Form 10-K405
period 1994-12-31
WEST COAST BANCORP /NEW/OR/
filed 1995-03-31
CIK 717059

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-K


             [X]  Annual Report Pursuant to Section 13 or 15(d) of
                      The Securities Exchange Act of 1934


For the fiscal year ended December 31, 1994     Commission file number 0-10997


                              WEST COAST BANCORP
            (Exact name of registrant as specified in its charter)


                      Oregon                          93-0810577
         (State or other jurisdiction of           I.R.S. Employer
         incorporation or organization)            Identification No.)

         301 Church Street N.E.
         Salem, Oregon                                             97301
         (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code:  (503) 399-2900

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                          Common Stock, No Par Value
                               (Title of Class)


   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes [X]   No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The approximate aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant on March 1, 1995, was $57,282,946.

   The number of shares of Registrant's Common Stock outstanding on March 1, 1995, was 4,319,549.


                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

                                     INDEX

                                                                          Page
PART I

Item 1.  BUSINESS. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .3
               General . . . . . . . . . . . . . . . . . . . . . . . . . . .3
               Recent Developments . . . . . . . . . . . . . . . . . . . . .3
               The Commercial Bank and Valley Commercial Bank. . . . . . . .4
               Coban, Inc. . . . . . . . . . . . . . . . . . . . . . . . . .5
               Employees . . . . . . . . . . . . . . . . . . . . . . . . . .5
               Competition . . . . . . . . . . . . . . . . . . . . . . . . .5
               Governmental Policies . . . . . . . . . . . . . . . . . . . .5
               Supervision and Regulation. . . . . . . . . . . . . . . . . .6
Item 2.  PROPERTIES. . . . . . . . . . . . . . . . . . . . . . . . . . . . 11
Item 3.  LEGAL PROCEEDINGS . . . . . . . . . . . . . . . . . . . . . . . . 12
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS . . . . . . . 12
         EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . . . . . . . . 12

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY  AND RELATED
          STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . . . . . . . 13
Item 6.  SELECTED FINANCIAL DATA . . . . . . . . . . . . . . . . . . . . . 13
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . . 14
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA . . . . . . . . . . . 27
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
          ACCOUNTING AND FINANCIAL DISCLOSURE. . . . . . . . . . . . . . . 48

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT. . . . . . . . 48
Item 11. EXECUTIVE COMPENSATION. . . . . . . . . . . . . . . . . . . . . . 52
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT . . . . . . . . . . . . . . . . . . . . . . . . . . . 57
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. . . . . . . . . . 59

PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K . . . . . . . . . . . . . . . . . . . . . . . . . . . . 59
SIGNATURES . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 60
EXHIBIT INDEX. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 61

                                    PART I

ITEM 1.  BUSINESS

                                    General

   West Coast Bancorp ("Bancorp" or the "registrant"), an Oregon corporation, was organized in August 1981 as a bank holding company under the name Commercial Bancorp. Pursuant to an Agreement and Plan of Reorganization dated November 30, 1981, Bancorp acquired all of the common stock of The Commercial Bank, an Oregon state-chartered bank, in a transaction effective July 12, 1982.

   As discussed in more detail under "Recent Developments," pursuant to an Agreement and Plan of Merger dated as of October 24, 1994, between former West Coast Bancorp ("WCB") and the registrant, as amended as of December 12, 1994 (the "Merger Agreement"), WCB and the registrant were merged on February 28, 1995 (the "Merger"), with the registrant as the surviving corporation. WCB was a one bank holding company headquartered in Newport, Oregon. The combined company commenced operations on March 1, 1995, under the name West Coast Bancorp and, with approximately $445 million in total assets, is the third largest bank holding company based in Oregon.

   The registrant is presently headquartered in Salem, Oregon, but will be moving its principal executive offices to Lake Oswego, Oregon, in the near future. Bancorp's principal business activities are conducted through its three bank subsidiaries, The Commercial Bank, Valley Commercial Bank, and The Bank of Newport (collectively, the "Banks"), each of which is an Oregon state-chartered, full-service commercial bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). At March 1, 1995, the Banks had facilities in a total of 18 cities and towns in Oregon, operating a total of 22 full-service branches and 2 limited service branches.

                              Recent Developments

Merger with Former West Coast Bancorp

   The merger of equals which was consummated between the registrant and former West Coast Bancorp on February 28, 1995, is expected to further both companies' objectives of preserving the benefits of a community banking business strategy under the umbrella of a "super community" banking organization with greater size, flexibility, breadth of services, efficiency, and capital strength than either institution would possess on a stand-alone basis. The combined corporations' complementary market areas, product mixes, and areas of expertise are anticipated to provide significant opportunities to achieve growth, revenue enhancement, increased quality of customer services, an ability to compete more effectively with larger institutions, and greater stability through diversification.

   In the Merger, WCB shareholders received .60 shares of Common Stock of the registrant (the "Common Stock") for each share of WCB stock owned. Shareholders of the registrant continue to have one share of Common Stock for each share owned prior to the Merger.

   For the year ended December 31, 1994, the operations of the registrant and WCB on a combined basis earned net income of $6.8 million, or $1.67 per share, before $922,000 of non-recurring Merger related and reorganization costs. Net income was $5.9 million or $1.44 per share after the Merger related costs.
The pro forma combined equity of the corporations at December 31, 1994, was $43.3 million, with 4.3 million shares outstanding and a book value of $10.18 per share. Net loans of the combined corporations of $276 million at December 31, 1994, represented approximately 63 percent of combined total assets. Combined deposits totaled in excess of $371 million at year-end 1994.

   Rodney B. Tibbatts, formerly president and chief executive officer of the registrant, and Victor L. Bartruff, formerly president and chief executive officer of WCB, have assumed the roles of Co-Presidents and Co-Chief Executive Officers of Bancorp. Mr. Tibbatts is primarily responsible for holding company administration and non-bank operating units, while Mr. Bartruff is primarily responsible for all banking operations. Each subsidiary bank is continuing to operate in its respective local communities with substantial autonomy and local decision making authority under the guidance of community boards of directors and local management.

The Bank of Newport

   WCB's only operating subsidiary was The Bank of Newport, which was established in 1925. It currently conducts business through eight branches located in the cities of Newport (two), Lincoln City, Waldport, Depoe Bay, and Toledo along the central Oregon coast, downtown Portland, Oregon, and Lake Oswego, a suburb of Portland. The Bank of Newport has received regulatory approval to open a new branch in east Portland, which is expected to open by April 1995. In addition, a commercial real estate loan brokerage office located in Lake Oswego originates and brokers commercial real estate loans to other banks, insurance companies, pension funds, and other sophisticated investors.

   The Bank of Newport's principal business consists of attracting deposits from the general public through its branch system and using those funds, together with advances from the Federal Home Loan Bank Board, to originate loans and purchase investment securities. The Bank of Newport also generates noninterest income through the origination and sale of mortgage and Small Business Administration ("SBA") loans, service charges on deposit accounts, loan servicing fees, ATM service charges, merchant credit card processing fees, and from the sale of annuities and mutual funds. To augment The Bank of Newport's commitment to small-and medium-sized businesses, it has adopted a number of lending programs targeted at serving this segment. It has expanded its use of the resources available through the SBA and has added employees experienced in both processing SBA guaranteed loans and selling the guaranteed portions of these loans. Also, The Bank of Newport has initiated its Business Manager product, an accounts receivable lending program designed specifically for small-to medium-sized businesses. Its loan portfolio emphasizes the tourism and real estate industries.

Pending Merger with Great Western Bank

   In October 1994, Bancorp and The Commercial Bank entered into a merger agreement with Great Western Bank of Dallas, Oregon. Under the agreement, subject to satisfaction of certain conditions (including, without limitation, approval by the shareholders of Great Western Bank and receipt of applicable regulatory approvals), Great Western Bank will be merged into The Commercial Bank and the shareholders of Great Western Bank will receive shares of Bancorp Common Stock in exchange for their shares. At December 31, 1994, Great Western Bank had total assets of approximately $9,300,000 and shareholders' equity of approximately $860,000. The number of shares of Bancorp Common Stock issuable to the shareholders of Great Western Bank will be determined by a formula based upon the adjusted book value of Great Western Bank (as defined) and the market price of Common Stock. Upon consummation of the merger, scheduled for March 30, 1995, the single branch of Great Western Bank will become the Dallas, Oregon, branch of The Commercial Bank.

                The Commercial Bank and Valley Commercial Bank

   The Commercial Bank and Valley Commercial Bank were organized in 1954 and 1981, respectively. The Commercial Bank's main office is located at 301 Church Street N.E., Salem, Oregon (telephone (503) 399-2900); it has three additional branches in Salem, three branches in Keizer, and branches in Molalla, Monmouth, Newberg, Silverton, Tigard, and Wilsonville. At
December 31, 1994, it had deposits totaling $232 million and loans totaling $167 million. The main office of Valley Commercial Bank is located at 4110 Pacific Avenue, Forest Grove, Oregon 97116 (telephone (503) 359-4495), with additional branches in North Plains and Hillsboro. At December 31, 1994, it had deposits and loans totaling $15 million and $10 million, respectively.

   The primary business strategy of The Commercial Bank and Valley Commercial Bank is to provide community banking services to individuals, professionals, and small- and medium-sized businesses, emphasizing customer relationships, a high level of service, and attention to customer needs. Business and commercial customers are a significant focus of activity. The two banks offer deposit accounts, safe-deposit, consumer lending, commercial and residential real estate lending, commercial loans, including operating lines secured by accounts receivable and inventory, and other traditional bank products. Their loan portfolios have some concentration in agricultural and light manufacturing related businesses. Deposit products include regular and special checking accounts, savings accounts, certificates of deposit, and money market accounts. Consumer credit products include residential first and second mortgages, automobile loans, credit cards, lines of credit, and other products. Lending services include short- and intermediate-term loans, inventory financing, equipment leasing, revolving lines of credit, and other types of credit. The Commercial Bank and Valley Commercial Bank also offer Master Card and VISA credit card programs through third party vendors as part of their retail banking services.

   In order to provide convenient banking services to their customers, The Commercial Bank and Valley Commercial Bank offer extended banking hours in selected branches. The Commercial Bank has also installed automatic teller machines in ten of its branches offering 24-hour transaction services, including cash withdrawals, deposits, account transfers, and balance inquiries.

   The Commercial Bank's Trust Department provides trust services to individuals, partnerships, corporations, and institutions. The Trust Department acts as fiduciary of estates and conservatorships, and as a trustee under various wills, trust, and pension and profit-sharing plans. The Commercial Bank also offers tax-deferred annuities, single-premium whole life insurance, other insurance investment products, and securities products.

                                  Coban, Inc.

   In December 1967, The Commercial Bank incorporated Coban, Inc. (Coban), an Oregon corporation. Coban was established to hold selected fixed assets of The Commercial Bank and to provide additional flexibility for real property transactions. In addition, Coban serves as an intermediary to purchase Common Stock for the voluntary employee stock purchase plan and the shareholder dividend reinvestment plan.

                                   Employees

   At March 1, 1995, Bancorp and its subsidiaries had approximately 335 full-time equivalent employees. None of these employees are represented by labor unions. A number of benefit programs are available to eligible employees including group medical plans, paid sick leave, paid vacation, group life insurance, pension plan, and an optional employee stock purchase plan.

                                  Competition

   At December 31, 1994, The Commercial Bank, The Bank of Newport, and Valley Commercial Bank were the 13th, 15th, and 47th largest, respectively, of the 51 commercial and savings banks in Oregon. The Banks compete with other commercial banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages, and other financial institutions. Banking in Oregon is dominated by United States National Bank of Oregon and First Interstate Bank of Oregon, N.A., which together account for approximately
44 percent of the total commercial and savings bank deposits in the state. Other significant competitors include subsidiaries of BankAmerica Corporation, Key Corp., and West One Bancorp. These competitors offer a greater number of branch locations (with statewide branch networks in the case of the two largest competitors), the ability to offer higher lending limits, and a variety of services not offered by the Banks. Bancorp has attempted to offset some of the advantages of the larger competitors by arranging participations with other banks for loans above its subsidiaries' legal lending limits. Emphasis is placed on local banking featuring quality service, local responsive decisionmaking, and money reinvested into the community, and by participating in nationwide services such as The Exchange, Instant Teller, and Cirrus networks.

                             Governmental Policies

   The earnings and growth of Bancorp and its banking subsidiaries, as well as their existing and future business activities, are affected not only by general economic conditions, but also by the fiscal and monetary policies of the Federal government and its agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (intended to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rates applicable to borrowings by banks from the Federal Reserve Banks. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and deposits. As banking is a business which depends largely on interest rate differentials (in general, the difference between the interest rates paid by the Banks on their deposits and their other borrowings and the interest rates received by the Banks on loans extended to their customers and on securities held in the Banks' investment portfolios), the influence of economic conditions and monetary policies on interest rates will directly affect earnings. The nature and impact of any future changes in monetary policies cannot be predicted.

                          Supervision and Regulation

General

   As a bank holding company, Bancorp is subject to supervision by the Federal Reserve Board pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). Its bank subsidiaries are subject to extensive supervision, examination, and regulation by applicable federal and state banking agencies, including the FDIC, in the case of The Commercial Bank and The Bank of Newport (which are not members of the Federal Reserve System), and the Federal Reserve Board, in the case of Valley Commercial Bank (which is a member bank). Each of the Banks is insured (to applicable limits) by, and therefore is also subject to the regulations of, the FDIC. In addition, the Banks are subject to supervision of the Oregon Department of Consumer and Business Services and regulation under Oregon law.

   Depository institutions, such as the Banks, are affected significantly by the actions of the Federal Reserve Board as it attempts to control the money supply and credit availability in order to influence the economy. Also, relevant Oregon law applies to certain areas of all bank operations, such as the opening of branches, and limits the maximum interest rates that may be charged by state banks.

   As a corporation chartered under the laws of the state of Oregon, Bancorp is also subject to certain limitations and restrictions as provided under applicable Oregon law. These include, for example, limitations and restrictions which relate to indemnification of directors, distributions to shareholders, transactions involving directors, officers, or interested shareholders, the maintenance of books, records, and minutes, and procedural matters relating to shareholder meetings and major corporate transactions.

   The following references to certain statutes and regulations are brief summaries thereof. The references are not intended to be complete and are qualified in their entirety by reference to the statutes and regulations. In addition, there are other statutes and regulations that apply to and regulate the operation of banking institutions. A change in applicable law or regulation may have a material effect on the business of Bancorp and its subsidiaries.

Dividend Restrictions

   Dividends paid by the Banks are the source of substantially all of Bancorp's cash flow. Various federal and state statutory provisions limit the amount of dividends the Banks are permitted to pay to Bancorp without regulatory approval. The Federal Reserve Board has issued a policy statement that a bank holding company should not declare or pay a cash dividend to its shareholders if the dividend would place undue pressure on the capital of its subsidiary banks or if the dividend could be funded only through additional borrowings or other arrangements that might adversely affect the financial position of the bank holding company. Specifically, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.

   If, in the opinion of the applicable federal banking agency, a depositary institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require, after notice and hearing, that such institution cease and desist from such practice. In addition, the Federal Reserve Board and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.
   Under Oregon law, the following limitations on the payment of dividends by Oregon state-chartered banks are imposed: (i) no dividends may be paid that would impair capital; (ii) until the surplus fund of a bank is equal to 50 percent of its paid-in capital, no dividends may be declared unless there has been carried to the surplus account at least 20 percent of the bank's net profits for the dividend period; (iii) dividends cannot be greater than net undivided profits then on hand minus losses, certain bad debts, certain charged-off assets or depreciation and accrued expenses, interest, and taxes; and (iv) if the surplus fund does not exceed 50 percent of paid-in capital at the time of a reduction in the surplus due to losses, dividends cannot be declared or paid in excess of 50 percent of net earnings until the surplus fund is restored to at least the amount from which the surplus was originally reduced.

   Under these restrictions, as of December 31, 1994, the Banks could have declared dividends of approximately $7.6 million in the aggregate, without obtaining prior regulatory approval. The payment of dividends by any bank subsidiary may also be affected by other factors, such as the requirement that each such subsidiary maintain adequate capital.

Holding Company Structure

   APPROVAL BY FEDERAL RESERVE BOARD. A bank holding company is required to file with the Federal Reserve Board annual reports and other information regarding its business operations and those of its subsidiaries. It is also subject to examination by the Federal Reserve Board and is required to obtain Federal Reserve Board approval before acquiring, directly or indirectly, ownership or control of any voting shares of any bank if, after such acquisition, it would directly or indirectly own or control more than 5 percent of the voting stock of that bank, unless it already owns a majority of the voting stock of that bank.

   The BHCA further provides that the Federal Reserve Board shall not approve any acquisition that would result in or further the creation of a monopoly, or the effect of which may be substantially to lessen competition, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the probable effect in meeting the convenience and needs of the community to be served.

   LIMITS ON CONTROL OF NONBANKS. Under the BHCA, a bank holding company is, with limited exceptions, prohibited from (i) acquiring direct or indirect ownership or control of more than 5 percent of the voting shares of any company which is not a bank or (ii) engaging in any activity other than managing or controlling banks. With the prior approval of the Federal Reserve Board, however, a bank holding company may own shares of a company engaged in activities which the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

   The Federal Reserve Board has by regulation determined that certain activities are so closely related to banking as to be a proper incident thereto within the meaning of the BHCA. These activities include, but are not limited to, operating an industrial loan company, industrial bank, savings association, mortgage company, finance company, credit card company or factoring company; performing certain data processing operations; providing investment and financial advice; operating a trust company in certain instances; selling traveler's checks, United States savings bonds, and certain money orders; providing certain courier services; providing management consulting advice to nonaffiliated depository institutions in some instances; acting as insurance agent for certain types of credit-related insurance; leasing property or acting as agent, broker, or adviser for leasing property on a "full pay-out basis"; acting as a consumer financial counselor, including tax planning and return preparation; performing futures and options advisory services, check guarantee services, and discount brokerage activities; operating a collection or credit bureau; or performing personal property appraisals.

   The Federal Reserve Board has also determined that certain activities are not so closely related to banking to be a proper incident thereto within the meaning of the BHCA. Such activities include real estate brokerage and syndication; land development; property management; underwriting of life insurance not related to credit transactions; and, with certain exceptions, securities underwriting and equity funding. In the future, the Federal Reserve Board may add to or delete from the list of activities permissible for subsidiaries of bank holding companies.

   TRANSACTIONS INVOLVING BANK SUBSIDIARIES.  Transactions involving the
Banks will be subject to restrictions under federal law that limit the transfer of funds from such subsidiaries to Bancorp and (with certain exceptions) its nonbank subsidiaries in "covered transactions" such as loans, extensions of credit, investments, or asset purchases. Each such transfer by a bank subsidiary to either Bancorp or any nonbank subsidiary is limited to 10 percent of that bank subsidiary's capital and surplus and, with respect to all such transfers to Bancorp and all Bancorp's nonbank subsidiaries in the aggregate, to 20 percent of that bank subsidiary's capital and surplus. Furthermore, loans and extensions of credit are required to be secured in specified amounts. "Covered transactions" also include the acceptance of securities issued by the bank subsidiary as collateral for a loan and the issuance of a guarantee, acceptance, or letter of credit for the benefit of Bancorp or its nonbank subsidiaries.

   TIE-IN ARRANGEMENTS. A bank holding company and its subsidiaries are prohibited from certain tie-in arrangements in connection with any extension of credit, sale or lease of property, or furnishing of services. For example, with certain exceptions, a bank may not condition an extension of credit on a promise by its customer to obtain other services provided by it, its holding company, or other subsidiaries, or on a promise by its customer not to obtain other services from a competitor.

   BANK HOLDING COMPANY SUPPORT OF BANK SUBSIDIARIES. Under Federal Reserve Board policy, a bank holding company is expected to act as a source of financial and managerial strength to each of its subsidiary banks and to commit resources to support each such subsidiary bank. This support may be required by the Federal Reserve Board at times when Bancorp may not have the resources to provide it or, for other reasons, would not otherwise be inclined to provide it. Any capital loans by Bancorp to any of the Banks are subordinate in right of payment to deposits and to certain other indebtedness of such bank subsidiary. In addition, the Crime Control Act of 1990 provides that, in the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a subsidiary bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

   RECOVERY OF LOSSES BY FDIC. A depository institution, the deposits of which are insured by the FDIC, may be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution or
(ii) any assistance provided by the FDIC to a commonly controlled FDIC-insured depository institution in danger of default (the so-called cross guaranty provision). "Default" is defined under the FDIC's regulations generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a "default" is likely to occur in the absence of regulatory assistance.

Capital Requirements

   The minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as stand-by letters of credit) required by the Federal Reserve Board for bank holding companies is 8 percent. At least one-half of the total capital must be comprised of common equity, retained earnings, qualifying noncumulative perpetual preferred stock, a limited amount of qualifying cumulative perpetual preferred stock, and minority interests in the equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier 1 capital"). The remainder may consist of hybrid capital instruments, perpetual debt, mandatorily convertible debt securities, a limited amount of subordinated debt, other preferred stock, and a limited amount of loan and lease loss reserves ("Tier 2 capital"). The Federal Reserve Board has stated that banking organizations generally, and particularly those that actively make acquisitions, are expected to operate well above the minimum risk-based capital ratios.

   In addition, Bancorp is subject to minimum leverage ratio (Tier 1 capital to average total assets) guidelines. These guidelines provide for a minimum leverage ratio of 3 percent for bank holding companies that meet certain specified criteria, including that they have the highest supervisory rating. All other bank holding companies are required to maintain a leverage ratio which is at least 100 to 200 basis points higher (i.e., a leverage ratio of at least 4 percent to 5 percent). Neither Bancorp nor any of its bank subsidiaries has been advised by its appropriate federal regulatory agency of any specific leverage ratio applicable to it. The guidelines also provide that banking organizations experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets. Furthermore, the guidelines indicate that the Federal Reserve Board will continue to consider a "tangible Tier 1 leverage ratio" in evaluating proposals for expansion or new activities. The tangible Tier 1 leverage ratio is the ratio of a banking organization's Tier 1 capital less all intangibles to total assets less all intangibles. The Banks will also be subject to capital requirements adopted by applicable federal regulatory agencies which are substantially similar to those imposed by the Federal Reserve Board on bank holding companies. As of December 31, 1994, Bancorp and each of the Banks had capital in excess of all minimum regulatory requirements.

   Each of the federal banking agencies has proposed regulations that would add an additional capital requirement based upon the amount of an institution's exposure to interest rate risk. The federal banking agencies have yet to adopt final rules on the interest rate risk component of risk-based capital.

   The Federal Deposit Insurance Act (the "FDIA") generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the institution would thereafter be undercapitalized.

   Undercapitalized depository institutions are also subject to restrictions on borrowing from the Federal Reserve System, are subject to increased monitoring by the appropriate federal banking agency and limitations on growth, and are required to submit a capital restoration plan. The federal banking agencies may not accept a capital plan without determining, among other things, that the plan is based on realistic assumptions and is likely to succeed in restoring the institution's capital. In addition, for a capital restoration plan to be acceptable, the depository institution's parent holding company must guarantee that the institution will comply with such capital restoration plan. The aggregate liability of the parent holding company with respect to such a guarantee is limited to the lesser of: (a) an amount equal to 5 percent of the depository institution's total assets at the time it became undercapitalized or (b) the amount which is necessary (or would have been necessary) to bring the institution into compliance with all capital standards applicable with respect to such institution as of the time it fails to comply with the plan. If a depository institution fails to submit an acceptable plan, it is treated as if it were significantly undercapitalized. Significantly undercapitalized depository institutions may be subject to a number of requirements and restrictions, including orders to sell sufficient voting stock to become adequately capitalized and requirements to reduce total assets, and are prohibited from receiving deposits from correspondent banks. "Critically undercapitalized" institutions are subject to the appointment of a receiver or conservator.

   Under Oregon law, the Oregon Department of Consumer and Business Services has the authority to require the shareholders of an Oregon state- chartered bank to contribute additional capital to the bank if its capital becomes impaired. The capital of a bank is deemed to be impaired under Oregon law if the value of the bank's assets is insufficient to pay its liabilities (excluding any liability on outstanding capital debentures) plus the amount of its paid-in capital.

Recent Legislation

   FEDERAL DEPOSIT INSURANCE CORPORATION IMPROVEMENT ACT OF 1991. In 1991, Congress enacted the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), which, among other things, amended the FDIA, increased the FDIC's borrowing authority to resolve bank failures, mandated least-cost resolutions and prompt regulatory action with regard to undercapitalized institutions, expanded consumer protection, and mandated increased supervision of domestic depository institutions and the U.S. operations of foreign depository institutions. FDICIA requires federal banking agencies to promulgate regulations and specify standards in numerous areas of bank operations, including interest rate exposure, asset growth, internal controls, credit underwriting, executive officer and director compensation, real estate construction financing, additional review of capital standards, interbank liabilities, and other operational and managerial standards as the agencies determine appropriate. These regulations have increased and may continue to increase the cost of and the regulatory burden associated with the banking business.

   FDICIA contains numerous amendments to consumer-related laws. The Equal Credit Opportunity Act ("ECOA") has been amended to require the banking agencies to report any case where there is a reason to believe a pattern or practice of violating the ECOA has occurred directly to the United States Attorney General. The Expedited Funds Availability Act has been amended to extend the time period in which notice must be given to depositors regarding the use of an exception to the institution's funds availability schedule. The Truth in Savings Act, which requires comprehensive disclosures of interest rates and terms of deposit accounts, has been adopted pursuant to FDICIA.

   PROMPT CORRECTIVE ACTION. Effective in December 1992, the FDIC, the Federal Reserve Board, and other federal bank regulatory authorities adopted new regulations to implement the prompt corrective action provisions of the FDIA. The capital-based prompt corrective action provisions of the FDIA and their implementing regulations apply to FDIC-insured depository institutions and are not applicable to holding companies which control such institutions. However, the Federal Reserve Board has indicated that in regulating bank holding companies, it will take appropriate action at the holding company level based on its assessment of the effectiveness of supervisory actions imposed upon subsidiary depository institutions pursuant to such provisions and regulations. Although the capital categories defined under the prompt corrective action regulations are not directly applicable to Bancorp under existing law and regulations, if Bancorp were placed in a capital category, it would have qualified as well-capitalized as of December 31, 1994. As of December 31, 1994, no bank subsidiary of Bancorp was subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

   BROKERED DEPOSITS. The FDIC has also adopted final regulations governing the receipt of brokered deposits. Under these regulations, an FDIC-insured bank or savings association cannot accept brokered deposits unless: (i) it is well capitalized or (ii) it is adequately capitalized and receives a waiver from the FDIC.

   A bank or savings association that cannot receive brokered deposits also cannot offer "pass through" insurance on certain employee benefit accounts, unless it provides certain notice to affected depositors. In addition, a bank or savings association that is not well capitalized may not pay an interest rate on any deposits in excess of 75 basis points over certain prevailing market rates.

   At December 31, 1994, none of Bancorp's bank subsidiaries had brokered deposits.

   FDIC INSURANCE. The FDIC has adopted a risk-related insurance assessment system. Under the risk-related insurance assessment system, a bank or savings association is required to pay an assessment ranging from $.23 to $.31 per $100 of deposits based on the institution's risk classification. The Banks pay assessments to the FDIC's Bank Insurance Fund.

   The risk classification is based on an assignment of the institution by the FDIC to one of three capital groups and to one of three supervisory subgroups. The capital groups are "well capitalized," "adequately capitalized," and "undercapitalized." The three supervisory subgroups are Group "A" (for financially sound institutions with only a few minor weaknesses), Group "B" (for those institutions with weaknesses which, if uncorrected, could cause substantial deterioration of the institution and increase risk to the deposit insurance fund), and Group "C" (for those institutions with a substantial probability of loss to the fund absent effective corrective action). For the most recent assessment period, insurance assessments on all deposits of the Banks were paid at the $.23 rate per $100 of deposits. In February 1995, the FDIC published proposed rules which, if adopted, would result in a significant reduction in assessment rates for members of the Bank Insurance Fund.

   INTERSTATE BRANCHING. The Reigle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") will, over the next three years, permit nationwide interstate banking and branching by bank holding companies meeting specified capital and management adequacy standards. The Interstate Act currently allows states to permit interstate mergers within their own borders. After September 1995, bank holding companies may buy banks in any state. From that time, states may not prohibit such purchases. As of July 1, 1997, banks will be permitted to merge with banks in any other state as long as the state has not passed legislation prohibiting such mergers. Also, if a state permits it, a bank may establish de novo branches in the state. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area. At this time, the impact of the Interstate Act on Bancorp and its bank subsidiaries is unclear.

Control Acquisitions

   The Change in Bank Control Act of 1978, as amended, prohibits a person or group of persons from acquiring "control" of a bank holding company unless the Federal Reserve Board has been given 60 days' prior written notice of proposed acquisition and within that time period the Federal Reserve Board has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the Federal Reserve Board issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the Federal Reserve Board, the acquisition of 10 percent or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Securities Exchange Act of 1934, such as Bancorp, would, under the circumstances set forth in the presumption, constitute the acquisition of control.

   In addition, any "company" would be required to obtain the approval of the Federal Reserve Board under the BHCA before acquiring 25 percent (5 percent in the case of an acquiror that is a bank holding company) or more of the outstanding shares of the Common Stock, or otherwise obtaining control over Bancorp.

ITEM 2.  PROPERTIES

      The principal properties of the registrant are comprised of banking facilities owned by the registrant's three banking subsidiaries.

      The main offices of The Commercial Bank are located in downtown Salem, Oregon, in recently remodeled two-story buildings totaling approximately 40,000 square feet of space. The main offices, which are owned by The Commercial Bank, include administrative offices of Bancorp and The Commercial Bank, the main branch of The Commercial Bank, and drive-up teller facilities. The Commercial Bank also operates 12 other branches, of which 6 are owned and 6 are leased at an aggregate monthly rental of approximately $11,000. In addition, The Commercial Bank owns an approximately 8,000-square-foot service center in Salem, Oregon, that houses data processing facilities.

      The main office of Valley Commercial Bank is located in Forest Grove, Oregon, in a building owned by a subsidiary of The Commercial Bank. Valley Commercial Bank operates a branch in North Plains, Oregon, in a facility owned by it, and a branch in Hillsboro, Oregon, which is leased for approximately $2,800 per month.

      The Bank of Newport owns the land and building housing its main offices located in Newport, Oregon, consisting of approximately 15,640 square feet of space. At December 31, 1994, The Bank of Newport also owned the land and buildings housing four other branches and offices and leased the space housing five branches and offices at a monthly aggregate rental of approximately $10,000.

ITEM 3.  LEGAL PROCEEDINGS

      Beginning in 1987, The Commercial Bank's Trust Department offered interests in a common trust fund (the "IRA Fund") as an investment vehicle for individual retirement accounts. In the fall of 1994, The Commercial Bank and the manager of The Commercial Bank's Trust Department consented to the entry of an order by the Securities and Exchange Commission (the "SEC") finding that The Commercial Bank willfully violated, and that the manager of The Commercial Bank's Trust Department willfully aided and abetted and caused violations by The Commercial Bank of, various provisions of the Securities Act of 1933, as amended ("Securities Act"), and the Investment Company Act of 1940, as amended ("Investment Company Act"), by offering interests in the IRA Fund without registration under such laws, by failing to disclose that interests in the IRA Fund were not insured by the FDIC, and otherwise. Pursuant to offers of settlement, in which The Commercial Bank and the manager of the Trust Department neither admitted nor denied the violations, the SEC ordered that The Commercial Bank and the manager of the Trust Department each cease and desist from committing or causing violations of the specified provisions of the Securities Act and Investment Company Act. The Commercial Bank was ordered to pay a civil penalty in the amount of $75,000 and to retain an independent consultant to conduct a review of compliance procedures, to recommend policies and procedures to prevent and detect violations of federal securities laws, and to report to the Board of Directors of The Commercial Bank. The manager of the Trust Department was suspended from association with any broker/dealer, municipal securities dealer, investment adviser, or investment company for a period of six months. Together with the independent consultant, The Commercial Bank is evaluating the most effective method of ensuring that the IRA Fund is operated in full compliance with all applicable securities laws and is actively reviewing alternatives, principally various means of offering registered funds sponsored by third parties. The Commercial Bank also plans to offer recision (at a price equal to original deposit plus
9 percent per annum interest) of prior purchases of interests in the IRA Fund. The Commercial Bank estimates that its maximum aggregate liability in the event of acceptance of the recision offer by all persons whose interests in the IRA Fund have a current market value of less than the amount offered in the recision offer is approximately $90,000, based on market prices as of December 31, 1994.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      A special meeting of Bancorp's common shareholders was held on February 27, 1995, to consider and vote upon approval of a plan of merger contained in the Merger Agreement. The table below shows the votes cast for or against approval of the Merger, as well as abstentions and broker non-votes.

                                                No. of Shares

            For                                 1,844,344.8400
            Against                                33,366.8630
            Abstentions                            11,609.6826
            Broker Non-Votes                        8,480.0000

Pursuant to the Merger Agreement, the following individuals were designated as directors of Bancorp beginning the effective date of the Merger, with terms ending as of the annual meeting of shareholders occurring in the years specified below.

            Name                       Term Ending

      Lloyd D. Ankeny                     1998
      Iral D. Barrett                     1998
      Victor L. Bartruff                  1997
      Phillip G. Bateman                  1998
      Chester C. Clark                    1997
      Lester D. Green                     1996
      Stanley M. Green                    1998
      William B. Loch                     1997
      Jack E. Long                        1996
      C. Douglas McGregor                 1998
      Robert D. Morrison                  1997
      J. F. Ouderkirk                     1996
      Gary D. Putnam                      1996
      Rodney B. Tibbatts                  1997

EXECUTIVE OFFICERS OF THE REGISTRANT

      Information regarding Bancorp's executive officers appears in Item 10 of this report.

                                    PART II

Item 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS

      Bancorp's common stock is traded over the counter in the NASDAQ National Market System. At December 31, 1994, there were approximately 1,100 shareholders of record of Bancorp common stock. The following table presents the high and low sales prices, as reported by NASDAQ, of Bancorp's common stock and cash dividends paid for each quarter in the last two years:

                                                                    Cash
                                           High         Low       Dividend
            1994        1st Quarter       $15.91      $12.85      $.0750
            1994        2nd Quarter        16.00       14.75       .0750
            1994        3rd Quarter        16.50       15.25       .0750
            1994        4th Quarter        17.00       14.00       .0750

            1993        1st Quarter       $15.68      $13.18      $.0682
            1993        2nd Quarter        15.23       14.09       .0682
            1993        3rd Quarter        14.55       12.95       .0682
            1993        4th Quarter        15.68       13.64       .0682

The market prices and cash dividends have been adjusted retroactively for the 2-for-1 stock split effective January 25, 1993, and the 10 percent stock dividend paid in 1994. See Item 1. Business, "Supervision and Regulation-- Dividend Restrictions" for a discussion of legal restrictions on the ability of Bancorp's banking subsidiaries to pay dividends to Bancorp.

Item 6.  SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with Bancorp's consolidated financial statements and the accompanying notes presented in Item 8 of this report. The data was not restated to reflect the February 28, 1995, merger with former West Coast Bancorp.

Years Ended December 31            1994        1993        1992        1991        1990
                               --------    --------    --------    --------    --------
                                     (Dollars in thousands, except per share data)
Interest income                $ 21,633    $ 19,540    $ 19,829    $ 19,533    $ 19,296
Interest expense                 (5,538)     (5,630)     (6,632)     (8,420)     (9,163)
                               --------    --------    --------    --------    --------
  Net interest income            16,095      13,910      13,197      11,113      10,133

Provision for possible
  loan losses                      (300)       (325)       (832)       (600)       (560)
                               --------    --------    --------    --------    --------
Net interest income after
  provision for possible
  loan losses                    15,795      13,585      12,365      10,513       9,573
Other income                      3,850       4,292       3,557       3,120       2,466
Operating expenses              (14,168)    (12,582)    (12,202)    (10,567)     (9,391)
                               --------    --------    --------    --------    --------
Income before income taxes        5,477       5,295       3,720       3,066       2,648
Provision for income taxes       (1,464)     (1,344)       (854)       (762)       (696)
                               --------    --------    --------    --------    --------
Net income                     $  4,013    $  3,951    $  2,866    $  2,304    $  1,952
                               ========    ========    ========    ========    ========

Per share (a):
  Net income                   $   1.53    $   1.51    $   1.09    $   0.88    $   0.75
  Cash dividends                    .30         .27         .23         .20         .23
  Year-end book value             10.30        9.35        8.01        7.51        6.79

Total assets                   $282,579    $277,300    $240,791    $230,369    $203,664
Total deposits                  246,654     245,589     217,890     207,577     184,905
Net loans                       173,988     153,829     136,306     141,705     128,754
Shareholders' equity             27,007      24,514      20,980      18,735      16,953

Performance ratios:
Return on average assets           1.43%       1.54%       1.22%       1.10%        .98%
Return on average equity          15.58       17.37       14.43       12.91       12.02
Equity to assets                   9.47        8.91        8.67        8.13        8.32
Net loans to deposits             70.54       62.64       63.10       68.27       69.63

(a)  All per share data has been restated to reflect 5 percent stock dividends issued in
1990 and 1992, a 2-for-1 stock split in 1993 and a 10 percent stock dividend in 1994.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      The following discussion is intended to be read in conjunction with and is qualified in its entirety by reference to the consolidated financial statements and accompanying notes presented in Item 8 of this report.

Years Ended December 31, 1994 and 1993

Financial Highlights

      Net income for 1994 of $4,013,000 was 2 percent higher than the $3,951,000 in 1993, which was 38 percent greater than the $2,866,000 in 1992. Return on average assets (ROA) decreased to 1.43 percent in 1994, versus
1.54 percent and 1.22 percent in 1993 and 1992, respectively. Return on average shareholders' equity (ROE) was 15.58 percent in 1994, compared to
17.37 percent and 14.43 percent in 1993 and 1992, respectively. The primary capital-to-asset leverage ratio was 9.56 percent at December 31, 1994, compared to 9.50 percent and 8.95 percent at year-end 1993 and 1992, respectively.

Earnings Performance

      NET INTEREST INCOME. Net interest margin, which is tax-equivalent net interest income divided by average earning assets, increased to an annualized
6.98 percent during 1994, versus 6.58 percent in 1993, and 6.79 percent in 1992. This statistical measurement of the primary earnings source is an important indicator of the ability to effectively manage the earning assets and interest bearing liabilities. Through September 30, 1994, this tax equivalent net interest margin placed Bancorp in the top 2 percent of its 568 peer bank holding companies with total assets between $150 million and $300 million located in the twelfth Federal Reserve district.

      The overall tax-equivalent earning asset yield increased to 9.21 percent compared to 9.03 percent for the same period in 1993 due to an increase in market interest rates and a growth in the proportion of relatively-higher yielding loans to earning assets. The prime rate increased from 6.00 percent on January 1, 1994, to 8.50 percent as of December 31, 1994. Loans, which generally carry a higher yield than securities, comprised 67 percent of average earning assets during 1994, versus 61 percent in 1993.

      Interest cost as a percent of earning assets declined to 2.23 percent in 1994 versus 2.45 percent in 1993, and 3.17 percent in 1992. Although the average 91-day treasury bill rate increased from 3.03 percent in January 1994 to 5.65 percent in December 1994, local competitive conditions plus a continued focus on quality personal service allowed deposit pricing at the lower end of the local market. As a result, tax-equivalent net interest income for the year 1994 of $17,341,000 was $2,232,000 or 15 percent higher than $15,109,000 in 1993 which was $914,000 or 6 percent higher than the $14,195,000 in 1992.

              AVERAGE BALANCES AND AVERAGE RATES EARNED AND PAID

      The following table shows average balances and interest income or interest expense, with the resulting average yield or rates by category of average earning asset or interest-bearing liability (dollars in thousands):

                                               Year Ended December 31,

                                         1994                              1993                              1992
                        -------------------------------   -------------------------------   -------------------------------
                                   Interest    Average               Interest    Average               Interest    Average
                        Average    Income or   Yields     Average    Income or   Yields     Average    Income or   Yields
                        Balance    Expense     or Rates   Balance    Expense     or Rates   Balance    Expense     or Rates
ASSETS:
  Taxable securities    $ 36,115   $ 1,783      4.94%     $ 41,378   $ 1,946      4.70%     $ 31,774   $ 1,986      6.25%
  Nontaxable securities (1)  40,373     3,642      9.02        35,965     3,504      9.74        28,529     2,917     10.22
  Federal funds sold       6,636       257      3.87        11,372       325      2.86         6,750       235      3.48
  Loans, net of unearned
    income (2)(3)        165,244    17,197     10.41       141,023    14,964     10.61       142,065    15,689     11.04
                        --------   -------                --------   -------                 -------   -------
    Total earning
      assets/interest
      income (1)         248,368    22,879      9.21%      229,738    20,739      9.03%      209,118    20,827      9.96%
  Reserve for loan losses  (2,701)                           (2,363)                           (2,070)
  Other assets            34,926                            28,512                            27,777
                        --------                          --------                          --------
    Total assets        $280,593                          $255,887                          $234,825
                        ========                          ========                          ========

LIABILITIES AND
  SHAREHOLDERS'
  EQUITY:
  Interest-bearing
    demand deposits     $ 78,395   $ 1,752      2.23%     $ 72,471   $ 1,728      2.38%     $ 66,866   $ 1,883      2.82%
  Savings deposits        77,267     2,283      2.95        61,015     1,946      3.19        40,631     1,439      3.54
  Time deposits           43,308     1,503      3.47        52,119     1,956      3.75        66,185     3,310      5.00
                        --------   -------                --------   -------                --------   -------
    Total
      interest-bearing
      liabilities/interest
      expense            198,970     5,538      2.78       185,605     5,630      3.03       173,682     6,632      3.82
  Demand deposits         46,983                            42,976                            37,412
  Other liabilities        8,879                             4,559                             3,873
                        --------                          --------                          --------
    Total liabilities    254,832                           233,140                           214,967
  Shareholders' equity    25,761                            22,747                            19,858
                        --------   -------                --------   -------                --------   -------
    Total liabilities and
       shareholders'
       equity           $280,593                          $255,887                          $234,825
                        ========                          ========                          ========
  Net interest income              $17,341                           $15,109                           $14,195
                                   =======                           =======                           =======
  Net interest spread                           6.43                              6.00                              6.14
  Average yield on
    earning assets (1)                          9.21                              9.03                              9.96
  Interest expense to
    earning assets                              2.23                              2.45                              3.17
  Net interest income to
    earning assets (1)                          6.98%                             6.58%                             6.79%
                                               =====                             =====                              =====

(1)Tax-exempt income has been adjusted to a tax-equivalent basis at a 34 percent rate.
(2)Nonaccrual loans are included in the average balance.
(3)Loan fees included in the yield calculation totaled $1,341,000 in 1994, $1,627,000 in 1993, and $1,578,000 in 1992.

      ANALYSIS OF CHANGES IN INTEREST DIFFERENTIAL. The following table shows the dollar amount of the increase (decrease) in Bancorp's net interest income and expense and attributes such dollar amounts to changes in volume as well as changes in rates. Rate/volume variances have been allocated proportionally between rate and volume changes:

                                                      Year Ended December 31,

                                        1994 over 1993                   1993 over 1992
                                Amount of Change Attributed to   Amount of Change Attributed to
                                ------------------------------   ------------------------------
                                                      Total                            Total
                                                    Increase                         Increase
                                  Volume    Rate    (Decrease)    Volume     Rate    (Decrease)
                                  ------    ----    ---------     ------     ----    ----------
(Dollars in thousands)
Interest income:
  Interest on taxable
    securities                    $ (470)  $ 307    $  (163)     $  519    $ (559)    $  (40)
  Interest on nontaxable
    securities (1)                   409    (271)       138         676       (89)       587
  Federal funds sold                (159)     91        (68)        138       (48)        90
  Interest and fees on loans       2,545    (312)     2,233        (115)     (610)      (725)
                                  ------   -----    -------     -------    ------     ------
    Total interest income (1)      2,325    (185)     2,140       1,218    (1,306)       (88)
Interest expense:
  Savings and interest-bearing
    demand                           636    (275)       361         744      (392)       352
  Time deposits                     (311)   (142)      (453)       (622)     (732)    (1,354)
                                  ------   -----     ------      ------    ------     ------
    Total interest expense           325    (417)       (92)        122    (1,124)    (1,002)
                                  ------   -----     ------      ------    ------     ------
  Net interest spread (1)         $2,000   $ 232     $2,232      $1,096    $ (182)    $  914
                                  ======   =====     ======      ======    ======     ======
___________

(1)Tax-exempt income has been adjusted to a tax-equivalent basis at a 34 percent rate.


      PROVISION FOR POSSIBLE LOAN LOSSES. Recoveries exceeded charge-offs by $108,000 during 1994, versus net charge-offs of $57,000 in 1993 and $556,000 in 1992. Loans on nonaccrual status declined to $302,000 at december 31, 1994, versus $983,000 at year-end 1993. Bancorp made a provision for possible loan losses of $300,000 for 1994, versus $325,000 for 1993 and $832,000 in 1992.
The provision amount is based on past charge-off experience, a careful analysis of our current portfolio, and evaluation of future economic trends in our market area. Management continues to closely monitor the loan quality of new and existing relationships; 1995 net loan losses are projected to total approximately $150,000.

      NONINTEREST INCOME AND NONINTEREST EXPENSE. Management continues to emphasize and reward the customer's total banking relationship with reduced fees, and has not implemented a service charge change since May 1, 1992. Thus, service charge income for 1994 declined to $1,410,000 versus $1,536,000 in 1993 and $1,498,000 in 1992.

      The Commercial Bank Trust Department's assets under management grew 15 percent during 1994. As a result of this growth, trust income of $1,206,000 was $128,000 or 12 percent greater than the $1,078,000 for 1993, which was 39 percent higher than the $776,000 earned in 1992. Other income decreased primarily because 1993 results included $241,000 in gross revenue from the 1993 sale of The Commercial Bank's Bankcard Department.

      Salary and benefit expense of $7,781,000 in 1994 was 5 percent or $396,000 higher than the $7,385,000 in 1993, which was $566,000 or 8 percent higher than the $6,819,000 in 1992, reflecting salary increases and the higher accrual for the payment of employee incentives under the Banks' ROA Incentive Compensation Plans.

      Net occupancy expense in 1994 of $1,088,000 was $152,000 or 16 percent greater than the $936,000 in 1993, which was $48,000 or 6 percent higher than the $888,000 in 1992. Furniture and equipment expense of $853,000 in 1994 was $141,000 or 20 percent greater than 1993 expense of $712,000, which was $168,000 or 19 percent lower than the $880,000 in 1992. 1994 included initial costs associated with the construction of a new Home Office for The Commercial Bank, remodeling of the old Home Office building, and the opening of the Tigard branch. 1993 included the opening of the new Valley Commercial Bank Hillsboro branch. The ten-year renovation program of The Commercial Bank branches which began in 1992, including the construction of a new Home Office and the renovation of its existing Home Office in 1994, may increase occupancy or equipment costs slightly during the next several years, but such expenses are expected to be substantially offset by the elimination of the lease expense for the former administrative offices.

      Communications expense of $422,000 was $33,000, or 7 percent, lower than the $455,000 in 1993, which was $37,000, or 9 percent, higher than the $418,000 in 1992. Data processing expense of $428,000 was $209,000, or 33 percent, lower than the $637,000 in 1993, which was $66,000, or 9 percent, lower than the $703,000 in 1992. The sale of The Commercial Bank's Bankcard Department in 1993 significantly reduced the associated data processing expense versus the prior year's expense, while 1992 expense included the implementation of the new data processing system for its main deposit, loan, and general ledger functions.

      Examination and deposit insurance expense of $667,000 was $49,000, or 8 percent, higher than the $618,000 in 1993, which was $32,000, or 5 percent, lower than the $650,000 in 1992. These costs include the rise in FDIC premium from deposit growth. In 1994, Bancorp's bank subsidiaries paid $538,000 for FDIC insurance, versus $481,000 in 1993, and $461,000 in 1992. In 1994, the
FDIC continued tiered pricing for FDIC insurance, providing the most favorable rate for well-capitalized, strongly managed institutions. Both The Commercial Bank and Valley Commercial Bank qualified for the lowest premiums in 1994.

      Loan origination and collection expense of $178,000 was $35,000, or 16 percent, lower than the $213,000 in 1993, which was $93,000, or 30 percent, lower than the $306,000 in 1992. The 1992 costs included collection efforts associated with several large obligations, which have been resolved without significant losses. Similar collection efforts were not required in 1994 or 1993.

      Other expense of $2,519,000 was $1,139,000, or 83 percent, higher than the $1,380,000 in 1993, which was $120,000, or 10 percent, higher than the $1,260,000 in 1992. Expenses associated with the pending merger of equals with West Coast Bancorp totaled $360,000 in 1994. Costs associated with The Commercial Bank's settlement with the Securities and Exchange Commission over the bank's failure to properly register an IRA fund totaled $292,000 in 1994, including a $75,000 non tax-deductible fine.

      INCOME TAXES. Income tax expense for 1994 was $1,464,000, or 27 percent of pre-tax income, versus 1993 of $1,344,000, or 25 percent of pre-tax income, and 1992 of $854,000, or 23 percent of pre-tax income.

      In February 1992, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" (SFAS No. 109). This standard requires an asset-and-liability approach for financial accounting and reporting for income taxes, replacing the income statement approach inherent in the prior income tax accounting standard. The implementation of this standard was required in 1993. The effect of adopting this standard was not significant.

Balance Sheet Analysis

      INVESTMENT SECURITIES. The approximately 160 basis point rise in overall market rates since January 1, 1994, reduced the market value of the investment portfolio to $670,000 below book value on December 31, 1994, versus $3,241,000 above book value at year-end 1993. At December 31, 1994, the impact on equity for the mark-to-market securities was a negative $747,000, less $287,000 for the tax impact, compared to a positive $416,000 less the $161,000 tax impact at year-end 1993.

      During 1994, $10,329,000 in available for sale securities were sold, generating a net $51,000 loss. An additional $431,000 was sold from the held to maturity category due to a deterioration in credit quality, generating a net $3,000 gain. This compares to sales of $5,826,000 in 1993, with net gains of $77,000.

      LOANS. Gross loans outstanding increased 14 percent to $176,893,000 at December 31, 1994, from $156,326,000 at December 31, 1993. The reserve for possible loan losses equalled 1.64 percent of total loans at December 31, 1994, versus 1.60 percent of total loans at year-end 1993.


                                                         December 31,

                       1994               1993              1992              1991              1990
                  ----------------- ------------------ ----------------- -----------------------------------
                  Amount Percent    Amount  Percent    Amount Percent    Amount Percent   Amount  Percent
                  ------ -------    ------  -------    ------ -------    ------ -------   ------  -------

                                                   (dollars in thousands)

Commercial      $69,386   39.88%  $66,340    43.12%  $60,376   44.29%  $63,566   44.85% $55,010    42.72%
Real estate
 construction    14,990    8.62     1,226      .80     4,610    3.38     4,252    3.00    4,974     3.86
Real estate
 mortgage        69,149   39.74    59,562    38.72    41,706   30.60    39,841   28.12   38,139    29.62
Installment      23,004   13.22    29,198    18.98    31,822   23.35    34,399   24.28   29,583    22.98
Other               364     .21       -         -         21     .02     1,600    1.13    2,522     1.96
                -------  ------   -------   ------   -------  ------   -------  ------  -------   ------
Total loans     176,893   101.67  156,326   101.67   138,535  101.64   143,658  101.38  130,228   101.14
Less -
Reserve for
 possible
 loan losses     (2,905) ( 1.67)   (2,497)   (1.62)   (2,229)  (1.64)   (1,953)  (1.38)  (1,474)   (1.14)
                -------  ------   -------   ------   -------  ------   -------  ------  -------   ------
Net loans      $173,988  100.00% $153,829   100.00% $136,306  100.00% $141,705  100.00%$128,754   100.00%
                =======  ======   =======   ======   =======  ======   =======  ======  =======   ======

      The maturity distribution of selected categories of Bancorp's loan portfolio at December 31, 1994, and the interest sensitivity are estimated in the following table (dollars in thousands):

                                                             Loans Secured
                                        Commercial Loans     by Real Estate        Total
                                        ----------------    ---------------       -------
Maturity distribution:
  Due within one year                         $50,704             $27,839        $ 78,543
  Due after one through five years             15,546              27,768          43,314
  Due after five years                          3,136              28,532          31,668
                                              -------             -------         -------
    Total                                     $69,386             $84,139        $153,525
                                              =======             =======         =======

Interest sensitivity:
  Fixed-rate loans                            $29,308             $24,689        $ 53,997
  Adjustable loans*                            40,078              59,450          99,528
                                              -------             -------         -------
    Total
                                              $69,386             $84,139        $153,525
                                              =======             =======         =======


----------

*     Some loans contain provisions which place maximum or minimum limits on interest rate charges.


      Nonperforming assets, including loans on nonaccrual, are as follows (dollars in thousands):


                                                           December 31,
                                                           ------------
                                      1994        1993        1992        1991        1990
                                      ----        ----        ----        ----        ----
Loans past due 90 days or
  more but not on nonaccrual
  status                              $ 20       $  74      $  157      $  117      $  245

Loans on nonaccrual
  status                               302         899       1,820       1,775       2,467

Other real estate
  owned                                244         607         335         749         571
                                     -----       -----       -----       -----       -----

   Total nonperforming
     assets                           $566      $1,580      $2,312      $2,641      $3,283
                                     =====       =====       =====       =====       =====
Percentage of
  nonperforming assets
  to total assets                     .20%        .57%        .96%       1.15%       1.61%



      Gross interest income that would have been recorded had the above nonaccruing loans been current in accordance with their regular terms is estimated at $67,000 for 1994. No interest income with respect to nonaccruing loans was included in net income for 1994. Bancorp's policy is to place a loan on nonaccrual status when there is significant question as to the collectability of the interest. Normally, if the loan is past due 90 days or more, it is placed in nonaccrual status unless well secured and in the process of collection.

      At December 31, 1994, there was no concentration of loans exceeding 10 percent of the total loans to a multiple number of borrowers engaged in similar activities.

      SUMMARY OF LOAN LOSS EXPERIENCE. The reserve balance and amount of provision charged to operations is based primarily on management's evaluation of the entire portfolio. This analysis includes review of the following factors: (a) the volume and mix of the existing loan portfolio, including the volume and severity of nonperforming loans and adversely classified credits, as well as analysis of net charge-offs experienced on previously classified loans; (b) the extent to which loan renewals and extensions are used to maintain loans on a current basis and the degree of risk associated with such loans; (c) the trend in loan growth, including any rapid increase in loan volume within a relatively short period of time; (d) general and local economic conditions affecting the collectability of Bancorp's loans;
(e) previous loan loss experience by loan type, including net charge-offs as a percentage of average loans over the past several years; (f) the relationship and trend over the past several years of recoveries as a percentage of previous years' charge-offs; and (g) available outside information of a comparable nature regarding the loan portfolios of other banks, including peer group banks. The reserve has grown as a percentage of nonperforming assets and as a percentage of the loan portfolio primarily due to improved asset quality. Accordingly, the provision has declined in recent periods to reflect these favorable trends. Management believes that the reserve is appropriate for the current portfolio.

      The following table shows Bancorp's loan loss experience for the specified years ended December 31 (dollars in thousands):

                                      1994        1993        1992        1991        1990
                                      ----        ----        ----        ----        ----
Loans outstanding at end of
  year                           $176,893    $156,326    $138,535    $143,658    $130,228

Average loans outstanding
  during year                     165,244     141,023     142,065     129,490     125,087

Reserve for possible loan
  losses, beginning of year         2,497       2,229       1,953       1,474       1,162
                                    -----     -------     -------     -------      ------
Recoveries                            261         228          96          48         175

Loans charged off                    (153)       (285)       (652)       (330)       (423)
                                    -----     -------     -------     -------      ------
Net recoveries (loans
  charged off)                        108         (57)       (556)       (282)       (248)

Provision for possible
  loan losses                         300         325         832         600         560

Changes incidental to
  merger                               --          --          --         161          --
                                 --------    --------    --------    --------    --------
Reserve for possible loan
  losses, end of year            $  2,905    $  2,497    $  2,229    $  1,953    $  1,474
                                 ========    ========    ========    ========    ========
Ratio of net loans
  (recoveries) charged off
  to average loans
  outstanding                       (.07)%        .04%        .39%        .22%        .20%

Ratio of reserve for possible
  loan losses to loans at end
  of year                            1.64%       1.60%       1.61%       1.36%       1.13%

      Management does not normally allocate the reserve for possible loan losses to specific loan categories. An allocation to major categories is made below for presentation purposes only. This allocation process does not necessarily measure anticipated future credit losses; rather, it seeks to measure management's current assessment of perceived credit loss exposure and the impact of current and anticipated economic conditions. A schedule allocating the reserve for possible loan losses to specified categories at December 31, 1994, is set forth below:

                                                                        Ratio of
                                                                        Category to
                                                                        Outstanding
(Dollars in thousands)                          Amount                  Total Loans
                                                ------                  -----------
Commercial                                      $2,402                   .8269
Real estate                                        116                   .0400
Installment and other consumer                     387                   .1331
                                                ------                  -----------
                                                $2,905                  1.0000
   Total                                        ======                  ===========

      DEPOSITS. Total deposits at December 31, 1994, of $246,654,000 were $1,065,000 or .43 percent higher than $245,589,000 at year-end 1993. This growth has occurred in transaction accounts, which management believes resulted from the successful focus on the mature market and small business segments, as well as Bancorp's reputation for exceptional customer service.


      Average deposit balances and interest rates paid are included on page 16.

      The following table sets forth by time remaining to maturity, domestic time certificates of deposit in amounts of $100,000 or more at December 31, 1994 (dollars in thousands):

   Less than three months                                  $4,680
   Three to six months                                      1,225
   Six to twelve months                                     2,302
   Over 1 year through 5 years                               --
   More than 5 years                                         --
                                                           ------

                                                           $8,207
                                                           ======

     RETURN ON EQUITY AND ASSETS. Return on daily average assets and equity and certain other ratios for the years ended December 31 are presented below (dollars in thousands except per share data):

                                        1994        1993       1992        1991        1990
                                        ----        ----       ----        ----        ----
Net income                            $4,013      $3,951     $2,866      $2,304      $1,952
Average assets                      $280,593    $255,887   $234,825    $209,318    $199,773
RETURN ON AVERAGE ASSETS               1.43%       1.54%      1.22%       1.10%        .98%

Net income                            $4,013      $3,951     $2,866      $2,304      $1,952
Average equity                       $25,761     $22,747    $19,858     $17,844     $16,246
RETURN ON AVERAGE EQUITY              15.58%      17.37%     14.43%      12.91%      12.02%

Cash dividends paid per share           $.30        $.27       $.23        $.20        $.23
Net income per share                   $1.53       $1.51      $1.09        $.88        $.75
DIVIDEND PAYOUT RATIO                 19.61%      18.07%     20.83%      22.68%      30.49%

Average equity                       $25,761     $22,747    $19,858     $17,844     $16,246
Average assets                      $280,593    $255,887   $234,825    $209,318    $199,733
AVERAGE EQUITY-TO-ASSET RATIO          9.18%       8.89%      8.46%       8.52%       8.13%


      CAPITAL ADEQUACY.  The primary capital-to-asset leverage ratio was
9.55 percent at December 31, 1994, versus 8.91 percent at year-end 1993. In 1989, the banking regulators adopted risk-based capital guidelines under which one of four risk weights is applied to balance sheet assets, each with different capital requirements based on the credit risk of the asset. Our analysis indicates Bancorp's risk-adjusted capital-to-asset ratio at December 31, 1994, was 13.32 percent, substantially exceeding regulatory guidelines.

      Bancorp's subsidiaries continued a long term branch renovation in 1994. In February, The Commercial Bank completed the construction of a new Home Office, and in October completed the remodeling of the prior Home Office building to house the lending and administration functions. The Tigard branch also opened in October 1994, and construction is underway for the Woodburn branch scheduled for an early 1995 opening. Management believes that current capital plus projected earnings is sufficient to continue to provide for these projects.

      As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements (dollars in thousands):

Tier 1 capital                                             $26,772                13.32%
Tier 1 capital minimum requirement                           8,039                 4.00
                                                           -------                ------
                                                            18,733                 9.32%
   Excess Tier 1 capital                                   =======                ======

Total capital                                              $29,677                14.77%
Total capital minimum requirement                           16,079                 8.00
                                                           -------                ------
   Excess total capital                                    $13,598                 6.77%
                                                           =======                ======

Risk-adjusted assets                                      $200,982
                                                          ========

Leverage ratio                                                                     9.55%
Minimum leverage requirement                                                       3.00
                                                                                  ------
   Excess leverage ratio                                                           6.55%
                                                                                  ======

Adjusted total assets                                     $280,358
                                                          ========

      LIQUIDITY MANAGEMENT. Liquidity represents the ability to meet cash flow requirements and financial commitments of a reasonable cost, while retaining the flexibility to take advantage of business opportunities.
Bancorp has always placed a high priority on maintaining a high liquidity through a moderate loan-to-deposit ratio and a conservative investment portfolio. Our loan-to-deposit ratio was 70.54 percent at December 31, 1994, versus 62.64 percent at year-end 1993. Approximately $11,514,000 or
16.44 percent of our securities portfolio matures within one year.

      ASSET-LIABILITY MANAGEMENT. The principal purpose of asset-liability management is to manage our sources and uses of funds to maximize net interest income under different interest rate conditions with minimal risk. We employ a financial model to project earnings performance under various rate scenarios and growth assumptions.

      A part of this financial model calculates the "GAP," the difference between our repricing assets and repricing liabilities in a specific time period. We modify this mathematical calculation by the historical pattern between changes in the overall rates such as prime and treasury bills with the actual changes in our deposit and loan rates. This "Beta-adjusted" GAP provides an indication of our earnings risk due to future interest rate changes. At December 31, 1994, our measurement indicated our risk was within our policy guidelines.


INTEREST RATE SENSITIVITY
(dollars in thousands, as of December 31, 1994)

                              Within      Three       Six Months
                              Three       to Six      to            Over
                              Months      Months      One Year      One Year      Total
                              ------      ------      ----------    --------      -----
ASSETS
Investments                   $ 10,292    $ 5,100     $   855       $ 53,767      $ 70,014
Loans                           73,610      7,344      11,869         84,070       176,893
                              --------    -------     -------       --------      --------
Total Interest Earnings
  Assets                        83,902     12,444      12,724        137,837       246,907

LIABILITIES
Interest Bearing Demand
  Accounts                      76,571          -           -              -        76,571
Savings Accounts                71,564          -           -              -        71,564
Time Deposits                   19,930     10,740       7,154          9,276        47,100
Federal funds purchased          6,000          -           -              -         6,000
                              --------    -------     -------       --------      --------
Total Interest Bearing
  Deposits                    $174,065    $10,740     $ 7,154       $  9,276      $201,235
                              --------    -------     -------       --------      --------

Interest sensitive GAP        $(90,163)   $ 1,704     $ 5,570       $128,561      $ 45,672

GAP as a percent of earning
  assets                       (107.46%)    13.69%      43.78%         93.27%        18.50%
GAP adjusted for actual
  rate sensitivity (Beta)     $ 14,328    $ 1,593     $ 6,195       $110,621      $132,737
Beta GAP as a percent of
  earning assets                 17.08%     12.80%      48.69%         80.25%        53.76%

                                    SECURITIES PORTFOLIO
                                   (dollars in thousands)

December 31, 1994

                                      Available                          Held to
                                      for Sale                           Maturity
                                      ---------                          --------
                                     Approximate                       Approximate
                         Amortized   Market               Amortized    Market
                         Cost        Value        Yield   Cost         Value        Yield
                         ---------   -----------  -----   ---------    -----------  -----
U.S. Treasuries:
  1 year or less          $5,043      $4,997       3.7%   $     -      $     -
  1 through 5 years        5,166       4,977       4.1      3,174        2,966       4.6%
                          ------      ------                -----        -----
                          10,209       9,974                3,174        2,966

U.S. Government Agencies:
  1 year or less           3,005       3,000       5.2          -            -
  1 through 5 years        4,989       4,948       7.4      1,973        1,931       7.7
                          ------      ------                -----        -----
                           7,994       7,948                1,973        1,931

Obligations of State
  and Political
  Subdivisions(1):
  1 year or less               -           -                  964          977      10.5
  1 to 5 years             1,668       1,638       7.4      6,986        7,173       9.6
  5 to 10 years            4,502       4,221       7.4     13,173       13,479       9.6
  Over 10 years            1,500       1,356       8.1     13,569       13,222       9.2
                          ------      ------               ------       ------
                           7,670       7,215               34,692       34,851

Certificates of Deposit:
  Other Institutions
  1 year or less               -           -                2,180        2,180       5.6
                          ------      ------               ------       ------
                               -           -                2,180        2,180
Other:
  1 year or less           1,031       1,033       6.9      1,471        1,499       5.2
  1 through 5 years          499         479       7.2        500          500       7.2
  Over 10 years              841         848                    -            -
                          ------      ------               ------       ------
                           2,371       2,360                1,971        1,999
                          ------      ------               ------       ------
     Total investments   $28,244     $27,497       5.9%   $43,990      $43,927       8.5%
                          ======      ======               ======       ======
________________________
(1)  Yields are stated on a federal tax-equivalent basis at 34 percent in 1994.


      ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

                                                                          Page

      Consolidated Balance Sheets                                          28
      Consolidated Statements of Income                                    29
      Consolidated Statements of Shareholders' Equity                      30
      Consolidated Statements of Cash Flows                                31
      Notes to Consolidated Financial Statements                           32
      Report of Independent Public Accountants                             47

                              COMMERCIAL BANCORP
                          CONSOLIDATED BALANCE SHEETS
                            (dollars in thousands)
                                    ASSETS

                                                             December 31,
                                                        ---------------------
                                                          1994         1993
                                                        --------     --------
CASH AND CASH EQUIVALENTS
  Cash and due from banks (Note 2)                      $ 23,313     $ 21,194
  Federal Funds sold                                       2,474          300
                                                         -------      -------
        Total cash and cash equivalents                   25,787       21,494

INVESTMENT SECURITIES (Note 3)
  Investments available for sale                          27,497       50,738
  Investments held to maturity                            41,810       39,392
                                                         -------      -------
        Total investments                                 69,307       90,130

LOANS (Note 4)                                           176,893      156,326
  Less reserve for possible loan losses                   (2,905)      (2,497)
                                                         -------      -------
        Net loans                                        173,988      153,829

PREMISES AND EQUIPMENT,
  at cost less accumulated depreciation (Note 6)           9,109        6,029
ACCRUED INTEREST AND OTHER ASSETS                          4,388        5,818
                                                         -------      -------
        Total assets                                    $282,579     $277,300
                                                        ========     ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

LIABILITIES
  Deposits-
     Demand                                             $ 51,419     $ 49,922
     Interest-bearing demand                              76,571       75,636
     Savings                                              71,564       73,448
     Time (Note 7)                                        47,100       46,583
                                                         -------      -------
        Total deposits                                   246,654      245,589

  Federal Funds purchased                                  6,000        4,000
  Other liabilities                                        2,918        3,197
                                                         -------      -------
        Total liabilities                                255,572      252,786

COMMITMENTS AND CONTINGENCIES (Notes 5 and 8)
SHAREHOLDERS' EQUITY
  Common stock, no par value, 10,000,000 shares
     authorized, 2,627,422 and 2,388,565 shares
     issued, and 2,621,481 and 2,384,992
     outstanding, respectively                             3,277        2,981
  Paid in capital                                         13,783       10,291
  Retained earnings                                       10,407       10,987
  Net unrealized (loss) gain on investments
     available for sale (Note 3)                            (460)         255
                                                         -------      -------
        Total shareholders' equity                        27,007       24,514
                                                         -------      -------
        Total liabilities and shareholders' equity      $282,579     $277,300
                                                        ========     ========

The accompanying notes are an integral part of these consolidated statements.

                              COMMERCIAL BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME
                (dollars in thousands except per share amounts)


                                                    Years Ended December 31,
                                                    ------------------------
                                                     1994     1993     1992
                                                    ------   ------   ------

INTEREST INCOME
  Loans and loan fees                               $17,197  $14,964  $15,689
  Taxable investments                                 1,783    1,946    1,986
  Nontaxable investments                              2,396    2,305    1,919
  Federal Funds sold                                    257      325      235
                                                     ------   ------   ------
        Total interest income                        21,633   19,540   19,829

INTEREST ON DEPOSITS
  Interest-bearing demand                             1,752    1,728    1,883
  Savings                                             2,283    1,946    1,439
  Time                                                1,503    1,956    3,310
                                                     ------   ------   ------
        Total interest expense                        5,538    5,630    6,632
                                                     ------   ------   ------

NET INTEREST INCOME                                  16,095   13,910   13,197
PROVISION FOR POSSIBLE LOAN LOSSES                      300      325      832
                                                     ------   ------   ------
  Net interest income after provision
     for possible loan losses                        15,795   13,585   12,365

NONINTEREST INCOME
  Service charges on deposit accounts                 1,410    1,536    1,498
  Trust department                                    1,206    1,078      776
  Other fees and income                               1,282    1,601    1,238
  Investment securities gains (losses), net             (48)      77       45
                                                     ------   ------   ------
        Total noninterest income                      3,850    4,292    3,557
                                                     ------   ------   ------

NONINTEREST EXPENSE
  Salaries and employee benefits                      7,781    7,385    6,819
  Occupancy                                           1,088      936      888
  Furniture and equipment                               853      712      880
  Communications                                        422      455      418
  Data processing                                       428      637      703
  Examination fees and deposit insurance                667      618      650
  Loan origination and collection                       178      213      306
  Supplies                                              232      246      278
  Other                                               2,519    1,380    1,260
                                                     ------   ------   ------
        Total noninterest expense                    14,168   12,582   12,202
                                                     ------   ------   ------
INCOME BEFORE PROVISION FOR INCOME TAXES              5,477    5,295    3,720
PROVISION FOR INCOME TAXES (Note 12)                  1,464    1,344      854
                                                     ------   ------   ------
NET INCOME                                          $ 4,013  $ 3,951  $ 2,866
                                                    =======  =======  =======

NET INCOME PER SHARE (Note 13)                        $1.53    $1.51    $1.09
                                                    =======  =======  =======


The accompanying notes are an integral part of these consolidated statements.

                                                COMMERCIAL BANCORP
                                  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                    (dollars in thousands except share amounts)
                                                                                         Net Unrealized
                                                                                              Gain
                                                                                           (Loss) on       Total
                                                                                          Investments      Stock-
                                                      Common     Paid In     Retained      Available      holders'
                                          Shares       Stock     Capital     Earnings       for Sale       Equity
                                         ---------    ------     -------     --------     -----------     -------
Balance at December 31, 1991             2,267,852    $2,835      $9,258      $6,642       $  --          $18,735

1992:
     Net income                                 --        --          --       2,866          --            2,866
     5% stock dividend,
        113,706 shares issued              113,706       142       1,031      (1,173)         --               --
     Cash dividends ($.23 per share)            --        --          --        (583)         --             (583)
     Purchase of stock
        23,734 shares at cost              (23,734)      (30)       (233)         --          --             (263)
     Sale of stock - 22,918 shares          22,918        29         196          --          --              225
                                         ---------     -----      ------      ------        ----           ------
Balance at December 31, 1992             2,380,742     2,976      10,252       7,752          --           20,980

1993:
     Net income                                 --        --          --       3,951          --            3,951
     Cash dividends ($.27 per share)            --        --          --        (716)         --             (716)
     Purchase of stock
        21,586 shares at cost              (21,586)      (27)       (248)         --          --             (275)
     Sale of stock - 25,101 shares          25,101        31         282          --          --              313
     Net unrealized gains on
        investments available for sale          --        --          --          --         255              255
     Exercise of stock options                 735         1           5          --          --                6
                                         ---------     -----      ------      ------        ----           ------
Balance at December 31, 1993             2,384,992     2,981      10,291      10,987         255           24,514

1994:
     Net income                                 --        --          --       4,013          --            4,013
     10% stock dividend,
        238,857 shares issued              238,857       299       3,523      (3,822)         --               --
     Cash dividends ($.30 per share)            --        --          --        (771)         --             (771)
     Purchase of stock
        25,290 shares at cost              (25,290)      (32)       (365)         --          --             (397)
     Sale of stock - 22,922 shares          22,922        29         334          --          --              363
     Net unrealized loss on
        investments available for sale          --        --          --          --        (715)            (715)
                                         ---------     -----      ------      ------        ----           ------
Balance at December 31, 1994             2,621,481    $3,277     $13,783     $10,407       $(460)         $27,007
                                         =========    ======     =======     =======       ======         =======

The accompanying notes are an integral part of these consolidated statements.

                              COMMERCIAL BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (dollars in thousands)


                                                    Years Ended December 31,
                                                    ------------------------
                                                     1994     1993     1992
                                                    ------   ------   ------

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                         $4,013   $3,951   $2,866
  Adjustments to reconcile net income to
     net cash provided by operating activities -
  Depreciation and amortization                         665      546      630
  Provision for possible loan losses                    300      325      832
  Net losses (gains) on sales of
     investment securities                               48      (77)     (45)
  (Credit) provision for deferred income taxes          (19)    (419)    (267)
  Decrease (increase) in accrued
     interest and other assets                        1,896     (941)     767
  (Decrease) increase in other liabilities             (279)   1,064   (1,869)
                                                     ------   ------   ------
     Net cash provided by operating activities        6,624    4,449    2,914

CASH FLOWS FROM INVESTING ACTIVITIES
  Purchase of investment securities
     Available for sale                             (12,711)      --       --
     Held to maturity                               (10,346) (46,046) (35,984)
  Proceeds from maturities of investment
     securities
     Available for sale                              24,413       --       --
     Held to maturity                                 7,497   21,872   23,202
  Proceeds from sales of investment
     securities
     Available for sale                              10,329       --       --
     Held to maturity                                   431    5,826    2,299
  Loan originations and loan principal
     collections, net                               (20,459) (17,848)   4,567
  Purchase of premises and equipment, net            (3,745)  (1,322)  (1,342)
                                                    -------  -------   ------
     Net cash used in investing activities           (4,591) (37,518)  (7,258)

CASH FLOWS FROM FINANCING ACTIVITIES
  Net increase in demand deposits and
     savings accounts                                   130   39,429   25,471
  Proceeds from issuances of and (payments)
     for maturing time deposits, net                    935  (11,730) (15,158)
  Net increase in borrowed funds                      2,000    4,000       --
  Sales (purchases) of stock, net                       (34)      38      (38)
  Cash dividends paid                                  (771)    (716)    (583)
  Exercise of stock option                               --        6       --
                                                    -------  -------   ------
     Net cash provided by financing activities        2,260   31,027    9,692
                                                    -------  -------   ------

INCREASE (DECREASE) IN CASH AND CASH
  EQUIVALENTS                                         4,293   (2,042)   5,348

CASH AND CASH EQUIVALENTS, beginning of year         21,494   23,536   18,188
                                                    -------  -------   ------

CASH AND CASH EQUIVALENTS, end of year              $25,787  $21,494  $23,536
                                                    =======  =======   ======

The accompanying notes are an integral part of these consolidated statements.

                              COMMERCIAL BANCORP
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.    Summary of Significant Accounting Policies

      PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of Commercial Bancorp (Bancorp), a bank holding company and its wholly owned subsidiaries, The Commercial Bank (CB) and Valley Commercial Bank (VCB) (collectively, the Banks). Significant intercompany accounts and transactions have been eliminated in consolidation.

      DESCRIPTION OF BUSINESS. The Banks' activities include the usual lending and deposit functions of a commercial bank. CB also has a Trust Department which provides agency, trust, and related services.

      STATEMENTS OF CASH FLOWS. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are sold for one day periods. The Banks paid approximately $5,484,000, $5,258,000, and $$6,870,000 for the years ended December 31, 1994, 1993, and 1992, respectively, in interest on deposits and other borrowings. Bancorp made income tax payments of approximately $1,172,000, $1,644,000, and $1,242,000 in 1994, 1993, and 1992, respectively.

      INVESTMENT SECURITIES. Effective December 31, 1993, the Banks adopted Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Under SFAS No. 115, a bank's investment portfolio is segregated between investment securities that are available for sale, and those that are held to maturity. The investment securities that are available for sale are stated at market value and unrealized gains and losses are reported net of related income taxes as a separate component of shareholders' equity.

      Investment securities that are held to maturity are stated at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized as adjustments to interest income. Gains or losses on the sale of investment securities are determined on the basis of specific identification.

      During 1994, Bancorp sold three securities from its held to maturity portfolio due to the deterioration in credit quality of the investments as evidenced by the downgrading of each security below an A rating coupled with the location of the investments being out of Bancorp's operating territory. The following represents a list of amortized costs and realized gain or loss for each security.


                        1994 Sales from Held to Maturity
                      Amortized Cost    Realized Gain (Loss)
                    ----------------------------------------

                         $ 53,000            $  (335)
                          135,589                557
                          142,636              2,552


      INCOME RECOGNITION. Interest on loans is accrued on a simple interest basis. The accrual of interest on loans is discontinued when, in management's judgment, the future collectability of interest and principal is in serious doubt or 90 days past due.

      Loan origination and commitment fees, net of certain direct loan origination costs, are generally recognized over the life of the related loan as an adjustment of yield.

      RESERVE FOR POSSIBLE LOAN LOSSES. The reserve for possible loan losses is based on management's estimates. Actual losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known. Losses are charged, and recoveries are credited, to the reserve.

      ACCOUNTING CHANGES. In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and in October 1994 issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition Disclosures, an amendment to SFAS
No. 114." These statements require that impaired loans be measured based on the expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. These statements exclude loans that are currently measured at fair value or at lower of cost or fair value, leases, and certain large groups of smaller balance, homogeneous loans that are collectively measured for impairment. These statements apply to financial statements for fiscal years beginning after December 31, 1994. Management believes that implementation of the statements will not have a material effect on Bancorp's reported financial position or net income.

      PREMISES AND EQUIPMENT. Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is principally provided on the straight-line method over the estimated useful lives of the assets.

      INCOME TAXES. Deferred income taxes result from timing differences in reporting transactions for financial reporting and income tax purposes.

      In February 1992, the FASB issued SFAS No. 109, "Accounting for Income Taxes." Bancorp adopted the new standard in 1993. When Bancorp adopted the new accounting rules in 1993, the entire catch-up effect was recorded. Implementation of the standard did not have a material effect on Bancorp's reported financial position or net income.

      TRUST DEPARTMENT ASSETS. Assets (other than cash deposits) held by CB in fiduciary or agency capacities for its trust customers are not included in the accompanying consolidated balance sheets, since such items are not assets of CB.

      REPURCHASE OF SHARES. A wholly owned subsidiary of CB held 5,941 shares of Bancorp common stock at December 31, 1994, and 3,573 shares at December 31, 1993. For accounting purposes, Bancorp treats these shares as if they were not outstanding even though they are issued shares.

      RECLASSIFICATIONS. Certain reclassifications of prior year amounts have been made to conform to current year classifications.

2.    Cash and Due from Banks

      The Banks are required to maintain average reserve balances with the Federal Reserve Bank or maintain such balances in the form of cash. The amount of these reserve balances at December 31, 1994 and 1993 was approximately $3,892,000 and $3,554,000, respectively, and were met by holding cash and maintaining reserve balances with the Federal Reserve Bank.

3.    Investment Securities

      The carrying value of securities and their approximate market value at December 31 were as follows (dollars in thousands):


                                             Gross        Gross       Estimated
                              Amortized   Unrealized   Unrealized       Market
                                 Cost        Gains       Losses         Value
                              ---------   ----------   ----------     ---------
1994
----
Held to maturity
  U.S. Treasury                $ 3,174      $ --          $(208)       $ 2,966
  U.S. Government agencies       1,973        --            (42)         1,931
  Obligations of state and
     political subdivisions     34,692       773           (614)        34,851
  Other                          1,971        28             --          1,999
                                ------       ---           ----         ------
     Total                     $41,810      $801          $(864)       $41,747
                               =======      ====          =====        =======

Available for sale
  U.S. Treasury                $10,209      $ --          $(235)       $ 9,974
  U.S. Government agencies       7,994        10            (56)         7,948
  Obligations of state and
     political subdivisions      7,670         2           (457)         7,215
  Corporate bonds                1,498         2            (20)         1,480
  Other                            873         7             --            880
                                ------       ---           ----         ------
     Total                     $28,244       $21          $(768)       $27,497
                               =======      ====          =====        =======

1993
----
Held to maturity
  U.S. Treasury                $ 4,119    $   12           $(22)       $ 4,109
  U.S. Government agencies       2,000        71             --          2,071
  Obligations of state and
     political subdivisions     29,553     2,772            (18)        32,307
  Certificates of deposit -
     other institutions          2,967        --             --          2,967
  Other                            753        11             --            764
                                ------       ---           ----         ------
     Total                     $39,392    $2,866           $(40)       $42,218
                               =======    ======          =====        =======

Available for Sale
  U.S. Treasury                $21,515      $ 70          $ (65)       $21,520
  U.S. Government agencies      13,043       307            (38)        13,312
  Obligations of state and
     political subdivisions      8,322       235            (13)         8,544
  Corporate bonds                6,602        57             --          6,659
  Other                            841        --           (138)           703
                                ------       ---           ----         ------
     Total                     $50,323      $669          $(254)       $50,738
                               =======      ====          =====        =======


      The amortized cost and estimated market value of investment securities at December 31, 1994, by contractual maturity, are shown below. Expected maturities could differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                   Estimated
                                             Amortized Cost      Market Value
                                             --------------      ------------
                                                   (dollars in thousands)
Held to Maturity
  Due in one year or less                        $ 2,435            $ 2,476
  Due in one year through five years              12,633             12,570
  Due after five years through ten years          13,173             13,479
  Due after ten years                             13,569             13,222
                                                  ------             ------
                                                 $41,810            $41,747
                                                 =======            =======

Available for Sale
  Due in one year or less                        $ 9,079            $ 9,030
  Due in one year through five years              12,317             12,037
  Due after five years through ten years           4,502              4,221
  Due after ten years                              2,346              2,209
                                                  ------             ------
                                                 $28,244            $27,497
                                                 =======            =======


      Securities of approximately $4,000,000 (at carrying value) were pledged at December 31, 1994 and 1993, to secure public monies as required or permitted by law. Secured deposits were approximately $4,869,000 and $2,409,000 at December 31, 1994 and 1993, respectively.

      Securities of approximately $2,000,000 and $1,000,000 (at carrying value) were pledged at December 31, 1994 and 1993, respectively, with the State of Oregon to ensure performance of fiduciary responsibilities by the CB Trust Department and to secure any deposits maintained at CB for the Trust Department in excess of $100,000.

4.    Loans

      The composition of loan balances at December 31, 1994 and 1993 was as follows (dollars in thousands):


                                            1994              1993
                                         ----------        ----------

Commercial                                $ 69,386          $ 66,340
Real estate - construction                  14,990             1,226
Real estate - mortgage                      69,149            59,562
Installment                                 23,004            29,198
Other                                          364                --
                                           -------           -------
                                          $176,893          $156,326
                                          ========          ========


      The Banks grant commercial and residential loans to customers throughout the Willamette Valley, Washington County, and Columbia County. Although the Banks have diversified loan portfolios, a substantial portion of their debtors' ability to honor their contracts is dependent upon the economy of these areas.

      Loans on nonaccrual status were approximately $302,000 and $983,000 at December 31, 1994 and 1993, respectively. Bancorp estimates that interest forgone on nonaccrual loans was approximately $67,000, $137,000, and $181,000 in 1994, 1993, and 1992, respectively. Loans past due 90 days and still accruing interest were $20,000 and $68,000 at year-end 1994 and 1993, respectively.

      Transactions in the reserve for possible loan losses for the years ended December 31 were as follows (dollars in thousands):


                                         1994          1993          1992
                                      ----------    ----------    ----------

Balance at beginning of year            $2,497        $2,229        $1,953
Provision for possible loan losses         300           325           832
Recoveries of loans previously
  charged off                              261           228            96
Loans charged off                         (153)         (285)         (652)
                                         -----         -----         -----
Balance at end of year                  $2,905        $2,497        $2,229
                                        ======        ======        ======


      The Banks have had, and expect to have in the future, transactions in the ordinary course of business with directors and executive officers of the Banks (and the companies with which they are associated). All loans and loan commitments included in such transactions were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other customers of the Banks.

      An analysis of activity with respect to such loans for the year ended December 31, 1994, was as follows (dollars in thousands):

      Balance at beginning of period               $1,386
      Additions                                     1,346
      Amounts collected                            (1,539)
                                                    -----
      Balance at end of period                     $1,193
                                                   ======

      In addition, as of December 31, 1994, there were commitments to extend credit of approximately $1,491,000 to various directors and executive officers of the Banks.

5.    Financial Instruments with Off-Balance Sheet Risk

      The Banks are parties to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of their customers and to reduce their exposure to fluctuations in interest rates. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets. The contract or notional amounts of those instruments reflect the extent of involvement the Banks have in particular classes of financial instruments.

      The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as they do for on-balance sheet instruments. For interest rate caps and floors, the contract or notional amounts do not represent exposure to credit loss. Management does not anticipate any material loss as a result of these transactions.

                                                Contract or Notional
                                                Amount
                                                December 31, 1994
                                                -----------------
                                              (dollars in thousands)
      Financial instruments whose contract
      amounts represent credit risk:

        Commitments to extend credit                $16,683
        Standby letters of credit                     2,216

      Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Banks evaluate each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based upon management's credit evaluations of the customer. Collateral held varies but may include accounts receivable, inventory, property, plant, and equipment, and income-producing commercial properties.

      Standby letters of credit are conditional commitments issued by the Banks to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements, including commercial paper, bond financing, and similar transactions. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The Banks hold marketable securities as collateral supporting those commitments for which collateral is deemed necessary.

6.    Premises and Equipment

      The composition of premises and equipment at December 31 was as follows (dollars in thousands):

                                            1994              1993
                                         ----------        ----------

Land                                       $ 1,541           $ 1,202
Buildings and improvements                   8,160             5,522
Furniture and equipment                      3,978             3,514
                                            ------            ------
                                           $13,679           $10,238
Less accumulated depreciation               (4,570)           (4,209)
                                            ------            ------
                                           $ 9,109            $6,029
                                            ======             =====

7.    Time Deposits

      Time certificates of deposit in excess of $100,000 aggregated approximately $8,207,000 and $7,253,000 at December 31, 1994 and 1993,
respectively. Interest expense on deposits in excess of $100,000 totaled $208,000, $285,000, and $247,000 in 1994, 1993, and 1992, respectively.

8.    Commitments and Contingencies

      The Banks lease some branch premises and equipment. Total rental expense was approximately $248,000, $275,000, and $320,000 in 1994, 1993, and 1992,
respectively.

      As of December 31, 1994, the aggregate minimum rental commitments under existing operating leases is summarized as follows (dollars in thousands):


        1995                                           $  152
        1996                                              141
        1997                                              124
        1998                                              125
        1999                                              126
        Thereafter                                        506
                                                        -----
                                                       $1,174
                                                       ======

      The Company is involved in certain litigation matters arising in the ordinary course of business. In the opinion of the Company's management, these actions will not have a material effect, if any, on the Company's financial position or results of operations.

9.    Retirement Plan

      Effective December 31, 1992, CB terminated its defined benefit pension plan. The plan participants became fully vested as of the termination date. In conjunction with the termination, the plan was amended to provide that all excess funding be allocated to plan participants at settlement.

      CB's method of accounting for pension costs complies with SFAS No. 87 and No. 88. No pension expense was recognized in 1994 or 1993, as compared to $369,000 in 1992. The following table illustrates the components of pension expense under this method, the funded status of the plan and amounts recognized in Bancorp's consolidated financial statements, and the major assumptions used to determine these amounts at December 31 (dollars in thousands):


                                                                    1992
                                                                 ----------
PLAN ASSETS AT FAIR VALUE (PRIMARILY COMMON TRUST FUNDS
  CONSISTING OF LISTED STOCKS, BONDS, AND CASH EQUIVALENTS)         $3,517
                                                                    ======

ACTUARIAL PRESENT VALUE OF PROJECTED BENEFIT OBLIGATIONS:
  Accumulated benefit obligations -
     Vested                                                         $3,517
     Nonvested                                                          --
  Provision for future salary increases                                 --
  Projected benefit obligations                                     $3,517
                                                                    ======

EXCESS (DEFICIT) OF PLAN ASSETS OVER PROJECTED
  BENEFIT OBLIGATIONS                                               $   --
UNRECOGNIZED NET TRANSITION ASSET                                       --
UNRECOGNIZED NET (GAIN) LOSS                                            --
                                                                     -----
  Accrued pension cost                                              $   --
                                                                    ======

COMPONENTS OF PENSION EXPENSE:
  Service cost                                                      $  136
  Interest cost                                                        227
  Actual return on plan assets                                        (229)
  Net amortization and deferral                                       (115)
  Curtailment loss due to plan termination and amendment               350
                                                                     -----
                                                                    $  369
                                                                    ======

10.   401(k) Plan

      The 401(k) Plan (the Plan) was established effective January 1, 1988, by CB to encourage employee savings and to supplement other benefits. The Plan was adopted and amended by Bancorp effective January 1, 1993, to cover employees of CB and VCB and was renamed the Commercial Bancorp 401(k) Plus Savings Plan. Participants may elect to contribute up to 17 percent of qualified earnings, and Bancorp will match 25 percent of the first 6 percent of qualified contributions up to a maximum of $2,310 per employee. Bancorp may also elect to make discretionary contributions. Expense under the Plan totaled $461,000 and $378,000 in 1994 and 1993, respectively, of which $377,000 and $313,000 was discretionary, respectively.

11.   Stock Option Plan

      Bancorp has a combined Incentive Stock Option Plan and Non-Qualified Stock Option Plan (jointly termed "the Stock Option Plan") which covers a maximum number of shares not to exceed 2 percent of the shares of Bancorp stock outstanding on January 1 of each year.

      The price per share under each option granted under the Non-Qualified Stock Option Plan shall be determined by the Board of Directors and may be less than, equal to, or greater than the fair market value of the shares covered by the option on the date such option is granted.

      In general, the exercise price per share under each option granted under the Incentive Stock Option Plan shall be determined by the Board of Directors, but shall not be less than the fair market value of the shares covered by the option on the date such option is granted.

      The following table presents share data related to the Plan.


                                            Option Price
                                          Per Common Share     Common Shares
                                          ----------------     -------------

December 31, 1991                                7.52              13,975
  Granted                                       13.30              17,050
  Options exercised                                --                  --
  Terminated                                       --                  --
                                                -----              ------
December 31, 1992                       7.52 to 13.30              31,025
  Granted                                       14.21              25,575
  Options exercised                              7.62                (808)
  Terminated                                       --                (770)
                                                -----              ------
December 31, 1993                       7.52 to 14.21              55,022
  Granted                                      15.375              30,000
  Options exercised                                --                  --
  Terminated                                       --                  --
                                                -----              ------
December 31, 1994                      7.52 to 15.375              85,022
                                       ==============              ======


      The above amounts have been adjusted for a 10 percent stock dividend paid in April 1994, a two-for-one stock split effective January 25, 1993, and a 5 percent stock dividend in 1992.

12.   Income Taxes

      The provision for income taxes for the years ended December 31 was as follows (dollars in thousands):


                                                      1994     1993     1992
                                                     ------   ------   ------
Current:
  Federal                                            $1,116   $1,335     $825
  State                                                 367      428      296
                                                      -----    -----      ---
Total current                                         1,483    1,763    1,121

Deferred:
  Federal                                               (17)    (371)    (221)
  State                                                  (2)     (48)     (46)
                                                      -----    -----      ---
Total deferred                                          (19)    (419)    (267)
                                                      -----    -----      ---
Provision for income taxes                           $1,464   $1,344     $854
                                                     ======   ======     ====


      The provision for income taxes results in effective tax rates being less than the federal income tax statutory rate. The nature of the differences for the years ended December 31 was as follows (dollars in thousands):


                                                      1994     1993     1992
                                                     ------   ------   ------
Computed expected federal tax expense
  at 34 percent                                      $1,862   $1,800   $1,265
State income taxes, net of federal effect               274      251      165
Effect of nontaxable interest income                   (769)    (725)    (573)
Other, net                                               97       18       (3)
                                                      -----    -----      ---
Provision for income taxes                           $1,464   $1,344     $854
                                                     ======   ======     ====


     The Company has the following deferred tax assets and deferred tax liabilities resulting from the tax effects of temporary differences at December 31 (dollars in thousands):

                                                      1994     1993
                                                     ------   ------
DEFERRED TAX ASSETS
  Allowance for loan losses                          $  634   $  519
  Deferred income                                       188      235
  Vacation accrual                                       65       65
  Net operating loss                                     66      103
  Unrealized loss on investments available for sale     147       --
  Other                                                  39       11
                                                      -----    -----
                                                      1,139      933

DEFERRED TAX LIABILITIES
  Accumulated depreciation                              246      210
  Unrealized gain on investments available for sale      --      161
  Other                                                  24       20
                                                      -----    -----
                                                        270      391
                                                      -----    -----
                                                       $869     $542
                                                     ======   ======


No valuation adjustment is required for the deferred tax asset.

      An analysis of the components of the deferred tax provision for the year ended December 31, 1992, was as follows (dollars in thousands):


                                                                      1992
                                                                     ------

  Loan loss provision                                                $(104)
  Depreciation                                                          33
  Pension expense                                                      (48)
  Deferred loan fees                                                  (182)
  Other, net                                                            34
                                                                      ----
                                                                     $(267)
                                                                     =====

13.   Net Income per Share

      Net income per share and other per share information included in the accompanying consolidated financial statements is based on the average number of shares of common stock outstanding during each year, adjusted retroactively for a 5 percent stock dividend in 1992, a two-for-one stock split effective January 25, 1993, and a 10 percent stock dividend in April 1994. Average shares outstanding as adjusted were approximately 2,624,197, 2,622,629, and 2,621,126 for 1994, 1993, and 1992, respectively.

14.   Statement of Fair Values

      The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

      CASH AND CASH EQUIVALENTS. The carrying amount is a reasonable estimate of fair value.

      INVESTMENT SECURITIES. For securities and derivative instruments held for investment purposes, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

      LOANS. For variable rate loans, fair value is estimated at carrying value as these loans reprice to market frequently. The fair value of other types of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

      DEPOSIT LIABILITIES. The fair value of demand deposits, savings accounts, and other deposits is the amount payable on demand at the reporting date. The fair value of fixed-maturity certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

      COMMITMENTS TO EXTEND CREDIT, STANDBY LETTERS OF CREDIT, AND FINANCIAL GUARANTEES. The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the present creditworthiness of the counterparties. For fixed-rate loan commitments, fair value also considers the difference between current levels of interest rates and the committed rates. Fair value of guarantees and letters of credit is based on fees currently charged for similar agreements or on the estimated cost to terminate them or otherwise settle the obligations at the reporting date. The fees currently charged are considered negligible.

      The estimated fair values of financial instruments at December 31, 1994, are as follows (dollars in thousands):

                                                      Carrying
                                                        Value      Fair Value
                                                      --------     ----------

Financial assets:
  Cash and cash equivalents                           $ 25,787      $ 25,787
  Investment securities and money
     market investments                                 69,307        69,244
  Loans                                                176,893
  Less--reserve for possible loan losses                (2,905)
                                                       -------       -------
     Net loans                                         173,988       175,493

Financial liabilities:
  Deposits                                             246,654       246,597

Unrecognized financial instruments:
  Commitments to extend credit                          16,683           (59)
  Standby letters of credit                              2,216           (27)


      The estimated fair values of financial instruments at December 31, 1993 are as follows (dollars in thousands):


                                                      Carrying
                                                        Value      Fair Value
                                                      --------     ----------

Financial assets:
  Cash and cash equivalents                           $ 21,494      $ 21,494
  Investment securities and money
     market investments                                 90,130        92,956
  Loans                                                156,326
  Less--reserve for possible loan losses                (2,497)
                                                       -------       -------
     Net loans                                         153,829       157,300

Financial liabilities:
  Deposits                                             245,589       246,555

Unrecognized financial instruments:
  Commitments to extend credit                           4,550           (16)
  Standby letters of credit                                396            (5)

15.   Parent Company Financial Information

      Condensed financial information for Bancorp (unconsolidated parent company only) is as follows (dollars in thousands):

                          CONDENSED BALANCE SHEETS


                                                               December 31,
                                                             1994        1993
                                                           -------     -------
ASSETS:
  Cash                                                     $   347     $   229
      Investments                                              848         701
      Investment in subsidiaries                            25,863      23,331
      Other assets                                             322         432
                                                            ------      ------
                                                           $27,380     $24,693
                                                           =======     =======

LIABILITIES:
      Other liabilities                                    $   373     $   179

SHAREHOLDERS' EQUITY:
      Common stock                                           3,284       2,981
      Other shareholders' equity                            23,723      21,533
                                                            ------      ------
                                                            27,007      24,514
                                                            ------      ------
                                                           $27,380     $24,693
                                                           =======     =======

                        CONDENSED STATEMENTS OF INCOME

                                                     Year Ended December 31,
                                                     ------------------------
                                                      1994     1993     1992
                                                     ------   ------   ------

INCOME:
  Cash dividends from subsidiaries                   $1,295   $1,825   $  855
  Investment dividends                                   16        4       --
                                                      -----    -----    ------
                                                      1,311    1,829      855

EXPENSE:
  Salaries and employee benefits                        161      139      105
  Other                                                 679      194      176
                                                      -----    -----    -----
                                                        840      333      281
                                                      -----    -----    -----
INCOME BEFORE BENEFIT FOR INCOME TAXES                  471    1,496      574
INCOME TAX BENEFIT                                      172      133       92
                                                      -----    -----    -----
INCOME BEFORE EQUITY IN UNDISTRIBUTED
  NET INCOME OF SUBSIDIARY                              643    1,629      666
EQUITY IN UNDISTRIBUTED NET INCOME OF SUBSIDIARY      3,370    2,322    2,200
                                                      -----    -----    -----
NET INCOME                                           $4,013   $3,951   $2,866
                                                     ======   ======   ======

                      CONDENSED STATEMENTS OF CASH FLOWS

                                                     Year Ended December 31,
                                                     ------------------------
                                                      1994     1993     1992
                                                     ------   ------   ------

OPERATING ACTIVITIES:
  Net income                                         $4,013   $3,951   $2,866
  Adjustments to reconcile net income to net
     cash provided by operating activities -
     Tax benefit provided from losses                  (172)    (133)     (92)
     Undistributed earnings in subsidiaries          (3,370)  (2,322)  (2,200)
  Changes in assets and liabilities -
     Increase in other liabilities                      194      122       24
     (Increase) decrease in other assets                224      (80)      27
                                                      -----    -----    -----
  Net cash provided by operating activities             889    1,538      625
                                                      -----    -----    -----

INVESTING ACTIVITIES:
  Purchase of investment securities                      --     (841)      --
                                                      -----    -----    -----
  Net cash used in investing activities                  --     (841)      --
                                                      -----    -----    -----

FINANCING ACTIVITIES:
  Cash dividends paid                                  (771)    (716)    (583)
  Exercise of stock options                              --        6       --
                                                      -----    -----    -----
  Net cash used in financing activities                (771)    (710)    (583)

(DECREASE) INCREASE IN CASH                             118      (13)      42
CASH AT BEGINNING OF YEAR                               229      242      200
                                                      -----    -----    -----
CASH AT END OF YEAR                                  $  347   $  229   $  242
                                                     ======   ======   ======

16.  Quarterly Financial Information (Unaudited)

                                                                                  Income
                                                                 Provision        Before
                                   Interest   Net Interest      for Possible       Income      Net        Net Income
                                    Income        Income          Loan Losses        Taxes     Income     Per Share(a)
                                   -------     ------------      ------------      ------     ------      -----------
                                                      (dollars in thousands, except per share amounts)
1994:
     Quarter ended:
        March 31                     $ 5,051        $ 3,741            $ 75          $1,285     $  975         $ .41
        June 30                        5,245          3,918              75           1,582      1,157           .45
        September 30                   5,565          4,202              75           1,622      1,202           .46
        December 31                    5,772          4,234              75             988        679           .21
                                      ------         ------             ---           -----      -----          -----
Year ended December 31               $21,633        $16,095            $300          $5,477     $4,013         $1.53
                                     =======        =======            ====          ======     ======         =====
1993:

     Quarter ended:
        March 31                     $ 4,517        $ 3,127            $100          $  909     $  718         $ .27
        June 30                        4,875          3,483              75           1,589      1,154           .45
        September 30                   5,018          3,590              75           1,450        937           .35
        December 31                    5,130          3,710              75           1,347      1,142           .44
                                      ------         ------             ---           -----      -----          -----
Year ended December 31               $19,540        $13,910            $325          $5,295     $3,951         $1.51
                                     =======        =======            ====          ======     ======         =====
1992:

     Quarter ended:
        March 31                     $ 5,088        $ 3,260            $154          $  882     $  673         $ .26
        June 30                        4,984          3,284             152           1,025        767           .29
        September 30                   4,517          2,913             275             981        717           .27
        December 31                    5,240          3,740             251             832        709           .27
                                      ------         ------             ---           -----      -----          -----
Year ended December 31               $19,829        $13,197            $832          $3,720     $2,866         $1.09
                                     =======        =======            ====          ======     ======         =====


(a)  Adjusted retroactively for a 5 percent stock dividend in August 1992, a two-for-one stock split dated January 25,
     1993, and a 10 percent stock dividend in April 1994.

17.   Merger with West Coast Bancorp

      On October 24, 1994, as amended December 12, 1994, Bancorp entered into an Agreement and Plan of Merger (the "Merger") with West Coast Bancorp of Newport, Oregon. The Merger provides that shareholders of West Coast will receive, for each share of West Coast Common Stock, .60 shares of Bancorp Common Stock in the combined company.

      Completion of the Merger is subject to shareholder and regulatory approvals and is expected to close in the spring of 1995. The Merger will be accounted for as a pooling of interests under generally accepted accounting principles.

      West Coast Bancorp reported net interest income of $8,390,000, net income of $1,864,000, and earnings per share of $0.74 for the year ended December 31, 1994. West Coast Bancorp had total assets of $160,654,000, total deposits of $124,697,000, and shareholders' equity of $17,131,000 as of December 31, 1994.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Board of Directors and Shareholders of Commercial Bancorp:

      We have audited the accompanying consolidated balance sheets of Commercial Bancorp (an Oregon corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Commercial Bancorp and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

                                    ARTHUR ANDERSEN LLP

Portland, Oregon,

January 30, 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.


                                   PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

      The directors and executive officers of the registrant at March 1, 1995, are set forth below. The executive officers include certain persons who are not titled officers of the registrant, but serve as officers of its bank subsidiaries.

Name                        Age       Position(s) Held
----                        ---       ----------------

Lloyd D. Ankeny             57        Director of Bancorp*

Iral D. Barrett             60        Director of Bancorp

Victor L. Bartruff          47        Co-President and Co-Chief Executive
                                      Officer and Director of Bancorp*;
                                      President and Chief Executive Officer of
                                      The Bank of Newport

Phillip G. Bateman          54        Director of Bancorp*

Chester C. Clark            73        Director of Bancorp*

Lester D. Green             69        Chairman of the Board of Bancorp

Stanley M. Green            72        Director of Bancorp*

Cora A. Hallauer            55        Secretary of Bancorp; Senior Vice
                                      President and Secretary of The
                                      Commercial Bank

Donald A. Kalkofen          31        Chief Financial Officer of Bancorp* and
                                      Senior Vice President and Chief
                                      Financial Officer of The Bank of Newport

William B. Loch             61        Director of Bancorp

Jack E. Long                56        Director of Bancorp and Chairman of the
                                      Board of The Commercial Bank

C. Douglas McGregor         56        Director of Bancorp

Edgar B. Martin             55        President and Chief Executive Officer of
                                      The Commercial Bank

Robert D. Morrison          63        Director of Bancorp

J. F. Ouderkirk             44        Director of Bancorp* and Chairman of the
                                      Board of The Bank of Newport

Gary D. Putnam              50        Vice Chairman of the Board of Bancorp*

Rodney B. Tibbatts          55        Co-President and Co-Chief Executive
                                      Officer and Director of Bancorp*
                                      and Chairman of the Board of
                                      Valley Commercial Bank

---------------
*Since February 28, 1995, pursuant to the Merger Agreement.


      Bancorp's Board of Directors is divided into three classes with staggered terms of three years; directors serve until their successors have been elected and qualified. The terms of Bancorp's present directors expire as follows: the terms of Messrs. Lester D. Green, Long, Ouderkirk, and Putnam expire in 1996; the terms of Messrs. Bartruff, Clark, Loch, Morrison, and Tibbatts expire in 1997; and the terms of Messrs. Ankeny, Barrett, Bateman, Stanley M. Green, and McGregor expire in 1998. The officers of Bancorp and its bank subsidiaries are elected by their respective board of directors to serve until the next annual board meeting or until their successors are elected and qualified, subject to prior death, resignation, or removal. There are no family relationships among the directors and executive officers.

      Lloyd D. Ankeny was a director of WCB since 1993 and has served as a director of The Bank of Newport since 1986. Mr. Ankeny graduated from the University of California in 1959 with a B.S. degree and, in 1961, earned an M.B.A. in Management. During the period 1961 through 1980, Mr. Ankeny served in various executive capacities with IBM and Xerox corporations. Since 1981, Mr. Ankeny has been a self-employed real estate investor and owner of Landmark Development Corporation.

      Iral D. Barrett has been a director of Bancorp since 1982. He is the retired Chairman of the Board and Chief Executive Officer of Supra Products, Inc., a key lock company, a position which Mr. Barrett held from 1964 until 1994. Mr. Barrett joined the board of The Commercial Bank in 1976, of which Mr. Barrett continues to be a director, and served as Chairman of the Board of The Commercial Bank from May 1991 to April 1994. Mr. Barrett has been actively involved in the community and with Young Life for many years.

      Victor L. Bartruff was President and Chief Executive Officer of WCB from 1993 until February 28, 1995, when he became Co-President and Co-Chief Executive Officer of Bancorp, and was a director of WCB since 1992.
Mr. Bartruff has served as President and Chief Executive Officer and director of The Bank of Newport since 1991. Mr. Bartruff has been in the banking industry for over 29 years. Mr. Bartruff was with United States National Bank of Oregon from 1965 to 1991 and was a Vice President and District Manager prior to joining WCB and The Bank of Newport. Mr. Bartruff has an extensive background in lending, personnel, marketing, and management. He is a graduate of Oregon State University and Pacific Coast Banking School. Mr. Bartruff is an active leader in many civic and church-related organizations. He serves as a director of the Greater Newport Chamber of Commerce and is a member of the Newport Rotary Club, Treasurer of the Yaquina Bay Economic Foundation, Chairman of the City of Newport Retirement Board, a member of the Oregon State University Newport Marine Science Development Council, and a Deacon at the First Baptist Church of Newport.

      Phillip G. Bateman was a director of WCB since 1993 and has served as a director of The Bank of Newport since 1979. Mr. Bateman is a graduate of San Francisco College of Mortuary Science and has been a partner in Bateman Funeral Homes, Central Coast Crematorium, and Chelan Abbey Mausoleum and Columbariam since 1975.

      Chester C. Clark was a director of WCB since 1993 and has served as a director of The Bank of Newport since 1986. Mr. Clark was employed by what is now First Interstate Bank of Oregon, N.A., from 1942 to 1965. In 1965,
Mr. Clark entered the veneer business and, in 1968, joined Alsea Veneer Company, Inc. Mr. Clark served as owner/operator of that company until his retirement in 1987. Mr. Clark remains Chairman of the Board of Alsea Veneer Company, Inc., and a partner in Alsea Land and Timber Company.

      Lester D. Green has been Chairman of Bancorp's Board of Directors since 1991 and has served as a director of Bancorp since 1982 and of The Commercial Bank since 1972. He has been property manager of Mission Properties, a real estate holding company, since 1994. Mr. Green was formerly Chairman of the Board of Capitol Auto Group, composed of Capitol Chevrolet Cadillac, Capitol Toyota, and Willamette Pontiac, since 1955. A University of Oregon graduate, Mr. Green has been actively involved in numerous automobile dealer associations during his career. Mr. Green received the TIME Quality Dealer Award in 1971. During his involvement in the community, Mr. Green has chaired or been president of the Salem Downtown Development Commission, the Salem Economic Development Corporation, the East Salem Rotary Club, and the Salem Hospital Board. Mr. Green was also honored as Salem's First Citizen in 1977.

      Stanley M. Green was a director of WCB since 1981. He worked as an Animation Artist for Walt Disney from 1950 to 1991 and is currently an animation director of Tolco Productions, Inc. Mr. Green is a member of the faculty at Portland State University, where he teaches animation and drawing. Mr. Green attended the Arts Students League in New York City and the Chounaird Art Institute in Los Angeles.

      Cora A. Hallauer has been Senior Vice President and Operations Administrator and Secretary of The Commercial Bank and Secretary of Bancorp since July 1990. She was also Treasurer of Bancorp from July 1990 until February 28, 1995. Ms. Hallauer previously served as Vice President and Systems Operations Officer of The Commercial Bank since 1985. Ms. Hallauer is a graduate of Pacific Coast Banking School and has taught at Chemeketa Community College and for the American Institute of Banking since 1978.
Ms. Hallauer is a member of the Oregon Bankers Association Operations Committee, and serves on the Board of Directors for the YWCA of Salem.

      Donald A. Kalkofen was the Senior Vice President and Treasurer of WCB, as well as Senior Vice President and Chief Financial Officer of The Bank of Newport, from January 1993 until February 28, 1995, when he became Chief Financial Officer of Bancorp. Mr. Kalkofen is a Certified Public Accountant and has nine years experience in the accounting and financial services related industries. Prior to joining WCB and The Bank of Newport, Mr. Kalkofen held various positions with United States National Bank of Oregon, including Senior Accounting Officer and Controller of a subsidiary from May 1988 to April 1992. Mr. Kalkofen is a gradate of Washington State University and the Bank Administration Institute and is a member of the Oregon Society of Certified Public Accountants, the American Society of Certified Public Accountants, the Oregon Bankers Association Investment Committee, and the Oregon Society of Certified Public Accountants Financial Services Committee.

      William B. Loch has been a director of Bancorp since 1982 and of The Commercial Bank since 1977. He has been President of Capital City
Companies, Inc., a petroleum distribution and transportation company, since 1980. Mr. Loch is a graduate of the University of Oregon and has owned and managed petroleum, transportation, and warehouse businesses since 1957. He is actively involved in several industry associations and is a Trustee of the University of Oregon Foundation.

      Jack E. Long has been a Bancorp director since 1990, a director of The Commercial Bank since 1990, and Chairman of the Board of The Commercial Bank since April 1994. He is President of J & L Nursery Co., Inc. Mr. Long has been in the nursery business since his graduation from Oregon State University's agricultural program in 1960. Mr. Long is a member of numerous professional organizations including President [Elect] of the American Association of Nurserymen and the Oregon Department of Agriculture Nursery Advisory Council. Mr. Long has received numerous awards related to his nursery business. Among them, Mr. Long was named "STAR PRODUCER" in the "AG STARS 88" promotion sponsored by the Salem Economic Development Commission and received the Northwest Horticulture Congress Distinguished Service Award.

      C. Douglas McGregor has been a director of Bancorp and of The Commercial Bank since 1994. He has been Chairman of the Board of ACCESS Long Distance since 1993. Formerly, Mr. McGregor was an Executive Vice President with First Interstate Bank of Oregon, N.A., since 1985. Mr. McGregor is a graduate of Oregon State University and past Trustee and Chairman of Pacific Coast Banking School and is currently a member of the Executive Committee of Willamette University.

      Edgar B. Martin has been President and Chief Executive Officer of The Commercial Bank since 1991. He was previously Executive Vice President from March 1990, and Chief Operating Officer from June 1990, of The Commercial Bank. Mr. Martin served as Senior Vice President and Loan Administrator of The Commercial Bank from 1985 to 1990 and, prior to that, served as Vice President and Branch Administrator for 12 years. He is a graduate of Lewis and Clark College and Pacific Coast Banking School. Mr. Martin is active in the Salem Kiwanis, Salem Area Chamber of Commerce, and numerous Oregon Bankers Association committees.

      Robert D. Morrison has been a director of Bancorp since 1978 and of The Commercial Bank since 1982. He has been First Vice President, Financial Consultant with Smith Barney, Inc. (or its predecessor, Shearson Lehman Brothers, Inc.) since 1974. Mr. Morrison is a graduate of the University of Washington, is a member and past trustee of the First Methodist Church in Salem, and is a founding director of Illahe Hills Country Club.

      J. F. Ouderkirk was a director of WCB since 1992 and has served as a director of The Bank of Newport since 1986 and as Chairman of the Board of The Bank of Newport since 1988. During 1992 and 1993, Mr. Ouderkirk also served as Executive Vice President of WCB and was Chairman of the Board of WCB from April 1993 to February 1994. Mr. Ouderkirk is a partner in the law firm of Richardson, Ouderkirk and Hollen, which Mr. Ouderkirk co-founded in 1975.
Mr. Ouderkirk is a graduate of Brown University and the University of Oregon School of Law. Mr. Ouderkirk is a member of the Oregon State Bar and is admitted to practice before the United States District Court, District of Oregon, the Ninth Circuit Court of Appeals, and the Unites States Tax Court.

      Gary D. Putnam served as President and Chief Operating Officer and director of WCB from 1990 to 1992. Mr. Putnam rejoined the board of directors of WCB in October 1993 and was appointed Chairman of the Board of WCB in 1994. Mr. Putnam has 20 years of banking experience and, prior to joining WCB, served as Senior Vice President of Far West Federal Bank, S.B. ("Far West") from 1985 to 1988 and Executive Vice President of Far West from 1988 to 1990. In 1991, Far West was placed in receivership by the Office of Thrift Supervision. In May 1994, the Resolution Trust Corporation ("RTC"), as successor to Far West, filed a lawsuit against certain former officers and directors of Far West alleging negligence in their management of Far West and seeking damages for the resulting losses. Mr. Putnam was named as a defendant in an amended complaint filed in June 1994. Mr. Putnam never served as a director or a loan officer of Far West and believes that there is no basis for any claim by the RTC against him. During 1971 to 1989, while not employed in bank management, Mr. Putnam was engaged in the practice of law, emphasizing banking and financial law. Mr. Putnam is a graduate of Lewis & Clark College and the Willamette University College of Law and a member of the Oregon State Bar and the American Bar Association. Since 1992, Mr. Putnam has been an owner and is President of Pacific Drilling Supply, Inc., in Wilsonville, Oregon.

      Rodney B. Tibbatts was President and Chief Executive Officer of Bancorp from 1990 until February 28, 1995, when he became Co-President and Co-Chief Executive Officer of Bancorp. Mr. Tibbatts has been a director of Bancorp and of The Commercial Bank since 1990 and of Valley Commercial Bank since 1991 and Chairman of the Board of Valley Commercial Bank since April 1993.
Mr. Tibbatts was formerly Senior Vice President and Regional Manager of Key Bank of Oregon from 1986 until 1991. He has been in the banking industry for 33 years. Mr. Tibbatts attended the University of Washington and graduated from the Pacific Coast Banking School. He is a member of the American Bankers Association Government Relations Council and several Oregon Bankers Association committees. Mr. Tibbatts is President-Elect of the Salem Downtown Rotary Club, serves on the board of the Salem Area Chamber of Commerce and the Salem Family YMCA, and was named Associated Oregon Industries "1986 Oregon Business Leader of the Year" and Albany's 1986 "First Citizen."


ITEM 11.    EXECUTIVE COMPENSATION.

      The following table sets forth for the three years ended December 31, 1994, the compensation awarded or paid to, or earned by, Bancorp's chief executive officer and each other executive officer whose salary and bonus for 1994 exceeded $100,000.

                                             SUMMARY COMPENSATION TABLE
                                            --------------------------


                                                                         Long-Term Compensation
                                                                                 Awards
                                               Annual Compensation       ----------------------
                                             -----------------------     Securities Underlying        All Other
Name and Principal Position (1)     Year     Salary (2)      Bonus          Options (#) (3)          Compensation
---------------------------         ----     ----------    ---------     ----------------------    ----------------
Rodney B. Tibbatts                  1994      $121,008 (4)  $60,000               8,500                $23,900 (5)
 President and Chief Executive      1993       117,404 (4)   30,000               7,700                 18,973
 Officer of Bancorp                 1992       101,482 (4)   15,000               6,600                  3,410


Edgar B. Martin                     1994       110,201 (6)   36,366               6,500                 22,675 (7)
 President and Chief Executive      1993       101,200       32,384               5,500                 14,540
 Officer of The Commercial Bank     1992        90,800 (8)   20,160               3,300                    166





__________________________


(1)      Position held during 1994.

(2)      Includes salary, amounts contributed by the identified executive officer to Bancorp's 401(k) Employee
         Savings Plan and Trust ("401(k) Plan"), and fees paid to directors for participation in board and committee meetings.

(3)      Options to acquire shares of Bancorp Common Stock do not include stock appreciation rights ("SARs").

(4)      Includes $6,000 in 1994, $1,400 in 1993, and $7,500 in 1992, paid as director fees for service as a director of The Commercial Bank and Valley Commercial Bank and an automobile allowance.

(5)      Includes $20,520 in 401(k) Plan contributions by Bancorp, and $3,410 for premium cost of term life insurance in the amount of $50,000 and whole life insurance currently in the amount of $288,000.

(6)      Includes an automobile allowance of $6,000.

(7)      Includes $22,509 in 401(k) Plan contributions by Bancorp and $166 for premium cost of $50,000 in term life insurance.

(8)      Includes $7,200 paid as director fees for service as a director of The Commercial Bank.

                                           OPTION GRANTS IN LAST FISCAL YEAR
                                         ---------------------------------



                                                                                              Potential Realizable
                      Number of             Percent of                                        Value at Assumed
                      Securities            Total Options                                     Annual Rates of Stock
                      Underlying            Granted to                                        Price Appreciation
                      Options               Employees        Exercise          Expiration     for Option Term (2)
       Name           Granted (#) (1)       in Fiscal Year   Price ($/Share)      Date          (5%)        (10%)
-------------------   -------------------   --------------   ---------------   ----------     --------------------
Rodney B. Tibbatts           8,500            28.3%          $15.375           11-16-2004     $82,189      $189,983

Edgar B. Martin              6,500            21.7%           15.375           11-16-2004     $62,850      $145,280







__________________________

(1)  Incentive stock options to acquire shares of Bancorp Common Stock.  The stock options become exercisable in full on November 17, 1995.  No SARs were granted during 1994.


(2)  The dollar amounts shown illustrate values that might be realized upon exercise of the options immediately prior to the expiration of their term based upon the assumed compounded rates of appreciation in the value of Common
     Stock over the term of the options.  These amounts do not take into account provisions of the options providing for termination of the options following termination of employment or nontransferability.  The values which may ultimately be realized will depend upon the actual market value of the Common Stock during the period during which the options are exercisable, which may vary significantly from the assumed rates of appreciation; there is no assurance that any appreciation from the exercise price will be realized.


                        FISCAL YEAR-END OPTION VALUES (1)
                        ---------------------------------



                         Number of                               Value of
                   Securities Underlying             Unexercised In-the-Money
                   Unexercised Options at FY-End     Options at FY-End
       Name        Exercisable   Unexercisable (#)   Exercisable   Unexercisable
------------------ -------------------------------   ---------------------------

Rodney B. Tibbatts     18,920       8,500              $42,465          --

Edgar G. Martin        11,110       6,500               21,720          --








---------------------

(1)   No options were exercised by the indicated persons during 1994.

(2) On December 31, 1994, the closing price of Bancorp's Common Stock was $14.50. For purposes of the foregoing table, stock options with an exercise price less than that amount are considered to be "in-the-money" and are considered to have a value equal to the difference between this amount and the exercise price of the stock option multiplied by the number of shares covered by the stock option.

      COMPENSATION OF DIRECTORS. Bancorp directors receive a fee of $1,000 per month ($1,250 per month for the Chairman and Vice Chairman of the Board), plus $100 for each committee meeting attended, other than meetings held in conjunction with Board of Directors meetings. In addition, each non-employee director of The Commercial Bank receives a fee of $750 per month and the Chairman of the Board receives a fee of $1,000 per month. Each member of a committee of The Commercial Bank receives $100 for each committee meeting attended (other than special Loan and Investment Committee meetings held immediately prior to the regular Board of Directors meetings). Directors of Valley Commercial Bank receive $125 per month. Non-employee directors of The Bank of Newport receive $600 per month, except the Chairman of the Board, who receives an additional $250 per month, and members of board committees receive $100 for each meeting attended. Directors of Bancorp during 1994 otherwise received fees only as directors of one of Bancorp's bank subsidiaries.

      During 1994, Lester D. Green received $325 per month for his services as Chairman of the Board of Bancorp, and Iral D. Barrett and Jack E. Long received $1,300 and $2,375, respectively, for services as Chairman of the Board of The Commercial Bank.

      Lester D. Green and Jack E. Long each received $5,000 from Bancorp in 1994, and $2,000 from Bancorp during 1995, as compensation for services to Bancorp in connection with the Merger. J. F. Ouderkirk and Gary D. Putnam each received $2,000 per month from August 31, 1994, through February 28, 1995, from WCB as compensation for services to WCB in connection with the Merger.

      COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION. During 1994, Iral D. Barrett, Michael J. Bragg, Anna M. Peterson, and Forrest A. Weil served on an ad hoc compensation committee appointed by Bancorp's Board of Directors. Each member of the ad hoc committee was a nonemployee director of Bancorp. Various directors, including one or more members of the ad hoc committee, members of their immediate families, and firms in which they had an interest were customers of and had transactions with Bancorp's subsidiary banks during 1994 in the ordinary course of business. Similar transactions may be expected to take place in the ordinary course of business in the future. All outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not, in the opinion of management, involve more than normal risks of collectibility or present other unfavorable features.

      NON-QUALIFIED RETIREMENT PLAN. In December 1994, a Non-Qualified Deferred Compensation Plan was approved with respect to Edgar B. Martin that will result in a $250,000 benefit to Mr. Martin at normal retirement (age 65). The benefit is intended to compensate Mr. Martin for the shortfall that would otherwise occur due to termination of The Commercial Bank Defined Benefit Plan at December 31, 1992. The benefit will be funded by an insurance contract with an annual premium expected not to exceed $30,000.

      EXECUTIVE EMPLOYMENT AGREEMENT. Bancorp has entered into an executive employment agreement with Rodney B. Tibbatts pursuant to which Bancorp has agreed to employ Mr. Tibbatts as Co-President and Co-Chief Executive Officer through December 31, 1996. The agreement provides that Mr. Tibbatts will receive a base salary of $125,000 per year, is eligible to receive bonuses, and is entitled to be provided with other benefits made available by Bancorp. Also, if Mr. Tibbatt's employment were terminated prior to December 31, 1996, without cause (as defined), or terminated by him for good reason (as defined), he would be entitled to continuing compensation through December 31, 1996. He will also be entitled to receive a salary continuation payment if his employment is terminated without cause or terminated by him for good reason following a change in control which occurs prior to December 31, 1996, or which results from a definitive agreement in effect at or prior to December 31, 1996. The salary continuation payment would be paid in a lump sum following termination at a rate equal to his annual salary level at the date of termination plus his most recent bonus for a period of 24 months following the change in control, less any period of continued employment by Bancorp following such change in control during the salary continuation period. For purposes of the agreement, "change in control" means (i) the acquisition or ownership by a person or group of persons acting in concert of more than 50 percent of the outstanding Common Stock or (ii) the merger of Bancorp with or into any corporation where more than 50 percent of the stock of the surviving corporation is owned by persons other than the owners of the Common Stock prior to such merger.

      SALARY CONTINUATION AGREEMENT. The Commercial Bank has entered into a salary continuation agreement with Edgar B. Martin pursuant to which he will be entitled to receive a salary continuation payment in the event his employment is terminated without cause or he elects to terminate his employment for good reason prior to December 31, 1996. In the event of a change in control of Bancorp occurring on or before June 30, 1996, or pursuant to a definitive agreement executed by that date, Mr. Martin will be entitled to receive a payment in the event of termination without cause or termination by him for good reason occurring prior to December 31, 1996. In either such event, the salary continuation payment would be based on Mr. Martin's current salary as of the date of termination plus a prorated amount reflecting his most recent bonus or incentive compensation and would be payable in a lump sum calculated for the period beginning with the date of termination through December 31, 1996, but not to exceed 18 months. See "Executive Employment Agreement" for a summary of the definition of change in control.


ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

      The following table sets forth the shares of Bancorp Common Stock beneficially owned as of March 1, 1995, by each director, by certain executive officers, and by all executive officers and directors of Bancorp as a group.

Such shares include shares held in the Bancorp dividend reinvestment program/stock purchase plan, but exclude fractional shares.


                                  Shares                               Percent
Name of Beneficial Owner          Beneficially Owned (1)(2)             of
Class
------------------------          -------------------------            -------

Lloyd D. Ankeny                           32,231                             *

Iral D. Barrett                           10,181                             *

Victor L. Bartruff                        29,387                             *

Phillip G. Bateman                        15,618                             *

Chester C. Clark                          41,907 (3)                         *

Lester D. Green                           32,334 (3)                         *

Stanley M. Green                         116,159 (3)                      2.7%

William B. Loch                           11,424                             *

Jack E. Long                               5,198                             *

C. Douglas McGregor                          634                             *

Edgar B. Martin                           14,461                             *

Robert D. Morrison                        13,217                             *

J. F. Ouderkirk                           13,258                             *

Gary D. Putnam                             2,880                             *

Rodney B. Tibbatts                        21,734 (3)                         *

All directors and executive
officers as a group
(17 persons)                             369,001                          8.8%




__________________________

*     Represents less than one percent.

(1) Shares held directly with sole voting and sole investment power, unless otherwise indicated.

(2) Share amounts include stock options which are currently exercisable as follows: Lloyd D. Ankeny, 1,580 shares; Victor L. Bartruff,
      19,418 shares; Phillip G. Bateman, 2,451 shares: Chester C. Clark, 2,451 shares; Stanley M. Green, 1,580 shares; Edgar B. Martin, 11,110 shares; J.F. Ouderkirk, 3,355 shares; Gary D. Putnam, 1,560 shares; Rodney B. Tibbatts, 18,920 shares; and all directors and executive officers as a group, 70,803 shares.

(3) Share amounts include shares owned by the spouses of Lester D. Green (5,914), Stanley M. Green (37,596), William B. Loch (783), and Rodney B. Tibbatts (2,814), each of whom disclaims any beneficial ownership in the shares.



ITEM 13.    CERTAIN TRANSACTIONS.

      Various of the directors and officers of Bancorp, members of their immediate families, and firms in which they had an interest were customers of and had transactions with Bancorp's subsidiary banks during 1994 in the ordinary course of business. Similar transactions may be expected to take place in the ordinary course of business in the future. All outstanding loans and commitments included in such transactions were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not, in the opinion of management, involve more than normal risks of collectibility or present other unfavorable features.


                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)   1. and 2.
      The financial statements and related documents listed in the index set forth in Item 8 of this report are filed as part of this report.

      All schedules are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements or related notes.

(a)   3.
      Exhibits are listed in the Exhibit Index beginning on page 61 of this report. Each management contract or compensatory plan or arrangement required to be filed as an exhibit to this report is listed under Item 10, "Executive Compensation Plans and Arrangements and Other Management Contracts," in the Exhibit Index.

      Upon written request to Cora Hallauer, Secretary, West Coast Bancorp, P.O. Box 428, Salem, Oregon 97308, a shareholder will be furnished a copy of any exhibit, upon payment of $.10 per page, which represents the registrant's reasonable expenses in furnishing the exhibit requested.

(b)   Reports on Form 8-K:
      During the quarter ended December 31, 1994, the registrant filed a Current Report on Form 8-K dated October 24, 1994, reporting the execution of an Agreement and Plan of Merger dated as of October 24, 1994, between the registrant and former West Coast Bancorp, together with related documents.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                West Coast Bancorp
                                                      (Registrant)


Date:  March 28, 1995                           By: Victor L. Bartruff
                                                    Co-President and Co-Chief
                                                    Executive Officer

Date:  March 28, 1995                           By: Rodney B. Tibbatts
                                                    Co-President and Co-Chief
                                                    Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 28th day of March, 1995.

            Signature                                 Title

Principal Executive Officers
 and Directors:

Victor L. Bartruff                              Co-President and Co-Chief
                                                Executive Officer and Director

Rodney B. Tibbatts                              Co-President and Co-Chief
                                                Executive Officer and Director


Principal Financial Officer:

Donald A. Kalkofen                              Chief Financial Officer


Principal Accounting Officer:

Donald R. Judson                                Controller


Other Directors:

Iral D. Barrett                                 Director
Lester D. Green                                 Chairman of the Board
William B. Loch                                 Director
Jack E. Long                                    Director
C. Douglas McGregor                             Director
Robert D. Morrison                              Director

                               INDEX TO EXHIBITS

2.1 Agreement and Plan of Merger dated as of October 24, 1994, between West Coast Bancorp and the Registrant, as amended as of December 12, 1994 ("Merger Agreement"), incorporated by reference to Appendix 1 to the Prospectus/Proxy Statement included in the Registrant's Registration Statement on Form S-4 (No. 33-88656) (the "Form S-4"). Annex 4 to Appendix 1 to the Prospectus/Proxy Statement specifying the form of letter to be executed by certain affiliates and the Schedules of Exceptions and related Disclosure Letters are omitted and will be furnished supplementally to the Commission upon its request.

2.2 Merger Agreement dated September 28, 1994, among The Commercial Bank, the Registrant, and Great Western Bank, incorporated by reference to Exhibit (2)(B) to the Form S-4. The schedules thereto are omitted and will be furnished supplementally to the Commission upon its request.

3.1         Restated Articles of Incorporation of the Registrant.

3.2         Restated Bylaws of the Registrant.

4 The Registrant has incurred long-term indebtedness as to which the amount involved is less than ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish instruments relating to such indebtedness to the Commission upon its request.

10          Executive Compensation Plans and Arrangements and Other Management
            Contracts.

10.1 Executive Employment Agreement between the Registrant and Rodney B. Tibbatts effective February 28, 1995, incorporated by reference to Exhibit (10)(G) to the Form S-4.

10.2 Executive Employment Agreement between the Registrant and Victor L. Bartruff effective February 28, 1995, incorporated by reference to Exhibit (10)(I) to the Form S-4.

10.3        Executive Employment  Agreement between the Registrant and Donald
            A. Kalkofen effective February 28, 1995, incorporated by reference to Exhibit (10)(J) to the Form S-4.

10.4        Executive Employment Agreement between the Registrant and Cora A.
            Hallauer effective February 28, 1995, incorporated by reference to Exhibit (10)(H) to the Form S-4.

10.5 Salary Continuation Agreement between The Commercial Bank and Edgar B. Martin effective February 28, 1995, incorporated by reference to Exhibit (10)(N) to the Form S-4.

10.6 Form of Salary Continuation Agreement with other officers and key employees of the Registrant's subsidiaries effective February 28, 1995.

10.7 1991 Combined Incentive Stock Option Plan and 1991 Non-Qualified Stock Option Plan of the Registrant, incorporated by reference to
            Exhibit 10.4 to the Registrant's Form 10-K for the year ended December 31, 1991.

10.8 Form of Option Grant under 1991 Combined Incentive Stock Option Plan and 1991 Non-Qualified Stock Option Plan of the Registrant, incorporated by reference to Exhibit (10)(W) to the Form S-4.


10.9 Non-Qualified Stock Option Plan of former West Coast Bancorp and related Form of Non-Qualified Stock Option Agreement, incorporated by reference to Exhibits 10.2 and 10.3, respectively, to its Registration Statement on Form SB-2 (No. 33-79086) ("Form SB-2").

10.10 Incentive Stock Option Plan of former West Coast Bancorp and related Form of Incentive Stock Option Agreement, incorporated by reference to Exhibits 10.4 and 10.5, respectively, to the Form SB-2.

10.11 The Commercial Bank Incentive Compensation Plan, as amended, incorporated by reference to Exhibit 10.5 to the Registrant's Form 10-K for the year ended December 31, 1993.

10.12 1994 and 1995 Amendments to The Commercial Bank Incentive Compensation Plan, incorporated by reference to Exhibit (10)(BB) to the Form S-4.

10.13 Valley Commercial Bank Incentive Compensation Plan, as amended, incorporated by reference to Exhibit (10)(CC) to the Form S-4.

10.14 Non-Qualified Deferred Compensation Plan for Edgar B. Martin, incorporated by reference to Exhibit (10)(FF) to the Form S-4.

10.15 Indemnification of Directors and Officers of the Registrant, incorporated by reference to Exhibit 25 to the Registrant's Form 10-K for the year ended December 31, 1989.

11 Statement of Calculation of Average Common Shares Outstanding of the Registrant.

21          Schedule of Subsidiaries of the Registrant.

23 Consent of Arthur Andersen LLP with respect to its report on the Registrant's financial statements.

27          Financial Data Schedule.

      Other exhibits listed in Item 601 of Regulation S-K are not applicable.