Form 10-Q
period 1995-03-31
WEST COAST BANCORP /NEW/OR/
filed 1995-05-12
CIK 717059

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549
    _______________________________________________________________________

                                   Form 10-Q


                [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the Quarter Ended March 31, 1995

                [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

                        For the transition period from ________ to ________

                         Commission file number 0-10997

                               WEST COAST BANCORP
              (Exact name of registrants specified in its charter)

               Oregon                                    93-0810577

    (State or other jurisdiction                        (IRS Employer
    incorporation or organization)                    Identification No.)

          5335 S.W. Meadows Road Suite 201, Lake Oswego, Oregon 97035

           (Address of Principal executive offices)        (Zip code)

                                 (503) 684-0884

              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                           Yes   X           No
                               -----            -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, no par value, outstanding on April 30, 1995: 4,365,171.

                               TABLE OF CONTENTS




                                                                                                   Page
                                                                                                   ----
PART I.   Financial Statements

          Consolidated Balance Sheets -
          March 31, 1995 and December 31, 1994 . . . . . . . . . . . . . . . . . . . . . . . . .    3

          Consolidated Statement of Income -
          Three months ended March 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . .    4

          Consolidated Statements of Cash Flows -
          Three months ended March 31, 1995 and 1994 . . . . . . . . . . . . . . . . . . . . . .    5

          Consolidated Statements of Changes in Stockholders' Equity . . . . . . . . . . . . . .    6

          Notes to Consolidated Financial Statements . . . . . . . . . . . . . . . . . . . . . .    6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . . .    8


PART II.  Other Information

          Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . . . . . . . . . . . .   15


Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16


                      WEST COAST BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                     March 31,      December 31,
                                                                                       1995             1994
                                                                                   ------------     ------------
                                                                                           (Unaudited)
 ASSETS
 Cash and cash equivalents:
   Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . .       $ 22,086,060     $ 25,047,417
   Interest-bearing deposits in other banks  . . . . . . . . . . . . . . . .          3,099,482        3,118,272
   Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,347,522        5,474,071
                                                                                   ------------     ------------
     Total cash and cash equivalents . . . . . . . . . . . . . . . . . . . .         28,533,064       33,639,760
 Investment securities:
   Investments available for sale  . . . . . . . . . . . . . . . . . . . . .         56,609,859       61,012,883
   Investments held to maturity  . . . . . . . . . . . . . . . . . . . . . .         52,437,193       56,851,658
                                                                                   ------------     ------------
     Total investment securities   . . . . . . . . . . . . . . . . . . . . .        109,047,052      117,864,541
 Loans held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . .            198,966                -

 Loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        296,849,986      282,986,234
 Allowance for loan loss   . . . . . . . . . . . . . . . . . . . . . . . . .         (4,618,598)      (4,519,267)
                                                                                   ------------     ------------
   Loans, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        292,231,388      278,466,967
 Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .         14,073,445       13,687,173
 Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            347,865          369,390
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,419,024        7,799,873
                                                                                   ------------     ------------
     Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $453,850,804     $451,827,704
                                                                                   ============     ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
 Deposits:
   Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 71,752,453      $ 72,334,774
   Savings and interest-bearing demand . . . . . . . . . . . . . . . . . . .        203,344,419       213,181,825
   Certificates of deposits  . . . . . . . . . . . . . . . . . . . . . . . .        117,120,967        94,103,406
                                                                                   ------------      ------------
     Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        392,217,839       379,620,005
 Short-term borrowings:
   Federal funds purchased . . . . . . . . . . . . . . . . . . . . . . . . .                  -         6,860,000
   Other short-term borrowings . . . . . . . . . . . . . . . . . . . . . . .          2,870,000         7,955,000
                                                                                   ------------      ------------
     Total short-term borrowings . . . . . . . . . . . . . . . . . . . . . .          2,870,000        14,815,000
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,933,345         4,559,377
 Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .          8,152,842         8,545,699
                                                                                   ------------      ------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .        408,174,026       407,540,081
                                                                                   ------------      ------------
 Commitments and contingent liabilities

 STOCKHOLDERS' EQUITY
 Preferred stock, no par value; none issued:
   10,000,000 shares authorized
 Common Stock:  No par value, 15,000,000 shares
   authorized; shares issued and outstanding
   4,365,171, and 4,359,583 respectively   . . . . . . . . . . . . . . . . .          5,456,464         5,449,479
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .         25,514,833        25,432,849
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         15,420,530        14,596,666
 Net unrealized (loss) gain on investments available for sale  . . . . . . .           (715,049)       (1,191,371)
                                                                                   ------------      ------------
   Stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . .         45,676,778        44,287,623
                                                                                   ------------      ------------
     Total liabilities and stockholders' equity  . . . . . . . . . . . . . .       $453,850,804      $451,827,704
                                                                                   ============      ============

The accompanying notes are an integral part of these consolidated statements.

                      WEST COAST BANCORP AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                                                     Three months ended
                                                                                         March 31,
                                                                                -----------------------------
                                                                                    1995             1994
                                                                                ------------     ------------
                                                                                         (Unaudited)
 INTEREST INCOME
 Interest and fees on loans  . . . . . . . . . . . . . . . . . . .               $7,421,815       $6,302,116
 Interest on taxable investment securities . . . . . . . . . . . .                1,039,196        1,071,451
 Interest on non-taxable investment securities . . . . . . . . . .                  682,485          639,836
 Interest from other banks . . . . . . . . . . . . . . . . . . . .                   42,915              294
 Interest on federal funds sold  . . . . . . . . . . . . . . . . .                   74,451           28,406
                                                                                 ----------       ----------
   Total interest income . . . . . . . . . . . . . . . . . . . . .                9,260,862        8,042,103

 INTEREST EXPENSE
 Savings and interest-bearing demand . . . . . . . . . . . . . . .                1,535,670        1,224,046
 Certificates of deposit . . . . . . . . . . . . . . . . . . . . .                1,421,914          852,883
 Short-term borrowings . . . . . . . . . . . . . . . . . . . . . .                  176,262           68,857
 Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . .                  102,870          107,511
                                                                                 ----------       ----------
   Total interest expense  . . . . . . . . . . . . . . . . . . . .                3,236,716        2,253,297
                                                                                 ----------       ----------
 NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . . . . .                6,024,146        5,788,806
 PROVISION FOR LOAN LOSSES   . . . . . . . . . . . . . . . . . . .                  121,460          169,500
                                                                                 ----------       ----------
 NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES . . . . . . . . . . . . . . . . . . .                5,902,686        5,619,306

 NON-INTEREST INCOME
 Service charges on deposit accounts . . . . . . . . . . . . . . .                  564,956          591,935
 Other service charges, fees and commissions . . . . . . . . . . .                  368,162          312,447
 Trust revenue . . . . . . . . . . . . . . . . . . . . . . . . . .                  308,933          297,231
 Gains on sales of loans . . . . . . . . . . . . . . . . . . . . .                  144,174          372,956
 Loan servicing fees . . . . . . . . . . . . . . . . . . . . . . .                  115,821          102,149
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  100,096          136,864
 Net gains (losses) on sales of securities . . . . . . . . . . . .                   (3,741)         (62,965)
                                                                                 ----------       ----------
   Total non-interest income . . . . . . . . . . . . . . . . . . .                1,598,401        1,750,617

 NON-INTEREST EXPENSE
 Salaries and employee benefits  . . . . . . . . . . . . . . . . .                3,236,765        2,900,636
 Equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  455,416          423,678
 Occupancy . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  427,365          371,619
 Professional fees . . . . . . . . . . . . . . . . . . . . . . . .                  308,390          292,784
 FDIC insurance  . . . . . . . . . . . . . . . . . . . . . . . . .                  217,506          201,125
 Marketing . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  148,469          177,203
 ATM and Bankcard  . . . . . . . . . . . . . . . . . . . . . . . .                  154,304          128,599
 Printing and office supplies  . . . . . . . . . . . . . . . . . .                  156,579          111,536
 Communications  . . . . . . . . . . . . . . . . . . . . . . . . .                  110,762           96,835
 Other non-interest expense  . . . . . . . . . . . . . . . . . . .                  536,853          522,781
                                                                                 ----------       ----------
   Total non-interest expense  . . . . . . . . . . . . . . . . . .                5,752,409        5,226,796

 INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . . . . .                1,748,678        2,143,127
                                                                                 ----------       ----------
 PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . . . . . .                  495,591          579,298
                                                                                 ----------       ----------
 NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . . . . .               $1,253,087       $1,563,829
                                                                                 ==========       ==========

 EARNINGS PER COMMON SHARE . . . . . . . . . . . . . . . . . . . .                    $0.29            $0.40

The accompanying notes are an integral part of these consolidated statements.

                      WEST COAST BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                               Three months ended
                                                                                                    March 31,
                                                                                        --------------------------------
                                                                                            1995                1994
                                                                                        ------------        ------------
                                                                                                  (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  1,253,087        $  1,563,829
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization of premises and equipment . . . . . . . . . . .             251,922             218,368
   Amortization of intangibles . . . . . . . . . . . . . . . . . . . . . . . . .              21,525              20,350
   Net loss on sales of investments
     Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . .               3,741              62,965
     Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -                   -
   Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .             121,460             169,500
   (Increase) decrease in interest receivable  . . . . . . . . . . . . . . . . .            (118,156)            152,393
   (Increase) in other assets  . . . . . . . . . . . . . . . . . . . . . . . . .          (1,500,995)         (1,727,407)
   Increase in interest payable  . . . . . . . . . . . . . . . . . . . . . . . .             294,109             165,268
   Increase (decrease) in other liabilities  . . . . . . . . . . . . . . . . . .              79,859          (2,314,322)
                                                                                        ------------        ------------
    Net cash provided (used) by operating activities . . . . . . . . . . . . . .             406,552          (1,689,056)

 CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds from maturities of investment securities
   Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,758,042          12,132,231
   Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           4,414,465           1,067,652
 Proceeds from sales of investment securities
   Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             727,563           5,068,568
   Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -                   -
 Purchase of investment securities
   Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (610,000)           (596,110)
   Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -            (494,226)
 Loans made to customers (greater) than principal collected on loans . . . . . .         (14,084,847)         (9,539,372)
 Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (638,194)         (1,601,186)
                                                                                        ------------        ------------
   Net cash (used) provided in investing activities  . . . . . . . . . . . . . .          (5,432,971)          6,037,557

 CASH FLOWS FROM FINANCING ACTIVITIES

 Net (decrease) increase in demand, savings and interest
   bearing transaction accounts  . . . . . . . . . . . . . . . . . . . . . . . .         (10,419,727)          4,596,018
 Net increase (decrease) in proceeds from sales of
   certificates of deposits greater than payments for maturing time deposits . .          23,017,561          (1,878,558)
 Proceeds from long-term borrowings  . . . . . . . . . . . . . . . . . . . . . .                   -           1,000,000
 Payments on long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . .            (392,857)           (370,968)
 Net (decrease) in short-term borrowings . . . . . . . . . . . . . . . . . . . .         (11,945,000)        (10,395,000)
 Proceeds from issuance (purchase) of common stock . . . . . . . . . . . . . . .              89,410             (25,400)
 Dividends paid and cash paid for fractional shares  . . . . . . . . . . . . . .            (429,664)           (257,782)
                                                                                        ------------        ------------
   Net cash (used) by financing activities . . . . . . . . . . . . . . . . . . .             (80,277)         (7,331,690)
                                                                                        ------------        ------------
 NET INCREASE IN CASH AND CASH EQUIVALENTS   . . . . . . . . . . . . . . . . . .          (5,106,696)         (2,983,189)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . . . . . . . .          33,639,760          33,696,075
                                                                                        ------------        ------------
 CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . . . . . . . . .        $ 28,533,064        $ 30,712,886
                                                                                        ============        ============

The accompanying notes are an integral part of these consolidated statements.

                      WEST COAST BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                              Common Stock       Additional                 Net Unrealized Gains
                                        ----------------------    Paid-In      Retained        on Investments
                                          Shares      Amount      Capital      Earnings     Available for Sale      Total
- -----------------------------------------------------------------------------------------------------------------------------
BALANCE, December 31, 1993              3,010,119   $3,762,648  $16,708,830   $15,406,992      $   432,469       $36,310,939
Net income                                      -            -            -     5,707,682                -         5,707,682
Net unrealized gain on investments
   available for sale                           -            -            -             -       (1,623,840)       (1,623,840)
Cash dividends, $.29 per common
  share                                         -            -            -    (1,149,105)               -        (1,149,105)
Sale of common stock pursuant to
   stock option plans                       2,078        2,598       17,323             -                -            19,921
10 percent Stock dividend                 296,860      371,075    4,996,418    (5,367,493)               -                 -
Stock split in the form of
  100 percent dividend                    638,894      798,618     (798,618)            -                -                 -
Issuance of Common Stock
  in Public Offering                      414,000      517,500    4,538,944             -                -         5,056,444
Purchase of Stock                         (25,290)     (31,613)    (364,500)            -                -          (396,113)
Sale of Stock                              22,922       28,653      334,452             -                -           363,105
Cash paid for fractional shares                 -            -            -        (1,410)               -            (1,410)
                                        ------------------------------------------------------------------------------------
BALANCE, December 31, 1994              4,359,583    5,449,479   25,432,849    14,596,666       (1,191,371)       44,287,623
Net income                                      -            -            -     1,253,087                -         1,253,087
Net unrealized gain on investments
   available for sale                           -            -            -             -          476,322           476,322
Cash dividends, $.10 per common
   share                                        -            -            -      (428,065)               -          (428,065)
Sale of Stock                               5,941        7,426       81,984             -                -            89,410
Cash paid for fractional shares              (353)        (441)           -        (1,158)               -            (1,599)
                                        ------------------------------------------------------------------------------------
BALANCE, March 31, 1995                 4,365,171   $5,456,464  $25,514,833   $15,420,530      $  (715,049)      $45,676,778
                                        ====================================================================================


The accompanying notes are an integral part of these consolidated statements.


                   Notes to Consolidated Financial Statements

1.       PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of West Coast Bancorp (Bancorp) and its wholly-owned subsidiaries, The Commercial Bank, The Bank of Newport, and Valley Commercial Bank, after elimination of intercompany transactions and balances.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 1995 are not necessarily indicative of results to be anticipated for the year ending December 31, 1995. Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 interim presentation.

2.       RECENT MERGERS

Effective February 28, 1995, Commercial Bancorp, Salem, Oregon completed its merger of equals with West Coast Bancorp, Newport, Oregon, with and into Commercial Bancorp, with the surviving corporation operating under the name West Coast Bancorp. Effective March 30, 1995 West Coast Bancorp completed its merger with Great Western Bank of Dallas, Oregon which became a branch of The Commercial Bank. The historical consolidated financial statements have been restated and include the accounts and results of operations of the mergers as pooling-of-interest combinations.

3.       ACCOUNTING CHANGES

In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan " and in October 1994 issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition Disclosures, an amendment to SFAS No. 114." They require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. These statements exclude loans that are currently measured at fair value or at lower of cost or fair value, leases and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment. These statements apply to financial statements for fiscal years beginning after December 31, 1994. The implementation of the statements did not have a material effect on West Coast's reported financial position or net income.

4.       NET INCOME PER COMMON SHARE

During the first quarter of 1995, the Board of Directors declared cash dividends representing $.10 per share. All per share amounts have been restated to retroactively reflect stock splits as well as all previous stock dividends.

5.       SHAREHOLDERS EQUITY

During July 1994, settlement occurred on the sale of 360,000 shares of Common Stock through a public offering managed by Pacific Crest Securities, Inc. In addition the 54,000 share over-allotment option was exercised by Pacific Crest Securities Inc. in July 1994. The net proceeds after expenditures from the offering and over-allotment options were approximately $5.1 million.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of Bancorp's consolidated financial condition and results of operations should be read in conjunction with the selected consolidated financial and other data, the consolidated financial statements and related notes included elsewhere herein.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1995 and 1994

         Net Income. Net income for the quarter ended March 31, 1995 was $1,253,087, or $0.29 per share, compared to $1,563,829, or $0.40 per share, for the same period in 1994, a decrease of 19.87% and 27.50% in net income and earnings per share, respectively. 1995 earnings per share figures were impacted by Bancorp's issuance of 414,000 common shares issued in a secondary offering in July 1994, increasing the average outstanding shares by approximately 10 percent. The decline in net income was primarily the result of new branch expansion costs, merger related expenditures, development costs related to a new data processing facility and other re-organizational costs related to the merger, as well as a decline in non-interest income.

         Net Interest Income. Net interest income is the difference between interest income (principally from loan and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar level of interest-earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. Bancorp's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. As interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in the market rates of interest could adversely affect net interest income.

         Net interest income on a tax equivalent basis for the three months ended March 31, 1995 increased $257,311, or 4.21%, to $6,375,729 from
$6,118,418 for the same period in 1994. Average interest-earning assets increased by $20.9 million, or 5.38%, to $409.0 million, for the three months ended March 31, 1995 compared to the same three months of 1994, and average interest-bearing liabilities increased $13.0 million over the same period. The average net interest spread decreased from 5.89% to 5.59%, which was caused by rising interest rates over the period.

         Bancorp's net interest margin for the three months ended March 31, 1995 was 6.32%, a decline of 7 basis points from 6.39% for the comparable period of 1994. The major factor in the decline was the increase in the average rate paid on interest-bearing liabilities, which increased by 108 basis points to 3.94% in the first quarter of 1995 from 2.86% for the same period in 1994.

         Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:



                                                   Three Months Ended
                                                       March 31,
                                           ------------------------------           Increase
                                                1995             1994              (Decrease)        Change
                                           ------------      ------------         -----------        ------
 Interest and fee income(1)                $  9,612,445      $  8,371,715         $ 1,240,730         14.82%

 Interest expense                             3,236,716         2,253,297             983,419         43.64%
                                           ------------      ------------         -----------         -----
 Net interest income                       $  6,375,729      $  6,118,418         $   257,311          4.21%
                                           ============      ============         ===========         =====
 Average interest-earning assets           $408,997,274      $388,117,514         $20,879,760          5.38%

 Average interest-bearing liabilities      $332,645,115      $319,631,686         $13,013,429          4.07%

 Average yields earned(2)                          9.53%             8.75%                .78

 Average rates paid(2)                             3.94%             2.86%               1.08

 Net interest spread(2)                            5.59%             5.89%               (.30)

 Net interest margin(2)                            6.32%             6.39%               (.07)

(1) Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis.

(2) These ratios for the three months ended March 31, 1995 and 1994 have been annualized.

         Provision for Loan Losses. Management's policy is to maintain an adequate allowance for loan losses based on historical trends, current and future economic forecasts and statistical analysis of the loan portfolio, as well as detailed reviews of current loan performance. Bancorp recorded provisions for loan losses for the first quarter of 1995 and 1994 of $121,460 and $169,500, respectively. Net charge-offs for the first quarter of 1995 were $21,000, compared to $12,000 for the same period in 1994. At March 31, 1995, the percentage of non-performing assets was 0.22% of total assets.

         Management attributes the relatively low levels of loans charged off during both of the 1995 and 1994 periods, net of recoveries, to the conservative loan approval processes and monitoring systems implemented in recent years. Management continues its efforts to collect amounts previously charged off and to originate new loans of high quality. Management believes that the allowance for possible loan losses at March 31, 1995 is adequate. Further additions to the allowance for loan losses could become necessary, depending upon the performance of Bancorp's loan portfolio or changes in economic conditions, as well as growth within the loan portfolio.

         Non-Interest Income. Non-interest income for the first quarter of 1995 was $1,598,401, down $152,216, or 8.69%, compared to the same period in 1994. Gains on sales of loans decreased $228,782, or 61.34%, as a result of decreased refinance activity in Bancorp's residential real estate program as
well as a decrease in SBA loan sales.   Service charges on deposit accounts
decreased by $26,979 or 4.56% due to new products structured to increase deposit balances, which charge lower servicing fees. Other service charges, commissions and fees increased $55,715, or 17.83%, due to an increased customer base and transaction volumes in the merchant bankcard, business manager, and annuity and mutual fund programs, as well as other similar transaction based programs. Trust and loan servicing income reported increases in the first quarter.

         Non-Interest Expense. Non-interest expense for the first quarter ended March 31, 1995 was $5,752,409, an increase of $525,613, or 10.06%, over the same period in 1994. Salaries and personnel expense accounted for $336,129 of the increase or 11.59% over the 1994 period, this resulted from staff increases mainly related to the expansion of the Banks' branch system and the additions of new products and services during 1995 over that of 1994. Equipment, occupancy, printing and office supplies and communication expenses were also up due to branch expansions. In general, opening new branches results in higher costs for Bancorp which are not offset until a certain level of growth in deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations, until earnings grow to cover overhead. Professional fees increased during the quarter due to costs associated to the mergers and re-organizational expenditures. FDIC insurance and ATM and Bankcard expenses are up due to increases in deposit and customer accounts. Marketing expense are lower in the first quarter due to an increased emphasis on controlling certain overhead costs and performing many of these tasks in-house.

INCOME TAXES

         During the first quarter of 1995, due to a decrease in pre-tax income, the provision for income taxes declined from that of 1994.


LIQUIDITY AND SOURCES OF FUNDS

         Bancorp's primary sources of funds are customer deposits, maturities of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle, and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

         Deposits are Bancorp's primary source of new funds. Total deposits were $392.2 million at March 31, 1995, up from $379.6 million at December 31, 1994. Bancorp does not generally accept brokered deposits. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of a quality product. Increases over the period are due to the opening of new branch facilities, marketing efforts, and new business development programs initiated by Bancorp.

         Management anticipates that Bancorp will continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, and FHLB borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will be Federal Funds purchased and borrowings from the FHLB.

CAPITAL RESOURCES

         The FRB and FDIC have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%.

         Shareholders' equity increased to $45.7 million at March 31, 1995 from $44.3 million at December 31, 1994 an increase of $1.4 million, or 3.2%, over that period of time. Bancorp received net proceeds of $5.1 million in a public offering of 414,000 shares by Bancorp in July 1994. The offering was underwritten by Pacific Crest Securities, Inc. The net proceeds will be available to Bancorp and the Banks to support branch expansion either through the opening of new branches or the acquisition of existing facilities. In addition to pursuing growth in the banking industry, Bancorp has and may continue to use a portion of the proceeds to pursue opportunities to acquire or establish financial service related companies in the Oregon market and especially the Portland metropolitan area, that would allow for continued diversification of assets mix and revenue streams. At March 31, 1995, Bancorp's shareholders' equity, as a percentage of total assets, was 10.06%, compared to 9.80% at December 31, 1994. The increase was primarily a result of equity growing faster, (through net income growth), than the asset base.
Equity grew at 3.2% over the period from December 31, 1994 to March 31, 1995, while assets grew by .04% over the same period.

As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.



                                                            March 31, 1995
                                                      --------------------------
                                                                Actual
                                                      --------------------------
 (Dollars in thousands)                                Amount              Ratio
 ----------------------                               --------             -----
 Tier 1 capital                                       $ 46,044             13.64%
 Tier 1 capital minimum requirement                     13,501              4.00
                                                      --------             -----
   Excess Tier 1 capital                              $ 32,543              9.64%
                                                      ========             =====

 Total capital                                        $ 50,268             14.89%
 Total capital minimum requirement                      27,001              8.00
                                                      --------             -----
   Excess total capital                               $ 23,267              6.89%
                                                      ========             =====

 Risk-adjusted assets                                 $337,517
                                                      ========

 Leverage ratio                                                            10.26%
 Minimum leverage requirement                                               3.00
                                                                           -----
   Excess leverage ratio                                                    7.26%
                                                                           =====

 Adjusted total assets                                $449,304
                                                      ========

LOAN PORTFOLIO

         Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 64.39% of total assets as of March 31, 1995. Although the Banks strive to serve the credit needs of the service areas, the primary focus is on real estate related and commercial credits. Banks make substantially all of their loans to customers located within the Banks' service areas. The Banks have no loans defined as highly leveraged transactions by the FRB. The following table presents the composition of the Banks' loan portfolios, at the dates indicated:

                                                                March 31, 1995           December 31, 1994
                                                          -----------------------      ---------------------
 (Dollars in thousands)                                    Amount        Percent        Amount       Percent
 ----------------------                                   --------       --------      --------      -------
 Commercial  . . . . . . . . . . . . . . . . . . . .      $ 88,460        29.80%       $ 86,459        30.56%

 Real estate construction  . . . . . . . . . . . . .        22,877         7.71          23,773         8.40

 Real estate mortgage  . . . . . . . . . . . . . . .        38,571        12.99          36,958        13.06

 Real estate commercial  . . . . . . . . . . . . . .       105,405        35.51          95,662        33.80

 Installment and other consumer  . . . . . . . . . .        41,537        13.99          40,134        14.18
                                                          --------       ------        --------       ------

                                                           296,850       100.00%        282,986       100.00%

 Less allowance for loan losses  . . . . . . . . . .        (4,619)        1.56%         (4,519)        1.60%
                                                          --------                     --------

 Loans, net  . . . . . . . . . . . . . . . . . . . .      $292,231                     $278,467
                                                          ========                     ========

LENDING AND CREDIT MANAGEMENT

         Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. Owing to the nature of the Banks' customer base and the growth experienced in the market areas served, real estate is frequently a material component of collateral for the Banks' loans. The expected source of repayment of these loans is generally the operations of the borrower's business or personal income, but real estate provides an additional measure of security. Risks associated with real estate loans include fluctuating land values, local economic conditions, changes in tax policies, and a concentration of loans within any one area.

         The Banks mitigate risk on construction loans by generally lending funds to customers who have been pre-qualified for long-term financing and are using experienced contractors approved by the Banks. The commercial real estate risk is further mitigated by making the majority of commercial real estate loans to owner-occupied users of the property.

         Generally, no interest is accrued on loans when factors indicate collection of interest is doubtful or when the principal or interest payment becomes ninety days past due. Loans greater than ninety days past due and are on accruing status are both adequately collateralized and in the process of collection.

         The Banks manage the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to non-performing assets.


 (Dollars in thousands)                                      March 31, 1995            December 31, 1994
 ----------------------                                      --------------            -----------------
 Loans on non-accrual status . . . . . . . . . . . . . . .       $  866                        $476
 Loans past due greater than 90 days but not on
   non-accrual status  . . . . . . . . . . . . . . . . . .          106                          23

 Other real estate owned . . . . . . . . . . . . . . . . .           31                          31
                                                                 ------                        ----

 Total non-performing assets . . . . . . . . . . . . . . .       $1,003                        $530
                                                                 ======                        ====

 Percentage of non-performing assets to total assets . . .         .22%                        .12%
                                                                   ====                        ====

LOAN LOSS ALLOWANCE AND PROVISION

         The provision for loan losses charged to operating expense is based on the Banks' loan loss experience and such other factors that, in management's judgment, deserve recognition in estimating loan losses. Management monitors the loan portfolio to ensure that the allowance for loan losses is adequate to cover outstanding loans. In determining the allowance for loan losses, management considers the level of non-performing loans, loan mix, recent loan growth, historical loss experience for each loan category, potential economic influences, and other relevant factors related to the loan portfolio. The following table summarizes the Banks' allowance for loan losses and charge-off and recovery activity:


                                                                          Three months ended        Year ended
 (Dollars in thousands)                                                      March 31, 1995      December 31, 1994
 ----------------------                                                   ------------------     -----------------
 Loans outstanding at end of period                                            $296,850               $282,986

 Average loans outstanding during the period                                   $288,705               $270,817

 Allowance for loan losses, beginning of period                                $  4,519               $  3,983

 Recoveries                                                                          13                    318

 Loans charged off                                                                  (34)                  (330)
                                                                               --------               --------

 Net loans charged off                                                              (21)                   (12)

 Provision for loan losses                                                          121                    548
                                                                               --------               --------

 Allowance for loan losses, end of period                                      $  4,619               $  4,519
                                                                               ========               ========
 Ratio of net loans charged off to average loans outstanding(1)                    .03%                   .00%

 Ratio of allowance for loan losses to loans at end of period                     1.56%                  1.60%
- ---------------

(1) The ratios for the three months ended March 31, 1995 have been annualized.

 INVESTMENT PORTFOLIO

         The following table shows the book value of the Banks' portfolio of investments as of March 31, 1995 and December 31, 1994:

                                                                               March 31,             December 31,
 (Dollars in thousands)                                                           1995                   1994
 ----------------------                                                        ---------             ------------
 Investments available for sale
 ------------------------------
 U.S. Treasury securities                                                       $19,966                 $20,350
 U.S. Government agency securities                                               18,204                  21,408
 Corporate securities                                                               990                   1,480
 Mortgage-backed securities                                                       9,047                   8,937
 Obligations of state and political subdivisions                                  6,753                   7,215
 Other securities                                                                 1,650                   1,623
                                                                                -------                 -------
   Total                                                                        $56,610                 $61,013
                                                                                =======                 =======
 Investments held to maturity
 ----------------------------
 U.S. Treasury securities                                                       $ 3,165                 $ 4,681
 U.S. Government agency securities                                                5,882                   5,875
 Corporate securities                                                             4,743                   5,304
 Mortgage-backed securities                                                           -                     301
 Obligations of state and political subdivisions                                 38,303                  38,316
 Other securities                                                                   344                   2,375
                                                                                -------                 -------
   Total                                                                        $52,437                 $56,852
                                                                                =======                 =======

                          PART II.  OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

         (a)     Exhibits

                 None

         (b) A current report on Form 8-K was filed March 13, 1995 pursuant to Section 13 of the Securities Exchange Act of 1934, as amended, to report the merger of West Coast Bancorp and Commercial Bancorp, which was completed on February 28, 1995. Note that West Coast Bancorp, Newport, Oregon merged with and into Commercial Bancorp, Salem, Oregon with the surviving corporation operating under the name West Coast Bancorp.

                 An amendment to the report, filed pursuant to Item II of Form 8-K, was filed on May 12, 1995 and included detailed historical financial statements for West Coast Bancorp and pro forma financial statements for West Coast Bancorp and Commercial Bancorp combined.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WEST COAST BANCORP
                                          (Registrant)



Dated:  May 12, 1995                   /s/ Rodney B. Tibbatts
                                       --------------------------
                                       Rodney B. Tibbatts
                                       Co-President and Chief Executive Officer




Dated:  May 12, 1995                   /s/ Donald A. Kalkofen
                                       --------------------------
                                       Donald A. Kalkofen
                                       Treasurer and Chief Financial Officer