Form 10-K/A
period 1994-12-31
WEST COAST BANCORP /NEW/OR/
filed 1995-05-17
CIK 717059

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                                 FORM 10-K/A
                             Amendment No. 1 to
            [X]  Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1994    Commission file number 0-10997

                             WEST COAST BANCORP
           (Exact name of registrant as specified in its charter)

                     Oregon                        93-0810577
         (State or other jurisdiction of         (I.R.S. Employer
         incorporation or organization)          Identification No.)

         301 Church Street N.E.
         Salem, Oregon                                    97301
         (Address of principal executive offices)       (Zip Code)

     Registrant's telephone number, including area code:  (503) 399-2900

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

                                    No. of Shares
                                   --------------
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

          Name                                 Term Ending
          ----                                 -----------
          Lloyd D. Ankeny                         1997
          Iral D. Barrett                         1997
          Victor L. Bartruff                      1996
          Phillip G. Bateman                      1997
          Chester C. Clark                        1996
          Lester D. Green                         1995
          Stanley M. Green                        1997
          William B. Loch                         1996
          Jack E. Long                            1995
          C. Douglas McGregor                     1997
          Robert D. Morrison                      1996
          J. F. Ouderkirk                         1995
          Gary D. Putnam                          1995
          Rodney B. Tibbatts                      1996


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The directors and executive officers of the registrant at March 1, 1995, are set forth below. The executive officers include certain persons who are not titled officers of the registrant, but serve as officers of its bank subsidiaries.

Name                         Age     Position(s) Held
- ----                         ---     ----------------
Lloyd D. Ankeny              57      Director of Bancorp*

Iral D. Barrett              60      Director of Bancorp

Victor L. Bartruff           47      Co-President and Co-Chief Executive
                                     Officer and Director of Bancorp*;
                                     President and Chief Executive Officer
                                     of The Bank of Newport

Phillip G. Bateman           54      Director of Bancorp*

Chester C. Clark             73      Director of Bancorp*

Lester D. Green              69      Chairman of the Board of Bancorp

Stanley M. Green             72      Director of Bancorp*

Cora A. Hallauer             55      Secretary of Bancorp; Senior Vice
                                     President and Secretary of The
                                     Commercial Bank

Donald A. Kalkofen           31      Chief Financial Officer of Bancorp* and
                                     Senior Vice President and Chief
                                     Financial Officer of The Bank of
                                     Newport

William B. Loch              61      Director of Bancorp

Jack E. Long                 56      Director of Bancorp and Chairman of the
                                     Board of The Commercial Bank

C. Douglas McGregor          56      Director of Bancorp

Edgar B. Martin              55      President and Chief Executive Officer
                                     of The Commercial Bank

Robert D. Morrison           63      Director of Bancorp

J. F. Ouderkirk              44      Director of Bancorp* and Chairman of
                                     the Board of The Bank of Newport

Gary D. Putnam               50      Vice Chairman of the Board of Bancorp*

Rodney B. Tibbatts           55      Co-President and Co-Chief Executive
                                     Officer and Director of Bancorp*
                                     and Chairman of the Board of
                                     Valley Commercial Bank

- ---------------
*Since February 28, 1995, pursuant to the Merger Agreement.


     Bancorp's Board of Directors is divided into three classes with staggered terms of three years; directors serve until their successors have been elected and qualified. The terms of Bancorp's present directors expire as follows: the terms of Messrs. Lester D. Green, Long, Ouderkirk, and Putnam expire in 1995; the terms of Messrs. Bartruff, Clark, Loch, Morrison, and Tibbatts expire in 1996; and the terms of Messrs. Ankeny, Barrett, Bateman, Stanley M. Green, and McGregor expire in 1997. The officers of Bancorp and its bank subsidiaries are elected by their respective board of directors to serve until the next annual board meeting or until their successors are elected and qualified, subject to prior death, resignation, or removal. There are no family relationships among the directors and executive officers.

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


                                  SIGNATURE

          Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to its report on Form 10-K for the year ended December 31, 1994, to be signed on its behalf by the undersigned thereunto duly authorized.

Dated:  May 11, 1995          WEST COAST BANCORP
                              (Registrant)


                              By   Donald R. Judson
                                   Controller