Form 10-Q
period 1995-06-30
WEST COAST BANCORP /NEW/OR/
filed 1995-08-14
CIK 717059

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549

                                   Form 10-Q


                [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1995

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

                             Yes   X      No _____

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, no par value, outstanding on July 31, 1995: 4,368,233

                               TABLE OF CONTENTS



PART I.  Financial Statements                                            Page
         Consolidated Balance Sheets -
         June 30, 1995 and December 31, 1994  . . . . . . . . . . . . . .   3

         Consolidated Statements of Income -
         Three months and six months ended June 30, 1995 and 1994 . . . .   4

         Consolidated Statements of Cash Flows -
         Six months ended June 30, 1995 and 1994  . . . . . . . . . . . .   5

         Consolidated Statements of Changes in Stockholders' Equity . . .   6

         Notes to Consolidated Financial Statements . . . . . . . . . . .

         Management's Discussion and Analysis of Financial
         Condition and Results of Operations  . . . . . . . . . . . . . .   8


PART II.Other Information

         Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . .  16


Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17



                      WEST COAST BANCORP AND SUBSIDIARIES
                        CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,         December 31,
                                                                                       1995               1994
                                                                                     --------         ------------
                                                                                             (Unaudited)
 ASSETS
 Cash and cash equivalents:
   Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . .       $ 30,559,040       $ 25,047,417
   Interest-bearing deposits in other banks  . . . . . . . . . . . . . . . .          2,569,198          3,118,272
   Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .         12,861,974          5,474,071
                                                                                   ------------       ------------
     Total cash and cash equivalents . . . . . . . . . . . . . . . . . . . .         45,990,212         33,639,760
 Investment securities:
   Investments available for sale  . . . . . . . . . . . . . . . . . . . . .         53,925,148         61,012,883
   Investments held to maturity  . . . . . . . . . . . . . . . . . . . . . .         51,040,757         56,851,658
                                                                                   ------------       -------------
     Total investment securities   . . . . . . . . . . . . . . . . . . . . .        104,965,905        117,864,541
 Loans held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . .          2,741,819                  -

 Loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        315,869,453        282,986,234
 Allowance for loan loss   . . . . . . . . . . . . . . . . . . . . . . . . .         (4,696,349)        (4,519,267)
                                                                                   ------------       ------------
   Loans, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        311,173,104        278,466,967
 Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .         15,548,140         13,687,173
 Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            326,340            369,390
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,962,006          7,799,873
                                                                                   ------------       ------------
     Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $490,707,526       $451,827,704
                                                                                   ============       ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
 Deposits:
   Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 78,595,484       $ 72,334,774
   Savings and interest-bearing demand . . . . . . . . . . . . . . . . . . .        207,595,974        213,181,825
   Certificates of deposits  . . . . . . . . . . . . . . . . . . . . . . . .        138,450,083         94,103,406
                                                                                   ------------       ------------
     Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        424,641,541        379,620,005
 Short-term borrowings:
   Federal funds purchased . . . . . . . . . . . . . . . . . . . . . . . . .                  -          6,860,000
   Other short-term borrowings . . . . . . . . . . . . . . . . . . . . . . .          4,000,000          7,955,000
                                                                                   ------------       ------------
     Total short-term borrowings . . . . . . . . . . . . . . . . . . . . . .          4,000,000         14,815,000
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,670,026          4,559,377
 Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,759,985          8,545,699
                                                                                   ------------       ------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .        443,071,552        407,540,081
                                                                                   ------------       ------------
 Commitments and contingent liabilities

 STOCKHOLDERS' EQUITY
 Preferred stock, no par value; none issued:
   10,000,000 shares authorized
 Common Stock:  No par value, 15,000,000 shares
   authorized; shares issued and outstanding
   4,368,233, and 4,359,583 respectively   . . . . . . . . . . . . . . . . .          5,460,291          5,449,479
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .         25,524,049         25,432,849
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,800,061         14,596,666
 Net unrealized (loss) on investments available for sale   . . . . . . . . .           (148,427)        (1,191,371)
                                                                                   ------------       ------------
   Stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . .         47,635,974         44,287,623
                                                                                   ------------       ------------
     Total liabilities and stockholders' equity  . . . . . . . . . . . . . .       $490,707,526       $451,827,704
                                                                                   ============       ============

The accompanying notes are an integral part of these consolidated statements.

                      WEST COAST BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME


                                                          Three months ended June 30,            Six months ended June 30,
                                                             1995             1994                 1995              1994
                                                             ----             ----                 ----              ----
                                                                    (Unaudited)                           (Unaudited)
 INTEREST INCOME
 Interest and fees on loans  . . . . . . . . . . . .      $8,168,489       $6,711,144           $15,590,304       $13,013,260
 Interest on taxable investment securities . . . . .         956,546          875,865             1,995,742         1,947,316
 Interest on non-taxable investment securities . . .         677,690          640,362             1,360,175         1,280,198
 Interest from other banks . . . . . . . . . . . . .          25,532           67,377                68,447            67,671
 Interest on federal funds sold  . . . . . . . . . .         122,780          106,692               197,231           135,098
                                                          ----------       ----------           -----------       -----------
   Total interest income . . . . . . . . . . . . . .       9,951,037        8,401,440            19,211,899        16,443,543

 INTEREST EXPENSE
 Savings and interest-bearing demand . . . . . . . .       1,656,592        1,339,231             3,192,262         2,563,277
 Certificates of deposit . . . . . . . . . . . . . .       1,757,867          873,472             3,179,781         1,726,355
 Short-term borrowings . . . . . . . . . . . . . . .          98,500           26,452               274,762            95,309
 Long-term borrowings  . . . . . . . . . . . . . . .         103,837          114,889               206,707           222,400
                                                          ----------       ----------           -----------       -----------
   Total interest expense  . . . . . . . . . . . . .       3,616,796        2,354,044             6,853,512         4,607,341
                                                          ----------       ----------           -----------       -----------
 NET INTEREST INCOME . . . . . . . . . . . . . . . .       6,334,241        6,047,396            12,358,387        11,836,202
 PROVISION FOR LOAN LOSSES   . . . . . . . . . . . .         150,000          138,000               271,460           307,500
                                                          ----------       ----------           -----------       -----------
 NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES . . . . . . . . . . . .       6,184,241        5,909,396            12,086,927        11,528,702

 NON-INTEREST INCOME
 Service charges on deposit accounts . . . . . . . .         615,375          567,854             1,180,331         1,159,789
 Other service charges, fees and commissions . . . .         410,742          294,893               778,904           607,340
 Trust revenue . . . . . . . . . . . . . . . . . . .         364,578          306,412               673,511           603,643
 Gains on sales of loans . . . . . . . . . . . . . .         192,208          233,937               336,382           606,893
 Loan servicing fees . . . . . . . . . . . . . . . .         127,786          118,029               243,607           220,178
 Other . . . . . . . . . . . . . . . . . . . . . . .         169,730          198,017               269,826           334,881
 Net gains (losses) on sales of securities . . . . .           9,306          (52,372)                5,565          (115,337)
                                                          ----------       ----------           -----------       -----------
   Total non-interest income . . . . . . . . . . . .       1,889,725        1,666,770             3,488,126         3,417,387

 NON-INTEREST EXPENSE
 Salaries and employee benefits  . . . . . . . . . .       3,060,092        2,956,477             6,296,857         5,857,113
 Equipment . . . . . . . . . . . . . . . . . . . . .         452,616          396,820               908,032           820,498
 Occupancy . . . . . . . . . . . . . . . . . . . . .         430,554          322,052               857,919           693,671
 Professional fees . . . . . . . . . . . . . . . . .         227,986          244,238               536,376           537,022
 FDIC insurance  . . . . . . . . . . . . . . . . . .         212,177          203,342               429,683           404,467
 Marketing . . . . . . . . . . . . . . . . . . . . .         173,475          160,273               321,944           337,476
 ATM and Bankcard  . . . . . . . . . . . . . . . . .         191,722          143,263               346,026           271,862
 Printing and office supplies  . . . . . . . . . . .         165,490          127,916               322,069           239,452
 Communications  . . . . . . . . . . . . . . . . . .         134,231           91,660               244,993           188,495
 Other non-interest expense  . . . . . . . . . . . .         511,955          587,626             1,048,808         1,110,407
                                                          ----------       ----------           -----------       -----------
   Total non-interest expense  . . . . . . . . . . .       5,560,298        5,233,667            11,312,707        10,460,463

 INCOME BEFORE INCOME TAXES  . . . . . . . . . . . .       2,513,668        2,342,499             4,262,346         4,485,626
                                                          ----------       ----------           -----------       -----------
 PROVISION FOR INCOME TAXES  . . . . . . . . . . . .         804,030          682,470             1,299,621         1,261,768
                                                          ----------       ----------           -----------       -----------
 NET INCOME  . . . . . . . . . . . . . . . . . . . .      $1,709,638       $1,660,029           $ 2,962,725       $ 3,223,858
                                                          ==========       ==========           ===========       ===========

 EARNINGS PER COMMON SHARE . . . . . . . . . . . . .            $.39             $.42                  $.68              $.82


The accompanying notes are an integral part of these consolidated statements.

                      WEST COAST BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                Six months ended
                                                                                                    June 30,
                                                                                        --------------------------------
                                                                                            1995                1994
                                                                                        ------------        ------------
                                                                                                   (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $  2,962,725        $  3,223,858
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization of premises and equipment . . . . . . . . . . .             507,381             454,221
   Amortization of intangibles . . . . . . . . . . . . . . . . . . . . . . . . .              43,050              40,700
   Net (gain) loss on sales of investments
     Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (5,565)            115,337
     Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -                   -
   Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .             271,460             307,500
   (Increase) decrease in interest receivable  . . . . . . . . . . . . . . . . .            (269,374)            242,302
   (Increase) in other assets  . . . . . . . . . . . . . . . . . . . . . . . . .          (1,892,759)         (2,984,185)
   Increase (decrease) in interest payable . . . . . . . . . . . . . . . . . . .             501,192             (34,979)
   Decrease in other liabilities . . . . . . . . . . . . . . . . . . . . . . . .            (390,543)         (1,089,618)
                                                                                        ------------        ------------
    Net cash provided by operating activities  . . . . . . . . . . . . . . . . .           1,727,567             275,136

 CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds from maturities of investment securities
   Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,101,517          14,393,756
   Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           7,135,901           6,489,937
 Proceeds from sales of investment securities
   Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           2,378,009           5,068,568
   Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -           3,524,813
 Purchase of investment securities
   Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (4,343,282)         (4,140,924)
   Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,325,000)         (5,818,326)
 Loans made to customers (greater) than principal collected on loans . . . . . .         (35,719,416)        (17,039,856)
 Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,368,348)         (2,449,710)
                                                                                        ------------        ------------
   Net cash (used) provided in investing activities  . . . . . . . . . . . . . .         (24,140,619)             28,258

 CASH FLOWS FROM FINANCING ACTIVITIES

 Net increase in demand, savings and interest
   bearing transaction accounts  . . . . . . . . . . . . . . . . . . . . . . . .             674,859          16,025,574
 Net increase (decrease) in proceeds from sales of
   certificates of deposits greater than payments for maturing time deposits . .          44,346,677          (6,824,601)
 Proceeds from long-term borrowings  . . . . . . . . . . . . . . . . . . . . . .           2,000,000           1,000,000
 Payments on long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . .            (785,714)           (763,825)
 Net (decrease) in short-term borrowings . . . . . . . . . . . . . . . . . . . .         (10,815,000)        (11,245,000)
 Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . . .             102,454             130,239
 Dividends paid and cash paid for fractional shares  . . . . . . . . . . . . . .            (759,772)           (514,758)
                                                                                        ------------        ------------
   Net cash provided (used) by financing activities  . . . . . . . . . . . . . .          34,763,504          (2,192,371)
                                                                                        ------------        ------------

 NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . .          12,350,452          (1,888,977)
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . . . . . . . .          33,639,760          33,696,075
                                                                                        ------------        ------------
 CASH AND CASH EQUIVALENTS AT END OF YEAR  . . . . . . . . . . . . . . . . . . .        $ 45,990,212        $ 31,807,098
                                                                                        ============        ============


The accompanying notes are an integral part of these consolidated statements.

                      WEST COAST BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                               Common Stock            Additional                 Net Unrealized Gains
                                               ------------             Paid-In       Retained       on Investment
                                             Shares       Amount        Capital       Earnings     Available for Sale      Total
                                           ---------    ----------    --------------------------   ------------------      -----
 BALANCE, December 31, 1993                3,010,119    $3,762,648    $16,708,830    $15,406,992       $   432,469      $36,310,939
 Net income  . . . . . . . . . . . . .             -             -              -      5,707,682                 -        5,707,682
 Net unrealized (loss) on investments
    available for sale . . . . . . . .             -             -              -              -        (1,623,840)      (1,623,840)
 Cash dividends, $.29 per common
    share  . . . . . . . . . . . . . .             -             -              -     (1,149,105)                -       (1,149,105)
 Sale of Common Stock pursuant to
    Stock option plans . . . . . . . .         2,078         2,598         17,323              -                 -           19,921
 10 percent Stock dividend . . . . . .       296,860       371,075      4,996,418     (5,367,493)                -                -
 Stock split in the form of
    100 percent dividend . . . . . . .       638,894       798,618       (798,618)             -                 -                -
 Issuance of Common Stock
    in Public Offering . . . . . . . .       414,000       517,500      4,538,944              -                 -        5,056,444
 Purchase of Stock . . . . . . . . . .       (25,290)      (31,613)      (364,500)             -                 -         (396,113)
 Sale of Stock . . . . . . . . . . . .        22,922        28,653        334,452              -                 -          363,105
 Cash paid for fractional shares . . .             -             -                        (1,410)                -           (1,410)
                                           ---------     ---------      ---------     ----------         ---------       -----------
 BALANCE, December 31, 1994  . . . . .     4,359,583     5,449,479     25,432,849     14,596,666        (1,191,371)       44,287,623

 Net income  . . . . . . . . . . . . .             -             -              -      2,962,725                 -         2,962,725

 Net unrealized gain on investments
    Available for sale . . . . . . . .             -             -              -              -         1,042,944         1,042,944
 Cash dividends, $.18 per Common
    Share  . . . . . . . . . . . . . .             -             -              -       (755,682)                -         (755,682)
 Sale of Stock . . . . . . . . . . . .         9,003        11,254         91,200              -                 -          102,454
 Cash paid for fractional shares . . .          (353)         (442)             -         (3,648)                -           (4,090)
                                           ---------    ----------    -----------    -----------       -----------      -----------
 BALANCE, June 30, 1995  . . . . . . .     4,368,233     5,460,291    $25,524,049    $16,800,061       $  (148,427)     $47,635,974
                                           =========    ==========    ===========    ===========       ===========      ===========



The accompanyinng notes are an intergral part of these consolidated statements.

                   Notes to Consolidated Financial Statements

1.       PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of West Coast Bancorp (Bancorp) and its wholly-owned subsidiaries, The Commercial Bank, The Bank of Newport, and Valley Commercial Bank, after elimination of intercompany transactions and balances.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 1995 are not necessarily indicative of results to be anticipated for the year ending December 31, 1995. Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 interim presentation.

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

4.       NET INCOME PER COMMON SHARE

The Board of Directors declared cash dividends representing $.075 per share during the second quarter and $.10 per share during the first quarter of 1995. All per share amounts have been restated to retroactively reflect stock splits as well as all previous stock dividends.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1995 and 1994

         Net Income. Net income for the quarter ended June 30, 1995 was $1,709,638, or $0.39 per share, compared to $1,660,029, or $0.42 per share, for the same period in 1994; net income increased 3%, while earnings per share declined 7%. 1995 earnings per share figures were impacted by Bancorp's issuance of 414,000 common shares in a secondary offering in July 1994, increasing the average outstanding shares by approximately 10%. Increased net income was primarily the result of increased net interest margins enhanced by asset growth. Non-interest income rose mainly due to an increased customer base and higher transaction volumes. Expenses increased due to new branch expansion costs, development costs related to a new data processing facility and other reorganizational costs associated with the recent merger.

         Net Interest Income. Net interest income is the difference between interest income (principally from loan and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar level of interest-earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest-earning assets and the average cost of interest-bearing liabilities. Net interest margin refers to net interest income divided by average interest-earning assets and is influenced by the level and relative mix of interest-earning assets and interest-bearing liabilities. Bancorp's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Since Bancorp is liability sensitive, as interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, a significant increase in the market rates of interest could adversely affect net interest income. In contrast, a declining interest rate environment could favorably impact Bancorp's margin.

         Net interest income on a tax equivalent basis for the three months ended June 30, 1995 increased $306,074 or 4.80%, to $6,683,354 from $6,377,280
for the same period in 1994.   Average interest-earning assets increased by
$31.6 million, or 8.10%, to $422.1 million, for the three months ended June 30, 1995 compared to the same three months of 1994, and average interest-bearing liabilities increased $28.8 million over the same period. The average net interest spread decreased from 6.02% to 5.63%, which was mainly caused by rising interest rates over the period, and an increase in deposit growth principally attributed to certificates of deposits.

         Bancorp's net interest margin for the three months ended June 30, 1995 was 6.35%, a decline of 20 basis points from 6.55% for the comparable period of 1994. The major factor in the decline was the increase in the average rate paid on interest-bearing liabilities, which increased by 122 basis points to 4.16% in the first quarter of 1995 from 2.94% for the same period in 1994.

         Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

                                              Three Months Ended June 30,
                                              ---------------------------         Increase
                                                1995               1994           (Decrease)        Change
                                                ----               ----           ----------        ------
 Interest and fee income(1)  . . . . .      $ 10,300,150       $  8,731,324       $ 1,568,826       17.97%
 Interest expense  . . . . . . . . . .         3,616,796          2,354,044         1,262,752       53.64%
                                            ------------       ------------       -----------       ------
 Net interest income . . . . . . . . .      $  6,683,354       $  6,377,280       $   306,074        4.80%
                                            ============       ============       ===========       ======

 Average interest-earning assets . . .      $422,120,426       $390,503,626       $31,616,800        8.10%
 Average interest-bearing liabilities       $349,355,747       $320,605,268       $28,750,479        8.97%

 Average yields earned(2)  . . . . . .              9.79%              8.96%              .83
 Average rates paid(2) . . . . . . . .              4.16%              2.94%             1.22

 Net interest spread(2)  . . . . . . .              5.63%              6.02%             (.39)

 Net interest margin(2)  . . . . . . .              6.35%              6.55%             (.20)


_____________________

(1) Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis.
(2) These ratios for the three months ended June 30, 1995 and 1994 have been annualized.

         Provision for Loan Losses. Management's policy is to maintain an adequate allowance for loan losses based on historical trends, current and future economic forecasts and statistical analysis of the loan portfolio, as well as detailed reviews of current loan performance. Bancorp recorded provisions for loan losses for the second quarter of 1995 and 1994 of $150,000 and $138,000, respectively. Net charge-offs for the second quarter of 1995 were $72,000, compared to $18,000 for the same period in 1994. At June 30, 1995, the percentage of non- performing assets was 0.24% of total assets.

         Management attributes the relatively low levels of net loans charged off during both of the 1995 and 1994 periods, .10% and .03% of average loans respectively, to the conservative loan approval processes and monitoring systems in place. Management continues its efforts to collect amounts previously charged off and to originate new loans of high quality. Management believes that the allowance for possible loan losses at June 30, 1995 is adequate. Further additions to the allowance for loan losses could become necessary, depending upon the performance of Bancorp's loan portfolio or changes in economic conditions, as well as growth within the loan portfolio.

         Non-Interest Income. Non-interest income for the second quarter of 1995 was $1,889,725, up $222,995, or 13.38%, compared to the same period in 1994. Service charges on deposit accounts increased by $47,521 or 8.37% due to increased deposit relationships. Other service charges, commissions and fees increased $115,849, or 39.29%, due mainly to an increased customer base and transaction volumes in the merchant bankcard, business manager, and annuity and mutual fund programs, as well as other similar transaction based programs. Trust revenue increased $58,166 or 18.98% during the period based on a growing managed asset base and account activity. Gains on sales of loans decreased $41,729, or 17.84%, as a result of decreased refinance activity in the residential real estate programs. Loan servicing income reported increases in the quarter due to increased volumes of loans serviced for others.

         Non-Interest Expense. Non-interest expense for the second quarter ended June 30, 1995 was $5,560,298, an increase of $326,631, or 6.24%, over the same period in 1994. Salaries and personnel expense accounted for $103,615 of the increase or 3.50% over the 1994 period, this resulted from staff increases mainly related to the expansion of the Banks' branch system and the additions of new products and services during 1995 over that of 1994. Equipment, occupancy, marketing, printing and office supplies and communication expenses were also up due to branch expansions. In general, opening new branches results in higher costs for Bancorp which are not offset until a certain level of growth in deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations, until earnings grow to cover overhead. Professional fees declined during the quarter as Bancorp begins to recognize the benefits of economies of scale after the recent merger. FDIC insurance and ATM and Bankcard expenses are up due to increases in deposits and customer accounts. The FDIC has announced a final proposal that will lower premiums commercial banks pay in deposit insurance from a current average of 23.2 cents per $100 of insured deposits to an expected rate of 4 cents per $100. Furthermore, the rate includes a mechanism refunding to banks any excess premiums paid to the FDIC during the first half of 1995. The amount of such refund is expected to be determined during the third quarter of 1995.

Six Months Ended June 30, 1995 and 1994

         Net Income. For the six months ended June 30, 1995, Bancorp's net income was $2,962,725, a decrease of $261,133 from $3,223,858 for same period in 1994, an 8.10% decline. Earnings per share for the six month period ended in 1995 was $0.68 compared to $0.82 in 1994. The decline in earnings in 1995 was primarily due to an increase in non-interest expenses, related to branch expansion costs, merger related expenditures, development costs related to a new data processing facility and other reorganizational costs related to the merger. Net interest income on a tax equivalent basis totaled $13,059,083 for the six months ended June 30 1995, a 4.51% increase from the same period in 1994. Growth of non-interest income was impacted by decreased refinancing activity and sales of secondary real estate loans.

         Net Interest Income. During the periods ended June 30, 1995 and 1994, average interest earning assets were $416.2 million and $390.5 million, respectively. During the same periods, average interest bearing liabilities grew to $341.9 million from $321.1 million, respectively. Additionally, during the same periods, net interest margins declined to 6.33% from 6.45% respectively due mainly to rising interest rates and an increase of certificates of deposits as a funding source. Net interest income on a tax-equivalent basis increased $563,385, or 4.51%, to $13,059,083 in the first six months of 1995 from $12,495,698 in 1994. The increased net interest income was caused by the offsetting factors of increased asset growth and a declining net interest spread. Average interest earning assets increased 6.57% over the period while the average yield earned increased 82 basis points to 9.65% at June 30, 1995 from 8.83% in 1994. The rising interest rate environment in 1995 also led to a decline in the net interest spread of 33 basis points to 5.61% from 5.94% in 1994. Average interest bearing liabilities increased $20.7 million, or 6.46%, to $341.9 million for the period ended June 30, 1995, while the average rates paid increased 115 basis points to 4.04%.

         Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

                                              Six Months Ended June 30,
                                              -------------------------           Increase
                                                1995              1994           (Decrease)        Change
                                                ----              ----           ----------        ------
 Interest and fee income(1)  . . . . .      $ 19,912,595      $ 17,103,039       $ 2,809,556       16.43%

 Interest expense  . . . . . . . . . .         6,853,512         4,607,341         2,246,171       48.75%
                                            ------------      ------------       -----------       -----
 Net interest income . . . . . . . . .      $ 13,059,083      $ 12,495,698       $   563,385        4.51%
                                            ============      ============       ===========       =====

 Average interest earning assets . . .      $416,165,667      $390,516,668       $25,648,999        6.57%
 Average interest bearing liabilities       $341,890,238      $321,140,399       $20,749,839        6.46%

 Average yields earned(2)  . . . . . .              9.65%             8.83%              .82
 Average rates paid(2)   . . . . . . .              4.04%             2.89%             1.15
 Net interest spread(2)  . . . . . . .              5.61%             5.94%             (.33)

 Net interest margin(2)  . . . . . . .              6.33%             6.45%             (.12)
---------------

(1) Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis.
(2) These ratios for the six months ended June 30, 1995 and 1994 have been annualized.


         Provision for Loan Losses. Bancorp recorded a provision for loan losses of $271,460 in the first six months of 1995, compared to $307,500 in the same period in 1994. Bancorp incurred net charge-offs of $94,000 in 1995, compared to $30,000 during 1994. The allowance for loan losses as a percentage of loan totals at June 30, 1995 and 1994 were 1.49% and 1.53% of total loans, respectively.

         Non-Interest Income. Non-interest income for the six months ended June 30, 1995 was $3,488,126 an increase of $70,739, or 2.07%, from $3,417,387 for the same period in 1994. Service charges on deposit accounts and Trust revenues increased over the same period in 1994, due to increases in accounts and balances serviced. Other service charges, commissions and fees increased $171,564, or 28.25%, due to an increased customer base and transaction volumes. Gains on sales of loans declined $270,511 as a result of decreased refinance activity in Bancorp's residential real estate department, and decreased revenues in the SBA loan program. Overall increases in non-interest income were due to increased market presence in existing and expanding market services.

         Non-Interest Expense. Non-interest expense increased 8.15% during the first six months of 1995 over the same period in 1994. The increase in operating expense resulted from additional costs associated with entering new markets, including the opening of several new branch operations. The largest increase was in the area of salaries and benefits, which increased to $6,296,857 in 1995 from $5,857,113, up 7.51% for the same period in 1994. The number of full time equivalent employees increased during 1995 to 353 from

344 in 1994. In general, the opening of new branches results in higher costs for Bancorp which are not offset until a certain level of growth in deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations, until earnings grow to cover overhead. Other increases in non-interest expense generally were caused by higher operating activity levels associated with Bancorp's growth.

INCOME TAXES

         During the first six months of 1995, due to an increase in pre-tax income, the provision for income taxes increased from that of 1994.


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

         Deposits are Bancorp's primary source of new funds. Total deposits were $424.6 million at June 30, 1995, up from $379.6 million at December 31, 1994. Bancorp does not generally accept brokered deposits. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of a quality product. Increases over the period are due to the opening of new branch facilities, marketing efforts, and new business development programs initiated by Bancorp. Bancorp increased its certificate of deposit activity through certain promotional campaigns to local customers, it is anticipated that some of these funds may leave during the next two quarters of 1995.

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

CAPITAL RESOURCES

         The FRB and FDIC have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk- based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%.

         Shareholders' equity increased to $47.6 million at June 30, 1995 from $44.3 million at December 31, 1994 an increase of $3.3 million, or 7.4 %, over
that period of time.   During July 1994 Bancorp received net proceeds of $5.1
million in a public offering of 414,000 shares of common stock. The net proceeds have and will be available to Bancorp and the Banks to support branch expansion either through the opening of new branches or the acquisition of existing facilities. In addition to pursuing growth in the banking industry, Bancorp has and may continue to use a portion of the proceeds to pursue opportunities to acquire or establish financial service related companies in the Oregon and adjacent markets and especially the Portland metropolitan area, that would allow for continued diversification of assets mix and revenue streams. At June 30, 1995, Bancorp's shareholders' equity, as a percentage of total assets, was 9.71%, compared to 9.80% at December 31, 1994. The decrease was primarily a result of assets growing faster, (through new and existing branch growth), than the equity base. Equity grew at 7.4% over the period from December 31, 1994 to June 30, 1995, while assets grew by 8.61% over the same period.

As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.


                                                           June 30, 1995
                                                      ------------------------
                                                               Actual
                                                      ------------------------
 (Dollars in thousands)                                Amount            Ratio
 ----------------------                                ------            -----
 Tier 1 capital  . . . . . . . . . . . . .            $ 47,458           12.99%
 Tier 1 capital minimum requirement  . . .              14,611            4.00
                                                      --------           -----
   Excess over minimum Tier 1 capital  . .            $ 32,847            8.99%
                                                      ========           =====

 Total capital . . . . . . . . . . . . . .            $ 52,026           14.24%
 Total capital minimum requirement . . . .              29,221            8.00
                                                      --------           -----
   Excess over minimum total capital . . .            $ 22,805            6.24%
                                                      ========           ======

 Risk-adjusted assets  . . . . . . . . . .            $365,267
                                                      ========

 Leverage ratio  . . . . . . . . . . . . .                               10.09%
 Minimum leverage requirement  . . . . . .                                3.00
                                                                         -----
   Excess over minimum leverage ratio  . .                                7.09%
                                                                         =====

 Adjusted total assets . . . . . . . . . .            $470,885
                                                      ========

LOAN PORTFOLIO

         Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 63.41% of total assets as of June 30, 1995. Although the Banks strive to serve the credit needs of the service areas, the primary focus is on real estate related and commercial credits. The banks make substantially all of their loans to customers located within the Banks' service areas. The Banks have no loans defined as highly leveraged transactions by the FRB. The following table presents the composition of the Banks' loan portfolios, at the dates indicated:

                                                              June 30, 1995               December 31, 1994
                                                              -------------               -----------------
 (Dollars in thousands)                                    Amount       Percent         Amount        Percent
 ----------------------                                    ------       -------         ------        -------
 Commercial  . . . . . . . . . . . . . . . . . . . .      $ 96,828       30.65%        $ 86,459        30.56%

 Real estate construction  . . . . . . . . . . . . .        27,857        8.82           23,773          8.40

 Real estate mortgage  . . . . . . . . . . . . . . .        38,605       12.22           36,958         13.06
 Real estate commercial  . . . . . . . . . . . . . .       110,098       34.86           95,662         33.80

 Installment and other consumer  . . . . . . . . . .        42,481       13.45           40,134         14.18
                                                          --------      ------         --------        ------

 Totals  . . . . . . . . . . . . . . . . . . . . . .       315,869      100.00%         282,986        100.00%

 Less allowance for loan losses  . . . . . . . . . .        (4,696)       1.49%          (4,519)         1.60%
                                                          --------                     --------

 Loans, net  . . . . . . . . . . . . . . . . . . . .      $311,173                     $278,467
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

 (Dollars in thousands)                                                     June 30, 1995            December 31, 1994
 -------- -- ----------                                                     ---- --- ----            -------- --- ----
 Loans on non-accrual status . . . . . . . . . . . . . . . . . . .              $1,028                    $476

 Loans past due grater than 90 days but not on accrual status  . .                  98                      23

 Other real estate owned . . . . . . . . . . . . . . . . . . . . .                  31                      31
                                                                                ------                    ----

 Total non-performing assets . . . . . . . . . . . . . . . . . . .              $1,157                    $530
                                                                                ======                    ----

 Percentage of non-performing assets to total assets . . . . . . .                .24%                    .12%
                                                                                  ====                    ====

LOAN LOSS ALLOWANCE AND PROVISION

     The provision for loan losses charged to operating expense is based on the Banks' loan loss experience and such other factors that, in management's judgment, deserve recognition in estimating loan losses. Management monitors the loan portfolio to ensure that the allowance for loan losses is adequate to cover outstanding loans. In determining the allowance for loan losses, management considers the level of non- performing loans, loan mix, recent loan growth, historical loss experience for each loan category, potential economic influences, and other relevant factors related to the loan portfolio. The following table summarizes the Banks' allowance for loan losses and charge-off and recovery activity:



                                                                                     Six months ended           Year ended
 (Dollars in thousands)                                                                June 30, 1995          December 31, 1994
 -------- -- ----------                                                               ---- --- ----          -------- --- ----
 Loans outstanding at end of period  . . . . . . . . . . . . . . . . . . . . . .          $315,869                $282,986

 Average loans outstanding during the period . . . . . . . . . . . . . . . . . .          $297,021                $270,817

 Allowance for loan losses, beginning of period  . . . . . . . . . . . . . . . .            $4,519                 $ 3,983

 Recoveries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                28                     318


 Loans charged off . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (122)                   (330)
                                                                                            ------                  ------

 Net loans charged off . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (94)                    (12)

 Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . . .               271                     548
                                                                                            ------                  ------

 Allowance for loan losses, end of period  . . . . . . . . . . . . . . . . . . .            $4,696                  $4,519
                                                                                            ======                  ======
 Ratio of net loans charged off to average loans outstanding(1). . . . . . . . .               .06%                    .00%

 Ratio of allowance for loan losses to loans at end of period  . . . . . . . . .              1.49%                   1.60%

(1)  The ratios for the six months ended June 30, 1995 have been annualized.

 INVESTMENT PORTFOLIO

     The following table shows the book value of the Banks' portfolio of investments as of June 30, 1995 and December 31, 1994:




                                                                      June 30,         Dec.31,
 (Dollars in thousands)                                                1995             1994
 -------- -- ----------                                                ----             ----
 Investments available for sale
 ----------- --------- --- ----
 U.S. Treasury securities  . . . . . . . . . . . . . . . . . . .      $17,685          $20,350
 U.S. Government agency securities . . . . . . . . . . . . . . .       18,466           21,408
 Corporate securities  . . . . . . . . . . . . . . . . . . . . .        1,001            1,480
 Mortgage-backed securities  . . . . . . . . . . . . . . . . . .        9,328            8,937
 Obligations of state and political subdivisions . . . . . . . .        5,797            7,215
 Other securities  . . . . . . . . . . . . . . . . . . . . . . .        1,648            1,623
                                                                      -------          -------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $53,925          $61,013
                                                                      =======          =======
 Investments held to maturity
 ----------- ---- -- --------
 U.S. Treasury securities  . . . . . . . . . . . . . . . . . . .      $ 3,157          $ 4,681
 U.S. Government agency securities . . . . . . . . . . . . . . .        5,888            5,875
 Corporate securities  . . . . . . . . . . . . . . . . . . . . .        2,937            5,804
 Mortgage-backed securities  . . . . . . . . . . . . . . . . . .            -              301
 Obligations of state and political subdivisions . . . . . . . .       38,783           38,316
 Other securities  . . . . . . . . . . . . . . . . . . . . . . .          276            1,875
                                                                      -------          -------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $51,041          $56,852
                                                                      =======          =======

                          PART II.  OTHER INFORMATION



Item 6.                 Exhibits and Reports on Form 8-K

     (a)         Exhibits

                 Exhibit 27 Article 9 Financial Data Schedules for Form 10-Q




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

                 An amendment to the report, filed pursuant to Item II of Form 8-K, was filed on May 12, 1995 and included detailed historical financial statements for West Coast Bancorp and proforma financial statements for West Coast Bancorp and Commercial Bancorp combined.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 WEST COAST BANCORP
                                                       (Registrant)



Dated: August 11, 1995                           /s/ Rodney B. Tibbatts
                                                 ---------------------------
                                                 Rodney B. Tibbatts
                                                 Co-President and Chief
                                                 Executive Officer



Dated: August 11, 1995                           /s/ Donald A. Kalkofen
                                                 ---------------------------
                                                 Donald A. Kalkofen
                                                 Treasurer and Chief Financial
                                                 Officer