Form 10-Q
period 1995-09-30
WEST COAST BANCORP /NEW/OR/
filed 1995-11-14
CIK 717059

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549
                    ---------------------------------------

                                   Form 10-Q


                          /X/ Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                                  For the Quarter Ended September 30, 1995

                          / / Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

              For the transition period from          to
                                             --------    --------

                         Commission file number 0-10997

                               WEST COAST BANCORP
              (Exact name of registrants specified in its charter)

          Oregon                                                  93-0810577

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

Common Stock, no par value, outstanding on October 31, 1995: 4,805,056

                               TABLE OF CONTENTS


PART I.    Financial Statements                                                       Page
                                                                                      ----
           Consolidated Balance Sheets -
           September 30, 1995 and December 31, 1994 . . . . . . . . . . . . .. . . . .   3

           Consolidated Statements of Income -
           Three months and nine months ended September 30, 1995 and 1994 . .. . . . .   4

           Consolidated Statements of Cash Flows -
           Nine months ended September 30, 1995 and 1994  . . . . . . . . . .. . . . .   5

           Consolidated Statements of Changes in Stockholders' Equity . . . .. . . . .   6

           Notes to Consolidated Financial Statements . . . . . . . . . . . .. . . . .   6

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations  . . . . . . . . . . . . . . .. . . . .   8


PART II.   Other Information

           Item 6 - Exhibits and Reports on Form 8-K  . . . . . . . . . . . .. . . . .  16


Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . .  17

                      WEST COAST BANCORP AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                                   September  30,     December 31,
                                                                                       1995               1994
                                                                                   --------------     ------------
                                                                                              (Unaudited)
 ASSETS
 Cash and cash equivalents:
   Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . .       $ 24,986,743       $ 25,047,417
   Interest-bearing deposits in other banks  . . . . . . . . . . . . . . . .          2,427,172          3,118,272
   Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .         18,828,346          5,474,071
                                                                                   ------------       ------------
     Total cash and cash equivalents . . . . . . . . . . . . . . . . . . . .         46,242,261         33,639,760
 Investment securities:
   Investments available for sale  . . . . . . . . . . . . . . . . . . . . .         64,759,714         61,012,883
   Investments held to maturity  . . . . . . . . . . . . . . . . . . . . . .         51,438,520         56,851,658
                                                                                   ------------      ------------
     Total investment securities   . . . . . . . . . . . . . . . . . . . . .        116,198,234        117,864,541
 Loans held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,939,758                  -

 Loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        325,057,570        282,986,234
 Allowance for loan loss   . . . . . . . . . . . . . . . . . . . . . . . . .         (4,696,860)        (4,519,267)
                                                                                   ------------       ------------
   Loans, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        320,360,710        278,466,967
 Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .         15,835,330         13,687,173
 Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            304,815            369,390
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          7,500,663          7,799,873
                                                                                   ------------       ------------
     Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $508,381,771       $451,827,704
                                                                                   ============       ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
 Deposits:
   Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 82,241,516       $ 72,334,774
   Savings and interest-bearing demand . . . . . . . . . . . . . . . . . . .        225,012,522        213,181,825
   Certificates of deposits  . . . . . . . . . . . . . . . . . . . . . . . .        136,626,875         94,103,406
                                                                                   ------------       ------------
     Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        443,880,913        379,620,005
 Short-term borrowings:
   Federal funds purchased . . . . . . . . . . . . . . . . . . . . . . . . .                  -          6,860,000
   Other short-term borrowings . . . . . . . . . . . . . . . . . . . . . . .          1,000,000          7,955,000
                                                                                   ------------       ------------
     Total short-term borrowings . . . . . . . . . . . . . . . . . . . . . .          1,000,000         14,815,000
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          4,697,218          4,559,377
 Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,302,048          8,545,699
                                                                                   ------------       ------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .        458,880,179        407,540,081
                                                                                   ------------       ------------
 Commitments and contingent liabilities

 STOCKHOLDERS' EQUITY
 Preferred stock, no par value; none issued:
   10,000,000 shares authorized
 Common Stock:  No par value, 15,000,000 shares
   authorized; shares issued and outstanding
   4,805,056 and 4,359,583 respectively    . . . . . . . . . . . . . . . . .          6,006,320          5,449,479
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .         32,622,428         25,432,849
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         10,865,438         14,596,666
 Net unrealized gain  (loss) on investments available for sale   . . . . . .              7,406         (1,191,371)
                                                                                   ------------       ------------
   Stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . .         49,501,592         44,287,623
                                                                                   ------------       ------------
     Total liabilities and stockholders' equity  . . . . . . . . . . . . . .       $508,381,771       $451,827,704
                                                                                   ============       ============

The accompanying notes are an integral part of these consolidated statements.

                      WEST COAST BANCORP AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF INCOME

                                                               Three months ended                     Nine months ended
                                                                  September 30,                         September 30,
                                                         ---------------------------             ---------------------------
                                                           1995              1994                  1995               1994
                                                         --------          --------              --------           --------
                                                                (Unaudited)                              (Unaudited)
 INTEREST INCOME
 Interest and fees on loans  . . . . . . . . . . .       $8,568,685       $6,971,243             $24,158,989       $19,984,503
 Interest on taxable investment securities . . . .        1,021,380        1,000,635               3,017,122         2,947,951
 Interest on non-taxable investment securities . .          633,854          652,316               1,994,029         1,932,514
 Interest from other banks . . . . . . . . . . . .           35,578           60,394                 104,025           128,065
 Interest on federal funds sold  . . . . . . . . .          190,956          120,788                 388,187           255,886
                                                         ----------       ----------             -----------       -----------
   Total interest income . . . . . . . . . . . . .       10,450,453        8,805,376              29,662,352        25,248,919

 INTEREST EXPENSE
 Savings and interest-bearing demand . . . . . . .        1,669,408        1,440,728               4,861,670         4,004,005
 Certificates of deposit . . . . . . . . . . . . .        1,897,114          855,623               5,076,895         2,581,978
 Short-term borrowings . . . . . . . . . . . . . .           22,637           22,015                 297,399           117,324
 Long-term borrowings  . . . . . . . . . . . . . .          130,913          114,908                 337,620           337,308
                                                         ----------       ----------             -----------       -----------
   Total interest expense  . . . . . . . . . . . .        3,720,072        2,433,274              10,573,584         7,040,615
                                                         ----------       ----------             -----------       -----------
 NET INTEREST INCOME . . . . . . . . . . . . . . .        6,730,381        6,372,102              19,088,768        18,208,304
 PROVISION FOR LOAN LOSSES   . . . . . . . . . . .          180,000          135,000                 451,460           442,500
                                                         ----------       ----------             -----------       -----------
 NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES . . . . . . . . . . .        6,550,381        6,237,102              18,637,308        17,765,804

 NON-INTEREST INCOME
 Service charges on deposit accounts . . . . . . .          603,779          497,892               1,784,110         1,665,190
 Other service charges, fees and commissions . . .          642,458          613,531               1,615,544         1,470,171
 Trust revenue . . . . . . . . . . . . . . . . . .          326,659          285,013               1,000,170           888,656
 Gains on sales of loans . . . . . . . . . . . . .          217,476          237,998                 553,858           844,891
 Loan servicing fees . . . . . . . . . . . . . . .          120,414          111,026                 364,021           331,204
 Other . . . . . . . . . . . . . . . . . . . . . .          144,818          142,626                 220,462           220,698
 Net gains (losses) on sales of securities . . . .            2,314          (47,926)                  7,879          (163,263)
                                                         ----------       ----------             ------------      ------------
   Total non-interest income . . . . . . . . . . .        2,057,918        1,840,160               5,546,044         5,257,547

 NON-INTEREST EXPENSE
 Salaries and employee benefits  . . . . . . . . .        3,346,557        3,144,493               9,643,414         9,001,606
 Equipment . . . . . . . . . . . . . . . . . . . .          427,582          376,379               1,335,614         1,196,877
 Occupancy . . . . . . . . . . . . . . . . . . . .          465,734          467,527               1,323,653         1,161,198
 Professional fees . . . . . . . . . . . . . . . .          324,246          407,015                 860,622           944,037
 ATM and Bankcard  . . . . . . . . . . . . . . . .          248,027          210,939                 594,053           482,801
 Marketing . . . . . . . . . . . . . . . . . . . .          145,887          119,680                 467,831           457,156
 Printing and office supplies  . . . . . . . . . .          139,510          139,678                 461,579           379,130
 FDIC insurance  . . . . . . . . . . . . . . . . .          (20,275)         207,985                 409,408           612,452
 Communications  . . . . . . . . . . . . . . . . .          158,741          110,227                 403,734           298,722
 Other non-interest expense  . . . . . . . . . . .          472,818          592,694               1,521,626         1,703,101
                                                         ----------       ----------             -----------       -----------
   Total non-interest expense  . . . . . . . . . .        5,708,827        5,776,617              17,021,534        16,237,080


 INCOME BEFORE INCOME TAXES  . . . . . . . . . . .        2,899,472        2,300,645               7,161,818         6,786,271
                                                         ----------       ----------             -----------       -----------
 PROVISION FOR INCOME TAXES  . . . . . . . . . . .          861,085          622,816               2,160,706         1,884,584
                                                         ----------       ----------             -----------       -----------
 NET INCOME  . . . . . . . . . . . . . . . . . . .       $2,038,387       $1,677,829              $5,001,112        $4,901,687
                                                         ==========       ==========             ===========       ===========

EARNINGS PER COMMON SHARE  . . . . . . . . . . . .             $.42             $.35                   $1.04             $1.09


The accompanying notes are an integral part of these consolidated statements.

                      WEST COAST BANCORP AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Nine months ended
                                                                                                   September 30,
                                                                                           ------------------------------
                                                                                             1995                 1994
                                                                                           ----------          ----------
                                                                                                      (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 5,001,112         $ 4,901,687
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization of premises and equipment . . . . . . . . . . .             763,231             720,420
   Amortization of intangibles . . . . . . . . . . . . . . . . . . . . . . . . .              64,575              64,575
   Net (gain) loss on sales of investments
     Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              (7,879)            163,263
     Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -                   -
   Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .             451,460             442,500
   (Increase) decrease in interest receivable  . . . . . . . . . . . . . . . . .            (251,824)            290,086
   Decrease (increase) in other assets . . . . . . . . . . . . . . . . . . . . .             551,034          (2,010,278)
   Increase (decrease) in interest payable . . . . . . . . . . . . . . . . . . .             647,454             (40,581)
   (Decrease) in other liabilities . . . . . . . . . . . . . . . . . . . . . . .            (509,613)           (789,638)
                                                                                         -----------         -----------
    Net cash provided by operating activities  . . . . . . . . . . . . . . . . .           6,709,550           3,742,034

 CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds from maturities of investment securities
   Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          16,763,340          23,067,171
   Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,588,134           7,586,134
 Proceeds from sales of investment securities
   Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           3,368,709           8,847,553
   Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -            3,903,035
 Purchase of investment securities
   Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (22,672,224)        (28,305,864)
   Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (3,174,996)         (8,744,713)
 Loans made to customers (greater) than principal collected on loans . . . . . .         (44,284,961)        (20,676,424)
 Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,911,388)         (3,707,366)
                                                                                         -----------         -----------
   Net cash (used) in investing activities . . . . . . . . . . . . . . . . . . .         (44,323,386)        (18,030,474)

 CASH FLOWS FROM FINANCING ACTIVITIES

 Net increase in demand, savings and interest
   bearing transaction accounts  . . . . . . . . . . . . . . . . . . . . . . . .          21,737,439          34,738,992
 Net increase (decrease) in proceeds from sales of
   certificates of deposits greater than payments for maturing time deposits . .          42,523,469         (10,452,505)
 Proceeds from long-term borrowings  . . . . . . . . . . . . . . . . . . . . . .           2,000,000           1,000,000
 Payments on long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . .          (1,243,651)         (1,156,682)
 Net (decrease) in short-term borrowings . . . . . . . . . . . . . . . . . . . .         (13,815,000)        (10,617,000)
 Proceeds from issuance of common stock  . . . . . . . . . . . . . . . . . . . .             102,454           5,126,630
 Dividends paid and cash paid for fractional shares  . . . . . . . . . . . . . .          (1,088,374)           (864,657)
                                                                                         -----------         -----------
   Net cash provided by financing activities . . . . . . . . . . . . . . . . . .          50,216,337          17,774,778
                                                                                         -----------         -----------

 NET INCREASE IN CASH AND
   CASH EQUIVALENTS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,602,501           3,486,338
 CASH AND CASH EQUIVALENTS AT BEGINNING
   OF YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          33,639,760          33,696,075
                                                                                         -----------         -----------
 CASH AND CASH EQUIVALENTS AT END
   OF YEAR . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $46,242,261         $37,182,413
                                                                                         ===========         ===========

The accompanying notes are an integral part of these consolidated statements.

                      WEST COAST BANCORP AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                   Additional                    Net Unrealized Gains
                                             Common Stock           Paid-In         Retained     (Losses) Investments
                                          Shares       Amount       Capital         Earnings     Available for Sale       Total
                                         ---------------------------------------------------------------------------------------

 BALANCE, December 31, 1993              3,010,119     $3,762,648    $16,708,830   $15,406,992       $   432,469     $36,310,939
 Net income  . . . . . . . . . . . . .          -              -              -      5,707,682                -        5,707,682
 Net unrealized (loss) on investments
    available for sale . . . . . . . .          -              -              -             -         (1,623,840)     (1,623,840)
 Cash dividends, $.26 per common
    share  . . . . . . . . . . . . . .          -              -              -     (1,149,105)               -       (1,149,105)
 Sale of Common Stock pursuant to
    Stock option plans . . . . . . . .       2,078          2,598         17,323            -                 -           19,921
 10 percent Stock dividend . . . . . .     296,860        371,075      4,996,418    (5,367,493)               -               -
 Stock split in the form of
    100 percent dividend . . . . . . .     638,894        798,618       (798,618)           -                 -               -
 Issuance of Common Stock
    in Public Offering . . . . . . . .     414,000        517,500      4,538,944            -                 -        5,056,444
 Purchase of Stock . . . . . . . . . .     (25,290)       (31,613)      (364,500)           -                 -         (396,113)
 Sale of Stock . . . . . . . . . . . .      22,922         28,653        334,452            -                 -          363,105
 Cash paid for fractional shares . . .          -              -              -         (1,410)               -           (1,410)
                                         ---------     ----------    -----------   -----------        ----------     -----------
 BALANCE, December 31, 1994  . . . . .   4,359,583      5,449,479     25,432,849    14,596,666        (1,191,371)     44,287,623

 Net income  . . . . . . . . . . . . .          -              -              -      5,001,112                -        5,001,112

 Net unrealized gain on investments
    Available for sale . . . . . . . .          -              -              -             -          1,198,777       1,198,777
 Cash dividends, $.23 per Common
    Share  . . . . . . . . . . . . . .          -              -              -     (1,084,458)               -       (1,084,458)
 10 percent Stock dividend . . . . . .     436,823        546,029      7,098,379    (7,644,408)               -               -
 Sale of Stock . . . . . . . . . . . .       9,003         11,254         91,200            -                 -          102,454
 Cash paid for fractional shares . . .        (353)          (442)             -        (3,474)               -           (3,916)
                                         ---------     ----------    -----------   -----------        ----------     -----------
 BALANCE, September 30, 1995 . . . . .   4,805,056     $6,006,320    $32,622,428   $10,865,438            $7,406     $49,501,592
                                         ==========    ==========    ===========   ===========        ==========     ===========


The accompanyinng notes are an integral part of these consolidated statements.

                   Notes to Consolidated Financial Statements

1.       PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of West Coast Bancorp (Bancorp) and its wholly-owned subsidiaries, The Commercial Bank, The Bank of Newport, and Valley Commercial Bank, after elimination of intercompany transactions and balances.

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of results to be anticipated for the year ending December 31, 1995. Certain amounts in the 1994 financial statements have been reclassified to conform with the 1995 interim presentation.

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

4.       NET INCOME PER COMMON SHARE

On September 28, 1995, the Board of Directors declared a quarterly cash dividend of $.07 per share and a 10 percent stock dividend payable October 31, 1995. In addition during 1995, cash dividends of $.07 and $.09 per share have been paid through September 30, 1995.

5.       SHAREHOLDERS EQUITY

During July 1994, settlement occurred on the sale of 396,000 shares of Common Stock through a public offering managed by Pacific Crest Securities, Inc. In addition the 59,400 share over-allotment option was exercised by Pacific Crest Securities Inc. in July 1994. The net proceeds after expenditures from the offering and over-allotment options were approximately $5.1 million.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 and 1994

         NET INCOME. Bancorp reported net income of $2,038,387, or $.42 per share, for the three months ended September 30, 1995. This represents a 21% increase in net income, and a 20% increase in earnings per share as compared to $1,677,829 or $.35 per share, for the three months ended September 30, 1994. Increased net income was primarily the result of increased net interest margins enhanced by interest earning asset growth. Non-interest income rose mainly due to an increased customer base and higher transaction volumes. Expenses increased mainly due to new branch expansion costs and development costs related to a new data processing facility, and were offset by lower FDIC deposit insurance premiums.

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

         Net interest income on a tax equivalent basis for the three months ended September 30, 1995 increased $348,768 or 5.20%, to $7,056,912 from
$6,708,144 for the same period in 1994.   Average interest-earning assets
increased by $43.9 million, or 10.95%, to $444.6 million, for the three months
ended September 30, 1995 compared to the same three months of 1994.   Average
interest-bearing liabilities increased $42.6 million or 13.26% over the same period. The average net interest spread decreased from 6.05% to 5.56%, which was mainly caused by rising interest rates over the period, and an increase in deposit growth principally attributed to certificates of deposits.

         Bancorp's net interest margin for the three months ended September 30, 1995 was 6.30%, a decline of 34 basis points from 6.64% for the comparable period of 1994. The major factor in the decline was the increase in the average rates paid on interest-bearing liabilities, which increased by 106 basis points to 4.06% in the third quarter of 1995 from 3.00% for the same period in 1994.

         ANALYSIS OF NET INTEREST INCOME. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

                                                   Three Months Ended
                                                      September 30,
                                                      -------------
                                                                                         Increase
                                                 1995                1994               (Decrease)          Change
                                             -----------         ------------           ----------          ------

 Interest and fee income(1)  . . . . . .    $ 10,776,984         $  9,141,418           $ 1,635,566         17.89%

 Interest expense  . . . . . . . . . . .       3,720,072            2,433,274             1,286,798         52.88%
                                            ------------         ------------           -----------         -----

 Net interest income . . . . . . . . . .    $  7,056,912         $  6,708,144           $   348,768          5.20%
                                            ============         ============           ===========         =====

 Average interest-earning assets . . . .    $444,568,402         $400,704,013           $43,864,389         10.95%

 Average interest-bearing liabilities. .    $363,842,625         $321,253,649           $42,588,976         13.26%

 Average yields earned(2)  . . . . . . .            9.62%                9.05%                  .57

 Average rates paid(2) . . . . . . . . .            4.06%                3.00%                 1.06

 Net interest spread(2)  . . . . . . . .            5.56%                6.05%                 (.49)

 Net interest margin(2)  . . . . . . . .            6.30%                6.64%                 (.34)
----------------

(1) Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis.
(2) These ratios for the three months ended September 30, 1995 and 1994 have been annualized.

         PROVISION FOR LOAN LOSSES. Management's policy is to maintain an adequate allowance for loan losses based on historical trends, current and future economic forecasts and statistical analysis of the loan portfolio, as well as detailed reviews of current loan performance. Bancorp recorded provisions for loan losses for the third quarter of 1995 and 1994 of $180,000 and $135,000, respectively. Net charge-offs for the third quarter of 1995 were $180,000, compared to net recoveries of 61,000 for the same period in 1994. At September 30, 1995, the percentage of non-performing assets was 0.23% of total assets.

         Management attributes the relatively low levels of net loans charged off during both of the 1995 and 1994 periods, .22% and (.09)% of average loans respectively, to the conservative loan approval processes and monitoring systems in place. Management continues its efforts to collect amounts previously charged off and to originate new loans of high quality. Management believes that the allowance for possible loan losses at September 30, 1995 is adequate. Further additions to the allowance for loan losses could become necessary, depending upon the performance of Bancorp's loan portfolio or changes in economic conditions, as well as growth within the loan portfolio.

         NON-INTEREST INCOME. Non-interest income for the third quarter of 1995 was $2,057,918, up $217,758, or 11.83%, compared to the same period in 1994. Service charges on deposit accounts increased by $105,887 or 21.27% due to increased deposit relationships. Other service charges, commissions and fees increased $28,927, or 4.71%, due mainly to an increased customer base and transaction volumes in the merchant bankcard, annuity and mutual fund programs, as well as other similar transaction based programs. Trust revenue increased $41,646 or 14.61% during the period based on a growing managed asset base and account activity. Gains on sales of loans decreased $20,552, or 8.62%, as a result of decreased refinance activity in the residential real estate programs. Loan servicing income reported increases in the quarter due to increased volumes of loans serviced for others.

         NON-INTEREST  EXPENSE.   Non-interest expenses for the third quarter
ended September 30, 1995, were $5,708,827 a decrease of $67,790 or 1.17% over the same period in 1994. The majority of the decrease was due to lower FDIC deposit insurance premiums which resulted in a credit of $20,275 in the third quarter of 1995 compared to expenses of $207,985 for the third period in 1994. Salaries and employee benefits, equipment, marketing, ATM and Bankcard, printing and office supplies, and communications expenses are higher in the third quarter of 1995 due mainly to expansion of the Bank's branch system and the additions of
new products and services over the period.   In general, opening new branches
results in higher costs for Bancorp which are not offset until a certain level of growth in deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations, until earnings grow to cover overhead. Professional fees declined during the quarter as Bancorp begins to recognize the benefits of economies of scale after the recent merger.

NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994

         NET INCOME. For the nine months ended September 30, 1995, Bancorp's net income was $5,001,112 an increase of $99,425 from $4,901,687 for same period in 1994, a 2.03% increase. Earnings per share for the nine month period ended in 1995 were $1.04 compared to $1.09 in 1994. 1995 earnings per share figures were impacted by Bancorp's issuance of 455,400 common shares in a secondary offering in July 1994, increasing outstanding shares by approximately ten percent. The increase in net income is primarily due to increased net interest margins resulting from higher interest earning assets. Net interest income on a tax equivalent basis totaled $29,115,995 for the nine months ended September 30 1995, a 4.75% increase from the same period in 1994. Growth of non-interest income was due to increased customer bases and transaction volumes. Non-interest expenses are up mainly due to bank branch expansion.

         NET INTEREST INCOME. During the periods ended September 30, 1995 and 1994, average interest earning assets were $426.5 million and $392.8 million, respectively. During the same periods, average interest bearing liabilities grew to $349.6 million from $321.1 million, respectively. Additionally, during the same periods, net interest margins declined to 6.31% from 6.54% respectively due mainly to rising interest rates and an increase of certificates of deposits as a funding source. Net interest income on a tax-equivalent basis increased $912,153, or 4.75%, to $20,115,995 in the first nine months of 1995 from $19,203,842 in 1994. The increased net interest income was caused by the offsetting factors of increased asset growth and a declining net interest spread. Average interest earning assets increased 8.58% over the period while the average yield earned increased 69 basis points to 9.62% at September 30, 1995 from 8.93% in 1994. The rising interest rate environment in 1995 also led to a decline in the net interest spread of 42 basis points to 5.58% from 6.00% in 1994. Average interest bearing liabilities increased $28.6 million, or 8.90%, to $349.6 million for the period ended September 30, 1995, while the average rates paid increased 111 basis points to 4.04%.

         ANALYSIS OF NET INTEREST INCOME. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:



                                                  Nine Months Ended
                                                  -----------------
                                                    September 30,
                                                    -------------                    Increase
                                                  1995               1994           (Decrease)               Change
                                                  ----               ----           ----------               ------
 Interest and fee income(1)  . . . . . .    $ 30,689,579       $ 26,244,457         $ 4,445,122             16.94%

 Interest expense  . . . . . . . . . . .      10,573,584          7,040,615           3,532,969             50.18%
                                            ------------       ------------         -----------             ------

 Net interest income . . . . . . . . . .    $ 20,115,995       $ 19,203,842         $   912,153              4.75%
                                            ============       ============         ===========              =====

 Average interest earning assets . . . .    $426,510,162       $392,810,902         $33,699,260              8.58%

 Average interest bearing liabilities. .    $349,629,164       $321,054,715         $28,574,449              8.90%

 Average yields earned(2)  . . . . . . .            9.62%              8.93%                .69

 Average rates paid(2)   . . . . . . . .            4.04%              2.93%               1.11

 Net interest spread(2)  . . . . . . . .            5.58%              6.00%               (.42)

 Net interest margin(2)  . . . . . . . .            6.31%              6.54%               (.23)

-------------------
(1) Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis.

(2) These ratios for the nine months ended September 30, 1995 and 1994 have been annualized.


         PROVISION FOR LOAN LOSSES. Bancorp recorded a provision for loan losses of $451,460 in the first nine months of 1995, compared to $442,500 in the same period in 1994. Bancorp incurred net charge-offs of $273,000 in 1995, compared to net recoveries of $32,000 in 1994. The allowance for loan losses as a percentage of loan totals at September 30, 1995 and 1994 were 1.44% and 1.59% of total loans, respectively. Bancorp's allowance for loan losses represents 410% of its non-performing loans as of September 30, 1995.

         NON-INTEREST INCOME. Non-interest income for the nine months ended September 30, 1995 was $5,546,044 an increase of $288,497, or 5.49%, from
$5,257,547 for the same period in 1994. Service charges on deposit accounts, other service charges, fees and commissions, and Trust revenues increased over the same period in 1994, due to an increased customer base and transaction
volumes serviced.   Gains on sales of loans declined $291,033 as a result of
decreased refinance activity in Bancorp's residential real estate department,
and decreased revenues in the sale of SBA loans.   Overall increases in
non-interest income were due to increased market presence in existing and expanding market services.

         NON-INTEREST  EXPENSE.  Non-interest expense increased 4.83% during the first nine months of 1995 over the same period in 1994. The increase in operating expense resulted from additional costs associated with entering new markets, including the opening of several new branch operations. The largest increase was in the area of salaries and benefits, which increased to $9,643,414 in 1995 from $9,001,606, up 7.13% for the same period in 1994. The number of full time equivalent employees increased during 1995 to 355 from 341 in 1994. In general, the opening of new branches results in higher costs for Bancorp which are not offset until a certain level of growth in deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect
on results of operations, until earnings grow to cover overhead.   Other
increases in non-interest expense generally were caused by higher operating activity levels associated with Bancorp's growth and certain costs incurred as a result of the merger and reorganization of certain operating activities. FDIC deposit insurance expense declined during the period due to reductions in insurance premiums.

INCOME TAXES

         During the first nine months of 1995, due to an increase in pre-tax income, the provision for income taxes increased from that of 1994.

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

         Deposits are Bancorp's primary source of new funds. Total deposits were $443.9 million at September 30, 1995, up from $379.6 million at December 31, 1994. Bancorp does not generally accept brokered deposits. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of a quality product. Increases over the period are due to the opening of new branch facilities, marketing efforts, and new business development programs initiated by Bancorp.

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

         Shareholders' equity increased to $49.5 million at September 30, 1995 from $44.3 million at December 31, 1994 an increase of $5.2 million, or 11.74%,
over that period of time.   During July 1994 Bancorp received net proceeds of
$5.1 million in a public offering of 455,400 shares of common stock. The net proceeds have and will be available to Bancorp and the Banks to support branch expansion either through the opening of new branches or the acquisition of existing facilities. In addition to pursuing growth in the banking industry, Bancorp has and may continue to use a portion of the proceeds to pursue opportunities to acquire or establish financial service related companies in the Oregon and adjacent markets and especially the Portland metropolitan area, that would allow for continued diversification of assets mix and revenue streams. At September 30, 1995, Bancorp's shareholders' equity, as a percentage of total assets, was 9.74%, compared to 9.80% at December 31, 1994. The decrease was primarily a result of assets growing faster, (through new and existing branch growth), than the equity base. Equity grew at 11.74% over the period from December 31, 1994 to September 30, 1995, while assets grew by 12.52% over the same period.

As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.

                                                           September 30, 1995
                                                         ----------------------
                                                                   Actual
                                                         ----------------------
(Dollars in thousands)
----------------------
                                                       Amount            Ratio
                                                       ------            -----
 Tier 1 capital  . . . . . . . . . . . . .            $ 49,189           13.59%
 Tier 1 capital minimum requirement  . . .              14,476            4.00
                                                      --------            ----
   Excess over minimum Tier 1 capital  . .            $ 34,713            9.59%
                                                      ========            ====

 Total capital . . . . . . . . . . . . . .            $ 53,715           14.84%
 Total capital minimum requirement . . . .              28,952            8.00
                                                      --------            ----
   Excess over minimum total capital . . .            $ 24,763            6.84%
                                                      ========            ====

 Risk-adjusted assets  . . . . . . . . . .            $361,906
                                                      ========

 Leverage ratio  . . . . . . . . . . . . .                                9.92%
 Minimum leverage requirement  . . . . . .                                3.00
                                                                          ----
   Excess over minimum leverage ratio  . .                                6.92%
                                                                          ====

 Adjusted total assets . . . . . . . . . .            $496,350
                                                      ========

LOAN PORTFOLIO

         Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 63.02% of total assets as of September 30, 1995. Although the Banks strive to serve the credit needs of the service areas, the primary focus is on real estate related and commercial credits. The banks make substantially all of their loans to customers located within the Banks' service areas. The Banks have no loans defined as highly leveraged transactions by the FRB. The following table presents the composition of the Banks' loan portfolios, at the dates indicated:

                                                              September 30, 1995          December 31, 1994
                                                           ------------------------    ------------------------

 (Dollars in thousands)                                     Amount        Percent        Amount        Percent
 ----------------------                                     ------        -------        ------        -------
 Commercial  . . . . . . . . . . . . . . . . . . . .      $ 97,955       30.14%        $ 86,459         30.56%

 Real estate construction  . . . . . . . . . . . . .        27,539        8.47           23,773          8.40

 Real estate mortgage  . . . . . . . . . . . . . . .        45,253       13.92           36,958         13.06

 Real estate commercial  . . . . . . . . . . . . . .       107,704       33.13           95,662         33.80

 Installment and other consumer  . . . . . . . . . .        46,607       14.34           40,134         14.18
                                                          --------      ------         --------        ------

 Totals  . . . . . . . . . . . . . . . . . . . . . .       325,058      100.00%         282,986        100.00%

 Less allowance for loan losses  . . . . . . . . . .        (4,697)       1.44%          (4,519)         1.60%
                                                          --------                     --------

 Loans, net  . . . . . . . . . . . . . . . . . . . .      $320,361                     $278,467
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

         Generally, no interest is accrued on loans when factors indicate collection of interest is doubtful or when the principal or interest payment becomes ninety days past due. Loans greater than ninety days past due and on accruing status are both adequately collateralized and in the process of collection.

         The Banks manage the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to non-performing assets.

 (Dollars in thousands)                                                 September 30, 1995         December 31, 1994
 ----------------------                                                 ------------------         -----------------
 Loans on non-accrual status . . . . . . . . . . . . . . . . . . . .         $1,120                      $476

 Loans past due greater than 90 days but not on accrual status . . .             25                        23


 Other real estate owned . . . . . . . . . . . . . . . . . . . . . .              1                        31
                                                                             ------                      ----

 Total non-performing assets . . . . . . . . . . . . . . . . . . . .         $1,146                      $530
                                                                             ======                      ----

 Percentage of non-performing assets to total assets . . . . . . . .            .23%                      .12%
                                                                             ======                      ====

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


                                                                                  Nine months ended       Year ended
 (Dollars in thousands)                                                          September 30, 1995    December 31, 1994
 ----------------------                                                          ------------------    -----------------
 Loans outstanding at end of period  . . . . . . . . . . . . . . . . . . . .               $325,058             $282,986

 Average loans outstanding during the period . . . . . . . . . . . . . . . .               $305,420             $270,817

 Allowance for loan losses, beginning of period  . . . . . . . . . . . . . .                 $4,519              $ 3,983

 Recoveries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                     40                  318


 Loans charged off . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (313)                (330)
                                                                                             ------               ------

 Net loans charged off . . . . . . . . . . . . . . . . . . . . . . . . . . .                   (273)                 (12)

 Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . .                    451                  548
                                                                                             ------               ------

 Allowance for loan losses, end of period  . . . . . . . . . . . . . . . . .                 $4,697               $4,519
                                                                                             ======               ======
 Ratio of net loans charged off
   to average loans outstanding(1) . . . . . . . . . . . . . . . . . . . . .                    .12%                 .00%

 Ratio of allowance for loan losses
   to loans at end of period . . . . . . . . . . . . . . . . . . . . . . . .                   1.44%                1.60%

(1) The ratios for the nine months ended September 30, 1995 have been annualized.

INVESTMENT PORTFOLIO

     The following table shows the book value of the Banks' portfolio of investments as of September 30, 1995 and December 31, 1994:


                                                                       September 30,       December 31,
(Dollars in thousands)                                                     1995                1994
----------------------                                                 -------------       ------------


 Investments available for sale
 ------------------------------
 U.S. Treasury securities  . . . . . . . . . . . . . . . . . . .         $17,632             $20,350
 U.S. Government agency securities . . . . . . . . . . . . . . .          26,483              21,408
 Corporate securities  . . . . . . . . . . . . . . . . . . . . .           3,497               1,480
 Mortgage-backed securities  . . . . . . . . . . . . . . . . . .           9,230               8,937
 Obligations of state and political subdivisions . . . . . . . .           6,271               7,215
 Other securities  . . . . . . . . . . . . . . . . . . . . . . .           1,647               1,623
                                                                         -------             -------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $64,760             $61,013
                                                                         =======             =======
 Investments held to maturity
 ----------------------------
 U.S. Treasury securities  . . . . . . . . . . . . . . . . . . .         $ 3,147             $ 4,681
 U.S. Government agency securities . . . . . . . . . . . . . . .           4,894               5,875
 Corporate securities  . . . . . . . . . . . . . . . . . . . . .           4,768               5,804
 Mortgage-backed securities  . . . . . . . . . . . . . . . . . .               -                 301
 Obligations of state and political subdivisions . . . . . . . .          38,407              38,316
 Other securities  . . . . . . . . . . . . . . . . . . . . . . .             222               1,875
                                                                         -------             -------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $51,438             $56,852
                                                                         =======             =======

                          PART II.  OTHER INFORMATION


Item 6.                 Exhibits and Reports on Form 8-K


(a)      Exhibits

           Exhibit 27 Article 9 Financial Data Schedules for Form 10-Q




(b) None

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    WEST COAST BANCORP
                                       (Registrant)




Dated: October 14, 1995                     /s/ Rodney B. Tibbatts
                                            -----------------------
                                            Rodney B. Tibbatts
                                            Co-President and Chief Executive
                                             Officer





Dated: October 14, 1995                     /s/ Donald A. Kalkofen
                                            ------------------------
                                            Donald A. Kalkofen
                                            Treasurer and Chief Financial
                                             Officer