Form 10-K405
period 1995-12-31
WEST COAST BANCORP /NEW/OR/
filed 1996-03-26
CIK 717059

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-K

              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

For the fiscal year ended December 31, 1995       Commission file number 0-10997


                               WEST COAST BANCORP
             (Exact name of registrant as specified in its charter)

                 Oregon                                   93-0810577
    (State or other jurisdiction of                    (I.R.S. Employer
     incorporation or organization)                   Identification No.)

     5335 Meadows Road - Suite 201
          Lake Oswego, Oregon                                97035
(Address of principal executive offices)                  (Zip Code)

        Registrant's telephone number, including area code: (503)684-0884

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value
                                (Title of Class)

       Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The approximate aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant on February 29, 1996, was $90,201,731

       The number of shares of Registrant's Common Stock outstanding on February 29, 1996, was 4,810,759.


                       DOCUMENTS INCORPORATED BY REFERENCE

       List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the West Coast Bancorp Definitive Proxy Statement dated March 15, 1996 are incorporated by reference into Part III of Form 10-K.

                                     INDEX

                                                                                     Page
                                                                                     ----
PART I

Item 1.   BUSINESS ...............................................................     1
              General ............................................................     1
              Recent Developments ................................................     1
              The Commercial Bank, The Bank of Newport and Valley Commercial Bank      2
              Coban, Inc. ........................................................     3
              Employees ..........................................................     3
              Competition ........................................................     4
              Governmental Policies ..............................................     4
              Supervision and Regulation .........................................     4
Item 2.   PROPERTIES .............................................................    10
Item 3.   LEGAL PROCEEDINGS ......................................................    11
Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS ....................    11
            EXECUTIVE OFFICERS OF THE REGISTRANT .................................    12

PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY  AND RELATED
            STOCKHOLDER MATTERS ..................................................    12
Item 6.   SELECTED FINANCIAL DATA ................................................    13
Item 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS ........................    14
Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ............................    26
Item 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE ..................................    49

PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT .....................    49
Item 11.  EXECUTIVE COMPENSATION .................................................    49
Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT ...........................................................    49
Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS .........................    49

PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K .............................................................    50
SIGNATURES .......................................................................    51
EXHIBIT INDEX ....................................................................    53

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

       As discussed in more detail under "Recent Developments," pursuant to an Agreement and Plan of Merger dated as of October 24, 1994, between former West Coast Bancorp ("Old WCB") and the registrant, as amended as of December 12, 1994 (the "Merger Agreement"), Old WCB and the registrant were merged on February 28, 1995 (the "Merger"), with the registrant as the surviving corporation. Old WCB was a one bank holding company headquartered in Newport, Oregon. The combined company commenced operations on March 1, 1995, under the name West Coast Bancorp and, with approximately $517 million in total assets at December 31, 1995, is the second largest bank holding company based in Oregon.

       The registrant is headquartered in Lake Oswego, Oregon. Bancorp's principal business activities are conducted through its three bank subsidiaries, The Commercial Bank, Valley Commercial Bank, and The Bank of Newport (collectively, the "Banks"), each of which is an Oregon state-chartered, full-service The Commercial Bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). At February 29, 1996, the Banks had facilities in a total of 21 cities and towns in Oregon, operating a total of 26 full-service branches and two limited service branches.

                               RECENT DEVELOPMENTS

MERGER WITH FORMER WEST COAST BANCORP

       The merger of equals which was consummated between the registrant and former West Coast Bancorp on February 28, 1995, is expected to further both companies' objectives of preserving the benefits of a community banking business strategy. The combined organization offers greater size, breadth of services, and capital strength than either institution would have possessed on a stand-alone basis. The combined corporations' complementary market areas, customer bases, and areas of expertise provide significant opportunities to achieve growth, enhance revenue, increase the quality of customer services, compete more effectively with larger institutions, and allow for greater stability through diversification.

       In the Merger, Old WCB shareholders received .60 shares of Common Stock of the registrant (the "Common Stock") for each share of Old WCB stock owned. Shareholders of the registrant continue to have one share of Common Stock for each share owned prior to the Merger. This transaction was accounted for as a pooling-of-interests under generally accepted accounting principles.

       For the year ended December 31, 1995, the operations of the registrant on a combined basis earned net income of $7.4 million, or $1.53 per share. The combined equity of the registrant at December 31, 1995, was $53.2 million, with
4.8 million shares outstanding and a book value of $11.07 per share. Net loans of the combined corporations of $335 million at December 31, 1995, represented approximately 65 percent of combined total assets. Combined deposits totaled in excess of $442 million at year-end 1995.

       Rodney B. Tibbatts, formerly president and chief executive officer of the registrant, and Victor L. Bartruff, formerly president and chief executive officer of Old WCB, have assumed the roles of Co-Presidents and Co-Chief Executive Officers of Bancorp. Mr. Tibbatts is primarily responsible for holding company administration and non-bank operating units, while Mr. Bartruff is primarily responsible for all banking operations. Each subsidiary bank is continuing to operate in its respective local communities with substantial autonomy and local decision making authority under the guidance of community boards of directors and local management.

MERGER WITH GREAT WESTERN BANK

       In October 1994, Bancorp and The Commercial Bank entered into a merger agreement with Great Western Bank of Dallas, Oregon. Under the agreement, Great Western Bank was merged into The Commercial Bank on March 31, 1995 and the shareholders of Great Western Bank received shares of Bancorp Common Stock in exchange for their shares. At March 31, 1995, Great Western Bank had total assets of approximately $8.1 million and shareholders' equity of approximately $873,000. 107,094 shares of Bancorp Common Stock were issued to the shareholders of Great Western Bank. Upon consummation of the merger, the single branch of Great Western Bank became the Dallas, Oregon, branch of The Commercial Bank. This transaction was accounted for at as a pooling-of-interests under generally accepted accounting principles.

PENDING MERGER WITH VANCOUVER BANCORP

       On February 15, 1996, Bancorp entered into a Plan and Agreement of Reorganization and Merger (the "Agreement") with Vancouver Bancorp of Vancouver, Washington. Under the Agreement, Vancouver Bancorp's subsidiary, Bank of Vancouver, will become a wholly-owned subsidiary of West Coast Bancorp.

       The transaction which is expected to close in mid-1996, is subject to approval by Vancouver Bancorp shareholders and applicable regulatory agencies. The transaction will be accounted for as a pooling-of-interests under generally accepted accounting principles.

       Vancouver Bancorp is a bank holding company, headquartered in Vancouver, Washington. Its principal business activities are conducted through its only subsidiary, Bank of Vancouver, a Washington state chartered, full-service The Commercial Bank, whose deposits are insured by the Federal Deposit Insurance Corporation. At December 31, 1995, Vancouver Bancorp had assets totaling $78.9 million, and equity capital totaling $5.8 million. Vancouver Bancorp earned $891,000 and $664,000 for the years ended December 31, 1995 and 1994, respectively. Bank of Vancouver's primary service area is Vancouver, Washington, adjacent to the greater Portland, Oregon metropolitan market. The Bank of Vancouver emphasizes real estate related loans to small businesses located within its market area.

FUTURE EXPANSION STRATEGY

       The acquisition of Great Western Bank and the pending acquisition of Vancouver Bancorp are consistent with Bancorp's strategy of growing the company through the acquisition of community banks in Oregon and Washington which share Bancorp's supercommunity banking philosophy. Accordingly, Bancorp will continue to explore future opportunities to expand its banking network as attractive opportunities may arise from time to time.

       THE COMMERCIAL BANK, THE BANK OF NEWPORT AND VALLEY COMMERCIAL BANK

       The Commercial Bank was organized in 1954. The Commercial Bank's main office is located in Salem, Oregon; it has three additional branches in Salem, three branches in Keizer, two branches in Newberg and branches in Dallas, Molalla, Monmouth, Silverton, Tigard,Wilsonville and Woodburn. At December 31, 1995, it had deposits totaling $276 million and loans totaling $198 million.

       The Bank of Newport, established in 1925 currently conducts business through nine branches located in the cities of Newport - two branches, Lincoln City, Waldport, Depoe Bay, and Toledo along the central Oregon coast, as well as downtown Portland, Oregon, and Lake Oswego and Clackamas Oregon, which is a suburb of Portland. In addition, Bancorp operates a commercial real estate loan brokerage office located in Lake Oswego which originates and brokers commercial real estate loans to other banks, insurance companies, pension funds, and other sophisticated investors. At December 31, 1995, The Bank of Newport had deposits totaling $153 million and loans totaling $130 million.

       Valley Commercial Bank was organized in 1981 and the main office is located in Forest Grove, Oregon with additional branches in North Plains and Hillsboro. At December 31, 1995, it had deposits and loans totaling $17 million and $12 million, respectively.

       The following are the main office locations of the Banks:

The Commercial Bank        301 Church Street, N.E. , Salem, Oregon 97301         (503) 399-2900
The Bank of Newport        506 SW Coast Highway, Newport, Oregon 97365           (541) 265-6666
Valley Commercial Bank     4110 Pacific Avenue, Forest Grove, Oregon   97116     (503) 359-4495

       The primary business strategy of the Banks is to provide community banking services to individuals, professionals, and small- and medium-sized businesses, emphasizing customer relationships, a high level of service, and attention to customer needs. Small to medium-sized business and commercial customers are a significant focus of activity. The Banks offer deposit accounts, safe-deposit boxes, consumer lending, commercial and residential real estate lending, commercial loans, including operating lines secured by accounts receivable and inventory, and other traditional bank products. Their loan portfolios have some concentration in real estate secured loans, agricultural and light manufacturing related businesses. Deposit products include regular and special checking accounts, savings accounts, certificates of deposit, and money market accounts. Consumer credit products include residential first and second mortgages, automobile loans, credit cards, lines of credit, and other products. Lending services include short- and intermediate-term loans, inventory financing, equipment leasing, revolving lines of credit, and other types of credit. The Banks also offer Master Card and VISA credit card programs as part of their retail banking services.

       In order to provide convenient banking services to their customers, the Banks offer extended banking hours in selected branches. Automatic teller machines are available in 18 branch locations offering 24-hour transaction services, including cash withdrawals, deposits, account transfers, and balance inquiries.

       The Commercial Bank's Trust Department provides trust services to individuals, partnerships, corporations, and institutions. The Trust Department, operating under the name West Coast Trust, acts as fiduciary of estates and conservatorships, and as a trustee under various wills, trust, and pension and profit-sharing plans. The Banks also offers tax-deferred annuities, single-premium whole life insurance, other insurance investment products, and securities products. These trust and annuity services are available and offered to all customers by the Banks.

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

                                    EMPLOYEES

       At February 29, 1996, Bancorp and its subsidiaries had approximately 376 full-time equivalent employees. None of these employees are represented by labor unions. A number of benefit programs are available to eligible employees including group medical plans, paid sick leave, paid vacation, group life insurance, 401K plan, stock option plans and an optional employee stock purchase plan.

                                  COMPETITION

       At December 31, 1995, The Commercial Bank, The Bank of Newport, and Valley Commercial Bank were the 13th, 14th, and 45th largest, respectively, of the 50 commercial and savings banks in Oregon. The Banks compete with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages, and other financial institutions. Banking in Oregon is dominated by United States National Bank of Oregon and First Interstate Bank of Oregon, N.A., which together account for approximately 48 percent of the total commercial and savings bank deposits in the state. Other significant competitors include subsidiaries of BankAmerica Corporation, Key Corp., and Washington Mutual Savings Bank. These competitors offer a greater number of branch locations (with statewide branch networks in the case of the two largest competitors), the ability to offer higher lending limits, and a variety of services not offered by the Banks. Bancorp has attempted to offset some of the advantages of the larger competitors by arranging participations with other banks for loans above its subsidiaries' legal lending limits. Emphasis is placed on local banking featuring quality service, local responsive decision making, and money reinvested into the community, and by participating in nationwide services such as The Exchange, Instant Teller, and Cirrus networks.

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

                           SUPERVISION AND REGULATION

GENERAL

       The following generally refers to certain statutes and regulations affecting the banking industry. These references provide brief summaries only and are not intended to be complete. These references are qualified in their entirety by the referenced statutes and regulations. In addition, some statutes and regulations which apply to and regulate the operation of the banking industry might exist which are not referenced below. Changes in applicable statutes and regulations may have a material effect on the business of Bancorp and its subsidiaries.

BANCORP

GENERAL

         As a bank holding company, Bancorp is subject to the Bank Holding Company Act of 1956 ("BHCA"), as amended, which places Bancorp under the supervision of the Board of Governors of the Federal Reserve System ("FRB"). In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities related to banking. Certain recent legislation designed to expand interstate branching and relax federal restrictions on interstate banking will continue to be phased in over the next two years and may expand opportunities for bank holding companies (for additional information see below under the heading "The Banks - Interstate Banking and Branching"). However, the full impact of this legislation on Bancorp is unclear at this time.

HOLDING COMPANY STRUCTURE

         FRB Regulation. Bancorp must obtain the approval of the FRB:
(1) prior to acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank; (2) before merging or consolidating with another bank holding company; and (3) before acquiring substantially all of the assets of any additional banks.

         Bancorp is required by the BHCA to file annual and quarterly reports and such other reports as may be required from time to time by the FRB. In addition, the FRB performs periodic examinations of Bancorp and its subsidiary Banks.

       Holding Company Control of Nonbanks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company which is not a bank or a bank holding company unless the FRB determines that the activities of such company are so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public that would outweigh possible adverse effects. For example, the FRB has by regulation determined activities such as: among others, operating an industrial loan company; industrial bank; savings association; mortgage company; finance company; trust company; credit card company or factoring company; performing certain data processing operations; leasing personal or real property, subject to certain conditions and providing investment and financial advice, are so closely related to banking as to be a proper incident thereto within the meaning of the BHCA. On the other hand, activities such as, among others, real estate brokerage and syndication, land development, property management, underwriting of life insurance not related to credit transactions, and with certain exceptions, securities underwriting and equity funding, are not so closely related to banking as to be a proper incident thereto within the meaning of the BHCA. In the future, the FRB may from time to time add to or delete from the list of activities permissible for bank holding companies.

       Transactions with Affiliates. Bancorp and the Banks will be deemed affiliates within the meaning of the Federal Reserve Act and transactions between affiliates are subject to certain restrictions. Covered transactions include, subject to specific exceptions, loans by bank subsidiaries to affiliates, investments by bank subsidiaries in securities issued by an affiliate, the taking of such securities as collateral, and the purchase of assets by a bank subsidiary from an affiliate. Bancorp and the Banks are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

         Support of Bank Subsidiaries. Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to, and commit resources to support, each of its subsidiary banks. Any capital loans Bancorp makes to any of the Banks are subordinate to deposits and to certain other indebtedness of the Banks. The Crime Control Act of 1990 provides that, in the event of a bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment the bank holding company has made to a federal bank regulatory agency to maintain the capital of a subsidiary bank and this obligation will be entitled to a priority of payment.

         Tie-In Arrangements. Bancorp and the Banks are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Bancorp nor the Banks may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

       State Law Restrictions. As a corporation chartered under the laws of the State of Oregon, Bancorp is also subject to certain limitations and restrictions under applicable Oregon corporate law. For example, these include limitations and restrictions relating to: indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

Securities Registration and Reporting. The common stock of Bancorp is registered as a class with the Securities and Exchange Commission ("SEC") under the Securities Exchange Act of 1934 and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by Bancorp under that Act can be inspected and copied at or obtained from the Washington, D.C., office of the SEC. In addition, the securities issued by Bancorp are subject to the registration requirements of the Securities Act of 1933 and applicable state securities laws unless exemptions are available.

CONTROL TRANSACTIONS

         The Change in Bank Control Act of 1978, as amended, prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given 60 days' prior written notice of the proposed acquisition, and within that time period, the FRB has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made prior to the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control.

         In addition, any "Company" would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% if the company is a bank holding company) or more of the outstanding shares of Bancorp, or otherwise obtain control over Bancorp.

THE BANKS

GENERAL

         Despite some recent legislative initiatives to reduce regulatory burdens, banking remains a highly regulated industry. Legislation enacted from time to time may increase the cost of doing business, limit or expand permissible activities, or affect the competitive balance between banks and other financial and nonfinancial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in the Oregon State Legislature, and before various bank regulatory agencies. In addition, there continue to be proposals in Congress to restructure the banking system.

         Some of the significant areas of bank regulation, including significant federal legislation affecting state-chartered banks, are generally discussed below.

REGULATION OF STATE BANKS

         Oregon State banks, such as the Banks, are subject to primary regulation and examination by the Oregon Department of Consumer and Business Services. The Banks are also subject to supervision, examination, and regulation by certain federal banking agencies, including, in the case of Valley Commercial Bank (which is a Federal Reserve member bank), the FRB. Each of the Banks is insured (to applicable limits) by, and therefore is subject to regulation by, the FDIC.

         Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends (see below), establishment of branches, and dealings with affiliated persons. The FDIC has authority to prohibit banks under their supervision from engaging in what they consider to be an unsafe and unsound practice in conducting their business. Depository institutions, such as the Banks, are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence the economy.

DIVIDEND RESTRICTIONS

         Dividends paid by the Banks to Bancorp are a material source of all of Bancorp's cash flow. Various federal and state statutory provisions limit the amount of dividends the Banks are permitted to pay to Bancorp without regulatory approval. FRB policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.

         If, in the opinion of the applicable federal banking agency, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the institution, could include the payment of dividends), the agency may require, after notice and hearing, that such institution cease and desist from such practice. In addition, the FRB and the FDIC have issued policy statements which provide that insured banks and bank holding companies should generally pay dividends only out of current operating earnings.

         Oregon law imposes the following limitations on the payment of dividends by Oregon State banks: (1) no dividends may be paid that would impair capital; (2) until the surplus fund of a bank is equal to 50% of its paid-in capital, no dividends may be declared unless at least 20% of the bank's net profits for the dividend period have been carried to the surplus account; (3) dividends cannot be greater than net undivided profits then on hand minus losses, certain bad debts, certain charged-off assets or depreciation and accrued expenses, interest, and taxes; and (4) if the surplus fund does not exceed 50% of paid-in capital at the time of a reduction in the surplus due to losses, dividends cannot be declared or paid in excess of 50% of net earnings until the surplus fund is restored to at least the amount from which the surplus was originally reduced.

         Under these restrictions, as of December 31, 1995, the Banks could have declared dividends of approximately $10.7 million in the aggregate, without obtaining prior regulatory approval. The payment of dividends by banks may also be affected by other factors, such as capital maintenance requirements.

REGULATION OF MANAGEMENT

         Federal law: (1) sets forth circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency; (2) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (3) and prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

CONTROL OF FINANCIAL INSTITUTIONS

         No person may acquire "control" of a bank unless the appropriate federal agency has been given 60 days prior written notice and within that time the agency has not disapproved the acquisition. Substantial monetary penalties may be imposed for violation of the change in control or other provisions of banking laws.

FDICIA

         The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") was enacted into law in late 1991. As required by FDICIA, numerous regulations have been adopted by federal bank regulatory agencies, including the following: (1) federal bank regulatory authorities have established five different capital levels for banks and, as a general matter, enable banks with higher capital levels to engage in a broader range of activities; (2) the FRB has issued regulations requiring standardized disclosures with respect to interest paid on deposits; (3) the FDIC has imposed restrictions on the acceptance of brokered deposits by weaker banks; (4) the FDIC has implemented risk-based deposit insurance premiums; and (5) the FDIC has issued regulations requiring state-chartered banks to comply with certain restrictions with respect to equity investments and activities in which the banks act as a principal.

       FDICIA recapitalized the Bank Insurance Fund ("BIF") and required the FDIC to maintain the BIF and Savings Association Insurance Fund ("SAIF") at 1.25% of insured deposits by increasing deposit insurance premiums as necessary to maintain such ratio. FDICIA also required federal bank regulatory authorities to prescribe, by December 1, 1993, (1) non-capital standards of safety and soundness; (2) operational and managerial standards for banks; (3) asset and earnings standards for banks and bank holding companies addressing such areas as classified assets, capital, and stock price; and (4) standards for compensation of executive officers and directors of banks. However, this provision was modified by recent legislation to allow federal regulatory agencies to implement these standards through either guidelines or regulations.

FIRREA

         The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") became effective on August 9, 1989. Among other things, this far-reaching legislation (1) phased in significant increases in the FDIC insurance premiums paid by commercial banks; (2) created two deposit insurance pools within the FDIC, one to insure commercial banks and savings bank deposits and the other to insure savings association deposits; (3) for the first time, permitted bank holding companies to acquire healthy savings associations; (4) permitted commercial banks that meet certain housing-related asset requirements to secure advances and other federal services from their local Federal Home Loan Banks; and (5) greatly enhanced the regulators' enforcement powers by removing procedural barriers and sharply increasing the civil and criminal penalties for violating statutes and regulations.

INTERSTATE BANKING AND BRANCHING

         The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") will, over the next two years, permit nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Individual states have the authority to "opt out" of certain of these provisions. The Interstate Act currently allows states to enact "opting-in" legislation that (i) permits interstate mergers within their own borders before June 1, 1997, and (ii) permits out-of-state banks to establish de novo branches within the state. As of September 29, 1995, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, beginning June 1, 1997, banks will be permitted to merge with banks in other states as long as the home state of neither merging bank has opted out. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

         Oregon has enacted "opting in" legislation, effective as of February 27, 1995, generally permitting interstate mergers, subject to certain restrictions. Given that Oregon has permitted interstate banking for a number of years, this legislation is not expected to have a profound impact on banking in Oregon or on Bancorp or the Banks' operations in particular. Nevertheless, the impact that the Interstate Act might have on Bancorp and the Banks is impossible to predict.

CAPITAL ADEQUACY REQUIREMENTS

         The FRB, the FDIC, and the OCC (collectively, the "Federal Banking Agencies") have established uniform capital requirements for all commercial banks. Bank holding companies are also subject to certain minimum capital requirements. A bank that does not achieve and maintain required capital levels may be subject to supervisory action through the issuance of a capital directive to ensure the maintenance of adequate capital levels. In addition, banks are required to meet certain guidelines concerning the maintenance of an adequate allowance for loan and lease losses.

         The Federal Banking Agencies' "risk-based" capital guidelines establish a systematic, analytical framework that makes regulatory capital requirements more sensitive to differences in risk profiles among banking organizations, takes off-balance sheet exposures into explicit account in assessing capital adequacy, and minimizes disincentives to holding liquid, low-risk assets. The risk-based ratio is determined by allocating assets and specified off-balance sheet commitments into several categories, with high levels of capital being required for the categories perceived as representing greater risk. The risk weights assigned to assets and credit equivalent amounts of off-balance sheet items are based primarily on credit risk. Other types of exposure, such as interest rate, liquidity and funding risks, as well as asset quality problems, are not factored into the risk-based ratio. Such risks, however, will be taken into account in determining a final assessment of an organization's capital adequacy. Under these new regulations, banks were required to achieve a minimum total risk-based capital ratio of 8% and a minimum Tier 1 risk-based capital ratio of 4%.

         The Federal Banking Agencies also have adopted leverage ratio standards that require commercial banks to maintain a minimum ratio of core capital to total assets (the "Leverage Ratio") of 3%. Any institution operating at or near this level is expected to have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings, and in general, to be a strong banking organization without any supervisory, financial or operational weaknesses or deficiencies. Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels (e.g., an additional cushion of at least 100 to 200 basis points, depending upon the particular circumstances and risk profile).

         Regulations adopted by the Federal Banking Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the OCC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels at which an institution is deemed to be "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In order to be "well-capitalized," an institution must maintain, at least 10% total risk-based capital, 6% Tier 1 risk-based capital, and a 5% Leverage Ratio. Increasingly severe restrictions are imposed on the payment of dividends and mortgage fees, asset growth and other aspects of the operations of institutions that fall below the category of "adequately capitalized" (which requires at least 8% total risk-based capital, 4% Tier 1 risk-based capital, and a 4% Leverage Ratio). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 1995, the Banks were not subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

         The Oregon Department of Consumer and Business Services has authority under Oregon law to require shareholders of an Oregon State bank to contribute additional capital to the bank if its capital becomes impaired. The capital of a bank is deemed to be impaired under Oregon law if the value of the bank's assets is insufficient to pay its liabilities (excluding any liability on outstanding capital debentures) plus the amount of its paid-in capital.

         The minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as stand-by letters of credit) required by the FRB for bank holding companies is 8%. At least one-half of the total capital must be Tier 1 capital; the remainder may consist of Tier 2 capital. Bancorp is also subject to minimum Leverage Ratio guidelines. These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies meeting certain specified criteria, including achievement of the highest supervisory rating. All other bank holding companies are required to maintain a Leverage Ratio which is at least 100 to 200 basis points higher (4% to 5%). These guidelines provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

         In August of 1995, the Federal Banking Agencies adopted a final rule implementing the portion of Section 305 of FDICIA that requires the banking agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk. Effective September 1, 1995, when evaluating the capital adequacy of a bank, the Federal Banking Agencies' examiners will consider exposure to declines in the economic value of the bank's capital due to changes in interest rates. A bank may be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process. Concurrent with the publication of this final rule, the Federal Banking Agencies proposed for comment a joint policy statement describing the process the Federal Banking Agencies will use to measure and assess a bank's interest rate risk. As indicated by both the final rule and the joint policy statement, the Federal Banking Agencies intend, through a future proposed rule, to incorporate explicit minimum requirements for interest rate risk into their risk-based capital standards. Although the Federal Banking Agencies have indicated that they anticipate any proposed capital requirement would be based on the measurement framework described in the joint policy statement, neither the likelihood that the Federal Banking Agencies will in fact propose such a rule nor the actual requirements or standards established by any such rule can be predicted at this time. Furthermore, any impact the Federal Banking Agency activities discussed above may have on the Banks cannot be predicted at this time.

FDIC INSURANCE

         Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000. The FDIC has adopted a risk-based insurance assessment system. Under this system, depository institutions, such as the Banks, with BIF-insured deposits, are required to pay an assessment to the BIF ranging from $.0 to $.27 per $100 of deposits based on the institution's risk classification. This assessment range is significantly higher for depository institutions with SAIF-insured deposits. Banks at the zero assessment rate will pay the statutory minimum of $2,000 for deposit insurance.

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

         The main offices of The Commercial Bank are located in downtown Salem, Oregon, in recently remodeled two-story buildings totaling approximately 40,000 square feet of space. The main offices, which are owned by The Commercial Bank, include land and administrative offices, the main branch, and drive-up teller facilities. The Commercial Bank also operates 15 other branches, of which 8 are owned and 7 are leased. The Commercial Bank owns the land under 7 of the 8 owned branches. In addition, The Commercial Bank owns an approximately 8,000-square-foot building, including the land, in Salem, Oregon that is currently unoccupied, and leases a building and land housing the data center. The Commercial Bank's aggregate monthly rental on all leased properties is $21,200.

         The main office of Valley Commercial Bank is located in Forest Grove, Oregon, in a building and land owned by a subsidiary of The Commercial Bank. Valley Commercial Bank operates a branch in North Plains, Oregon, in a facility and land owned by it, and a branch in Hillsboro, Oregon, which is leased for approximately $3,000 per month.

         The Bank of Newport owns the land and building housing its main offices located in Newport, Oregon, consisting of approximately 15,640 square feet of space. At December 31, 1995, The Bank of Newport also owned four buildings and leased five additional spaces housing branches and offices. The Bank of Newport owns the land under three of the four buildings, while leasing the fourth. The aggregate monthly rental of leased buildings and land is approximately $20,700.

         Bancorp leases office space housing its headquarters in Lake Oswego, Oregon. The aggregate monthly rental of the office space is approximately $4,700.

ITEM 3.    LEGAL PROCEEDINGS

         Beginning in 1987, The Commercial Bank's Trust Department offered interests in a common trust fund (the "IRA Fund") as an investment vehicle for individual retirement accounts. In the fall of 1994, The Commercial Bank and the manager of The Commercial Bank's Trust Department consented to the entry of an order by the Securities and Exchange Commission (the "SEC") finding that The Commercial Bank willfully violated, and that the manager of The Commercial Bank's Trust Department willfully aided and abetted and caused violations by The Commercial Bank of, various provisions of the Securities Act of 1933, as amended ("Securities Act"), and the Investment Company Act of 1940, as amended ("Investment Company Act"), by offering interests in the IRA Fund without registration under such laws, by failing to disclose that interests in the IRA Fund were not insured by the FDIC, and otherwise. Pursuant to offers of settlement, in which The Commercial Bank and the manager of the Trust Department neither admitted nor denied the violations, the SEC ordered that The Commercial Bank and the manager of the Trust Department each cease and desist from committing or causing violations of the specified provisions of the Securities Act and Investment Company Act. The Commercial Bank was ordered to pay a civil penalty in the amount of $75,000 and to retain an independent consultant to conduct a review of compliance procedures, to recommend policies and procedures to prevent and detect violations of federal securities laws, and to report to the Board of Directors of The Commercial Bank. The manager of the Trust Department was suspended from association with any broker/dealer, municipal securities dealer, investment adviser, or investment company for a period of six months. Together with the independent consultant, The Commercial Bank determined it was not cost effective to administer the fund as a mutual fund. Consequently, The Commercial Bank Trust Department completed a liquidation of the IRA Fund and distributed the proceeds to the fund participants at their respective account levels. The Commercial Bank also offered recission (at a price equal to original deposit plus 9 percent per annum interest) of prior purchases of interests in the IRA Fund. The Commercial Bank paid $15,630 on acceptance of the recission offer by all persons whose interests in the IRA Fund had a current market value of less than the amount offered in the recission offer.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

EXECUTIVE OFFICERS OF THE REGISTRANT

                                                                              Has served as an Executive
                                                                              Officer of Bancorp, WCB
Name                      Age       Position with Bancorp                     or the Banks since
----                      ---       ---------------------                     --------------------------
Rodney B. Tibbatts        56        Co-President and Co-CEO and Director
                                    of Bancorp; former President and CEO
                                    of Commercial Bancorp, Director of
                                    The Commercial Bank                                1990

Victor L. Bartruff        48        Co-President and Co-CEO and Director
                                    of Bancorp; President and CEO of The
                                    Bank of Newport; former District Manager
                                    of U.S. National Bank of Oregon; Director
                                    of The Bank of Newport, The Commercial
                                    Bank and Valley Commercial Bank                    1991

Edgar B. Martin           56        President and CEO and Director of The
                                    Commercial Bank since 1991; employed by
                                    The Commercial Bank in various capacities
                                    Since 1973.                                        1991

Donald A. Kalkofen        32        SVP and CFO of Bancorp since 1995; SVP
                                    and Treasurer of old WCB from 1994 and
                                    and SVP and CFO of The Bank of Newport
                                    since 1992; former Senior Accountant with
                                    U.S. Bancorp of Oregon                             1992

Cora A. Hallauer          56        SVP and Secretary of Bancorp and SVP
                                    Operations and Secretary of The Commercial
                                    Bank since 1990; VP and Systems Operations
                                    Officer of The Commercial Bank from 1985           1990

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

       West Coast Bancorp stock trades on the NASDAQ stock market under the symbol: WCBO. The primary market makers are: Dain Bosworth, Inc.; Pacific Crest Securities; Herzog, Heine, Geduld, Inc.; Wedbush Morgan Securities, Inc.; and Black & Company, Inc. The high and low sale price for the periods indicated of West Coast Bancorp's stock are shown below. The per share information has been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 1995, there were approximately 2,700 shareholders of record of Bancorp stock.

                                                      1995                                 1994
                                     -----------------------------------   ----------------------------------
                                         Market Price     Cash dividends      Market Price     Cash dividends
                                     -----------------------------------   ----------------------------------
                                      High          Low      declared       High         Low     declared
                                     -----------------------------------   ----------------------------------
1st Quarter                          $13.86       $12.27       $0.09       $14.46      $11.68      $0.05
2nd Quarter                          $13.86       $12.73       $0.07       $14.55      $13.41      $0.06
3rd Quarter                          $16.59       $12.95       $0.07       $15.00      $13.86      $0.06
4th Quarter                          $17.50       $16.00       $0.07       $15.45      $12.73      $0.06

See Item 1, Business "Supervision and Regulation -- Dividend Restrictions" for a discussion of legal restrictions on the ability of Bancorp's banking subsidiaries to pay dividends to Bancorp.

ITEM 6.     SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(Dollars in thousands, except per share data)                    Year ended December 31,
--------------------------------------------- --------------------------------------------------------
                                                1995        1994        1993        1992        1991
                                              --------    --------    --------    --------    --------
Interest income                               $ 40,628    $ 34,487    $ 32,161    $ 31,273    $ 29,857
Interest expense                                14,304       9,776       9,465      10,917      13,649
                                              --------    --------    --------    --------    --------
   Net interest income                          26,324      24,711      22,696      20,356      16,208
Provision for loan loss                            670         547         798       1,204         783
                                              --------    --------    --------    --------    --------
Net interest income after provision for
   loan loss                                    25,654      24,164      21,898      19,152      15,425
Noninterest income                               7,842       6,888       6,482       5,227       4,831
Noninterest expense                             23,284      22,942      20,077      18,325      15,551
                                              --------    --------    --------    --------    --------
Income before income taxes                      10,212       8,110       8,303       6,054       4,705
Provision for income taxes                       2,853       2,458       2,268       1,674       1,382
                                              --------    --------    --------    --------    --------
Net Income                                    $  7,359    $  5,652    $  6,035    $  4,380    $  3,323
                                              ========    ========    ========    ========    ========

Per share data:
  Net income                                  $   1.53    $   1.24    $   1.39    $   1.00    $   0.77
  Cash dividends                                  0.29        0.24        0.23        0.18        0.16
  Period end book value                          11.07        9.22        8.36        7.24        6.43
Total Assets                                  $516,647    $451,772    $430,942    $380,088    $355,321
Total Deposits                                 442,101     379,620     368,395     340,031     311,266
Total long-term borrowings                       8,838       8,546       9,095        --           850
Net Loans                                      335,191     278,467     252,755     220,109     204,189
Stockholders' equity                            53,198      44,232      36,311      31,436      27,680
Financial ratios:

  Return on average assets                        1.53%       1.29%       1.54%       1.20%       1.02%
  Return on average equity                       15.50%      14.05%      18.54%      14.83%      12.62%
  Average equity to assets                        9.86%       9.17%       8.29%       8.10%       8.10%
  Dividend payout ratio                          18.95%      19.35%      16.55%      18.00%      20.78%
  Efficiency ratio                               68.16%      72.21%      69.15%      71.61%      74.80%
  Net loans total assets                         64.88%      61.64%      58.65%      57.91%      57.47%

       The selected financial data should be read in conjunction with Bancorp's consolidated financial statements and the accompanying notes presented in Item 8 of this report. The per share information has been adjusted retroactively for all stock dividends and splits previously issued.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of West Coast Bancorp's (Bancorp) consolidated financial condition and results of operations should be read in conjunction with the selected consolidated financial and other data, the consolidated financial statements and related notes included elsewhere herein.

RESULTS OF OPERATIONS

Years Ended December 31, 1995, 1994 and 1993

       Net Income. For the three years ended December 31, 1995, Bancorp's net income was $7.4 million, $5.7 million and $6.0 million, respectively. 1995 net income increased $1.7 million or 30.20% over 1994, which showed a decline of $.3 million over 1993's income. Bancorp's 1994 net income was negatively impacted by approximately $1 million in merger related costs; thus, normal operating results would show consistent year-to-year earnings growth. Earnings per share for the three years ended 1995 were $1.53, $1.24 and $1.39. Both 1995 and 1994 earnings per share figures were impacted by Bancorp's issuance of 455,400 common shares in a secondary offering in July 1994, increasing outstanding shares by approximately ten percent. Bancorp increased operating income in 1995 primarily due to increased net interest margins resulting from larger balances of interest earning assets. Net interest income on a tax equivalent basis totaled $27.7 million for the year ended December 31, 1995, a 6.29% increase over $26.1 million for the same period in 1994, which was an 8.65% increase over 1993. Growth of noninterest income was due to increased customer bases and transaction volumes. Noninterest expenses increased mainly due to bank branch expansion, and in 1994 the merger related expenditures.

       Net Interest Income. During the year ended December 31, 1995, 1994 and 1993, average interest earning assets grew to $435.4 million, from $398.4 million and $359.9 million, respectively. For the same periods, average interest bearing liabilities were $355.3 million, $322.4 million and $298.8 million, respectively. Additionally, during the same periods, net interest margins declined to 6.36% from 6.54% and 6.66%, respectively due mainly to a rising interest rate environment and an increase of certificates of deposits and long-term funding sources. Net interest income on a tax-equivalent basis increased $1.6 million, or 6.29%, to $27.7 million in 1995 from $26.1 million in 1994 and $24.0 million in 1993. The increased net interest income was caused by the offsetting factors of increased asset growth and a declining net interest spread. Average interest earning assets increased 9.28% in 1995 from 1994 and 10.70% in 1994 over 1993, while the rising interest rate environment during most of 1995 led to a decline in the net interest spread of 34 basis points to 5.62% from 5.96% in 1994 and 17 basis points from 6.13% in 1993. The average yield earned on interest earning assets increased to 9.65% in 1995 from 8.99% in 1994 and 9.29% in 1993. Average interest bearing liabilities increased $32.9 million, or 10.21%, to $355.3 million for the period ended December 31, 1995, from $322.4 million in 1994 and $298.8 million in 1993, while the average rates paid increased to 4.03%.

       Analysis of Net Interest Income. The following table presents information regarding yields on interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for the periods indicated on a tax equivalent basis:

                                                  Year Ended December 31,         Increase   (Decrease)          Change
                                             --------------------------------     ---------------------      -------------
(Dollars in thousands)                           1995        1994        1993       95-94       94-93        95-94   94-93
----------------------                       --------    --------    --------     -------     -------        -----   -----
Interest and fee income(1) ...............   $ 42,000    $ 35,834    $ 33,449     $ 6,166     $ 2,385        17.21%   7.13%
Interest expense .........................     14,304       9,776       9,465       4,528         311        46.32%   3.29%
                                             --------    --------    --------     -------     -------        -----   -----
Net interest income ......................   $ 27,696    $ 26,058    $ 23,984     $ 1,638     $ 2,074         6.29%   8.65%
                                             ========    ========    ========     =======     =======        =====   =====
Average interest earning assets ..........   $435,405    $398,436    $359,937     $36,969     $38,499        99.28%  10.70%
Average interest bearing liabilities .....   $355,335    $322,429    $298,834     $32,906     $23,595        10.21%   7.90%
Average yields earned ....................       9.65%       8.99%       9.29%        .66        (.30)
Average rates paid .......................       4.03%       3.03%       3.16%       1.00        (.13)
Net interest spread ......................       5.62%       5.96%       6.13%       (.34)       (.17)
Net interest margin ......................       6.36%       6.54%       6.66%       (.18)       (.12)

(1) Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis.

       Average Balances and Average Rates Earned and Paid. The following table sets forth, for the periods indicated, information with regard to (i) average balances of assets and liabilities, (ii) the total dollar amounts of interest income on interest earning assets and interest expense on interest bearing liabilities, (iii) resulting yields or costs, (iv) net interest income, and (v) net interest spread. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Loan fees are recognized as income using the interest method over the life of the loan.

                                                                       Year Ended December 31,
                                 ---------------------------------------------------------------------------------------------------
(Dollars in thousands)                            1995                            1994                              1993
                                 --------------------------------  -------------------------------  --------------------------------
                                     Average    Interest               Average  Interest                Average   Interest
                                 Outstanding     Earned/   Yield/  Outstanding   Earned/    Yield/  Outstanding    Earned/    Yield/
                                     Balance        Paid  Rate(1)      Balance      Paid   Rate(1)      Balance       Paid   Rate(1)
                                 -----------   ---------  -------  -----------  --------   -------  -----------   --------   -------
ASSETS:
  Interest earning balances
   due from banks ..............   $   2,998   $     152    5.07%     $  4,394   $   165     3.76%     $    848   $     30     3.54%
  Federal funds sold ...........       9,893         556    5.62         7,248       345     4.76         9,239        373     4.04
  Taxable securities ...........      67,553       4,202    6.22        72,457     4,165     5.75        77,237      5,050     6.54
  Nontaxable securities(2) .....      44,948       4,035    8.98        42,873     3,962     9.24        40,371      3,787     9.38
  Loans, including fees(3) .....     310,013      33,055   10.66       271,464    27,197    10.02       232,242     24,209    10.42
                                   ---------   ---------              --------   -------               --------   --------
   Total interest earning assets     435,405   $  42,000    9.65%      398,436   $35,834     8.99%      359,937   $ 33,449     9.29%
  Allowance for loan loss ......      (4,671)                           (4,213)                          (3,585)
  Premises and equipment .......      15,120                            12,152                            7,944
  Other assets .................      35,465                            32,254                           28,075
                                   ---------                          --------                         --------
    Total assets ...............   $ 481,319                          $438,629                         $392,371
                                   =========                          ========                         ========
LIABILITIES AND
SHAREHOLDERS' EQUITY:
 Savings and interest bearing
  demand deposits ..............   $ 212,718   $   6,643    3.12%     $219,960   $ 5,684     2.58%     $183,940   $  4,935     2.68%
  Certificates of deposit ......     128,444       6,866    5.35        89,676     3,494     3.90       104,701      4,084     3.90
  Short-term borrowings ........       5,383         344    6.39         3,598       151     4.20         3,207        102     3.18
  Long-term borrowings .........       8,790         451    5.13         9,195       447     4.86         6,986        344     4.92
                                   ---------   ---------              --------   -------               --------   --------
    Total interest bearing
     liabilities ...............     355,335      14,304    4.03%      322,429     9,776     3.03%      298,834      9,465     3.16%
  Demand deposits ..............      73,166                            70,729                           57,931
  Other liabilities ............       5,353                             5,251                            3,063
                                   ---------                         ---------                         --------
    Total liabilities ..........     433,854                           398,409                          359,828
  Shareholders' equity .........      47,465                            40,220                           32,543
                                   ---------                         ---------                         --------
    Total liabilities and
      shareholders' equity .....   $ 481,319                         $ 438,629                         $392,371
                                   =========                         =========                         ========
  Net interest income ..........               $  27,696                       $  26,058                          $ 23,984
                                               =========                       =========                          ========
  Net interest spread ..........                            5.62%                            5.96%                             6.13%
                                                            ====                             ====                              ====




(1) Yield rate calculations have been based on more detailed information than presented and therefore may not recompute exactly due to rounding.
(2) Interest earned on nontaxable securities has been computed on a 34 percent tax equivalent basis.
(3) Includes balances for loans held for sale.

       Analysis of Changes in Interest Differential. The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes not due solely to volume or rate are allocated to rate and changes due to new product lines are allocated to volume.

                                                                      Year Ended December 31,
                                             ------------------------------------------------------------------------
                                                      1995 versus 1994                       1994 versus 1993
                                             ----------------------------------     ---------------------------------
                                             Increase (Decrease)                    Increase (Decrease)
                                                   Due To               Total             Due To              Total
                                             -------------------      Increase      -------------------     Increase
(Dollars in thousands)                       Volume        Rate      (Decrease)     Volume       Rate      (Decrease)
                                             ------       ------     ----------     ------      ------     ----------
Interest income:
Interest earning balances due from banks     $  (52)      $   39      $   (13)      $  126     $     9       $  135
Federal funds sold .....................        126           85          211          (80)         52          (28)
Interest income:
  Taxable securities ...................       (282)         319           37         (313)       (572)        (885)
  Nontaxable securities (1) ............        192         (119)          73          235         (60)         175
Loans, including fees on loans .........      3,862        1,996        5,858        4,087      (1,099)       2,988
                                             ------       ------      -------       ------     -------       ------
   Total interest income (1) ...........      3,846        2,320        6,166        4,055      (1,670)       2,385

Interest expense:

Savings and interest bearing demand ....       (187)       1,146          959          965        (216)         749
Certificates of deposit ................      1,512        1,860        3,372         (586)         (4)        (590)
Short-term borrowings ..................         75          118          193           12          37           49
Long-term borrowings ...................        (20)          24            4          109          (6)         103
                                             ------       ------      -------       ------     -------       ------
    Total interest expense .............      1,380        3,148        4,528          500        (189)         311
                                             ------       ------      -------       ------     -------       ------
    Net interest spread (1) ............     $2,466       $ (828)     $ 1,638       $3,555     $(1,481)      $2,074
                                             ======       ======      =======       ======     =======       ======

(1) Tax-exempt income has been adjusted to a tax-equivalent basis at a 34 percent rate.

       Provision for Loan Losses. Bancorp recorded provisions for loan losses of $670,460, $547,500 and $798,000 for the years ended December 31, 1995, 1994 and
1993 respectively. Bancorp incurred net charge-offs of $468,514, $11,516, and $195,889 in 1995, 1994 and 1993 respectively. The allowance for loan losses as a percentage of loan totals at December 31, 1995 and 1994 were 1.39% and 1.60% of total loans, respectively. Bancorp's allowance for loan losses represents 784% of its nonperforming assets as of December 31, 1995, compared to 852% at December 31, 1994.

       Noninterest Income. Noninterest income for the year ended December 31, 1995 was $7,841,833 up from $6,887,809 in 1994 and $6,481,871 in 1993. Service charges on deposit accounts, other service charges, fees and commissions, and Trust revenues increased over the last three years, due to an increased customer base and transaction volumes serviced. In 1995 gains on sales of loans declined $157,313 to $852,954 from $1,010,267 in 1994 which was an increase over $688,932 reported in 1993. In 1994 Bancorp benefited due to the low interest rate environment mainly in the first half of 1994 that increased the refinance activity on loans sold into the secondary market. Additionally, Bancorp increased its gains on sales of loans when Bancorp began selling Small Business Administration (SBA) loans late in 1993. Loan servicing fees increased due to an increase in loans serviced for others. Other noninterest income increased in 1995 due to an increased customer base as well as some non-recurring income. In addition, during 1993 The Commercial Bank sold its Bankcard department and recorded $241,000 in gross revenues from the sale. Securities gains were $7,879 in 1995, losses of $170,464 in 1994 and gains of $142,720 in 1993. Overall increases in noninterest income were due to increased market presence in existing and expanding markets.

       Noninterest Expense. Noninterest expenses have increased during the last three years to $23,283,513 in 1995 from $22,942,319 in 1994 and $20,076,897 in
1993. Increases in salaries, equipment, occupancy, professional fees, marketing, printing and office supplies and other noninterest expenses have been caused mainly by Bancorp's expansion of its branch system and services and the costs associated with entering new markets. Bancorp's branch system grew to 28 office locations at the end of 1995 from 19 at the beginning of 1993. Bancorp intends to continue to grow through strategically placed offices in 1996 and beyond. In general, the opening of new branches results in higher costs for Bancorp which are not offset until a certain level of growth in deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations, until earnings grow to cover overhead. At the end of 1995 Bancorp employed 376 full-time equivalent employees compared to 341 in 1994. Other increases in noninterest expense generally were caused by higher operating activity levels associated with Bancorp's internal growth. Equipment, occupancy and communications expenses also increased in 1995 due to the opening of Bancorp's new data processing facilities. In 1994 Bancorp experienced certain costs associated with the mergers of West Coast Bancorp and Commercial Bancorp as well as the merger of Great Western Bank which became a branch of The Commercial Bank. Merger related expenditures negatively impacted net income by approximately $1 million in 1994. During 1995 Bancorp incurred additional costs as a result of the consolidation and reorganization of certain operating activities. During 1993 The Commercial Bank sold its Bankcard department, and therefore in 1994 ATM and Bankcard expenses were lower. During 1995 expenses in ATM and Bankcard were higher as Bancorp continued to expand the ATM network and The Bank of Newport's Bankcard services and increased its customer base serviced. FDIC deposit insurance expense declined in 1995 due to reductions in insurance premiums charged; the increase in 1994 over 1993 was caused by growth in Bancorp's deposit base.

INCOME TAXES

       Income tax expense for 1995 was $2,853,513 or 28 percent of income before income taxes, 1994 was $2,457,549 or 30 percent of income before income taxes and 1993 was $2,268,060 or 27 percent of income before income taxes. The 1995 income tax expense was positively impacted by a one time state income tax credit of approximately $215,000. The 1994 income tax rate was negatively impacted by costs associated with the mergers that were capitalized for income tax purposes; with the resulting impact of approximately $383,000. It is anticipated that Bancorp's tax expense will increase in future years both due to increased income before income taxes and a smaller percentage of Bancorp's income being generated from tax exempt items.

INTEREST RATE SENSITIVITY

       Bancorp uses asset/liability modeling to estimate the degree of interest rate risk inherent in its mix of interest earning assets and interest bearing liabilities. Bancorp's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Bancorp is liability sensitive, meaning that interest bearing liabilities mature or reprice more quickly than interest earning assets in a given period, therefore, a significant increase in market rates of interest could adversely affect net interest income. In contrast, a declining rate environment could favorably impact Bancorp's margin. Bancorp's strategy will be to continue to counter this condition by shortening its investment portfolio maturities, through increased activity in variable rate loan products, and by focusing efforts to extend maturities on its deposit and borrowings base. Bancorp also has placed increased emphasis on its noninterest revenue products to additionally stabilize the earnings strength of the institution.

       Interest Rate Sensitivity (Gap) Table. The following table sets forth the estimated maturity and repricing and the resulting interest rate gap between interest earning assets and interest bearing liabilities at December 31, 1995. The amounts in the table are derived from internal data from the Banks. The amounts shown below could also be significantly affected by external factors such as changes in the prepayments assumption, early withdrawals of deposits, and competition.

                                                     Estimated Maturity or Repricing at December 31, 1995
                                                 ------------------------------------------------------------------------
                                                                                                 Due After
(Dollars in thousands)                           0-3 Months     4-12 Months      1 -5 Years     Five Years          Total
----------------------                           ----------     -----------      ----------     ----------       --------
Interest Earning Assets
  Interest earning balances due
    from banks ..............................     $   2,287            --              --             --         $  2,287
  Federal funds sold ........................         7,649            --              --             --            7,649
  Investments available for sale ............        13,882           9,169          53,985         39,141        116,177
  Loans held for sale .......................           836            --              --             --              836
  Loans, including fees .....................       138,055          47,763         125,210         28,884        339,912
                                                  ---------        --------        --------       --------       --------
    Total interest earning assets ...........     $ 162,709        $ 56,932        $179,195       $ 68,025        466,861
                                                  =========        ========        ========       ========       ========
  Allowance for loan loss ...................                                                                      (4,721)
  Cash and due from banks ...................                                                                      30,622
  Other assets ..............................                                                                      23,885
                                                                                                                 --------
     Total assets ...........................                                                                    $516,647
                                                                                                                 ========
Interest Bearing Liabilities:
  Savings and interest demand deposits ......     $ 123,626        $ 15,562        $ 89,886           --         $229,074
  Certificates of deposit ...................        53,730          66,039           9,954             25        129,748
  Borrowings ................................         8,391           1,393           6,524            457         16,765
                                                  ---------        --------        --------       --------       --------
     Total interest bearing liabilities .....     $ 185,747        $ 82,994        $106,364       $    482       $375,587
                                                  =========        ========        ========       ========       ========
  Other liabilities .........................                                                                      87,862
  Shareholders' equity ......................                                                                      53,198
                                                                                                                 --------
   Total liabilities & shareholders' equity                                                                      $516,647
                                                                                                                 ========
  Interest sensitivity gap ..................       (23,038)        (26,062)         72,831         67,543         91,274

  Cumulative interest sensitivity gap .......       (23,038)        (49,100)         23,731         91,274

  Cumulative interest sensitivity gap
      as a percentage of total assets .......         (4.46)%         (9.50)%          4.59%         17.67%

       Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities and periods of repricing, they may react differently to changes in market interest rates. Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates. Additionally, certain assets have features that restrict changes in the interest rates of such assets, both on a short-term basis and over the lives of such assets. The Gap table presented above is based on maturities and next repricing dates and additionally takes into account contractual loan repayments. In the event of a change in market interest rates, prepayments and early withdrawals could cause significant deviation from the stated maturities and repricings.

LIQUIDITY AND SOURCES OF FUNDS

       Bancorp's primary sources of funds are customer deposits, maturities of investment securities, sales of "available for sale" securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle
(FHLB), and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

       Deposits are Bancorp's primary source of new funds. Total deposits were $442.1 million at December 31, 1995, up from $379.6 million at December 31, 1994 of which $129.7 million were in certificates of deposits. Bancorp does not generally accept brokered deposits. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of quality products. Increases over the period are due to the opening of new branch facilities, marketing efforts, and new business development programs initiated by Bancorp.

       Management anticipates that Bancorp will continue relying on customer deposits, maturity of investment securities, sales of "available for sale" securities, loan sales, loan repayments, net income, Federal Funds markets, and FHLB borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will most likely be Federal Funds purchased and borrowings from the FHLB.

CAPITAL RESOURCES

       The Federal Reserve Bank (FRB) and Federal Deposit Insurance Corporation
(FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of December 31, 1995, Bancorp and all of its subsidiary banks are considered "Well Capitalized" per the regulatory risk based capital guidelines.

       As the following table indicates, Bancorp currently exceeds the regulatory minimum capital ratio requirements.

                                                             December 31, 1995
                                                         -------------------------
(Dollars in thousands)                                    Amount             Ratio
----------------------                                   --------            -----
Tier 1 capital .....................................     $ 51,193            13.57%
Tier 1 capital minimum requirement .................       15,085             4.00
                                                         --------            -----
   Excess Tier 1 capital ...........................     $ 36,108             9.57%
                                                         ========
Total capital ......................................     $ 55,908            14.82%
Total capital minimum requirement ..................       30,171             8.00
                                                         --------            -----
   Excess total capital ............................     $ 25,737             6.82%
                                                         ========

Risk-adjusted assets ...............................     $377,138
                                                         ========
Leverage ratio .....................................                         10.07%
Minimum leverage requirement .......................                          3.00
                                                                             -----

   Excess leverage ratio ...........................                          7.07%
                                                                             =====

Adjusted total assets ..............................     $508,795
                                                         ========

       Shareholders' equity increased to $53.2 million at December 31, 1995 from $44.2 million at December 31, 1994 an increase of $9.0 million, or 20.36%, over that period of time. During July 1994 Bancorp received net proceeds of $5.1 million in a public offering of 455,400 shares of common stock. The net proceeds are available to Bancorp and the Banks to support expansion either through the opening of new branches or the acquisition of existing facilities. In addition to pursuing growth in the banking industry, Bancorp has and may continue to use a portion of the proceeds to pursue opportunities to acquire or establish financial service related companies in Oregon and adjacent markets and especially the Portland metropolitan area and vicinity, that would allow for continued diversification of asset mix and revenue streams. At December 31, 1995, Bancorp's shareholders' equity, as a percentage of total assets, was 10.30%, compared to 9.79% at December 31, 1994. The increase was primarily a result of income recognition and the increased net value of Bancorp's available for sale investment portfolio out pacing asset growth. In a rising interest rate environment, the value of Bancorp's available for sale portfolio will decline thus negatively impacting equity, the opposite would occur in a falling rate environment. Equity grew at 20.36% over the period from December 31, 1994 to December 31, 1995, while assets grew by 14.36% over the same period.

INVESTMENT PORTFOLIO

       The following table shows the amortized cost and fair value of Bancorp's investments.

(Dollars in thousands)              1995                     1994                    1993
----------------------      ---------------------    ---------------------   ---------------------
                            Amortized                Amortized               Amortized
Available for sale               Cost  Fair Value         Cost  Fair Value        Cost  Fair Value
------------------          ---------  ----------    ---------  ----------   ---------  ----------

U.S. Treasury securities .   $ 17,714    $ 17,741      $20,774     $20,351     $27,697     $27,865
U.S. Agency securities ...     35,258      35,731       21,835      21,407      19,966      20,397
Obligations of state and .     43,585      45,929        7,671       7,215       8,322       8,544
 political subdivisions ..
Other Securities .........     16,828      16,776       12,667      12,040      16,019      16,363
                             --------    --------      -------     -------     -------     -------
   Total .................   $113,385    $116,177      $62,947     $61,013     $72,004     $73,169
                             ========    ========      =======     =======     =======     =======

                                    1995                     1994                    1993
                            ---------------------    ---------------------   ---------------------
                            Amortized                Amortized               Amortized
Held to maturity                 Cost  Fair Value         Cost  Fair Value        Cost  Fair Value
----------------            ---------  ----------    ---------  ----------   ---------  ----------

U.S. Treasury securities .    $  --       $  --        $ 4,680     $ 4,362     $ 5,627     $ 5,606
U.S. Agency securities ...       --          --          5,872       5,798       2,000       2,071
Obligations of state and .                              38,316      38,474      34,794      37,650
 political subdivisions ..       --          --
Other Securities .........       --          --          7,983       7,934      11,589      12,211
                              -----       -----        -------     -------     -------     -------
   Total .................    $  --       $  --        $56,851     $56,568     $54,010     $57,538
                              =====       =====        =======     =======     =======     =======


At December 31, 1995, the gross unrealized loss on the investment portfolio was $329,000 representing .29%of the total portfolio. Management has no current plans to sell any of these securities that would result in a material impact on the results of operation.

       The following table summarized the contractual maturities and weighted average yields of investment securities.

(Dollars in thousands)           One                                    After 5            Due
                                 Year or            One Thru            thru               after 10
December 31, 1995                Less       Yield   5 Years     Yield   10 Yrs     Yield   Years      Yield   Total      Yield
-----------------                -------    -----   --------    -----   -------    -----   -------    -----   --------   -----
U.S. Treasury securities .....   $ 9,650    4.93%   $ 8,091     5.45%   $  --        --%   $  --       --%    $ 17,741   5.17%
U.S. Agency securities .......     6,541    6.53     25,048     6.67      4,142    7.65       --       --       35,731   6.76
Obligations of state and
 political subdivisions(1) ...     2,762    8.40      9,565     9.07     19,337    9.07     14,265    8.92      45,929   8.98
Other Securities (2) .........     4,098    4.48     11,281     6.65        987    6.04        410    7.74      16,776   6.10
                                 -------    ----    -------     ----    -------    ----    -------    ----    --------   ----
   Total (1) .................   $23,051    5.72%   $53,985     6.91%   $24,466    8.71%   $14,675    8.89%   $116,177   6.52%
                                 =======    ====    =======     ====    =======    ====    =======    =====   ========   ====


(1) Yields are stated on a federal tax-equivalent basis at 34 percent.
(2) Does not reflect anticipated maturity from prepayments on mortgage-based and asset-based securities. Anticipated lives are shorter than contractual maturities.

LENDING AND CREDIT MANAGEMENT

       Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 64.88% of total assets as of December 31, 1995. Although the Banks strive to serve the credit needs of their service areas, the primary focus is on real estate related and commercial credits. The Banks make substantially all of their loans to customers located within the Banks' service areas. The Banks have no loans defined as highly leveraged transactions by the FRB.

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

       The Banks manage the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents the composition of the loan portfolio.

                                                         Year Ended December 31,
                            -------------------------------------------------------------------------------------------------------
                                    1995                 1994                 1993                 1992                 1991
                            -------------------  -------------------  -------------------  -------------------  -------------------
(Dollars in thousands)      Amount      Percent  Amount      Percent  Amount      Percent  Amount      Percent  Amount      Percent
----------------------      ---------   -------  ---------   -------  ---------   -------  ---------   -------  ---------   -------
Commercial loans ........   $ 100,179    29.89%  $  86,406    31.03%  $  81,854    32.38%  $  72,167    32.79%  $  73,175    35.84%
Real estate-construction       31,310     9.34      23,796     8.55      24,675     9.76      10,816     4.91       7,173     3.51
Real estate-mortgage ....      36,164    10.79      34,961    12.55      39,696    15.71      34,899    15.86      33,149    16.23
Real estate-commercial ..     122,992    36.69      97,617    35.06      67,607    26.75      60,447    27.46      44,281    21.69
Installment and other
consumer ................      49,267    14.70      40,206    14.43      42,906    16.98      45,160    20.52      49,282    24.14
                            ---------   ------   ---------   ------   ---------   ------   ---------   ------   ---------   ------
   Total loans ..........     339,912   101.41     282,986   101.62     256,738   101.58     223,489   101.54     207,060   101.41

Allowance for loan loss .      (4,721)   (1.41)     (4,519)   (1.62)     (3,983)   (1.58)     (3,380)   (1.54)     (2,871)   (1.41)
                            ---------   ------   ---------   ------   ---------   ------   ---------   ------   ---------   ------

   Total loans, net .....   $ 335,191   100.00%  $ 278,467   100.00%  $ 252,755   100.00%  $ 220,109   100.00%  $ 204,189   100.00%
                            =========   ======   =========   ======   =========   ======   =========   ======   =========   ======

       The maturity distribution of selected categories of Bancorp's loan portfolio at December 31, 1995, and the interest sensitivity are estimated in the following table.

                                                   Commercial        Real Estate
(Dollars in thousands)                               Loans          Construction         Total
----------------------                             ----------       ------------       --------
Maturity distribution:
  Due within one year ..........................    $ 73,623           $29,973         $103,596
  Due after one through five years .............      23,102             1,337           24,439
  Due after five years .........................       3,454                --            3,454
                                                    --------           -------         --------
    Total ......................................    $100,179           $31,310         $131,489
                                                    ========           =======         ========

Interest sensitivity:
 Fixed-interest rate loans .....................    $ 32,827           $ 3,980         $ 36,807
 Floating or adjustable interest rate loans(1) .      67,352            27,330           94,682
                                                    --------           -------         --------
     Total .....................................    $100,179           $31,310         $131,489
                                                    ========           =======         ========


(1) Some loans contain provisions which place maximum or minimum limits on interest rate charges.

       The Banks manage the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to nonperforming assets.

                                                         December 31,
                                            ------------------------------------------
 (Dollars in thousands)                     1995    1994     1993      1992      1991
                                            ----    ----    ------    ------    ------
Loans on nonaccrual status .............    $591    $476    $1,138    $1,984    $1,883
Loans past due 90 days or more
  but not on nonaccrual status .........      10      23       223       376       117
Other real estate owned ................       1      31       607       335       749
                                            ----    ----    ------    ------    ------
  Total nonperforming assets ...........    $602    $530    $1,968    $2,695    $2,749
                                            ====    ====    ======    ======    ======
Percentage of nonperforming assets to
  total assets .........................     .12%    .12%      .46%      .71%      .77%

       Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest is doubtful or when the principal or interest payment becomes 90 days past due. For such loans previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received. Interest income foregone on nonaccrual loans was approximately $68,007 at December 31, 1995.

       At December 31, 1995, there was no concentration of loans exceeding 10 percent of the total loans to a multiple number of borrowers engaged in a similar business.

LOAN LOSS ALLOWANCE AND PROVISION

       The provision for loan losses charged to operating expense is based on the Banks' loan loss experience and such other factors that, in management's judgment, deserve recognition in estimating loan losses. Management monitors the loan portfolio to ensure that the allowance for loan losses is adequate to cover outstanding loans. In determining the allowance for loan losses, management considers the level of non-performing loans, loan mix, loan growth, historical loss experience for each loan category, potential economic influences, and other relevant factors related to the loan portfolio. The following table summarizes the Banks allowance for loan loss and charge-off and recovery activity.

                                                                            December 31,
                                                 -----------------------------------------------------------------
(Dollars in thousands)                              1995          1994          1993          1992          1991
----------------------                           ---------     ---------     ---------     ---------     ---------
Loans outstanding at end of period ..........    $ 339,912     $ 282,986     $ 256,739     $ 223,490     $ 207,060
Average loans outstanding during the period .    $ 309,267     $ 270,817     $ 231,582     $ 216,640     $ 185,129

Allowance for loan loss,beginning of period .    $   4,519     $   3,983     $   3,381     $   2,871     $   2,315
Recoveries ..................................           52           318           239           128           100
Loans charged off ...........................         (520)         (329)         (435)         (822)         (488)
                                                 ---------     ---------     ---------     ---------     ---------
   Net loans charged off ....................         (468)          (11)         (196)         (694)         (388)
Provision for possible loan loss ............          670           547           798         1,204           944
                                                 ---------     ---------     ---------     ---------     ---------
Allowance for loan loss end of period .......    $   4,721     $   4,519     $   3,983     $   3,381     $   2,871
                                                 =========     =========     =========     =========     =========

Ratio of net loans charged off to average
        loans outstanding ...................          .15%          .00%          .08%          .32%          .21%

       As of December 31, 1995, Bancorp had an agricultural loan with an outstanding balance of $1.5 million that had been written down by $150,000 due to the then projected value of the associated crop. During the first quarter of 1996, the loan is being further written down by $320,000 due to continued declines in the crop value. Should the crop value continue to decline, additional write downs of the loan balance may be required. The loan is also being placed on nonaccrual status. This is a special agricultural loan and is the only one within Bancorp with this specific type of crop. Bancorp feels that it is an isolated situation, and that reserves are adequate to cover the losses. It is anticipated that increases to the regular provision for loan losses may be needed to maintain the reserves at appropriate levels. Due to forecasted loan growth, Bancorp had already planned for increases to the regular provision for loan losses.

       Management does not normally allocate the allowance for loan loss to specific loan categories. An allocation to major categories as of December 31, 1995 is made below for presentation purposes only. This allocation process does not necessarily measure anticipated future credit losses; rather, it seeks to measure management's current assessment of perceived credit loss exposure and the impact of current and anticipated economic conditions.

                                                                      Ratio of
                                                                    category of
                                                                    outstanding
(Dollars in thousands)                             Amount            total loans
----------------------                             ------           ------------
Commercial ..................................      $1,795               38.02%
Real Estate .................................       2,075               43.95
Installment and other consumer ..............         851               18.03
                                                   ------              ------
  Total .....................................      $4,721              100.00%
                                                   ======              ======

       Total Deposits and Borrowings. The following table summarizes the average amount of, and the average rate paid on, each of the deposit and borrowing categories for the periods shown.

                                                                Year Ended December 31,
                                         --------------------------------------------------------------------
                                                 1995                    1994                   1993
                                         ---------------------   ---------------------   --------------------
(Dollars in thousands)                    Amount     Rate Paid    Amount     Rate Paid    Amount    Rate Paid
                                         --------    ---------   --------    ---------   --------   ---------
Demand ...............................   $ 73,166        --      $ 70,729        --      $ 57,931       --
Savings and interest bearing demand ..    212,718      3.12%      219,960      2.58%      183,940     2.68%
Certificates of deposit ..............    128,444      5.35%       89,676      3.90%      104,701     3.90%
Short-term borrowings ................      5,383      6.39%        3,598      4.20%        3,207     3.18%
Long-term borrowings .................      8,790      5.13%        9,195      4.86%        6,986     4.92%
                                         --------                --------                --------
   Total deposits and borrowings .....   $428,501                $393,158                $356,765
                                         ========                ========                ========

       As of December 31, 1995 time deposit liabilities are presented below at the earlier of the next repricing date or maturity.

                                                           Time Deposits of
                                                         $100,000 or More (1)       All Other Time Deposits(2)
                                                        ---------------------       --------------------------

(Dollars in thousands)                                   Amount      Percent            Amount      Percent
----------------------                                  -------      -------           -------      -------
Reprice/mature in three months or less ..............   $ 9,543       30.77%           $44,187       44.76%
Reprice/mature after three months through six mths ..    14,992       48.33             20,595       20.86
Reprice/mature after six months through one year ....     5,884       18.97             24,568       24.88
Reprice/mature after one year through five years ....       600        1.93              9,354        9.47
Reprice/mature after five years .....................        --          --                 25         .03
                                                        -------      ------            -------      ------
  Total .............................................   $31,019      100.00%           $98,729      100.00%
                                                        =======      ======            =======      ======

(1) Time deposits of $100,000 or more represent 7.02% of total deposits as of December 31, 1995.
(2) All other time deposits represent 22.33% of total deposits as of December 31, 1995.

       As of December 31, 1995 other borrowings had the following times remaining to maturity.

                                         Due in       Due after       Due after
                                         three       three months     one year
                                         months        through         through       Due after
(Dollars in thousands)                   or less       one year      five years     five years       Total
----------------------                   -------     ------------    ----------     ----------      -------
Federal funds purchased ............     $   --         $   --         $   --          $ --         $    --
Other short-term borrowings ........      7,927             --             --            --           7,927
Long-term borrowings ...............        464          1,393          6,524          $457           8,838
                                         ------         ------         ------          ----         -------
   Total borrowings ................     $8,391         $1,393         $6,524          $457         $16,765
                                         ======         ======         ======          ====         =======

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

       The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

                                                                  PAGE

Report of Independent Public Accountants .....................     25
Consolidated Balance Sheets ..................................     26
Consolidated Statements of Income ............................     27
Consolidated Statements of Cash Flows ........................     28
Consolidated Statements of Shareholders' Equity ..............     29
Notes to Consolidated Financial Statements ...................     30

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of West Coast Bancorp:

       We have audited the accompanying consolidated balance sheets of West Coast Bancorp (an Oregon corporation) and subsidiaries as of December 31, 1995, and 1994, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of West Coast Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 1995, and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.



ARTHUR ANDERSEN LLP

Portland, Oregon
January 30, 1996

                               WEST COAST BANCORP
                           CONSOLIDATED BALANCE SHEETS

Year ended December 31,                                                       1995                     1994
---------------------------------------------------------------------------------------------------------------
                                     ASSETS

Cash and cash equivalents:
  Cash and due from banks .........................................      $  30,621,724            $  25,047,417
  Interest-bearing deposits in other banks ........................          2,286,848                3,118,272
  Federal funds sold ..............................................          7,648,678                5,474,071
                                                                         -------------            -------------
     Total cash and cash equivalents ..............................         40,557,250               33,639,760

Investment securities:
  Investments available for sale ..................................        116,176,809               61,012,883
  Investments held to maturity ....................................                 --               56,851,658
                                                                         -------------            -------------
     Total investment securities (notes 2 and 3) ..................        116,176,809              117,864,541

Loans held for sale ...............................................            836,399                       --

Loans (note 4) ....................................................        339,912,341              282,986,234
Allowance for loan loss (note 4) ..................................         (4,721,213)              (4,519,267)
                                                                         -------------            -------------
     Loans, net ...................................................        335,191,128              278,466,967

Premises and equipment, net (note 5) ..............................         15,608,855               13,687,173
Intangible assets .................................................            283,290                  369,390
Other assets ......................................................          7,993,495                7,743,941
                                                                         -------------            -------------
     Total assets .................................................      $ 516,647,226            $ 451,771,772
                                                                         =============            =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
  Demand ..........................................................      $  83,278,388            $  72,334,774
  Savings and interest-bearing demand .............................        229,074,600              213,181,825
  Certificates of deposits (note 8) ...............................        129,747,628               94,103,406
                                                                         -------------            -------------
     Total deposits ...............................................        442,100,616              379,620,005

Short-term borrowings:
  Federal funds purchased .........................................                 --                6,860,000
  Other short-term borrowings (note 6) ............................          7,927,000                7,955,000
                                                                         -------------            -------------
     Total short-term borrowings ..................................          7,927,000               14,815,000

Other liabilities .................................................          4,584,136                4,559,377
Long-term borrowings (note 6) .....................................          8,837,763                8,545,699
                                                                         -------------            -------------
     Total liabilities ............................................        463,449,515              407,540,081

Commitments and contingent liabilities (notes 10 and 11)

STOCKHOLDERS' EQUITY
Preferred stock, no par value; none issued;
     10,000,000 shares authorized
Common stock; no par value  15,000,000 shares authorized;
  shares issued and outstanding, 4,804,441, and 4,359,583
   respectively (note 9) ..........................................          6,005,551                5,449,479
Additional paid-in capital ........................................         32,614,692               25,432,849
Retained earnings .................................................         12,856,449               14,540,734
Net unrealized gains (losses) on investments available for
   sale (note 2) ..................................................          1,721,019               (1,191,371)
                                                                         -------------            -------------
     Total stockholders' equity ...................................         53,197,711               44,231,691
                                                                         -------------            -------------
     Total liabilities and stockholders' equity ...................      $ 516,647,226            $ 451,771,772
                                                                         =============            =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                               WEST COAST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31,                                       1995                1994               1993
------------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans ...........................    $33,055,409         $27,197,077        $24,209,348
Interest on taxable investment securities ............      4,201,931           4,165,272          5,049,532
Interest on nontaxable investment securities .........      2,662,802           2,614,335          2,499,654
Interest from other banks ............................        151,914             165,377             29,881
Interest on federal funds sold .......................        555,843             345,043            372,685
                                                          -----------         -----------        -----------
     Total interest income ...........................     40,627,899          34,487,104         32,161,100

INTEREST EXPENSE
Savings and interest-bearing demand ..................      6,642,960           5,683,451          4,934,563
Certificates of deposit ..............................      6,865,768           3,493,743          4,084,475
Short-term borrowings ................................        343,789             151,334            102,416
Long-term borrowings .................................        451,128             447,268            343,807
                                                          -----------         -----------        -----------
     Total interest expense ..........................     14,303,645           9,775,796          9,465,261
                                                          -----------         -----------        -----------
NET INTEREST INCOME ..................................     26,324,254          24,711,308         22,695,839

PROVISION FOR LOAN LOSS (Note 4) .....................        670,460             547,500            798,000
                                                          -----------         -----------        -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS ....     25,653,794          24,163,808         21,897,839

NONINTEREST INCOME
Service charges on deposit accounts ..................      2,385,938           2,271,084          2,311,469
Other service charges, commissions, and fees .........      2,214,167           1,842,062          1,154,947
Trust revenue ........................................      1,268,587           1,205,973          1,078,367
Gains on sales of loans ..............................        852,954           1,010,267            688,932
Loan servicing fees ..................................        491,855             449,795            322,487
Other ................................................        620,453             279,092            782,949
Net gains (losses) on sales of securities ............          7,879            (170,464)           142,720
                                                          -----------         -----------        -----------
     Total noninterest income ........................      7,841,833           6,887,809          6,481,871

NONINTEREST EXPENSE
Salaries and employee benefits .......................     13,093,850          12,110,658         11,000,849
Equipment ............................................      1,890,516           1,669,916          1,534,834
Occupancy ............................................      1,759,799           1,563,080          1,338,486
Professional fees ....................................      1,302,609           1,949,768          1,281,172
ATM and bankcard .....................................        784,287             643,313            781,742
Marketing ............................................        671,790             648,275            562,192
Printing and office supplies .........................        649,307             524,279            528,188
FDIC Insurance .......................................        451,062             820,704            757,913
Communications .......................................        560,245             404,227            350,420
Other noninterest expense ............................      2,120,048           2,608,099          1,941,101
                                                          -----------         -----------        -----------
     Total noninterest expense .......................     23,283,513          22,942,319         20,076,897
                                                          -----------         -----------        -----------
INCOME BEFORE INCOME TAXES ...........................     10,212,114           8,109,298          8,302,813
PROVISION FOR INCOME TAXES (Note 7) ..................      2,853,519           2,457,549          2,268,060
                                                          -----------         -----------        -----------
NET INCOME ...........................................    $ 7,358,595         $ 5,651,749       $  6,034,753
                                                          ===========         ===========       ============

EARNINGS PER COMMON SHARE ............................    $      1.53         $      1.24       $       1.39
                                                          ===========         ===========       ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                               WEST COAST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,                                                    1995               1994               1993
------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................     $  7,358,595       $  5,651,749       $  6,034,753
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization of premises and equipment .......        1,153,841          1,010,347            889,436
  Amortization of intangibles ...................................           86,100             86,100             86,100
  Net (gains) losses on sales of investments ....................           (7,879)           170,464           (142,720)
  Provision for loan losses .....................................          670,460            547,500            798,000
  Increase in interest receivables ..............................         (684,544)          (135,214)          (116,733)
  Decrease (increase) in other assets ...........................          434,990         (1,573,021)           560,465
  Increase (decrease) in interest payable .......................          242,402           (146,357)           107,601
  (Decrease) increase in other liabilities ......................         (217,643)          (115,994)         1,889,796
                                                                      ------------       ------------       ------------
   Net cash provided by operating activities ....................        9,036,322          5,495,574         10,106,698

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities:
  Available for sale ............................................       27,921,500         30,447,335               --
  Held to maturity ..............................................        9,896,579          9,748,139         39,398,565
Proceeds from sales of investment securities:
  Available for sale ............................................        3,368,709         10,329,000               --
  Held to maturity ..............................................             --            1,881,000          8,476,000
Purchase of investment securities:
  Available for sale ............................................      (33,412,688)       (30,414,344)              --
  Held to maturity ..............................................       (3,166,099)       (14,470,386)       (58,448,861)
Loans made to customers greater than
  principal collected on loans ..................................      (58,231,020)       (25,400,610)       (34,302,656)
Capital expenditures ............................................       (3,075,523)        (4,735,780)        (2,689,548)
                                                                      ------------       ------------       ------------
   Net cash used in net investing activities ....................      (56,698,542)       (22,615,646)       (47,566,500)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand, savings and
  interest-bearing transaction accounts .........................       26,836,389         13,512,371         44,347,801
Net increase (decrease) in proceeds from sales
  of certificates of deposits greater than
  payments for maturing time deposits ...........................       35,644,222         (2,286,917)       (15,984,337)
Proceeds from long-term borrowings ..............................        2,000,000          1,000,000         10,000,000
Payments on long-term borrowings ................................       (1,707,936)        (1,549,539)          (904,762)
Net increase (decrease) in short-term borrowings ................       (6,888,000)         2,495,000          6,523,000
Sales (purchases) of common stock, net ..........................          103,440          5,043,356           (592,379)
Dividends paid and cash paid for fractional shares ..............       (1,408,405)        (1,150,514)          (999,692)
                                                                      ------------       ------------       ------------
   Net cash provided by financing activities ....................       54,579,710         17,063,757         42,389,631

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............        6,917,490            (56,315)         4,929,829
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................       33,639,760         33,696,075         28,766,246
                                                                      ------------       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ........................     $ 40,557,250       $ 33,639,760       $ 33,696,075
                                                                      ============       ============       ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                    Unrealized
                                                                                                      Gains
                                                                                                     (Losses)
                                                                                                        on
                                                                     Additional                     Investments
                                              Common Stock            Paid-In         Retained       Available
                                          Shares        Amount        Capital         Earnings       For Sale          Total
                                        ------------------------    ------------    ------------    -----------    ------------
BALANCE, December 31, 1992              2,993,046    $ 3,741,308    $ 16,010,454    $ 11,684,027    $      --      $ 31,435,789

Net income                                   --             --              --         6,034,753           --         6,034,753
Net unrealized gains on investments
  available for sale                         --             --              --              --          432,469         432,469
Cash dividends, $.23 per common
  share                                      --             --              --          (999,120)          --          (999,120)
Purchase of stock at cost                 (83,230)      (104,038)     (1,011,819)           --             --        (1,115,857)
Sale of stock                              25,101         31,376         282,000            --             --           313,376
Sale of common stock pursuant to
  stock option plans                       22,718         28,397         181,705            --             --           210,102
10 percent stock dividend                  52,484         65,605       1,246,490      (1,312,095)          --              --
Cash paid for fractional shares              --             --              --              (572)          --              (572)
                                        ---------    -----------    ------------    ------------    -----------    ------------

BALANCE, December 31, 1993              3,010,119      3,762,648      16,708,830      15,406,993        432,469      36,310,940

Net income                                   --             --              --         5,651,749           --         5,651,749
Net unrealized losses on investments
available for sale                           --             --              --              --       (1,623,840)     (1,623,840)
Cash dividends, $.24 per common
  share                                      --             --              --        (1,149,105)          --        (1,149,105)
Purchase of stock at cost                 (25,290)       (31,613)       (364,500)           --             --          (396,113)
Sale of stock                              22,922         28,653         334,452            --             --           363,105
Sale of common stock pursuant to
  stock option plans                        2,078          2,598          17,323            --             --            19,921
10 percent stock dividend                 296,860        371,075       4,996,419      (5,367,494)          --              --
Stock split in the form of a
  100 percent dividend                    638,894        798,618        (798,618)           --             --              --
Cash paid for fractional shares              --             --              --            (1,409)          --            (1,409)
Issuance of common stock in
  public offering                         414,000        517,500       4,538,943            --             --         5,056,443
                                        ---------    -----------    ------------    ------------    -----------    ------------

BALANCE, December 31, 1994              4,359,583      5,449,479      25,432,849      14,540,734     (1,191,371)     44,231,691

Net income                                   --             --              --         7,358,595            --        7,358,595
Net unrealized gains on investments
  available for sale                         --             --              --              --        2,912,390       2,912,390
Cash dividends $.29 per common
  share                                      --             --              --        (1,395,569)          --        (1,395,569)
Sale of stock                               5,699          7,124          82,286            --             --            89,410
Sale of common stock pursuant to
  stock option plans                        3,167          3,958          10,072            --             --            14,030
10 percent stock dividend                 436,276        545,345       7,089,485      (7,634,830)          --              --
Cash paid for fractional shares              (284)          (355)           --           (12,481)          --           (12,836)
                                        ---------    -----------    ------------    ------------    -----------    ------------
 BALANCE, December 31, 1995             4,804,441    $ 6,005,551    $ 32,614,692    $ 12,856,449    $ 1,721,019    $ 53,197,711
                                        =========    ===========    ============    ============    ===========    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Principles of Consolidation. The accompanying consolidated financial statements include the accounts of West Coast Bancorp (Bancorp) and its wholly-owned subsidiaries, The Commercial Bank, The Bank of Newport, and Valley Commercial Bank, (the Banks) after elimination of intercompany transactions and balances.

       Nature of Operations. Bancorp operates 28 branch office locations in Oregon. The Banks activities include the usual lending and deposit functions of commercial banks. The Commercial Bank also has a Trust Department which provides agency, trust and related services.

       Investment Securities. Bancorp adopted Financial Accounting Standards Board Statement SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities" as of December 31, 1993. Under the standard, investment securities are classified as either available for sale or held to maturity. Available for sale securities are carried at fair value with unrealized gains and losses, net of any tax effect, added to or deducted directly from stockholders' equity. Held to maturity securities are carried at amortized cost.

       Loans Held for Sale. Loans held for sale are carried at the lower of cost or market. Market value is determined in the aggregate.

       Loans. Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest is doubtful or when the principal or interest payment becomes 90 days past due. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received. Loan fees are offset against operating expense to the extent these fees cover the direct expense of originating loans. Fees in excess of origination costs are deferred and amortized to income over the related loan period.

       Accounting Changes. In May 1993, the Financial Accounting Standards Board issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and in October 1994 issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition Disclosures, an amendment to SFAS No. 114." They require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. These statements exclude loans that are currently measured at fair value or at lower of cost or fair value, leases and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment. These statements apply to financial statements for fiscal years beginning after December 31, 1994. The implementation of the statements did not have a material effect on Bancorp's reported financial position or net income in 1995.

       In May 1995, FASB issued SFAS No. 122, "Accounting to Mortgage Servicing Rights", which requires recognition as separate assets rights to service mortgage loans for others, however those rights are acquired. It further requires the assessment of its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment should be recognized through a valuation allowance. This statement applies to financial statements for fiscal years beginning after December 15, 1995. Management believes that implementation of this statement will not have a material effect on Bancorp's reported financial position or net income.

       Allowance for Loan Loss. The allowance for loan loss is based on management's estimates. Actual losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known. Losses are charged and recoveries are credited to the allowance.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

       Premises and Equipment. Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed on the straight-line method over the estimated useful lives of the related assets. Improvements are capitalized and depreciated over their estimated useful lives. Minor repairs, maintenance, and improvements are charged to operations as incurred. When property is replaced or otherwise disposed of, the cost of such assets and the related accumulated depreciation are removed from their respective accounts. Related profit or loss, if any, is recorded in the Consolidated Statement of Income.

       Other Borrowings. Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short-term borrowed funds consist of term federal funds purchased and other such borrowings that mature within 1 to 120 days from the transaction date, other long-term borrowed funds extend beyond 120 days.

       Income Taxes. In 1993, Bancorp adopted the SFAS No. 109, "Accounting for Income Taxes." Under the standard, income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in Bancorp income tax returns. The deferred tax provision for the year is equal to the net change in the deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The cumulative effect of this change as of January 1, 1993 did not have a material effect on Bancorp's reported financial position or net income.

       Trust Department Assets. Assets (other than cash deposits) held by Commercial Bank in fiduciary or agency capacities for its trust customers are not included in the accompanying consolidated balance sheets, since such items are not assets of The Commercial Bank.

       Earnings Per Share. Earnings per share computations are based on the weighted average common stock equivalent shares outstanding during the year. The shares used in calculating earnings per share were 4,803,461, 4,561,154, and 4,337,086 for December 31, 1995, 1994, and 1993, respectively. The shares used in calculating earnings per share have been restated to reflect all stock dividends paid as well as the two-for-one stock split in the form of a 100 percent stock dividend distributable June 8, 1994.

       Supplemental Cash Flow Information. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

       Bancorp paid $14,061,000, $10,187,000, and $8,921,000, for interest in
1995, 1994, and 1993, respectively. Income taxes paid were $2,629,000, $2,199,000, and $2,734,000 in 1995, 1994, and 1993, respectively.

       Use Of Estimates In The Preparation Of Financial Statements. The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

       Reclassifications. Certain reclassification of prior year amounts have been made to conform to current classifications.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 2.    INVESTMENT SECURITIES

 (Dollars in thousands)                                                   AVAILABLE FOR SALE
 ----------------------                           ---------------------------------------------------------------
                                                                      Unrealized       Unrealized
 1995                                             Amortized Cost     Gross Gains     Gross Losses      Fair Value
 ----                                             --------------     -----------     ------------      ----------
 U.S. Treasury securities ......................        $ 17,714      $       75        $      48       $  17,741
 U.S. Government agency securities .............          35,258             489               16          35,731
 Corporate securities ..........................           4,748              57                2           4,803
 Mortgage-backed securities ....................           9,234              81              195           9,120
 Obligations of state and political subdivisions          43,585           2,410               66          45,929
 Other securities ..............................           2,846               9                2           2,853
                                                        --------      ----------        ---------       ---------
   Total .......................................        $113,385      $    3,121        $     329       $ 116,177
                                                        ========      ==========        =========       =========

                                                                        AVAILABLE FOR SALE
                                                  ---------------------------------------------------------------
                                                                      Unrealized       Unrealized
 1994                                             Amortized Cost     Gross Gains     Gross Losses      Fair Value
 ----                                             --------------     -----------     ------------      ----------
 U.S. Treasury securities ......................        $ 20,774      $        3        $     426       $  20,351
 U.S. Government agency securities .............          21,835              11              439          21,407
 Corporate securities ..........................           1,498               2               20           1,480
 Mortgage-backed securities ....................           9,542               4              609           8,937
 Obligations of state and political subdivisions           7,671               2              458           7,215
 Other securities ..............................           1,627               -                4           1,623
                                                        --------      ----------        ---------       ---------
   Total .......................................        $ 62,947      $       22        $   1,956      $   61,013
                                                        ========      ==========        =========      ==========

                                                                             HELD TO MATURITY
                                                  ---------------------------------------------------------------
                                                                      Unrealized       Unrealized
 1994                                             Amortized Cost     Gross Gains     Gross Losses      Fair Value
 ----                                             --------------     -----------     ------------      ----------
 U.S. Treasury securities ......................        $  4,680      $        -        $     318      $    4,362
 U.S. Government agency securities .............           5,872               9               83           5,798
 Corporate securities ..........................           5,804              20               47           5,777
 Mortgage-backed securities ....................             301               -               50             251
 Obligations of state and political subdivisions          38,316             801              643          38,474
 Other securities ..............................           1,878              28                -           1,906
                                                        --------      ----------        ---------       ---------
   Total .......................................        $ 56,851      $      858         $  1,141      $   56,568
                                                        ========      ==========         ========      ==========

         Gross Gains of $11,620, $5,000, and $142,720 and gross losses of $3,741, $175,464, and $0 were realized on sales of investment securities in 1995, 1994, and 1993, respectively. In November 1995, Bancorp adopted the FASB Special Report concerning the implementation of SFAS No. 115. Accordingly, it elected to transfer all its investment securities classified as held to maturity to the available for sale category. Securities with a fair value of approximately $19,585,259 at December 31, 1995, were pledged to secure public deposits. Outstanding mortgage- backed securities classified as high-risk at December 31, 1995 were $2,950,000 with a yield of 6.60% and a fair market value of $2,803,000.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   MATURITIES OF INVESTMENTS

(Dollars in thousands)                                 AVAILABLE FOR SALE
----------------------                                 ------------------

1995                                              Amortized Cost      Fair Value
----                                              --------------      ----------
U.S. Treasury securities
  One year or less .............................        $  9,654        $  9,650
  One year through five years ..................           8,060           8,091
  After five through ten years .................              --              --
  Due after ten years                                         --              --
                                                        --------        --------
     Total .....................................          17,714          17,741

U.S. Government agency securities
  One year or less .............................           6,502           6,541
  One year through five years ..................          24,687          25,048
  After five through ten years .................           4,069           4,142
  Due after ten years                                         --              --
                                                        --------        --------
     Total .....................................          35,258          35,731

Corporate Securities
  One year or less .............................           1,399           1,405
  One year through five years ..................           3,349           3,398
  After five through ten years .................              --              --
  Due after ten years                                         --              --
                                                        --------        --------
     Total .....................................           4,748           4,803

Obligations of state and political subdivisions
  One year or less .............................           2,746           2,762
  One year through five years ..................           9,164           9,565
  After five through ten years .................          18,211          19,337
  Due after ten years ..........................          13,464          14,265
                                                        --------        --------
     Total .....................................          43,585          45,929

Other Securities
  One year or less .............................           1,075           1,074
  One year through five years ..................              77              76
  After five through ten years .................              --              --
  Due after ten years                                         --              --
                                                        --------        --------
      Total ....................................           1,152           1,150

      Sub-total ................................         102,457         105,354
Mortgage-backed securities .....................           9,234           9,120
Equity investments .............................           1,694           1,703
                                                        --------        --------
      Total securities .........................        $113,385        $116,177
                                                        ========        ========

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   LOANS AND ALLOWANCE FOR LOAN LOSS

     The loan portfolio consists of the following:

                                                           December 31,
                                                  -----------------------------
                                                      1995             1994
                                                  ------------     ------------
      Commercial loans  . . . . . . . . . . .     $100,178,760     $ 86,406,014
      Real estate - construction  . . . . . .       31,309,797       23,796,393
      Real estate - mortgage  . . . . . . . .       36,164,534       34,961,168
      Real estate - commercial  . . . . . . .      122,991,790       97,617,079
      Installment and other consumer  . . . .       49,267,460       40,205,580
                                                  ------------     ------------
         Total loans  . . . . . . . . . . . .      339,912,341      282,986,234
      Allowance for loan loss . . . . . . . .       (4,721,213)      (4,519,267)
                                                  ------------     ------------
         Total loans, net . . . . . . . . . .     $335,191,128     $278,466,967
                                                  ============     ============

     The following is an analysis of the changes in the allowance for loan loss:

                                                            December 31,
                                                ------------------------------------
                                                   1995         1994         1993
                                                ----------   ----------   ----------
      Balance, beginning of period ...........  $4,519,267   $3,983,283   $3,381,172
      Provision for loan loss ................     670,460      547,500      798,000
      Losses charged to the allowance ........    (519,867)    (329,770)    (435,393)
      Recoveries credited to the allowance ...      51,353      318,254      239,504
                                                ----------   ----------   ----------
           Balance, end of period ............  $4,721,213   $4,519,267   $3,983,283
                                                ==========   ==========   ==========

     Loans on which the accrual of interest has been discontinued or reduced amounted to approximately $590,503, $476,000 and $1,138,000 at December 31, 1995, 1994, and 1993, respectively. Interest income foregone on non-accrual loans was approximately $68,007, $72,687, and $160,151, in 1995, 1994, and 1993,
respectively.

     Effective January 1, 1995, Bancorp adopted the new accounting standard "Accounting by Creditors for Impairment of a Loan." A loan is impaired when, based on current information and events, it is probable that Bancorp will be unable to collect all amounts due according to the contractual terms of the loan agreement. When a loan is impaired, the recorded amount of the loan in the Consolidated Balance Sheets is based on the present value of expected future cash flows discounted at the loan's effective interest rate or on the observable or estimated market price of the loan or the fair value of the collateral if the loan is collateral dependent. As of December 31, 1995, the total recorded investment in impaired loans was $50,000 and the related allowance for credit losses was $10,000. The valuation allowance is included in the allowance for loan losses on the balance sheet. For income reporting purposes, impaired loans are placed on a non-accrual status more fully discussed in Note 1. Cash payments are first applied as a reduction of the loans principal balance until collectibility of the remaining principal and interest can be reasonably assured. Thereafter interest income is recognized as it is collected in cash. There was no interest income reported on these loans during 1995.

     As of December 31, 1995, the Banks had loans to persons serving as directors, officers, and employees, including their spouses, associates, and related organizations totaling $12,623,302. These loans were made substantially on the same terms, including interest rates, maturities, and collateral, as those made to other customers of the Banks.

     The Banks grant commercial and residential loans to customers throughout Oregon. Although the Banks have a diversified loan portfolio, a substantial portion of the portfolio belongs to debtors whose ability to honor their contracts is dependent upon the economy of Oregon.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   PREMISES AND EQUIPMENT

     Premises and equipment consists of the following:

                                                       December 31,
                                              -------------------------------
                                                 1995                 1994
                                              -----------         -----------
       Land  . . . . . . . . . . . . . .      $ 2,142,476         $ 2,142,176
       Buildings and improvements  . . .       13,043,435          11,843,401
       Furniture and equipment . . . . .        8,136,242           6,156,791
       Construction in progress  . . . .           95,512             463,789
                                              -----------         -----------
                                               23,417,665          20,606,157
       Accumulated depreciation  . . . .       (7,808,810)         (6,918,984)
                                              -----------         -----------
          Total  . . . . . . . . . . . .      $15,608,855         $13,687,173
                                              ===========         ===========

     Depreciation included in net occupancy and equipment expense amounted to $1,153,841, $1,010,347, and $889,436 for the years ended December 31, 1995,
1994, and 1993 respectively.


6.   BORROWINGS

     Short-term borrowings consist of a $8.05 million cash management advance line for overnight funding from the Federal Home Loan Bank of Seattle. The balance outstanding at December 31, 1995 was $7,927,000 at a rate of 6.125 percent. In addition, Bancorp has a $300,000 line of credit at prime plus 1 percent with another financial institution, of which the amount outstanding at December 31, 1995, was $0.

     Long-term borrowings consist of three notes: A $10,000,000 note with a balance of $6,238,096 at December 31, 1995 with a seven year term and monthly payments, maturing on April 12, 2000 at a rate of 5.0 percent; a $1,000,000 note with a balance of $736,175 at December 31, 1995 with a seven year term and monthly payments, maturing January 26, 2001 at a rate of 5.4 percent; and a $2,000,000 note with a balance of $1,863,492 at December 31, 1995 with a seven year term and monthly payments, maturing June 7, 2002 at a rate of 6.6 percent. Principal payments on long term borrowings due in 1996 through 1999 are in equal amounts of $1,857,143 annually, payments due in 2000 equal $952,381 with a balance of $456,810 due thereafter.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    INCOME TAXES

      The provision for income taxes attributable to income for the last three years consisted of the following:

      (Dollars in thousands)                    Year ended December 31,
      ----------------------                    -----------------------
                                          1995            1994            1993
                                          ----            ----            ----
      Current
         Federal ...............        $ 2,524         $ 1,950         $ 2,181
         State .................            336             550             618
                                        -------         -------         -------
                                          2,860           2,500           2,799
      Deferred
         Federal ...............             (5)            (38)           (464)
         State .................             (1)             (4)            (67)
                                        -------         -------         -------
                                             (6)            (42)           (531)
      Total
         Federal ...............          2,519           1,912           1,717
         State .................            335             546             551
                                        -------         -------         -------
           Total ...............        $ 2,854         $ 2,458         $ 2,268
                                        =======         =======         =======


      The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities for the last three years are presented below:

     (Dollars in thousands)                                     December 31,
     ----------------------                                     ------------
                                                            1995    1994    1993
                                                            ----    ----    ----
     Deferred tax assets:
        Allowance for loan loss .........................  $1,078  $1,013  $  825
        Deferred income .................................     207     292     487
        Net unrealized losses on investments available
              for sale ..................................      --     599      --
        Net operating loss ..............................      63     143     103
        Reorganization costs ............................     111      --      --
        Deferred liabilities ............................     123     154      88
        Accrued expenses ................................     192     125      40
        Other ...........................................      --      39      11
                                                           ------  ------  ------
           Total deferred tax assets ....................   1,774   2,365   1,554

     Deferred tax liabilities:
        Accumulated depreciation ........................     419     433     302
        Federal Home Loan Bank stock dividends ..........     199     162     127
        Net unrealized gains on investments available
            for sale ....................................   1,071      --     274
        Other ...........................................       3      24      20
                                                           ------  ------  ------
           Total deferred liabilities ...................   1,692     619     723
                                                           ------  ------  ------
     Net deferred tax assets ............................  $   82  $1,746  $  831
                                                           ======  ======  ======

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.   INCOME TAXES (Continued)

     The effective tax rate of the provision for income taxes varies from the federal income tax statutory rate. The reasons for the variance are as follows:

                                                         Year ended December 31,
                                                         -----------------------
              (Dollars in thousands)                      1995     1994     1993
              ----------------------                      ----     ----     ----
Expected federal income tax provision at 34 percent ...  $3,472   $2,757   $2,825
State income tax, net of federal income tax effect ....     223      388      382
Interest on obligations of state and political
  subdivisions exempt from federal tax ................    (802)    (842)    (799)
Other, net ............................................     (39)     155     (140)
                                                         ------   ------   ------
      Total ...........................................  $2,854   $2,458   $2,268
                                                         ======   ======   ======


8.   CERTIFICATES OF DEPOSITS

     Included in certificates of deposit are certificates in denominations of $100,000 or greater, totaling $31,019,145 and $17,887,405 at December 31, 1995, and 1994, respectively. Interest expense relating to certificates of deposits in denominations of $100,000 or greater was $1,719,009, $688,001, and $676,930 for the years ended December 31, 1995, 1994, and 1993, respectively.


9.   STOCKHOLDERS' EQUITY AND STOCK OPTION PLANS

     Authorized capital of West Coast Bancorp includes 10,000,000 shares of Preferred Stock no par value, none of which was issued at December 31, 1995.

     On September 28, 1995, the Board of Directors declared a 10 percent stock dividend payable October 31, 1995. All share and per share amounts have been restated to retroactively reflect the stock dividend as well as all previous stock dividends and splits.

     Bancorp's stock incentive plans include the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (the 1991 Plan), the 1995 Directors Stock Option Plan (the 1995 Plan), the 1985 Non-Qualified Stock Option Plan and the 1985 Qualified Stock Option Plan (the 1985 Plans). The 1991 Plan allows for a maximum number of shares available for grant not to exceed 2 percent of the shares of Bancorp's outstanding common stock on January 1st of each such year. The 1995 Plan authorizes the issuance of 220,000 shares of common stock. No additional grants may be made under the 1985 Plans.

     Substantially all stock options have an exercise price that is not less than the fair market value of Bancorp's stock on the date the option was granted. The options granted under the 1991 and 1995 plans are exercisable immediately following the effective date of the grant. Substantially all options previously granted under the 1985 Plans become exercisable at a rate of 2 percent a month for 50 months.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


9.   STOCKHOLDERS' EQUITY AND STOCK OPTION PLANS (continued)

     The following table represents share activity related to the plans:

                                                     Common       Option Price
                                                     Shares        Per Share
                                                     ------    -----------------
          December 31, 1995
          -----------------

          Balance beginning of year ............    239,200    $ 3.76  -  $13.98
            Granted ............................    112,002     12.95  -   15.91
            Exercised ..........................     (3,473)     3.87  -    9.39
            Canceled ...........................     (1,060)     3.87  -    9.39
                                                    -------    ------     ------
          Balance, end of year .................    346,669    $ 3.76  -  $15.91
                                                    =======    ======     ======

          December 31, 1994

          Balance beginning of year ............    200,451    $ 3.76  -  $12.92
            Granted ............................     60,456     11.02  -   13.98
            Exercised ..........................     (3,927)     2.25  -    7.61
            Canceled ...........................    (17.780)     9.39  -    9.39
                                                    -------    ------     ------
          Balance, end of year .................    239,200    $ 3.76  -  $13.98
                                                    =======    ======     ======


     Options to purchase 294,472 shares are exercisable with expiration dates ranging from December, 1998 to September, 2005 for options outstanding at December 31, 1995.

10.  COMMITMENTS AND CONTINGENT LIABILITIES

     Bancorp and the Banks lease land and office space under sixteen long-term noncancellable operating leases that expire between 1996 and 2011. At the end of the respective lease terms, Bancorp may renew the leases at fair rental value. Minimum future lease payments under these leases and other operating leases are:

                                             Minimum Future
                           Year               Lease Payment
                           ----               -------------
                     1996 ..............           $594,433
                     1997 ..............            528,168
                     1998 ..............            533,524
                     1999 ..............            533,462
                     2000 ..............            438,882
                     Thereafter ........          1,550,541
                                                -----------
                        Total ..........        $ 4,179,010
                                                ===========

     Rental expense for all operating leases was $550,558, $363,032, and $380,678, for the years ended December 31, 1995, 1994, and 1993, respectively.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

     The Banks have financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

     The Banks' exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Banks use the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. Management does not anticipate any material loss as a result of these transactions.

                                                                                    Contract or
                                                                                Notional Amount
                                                                                ---------------
Financial instruments whose contract amounts represent credit risk:
  Commitments to extend credit
     Real estate secured for commercial construction or land development .....      $46,188,000
     Revolving open-end lines secured by 1-4 family residential properties ...        4,402,000
     Credit card lines .......................................................        5,166,000
     Other ...................................................................       42,358,000


  Standby letters of credit and financial guarantees .........................        1,598,000


   Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon, therefore the total commitment amounts do not necessarily represent future cash requirements. Each customer's credit worthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

   Standby letters of credit are conditional commitments issued to guarantee the performance of a customer to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.   BALANCES WITH THE FEDERAL RESERVE BANK

   The Banks are required to maintain cash reserves or deposits with the Federal Reserve Bank equal to a percentage of reservable deposits. Average required reserves for The Bank of Newport, The Commercial Bank and Valley Commercial Bank were $1,052,000, $5,297,000, and $95,000 respectively, during 1995.

13.   EMPLOYEE BENEFIT PLANS

   West Coast Bancorp employee benefit plans include two plans established pursuant to section 401(k) of the Internal Revenue Code for certain qualified employees. Contributions made to the 401(k) plans are based on percentages of employee's salaries. Under Plan I, Bancorp matches 50 percent of the employee's contributions up to a maximum of 6 percent of the employee's salary. Under Plan II, Bancorp matches 25 percent of the employee's contributions up to a maximum of 6 percent of the employee's salary up to a maximum of $2,310 per employee. Bancorp may also elect to make discretionary contributions to both plans. Expenses under the Plans totaled $508,341, $510,903, and $404,599 for 1995, 1994, and 1993 respectively, of which $383,127, $377,058, and $313,000, respectively, were discretionary.

   Effective January 1, 1996, the 401(k) plans will be merged into one plan similar to Plan I.

   In 1991, Bancorp established a Non-qualified Deferred Compensation Trust Plan for Directors. In addition, Bancorp has accrued deferred compensation related to agreements with present and former employees. Expenses relating to these plans and the deferred compensation were $98,566, $52,316, and $39,852 for 1995, 1994, and 1993, respectively.

14.   FAIR VALUES OF FINANCIAL INSTRUMENTS

   SFAS No. 107, "Disclosures about Fair Value of Financial Instruments," requires the disclosure of the fair value of financial instruments. A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that conveys or imposes the contractual right or obligation to either receive or deliver cash or another financial instrument. Examples of financial instruments included in Bancorp's balance sheet are cash, federal funds sold or purchased, debt and equity securities, loans, demand, savings and other interest-bearing deposits, notes and debentures. Examples of financial instruments which are not included in the Bancorp balance sheet are commitments to extend credit and standby letters of credit.

   Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price if one exists.

   The statement requires the fair value of deposit liabilities with no stated maturity, such as demand deposits, NOW and money market accounts, to equal the carrying value of these financial instruments and does not allow for the recognition of the inherent value of core deposit relationships when determining fair value. While the statement does not require disclosure of the fair value of nonfinancial instruments, such as Bancorp's premises and equipment, its banking and trust franchises and its core deposit relationships, Bancorp believes these nonfinancial instruments have significant fair value.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.   FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

   Bancorp has estimated fair value based on quoted market prices where available. In cases where quoted market prices were not available, fair values were based on the quoted market price of a financial instrument with similar characteristics, the present value of expected future cash flows or other valuation techniques that utilize assumptions which are highly subjective and judgmental in nature. Subjective factors include, among other things, estimates of cash flows, the timing of cash flows, risk and credit quality characteristics and interest rates. Accordingly, the results may not be precise and modifying the assumptions may significantly affect the values derived. In addition, fair values established utilizing alternative valuation techniques may or may not be substantiated by comparison with independent markets. Further, fair values may or may not be realized if a significant portion of the financial instruments were sold in a bulk transaction or a forced liquidation. Therefore any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings or cash flows. Furthermore, the fair values disclosed should not be interpreted as the aggregate current value of Bancorp.

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   Cash and Cash Equivalents - The carrying amount is a reasonable estimate of fair value.

   Investment Securities - For securities and derivative instruments held for investment purposes, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

   Loans - For variable rate loans that mature or reprice within one year, fair value is estimated at carrying value as these loans reprice to market frequently. The fair value of other types of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

   Deposit Liabilities - The fair value of demand deposits, savings accounts and other deposits is the amount payable on demand at the reporting date. The fair value of fixed-rate certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities. The fair value of variable-rate certificates is estimated at carrying value as these deposits reprice to market frequently.

   Short-term borrowings - The carrying amount is a reasonable estimate of fair value being given the short-term nature of these financial instruments.

   Long-term borrowings - The fair value of the long-term borrowings is estimated by discounting the future cash flows using the current rate at which similar borrowings with similar remaining maturities could be made.

   Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees - The fair value of commitments, standby lettters of credit and financial guarantees is not significant, therefore, the fair value of these instruments is reported at zero.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.   FAIR VALUE OF FINANCIAL INSTRUMENTS (continued)

   The estimated fair values of financial instruments at December 31, 1995 are as follows:

      (Dollars in thousands)
      ----------------------
                                                      Carrying Value  Fair Value
                                                      --------------  ----------
          FINANCIAL ASSETS
          Cash and cash equivalents .............       $  40,557      $ 40,557
          Investment securities .................         116,177       116,177
             Loans ..............................         340,749
             Allowance for loan losses ..........          (4,721)
                                                        ---------
          Net Loans .............................         336,028       340,896

          FINANCIAL LIABILITIES
          Deposits ..............................       $ 442,101      $442,532
             Short-term borrowings ..............           7,927         7,927
             Long-term borrowings ...............           8,838         8,759
          Unrecognized financial instruments:
             Commitments to extend credit .......          98,114            --
             Standby letters of credit ..........           1,598            --


   The estimated fair values of financial instruments at December 31, 1994 are as follows:

      (Dollars in thousands)
      ----------------------
                                                      Carrying Value  Fair Value
                                                      --------------  ----------
          FINANCIAL ASSETS
          Cash and cash equivalents .............        $ 33,640      $ 33,640
          Investment securities .................         117,865       117,581
             Loans ..............................         282,986
             Allowance for loan losses ..........          (4,519)
                                                         --------
          Net Loans .............................         278,467       280,884

          FINANCIAL LIABILITIES
          Deposits ..............................        $379,620      $379,515
             Short-term borrowings ..............          14,815        14,815
             Long-term borrowings ...............           8,546         7,856
          Unrecognized financial instruments:
             Commitments to extend credit .......          38,889            --
             Standby letters of credit ..........           2,417            --

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


15.       PARENT COMPANY ONLY FINANCIAL DATA

   The following sets forth the condensed financial information of West Coast Bancorp on a stand-alone basis:

                             Statement of Condition
                                (Unconsolidated)

                                                             December 31,
                                                             ------------
                                                          1995          1994
                                                          ----          ----
Assets
  Cash and due from the subsidiary banks ...........   $ 3,685,803   $ 4,895,413
  Cash and due from other banks ....................            --            49
  Advances from subsidiaries .......................        80,844        91,023
  Investment in the subsidiaries ...................    48,843,840    39,699,940
  Other assets .....................................     1,247,243       456,083
                                                       -----------   -----------
     Total assets ..................................   $53,857,730   $45,142,508
                                                       ===========   ===========

Liabilities and stockholders' equity
  Balances due to subsidiaries .....................   $     2,036   $    11,073
  Short-term borrowings ............................            --            --
  Other liabilities ................................       657,983       899,744
                                                       -----------   -----------
    Total liabilities ..............................       660,019       910,817
  Stockholders' equity .............................    53,197,711    44,231,691
                                                       -----------   -----------
    Total liabilities and stockholders' equity .....   $53,857,730   $45,142,508
                                                       ===========   ===========

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.   PARENT COMPANY ONLY FINANCIAL DATA (continued)

                               Statement of Income
                                (Unconsolidated)

                                                            Year Ended December 31
                                                            ----------------------
                                                        1995         1994         1993
                                                        ----         ----         ----
Income
  Cash dividends from subsidiaries ................  $1,857,100  $1,385,000   $2,375,000
  Other income from the subsidiaries ..............     347,087     163,682       95,233
  Other income ....................................      90,031     170,787      119,710
                                                     ----------  ----------   ----------
     Total income .................................   2,294,218   1,719,469    2,589,943

Expenses
  Interest expense ................................          --       2,311        9,566
  Other expense ...................................   1,602,664   1,955,613    1,171,883
                                                     ----------  ----------   ----------
     Total expense ................................   1,602,664   1,957,924    1,181,449

Income (loss) before income taxes and equity in
  undistributed earnings of the banks .............     691,554    (238,455)   1,408,494
Income tax benefit ................................     435,531     370,692      492,652
                                                     ----------  ----------   ----------
Net income before equity in undistributed
  earnings of the banks ...........................   1,127,085     132,237    1,901,146
Equity in undistributed earnings of the banks .....   6,231,510   5,519,512    4,133,607
                                                     ----------  ----------   ----------
  Net Income ......................................  $7,358,595  $5,651,749   $6,034,753
                                                     ==========  ==========   ==========


                             Statement of Cash Flows
                                (Unconsolidated)

                                                                         Year Ended December  31,
                                                                         -------------------  ---
CASH FLOWS FROM OPERATING ACTIVITIES:                                1995          1994          1993
                                                                     ----          ----          ----
Net Income ....................................................  $ 7,358,595   $ 5,651,749   $ 6,034,753
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Undistributed earnings of subsidiaries .....................   (6,231,510)   (5,519,512)   (4,133,607)
   Decrease (increase) in advances to subsidiaries ............       10,179       166,975      (209,715)
   (Increase) decrease in other assets ........................     (791,160)      118,777      (375,184)
   (Decrease) increase in balances due to subsidiaries ........       (9,037)        4,628        (5,098)
   (Decrease) increase in other liabilities ...................     (241,761)      433,505       266,427
                                                                 -----------   -----------   -----------
       Net cash provided by (used for) operating activities ...       95,306       856,122     1,577,576

CASH FROM FINANCING ACTIVITIES:
Net payments on borrowings ....................................           --       (95,000)       (5,000)
Proceeds from issuance of common stock ........................      103,440     5,439,469       523,478
Repurchase of common stock ....................................           --      (396,113)   (1,115,857)
Dividends paid and cash paid for fractional shares ............   (1,408,405)   (1,150,514)     (999,692)
                                                                 -----------   -----------   -----------
   Net cash provided by (used for) financing activities .......   (1,304,965)    3,797,842    (1,597,071)

Net (decrease) increase in cash and cash equivalents ..........   (1,209,659)    4,653,964       (19,495)
Cash and cash equivalents at beginning of year ................    4,895,462       241,498       260,993
                                                                 -----------   -----------   -----------
Cash and cash equivalents at end of year ......................  $ 3,685,803   $ 4,895,462   $   241,498
                                                                 ===========   ===========   ===========

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


16.   QUARTERLY FINANCIAL INFORMATION (unaudited)

(Dollars in thousands)                      March 31,           June 30,         September 30,         December 31,
----------------------                      ---------           --------         -------------         ------------
1995
----

Interest income .................             $9,261             $9,951             $10,451             $10,965
Interest expense ................              3,237              3,617               3,720               3,730
                                              ------             ------             -------             -------
   Net interest income ..........              6,024              6,334               6,731               7,235
Provision for loan losses .......                121                150                 180                 219
Noninterest income ..............              1,598              1,890               2,058               2,296
Noninterest expense .............              5,753              5,560               5,709               6,262
                                              ------             ------             -------             -------
   Income before income taxes ...              1,748              2,514               2,900               3,050
Provision for income taxes ......                495                804                 861                 693
                                              ------             ------             -------             -------
   Net income ...................             $1,253             $1,710             $ 2,039             $ 2,357
                                              ======             ======             =======             =======

Earnings per common share .......             $ 0.26             $ 0.36             $  0.42             $  0.49
                                              ======             ======             =======             =======



1994
----

Interest income .................             $8,042             $8,402             $ 8,805             $ 9,238
Interest expense ................              2,253              2,355               2,433               2,735
                                              ------             ------             -------             -------
   Net interest income ..........              5,789              6,047               6,372               6,503
Provision for loan losses .......                170                138                 135                 105
Noninterest income ..............              1,751              1,667               1,840               1,630
Noninterest expense .............              5,227              5,234               5,776               6,705
                                              ------             ------             -------             -------
   Income before income taxes ...              2,143              2,342               2,301               1,323
Provision for income taxes ......                579                682                 623                 573
                                              ------             ------             -------             -------
   Net income ...................             $1,564             $1,660             $ 1,678             $   750
                                              ======             ======             =======             =======

Earnings per common share .......             $ 0.35             $ 0.38             $  0.35             $  0.16
                                              ======             ======             =======             =======

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.   BUSINESS COMBINATIONS

      On February 28, 1995 West Coast Bancorp of Newport, Oregon merged with and into Commercial Bancorp of Salem, Oregon and retained the name West Coast Bancorp (the "Merger"), 1,861,077 shares of common stock were issued in the transaction. At December 31, 1994, prior to the Merger, West Coast Bancorp had assets of $160.7 million, total deposits of $124.7 million and total stockholders' equity of $17.1 million. At December 31, 1994, prior to the Merger, Commercial Bancorp had assets of $282.6 million, total deposits of $246.7 million and stockholders' equity of $27.0 million. West Coast Bancorp reported net income of $1.9 million and $2.1 during 1994 and 1993, respectively, while Commercial Bancorp recorded net income of $4.0 million and $4.0 million over the same periods. The Merger was accounted for as a pooling-of-interests under generally accepted accounting principles.

      On March 30, 1995, Bancorp acquired Great Western Bank of Dallas, Oregon. The $8.1 million asset, one branch bank, merged into Bancorps' wholly-owned subsidiary Commercial Bank and became a branch office. Bancorp issued 107,094 shares of common stock for the outstanding shares of Great Western Bank. This transaction was accounted for as a pooling-of-interests under generally accepted accounting principles.

18. EVENTS (UNAUDITED) SUBSEQUENT TO DATE OF REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

      On February 15, 1996, Bancorp entered into a Plan and Agreement of Reorganization and Merger (the "Agreement") with Vancouver Bancorp of Vancouver, Washington. Under the Agreement, Vancouver Bancorp's subsidiary, Bank of Vancouver, will become a wholly-owned subsidiary of West Coast Bancorp.

      The transaction which is expected to close in mid-1996, is subject to approval by Vancouver Bancorp shareholders and applicable regulatory agencies. The transaction will be accounted for as a pooling-of-interests under generally accepted accounting principles.

      Vancouver Bancorp is a bank holding company, headquartered in Vancouver, Washington. Its principal business activities are conducted through its only subsidiary, Bank of Vancouver, a Washington state chartered, full-service commercial bank, whose deposits are insured by the Federal Deposit Insurance Corporation. At December 31, 1995, Vancouver Bancorp had assets totaling $78.9 million, and equity capital totaling $5.8 million. Vancouver Bancorp earned $891,000 and $664,000 for the years ended December 31, 1995 and 1994, respectively. Bank of Vancouver's primary service area is Vancouver, Washington, adjacent to the greater Portland, Oregon metropolitan market. The Bank of Vancouver emphasizes real estate related loans to small businesses located within its market area.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


             NONE



                                    PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      For information concerning directors and certain executive officers of Bancorp, see "INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS EXPIRE" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS" in Bancorp's 1996 Annual Meeting Proxy Statement ("Proxy Statement"), which is incorporated herein by reference.


ITEM 11.     EXECUTIVE COMPENSATION

      For information concerning executive compensation, see "EXECUTIVE COMPENSATION" in the Proxy Statement, which is incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      For information concerning the security ownership of certain beneficial owners and management, see "OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement, which is incorporated herein by reference.


ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      For information concerning certain relationships and related transactions, see "INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE" and "TRANSACTIONS WITH MANAGEMENT" in the Proxy Statement, which is incorporated herein by reference.

                                     PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

List of Financial Statements and Financial Statement Schedules

(a)(1) and (2)   Financial Statements:

      The financial statements and related documents listed in the index set forth in Item 8 of this report are filed as part of this report.

      All other schedules to the consolidated financial statements required by Regulation S-X are omitted because they are not applicable, not material or because the information is included in the consolidated financial statements or related notes.

 (3)  Exhibits:

      Exhibits are listed in the Exhibit Index beginning on page 52 of this report.

(b)   Reports on Form 8-K:

      None

(c)   Exhibits:

      The response to this portion of Item 14 is submitted as a separate section of this report.

(d)   Financial Statement Schedules:

      None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 26th day of March, 1996.



                                                   WEST COAST BANCORP
                                                      (Registrant)


                                           By:   /s/ Victor L. Bartruff
                                                -----------------------

                                                Victor L. Bartruff
                                                Co-President and Co-CEO


                                           By:   /s/ Rodney B. Tibbatts
                                                -----------------------
                                                Rodney B. Tibbatts
                                                Co-President and Co-CEO

      Each person whose individual signature appears below hereby authorizes and appoints Victor L. Bartruff, Rodney B. Tibbatts, and Donald A. Kalkofen, and each of them, with full power of substitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Registration Statement, including any and all post-effective amendments.

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 26th day of March, 1996


PRINCIPAL EXECUTIVE OFFICERS:

/s/ Victor L. Bartruff                Co-President and Co-CEO and Director
---------------------------------
 Victor L. Bartruff

/s/ Rodney B. Tibbatts                Co-President and Co-CEO and Director
---------------------------------
Rodney B. Tibbatts


PRINCIPAL FINANCIAL OFFICER:

/s/ Donald A. Kalkofen                Chief Financial Officer
---------------------------------
Donald A. Kalkofen

PRINCIPAL ACCOUNTING OFFICER:

/s/ Nora L. Boman                     Controller
---------------------------------
Nora L. Boman

REMAINING DIRECTORS:


/s/ Lloyd D. Ankeny                  /s/ Jack E. Long
---------------------------------    --------------------------------
Lloyd D. Ankeny                      Jack E. Long

/s/ Phillip G. Bateman               /s/ C. Douglas McGregor
---------------------------------    --------------------------------
Phillip G. Bateman                   C. Douglas McGregor

/s/ Lester D. Green                  /s/ Robert D. Morrison
---------------------------------    --------------------------------
Lester D. Green                      Robert D. Morrison

/s/ Stanley M. Green                 /s/ J.F. Ouderkirk
---------------------------------    --------------------------------
Stanley M. Green                     J. F. Ouderkirk

/s/ William B. Loch                  /s/ Gary D. Putnam
---------------------------------    --------------------------------
William B. Loch                      Gary D. Putnam

/s/ Chester C. Clark
---------------------------------
Chester C. Clark

                                INDEX TO EXHIBITS

Exhibit No.                   Exhibit
-----------                   -------
3.1          Restated Articles of Incorporation of the Registrant(1).

3.2          Restated Bylaws of the Registrant(1).

4 The Registrant has incurred long-term indebtedness as to which the amount involved is less than ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The
             Registrant agrees to furnish instruments relating to such indebtedness to the Commission upon its request.

10.1         Executive Employment Agreement between the Registrant and Rodney B.
             Tibbatts effective February 28, 1995(2).

10.2         Executive Employment Agreement between the Registrant and Victor L.
             Bartruff effective February 28, 1995(2).

10.3         Executive Employment Agreement between the Registrant and Donald A.
             Kalkofen effective February 28, 1995(2).

10.4         Executive Employment Agreement between the Registrant and Cora A.
             Hallauer effective February 28, 1995(2).

10.5         Salary Continuation Agreement between The Commercial Bank and Edgar
             B. Martin effective February 28, 1995(2).

10.6 Form of Salary Continuation Agreement with other officers and key employees of the Registrant's subsidiaries effective February 28, 1995(1).

10.7         Non-Qualified Deferred Compensation Plan for Edgar B. Martin dated
             May 23, 1995(2).

10.8         401(k) Profit Sharing Plan(3).

10.9         Directors Deferred Compensation Plan(3).

10.10        Officers Deferred Compensation Plan(3).

10.11        Combined 1991 Incentive Stock Option Plan and 1991 Nonqualified
             Stock Option Plan(4).

10.12        Form of Option Grant under Combined 1991 Incentive Stock Option
             Plan and 1991 Nonqualified Stock Option Plan(4).

10.13        Directors Stock Option Plan(5).

10.14        Form of Directors Stock Option Agreement(5).

10.15        Incentive Stock Option Plan(5).

10.16        Form of Incentive Stock Option Agreement(5).

10.17        Nonqualified Stock Option Plan(5).

Exhibit No.                   Exhibit
-----------                   -------
10.18        Form of Nonqualifiued Stock Option Plan(5).

11           Statement Re-Computation of Per Share Earnings.

21           "Significant" subsidiaries of the Registrant.

23           Consent of Arthur Andersen LLP.

24 Powers of Attorney (included in signature page of annual report on form 10K).

27           Financial Data Schedule.

-------------------------------------


(1) Incorporated by reference to Exhibits 3.1, 3.2 and 10.6 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(2) Incorporated by reference to Exhibits 10(G), 10(I), 10(J), 10(H), 10(N) and 10(FF) of Registrant's S-4 Registration Statement- -Registration No. 33-88656.

(3) Incorporated by reference to Exhibits 99.1, 99.2 and 99.3 of Registrant's S-8 Registration Statement--Registration No. 33- 01649.

(4) Incorporated by reference to Exhibits 99.1 and 99.2 of Registrant's S-8 Registration Statement--Registration No. 33-01651.

(5)   Incorporated by reference to Exhibits 99.1, 99.2, 99.3, 99.4, 99.5 and
      99.6 of Registrant's S-8 Registration Statement -- Registration No. 33-60259.