Form 10-Q
period 1996-03-31
WEST COAST BANCORP /NEW/OR/
filed 1996-05-15
CIK 717059

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   ----------

                                    Form 10-Q

     [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

              For the Quarter Ended March 31, 1996

     [ ] Transition report under section 13 or 15(d) of the Securities Exchange Act of 1934

                     For the transition period from       to
                                                    -----    -----

                         Commission file number 0-10997

                               WEST COAST BANCORP
              (Exact name of registrants specified in its charter)

          Oregon                                                 93-0810577

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

                            Yes  X               No
                                ---                 ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, no par value, outstanding on April 30, 1996: 4,813,839

                                TABLE OF CONTENTS

PART I.    Financial Statements                                              Page
           Consolidated Balance Sheets -
           March 31, 1996 and December 31, 1995............................    3

           Consolidated Statements of Income -
           Three months ended March 31, 1996 and 1995......................    4

           Consolidated Statements of Cash Flows -
           Three months ended March 31, 1996 and 1995......................    5

           Consolidated Statements of Changes in Stockholders' Equity......    6

           Notes to Consolidated Financial Statements......................    6

           Management's Discussion and Analysis of Financial
           Condition and Results of Operations.............................    9

PART II.   Other Information

           Item 6 - Exhibits and Reports on Form 8-K.......................   15

Signatures ................................................................   16

                               WEST COAST BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                            March 31,         December 31,
                                                              1996                1995
                                                          -------------      -------------
                                                                     (Unaudited)
ASSETS Cash and cash equivalents:
  Cash and due from banks ...........................     $  30,675,810      $  30,621,724
  Interest bearing deposits in other banks ..........         2,766,256          2,286,848
  Federal funds sold ................................         1,900,000          7,648,678
                                                          -------------      -------------
    Total cash and cash equivalents .................        35,342,066         40,557,250
Investment securities:
  Investments available for sale ....................       109,793,090        116,176,809
  Investments held to maturity ......................              --                 --
                                                          -------------      -------------
    Total investment securities .....................       109,793,090        116,176,809
Loans held for sale .................................         2,756,941            836,399

Loans ...............................................       360,904,478        339,912,341
Allowance for loan loss .............................        (4,629,988)        (4,721,213)
                                                          -------------      -------------
  Loans, net ........................................       356,274,490        335,191,128
Premises and equipment, net .........................        16,192,212         15,608,855
Intangible assets ...................................           261,765            283,290
Other assets ........................................         8,923,803          7,993,495
                                                          -------------      -------------
    Total assets ....................................     $ 529,544,367      $ 516,647,226
                                                          =============      =============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand ............................................     $  80,289,911      $  83,278,388
  Savings and interest bearing demand ...............       240,288,806        229,074,600
  Certificates of deposits ..........................       133,856,127        129,747,628
                                                          -------------      -------------
    Total deposits ..................................       454,434,844        442,100,616
Short-term borrowings:
  Federal funds purchased ...........................         3,000,000               --
  Other short-term borrowings .......................         1,000,000          7,927,000
                                                          -------------      -------------
    Total short-term borrowings .....................         4,000,000          7,927,000
Other liabilities ...................................         4,774,701          4,584,136
Long-term borrowings ................................        12,373,477          8,837,763
                                                          -------------      -------------
    Total liabilities ...............................       475,583,022        463,449,515

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
Preferred stock: no par value, none issued;
  10,000,000 shares authorized
Common stock:  No par value, 15,000,000 shares
  authorized; shares issued and outstanding .........         6,017,299          6,005,551
  4,813,839 and 4,804,441 respectively ..............        32,716,401         32,614,692
Additional paid-in capital ..........................        14,276,830         12,856,449
Retained earnings ...................................           950,815          1,721,019
                                                          -------------      -------------
Net unrealized gain on investments available for sale        53,961,345         53,197,711
                                                          -------------      -------------
  Stockholders' equity ..............................     $ 529,544,367      $ 516,647,226
                                                          =============      =============
    Total liabilities and stockholders' equity

The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                         Three months ended
                                                             March 31,
                                                  ------------------------------
                                                      1996              1995
                                                  ------------      ------------
                                                           (Unaudited)
INTEREST INCOME
Interest and fees on loans ..................     $  8,927,309      $  7,421,815
Interest on taxable investment securities ...        1,024,311         1,039,196
Interest on non-taxable investment securities          643,946           682,485
Interest from other banks ...................           24,644            42,915
Interest on federal funds sold ..............          175,516            74,451
                                                  ------------      ------------
  Total interest income .....................       10,795,726         9,260,862

INTEREST EXPENSE
Savings and interest-bearing demand .........        1,683,137         1,535,670
Certificates of deposit .....................        1,737,768         1,421,914
Short-term borrowings .......................          120,756           176,262
Long-term borrowings ........................          120,653           102,870
                                                  ------------      ------------
  Total interest expense ....................        3,662,314         3,236,716
                                                  ------------      ------------
NET INTEREST INCOME .........................        7,133,412         6,024,146
PROVISION FOR LOAN LOSS .....................          333,000           121,460
                                                  ------------      ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSS ...................        6,800,412         5,902,686

NONINTEREST INCOME
Service charges on deposit accounts .........          611,571           564,956
Other service charges, commissions and fees .          577,494           368,162
Trust revenue ...............................          309,402           308,933
Gains on sales of loans .....................          275,809           144,174
Loan servicing fees .........................          122,511           115,821
Other .......................................           51,532           100,096
Net losses on sales of securities ...........          (19,085)           (3,741)
                                                  ------------      ------------
  Total noninterest income ..................        1,929,234         1,598,401

NONINTEREST EXPENSE
Salaries and employee benefits ..............        3,452,567         3,236,765
Equipment ...................................          487,394           455,416
Occupancy ...................................          485,079           427,365
Professional fees ...........................          464,720           308,390
ATM and Bankcard ............................          182,960           154,304
Printing and office supplies ................          180,107           156,579
Marketing ...................................          163,727           148,469
Communications ..............................          141,879           110,762
FDIC insurance ..............................            1,500           217,506
Other noninterest expense ...................          597,548           536,853
                                                  ------------      ------------
  Total noninterest expense .................        6,157,481         5,752,409

INCOME BEFORE INCOME TAXES ..................        2,572,165         1,748,678
                                                  ------------      ------------
PROVISION FOR INCOME TAXES ..................          838,885           495,591
                                                  ------------      ------------
NET INCOME ..................................     $  1,733,280      $  1,253,087
                                                  ============      ============
EARNINGS PER COMMON SHARE ...................     $        .36      $        .26
                                                  ============      ============

The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                         Three months ended
                                                                                             March 31,
                                                                                   ------------------------------
                                                                                       1996              1995
                                                                                   ------------      ------------
                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...................................................................     $  1,733,280      $  1,253,087
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization of premises and equipment ....................          293,242           251,922
  Amortization of intangibles ................................................           21,525            21,525
  Net loss on sales of investments:
    Available for sale .......................................................           19,085             3,741
    Held to maturity .........................................................             --                --
  Provision for loan losses ..................................................          333,000           121,460
  Decrease (Increase) in interest receivables ................................          184,172          (118,156)
  Increase in other assets ...................................................       (1,114,480)       (1,500,995)
  Increase in interest payable ...............................................            7,538           294,109
  Increase in other liabilities ..............................................          183,027            79,859
                                                                                   ------------      ------------
     Net cash provided by operating activities ...............................        1,660,389           406,552

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of investment securities:
  Available for sale .........................................................       18,084,447         4,758,042
  Held to maturity ...........................................................             --           4,414,465
Proceeds from sales of investment securities:
  Available for sale .........................................................        1,908,261           727,563
  Held to maturity ...........................................................             --                --
Purchase of investment securities:
  Available for sale .........................................................      (14,398,278)         (610,000)
  Held to maturity ...........................................................             --                --
Loans made to customers greater than principal collected on loans ............      (23,336,904)      (14,084,847)
Capital expenditures .........................................................         (876,599)         (638,194)
                                                                                   ------------      ------------
    Net cash used in investing activities ....................................      (18,619,073)       (5,432,971)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand, savings and interest
  bearing transaction accounts ...............................................        8,225,729       (10,419,727)
Net increase in proceeds from sales of
  certificates of deposits greater than payments for maturing time deposits ..        4,108,499        23,017,561
Proceeds from long-term borrowings ...........................................        4,000,000              --
Payments on long-term borrowings .............................................         (464,286)         (392,857)
Net decrease in short-term borrowings ........................................       (3,927,000)      (11,945,000)
Sales of common stock, net ...................................................          113,457            89,410
Dividends paid and cash paid for fractional shares ...........................         (312,899)         (429,664)
                                                                                   ------------      ------------
    Net cash provided (used) by financing activities .........................       11,743,500           (80,277)
                                                                                   ------------      ------------
NET DECREASE IN CASH AND CASH EQUIVALENTS ....................................       (5,215,184)       (5,106,696)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............................       40,557,250        33,639,760
                                                                                   ------------      ------------
CASH AND CASH EQUIVALENTS AT END  OF YEAR ....................................     $ 35,342,066      $ 28,533,064
                                                                                   ============      ============

The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                    Additional                   Net Unrealized Gains
                                            Common Stock              Paid-In        Retained    (Losses) Investments
                                        Shares         Amount         Capital        Earnings     Available for Sale       Total
                                       --------------------------------------------------------------------------------------------
BALANCE, December 31, 1994 .........   4,359,583    $  5,449,479    $ 25,432,849   $ 14,540,734     $ (1,191,371)      $ 44,231,691
Net income .........................        --              --              --        7,358,595             --            7,358,595
Net unrealized gain on investments
   available for sale ..............        --              --              --             --          2,912,390          2,912,390
Cash dividends, $.29 per common
   share ...........................        --              --              --       (1,395,569)            --           (1,395,569)
Sale of stock ......................       5,699           7,124          82,286           --               --               89,410
Sale of common stock pursuant to
    stock option plans .............       3,167           3,958          10,072           --               --               14,030
10 percent stock dividend ..........     436,276         545,345       7,089,485     (7,634,830)            --                 --
Cash paid for fractional shares ....        (284)           (355)           --          (12,481)            --              (12,836)
                                       ---------    ------------    ------------   ------------     ------------       ------------
BALANCE, December 31, 1995 .........   4,804,441       6,005,551      32,614,692     12,856,449        1,721,019         53,197,711
Net income .........................        --              --              --        1,733,280             --            1,733,280
Net unrealized (loss) on investments
   available for sale ..............        --              --              --             --           (770,204)          (770,204)
Cash dividends, $.07 per common
   share ...........................        --              --              --         (312,899)            --             (312,899)
Sale of common stock pursuant to
   stock option plans ..............       9,398          11,748         101,709           --               --              113,457
                                       ---------    ------------    ------------   ------------     ------------       ------------
BALANCE, March 31, 1996 ............   4,813,839    $  6,017,299    $ 32,716,401   $ 14,276,830     $    950,815       $ 53,961,345
                                       =========    ============    ============   ============     ============       ============

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

The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 1996 are not necessarily indicative of results to be anticipated for the year ending December 31, 1996.

2.       USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

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

3.       RECENT MERGERS

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

4.       ACCOUNTING CHANGES

         In May 1993, the Financial Accounting Standards Board ("FASB") issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan " and in October 1994 issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition Disclosures, an amendment to SFAS No. 114." They require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. These statements exclude loans that are currently measured at fair value or at lower of cost or fair value, leases and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment. These statements apply to financial statements for fiscal years beginning after December 31, 1995. The implementation of the statements did not have a material effect on West Coast's reported financial position or net income.

         In May 1995, FASB issued SFAS No. 122, "Accounting to Mortgage Servicing Rights", which requires recognition as separate assets rights to service mortgage loans for others, however, those rights are acquired. It further requires the assessment of its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment should be recognized through a valuation allowance. This statement applies to financial statements for fiscal years beginning after December 15, 1995. The implementation of the statement did not have a material effect on West Coast's reported financial position of net income.

5.       NET INCOME PER COMMON SHARE

         On March 28, 1996 the Board of Directors declared a quarterly cash dividend of $.065 per share.


6.       SUPPLEMENTAL CASH FLOW INFORMATION

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

         Bancorp paid $3,655,000 and $2,943,000, for interest in the quarters ended March 31, 1996 and 1995, respectively. No income taxes were paid in the quarters ended March 31, 1996 and 1995.

7.       ACQUISITIONS

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1996 and 1995

         Net Income. Bancorp reported net income of $1,733,280, or $.36 per share, for the three months ended March 31, 1996. This represents a 38% increase in net income, and in earnings per share as compared to $1,253,087 or $.26 per share, for the three months ended March 31, 1996. Increased net income was primarily the result of increased net interest margins enhanced by interest earning asset growth. Noninterest income rose mainly due to an increased customer base and higher transaction volumes. Expenses increased mainly due to new branch expansion costs and development costs related to a new data processing facility, and were offset by lower FDIC deposit insurance premiums.

         Net Interest Income. Net interest income is the difference between interest income (principally from loan and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread and net interest margin. Volume refers to the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities. Bancorp's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Since Bancorp is liability sensitive, as interest bearing liabilities mature or reprice more quickly than interest earning assets in a given period, a significant increase in the market rates of interest could adversely affect net interest income. In contrast, a declining interest rate environment could favorably impact Bancorp's margin.

         Net interest income on a tax equivalent basis for the three months ended March 31, 1996 increased $1,089,413 or 17.09%, to $7,465,142 from
$6,375,729 for the same period in 1995. Average interest earning assets increased by $63.2 million, or 15.44%, to $472.2 million from March 31, 1995. Average interest bearing liabilities increased $50.3 million or 15.11% over the same period. The average net interest spread increased from 5.59% to 5.63%,which was mainly caused by a declining interest rate environment over the period.

         Bancorp's net interest margin for the three months ended March 31, 1996 was 6.36%, an increase of 4 basis points from 6.32% for the comparable period of 1995. The major factor in the increase was the decrease in the average rates paid on interest bearing liabilities, which decreased by 9 basis points to 3.85% in the first quarter of 1996 from 3.94% for the same period in 1995.

         Analysis of Net Interest Income. The following table presents information regarding yields on interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for the periods indicated on a tax equivalent basis:

                                                  Three Months Ended
                                                  ------------------
                                                      March 31,
                                                      ---------                   Increase
                                                1996              1995           (Decrease)       Change
                                            ------------      ------------      ------------     --------
Interest and fee income(1) ............     $ 11,127,456      $  9,612,445      $  1,515,011      15.76%
Interest expense ......................        3,662,314         3,236,716           425,598      13.15%
                                            ------------      ------------      ------------      -----
Net interest income ...................     $  7,465,142      $  6,375,729      $  1,089,413      17.09%
                                            ============      ============      ============      =====
Average interest earning assets .......     $472,157,092      $408,997,274      $ 63,159,818      15.44%
Average interest bearing liabilities ..     $382,915,541      $332,645,115      $ 50,270,426      15.11%
Average yields earned(2) ..............             9.48%             9.53%             (.05)
Average rates paid(2) .................             3.85%             3.94%             (.09)
Net interest spread(2) ................             5.63%             5.59%              .04
Net interest margin(2) ................             6.36%             6.32%              .04

- ----------
(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2) These ratios for the three months ended March 31, 1996 and 1995 have been annualized.

         Provision for Loan Losses. Management's policy is to maintain an adequate allowance for loan loss based on historical trends, current and future economic forecasts and statistical analysis of the loan portfolio, as well as detailed reviews of current loan performance. Bancorp recorded provisions for loan losses for the first quarter of 1996 and 1995 of $333,000 and $121,460, respectively. Net charge-offs for the first quarter of 1996 were $424,000, compared to net charge-offs of 21,000 for the same period in 1995. At March 31, 1996, the percentage of non-performing assets was 0.46% of total assets.

         Management has in place a conservative loan approval process and strong asset quality monitoring system. Management continues its efforts to collect amounts previously charged off and to originate new loans of high quality. Management believes that the allowance for possible loan losses at March 31, 1996 is adequate. Further additions to the allowance for loan losses could become necessary, depending upon the performance of Bancorp's loan portfolio or changes in economic conditions, as well as growth within the loan portfolio. See "Loan Loss Allowance and Provision".

         Noninterest Income. Noninterest income for the first quarter of 1996 was $1,929,234, up $330,833, or 20.70%, compared to the same period in 1995. Service charges on deposit accounts increased by $46,615 or 8.25% due to increased deposit relationships. Other service charges, commissions and fees increased $209,332, or 56.86%, due mainly to an increased customer base and transaction volumes in the merchant bankcard, annuity and mutual fund programs, as well as other similar transaction based programs. Trust revenue increased slightly during the period based on a growing managed asset base and account activity. Gains on sales of loans increased $131,635, or 91.30%, as a result of increased refinance activity in the residential real estate programs. Loan servicing income reported increases in the quarter due to increased volumes of loans serviced for others.

         Noninterest Expense. Noninterest expenses for the first quarter ended March 31, 1996, were $6,157,481 an increase of $405,072 or 7.04% over the same period in 1995. Salaries and employee benefits, equipment, occupancy, marketing, ATM and Bankcard, printing and office supplies, and communications expenses are higher in the first quarter of 1996 due mainly to expansion of the Bank's branch system and the additions of new products and services over the period. In general, opening new branches results in higher costs for Bancorp which are not offset until a certain level of growth in deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations, until earnings grow to cover overhead. Professional fees increased over the period mainly due to increased merger related expenditures in the first quarter of 1996. FDIC deposit insurance expense declined in the period due to reductions in insurance premiums charged.

INCOME TAXES

         During the first three months of 1996, due to an increase in pre-tax income and a change in tax accounting for the allowance for loan loss, the provision for income taxes increased from that of 1995.

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

         Deposits are Bancorp's primary source of new funds. Total deposits were $454.4 million at March 31, 1996, up from $442.1 million at December 31, 1995. Bancorp does not generally accept brokered deposits. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of a quality product. Increases over the period are due to the opening of new branch facilities, marketing efforts, and new business development programs initiated by Bancorp.

         Management anticipates that Bancorp will continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, and FHLB borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. Borrowings may be used on a short term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will be Federal Funds purchased and borrowings from the FHLB.

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

         Shareholders' equity increased to $54.0 million at March 31, 1996 from $53.2 million at December 31, 1995 an increase of $.8 million, or 1.50%, over that period of time. At March 31, 1996, Bancorp's shareholders' equity, as a percentage of total assets, was 10.19%, compared to 10.30% at December 31, 1995. The decrease was primarily a result of assets growing faster, (through new and existing branch growth), than the equity base. Equity grew at 1.50% over the period from December 31, 1995 to March 31, 1996, while assets grew by 2.50% over the same period.

         As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.

                                                            March 31, 1996
                                                        ------------------------
                                                                 Actual
                                                        ------------------------

(Dollars in thousands)
- ----------------------
                                                         Amount           Ratio
                                                        --------          -----
Tier 1 capital ................................         $ 52,749          13.13%
Tier 1 capital minimum requirement ............           16,066           4.00
                                                        --------          -----
  Excess over minimum Tier 1 capital ..........         $ 36,683           9.13%
                                                        ========          =====
Total capital .................................         $ 57,379          14.29%
Total capital minimum requirement .............           32,132           8.00
                                                        --------          -----
  Excess over minimum total capital ...........         $ 25,247           6.29%
                                                        ========          =====
Risk-adjusted assets ..........................         $401,646
                                                        ========
Leverage ratio ................................                           10.21%
Minimum leverage requirement ..................                            3.00
                                                                          -----
  Excess over minimum leverage ratio ..........                            7.21%
                                                                          =====
Adjusted total assets .........................         $517,011
                                                        ========

LOAN PORTFOLIO

         Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 67.28% of total assets as of March 31, 1996. Although the Banks strive to serve the credit needs of the service areas, the primary focus is on real estate related and commercial credits. The banks make substantially all of their loans to customers located within the Banks' service areas. The Banks have no loans defined as highly leveraged transactions by the FRB. The following table presents the composition of the Banks' loan portfolios, at the dates indicated:

                                         March 31, 1996               December 31, 1995
                                   ---------------------------      ---------------------
(Dollars in thousands)              Amount             Percent        Amount      Percent
- ----------------------             ---------           -------      ---------     -------
Commercial ...................     $ 105,704            29.67%      $ 100,179      29.89%
Real estate construction .....        34,323             9.63          31,310       9.34
Real estate mortgage .........        39,547            11.10          36,164      10.79
Real estate commercial .......       134,480            37.75         122,992      36.69
Installment and other consumer        46,850            13.15          49,267      14.70
                                   ---------           ------       ---------     ------
Totals .......................       360,904           101.30%        339,912     101.41%

Less allowance for loan losses        (4,630)           (1.30%)        (4,721)     (1.41%)
                                   ---------                        ---------
Loans, net ...................     $ 356,274                        $ 335,191
                                   =========                        =========

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

         The Banks mitigate risk on construction loans by generally lending funds to customers who have been pre-qualified for long term financing and are using experienced contractors approved by the Banks. The commercial real estate risk is further mitigated by making the majority of commercial real estate loans to owner-occupied users of the property.

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

(Dollars in thousands)                                           March 31, 1996  December 31, 1995
- ----------------------                                           --------------  -----------------
Loans on non-accrual status ....................................     $2,226             $591

Loans past due greater than 90 days but not on accrual status ..         74               10

Other real estate owned ........................................        134                1
                                                                     ------             ----

Total non-performing assets ....................................     $2,434             $602
                                                                     ======             ----

Percentage of non-performing assets to total assets ............        .46%             .12%
                                                                     ======             ====

- ----------------
See "Loan Loss Allowance and Provision"

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

                                                 Three months ended      Year ended
(Dollars in thousands)                             March 31, 1996     December 31, 1995
- ----------------------                           ------------------   -----------------
Loans outstanding at end of period .............     $ 360,904           $ 339,912
Average loans outstanding during the period ....     $ 348,857           $ 309,267
Allowance for loan losses, beginning of period .     $   4,721           $   4,519
Recoveries .....................................           102                  52

Loans charged off ..............................          (526)               (520)
                                                     ---------           ---------

Net loans charged off ..........................          (424)               (468)
Provision for loan losses ......................           333                 670
                                                     ---------           ---------
Allowance for loan losses, end of period .......     $   4,630           $   4,721
                                                     =========           =========
Ratio of net loans charged off
  to average loans outstanding(1) ..............           .49%                .15%
Ratio of allowance for loan losses
  to loans at end of period ....................          1.28%               1.39%

(1)   The ratios for the three months ended March 31, 1996 have been annualized.

      As of December 31, 1995, Bancorp had an agricultural loan with an outstanding balance of $1.5 million that had been written down by $150,000. During the first quarter of 1996, the loan was further written down by $320,000 due to continued declines in the crop value. During the second quarter of 1996 an additional $243,000 was charged off on this loan. In assessing Bancorp's collateral position, the crop's value has been writtern down to $0. The remaining loan balance of approximately $937,000 is secured by a governmental guarantee for $360,000 and the remainder of the loan balance is substantially collateralized by real estate and equipment. The loan is currently on nonaccrual status. This is a special agricultural loan and is the only one within Bancorp with this specific type of crop. Bancorp feels that it is an isolated situation, and that reserves are adequate to cover any potential losses.

Increases in the provision for loan losses in the first quarter of 1996 were due mainly to increases in loan growth. In addition, further forecasted loan growth will lead to increases in the provision for loan losses.

INVESTMENT PORTFOLIO

      The following table shows the book value of the Banks' portfolio of investments as of March 31, 1996 and December 31, 1995:

                                                          March 31,   December 31,
(Dollars in thousands)                                      1996          1995
- ----------------------                                    ---------   ------------

Investments available for sale
- ------------------------------
U.S. Treasury securities ...........................      $  8,626      $ 17,741
U.S. Government agency securities ..................        42,459        35,731
Corporate securities ...............................         4,752         4,803
Mortgage-backed securities .........................         8,940         9,120
Obligations of state and political subdivisions ....        42,097        45,929
Other securities ...................................         2,919         2,853
                                                          --------      --------
  Total ............................................      $109,793      $116,177
                                                          ========      ========

                           PART II. OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 27 Article 9 Financial Data Schedules for Form 10-Q

(b) One report, pending acquisition of Vancouver Bancorp, dated February 15, 1996 on Form 8-K was filed during the quarter ending March 31, 1996, pursuant to Item 5 of that form. No financial statements were filed as part of that report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         WEST COAST BANCORP
                                            (Registrant)

Dated: May 13, 1996                     /s/ Rodney B. Tibbatts
                                        ----------------------------------------
                                        Rodney B. Tibbatts
                                        Co-President and Chief Executive Officer



Dated: May 13, 1996                     /s/ Donald A. Kalkofen
                                        ----------------------------------------
                                        Donald A. Kalkofen
                                        Chief Financial Officer