Form 10-Q/A
period 1996-03-31
WEST COAST BANCORP /NEW/OR/
filed 1996-05-15
CIK 717059

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                                   ----------
                                 Amendment No. 1
                                      To
                                  Form 10-Q

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

         Bancorp paid $3,655,000 and $2,943,000, for interest in the quarters ended March 31, 1996 and 1995, respectively. Income taxes paid were $210,000 and $57,500, in the quarters ended March 31, 1996 and 1995, respectively.

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