Form 10-Q
period 1996-06-30
WEST COAST BANCORP /NEW/OR/
filed 1996-08-14
CIK 717059

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549
    _______________________________________________________________________

                                   Form 10-Q

                    [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 1996

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

Common Stock, no par value, outstanding on July 31, 1996: 5,326,768

                               TABLE OF CONTENTS



PART I.  Financial Statements                                            Page
                                                                         ----
                 Consolidated Balance Sheets -
                 June 30, 1996 and December 31, 1995  . . . . . . . . . .  3

                 Consolidated Statements of Income -
                 Three months and six months ended
                 June 30, 1996 and 1995 . . . . . . . . . . . . . . . . .  4

                 Consolidated Statements of Cash Flows -
                 Six months ended June 30, 1996 and 1995  . . . . . . . .  5

                 Consolidated Statements of Changes
                 in Stockholders' Equity  . . . . . . . . . . . . . . . .  6

                 Notes to Consolidated Financial Statements . . . . . . .  6

                 Management's Discussion and Analysis
                 of Financial Condition and
                 Results of Operations  . . . . . . . . . . . . . . . . .  9


PART II.         Other Information


                 Item 6 - Exhibits and Reports on Form 8-K  . . . . . . .  17


Signatures        . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

                               WEST COAST BANCORP
                          CONSOLIDATED BALANCE SHEETS

                                                                                     June 30,          December 31,
                                                                                       1996                1995
                                                                                   ------------        -------------
                                                                                           (Unaudited)
 ASSETS
 Cash and cash equivalents:
   Cash and due from banks . . . . . . . . . . . . . . . . . . . . . . . . .       $ 33,162,340       $ 30,621,724
   Interest bearing deposits in other banks  . . . . . . . . . . . . . . . .          5,838,651          2,286,848
   Federal funds sold  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -          7,648,678
                                                                                   ------------       ------------
     Total cash and cash equivalents . . . . . . . . . . . . . . . . . . . .         39,000,991         40,557,250

 Investment securities:
   Investments available for sale  . . . . . . . . . . . . . . . . . . . . .        102,118,588        116,176,809
   Investments held to maturity  . . . . . . . . . . . . . . . . . . . . . .                  -                  -
                                                                                   ------------       ------------
     Total investmet securities                                                     102,118,588        116,176,809
 Loans held for sale . . . . . . . . . . . . . . . . . . . . . . . . . . . .            604,493            836,399

 Loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        402,570,705        339,912,341
 Allowance for loan loss . . . . . . . . . . . . . . . . . . . . . . . . . .         (4,876,194)        (4,721,213)
                                                                                   ------------       ------------
   Loans, net  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        397,694,511        335,191,128

 Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . . . .         16,541,280         15,608,855
 Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            240,239            283,290
 Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9,164,336          7,993,495
                                                                                   ------------       ------------
     Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $565,364,438       $516,647,226
                                                                                   ============       ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
 Deposits:
   Demand  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $ 86,724,100       $ 83,278,388
   Savings and interest bearing demand . . . . . . . . . . . . . . . . . . .        253,204,758        229,074,600
   Certificates of deposits  . . . . . . . . . . . . . . . . . . . . . . . .        134,521,240        129,747,628
                                                                                   ------------       ------------
     Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . .        474,450,098        442,100,616

 Short-term borrowings:
   Federal funds purchased . . . . . . . . . . . . . . . . . . . . . . . . .         10,900,000                  -
   Other short-term borrowings . . . . . . . . . . . . . . . . . . . . . . .          9,450,000          7,927,000
                                                                                   ------------       ------------
     Total short-term borrowings . . . . . . . . . . . . . . . . . . . . . .         20,350,000          7,927,000
 Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          3,583,203          4,584,136
 Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . . . .         11,797,056          8,837,763
                                                                                   ------------       ------------
     Total liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .        510,180,357        463,449,515


 Commitments and contingent liabilities

 STOCKHOLDERS' EQUITY
 Preferred stock: no par value, none issued;
   10,000,000 shares authorized
 Common stock:  No par value, 15,000,000 shares
   authorized; shares issued and outstanding
   4,816,700 and 4,804,441 respectively    . . . . . . . . . . . . . . . . .          6,020,875          6,005,551
 Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . . . .         32,748,550         32,614,692
 Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         16,068,013         12,856,449
 Net unrealized gain on investments available for sale   . . . . . . . . . .            346,643          1,721,019
                                                                                   ------------       ------------
   Stockholders' equity  . . . . . . . . . . . . . . . . . . . . . . . . . .         55,184,081         53,197,711
                                                                                   ------------       ------------
     Total liabilities and stockholders' equity  . . . . . . . . . . . . . .       $565,364,438       $516,647,226
                                                                                   ============       ============

The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME

                                                                        Three months ended                Six months ended
                                                                             June 30,                         June 30,
                                                                   -----------------------------     ----------------------------
                                                                      1996              1995            1996              1995
                                                                   ----------        ----------      ----------       -----------
                                                                           (Unaudited)                        (Unaudited)
 INTEREST INCOME
 Interest and fees on loans  . . . . . . . . . . . . . . . .       $9,929,744        $8,168,489      $18,857,053      $15,590,304
 Interest on taxable investment securities . . . . . . . . .        1,117,586           956,546        2,141,897        1,995,742
 Interest on non-taxable investment securities . . . . . . .          602,490           677,690        1,246,436        1,360,175
 Interest from other banks . . . . . . . . . . . . . . . . .           80,288            25,532          104,932           68,447
 Interest on federal funds sold  . . . . . . . . . . . . . .           26,286           122,780          201,802          197,231
                                                                   ----------        ----------       ----------       ----------
   Total interest income . . . . . . . . . . . . . . . . . .       11,756,394         9,951,037       22,552,120       19,211,899

 INTEREST EXPENSE
 Savings and interest-bearing demand . . . . . . . . . . . .        1,829,712         1,656,592        3,512,849        3,192,262
 Certificates of deposit . . . . . . . . . . . . . . . . . .        1,765,126         1,757,867        3,502,894        3,179,781
 Short-term borrowings . . . . . . . . . . . . . . . . . . .           59,203            98,500          179,959          274,762
 Long-term borrowings  . . . . . . . . . . . . . . . . . . .          171,418           103,837          292,071          206,707
                                                                   -----------       ----------       ----------       ----------
   Total interest expense  . . . . . . . . . . . . . . . . .        3,825,459         3,616,796        7,487,773        6,853,512
                                                                   ----------        ----------       ----------       ----------
 NET INTEREST INCOME . . . . . . . . . . . . . . . . . . . .        7,930,935         6,334,241       15,064,347       12,358,387
 PROVISION FOR LOAN LOSS   . . . . . . . . . . . . . . . . .          461,200           150,000          794,200          271,460
                                                                   ----------        ----------       ----------       ----------
 NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSS . . . . . . . . . . . . . . . . .        7,469,735         6,184,241       14,270,147       12,086,927

 NONINTEREST INCOME
 Other service charges, commissions and fees . . . . . . . .          682,207           410,742        1,259,701          778,904
 Service charges on deposit accounts . . . . . . . . . . . .          597,475           615,375        1,209,046        1,180,331
 Trust revenue . . . . . . . . . . . . . . . . . . . . . . .          363,604           364,578          673,006          673,511
 Gains on sales of loans . . . . . . . . . . . . . . . . . .          266,868           192,208          542,677          336,382
 Loan servicing fees . . . . . . . . . . . . . . . . . . . .          121,649           127,786          244,160          243,607
 Other . . . . . . . . . . . . . . . . . . . . . . . . . . .           71,768           169,730          123,300          269,826
 Net (losses) gains on sales of securities . . . . . . . . .          (28,682)            9,306          (47,767)           5,565
                                                                   -----------       ----------       ----------       ----------
   Total noninterest income  . . . . . . . . . . . . . . . .        2,074,889         1,889,725        4,004,123        3,488,126

 NONINTEREST EXPENSE
 Salaries and employee benefits  . . . . . . . . . . . . . .        3,576,905         3,060,092        7,029,472        6,296,857
 Equipment . . . . . . . . . . . . . . . . . . . . . . . . .          511,182           452,616          998,576          908,032
 Occupancy . . . . . . . . . . . . . . . . . . . . . . . . .          466,195           430,554          951,274          857,919
 Professional fees . . . . . . . . . . . . . . . . . . . . .          390,930           227,986          855,650          536,376
 ATM and Bankcard  . . . . . . . . . . . . . . . . . . . . .          252,115           191,722          435,075          346,026
 Printing and office supplies  . . . . . . . . . . . . . . .          192,043           165,490          372,150          322,069
 Marketing . . . . . . . . . . . . . . . . . . . . . . . . .          151,239           173,475          314,966          321,944
 Communications  . . . . . . . . . . . . . . . . . . . . . .          138,723           134,231          280,602          244,993
 FDIC insurance  . . . . . . . . . . . . . . . . . . . . . .            1,500           212,177            3,000          429,683
 Other noninterest expense . . . . . . . . . . . . . . . . .          672,660           511,955        1,270,208        1,048,808
                                                                   ----------        ----------       ----------       ----------
   Total noninterest expense . . . . . . . . . . . . . . . .        6,353,492         5,560,298       12,510,973       11,312,707

 INCOME BEFORE INCOME TAXES  . . . . . . . . . . . . . . . .        3,191,132         2,513,668        5,763,297        4,262,346
                                                                   ----------        ----------       ----------       ----------
 PROVISION FOR INCOME TAXES  . . . . . . . . . . . . . . . .        1,053,636           804,030        1,892,521        1,299,621
                                                                   ----------        ----------       ----------       ----------
 NET INCOME  . . . . . . . . . . . . . . . . . . . . . . . .       $2,137,496        $1,709,638       $3,870,776       $2,962,725
                                                                   ==========        ==========       ==========       ==========

 EARNINGS PER COMMON SHARE . . . . . . . . . . . . . . . . .             $.44               $.36            $.80             $.62
                                                                         ====               ====            ====             ====



 The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                 Six months ended
                                                                                                     June 30,
                                                                                          ------------------------------
                                                                                               1996              1995
                                                                                          --------------    ------------
                                                                                                   (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 3,870,776         $ 2,962,725
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization of premises and equipment . . . . . . . . . . .             624,786             507,381
   Amortization of intangibles . . . . . . . . . . . . . . . . . . . . . . . . .              43,051              43,050
   Net loss (gain) on sales of investments:
     Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . .              47,767             (5,565)
     Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -                   -
   Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .             794,200             271,460
   Decrease (increase) in interest receivables . . . . . . . . . . . . . . . . .              72,070            (269,374)
   Increase in other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,242,911)         (1,892,759)
   Increase in interest payable  . . . . . . . . . . . . . . . . . . . . . . . .              51,730             501,192
   Decrease in other liabilities . . . . . . . . . . . . . . . . . . . . . . . .          (1,052,663)           (390,543)
                                                                                         ------------        ------------
      Net cash provided by operating activities  . . . . . . . . . . . . . . . .           3,208,806           1,727,567

 CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds from maturities of investment securities:
   Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,604,975          10,101,517
   Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -           7,135,901
 Proceeds from sales of investment securities:
   Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          12,222,856           2,378,009
   Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -                   -
 Purchase of investment securities:
   Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (22,191,753)         (4,343,282)
   Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                   -          (1,325,000)
 Loans made to customers greater than principal collected on loans . . . . . . .         (63,065,677)        (35,719,416)
 Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (1,557,211)         (2,368,348)
                                                                                         ------------        -----------
     Net cash used in investing activities . . . . . . . . . . . . . . . . . . .         (51,986,810)        (24,140,619)

 CASH FLOWS FROM FINANCING ACTIVITIES

 Net increase in demand, savings and interest
   bearing transaction accounts  . . . . . . . . . . . . . . . . . . . . . . . .          27,575,870             674,859
 Net increase in proceeds from sales of
   certificates of deposits greater than payments for maturing time deposits . .           4,773,612          44,346,677
 Proceeds from long-term borrowings  . . . . . . . . . . . . . . . . . . . . . .           4,000,000           2,000,000
 Payments on long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . .          (1,040,707)           (785,714)
 Net increase (decrease) in short-term borrowings  . . . . . . . . . . . . . . .          12,423,000         (10,815,000)
 Sales of common stock, net  . . . . . . . . . . . . . . . . . . . . . . . . . .             149,182             102,454
 Dividends paid and cash paid for fractional shares  . . . . . . . . . . . . . .            (659,212)           (759,772)
                                                                                         ------------       -------------
     Net cash provided by financing activities . . . . . . . . . . . . . . . . .          47,221,745          34,763,504
                                                                                         -----------        -------------

 NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS  . . . . . . . . . . . . .          (1,556,259)          12,350,452
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . . . . . . . .          40,557,250           33,639,760
                                                                                         -----------          -----------
 CASH AND CASH EQUIVALENTS AT END  OF PERIOD . . . . . . . . . . . . . . . . . .         $39,000,991          $45,990,212
                                                                                         ===========          ===========


The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                      Additional                  Net Unrealized Gains
                                                Common Stock           Paid-In       Retained     (Losses) Investments
                                            Shares        Amount       Capital       Earnings      Available for Sale      Total
                                          ------------------------    -----------   -----------   --------------------   ----------
 BALANCE, December 31, 1994  . . . . .    4,359,583     $5,449,479    $25,432,849   $14,540,734        $(1,191,371)     $44,231,691
 Net income  . . . . . . . . . . . . .            -              -              -     7,358,595                  -        7,358,595
 Net unrealized gain on investments
    available for sale . . . . . . . .            -              -              -             -          2,912,390        2,912,390
 Cash dividends, $.29 per common
    share  . . . . . . . . . . . . . .            -              -              -    (1,395,569)                 -       (1,395,569)
 Sale of stock . . . . . . . . . . . .        5,699          7,124         82,286             -                  -           89,410
 Sale of common stock pursuant to
     stock option plans  . . . . . . .        3,167          3,958         10,072             -                  -           14,030
 10 percent stock dividend . . . . . .      436,276        545,345      7,089,485    (7,634,830)                 -                -
 Cash paid for fractional shares . . .         (284)          (355)             -       (12,481)                 -          (12,836)
                                          ---------     ----------    -----------   -----------        -----------      -----------
 BALANCE, December 31, 1995  . . . . .    4,804,441      6,005,551     32,614,692    12,856,449          1,721,019       53,197,711
 Net income  . . . . . . . . . . . . .            -              -              -     3,870,776                  -        3,870,776
 Net unrealized (loss) on investments
    available for sale . . . . . . . .            -              -              -             -         (1,374,376)      (1,374,376)
 Cash dividends, $.13 per common
    share  . . . . . . . . . . . . . .            -              -              -      (659,212)                 -         (659,212)
 Sale of common stock pursuant to
    stock option plans . . . . . . . .       12,259         15,324        133,858             -                  -          149,182
                                          ---------     ----------    -----------   -----------        -----------      -----------
 BALANCE, June 30, 1996  . . . . . . .    4,816,700     $6,020,875    $32,748,550   $16,068,013        $   346,643      $55,184,081
                                          =========     ==========    ===========   ===========        ===========      ===========


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

         The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 1996 are not necessarily indicative of results to be anticipated for the year ending December 31, 1996.

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

5.       NET INCOME PER COMMON SHARE

         The Board of Directors declared a quarterly cash dividend of $.065 per share during the second quarter of 1996 and $.065 per share during the first quarter of 1996. All per share amounts have been restated to retroactively reflect stock splits as well as all previous stock dividends.


6.       SUPPLEMENTAL CASH FLOW INFORMATION

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

         Bancorp paid $6,352,320 and $7,436,042, for interest in the six months ended June 30, 1996 and 1995, respectively. Income taxes paid were $1,610,850 and $1,107,086, in the six months ended June 30, 1996 and 1995, respectively.

7.       SUBSEQUENT ACQUISITIONS

         Effective July 1, 1996, West Coast Bancorp completed its acquisition of Vancouver Bancorp. Vancouver Bancorp is a bank holding company, headquartered in Vancouver, Washington. Its principal business activities are conducted through its only subsidiary, Bank of Vancouver, a Washington state chartered, full-service commercial bank, whose deposits are insured by the Federal Deposit Insurance Corporation. At June 30, 1996 Vancouver Bancorp had assets totaling $94 million, and equity capital totaling $6.5 million. Vancouver Bancorp earned $575,000 for the six months ended June 30, 1996 and
$891,000 the year ended December 31, 1995.   Bank of Vancouver's primary
service area is Vancouver, Washington, adjacent to the greater Portland, Oregon metropolitan market. The Bank of Vancouver emphasizes real estate related loans to small businesses located within its market area. The transaction will be accounted for as a pooling of interests, accordingly future reports by Bancorp will be restated to include the accounts and results of operations of Vancouver Bancorp.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1996 and 1995

         Net Income. Bancorp reported net income of $2,137,496, or $.44 per
share, for the three months ended June 30, 1996.   This represents a 25%
increase in net income, as compared to $1,709,638 or $.36 per share, for the three months ended June 30, 1995. Increased net income was primarily the result of increased net interest margins enhanced by interest earning asset growth. Noninterest income rose mainly due to an increased customer base and higher transaction volumes. Expenses increased mainly due to new branch expansion costs and development costs related to a new data processing facility, as well as some merger related expenditures, and were partially offset by lower FDIC deposit insurance premiums.

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

         Net interest income on a tax equivalent basis for the three months ended June 30, 1996 increased $1,557,955 or 23.31%, to $8,241,309 from
$6,683,354 for the same period in 1995.   Average interest earning assets
increased by $73.0 million, or 17.29%, to $495.1 million from June 30, 1995. Average interest bearing liabilities increased $52.1 million or 14.91% over the same period. The average net interest spread increased from 5.63% to 5.97%,which was mainly caused by a declining cost of funds over the period.

         Bancorp's net interest margin for the three months ended June 30, 1996 was 6.69%, an increase of 34 basis points from 6.35% for the comparable period of 1995. The major factor in the increase was the decrease in the average rates paid on interest bearing liabilities, which decreased by 33 basis points to 3.83% in the second quarter of 1996 from 4.16% for the same period in 1995.

         Analysis of Net Interest Income. The following table presents information regarding yields on interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for the periods indicated on a tax equivalent basis:

                                                         Three Months Ended
                                                         ------------------
                                                               June 30,
                                                               --------
                                                                                         Increase
                                                1995                 1996               (Decrease)           Change
                                                ----                 ----               ----------           ------
 Interest and fee income(1)  . . . . .      $ 12,066,768         $ 10,300,150           $ 1,766,618          17.15%
 Interest expense  . . . . . . . . . .         3,825,459            3,616,796               208,663           5.77%
                                            ------------         ------------           -----------          ------

 Net interest income . . . . . . . . .      $  8,241,309         $  6,683,354           $ 1,557,955          23.31%
                                            ============         ============           ===========          ======

 Average interest earning assets . . .      $495,096,253         $422,120,426           $72,975,827          17.29%
 Average interest bearing liabilities       $401,446,996         $349,355,747           $52,091,249          14.91%

 Average yields earned(2)  . . . . . .              9.80%                9.79%                  .01
 Average rates paid(2) . . . . . . . .              3.83%                4.16%                 (.33)

 Net interest spread(2)  . . . . . . .              5.97%                5.63%                  .34

 Net interest margin(2)  . . . . . . .              6.69%                6.35%                  .34

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2) These ratios for the three months ended June 30, 1996 and 1995 have been annualized.

         Provision for Loan Losses. Management's policy is to maintain an adequate allowance for loan loss based on historical trends, current and future economic forecasts and statistical analysis of the loan portfolio, as well as detailed reviews of current loan performance. Bancorp recorded provisions for loan losses for the second quarter of 1996 and 1995 of $461,200 and $150,000 respectively. The increases in the provisions are due mainly to increases in outstanding loans over the periods. Net charge-offs for the second quarter of 1996 were $215,000, compared to net charge-offs of $73,000 for the same period in 1995. At June 30, 1996, the percentage of non-performing assets was 0.35% of total assets.

         Management has in place a conservative loan approval process and a strong asset quality monitoring system. Management continues its efforts to collect amounts previously charged off and to originate new loans of high quality. Management believes that the allowance for possible loan losses at June 30, 1996 is adequate. Further additions to the allowance for loan losses could become necessary, depending upon the performance of Bancorp's loan portfolio or changes in economic conditions, as well as growth within the loan portfolio. See "Loan Loss Allowance and Provision".

         Noninterest Income. Noninterest income for the second quarter of 1996 was $2,074,889 up $185,164, or 9.80%, compared to the same period in 1995. Other service charges, commissions and fees increased $271,465, or 66.09%, due mainly to an increased customer base and transaction volumes in the merchant bankcard, annuity and mutual fund programs, as well as other similar transaction based programs. Service charges on deposit accounts, trust revenue and loan servicing fees remained relatively stable with minor decreases in
revenue of $17,900, $974 and $6,137 respectively   Gains on sales of loans
increased $74,660, or 38.84%, as a result of increased activity in the residential real estate programs.

         Noninterest Expense.   Noninterest expenses for the second quarter
ended June 30, 1996, were $6,353,492 an increase of $793,194 or 14.27% over the same period in 1995. Salaries and employee benefits, equipment, occupancy, ATM and Bankcard, printing and office supplies, communications expenses and other expenses are higher in the second quarter of 1996 due mainly to expansion of the Bank's branch system and the additions of new products and services over
the period.   In general, opening new branches results in higher costs for
Bancorp which are not offset until a certain level of growth in deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations, until earnings grow to cover overhead. Professional fees increased over the period mainly due to increased merger related expenditures in the second quarter of 1996. Marketing expenses
declined during the period due to enhanced internal capabilities.   FDIC
deposit insurance expense declined in the period due to reductions in insurance premiums charged.

Six Months Ended June 30, 1996 and 1995

         Net Income. For the six months ended June 30, 1996, Bancorp's net income was $3,870,776, an increase of $908,051 from $2,962,725 for same period in 1995, a 30.65% decline. Earnings per share for the six month period ended in 1996 were $0.80 compared to $0.62 in 1995. Net interest income on a tax equivalent basis totaled $15,706,450 for the six months ended June 30 1996, a 20.27% increase from the same period in 1995.

         Net Interest Income. During the periods ended June 30, 1996 and 1995, average interest earning assets were $485.3 million and $416.2 million, respectively. During the same periods, average interest bearing liabilities grew to $392.2 million from $341.9 million, respectively. Additionally, during the same periods, net interest margins increased to 6.51% from 6.33% respectively due mainly to a declining cost of funds. Net interest income on a tax-equivalent basis increased $2,647,367, or 20.27%, to $15,706,450 in the first six months of 1996 from $13,059,083 in 1995. The increased net interest income was caused by the increased asset growth and an increased net interest spread. Average interest earning assets increased 16.62% over the period while the average yield earned decreased 4 basis points to 9.61% at June 30, 1996 from 9.65% in 1995. The changing interest rate environment in 1996 also led to an increase in the net interest spread of 16 basis points to 5.77% from 5.61% in 1995. Average interest bearing liabilities increased $50.3 million, or 14.72%, to $392.2 million for the period ended June 30, 1996, while the average rates paid decreased 20 basis points to 3.84%.

         Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

                                               Six Months Ended June 30,
                                               -------------------------               Increase
                                              1996               1995                 (Decrease)             Change
                                              ----               ----                 ----------             ------
 Interest and fee income(1)  . . . . .    $ 23,194,223        $ 19,912,595           $ 3,281,628             16.48%

 Interest expense  . . . . . . . . . .       7,487,773           6,853,512                                    9.25%
                                          ------------        ------------                                    ----
                                                                                         634,261
                                                                                         -------
 Net interest income . . . . . . . . .    $ 15,706,450        $ 13,059,083           $ 2,647,367             20.27%
                                          ============        ============           ===========             =====
 Average interest earning assets . . .    $485,334,144        $416,165,667           $69,168,477             16.62%
 Average interest bearing liabilities     $392,204,354        $341,890,238           $50,314,116             14.72%

 Average yields earned(2)  . . . . . .            9.61%               9.65%                 (.04)
 Average rates paid(2)   . . . . . . .            3.84%               4.04%                 (.20)
 Net interest spread(2)  . . . . . . .            5.77%               5.61%                  .16

 Net interest margin(2)  . . . . . . .            6.51%               6.33%                  .18
- ---------------

(1) Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis.

(2) These ratios for the six months ended June 30, 1996 and 1995 have been annualized.

         Provision for Loan Losses. Bancorp recorded a provision for loan losses of $794,200 in the first six months of 1996, compared to $271,460 in the same period in 1996. Bancorp incurred net charge-offs of $639,000 in 1996, compared to $94,000 during 1995. The allowance for loan losses as a percentage of loan totals at June 30, 1996 and 1995 were 1.21% and 1.39% of total loans, respectively.

         Non-Interest Income. Non-interest income for the six months ended June 30, 1996 was $4,004,123 an increase of $515,997, or 14.79%, from $3,488,126 for the same period in 1995. Other service charges, commissions and fees and service charges on deposit accounts increased during the period due to an
increased customer base and transaction volumes.   Gains on sales of loans
increased $206,295 as a result of increased activity in Bancorp's residential real estate department. Trust revenue and loan servicing fees remained stable during the period. Overall increases in non-interest income were due to increased market presence in existing and expanding market services.

         Non-Interest Expense. Non-interest expense increased 10.59% during the first six months of 1996 over the same period in 1995. The increase in operating expense resulted from additional costs associated with entering new markets, including the opening of several new branch operations. The largest increase was in the area of salaries and benefits, which increased to
$7,029,472 in 1996 from $6,296,857, up 11.63% from the same period in 1995.
The number of full time equivalent employees increased during 1996 to 414 from 353 in 1995. In general, the opening of new branches results in higher costs for Bancorp which are not offset until a certain level of growth in deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations, until earnings grow to cover overhead. Professional fees were higher during the period due mainly to merger related expenditures. FDIC deposit insurance expense declined in the period due to the
reduction in insurance premiums charged.   Other increases in non-interest
expense generally were caused by higher operating activity levels associated with Bancorp's growth.

INCOME TAXES

         During the first six months of 1996, due to an increase in pre-tax income and a change in tax accounting for the allowance for loan loss, the provision for income taxes increased from that of 1995.

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

         Deposits are Bancorp's primary source of new funds. Total deposits were $474.5 million at June 30, 1996, up from $442.1 million at December 31, 1995. Bancorp does not generally accept brokered deposits. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of a quality product. Increases over the period are due to the opening of new branch facilities, marketing efforts, and new business development programs initiated by Bancorp.

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

         Shareholders' equity increased to $55.2 million at June 30, 1996 from $53.2 million at December 31, 1995 an increase of $2.0 million, or 3.73%, over that period of time. At June 30, 1996, Bancorp's shareholders' equity, as a percentage of total assets, was 9.76%, compared to 10.30% at December 31, 1995. The decrease was primarily a result of assets growing faster, (through new and existing branch growth), than the equity base. Equity grew at 3.73% over the period from December 31, 1995 to June 30, 1996, while assets grew by 9.43% over the same period.

                 As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.



                                                              June 30,1996
                                                              ------------
                                                                 Actual
                                                                 ------
 (Dollars in thousands)
 -------- -- ----------

                                                        Amount            Ratio
                                                        ------            -----
 Tier 1 capital  . . . . . . . . . . . . .            $ 54,597           12.47%
 Tier 1 capital minimum requirement  . . .              17,509            4.00
                                                        ------            ----
   Excess over minimum Tier 1 capital  . .            $ 37,088            8.47%
                                                      ========            =====

 Total capital . . . . . . . . . . . . . .            $ 59,473           13.59%
 Total capital minimum requirement . . . .              35,018            8.00
                                                        ------            ----
   Excess over minimum total capital . . .            $ 24,455            5.59%
                                                      ========            =====

 Risk-adjusted assets  . . . . . . . . . .            $437,719
                                                      ========

 Leverage ratio  . . . . . . . . . . . . .                               10.06%
 Minimum leverage requirement  . . . . . .                                3.00
                                                                          ----
   Excess over minimum leverage ratio  . .                                7.06%
                                                                          =====

 Adjusted total assets . . . . . . . . . .            $542,451
                                                      ========

LOAN PORTFOLIO

         Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 70.34% of total assets as of June 30, 1996. Although the Banks strive to serve the credit needs of the service areas, the primary focus is on real estate related and commercial credits. The Banks make substantially all of their loans to customers located within the Banks' service areas. The Banks have no loans defined as highly leveraged transactions by the FRB. The following table presents the composition of the Banks' loan portfolios, at the dates indicated:

                                                                  June 30, 1996           December 31, 1995
                                                                  -------------           -----------------

 (Dollars in thousands)                                     Amount        Percent        Amount        Percent
 -------- -- ----------                                     ------        -------        ------        -------
 Commercial  . . . . . . . . . . . . . . . . . . . .      $112,715         28.34%      $100,179         29.89%

 Real estate construction  . . . . . . . . . . . . .        41,055         10.32         31,310          9.34

 Real estate mortgage  . . . . . . . . . . . . . . .        37,807          9.51         36,164         10.79
 Real estate commercial  . . . . . . . . . . . . . .       160,263         40.30        122,992         36.69

 Installment and other consumer  . . . . . . . . . .        50,731         12.76         49,267         14.70
                                                            ------         -----         ------         -----

 Totals  . . . . . . . . . . . . . . . . . . . . . .       402,571        101.23%       339,912         101.41%

 Less allowance for loan losses  . . . . . . . . . .        (4,876)                      (4,721)
                                                            -------                      -------

 Loans, net  . . . . . . . . . . . . . . . . . . . .      $397,695                     $335,191
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


 (Dollars in thousands)                                                       June 30, 1996       December 31, 1995
 ----------------------                                                       -------------       -----------------
 Loans on non-accrual status . . . . . . . . . . . . . . . . . . . .              $1,788                 $591


 Loans past due greater than 90 days but not on accrual status . . .                  34                   10

 Other real estate owned . . . . . . . . . . . . . . . . . . . . . .                 134                    1
                                                                                  ------                 ----


 Total non-performing assets . . . . . . . . . . . . . . . . . . . .              $1,956                 $602
                                                                                  ======                 ----


 Percentage of non-performing assets to total assets . . . . . . . .                 .35%                 .12%
                                                                                     ===                  ===

________________
  See "Loan Loss Allowance and Provision"

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



                                                                                    Six months ended         Year ended
 (Dollars in thousands)                                                               June 30, 1996       December 31, 1995
 -------- -- ----------                                                               -------------       -----------------
 Loans outstanding at end of period  . . . . . . . . . . . . . . . . . . . . .           $402,571             $339,912

 Average loans outstanding during the period . . . . . . . . . . . . . . . . .           $364,459             $309,267

 Allowance for loan losses, beginning of period  . . . . . . . . . . . . . . .             $4,721              $ 4,519
 Recoveries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                117                   52


 Loans charged off . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (756)                (520)
                                                                                         --------             --------

 Net loans charged off . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (639)                (468)

 Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .                794                  670
                                                                                         --------             --------

 Allowance for loan losses, end of period  . . . . . . . . . . . . . . . . . .             $4,876               $4,721
                                                                                         ========             ========
 Ratio of net loans charged off
   to average loans outstanding(1) . . . . . . . . . . . . . . . . . . . . . .                .35%                 .15%

 Ratio of allowance for loan losses
   to loans at end of period . . . . . . . . . . . . . . . . . . . . . . . . .               1.21%                1.39%

(1)  The ratios for the six months ended June 30, 1996 have been annualized.

     As of December 31, 1995, Bancorp had an agricultural loan with an outstanding balance of $1.5 million that had been written down by $150,000. During 1996, the loan was further written down by $563,000 due to continued
declines in the crop value.   In assessing Bancorp's collateral position, the
crop's value has been writtern down to $0. The remaining loan balance of approximately $937,000 is secured by a governmental guarantee for $360,000 and the remainder of the loan balance is substantially collateralized by real estate and equipment. The loan is currently on nonaccrual status. This is a special agricultural loan and is the only one within Bancorp with this specific type of crop. Bancorp feels that it is an isolated situation, and that reserves are adequate to cover any potential losses.

     Increases in the provision for loan losses in 1996 were due mainly to increases in loan growth. In addition, further forecasted loan growth will lead to increases in the provision for loan losses.

 INVESTMENT PORTFOLIO

     The following table shows the book value of the Banks' portfolio of investments as of June 30, 1996 and December 31, 1995:




                                                                      June 30,        December 31,
 (Dollars in thousands)                                                 1996              1995
 ----------------------                                                 ----              ----
 Investments available for sale
 ------------------------------
 U.S. Treasury securities  . . . . . . . . . . . . . . . . . . .        $7,117           $17,741
 U.S. Government agency securities . . . . . . . . . . . . . . .        38,731            35,731
 Corporate securities  . . . . . . . . . . . . . . . . . . . . .         4,021             4,803
 Mortgage-backed securities  . . . . . . . . . . . . . . . . . .         8,734             9,120
 Obligations of state and political subdivisions . . . . . . . .        40,601            45,929
 Other securities  . . . . . . . . . . . . . . . . . . . . . . .         2,915             2,853
                                                                      --------          --------
   Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $102,119          $116,177
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


                                           WEST COAST BANCORP
                                           (Registrant)



Dated: August 12, 1996                     /s/ Rodney B. Tibbatts
                                           -----------------------------
                                           Rodney B. Tibbatts
                                           Co-President and Chief
                                           Executive Officer




Dated: August 12, 1996                     /s/ Donald A. Kalkofen
                                           -----------------------------
                                           Donald A. Kalkofen
                                           Chief Financial Officer