Form 10-Q
period 1996-09-30
WEST COAST BANCORP /NEW/OR/
filed 1996-11-13
CIK 717059

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington D.C. 20549
                 __________________________________________________

                                   Form 10-Q


              [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended September 30, 1996

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

                            Yes   X       No
                                ------       -----
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, no par value, outstanding on October 31, 1996: 6,682,848

                               TABLE OF CONTENTS

                                                                              Page
                                                                              ----
PART I.     Financial Statements
            September 30, 1996 and December 31, 1995. . . . . . . . . . . . .   3

            Consolidated Statements of Income -
            Three months and nine months ended September 30, 1996 and 1995. .   4

            Consolidated Statements of Cash Flows -
            Nine months ended September 30, 1996 and 1995 . . . . . . . . . .   5

            Consolidated Statements of Changes in Stockholders' Equity. . . .   6

            Notes to Consolidated Financial Statements. . . . . . . . . . . .   6

            Management's Discussion and Analysis of Financial
            Condition and Results of Operations . . . . . . . . . . . . . . .   8

PART II.    Other Information

            Item 6 - Exhibits and Reports on Form 8-K . . . . . . . . . . . .  16

Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

                               WEST COAST BANCORP
                          CONSOLIDATED BALANCE SHEETS

                                                                Sept. 30,      December 31
                                                                   1996           1995
                                                              ------------    ------------
                                                                       (Unaudited)
 ASSETS
 Cash and cash equivalents:
   Cash and due from banks . . . . . . . . . . . . . . . . .  $ 37,425,613    $ 33,990,600
   Interest bearing deposits in other banks  . . . . . . . .     5,746,217       2,396,081
   Federal funds sold  . . . . . . . . . . . . . . . . . . .     2,485,139       7,648,678
                                                              ------------    ------------
     Total cash and cash equivalents . . . . . . . . . . . .    45,656,969      44,035,359
 Investment securities:
   Investments available for sale  . . . . . . . . . . . . .   111,188,197     121,381,038
   Investments held to maturity  . . . . . . . . . . . . . .     2,702,919       7,783,038
                                                              ------------    ------------
     Total investment securities   . . . . . . . . . . . . .   113,891,116     129,164,076
 Loans held for sale . . . . . . . . . . . . . . . . . . . .     3,035,841         836,399

 Loans   . . . . . . . . . . . . . . . . . . . . . . . . . .   497,753,678     400,888,450
 Allowance for loan loss . . . . . . . . . . . . . . . . . .    (6,407,733)     (5,569,420)
                                                              ------------    ------------
   Loans, net  . . . . . . . . . . . . . . . . . . . . . . .   491,345,945     395,319,030
 Premises and equipment, net . . . . . . . . . . . . . . . .    17,704,820      16,530,637
 Intangible assets . . . . . . . . . . . . . . . . . . . . .       218,714         283,290
 Other assets  . . . . . . . . . . . . . . . . . . . . . . .    11,904,081       9,405,881
                                                              ------------    ------------
     Total assets  . . . . . . . . . . . . . . . . . . . . .  $683,757,486    $595,574,672
                                                              ============    ============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 LIABILITIES
 Deposits:
   Demand  . . . . . . . . . . . . . . . . . . . . . . . . .  $107,930,786    $ 94,362,226
   Savings and interest bearing demand . . . . . . . . . . .   318,909,202     270,132,276
   Certificates of deposits  . . . . . . . . . . . . . . . .   168,147,940     148,279,223
                                                              ------------    ------------
     Total deposits  . . . . . . . . . . . . . . . . . . . .   594,987,928     512,773,725
 Short-term borrowings:
   Federal funds purchased . . . . . . . . . . . . . . . . .             -               -
   Other short-term borrowings . . . . . . . . . . . . . . .     6,760,096       8,527,000
                                                              ------------    ------------
     Total short-term borrowings . . . . . . . . . . . . . .     6,760,096       8,527,000
 Other liabilities . . . . . . . . . . . . . . . . . . . . .     6,631,319       5,105,917
 Long-term borrowings  . . . . . . . . . . . . . . . . . . .    11,189,913      10,187,763
                                                              ------------    ------------
     Total liabilities . . . . . . . . . . . . . . . . . . .   619,569,256     536,594,405

 Commitments and contingent liabilities

 STOCKHOLDERS' EQUITY
 Preferred stock: no par value, none issued;
   10,000,000 shares authorized
 Common stock:  No par value, 15,000,000 shares
   authorized; shares issued and outstanding
   6,667,465 and 5,308,813 respectively  . . . . . . . . . .     8,334,331       6,636,016
 Additional paid-in capital  . . . . . . . . . . . . . . . .    35,147,924      36,532,496
 Retained earnings . . . . . . . . . . . . . . . . . . . . .    20,053,002      14,036,510
 Net unrealized gain on investments available for sale . . .       652,973       1,775,245
                                                              ------------    ------------
   Stockholders' equity  . . . . . . . . . . . . . . . . . .    64,188,230      58,980,267
                                                              ------------    ------------
     Total liabilities and stockholders' equity  . . . . . .  $683,757,486    $595,574,672
                                                              ============    ============


The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME


                                                          Three months ended                  Nine months ended
                                                                Sept. 30,                          Sept. 30,
                                                      ----------------------------       ----------------------------
                                                          1996            1995              1996             1995
                                                      ------------     -----------       -----------      -----------
                                                               (Unaudited)                        (Unaudited)
INTEREST INCOME
Interest and fees on loans  . . . . . . . . . . . .    $12,834,034     $10,107,236       $35,216,066      $28,286,256
Interest on taxable investment securities . . . . .      1,195,517       1,177,078         3,675,887        3,507,080
Interest on non-taxable investment securities . . .        631,613         672,181         1,962,302        2,103,554
Interest from other banks . . . . . . . . . . . . .         41,819          35,704           147,078          104,400
Interest on federal funds sold  . . . . . . . . . .         75,119         205,091           373,844          444,834
                                                       -----------     -----------       -----------      -----------
  Total interest income . . . . . . . . . . . . . .     14,778,102      12,197,290        41,375,177       34,446,124

INTEREST EXPENSE
Savings and interest-bearing demand . . . . . . . .      2,604,560       2,163,908         7,224,106        6,316,780
Certificates of deposit . . . . . . . . . . . . . .      2,203,727       2,178,104         6,346,643        5,757,634
Short-term borrowings . . . . . . . . . . . . . . .        192,305          27,327           411,532          329,279
Long-term borrowings  . . . . . . . . . . . . . . .        164,859         162,643           512,652          434,775
                                                       -----------     -----------       -----------      -----------
  Total interest expense  . . . . . . . . . . . . .      5,165,451       4,531,982        14,494,933       12,838,468
                                                         ---------       ---------        ----------       ----------
NET INTEREST INCOME . . . . . . . . . . . . . . . .      9,612,651       7,665,308        26,880,244       21,607,656
PROVISION FOR LOAN LOSS   . . . . . . . . . . . . .        631,000         240,000         1,554,987          626,460
                                                       -----------     -----------       -----------      -----------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSS . . . . . . . . . . . . .      8,981,651       7,425,308        25,325,257       20,981,196

NONINTEREST INCOME
Other service charges, commissions and fees . . . .        765,161         658,982         2,098,639        1,678,491
Service charges on deposit accounts . . . . . . . .        652,390         640,809         1,952,139        1,893,111
Trust revenue . . . . . . . . . . . . . . . . . . .        333,985         326,659         1,006,991        1,000,170
Gains on sales of loans . . . . . . . . . . . . . .        379,534         217,476           922,211          553,858
Loan servicing fees . . . . . . . . . . . . . . . .        119,925         120,414           364,085          364,021
Other . . . . . . . . . . . . . . . . . . . . . . .        167,074         150,972           305,020          233,324
Net (losses) gains on sales of securities . . . . .         28,271           2,314           (19,496)           9,838
                                                       -----------     -----------       -----------      -----------
  Total noninterest income  . . . . . . . . . . . .      2,446,340       2,117,626         6,629,589        5,732,813

NONINTEREST EXPENSE
Salaries and employee benefits  . . . . . . . . . .      4,384,962       3,618,744        12,003,958       10,418,031
Equipment . . . . . . . . . . . . . . . . . . . . .        620,036         489,890         1,759,308        1,519,149
Occupancy . . . . . . . . . . . . . . . . . . . . .        595,962         533,656         1,658,597        1,464,589
Professional fees . . . . . . . . . . . . . . . . .        387,948         359,053         1,466,424          980,910
ATM and Bankcard  . . . . . . . . . . . . . . . . .        324,295         251,980           767,501          605,937
Printing and office supplies  . . . . . . . . . . .        176,357         157,735           582,568          519,259
Marketing . . . . . . . . . . . . . . . . . . . . .        157,005         161,979           528,979          532,324
Communications  . . . . . . . . . . . . . . . . . .        153,547         162,830           443,506          415,651
FDIC insurance  . . . . . . . . . . . . . . . . . .          2,661         (23,209)            7,772          469,246
Other noninterest expense . . . . . . . . . . . . .        817,645         546,887         2,274,507        1,744,989
                                                       -----------     -----------       -----------      -----------
  Total noninterest expense . . . . . . . . . . . .      7,620,418       6,259,545        21,493,120       18,670,085

INCOME BEFORE INCOME TAXES  . . . . . . . . . . . .      3,807,573       3,283,389        10,461,726        8,043,924
PROVISION FOR INCOME TAXES  . . . . . . . . . . . .      1,175,531         976,980         3,384,223        2,424,601
                                                       -----------     -----------       -----------      -----------
NET INCOME  . . . . . . . . . . . . . . . . . . . .    $ 2,632,042     $ 2,306,409       $ 7,077,503      $ 5,619,323
                                                       ===========     ===========       ===========      ===========

EARNINGS PER COMMON SHARE . . . . . . . . . . . . .           $.40            $.35             $1.06             $.85
                                                              ====            ====             =====             ====





 The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Nine months ended
                                                                                                   Sept. 30,
                                                                                        ---------------------------------
                                                                                            1996                1995
                                                                                        ------------        -------------
                                                                                                  (Unaudited)
 CASH FLOWS FROM OPERATING ACTIVITIES

 Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         $ 7,077,503         $ 5,619,323
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization of premises and equipment . . . . . . . . . . .           1,153,254             924,494
   Amortization of intangibles . . . . . . . . . . . . . . . . . . . . . . . . .              64,576              64,575
   Net loss on sales of available for sale investments . . . . . . . . . . . . .              19,496               9,838
   Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .           1,554,987             626,460
   Decrease (increase) in interest receivables . . . . . . . . . . . . . . . . .              45,044            (317,616)
   (Increase) decrease in other assets . . . . . . . . . . . . . . . . . . . . .          (2,543,244)            434,815
   Increase in interest payable  . . . . . . . . . . . . . . . . . . . . . . . .              62,926             703,327
   Increase (decrease) in other liabilities  . . . . . . . . . . . . . . . . . .           1,462,476            (339,954)
                                                                                         -----------         ------------
      Net cash provided by operating activities  . . . . . . . . . . . . . . . .           8,897,018           7,725,262

 CASH FLOWS FROM INVESTING ACTIVITIES

 Proceeds from maturities of investment securities:
   Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          25,673,350          16,685,144
   Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           5,347,783           9,243,708
 Proceeds from sales of available for sale investment securities . . . . . . . .          11,635,543           3,929,232
 Purchase of investment securities:
   Available for sale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         (28,257,820)        (22,868,130)
   Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            (267,664)         (4,033,046)
 Loans made to customers greater than principal collected on loans . . . . . . .         (99,781,344)        (59,994,799)
 Capital expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          (2,327,437)         (3,084,458)
                                                                                         -----------         ------------
     Net cash used in investing activities . . . . . . . . . . . . . . . . . . .         (87,977,589)        (60,122,349)

 CASH FLOWS FROM FINANCING ACTIVITIES

 Net increase in demand, savings and interest
   bearing transaction accounts  . . . . . . . . . . . . . . . . . . . . . . . .          62,345,486          25,528,663
 Net increase in proceeds from sales of
   certificates of deposits greater than payments for maturing time deposits . .          19,868,717          48,514,854
 Proceeds from long-term borrowings  . . . . . . . . . . . . . . . . . . . . . .           4,000,000           2,000,000
 Payments on long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . .          (2,997,850)         (1,318,651)
 Net (decrease) in short-term borrowings . . . . . . . . . . . . . . . . . . . .          (1,766,904)        (13,715,000)
 Sales of common stock, net  . . . . . . . . . . . . . . . . . . . . . . . . . .             313,743             211,928
 Dividends paid and cash paid for fractional shares  . . . . . . . . . . . . . .          (1,061,011)         (1,088,374)
                                                                                         -----------         ------------
     Net cash provided by financing activities . . . . . . . . . . . . . . . . .          80,702,181          60,133,420
                                                                                         -----------         ------------

 NET INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . . . . . . .           1,621,610           7,736,333
 CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . . . . . . . .          44,035,359          42,066,115
                                                                                         -----------         ------------
 CASH AND CASH EQUIVALENTS AT END OF PERIOD  . . . . . . . . . . . . . . . . . .         $45,656,969         $49,802,448
                                                                                         ===========         ============





The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                                                            Net
                                                                                                         Unrealized
                                                                                                           Gains
                                                                                                          (Losses)
                                                                       Additonal                         Investments
                                                  Common Stock          Paid-In        Retained           Available
                                              Shares          Amount    Capital        Earnings           for Sale       Total
                                            ---------------------------------------------------------------------------------------
 BALANCE, December 31, 1994  . . . . .     4,852,595     $6,065,744   $29,255,378       $14,830,239      $(1,267,534)   $48,883,827
 Net income  . . . . . . . . . . . . .             -                              -       8,249,151                -      8,249,151
 Net unrealized gain on investments                              -
    available for sale . . . . . . . .             -                              -               -        3,042,779      3,042,779
 Cash dividends, $.23 per common                                 -
    share  . . . . . . . . . . . . . .             -             -                -      (1,395,569)               -     (1,395,569)
 Sale of stock . . . . . . . . . . . .         5,699         7,124           82,286               -                -         89,410
 Purchase of common stock pursuant
    to employee stock ownership plan .         4,608         5,760           46,453               -                -         52,213
 Sale of common stock pursuant to
    stock option plans . . . . . . . .         9,919        12,398           58,894               -                -         71,292
 10 percent stock dividend . . . . . .       436,276       545,345        7,089,485      (7,634,830)               -              -
 Cash paid for fractional shares . . .          (284)         (355)               -         (12,481)               -        (12,836)
                                           ---------     ----------     -----------     -----------      -----------    -----------
 BALANCE, December 31, 1995  . . . . .      5,308,813     6,636,016      36,532,496      14,036,510       1,775,245      58,980,267
                                           ---------     ----------     -----------     -----------      -----------    -----------
 Net income . . . . . . . . . . . . .              -             -                -       7,077,503                -      7,077,503
 Net unrealized (loss) on investments
    available for sale . . . . . . . .             -             -                -              -        (1,122,272)    (1,122,272)
 Cash dividends, $.16 per common
    share  . . . . . . . . . . . . . .             -             -                -      (1,059,260)               -     (1,059,260)
 Purchase of common stock pursuant
    to employee stock ownership plan .          4,518         5,647          77,397               -                -         83,044
 Sale of common stock pursuant to
    stock option plans . . . . . . . .        20,733         25,917         204,782               -                -        230,699
 Stock split in the form of a
    25 percent dividend  . . . . . . .     1,333,493      1,666,866      (1,666,866)              -                -              -
 Cash paid for fractional shares . . .           (92)          (115)            115          (1,751)               -         (1,751)
                                           ---------     ----------     -----------     -----------      -----------    -----------
 BALANCE, September 30, 1996 . . . . .     6,667,465     $8,334,331     $35,147,924     $20,053,002      $   652,973    $64,188,230
                                           =========     ==========     ===========     ===========      ===========    ===========



The accompanying notes are an integral part of these consolidated statements.


                   Notes to Consolidated Financial Statements

1.       PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of West Coast Bancorp (Bancorp) and its wholly-owned subsidiaries, The Commercial Bank, The Bank of Newport, The Bank of Vancouver, Valley Commercial Bank, and West Coast Trust Company, Inc., after elimination of intercompany transactions and balances.

         The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the nine months ended September 30, 1996 are not necessarily indicative of results to be anticipated for the year ending December 31, 1996.

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

3.       RECENT MERGERS

         Effective February 28, 1995, Commercial Bancorp, Salem, Oregon completed its merger of equals with West Coast Bancorp, Newport, Oregon, with and into Commercial Bancorp, with the surviving corporation operating under the name West Coast Bancorp. Effective March 30, 1995 West Coast Bancorp completed its merger with Great Western Bank of Dallas, Oregon which became a branch of The Commercial Bank. Effective July 1, 1996, West Coast Bancorp completed its acquisition of Vancouver Bancorp of Vancouver, Washington. Its principal business activities were conducted through the Bank of Vancouver which will continue as a wholly-owned subsidiary of West Coast Bancorp. The historical consolidated financial statements have been restated and include the accounts and results of operations of the mergers as pooling-of-interest combinations.

4.       ACCOUNTING CHANGES

         In May 1995, FASB issued SFAS No. 122, "Accounting to Mortgage Servicing Rights", which requires recognition as separate assets rights to service mortgage loans for others however those rights are acquired. It further requires the assessment of its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment should be recognized through a valuation allowance. This statement applies to financial statements for fiscal years beginning after December 15, 1995. The implementation of the statement did not have a material effect on West Coast's reported financial position or net income.

5.       NET INCOME PER COMMON SHARE

         The Board of Directors declared a quarterly cash dividend of $.06 per share during the third quarter of 1996. In addition, dividends of $.052 and
$.052 were declared in the first and second quarters of 1996.   A stock split
in the form of a 25 percent dividend was declared during the third quarter of
1996.   All per share amounts have been restated to retroactively reflect stock dividends and stock splits previously reported.


6.       SUPPLEMENTAL CASH FLOW INFORMATION

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

         Bancorp paid $14,432,007 and $12,135,141, for interest in the nine months ended September 30, 1996 and 1995, respectively. Income taxes paid were $3,337,067 and $2,154,572, in the nine months ended September 30, 1996 and 1995, respectively.

7.       RECLASSIFICATIONS

         Certain reclassifications of prior year amounts have been made to conform to current classifications.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1996 and 1995

         Net Income. Bancorp reported net income of $2,632,042, or $.40 per share, for the three months ended September 30, 1996. This represents a 14% increase in net income, as compared to $2,306,409 or $.35 per share, for the three months ended September 30, 1995. Increased net income was primarily the result of increased net interest margins enhanced by interest earning asset growth. Noninterest income rose mainly due to an increased customer base and higher transaction volumes. Expenses increased mainly due to new branch expansion costs and development costs related to a new data processing facility, as well as some merger and reorganization related expenditures.

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

         Net interest income on a tax equivalent basis for the three months ended September 30, 1996 increased $1,926,444 or 24.05%, to $9,938,027 from
$8,011,583 for the same period in 1995. Average interest earning assets increased by $96.9 million, or 18.88%, to $610.1 million from $513.2 million for the same period in 1995. Average interest bearing liabilities increased $74.2 million or 17.64% over the same period. The average net interest spread increased from 5.42% to 5.70%,which was mainly caused by increased yields and a declining cost of funds over the period.

         Bancorp's net interest margin for the three months ended September 30, 1996 was 6.48%, an increase of 29 basis points from 6.19% for the comparable period of 1995. The major factors causing the increase were the decrease in the average rates paid on interest bearing liabilities, and the higher yields earned on average earning assets. Average rates paid decreased by 13 basis points to 4.15% in the third quarter of 1996 from 4.28% for the same period in 1995.

         Analysis of Net Interest Income. The following table presents information regarding yields on interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for the periods indicated on a tax equivalent basis:


                                                  Three Months Ended
                                                       Sept. 30,
                                             --------------------------------
                                                                                          Increase
                                                1996                1995                 (Decrease)          Change
                                            ------------        -------------           ------------        --------
 Interest and fee income(1)  . . . . .      $ 15,103,478         $ 12,543,565           $ 2,559,913          20.41%
 Interest expense  . . . . . . . . . .         5,165,451            4,531,982               633,469          13.98%
                                            ------------        -------------           ------------        --------
 Net interest income . . . . . . . . .      $  9,938,027        $   8,011,583           $ 1,926,444          24.05%
                                            ============        =============           ============        ========

 Average interest earning assets . . .      $610,133,689         $513,223,836           $96,909,853          18.88%
 Average interest bearing liabilities       $494,912,339         $420,714,783           $74,197,556          17.64%
 Average yields earned(2)  . . . . . .              9.85%                9.70%                  .15
 Average rates paid(2) . . . . . . . .              4.15%                4.28%                 (.13)
 Net interest spread(2)  . . . . . . .              5.70%                5.42%                  .28
 Net interest margin(2)  . . . . . . .              6.48%                6.19%                  .29

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2) These ratios for the three months ended September 30, 1996 and 1995 have been annualized.

         Provision for Loan Losses. Management's policy is to maintain an adequate allowance for loan loss based on historical trends, current and economic forecasts and statistical analysis of the loan portfolio, as well as detailed review of individual loans, and current loan performance. Bancorp recorded provisions for loan losses for the third quarter of 1996 and 1995 of $631,000 and $240,000 respectively. The increases in the provisions are due mainly to increases in outstanding loans over the periods. Net charge-offs for the third quarter of 1996 were $73,000, compared to net charge-offs of $164,000 for the same period in 1995. At September 30, 1996, the percentage of non-performing assets was 0.37% of total assets.

         Management has in place a comprehensive loan approval process and asset quality monitoring system. Management continues its efforts to collect amounts previously charged off and to originate new loans of high quality. Management believes that the allowance for possible loan losses at September 30, 1996 is adequate. Further additions to the allowance for loan losses could become necessary, depending upon the performance of Bancorp's loan portfolio or changes in economic conditions, as well as growth within the loan portfolio. See "Loan Loss Allowance and Provision".

         Noninterest Income. Noninterest income for the third quarter of 1996 was $2,446,340 up $328,714, or 15.52%, compared to the same period in 1995. Other service charges, commissions and fees increased $106,179, or 16.11%, due mainly to an increased customer base and transaction volumes in the merchant bankcard, annuity and mutual fund programs, as well as other similar transaction based programs. Service charges on deposit accounts and trust revenue remained relatively stable with minor increases in revenue of $11,581 and $7,326 respectively. Gains on sales of loans increased $162,058, or 74.52%, as a result of increased activity in the residential real estate
programs.   Loan servicing fees decreased slightly.

         Noninterest Expense.   Noninterest expenses for the third quarter ended
September 30, 1996, were $7,620,418 an increase of $1,360,873 or 21.74% over the same period in 1995. Salaries and employee benefits, equipment, occupancy, ATM and Bankcard, printing and office supplies expenses and other expenses are higher in the third quarter of 1996 due mainly to expansion of the Bank's branch system and the additions of new products and services over the period.
In general, opening new branches results in higher costs for Bancorp which are not offset until a certain level of growth in deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations, until earnings grow to cover overhead. Marketing and communication expenses declined during the period due to enhanced internal capabilities.

Nine Months Ended September 30, 1996 and 1995

         Net Income. For the nine months ended September 30, 1996, Bancorp's net income was $7,077,503, an increase of $1,458,180 from $5,619,323 for same period in 1995, a 25.95% increase. Earnings per share for the nine month period ended September 30, 1996 was $1.06 compared to $0.85 in 1995. Net interest income on a tax equivalent basis totaled $27,891,127 for the nine months ended September 30, 1996, a 22.92% increase from the same period in 1995.

         Net Interest Income. During the periods ended September 30, 1996 and 1995, average interest earning assets were $581.8 million and $490.7 million, respectively. During the same periods, average interest bearing liabilities grew to $473.6 million from $402.8 million, respectively. Additionally, during the same periods, net interest margins increased to 6.40% from 6.18% respectively due mainly to a declining cost of funds. Net interest income on a tax-equivalent basis increased $5,199,822, or 22.92%, to $27,891,127 in the first nine months of 1996 from $22,691,305 in 1995. The increased net interest income was caused by the increased asset growth and an increased net interest spread. Average interest earning assets increased 18.57% over the period while the average yield earned increased 5 basis points to 9.73% at September 30, 1996 from 9.68% in 1995. The changing interest rate environment in 1996 also led to an increase in the net interest spread of 22 basis points to 5.64% from 5.42% in 1995. Average interest bearing liabilities increased $70.8 million, or 17.57%, to $473.6 million for the period ended September 30, 1996, while the average rates paid decreased 17 basis points to 4.09%.

         Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

                                                   Nine  Months Ended
                                                       Sept. 30,
                                            -------------------------------         Increase
                                                1996                1995           (Decrease)        Change
                                            ------------       -------------       -----------       ------
 Interest and fee income(1)  . . . . .      $ 42,386,060       $ 35,529,773        $ 6,856,287        19.30%


 Interest expense  . . . . . . . . . .        14,494,933         12,838,468          1,656,465        12.90%
                                            ------------       ------------        -----------        -----
 Net interest income . . . . . . . . .      $ 27,891,127       $ 22,691,305        $ 5,199,822        22.92%
                                            ============       ============        ===========        =====
 Average interest earning assets . . .      $581,844,847       $490,735,140        $91,109,707        18.57%
 Average interest bearing liabilities       $473,610,849       $402,844,291        $70,766,558        17.57%

 Average yields earned(2)  . . . . . .              9.73%              9.68%               .05
 Average rates paid(2)   . . . . . . .              4.09%              4.26%              (.17)
 Net interest spread(2)  . . . . . . .              5.64%              5.42%               .22
 Net interest margin(2)  . . . . . . .              6.40%              6.18%               .22
---------------

(1) Interest earned on non-taxable securities has been computed on a 34% tax equivalent basis.

(2) These ratios for the nine months ended September 30, 1996 and 1995 have been annualized.

         Provision for Loan Losses. Bancorp recorded a provision for loan losses of $1,554,987 in the first nine months of 1996, compared to $626,460 in the same period in 1995. The increases in the provisions are due mainly to increases in outstanding loans over the period. Bancorp incurred net charge-offs of $716,000 in 1996, compared to $256,000 during 1995. The allowance for loan losses as a percentage of loan totals at September 30, 1996 and 1995 were 1.29% and 1.42% of total loans, respectively.

         Non-Interest Income. Non-interest income for the nine months ended September 30, 1996 was $6,629,589 an increase of $896,776 or 15.64%, from
$5,732,813 for the same period in 1995. Other service charges, commissions and fees, service charges on deposit accounts, and trust revenue increased during the period due to an increased customer base and transaction volumes. Gains on sales of loans increased $368,353 as a result of increased activity in Bancorp's residential real estate department. Loan servicing fees remained stable during the period. Overall increases in non-interest income were due to increased market presence in existing and expanding market services.

         Non-Interest Expense. Non-interest expense increased 15.12% during the first nine months of 1996 over the same period in 1995. The increase in operating expense resulted from additional costs associated with entering new markets, including the opening of several new branch operations. The largest increase was in the area of salaries and benefits, which increased to $12,003,958 in 1996 from $10,418,031, up 15.22% from the same period in 1995.
The number of full time equivalent employees increased during 1996 to 461 from 421 in 1995. In general, the opening of new branches results in higher costs for Bancorp which are not offset until a certain level of growth in deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations, until earnings grow to cover overhead. Professional fees were higher during the period due mainly to merger related expenditures. FDIC deposit insurance expense declined in the period due to the
reduction in insurance premiums charged.   Other increases in non-interest
expense generally were caused by higher operating activity levels associated with Bancorp's growth.

INCOME TAXES

         During the first nine months of 1996, due to an increase in pre-tax income and a change in the mix of taxable and nontaxable income items, the provision for income taxes increased from that of 1995.

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

         Deposits are Bancorp's primary source of new funds. Total deposits were $595.0 million at September 30, 1996, up from $512.8 million at December 31, 1995. Bancorp does not generally accept brokered deposits. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of a quality product. Increases over the period are due to the opening of new branch facilities, marketing efforts, and new business development programs initiated by Bancorp.

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

         Shareholders' equity increased to $64.2 million at September 30, 1996 from $59.0 million at December 31, 1995 an increase of $5.2 million, or 8.81%, over that period of time. At September 30, 1996, Bancorp's shareholders' equity, as a percentage of total assets, was 9.39%, compared to 9.90% at December 31, 1995. The decrease was primarily a result of assets growing faster, (through new and existing branch growth), than the equity base. Equity grew at 8.83% over the period from December 31, 1995 to September 30, 1996, while assets grew by 14.81% over the same period.

         As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.

                                                          September 30, 1996
 (Dollars in thousands)                               ------------------------
                                                      Amount            Ratio
                                                      ------            -----
 Tier 1 capital  . . . . . . . . . . . . .            $63,385           11.40%
 Tier 1 capital minimum requirement  . . .             22,241            4.00
                                                      -------           -----
   Excess over minimum Tier 1 capital  . .            $41,144            7.40%
                                                      =======           =====

 Total capital . . . . . . . . . . . . . .            $69,793           12.55%
 Total capital minimum requirement . . . .             44,482            8.00
                                                      -------           -----
   Excess over minimum total capital . . .            $25,311            4.55%
                                                      =======           =====

 Risk-adjusted assets  . . . . . . . . . .            $556,029
                                                      ========

 Leverage ratio  . . . . . . . . . . . . .                                9.54%
 Minimum leverage requirement  . . . . . .                                3.00
                                                                         -----
   Excess over minimum leverage ratio  . .                                6.54%
                                                                         =====

 Adjusted total assets . . . . . . . . . .            $664,258
                                                      ========

LOAN PORTFOLIO

         Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 71.86% of total assets as of September 30, 1996. Although the Banks strive to serve the credit needs of the service areas, the primary focus is on real estate related and commercial credits. The Banks make substantially all of their loans to customers located within the Banks' service areas. The Banks have no loans defined as highly leveraged transactions by the FRB. The following table presents the composition of the Banks' loan portfolios, at the dates indicated:

                                                              September 30, 1996           December 31, 1995
                                                              --------- --- ----           -------- --- ----
 (Dollars in thousands)                                     Amount        Percent        Amount        Percent
 ----------------------                                     ------        -------        ------        -------
 Commercial  . . . . . . . . . . . . . . . . . . . .      $ 85,561       17.41%        $ 66,214        16.75%
 Real estate construction  . . . . . . . . . . . . .        59,140       12.04           52,894        13.38
 Real estate mortgage  . . . . . . . . . . . . . . .        91,844       18.69           75,293        19.05
 Real estate commercial  . . . . . . . . . . . . . .       221,543       45.09          165,734        41.92
 Installment and other consumer  . . . . . . . . . .        39,666        8.07           40,753        10.31
                                                          --------      ------         --------       ------
 Totals  . . . . . . . . . . . . . . . . . . . . . .       497,754      101.30%         400,888       101.41%
 Less allowance for loan losses  . . . . . . . . . .        (6,408)                      (5,569)
                                                          --------                     --------
 Loans, net  . . . . . . . . . . . . . . . . . . . .      $491,346                     $395,319
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

 (Dollars in thousands)                                                   September 30, 1996     December 31, 1995
 -------- -- ---------                                                    ------------------     -----------------
 Loans on non-accrual status . . . . . . . . . . . . . . . . . . . .            $2,470                  $804
 Loans past due greater than 90 days but not on accrual status   . .                36                    16
 Other real estate owned . . . . . . . . . . . . . . . . . . . . . .                 -                     1
                                                                                     -                     -
 Total non-performing assets . . . . . . . . . . . . . . . . . . . .            $2,506                  $821
                                                                                ======                  ----
 Percentage of non-performing assets to total assets . . . . . . . .               .37%                  .14%
                                                                                ======                  ====

________________
  See "Loan Loss Allowance and Provision"

LOAN LOSS ALLOWANCE AND PROVISION

     The provision for loan losses charged to operating expense is based on the Banks' loan loss experience and such other factors that, in management's judgment, deserve recognition in estimating loan losses. Management monitors the loan portfolio to ensure that the allowance for loan losses is adequate to cover outstanding loans. In determining the allowance for loan losses, management considers the level of non-performing loans, loan mix, recent loan growth, historical loss experience for each loan category, potential economic influences, and other relevant factors related to the loan portfolio. In addition, management utilizes internal loan grading as part of its analysis. The following table summarizes the Banks' allowance for loan losses and charge-off and recovery activity:


                                                                                    Nine months ended        Year ended
 (Dollars in thousands)                                                             September 30, 1996    December 31, 1995
 ----------------------                                                             ------------------    -----------------
 Loans outstanding at end of period  . . . . . . . . . . . . . . . . . . . . .           $497,754             $400,888
 Average loans outstanding during the period . . . . . . . . . . . . . . . . .           $449,699             $363,951
 Allowance for loan losses, beginning of period  . . . . . . . . . . . . . . .           $  5,569             $  5,070
 Recoveries  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                132                   81
 Loans charged off . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (848)                (525)
 Net loans charged off . . . . . . . . . . . . . . . . . . . . . . . . . . . .               (716)                (444)
 Provision for loan losses . . . . . . . . . . . . . . . . . . . . . . . . . .              1,555                  943
                                                                                         --------             --------
 Allowance for loan losses, end of period  . . . . . . . . . . . . . . . . . .           $  6,408             $  5,569
                                                                                         ========             ========
 Ratio of net loans charged off
   to average loans outstanding(1) . . . . . . . . . . . . . . . . . . . . . .                .21%                 .12%
 Ratio of allowance for loan losses
   to loans at end of period . . . . . . . . . . . . . . . . . . . . . . . . .               1.29%                1.39%

(1) The ratios for the nine months ended September 30, 1996 have been annualized.

     As of December 31, 1995, Bancorp had an agricultural loan with an outstanding balance of $1.5 million that had been written down by $150,000. During 1996, the loan was further written down by $563,000 due to continued
declines in the crop value.   In assessing Bancorp's collateral position, the
crop's value has been written down to $0. The remaining loan balance of approximately $920,000 is secured by a governmental guarantee for $360,000 and the remainder of the loan balance is partially collateralized by real estate and equipment. The loan is currently on nonaccrual status. This is a special agricultural loan and is the only one within Bancorp with this specific type of crop. Bancorp feels that it is an isolated situation, and that reserves are adequate to cover any potential losses.

     Increases in the provision for loan losses in 1996 were due mainly to increases in loan growth. In addition, further forecasted loan growth will lead to increases in the provision for loan losses.

 INVESTMENT PORTFOLIO

The following table shows the carrying value of the Banks' portfolio of investments as of September 30, 1996 and December 31, 1995:

                                                                      September 30,             December 31,
  (Dollars in thousands)                                                  1996                      1995
  ----------------------                                                  ----                      ----
 Investments available for sale
 U.S. Treasury securities  . . . . . . . . . . . . . . . .              $ 10,006                  $ 18,972
 U.S. Government agency securities . . . . . . . . . . . .                38,037                    36,582
 Corporate securities  . . . . . . . . . . . . . . . . . .                 3,985                     4,803
 Mortgage-backed securities  . . . . . . . . . . . . . . .                15,780                    11,359
 Obligations of state and political subdivisions . . . . .                38,721                    46,334
 Other securities  . . . . . . . . . . . . . . . . . . . .                 4,659                     3,331
                                                                        --------                  --------
   Total . . . . . . . . . . . . . . . . . . . . . . . . .              $111,188                  $121,381
                                                                        ========                  ========
 Investments held to maturity
 U.S. Treasury securities  . . . . . . . . . . . . . . . .              $      -                  $      -
 U.S. Government agency securities . . . . . . . . . . . .                     -                       408
 Corporate securities  . . . . . . . . . . . . . . . . . .                     -                         -
 Mortgage-backed securities  . . . . . . . . . . . . . . .                     -                     4,786
 Obligations of state and political subdivisions . . . . .                 2,703                     2,589
 Other securities  . . . . . . . . . . . . . . . . . . . .                     -                         -
                                                                               -                         -
   Total . . . . . . . . . . . . . . . . . . . . . . . . .              $  2,703                  $  7,783
                                                                        ========                  ========


   Total Investment Portfolio  . . . . . . . . . . . . . .              $113,891                  $129,164
                                                                        ========                  ========

                          PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits

                     Exhibit 27 Article 9 Financial Data Schedules for Form 10-Q

         (b) During the three months ended September 30, 1996, West Coast Bancorp filed the following current report on Form 8-K:

                     Form 8-K filed July 1, 1996, relating to the acquisition of Vancouver Bancorp.

                     Form 8-KA filed November 7, 1996 amending the Form 8-K filed July 1, 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WEST COAST BANCORP

                                             (Registrant)



Dated: November 12, 1996                  /s/ Rodney B. Tibbatts
                                          --------------------------
                                          Rodney B. Tibbatts
                                          Co-President and Chief
                                          Executive Officer




Dated: November 12, 1996                  /s/ Donald A. Kalkofen
                                          --------------------------
                                          Donald A. Kalkofen
                                          Chief Financial Officer