Form 10-K405
period 1996-12-31
WEST COAST BANCORP /NEW/OR/
filed 1997-03-31
CIK 717059

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-K
             [X] Annual Report Pursuant to Section 13 or 15(d) of
                     The Securities Exchange Act of 1934



For the fiscal year ended December 31, 1996       Commission file number 0-10997


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

   Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

   Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The approximate aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant on February 28, 1997, was $145,023,045.

   The number of shares of Registrant's Common Stock outstanding on February 28, 1997, was 6,706,268.


                       DOCUMENTS INCORPORATED BY REFERENCE

   List hereunder the following documents if incorporated by reference and the Part of the Form 10-K into which the document is incorporated: Portions of the West Coast Bancorp Definitive Proxy Statement dated March 14, 1997 are incorporated by reference into Part III of Form 10-K.

                                      INDEX
                                      -----

                                                                            Page
                                                                            ----
PART I
------

Item 1.  BUSINESS.............................................................1
            General
               Recent Developments............................................1
               Affiliates.....................................................3
               Employees......................................................4
               Competition....................................................4
               Governmental Policies..........................................5
               Supervision and Regulation.....................................5
Item 2.  PROPERTIES..........................................................12
Item 3.     LEGAL PROCEEDINGS................................................12
Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................13



PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY  AND RELATED
           STOCKHOLDER MATTERS...............................................13
Item 6.  SELECTED FINANCIAL DATA.............................................14
Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.....................15
Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................28
Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE...............................51


PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................51
Item 11. EXECUTIVE COMPENSATION..............................................51
Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT........................................................51
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................51


PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K..........................................................52
SIGNATURES...................................................................53
EXHIBIT INDEX................................................................54

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

   As discussed in more detail under "Recent Developments," pursuant to an Agreement and Plan of Merger dated as of October 24, 1994, between former West Coast Bancorp ("Old WCB") and the registrant, as amended as of December 12, 1994 (the "Merger Agreement"), Old WCB and the registrant were merged on February 28, 1995 (the "Merger"), with the registrant as the surviving corporation. Old WCB was a one bank holding company headquartered in Newport, Oregon. The combined company commenced operations on March 1, 1995, under the name West Coast Bancorp and, with approximately $712 million in total assets at December 31, 1996, is the second largest bank holding company based in Oregon.

   The registrant is headquartered in Lake Oswego, Oregon. Bancorp's principal business activities are conducted through its four bank subsidiaries, The Commercial Bank, Valley Commercial Bank, and The Bank of Newport located in Oregon and Bank of Vancouver located in Washington (collectively, the "Banks"), each of which is a state-chartered, full-service commercial Bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). At February 28, 1997, the Banks had facilities in a total of 24 cities and towns in Oregon and Southwest Washington, operating a total of 29 full-service branches and three limited service branches. The registrant also operates West Coast Trust Company (West Coast Trust) which provides agency trust and related service, the market value of assets managed for others at December 31, 1996 totaled $165 million.



                               RECENT DEVELOPMENTS
RESULTS

   For the year ended December 31, 1996, the operations of the registrant on a combined basis earned net income of $9.8 million, or $1.47 per share. The combined equity of the registrant at December 31, 1996, was $67.1 million, with
6.7 million shares outstanding and a book value of $10.02 per share. Net loans of the combined corporations of $529 million at December 31, 1996, represented approximately 74 percent of combined total assets. Combined deposits totaled in excess of $605 million at year-end 1996.

MANAGEMENT REORGANIZATION

   Effective February 10, 1997, Victor L. Bartruff, formerly Co-President and Chief Executive Officer of Bancorp, assumed the role of President and Chief Executive Officer of Bancorp. Mr. Rodney Tibbatts, formerly Co-President and Chief Executive Officer has taken the role of Executive Vice President and Director of Corporate Development and is primarily responsible for investor relations and corporate development including acquisitions. Each affiliate is continuing to operate in its respective local communities with substantial autonomy and local decision making authority under the guidance of community boards of directors and local management. In addition, Mr. Bartruff relinquished his position as President and Chief Executive Officer of The Bank of Newport. Mr. Timothy P. Dowling was hired to fill the position of President of The Bank of Newport.

MERGER WITH VANCOUVER BANCORP

   On July 1, 1996, Bancorp consummated a Plan and Agreement of Reorganization and Merger (the "Agreement") with Vancouver Bancorp of Vancouver, Washington. Under the Agreement, Vancouver Bancorp's subsidiary, Bank of Vancouver, became a wholly-owned subsidiary of Bancorp. The transaction was accounted for as a pooling-of-interest under generally accepted accounting principles.

   Vancouver Bancorp was a bank holding company, headquartered in Vancouver, Washington. Its principal business activities were conducted through its only subsidiary, Bank of Vancouver, a Washington state chartered, full-service Commercial Bank, whose deposits are insured by the FDIC. At December 31, 1996, Bank of Vancouver had assets totaling $106.4 million, and equity capital totaling $8.4 million. Bank of Vancouver earned $1,502,000 and $982,000 for the years ended December 31, 1996 and 1995, respectively. Bank of Vancouver's primary service area is Vancouver, Washington, adjacent to the greater Portland, Oregon metropolitan market. The Bank of Vancouver emphasizes real estate related loans to small businesses located within its market area.

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

MERGER WITH GREAT WESTERN BANK

   In October 1994, Bancorp and The Commercial Bank entered into a merger agreement with Great Western Bank of Dallas, Oregon. Under the agreement, Great Western Bank was merged into The Commercial Bank on March 31, 1995 and the shareholders of Great Western Bank received shares of Bancorp Common Stock in exchange for their shares. At March 31, 1995, Great Western Bank had total assets of approximately $8.1 million and shareholders' equity of approximately $873,000. 133,868 shares of Bancorp Common Stock were issued to the shareholders of Great Western Bank. Upon consummation of the merger, the single branch of Great Western Bank became the Dallas, Oregon, branch of The Commercial Bank. This transaction was accounted for at as a pooling-of-interests under generally accepted accounting principles.

FUTURE EXPANSION STRATEGY

   The acquisitions of Vancouver Bancorp and Great Western Bank are consistent with Bancorp's strategy of growing the company through the acquisition of community banks in Oregon and Washington which share Bancorp's supercommunity banking philosophy. Accordingly, Bancorp will continue to explore future opportunities to expand its banking network and other closely related businesses as attractive opportunities may arise from time to time. In furtherance of that strategy on March 5, 1997 Bancorp entered into an agreement with Wells Fargo and Company to acquire the approximately $11.3 million in deposits of the Waldport, Oregon branch. The branch will be merged with the Bank of Newport's existing Waldport Branch, the transaction is expected to close in mid-1997.

                                   AFFILIATES
THE BANKS

   The Commercial Bank was organized in 1954. The Commercial Bank's main office is located in Salem, Oregon; it has three additional branches in Salem, three branches in Keizer, two branches in Newberg and branches in Dallas, King City, Molalla, Monmouth, Silverton, Sublimity, Tigard, Wilsonville, and Woodburn. At December 31, 1996, it had deposits totaling $306 million and loans totaling $242 million.

   The Bank of Newport, established in 1925 currently conducts business through nine branches located in the cities of Newport - two branches, Lincoln City, Waldport, Depoe Bay, and Toledo along the central Oregon coast, as well as downtown Portland, Oregon, and Lake Oswego and Clackamas Oregon, which is a suburb of Portland. At December 31, 1996, The Bank of Newport had deposits totaling $187 million and loans totaling $182 million.

   Bank of Vancouver was organized in 1989, Bank of Vancouver's two offices are located in Vancouver, Washington. At December 31, 1996, it had deposits totaling $91 million and loans totaling $87 million.

   Valley Commercial Bank was organized in 1981 and the main office is located in Forest Grove, Oregon with additional branches in North Plains and Hillsboro, Oregon. At December 31, 1996, it had deposits and loans totaling $26 million and $19 million, respectively.

   In February 1997, The Bank of Newport and Valley Commercial Bank filed an Application to Merge with the FDIC and the Oregon Division of Banks, whereby Valley Commercial Bank will merge with and into The Bank of Newport, under the charter of The Bank of Newport and operating under the name of "Valley Commercial Bank". It is intended that the merger will close as early as March 31, 1997.

   The primary business strategy of the affiliates is to provide community banking and related services to individuals, professionals, and small- and medium-sized businesses, emphasizing customer relationships, a high level of service, and attention to customer needs. Small to medium-sized business and commercial customers are a significant focus of activity. The Banks offer deposit accounts, safe-deposit boxes, consumer lending, commercial and residential real estate lending, commercial loans, including operating lines secured by accounts receivable and inventory, and other traditional bank products. Their loan portfolios have some concentration in real estate secured loans, agricultural and light manufacturing related businesses. Deposit products include regular and special checking accounts, savings accounts, certificates of deposit, and money market accounts. Consumer credit products include residential first and second mortgages, automobile loans, credit cards, lines of credit, and other products. Lending services include short- and intermediate-term loans, inventory financing, equipment leasing, revolving lines of credit, and other types of credit. The Banks also offer Master Card and VISA credit card programs as part of their retail banking services.

   Bancorp also operates a commercial real estate loan brokerage office located in Lake Oswego which originates and brokers commercial real estate loans to other banks, insurance companies, pension funds, and other sophisticated investors.

   In order to provide convenient banking services to their customers, the Banks offer extended banking hours in selected branches. Automatic teller machines are available in 18 branch locations offering 24-hour transaction services, including cash withdrawals, deposits, account transfers, and balance inquiries.

WEST COAST TRUST COMPANY

   West Coast Trust provides trust services to individuals, partnerships, corporations, and institutions. West Coast Trust acts as fiduciary of estates and conservatorships, and as a trustee under various wills, trust, and pension and profit-sharing plans. The Banks also offer tax-deferred annuities, single-premium whole life insurance, other insurance investment products, and securities products. These trust and annuity services are available and offered through West Coast Bancorp affiliates.

   The following are the main office locations of the affiliates:

The Commercial Bank      301 Church Street, N.E., Salem, Oregon 97301      (503)399-2900

The Bank of Newport      506 SW Coast Highway, Newport, Oregon 97365       (541) 265-6666

Bank of Vancouver        801 Main Street, Vancouver, Washington 98660      (360) 693-1246

Valley Commercial Bank   4110 Pacific Avenue, Forest Grove, Oregon  97116  (503) 359-4495

West Coast Trust         301 Church Street, Salem, Oregon  97301           (503) 399-2993

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

BV CORPORATION

   In 1996 Bank of Vancouver incorporated BV Corporation, a Washington Corporation. BV Corporation was established to serve as trustee under deeds of trust.

                                    EMPLOYEES

   At December 31, 1996 Bancorp and its subsidiaries had approximately 467 full-time equivalent employees. None of these employees are represented by labor unions. A number of benefit programs are available to eligible employees including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plan, stock option plans and an optional employee stock purchase plan.

                                   COMPETITION

   At September 30, 1996, The Commercial Bank, The Bank of Newport, and Valley Commercial Bank were the 9th, 10th, and 41st largest, respectively, of the 48 commercial and savings banks in Oregon, and Bank of Vancouver was the 43rd largest of the commercial and savings banks in Washington. The Banks compete with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages, and other financial institutions. Banking in Oregon and Washington is dominated by several significant banking institutions which include the United States National Bank, Wells Fargo Bank, and Washington Mutual Savings Bank, which together account for a majority of the total commercial and savings bank deposits in Oregon and Washington. Other significant competitors include subsidiaries of BankAmerica Corporation, and Key Corp. These competitors offer a greater number of branch locations (with statewide branch networks in the case of the two largest competitors), the ability to offer higher lending limits, and a variety of services not offered by the Banks. Bancorp has attempted to offset some of the advantages of the larger competitors by arranging participations with other banks for loans above its subsidiaries' legal lending limits. Emphasis is placed on local banking featuring quality service, local responsive decision making, and money reinvested into the community, and by participating in nationwide services such as VISA, The Exchange, Instant Teller, and Cirrus networks.

                              GOVERNMENTAL POLICIES

   The earnings and growth of Bancorp and its banking and other subsidiaries, as well as their existing and future business activities, are affected not only by general economic conditions, but also by the fiscal and monetary policies of the Federal government and its agencies, particularly the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"). The Federal Reserve Board implements national monetary policies (intended to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rates applicable to borrowings by banks from the Federal Reserve Banks. The actions of the Federal Reserve Board in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and deposits. As banking is a business which depends largely on interest rate differentials (in general, the difference between the interest rates paid by the Banks on their deposits and their other borrowings and the interest rates received by the Banks on loans extended to their customers and on securities held in the Banks' investment portfolios), the influence of economic conditions and monetary policies on interest rates will directly affect earnings. The nature and impact of any future changes in monetary policies cannot be predicted.

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

BANCORP

GENERAL

   As a bank holding company, Bancorp is subject to the Bank Holding Company Act of 1956 ("BHCA"), as amended, which places Bancorp under the supervision of the Board of Governors of the Federal Reserve System ("FRB"). In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities related to banking. Certain recent legislation designed to expand interstate branching and relax federal restrictions on interstate banking may expand opportunities for bank holding companies (for additional information see below under the heading "The Banks - Interstate Banking and Branching"). However, the full impact of this legislation on Bancorp is unclear at this time.

HOLDING COMPANY STRUCTURE

   FRB Regulation. Bancorp must obtain the approval of the FRB: (1) before acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank; (2) before merging or consolidating with another bank holding company; and (3) before acquiring substantially all of the assets of any additional banks.

   Bancorp is required by the BHCA to file annual and quarterly reports and such other reports as may be required from time to time by the FRB. In addition, the FRB performs periodic examinations of Bancorp and its subsidiary Banks.

   Holding Company Control of Nonbanks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company which is not a bank or a bank holding company unless the FRB determines that the activities of such company are so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public that would outweigh possible adverse effects. The economic Growth and Regulatory Paperwork Reduction Act of 1996 ("Economic Growth Act") amended the BHCA to eliminate the requirement that bank holding companies seek FRB approval before engaging de novo in permissible nonbanking activities if the holding company is well capitalized and meets certain other specified criteria. A bank holding company meeting the specifications is now required only to notify the FRB with 10 business days after the activity has begun. The Economic Growth Act also established an expedited procedure for well-capitalized bank holding companies meeting the criteria to obtain FRB approval to acquire smaller companies that engage in permissible non-banking activities as well as to engage in nonbanking activities that the FRB has approved by order.

   On February 28, 1997, the FRB issued a final rule incorporating the changes enacted by the Economic Growth Act. Effective April 21, 1997, a well-run bank holding company, without any prior notice or FRB approval, may commence immediately any activity that is currently or at the time of commencement included in the FRB's list of acceptable nonbanking activities.

   Transactions with Affiliates. Bancorp and the subsidiaries will be deemed affiliates within the meaning of the Federal Reserve Act and transactions between affiliates are subject to certain restrictions. Covered transactions include, subject to specific exceptions, loans by bank subsidiaries to affiliates, investments by bank subsidiaries in securities issued by an affiliate, the taking of such securities as collateral, and the purchase of assets by a bank subsidiary from an affiliate. Bancorp and the subsidiaries are also subject to certain restrictions with respect to engaging in the underwriting, public sale and distribution of securities.

   Support of Subsidiaries. Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to, and commit resources to support, each of its subsidiaries. Any capital loans Bancorp makes to any of the subsidiaries are subordinate to deposits and to certain other indebtedness of the subsidiaries. The Crime Control Act of 1990 provides that, in the event of a bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment the bank holding company has made to a federal bank regulatory agency to maintain the capital of a subsidiary and this obligation will be entitled to a priority of payment.

   Tie-In Arrangements. Bancorp and the subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Bancorp nor the subsidiaries may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. Until recently, the FRB extended its bank-tying restrictions to bank holding companies and their non-bank subsidiaries. However, effective April 21, 1997, the bank anti-tying rules will no longer apply to the non-bank subsidiaries of a bank holding company.

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

REGULATION OF STATE BANKS

   Oregon state-chartered banks and Washington state-chartered banks are subject to primary regulation and examination, respectively, by the Oregon Director of Consumer and Business Services and the Washington Director. The Banks are also subject to supervision, examination, and regulation by certain federal banking agencies, including, in the case of Valley Commercial Bank (which is a Federal Reserve member bank), the FRB. Each of the Banks is insured (to applicable limits) by, and therefore is subject to regulation by, the FDIC.

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

   Washington statues prohibit a bank from paying any dividends in an amount greater than the bank's retained earnings, without approval of the Washington Director. The Washington Director has authority to require a bank to suspend payment of all dividends until the branches comply with any requirements made by the Washington Director.

   Under these restrictions, as of December 31, 1996, the Banks could have declared dividends of approximately $17.3 million in the aggregate, without obtaining prior regulatory approval. The payment of dividends by banks may also be affected by other factors, such as capital maintenance requirements.

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

CONTROL OF FINANCIAL INSTITUTIONS

   No person may acquire "control" of a bank unless the appropriate federal agency has been given 60 days prior written notice and within that time the agency has not disapproved the acquisition. Substantial monetary penalties may be imposed for violation of the change in control or other provisions of banking laws. Washington banking laws further required that 30 days before the acquisition of control, defined as direct or indirect ownership, control or power to vote 25% or more of the outstanding stock of a bank, the acquiring party must file with the Washington Director an application containing certain specified information. Acquisitions of control in violation of the statue are deemed void.

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

INTERSTATE BANKING AND BRANCHING

   The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Act") will, over the next few months, permit nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Individual states have the authority to "opt out" of certain of these provisions. The Interstate Act currently allows states to enact "opting-in" legislation that (i) permits interstate mergers within their own borders before June 1, 1997, and (ii) permits out-of-state banks to establish de novo branches within the state. As of September 29, 1996, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, beginning June 1, 1997, banks will be permitted to merge with banks in other states as long as the home state of neither merging bank has opted out. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

   Oregon effective February 27, 1995, and Washington effective June 6, 1996 have each enacted "opting in" legislation generally permitting interstate mergers, subject to certain restrictions. Given that Oregon and Washington permitted interstate banking for a number of years, this legislation is not expected to have a profound impact on banking in Oregon or Washington or on Bancorp or the Banks' operations in particular. Nevertheless, the impact that the Interstate Act might have on Bancorp and the Banks is impossible to predict.

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

   Regulations adopted by the Federal Banking Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the OCC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels at which an institution is deemed to be "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In order to be "well-capitalized," an institution must maintain, at least 10% total risk-based capital, 6% Tier 1 risk-based capital, and a 5% Leverage Ratio. Increasingly severe restrictions are imposed on the payment of dividends and mortgage fees, asset growth and other aspects of the operations of institutions that fall below the category of "adequately capitalized" (which requires at least 8% total risk-based capital, 4% Tier 1 risk-based capital, and a 4% Leverage Ratio). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 1996, the Banks were not subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

   The Oregon Department of Consumer and Business Services has authority under Oregon law to require shareholders of an Oregon State bank to contribute additional capital to the bank if its capital becomes impaired. The capital of a bank is deemed to be impaired under Oregon law if the value of the bank's assets is insufficient to pay its liabilities (excluding any liability on outstanding capital debentures) plus the amount of its paid-in capital. Given the strong capital position of each of Bancorp's subsidiary Banks, this provision presently is not applicable.

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

   This joint policy statement was superseded by an updated Joint Policy Statement in June of 1996. Any impact the joint final rules and the Joint Policy Statement may have on Bancorp or its subsidiaries cannot be predicted at this time.

   In addition, the Federal Banking Agencies published a joint final rule on September 6, 1996, amending their respective risk-based capital standards to incorporate a measure for market risk to cover all positions located in an institution's trading account and foreign exchange and commodity positions wherever located. This final rule, effective January 1, 1997, implements and amendment to the Basle Capital Accord that sets forth a supervisory framework for measuring market risk. The final rule effectively requires banks and bank holding companies with significant exposure to market risk to measure that risk using its own internal value-at-risk model, subject to the parameters of the final rule, and to hold a sufficient amount of capital to support the institution's risk exposure.

   Institutions subject to this final rule must be in compliance with it by January 1, 1998. This final rule applies to any bank or bank holding company, regardless of size, whose trading activity equals 10% or more of its total assets or amounts to $1 billion or more. The Federal Banking Agencies may require an institution not otherwise subject to the final rule to comply with it for safety and soundness reasons and, under certain circumstances, also may exempt an institution otherwise subject to the final rule from compliance.

FDIC INSURANCE

   Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000. The FDIC has adopted a risk-based insurance assessment system. Under this system, depository institutions, such as the Banks, with BIF-insured deposits, are required to pay an assessment to the BIF ranging from $.0 to $.27 per $100 of deposits based on the institution's risk classification. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was enacted. The Funds Act provides, among other things, for the recapitalization of the SAIF through a special assessment on all depository institutions that hold SAIF-insured deposits. The one-time assessment is designed to place the SAIF at its 1.25 reserve ratio goal.

   The Funds Act, for the three year period beginning in 1997, subjects BIF-insured deposits to a Financing Corporation ("FICO") premium assessment on domestic deposits at one-fifth the premium rate (roughly 1.3 basis points) imposed on SAIF-insured deposits (roughly 6.5 basis points). In addition, service debt funding on FICO bonds for the first half of 1997 is expected to result in BIF insured institutions paying .64 cents for each $100 of assessed deposits, and SAIF insured institutions paying 3.2 cents on each $100 of deposits. Beginning in the year 2000, BIF insured institutions will be required to pay the FICO obligations on a pro-rata basis with all thrift institutions; annual assessments are expected to equal approximately 2.4 basis points until 2017, to be phased out completely by 2019.

   Banking regulators are empowered under the Funds Act to prohibit insured institutions and their holding companies from facilitating or encouraging the shifting of deposits from the SAIF to the BIF in order to avoid higher assessment rates. Accordingly, the FDIC recently proposed a rule that would, if adopted as proposed, impose entrance and exit fees on depository institutions attempting to shift deposits from the SAIF to the BIF as contemplated by the Funds Act. The Funds Act also provides for the merger of the BIF and SAIF on January 1, 1999, only if no thrift institutions exist on that date. It is expected that Congress will address comprehensive legislation on the merger of the funds and elimination of the thrift charter during the 1997 session.

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

ITEM 2.    PROPERTIES

      The principal properties of the registrant are comprised of banking facilities owned by the registrant's affiliates.

      The main offices of The Commercial Bank are located in downtown Salem, Oregon, in recently remodeled two-story buildings totaling approximately 40,000 square feet of space. The main offices, which are owned by The Commercial Bank, include land and administrative offices, the main branch, and drive-up teller facilities. The Commercial Bank also operates 17 other branches, of which 8 are owned and 9 are leased. The Commercial Bank owns the land under 7 of the 8 owned branches. In addition, The Commercial Bank owns an approximately 8,000-square-foot building, including the land, in Salem, Oregon that is currently unoccupied, and leases a building and land housing the data center. The Commercial Bank's aggregate monthly rental on all leased properties is $20,500.

      The main office of Valley Commercial Bank is located in Forest Grove, Oregon, in a building and land owned by a subsidiary of The Commercial Bank. Valley Commercial Bank operates a branch in North Plains, Oregon, in a facility and land owned by it, and a branch in Hillsboro, Oregon, which is leased for approximately $3,100 per month.

      The Bank of Newport owns the land and building housing its main offices located in Newport, Oregon, consisting of approximately 15,640 square feet of space. At December 31, 1996, The Bank of Newport also owned five buildings and leased four additional spaces housing branches and offices. The Bank of Newport owns the land under three of the four buildings, while leasing the fourth. The aggregate monthly rental of leased buildings and land is approximately $24,900.

      The main office of the Bank of Vancouver is located in Vancouver, Washington, in a building consisting of approximately 14,400 square feet of space and land that is leased. Bank of Vancouver also operates a branch on the east side of Vancouver in a leased facility shared with Bancorp. In addition, Bank of Vancouver owns the building in which its former office was located in Vancouver, Washington, which is subject to a ground lease. The building is leased out at a monthly rate of $6,250. Bank of Vancouver's aggregate monthly rental on leased property to non-affiliates is $14,700.

      West Coast Trust's main office is in Salem where it leases space from The Commercial Bank. West Coast Trust also has offices in Portland, Oregon, Newport, Oregon and Vancouver, Washington where it leases space from The Bank of Newport and Bank of Vancouver, respectively.

      Bancorp leases office space housing its headquarters in Lake Oswego, Oregon. In addition, Bancorp leases space in Vancouver, Washington to house a department of its commercial brokerage division, this space is shared with Bank of Vancouver's east side branch. The aggregate monthly rental of the office space is approximately $7,600.

ITEM 3.    LEGAL PROCEEDINGS

      In the fall of 1994, The Commercial Bank and the manager of The Commercial Bank's Trust Department consented to the entry of an order by the Securities and Exchange Commission (the "SEC") finding that certain violations of various provisions of the Securities Act of 1933, and the Investment Company Act of 1940, had occurred by offering interests in an IRA Fund without registration under such laws. The Commercial Bank paid a civil penalty in the amount of $75,000 and retained an independent consultant to conduct a review of compliance procedures, to recommend policies and procedures to prevent and detect violations of federal securities laws, and to report to the Board of Directors of The Commercial Bank.

      The independent consultant's January 1996 report included recommendations addressing The Commercial Bank's systems, processes and controls in place to ensure that the common trust funds continue to operate in a manner consistent with their respective Plan of Operation and Declaration of Trust. In addition, an opinion of counsel was obtained that concluded the remaining common trust funds were exempt from registration under the Securities Act of 1933 ( the 1933
Act) and the Investment Company Act of 1940, although the interests of a Keough Fund were not exempt from registration under the 1933 Act due to the inclusion of one ineligible participant.

      During 1996, West Coast Trust, formerly Commercial Bank's Trust Department, implemented changes to its governance and organizational structure, expanded staff compliance and industry training programs, designated a chief compliance officer, and incorporated additional changes to its operations to satisfy the recommendations of the independent consultant. In addition, West Coast Trust offered rescission rights to all eligible participants in the Keough Fund, which rescission rights have since expired and were not significant.

      The SEC consent order also required the independent consultant to conduct a review one year following the issuance of its report to evaluate the implementation of its recommendations. In March 1997, the independent consultant issued its update report to the Boards of Directors of West Coast Trust and The Commercial Bank, concluding that their recommendations had been appropriately addressed and no further recommendations were necessary. This report has been submitted to the SEC by the independent consultant and Bancorp is awaiting formal resolution of this matter.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NONE


                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

      West Coast Bancorp stock trades on the Nasdaq stock market under the symbol: WCBO. The primary market makers are: Black & Company, Inc.; Dain Bosworth, Inc.; Herzog, Heine, Geduld, Inc.; Hoefer & Arnett, Inc.; Keefe, Bruyette & Woods, Inc.; Pacific Crest Securities; Piper Jaffrey Company, Inc.; and Wedbush Morgan Securities, Inc. The high and low sale price of West Coast Bancorp's stock for the periods indicated are shown below. The sale price information has been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 1996, there were approximately 2,900 shareholders of Bancorp stock.


                                         1996                                     1995
                     ---------------------------------------   --------------------------------------
                           Market Price        Cash dividend       Market Price      Cash dividend
                     --------------------                      ------------------
                           High    Low           declared        High      Low          declared
                     --------------------------------------------------------------------------------


1st Quarter......         $15.60   $12.80         $0.05          $11.09     $9.82           $0.07


2nd Quarter......         $15.60   $14.20         $0.05          $11.09    $10.18           $0.05


3rd Quarter......         $16.00   $14.00         $0.06          $13.27    $10.36           $0.05


4th Quarter......         $18.75   $16.00         $0.06          $14.00    $12.80           $0.05

ITEM 6.          SELECTED FINANCIAL DATA


FINANCIAL HIGHLIGHTS

(Dollars in thousands, except per share data)
 -------------------------------------------
                                                                      Year ended December 31,
                                                 -------------------------------------------------------------
                                                   1996          1995          1994          1993         1992
                                                 -------       -------       -------       -------     -------
Interest income . . . . . . . . . . . . .       $56,624       $47,293       $38,918       $35,585      $34,469
Interest expense  . . . . . . . . . . . .        19,834        17,429        11,506        10,647       12,242
                                                 ------        ------        ------        ------       ------

    Net interest income . . . . . . . . .        36,790        29,864        27,412        24,938       22,227

Provision for loan loss . . . . . . . . .         2,175           944           777         1,083        1,338
                                                  -----           ---           ---         -----        -----

Net interest income after provision for
    loan loss . . . . . . . . . . . . . .        34,615        28,920        26,635        23,855       20,889

Noninterest income  . . . . . . . . . . .         8,879         8,095         7,087         6,644        5,360

Noninterest expense . . . . . . . . . . .        28,851        25,520        24,654        21,535       19,585
                                                 ------        ------        ------        ------       ------

Income before income taxes  . . . . . . .        14,643        11,495         9,068         8,964        6,664
Provision for income taxes  . . . . . . .         4,841         3,246         2,752         2,425        1,878
                                                  -----         -----         -----         -----        -----

Net income  . . . . . . . . . . . . . . .        $9,802        $8,249        $6,316        $6,539       $4,786
                                                 ======        ======        ======        ======       ======



Per share data:
   Net income . . . . . . . . . . . . . .         $1.47         $1.24         $1.00         $1.07        $0.78

   Cash dividends . . . . . . . . . . . .         $0.22         $0.23         $0.19         $0.18        $0.14

   Period end book value  . . . . . . . .        $10.02         $8.89         $7.35         $6.62        $5.74
   Average common shares outstanding  . .     6,660,492     6,627,698     6,313,367     6,091,239    6,078,022



Total Assets  . . . . . . . . . . . . . .      $712,343      $595,574      $515,750      $480,153     $424,370

Total Deposits  . . . . . . . . . . . . .      $604,902      $512,774      $437,175      $413,935     $380,690

Total long-term borrowings  . . . . . . .       $28,583       $10,188       $10,046        $9,095  $         -

Net Loans . . . . . . . . . . . . . . . .      $528,755      $395,319      $319,698      $284,184     $249,143

Stockholders' equity  . . . . . . . . . .       $67,145       $58,981       $48,884       $40,342      $34,962

Financial ratios:
   Return on average assets . . . . . . .         1.51%         1.49%         1.28%         1.50%        1.19%

   Return on average equity . . . . . . .        15.86%        15.66%        14.17%        18.02%       14.69%

   Average equity to assets . . . . . . .         9.51%         9.54%         9.04%         8.31%        8.09%

   Dividend payout ratio  . . . . . . . .        14.91%        16.92%        18.19%        15.26%       16.43%

   Efficiency ratio . . . . . . . . . . .        63.20%        67.25%        71.11%        68.50%       71.01%

   Net loans total assets . . . . . . . .        74.23%        66.38%        61.99%        59.19%       58.71%

   Yield on earning assets (1)  . . . . .         9.70%         9.71%         8.97%         9.19%        9.69%

   Average rates paid . . . . . . . . . .         4.09%         4.25%         3.16%         3.20%        3.96%
   Net interest spread (1)  . . . . . . .         5.61%         5.46%         5.81%         5.99%        5.73%

   Net interest margin (1)  . . . . . . .         6.38%         6.24%         6.41%         6.54%        6.35%

   Nonperforming assets to total assets .          .28%         0.14%         0.11%         0.44%        0.64%
   Allowance for loan loss to total loans         1.31%         1.39%         1.56%         1.53%        1.47%

   Allowance for loan loss to
      nonperforming assets  . . . . . . .       356.17%       679.15%       927.95%       210.64%      137.67%

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

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Years Ended December 31, 1996, 1995 and 1994

    Net Income. For the three years ended December 31, 1996, Bancorp's net income was $9.8 million, $8.2 million and $6.3 million, respectively. 1996 net income increased $1.6 million or 18.82% over 1995, which increased $1.9 million or 30.61% over 1994's income. Bancorp's 1994 net income was negatively impacted by approximately $1 million in merger related costs; thus, normal core operating results would show consistent year-to-year earnings growth. Earnings per share for the three years ended 1996 were $1.47, $1.24 and $1.00. Bancorp increased operating income in 1996 primarily due to increased net interest margins resulting from larger balances of interest earning assets. Net interest income on a tax equivalent basis totaled $38.1 million for the year ended December 31, 1996, a 21.68% increase over $31.3 million for the same period in 1995, which was an 8.67% increase over 1994. Growth of noninterest income was due to increased customer bases and transaction volumes.
Noninterest expenses increased primarily due to bank branch expansion.

    Net Interest Income. During the years ended December 31, 1996, 1995 and 1994, average interest earning assets grew to $597.2 million, from $502.1 million and $449.4 million, respectively. For the same periods, average interest bearing liabilities were $484.9 million, $410.5 million and $363.6 million, respectively. Additionally, during the same periods, net interest margins were 6.38%, 6.24% and 6.41%, respectively; fluctuations are due mainly to a changing interest rate environment and an increase of certificates of deposits and long-term funding sources. Net interest income on a tax-equivalent basis increased $6.8 million, or 21.68%, to $38.1 million in 1996 from $31.3 million in 1995 and $28.9 million in 1994. The increased net interest income was caused mainly by asset growth. Average interest earning assets increased 18.93% in 1996 from 1995 and 11.75% in 1995 over 1994, while the fairly stable interest rate environment during most of 1996 led to an increase in the net interest spread of 15 basis points to 5.61% from 5.46% in 1995 which was down 35 basis points from 5.81% in 1994. The average yield earned on interest earning assets was 9.70% in 1996, 9.71% in 1995 and 8.97% in 1994. Average interest bearing liabilities increased $74.4 million, or 18.14%, to $484.9 million for the period ended December 31, 1996, from $410.5 million in 1995 and $363.6 million in 1994, while the average rates paid were 4.09%, 4.25%, and 3.16%, respectively. Bancorp's loan portfolio experienced significant growth in 1996 ending the year at $528.8 million, up $133.5 million or 33.8% from $395.3 million at December 31, 1995. Bancorp also had a shift in some of its asset mix from investment securities into the loan portfolio.

    Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

                                                   Year Ended December 31,          Increase(Decrease)         Change
                                               -------------------------------    --------------------   -----------------
(Dollars in thousands)                          1996        1995        1994        95-96     95-94        96-95     95-94
 --------------------                          --------   -------     --------     --------  --------    --------  --------
Interest and fee income (1) ...........        $ 57,935    $ 48,742    $ 40,320    $  9,193    $  8,422   18.86%    20.89%

Interest expense ......................        $ 19,834    $ 17,429    $ 11,506    $  2,405    $  5,923   13.80%    51.48%
Net interest income ...................        $ 38,101    $ 31,313    $ 28,814    $  6,788    $  2,499   21.68%     8.67%



Average interest earning assets .......        $597,189    $502,142    $449,364    $ 95,047    $ 52,778    18.93%    11.75%
Average interest bearing liabilities...        $484,900    $410,461    $363,608    $ 74,439    $ 46,853    18.14%    12.89%

Average yields earned .................            9.70%       9.71%       8.97%       (.01)        .74

Average rates paid ....................            4.09%       4.25%       3.16%       (.16)       1.09

Net interest spread ...................            5.61%       5.46%       5.81%        .15        (.35)
Net interest margin ...................            6.38%       6.24%       6.41%        .14        (.17)


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


                                                                       Year Ended December 31,
(Dollars in thousands)                          1996                              1995                            1994
----------------------            -------------------------------------------------------------------------------------------------
                                    Average     Interest              Average    Interest              Average    Interest
                                  Outstanding    Earned/   Yield/   Outstanding   Earned/   Yield/   Outstanding   Earned/  Yield/
                                    Balance       Paid     Rate (1)   Balance      Paid     Rate (1)   Balance      Paid   Rate (1)
                                  -------------------------------------------------------------------------------------------------
ASSETS:
  Interest earning balances
due from banks  . . . . . . . . .      $5,852       $305     5.21%      $2,998     $152      5.07%      $4,393      $166     3.78%
  Federal funds sold  . . . . . .       6,490        396     6.10       11,375      641      5.64       11,432       520     4.55
  Taxable securities  . . . . . .      73,975      4,861     6.57       77,333    4,849      6.27       80,657     4,662     5.78
  Nontaxable securities (2) . . .      42,965      3,857     8.98       47,698    4,261      8.93       44,895     4,123     9.18
  Loans, including fees (3) . . .     467,907     48,516    10.37      362,738   38,839     10.71      307,987    30,849    10.02
                                     --------    -------              --------  -------               --------   -------
   Total interest earning assets.     597,189     57,935     9.70%     502,142   48,742      9.71%     449,364    40,320     8.97%

  Allowance for loan loss . . . .      (5,983)                          (5,341)                         (4,690)
  Premises and equipment  . . . .      17,383                           15,979                          12,825
  Other assets  . . . . . . . . .      41,056                           39,123                          35,515
                                     --------                         --------                        --------
    Total assets  . . . . . . . .    $649,645                         $551,903                        $493,014
                                     ========                         ========                        ========

LIABILITIES AND
SHAREHOLDERS' EQUITY:
 Savings and interest bearing
    demand deposits . . . . . . .    $302,211     $9,912     3.28%    $250,292   $8,634      3.45%    $249,885    $6,910     2.77%
  Certificates of deposit . . . .     160,369      8,680     5.41      143,500    7,837      5.46      100,862     3,992     3.96
  Short-term borrowings . . . . .       9,448        553     5.85        5,932      379      6.39        3,599       151     4.20
  Long-term borrowings  . . . . .      12,872        689     5.35       10,737      579      5.39        9,262       453     4.89
                                     --------    -------              --------  -------               --------   -------
    Total interest bearing
      liabilities . . . . . . . .     484,900     19,834     4.09      410,461   17,429      4.25      363,608    11,506     3.16
  Demand deposits . . . . . . . .      97,006                           82,695                          79,286
  Other liabilities . . . . . . .       5,948                            6,082                           5,545
                                     --------                         --------                        --------
    Total liabilities . . . . . .     587,854                          499,238                         448,439
  Shareholders' equity  . . . . .      61,791                           52,665                          44,575
                                     --------                         --------                        --------
    Total liabilities and
      shareholders' equity  . . .    $649,645                         $551,903                        $493,014
                                     ========                         ========                        ========
  Net interest income . . . . . .                $38,101                        $31,313                          $28,814
                                                 =======                        =======                          =======
  Net interest spread . . . . . .                            5.61%                           5.46%                           5.81%
                                                             =====                           =====                           =====


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





                                                                     Year Ended December 31,
                                             ----------------------------------------------------------------------------
                                                         1996 versus 1995                     1995 versus 1994
                                             ------------------------------------   -------------------------------------
                                                Increase  (Decrease)     Total        Increase  (Decrease)        Total
                                                        Due To         Increase              Due To             Increase
                                             ------------------------               ----------------------
(Dollars in thousands)                        Volume          Rate     (Decrease)     Volume     Rate          (Decrease)
 --------------------                        ---------    -----------  ----------   ---------- -----------      ---------
Interest income:
Interest earning balances due from banks       $144           $9        $153       $  (53)        $39            $(14)
Federal funds sold  . . . . . . . . . . .      (276)          31        (245)          (3)        124             121
Investment security income:
  Taxable securities  . . . . . . . . . .      (211)         223          12         (192)        379             187
  Nontaxable securities (1) . . . . . . .      (423)          19        (404)         257        (119)            138
Loans, including fees on loans  . . . . .    11,264       (1,587)      9,677        5,484       2,506           7,990
                                             ------       -------     ------        -----       -----           -----
   Total interest income (1)  . . . . . .    10,498       (1,305)      9,193        5,493       2,929           8,422

Interest expense:
Savings and interest bearing demand . . .     1,791         (513)      1,278           11       1,713           1,724
Certificates of deposit . . . . . . . . .       921          (78)        843        1,688       2,157           3,845
Short-term borrowings . . . . . . . . . .       225          (51)        174           98         130             228
Long-term borrowings  . . . . . . . . . .       115           (5)        110           72          54             126
                                                ---           ---        ---           --          --             ---
    Total interest expense  . . . . . . .     3,052         (647)      2,405        1,869       4,054           5,923
                                              -----         -----      -----        -----       -----           -----
    Net interest spread (1) . . . . . . .    $7,446        $(658)     $6,788       $3,624    $ (1,125)         $2,499
                                             ======        ======     ======       ======     ========         ======

(1) Tax-exempt income has been adjusted to a tax-equivalent basis at a 34 percent rate.

    Provision for Loan Losses. Bancorp recorded provisions for loan losses of $2,174,987, $943,460 and $777,500 for the years ended December 31, 1996, 1995 and 1994 respectively. The increase each year in the provision is attributed mainly to the company's strong loan growth. Bancorp incurred net charge-offs of $706,771, $444,404, and $110,840 in 1996, 1995 and 1994 respectively. The allowance for loan loss as a percentage of loan totals at December 31, 1996 and 1995 was 1.31% and 1.39% of total loans, respectively. Bancorp's allowance for loan losses represents 356.17% of its non-performing loans as of December 31, 1996, compared to 679.15% at December 31, 1995.

    Noninterest Income.  Noninterest income for the year ended December 31,
1996 was $8,878,585 up from $8,094,759 in 1995 and $7,086,522 in 1994.   Other
service charges, fees and commissions, service charges on deposit accounts, trust revenues and loan servicing fees increased over the last three years, due to an increased customer base and transaction volumes serviced. In 1996 gains on sales of loans increased $325,098 to $1,178,052 from $852,954 in 1995 which was a decrease from $1,010,267 reported in 1994. In 1996 and 1994 Bancorp benefited due to the low stable interest rate environment that increased the
refinance activity on loans sold into the secondary market.   Other noninterest
income fluctuated over the three year period with some non-recurring activity. Securities gains were $17,030 in 1996, $9,838 in 1995 and losses of $170,464
in 1994.   Overall increases in noninterest income were due to increased market presence in existing and expanding markets.

    Noninterest Expense. Noninterest expenses have increased during the last three years to $28,851,340 in 1996 from $25,520,456 in 1995 and $24,654,355 in
1994. Increases in salaries, equipment, occupancy, professional fees, marketing, printing and office supplies, communications and other noninterest expenses have been caused mainly by Bancorp's expansion of its branch system and services and the costs associated with entering new markets. Bancorp's branch system grew to 31 office locations at the end of 1996 from 20 at the beginning of 1994. Bancorp intends to continue to grow through strategically
placed offices in 1997 and beyond.   In general, the opening of new branches
results in higher costs for Bancorp which are not offset until a certain level of growth in deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations, until
earnings grow to cover overhead.   At the end of 1996 Bancorp employed 467
full-time equivalent employees compared to 409 in 1995 and 366 in 1994. Other increases in noninterest expense generally were caused by higher operating activity levels associated with Bancorp's internal growth. Equipment, occupancy and communications expenses also increased beginning in 1995 due to the opening of Bancorp's new data processing facilities. In 1994 Bancorp experienced certain costs associated with the mergers of West Coast Bancorp and Commercial Bancorp as well as the merger of Great Western Bank which became a branch of Commercial Bank. Merger related expenditures negatively impacted net income by approximately $1 million in 1994. During 1996 and 1995 Bancorp incurred additional costs as a result of the consolidation and reorganization of certain operating activities. From 1994 to 1996 expenses in ATM and Bankcard have increased due to continued expansion of the ATM network and an increase in the customer base for The Bank of Newport's Bankcard services.
FDIC deposit insurance expense declined in 1995 and 1996 due to reductions in insurance premiums charged, expenses were $10,432, $517,847 and $923,587 for the years ended December 31, 1996, 1995 and 1994, respectively.

INCOME TAXES

    Income tax expense for 1996 was $4,840,510 or 33 percent of income before income taxes, 1995 was $3,245,720 or 28 percent of income before income taxes and 1994 was $2,751,249 or 30 percent of income before income taxes. The 1995 income tax expense was positively impacted by a one time state income tax credit of approximately $215,000. The 1994 and 1996 income tax rates were adversely impacted by costs associated with mergers that were capitalized for income tax purposes. It is anticipated that Bancorp's tax expense will increase in future years both due to increased income before income taxes and a smaller percentage of Bancorp's income being generated from tax exempt items. Any future merger related capitalized costs may also increase Bancorp tax provisions.

INTEREST RATE SENSITIVITY

    Bancorp uses asset/liability modeling to estimate the degree of interest rate risk inherent in its mix of interest-earning assets and interest-bearing liabilities. Bancorp's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Bancorp is liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, therefore, a significant increase in market rates of interest could adversely affect net interest income. In contrast, a declining rate environment could favorably impact Bancorp's margin. Bancorp's strategy will be to continue to counter this condition by shortening its investment portfolio maturities, through increased activity in variable rate loan products, and by focusing efforts to extend maturities on its deposit and borrowings base. Bancorp also has placed increased emphasis on its noninterest revenue products to additionally stabilize the earnings strength of the institution.

    Interest Rate Sensitivity (Gap) Table. The following table sets forth the estimated maturity and repricing and the resulting interest rate gap between interest earning assets and interest bearing liabilities at December 31, 1996. The amounts in the table are derived from internal data from the Banks. The amounts shown below could also be significantly affected by external factors such as changes in the prepayments assumption, early withdrawals of deposits, and competition.


                                                      Estimated Maturity or Repricing at December 31, 1996
                                                   ------------------------------------------------------------
(Dollars in thousands)
 --------------------                                                                    Due After
                                                   0-3 Months   4-12 Months  1 -5 Years  Five Years       Total
                                                   ------------------------------------------------------------
Interest Earning Assets:
    Interest earning balances due
    from banks  . . . . . . . . . . . . . . . .    $ 12,141       $     -    $      -     $     -     $ 12,141

  Federal funds sold  . . . . . . . . . . . . .          23             -           -           -           23
  Investments available for sale (1)  . . . . .       9,195         7,297      51,741      38,935      107,168
    Investments held to maturity  . . . . . . .           -             -       1,031       1,592        2,623
  Loans held for sale . . . . . . . . . . . . .       2,564             -           -           -        2,564
  Loans, including fees . . . . . . . . . . . .     208,964        70,877     216,203      39,749      535,793
                                                   --------       -------    --------     -------     --------
    Total interest earning assets . . . . . . .    $232,887       $78,174    $268,975     $80,276     $660,312
                                                   ========       =======    ========     =======
  Allowance for loan loss . . . . . . . . . . .                                                         (7,038)
  Cash and due from banks . . . . . . . . . . .                                                         30,817
  Other assets  . . . . . . . . . . . . . . . .                                                         28,252
                                                                                                      --------
     Total assets . . . . . . . . . . . . . . .                                                       $712,343
                                                                                                      ========

Interest Bearing Liabilities:
  Savings and interest demand deposits  . . . .    $184,672       $31,848    $102,743           -     $319,263
  Certificates of deposit . . . . . . . . . . .      70,085        85,374      21,123       3,221      179,803
  Borrowings  . . . . . . . . . . . . . . . . .      17,495         2,357      10,203       2,237       32,292
                                                   --------      --------    --------      ------     --------
     Total interest bearing liabilities . . . .    $272,252      $119,579    $134,069      $5,458     $531,358
                                                   ========      ========    ========      ======
  Other liabilities . . . . . . . . . . . . . .                                                        113,840
  Shareholders' equity  . . . . . . . . . . . .                                                         67,145
                                                                                                      --------
   Total liabilities & shareholders' equity . .                                                       $712,343
                                                                                                      ========

  Interest sensitivity gap  . . . . . . . . . .     (39,365)      (41,405)    134,906      74,818     $128,954
  Cumulative interest sensitivity gap . . . . .     (39,365)      (80,770)     54,136     128,954
  Cumulative interest sensitivity gap
      as a percentage of total assets . . . . .       (5.53)%     (11.34)%       7.60%      18.10%

(1) Equity investments have been placed in the 0-3 month category.

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

    Deposits are Bancorp's primary source of new funds. Total deposits were $604.9 million at December 31, 1996, up from $512.7 million at December 31, 1995, of which $179.8 million at December 31, 1996 were in certificates of deposits. Bancorp does not generally accept brokered deposits. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of quality products. Increases over the period are due to the opening of new branch facilities, marketing efforts, and new business development programs initiated by Bancorp.

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

CAPITAL RESOURCES

    The Federal Reserve Bank (FRB) and Federal Deposit Insurance Corporation
(FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4 percent and a ratio of total capital to total risk-weighted assets of 8 percent or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3 percent. As of December 31, 1996, Bancorp and all of its subsidiary banks are considered "Well Capitalized" per the regulatory risk based capital guidelines.

    As the following table indicates, Bancorp currently exceeds the regulatory minimum capital ratio requirements.

                                                                        December 31, 1996
                                                                       -------------------
(Dollars in thousands)                                                 Amount        Ratio
 --------------------                                                 -------        -----
Tier 1 capital  . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 66,072       11.63%
Tier 1 capital minimum requirement  . . . . . . . . . . . . . . . . .   22,717        4.00
                                                                      ---------      -----
   Excess Tier 1 capital  . . . . . . . . . . . . . . . . . . . . . . $ 43,355        7.63%
                                                                      ========

Total capital . . . . . . . . . . . . . . . . . . . . . . . . . . . . $ 73,110       12.87%
Total capital minimum requirement . . . . . . . . . . . . . . . . . .   45,434        8.00
                                                                      ---------      -----
   Excess total capital . . . . . . . . . . . . . . . . . . . . . . . $ 27,676        4.87%
                                                                      ========

Risk-adjusted assets  . . . . . . . . . . . . . . . . . . . . . . . . $567,920
                                                                      ========
Leverage ratio  . . . . . . . . . . . . . . . . . . . . . . . . . . .                  9.52%
Minimum leverage requirement  . . . . . . . . . . . . . . . . . . . .                  3.00
                                                                                      -----
   Excess leverage ratio  . . . . . . . . . . . . . . . . . . . . . .                  6.52%
                                                                                     ======
Adjusted total assets . . . . . . . . . . . . . . . . . . . . . . . . $693,847
                                                                      ========


         Shareholders' equity increased to $67.1 million at December 31, 1996 from $59.0 million at December 31, 1995 an increase of $8.1 million, or 13.73%,
over that period of time.   During July 1994 Bancorp received net proceeds of
$5.1 million in a public offering of 569,250 shares of common stock. The net proceeds have been available to Bancorp and the Banks to support expansion either through the opening of new branches or the acquisition of existing facilities. In addition to pursuing growth in the banking industry, Bancorp has and may continue to use a portion of the proceeds to pursue opportunities to acquire or establish financial service related companies in Oregon and Southwest Washington with emphasis in the Portland metropolitan area, that would allow for continued diversification of assets mix and revenue streams.
At December 31, 1996, Bancorp's shareholders' equity, as a percentage of total assets, was 9.43%, compared to 9.90% at December 31, 1995. The change was primarily a result of asset growth outpacing income recognition and the change
in net value of Bancorp's available for sale investment portfolio.   In a
rising interest rate environment, the value of Bancorp's available for sale portfolio will decline thus negatively impacting equity, the opposite would
occur in a falling rate environment.    Equity grew at 13.73% over the period
from December 31, 1995 to December 31, 1996, while assets grew by 19.61% over the same period.

INVESTMENT PORTFOLIO

   The following table shows the amortized cost and fair value of Bancorp's investments.

(Dollars in thousands)                                 1996                     1995                        1994
 --------------------                        -----------------------------------------------------------------------------
                                             Amortized                   Amortized                Amortized
                                               Cost      Fair Value       Cost      Fair Value      Cost       Fair Value
Available for sale                           -----------------------------------------------------------------------------
------------------
U.S. Treasury securities  . . . . . . . .      $8,819       $8,827       $18,926     $18,972       $20,774      $20,351
U.S. Agency securities  . . . . . . . . .      38,261       38,338        36,082      36,581        21,835       21,407
Obligations of state and political
  subdivisions  . . . . . . . . . . . . .      34,983       36,617        43,983      46,335         7,875        7,403
Other Securities  . . . . . . . . . . . .      23,601       23,386        19,516      19,493        16,065       15,339
                                               ------       ------        ------      ------        ------       ------
   Total  . . . . . . . . . . . . . . . .    $105,664     $107,168      $118,507    $121,381       $66,549      $64,500
                                             ========     ========      ========    ========       =======      =======



(Dollars in thousands)                                 1996                     1995                        1994
 --------------------                        -----------------------------------------------------------------------------
                                             Amortized                   Amortized                Amortized
                                               Cost      Fair Value       Cost      Fair Value      Cost       Fair Value
                                             -----------------------------------------------------------------------------
Held to maturity
----------------
U.S. Treasury securities ................   $    --      $   --         $   408     $   442         $ 5,189       $ 4,848
U.S. Agency securities ..................        --          --              --          --           7,328         7,190
Obligations of state and political
  subdivisions ..........................     2,623       2,652           2,592       2,615          40,373        40,356
Other Securities ........................        --          --           4,783       4,742          12,819        12,446
                                            -------     -------         -------     -------         -------       -------
   Total ................................   $ 2,623     $ 2,652         $ 7,783     $ 7,799         $65,709       $64,840
                                            =======     =======         =======     =======         =======       =======


         At December 31, 1996, the net unrealized gains on the investment portfolio was $1,533,000 representing 1.42% of the total portfolio. Management has no current plans to sell any of these securities that would result in a material impact on the results of operation.

         The following table summarized the contractual maturities and weighted average yields of investment securities.






(Dollars in thousands)                                                     After 5               Due
 --------------------           One Year             One Thru              thru 10             after 10
December 31, 1996               Or Less     Yield     5 Years     Yield    Years      Yield     Years      Yield    Total     Yield
-----------------              -----------------------------------------------------------------------------------------------------

U.S. Treasury securities  .    $5,030       5.51%     $3,797      5.78%     $    -    $   -          -        -     $8,827    5.63%
U.S. Agency securities  . .     2,511       6.31%     32,588      6.67%      3,239     6.41%         -        -     38,338    6.62%
Obligations of state
  and political
  subdivisions (1)  . . . .     1,007       8.26%     11,010      9.03%     18,125     9.13%     9,098     8.93%     39,240   9.04%
Other Securities (2)  . . .     7,944       6.64%      5,377      6.35%        982     6.98%     9,083     6.82%     23,386   6.66%
                              -------                -------               -------             -------             --------
   Total (1)  . . . . . . .   $16,492       6.21%    $52,772      7.53%    $22,346     9.02%   $18,181     7.88%   $109,791   7.94%
                              =======                =======               =======             =======             ========

      (1)    Yields are stated on a federal tax-equivalent basis at 34 percent.
      (2) Does not reflect anticipated maturity from prepayments on mortgage-based and asset-based securities. Anticipated lives are shorter than contractual maturities.

LENDING AND CREDIT MANAGEMENT

    Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 74.23% of total assets as of December 31, 1996. Although the Banks strive to serve the credit needs of the service areas, the primary focus is on real estate related and commercial credits. The Banks make substantially all of their loans to customers located within the Banks' service areas. The Banks have no loans defined as highly leveraged transactions by the FRB.

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

                                                                     Year Ended December 31,

(Dollars in thousands)        1996               1995                1994                 1993                1992
---------------------         ----               ----                ----                 ----                ----
                         Amount   Percent   Amount   Percent    Amount   Percent    Amount    Percent   Amount    Percent
                         -------------------------------------------------------------------------------------------------

Commercial loans  . .   $97,515    18.44%   $66,214   16.75%   $66,212    20.71%    $62,220    21.89%   $53,945    21.65%
Real estate
  construction  . . .    69,917    13.22     52,894   13.38     35,514    11.11      17,394     6.12     17,110     6.87
Real estate-mortgage     92,060    17.41     75,293   19.05     98,480    30.80      87,527    30.80     67,804    27.21
Real estate-commercial  235,935    44.62    165,734   41.92     83,031    25.97      76,413    26.89     67,877    27.24
Installment and other
   consumer . . . .      40,366     7.64     40,753   10.31     41,531    13.00      45,034    15.85     46,117    18.51
                         ------              ------             ------               ------              ------

     Total loans  . .   535,793   101.33    400,888  101.41    324,768   101.59     288,588   101.55    252,853   101.48

Allowance for loan
     loss . . . . . .    (7,038)   (1.33)    (5,569)  (1.41)    (5,070)   (1.59)     (4,404)   (1.55)    (3,710)   (1.48)
                         ------              ------             ------               ------              ------

     Total loans, net  $528,755   100.00%  $395,319  100.00%  $319,698   100.00%   $284,184   100.00%  $249,143   100.00%
                       ========   =======  ========  ======   ========   =======   ========   =======  ========   =======

The maturity distribution of selected categories of Bancorp's loan portfolio at December 31, 1996, and the interest sensitivity are estimated in the following table.

                                                                   Commercial      Real Estate
                 (Dollars in thousands)                               Loans        Construction      Total
                  --------------------                              ----------------------------------------

                 Maturity distribution:
                   Due within one year . . . . . . . . . . . . .    $78,862          $64,960        $143,822
                   Due after one through five years  . . . . . .     17,449            4,957          22,406
                   Due after five years  . . . . . . . . . . . .      1,204                -           1,204
                                                                     ------           ------         -------
                   Total . . . . . . . . . . . . . . . . . . . .    $97,515          $69,917        $167,432
                                                                    =======          =======        ========

                 Interest sensitivity:
                  Fixed-interest rate loans  . . . . . . . . . .    $30,547           $6,972         $37,519
                  Floating or adjustable interest rate loans (1)     66,968           62,945         129,913
                                                                     ------           ------         -------
                      Total  . . . . . . . . . . . . . . . . . .    $97,515          $69,917        $167,432
                                                                    =======          =======        ========

  (1) Some loans contain provisions which place maximum or minimum limits on interest rate charges.

    The Banks manage the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to nonperforming assets.

                                                                         December 31,
                                                    --------------------------------------------------------------
(Dollars in thousands)                               1996        1995          1994         1993             1992
 --------------------                               --------    --------     --------     --------         --------
Loans on nonaccrual status  . . . . . . . . . . .   $1,884         $804          $476        $1,240         $1,984
Loans past due 90 days or more but not on
nonaccrual status . . . . . . . . . . . . . . . .       92           16            39           244            376

Other real estate owned . . . . . . . . . . . . .        -            1            31           607            335
                                                    ------         ----          ----        ------         ------
    Total nonperforming assets  . . . . . . . . .   $1,976         $821          $546        $2,091         $2,695
                                                    ======         ====          ====        ======         ======

Percentage of nonperforming assets to total assets     .28%         .14%          .11%          .44%           .64%


    Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest is doubtful or when the principal or interest payment becomes 90 days past due. For such loans previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received. Interest income foregone on nonaccrual loans was approximately $298,620 at December 31, 1996.

    At December 31, 1996, there was no concentration of loans exceeding 10 percent of the total loans to a multiple number of borrowers engaged in a similar business.

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


                                                                        Year ended December 31,
                                               ---------------------------------------------------------------------------
(Dollars in thousands)                            1996              1995             1994             1993          1992
 --------------------                         -----------         -----------     -----------      -----------   -----------
Loans outstanding at end of period  . . . .    $535,793             $400,888         $324,768       $288,588       $252,853

Average loans outstanding during the period    $466,623             $363,863         $307,339       $261,452       $210,176



Allowance for loan loss, beginning of period     $5,569               $5,070           $4,404         $3,710         $3,074
Recoveries:

    Commercial  . . . . . . . . . . . . . .         143                   58              244            200             95

    Real estate   . . . . . . . . . . . . .          11                    -                2              2              -

    Installment and consumer  . . . . . . .          40                   22               73             38             33
                                               --------             --------         --------       ----------    ---------
    Total recoveries  . . . . . . . . . . .        $194                  $80             $319             $240         $128
                                                 ======               ======           ======          =======      =======

Loans charged off:

    Commercial  . . . . . . . . . . . . . .         715                  298              278              401          698

    Real estate   . . . . . . . . . . . . .          50                   19               24               21            -
    Installment and consumer  . . . . . . .         135                  208              128              207          132
                                               --------             --------         --------       ----------    ---------

    Total loans charged off   . . . . . . .        $900                 $525             $430             $629         $830
                                                 ======               ======           ======          =======      =======



   Net loans charged off  . . . . . . . . .        (706)               (445)             (111)            (389)        (702)
Provision for loan loss . . . . . . . . . .       2,175                 944               777            1,083        1,338
                                               --------             --------         --------       ----------    ---------

Allowance for loan loss, end of period  . .      $7,038               $5,569           $5,070          $4,404        $3,710
                                                 ======               ======           ======          =======      =======



Ratio of net loans charged off to average
    loans outstanding . . . . . . . . . . .         .15%                 .12%             .04%             .15%         .33%

    In May 1993, the Financial Accounting Standards Board (FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and in October 1996 issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition Disclosures, an amendment to SFAS No. 114." Bancorp measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Bancorp excludes loans that are currently measured at fair value or at lower of cost or fair value, leases and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment.

    At December 31, 1996 and 1995, Bancorp's recorded investment in certain loans that were considered to be impaired was $1,696,000 and $318,000, respectively, all of which was classified as non-performing. Of these impaired loans, $452,000 and $318,000 had a related valuation allowance of $388,000 and $59,000, while $1,244,000 and $0 did not have a valuation allowance. The balance of the allowance for loan loss in excess of these specific reserves is available to absorb losses from all loans.

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

    Management does not normally allocate the allowance for loan loss to specific loan categories. An allocation to major categories as of December 31, 1996 is made below for presentation purposes only. This allocation process does not necessarily measure anticipated future credit losses; rather, it seeks to measure management's current assessment of perceived credit loss exposure and the impact of current and anticipated economic conditions.

                                                                         Year Ended December 31,
                             -------------------------------------------------------------------------------------------------
(Dollars in thousands)             1996              1995                1994                 1993               1992
---------------------              ----              ----                ----                 ----               ----
                             Amount   Percent   Amount   Percent    Amount   Percent    Amount    Percent   Amount    Percent
                             -------------------------------------------------------------------------------------------------
  Commercial  . . . .      $2,403     34.14%    $1,949    35.00%   $2,189    43.17%    $1,514    34.38%    $1,143     30.81%

  Real estate . . . .       3,647     51.82      2,761    49.58     2,191    43.21      2,352    53.40      2,390     64.42

  Installment and
              consumer        988     14.04        859    15.42       690    13.62        538    12.22        177      4.77
                           ------    ------     ------   ------    ------   ------     ------   ------     ------    ------
        Total loans .      $7,038    100.00%    $5,569   100.00%   $5,070   100.00%    $4,404   100.00%    $3,710    100.00%


Total Deposits and Borrowings. The following table summarizes the average amount of, and the average rate paid on, each of the deposit and borrowing categories for the periods shown.



                                                                                    Year Ended December 31
                                                                   --------------------------------------------------------------
                                                                       1996                  1995                  1994
                                                                   --------------------------------------------------------------

                 (Dollars in thousands)                            Amount  Rate Paid    Amount  Rate Paid      Amount  Rate Paid
                 ---------------------                             ------  ---------    ------  ---------      ------  ---------
                 Demand  . . . . . . . . . . . . . . . . . . .    $97,006    -          $82,695      -         $79,286    -
                 Savings and interest bearing demand . . . . .    302,211   3.28%       250,292   3.45%        249,885   2.77%
                 Certificates of deposit . . . . . . . . . . .    160,369   5.41%       143,500   5.46%        100,862   3.96%
                 Short-term borrowings . . . . . . . . . . . .      9,448   5.85%         5,932   6.39%          3,599   4.20%
                 Long-term borrowings  . . . . . . . .             12,872   5.35%        10,737   5.39%          9,262   4.89%
                                                                   ------                 -----
                     Total deposits and borrowings   . . . . .   $581,906              $493,156               $442,894
                                                                 ========              ========               ========

    As of December 31, 1996 time deposit liabilities are presented below at the earlier of the next repricing date or maturity.


                                                             Time Deposits
                                                        of $100,000 or More (1)             All Other Time Deposits (2)
                                                       ------------------------------      ------------------------------
(Dollars in thousands)                                     Amount            Percent            Amount       Percent
 --------------------                                      ------            -------             ------     --------
Reprice/mature in three months or less  . . . . . . .     $22,481             49.73%            $47,604       35.37%
Reprice/mature after three months through six months.      14,781             32.69              34,994       26.00
Reprice/mature after six months through one year  . .       4,690             10.37              30,909       22.97
Reprice/mature after one year through five years  . .       2,813              6.22              18,310       13.60
Reprice/mature after five years   . . . . . . . . . .         449               .99               2,772        2.06
                                                          --------         --------               -----      -------
    Total . . . . . . . . . . . . . . . . . . . . . .     $45,214            100.00%           $134,589      100.00%
                                                          =======          ---------           --------     -------

(1) Time deposits of $100,000 or more represent 7.48% of total deposits as of December 31, 1996.

(2) All other time deposits represent 22.25% of total deposits as of December 31, 1996.


     As of December 31, 1996 other borrowings had the following times remaining to maturity.

                                         Due in       Due after       Due after
                                          three      three months     one year
                                         months        through         through       Due after
 (Dollars in thousands)                  or less       one year      five years     five years       Total
 ---------------------                   --------    ------------    ----------     ----------     ---------

 Short-term borrowings ...........      $ 3,709        $  --          $  --          $  --          $ 3,709

 Long-term borrowings ............       13,786          2,357         10,203          2,237         28,583
                                        -------        -------        -------        -------        -------

    Total borrowings .............      $17,495        $ 2,357        $10,203        $ 2,237        $32,292
                                        =======        =======        =======        =======        =======

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:


                                                                                                               Page
                                                                                                               ----
    Report of Independent Public Accountants  . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . 29
    Consolidated Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . 30
    Consolidated Statements of Income . . . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . 31
    Consolidated Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . 32
    Consolidated Statements of Shareholders' Equity . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . 33
    Notes to Consolidated Financial Statements  . . . . . . . . . . . . . . . . . . . . .. . . . . . . . . . . . 34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of West Coast Bancorp:

    We have audited the accompanying consolidated balance sheets of West Coast Bancorp (an Oregon corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of West Coast Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 and 1994 financial statements of Vancouver Bancorp, a company acquired during 1996 in a transaction accounted for as a pooling of interest, as discussed in
Note 17. Such statements are included in West Coast Bancorp's consolidated balance sheet as of December 31, 1995, and consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1995 and 1994 and reflect 13% of consolidated assets as of December 31, 1995, and 14% and 11% of consolidated interest revenues in 1995 and 1994 respectively. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Vancouver Bancorp, is based solely upon the report of the other auditors.

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

    In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP

Portland, Oregon
January 22, 1997

                               WEST COAST BANCORP
                           CONSOLIDATED BALANCE SHEETS

                 Year ended December 31,                                            1996             1995
---------------------------------------------------------------------------------------------------------------
ASSETS:

Cash and cash equivalents:

   Cash and due from banks  . . . . . . . . . . . . . . . . . . . . . .        $ 30,817,183      $ 33,990,600

   Interest-bearing deposits in other banks . . . . . . . . . . . . . .          12,141,497         2,396,081

   Federal funds sold . . . . . . . . . . . . . . . . . . . . . . . . .              23,000         7,648,678
                                                                                -----------      ------------
      Total cash and cash equivalents . . . . . . . . . . . . . . . . .          42,981,680        44,035,359

Investment securities:

   Investments available for sale   . . . . . . . . . . . . . . . . . .         107,168,494       121,381,038

   Investments held to maturity   . . . . . . . . . . . . . . . . . . .           2,623,154         7,783,038
                                                                               ------------      ------------
      Total investment securities   . . . . . . . . . . . . . . . . . .         109,791,648       129,164,076

Loans held for sale . . . . . . . . . . . . . . . . . . . . . . . . . .           2,563,703           836,399

Loans   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         535,792,573       400,888,450

Allowance for loan loss   . . . . . . . . . . . . . . . . . . . . . . .          (7,037,636)     $ (5,569,420)
                                                                               ------------      ------------
      Loans, net  . . . . . . . . . . . . . . . . . . . . . . . . . . .         528,754,937       395,319,030

Premises and equipment, net . . . . . . . . . . . . . . . . . . . . . .          17,716,365        16,530,637

Intangible assets . . . . . . . . . . . . . . . . . . . . . . . . . . .             197,189           283,290

Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          10,337,512         9,405,881
                                                                               ------------      ------------
      Total assets  . . . . . . . . . . . . . . . . . . . . . . . . . .        $712,343,034      $595,574,672
                                                                               ============      ============


                               LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

Deposits:
   Demand   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $105,836,128      $ 94,362,226

   Savings and interest-bearing demand  . . . . . . . . . . . . . . . .         319,263,258       270,132,276

   Certificates of deposits   . . . . . . . . . . . . . . . . . . . . .         179,802,711       148,279,223
                                                                               ------------      ------------

      Total deposits  . . . . . . . . . . . . . . . . . . . . . . . . .         604,902,097       512,773,725

Short-term borrowings . . . . . . . . . . . . . . . . . . . . . . . . .           3,709,324         8,527,000

Other liabilities . . . . . . . . . . . . . . . . . . . . . . . . . . .           8,003,722         5,105,917

Long-term borrowings  . . . . . . . . . . . . . . . . . . . . . . . . .          28,582,770        10,187,763
                                                                               ------------      ------------
      Total liabilities   . . . . . . . . . . . . . . . . . . . . . . .         645,197,913       536,594,405

Commitments and contingent liabilities





STOCKHOLDERS' EQUITY:

Preferred stock, no par value; none issued;
   10,000,000 shares authorized

Common stock; no par value 15,000,000 shares authorized; shares issued
   and outstanding, 6,702,572, and 5,308,813 respectively   . . . . . .           8,378,215         6,636,016

Additional paid-in capital  . . . . . . . . . . . . . . . . . . . . . .          35,476,302        36,532,496

Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . .          22,363,318        14,036,510

Net unrealized gains on investments available for sale  . . . . . . . .             927,286         1,775,245
                                                                               ------------      ------------
      Total stockholders' equity  . . . . . . . . . . . . . . . . . . .          67,145,121        58,980,267
                                                                               ------------      ------------
      Total liabilities and stockholders' equity  . . . . . . . . . . .        $712,343,034      $595,574,672
                                                                               ============      ============





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                               WEST COAST BANCORP
                       CONSOLIDATED STATEMENTS OF INCOME

                 Year ended December 31,                         1996               1995             1994
---------------------------------------------------------------------------------------------------------------

INTEREST INCOME
Interest and fees on loans  . . . . . . . . . . . . . . .    $48,516,001        $38,838,663      $30,848,846
Interest on taxable investment securities . . . . . . . .      4,861,108          4,849,059        4,662,516

Interest on nontaxable investment securities  . . . . . .      2,545,479          2,812,499        2,721,225

Interest from other banks . . . . . . . . . . . . . . . .        305,248            152,418          165,889

Interest on federal funds sold  . . . . . . . . . . . . .        396,020            640,687          519,673
                                                                 -------            -------          -------
     Total interest income  . . . . . . . . . . . . . . .     56,623,856         47,293,326       38,918,149



INTEREST EXPENSE

Savings and interest-bearing demand . . . . . . . . . . .      9,912,025          8,634,137        6,910,351
Certificates of deposit . . . . . . . . . . . . . . . . .      8,680,066          7,836,904        3,991,381

Short-term borrowings . . . . . . . . . . . . . . . . . .        552,338            378,824          151,334

Long-term borrowings  . . . . . . . . . . . . . . . . . .        689,160            579,433          452,868
                                                                 -------            -------          -------

     Total interest expense . . . . . . . . . . . . . . .     19,833,589         17,429,298       11,505,934
                                                              ----------         ----------       ----------
NET INTEREST INCOME                                           36,790,267         29,864,028       27,412,215



PROVISION FOR LOAN LOSS . . . . . . . . . . . . . . . . .      2,174,987            943,460          777,500
                                                               ---------            -------          -------


NET INTEREST INCOME AFTER PROVISION FOR

LOAN LOSS . . . . . . . . . . . . . . . . . . . . . . . .     34,615,280         28,920,568       26,634,715


NONINTEREST INCOME

Other service charges, commissions, and fees  . . . . . .      2,747,856          2,292,827        1,887,838

Service charges on deposit accounts . . . . . . . . . . .      2,632,192          2,538,190        2,420,981

Trust revenues  . . . . . . . . . . . . . . . . . . . . .      1,360,430          1,268,587        1,205,973
Gains on sales of loans . . . . . . . . . . . . . . . . .      1,178,052            852,954        1,010,267

Loan servicing fees . . . . . . . . . . . . . . . . . . .        499,744            491,855          449,795

Other . . . . . . . . . . . . . . . . . . . . . . . . . .        443,281            640,508          282,132

Net gains (losses) on sales of securities . . . . . . . .         17,030              9,838         (170,464)
                                                                  ------              -----         --------
     Total noninterest income . . . . . . . . . . . . . .      8,878,585          8,094,759        7,086,522



NONINTEREST EXPENSE

Salaries and employee benefits  . . . . . . . . . . . . .     15,969,770         14,131,152       12,910,024
Equipment . . . . . . . . . . . . . . . . . . . . . . . .      2,454,551          2,141,985        1,878,655

Occupancy . . . . . . . . . . . . . . . . . . . . . . . .      2,324,133          1,972,562        1,646,859

Professional fees . . . . . . . . . . . . . . . . . . . .      1,822,824          1,479,574        2,091,465

ATM and bankcard  . . . . . . . . . . . . . . . . . . . .      1,022,998            799,984          658,405
Marketing . . . . . . . . . . . . . . . . . . . . . . . .        783,067            741,977          714,282

Printing and office supplies  . . . . . . . . . . . . . .        750,813            728,955          573,039

FDIC Insurance  . . . . . . . . . . . . . . . . . . . .           10,432            517,847          923,587

Communications  . . . . . . . . . . . . .                        643,107            576,344          414,686
Other noninterest expense . . . . . . . . . . . . . . . .      3,069,645          2,430,076        2,843,353
                                                               ---------          ---------        ---------

     Total noninterest expense  . . . . . . . . . . . . .     28,851,340         25,520,456       24,654,355
                                                              ----------         ----------       ----------

INCOME BEFORE INCOME TAXES  . . . . . . .                     14,642,525         11,494,871        9,066,882
PROVISION FOR INCOME TAXES  . . . . . . .                      4,840,510          3,245,720        2,751,249
                                                               ---------          ---------        ---------

NET INCOME  . . . . . . . . . . . . . . . . . . . . . . .     $9,802,015         $8,249,151       $6,315,633
                                                              ==========         ==========       ==========
EARNINGS PER COMMON SHARE                                          $1.47              $1.24            $1.00
                                                                   =====              =====            =====

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                               WEST COAST BANCORP
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                                    1996          1995          1994
---------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income  . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $9,802,015     $8,249,151     $6,315,633
Adjustments to reconcile net income to net cash

  provided by operating activities:

  Depreciation and amortization of premises and equipment   . . . . .     1,610,706      1,327,041      1,187,759

  Amortization of intangibles   . . . . . . . . . . . . . . . . . . .        86,101         86,100         86,100
  Net (gains) losses on sales of investments  . . . . . . . . . . . .       (17,030)        (9,838)       170,464

  Provision for loan losses   . . . . . . . . . . . . . . . . . . . .     2,174,987        943,460        777,500

  Increase in interest receivables  . . . . . . . . . . . . . . . . .       (65,563)      (809,609)      (269,246)

  (Increase) decrease in other assets   . . . . . . . . . . . . . . .      (866,068)       281,175     (1,883,595)
  Net cash (used) provided by loans held for sale   . . . . . . . . .    (1,727,304)      (836,399)       858,467

  Increase (decrease) in interest payable   . . . . . . . . . . . . .       286,868        316,190       (102,513)

  Increase (decrease) in other liabilities  . . . . . . . . . . . . .     2,610,937        (40,457)       (76,482)
                                                                          ---------        --------       -------

  Net cash provided by operating activities   . . . . . . . . . . . .    13,895,649      9,506,814      7,064,087


CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of investment securities:

  Available for sale  . . . . . . . . . . . . . . . . . . . . . . . .    33,100,496     28,263,268     28,628,771
  Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . .     5,409,848     10,409,127     13,604,402

Proceeds from sales of investment securities:

  Available for sale  . . . . . . . . . . . . . . . . . . . . . . . .    16,210,543      3,931,191     10,329,000
  Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . .             -              -      1,881,000

Purchase of investment securities:

  Available for sale  . . . . . . . . . . . . . . . . . . . . . . . .   (35,929,424)   (34,137,513)   (32,159,002)

  Held to maturity  . . . . . . . . . . . . . . . . . . . . . . . . .      (249,964)    (4,368,282)   (18,923,902)
Loans made to customers greater than principal

  collected on loans  . . . . . . . . . . . . . . . . . . . . . . . .  (135,610,894)   (76,564,136)   (36,291,931)

Capital expenditures, net . . . . . . . . . . . . . . . . . . . . . .    (2,796,434)    (3,328,681)    (5,059,907)
                                                                         ----------     ----------     ----------

  Net cash used in net investing activities   . . . . . . . . . . . .  (119,865,829)   (75,795,026)   (37,991,569)


CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand, savings and

  interest-bearing transaction    . . . . . . . . . . . . . . . . . .    60,604,884     33,348,210     27,451,490
Net increase (decrease) in proceeds from sales of certificates of

  deposits greater than payments for maturing time deposits   . . . .    31,523,488     42,250,673     (3,663,831)

Proceeds from long-term borrowings  . . . . . . . . . . . . . . . . .    22,000,000      2,000,000      2,500,000

Payments on long-term borrowings  . . . . . . . . . . . . . . . . . .    (3,604,993)    (1,857,936)    (1,549,539)
Net (decrease) increase in short-term borrowings  . . . . . . . . .      (4,817,676)    (6,288,000)     2,495,000

Sales of common stock, net  . . . . . . . . . . . . . . . . . . . . .       686,906        212,914      5,077,227

Dividends paid and cash paid for fractional shares  . . . . . . . . .    (1,476,108)    (1,408,405)    (1,150,514)
                                                                         ----------     ----------     ----------

  Net cash provided by financing
  activities  . . . . . . . . .                                         104,916,501     68,257,456     31,159,833


NET (DECREASE) INCREASE IN CASH AND

  CASH EQUIVALENTS  . . . . . . . . . . .                                (1,053,679)     1,969,244        232,351
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR  . . . . . . . . . . .    44,035,359     42,066,115     41,833,764
                                                                         ----------     ----------     ----------

CASH AND CASH EQUIVALENTS AT END OF YEAR                                $42,981,680    $44,035,359    $42,066,115
                                                                        ===========    ===========    ===========




THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                                      Unrealized
                                                                                                    Gains (Losses)
                                               Common Stock           Additional                    on Investments
                                           -----------------------      Paid-In       Retained         Available
                                            Shares        Amount        Capital       Earnings         for Sale         Total
                                           ---------    ----------    -----------    -----------    ---------------   -----------
BALANCE, December 31, 1993.............    3,499,660    $4,374,575    $19,140,902    $16,393,539        $432,469      $40,341,485
Net income.............................            -             -              -      6,315,633               -        6,315,633
Net unrealized losses on investments
    available for sale.................            -             -              -              -      (1,700,003)      (1,700,003)
Cash dividends, $.19 per common share..            -             -              -     (1,149,105)              -       (1,149,105)
Purchase of stock at cost..............      (25,290)      (31,613)      (364,500)             -               -         (396,113)
Purchase  of common stock pursuant
    to employee stock ownership plan...        3,471         4,338         29,533              -               -           33,871
Sale of stock..........................       22,922        28,653        334,452              -               -          363,105
Sale of common stock pursuant to
    stock option plans.................        2,078         2,598         17,323              -               -           19,921
10 percent stock dividend..............      296,860       371,075      4,996,419     (5,367,494)              -                -
Stock split in the form of a 100%            638,894       798,618       (798,618)             -               -                -
   dividend............................
Cash paid for fractional shares........            -             -              -         (1,409)              -           (1,409)
Transfer...............................            -             -      1,360,925     (1,360,925)              -                -
Common stock issuance in public
   offering............................      414,000       517,500      4,538,943              -               -        5,056,443
                                           ---------    -----------   -----------    -----------     -----------      -----------
BALANCE, December 31, 1994.............    4,852,595     6,065,744     29,255,379     14,830,239      (1,267,534)      48,883,828
Net Income ............................            -             -              -      8,249,151               -        8,249,151
Net unrealized gains on investments
    available for sale.................            -             -              -              -       3,042,779        3,042,779
Cash dividends, $.23 per common share..            -             -              -     (1,395,569)              -       (1,395,569)
Purchase of  common stock pursuant
    to employee stock ownership plan...        4,608         5,760         46,453              -               -           52,213
Sale of stock..........................        5,699         7,124         82,286              -               -           89,410
Sale of common stock pursuant to
    stock option plans.................        9,919        12,398         58,893              -               -           71,291
10 percent stock dividend .............      436,276       545,345      7,089,485     (7,634,830)              -                -
Cash paid for fractional shares........         (284)        (355)              -        (12,481)              -          (12,836)
                                           ---------    -----------   -----------    -----------     -----------      -----------
BALANCE, December 31, 1995.............    5,308,813     6,636,016     36,532,496     14,036,510       1,775,245       58,980,267
Net income.............................            -             -              -      9,802,015               -        9,802,015
Net unrealized losses on investments
    available for sale.................            -             -              -              -        (847,959)        (847,959)
Cash dividends, $.22  per common share             -             -              -     (1,461,310)              -       (1,461,310)
Purchase of common stock pursuant to
     employee stock ownership plan.....        4,518         5,648         77,396              -               -           83,044
Sale of common stock pursuant to
    stock option plans.................       56,377        70,471        533,391              -               -          603,862
Stock Split in the form of a
    25% dividend.......................    1,333,585     1,666,981     (1,666,981)             -               -                -
Cash paid for fractional shares........         (721)         (901)             -        (13,897)              -          (14,798)
                                           ---------    ----------    -----------    -----------    ------------      -----------
BALANCE, December 31, 1996.............    6,702,572    $8,378,215    $35,476,302    $22,363,318    $    927,286      $67,145,121
                                           =========    ==========    ===========    ===========    ============      ===========


    THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of West Coast Bancorp (Bancorp) and its wholly-owned subsidiaries, The Commercial Bank, The Bank of Newport, Bank of Vancouver and Valley Commercial Bank, (the Banks) and West Coast Trust after elimination of intercompany transactions and balances.

    NATURE OF OPERATIONS. Bancorp operates 31 branch office locations in Oregon and Southwest Washington. The Banks activities include the usual
lending and deposit functions of commercial banks.   West Coast Trust provides
agency, trust and related services.

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

    ACCOUNTING CHANGES.  In May 1993, the Financial Accounting Standards Board
(FASB) issued SFAS No. 114, "Accounting by Creditors for Impairment of a Loan" and in October 1996 issued SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition Disclosures, an amendment to SFAS No. 114." They require that impaired loans be measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. These statements exclude loans that are currently measured at fair value or at lower of cost or fair value, leases and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment. These statements apply to financial statements for fiscal years beginning after December 31, 1994. The implementation of the statements did not have a material effect on Bancorp's reported financial position or net income in 1995.

    In May 1995, FASB issued SFAS No. 122, "Accounting to Mortgage Servicing Rights", which requires recognition as separate assets rights to service mortgage loans for others, however those rights are acquired. It further requires the assessment of its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment should be recognized through a valuation allowance. This statement applies to financial statements for fiscal years beginning after December 15, 1995. The implementation of this statement did not have a material effect on Bancorp's reported financial position or net income in 1996.

    In October 1995, FASB issued SFAS No 123, "Accounting for Stock-Based Compensation", which requires disclosures about stock-based compensation arrangements regardless of the method used to account for them. Bancorp has opted to continue to apply the accounting provisions of Opinion No. 25, and therefore will disclose the difference between compensation cost included in net income and the related cost measured by the fair value based method defined by SFAS No. 123, including tax effects, that would have been recognized in the income statement if the fair value method had been used.

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

    OTHER BORROWINGS. Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short-term borrowed funds mature within one year from the transaction date, other long-term borrowed funds extend beyond one year.

    INCOME TAXES. Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates which will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in Bancorp income tax returns. The deferred tax provision for the year is equal to the net change in the deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

    TRUST DEPARTMENT ASSETS. Assets (other than cash deposits) held by West Coast Trust in fiduciary or agency capacities for its trust customers are not included in the accompanying consolidated balance sheets, since such items are not assets of West Coast Trust.

    EARNINGS PER SHARE. Earnings per share computations are based on the weighted average common shares outstanding during the year. The shares used in calculating earnings per share were 6,660,492, 6,627,698, 6,313,367 for December 31, 1996, 1995, and 1994, respectively. The shares used in calculating earnings per share have been restated to reflect all stock dividends paid as well as all stock splits in the form of stock dividends distributed.

    SUPPLEMENTAL CASH FLOW INFORMATION. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Bancorp paid $19,547,000, $17,118,000, and $11,608,000, for interest in 1996, 1995, and 1994, respectively. Income taxes paid were $4,572,000, $2,936,000, and $2,478,000 in 1996, 1995, and 1994, respectively.

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

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.  INVESTMENT SECURITIES

(Dollars in thousands)                                                AVAILABLE FOR SALE
 --------------------                                -------------------------------------------------------
                                                     Amortized     Unrealized     Unrealized
1996                                                   Cost        Gross Gains   Gross Losses     Fair Value
----                                                 ---------     -----------   ------------     ----------
U.S. Treasury securities  . . . . . . . . . .          $8,819           $23            $15          $8,827
U.S. Government agency securities . . . . . .          38,261           182            105          38,338
Corporate securities  . . . . . . . . . . . .           3,346            14              2           3,358
Mortgage-backed securities  . . . . . . . . .          15,213            58            293          14,978
Obligations of state and political subdivisions        34,983         1,702             68          36,617
Equity and other securities . . . . . . . . .           5,042             8              -           5,050
                                                     --------        ------           ----        --------
Total   . . . . . . . . . . . . . . . . . . .        $105,664        $1,987           $483        $107,168
                                                     ========        ======           ====        ========



                                                                          HELD TO MATURITY
                                                       ------------------------------------------------------
                                                        Amortized     Unrealized    Unrealized
1996                                                      Cost       Gross Gains   Gross Losses    Fair Value
----                                                   -----------   -----------   ------------    ----------
Obligations of state and political subdivisions            $2,623         $41             $12        $2,652
                                                           ------         ---             ---        ------
   Total  . . . . . . . . . . . . . . . . . .              $2,623         $41             $12        $2,652
                                                           ======         ===             ===        ======


                                                                       AVAILABLE FOR SALE
                                                 -------------------------------------------------------------
                                                 Amortized         Unrealized      Unrealized
1995                                                Cost           Gross Gains    Gross Losses     Fair Value
----                                             ---------         -----------    ------------     ----------
U.S. Treasury securities ......................  $ 18,926           $     94        $     48        $ 18,972
U.S. Government agency securities .............    36,082                515              16          36,581
Corporate securities ..........................     4,748                 57               2           4,803
Mortgage-backed securities ....................    11,444                132             217          11,359
Obligations of state and political subdivisions    43,983              2,418              66          46,335
Equity and other securities ...................     3,324                  9               2           3,331
                                                 --------           --------        --------        --------
   Total ......................................  $118,507           $  3,225        $    351        $121,381
                                                 ========           ========        ========        ========



                                                                   HELD TO MATURITY
                                                ----------------------------------------------------
                                                Amortized    Unrealized    Unrealized
1995                                               Cost      Gross Gains   Gross Losses   Fair Value
----                                            ---------    -----------   ------------   ----------
U.S. Treasury securities ......................  $  408        $   34        $    -         $  442
Mortgage-backed securities ....................   4,783            20            61          4,742
Obligations of state and political subdivisions   2,592            44            21          2,615
                                                 ------        ------        ------         ------
   Total ......................................  $7,783        $   98        $   82         $7,799
                                                 ======        ======        ======         ======

     Gross gains of $87,748, $13,579, and $5,000 and gross losses of $70,718, $3,741, and $175,464 were realized on sales of investment securities in 1996, 1995, and 1994 respectively. In November 1995, Bancorp adopted the FASB Special Report concerning the implementation of SFAS No. 115. Accordingly, it elected to transfer most of its investment securities classified as held to maturity to the available for sale category. Securities with a fair value of approximately $22,587,660 at December 31, 1996, were pledged to secure public deposits. Outstanding mortgage-backed securities classified as high-risk at December 31, 1996 were $1,714,065 with a yield of 6.60% and a fair market value of $1,602,808.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.  MATURITIES OF INVESTMENTS

(Dollars in thousands)                           AVAILABLE FOR SALE              HELD TO MATURITY
----------------------                        -------------------------      ------------------------
                                              Amortized      Fair Value      Amortized     Fair Value
1996                                             Cost                          Cost
----                                          ---------      ----------      ---------     ----------
U.S. Treasury securities
   One year or less .....................      $  5,025      $  5,030            --            --
   One year through five years ..........         3,794         3,797            --            --
   After five through ten years .........            --            --            --            --
   Due after ten years ..................            --            --            --            --
                                               --------      --------      --------      --------
      Total .............................         8,819         8,827            --            --

U.S. Government agency securities
   One year or less .....................         2,502         2,511            --            --
   One year through five years ..........        32,525        32,588            --            --
   After five through ten years .........         3,234         3,239            --            --
   Due after ten years ..................            --            --            --            --
                                               --------      --------      --------      --------
      Total .............................        38,261        38,338            --            --

Corporate Securities
   One year or less .....................         1,505         1,508            --            --
   One year through five years ..........         1,841         1,850            --            --
   After five through ten years .........            --            --            --            --
   Due after ten years ..................            --            --            --            --
                                               --------      --------      --------       --------
      Total .............................         3,346         3,358            --            --

Obligations of state and political
 subdivisions
   One year or less .....................         1,005         1,007            --            --
   One year through five years ..........         9,630         9,979         1,031         1,037
   After five through ten years .........        15,877        16,794         1,331         1,338
   Due after ten years ..................         8,471         8,837           261           277
                                               --------      --------      --------      --------
      Total .............................        34,983        36,617         2,623         2,652
      Sub-total .........................        85,409        87,140         2,623         2,652
Mortgage-backed securities ..............        15,213        14,978            --            --
Equity investments ......................         5,042         5,050            --            --
                                               --------      --------      --------      --------
      Total securities ..................      $105,664      $107,168      $  2,623      $  2,652
                                               ========      ========      ========      ========

                               WEST COAST BANCORP


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS





4.  LOANS AND ALLOWANCE FOR LOAN LOSS


    The loan portfolio consists of the following:

                                                                                       December 31,
                                                                             --------------------------------
                                                                                 1996               1995
                                                                             ------------       ------------
Commercial loans  . . . . . . . . . . . . . . . . . . . . . . . . .          $ 97,515,273       $ 66,213,975
Real estate - construction  . . . . . . . . . . . . . . . . . . . .            69,916,894         52,894,075

Real estate - mortgage  . . . . . . . . . . . . . . . . . . . . . .            92,060,069         75,293,375

Real estate - commercial  . . . . . . . . . . . . . . . . . . . . .           235,934,845        165,734,000

Installment and other consumer  . . . . . . . . . . . . . . . . . .            40,365,492         40,753,025
                                                                             ------------       ------------
     Total loans  . . . . . . . . . . . . . . . . . . . . . . . . .           535,792,573        400,888,450

Allowance for loan loss . . . . . . . . . . . . . . . . . . . . . .            (7,037,636)        (5,569,420)
                                                                             ------------       ------------

     Total loans, net . . . . . . . . . . . . . . . . . . . . . . .          $528,754,937       $395,319,030
                                                                             ============       ============


The following is an analysis of the changes in the allowance for loan loss:

                                                                              December 31,
                                                           --------------------------------------------------
                                                              1996                1995               1994
                                                           ------------       ------------       ------------
Balance, beginning of period  . . . . . . . . .            $5,569,420          $5,070,364         $4,403,704

Provision for loan loss . . . . . . . . . . . .             2,174,987             943,460            777,500

Losses charged to the allowance . . . . . . . .              (900,674)           (524,650)          (430,367)
Recoveries credited to the allowance  . . . . .               193,903              80,246            319,527
                                                              -------              ------            -------

Balance, end of period  . . . . . . . . . . . .            $7,037,636          $5,569,420         $5,070,364
                                                           ==========          ==========         ==========

   Loans on which the accrual of interest has been discontinued amounted to approximately $1,884,000, $804,000, and $476,000 at December 31, 1996, 1995,
and 1994, respectively. Interest income foregone on non-accrual loans was approximately $298,620, $86,664, and $72,687, in 1996, 1995, and 1994,
respectively.

   At December 31, 1996 and 1995, Bancorp's recorded investment in certain loans that were considered to be impaired was $1,696,000 and $318,000, respectively, all of which was classified as non-performing. Of these impaired loans, $452,000 and $318,000 had a related valuation allowance of $388,000 and $59,000, while $1,244,000 and $0 did not have a valuation allowance. The balance of the allowance for loan loss in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in certain impaired loans for the years ended December 31, 1996 and 1995 was approximately, $965,000 and $134,000, respectively. For the years ended December 31, 1996 and 1995, interest income recognized on impaired loans totaled $28,000 and $20,000, respectively, all of which was recognized on a cash basis.

   As of December 31, 1996, the Banks had loans to persons serving as directors, officers, and employees, including their spouses, associates, and related organizations totaling $7,429,422. These loans were made substantially on the same terms, including interest rates, maturities, and collateral, as those made to other customers of the Banks.

   The Banks grant commercial and residential loans to customers throughout Oregon and Southwest Washington. Although the Banks have a diversified loan portfolio, a substantial portion of the portfolio belongs to debtors whose ability to honor their contracts is dependent upon the economy of Oregon and Southwest Washington.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.  PREMISES AND EQUIPMENT

    Premises and equipment consists of the following:

                                                                                       December 31,
                                                                             --------------------------------
                                                                                  1996               1995
                                                                             -------------      ------------
Land  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $ 2,721,581       $ 2,142,476

Buildings and improvements  . . . . . . . . . . . . . . . . . . . . . .         14,425,839        13,706,310

Furniture and equipment . . . . . . . . . . . . . . . . . . . . . . . .          9,744,663         9,040,540

Construction in progress  . . . . . . . . . . . . . . . . . . . . . . .            366,578            95,512
                                                                               -----------       -----------
                                                                                27,258,661        24,984,838

Accumulated depreciation                                                        (9,542,296)       (8,454,201)
                                                                               -----------       -----------

    Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        $17,716,365       $16,530,637
                                                                               ===========       ===========



    Depreciation included in net occupancy and equipment expense amounted to $1,610,706, and $1,327,041 and $1,187,759 for the years ended December 31,
1996, 1995, and 1994 respectively.


6.  BORROWINGS

    Short-term borrowings consist of $135,400 on a Cash Management Account
(CMA) line of credit for overnight funding with the Federal Home Loan Bank
(FHLB), and term notes outstanding with the FHLB of $3 million with terms ranging for 3 to 6 months at rates of interest from 5.44% to 5.60%. Bancorp also had $573,924 in repurchase agreements outstanding, with an average rate of 4.93%.

    Long-term borrowing, as of December 31, 1996, consists of amortizing notes and putable advances with the FHLB totaling $28,582,770. Bancorp has five amortizing notes totaling $15,582,770, which have original terms of seven years and mature between April of 2000, and December 2003. Rates on the amortizing notes range from 4.98% to 6.55%, with an outstanding weighted average rate of
5.77%.   Bancorp also has $13 million in putable advances from the FHLB.  The putable advances have terms of five years with quarterly put options starting March 3, 1997 with a final maturity in December 2001. Principal payments due on Bancorp's borrowings from 1997 to 1999 are $3.1 million each year, payments due in 2000 equal $2.2 million, payments due in 2001 equal $14.6 million with a balance of $2.4 million due thereafter.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  INCOME TAXES

    The provision for income taxes attributable to income for the last three years consisted of the following:

                                                                Year ended December 31,
                                                  --------------------------------------------------
                                                     1996                1995               1994
(Dollars in thousands)                            ------------       ------------       ------------
 --------------------
Current

  Federal . . . . . . . . . . . . . . . . .         $4,338                $2,934               $2,235
  State . . . . . . . . . . . . . . . . . .            871                   336                  550
                                                       ---                   ---                  ---

                                                     5,209                 3,270                2,785

Deferred

  Federal . . . . . . . . . . . . . . . . .           (305)                  (23)                 (29)
  State . . . . . . . . . . . . . . . . . .            (63)                   (1)                  (4)
                                                       ----                   ---                  ---

                                                      (368)                  (24)                 (33)

Total

  Federal . . . . . . . . . . . . . . . . .          4,033                 2,911                2,206
  State . . . . . . . . . . . . . . . . . .            808                   335                  546
                                                       ---                   ---                  ---

    Total . . . . . . . . . . . . . . . . .         $4,841                $3,246               $2,752
                                                    ======                ======               ======





    The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities for the last three years are presented below:

                                                               Year ended December 31,
                                                  --------------------------------------------------
                                                     1996                1995               1994
(Dollars in thousands)                            ------------       ------------       ------------
 --------------------
Deferred tax assets:

  Allowance for loan loss . . . . . . . . .        $1,980                $1,325            $1,178

  Deferred income . . . . . . . . . . . . .           173                   209               344


  Net unrealized losses on investments
    available for sale  . . . . . . . . . .             -                     -               597

  Net operating loss  . . . . . . . . . . .            13                    63               143

  Reorganization costs  . . . . . . . . . .            84                   111                 -

  Deferred employee benefits  . . . . . . .           318                   296               260
  Other . . . . . . . . . . . . . . . . . .             6                    19                58
                                                   ------                ------              -----

    Total deferred tax assets . . . . . . .         2,574                 2,023             2,580



Deferred tax liabilities:
  Accumulated depreciation  . . . . . . . .           432                   387               402

  Federal Home Loan Bank stock dividends  .           336                   199               162

  Net unrealized gains on investments
    available for sale  . . . . . . . . . .           577                 1,099                 -

  Other                                                92                    91                97
                                                       --                    --                --

    Total deferred liabilities  . . . . . .         1,437                 1,776                661
                                                   ------                ------              -----

  Net deferred tax assets . . . . . . . . .        $1,137                $  247             $1,919
                                                   ======                ======             ======

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.  INCOME TAXES (continued)

    The financial tax rate of the provision for income taxes varies from the federal income tax statutory rate. The reasons for the variance are as follows:

                                                                                 Year ended December 31,
                                                                --------------------------------------------------
                                                                   1996                1995               1994
(Dollars in thousands)                                          ------------       ------------       ------------
 --------------------
Expected federal income tax provision at 34 percent .......        $ 4,979             $ 3,908          $ 3,083
State income tax, net of federal income tax effect ........            541                 223              388

Interest on obligations of state and political subdivisions

  exempt from federal tax .................................           (769)               (844)            (875)

Other, net ................................................             90                 (41)             155
                                                                   -------             -------          -------
  Total ...................................................        $ 4,841             $ 3,246          $ 2,751
                                                                   =======             =======          =======



8.  CERTIFICATES OF DEPOSITS

    Included in certificates of deposit are certificates in denominations of $100,000 or greater, totaling $45,214,087 and $35,710,521 at December 31, 1996, and 1995, respectively. Interest expense relating to certificates of deposits in denominations of $100,000 or greater was $2,094,955, $1,946,980, and $869,451 for the years ended December 31, 1996, 1995, and 1994, respectively.


9.  STOCKHOLDERS' EQUITY AND STOCK OPTION PLANS

    Authorized capital of West Coast Bancorp includes 10,000,000 shares of Preferred Stock no par value, none of which was issued at December 31, 1996.

    On September 26, 1996, the Board of Directors declared a stock split in the form of a 25 percent dividend payable to shareholders of record October 7,
1996.   All share and per share amounts have been restated to retroactively reflect the stock dividend as well as all previous stock dividends and splits.

    The Federal Reserve Board (FRB) and Federal Deposit Insurance Corporation
(FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and its significant bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items. The FRB and FDIC risk based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk weighted assets of at least 4%, and a ratio of total capital to total risk weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total average assets less intangibles is required to be at least 3%. Well capitalized guidelines require banks and bank holding companies to maintain tier one capital of at least 6%, total risk based capital of at least 10% and
a leverage ratio of at least 5%.   Bancorp and its significant bank
subsidiaries' capital components, classification, risk weightings and other factors are also subject to qualitative judgements by regulators. Failure to meet minimum capital requirements can initiate certain action by regulators that, if undertaken, could have a material effect on Bancorp's financial statements. As of December 31, 1996, Bancorp and all of its subsidiary banks are considered "Well Capitalized" under current risk based capital regulatory guidelines. Management believes that no events or changes in conditions have occurred which would significantly change Bancorp and its bank subsidiaries' capital position.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  STOCKHOLDERS' EQUITY AND STOCK OPTION PLANS (continued)

     The following table presents selected risk adjusted capital information as of December 31, 1996 and 1995:

                                    West Coast             The                 The Bank             Bank
 (Dollars in thousands)             Bancorp            Commercial Bank        of Newport         of Vancouver
  --------------------          ---------------------------------------------------------------------------------
 1996
 ----

 Tier 1 capital                $ 66,072   11.63%     $ 31,155    11.70%   $ 17,690     9.23%   $  8,364    9.46%

 Well capitalized                34,075    6.00%       15,981     6.00%     11,495     6.00%      5,308    6.00%
                               --------  -------     --------   -------   --------   -------   --------  -------

     Excess                    $ 31,997    5.63%     $ 15,174     5.70%   $  6,195     3.23%   $  3,056    3.46%
                               ========  =======     ========   =======   ========   =======   ========  =======


 Total capital                  $73,110   12.87%     $ 34,376    12.91%   $ 19,965    10.42%   $  9,472   10.71%

 Well capitalized                56,792   10.00%       26,634    10.00%     19,158    10.00%      8,846   10.00%
                               --------  -------     --------    ------   --------    ------   --------  -------

     Excess                    $ 16,318    2.87%     $  7,742     2.91%   $    807     0.42%   $    626    0.71%
                               ========  =======     ========   =======   ========   =======   ========  =======


 Risk adjusted assets          $567,920              $266,344             $191,581             $ 88,464
                               ========              ========             ========             ========



 Leverage ratio                            9.52%                  9.20%                7.88%               8.23%

 Well capitalized                          5.00%                  5.00%                5.00%               5.00%
                                         -------                -------              -------             -------
     Excess                                4.52%                  4.20%                2.88%               3.23%
                                         =======                =======              =======             =======



 Adjusted total assets         $693,847             $338,707              $224,377             $101,620
                               ========             =========             ========             ========


 1995
 ----

 Tier 1 capital                $ 57,039   13.16%    $ 29,697     13.43%   $ 15,572    11.23%   $  5,728    9.46%

 Well capitalized                26,011    6.00%      13,263      6.00%      8,319     6.00%      3,632    6.00%
                               --------  -------    --------     ------   --------    ------   --------  -------
     Excess                    $ 31,028    7.16%    $ 16,434      7.43%   $  7,253     5.23%   $  2,096    3.46%
                               ========  =======    ========     ======   ========    ======   ========  =======



 Total capital                 $ 62,450   14.41%    $ 32,461     14.69%   $ 17,279    12.46%   $  6,486   10.72%

 Well  capitalized               43,351   10.00%      22,105     10.00%     13,865    10.00%      6,053   10.00%
                               --------  -------    --------    -------   --------   -------   -------- --------
     Excess                    $ 19,099    4.41%    $ 10,356      4.69%     $3,414     2.46%   $    433    0.72%
                               ========  =======    ========    =======   ========  ========   ========  =======



 Risk adjusted assets          $433,513             $221,047              $138,645             $ 60,527
                               ========             ========              ========             ========


 Leverage ratio                            9.75%                  9.62%                8.63%               7.31%

 Well capitalized                          5.00%                  5.00%                5.00%               5.00%
                                         -------                -------              -------             -------

     Excess                                4.75%                  4.62%                3.63%               2.31%
                                         =======                =======              =======             =======


 Adjusted total assets         $585,145             $308,561              $180,456             $ 78,344
                               ========             ========              ========             ========

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.  STOCKHOLDERS' EQUITY AND STOCK OPTION PLANS (continued)

    Bancorp's stock incentive plans include the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (the 1991 Plan), the 1995 Directors Stock Option Plan (the 1995 Plan), the 1989 and 1985 Non-Qualified Stock Option Plans and the 1989 and 1985 Qualified Stock Option Plans (the 1985 and 1989 Plans). The 1991 Plan allows for a maximum number of shares available for grant not to exceed 2 percent of the shares of Bancorp's outstanding common stock on January 1st of each such year. The 1995 Plan authorizes the issuance of 275,000 shares of common stock. No additional grants may be made under the 1985 and 1989 Plans.

    Substantially all stock options have an exercise price that is not less than the fair market value of Bancorp's stock on the date the option was granted. The options previously granted under the 1991 and 1989 Plans are exercisable immediately following the effective date of the grant. Certain options previously granted under the 1995 Plan are exercisable equally over a three year period. Substantially all options previously granted under the 1985 Plans become exercisable at a rate of 2 percent a month for 50 months, or equally over a four year period.

                                                                      1996           1996           1995              1995
                                                                     Common        Weighted         Common          Weighted
                                                                     Shares        Avg. Price       Shares          Avg. Price
                                                                     ---------------------------------------------------------
                  Balance beginning of year . . . . . . . . .         575,031         $ 8.61        440,751           $ 7.64
                     Granted  . . . . . . . . . . . . . . . .         198,801         $14.63        148,443           $11.44
                     Exercised  . . . . . . . . . . . . . . .         (62,228)        $ 9.70        (12,838)          $ 5.55
                     Forfeited  . . . . . . . . . . . . . . .            (375)        $14.60         (1,325)          $ 6.51
                                                                      -------         ------        -------           ------
                  Balance, end of year  . . . . . . . . . . .         711,229         $10.20        575,031           $ 8.61
                                                                      =======         ======        =======           ======
                  Exercisable, end of year  . . . . . . . . .         588,041                       509,786
                  Fair value of options granted . . . . . . .                         $ 5.54                          $ 4.58





   As of December 31, 1996, outstanding stock options consist of the following:


          Exercise              Options       Weighted Avg.       Weighted Avg.      Options         Weighted Avg.
         Price Range          Outstanding    Exercise Price       Remaining Life   Exercisable     Exercisable Price
---------------------------------------------------------------------------------------------------------------------

    $ 3.01   -  $ 5.56          91,810            $ 4.57               3.57            91,810            $ 4.57

    $ 6.79   -  $ 8.82         189,016            $ 7.33               6.34           159,721            $ 7.26
    $ 9.06   -  $11.18         171,374            $10.35               7.53           165,833            $10.36

    $12.73   -  $14.80         259,029            $14.17               9.25           170,677            $13.95
---------------------------------------------------------------------------------------------------------------------
Total                          711,229            $10.20               7.33           588,041            $ 9.66


   Bancorp accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with FASB Statement No. 123, Bancorp's net income and earnings per share would have been reduced to the following pro forma amounts:


                                                                      1996              1995
                                                                      ----              ----
Net Income:                         As reported                 $9,802,015        $8,249,151
                                    Pro Forma                    9,188,708         7,694,816
Earnings per common share:          As reported                 $     1.47        $     1.24
                                    Pro Forma                         1.37              1.15


     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: risk-free interest rates of 6.48% - 6.62% and 6.37% for the Non-qualified Director options and 6.67% and 6.09% for the Qualified Employee options; expected dividend yields of 1.32% and 1.56%; expected lives of five years for the Non-qualified Director options and six years for the Qualified Employee options, with an expected volatility of 33% and 39%. Due to the discretionary nature of stock option grants, the compensation cost included in the 1996 and 1995 proforma net income per Statement 123, may not be representative of that expected in future years.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  COMMITMENTS AND CONTINGENT LIABILITIES

    Bancorp and the Banks lease land and office space under eighteen long-term noncancellable operating leases that expire between 1998 and 2011. At the end of the respective lease terms, Bancorp may renew the leases at fair rental value. Minimum future lease payments under these leases and other operating leases are:

                                                    Minimum Future
                               Year                 Lease Payment
                      --------------------          --------------
                      1997. . . . . . . . . . . .     $  841,814
                      1998. . . . . . . . . . . .        850,140
                      1999. . . . . . . . . . . .        844,253
                      2000. . . . . . . . . . . .        793,837
                      2001. . . . . . . . . . . .        579,920
                      Thereafter  . . . . . . . .      1,348,275
                                                      ----------
                         Total  . . . . . . . . .     $5,258,239
                                                      ==========


    Rental expense for all operating leases was $865,490, $656,667, and $373,282, for the years ended December 31, 1996, 1995, and 1994, respectively.


11. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

    The Banks' have financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

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

                                                                                            Contract or
                                                                                          Notional Amount
                                                                                          ---------------
Financial instruments whose contract amounts represent credit risk:
   Commitments to extend credit
     Real estate secured for commercial construction or land development  . . . .            $55,260,000
     Revolving open-end lines secured by 1-4 family residential properties  . . .             10,018,000
     Credit card lines  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              8,091,000
     Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             52,845,000

Standby letters of credit and financial guarantees  . . . . . . . . . . . . . . .              1,371,000

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (continued)

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


12.  BALANCES WITH THE FEDERAL RESERVE BANK

     The Banks are required to maintain cash reserves or deposits with the Federal Reserve Bank equal to a percentage of reservable deposits. Average required reserves for The Commercial Bank, The Bank of Newport, Bank of Vancouver and Valley Commercial Bank were $6,407,000, $1,324,000, $301,000 and $131,000, respectively, during 1996.


13.  EMPLOYEE BENEFIT PLANS

     During 1996, West Coast Bancorp employee benefits included a plan established pursuant to section 401(k) of the Internal Revenue Code for certain qualified employees (the 401(k) plan). Contributions made to the 401(k) plan are based on percentages of employees' salaries, under which Bancorp matches 50 percent of the employees' contributions up to a maximum of 6 percent of the employee's salary. Bancorp may also elect to make discretionary contributions to the plan. Expenses totaled $195,345, $508,341 and $510,903 for 1996, 1995, and 1994 respectively, of which $0, $383,127 and $377,058, respectively, were discretionary.

     During 1996, Bancorp operated pursuant to Section 401(k) of the Internal Revenue code an Employee Stock Ownership Plan (KSOP) which was originally adopted by Vancouver Bancorp in 1992. The KSOP is a deferred compensation plan in which discretionary contributions are used to provide participating employees with Bancorp stock and in which employee contributions are made on a before-tax basis. Essentially all full-time employees of the Bank of Vancouver over the age of 21 and meeting length of service requirements were participating in the Plan. Bancorp contributions to the KSOP were $47,927, $36,502 and $24,571 for 1996, 1995 and 1994, respectively. As of January 1, 1997, no further employee contributions will be made to the KSOP as the Bank of Vancouver KSOP participants will be eligible for Bancorp's standard 401(k) Plan.

     In 1996, Bancorp established a Non-qualified Deferred Compensation Trust Plan for Directors and a Non-qualified Deferred Compensation Trust Plan for executive officers. Expenses relating to the deferred compensation plans were $165,462 in 1996. Contributions of $1,900 were made to the 1991 Non-qualified Deferred Compensation Trust Plan (1991 Plan) for Directors for 1994, subsequently, no further contributions to the 1991 Plan have been made.

     Bancorp's expenses related to retirement benefits with present and former employees, were $57,315, $90,241 and $56,340 for 1996, 1995 and 1994, respectively. Certain of these retirement benefits are directly or indirectly funded through the purchase of corporate owned life insurance policies. The recorded cash surrender value of these policies were $1,380,499 and $1,257,482 at December 31, 1996 and 1995, respectively.

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

    Loans - The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

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

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

    Short-term borrowings - The carrying amount is a reasonable estimate of fair value given the short-term nature of these financial instruments.

    Long-term borrowings - The fair value of the long-term borrowings is estimated by discounting the future cash flows using the current rate at which similar borrowings with similar remaining maturities could be made.

    Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees - The fair value of commitments, standby letters of credit and financial guarantees is not significant.

    The estimated fair values of financial instruments at December 31, 1996 are as follows:




(Dollars in thousands)                                                    Carrying Value      Fair Value
----------------------                                                    --------------      ----------

FINANCIAL ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . .             $ 42,982            $ 42,982

Investment securities . . . . . . . . . . . . . . . . . . . . .              109,791             109,820

   Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .              538,356

   Allowance for loan losses  . . . . . . . . . . . . . . . . .              (7,038)
                                                                             ------
Net Loans                                                                    531,318             538,658



FINANCIAL LIABILITIES

Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . .             $604,902           $606,929
   Short-term borrowings  . . . . . . . . . . . . . . . . . . .                3,709              3,709

   Long-term borrowings . . . . . . . . . . . . . . . . . . . .               28,583             28,502


    The estimated fair value of financial instruments at December 31, 1995 are as follows:





(Dollars in thousands)                                                  Carrying Value         Fair Value
----------------------                                                  --------------         ----------

FINANCIAL ASSETS
Cash and cash equivalents . . . . . . . . . . . . . . . . . . .             $ 44,035             $ 44,035

Investment securities . . . . . . . . . . . . . . . . . . . . .              129,164              129,180

   Loans  . . . . . . . . . . . . . . . . . . . . . . . . . . .              401,725
   Allowance for loan losses  . . . . . . . . . . . . . . . . .              (5,569)
                                                                             ------

Net Loans                                                                    396,156              402,031


FINANCIAL LIABILITIES

Deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . .             $512,774            $513,430

   Short-term borrowings  . . . . . . . . . . . . . . . . . . .                8,527               8,527

   Long-term borrowings . . . . . . . . . . . . . . . . . . . .               10,188              10,109

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.  PARENT COMPANY ONLY FINANCIAL DATA

    The following sets forth the condensed financial information of West Coast Bancorp on a stand-alone basis:

                             Statement of Condition
                                (Unconsolidated)

                                                                                December 31,
                                                                         ---------------------------------
                                                                         1996                      1995
                                                                         ---------------------------------

Assets
  Cash and due from the subsidiary banks  . . . . . . . . .              $ 3,093,408           $ 3,700,611
  Advances from subsidiaries  . . . . . . . . . . . . . . .                   44,590                80,844

  Investment in the subsidiaries  . . . . . . . . . . . . .               61,608,116            55,905,447

  Other assets  . . . . . . . . . . . . . . . . . . . . . .                3,539,807             1,263,331
                                                                         -----------           -----------

     Total assets . . . . . . . . . . . . . . . . . . . . .              $68,285,921           $60,950,233
                                                                         ===========           ===========


Liabilities and stockholders' equity

  Balances due to subsidiaries  . . . . . . . . . . . . . .              $     9,783           $     2,036

  Long-term borrowings  . . . . . . . . . . . . . . . . . .                        -             1,350,000
  Other liabilities . . . . . . . . . . . . . . . . . . . .                1,131,017               617,930
                                                                         -----------           -----------

     Total liabilities  . . . . . . . . . . . . . . . . . .                1,140,800             1,969,966

Stockholders' equity  . . . . . . . . . . . . . . . . . . .               67,145,121            58,980,267
                                                                         -----------           -----------
     Total liabilities and stockholders' equity . . . . . .              $68,285,921           $60,950,233
                                                                         ===========           ===========

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. PARENT COMPANY ONLY FINANCIAL DATA (continued)

                               Statement of Income
                                (Unconsolidated)
                                                                                           Year ended December 31,
                                                                                 ---------------------------------------------
                                                                                     1996            1995              1994
                                                                                 -----------    -----------       -----------
                 Income
                    Cash dividends from subsidiaries   . . . . . . . . .         $4,795,372      $2,042,100        $1,410,000

                    Other income from the subsidiaries   . . . . . . . .          4,267,735         347,087           163,682

                    Other income   . . . . . . . . . . . . . . . . . . .            145,371         103,647           170,787
                                                                                 ----------      ----------        ----------

                       Total income  . . . . . . . . . . . . . . . . . .          9,208,478       2,492,834         1,744,469
                 Expenses  . . . . . . . . . . . . . . . . . . . . . . .

                    Interest expense   . . . . . . . . . . . . . . . . .             57,829         128,305             7,911

                    Other Expense  . . . . . . . . . . . . . . . . . . .          6,911,249       1,626,077         1,957,391
                                                                                 ----------      ----------        ----------

                       Total expense   . . . . . . . . . . . . . . . . .          6,969,078       1,754,382         1,965,302

                 Income (loss) before income taxes and equity in
                    undistributed earnings of the banks  . . . . . . . .          2,239,400         738,452          (220,833)

                 Income tax benefit  . . . . . . . . . . . . . . . . . .          1,074,807         482,486           370,692
                                                                                 ----------      ----------        ----------

                 Net income before equity in undistributed
                    earnings of the banks  . . . . . . . . . . . . . . .          3,314,207       1,220,938           149,859

                  Equity in undistributed earnings of the banks  . . . .          6,487,808       7,028,213         6,165,774
                                                                                 ----------      ----------        ----------

                       Net Income  . . . . . . . . . . . . . . . . . . .         $9,802,015      $8,249,151        $6,315,633
                                                                                 ==========      ==========        ==========

                             Statement of Cash Flows
                                (Unconsolidated)

                                                                                           Year ended December 31,
                                                                                 ---------------------------------------------
                                                                                     1996            1995              1994
                                                                                 -----------    -----------       -----------
                  CASH FLOWS FROM OPERATING ACTIVITIES:
                  Net Income  . . . . . . . . . . . . . . . . . . . . .         $9,802,015        $8,249,151       $6,315,633
                  Adjustments to reconcile net income to net cash
                      provided by operating activities:

                      Undistributed earnings of subsidiaries  . . . . .         (6,487,808)       (7,028,213)      (6,165,774)

                      Decrease in advances to subsidiaries  . . . . . .             36,254            10,179          166,975
                      (Increase) decrease in other assets . . . . . . .         (2,276,476)         (787,686)          99,215

                      Increase (decrease) in balances due to subsidiaries            7,747            (9,037)           4,628

                      (Increase) in other liabilities . . . . . . . . .            513,087          (287,414)         439,105
                                                                                   -------          ---------         -------

                       Net cash provided by operating activities  . . .          1,594,819           146,980          859,782



                  CASH FLOWS FROM INVESTING ACTIVITIES

                     Capital contributions to subsidiaries  . . . . . .            (62,820)                -       (1,500,000)


                  CASH FROM FINANCING ACTIVITIES:

                  Net payments on short-term borrowings . . . . . . . .                  -                 -          (95,000)

                  Net (payments) proceeds from long-term borrowings . .         (1,350,000)         (150,000)       1,500,000

                  Proceeds from issuance of common stock  . . . . . . .            686,906           212,914        5,473,340
                  Repurchase of common stock  . . . . . . . . . . . . .                  -                 -         (396,113)

                  Dividends paid and cash paid for fractional shares  .         (1,476,108)       (1,408,405)      (1,150,514)
                                                                                ----------        -----------      ----------

                       Net cash provided by (used for) financing
                         activities . . . . . . . . . . . . . . . . . .         (2,139,202)       (1,345,491)       5,331,713


                  Net (decrease) increase in cash and cash equivalents            (607,203)       (1,198,511)       4,691,495

                  Cash and cash equivalents at beginning of year  . . .          3,700,611         4,899,122          207,627
                                                                                 ---------         ---------          -------

                  Cash and cash equivalents at end of year  . . . . . .         $3,093,408        $3,700,611       $4,899,122
                                                                                ==========        ==========       ==========

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. QUARTERLY FINANCIAL INFORMATION (unaudited)

(Dollars in thousands, except per share data)   March 31,           June 30,          September 30,      December 31,
 -------------------------------------------   ------------------------------------------------------------------------
1996
----
                                               $12,728              $13,869             $14,778          $15,249
Interest income . . . . . . . . . . . .
Interest expense  . . . . . . . . . . .          4,550                4,780               5,165            5,339
                                               -------              -------             -------          -------
  Net interest income   . . . . . . . .          8,178                9,089               9,613            9,910

Provision for loan losses . . . . . . .            403                  521                 631              620

Noninterest income  . . . . . . . . . .          2,019                2,165               2,446            2,249
Noninterest expense . . . . . . . . . .          6,787                7,086               7,620            7,358
                                               -------              -------             -------          -------

  Income before income taxes  . . . . .          3,007                3,647               3,808            4,181

Provision for income taxes  . . . . . .            974                1,235               1,176            1,456
                                               -------              -------             -------          -------
  Net Income  . . . . . . . . . . . . .         $2,033               $2,412              $2,632           $2,725
                                                ======               ======              ======           ======


Earnings per common share . . . . . . .          $0.30                $0.36               $0.40            $0.41
                                                 =====                =====               =====            =====


1995
----



Interest income . . . . . . . . . . . .        $10,705              $11,544           $12,197           $12,847

Interest expense  . . . . . . . . . . .          3,928                4,378             4,532             4,591
                                               -------              -------           -------           -------


  Net interest income   . . . . . . . .          6,777                7,166             7,665             8,256
Provision for loan losses . . . . . . .            181                  205               240               317

Noninterest income  . . . . . . . . . .          1,664                1,950             2,118             2,362

Noninterest expense . . . . . . . . . .          6,251                6,159             6,260             6,850
                                               -------              -------           -------           -------
  Income before income taxes  . . . . .          2,009                2,752             3,283             3,451

Provision for income taxes  . . . . . .            586                  862               977               821
                                               -------              -------           -------           -------
  Net Income  . . . . . . . . . . . . .         $1,423               $1,890            $2,306            $2,630
                                                ======               ======            ======            ======


Earnings per common share . . . . . . .          $0.21                $0.28             $0.35             $0.40
                                                 =====                =====             =====            ======



17. BUSINESS COMBINATIONS

    On February 28, 1995 West Coast Bancorp of Newport, Oregon merged with and into Commercial Bancorp of Salem, Oregon and retained the name West Coast Bancorp (the "Merger"), 2,326,346 shares of common stock were issued in the transaction. At December 31, 1994, prior to the Merger, West Coast Bancorp had assets of $160.7 million and Commercial Bank had assets of $282.6 million.
The Merger was accounted for as a pooling-of-interests under generally accepted accounting principles.

    On March 30, 1995, Bancorp acquired Great Western Bank of Dallas, Oregon. The $8.1 million asset, one branch bank, merged into Bancorps' wholly-owned subsidiary Commercial Bank and became a branch office. Bancorp issued 133,868 shares of common stock for the outstanding shares of Great Western Bank. This transaction was accounted for as a pooling-of-interests under generally accepted accounting principles.

      On July 1, 1996, Bancorp acquired Vancouver Bancorp parent of Bank of Vancouver, headquartered in Vancouver, Washington. Shareholders of Vancouver Bancorp were issued 635,998 new shares of Bancorp Common stock and an additional 141,743 shares were made available for options previously granted, providing for a total stock transaction valued at $11.6 million. The transaction was accounted for as a pooling-of-interest under generally accepted accounting principles.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.


             NONE


                                    PART III


ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      For information concerning directors and certain executive officers of Bancorp, see "INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS EXPIRE" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS" in Bancorp's 1997 Annual Meeting Proxy Statement ("Proxy Statement"), which is incorporated herein by reference.


ITEM 11.     EXECUTIVE COMPENSATION

      For information concerning executive compensation, see "EXECUTIVE COMPENSATION" in the Proxy Statement, which is incorporated herein by reference.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      For information concerning the security ownership of certain beneficial owners and management, see "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement, which is incorporated herein by reference.


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


   (3)  Exhibits:

      Exhibits are listed in the Exhibit Index beginning on page 54 of this report.


(b)   Filed the following current report on form 8-K:

      None


(c)   Exhibits:

      The response to this portion of Item 14 is submitted as a separate section of this report entitled, "Index to Exhibits".


(d)   Financial Statement Schedules:

      None

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1997.

WEST COAST BANCORP
(Registrant)

By:   /s/ Victor L. Bartruff
      -----------------------------------------------------
     President and CEO


     Each person whose individual signature appears below hereby authorizes and appoints Victor L. Bartruff and Donald A. Kalkofen, and each of them, with full power of substitution and full power to act without the other, as his true and lawful attorney-in-fact and agent to act in his name, place and stead and to execute in the name and on behalf of each person, individually and in each capacity stated below, and to file any and all amendments to this Registration Statement, including any and all post-effective amendments.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 1997.


PRINCIPAL EXECUTIVE OFFICER:

/s/ Victor L. Bartruff                                 President and CEO and Director
---------------------------------------------------
    Victor L. Bartruff


PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER:

/s/ Donald A. Kalkofen                                 Chief Financial Officer
------------------------------------------------
    Donald A. Kalkofen


REMAINING DIRECTORS:



/s/ Lloyd D. Ankeny                             s/s C. Douglas McGregor
-------------------------------------------     -------------------------------------------
    Lloyd D. Ankeny                                 C. Douglas McGregor


s/s Phillip G. Bateman                          s/s Robert D. Morrison
-------------------------------------------     -------------------------------------------
    Phillip G. Bateman                              Robert D. Morrison


s/s Lester D. Green                             s/s J.F. Ouderkirk
-------------------------------------------     -------------------------------------------
    Lester D. Green                                 J.F. Ouderkirk


s/s William B. Loch                             s/s James J. Pomajevich
-------------------------------------------     -------------------------------------------
    William B. Loch                                 James J. Pomajevich


s/s Jack E. Long                                s/s Gary D. Putnam
-------------------------------------------     -------------------------------------------
    Jack E. Long                                    Gary D. Putnam

                               INDEX TO EXHIBITS

Exhibit No.                            Exhibit
-----------                            -------

3.1             Restated Articles of Incorporation of the Registrant(1)

3.2             Restated Bylaws of the Registrant(1)

4 The Registrant has incurred long-term indebtedness as to which the amount involved is less than ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish instruments relating to such indebtedness to the Commission upon its request.

10.1            Salary Continuation Agreement between the Registrant and Victor
                L. Bartruff dated January 1, 1997

10.2            Salary Continuation Agreement between the Registrant and Rodney
                B. Tibbatts dated January 1, 1997

10.3            Salary Continuation Agreement between the Registrant and Donald
                A. Kalkofen dated December 23, 1996

10.4            Salary Continuation Agreement between the Registrant and Edgar
                B. Martin dated December 1,  1996

10.5 Non-Qualified Deferred Compensation Plan for Edgar B. Martin dated May 23, 1995(2)

10.6            401(k) Profit Sharing Plan(3)

10.7            Directors' Deferred Compensation Plan(3)

10.8            Executives' Deferred Compensation Plan(3)

10.9            Combined 1991 Incentive Stock Option Plan and 1991 Nonqualified
                Stock Option Plan(4)

10.10           Form of Option Grant under Combined 1991 Incentive Stock Option
                Plan and 1991 Nonqualified Stock Option Plan(4)

10.11           Directors Stock Option Plan(5)

10.12           Form of Directors Stock Option Agreement(3)

10.13           Incentive Stock Option Plan(3)

10.14           Form of Incentive Stock Option Agreement(3)

10.15           Form of Nonqualified Stock Option Plan(5)

10.16           Nonqualified Stock Option Plan(5)

______________________________________

(1) Incorporated by reference to Exhibits 3.1, 3.2 and 10.6 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994.

(2) Incorporated by reference to Exhibits 10(FF) of Registrant's S-4 Registration Statement--Registration No. 33-88656.

(3) Incorporated by reference to Exhibits 99.1, 99.2 and 99.3 of Registrant's S-8 Registration Statement--Registration No. 333-01649.

(4) Incorporated by reference to Exhibits 99.1 and 99.2 of Registrant's S-8 Registration Statement--Registration No. 33-01651.

(5)  Incorporated by reference to Exhibits 99.1, 99.2, 99.3, 99.4, 99.5 and
     99.6 of Registrant's S-8 Registration Statement--Registration No.
     33-60259.

10.17 Incentive Stock Option Nonstatutory Stock Option Plan of Vancouver Bancorp(6)

10.18           Form of Incentive Stock Option Agreement(6)

10.19           Form of Nonstatutory  Stock Option Agreement(6)

10.20           Vancouver Bancorp Employee Stock Option Agreement(6)

10.21           Form of Incentive Stock Option Agreement(6)

10.22           Form of Nonqualified Stock Option Agreement(6)

11              Statement Re-Computation of Per Share Earnings.

21              Subsidiaries of the Registrant.

23              Consent of Independent Public Accountants.

24 Powers of Attorney (included in signature page of annual report on form 10K).

27              Financial Data Schedule.

_____________________________________

(6)  Incorporated by reference to Exhibits 99.1, 99.2, 99.3, 99.4, 99.5, and
     99.6 of Registrant's S-8 Registration Statement--Registration No. 333-09721