Form 10-Q
period 1997-03-31
WEST COAST BANCORP /NEW/OR/
filed 1997-05-14
CIK 717059

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549


                                    Form 10-Q


                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 1997

                 [ ] Transition report under section 13 or 15(d)
                     of the Securities Exchange Act of 1934

              For the transition period from ________ to _________

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

Common Stock, no par value, outstanding on April 30, 1997: 6,712,204

                                TABLE OF CONTENTS



PART I.           Financial Statements                                                      Page
                                                                                            ----
                  Consolidated Balance Sheets -
                  March 31, 1997 and December 31, 1996........................................3

                  Consolidated Statements of Income -
                  Three months ended March 31, 1997 and 1996................................. 4

                  Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1997 and 1996................................. 5

                  Consolidated Statements of Changes in Stockholders' Equity................. 6

                  Notes to Consolidated Financial Statements................................. 6

                  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations........................................ 8


PART II.          Other Information

                  Item 6 - Exhibits and Reports on Form 8-K..................................15


Signatures        ...........................................................................16

                               WEST COAST BANCORP
                           CONSOLIDATED BALANCE SHEETS



                                                              March 31,          December 31,
                                                                1997                 1996
                                                            -------------       -------------
                                                                        (Unaudited)
ASSETS
Cash and cash equivalents:
  Cash and due from banks ............................      $  31,594,177       $  30,817,183
  Interest-bearing deposits in other banks ...........         15,341,442          12,141,497
  Federal funds sold .................................             80,829              23,000
                                                            -------------       -------------
    Total cash and cash equivalents ..................         47,016,448          42,981,680
Investment securities:
  Investments available for sale .....................        121,562,100         107,168,494
  Investments held to maturity .......................          2,621,422           2,623,154
                                                            -------------       -------------
    Total investment securities ......................        124,183,522         109,791,648
Loans held for sale ..................................          2,768,135           2,563,703

Loans ................................................        544,938,909         535,792,573
Allowance for loan loss ..............................         (7,553,661)         (7,037,636)
                                                            -------------       -------------
  Loans, net .........................................        537,385,248         528,754,937
Premises and equipment, net ..........................         18,274,367          17,716,365
Intangible assets ....................................            175,664             197,189
Other assets .........................................         13,314,977          10,337,512
                                                            -------------       -------------
    Total assets .....................................      $ 743,118,361       $ 712,343,034
                                                            =============       =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand .............................................      $ 108,056,221       $ 105,836,128
  Savings and interest-bearing demand ................        330,076,022         319,263,258
  Certificates of deposits ...........................        192,637,227         179,802,711
                                                            -------------       -------------
    Total deposits ...................................        630,769,470         604,902,097
Short-term borrowings ................................         10,357,951           3,709,324
Other liabilities ....................................          5,600,072           8,003,722
Long-term borrowings .................................         27,802,816          28,582,770
                                                            -------------       -------------
    Total liabilities ................................        674,530,309         645,197,913

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
Preferred stock: no par value, none issued;
  10,000,000 shares authorized
Common stock:  No par value, 15,000,000 shares
  authorized; shares issued and outstanding
 6,708,383 and 6,702,572 respectively ................          8,385,479           8,378,215
Additional paid-in capital ...........................         35,513,520          35,476,302
Retained earnings ....................................         24,484,210          22,363,318
Net unrealized gains on investments available for sale            204,843             927,286
                                                            -------------       -------------
  Total stockholders' equity .........................         68,588,052          67,145,121
                                                            -------------       -------------
    Total liabilities and stockholders' equity .......      $ 743,118,361       $ 712,343,034
                                                            =============       =============


The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME



                                                       Three months ended
                                                             March 31,
                                                  -------------------------------
                                                      1997               1996
                                                  ------------       ------------
                                                            (Unaudited)
INTEREST INCOME
Interest and fees on loans .................      $ 13,555,510       $ 10,617,597
Interest on taxable investment securities ..         1,188,402          1,203,935
Interest on nontaxable investment securities           549,899            684,688
Interest from other banks ..................           141,609             24,781
Interest on federal funds sold .............            13,965            196,874
                                                  ------------       ------------
  Total interest income ....................        15,449,385         12,727,875

INTEREST EXPENSE
Savings and interest-bearing demand ........         2,558,323          2,207,961
Certificates of deposit ....................         2,496,317          2,054,664
Short-term borrowings ......................            52,655            130,086
Long-term borrowings .......................           382,471            157,211
                                                  ------------       ------------
  Total interest expense ...................         5,489,766          4,549,922
                                                  ------------       ------------
NET INTEREST INCOME ........................         9,959,619          8,177,953
PROVISION FOR LOAN LOSS ....................           615,000            402,787
                                                  ------------       ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSS ..................         9,344,619          7,775,166

NONINTEREST INCOME
Other service charges, commissions and fees            768,912            617,339
Service charges on deposit accounts ........           705,747            654,905
Trust revenue ..............................           395,704            309,402
Gains on sales of loans ....................           236,946            275,809
Loan servicing fees ........................           119,329            122,511
Other ......................................            85,192             58,477
Net (losses) on sales of securities ........           (27,312)           (19,085)
                                                  ------------       ------------
  Total noninterest income .................         2,284,518          2,019,358

NONINTEREST EXPENSE
Salaries and employee benefits .............         4,387,798          3,734,245
Equipment ..................................           610,728            557,898
Occupancy ..................................           605,654            544,070
Professional fees ..........................           459,328            555,639
ATM and Bankcard ...........................           237,591            186,987
Printing and office supplies ...............           219,461            196,778
Communications .............................           197,994            146,119
Marketing ..................................           184,234            184,008
FDIC insurance .............................            17,336              2,556
Other noninterest expense ..................           769,152            678,748
                                                  ------------       ------------
  Total noninterest expense ................         7,689,276          6,787,048

INCOME BEFORE INCOME TAXES .................         3,939,861          3,007,476
PROVISION FOR INCOME TAXES .................         1,416,107            973,521
                                                  ------------       ------------
NET INCOME .................................      $  2,523,754       $  2,033,955
                                                  ============       ============

AVERAGE NUMBER OF SHARES OUTSTANDING .......         6,998,891          6,832,571
EARNINGS PER SHARE
         Primary ...........................             $ .36              $ .30
         Fully Diluted .....................             $ .36              $ .30


The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                       Three months ended
                                                                                            March 31,
                                                                                -------------------------------
                                                                                    1997              1996
                                                                                ------------       ------------
                                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ................................................................      $  2,523,754       $  2,033,955
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization of premises and equipment .................           419,287            345,438
  Amortization of intangibles .............................................            21,525             21,525
  Net loss on sales of available for sale investments .....................            27,312             19,085
  Provision for loan losses ...............................................           615,000            402,787
  (Increase) decrease in interest receivables .............................          (405,797)           157,969
  Increase in other assets ................................................        (2,571,668)        (1,148,897)
  Increase in interest payable ............................................            33,529             65,171
  (Decrease) increase in other liabilities ................................        (2,437,179)            53,407
                                                                                 ------------       ------------
     Net cash (used) provided by operating activities .....................        (1,774,237)         1,950,440

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of investment securities:
  Available for sale ......................................................         4,317,017         18,762,160
  Held to maturity ........................................................             1,732               --
Proceeds from sales of available for sale investment securities ...........         5,915,922          1,908,261
Purchase of investment securities:
  Available for sale ......................................................       (25,376,300)       (14,398,278)
  Held to maturity ........................................................              --             (313,634)
Loans made to customers greater than principal collected on loans .........        (9,449,743)       (27,428,395)
Capital expenditures ......................................................          (977,289)          (829,381)
                                                                                 ------------       ------------
    Net cash used in investing activities .................................       (25,568,661)       (22,299,267)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand, savings and interest
  bearing transaction accounts ............................................        13,032,857         10,986,182
Net increase in proceeds from sales of
  certificates of deposits greater than payments for maturing time deposits        12,834,516          7,781,907
Proceeds from long-term borrowings ........................................         8,000,000          4,666,125
Payments on long-term borrowings ..........................................        (8,779,954)          (464,286)
Net increase (decrease) in short-term borrowings ..........................         6,648,627         (3,527,000)
Sales of common stock, net ................................................            44,482            196,502
Dividends paid and cash paid for fractional shares ........................          (402,862)          (312,899)
                                                                                 ------------       ------------
    Net cash provided by financing activities .............................        31,377,666         19,325,531
                                                                                 ------------       ------------

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................         4,034,768         (1,023,296)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ............................        42,981,680         44,035,359
                                                                                 ------------       ------------
CASH AND CASH EQUIVALENTS AT END  OF PERIOD ...............................      $ 47,016,448       $ 43,012,063
                                                                                 ============       ============






The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)



                                                                                                      Net Unrealized
                                                                       Additional                     Gains (Losses)
                                                Common Stock             Paid-In         Retained       Investments
                                            Shares        Amount         Capital         Earnings   Available for Sale     Total
                                          ---------    ------------    ------------    ------------    ------------    ------------
BALANCE, December 31, 1995 .........      5,308,813    $  6,636,016    $ 36,532,496    $ 14,036,510    $  1,775,245    $ 58,980,267

Net income .........................           --              --              --         9,802,015            --         9,802,015
Net unrealized losses on investments
   available for sale ..............           --              --              --              --          (847,959)       (847,959)
Cash dividends, $.22 per common
   share ...........................           --              --              --        (1,461,310)           --        (1,461,310)
Purchase of common stock pursuant
   to employee stock ownership plan           4,518           5,648          77,396            --              --            83,044
Sale of common stock pursuant to
   stock option plans ..............         56,377          70,471         533,391            --              --           603,862
Stock Split in the form of a 25%
  dividend .........................      1,333,585       1,666,981      (1,666,981)           --              --              --
Cash paid for fractional shares ....           (721)           (901)           --           (13,897)           --           (14,798)
                                          ---------    ------------    ------------    ------------    ------------    ------------

BALANCE, December 31, 1996 .........      6,702,572       8,378,215      35,476,302      22,363,318         927,286      67,145,121

Net income .........................           --              --              --         2,523,754            --         2,523,754
Net unrealized losses on investments
   available for sale ..............           --              --              --              --          (722,443)       (722,443)
Cash dividends, $.06 per common
   share ...........................           --              --              --          (402,862)           --          (402,862)
Sale of common stock pursuant to
   stock option plans ..............          5,811           7,264          37,218            --              --            44,482
                                          ---------    ------------    ------------    ------------    ------------    ------------

BALANCE, March 31, 1997 ............      6,708,383    $  8,385,479    $ 35,513,520    $ 24,484,210    $    204,843    $ 68,588,052
                                          =========    ============    ============    ============    ============    ============


The accompanying notes are an integral part of these consolidated statements.


                   Notes to Consolidated Financial Statements

1.       PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of West Coast Bancorp (Bancorp) and its wholly-owned subsidiaries, The Commercial Bank, The Bank of Newport, The Bank of Vancouver and West Coast Trust Company, Inc., after elimination of intercompany transactions and balances.

         The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of results to be anticipated for the year ending December 31, 1997.

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

3.       RECENT MERGERS

         Effective July 1, 1996, West Coast Bancorp completed its acquisition of Vancouver Bancorp of Vancouver, Washington. Its principal business activities were conducted through the Bank of Vancouver which has continued as a wholly-owned subsidiary of West Coast Bancorp. The historical consolidated financial statements have been restated and include the accounts and results of operations of the merger as pooling-of-interest combination.

4.       ACCOUNTING CHANGES

         In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). The Bank is required to adopt SFAS 128 in the fourth quarter of 1997 and will restate at that time earnings per share data for prior periods to conform with SFAS 128. Earlier application is not permitted.

         SFAS 128 replaces current earnings per share reporting requirements and requires a dual presentation of basic and diluted earnings per share. Earnings per share excludes dilution and is computed by dividing net income by the weighted average common shares outstanding of 6,708,971 and 6,641,451 during the three months ended March 31, 1997 and 1996, respectively. Diluted earnings per share reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of options under Bancorp's Stock Option Plans.

         Pro forma amounts for basic and diluted earnings per share assuming SFAS 128 had been in effect are as follows:

                                                       Three Months Ended
                                                      1997              1996
                                                      ----              ----
                   Basic earnings per share           $.38              $.31
                   Diluted earnings per share         $.36              $.30

5.       NET INCOME PER COMMON SHARE

         The Board of Directors declared a quarterly cash dividend of $.06 per share during the first quarter of 1997. A stock split in the form of a 25 percent dividend was declared during the third quarter of 1996. All per share amounts have been restated to retroactively reflect stock dividends and stock splits previously reported.


6.       SUPPLEMENTAL CASH FLOW INFORMATION

          For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

         Bancorp paid $5,456,237 and $4,484,751, for interest in the three months ended March 31, 1997 and 1996, respectively. Income taxes paid were $500,000 and $434,697, in the three months ended March 31, 1997 and 1996, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 1997 and 1996

         Net Income. Bancorp reported net income of $2,523,754 or $.36 per fully diluted share, for the three months ended March 31, 1997. This represents a 24% increase in net income, as compared to $2,033,955 or $.30 per fully diluted share, for the three months ended March 31, 1997. Increased net income was primarily the result of increased net interest margins enhanced by interest earning asset growth. Noninterest income rose mainly due to an increased customer base and higher transaction volumes. Expenses increased mainly due to new branch expansion costs and other costs directly related to growth.

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

         Net interest income on a tax equivalent basis for the three months ended March 31, 1997 increased $1,712,229 or 20.07%, to $10,242,900 from
$8,530,671 for the same period in 1996. Average interest earning assets increased by $112.7 million, or 20.48%, to $662.8 million from $550.1 million for the same period in 1996. Average interest bearing liabilities increased $92.8 million or 20.70% over the same period. The average net interest spread increased from 5.48% to 5.51%,which was mainly caused by increased yields.

         Bancorp's net interest margin for the three months ended March 31, 1997 was 6.27%, an increase of 3 basis points from 6.24% for the comparable period of 1996. The major factors causing the increase were higher yields earned on average earning assets. Average rates paid increased by 4 basis points to 4.12% in the first quarter of 1997 from 4.08% for the same period in 1996.

         Analysis of Net Interest Income. The following table presents information regarding yields on interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for the periods indicated on a tax equivalent basis:

                                                 Three Months Ended
                                                       March 31,
                                          ---------------------------------          Increase
                                               1997               1996              (Decrease)           Change
                                          -------------       -------------       -------------         --------
Interest and fee income(1) .........      $  15,732,666       $  13,080,593       $   2,652,073          20.27%
Interest expense ...................          5,489,766           4,549,922             939,844          20.66%
                                          -------------       -------------       -------------         -------
Net interest income ................      $  10,242,900       $   8,530,671       $   1,712,229          20.07%
                                          =============       =============       =============          ======
Average interest earning assets ....      $ 662,824,453       $ 550,138,092       $ 112,686,361          20.48%
Average interest bearing liabilities      $ 540,807,269       $ 448,052,541       $  92,754,728          20.70%
Average yields earned(2) ...........               9.63%               9.56%                .07
Average rates paid(2) ..............               4.12%               4.08%                .04
Net interest spread(2) .............               5.51%               5.48%                .03
Net interest margin(2) .............               6.27%               6.24%                .03

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.
(2) These ratios for the three months ended March 31, 1997 and 1996 have been annualized.

         Provision for Loan Losses. Management's policy is to maintain an adequate allowance for loan loss based on historical trends, current and economic forecasts and statistical analysis of the loan portfolio, as well as detailed review of individual loans, and current loan performance. Bancorp recorded provisions for loan losses for the first quarter of 1997 and 1996 of $615,000 and $402,787 respectively. The increase in the provision is due mainly to an increase in outstanding loans over the periods. Net charge-offs for the first quarter of 1997 were $99,000, compared to net charge-offs of $429,000 for the same period in 1996. At March 31, 1997, the percentage of non-performing assets was 0.22% of total assets.

         Management has in place a comprehensive loan approval process and asset quality monitoring system. Management continues its efforts to collect amounts previously charged off and to originate new loans of high quality. Management believes that the allowance for loan losses at March 31, 1997 was adequate to absorb potential loss exposure in the portfolio. Further additions to the allowance for loan losses could become necessary, depending upon the performance of Bancorp's loan portfolio or changes in economic conditions, as well as growth within the loan portfolio. See "Loan Loss Allowance and Provision".

         Noninterest Income. Noninterest income for the first quarter of 1997 was $2,284,518 up $265,160, or 13.13%, compared to the same period in 1996. Other service charges, commissions and fees increased $151,573, or 24.55%, service charged on deposit accounts increased $50,842, or 7.76% and Trust revenue increased $86,302 or 27.89% due mainly to an increased customer base and transaction volumes. Gains on sales of loans decreased $38,863, as a result of decreased activity in the residential real estate programs. Loan servicing fees declined slightly while other revenue increased $26,715.

         Noninterest Expense. Noninterest expenses for the first quarter ended March 31, 1997, were $7,689,276 an increase of $902,228 or 13.29% over the same period in 1996. Salaries and employee benefits, equipment, occupancy, ATM and Bankcard, printing and office supplies, communication, marketing expenses and other expenses are higher in the first quarter of 1997 due mainly to expansion of the Bank's branch system and the additions of new products and services over the period. In general, opening new branches results in higher costs for Bancorp which are not offset until a certain level of growth in deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations, until earnings grow to cover overhead. Professional fees are down in 1997 compared to 1996, due to merger costs incurred in the first quarter of 1996 that did not reoccur in the same period in 1997.

INCOME TAXES

         During the first three months of 1997, due to an increase in pre-tax income and a change in the mix of taxable and nontaxable income items, the provision for income taxes increased from that of 1996.

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

         Deposits are Bancorp's primary source of new funds. Total deposits were $630.8 million at March 31, 1997, up from $604.9 million at December 31, 1996. Bancorp does not generally accept brokered deposits. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of a quality product. Increases over the period are due to the opening of new branch facilities, marketing efforts, and new business development programs initiated by Bancorp.

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

         Shareholders' equity increased to $68.6 million at March 31, 1997 from $67.1 million at December 31, 1996 an increase of $1.5 million, or 2.24%, over that period of time. At March 31, 1997, Bancorp's shareholders' equity, as a percentage of total assets, was 9.23%, compared to 9.43% at December 31, 1996. The decrease was primarily a result of assets growing faster, (through new and existing branch growth), than the equity base. Equity grew at 2.24% over the period from December 31, 1996 to March 31, 1997, while assets grew by 4.32% over the same period.

         As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.

                                                               March 31, 1997
(Dollars in thousands)                                  --------------------------
                                                         Amount              Ratio
                                                        --------             -----
Tier 1 capital ................................         $ 68,259             11.69%
Tier 1 capital minimum requirement ............           23,357              4.00
                                                        --------             -----
  Excess over minimum Tier 1 capital ..........         $ 44,902              7.69%
                                                        ========             =====

Total capital .................................         $ 75,562             12.94%
Total capital minimum requirement .............           46,715              8.00
                                                        --------             -----
  Excess over minimum total capital ...........         $ 28,847              4.94%
                                                        ========             =====

Risk-adjusted assets ..........................         $583,934
                                                        ========

Leverage ratio ................................                               9.56%
Minimum leverage requirement ..................                               3.00
                                                                             -----
  Excess over minimum leverage ratio ..........                               6.56%
                                                                             =====
Adjusted total assets .........................         $713,890
                                                        ========

LOAN PORTFOLIO

         Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 72.31% of total assets as of March 31, 1997. Although the Banks strive to serve the credit needs of the service areas, the primary focus is on real estate related and commercial credits. The Banks make substantially all of their loans to customers located within the Banks' service areas. The Banks have no loans defined as highly leveraged transactions by the FRB. The following table presents the composition of the Banks' loan portfolios, at the dates indicated:

                                              March 31, 1997                 December 31, 1996
                                    -------------------------------    -----------------------------
(Dollars in thousands)               Amount                 Percent     Amount               Percent
---------------------               ---------               -------    ---------             -------
Commercial ...................      $  96,041                17.88%    $  97,515               18.44%
Real estate construction .....         78,815                14.67        69,917               13.22
Real estate mortgage .........         90,098                16.77        92,060               17.41
Real estate commercial .......        240,215                44.70       235,935               44.62
Installment and other consumer         39,770                 7.39        40,366                7.64
                                    ---------               ------     ---------              ------
Total loans ..................        544,939               101.41%      535,793              101.33%
Allowance for loan losses ....         (7,554)                            (7,038)
                                    ---------                          ---------
Total loans, net .............      $ 537,385                          $ 528,755
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

                                                                     March 31,  December 31,
(Dollars in thousands)                                                 1997         1996
----------------------                                               ---------  ------------
Loans on nonaccrual status .....................................      $1,603       $1,884

Loans past due greater than 90 days but not on nonaccrual status          44           92

Other real estate owned ........................................        --           --
                                                                      ------       ------

Total nonperforming assets .....................................      $1,647       $1,976
                                                                      ======       ======

Percentage of nonperforming assets to total assets .............         .22%         .28%
                                                                      ======       ======

----------------
  See "Loan Loss Allowance and Provision"

LOAN LOSS ALLOWANCE AND PROVISION

      The provision for loan losses charged to operating expense is based on the Banks' loan loss experience and such other factors that, in management's judgment, deserve recognition in estimating loan losses. Management monitors the loan portfolio to ensure that the allowance for loan losses is adequate to cover outstanding loans. In determining the allowance for loan losses, management considers the level of nonperforming loans, impaired loans, loan mix, recent loan growth, historical loss experience for each loan category, potential economic influences, and other relevant factors related to the loan portfolio. In addition, management utilizes internal loan grading as part of its analysis. The following table summarizes the Banks' allowance for loan losses and charge-off and recovery activity:


                                              Three months ended    Year ended
(Dollars in thousands)                           March 31, 1997  December 31, 1996
----------------------                           --------------  -----------------
Loans outstanding at end of period ...........      $ 544,939        $ 535,793
Average loans outstanding during the period ..      $ 536,861        $ 466,623


Allowance for loan losses, beginning of period      $   7,038        $   5,569
Recoveries ...................................             17              194
Loans charged off ............................           (116)            (900)
                                                    ---------        ---------
Net loans charged off ........................            (99)            (706)
Provision for loan losses ....................            615            2,175
                                                    ---------        ---------
Allowance for loan losses, end of period .....      $   7,554        $   7,038
                                                    =========        =========
Ratio of net loans charged off
  to average loans outstanding(1) ............            .07%             .15%
Ratio of allowance for loan losses
  to loans at end of period ..................           1.39%            1.31%

(1)   The ratios for the three months ended March 31, 1997 have been annualized.

      Increases in the provision for loan losses in 1997 were due mainly to increases in loan growth. In addition, further forecasted loan growth will lead to increases in the provision for loan losses. Historical activity in loans charged off or recoveries are not necessarily indicative of activity to be anticipated for the years ending December 31, 1997.

 INVESTMENT PORTFOLIO

The following table shows the carrying value of the Banks' portfolio of investments:

                                                         March 31,     December 31,
(Dollars in thousands)                                     1997            1996
----------------------                                   ---------     ------------
Investments available for sale
U.S. Treasury securities ...........................      $  5,895      $  8,827
U.S. Government agency securities ..................        57,740        38,338
Corporate securities ...............................         3,583         3,358
Mortgage-backed securities .........................        12,362        14,978
Obligations of state and political subdivisions ....        36,460        36,617
Other securities ...................................         5,522         5,050
                                                          --------      --------
  Total ............................................      $121,562      $107,168
                                                          ========      ========

Investments held to maturity
----------------------------
U.S. Treasury securities ...........................      $   --        $   --
U.S. Government agency securities ..................          --            --
Corporate securities ...............................          --            --
Mortgage-backed securities .........................          --            --
Obligations of state and political subdivisions ....         2,622         2,623
Other securities ...................................          --            --
                                                          --------      --------
  Total ............................................      $  2,622      $  2,623
                                                          ========      ========

  Total Investment Portfolio .......................      $124,184      $109,791
                                                          ========      ========

                           PART II. OTHER INFORMATION



Item 6.        Exhibits and Reports on Form 8-K



         (a)  Exhibits

                   Exhibit 27 Article 9 Financial Data Schedules for Form 10-Q




         (b) During the three months ended March 31, 1997, West Coast Bancorp filed the following current report on Form 8-K:

             Management reorganization appointing Victor L. Bartruff as President and Chief Executive Officer, dated February 1, 1997 on form 8-K filed pursuant to Item 5 of that form.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           WEST COAST BANCORP
                                               (Registrant)




Dated: May 13, 1997                        /s/ Victor L. Bartruff
                                           ----------------------
                                           Victor L. Bartruff
                                           President and Chief Executive Officer



Dated: May 13, 1997                        /s/ Donald A. Kalkofen
                                           ----------------------
                                           Donald A. Kalkofen
                                           Chief Financial Officer