Form 10-Q
period 1997-06-30
WEST COAST BANCORP /NEW/OR/
filed 1997-08-11
CIK 717059

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                       ---------------------------------

                                    Form 10-Q


                [X] Quarterly Report Under Section 13 or 15(d) of the Securities
                    Exchange Act of 1934

                    For the Quarter Ended June 30, 1997

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

Common Stock, no par value, outstanding on July 31, 1997: 6,730,698

                                TABLE OF CONTENTS



PART I.   Financial Statements                                                                  Page
                                                                                                ----

          Consolidated Balance Sheets -
          June 30, 1997 and December 31, 1996..................................................... 3

          Consolidated Statements of Income -
          Three months and six months ended June 30, 1997 and 1996................................ 4

          Consolidated Statements of Cash Flows -
          Six months ended June 30, 1997 and 1996................................................. 5

          Consolidated Statements of Changes in Stockholders' Equity.............................. 6

          Notes to Consolidated Financial Statements.............................................. 6

          Management's Discussion and Analysis of Financial
          Condition and Results of Operations..................................................... 8


PART II.  Other Information

          Item 4 - Submission of Matters to a Vote of Security Holders............................16

          Item 6 - Exhibits and Reports on Form 8-K...............................................17

          Signatures..............................................................................18

                               WEST COAST BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                                    June 30,            December 31,
                                                                      1997                  1996
                                                                  -------------        -------------
                                                                              (Unaudited)

ASSETS Cash and cash equivalents:
  Cash and due from banks ..................................      $  36,284,183        $  30,817,183
  Interest-bearing deposits in other banks .................          3,949,174           12,141,497
  Federal funds sold .......................................          7,599,000               23,000
                                                                  -------------        -------------
    Total cash and cash equivalents ........................         47,832,357           42,981,680
Investment securities:
  Investments available for sale ...........................        124,201,740          107,168,494
  Investments held to maturity .............................          2,616,212            2,623,154
                                                                  -------------        -------------
    Total investment securities ............................        126,817,952          109,791,648
Loans held for sale ........................................          2,416,449            2,563,703

Loans ......................................................        558,393,708          535,792,573
Allowance for loan loss ....................................         (7,861,962)          (7,037,636)
                                                                  -------------        -------------
  Loans, net ...............................................        550,531,746          528,754,937
Premises and equipment, net ................................         18,273,030           17,716,365
Intangible assets ..........................................            154,168              197,189
Other assets ...............................................         12,837,830           10,337,512
                                                                  -------------        -------------
    Total assets ...........................................      $ 758,863,532        $ 712,343,034
                                                                  =============        =============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand ...................................................      $ 120,888,552        $ 105,836,128
  Savings and interest-bearing demand ......................        343,638,666          319,263,258
  Certificates of deposits .................................        200,121,822          179,802,711
                                                                  -------------        -------------
    Total deposits .........................................        664,649,040          604,902,097
Short-term borrowings ......................................            100,000            3,709,324
Other liabilities ..........................................          5,179,562            8,003,722
Long-term borrowings .......................................         17,017,103           28,582,770
                                                                  -------------        -------------
    Total liabilities ......................................        686,945,705          645,197,913

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
Preferred stock: no par value, none issued;
  10,000,000 shares authorized
Common stock:  No par value, 15,000,000 shares
  authorized; shares issued and outstanding
  6,717,613 and 6,702,572 respectively .....................          8,397,016            8,378,215
Additional paid-in capital .................................         35,632,525           35,476,302
Retained earnings ..........................................         27,006,279           22,363,318
Net unrealized gains on investments available for sale .....            882,007              927,286
                                                                  -------------        -------------
  Total stockholders' equity ...............................         71,917,827           67,145,121
                                                                  -------------        -------------
    Total liabilities and stockholders' equity .............      $ 758,863,532        $ 712,343,034
                                                                  =============        =============


The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME


                                                              Three months ended                       Six months ended
                                                                    June 30,                               June 30,
                                                        --------------------------------        --------------------------------
                                                            1997                1996                1997                1996
                                                        ------------        ------------        ------------        ------------
                                                                   (Unaudited)                            (Unaudited)
INTEREST INCOME
Interest and fees on loans .......................      $ 14,200,726        $ 11,764,435        $ 27,756,236        $ 22,382,032
Interest on taxable investment securities ........         1,455,921           1,276,435           2,644,323           2,480,370
Interest on nontaxable investment securities .....           551,810             646,001           1,101,709           1,330,689
Interest from other banks ........................           159,431              80,478             301,040             105,259
Interest on federal funds sold ...................            14,920             101,851              28,885             298,725
                                                        ------------        ------------        ------------        ------------
  Total interest income ..........................        16,382,808          13,869,200          31,832,193          26,597,075

INTEREST EXPENSE
Savings and interest-bearing demand ..............         2,772,404           2,411,585           5,330,727           4,619,546
Certificates of deposit ..........................         2,702,583           2,088,252           5,198,900           4,142,916
Short-term borrowings ............................            35,050              96,515              87,705             219,227
Long-term borrowings .............................           337,913             183,208             720,384             347,793
                                                        ------------        ------------        ------------        ------------
  Total interest expense .........................         5,847,950           4,779,560          11,337,716           9,329,482
                                                        ------------        ------------        ------------        ------------
NET INTEREST INCOME ..............................        10,534,858           9,089,640          20,494,477          17,267,593
PROVISION FOR LOAN LOSS ..........................           485,000             521,200           1,100,000             923,987
                                                        ------------        ------------        ------------        ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSS ........................        10,049,858           8,568,440          19,394,477          16,343,606

NONINTEREST INCOME
Other service charges, commissions and fees ......         1,004,913             716,139           1,773,825           1,333,478
Service charges on deposit accounts ..............           720,214             644,844           1,425,961           1,299,749
Trust revenue ....................................           405,675             363,604             801,379             673,006
Gains on sales of loans ..........................           313,139             266,868             550,085             542,677
Loan servicing fees ..............................           124,655             121,649             243,984             244,160
Other ............................................            86,359              79,469             171,551             137,946
Net (losses) on sales of securities ..............           (19,074)            (28,682)            (46,386)            (47,767)
                                                        ------------        ------------        ------------        ------------
  Total noninterest income .......................         2,635,881           2,163,891           4,920,399           4,183,249

NONINTEREST EXPENSE
Salaries and employee benefits ...................         4,638,899           3,884,751           9,026,697           7,618,996
Equipment ........................................           726,236             581,374           1,336,964           1,139,272
Occupancy ........................................           655,374             518,565           1,261,028           1,062,635
Professional fees ................................           330,655             522,837             789,983           1,078,476
ATM and Bankcard .................................           301,448             256,219             539,039             443,206
Marketing ........................................           278,301             187,966             462,535             371,974
Communications ...................................           221,590             143,840             419,584             289,959
Printing and office supplies .....................           192,178             209,433             411,639             406,211
FDIC insurance ...................................            19,832               2,555              37,168               5,111
Other noninterest expense ........................           936,566             778,114           1,705,718           1,456,862
                                                        ------------        ------------        ------------        ------------
  Total noninterest expense ......................         8,301,079           7,085,654          15,990,355          13,872,702

INCOME BEFORE INCOME TAXES .......................         4,384,660           3,646,677           8,324,521           6,654,153
PROVISION FOR INCOME TAXES .......................         1,459,830           1,235,171           2,875,937           2,208,692
                                                        ------------        ------------        ------------        ------------
NET INCOME .......................................      $  2,924,830        $  2,411,506        $  5,448,584        $  4,445,461
                                                        ============        ============        ============        ============

AVERAGE NUMBER OF COMMON
STOCK EQUIVELENT SHARES
OUTSTANDING ......................................         7,090,378           6,829,989           7,087,804           6,829,625
EARNINGS PER SHARE
         Primary .................................      $        .42        $        .35        $        .78        $        .65
         Fully Diluted ...........................      $        .41        $        .35        $        .77        $        .65


The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Six months ended
                                                                                               June 30,
                                                                                  --------------------------------
                                                                                      1997                1996
                                                                                  ------------        ------------
                                                                                             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ................................................................       $  5,448,584        $  4,445,461
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization of premises and equipment .................            807,603             730,007
  Amortization of intangibles .............................................             43,021              43,051
  Net loss on sales of available for sale investments .....................             46,386              47,767
  Provision for loan losses ...............................................          1,100,000             923,987
  (Increase) decrease in interest receivables .............................           (691,045)             41,714
  (Increase) in other assets ..............................................         (1,809,273)         (1,271,160)
  (Decrease) increase in interest payable .................................            (78,602)             66,968
  (Decrease) in other liabilities .........................................         (2,745,558)         (1,253,542)
                                                                                  ------------        ------------
     Net cash  provided by operating activities ...........................          2,121,116           3,774,253

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of investment securities:
  Available for sale ......................................................         13,170,667          22,351,691
  Held to maturity ........................................................              6,942             323,469
Proceeds from sales of available for sale investment securities ...........         11,299,325          12,222,856
Purchase of investment securities:
  Available for sale ......................................................        (41,594,903)        (22,191,753)
  Held to maturity ........................................................               --              (313,634)
Loans made to customers greater than principal collected on loans .........        (22,729,555)        (71,070,826)
Capital expenditures ......................................................         (1,364,268)         (1,530,417)
                                                                                  ------------        ------------
    Net cash used in investing activities .................................        (41,211,792)        (60,208,614)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand, savings and interest
  bearing transaction accounts ............................................         39,427,832          39,865,057
Net increase in proceeds from sales of
  certificates of deposits greater than payments for maturing time deposits         20,319,111           6,048,805
Proceeds from long-term borrowings ........................................          8,000,000           4,666,125
Payments on long-term borrowings ..........................................        (19,565,667)         (1,819,332)
Net (decrease) increase in short-term borrowings ..........................         (3,609,324)         13,490,471
Sales of common stock, net ................................................            175,024             232,227
Dividends paid and cash paid for fractional shares ........................           (805,623)           (659,213)
                                                                                  ------------        ------------
    Net cash provided by financing activities .............................         43,941,353          61,824,140
                                                                                  ------------        ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................................          4,850,677           5,389,779
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ............................         42,981,680          44,035,359
                                                                                  ------------        ------------
CASH AND CASH EQUIVALENTS AT END  OF PERIOD ...............................       $ 47,832,357        $ 49,425,138
                                                                                  ============        ============


The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                       Additional                 Net Unrealized Gains
                                               Common Stock             Paid-In        Retained    (Losses) Investments
                                           Shares        Amount         Capital        Earnings    Available for Sale     Total
                                         -----------------------------------------------------------------------------------------


BALANCE, December 31, 1995 .........     5,308,813     $6,636,016     $36,532,496     $14,036,510     $1,775,245       $58,980,267

Net income .........................          --             --              --         9,802,015           --           9,802,015
Net unrealized losses on investments
   available for sale ..............          --             --              --              --         (847,959)         (847,959)
Cash dividends, $.22 per common
   share ...........................          --             --              --        (1,461,310)          --          (1,461,310)
Purchase of common stock pursuant
   to employee stock ownership plan          4,518          5,648          77,396            --             --              83,044
Sale of common stock pursuant to
   stock option plans ..............        56,377         70,471         533,391            --             --             603,862
Stock Split in the form of a 25%
  dividend .........................     1,333,585      1,666,981      (1,666,981)           --             --                --
Cash paid for fractional shares ....          (721)          (901)           --           (13,897)          --             (14,798)
                                         ---------     ----------     -----------     -----------     ----------       -----------

BALANCE, December 31, 1996 .........     6,702,572      8,378,215      35,476,302      22,363,318        927,286        67,145,121

Net income .........................          --             --              --         5,448,584           --           5,448,584
Net unrealized losses on investments
   available for sale ..............          --             --              --              --          (45,279)          (45,279)
Cash dividends, $.12 per common
   share ...........................          --             --              --          (805,623)          --            (805,623)
Sale of common stock pursuant to
   stock option plans ..............        15,041         18,801         156,223            --             --             175,024
                                         ---------     ----------     -----------     -----------     ----------       -----------

BALANCE, June 30, 1997 .............     6,717,613     $8,397,016     $35,632,525     $27,006,279     $  882,007       $71,917,827
                                         =========     ==========     ===========     ===========     ==========       ===========


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

         The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months and six months ended June 30, 1997 are not necessarily indicative of results to be anticipated for the year ending December 31, 1997.

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

3.       RECENT MERGERS

         Effective July 1, 1996, West Coast Bancorp completed its acquisition of Vancouver Bancorp of Vancouver, Washington. Its principal business activities were conducted through the Bank of Vancouver which has continued as a wholly-owned subsidiary of West Coast Bancorp. The historical consolidated financial statements have been restated and include the accounts and results of operations of the merger as a pooling-of-interest combination.

4.       ACCOUNTING CHANGES

         In February of 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (SFAS
128). The Bank is required to adopt SFAS 128 in the fourth quarter of 1997 and will restate at that time earnings per share data for prior periods to conform with SFAS 128. Earlier application is not permitted.

         SFAS 128 replaces current earnings per share reporting requirements and requires a dual presentation of basic and diluted earnings per share. Earnings per share excludes dilution and is computed by dividing net income by the weighted average common shares outstanding of 6,711,978 and 6,653,733 during the three months ended June 30, 1997 and 1996, respectively. The year to date average common shares outstanding were 6,709,130 and 6,647,888 during the six months ended June 30, 1997 and 1996 respectively. Diluted earnings per share reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of options under Bancorp's Stock Option Plans.

         Pro forma amounts for basic and diluted earnings per share assuming SFAS 128 had been in effect are as follows:

                                  Three Months Ended      Six Months Ended
                                        June 30,               June 30,
                                  1997         1996       1997         1996
                                  ----         ----       ----         ----
   Basic earnings per share       $.44         $.36       $.81         $.67
   Diluted earnings per share     $.41         $.35       $.77         $.65

5.       NET INCOME PER COMMON SHARE

         The Board of Directors declared a quarterly cash dividend of $.06 per share during the first and second quarter of 1997. A stock split in the form of a 25 percent dividend was declared during the third quarter of 1996. All per share amounts have been restated to retroactively reflect stock dividends and stock splits previously reported.


6.       SUPPLEMENTAL CASH FLOW INFORMATION

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

         Bancorp paid $11,416,318 and $9,262,514, for interest in the six months ended June 30, 1997 and 1996, respectively. Income taxes paid were $2,280,000 and $2,077,917 in the six months ended June 30, 1997 and 1996, respectively.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 1997 and 1996

         Net Income. Bancorp reported net income of $2,924,830 or $.41 per fully diluted share, for the three months ended June 30, 1997. This represents a 21% increase in net income, as compared to $2,411,506 or $.35 per fully diluted share, for the three months ended June 30, 1996. Increased net income was primarily the result of increased net interest margins enhanced by interest earning asset growth. Noninterest income rose mainly due to an increased customer base and higher transaction volumes. Expenses increased mainly due to new branch expansion costs and other costs directly related to growth.

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

         Net interest income on a tax equivalent basis for the three months ended June 30, 1997 increased $1,396,696 or 14.82%, to $10,819,124 from
$9,422,428 for the same period in 1996. Average interest earning assets increased by $114.1 million, or 19.61%, to $696.0 million from $581.9 million for the same period in 1996. Average interest bearing liabilities increased $89.1 million or 18.84% over the same period. The average net interest spread decreased from 5.76% to 5.43%,which was caused by a combination of increased rates paid on deposit accounts and lower yields on earning assets. Bancorp's net interest margin for the three months ended June 30, 1997 was 6.23%, a decrease of 28 basis points from 6.51% for the comparable period of 1996. Average rates paid increased by 11 basis points to 4.17% in the second quarter of 1997 from 4.06% for the same period in 1996, while average yields earned decreased 22 basis points to 9.60%.

         Analysis of Net Interest Income. The following table presents information regarding yields on interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for the periods indicated on a tax equivalent basis:

                                                   Three Months Ended
                                                         June 30,
                                             --------------------------------        Increase
                                                 1997                1996           (Decrease)        Change
                                             -------------      -------------      -------------      ------
Interest and fee income(1) .............     $  16,667,074      $  14,201,988      $   2,465,086      17.36%
Interest expense .......................         5,847,950          4,779,560          1,068,390      22.35%
                                             -------------      -------------      -------------      ------
Net interest income ....................     $  10,819,124      $   9,422,428      $   1,396,696      14.82%
                                             =============      =============      =============      ======
Average interest earning assets ........     $ 696,045,882      $ 581,929,623      $ 114,116,259      19.61%
Average interest bearing liabilities ...     $ 562,028,193      $ 472,912,574      $  89,115,619      18.84%
Average yields earned(2) ...............                                 9.60%              9.82%     (0.22)
Average rates paid(2) ..................                                 4.17%              4.06%      0.11
Net interest spread(2) .................                                 5.43%              5.76%     (0.33)
Net interest margin(2) .................                                 6.23%              6.51%     (0.28)

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2) These ratios for the three months ended June 30, 1997 and 1996 have been annualized.

         Provision for Loan Losses. Management's policy is to maintain an adequate allowance for loan loss based on historical trends, current and economic forecasts and statistical analysis of the loan portfolio, as well as detailed review of individual loans, and current loan performance. Bancorp recorded provisions for loan losses for the second quarter of 1997 and 1996 of $485,000 and $521,200 respectively. Net charge-offs for the second quarter of 1997 were $176,699, compared to net charge-offs of $215,109 for the same period in 1996. At June 30, 1997, the percentage of non-performing assets was 0.35% of total assets.

         Management has in place a comprehensive loan approval process and asset quality monitoring system. Management continues its efforts to collect amounts previously charged off and to originate new loans of high quality. Management believes that the allowance for loan losses at June 30, 1997 was adequate to absorb potential loss exposure in the portfolio. Further additions to the allowance for loan losses could become necessary, depending upon the performance of Bancorp's loan portfolio or changes in economic conditions, as well as growth within the loan portfolio. See "Loan Loss Allowance and Provision".

         Noninterest Income. Noninterest income for the second quarter of 1997 was $2,635,881 up $471,990, or 21.81%, compared to the same period in 1996. Other service charges, commissions and fees increased $288,774, or 40.32%, service charges on deposit accounts increased $75,370, or 11.69% and Trust revenue increased $42,071 or 11.57% due mainly to an increased customer base and transaction volumes. Gains on sales of loans increased $46,271, as a result of increased activity in the residential real estate programs. Loan servicing fees and other revenue increased slightly over the period.

         Noninterest Expense. Noninterest expenses for the second quarter ended June 30, 1997, were $8,301,079 an increase of $1,215,425 or 17.15% over the same period in 1996. Salaries and employee benefits, equipment, occupancy, ATM and Bankcard, communication, marketing expenses and other expenses are higher in the second quarter of 1997 due mainly to expansion of the Bank's branch system and the additions of new products and services over the period. In general, opening new branches results in higher costs for Bancorp which are not offset until a certain level of growth in deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations, until earnings grow to cover overhead. Printing and office supplies expenses are down slightly from the second quarter of 1996. Professional fees are down in 1997 compared to 1996, due to merger costs incurred in the second quarter of 1996 that did not reoccur in the same period in 1997.

Six Months Ended June 30, 1997 and 1996

         Net Income. For the six months ended June 30, 1997, Bancorp's net income was $5,448,584, an increase of $1,003,123 from $4,445,461 for same period in 1996, a 22.57% increase. Fully diluted earnings per share for the six month period ended June 30, 1997 was $0.77 compared to $0.65 in 1996. Net interest income on a tax equivalent basis totaled $21,062,024 for the six months ended June 30, 1997, a 17.32% increase from the same period in 1996.

         Net Interest Income. During the period ended June 30, 1997 and 1996, average interest earning assets were $679.5 million and $567.3 million, respectively. During the same periods, average interest bearing liabilities grew to $551.4 million from $460.5 million, respectively. Additionally, during the same periods, net interest margins decreased to 6.25% from 6.36% respectively due mainly to an increasing cost of funds. Net interest income on a tax-equivalent basis increased $3,108,925, or 17.32%, to $21,062,024 in the first six months of 1997 from $17,953,099 in 1996. The increased net interest income was caused by the increased earning asset growth. Average interest earning assets increased 19.78% over the period while the average yield earned decreased 6 basis points to 9.61% at June 30, 1997 from 9.67% in 1996. The changing interest rate environment in 1997 also led to a decrease in the net interest spread of 14 basis points to 5.46% in 1996. Average interest bearing liabilities increased $90.9 million, or 19.75%, to $551.4 million for the period ended June 30, 1997, while the average rates paid increased 8 basis points to 4.15%.

         Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:


                                                      Six Months Ended
                                                           June 30
                                              --------------------------------         Increase
                                                  1997                1996            (Decrease)       Change
                                              -------------      -------------      -------------      ------
Interest and fee income(1) .............      $  32,399,740      $  27,282,581      $   5,117,159      18.76%
Interest expense .......................         11,337,716          9,329,482          2,008,234      21.53%
                                              -------------      -------------      -------------      ------
Net interest income ....................      $  21,062,024      $  17,953,099      $   3,108,925      17.32%
                                              =============      =============      =============      ======
Average interest earning assets ........      $ 679,541,021      $ 567,331,047      $ 112,209,974      19.78%
Average interest bearing liabilities ...      $ 551,436,168      $ 460,493,593      $  90,942,575      19.75%
Average yields earned(2) ...............                                  9.61%              9.67%     (0.06)
Average rates paid(2) ..................                                  4.15%              4.07%      0.08
Net interest spread(2) .................                                  5.46%              5.60%     (0.14)
Net interest margin(2) .................                                  6.25%              6.36%     (0.11)

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.
(2) These ratios for the six months ended June 30, 1997 and 1996 have been annualized.


         Provision for Loan Losses. Bancorp recorded a provision for loan losses of $1,100,000 in the first six months of 1997, compared to $923,987 in the same period in 1996. The increases in the provisions are due mainly to increases in outstanding loans over the period. Bancorp incurred net charge-offs of $275,674 in 1997, compared to $643,981 during 1996. The allowance for loan losses as a percentage of loan totals at June 30, 1997 and 1996 were 1.41% and 1.24% of total loans, respectively.

         Non-Interest Income. Non-interest income for the six months ended June 30, 1997 was $4,920,399, an increase of $737,150 or 17.62%, from $4,183,249 for the same period in 1996. Other service charges, commissions and fees, service charges on deposit accounts, and trust revenue increased during the period due to an increased customer base and transaction volumes. Gains on sales of loans and loan servicing fees remained stable during the period. Overall increases in non-interest income were due to increased market presence in existing and expanding market services.

         Non-Interest Expense. Non-interest expense increased 15.26% during the first six months of 1997 over the same period in 1996. The increase in operating expense resulted from additional costs associated with entering new markets, including the opening of several new branch operations. The largest increase was in the area of salaries and benefits, which increased to $9,026,697 in 1997 from $7,618,996, up 18.48% from the same period in 1996. The number of full time equivalent employees increased during 1997 to 499 from 449 in 1996. In general, the opening of new branches results in higher costs for Bancorp which are not offset until a certain level of growth in deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations, until earnings grow to cover overhead. Professional fees were lower during the period due mainly to higher merger related expenditures in 1996. FDIC deposit insurance increased slightly in the period due to the increase in overall deposits. Other increases in non-interest expense generally were caused by higher operating activity levels associated with Bancorp's growth.

INCOME TAXES

         During the first six months of 1997, due to an increase in pre-tax income and a change in the mix of taxable and nontaxable income items, the provision for income taxes increased from that of 1996.

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

         Deposits are Bancorp's primary source of new funds. Total deposits were $664.6 million at June 30, 1997, up from $604.9 million at December 31, 1996. Bancorp does not generally accept brokered deposits. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of a quality product. Increases over the period are due to the opening of new branch facilities, marketing efforts, and new business development programs initiated by Bancorp.

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

         Shareholders' equity increased to $71.9 million at June 30, 1997 from $67.1 million at December 31, 1996 an increase of $4.8 million, or 7.15%, over that period of time. At June 30, 1997, Bancorp's shareholders' equity, as a percentage of total assets, was 9.48%, compared to 9.43% at December 31, 1996. The increase was primarily the result of Bancorp's equity base growing faster than assets. Equity grew at 7.11% over the period from December 31, 1996 to June 30, 1997, while assets grew by 6.53% over the same period.

         As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.



                                            June 30, 1997
                                         ------------------
(Dollars in thousands)
----------------------
                                          Amount      Ratio
                                         --------     -----
Tier 1 capital .....................     $ 70,925     11.86%
Tier 1 capital minimum requirement .       23,916      4.00
                                         --------     -----
  Excess over minimum Tier 1 capital     $ 47,009      7.86%
                                         ========     =====

Total capital ......................     $ 78,404     13.11%
Total capital minimum requirement ..       47,832      8.00
                                         --------     -----
  Excess over minimum total capital      $ 30,572      5.11%
                                         ========     =====

Risk-adjusted assets ...............     $597,904
                                         ========

Leverage ratio .....................                   9.48%
Minimum leverage requirement .......                   3.00
                                                      -----
  Excess over minimum leverage ratio                   6.48%
                                                      =====

Adjusted total assets ..............     $748,404
                                         ========

LOAN PORTFOLIO

         Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 72.55% of total assets as of June 30, 1997. Although the Banks strive to serve the credit needs of the service areas, the primary focus is on real estate related and commercial credits. The Banks make substantially all of their loans to customers located within the Banks' service areas. The Banks have no loans defined as highly leveraged transactions by the FRB. The following table presents the composition of the Banks' loan portfolios, at the dates indicated:

                                           June 30, 1997              December 31, 1996
                                       ---------------------      -------------------------
(Dollars in thousands)                   Amount      Percent        Amount          Percent
----------------------                 ---------     -------      ---------         -------

Commercial ........................    $ 104,762      19.03%      $  97,515          18.44%
Real estate construction ..........       73,235      13.30          69,917          13.22
Real estate mortgage ..............       92,427      16.79          92,060          17.41
Real estate commercial ............      250,987      45.59         235,935          44.62
Installment and other consumer ....       36,983       6.72          40,366           7.64
                                       ---------     ------       ---------         ------

Total loans .......................      558,394     101.43%        535,793         101.33%
Allowance for loan losses .........       (7,862)                    (7,038)
                                       ---------                  ---------

Total loans, net ..................    $ 550,532                  $ 528,755
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

(Dollars in thousands)                                                          June 30, 1997     December 31, 1996
---------------------                                                           -------------     -----------------
Loans on nonaccrual status...............................................          $2,120               $1,884

Loans past due greater than 90 days but not on nonaccrual status ........             209                   92

Other real estate owned..................................................             331                    -
                                                                                   ------               ------

Total nonperforming assets...............................................          $2,660               $1,976
                                                                                   ======               ======

Percentage of nonperforming assets to total assets.......................            .35%                 .28%
                                                                                   ======               ======

----------
See "Loan Loss Allowance and Provision"

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



                                                    Six months ended        Year ended
(Dollars in thousands)                                June 30, 1997     December 31, 1996
----------------------                              ----------------    -----------------

Loans outstanding at end of period ...............      $ 558,394           $ 535,793
Average loans outstanding during the period ......      $ 546,383           $ 466,623


Allowance for loan losses, beginning of period ...      $   7,038           $   5,569
Recoveries .......................................             32                 194
Loans charged off ................................           (308)               (900)
                                                        ---------           ---------
Net loans charged off ............................           (276)               (706)
Provision for loan losses ........................          1,100               2,175
                                                        ---------           ---------
Allowance for loan losses, end of period .........      $   7,862           $   7,038
                                                        =========           =========
Ratio of net loans charged off
  to average loans outstanding(1) ................            .10%                .15%
Ratio of allowance for loan losses
  to loans at end of period ......................           1.41%               1.31%

(1) The ratios for the six months ended June 30, 1997 have been annualized.

         Increases in the provision for loan losses in 1997 were due mainly to increases in loan growth. In addition, further forecasted loan growth will lead to increases in the provision for loan losses. Historical activity in loans charged off or recoveries are not necessarily indicative of activity to be anticipated for the years ending December 31, 1997.

INVESTMENT PORTFOLIO

The following table shows the carrying value of the Banks' portfolio of investments:


                                                                        June 30,        December 31,
                                                                          1997              1996
                                                                        --------          --------
(Dollars in thousands)
----------------------

Investments available for sale (fair value)
U.S. Treasury securities........................................        $  3,813          $  8,827
U.S. Government agency securities...............................          59,659            38,338
Corporate securities............................................           7,789             3,358
Mortgage-backed securities......................................          11,422            14,978
Obligations of state and political subdivisions.................          35,966            36,617
Other securities................................................           5,553             5,050
                                                                        --------          --------
  Total.........................................................        $124,202          $107,168
                                                                        ========          ========


Investments held to maturity (historical cost)
U.S. Treasury securities........................................        $      -          $      -
U.S. Government agency securities...............................               -                 -
Corporate securities............................................               -                 -
Mortgage-backed securities......................................               -                 -
Obligations of state and political subdivisions.................           2,616             2,623
Other securities................................................               -                 -
                                                                        --------          --------
  Total.........................................................        $  2,616          $  2,623
                                                                        ========          ========

  Total Investment Portfolio....................................        $126,818          $109,791
                                                                        ========          ========

                           PART II. OTHER INFORMATION



Item 4.  Submission of Matters to a Vote of Security Holders.

(a)      West Coast Bancorp's Annual Shareholders' Meeting was held on April 18,
         1997.

(b)      The following Directors were elected to three year terms:
         Lloyd D. Ankeny           Phillip G. Bateman
         C. Douglas McGregor       James J. Pomajevich

(c) A brief description of each matter voted upon at the Annual Shareholders' Meeting held on April 18, 1997 and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

         (1) Election of four (4) Directors for terms expiring in 2000 or until their successors have been elected and qualified.

                  Director:

                  Lloyd D. Ankeny -
                  Votes cast for:       4,925,824
                  Votes cast against:   0
                  Votes withheld:       17,958

                  Phillip G. Bateman -
                  Votes cast for:       4,927,577
                  Votes cast against:   0
                  Votes withheld:       16,205

                  C. Douglas McGregor -
                  Votes cast for:       4,922,248
                  Votes cast against:   0
                  Votes withheld:       21,534

                  James J. Pomajevich -
                  Votes cast for:       4,927,849
                  Votes cast against:   0
                  Votes withheld:       15,933

         (2) Approve amendments to the West Coast Bancorp Director Stock Option Plan with respect to (I) increase the number of shares available for grant; (ii) amend the Plan to allow the Board to grant options at the Board's discretion; and (iii) incorporate certain technical changes made in connection with revisions to
                  Section 16 and tax laws.

                  Votes cast for:       4,436,817
                  Votes cast against:   362,831
                  Votes abstained:      94,215
                  Broker Non-vote       49,919

(d)      None.

Item 6.  Exhibits and Reports on Form 8-K.

(a)      Exhibits

                  Exhibit 27 Article 9 Financial Data Schedules for Form 10-Q.


(b) During the three months ended June 30, 1997, West Coast Bancorp filed the following current report on Form 8-K:

                  None.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       WEST COAST BANCORP

                                          (Registrant)



Dated: August 13, 1997                 /s/ Victor L. Bartruff
                                       ----------------------
                                       Victor L. Bartruff
                                       President and Chief Executive Officer



Dated: August 13, 1997                 /s/ Donald A. Kalkofen
                                       ----------------------
                                       Donald A. Kalkofen
                                       Executive Vice President and
                                       Chief Financial Officer