Form 10-Q
period 1997-09-30
WEST COAST BANCORP /NEW/OR/
filed 1997-11-13
CIK 717059

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington D.C. 20549

                           -------------------------

                                    Form 10-Q


            [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the Quarter Ended September 30, 1997

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

                               Yes   X       No
                                   -----        ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, no par value, outstanding on October 31, 1997:       10,113,967

                                TABLE OF CONTENTS



PART I.        Financial Statements                                                                     Page
               Consolidated Balance Sheets -
               September 30, 1997 and December 31, 1996....................................................3

               Consolidated Statements of Income -
               Three months and nine months ended September 30, 1997 and 1996............................. 4

               Consolidated Statements of Cash Flows -
               Nine months ended September 30, 1997 and 1996.............................................. 5

               Consolidated Statements of Changes in Stockholders' Equity................................. 6

               Notes to Consolidated Financial Statements................................................. 6

               Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................................................ 9


PART II.       Other Information

               Item 6 - Exhibits and Reports on Form 8-K..................................................17

               Signatures    .............................................................................18

                               WEST COAST BANCORP
                          CONSOLIDATED BALANCE SHEETS

                                                                          September 30,      December 31,
                                                                               1997              1996
                                                                          -------------     -------------
                                                                            (Unaudited)
ASSETS Cash and cash equivalents:
  Cash and due from banks..........................................        $ 29,160,877      $ 30,817,183
  Interest-bearing deposits in other banks.........................          14,743,365        12,141,497
  Federal funds sold...............................................           6,988,000            23,000
                                                                          -------------     -------------
    Total cash and cash equivalents................................          50,892,242        42,981,680
Investment securities:
  Investments available for sale...................................         153,694,405       107,168,494
  Investments held to maturity.....................................           2,596,143         2,623,154
                                                                          -------------      ------------
    Total investment securities ...................................         156,290,548       109,791,648
Loans held for sale................................................           3,420,198         2,563,703

Loans .............................................................         573,736,247       535,792,573
Allowance for loan loss ...........................................          (8,395,415)       (7,037,636)
                                                                          -------------     -------------
  Loans, net.......................................................         565,340,832       528,754,937
Premises and equipment, net........................................          18,356,687        17,716,365
Intangible assets..................................................             549,260           197,189
Other assets.......................................................          14,073,194        10,337,512
                                                                          -------------     -------------
    Total assets...................................................        $808,922,961      $712,343,034
                                                                           ============      ============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand...........................................................        $124,773,637      $105,836,128
  Savings and interest-bearing demand..............................         368,263,553       319,263,258
  Certificates of deposits ........................................         215,507,951       179,802,711
                                                                          -------------     -------------
    Total deposits.................................................         708,545,141       604,902,097
Short-term borrowings..............................................              81,308         3,709,324
Other liabilities..................................................           6,299,130         8,003,722
Long-term borrowings...............................................          18,731,388        28,582,770
                                                                         --------------     -------------
    Total liabilities..............................................         733,656,967       645,197,913

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
Preferred stock: no par value, none issued;
  10,000,000 shares authorized
Common stock:  No par value, 15,000,000 shares
  authorized; shares issued and outstanding
 10,112,506 and 6,702,572 respectively  ...........................          12,640,633         8,378,215
Additional paid-in capital.........................................          31,597,765        35,476,302
Retained earnings..................................................          29,754,752        22,363,318
Net unrealized gains on investments available for sale ............           1,272,844           927,286
                                                                         --------------    --------------
  Total stockholders' equity.......................................          75,265,994        67,145,121
                                                                          -------------     -------------
    Total liabilities and stockholders' equity.....................        $808,922,961      $712,343,034
                                                                           ============      ============




The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME


                                                   Three months ended               Nine months  ended
                                                     September 30,                     September 30,
                                                ---------------------------      --------------------------
                                                    1997            1996            1997            1996
                                                -----------     -----------      ----------     -----------
                                                        (Unaudited)                       (Unaudited)
INTEREST INCOME
Interest and fees on loans.................     $14,498,830     $12,834,034      $42,255,066    $35,216,066
Interest on taxable investment securities..       1,505,535       1,195,517        4,149,858      3,675,887
Interest on nontaxable investment securities        568,028         631,613        1,669,737      1,962,302
Interest from other banks..................         484,301          41,819          785,341        147,078
Interest on federal funds sold.............          15,948          75,119           44,833        373,844
                                                -----------     -----------      -----------    -----------
  Total interest income....................      17,072,642      14,778,102       48,904,835     41,375,177

INTEREST EXPENSE
Savings and interest-bearing demand........       3,033,992       2,604,560        8,364,719      7,224,106
Certificates of deposit....................       2,912,818       2,203,727        8,111,718      6,346,643
Short-term borrowings......................           1,263         192,305           88,968        411,532
Long-term borrowings.......................         244,606         164,859          964,990        512,652
                                               ------------    ------------    -------------   ------------
  Total interest expense...................       6,192,679       5,165,451       17,530,395     14,494,933
                                                -----------     -----------     ------------    -----------
NET INTEREST INCOME........................      10,879,963       9,612,651       31,374,440     26,880,244
PROVISION FOR LOAN LOSS ...................         631,000         631,000        1,731,000      1,554,987
                                               ------------    ------------     ------------   ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSS..................      10,248,963       8,981,651       29,643,440     25,325,257

NONINTEREST INCOME
Other service charges, commissions and fees       1,177,954         765,161        2,951,779      2,098,639
Service charges on deposit accounts........         736,973         652,390        2,162,934      1,952,139
Trust revenue..............................         413,847         333,985        1,215,226      1,006,991
Gains on sales of loans....................         409,466         379,534          959,551        922,211
Loan servicing fees........................         125,563         119,925          369,547        364,085
Other......................................          60,705         167,074          232,256        305,020
Net gains (losses) on sales of securities..           2,423          28,271          (43,963)       (19,496)
                                               ------------     -----------     ------------    -----------
  Total noninterest income.................       2,926,931       2,446,340        7,847,330      6,629,589

NONINTEREST EXPENSE
Salaries and employee benefits.............       4,865,691       4,384,962       13,892,388     12,003,958
Equipment..................................         758,767         620,036        2,095,731      1,759,308
Occupancy..................................         598,004         595,962        1,859,032      1,658,597
ATM and Bankcard...........................         487,794         324,295        1,026,833        767,501
Professional Fees..........................         183,537         387,948          973,520      1,466,424
Marketing..................................         249,120         157,005          711,655        528,979
Communications.............................         244,477         153,547          664,061        443,506
Printing and office supplies...............         201,966         176,357          613,605        582,568
FDIC insurance.............................          20,091           2,661           57,259          7,772
Other noninterest expense..................       1,004,813         817,645        2,710,531      2,274,507
                                                -----------     -----------      -----------    -----------
  Total noninterest expense................       8,614,260       7,620,418       24,604,615     21,493,120

INCOME BEFORE INCOME TAXES.................       4,561,634       3,807,573       12,886,155     10,461,726
PROVISION FOR INCOME TAXES ................       1,307,538       1,175,531        4,183,475      3,384,223
                                                -----------     -----------      -----------   ------------
NET INCOME.................................      $3,254,096      $2,632,042      $ 8,702,680    $ 7,077,503
                                                ===========     ===========     ============   ============

AVERAGE NUMBER OF COMMON
EQUIVALENT SHARES OUTSTANDING..............      10,364,676      10,263,980       10,360,030     10,259,334
EARNINGS PER SHARE
        Primary............................            $.31            $.26             $.84           $.69
        Fully Diluted......................            $.31            $.26             $.84           $.69


  The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                    Nine months ended
                                                                                      September 30,
                                                                              ----------------------------
                                                                                  1997            1996
                                                                              ------------    ------------
                                                                                       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ................................................................   $  8,702,680    $  7,077,503
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization of premises and equipment .................      1,254,974       1,153,254
  Amortization of intangibles .............................................         75,258          64,576
  Net loss on sales of available for sale investments .....................         43,963          19,496
  Provision for loan losses ...............................................      1,731,000       1,554,987
  (Increase) decrease in interest receivables .............................     (1,248,337)         45,044
  Increase in other assets ................................................     (2,487,345)     (2,543,244)
  (Decrease) increase in interest payable .................................        (27,461)         62,926
  (Decrease) increase in other liabilities ................................     (1,677,131)      1,462,476
                                                                              ------------    ------------
     Net cash  provided by operating activities ...........................      6,367,601       8,897,018

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of investment securities:
  Available for sale ......................................................     15,942,829      25,673,350
  Held to maturity ........................................................         27,011       5,347,783
Proceeds from sales of available for sale investment securities ...........     22,606,593      11,635,543
Purchase of investment securities:
  Available for sale ......................................................    (84,773,738)    (28,257,820)
  Held to maturity ........................................................             --        (267,664)
Acquisition of intangibles ................................................       (427,329)             --
Loans made to customers greater than principal collected on loans .........    (39,173,390)    (99,781,344)
Capital expenditures ......................................................     (1,895,296)     (2,327,437)
                                                                              ------------    ------------
    Net cash used in investing activities .................................    (87,693,320)    (87,977,589)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand, savings and interest
  bearing transaction accounts ............................................     67,937,804      62,345,486
Net increase in proceeds from sales of
  certificates of deposits greater than payments for maturing time deposits     35,705,240      19,868,717
Proceeds from long-term borrowings ........................................     10,500,000       4,000,000
Payments on long-term borrowings ..........................................    (20,351,382)     (2,997,850)
Net decrease in short-term borrowings .....................................     (3,628,016)     (1,766,904)
Sales of common stock, net ................................................        383,881         313,743
Dividends paid and cash paid for fractional shares ........................     (1,311,246)     (1,061,011)
                                                                              ------------    ------------
    Net cash provided by financing activities .............................     89,236,281      80,702,181
                                                                              ------------    ------------

NET INCREASE IN CASH AND CASH EQUIVALENTS .................................      7,910,562       1,621,610
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ............................     42,981,680      44,035,359
                                                                              ------------    ------------
CASH AND CASH EQUIVALENTS AT END  OF PERIOD ...............................   $ 50,892,242    $ 45,656,969
                                                                              ============    ============



The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                     Additional                 Net Unrealized Gains
                                                Common Stock           Paid-In       Retained   (Losses) Investments
                                           Share        Amount         Capital       Earnings    Available for Sale     Total
                                        -----------------------------------------------------------------------------------------
BALANCE, December 31, 1995 .........     5,308,813   $  6,636,016   $ 36,532,496   $ 14,036,510     $  1,775,245     $ 58,980,267

Net income .........................            --             --             --      9,802,015               --        9,802,015
Net unrealized losses on investments
   available for sale ..............            --             --             --             --         (847,959)        (847,959)
Cash dividends, $.15 per common
   share ...........................            --             --             --     (1,461,310)              --       (1,461,310)
Purchase of common stock pursuant
   to employee stock ownership plan          4,518          5,648         77,396             --               --           83,044
Sale of common stock pursuant to
   stock option plans ..............        56,377         70,471        533,391             --               --          603,862
Stock Split in the form of a 25
   percent dividend ................     1,333,585      1,666,981     (1,666,981)            --               --               --
Cash paid for fractional shares ....          (721)          (901)            --        (13,897)              --          (14,798)
                                        ----------   ------------   ------------   ------------     ------------     ------------

BALANCE, December 31, 1996 .........     6,702,572      8,378,215     35,476,302     22,363,318          927,286       67,145,121

Net income .........................            --             --             --      8,702,680               --        8,702,680
Net unrealized gains on investments
   available for sale ..............            --             --             --             --          345,558          345,558
Cash dividends, $.13 per common
    share ..........................            --             --             --     (1,311,246)              --       (1,311,246)
Sale of common stock pursuant to
   stock option plans ..............        39,099         48,874        335,007             --               --          383,881
Stock split in the form of a 50
   percent dividend ................     3,370,835      4,213,544     (4,213,544)            --               --               --
                                        ----------   ------------   ------------   ------------     ------------     ------------
BALANCE, September 30, 1997 ........    10,112,506   $ 12,640,633   $ 31,597,765   $ 29,754,752     $  1,272,844     $ 75,265,994
                                        ==========   ============   ============   ============     ============     ============



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

        The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months and nine months ended September 30, 1997 are not necessarily indicative of results to be anticipated for the year ending December 31, 1997.

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

3.      BUSINESS COMBINATIONS

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

        SFAS 128 replaces current earnings per share reporting requirements and requires a dual presentation of basic and diluted earnings per share. Basic earnings per share excludes dilution and is computed by dividing net income by the weighted average common shares outstanding of 10,092,610 and 9,992,704 during the three months ended September 30, 1997 and 1996, respectively. The year-to-date average common shares outstanding were 10,074,032 and 9,979,345 during the nine months ended September 30, 1997 and 1996 respectively. Diluted earnings per share reflects the potential dilution that could occur if common shares were issued pursuant to the exercise of options under Bancorp's Stock Option Plans.

        Pro forma amounts for basic and diluted earnings per share assuming SFAS 128 had been in effect are as follows:

                                    Three Months Ended           Nine Months Ended
                                      September 30,                September 30,
                                    1997          1996           1997         1996
                                    ----          ----           ----         ----
       Basic earnings per share     $.32          $.26           $.86         $.71
       Diluted earnings per share   $.31          $.26           $.84         $.69

5.      NET INCOME PER COMMON SHARE

        The Board of Directors declared a quarterly cash dividend of $.05 per post split share during the third quarter of 1997. In addition, dividends of $.04 and $.04 were declared in the first and second quarters of 1997. A stock split in the form of a 50 percent dividend was declared during the third quarter of 1997. All per share amounts have been restated to retroactively reflect stock dividends and stock splits previously reported.


6.      SUPPLEMENTAL CASH FLOW INFORMATION

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

        Bancorp paid $17,557,856 and $14,432,007, for interest in the nine months ended September 30, 1997 and 1996, respectively. Income taxes paid were $4,719,929 and $3,337,067 in the nine months ended September 30, 1997 and 1996, respectively.

7.      RECLASSIFICATIONS

        Certain reclassifications of prior year amounts have been made to conform to current classifications.

8.      SUBSEQUENT EVENTS (unaudited)

        On October 30, 1997, Bancorp entered into a Plan and Agreement of Merger (the "Agreement") with Centennial Holdings, Ltd. of Olympia. Under the Agreement, Centennial Holding's subsidiary, Centennial Bank, will become a wholly-owned subsidiary of West Coast Bancorp.

        The transaction which is expected to close in the first quarter of 1998, is subject to approval by Centennial Holdings, Ltd. and West Coast Bancorp shareholders and applicable regulatory agencies. The transaction will be accounted for as a pooling-of-interests under generally accepted accounting principles.

        Centennial Holdings, Ltd. is a bank holding company, headquartered in Olympia, Washington. Its principal business activities are conducted through Centennial Bank, a Washington state chartered, full-service commercial bank, whose deposits are insured by the Federal Deposit Insurance Corporation. At December 31, 1996, Centennial Holdings Ltd. had assets totaling $228.0 million and equity capital totaling $18.4 million. Centennial Holdings Ltd. earned $1,874,449 and $2,358,562 for the years ending December 31, 1996 and 1995, respectively. Centennial Bank's primary service areas are the counties of Lewis, Thurston, Mason and Pierce in Washington. Centennial Bank emphasizes real estate related loans to small businesses located within its market area.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 1997 and 1996

        Net Income. Bancorp reported net income of $3,254,096 or $.31 per fully diluted share, for the three months ended September 30, 1997. This represents a 24% increase in net income, as compared to $2,632,042 or $.26 per fully diluted share, for the three months ended September 30, 1996. Increased net income was primarily the result of increased net interest income due to growth in interest earning assets. Noninterest income rose mainly due to an increased customer base and higher transaction volumes. Expenses increased mainly due to new branch expansion costs and other costs directly related to growth.

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

        Net interest income on a tax equivalent basis for the three months ended September 30, 1997 increased $1,234,556 or 12.42%, to $11,172,583 from
$9,938,027 for the same period in 1996. Average interest earning assets increased by $126.5 million, or 20.73%, to $736.6 million from $610.1 million for the same period in 1996. Average interest bearing liabilities increased $96.9 million or 19.59% over the same period. The average net interest spread decreased from 5.70% to 5.20%,which was mainly caused by decreased average earning yields, due to a shift in asset mix with a greater percentage of earning assets in investment securities and cash equivalents. Bancorp's net interest margin for the three months ended September 30, 1997 was 6.02%, a decrease of 46 basis points from 6.48% for the comparable period of 1996. Average rates paid were constant at 4.15% over both periods ended 1997 and 1996.

        Analysis of Net Interest Income. The following table presents information regarding yields on interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for the periods indicated on a tax equivalent basis:

                                               Three Months Ended
                                                  September 30,
                                         -------------------------------                                       Increase
                                              1997               1996           (Decrease)        Change
                                         ------------       ------------       -----------        ------
Interest and fee income(1)..........     $ 17,365,262       $ 15,103,478       $ 2,261,784        14.98%
Interest expense....................        6,192,679          5,165,451         1,027,228        19.89%
                                         ------------      -------------       -----------        -----
Net interest income.................     $ 11,172,583      $   9,938,027       $ 1,234,556        12.42%
                                         ============      =============       ===========       =======
Average interest earning assets.....     $736,602,344       $610,133,689      $126,468,655        20.73%
Average interest bearing liabilities     $591,849,783       $494,912,339       $96,937,444        19.59%
Average yields earned(2)............             9.35%              9.85%            (0.50)
Average rates paid(2)...............             4.15%              4.15%                -
Net interest spread(2)..............             5.20%              5.70%            (0.50)
Net interest margin(2)..............             6.02%              6.48%            (0.46)

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2) These ratios for the three months ended September 30, 1997 and 1996 have been annualized.

        Provision for Loan Losses. Management's policy is to maintain an adequate allowance for loan loss based on historical trends, current and economic forecasts and statistical analysis of the loan portfolio, as well as detailed review of individual loans, and current loan performance. Bancorp recorded provisions for loan losses for the third quarter of 1997 and 1996 of $631,000 and $631,000 respectively. Net charge-offs for the third quarter of 1997 were $98,000, compared to net charge-offs of $77,000 for the same period in 1996. At September 30, 1997, the percentage of non-performing assets was 0.41% of total assets.

        Management has in place a comprehensive loan approval process and asset quality monitoring system. Management continues its efforts to collect amounts previously charged off and to originate new loans of high quality. Management believes that the allowance for loan losses at September 30, 1997 was adequate to absorb potential loss exposure in the portfolio. Further additions to the allowance for loan losses could become necessary, depending upon the performance of Bancorp's loan portfolio or changes in economic conditions, as well as growth within the loan portfolio. See "Loan Loss Allowance and Provision".

        Noninterest Income. Noninterest income for the third quarter of 1997 was $2,926,931 up $480,591 or 19.65 % over the like period in 1996. Other service charges, commissions, and fees increased $412,793 or 53.95% in 1997 over 1996. The increases in other service charges, commissions, and fees were due to strong growth in the merchant bankcard program and sales of investment products. Service charges on deposit accounts increased to $736,973, a 12.97% increase over the same period in 1996. Trust revenue increased 23.91% in 1997 over 1996, due mainly to an increased customer base, assets managed, and transaction volumes. Gains on sales of loans increased $29,932 to $409,466 or 7.89% in 1997 over 1996. The increase in sales of loans was due to increased activity in the residential real estate programs. Loan servicing fees increased slightly while other noninterest income decreased in 1997 over 1996.

        Noninterest Expense. Noninterest expenses for the third quarter ended September 30, 1997, were $8,614,260, an increase of $993,842 or 13.04% over the same period in 1996. Salaries and employee benefits, equipment, occupancy, ATM and Bankcard, communication, marketing expenses and other expenses are higher in the third quarter of 1997 due mainly to expansion of the Bank's branch system and the additions of new products and services over the period. In general, opening new branches results in higher costs for Bancorp which are not offset until a certain level of growth in deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations, until earnings grow to cover overhead. Salaries and employee benefits increased $480,729 or 10.96% due to increases in personnel over 1996. Equipment expense increased $138,731 or 22.37% in 1997 over 1996 in the third quarter as Bancorp continues to keep pace with increased technology improvements and expansion. Occupancy costs increased slightly in the three months ended September 1997 over 1996. ATM and bankcard expenses increased 50.42% due to strong growth in transaction volumes in the merchant bankcard program. Marketing and printing expenses increased in 1997 over 1996 due to increased efforts to promote products and services in current and new markets. Professional fees are down $204,411 due to merger costs incurred in 1996 that did not reoccur in 1997. FDIC Insurance and other non-interest expense increased in line with the continued growth of the organization.

Nine months Ended September 30, 1997 and 1996

        Net Income. For the nine months ended September 30, 1997, Bancorp's net income was $8,702,680, an increase of $1,625,177 from $7,077,503 for same period in 1996, a 22.96% increase. Fully diluted earnings per share for the nine month period ended September 30, 1997 was $0.84 compared to $0.69 in 1996. Net interest income totaled $31,374,440 for the nine months ended September 30, 1997, a 16.72% increase from the same period in 1996.

        Net Interest Income. During the nine month period ended September 30, 1997 and 1996, average interest earning assets were $698.7 million and $581.8 million, respectively. During the same periods, average interest bearing liabilities grew to $565.2 million from $473.6 million, respectively. Additionally, during the same periods, net interest margins decreased to 6.17% from 6.40% respectively due mainly to an increased cost of funds and a decreased average yield earned on interest earning assets due to a shift in asset mix with a greater percentage of earning assets in investment securities and cash equivalents. Net interest income on a tax-equivalent basis increased $4,343,481, or 15.57%, to $32,234,608 in the nine months of 1997 from $27,891,127 in 1996.
The increased net interest income was caused mainly by the increased earning asset growth. Average interest earning assets increased 20.08% over the period while the average yield earned decreased 21 basis points to 9.52% at September 30, 1997 from 9.73% in 1996. The changing interest rate environment and asset mix in 1997 also led to a decrease in the net interest spread of 27 basis points to 5.37% from 5.64 in 1996. Average interest bearing liabilities increased $91.6 million, or 19.33%, to $565.2 million for the period ended September 30, 1997, while the average rates paid increased 6 basis points to 4.15%.

        Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:


                                             Nine Months Ended
                                                September 30,
                                       ------------------------------      Increase
                                            1997             1996         (Decrease)         Change
                                       -------------    -------------    -------------       ------
Interest and fee income(1) .........   $  49,765,003    $  42,386,060    $   7,378,943       17.41%
Interest expense ...................      17,530,395       14,494,933        3,035,462       20.94%
                                       -------------    -------------    -------------       -----
Net interest income ................   $  32,234,608    $  27,891,127    $   4,343,481       15.57%
                                       =============    =============    =============       =====
Average interest earning assets ....   $ 698,661,307    $ 581,844,847    $ 116,816,460       20.08%
Average interest bearing liabilities   $ 565,179,726    $ 473,610,849    $  91,568,877       19.33%
Average yields earned(2) ...........            9.52%            9.73%           (0.21)
Average rates paid(2) ..............            4.15%            4.09%            0.06
Net interest spread(2) .............            5.37%            5.64%           (0.27)
Net interest margin(2) .............            6.17%            6.40%           (0.23)

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2) These ratios for the nine months ended September 30, 1997 and 1996 have been annualized.


        Provision for Loan Losses. Bancorp recorded a provision for loan losses of $1,731,000 in the first nine months of 1997, compared to $1,554,987 in the same period in 1996. The increase in the provision is due mainly to increases in outstanding loans over the period. Bancorp incurred net charge-offs of $374,000 in 1997, compared to $716,000 during 1996. The allowance for loan losses as a percentage of loan totals at September 30, 1997 and 1996 were 1.46% and 1.29% of total loans, respectively.

        Non-Interest Income. Non-interest income for the nine months ended September 30, 1997 was $7,847,330, an increase of $1,217,741 or 18.37%, from
$6,629,589 for the same period in 1996. Other service charges, commissions and fees, service charges on deposit accounts, and trust revenue increased during the period due to an increased customer base and transaction volumes. Gains on sales of loans increased $37,340 as a result of increased activity in Bancorp's residential real estate department. Loan servicing fees remained stable during the period. Overall increases in non-interest income were due to increased market presence in existing and expanding market services.

        Non-Interest Expense. Non-interest expense increased 14.48% during the first nine months of 1997 over the same period in 1996. The increase in operating expense resulted from additional costs associated with entering new markets. The largest increase was in the area of salaries and benefits, which increased to $13,892,388 in 1997 from $12,003,958, up 15.73% from the same period in 1996. The number of full time equivalent employees increased during 1997 to 504 from 461 in 1996. In general, the opening of new branches results in higher costs for Bancorp which are not offset until a certain level of growth in deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations, until earnings grow to cover overhead. Professional fees were lower during the period due to non reoccurring merger costs. FDIC deposit insurance increased slightly in the period due to the increase in overall deposits. Other increases in non-interest expense generally were caused by higher operating activity levels associated with Bancorp's growth.

INCOME TAXES

        During the first nine months of 1997, due to an increase in pre-tax income and a change in the mix of taxable and nontaxable income items, the provision for income taxes increased from that of 1996. During the third quarter of 1997, Bancorp benefited from a reduction in the Oregon State tax rate. Bancorp will see additional benefit from the tax rate reduction in the fourth quarter of 1997.

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

        Deposits are Bancorp's primary source of new funds. Total deposits were $708.5 million at September 30, 1997, up from $604.9 million at December 31, 1996. Bancorp does not generally accept brokered deposits. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of a quality product. Increases over the period are due to the opening of new branch facilities, the acquisition of $7.5 million in deposits acquired from Wells Fargo Bank in July 1997, marketing efforts, and new business development programs initiated by Bancorp.

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

        Shareholders' equity increased to $75,265,994 at September 30, 1997 from $67,145,121 at December 31, 1996 an increase of $8,120,873, or 12.09%, over that period of time. At September 30, 1997, Bancorp's shareholders' equity, as a percentage of total assets, was 9.30%, compared to 9.43% at December 31, 1996. The decrease was primarily the result of Bancorp's asset base growing faster than equity. Equity grew at 12.09% over the period from December 31, 1996 to September 30, 1997, while assets grew by 13.56% over the same period.

        As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.


                                                   September 30, 1997
                                              ----------------------------
(Dollars in thousands)
                                                Amount               Ratio
                                              ---------              -----
Tier 1 capital.........................        $ 73,479              11.54%
Tier 1 capital minimum requirement.....          25,460               4.00
                                               --------              -----
  Excess over minimum Tier 1 capital...         $48,019               7.54%
                                                =======              =====

Total capital..........................        $ 81,441              12.80%
Total capital minimum requirement......          50,920               8.00
                                               --------              -----
  Excess over minimum total capital....        $ 30,521               4.80%
                                               ========              =====

Risk-adjusted assets...................        $636,502
                                               ========

Leverage ratio.........................                               9.31%
Minimum leverage requirement...........                               3.00
                                                                     -----
  Excess over minimum leverage ratio...                               6.31%
                                                                     =====

Adjusted total assets..................        $789,443
                                               ========

LOAN PORTFOLIO

        Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 69.89% of total assets as of September 30, 1997. Although the Banks strive to serve the credit needs of the service areas, the primary focus is on real estate related and commercial credits. The Banks make substantially all of their loans to customers located within the Banks' service areas. The Banks have no loans defined as highly leveraged transactions by the FRB. The following table presents the composition of the Banks' loan portfolios, at the dates indicated:

                                                      September 30, 1997          December 31, 1996
                                                    ---------------------       --------------------
(Dollars in thousands)                               Amount       Percent        Amount      Percent
----------------------                              --------      -------       -------      -------
Commercial.....................................     $101,453        17.94%      $97,515        18.44%
Real estate construction.......................       83,148        14.71        69,917        13.22
Real estate mortgage...........................       91,907        16.26        92,060        17.41
Real estate commercial.........................      259,531        45.91       235,935        44.62
Installment and other consumer.................       37,697         6.66        40,366         7.64
                                                    --------       ------       -------       ------
Total loans....................................      573,736       101.48%      535,793       101.33%
Allowance for loan losses......................       (8,395)                    (7,038)
                                                    --------                   --------

Total loans, net...............................     $565,341                   $528,755
                                                    =========                  ========

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

(Dollars in thousands)                                              September 30, 1997  December 31, 1996
---------------------                                               ------------------  -----------------
Loans on nonaccrual status .....................................           $2,870            $1,884

Loans past due greater than 90 days but not on nonaccrual status              155                92

Other real estate owned ........................................              331                --
                                                                           ------            ------

Total nonperforming assets .....................................           $3,356            $1,976
                                                                           ======            ======

Percentage of nonperforming assets to total assets .............              .41%              .28%
                                                                           ======            ======

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

                                                   Nine months ended            Year ended
(Dollars in thousands)                            September 30, 1997        December 31, 1996
----------------------                            -------------------       -----------------
Loans outstanding at end of period ...........           $ 573,736             $ 535,793
Average loans outstanding during the period ..           $ 552,541             $ 466,623


Allowance for loan losses, beginning of period           $   7,038             $   5,569
Recoveries ...................................                  78                   194
Loans charged off ............................                (452)                 (900)
                                                         ---------             ---------
Net loans charged off ........................                (374)                 (706)
Provision for loan losses ....................               1,731                 2,175
                                                         ---------             ---------
Allowance for loan losses, end of period .....           $   8,395             $   7,038
                                                         =========             =========
Ratio of net loans charged off
  to average loans outstanding(1) ............                 .09%                  .15%
Ratio of allowance for loan losses
  to loans at end of period ..................                1.46%                 1.31%

(1) The ratios for the nine months ended September 30, 1997 have been annualized.

     Increases in the provision for loan losses in the nine months ended September 1997 were due mainly to increases in loan growth. In addition, further forecasted loan growth will lead to expected future increases in the provision for loan losses. Historical activity in loans charged off or recoveries are not necessarily indicative of activity to be anticipated for the year ending December 31, 1997.

INVESTMENT PORTFOLIO

The following table shows the carrying value of the Banks' portfolio of investments:



                                                             September 30,          December 31,
                                                                 1997                   1996
(Dollars in thousands)                                       -------------          ------------
Investments available for sale (At Fair Value)
U.S. Treasury securities.............................           $ 3,811                $ 8,827
U.S. Government agency securities....................            73,408                 38,338
Corporate securities.................................            19,757                  3,358
Mortgage-backed securities...........................             9,782                 14,978
Obligations of state and political subdivisions......            41,544                 36,617
Other securities.....................................             5,393                  5,050
                                                               --------               --------
  Total..............................................          $153,695               $107,168
                                                               ========               ========

Investments held to maturity (At Historical Cost)
U.S. Treasury securities.............................          $      -               $      -
U.S. Government agency securities....................                 -                      -
Corporate securities.................................                 -                      -
Mortgage-backed securities...........................                 -                      -
Obligations of state and political subdivisions......             2,596                  2,623
Other securities.....................................                 -                      -
                                                               --------               --------
  Total..............................................          $  2,596               $  2,623
                                                               ========               ========

  Total Investment Portfolio.........................          $156,291               $109,791
                                                               ========               ========

                           PART II. OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K.

(a)     Exhibits

               Exhibit 27 Article 9 Financial Data Schedules for Form 10-Q.


(b) During the three months ended September 30, 1997, West Coast Bancorp filed the following current report on Form 8-K:

               None.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          WEST COAST BANCORP

                                              (Registrant)




Dated: November 13, 1997       /s/ Victor L. Bartruff
                               ----------------------
                               Victor L. Bartruff
                               President and Chief Executive Officer



Dated: November 13, 1997       /s/ Donald A. Kalkofen
                               ----------------------
                               Donald A. Kalkofen
                               Executive Vice President and
                               Chief Financial Officer