Form 10-K
period 1997-12-31
WEST COAST BANCORP /NEW/OR/
filed 1998-03-30
CIK 717059

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934



For the fiscal year ended December 31, 1997      Commission file number 0-10997


                               WEST COAST BANCORP
             (Exact name of registrant as specified in its charter)


                Oregon                                        93-0810577
    (State or other jurisdiction of                        (I.R.S. Employer
    incorporation or organization)                        Identification No.)


    5335 Meadows Road -- Suite 201
    Lake Oswego, Oregon                                          97035
    (Address of principal executive offices)                  (Zip Code)


       Registrant's telephone number, including area code: (503) 684-0884

           Securities registered pursuant to Section 12(b) of the Act:
                                      None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, No Par Value
                                (Title of Class)

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The approximate aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant on February 28, 1998, was $341,277,381.

      The number of shares of Registrant's Common Stock outstanding on February 28, 1998, was 12,639,903.


                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the West Coast Bancorp Definitive Proxy Statement dated March 20, 1998 are incorporated by reference into Part III of Form 10-K.

                                      INDEX

                                                                                     Page
PART I                                                                               ----
Item 1.     BUSINESS................................................................. 1
              General................................................................ 1
              Recent Developments.....................................................1
              Subsidiaries............................................................2
              Employees...............................................................3
              Competition.............................................................3
              Governmental Policies...................................................4
              Supervision and Regulation..............................................4
Item 2.     PROPERTIES...............................................................11
Item 3.     LEGAL PROCEEDINGS........................................................12
Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS......................12


PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS......................................................13
Item 6.     SELECTED FINANCIAL DATA..................................................14
Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
              FINANCIAL CONDITION AND RESULTS OF OPERATIONS..........................15
Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..............................27
Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
              ACCOUNTING AND FINANCIAL DISCLOSURE....................................51


PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.......................51
Item 11.    EXECUTIVE COMPENSATION...................................................51
Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
              MANAGEMENT.............................................................51
Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...........................51


PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
              FORM 8-K...............................................................52
SIGNATURES...........................................................................53
EXHIBIT INDEX........................................................................54

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

     As discussed in more detail under "Recent Developments," pursuant to an Agreement and Plan of Merger dated as of October 24, 1994, between former West Coast Bancorp ("Old WCB") and the registrant, as amended as of December 12, 1994, Old WCB and the registrant were merged on February 28, 1995, with the registrant as the surviving corporation. Old WCB was a one bank holding company headquartered in Newport, Oregon. The combined company commenced operations on March 1, 1995, under the name West Coast Bancorp.

     Bancorp is headquartered in Lake Oswego, Oregon. Bancorp's principal business activities are conducted through its three bank subsidiaries, The Commercial Bank and The Bank of Newport located in Oregon and Bank of Vancouver located in Washington (collectively, the "Banks"), each of which is a state-chartered, full-service commercial bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1997, the Banks had facilities in a total of 32 cities and towns in Oregon and southwest Washington, operating a total of 37 full-service branches and 3 limited service branches. Bancorp's subsidiary, Valley Commercial Bank, was merged into The Bank of Newport in the first quarter of 1997. The Bank of Newport continues to operate three branches under the assumed business name "Valley Commercial Bank." The registrant also operates West Coast Trust Company, Inc. which provides agency, fiduciary, and other related trust services. The market value of assets managed for others at December 31, 1997 totaled $203.6 million.


                               RECENT DEVELOPMENTS
RESULTS

     For the year ended December 31, 1997, the operations of the registrant on a combined basis earned net income of $11.9 million, or $1.12 per diluted share. The combined equity of the registrant at December 31, 1997, was $79.3 million, with 10.2 million shares outstanding and a book value of $7.78 per share. Net loans of the Banks (combined) of $580.7 million at December 31, 1997, represented approximately 68.3 percent of combined total assets. Combined deposits total $714 million at year-end 1997.

MANAGEMENT REORGANIZATION

     Effective February 10, 1997, Victor L. Bartruff, formerly Co-President and Chief Executive Officer of Bancorp, assumed the role of President and Chief Executive Officer of Bancorp. Mr. Rodney Tibbatts, formerly Co-President and Chief Executive Officer has taken the role of Executive Vice President and Director of Corporate Development and is primarily responsible for investor relations and corporate development including acquisitions. Each affiliate is continuing to operate in its respective local communities with local decision making authority under the guidance of community boards of directors and local management. In addition, Mr. Bartruff relinquished his position as President and Chief Executive Officer of The Bank of Newport. Mr. Timothy P. Dowling was hired to fill the position of President of The Bank of Newport.

ACQUISITION OF CENTENNIAL HOLDINGS, LTD. ("CHL")

     On February 28, 1998, Bancorp consummated a Plan and Agreement of Merger ("Agreement") with Centennial Holdings, Ltd. ("CHL") of Olympia, Washington. Under the Agreement, CHL's principle subsidiary, Centennial Bank, became a wholly-owned subsidiary of Bancorp. The transaction was accounted for as a pooling-of-interest under generally accepted accounting principles.

     CHL was a bank holding company, headquartered in Olympia, Washington. Its principal business activities were conducted through its only commercial bank subsidiary, Centennial Bank, a Washington state chartered, full-service commercial bank, whose deposits are insured by the FDIC. At December 31, 1997, CHL had assets totaling $268.4 million, and equity capital totaling $21.8 million. CHL earned $2.8 million and $1.9 million for the years ended December 31, 1997 and 1996, respectively. Centennial Bank was organized in 1974 and serves customers in southwestern Washington through eight branches and two real estate offices. Based in Olympia, Centennial Bank also has offices in Lacey, Whelton, Hoodsport, Centralia, Chehalis, Fife, and Puyallup.

FUTURE EXPANSION STRATEGY

     Bancorp's acquisition of CHL is consistent with Bancorp's strategy of growing the company through the acquisition of community banks in Oregon and Washington that share Bancorp's supercommunity banking philosophy. Accordingly, Bancorp will continue to explore future opportunities to expand its banking network and other closely related businesses as attractive opportunities may arise from time to time. In furtherance of that strategy on March 5, 1997, Bancorp entered into an agreement with Wells Fargo and Company to acquire the approximately $11.3 million in deposits of the Waldport, Oregon branch. The branch was merged with the Bank of Newport's former branch in Waldport, effective July, 1997.


                                  SUBSIDIARIES
THE BANKS

     The Commercial Bank was organized in 1954. The Commercial Bank's main office is located in Salem, Oregon; it has three additional branches in Salem, three branches in Keizer, two branches in Newberg and branches in Dallas, King City, Molalla, Monmouth, Silverton, Sublimity, Tigard, Wilsonville, and Woodburn. At December 31, 1997, it had deposits totaling $358.9 million and loans totaling $253.5 million.

     The Bank of Newport, established in 1925, currently conducts business through nine branches in western Oregon, located in the cities of Newport (two branches), Lincoln City, Waldport, Depoe Bay, Toledo, Portland, Lake Oswego and Clackamas. The Bank of Newport operates three additional branches, located in Forest Grove, North Plains, and Hillsboro, Oregon under the assumed business name "Valley Commercial Bank." At December 31, 1997, The Bank of Newport had deposits totaling $248.2 million and loans totaling $223.6 million.

     Bank of Vancouver was organized in 1989. Bank of Vancouver has two offices, both located in Vancouver, Washington. At December 31, 1997, it had deposits totaling $111.5 million and loans totaling $112.2 million.

     The primary business strategy of the affiliates is to provide community banking and related services to individuals, professionals, and small- and medium-sized businesses, emphasizing customer relationships, a high level of service, and attention to customer needs. Small to medium-sized business, real estate construction and commercial customers are a significant focus of activity. The Banks offer deposit accounts, safe-deposit boxes, consumer lending, commercial and residential real estate lending, commercial loans, including operating lines secured by accounts receivable and inventory, and other traditional bank products. Their loan portfolios have some concentration in real estate secured loans, agricultural and light manufacturing related businesses. Deposit products include regular and special checking accounts, savings accounts, certificates of deposit, and money market accounts. Consumer credit products include residential first and second mortgages, automobile loans, credit cards, lines of credit, and other products. Lending services include short to intermediate-term loans, inventory financing, equipment leasing, revolving lines of credit, and other types of credit. The Banks also offer VISA credit card programs as part of their retail banking services.

     Bancorp also operates a commercial real estate loan brokerage division which originates and brokers commercial real estate loans to other banks, insurance companies, pension funds, and other sophisticated investors.

     In order to provide convenient banking services to their customers, the Banks offer extended banking hours in selected branches. Automatic teller machines are available in 35 branch and other locations offering 24-hour transaction services, including cash withdrawals, deposits, account transfers, and balance inquiries. The Banks offer electronic banking services through telephone and personal computers. The Banks also offer tax-deferred annuities, single-premium whole life insurance, other insurance investment products, and securities products.

BANK LOCATIONS

     The principal offices of the Banks are as follows:

     The Commercial Bank       301 Church Street, N.E., Salem, OR 97301     (503) 399-2900
     The Bank of Newport       506 SW Coast Highway, Newport, OR 97365      (541) 265-6666
     Bank of Vancouver         801 Main Street, Vancouver, WA 98660         (360) 693-1246

WEST COAST TRUST COMPANY

     West Coast Trust provides trust services to individuals, partnerships, corporations, and institutions. West Coast Trust acts as fiduciary of estates and conservatorships, and as a trustee under various wills, trust, and pension and profit-sharing plans. These trust and annuity services are available and offered through a third party broker-dealer with offices at branches of West Coast Bancorp affiliates. The main office of West Coast Trust is located at 301 Church Street, Salem, OR 97301 (503) 399-2993.

COBAN, INC.

     In December 1967, The Commercial Bank incorporated Coban, Inc. ("Coban"), an Oregon corporation. Coban was established to hold selected fixed assets of The Commercial Bank and to provide additional flexibility for real property transactions. In addition, Coban serves as an intermediary to purchase Common Stock for the voluntary employee stock purchase plan and the shareholder dividend reinvestment plan. Effective December 31, 1997, Coban was dissolved and its assets and liabilities were transferred to Bancorp.

BV CORPORATION

     In 1996, Bank of Vancouver incorporated BV Corporation, a Washington Corporation. BV Corporation was established to serve as trustee under deeds of trust.

                                    EMPLOYEES

     At December 31, 1997, Bancorp and its subsidiaries had approximately 498 full-time equivalent employees. None of these employees are represented by labor unions. A number of benefit programs are available to eligible employees including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plan, stock option plans and an optional employee stock purchase plan.

                                   COMPETITION

     At September, 1997, The Commercial Bank and the Bank of Newport were the 5th, and 6th largest, respectively, of the 48 commercial and savings banks in Oregon. Bank of Vancouver was the 45th largest of the commercial and savings banks in Washington. The Banks compete with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages, and other financial institutions. Banking in Oregon and Washington is dominated by several significant banking institutions which include the U. S. Bank, Wells Fargo Bank, Bank of America, and Washington Mutual Savings Bank, which together account for a majority of the total commercial and savings bank deposits in Oregon and Washington. These competitors offer a greater number of branch locations (with statewide branch networks in the case of the two largest competitors), the ability to offer higher lending limits, and a variety of services not offered by the Banks. Bancorp has attempted to offset some of the advantages of the larger competitors by arranging participations with other banks for loans above its subsidiaries' legal lending limits. Emphasis is placed on local banking featuring quality service, local responsive decision making, and money reinvested into the community, and participation in nationwide services such as VISA, The Exchange, Interlink, Plus, and Accel.

                              GOVERNMENTAL POLICIES

     The earnings and growth of Bancorp, the Banks and Bancorp's other subsidiaries, as well as their existing and future business activities, are affected not only by general economic conditions, but also by the fiscal and monetary policies of the Federal government and its agencies, particularly the Board of Governors of the Federal Reserve System ("FRB"). The FRB implements national monetary policies (intended to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rates applicable to borrowings by banks from the Federal Reserve Banks. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and deposits. As banking is a business which depends largely on interest rate differentials (in general, the difference between the interest rates paid by the Banks on their deposits and their other borrowings and the interest rates received by the Banks on loans extended to their customers and on securities held in the Banks' investment portfolios), the influence of economic conditions and monetary policies on interest rates will directly affect earnings. The nature and impact of any future changes in monetary policies cannot be predicted.


                           SUPERVISION AND REGULATION

GENERAL

INTRODUCTION

     The following generally refers to certain statutes and regulations affecting the banking industry. These references provide brief summaries only and are not intended to be complete. These references are qualified in their entirety by the referenced statutes and regulations. In addition, some statutes and regulations may exist that apply to and regulate the banking industry but are not referenced below. Changes in applicable statutes and regulations may have a material effect on the business of WCB and its subsidiaries.


WCB

GENERAL

     As a bank holding company, WCB is subject to the Bank Holding Company Act of 1956 ("BHCA"), as amended, which places it under the supervision of the Board of Governors of the FRB. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities related to banking. Certain recent legislation has expanded interstate branching and relaxed federal restrictions on interstate banking and may expand opportunities for bank holding companies (for additional information see below under the heading "The Banks -- Interstate Banking and Branching". However, the full impact of this legislation on WCB is unclear at this time.

HOLDING COMPANY STRUCTURE

     FRB Regulation. A bank holding company must obtain the approval of the FRB:
(1) before acquiring direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, it would own or control, directly or indirectly, more than 5% of the voting shares of such bank; (2) before merging or consolidating with another bank holding company; and (3) before acquiring substantially all of the assets of any additional banks.

     WCB must file annual and certain interim reports required from time to time by the FRB. In addition, the FRB performs periodic examinations of WCB.

     Holding Company Control of Nonbanks. With certain exceptions, the BHCA prohibits bank holding companies from acquiring direct or indirect ownership or control of voting shares in any company which is not a bank or a bank holding company, unless the FRB determines that the activities of such company are so closely related to banking or managing or controlling banks as to be a proper incident thereto. In making such determinations, the FRB considers whether the performance of such activities by a bank holding company would offer advantages to the public that would outweigh possible adverse effects. The Economic Growth and Regulatory Paperwork Reduction Act of 1996 ("Economic Growth Act") amended the BHCA to eliminate the requirement that bank holding companies seek FRB approval before engaging de novo in permissible nonbanking activities if the holding company is well-capitalized and meets certain other specified criteria. A bank holding company meeting those specifications need only notify the FRB within 10 business days after beginning the activity.

     The Economic Growth Act also established an expedited procedure for well-capitalized bank holding companies meeting certain criteria to obtain FRB approval to acquire smaller companies that engage in permissible non-banking activities pre-approved by FRB order.

     Transactions With Affiliates. WCB and the Banks are deemed affiliates within the meaning of the Federal Reserve Act, and transactions between affiliates are subject to certain restrictions. Covered transactions include, subject to specific exceptions, loans by bank subsidiaries to affiliates, investments by bank subsidiaries in securities issued by an affiliate, the taking of such securities as collateral, and the purchase of assets by a bank subsidiary from an affiliate.

     Support of Subsidiary Banks. Under FRB policy, a bank holding company is expected to act as a source of financial and managerial strength to, and commit resources to support, each of its subsidiary banks. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks. The Crime Control Act of 1990 provides that, in the event of a bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment the bank holding company has made to a federal bank regulatory agency to maintain the capital of a subsidiary bank and this obligation will be entitled to a priority of payment.

     Tie-In Arrangements. WCB and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither WCB nor its subsidiaries may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. Effective April 21, 1997, the FRB has also adopted significant amendments to its anti-tying rules that: (1) remove FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments are designed to enhance competition in banking and nonbanking products and allow banks and their affiliates to provide more efficient, lower cost service to their customers. However, the impact of these amendments on WCB and its subsidiaries is unclear at this time.

     State Law Restrictions. As an Oregon corporation, WCB is subject to certain limitations and restrictions under applicable Oregon corporate law. For example, state law restrictions in Oregon include limitations and restrictions relating to: indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

     Securities Registration and Reporting. The common stock of WCB is registered as a class with the SEC under the 1934 Act and thus is subject to the periodic reporting and proxy solicitation requirements and the insider-trading restrictions of that Act. The periodic reports, proxy statements, and other information filed by WCB under that Act can be inspected and copied at or obtained from the office of the SEC in Washington, D.C. In addition, the securities issued by WCB are subject to the registration requirements of the 1933 Act and applicable state securities laws unless exemptions are available.

CONTROL TRANSACTIONS

     The Change in Bank Control Act of 1978, as amended, prohibits a person or group of persons from acquiring "control" of a bank holding company unless the FRB has been given 60 days' prior written notice of the proposed acquisition, and within that time period, the FRB has not issued a notice disapproving the proposed acquisition or extending for up to another 30 days the period during which such a disapproval may be issued. An acquisition may be made before the expiration of the disapproval period if the FRB issues written notice of its intent not to disapprove the action. Under a rebuttable presumption established by the FRB, the acquisition of 10% or more of a class of voting stock of a bank holding company with a class of securities registered under Section 12 of the Exchange Act would, under the circumstances set forth in the presumption, constitute the acquisition of control.

     In addition, any company would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% if the company is a bank holding company) or more of the outstanding shares of WCB or to otherwise obtain control over the WCB.


THE BANKS

GENERAL

     Despite some recent legislative initiatives to reduce regulatory burdens, banking remains a highly regulated industry. Legislation enacted from time to time may increase the cost of doing business, limit or expand permissible activities, or affect the competitive balance between banks and other financial and nonfinancial institutions. Proposals to change the laws and regulations governing the operations and taxation of banks and other financial institutions are frequently made in Congress, in state legislatures, and before various bank regulatory agencies. In addition, there continue to be proposals in Congress to restructure the banking system.

     Some of the significant areas of bank regulation, including significant federal legislation affecting state-chartered banks, are generally discussed below.

REGULATION OF STATE BANKS

     Oregon state banks, such as The Bank of Newport and The Commercial Bank are subject to primary regulation and examination by the Oregon Department of Consumer and Business Services ("Oregon Department"). As a Washington State bank, the Bank of Vancouver is subject to primary regulation and examination by the Washington Director of the Washington Department of Financial Institutions ("Washington Director"). The Banks are also subject to supervision, examination, and regulation by certain federal banking agencies. The deposits of the Banks are insured (to applicable limits) by, and therefore are subject to regulation by, the FDIC.

     Applicable federal and state statutes and regulations governing a bank's operations relate, among other matters, to capital requirements, required reserves against deposits, investments, loans, legal lending limits, certain interest rates payable, mergers and consolidations, borrowings, issuance of securities, payment of dividends (see below), establishment of branches, and dealings with affiliated persons. The FDIC has authority to prohibit banks under their supervision from engaging in what they consider to be an unsafe and unsound practice in conducting their business. Depository institutions, such as the Banks are affected significantly by the actions of the FRB as it attempts to control the money supply and credit availability in order to influence the economy.

     Washington state banking law provides that the amount of funds which a bank may lend to a single borrower is generally limited to 20% of capital and surplus. For this purpose, capital includes (1) the amount of common stock outstanding and unimpaired, (2) the amount of preferred stock outstanding and unimpaired, and (3) capital notes or debentures issued pursuant to RCW 30.36. Surplus includes capital surplus, reflecting the amounts paid in excess of the par or stated value of capital stock, or amounts contributed to the bank other than for capital stock, and undivided profits.

DIVIDENDS

     Dividends paid to WCB by the Banks are a material source of WCB's cash flow. Various federal and state statutory provisions limit the amount of dividends the Banks are permitted to pay to WCB without regulatory approval. FRB policy further limits the circumstances under which bank holding companies may declare dividends. For example, a bank holding company should not continue its existing rate of cash dividends on its common stock unless its net income is sufficient to fully fund each dividend and its prospective rate of earnings retention appears consistent with its capital needs, asset quality, and overall financial condition.

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

     Under these restrictions, as of December 31, 1997, the Banks could have declared dividends of approximately $19.3 million in the aggregate, without obtaining prior regulatory approval. The payment of dividends by banks may also be affected by other factors, such as capital maintenance requirements.

     Washington statutes prohibit a bank from paying any dividends in an amount greater than the bank's retained earnings, without approval of the Washington Director. The Washington Director has authority to require a bank to suspend payment of all dividends until the bank has complied with any requirements made by the Washington Director.

REGULATION OF MANAGEMENT

     Federal law: (1) sets forth circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency; (2) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (3) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

CONTROL OF FINANCIAL INSTITUTIONS

     No person may acquire "control" of a bank unless the appropriate federal agency has been given 60 days prior written notice and within that time the agency has not disapproved the acquisition. Substantial monetary penalties may be imposed for violation of the change in control or other provisions of banking laws. Washington banking laws further require that 30 days before the acquisition of control, defined as direct or indirect ownership, control or power to vote 25% or more of the outstanding stock of a bank, the acquiring party must file with the Washington Director an application containing certain specified information. Acquisitions of control in violation of the statute are deemed void.

FIRREA

     The Financial Institutions Reform, Recovery and Enforcement Act of 1989 ("FIRREA") became effective on August 9, 1989. Among other things, this far-reaching legislation (1) phased in significant increases in the FDIC insurance premiums paid by commercial banks; (2) created two deposit insurance pools within the FDIC, one to insure commercial bank and savings bank deposits and the other to insure savings association deposits; (3) for the first time, permitted bank holding companies to acquire healthy savings associations; (4) permitted commercial banks that meet certain housing-related asset requirements to secure advances and other federal services from their local Federal Home Loan Banks; and (5) greatly enhanced the regulators' enforcement powers by removing procedural barriers and sharply increasing the civil and criminal penalties for violating statutes and regulations.

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

     FDICIA recapitalized the Bank Insurance Fund ("BIF") and required the FDIC to maintain the BIF and Savings Association Insurance Fund ("SAIF") at 1.25% of insured deposits by increasing deposit insurance premiums as necessary to maintain such ratio. FDICIA also required federal bank regulatory authorities to prescribe, by December 1, 1993, (1) non-capital standards of safety and soundness; (2) operational and managerial standards for banks; (3) asset and earnings standards for banks and bank holding companies addressing such areas as classified assets, capital, and stock price; and (4) standards for compensation of executive officers and directors of banks. However, this provision was modified by later legislation to allow federal regulatory agencies to implement these standards through either guidelines or regulations.

INTERSTATE BANKING AND BRANCHING

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. As of September 29, 1995, bank holding companies may purchase banks in any state, and states may not prohibit such purchases. Additionally, as of June 1, 1997, banks are permitted to merge with banks in other states as long as the home state of neither merging bank has opted out. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

     Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

     Oregon, effective as of February 27, 1995, and Washington, effective June 6, 1996, each enacted "opting in" legislation in accordance with the Interstate Act provisions allowing banks to opt-in early to the interstate merger provisions. Accordingly, both states generally permit interstate mergers, subject to certain restrictions. Given that Oregon and Washington have permitted interstate banking for a number of years, this legislation is not expected to have a profound impact on banking in Oregon or Washington or on WCB's or the banks' operations in particular. Nevertheless, the impact that the Interstate Act might have on WCB and the banks' subsidiaries is impossible to predict at this time.

CAPITAL ADEQUACY REQUIREMENTS

     The FRB, the FDIC, and the OCC (collectively, "Federal Banking Agencies") have established uniform capital requirements for all commercial banks. Bank holding companies are also subject to certain minimum capital requirements. A bank that does not achieve and maintain required capital levels may be subject to supervisory action through the issuance of a capital directive to ensure the maintenance of adequate capital levels. In addition, banks are required to meet certain guidelines concerning the maintenance of an adequate allowance for loan and lease loss.

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

     The Federal Banking Agencies also have adopted leverage ratio standards that require commercial banks to maintain a minimum ratio of core capital to total assets ("Leverage Ratio") of 3%. Any institution operating at or near this level is expected to have well-diversified risk, including no undue interest rate risk exposure, excellent asset quality, high liquidity and good earnings, and in general, to be a strong banking organization without any supervisory, financial or operational weaknesses or deficiencies. Any institutions experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions, well above the minimum levels (e.g., an additional cushion of at least 100 to 200 basis points, depending upon the particular circumstances and risk profile).

     Regulations adopted by the Federal Banking Agencies as required by FDICIA impose even more stringent capital requirements. The regulators require the FDIC and other Federal Banking Agencies to take certain "prompt corrective action" when a bank fails to meet certain capital requirements. The regulations establish and define five capital levels at which an institution is deemed to be "well-capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized" or "critically undercapitalized." In order to be "well-capitalized," an institution must maintain, at least 10% total risk-based capital, 6% Tier 1 risk-based capital, and a 5% Leverage Ratio. Increasingly severe restrictions are imposed on the payment of dividends and management fees, asset growth, and other aspects of the operations of institutions that fall below the category of "adequately capitalized" (which requires at least 8% total risk-based capital, 4% Tier 1 risk-based capital, and a 4% Leverage Ratio). Undercapitalized institutions are required to develop and implement capital plans acceptable to the appropriate federal regulatory agency. Such plans must require that any company that controls the undercapitalized institution must provide certain guarantees that the institution will comply with the plan until it is adequately capitalized. As of December 31, 1997, none of the Banks were subject to any regulatory order, agreement, or directive to meet and maintain a specific capital level for any capital measure.

     The Oregon Department has authority under Oregon law to require shareholders of an Oregon state bank to contribute additional capital to the bank if its capital becomes impaired. The capital of a bank is deemed to be impaired under Oregon law if the value of the bank's assets is insufficient to pay its liabilities (excluding any liability on outstanding capital debentures) plus the amount of its paid-in capital.

     The minimum ratio of total capital to risk-adjusted assets (including certain off-balance sheet items, such as stand-by letters of credit) required by the FRB for bank holding companies is 8%. At least one-half of the total capital must be Tier 1 capital; the remainder may consist of Tier 2 capital. Bank holding companies are also subject to minimum Leverage Ratio guidelines. These guidelines provide for a minimum Leverage Ratio of 3% for bank holding companies meeting certain specified criteria, including achievement of the highest supervisory rating. All other bank holding companies are required to maintain a Leverage Ratio which is at least 100 to 200 basis points higher (4% to 5%). These guidelines provide that banking organizations experiencing internal growth or making acquisitions are expected to maintain strong capital positions substantially above the minimum supervisory levels, without significant reliance on intangible assets.

     In 1995, the Federal Banking Agencies adopted a final rule implementing the portion of Section 305 of FDICIA that requires the banking agencies to revise their risk-based capital standards to ensure that those standards take adequate account of interest rate risk. Effective September 1, 1995, when evaluating the capital adequacy of a bank, the Federal Banking Agencies' examiners will consider exposure to declines in the economic value of the bank's capital due to changes in interest rates. A bank may be required to hold additional capital for interest rate risk if it has a significant exposure or a weak interest rate risk management process.

     The Federal Banking Agencies published a joint final rule on September 6, 1996, amending their respective risk-based capital standards to incorporate a measure for market risk to cover all positions located in an institution's trading account and foreign exchange and commodity positions wherever located. This final rule, effective January 1, 1997, implements an amendment to the Basle Capital Accord that sets forth a supervisory framework for measuring market risk. The final rule effectively requires banks and bank holding companies with significant exposure to market risk to measure that risk using its own internal value-at-risk model, subject to the parameters of the final rule, and to hold a sufficient amount of capital to support the institution's risk exposure.

     Institutions subject to this final rule must be in compliance with it as of January 1, 1998. This final rule applies to any bank or bank holding company, regardless of size, whose trading activity equals 10% or more of its total assets or amounts to $1 billion or more. The Federal Banking Agencies may require an institution not otherwise subject to the final rule to comply with it for safety and soundness reasons and, under certain circumstances, also may exempt an institution otherwise subject to the final rule from compliance.

FDIC INSURANCE

     Generally, customer deposit accounts in banks are insured by the FDIC for up to a maximum amount of $100,000. The FDIC has adopted a risk-based insurance assessment system. Under this system, depository institutions, such as the bank subsidiaries, with BIF-insured deposits, are required to pay an assessment to the BIF ranging from $.0 to $.27 per $100 of deposits based on the institution's risk classification. On September 30, 1996, the Deposit Insurance Funds Act of 1996 ("Funds Act") was enacted. The Funds Act provides, among other things, for the recapitalization of the SAIF through a special assessment on all depository institutions that hold SAIF-insured deposits. The one-time assessment is designed to place the SAIF at its 1.25 reserve ratio goal.

     The Funds Act, for the three-year period beginning in 1997, subjects BIF-insured deposits to a Financing Corporation ("FICO") premium assessment on domestic deposits at one-fifth the premium rate (roughly 1.3 basis points) imposed on SAIF-insured deposits (roughly 6.5 basis points). In addition, service debt funding on FICO bonds for the first half of 1997 is expected to result in BIF-insured institutions paying .64 cents for each $100 of assessed deposits, and SAIF-insured institutions paying 3.2 cents on each $100 of deposits. Beginning in the year 2000, BIF-insured institutions will be required to pay the FICO obligations on a pro-rata basis with all thrift institutions; annual assessments are expected to equal approximately 2.4 basis points until 2017, to be phased out completely by 2019.

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

COMMUNITY REINVESTMENT ACT ("CRA")

     The Federal Banking Agencies have each adopted regulations and examination procedures to ensure that a bank is helping to meet the credit needs of all segments of its communities, including low-and-moderate-income neighborhoods.


ITEM 2. PROPERTIES

     The principal properties of the registrant are comprised of banking facilities owned by the registrant's affiliates.

     The main offices of The Commercial Bank are located in downtown Salem, Oregon, in remodeled two-story buildings totaling approximately 40,000 square feet of space. The main offices, which are owned by The Commercial Bank, include land and administrative offices, the main branch, and drive-up teller facilities. The Commercial Bank also operates 17 other branches, of which 9 are owned and 8 are leased. The Commercial Bank owns the land under 8 of the 9 owned branches. In addition, The Commercial Bank owns an approximately 8,000-square-foot building, including the land, in Salem, Oregon that is currently leased by Bancorp housing administrative staff. The Commercial Bank's aggregate monthly rental on all leased properties is $16,000.

     The Bank of Newport owns the land and building housing its main offices located in Newport, Oregon, consisting of approximately 15,640 square feet of space. At December 31, 1997, The Bank of Newport also owned five buildings and leased three additional spaces housing branches and offices. The Bank of Newport owns the land under three of the five buildings, while leasing the land under two of the buildings. The aggregate monthly rental of leased buildings and land is approximately $30,500.

     In addition, The Bank of Newport owns two buildings housing branches operated under the assumed business name of Valley Commercial Bank. These branches are located in (1) Forest Grove, Oregon, in a building and land formerly owned by a subsidiary of The Commercial Bank, and (2) North Plains, Oregon. The Bank of Newport also leases the space occupied by a branch in Hillsboro, Oregon. This space is leased for approximately $3,152 per month and the branch is operated under the assumed business name "Valley Commercial Bank."

     The main office of the Bank of Vancouver is located in Vancouver, Washington, in a building consisting of approximately 14,400 square feet of space on land that is leased. Bank of Vancouver also operates a branch on the east side of Vancouver in a leased facility shared with Bancorp. In addition, Bank of Vancouver owns the building in which its former office was located in Vancouver, Washington, which is subject to a ground lease. The building is leased out at a monthly rate of $6,250. Bank of Vancouver's aggregate monthly rental on leased property to non-affiliates is $15,726.

     West Coast Trust's main office is in Salem where it leases space from The Commercial Bank. West Coast Trust also has offices in Portland, Oregon, Newport, Oregon and Vancouver, Washington where it leases space from The Bank of Newport and Bank of Vancouver.

     Bancorp leases office space housing its headquarters in Lake Oswego, Oregon. In addition, Bancorp leases space in Vancouver, Washington and Lake Oswego, Oregon to house offices for its commercial brokerage department. Bancorp also leases a building and land in Salem, Oregon, housing its data center. The aggregate monthly rental of the office space is approximately $11,918.

ITEM 3. LEGAL PROCEEDINGS

     In the fall of 1994, The Commercial Bank and the manager of The Commercial Bank's Trust Department consented to the entry of an order by the SEC finding that certain violations of various provisions of the Securities Act of 1933, and the Investment Company Act of 1940, had occurred by offering interests in an IRA Fund without registration under such laws. The Commercial Bank paid a civil penalty in the amount of $75,000 and retained an independent consultant to conduct a review of compliance procedures, to recommend policies and procedures to prevent and detect violations of federal securities laws, and to report to the Board of Directors of The Commercial Bank.

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

     During 1996, West Coast Trust, formerly Commercial Bank's Trust Department, implemented changes to its governance and organizational structure, expanded staff compliance and industry training programs, designated a chief compliance officer, and incorporated additional changes to its operations to satisfy the recommendations of the independent consultant. In addition, West Coast Trust offered rescission rights to all eligible participants in the Keough Fund, which rescission rights have since expired and the effects of which were not significant.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE

                                     PART II


ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
        MATTERS


STOCK PRICE AND DIVIDENDS

     West Coast Bancorp common stock trades on The Nasdaq Stock Market under the symbol "WCBO" and its primary market makers are: Black & Company, Inc.; Dain Rauscher, Incorporated; Herzog, Heine, Geduld, Inc.; Hoefer & Arnett; Keefe, Bruyette & Woods, Inc.; Pacific Crest Securities; and Piper Jaffray Companies, Inc. The respective high and low sale prices of West Coast Bancorp's common stock for the periods indicated are shown below. The prices below do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions. The per share information has been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 1997, there were approximately 3,975 shareholders of record of Bancorp common stock.

                                          1997                                   1996
                          ------------------------------------   -------------------------------------
                               Market Price                          Market Price
                          ---------------------  Cash dividend   ---------------------   Cash dividend
                             High         Low     declared          High       Low         declared
                          ------------------------------------   ---------------------   -------------
1st Quarter........         $15.17       $11.67     $0.04           $10.40      $8.53        $0.03
2nd Quarter........         $21.33       $13.92     $0.04           $10.40      $9.47        $0.03
3rd Quarter........         $20.67       $16.92     $0.04           $10.67      $9.33        $0.04
4th Quarter........         $27.50       $18.00     $0.05           $12.50     $10.67        $0.04

ITEM 6. SELECTED FINANCIAL DATA


     The selected financial data should be read in conjunction with West Coast Bancorp's (Bancorp) consolidated financial statements and the accompanying notes presented in this report. The per share information has been adjusted retroactively for all stock dividends and splits previously issued.

(Dollars in thousands, except per share data)                           Year ended December 31,
----------------------------------------------------------------------------------------------------------------------------
                                                             1997           1996          1995          1994         1993
                                                         -----------    -----------   -----------    ----------   ----------
Interest income......................................    $    66,678    $    56,624   $    47,293    $   38,918   $   35,585
Interest expense.....................................         23,947         19,834        17,429        11,506       10,647
                                                         -----------    -----------   -----------    ----------   ----------
    Net interest income..............................         42,731         36,790        29,864        27,412       24,938
Provision for loan loss..............................          2,196          2,175           944           777        1,083
                                                         -----------    -----------   -----------    ----------   ----------
Net interest income after provision
  for loan loss......................................         40,535         34,615        28,920        26,635       23,855
Noninterest income...................................         10,919          8,879         8,095         7,087        6,644
Noninterest expense..................................         33,653         28,851        25,520        24,654       21,535
                                                         -----------    -----------   -----------    ----------   -----------
Income before income taxes...........................         17,801         14,643        11,495         9,068        8,964
Provision for income taxes...........................          5,935          4,841         3,246         2,752        2,425
                                                         -----------    -----------   -----------    ----------   ----------
Net income...........................................    $    11,866    $     9,802   $     8,249    $    6,316   $    6,539
                                                         ===========    ===========   ===========    ==========   ==========

Per share data:
     Basic earnings per share........................    $      1.18    $      0.98   $      0.83    $     0.67   $     0.72
     Diluted earnings per share......................    $      1.12    $      0.95   $      0.81    $     0.66   $     0.71
     Cash dividends..................................    $      0.17    $      0.14   $      0.14    $     0.12   $     0.12
     Period end book value...........................    $      7.78    $      6.68   $      5.93    $     4.92   $     4.41
     Average common equivalent shares outstanding....     10,615,911     10,289,491    10,130,929     9,610,392    9,191,423

Total assets.........................................    $   849,951    $   712,343   $   595,574     $ 515,750      480,153
Total deposits.......................................    $   713,953    $   604,902   $   512,774       437,175      413,935
Total long-term borrowings...........................    $    22,446    $    28,583   $    10,188        10,046        9,095
Net loans............................................    $   580,749    $   528,755   $   395,319       319,698      284,184
Stockholders' equity.................................    $    79,270    $    67,145   $    58,981        48,884       40,342
Financial ratios:
     Return on average assets........................           1.55%          1.51%         1.49%         1.28%        1.50%
     Return on average equity........................          16.58%         15.86%        15.66%        14.17%       18.02%
     Average equity to assets........................           9.33%          9.51%         9.54%         9.04%        8.31%
     Dividend payout ratio...........................          14.58%         14.48%        16.60%        17.93%       16.67%
     Efficiency ratio................................          62.61%         63.20%        67.25%        71.11%       68.50%
     Net loans to assets.............................          68.33%         74.23%        66.38%        61.99%       59.19%
     Yield on earning assets(1)......................           9.49%          9.70%         9.71%         8.97%        9.19%
     Average rates paid..............................           4.14%          4.09%         4.25%         3.16%        3.20%
     Net interest spread(1)..........................           5.35%          5.61%         5.46%         5.81%        5.99%
     Net interest margin(1)..........................           6.14%          6.38%         6.24%         6.41%        6.54%
     Nonperforming assets to total assets............           0.40%          0.28%         0.14%         0.11%        0.44%
     Allowance for loan loss to total loans..........           1.45%          1.31%         1.39%         1.56%        1.53%
     Allowance for loan loss to
        nonperforming assets.........................         252.11%        356.17%       679.15%       927.95%      210.64%

----------
(1) Interest earned in nontaxable securities has been computed on a 34% tax equivalent basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

Years Ended December 31, 1997, 1996 and 1995.

     NET INCOME. For the three years ended December 31, 1997, Bancorp's net income was $11.9 million, $9.8 million and $8.2 million, respectively. 1997 net income increased $2.1 million or 21.06% over 1996, which increased $1.6 million or 18.82% over 1995's income. Diluted earnings per share for the three years ended 1997 were $1.12, $0.95 and $0.81. Bancorp increased operating income in 1997 primarily due to increased net interest income resulting from larger balances of interest earning assets. Net interest income on a tax equivalent basis totaled $44.0 million for the year ended December 31, 1997, a 15.41% increase over $38.1 million for the same period in 1996, which was a 21.68% increase over 1995. Growth of noninterest income was due to increased customer bases and transaction volumes. Noninterest expenses increased primarily due to bank branch expansion.

     NET INTEREST INCOME. During the years ended December 31, 1997, 1996 and 1995, average interest earning assets grew to $716.0 million, from $597.2 million and $502.1 million, respectively. For the same periods, average interest bearing liabilities were $578.5 million, $484.9 million and $410.5 million, respectively. Additionally, during the same periods, net interest margins were 6.14%, 6.38% and 6.24%, respectively; fluctuations are due mainly to a changing interest rate environment, increased pricing competition, a shift in some of its asset mix, and an increase of certificates of deposits and long-term funding sources. Net interest income on a tax-equivalent basis increased $5.9 million, or 15.41%, to $44.0 million in 1997 from $38.1 million in 1996 and $31.3 million in 1995. The increased net interest income was caused mainly by asset growth. Average interest earning assets increased 19.89% in 1997 from 1996 and 18.93% in 1996 over 1995. Bancorp experienced a decrease in the net interest spread of 26 basis points in 1997 to 5.35% from 5.61% in 1996 which was up 15 basis points from 5.46% in 1995. The average yield earned on interest earning assets was 9.49% in 1997, 9.70% in 1996 and 9.71% in 1995. Average interest bearing liabilities increased $93.6 million, or 19.31%, to $578.5 million for the period ended December 31, 1997, from $484.9 million in 1996 and $410.5 million in 1995, while the average rates paid were 4.14%, 4.09%, and 4.25%, respectively. Bancorp's loan portfolio experienced growth in 1997 ending the year at $580.7 million up $51.9 million from $528.8 million at December 31, 1996. Bancorp's deposit base grew to $714.0 million at December 31, 1997 up $109.1 million or 18.0% from $604.9 million at the end of 1996. Bancorp also had a shift in its asset mix from the loan portfolio to investment securities.

Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

                                                   Year Ended December 31,         Increase (Decrease)           Change
                                           -----------------------------------------------------------------------------------
(Dollars in thousands)                        1997          1996         1995        97-96       96-95       97-96      96-95
 --------------------                      -----------  -----------   ----------  ----------   ---------   ---------   -------
Interest and fee income(1)...............   $  67,918    $  57,935     $ 48,742     $  9,983   $  9,193      17.23%     18.86%
Interest expense.........................   $  23,947    $  19,834     $ 17,429     $  4,113   $  2,405      20.74%     13.80%
Net interest income......................   $  43,971    $  38,101     $ 31,313     $  5,870   $  6,788      15.41%     21.68%

Average interest earning assets..........   $ 715,998    $ 597,189     $502,142     $118,809   $ 95,047      19.89%     18.93%
Average interest bearing liabilities.....   $ 578,514    $ 484,900     $410,461     $ 93,614   $ 74,439      19.31%     18.14%
Average yields earned....................        9.49%        9.70%        9.71%       (0.21)      (.01)
Average rates paid.......................        4.14%        4.09%        4.25%        0.05       (.16)
Net interest spread......................        5.35%        5.61%        5.46%       (0.26)       .15
Net interest margin......................        6.14%        6.38%        6.24%       (0.24)       .14

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


                                                                           Year Ended December 31,
(Dollars in thousands)                            1997                              1996                           1995
--------------------              -------------------------------------------------------------------------------------------------
                                    Average     Interest               Average    Interest  Yield/    Average    Interest
                                  Outstanding    Earned/    Yield/   Outstanding   Earned/   Rate   Outstanding   Earned/   Yield/
                                    Balance       Paid     Rate(1)     Balance      Paid     (1)      Balance      Paid     Rate(1)
                                  -------------------------------------------------------------------------------------------------
ASSETS:
 Interest earning balances
   due from banks ............... $  17,730     $    978      5.52%   $  5,852     $   305   5.21%   $  2,998         152      5.07%

  Federal funds sold ............     1,026           53      5.15       6,490         396   6.10      11,375         641      5.64
  Taxable securities ............    93,127        6,188      6.65      73,975       4,861   6.57      77,333       4,849      6.27
  Nontaxable securities(2) ......    42,761        3,649      8.53      42,965       3,857   8.98      47,698       4,261      8.93
  Loans, including fees(3) ......   561,354       57,050     10.16     467,907      48,516  10.37     362,738      38,839     10.71
                                  ---------     --------             ---------     -------           --------    --------
   Total interest
     earning assets..............   715,998       67,918      9.49%    597,189      57,935   9.70%    502,142      48,742      9.71%

  Allowance for loan loss .......    (7,885)                            (5,983)                        (5,341)
  Premises and equipment ........    18,420                             17,383                         15,979
  Other assets ..................    40,428                             41,056                         39,123
                                  ---------                          ---------                       --------
    Total assets ................ $ 766,961                          $ 649,645                       $551,903
                                  =========                          =========                       ========
LIABILITIES AND
 SHAREHOLDERS' EQUITY:
 Savings and interest bearing
  demand deposits ............... $ 350,590     $ 11,364      3.24%  $ 302,211     $ 9,912   3.28%   $250,292     $ 8,634     3.45%

  Certificates of deposit .......   202,999       11,178      5.51     160,369       8,680   5.41     143,500       7,837     5.46
  Short-term borrowings .........     2,378          127      5.34       9,448         553   5.85       5,932         379     6.39
  Long-term borrowings ..........    22,547        1,278      5.67      12,872         689   5.35      10,737         579     5.39
                                  ---------     --------             ---------     -------           --------     -------
    Total interest bearing
      liabilities ...............   578,514       23,947      4.14%    484,900      19,834   4.09     410,461      17,429     4.25
  Demand deposits ...............   109,919                             97,006                         82,695
  Other liabilities .............     6,956                              5,948                          6,082
                                  ---------                          ---------                       --------
    Total liabilities ...........   695,389                            587,854                        499,238
  Shareholders' equity ..........    71,572                             61,791                         52,665
                                  ---------                          ---------                       --------

    Total liabilities and
      shareholders' equity ...... $ 766,961                          $ 649,645                       $551,903
                                  =========                          =========                       ========

  Net interest income ...........               $ 43,971                          $ 38,101                        $31,313
                                                ========                          ========                        =======

  Net interest spread ...........                             5.35%                          5.61%                             5.46%
                                                              ====                          =====                             =====

----------
(1) Yield/rate calculations have been based on more detailed information than presented and therefore may not recompute exactly due to rounding.
(2) Interest earned on nontaxable securities has been computed on a 34 percent tax equivalent basis.
(3)  Includes balances for loans held for sale.

     Analysis of Changes in Interest Differential. The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes not due solely to volume or rate are allocated to rate and changes due to new product lines are allocated to volume.

                                                                Year Ended December 31,
                                           --------------------------------------------------------------------
                                                    1997 versus 1996                   1996 versus 1995
                                           --------------------------------    --------------------------------
                                            Increase (Decrease)    Total       Increase (Decrease)
                                                  Due To          Increase            Due To            Total
                                           --------------------  (Decrease)    --------------------    Increase
(Dollars in thousands)                      Volume       Rate    ----------    Volume       Rate     (Decrease)
----------------------                     --------    --------                --------    --------  ----------
Interest income:
Interest earning balances due
   from banks...........................   $    619     $    54    $    673    $    144    $      9    $    153
Federal funds sold .....................       (333)        (10)       (343)       (276)         31        (245)
Investment security income:
  Taxable securities ...................      1,259          68       1,327        (211)        223          12
  Nontaxable securities(1) .............        (18)       (190)       (208)       (423)         19        (404)
Loans, including fees on loans .........      9,689      (1,155)      8,534      11,264      (1,587)      9,677
                                           --------    --------    --------    --------    --------    --------
   Total interest income(1) ............     11,216      (1,233)      9,983      10,498      (1,305)      9,193

Interest expense:
Savings and interest bearing demand ....      1,587        (135)      1,452       1,791        (513)      1,278
Certificates of deposit ................      2,307         191       2,498         921         (78)        843
Short-term borrowings ..................       (414)        (12)       (426)        225         (51)        174
Long-term borrowings ...................        518          71         589         115          (5)        110
                                           --------    --------    --------    --------    --------    --------
    Total interest expense .............      3,998         115       4,113       3,052        (647)      2,405
                                           --------    --------    --------    --------    --------    --------
    Net interest spread(1) .............   $  7,218    $ (1,348)   $  5,870    $  7,446    $   (658)   $  6,788
                                           ========    ========    ========    ========    ========    ========

----------
(1) Tax-exempt income has been adjusted to a tax-equivalent basis at a 34 percent rate.


     PROVISION FOR LOAN LOSS. Bancorp recorded provisions for loan loss of $2,196,000, $2,174,987 and $943,460 for the years ended December 31, 1997, 1996 and 1995 respectively. The increase each year in the provision is attributed mainly to Bancorp's loan growth. Bancorp incurred net charge-offs of $704,476, $706,771, and $444,404, in 1997, 1996 and 1995 respectively. The allowance for loan loss as a percentage of loan totals at December 31, 1997 and 1996 was 1.45% and 1.31% of total loans, respectively. Bancorp's allowance for loan loss represents 252.11% of its non-performing assets as of December 31, 1997, compared to 356.17% at December 31, 1996.

     NONINTEREST INCOME. Noninterest income for the year ended December 31, 1997 was $10,919,281 up from $8,878,585 in 1996 and $8,094,759 in 1995. Other service charges, commissions and fees, service charges on deposit accounts, trust revenues and loan servicing fees increased over the last three years, due to an increased customer base and transaction volumes serviced. In 1997 gains on sales of loans increased $364,463 to $1,542,515 from $1,178,052 in 1996 which was an increase from $852,954 reported in 1995. In 1997 and 1996 Bancorp benefitted from the low fairly stable interest rate environment that increased the refinance activity on loans sold into the secondary market. Other noninterest income fluctuated over the three year period with some non-recurring activity. Net securities losses were $99,635 in 1997, with gains in 1996 and 1995 of $17,030 and $9,838, respectively. Overall increases in noninterest income were due to increased market presence in existing and expanding markets.

     NONINTEREST EXPENSE. Noninterest expenses have increased during the last three years to $33,652,974 in 1997 from $28,851,340 in 1996 and $25,520,456 in
1995. Increases in salaries, equipment, occupancy, marketing, printing and office supplies, communications and other noninterest expenses have been caused mainly by Bancorp's expansion of its branch system and services and the costs associated with entering new markets. Bancorp's branch system grew to 32 office locations at the end of 1997 from 27 at the beginning of 1995. Bancorp intends to continue to grow through strategically placed offices in 1998 and beyond. In general, the opening of new branches results in higher costs for Bancorp which are not offset until a certain level of growth in deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations, until earnings grow to cover overhead. At the end of 1997, Bancorp employed 498 full-time equivalent employees compared to 467 in 1996 and 409 in 1995. Other increases in noninterest expense generally were caused by higher operating activity levels associated with Bancorp's internal growth. Equipment, occupancy and communications expenses also increased beginning in 1995 due to the opening of Bancorp's data processing facilities. During 1997, 1996 and 1995 Bancorp incurred additional costs as a result of the consolidation and reorganization of certain operating activities. From 1995 to 1997 expenses in ATM and Bankcard have increased due to continued expansion of the ATM network and an increase in the customer base for The Bank of Newport's bankcard services. FDIC deposit insurance expense fluctuated in 1997, 1996 and 1995 due to changes in insurance premiums charged, expenses were $90,374, $10,432 and $517,847 for the years ended December 31, 1997, 1996 and 1995, respectively.

INCOME TAXES

     Income tax expense for 1997 was $5,934,861 or 33 percent of income before income taxes, 1996 was $4,840,510 or 33 percent of income before income taxes and 1995 was $3,245,720 or 28 percent of income before income taxes. Income tax expense has fluctuated over time due to state income tax credits and capitalization of certain merger related expenditures for income tax purposes. It is anticipated that Bancorp's tax expense will increase in future years both due to increased income before income taxes and a smaller percentage of Bancorp's income being generated from tax exempt items. Any future merger related capitalized costs may also increase Bancorp tax provisions.

MARKET RISK

     Interest rate, credit and operations credit risks are the most significant market risks impacting Bancorp's performance. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of Bancorp's business activities. Bancorp relies on loan reviews, prudent loan underwriting standards and an adequate allowance of loan loss to mitigate credit risk.

     Bancorp uses an asset/liability management simulation model to measure interest rate risk. The model quantifies interest rate risk through simulating forecasted net interest income over a 12-month time period under various rate scenarios as well as monitoring the change in the present value of equity under the same rate scenarios. The present value of equity is defined as the difference between the market value of current assets less current liabilities. By measuring the change in the present value of equity under different rate scenarios, management is able to identify interest rate risk that may not be evident in simulating changes in forecasted net interest income. The following table presents an analysis of the approximate percent change in projected net interest income over a 12-month period along with the approximate change in the present value of equity relative to earnings in the current interest rate environment. All percent changes are compared to the current interest rate yield curve. The change in interest rates assumes an immediate, parallel and sustained shift in the interest rate yield curve.


                                 Percent Change in        Percent Change in
 Change in Interest Rates       Net Interest Income     Present Value of Equity
 ------------------------       -------------------     -----------------------
    -200 Basis Points               +2.32%                        +9.83%
    -100 Basis Points               +1.07%                        +4.49%
    +100 Basis Points               -1.12%                        -5.50%
    +200 Basis Points               -1.96%                        -8.40%


     As illustrated in the above table, Bancorp is currently slightly liability sensitive, meaning that interest bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, therefore, a significant increase in market rates of interest could adversely affect net interest income. In contrast, a decreasing rate environment may slightly improve Bancorp's margin. Bancorp's strategy will be to continue to limit its loss exposure through managing the repricing characteristics of its assets and liabilities. Bancorp has also placed increased emphasis on its non-interest revenue products to additionally stabilize earnings strength.

     It should be noted that the simulation model does not take into account future management actions that could be undertaken, if there were a change in actual market interest rates during the year. Also, certain assumptions are required to perform modeling simulations that may have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and future expected pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results stated above could vary significantly by external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Merger activity will also have an impact on Bancorp's asset/liability position as new assets are acquired and added.

INTEREST RATE SENSITIVITY (GAP) TABLE

     The primary objective of Bancorp's asset/liability management is to maximize net interest income while maintaining acceptable levels of interest-rate sensitivity. The corporation seeks to meet this objective through influencing the maturity and repricing characteristics of its assets and liabilities.

     The following table sets forth the estimated maturity and repricing and the resulting interest rate gap between interest earning assets and interest bearing liabilities at December 31, 1997. The amounts in the table are derived from internal data from the Banks based on maturities and next repricing dates including contractual repayments.

                                                     Estimated Maturity or Repricing at December 31, 1997
                                              --------------------------------------------------------------------
(Dollars in thousands)                                                                    Due After
 --------------------                         0-3 Months    4-12 Months     1 -5 Years    Five Years         Total
                                              --------------------------------------------------------------------
Interest Earning Assets:
  Interest earning balances due
    from banks ............................    $     381      $    --        $    --       $    --       $     381
  Federal funds sold ......................         --             --             --            --            --
  Investments available for sale (1)(2) ...       14,551         20,343         73,000        71,851       179,745
  Investments held to maturity ............         --               62          1,315         1,140         2,517
  Loans held for sale .....................        5,949           --             --            --           5,949
  Loans, including fees ...................      230,116         87,182        238,842        33,138       589,278
                                               ---------      ---------      ---------     ---------     ---------
    Total interest earning assets .........    $ 250,997      $ 107,587      $ 313,157     $ 106,129     $ 777,870
  Allowance for loan loss .................    =========      =========      =========     =========        (8,529)
  Cash and due from banks .................                                                                 45,603
  Other assets ............................                                                                 35,007
                                                                                                         ---------
     Total assets .........................                                                              $ 849,951
                                                                                                         =========
Interest Bearing Liabilities:
  Savings and interest demand deposits(3) .    $  41,249      $ 124,701      $ 198,457     $    --       $ 364,407
  Certificates of deposit .................       75,602        116,707         25,855         5,247       223,411
  Borrowings ..............................       29,491          2,433         18,452           894        51,270
                                               ---------      ---------      ---------     ---------     ---------
     Total interest bearing liabilities ...    $ 146,342      $ 243,841      $ 242,764     $   6,141     $ 639,088
                                               =========      =========      =========     =========
  Other liabilities .......................                                                                131,593
                                                                                                         ---------
  Total liabilities .......................                                                                770,681
  Shareholders' equity ....................                                                                 79,270
                                                                                                         ---------
   Total liabilities & shareholders' equity                                                              $ 849,951
                                                                                                         =========

  Interest sensitivity gap ................    $ 104,655      $(136,254)     $  70,393     $  99,988     $ 138,782
  Cumulative interest sensitivity gap .....    $ 104,655      $ (31,599)     $  38,794     $ 138,782
  Cumulative interest sensitivity gap
      as a percentage of total assets .....        12.31%         (3.72)%         4.56%        16.33%

----------
(1)  Equity investments have been placed in the 0-3 month category.
(2) Repricing is based on anticipated call dates, and may vary from contractual maturities.
(3)  Repricing is based on historical average lives.

     Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, although certain assets and liabilities may have similar maturities and periods of repricing, they may react differently to changes in market interest rates. Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates. Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates. Given these shortcomings, management believes that rate risk is best measured by simulation modeling as opposed to measuring interest rate risk through interest rate gap measurement.

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

     Deposits are Bancorp's primary source of new funds. Total deposits were $714.0 million at December 31, 1997, up from $604.9 million at December 31, 1996, of which $223.4 million at December 31, 1997 were in certificates of deposits. Bancorp does not generally accept brokered deposits. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of quality products. Increases over the period are due primarily to the opening of new branch facilities, marketing efforts, and new business development programs initiated by Bancorp.

     Management anticipates that Bancorp will continue relying on customer deposits, maturity of investment securities, sales of "available for sale" securities, loan sales, loan repayments, net income, Federal Funds markets, and FHLB borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will most likely be Federal Funds purchased, borrowings from the FHLB, or capital markets. Bancorp may also use borrowings as a source of funds for merger and acquisition activities

CAPITAL RESOURCES

     The Federal Reserve Bank (FRB) and Federal Deposit Insurance Corporation
(FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4 percent and a ratio of total capital to total risk-weighted assets of 8 percent or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3 percent. As of December 31, 1997, Bancorp and all of its subsidiary banks are considered "Well Capitalized" per the regulatory risk based capital guidelines.

     Shareholders' equity increased to $79.3 million at December 31, 1997 from $67.1 million at December 31, 1996 an increase of $12.2 million, or 18.06%, over that period of time. At December 31, 1997, Bancorp's shareholders' equity, as a percentage of total assets, was 9.33%, compared to 9.43% at December 31, 1996. The change was primarily a result of asset growth outpacing income recognition and the change in net value of Bancorp's available for sale investment portfolio. In a rising interest rate environment, the value of Bancorp's available for sale portfolio will decline, thus negatively impacting equity. The opposite would occur in a falling rate environment. Equity grew at 18.06% over the period from December 31, 1996 to December 31, 1997, while assets grew by 19.32% over the same period.

     As the following table indicates, Bancorp currently exceeds the regulatory minimum capital ratio requirements.


                                                             December 31, 1997
                                                         --------------------------
(Dollars in thousands)                                    Amount              Ratio
 --------------------                                    --------------------------
Tier 1 capital ..................................        $ 77,098            11.65%
Tier 1 capital minimum requirement ..............          26,472             4.00
                                                         --------            -----
Excess Tier 1 capital ...........................        $ 50,626             7.65%
                                                         ========

Total capital ...................................        $ 85,367            12.90%
Total capital minimum requirement ...............          52,944             8.00
                                                         --------            -----
Excess total capital ............................        $ 32,423             4.90%
                                                         ========

Risk-adjusted assets ............................        $661,536
                                                         ========
Leverage ratio ..................................                             9.37%
Minimum leverage requirement ....................                             3.00
                                                                             -----
Excess leverage ratio ...........................                             6.37%

Adjusted total assets ...........................        $822,736
                                                         ========


INVESTMENT PORTFOLIO

     The following table shows the amortized cost and fair value of Bancorp's investments.


(Dollars in thousands)                                     1997                 1996                   1995
----------------------                            ---------------------------------------------------------------
                                                   Amortized   Fair    Amortized     Fair    Amortized      Fair
Available for sale                                    Cost     Value      Cost       Value      Cost        Value
------------------                                ---------------------------------------------------------------
U.S. Treasury securities ......................   $  2.803   $  2,807   $  8,819   $  8,827   $ 18,926   $ 18,972
U.S. Agency securities ........................     75,362     75,775     38,261     38,338     36,082     36,581
Obligations of state and political subdivisions     61,218     63,296     34,983     36,617     43,983     46,335
Other Securities ..............................     37,684     37,867     23,601     23,386     19,516     19,493
                                                  --------   --------   --------   --------   --------   --------
  Total                                           $177,067   $179,745   $105,664   $107,168   $118,507   $121,381
                                                  ========   ========   ========   ========   ========   ========


(Dollars in thousands)                                     1997                 1996                   1995
----------------------                            ---------------------------------------------------------------
                                                   Amortized   Fair    Amortized     Fair    Amortized      Fair
Held to maturity                                      Cost     Value      Cost       Value      Cost        Value
----------------                                  ---------------------------------------------------------------
U.S. Treasury securities ......................     $ --       $ --       $ --       $ --       $  408     $  442
U.S. Agency securities ........................       --         --         --         --         --         --
Obligations of state and political subdivisions      2,517      2,573      2,623      2,652      2,592      2,615
Other Securities ..............................       --         --         --         --        4,783      4,742
                                                    ------     ------     ------     ------     ------     ------
   Total ......................................     $2,517     $2,573     $2,623     $2,652     $7,783     $7,799
                                                    ======     ======     ======     ======     ======     ======


     At December 31, 1997 the net unrealized gains on the investment portfolio was $2,734,000 representing 1.50% of the total portfolio. Management has no current plans to sell any of these securities that would result in a material impact on the results of operation. The following table summarized the contractual maturities and weighted average yields of investment securities.


(Dollars in thousands)
 --------------------             One Year          One Year          One Year          One Year          One Year
                                   Or Less           Or Less           Or Less           Or Less           Or Less
December 31, 1996                            Yield             Yield             Yield            Yield               Yield
-----------------                  ----------------------------------------------------------------------------------------
U.S. Treasury securities ......... $ 2,299   5.83%   $   508   6.51%   $    --   0.00%   $  --     0.00%   $  2,807   5.96%
U.S. Agency securities ...........   4,583   6.97%    20,131   6.16%    34,278   6.74%   $16,783   6.59%     75,775   6.56%
Obligations of state and political
  subdivisions(1) ................   2,675   8.69%    16,918   8.84%    27,007   8.50%    19,213   7.58%     65,813   8.33%
Other Securities(2) ..............   6,794   6.66%    19,973   6.53%     7,287   6.43%     3,813   6.27%     37,867   6.51%
                                   -------           -------           -------           -------           --------
   Total (1) ..................... $16,351   6.96%   $57,530   7.08    $68,572   7.40%   $39,809   7.04%   $182,262   7.18%
                                   =======           =======           =======           =======           ========


(1)  Yields are stated on a federal tax-equivalent basis at 34 percent.
(2) Does not reflect anticipated maturity from prepayments on mortgage-based and asset-based securities. Anticipated lives are shorter than contractual maturities.

LENDING AND CREDIT MANAGEMENT

     Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 68.33% of total assets as of December 31, 1997. Although the Banks strive to serve the credit needs of their service areas, the primary focus is on real estate related and commercial credits. The Banks make substantially all of their loans to customers located within the Banks' service areas. The Banks have no loans defined as highly leveraged transactions by the FRB.

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

                                                               Year Ended December 31,
                        ------------------------------------------------------------------------------------------------------
Dollars in thousands)           1997                1996                 1995                 1994                 1993
---------------------           ----                ----                 ----                 ----                 ----
                          Amount   Percent    Amount    Percent    Amount    Percent    Amount   Percent     Amount    Percent
                        ------------------------------------------------------------------------------------------------------
Commercial loans .....  $ 92,880    15.99%   $ 97,515    18.44%   $ 66,214    16.75%   $ 66,212    20.71%   $ 62,220    21.89%
Real estate
  construction .......    80,240    13.82      69,917    13.22      52,894    13.38      35,514    11.11      17,394     6.12
Real estate-mortgage .    90,609    15.60      92,060    17.41      75,293    19.05      98,480    30.80      87,527    30.80
Real estate-commercial   288,761    49.72     235,935    44.62     165,734    41.92      83,031    25.97      76,413    26.89
Installment and other
  consumer ...........    36,788     6.33      40,366     7.64      40,753    10.31      41,531    13.00      45,034    15.85
                        --------             --------             --------             --------             --------
     Total loans .....   589,278   101.46     535,793   101.33     400,888   101.41     324,768   101.59     288,588   101.55
Allowance for loan
  loss ...............    (8,529)   (1.46)     (7,038)   (1.33)     (5,569)   (1.41)     (5,070)   (1.59)     (4,404)   (1.55)
                        --------             --------             --------             --------             --------
  Total loans, net ...  $580,749   100.00%   $528,755   100.00%   $395,319   100.00%   $319,698   100.00%   $284,184   100.00%
                        ========   ======    ========   ======    =========  ======    ========   ======    ========   ======


     The maturity distribution of selected categories of Bancorp's loan portfolio at December 31, 1997, and the interest sensitivity are estimated in the following table.

                                                    Commercial                  Real Estate
(Dollars in thousands)                                Loans     Construction       Total
----------------------                              ---------------------------------------
Maturity distribution:
  Due within one year .........................      $ 74,762      $ 70,001      $144,763
  Due after one through five years ............        17,521        10,239        27,760
  Due after five years ........................           597          --             597
                                                     --------      --------      --------
    Total .....................................      $ 92,880      $ 80,240      $173,120
                                                     ========      ========      ========

Interest sensitivity:
 Fixed-interest rate loans ....................      $ 24,495      $  5,851      $ 30,346
 Floating or adjustable interest rate loans(1)         68,385        74,389       142,774
                                                     --------      --------      --------
     Total ....................................      $ 92,880      $ 80,240      $173,120
                                                     ========      ========      ========

----------
(1) Some loans contain provisions which place maximum or minimum limits on interest rate charges.

     The Banks manage the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table presents information with respect to nonperforming assets.

                                                                   December 31,
                                               --------------------------------------------------
(Dollars in thousands)                          1997       1996       1995       1994       1993
----------------------                         ------     ------     ------     ------     ------
Loans on nonaccrual status ................    $3,008     $1,884     $  804     $  476     $1,240
Loans past due 90 days or more but not on
  nonaccrual status                                44         92         16         39        244
Other real estate owned ...................       331       --            1         31        607
                                               ------     ------     ------     ------     ------
    Total nonperforming assets ............    $3,383     $1,976     $  821     $  546     $2,091
                                               ======     ======     ======     ======     ======
Percentage of nonperforming assets to total
assets ....................................      0.40%      0.28%      0.14%      0.11%      0.44%


     Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest is doubtful or when the principal or interest payment becomes 90 days past due. Increases in nonaccrual loans in recent years are due substantially from growth in Bancorp's loan portfolio. The nonaccrual loans consist of a number of loans in different categories and are largely secured. For such loans previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received. Interest income foregone on nonaccrual loans was approximately $357,627 at December 31, 1997.

     At December 31, 1997, there was no concentration of loans exceeding 10 percent of the total loans to a multiple number of borrowers engaged in a similar business.

LOAN LOSS ALLOWANCE AND PROVISION

     The provision for loan loss charged to operating expense is based on the Banks' loan loss experience and such other factors that, in management's judgment, deserve recognition in estimating loan losses. Management monitors the loan portfolio to ensure that the allowance for loan loss is adequate to cover outstanding loans. In determining the allowance for loan loss, management considers the level of non-performing loans, loan mix, loan growth, historical loss experience for each loan category, potential economic influences, and other relevant factors related to the loan portfolio.

                                                                       Year ended December 31,
                                                  ----------------------------------------------------------------
(Dollars in thousands)                              1997          1996          1995          1994          1993
---------------------                             --------      --------      --------      --------      --------
Loans outstanding at end of period .........      $580,749      $535,793      $400,888      $324,768      $288,588
Average loans outstanding during the period       $558,917      $466,623      $363,863      $307,339      $261,452

Allowance for loan loss, beginning of period      $  7,038      $  5,569      $  5,070      $  4,404      $  3,710
Recoveries:
    Commercial .............................            87           143            58           244           200
    Real estate ............................             5            11          --               2             2
    Installment and consumer ...............            39            40            22            73            38
                                                  --------      --------      --------      --------      --------
    Total recoveries .......................      $    131      $    194      $     80      $    319      $    240
                                                  --------      --------      --------      --------      --------
Loans charged off:
    Commercial .............................           295           715           298           278           401
    Real estate ............................           180            50            19            24            21
    Installment and consumer ...............           361           135           208           128           207
                                                  --------      --------      --------      --------      --------
    Total loans charged off ................      $    836      $    900      $    525      $    430      $    629
                                                  ========      ========      ========      ========      ========
  Net loans charged off ....................          (705)         (706)         (445)         (111)         (389)
Provision for loan loss ....................         2,196         2,175           944           777         1,083
                                                  --------      --------      --------      --------      --------
Allowance for loan loss, end of period .....      $  8,529      $  7,038      $  5,569      $  5,070      $  4,404
                                                  ========      ========      ========      ========      ========

Ratio of net loans charged off to average
  loans outstanding ........................           .13%          .15%          .12%          .04%          .15%

     Bancorp, during its normal loan review procedures considers a loan to be impaired when it is probable that Bancorp will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered to be impaired during a period of minimal delay (less than 90 days). Bancorp measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Bancorp excludes loans that are currently measured at fair value or at lower of cost or fair value, leases and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position, that the borrower's financial condition is such that collection of principle is not probable.

     At December 31, 1997 and 1996, Bancorp's recorded investment in certain loans that were considered to be impaired was $2,873,000 and $1,696,000, respectively, all of which was classified as non-performing. Of these impaired loans, $570,000 and $452,000 had a related valuation allowance of $267,000 and $388,000, while $2,303,000 and $1,244,000 did not have a valuation allowance. The balance of the allowance for loan loss in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in certain impaired loans for the years ended December 31, 1997 and 1996 was approximately, $1,091,000 and $965,000, respectively. For the years ended December 31, 1997 and 1996, interest income recognized on impaired loans totaled $122,000 and $28,000, respectively, all of which was recognized on a cash basis.

     The amount of the allowance for loan loss is assessed by management on a regular basis to ensure that it is sufficient to cover potential future loan losses. Percentages are assigned for each class of specifically identified problem loans and then combined with an assessment of the balance of the loan portfolio based upon historical charge-off experience and other such criteria. This analysis is used in evaluating the adequacy of the allowance for loan loss. The allowance balance and amount of provision charged to operations is based primarily on management's evaluation of the entire portfolio. This analysis includes review of the following factors: (a) the volume and mix of the existing loan portfolio, including the volume and severity of nonperforming loans and adversely classified credits, as well as analysis of net charge-offs experienced on previously classified loans; (b) the extent to which loan renewals and extensions are used to maintain loans on a current basis and the degree of risk associated with such loans; (c) the nature and value of the collateral securing a loan; (d) the trend in loan growth, including any rapid increase in loan volume within a relatively short period of time; (e) general and local economic conditions affecting the collectibility of the Bancorp's loans; (f) the relationship and trend over the past several years of recoveries as a percentage of previous years' charge-offs; and (g) available outside information of a comparable nature regarding the loan portfolios of other banks, including peer group banks.

DEPOSITS AND BORROWINGS

     The following table summarizes the average amount of, and the average rate paid on, each of the deposit and borrowing categories for the periods shown.

                                                            Year Ended December 31
                                         ----------------------------------------------------------------
                                                1997                1996                    1995
                                         ----------------------------------------------------------------
(Dollars in thousands)                    Amount  Rate Paid   Amount    Rate Paid    Amount     Rate Paid
----------------------                   ----------------------------------------------------------------
Demand.................................  $109,919       -     $ 97,006        -      $ 82,695         -
Savings and interest bearing demand....   350,590     3.24%    302,211      3.28%     250,292       3.45%
Certificates of deposit................   202,999     5.51%    160,369      5.41%     145,500       5.46%
Short-term borrowings..................     2,378     5.34%      9,448      5.85%       5,932       6.39%
Long-term borrowings...................    22,547     5.67%     12,872      5.35%      10,737       5.39%
                                         --------             --------               --------
    Total deposits and borrowings......  $688,433             $581,906               $493,156
                                         ========             ========               ========


     As of December 31, 1997 time deposit liabilities are presented below at the earlier of the next repricing date or maturity.


                                                             Time Deposits
                                                          of $100,000 or More(1)    Other Time Deposits(2)
                                                         -----------------------  -------------------------
(Dollars in thousands)                                    Amount         Percent     Amount         Percent
----------------------                                   -------         -------    -------         -------
Reprice/mature in three months or less ...........       $17,834          34.41%    $57,768          33.67%
Reprice/mature after three months through six mths        14,156          27.31      49,302          28.73
Reprice/mature after six months through one year .        15,587          30.07      37,662          21.95
Reprice/mature after one year through five years .         2,979           5.75      22,876          13.33
Reprice/mature after five years ..................         1,279           2.46       3,968           2.32
                                                         -------         ------    --------         ------
    Total ........................................       $51,835         100.00%   $171,576         100.00%
                                                         =======         ======    ========         ======

----------
(1) Time deposits of $100,000 or more represent 7.26% of total deposits as of December 31, 1997.
(2) All other time deposits represent 24.03% of total deposits as of December 31, 1997.


     As of December 31, 1997 other borrowings had the following times remaining to maturity.



                                              Due after
                                  Due in        three       Due after
                                   three        months       one year
                                  months       through       through      Due after
(Dollars in thousands)            or less      one year     five years    five years     Total
----------------------           --------     ---------     ----------    ----------    -------
Short-term borrowings........... $ 28,824      $   --        $   --        $   --       $28,824

Long-term borrowings............      667       2,433         18,452          894        22,446
                                 --------      ------        -------       ------       -------
   Total borrowings............. $ 29,491      $2,433        $18,452       $  894       $51,270

YEAR 2000 ISSUES

     The Year 2000 creates challenges with respect to the automated systems used by financial institutions and other companies. Many computer programs are not able to distinguish the year 1900 from the year 2000, due to the practice of using only two digits to represent years in the 1900's (e.g., 1/31/98 represents January 31, 1998). Thus, most current automated systems will interpret 1/31/00 as January 31, 1900. This challenge is especially problematic for financial institutions, since many transactions, such as interest accruals and payments, are date sensitive. In addition, the problem is not limited to computer systems. Year 2000 issues will potentially affect every system that has an embedded microchip, such as automated teller machines, elevators, and vaults. It also may affect the operations of third parties with whom Bancorp and the Banks do business.

     Bancorp and the Banks are committed to addressing these Year 2000 challenges in a prompt and responsible manner and have dedicated resources to do so. Management has completed an assessment of its automated systems and has implemented a program to complete all necessary steps to resolve these issues, including purchasing appropriate computer technology. As part of this program, Management will monitor the efforts and success of its suppliers, service providers, and large corporate customers, in meeting their year 2000 challenges. Updating and testing of Bancorp's and the Banks' automated systems is currently underway and will be substantially complete well before the millennium.

     The total financial effect of these year 2000 challenges on Bancorp and the Banks is impossible to predict with certainty at this time. However, Management does not believe that expenses related to year 2000 challenges will have a material effect on the operations or financial performance of Bancorp or the Banks.

FORWARD LOOKING STATEMENTS

     This document contains certain forward looking statements, all of which are based on current expectations. Actual results may differ materially, and therefore readers are cautioned not to place undue reliance on these forward looking statements.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

                                                                            Page
                                                                            ----
Report of Independent Public Accountants.................................... 28
Consolidated Balance Sheets................................................. 29
Consolidated Statements of Income........................................... 30
Consolidated Statements of Cash Flows....................................... 31
Consolidated Statements of Stockholders' Equity............................. 32
Notes to Consolidated Financial Statements.................................. 33

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of West Coast Bancorp:

     We have audited the accompanying consolidated balance sheets of West Coast Bancorp (an Oregon corporation) and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of West Coast Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1995 financial statements of Vancouver Bancorp, a company acquired during 1996 in a transaction accounted for as a pooling of interests, as discussed in Note 19. Such statements are included in West Coast Bancorp's consolidated statements of income, changes in stockholders' equity and cash flows for the year ended December 31, 1995 and reflect 14% of consolidated interest revenues in 1995. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Vancouver Bancorp, is based solely upon the report of the other auditors.

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

     In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.


ARTHUR ANDERSEN LLP


Portland, Oregon
January 21, 1998

                               WEST COAST BANCORP
                           CONSOLIDATED BALANCE SHEETS

Year ended December 31,                                                          1997               1996
--------------------------------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents:
   Cash and due from banks ...........................................      $  45,603,217       $  30,817,183
   Interest-bearing deposits in other banks ..........................            380,658          12,141,497
   Federal funds sold ................................................                 --              23,000
                                                                            -------------       -------------
      Total cash and cash equivalents ................................         45,983,875          42,981,680
Investment securities:
   Investments available for sale ....................................        179,744,907         107,168,494
   Investments held to maturity ......................................          2,517,256           2,623,154
                                                                            -------------       -------------
      Total investment securities ....................................        182,262,163         109,791,648

Loans held for sale ..................................................          5,949,123           2,563,703
Loans ................................................................        589,277,669         535,792,573
Allowance for loan loss ..............................................         (8,529,160)         (7,037,636)
                                                                            -------------       -------------
      Loans, net .....................................................        580,748,509         528,754,937

Premises and equipment, net ..........................................         19,783,667          17,716,365
Intangible assets ....................................................            511,739             197,189
Other assets .........................................................         14,711,456          10,337,512
                                                                            -------------       -------------
      Total assets ...................................................      $ 849,950,532       $ 712,343,034
                                                                            =============       =============



                      LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
   Demand ............................................................      $ 126,134,742       $ 105,836,128
   Savings and interest-bearing demand ...............................        364,406,756         319,263,258
   Certificates of deposits ..........................................        223,411,404         179,802,711
                                                                            -------------       -------------
      Total deposits .................................................        713,952,902         604,902,097

Short-term borrowings ................................................         28,824,000           3,709,324
Other liabilities ....................................................          5,458,047           8,003,722
Long-term borrowings .................................................         22,445,674          28,582,770
                                                                            -------------       -------------
      Total liabilities ..............................................        770,680,623         645,197,913

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock, no par value; none issued;
   10,000,000 shares authorized
Common stock; no par value 15,000,000 shares authorized; shares issued
   and outstanding, 10,190,197, and 6,702,572 respectively ...........         12,737,746           8,378,215
Additional paid-in capital ...........................................         32,483,106          35,476,302
Retained earnings ....................................................         32,396,901          22,363,318
Net unrealized gains on investments available for sale ...............          1,652,156             927,286
                                                                            -------------       -------------
      Total stockholde's' equity .....................................         79,269,909          67,145,121
                                                                            -------------       -------------
      Total liabilities and stockholders' equity .....................      $ 849,950,532       $ 712,343,034
                                                                            =============       =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                               WEST COAST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME


Year ended December 31,                                 1997                1996             1995
------------------------------------------------------------------------------------------------------
INTEREST INCOME
Interest and fees on loans .................       $ 57,049,573        $ 48,516,001       $ 38,838,663

Interest on taxable investment securities ..          6,188,405           4,861,108          4,849,059
Interest on nontaxable investment securities          2,408,698           2,545,479          2,812,499
Interest from other banks ..................            978,243             305,248            152,418
Interest on federal funds sold .............             52,895             396,020            640,687
                                                   ------------        ------------       ------------
    Total interest income ..................         66,677,814          56,623,856         47,293,326

INTEREST EXPENSE
Savings and interest-bearing demand ........         11,364,729           9,912,025          8,634,137
Certificates of deposit ....................         11,178,034           8,680,066          7,836,904
Short-term borrowings ......................            126,868             552,338            378,824
Long-term borrowings .......................          1,277,771             689,160            579,433
                                                   ------------        ------------       ------------
    Total interest expense .................         23,947,402          19,833,589         17,429,298
                                                   ------------        ------------       ------------

NET INTEREST INCOME ........................         42,730,412          36,790,267         29,864,028

PROVISION FOR LOAN LOSS ....................          2,196,000           2,174,987            943,460
                                                   ------------        ------------       ------------

NET INTEREST INCOME AFTER PROVISION FOR
LOAN LOSS ..................................         40,534,412          34,615,280         28,920,568

NONINTEREST INCOME
Other service charges, commissions, and fees          4,059,667           2,747,856          2,292,827
Service charges on deposit accounts ........          3,006,480           2,632,192          2,538,190
Trust revenues .............................          1,669,350           1,360,430          1,268,587
Gains on sales of loans ....................          1,542,515           1,178,052            852,954
Loan servicing fees ........................            508,388             499,744            491,855
Other ......................................            232,516             443,281            640,508
Net gains (loss) on sales of securities ....            (99,635)             17,030              9,838
                                                   ------------        ------------       ------------
    Total noninterest income ...............         10,919,281           8,878,585          8,094,759

NONINTEREST EXPENSE
Salaries and employee benefits .............         18,872,041          15,969,770         14,131,152
Equipment ..................................          2,887,138           2,454,551          2,141,985
Occupancy ..................................          2,453,100           2,324,133          1,972,562
Professional fees ..........................          1,500,899           1,822,824          1,479,574
ATM and bankcard ...........................          1,415,674           1,022,998            799,984
Marketing ..................................            970,756             783,067            741,977
Communications .............................            869,100             643,107            576,344
Printing and office supplies ...............            796,756             750,813            728,955
FDIC insurance .............................             90,374              10,432            517,847
Other noninterest expense ..................          3,797,136           3,069,645          2,430,076
                                                   ------------        ------------       ------------

    Total noninterest expense ..............         33,652,974          28,851,340         25,520,456
                                                   ------------        ------------       ------------

INCOME BEFORE INCOME TAXES .................         17,800,719          14,642,525         11,494,871
PROVISION FOR INCOME TAXES .................          5,934,861           4,840,510          3,245,720
                                                   ------------        ------------       ------------

NET INCOME .................................       $ 11,865,858        $  9,802,015       $  8,249,151
                                                   ============        ============       ============

Basic earnings per share ...................       $       1.18        $        .98       $        .83
Diluted earnings per share .................       $       1.12        $        .95       $        .81


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                               WEST COAST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31,                                                     1997                 1996                1995
-----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income ....................................................       $  11,865,858        $   9,802,015        $   8,249,151
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization of premises and equipment .....           1,765,336            1,610,706            1,327,041
  Amortization of intangibles .................................             112,779               86,101               86,100
  Net (gains) loss on sales of investments ....................              99,635              (17,030)              (9,838)
  Provision for loan loss .....................................           2,196,000            2,174,987              943,460
  Increase in interest receivables ............................          (1,425,497)             (65,563)            (809,609)
  (Increase) decrease in other assets .........................          (2,948,447)            (866,068)             281,175
  Net cash (used) by loans held for sale ......................          (3,385,420)          (1,727,304)            (836,399)
  Increase in interest payable ................................              95,378              286,868              316,190
  Increase (decrease) in other liabilities ....................          (2,641,053)           2,610,937              (40,457)
  Tax benefit associated with stock options ...................             702,178                   --                   --
                                                                      -------------        -------------        -------------
  Net cash provided by operating activities ...................           6,436,747           13,895,649            9,506,814

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment
  securities:
  Available for sale ..........................................          28,100,657           33,100,496           28,263,268
  Held to maturity ............................................             105,898            5,409,848           10,409,127
Proceeds from sales of investment securities available for sale          28,363,068           16,210,543            3,931,191
Purchase of investment securities:
  Available for sale ..........................................        (128,414,903)         (35,929,424)         (34,137,513)
  Held to maturity ............................................                  --             (249,964)          (4,368,282)
Acquisition of intangibles ....................................            (427,329)                  --                   --
Loans made to customers greater than principal
  collected on loans ..........................................         (54,189,572)        (135,610,894)         (76,564,136)
Capital expenditures, net .....................................          (3,832,638)          (2,796,434)          (3,328,681)
                                                                      -------------        -------------        -------------
  Net cash used in net investing activities ...................        (130,294,819)        (119,865,829)         (75,795,026)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand, savings and
  interest-bearing transaction ................................          65,442,112           60,604,884           33,348,210
Net increase in proceeds from sales of certificates of
  deposits greater than payments for maturing time deposits ...          43,608,693           31,523,488           42,250,673
Proceeds from long-term borrowings ............................          15,000,000           22,000,000            2,000,000
Payments on long-term borrowings ..............................         (21,137,096)          (3,604,993)          (1,857,936)
Net (decrease) increase in short-term borrowings ..............          25,114,676           (4,817,676)          (6,288,000)
Sales of common stock, net ....................................             664,627              686,906              212,914
Dividends paid and cash paid for fractional shares ............          (1,832,745)          (1,476,108)          (1,408,405)
                                                                      -------------        -------------        -------------
  Net cash provided by financing activities ...................         126,860,267          104,916,501           68,257,456

NET INCREASE (DECREASE) IN CASH AND
  CASH EQUIVALENTS ............................................           3,002,195           (1,053,679)           1,969,244
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ................          42,981,680           44,035,359           42,066,115
                                                                      -------------        -------------        -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ......................       $  45,983,875        $  42,981,680        $  44,035,359
                                                                      =============        =============        =============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY







                                                         Common Stock                     Additional          Retained
                                                  Shares                Amount         Paid-In Capital        Earnings
                                                ------------        ------------       ---------------      ------------
Balance, December 31, 1994 ..............          4,852,595        $  6,065,744        $ 29,255,379        $ 14,830,239
Net income ..............................                 --                  --                  --           8,249,151
Net unrealized gains on investments
  available for sale ....................                 --                  --                  --                  --
Cash dividends, $.14 per common
  equivalent share ......................                 --                  --                  --          (1,395,569)
Purchase  of common stock pursuant
  to employee stock ownership plan ......              4,608               5,760              46,453                  --
Sale of common stock ....................              5,699               7,124              82,286                  --
Sale of common stock pursuant to
  stock option plans ....................              9,919              12,398              58,893                  --
10 percent stock dividend ...............            436,276             545,345           7,089,485          (7,634,830)
Cash paid for fractional shares .........               (284)               (355)                 --             (12,481)
                                                ------------        ------------        ------------        ------------
BALANCE, December 31, 1995 ..............          5,308,813           6,636,016          36,532,496          14,036,510

Net Income ..............................                 --                  --                  --           9,802,015
Net unrealized loss on investments
  available for sale ....................                 --                  --                  --                  --
Cash dividends, $.14 per common
  equivalent share ......................                 --                  --                  --          (1,461,310)
Purchase of  common stock pursuant
  to employee stock ownership plan ......              4,518               5,648              77,396                  --
Sale of common stock pursuant to
  stock option plans ....................             56,377              70,471             533,391                  --
Stock split in the form of a 25% dividend          1,333,585           1,666,981          (1,666,981)                 --
Cash paid for fractional shares .........               (721)               (901)                 --             (13,897)
                                                ------------        ------------        ------------        ------------
BALANCE, December 31, 1996 ..............          6,702,572           8,378,215          35,476,302          22,363,318

Net income ..............................                 --                  --                  --          11,865,858
Net unrealized gains on investments
  available for sale ....................                 --                  --                  --                  --
Cash dividends, $.17 per common
  equivalent share ......................                 --                  --                  --          (1,820,557)
Sale of common stock pursuant to
  stock option plans ....................            136,673             170,841           1,045,134                  --
Redemption of stock pursuant to
  stock option plans ....................            (19,507)            (24,384)           (526,964)                 --
Stock Split in the form of a 50% dividend          3,370,835           4,213,544          (4,213,544)                 --
Cash paid for fractional shares .........               (376)               (470)                 --             (11,718)
Tax benefit associated with stock options                 --                  --             702,178                  --
                                                ------------        ------------        ------------        ------------
BALANCE, December 31, 1997 ..............         10,190,197        $ 12,737,746        $ 32,483,106        $ 32,396,901
                                                ============        ============        ============        ============



                                                     Unrealized
                                                       Gains
                                                       (Loss)
                                                         on
                                                    Investments
                                                     Available
                                                      For Sale             Total
                                                    ------------        ------------
Balance, December 31, 1994 ..............           $ (1,267,534)       $ 48,883,828
Net income ..............................                     --           8,249,151
Net unrealized gains on investments
  available for sale ....................              3,042,779           3,042,779
Cash dividends, $.14 per common
  equivalent share ......................                     --          (1,395,569)
Purchase  of common stock pursuant
  to employee stock ownership plan ......                     --              52,213
Sale of common stock ....................                     --              89,410
Sale of common stock pursuant to
  stock option plans ....................                     --              71,291
10 percent stock dividend ...............                     --                  --
Cash paid for fractional shares .........                     --             (12,836)
                                                    ------------        ------------
BALANCE, December 31, 1995 ..............              1,775,245          58,980,267

Net Income ..............................                     --           9,802,015
Net unrealized loss on investments
  available for sale ....................               (847,959)           (847,959)
Cash dividends, $.14 per common
  equivalent share ......................                     --          (1,461,310)
Purchase of  common stock pursuant
  to employee stock ownership plan ......                     --              83,044
Sale of common stock pursuant to
  stock option plans ....................                     --             603,862
Stock split in the form of a 25% dividend                     --                  --
Cash paid for fractional shares .........                     --             (14,798)
                                                    ------------        ------------
BALANCE, December 31, 1996 ..............                927,286          67,145,121

Net income ..............................                     --          11,865,858
Net unrealized gains on investments
  available for sale ....................                724,870             724,870
Cash dividends, $.17 per common
  equivalent share ......................                     --          (1,820,557)
Sale of common stock pursuant to
  stock option plans ....................                     --           1,215,975
Redemption of stock pursuant to
  stock option plans ....................                     --            (551,348)
Stock Split in the form of a 50% dividend                     --                  --
Cash paid for fractional shares .........                     --             (12,188)
Tax benefit associated with stock options                     --             702,178
                                                    ------------        ------------
BALANCE, December 31, 1997 ..............           $  1,652,156        $ 79,269,909
                                                    ============        ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of West Coast Bancorp (Bancorp) and its wholly-owned subsidiaries, The Commercial Bank, Bank of Vancouver and The Bank of Newport and its a.b.n. Valley Commercial Bank, (the Banks) and West Coast Trust after elimination of intercompany transactions and balances.

        NATURE OF OPERATIONS. Bancorp operates 32 offices in Oregon and southwest Washington. The Banks' activities include the usual lending and deposit functions of commercial banks. West Coast Trust provides agency, trust and related services.

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

        Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Loans that are currently measured at fair value or at lower of cost or fair value, leases and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment are excluded.

        ALLOWANCE FOR LOAN LOSS. The allowance for loan loss is based on management's estimates. Actual losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known. Losses are charged and recoveries are credited to the allowance.

        ACCOUNTING CHANGES. In May 1995, Financial Accounting Standards Board
(FASB) issued Statement of Financial Accounting Standard (SFAS) No. 122, "Accounting to Mortgage Servicing Rights", which requires recognition as separate assets rights to service mortgage loans for others, however those rights are acquired. It further requires the assessment of its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment should be recognized through a valuation allowance. This statement applies to financial statements for fiscal years beginning after December 15, 1995. The implementation of this statement did not have a material effect on Bancorp's reported financial position or net income in 1996.

        In October 1995, FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation", which requires disclosures about stock-based compensation arrangements regardless of the method used to account for them. Bancorp has opted to continue to apply the accounting provisions of Opinion No. 25, and therefore discloses the difference between compensation cost included in net income and the related cost measured by the fair value based method defined by SFAS No. 123, including tax effects, that would have been recognized in the income statement if the fair value method had been used.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

        In February 1997, FASB issued SFAS No. 128, "Earnings Per Share", which establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The statement is effective for financial statements issued for periods ending after December 15, 1997 and requires restatement for all periods presented. The implementation of this statement did not have a material effect on Bancorp's reported financial position or net income in 1997.

        In June 1997, FASB issued SFAS No. 130, "Reporting Comprehensive Income", which Bancorp is required to adopt for years beginning after December 15, 1997. This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements.

        PREMISES AND EQUIPMENT. Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 40 years. Improvements are capitalized and depreciated over their estimated useful lives. Minor repairs, maintenance, and improvements are charged to operations as incurred. When property is replaced or otherwise disposed of, the cost of such assets and the related accumulated depreciation are removed from their respective accounts. Related profit or loss, if any, is recorded in the Consolidated Statement of Income.

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

        SUPPLEMENTAL CASH FLOW INFORMATION. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Bancorp paid $23,852,000, $19,547,000, and $17,118,000, for interest in 1997, 1996, and 1995, respectively. Income taxes paid were $6,377,000, $4,572,000, and $2,936,000 in 1997, 1996, and 1995, respectively.

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

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.      INVESTMENT SECURITIES


(Dollars in thousands)

                                                                          AVAILABLE FOR SALE
                                                     -------------------------------------------------------
                                                     Amortized     Unrealized     Unrealized
1997                                                    Cost      Gross Gains   Gross Losses      Fair Value
                                                     ---------    -----------   ------------      ---------
U.S. Treasury securities ......................       $  2,803       $      7       $      3       $  2,807
U.S. Government agency securities .............         75,362            438             25         75,775
Corporate securities ..........................         24,624            181              3         24,802
Mortgage-backed securities ....................          7,569             45             54          7,560
Obligations of state and political subdivisions         61,218          2,140             62         63,296
Equity and other securities ...................          5,491             14             --          5,505
                                                      --------       --------       --------       --------
Total .........................................       $177,067       $  2,825       $    147       $179,745
                                                      ========       ========       ========       ========


                                                                          HELD TO MATURITY
                                                     ------------------------------------------------------
                                                     Amortized      Unrealized    Unrealized
1997                                                    Cost       Gross Gains  Gross Losses     Fair Value
                                                      --------       --------       --------       --------
Obligations of state and political subdivisions       $  2,517       $     58       $      2       $  2,573
                                                      --------       --------       --------       --------
Total .........................................       $  2,517       $     58       $      2       $  2,573
                                                      ========       ========       ========       ========

                                                                        AVAILABLE FOR SALE
                                                     ------------------------------------------------------
                                                     Amortized     Unrealized     Unrealized
1996                                                    Cost      Gross Gains   Gross Losses     Fair Value
                                                      --------       --------       --------       --------
U.S. Treasury securities ......................       $  8,819       $     23       $     15       $  8,827
U.S. Government agency securities .............         38,261            182            105         38,338
Corporate securities ..........................          3,346             14              2          3,358
Mortgage-backed securities ....................         15,213             58            293         14,978
Obligations of state and political subdivisions         34,983          1,702             68         36,617
Equity and other securities ...................          5,042              8             --          5,050
                                                      --------       --------       --------       --------
Total .........................................       $105,664       $  1,987       $    483       $107,168
                                                      ========       ========       ========       ========


                                                                          HELD TO MATURITY
                                                    ---------------------------------------------------------
                                                     Amortized     Unrealized     Unrealized
1996                                                    Cost       Gross Gains   Gross Losses      Fair Value
                                                    ----------       --------       --------       --------
Obligations of state and political subdivisions       $  2,623       $     41       $     12       $  2,652
                                                      --------       --------       --------       --------
Total .........................................       $  2,623       $     41       $     12       $  2,652
                                                      ========       ========       ========       ========



      Gross gains of $37,821, $87,748, and $13,579 and gross losses of $137,456,
$70,718, and $3,741, were realized on sales of investment securities in 1997, 1996, and 1995 respectively. In November 1995, Bancorp adopted the FASB Special Report concerning the implementation of SFAS No. 115. Accordingly, it elected to transfer most of its investment securities classified as held to maturity to the available for sale category. Securities with a fair value of approximately $23,028,433 at December 31, 1997, were pledged to secure public deposits. Outstanding mortgage-backed securities classified as high-risk at December 31, 1997 were $237,028 with a yield of 5.51% and a fair market value of $234,454.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   MATURITIES OF INVESTMENTS


(Dollars in thousands)


                                                          AVAILABLE FOR SALE            HELD TO MATURITY
                                                      ------------------------------------------------------
                                                      Amortized                     Amortized
                                                         Cost       Fair Value        Cost        Fair Value
                                                      --------       --------       --------       --------
1997
U.S. Treasury securities
  One year or less ............................       $  2,300       $  2,299       $     --       $     --
  One year through five years .................            503            508             --             --
  After five through ten years ................             --             --             --             --
  Due after ten years .........................             --             --             --             --
                                                      --------       --------       --------       --------
    Total .....................................          2,803          2,807             --             --

U.S. Government agency securities
  One year or less ............................          4,565          4,583             --             --
  One year through five years .................         20,022         20,131             --             --
  After five through ten years ................         34,031         34,278             --             --
  Due after ten years .........................         16,744         16,783             --             --
                                                      --------       --------       --------       --------
    Total .....................................         75,362         75,775             --             --

Corporate Securities
  One year or less ............................             --             --             --             --
  One year through five years .................         18,226         18,372             --             --
  After five through ten years ................          6,398          6,430             --             --
  Due after ten years .........................             --             --             --             --
                                                      --------       --------       --------       --------
    Total .....................................         24,624         24,802             --             --

Obligations of state and political subdivisions
  One year or less ............................          2,580          2,613             62             62
  One year through five years .................         14,840         15,361          1,557          1,584
  After five through ten years ................         25,186         26,358            649            678
  Due after ten years .........................         18,612         18,964            249            249
                                                      --------       --------       --------       --------
    Total .....................................         61,218         63,296          2,517          2,573

    Sub-total .................................        164,007        166,680          2,517          2,573
Mortgage-backed securities ....................          7,569          7,560             --             --
Equity investments ............................          5,491          5,505             --             --
                                                      --------       --------       --------       --------
    Total securities ..........................       $177,067       $179,745       $  2,517       $  2,573
                                                      ========       ========       ========       ========

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.      LOANS AND ALLOWANCE FOR LOAN LOSS


        The loan portfolio consists of the following:

                                                 December 31,
                                     ----------------------------------
                                          1997                1996
                                     -------------        -------------
Commercial loans .............       $  92,879,903        $  97,515,273
Real estate - construction ...          80,239,746           69,916,894
Real estate - mortgage .......          90,608,897           92,060,069
Real estate - commercial .....         288,761,038          235,934,845
Installment and other consumer          36,788,085           40,365,492
                                     -------------        -------------
Total loans ..................         589,277,669          535,792,573
Allowance for loan loss ......          (8,529,160)          (7,037,636)
                                     -------------        -------------
Total loans, net .............       $ 580,748,509        $ 528,754,937
                                     =============        =============



The following is an analysis of the changes in the allowance for loan loss:


                                                              December 31,
                                           -------------------------------------------------
                                               1997              1996               1995
                                           -----------        -----------        -----------
Balance, beginning of period .......       $ 7,037,636        $ 5,569,420        $ 5,070,364
Provision for loan loss ............         2,196,000          2,174,987            943,460
Losses charged to the allowance ....          (835,741)          (900,674)          (524,650)
Recoveries credited to the allowance           131,265            193,903             80,246
                                           -----------        -----------        -----------
Balance, end of period .............       $ 8,529,160        $ 7,037,636        $ 5,569,420
                                           ===========        ===========        ===========

      Loans on which the accrual of interest has been discontinued amounted to approximately $3,008,000, $1,884,000, and $804,000, at December 31, 1997, 1996,
and 1995, respectively. Interest income foregone on non-accrual loans was approximately $357,627, $298,620, and $86,664, in 1997, 1996, and 1995,
respectively.

      At December 31, 1997 and 1996, Bancorp's recorded investment in certain loans that were considered to be impaired was $2,873,000 and $1,696,000, respectively, all of which was classified as non-performing. Of these impaired loans, $570,000 and $452,000 had a related valuation allowance of $267,000 and $388,000, while $2,303,000 and $1,244,000 did not have a valuation allowance. The balance of the allowance for loan loss in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in certain impaired loans for the years ended December 31, 1997 and 1996 was approximately, $1,091,000 and $965,000, respectively. For the years ended December 31, 1997 and 1996, interest income recognized on impaired loans totaled $122,000 and $28,000, respectively, all of which was recognized on a cash basis.

      As of December 31, 1997, 1996 and 1995 the Banks had loans to persons serving as directors, officers, principle shareholders and their related interests totaling $7,486,000, $5,646,000 and $7,128,000 respectively. These loans were made substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Banks.

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

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



5.      PREMISES AND EQUIPMENT

        Premises and equipment consists of the following:

                                          December 31,
                                 --------------------------------
                                     1997                1996
                                 ------------        ------------
Land .....................       $  2,721,581        $  2,721,581
Buildings and improvements         14,506,298          14,425,839
Furniture and equipment ..         11,940,384           9,744,663
Construction in progress .          1,670,973             366,578
                                 ------------        ------------
                                   30,839,236          27,258,661
Accumulated depreciation .        (11,055,569)         (9,542,296)
                                 ------------        ------------
Total ....................       $ 19,783,667        $ 17,716,365
                                 ============        ============


        Depreciation included in net occupancy and equipment expense amounted to $1,765,336, and $1,610,706 and $1,327,041 for the years ended December 31, 1997,
1996, and 1995 respectively.


6.       BORROWINGS

         Short-term borrowings consist of $24.3 million on a Cash Management Account (CMA) line of credit for overnight funding with the Federal Home Loan Bank (FHLB), and additional $4.5 million of Federal Funds Purchased overnight from US Bank.

        Long-term borrowings, as of December 31, 1997, consist of amortizing notes and putable advances with the FHLB totaling $22,445,674. Bancorp has five amortizing notes totaling $12,445,674, which have original terms of seven years and mature between April of 2000, and December 2003. Rates on the amortizing notes range from 4.98% to 6.55%, with an outstanding weighted average rate of 5.93%. Bancorp also has $8 million in putable advances from the FHLB. The putable advances have terms of five years with quarterly put options starting September 26, 1999 with a final maturity in October 2002. In addition, Bancorp has $2 million in a fixed rate interest only advance from FHLB with principle due in November 2000. Principal payments due on Bancorp's borrowings from 1998 to 1999 are $3.1 million each year, payments due in 2000 equal $4.2 million, payments due in 2001 equal $1.6 million, payments due in 2002 equal $9.4 million with a balance of $894,000 due thereafter.


7.       CERTIFICATES OF DEPOSIT

         Included in certificates of deposit are certificates in denominations of $100,000 or greater, totaling $52,682,483 and $45,214,087 at December 31,
1997 and 1996 respectively. Interest expense relating to certificates of deposits in denominations of $100,000 or greater was $2,612,654, 2,094,955, and $1,946,980 for the years ended December 31, 1997, 1996 and 1995 respectively.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8.       INCOME TAXES

         The provision for income taxes attributable to income for the last three years consisted of the following:


                                                 Year ended December 31,
                                  ---------------------------------------------
(Dollars in thousands)              1997               1996               1995
                                  -------            -------            -------
Current
  Federal .............           $ 5,889            $ 4,338            $ 2,934
  State ...............               624                871                336
                                  -------            -------            -------
                                    6,513              5,209              3,270
Deferred
  Federal .............              (512)              (305)               (23)
  State ...............               (66)               (63)                (1)
                                  -------            -------            -------
                                     (578)              (368)               (24)
Total
  Federal .............             5,377              4,033              2,911
  State ...............               558                808                335
                                  -------            -------            -------
    Total .............           $ 5,935            $ 4,841            $ 3,246
                                  =======            =======            =======


       The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities for the last three years are presented below:


                                                    Year ended December 31,
                                                -------------------------------
(Dollars in thousands)                            1997         1996         1995
                                                ------       ------       ------
Deferred tax assets:
  Allowance for loan loss ...............       $2,685       $1,980       $1,325
  Deferred income .......................           93          173          209
  Net operating loss ....................           --           13           63
  Reorganization costs ..................           57           84          111
  Deferred employee benefits ............          384          318          296
  Other .................................           --            6           19
                                                ------       ------       ------
    Total deferred tax assets ...........        3,219        2,574        2,023

Deferred tax liabilities:
  Accumulated depreciation ..............          385          432          387
  Federal Home Loan Bank stock dividends           487          336          199
  Net unrealized gains on investments
    available for sale ..................        1,026          577        1,099
  Other .................................           55           92           91
                                                ------       ------       ------
    Total deferred tax liabilities ......        1,953        1,437        1,776
                                                ------       ------       ------
  Net deferred tax assets ...............       $1,266       $1,137       $  247
                                                ======       ======       ======

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



8. INCOME TAXES (continued)

         The financial tax rate of the provision for income taxes varies from the federal income tax statutory rate. The reasons for the variance are as follows: Year ended December 31,


(Dollars in thousands)

                                                                        Year ended December 31,
                                                                  -------------------------------------
                                                                   1997            1996          1995
                                                                  -------        -------        -------
Expected federal income tax provision at 34 percent .......       $ 6,052        $ 4,979        $ 3,908
State income tax, net of federal income tax effect ........           369            541            223
Interest on obligations of state and political subdivisions
exempt from federal tax ...................................          (724)          (769)          (844)
Other, net ................................................           238             90            (41)
                                                                  -------        -------        -------
Total .....................................................       $ 5,935        $ 4,841        $ 3,246
                                                                  =======        =======        =======


9.   COMMITMENTS AND CONTINGENT LIABILITIES

         Bancorp and the Banks lease land and office space under eighteen long-term noncancellable operating leases that expire between 1998 and 2011. At the end of the respective lease terms, Bancorp may renew the leases at fair rental value. Minimum future lease payments under these leases and other operating leases are:

                                                                  Minimum Future
                          Year                                    Lease Payment
                                                                  --------------
   1998 ....................................................       $  925,243
   1999 ....................................................          919,710
   2000 ....................................................          875,571
   2001 ....................................................          641,917
   2002 ....................................................          444,420

   Thereafter ..............................................        1,014,732
                                                                   ----------
   Total ...................................................       $4,821,593
                                                                   ==========


        Rental expense for all operating leases was $922,900, $865,490, and $656,696, for the years ended December 31, 1997, 1996, and 1995, respectively.


10.  BALANCES WITH THE FEDERAL RESERVE BANK

        The Banks are required to maintain cash reserves or deposits with the Federal Reserve Bank equal to a percentage of reservable deposits. Average required reserves for The Commercial Bank, The Bank of Newport and Bank of Vancouver were $3,282,000, $2,459,000, and $355,000, respectively, during 1997.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.   EARNINGS PER SHARE

        Bancorp adopted SFAS No. 128, "Earnings Per Share", effective December 15, 1997. As a result, Bancorp's earnings per share for all prior periods have been restated. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:


                                                                                      Weighted
                                                                                       Average       Per-Share
                                                                   Net Income          Shares          Amount
                                                                   --------------------------------------------

                                                                                For the year ended 1997
                                                                   --------------------------------------------
         Basic earnings per share ..........................       $11,865,858        10,090,397       $   1.18
         Stock options .....................................           525,514
         Diluted earnings per share ........................       $11,865,858        10,615,911       $   1.12

                                                                                For the year ended 1996
                                                                   --------------------------------------------
         Basic earnings per share ..........................       $ 9,802,015         9,990,738       $   0.98
         Stock options .....................................           298,753
         Diluted earnings per share ........................       $ 9,802,015        10,289,491       $   0.95

                                                                                For the year ended 1995
                                                                   --------------------------------------------
         Basic earnings per share ..........................       $ 8,249,151         9,941,547       $   0.83
         Stock options .....................................                             189,382
         Diluted earnings per share ........................       $ 8,249,151        10,130,929       $   0.81


      Bancorp for the periods reported had no reconciling items between net income and income available to common shareholders.

12.  STOCKHOLDERS' EQUITY AND REGULATORY REQUIREMENTS

      Authorized capital of West Coast Bancorp includes 10,000,000 shares of Preferred Stock no par value, none of which was issued at December 31, 1997. On September 25, 1997, the Board of Directors declared a stock split in the form of a 50 percent dividend payable to shareholders of record October 6, 1997. All share and per share amounts have been restated to retroactively reflect the stock dividend as well as all previous stock dividends and splits.

      The Federal Reserve Board (FRB) and Federal Deposit Insurance Corporation
(FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and its significant bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items. The FRB and FDIC risk based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk weighted assets of at least 4%, and a ratio of total capital to total risk weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total average assets less intangibles is required to be at least 3%. Well capitalized guidelines require banks and bank holding companies to maintain tier one capital of at least 6%, total risk based capital of at least 10% and a leverage ratio of at least 5%. Bancorp and its significant bank subsidiaries' capital components, classification, risk weightings and other factors are also subject to qualitative judgements by regulators. Failure to meet minimum capital requirements can initiate certain action by regulators that, if undertaken, could have a material effect on Bancorp's financial statements. As of December 31, 1997, Bancorp and all of its subsidiary banks are considered "Well Capitalized" under current risk based capital regulatory guidelines. Management believes that no events or changes in conditions have occurred which would significantly change Bancorp and its bank subsidiaries' capital position.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.   STOCKHOLDERS' EQUITY AND REGULATORY REQUIREMENTS (continued)

        The following table presents selected risk adjusted capital information as of December 31, 1997 and 1996:

                                              1997                                                 1996
                           -----------------------------------------           ----------------------------------------
                                             Amount Required For                                  Amount Required For
                            Actual          Minimum Capital Adequacy           Actual         Minimum Capital Adequacy
(Dollars in thousands)
--------------------------------------------------------------------           ----------------------------------------
                            Amount          Ratio           Amount             Amount         Ratio             Amount
Tier 1 Capital
-------------------------
West Coast Bancorp        $77,098           11.65%         $26,472            $66,072           11.63%         $22,717
The Commercial Bank        35,623           12.07%          11,809             31,155           11.70%          10,654
The Bank of Newport        22,825            9.15%           9,975             17,690            9.23%           7,663
Bank of Vancouver          10,022            8.88%           4,516              8,364            9.46%           3,539

Total Capital
-------------------------
West Coast Bancorp        $85,367           12.90%         $52,944            $73,110           12.87%         $45,434
The Commercial Bank        39,316           13.32%          23,618             34,376           12.91%          21,308
The Bank of Newport        25,771           10.33%          19,950             19,965           10.42%          15,326
Bank of Vancouver          11,436           10.13%           9,031              9,472           10.71%           7,077

Leverage Ratio
-------------------------
West Coast Bancorp        $77,098            9.37%         $24,682            $66,072            9.52%         $20,815
The Commercial Bank        35,623            8.92%          11,976             31,155            9.20%          10,161
The Bank of Newport        22,825            7.67%           8,933             17,690            7.88%           6,731
Bank of Vancouver          10,022            8.01%           3,755              8,364            8.23%           3,049

13.  EMPLOYEE BENEFIT PLANS

        During 1997, West Coast Bancorp employee benefits included a plan established pursuant to section 401(k) of the Internal Revenue Code for certain qualified employees (the 401(k) plan). Contributions made to the 401(k) plan are based on percentages of employees' salaries, under which Bancorp matches 50 percent of the employees' contributions up to a maximum of 6 percent of the employee's salary. Bancorp may also elect to make discretionary contributions to the plan. Expenses totaled $500,750, $243,272 and $544,843 for 1997, 1996, and
1995 respectively, of which $200,358, $0, and $383,127, respectively, were discretionary.

         In 1996, Bancorp established a Non-qualified Deferred Compensation Trust Plan for Directors and a Non-qualified Deferred Compensation Trust Plan for executive officers. Expenses relating to the deferred compensation plans were $258,553 and $165,462 in 1997 and 1996.

         Bancorp's expenses related to retirement benefits with present and former employees, were $54,219, $57,315 and $90,241 for 1997, 1996 and 1995, respectively. Certain of these retirement benefits are directly or indirectly funded through the purchase of corporate owned life insurance policies. The recorded cash surrender value of these policies were $1,475,527 and $1,380,499 at December 31, 1997 and 1996, respectively.

14.  STOCK OPTION PLANS

        Bancorp's stock incentive plans include the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (the 1991 Plan), the 1995 Directors Stock Option Plan (the 1995 Plan), the 1989 and 1985 Non-Qualified Stock Option Plans and the 1989 and 1985 Qualified Stock Option Plans (the 1985 and 1989 Plans). The 1991 Plan allows for a maximum number of shares available for grant not to exceed 2 percent of the shares of Bancorp's outstanding common stock on January 1st of each such year. The 1995 Plan authorizes the issuance of 600,000 shares of common stock. No additional grants may be made under the 1985 and 1989 Plans.

        Substantially all stock options have an exercise price that is not less than the fair market value of Bancorp's stock on the date the option was granted. The options previously granted under the 1991 and 1989 Plans are exercisable immediately following the effective date of the grant. Certain options previously granted under the 1995 Plan are exercisable equally over a three or four year period. Substantially all options previously granted under the 1985 Plans become exercisable at a rate of 2 percent a month for 50 months, or equally over a four year period.


                                                      1997                         1996                         1995
                                       1997         Weighted        1996         Weighted       1995           Weighted
                                      Common        Avg. Ex.       Common        Avg. Ex.      Common           Avg. Ex.
                                      Shares         Price         Shares         Price        Shares           Price
                                    ------------------------------------------------------------------------------------
Balance beginning of year .....     1,066,844     $     6.80       862,546     $      5.74    661,127       $       5.09
Granted .......................       273,975          16.28       298,202            9.75    222,665               7.63
Exercised .....................      (155,474)          7.53       (93,342)           6.47    (19,258)              3.70
Forfeited .....................            --             --          (562)           9.73     (1,988)              4.34
                                   ----------     ----------    ----------     -----------    ----------     -----------
Balance, end of year ..........     1,185,345     $     8.89     1,066,844     $      6.80    862,546        $      5.74
                                   ==========     ===========    ==========    ===========    ==========     ===========
Exercisable, end of year ......       922,019                      882,062                    764,679
Fair value of options granted .                   $     7.89                   $      3.69                   $      3.05


        As of December 31, 1997, outstanding stock options consist of the following:


    Exercise             Options       Weighted Avg.       Weighted Avg.        Options            Weighted Avg.
  Price Range          Outstanding     Exercise Price      Remaining Life      Exercisable        Exercise Price
----------------------------------------------------------------------------------------------------------------
$ 2.00 -$5.00           194,234           $3.61                3.49             194,234              $ 3.61
  5.01 -  6.89          279,462            5.70                5.63             261,313                5.71
  6.91 -  8.50          186,031            7.67                7.44             186,031                7.67
  9.73 -  9.87          265,243            9.75                8.40             176,891                9.76
$12-00 -$16.67          260,375           16.26                9.38             103,550               16.58
----------------------------------------------------------------------------------------------------------------
Total                   1,185,345         $8.89                7.01             922,019              $ 7.66

     Bancorp accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS Statement No. 123, Bancorp's net income and earnings per share would have been reduced to the following proforma amounts:


                                                           1997              1996            1995
                                                           ----              ----            ----
Net Income:                         As reported         $11,865,858      $9,802,015      $8,249,151
                                    Proforma             10,798,408       9,188,708       7,694,816



Basic earnings per common share     As reported          $     1.18      $     0.98      $    0.83
                                    Proforma                   1.07            0.92           0.77
Diluted earnings per share          As reported          $     1.12      $     0.95      $    0.81
                                    Proforma                   1.00            0.89           0.76

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


14.  STOCK OPTION PLANS (continued)


         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the assumptions used in the fair value calculation:

                                        Non-Qualified Director Options                   Qualified Employee Options
                                ----------------------------------------------       ------------------------------------
                                     1997               1996              1995           1997          1996         1995
                                ----------------------------------------------       ------------------------------------
Risk Free interest rates        6.36% - 6.60%        6.48%-6.62%          6.37%      6.65%-6.83%       6.67%        6.09%
Expected dividend yield                 0.79%              1.32%          1.56%            0.79%       1.32%        1.56%
Expected lives, in years                   5                  5              5                6           6            6
Expected volatility                       43%                33%            39%              43%         33%          39%


         Due to the discretionary nature of stock option grants, the compensation cost included in the 1997, 1996 and 1995 proforma net income per SFAS No. 123, may not be representative of that expected in future years.


15. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

                                                                               Contract or
                                                                             Notional Amount
                                                                             ---------------
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial construction or land development.....       $ 58,277,000
Revolving open-end lines secured by 1-4 family residential properties...        12,636,000
Credit card lines                                                               10,146,000
Other                                                                           60,759,000
Standby letters of credit and financial guarantees                               1,980,000

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

16.  FAIR VALUES OF FINANCIAL INSTRUMENTS

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

        Investment Securities - For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

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

16.  FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

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

        The estimated fair values of financial instruments at December 31, 1997 are as follows:


(Dollars in thousands)            Carrying Value        Fair Value
                                  --------------        -----------
FINANCIAL ASSETS
Cash and cash equivalents          $  45,984           $  45,984
Investment securities ...            182,262             182,318
  Loans .................            595,227
  Allowance for loan loss             (8,529)
                                   ---------           ---------
Net Loans ...............            586,698             593,755

FINANCIAL LIABILITIES
Deposits ................          $ 713,953           $ 715,058
Short-term borrowings ...             28,824              28,824
Long-term borrowings ....             22,446              22,379

        The estimated fair value of financial instruments at December 31, 1996 are as follows:


(Dollars in thousands)            Carrying Value       Fair Value
                                  --------------       ----------
FINANCIAL ASSETS
Cash and cash equivalents          $  42,982           $  42,982
Investment securities ...            109,791             109,820
  Loans .................            538,356
  Allowance for loan loss             (7,038)
                                   ---------           ---------
Net Loans ...............            531,318             538,658

FINANCIAL LIABILITIES
Deposits ................          $ 604,902           $ 606,929
  Short-term borrowings .              3,709               3,709
  Long-term borrowings ..             28,583              28,502

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



17.  PARENT COMPANY ONLY FINANCIAL DATA

         The following sets forth the condensed financial information of West Coast Bancorp on a stand-alone basis:

                             Statement of Condition
                                (Unconsolidated)


                                                                     December 31,
                                                          --------------------------------
                                                             1997                  1996
                                                          -----------          -----------
Assets
 Cash and due from the subsidiary banks ........          $ 2,055,216          $ 3,093,408
 Advances from subsidiaries ....................              279,564               44,590
 Investment in the subsidiaries ................           71,988,723           61,608,116
 Other assets ..................................            6,587,856            3,539,807
                                                          -----------          -----------
   Total assets ................................          $80,911,359          $68,285,921
                                                          ===========          ===========

Liabilities and stockholders' equity
  Balances due to subsidiaries .................          $        20          $     9,783
  Long-term borrowings .........................                   --                   --
  Other liabilities ............................            1,641,430            1,131,017
   Total liabilities ...........................            1,641,450            1,140,800
Stockholders' equity ...........................           79,269,909           67,145,121
                                                          -----------          -----------
    Total liabilities and stockholders' equity .          $80,911,359          $68,285,921
                                                          ===========          ===========

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.  PARENT COMPANY ONLY FINANCIAL DATA (continued)

                               Statement of Income
                                (Unconsolidated)

                                                                      Year ended December 31,
                                                        -----------------------------------------------------
                                                           1997                 1996                  1995
                                                        -----------          -----------          -----------
Income
Cash dividends from subsidiaries .............          $ 4,175,609          $ 4,795,372          $ 2,042,100
Other income from the subsidiaries ...........            5,007,194            4,267,735              347,087
Other income .................................              218,166              145,371              103,647
                                                        -----------          -----------          -----------
Total income .................................            9,400,969            9,208,478            2,492,834
Expenses
Interest expense .............................                   --               57,829              128,305
  Other expense ..............................            8,195,877            6,911,249            1,626,077
                                                        -----------          -----------          -----------
Total expense ................................            8,195,877            6,969,078            1,754,382
Income before income taxes and equity in
undistributed earnings of the banks ..........            1,205,092            2,239,400              738,452
Income tax benefit ...........................            1,005,029            1,074,807              482,486
                                                        -----------          -----------          -----------
Net income before equity in undistributed
earnings of the banks ........................            2,210,121            3,314,207            1,220,938
 Equity in undistributed earnings of the banks            9,655,737            6,487,808            7,028,213
                                                        -----------          -----------          -----------
Net Income ...................................          $11,865,858          $ 9,802,015          $ 8,249,151
                                                        ===========          ===========          ===========


                             Statement of Cash Flows
                                (Unconsolidated)

                                                                       Year ended December 31,
                                                        -----------------------------------------------------
                                                           1997                 1996                 1995
                                                        -----------          -----------          -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income ...................................          $11,865,858          $ 9,802,015          $ 8,249,151
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Undistributed earnings of subsidiaries .....           (9,655,737)          (6,487,808)          (7,028,213)
  (Increase) decrease in advances to subsidiaries          (234,974)              36,254               10,179
  Increase in other assets ...................           (3,048,049)          (2,276,476)            (787,686)
  Increase (decrease) in balances due to subsidiaries        (9,763)               7,747               (9,037)
  Decrease (increase) in other liabilities ...              510,413              513,087             (287,414)
     Tax benefit associated with stock options              702,178                   --                   --
                                                        -----------          -----------          -----------
Net cash provided by operating activities ....              129,926            1,594,819              146,980

CASH FLOWS FROM INVESTING ACTIVITIES
  Capital contributions to subsidiaries ......                   --              (62,820)                  --

CASH FROM FINANCING ACTIVITIES:
Net payments on long-term borrowings .........                   --           (1,350,000)            (150,000)
Net proceeds from issuance of common stock ...              664,627              686,906              212,914
Dividends paid and cash paid for fractional shares       (1,832,745)          (1,476,108)          (1,408,405)
                                                        -----------          -----------          -----------
  Net cash used for financing activities .....           (1,168,118)          (2,139,202)          (1,345,491)

Net decrease in cash and cash equivalents ....           (1,038,192)            (607,203)          (1,198,511)
Cash and cash equivalents at beginning of year            3,093,408            3,700,611            4,899,122
                                                        -----------          -----------          -----------
Cash and cash equivalents at end of year .....          $ 2,055,216          $ 3,093,408          $ 3,700,611
                                                        ===========          ===========          ===========

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

18.  QUARTERLY FINANCIAL INFORMATION (unaudited)

(Dollars in thousands, except per share data)      March 31,         June 30,      September 30,    December 31,
1997                                               ---------         --------      -------------    ------------

Interest income ..........                          $15,449          $16,383          $17,073          $17,773
Interest expense .........                            5,489            5,848            6,193            6,417
                                                    -------          -------          -------          -------
Net interest income ......                            9,960           10,535           10,880           11,356
Provision for loan loss ..                              615              485              631              465
Noninterest income .......                            2,284            2,636            2,927            3,072
Noninterest expense ......                            7,689            8,301            8,614            9,049
                                                    -------          -------          -------          -------
Income before income taxes                            3,940            4,385            4,562            4,914
Provision for income taxes                            1,416            1,460            1,308            1,751
                                                    -------          -------          -------          -------
Net Income ...............                          $ 2,524          $ 2,925          $ 3,254          $ 3,163
                                                    =======          =======          =======          =======

Earnings per common share:
       Basic .............                          $  0.25          $  0.29          $  0.32          $  0.31
       Diluted ...........                          $  0.24          $  0.28          $  0.31          $  0.29

1996

Interest income ..........                          $12,728          $13,869          $14,778          $15,249
Interest expense .........                            4,550            4,780            5,165            5,339
                                                    -------          -------          -------          -------
Net interest income ......                            8,178            9,089            9,613            9,910
Provision for loan loss ..                              403              521              631              620
Noninterest income .......                            2,019            2,165            2,446            2,249
Noninterest expense ......                            6,787            7,086            7,620            7,358
                                                    -------          -------          -------          -------
Income before income taxes                            3,007            3,647            3,808            4,181
Provision for income taxes                              974            1,235            1,176            1,456
                                                    -------          -------          -------          -------
Net Income ...............                          $ 2,033          $ 2,412          $ 2,632          $ 2,725
                                                    =======          =======          =======          =======

Earnings per common share
       Basic .............                          $  0.21          $  0.24          $  0.26          $  0.27
       Diluted ...........                          $  0.20          $  0.23          $  0.26          $  0.26

19.  BUSINESS COMBINATIONS

         On February 28, 1995, West Coast Bancorp of Newport, Oregon merged with and into Commercial Bancorp of Salem, Oregon and retained the name West Coast Bancorp (the "Merger"), 3,489,519 shares of common stock were issued in the transaction. At December 31, 1994, prior to the Merger, West Coast Bancorp had assets of $160.7 million and Commercial Bank had assets of $282.6 million. The Merger was accounted for as a pooling-of-interests under generally accepted accounting principles.

         On March 30, 1995, Bancorp acquired Great Western Bank of Dallas, Oregon. The $8.1 million asset, one branch bank, merged into Bancorp's wholly-owned subsidiary Commercial Bank and became a branch office. Bancorp issued 200,802 shares of common stock for the outstanding shares of Great Western Bank. This transaction was accounted for as a pooling-of-interests under generally accepted accounting principles.

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19.  BUSINESS COMBINATIONS  (continued)

           On July 1, 1996, Bancorp acquired Vancouver Bancorp parent of Bank of Vancouver, headquartered in Vancouver, Washington. Shareholders of Vancouver Bancorp were issued 953,997 new shares of Bancorp common stock and an additional 212,615 shares were made available for options previously granted, providing for a total stock transaction valued at $11.6 million. The transaction was accounted for as a pooling-of-interest under generally accepted accounting principles.

           On October 30, 1997, Bancorp entered into a Plan and Agreement of Merger (the "Agreement") with Centennial Holdings, LTD ("Centennial") of Olympia, Washington. Under the Agreement, Centennial's subsidiary, Centennial Bank, will become a wholly-owned subsidiary of West Coast Bancorp.

           The transaction, which is expected to close in the first quarter of 1998, is subject to approval by Bancorp's and Centennial's shareholders and applicable regulatory agencies. Bancorp anticipates issuing 2,550,000 shares of common stock to Centennial's shareholders and option holders in connection with the transaction.

           Centennial is a bank holding company, headquartered in Olympia, Washington. Its principal business activities are conducted through its subsidiary, Centennial Bank, a Washington state chartered, full-service commercial bank, whose deposits are insured by the Federal Deposit Insurance Corporation. Centennial Bank emphasizes real estate loans to small businesses located within its market area. Centennial's primary service area is western Washington, centered on the I-5 corridor and Olympia, Washington.

           The following unaudited proforma data summarizes the combined results of operations of Bancorp and Centennial Holdings, Ltd., as though the merger had occurred at the beginning of fiscal 1995.


                                            Year ended December 31,
                                                 (unaudited)
                                     ----------------------------------
                                        1997        1996         1995
                                     ----------  ----------  ----------
(Dollars in thousands,
except per share data)
         Net interest income ......  $   56,803  $   48,991  $   40,009
         Provision for loan loss ..       3,936       2,571       1,199
         Noninterest income .......      15,248      10,937      10,430
         Noninterest expense ......      46,406      39,877      34,478
                                     ----------  ----------  ----------
         Income before income taxes      21,709      17,480      14,762
         Provision for income taxes       7,084       5,803       4,154
                                     ----------  ----------  ----------
         Net income ...............  $   14,625  $   11,677  $   10,608
                                     ==========  ==========  ==========

         Basic earnings per share    $     1.18  $     0.96  $     0.89
         Diluted earnings per share  $     1.13  $     0.93  $     0.87

         (Dollars in thousands)      (Unaudited)
         ----------------------      -----------
         Loans ....................  $  776,944
         Allowance for loan loss ..  $   10,450
         Total assets .............  $1,118,387
         Deposits .................  $  958,482
         Total stockholder's equity  $  101,096


           At December 31, 1997, Centennial had assets totaling $268.4 million, and equity capital totaling $21.8 million. Centennial earned $2.8 million and $1.9 million for the years ending December 31, 1997 and 1996, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           NONE


                                    PART III


ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           For information concerning directors and certain executive officers of Bancorp, see "INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS EXPIRE" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS" in Bancorp's 1998 Annual Meeting Proxy Statement ("Proxy Statement"), which is incorporated herein by reference.


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


(3)  Exhibits:

           Exhibits are listed in the Exhibit Index beginning on page 59 of this report.


(b) During the three months ended December 31, 1997 Bancorp filed the following current report on Form 8-K:

           Form 8-K filed November 3, 1997, relating the acquisition of Centennial Holdings, Ltd.


(c)        Exhibits:

           The response to this portion of Item 14 is submitted as a separate section of this report entitled, "Index to Exhibits".


(d)        Financial Statement Schedules:

           None

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 27th day of March, 1998.

WEST COAST BANCORP
(Registrant)

By:  /s/ Victor L. Bartruff
   --------------------------------
     President and CEO

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 27th day of March, 1998.


PRINCIPAL EXECUTIVE OFFICER:

/s/ Victor L. Bartruff                       President and CEO and Director
-----------------------------------
 Victor L. Bartruff


PRINCIPAL FINANCIAL OFFICER:

/s/ Donald A. Kalkofen                       Chief Financial Officer
-----------------------------------
Donald A. Kalkofen


PRINCIPAL ACCOUNTING OFFICER:

/s/ Kevin M. McClung                         Controller
-----------------------------------
Kevin M. McClung


/s/ Lloyd D. Ankeny                          /s/ C. Douglas McGregor
-----------------------------------          ----------------------------------
Lloyd D. Ankeny                              C. Douglas McGregor

/s/ Phillip G. Bateman                       /s/ Robert D. Morrison
-----------------------------------          ----------------------------------
Phillip G. Bateman                           Robert D. Morrison

/s/ William B. Loch                          /s/ James J. Pomajevich
-----------------------------------          ----------------------------------
William B. Loch                              James J. Pomajevich

/s/ Jack E. Long                             /s/ Gary D. Putnam
-----------------------------------          ----------------------------------
Jack E. Long                                 Gary D. Putnam

/s/ J.F. Ouderkirk                           /s/ Thomas W. Healy
-----------------------------------          ----------------------------------
J.F. Ouderkirk                               Thomas W. Healy

/s/ Joseph L. Synder
-----------------------------------
Joseph L. Snyder

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

10.1            Salary Continuation Agreement between the Registrant and Victor L. Bartruff dated January 1, 1997(2)

10.2            Salary Continuation Agreement between the Registrant and Rodney B. Tibbatts dated January 1, 1997(2)

10.3            Salary Continuation Agreement between the Registrant and Donald A. Kalkofen dated December 23, 1996(2)

10.4            Salary Continuation Agreement between the Registrant and Edgar B. Martin dated December 1, 1996(2)

10.5            Non-Qualified Deferred Compensation Plan for Edgar B. Martin dated May 23, 1995(3)

10.6            401(k) Profit Sharing Plan(4)

10.7            Directors' Deferred Compensation Plan(4)

10.8            Executives' Deferred Compensation Plan(4)

10.9            Combined 1991 Incentive Stock Option Plan and 1991 Nonqualified Stock Option Plan(5)

10.10           Form of Option Grant under Combined 1991 Incentive Stock Option Plan and 1991 Nonqualified Stock Option Plan(5)

10.11           Directors Stock Option Plan(6)

10.12           Form of Directors Stock Option Agreement(4)

10.13           Incentive Stock Option Plan(4)

10.14           Form of Incentive Stock Option Agreement(4)

10.15           Form of Nonqualified Stock Option Plan(6)

10.16           Nonqualified Stock Option Plan(6)

Exhibit No.                                         Exhibit
-----------                                         -------
10.17           Incentive Stock Option Nonstatutory Stock Option Plan of Vancouver Bancorp(7)

10.18           Form of Incentive Stock Option Agreement(7)

10.19           Form of Nonstatutory Stock Option Agreement(7)

10.20           Vancouver Bancorp Employee Stock Option Agreement(7)

10.21           Form of Incentive Stock Option Agreement(7)

10.22           Form of Nonqualified Stock Option Agreement(7)

10.23           Salary Continuation Agreement among Registrant, Thomas W. Healy dated as of October 30, 1997 (8)

10.24           Supplemental Letter from Registrant to Mr. Healy regarding certain terms of Mr. Healy's continued employment dated
                October 30, 1997 (8)

21              Subsidiaries of the Registrant

23.1            Consent of Arthur Anderson LLP

23.2            Consent of Moss Adams LLP

27.1            Financial Data Schedule for Fiscal Year 1997

27.2            Financial Data Schedule for Fiscal Years 1995 and 1996

27.3            Financial Data Schedule for First, Second, and Third Quarters of 1997

27.4            Financial Data Schedule for First, Second, and Third Quarters of 1996

----------------
(1) Incorporated by reference to Exhibits 3.1, 3.2 and 10.6 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1994

(2) Incorporated by reference to Exhibits 10.1, 10.2, 10.3, and 10.4 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to Exhibits 10(FF) of Registrant's S-4 Registration Statement--Registration No. 33-88656.

(4) Incorporated by reference to Exhibits 99.1, 99.2 and 99.3 of Registrant's S-8 Registration Statement--Registration No. 333-01649.

(5) Incorporated by reference to Exhibits 99.1 and 99.2 of Registrant's S-8 Registration Statement--Registration No. 33-01651.

(6) Incorporated by reference to Exhibits 99.1, 99.2, 99.3, 99.4, 99.5 and 99.6 of Registrant's S-8 Registration Statement--Registration No. 33-60259.

(7) Incorporated by reference to Exhibits 99.1, 99.2, 99.3, 99.4, 99.5, and 99.6 of Registrant's S-8 Registration Statement - Registration No. 333-09721.

(8) Incorporated by reference to Exhibits 10.2 and 10.3 of Registrant's S-4 Registration Statement--Registration No. 333-43083.