Form 10-Q
period 1998-03-31
WEST COAST BANCORP /NEW/OR/
filed 1998-05-13
CIK 717059

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                    Form 10-Q


                 [X] Quarterly Report Under Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the Quarter Ended March 31, 1998

                 [ ] Transition report under section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                     For the transition period from _______ to ______

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

             5335 Meadows Road, Suite 201, Lake Oswego, Oregon 97035

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

                                 Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, no par value, outstanding on April 30, 1998:     12,841,835

                                TABLE OF CONTENTS

PART I.         Financial Information

        Item 1. Financial Statements                                                                Page
                                                                                                    ----
                Consolidated Balance Sheets -
                March 31, 1998 and December 31, 1997...............................................  3

                Consolidated Statements of Income -
                Three months ended March 31, 1998 and 1997.........................................  4

                Consolidated Statements of Cash Flows -
                Three months ended March 31, 1998 and 1997.........................................  5

                Consolidated Statements of Changes in Stockholders' Equity.........................  6

                Notes to Consolidated Financial Statements.........................................  7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations................................................  9

        Item 3. Quantitative and Qualitative Disclosures About Market Risk......................... 15


PART II.        Other Information

        Item 6. Exhibits and Reports on Form 8-K................................................... 16

                Signatures......................................................................... 17

PART I. FINANCIAL INFORMATION

Item 1.
                               WEST COAST BANCORP
                          CONSOLIDATED BALANCE SHEETS

                                                              March 31,              December 31,
                                                                1998                     1997
                                                           ---------------         ---------------
                                                                         (Unaudited)
ASSETS
Cash and cash equivalents:
  Cash and due from banks .........................        $    50,373,236         $    97,769,331
  Interest-bearing deposits in other banks ........             64,817,505               1,048,327
  Federal funds sold ..............................              9,100,000                      --
                                                           ---------------         ---------------
    Total cash and cash equivalents ...............            124,290,741              98,817,658
Investment securities:
  Investments available for sale ..................            189,712,336             191,189,957
  Investments held to maturity ....................              2,983,130               2,987,256
                                                           ---------------         ---------------
    Total investment securities ...................            192,695,466             194,177,213

Loans held for sale ...............................              6,271,672              10,457,247

Loans .............................................            804,001,946             776,941,389
Allowance for loan loss ...........................            (11,789,594)            (10,450,584)
                                                           ---------------         ---------------
  Loans, net ......................................            792,212,352             766,490,805
Premises and equipment, net .......................             29,332,847              27,850,076
Intangible assets .................................              3,042,013               3,157,300
Other assets ......................................             19,599,795              17,436,250
                                                           ---------------         ---------------
    Total assets ..................................        $ 1,167,444,886         $ 1,118,386,549
                                                           ===============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
  Demand ..........................................        $   172,095,158         $   162,567,731
  Savings and interest-bearing demand .............            511,875,929             495,890,935
  Certificates of deposits ........................            313,323,487             300,022,929
                                                           ---------------         ---------------
    Total deposits ................................            997,294,574             958,481,595
Short-term borrowings .............................             23,461,000              29,249,000
Other liabilities .................................              9,288,407               7,069,962
Long-term borrowings ..............................             32,659,959              22,445,674
                                                           ---------------         ---------------
    Total liabilities .............................          1,062,703,940           1,017,246,231

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
Preferred stock: no par value, none issued;
  10,000,000 shares authorized
Common stock:  No par value, 15,000,000 shares
  authorized; shares issued and outstanding
 12,776,738 and 12,606,009 respectively ...........             15,970,923              15,757,511
Additional paid-in capital ........................             44,600,024              43,213,086
Retained earnings .................................             42,705,257              40,599,130
Accumulated other comprehensive income ............              1,464,742               1,570,591
                                                           ---------------         ---------------
  Total stockholders' equity ......................            104,740,946             101,140,318
                                                           ---------------         ---------------
    Total liabilities and stockholders' equity ....        $ 1,167,444,886         $ 1,118,386,549
                                                           ===============         ===============



The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME


                                                          Three months  ended
                                                                March 31
                                                    --------------------------------
                                                        1998                1997
                                                    ------------        ------------
                                                              (Unaudited)
INTEREST INCOME
Interest and fees on loans .................        $ 20,212,888        $ 18,521,819
Interest on taxable investment securities ..           2,046,749           1,337,479
Interest on nontaxable investment securities             894,940             566,178
Interest from other banks ..................             545,870             223,501
Interest on federal funds sold .............               6,352              13,965
                                                    ------------        ------------
  Total interest income ....................          23,706,799          20,662,942

INTEREST EXPENSE
Savings and interest-bearing demand ........           3,960,533           3,382,092
Certificates of deposit ....................           4,282,430           3,482,610
Short-term borrowings ......................             284,726             140,220
Long-term borrowings .......................             456,401             426,570
                                                    ------------        ------------
  Total interest expense ...................           8,984,090           7,431,492
                                                    ------------        ------------
NET INTEREST INCOME ........................          14,722,709          13,231,450
PROVISION FOR LOAN LOSS ....................           1,485,415           1,397,000
                                                    ------------        ------------
NET INTEREST INCOME AFTER
  PROVISION FOR LOAN LOSS ..................          13,237,294          11,834,450

NONINTEREST INCOME
Gains on sales of loans ....................           1,094,397             351,805
Gain on sale of servicing rights ...........                  --           1,326,343
Service charges on deposit accounts ........           1,086,118             955,385
Other service charges, commissions and fees              789,004             666,897
Trust revenue ..............................             786,477             395,704
Loan servicing fees ........................             143,412             279,858
Other ......................................             168,088             157,361
Net gains (losses) on sales of securities ..             100,886             (27,312)
                                                    ------------        ------------
  Total noninterest income .................           4,168,382           4,106,041

NONINTEREST EXPENSE
Salaries and employee benefits .............           7,265,763           5,894,381
Equipment ..................................           1,213,493           1,054,406
Occupancy ..................................             814,138             807,379
Professional fees ..........................             420,644             585,816
Printing and office supplies ...............             408,482             314,638
Marketing ..................................             387,236             299,702
Communications .............................             376,800             264,076
FDIC insurance .............................              28,737              25,287
Other noninterest expense ..................           2,239,769           1,421,884
                                                    ------------        ------------
  Total noninterest expense ................          13,155,062          10,667,569

INCOME BEFORE INCOME TAXES .................           4,250,614           5,272,922
                                                    ------------        ------------
PROVISION FOR INCOME TAXES .................           1,504,007           1,923,265
                                                    ------------        ------------
NET INCOME .................................        $  2,746,607        $  3,349,657
                                                    ============        ============

AVERAGE NUMBER OF COMMON EQUIVALENT SHARES
OUTSTANDING ................................          13,335,000          12,848,000
EARNINGS PER SHARE
        Basic ..............................        $        .22        $        .27
        Diluted ............................        $        .21        $        .26



The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                               Three months ended
                                                                                                    March 31,
                                                                                        -----------------------------------
                                                                                            1998                  1997
                                                                                        -------------         -------------
                                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income .....................................................................        $   2,746,607         $   3,349,657
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization of premises and equipment ......................              699,136               629,817
  Amortization of intangibles ..................................................              115,287                80,385
  Net (gain) loss on sales of available for sale investments ...................             (100,886)               27,312
  Provision for loan losses ....................................................            1,485,415             1,397,000
  Increase in interest receivables .............................................             (384,118)             (396,477)
  Increase in other assets .....................................................           (1,779,427)           (3,258,786)
  Net cash provided by loans held for sale .....................................            4,185,575             3,114,521
  Increase (decrease) in interest payable ......................................              149,839               (12,925)
  Increase (decrease) in other liabilities .....................................            2,068,606            (1,852,714)
  Tax benefit associated with stock options ....................................              759,726                    --
                                                                                        -------------         -------------
      Net cash  provided by operating activities ...............................            9,945,760             3,077,790

CASH FLOWS FROM INVESTING ACTIVITIES

Proceeds from maturities of investment securities:
  Available for sale ...........................................................            8,888,175             5,576,346
  Held to maturity .............................................................                4,126                41,732
Proceeds from sales of available for sale investment securities ................            2,820,000             5,915,922
Purchase of investment securities:
  Available for sale ...........................................................          (10,235,517)          (27,398,017)
  Held to maturity .............................................................                   --              (100,000)
Loans made to customers greater than principal collected on loans ..............          (27,206,962)          (17,571,018)
Capital expenditures ...........................................................           (2,181,907)           (1,147,618)
                                                                                        -------------         -------------
    Net cash used in investing activities ......................................          (27,912,085)          (34,682,653)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand, savings and interest
  bearing transaction accounts .................................................           25,512,421            13,922,335
Net increase in proceeds from sales of
  certificates of deposits greater than payments for maturing time deposits ....           13,300,558             4,829,637
Proceeds from long-term borrowings .............................................           11,000,000            10,180,000
Payments on long-term borrowings ...............................................             (785,715)           (8,779,954)
Net (decrease) increase in short-term borrowings ...............................           (5,788,000)           12,689,212
Sales of common stock, net .....................................................              840,734                44,482
Dividends paid and cash paid for fractional shares .............................             (640,590)             (522,154)
                                                                                        -------------         -------------
    Net cash provided by financing activities ..................................           43,439,408            32,363,558
                                                                                        -------------         -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS ......................................           25,473,083               758,695
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR .................................           98,817,658            59,174,506
                                                                                        -------------         -------------
CASH AND CASH EQUIVALENTS AT END  OF PERIOD ....................................        $ 124,290,741         $  59,933,201
                                                                                        =============         =============



The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                                       Accumulated
                                              Common Stock             Additional                         Other
                                         ----------------------          Paid-In        Retained       Comprehensive
                                         Shares          Amount          Capital        Earnings          Income          Total
                                      ---------------------------------------------------------------------------------------------
BALANCE, December 31, 1996 .........      8,992,541   $  11,240,676   $  44,819,357   $  28,477,489   $     843,142   $  85,380,664

Net income .........................             --              --              --      14,438,513              --      14,438,513
Net unrealized gains on investments
   available for sale ..............             --              --              --              --         727,449         727,449
Cash dividends, $.18 per common
   share ...........................             --              --              --      (2,305,154)             --      (2,305,154)
Sale of common stock pursuant to
   stock option plans ..............        262,516         328,145       2,055,883              --              --       2,384,028
Redemption of  stock pursuant to
   stock option plans ..............        (19,507)        (24,384)       (526,964)             --              --        (551,348)
Stock Split in the form of a 50
   percent dividend ................      3,370,835       4,213,544      (4,213,544)             --              --              --
Cash paid for fractional shares ....           (376)           (470)             --         (11,718)             --         (12,188)
Tax benefit associated with stock
   options .........................             --              --       1,078,354              --              --       1,078,354
                                      -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, December 31, 1997 .........     12,606,009      15,757,511      43,213,086      40,599,130       1,570,591     101,140,318

Net income .........................             --              --              --       2,746,607              --       2,746,607
Net unrealized losses on investments
   available for sale ..............             --              --              --              --        (105,849)       (105,849)
Cash dividends, $.05 per common
   share ...........................             --              --              --        (639,015)             --        (639,015)
Sale of common stock pursuant to
   stock option plans ..............        171,175         213,969         636,074              --              --         850,043
Redemption of stock pursuant to
   stock option plans ..............           (358)           (448)         (8,860)             --              --          (9,308)
Cash paid for fractional shares ....            (88)           (110)             --          (1,465)             --          (1,575)
Tax benefit associated with stock
   options .........................             --              --         759,726              --              --         759,726
                                      -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, March 31, 1998 ............     12,776,738   $  15,970,922   $  44,600,026   $  42,705,257   $   1,464,742   $ 104,740,947
                                      =============   =============   =============   =============   =============   =============



The accompanying notes are an integral part of these consolidated statements.

                   Notes to Consolidated Financial Statements

1.      PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements include the accounts of West Coast Bancorp ("Bancorp") and its wholly-owned subsidiaries, The Commercial Bank, The Bank of Newport, including its branches operated under the trade name Valley Commercial Bank, The Bank of Vancouver, Centennial Bank, (collectively, the "Banks"), Centennial Funding, Totten Inc., and West Coast Trust, after elimination of intercompany transactions and balances.

        The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of results to be anticipated for the year ending December 31, 1998.


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


3.      BUSINESS COMBINATIONS

        Effective February 28, 1998, Bancorp completed its acquisition of Centennial Holdings, Ltd. in Olympia, Washington. Its principal business activities were conducted through Centennial Bank, which has continued as a wholly-owned commercial bank subsidiary of Bancorp. The merger was accounted for as a pooling-of-interests. The historical consolidated financial statements have been restated and include the accounts and results of operations of Centennial Holdings, Ltd.


4.      STOCKHOLDERS' EQUITY

        The Board of Directors declared a quarterly cash dividend of $.05 per share during the first quarter of 1998. A dividend of $.04 was declared in the first quarter of 1997. A stock split in the form of a 50 percent dividend was declared during the third quarter of 1997. All per share amounts have been restated to retroactively reflect stock dividends and stock splits previously reported.


5.      SUPPLEMENTAL CASH FLOW INFORMATION

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

        Bancorp paid $8,834,251 and $7,444,417, for interest in the three months ended March 31, 1998 and 1997, respectively. Income taxes paid were $20,934 and $500,000 in the three months ended March 31, 1998, and 1997 respectively.

6.      COMPREHENSIVE INCOME

        Bancorp has adopted SFAS No. 130 "Reporting Comprehensive Income" for the quarter ending March 31, 1998. This statement established standards for the reporting and display of comprehensive income and its components in the financial statements. For Bancorp, comprehensive income includes net income reported on the income statement and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity. The following table presents net income adjusted by the change in unrealized gains or losses on the available-for-sale investments as a component of comprehensive income:

                                                       Three months ended
                                                           March 31,
                                                -------------------------------
                                                   1998                 1997
                                                -----------         -----------
Net income                                      $ 2,746,607         $ 3,349,657
Net change in unrealized gains (losses)
   on available for sale investments               (105,849)           (761,153)
                                                -----------         -----------
Comprehensive income                            $ 2,640,758         $ 2,588,504
                                                ===========         ===========


7.      EARNINGS PER SHARE

        Bancorp adopted SFAS No. 128, "Earnings Per Share", effective December 15, 1997. As a result, Bancorp's earnings per share for all periods have been restated. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                            Weighted
                                                            Average         Per-Share
                                         Net Income          Shares           Amount
                                         ----------        ----------        -------

                                              Three months ended March 31, 1998
                                         -------------------------------------------
Basic earnings per share ........        $2,746,607        12,648,385        $  0.22
                                         ----------        ----------        -------
Stock options ...................                             686,208
Diluted earnings per share ......        $2,746,607        13,334,593        $  0.21

                                              Three months ended March 31, 1997
                                         -------------------------------------------
Basic earnings per share ........        $3,349,657        12,341,117        $  0.27
                                         ----------        ----------        -------
Stock options ...................           507,074
Diluted earnings per share ......        $3,349,657        12,848,191        $  0.26


        Bancorp for the periods reported had no reconciling items between net income and income available to common shareholders.


8.      RECLASSIFICATIONS

         Certain reclassifications of prior year amounts have been made to conform to current classifications.

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   The following discussion of Bancorp's consolidated financial condition and results of operations should be read in conjunction with the selected consolidated financial and other data, the consolidated financial statements and related notes included elsewhere in this report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 1998 and 1997

   Net Income. Bancorp reported net income of $2,746,607 or $.21 per diluted share, for the three months ended March 31, 1998. These results reflect the recent acquisition of Centennial Holdings, Ltd., of Olympia, Washington. Net income through March 31, 1998 includes pretax merger related costs of $569,000 in transition expenses and a merger related increase in the provision for loan losses of $1,038,000. Net income through March 31, 1997 was $3,349,657 or $.26 per diluted share. This includes a one time pretax gain on sale of servicing rights of $1,326,343 and a one time increase to the provision for loan losses of $675,000 related to a previous Centennial acquisition. Noninterest income increased mainly due to an increased customer base, higher transaction volumes, and increases due to the sales of loans. Expenses increased mainly due to an increased customer base, higher transaction volumes, branch expansion costs, and other costs related to growth.

   Net Interest Income. Net interest income is the difference between interest income (principally from loan and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume refers to the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities. Bancorp's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Since Bancorp tends to be liability sensitive, as interest bearing liabilities mature or reprice more quickly than interest earning assets in a given period, a significant increase in the market rates of interest could adversely affect net interest income. In contrast, a declining interest rate environment could favorably impact Bancorp's margin. Competition, the economy, and the status of the interest rate environment also impact Bancorp's net interest income in any period.

   Net interest income on a tax equivalent basis for the three months ended March 31, 1998 increased $1,660,622 or 12.28%, to $15,183,739 from $13,523,117 for the same period in 1997. Average interest earning assets increased by $165.6 million, or 19.14%, to $1.03 billion from $865.3 million for the same period in 1997. Average interest bearing liabilities increased $138.1 million or 19.38% over the same period. The average net interest spread decreased from 5.59% to 5.23%, mainly due to decreased average earning yields and a shift in earning asset mix to shorter term assets in the first quarter of 1998 compared to 1997. Bancorp's net interest margin for the three months ended March 31, 1998 was 5.97%, a decrease of 37 basis points from 6.34% for the comparable period of 1997. Average rates paid increased to 4.28% in the first quarter of 1998 from 4.23% for the same period in 1997.

   Analysis of Net Interest Income. The following table presents information regarding yields on interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for the periods indicated on a tax equivalent basis:

                                                 Three Months Ended
                                                       March 31,
                                          -----------------------------------          Increase
                                               1998                 1997              (Decrease)           Change
                                          --------------       --------------       --------------       ----------
Interest and fee income(1) .........      $   24,167,829       $   20,954,609       $    3,213,220            15.33%
Interest expense ...................           8,984,090            7,431,492            1,552,598            20.89%
                                          --------------       --------------       --------------       ----------
Net interest income ................      $   15,183,739       $   13,523,117       $    1,660,622            12.28%
                                          ==============       ==============       ==============       ==========
Average interest earning assets ....      $1,030,867,971       $  865,289,303       $  165,578,668            19.14%
Average interest bearing liabilities      $  850,863,055       $  712,724,765       $  138,138,290            19.38%
Average yields earned(2) ...........                9.51%                9.82%               (0.31)
Average rates paid(2) ..............                4.28%                4.23%                0.05
Net interest spread(2) .............                5.23%                5.59%               (0.36)
Net interest margin(2) .............                5.97%                6.34%               (0.37)

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.
(2) These ratios for the three months ended March 31, 1998 and 1997 have been annualized.

   Provision for Loan Loss. Management's policy is to maintain an adequate allowance for loan loss based on historical trends, current and economic forecasts and statistical analysis of the loan portfolio, as well as detailed review of individual loans, and current loan performance. Bancorp recorded provisions for loan losses for the first quarter of 1998 and 1997 of $1,485,415 and $1,397,000 respectively. The provision for loan loss through March 31, 1998 includes an increase at Centennial Bank of $1,038,000 to bring the allowance for loan loss methodology in line with Bancorp practices. Included in the March 31, 1997 provision for loan loss is a one time increase of $675,000 related to a previous Centennial acquisition. Net charge-offs for the first quarter of 1998 were $146,000, compared to net charge-offs of $766,000 for the same period in 1997. At March 31, 1998, the percentage of non-performing assets was 0.37% of total assets.

   Management has in place a comprehensive loan approval process and an asset quality monitoring system. Management continues its efforts to collect amounts previously charged off and to originate new loans of high quality. Management believes that the allowance for loan losses at March 31, 1998, was adequate to absorb potential loss exposure in the portfolio. Further additions to the allowance for loan losses could become necessary, depending upon the performance of Bancorp's loan portfolio or changes in economic conditions, as well as growth within the loan portfolio. See "Loan Loss Allowance and Provision".

   Noninterest Income. Noninterest income for the first quarter of 1998 was $4,168,382 up $62,341 or 1.52 % over the like period in 1997. Included in the March 31, 1997 noninterest income is a one time gain on sale of servicing rights of $1,326,343 at Centennial Bank. Net of the one time gain on sale of servicing rights, noninterest income was up $1.4 million or 50%. Gains on sales of loans increased $742,592 to $1,094,397 in 1998 over 1997. The increase in sales of loans was due to increased activity in the residential real estate programs. Other service charges, commissions, and fees increased $122,107 or 18.31% in 1998 over 1997. The increases in other service charges, commissions, and fees were due to strong growth in the merchant bankcard program and sales of investment products. Service charges on deposit accounts increased to $1,086,118, a 13.68% increase over the same period in 1997. Trust revenue increased in 1998 over 1997, due mainly to an increased customer base, assets managed, and transaction volumes. Loan servicing fees decreased, due mainly to the previously mentioned sale, while other noninterest income increased in 1998 over 1997.

   Noninterest Expense. Noninterest expenses for the first quarter ended March 31, 1998, were $13,155,062, an increase of $2,487,493 or 23.32% over the same period in 1997. Noninterest expenses through March 31, 1998, include $569,000 of expenditures in relation to the transition of Centennial Bank into Bancorp. The majority of these expenses are related to employment, computer hardware and software expenditures, and conversion costs. Bancorp's salaries and employee benefits, equipment, occupancy, printing and office supplies, marketing, communications and other expenses are higher in the first quarter of 1998 over the same period in 1997, due mainly to growth and expansion including additions of new products, branch locations, and services over the period. Salaries and employee benefits increased $1,371,382 or 23.27% through the first quarter of 1998, due to increases in salaries and personnel over the same period in 1997. Equipment expense increased $159,087 or 15.09% in 1998 over 1997 in the first quarter as Bancorp continues to keep pace with increased technology improvements and expansion. Occupancy costs increased slightly in 1998 over 1997. Marketing and printing and office supplies expense increased in the first quarter of 1998 over the like period in 1997 due to increased efforts to promote products and services in new and current markets. Professional fees incurred for services from outside consultants, accountants, and attorneys are down $165,172 in the first quarter of 1998 compared to the first quarter of 1997. Communication and other expenses increased in line with the continued growth of Bancorp. Other noninterest expenses are up due to merger related transition expenses of $569,000 and continued growth.

INCOME TAXES

   During the first three months of 1998, due to a decrease in pre-tax income and a change in the mix of taxable and nontaxable income items, the provision for income taxes decreased from that of 1997. It is anticipated that Bancorp's tax expense will increase in future periods, both due to an increase in income before taxes and a smaller percentage of Bancorp's income being generated from tax exempt items. Any future merger related capitalized costs may also increase Bancorp tax provisions.

LIQUIDITY AND SOURCES OF FUNDS

   Bancorp's primary sources of funds are customer deposits, maturities of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle ("FHLB"), and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

   Deposits are Bancorp's primary source of new funds. Total deposits were $997.3 million at March 31, 1998, up from $958.5 million at December 31, 1997. Bancorp does not generally accept brokered deposits. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of a quality product. Increases over the period are due to marketing efforts, and new business development programs initiated by Bancorp.

   Management anticipates that Bancorp will continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, and FHLB borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. Borrowings may be used on a short term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will include Federal Funds purchased and borrowings from the FHLB.

CAPITAL RESOURCES

   The Board of Governors of the Federal Reserve System ("FRB") and the Federal Deposit Insurance Corporation ("FDIC") have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk- weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%.

   Shareholders' equity increased to $104,740,946 at March 31, 1998, from $101,140,318 at December 31, 1997, an increase of $3,600,628, or 3.56%, over that period of time. At March 31, 1998, Bancorp's shareholders' equity, as a percentage of total assets, was 8.97%, compared to 9.04% at December 31, 1997. The decrease was primarily the result of Bancorp's asset base growing faster than equity. Equity grew at 3.56% over the period from December 31, 1997, to March 31, 1998, while assets grew by 4.39% over the same period.

   As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.


                                                             March 31, 1998
(Dollars in thousands)                                ------------------------------
                                                        Amount               Ratio
                                                      ----------          ----------
Tier 1 capital ..............................         $  100,946               11.51%
Tier 1 capital minimum requirement ..........             35,089                4.00
                                                      ----------          ----------
  Excess over minimum Tier 1 capital ........         $   65,857                7.51%
                                                      ==========          ==========

Total capital ...............................         $  111,922               12.76%
Total capital minimum requirement ...........             70,178                8.00
                                                      ----------          ----------
  Excess over minimum total capital .........         $   41,744                4.76%
                                                      ==========          ==========

Risk-adjusted assets ........................         $  877,228
                                                      ==========

Leverage ratio ..............................                                   9.09%
Minimum leverage requirement ................                                   3.00
                                                                          ----------
  Excess over minimum leverage ratio ........                                   6.09%
                                                                          ==========

Risk adjusted total assets ..................         $1,110,217
                                                      ==========

LOAN PORTFOLIO

   Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 67.86% and 68.54% of total assets as of March 31, 1998 and December 31, 1997, respectively. Although the Banks strive to serve the credit needs of the service areas, the primary focus is on real estate related and commercial credits. The Banks make substantially all of their loans to customers located within the Banks' service areas. The Banks have no loans defined as highly leveraged transactions by the FRB. The following table presents the composition of the Banks' loan portfolios, at the dates indicated:

                                         March 31, 1998                  December 31, 1997
                                    -------------------------        -------------------------
(Dollars in thousands)               Amount          Percent           Amount         Percent
----------------------              ---------       ---------        ---------       ---------
Commercial ...................      $ 188,250           23.76%       $ 181,508           23.68%
Real estate construction .....        110,303           13.92          110,601           14.43
Real estate mortgage .........         99,321           12.54           99,555           12.99
Real estate commercial .......        324,171           40.92          298,902           38.99
Installment and other consumer         81,957           10.35           86,376           11.27
                                    ---------       ---------        ---------       ---------

Total loans ..................        804,002          101.49%         776,942          101.36%
Allowance for loan losses ....        (11,790)          (1.49)         (10,451)          (1.36)
                                                                     ---------       ---------

Total loans, net .............      $ 792,212          100.00%       $ 766,491          100.00%
                                    =========       =========        =========       =========

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

   The Banks mitigate risk on construction loans by generally lending funds to customers who have been pre-qualified for long term financing or are using experienced contractors approved by the Banks. The commercial real estate risk is further mitigated by making the majority of commercial real estate loans to owner-occupied users of the property.

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

(Dollars in thousands)                                                  March 31, 1998  December 31, 1997
----------------------                                                  --------------  -----------------
Loans on nonaccrual status .........................................        $3,582         $4,245
Loans past due greater than 90 days but not on nonaccrual status ...           147             44

Other real estate owned ............................................           603            494
                                                                            ------         ------

Total nonperforming assets .........................................        $4,332         $4,783
                                                                            ======         ======

Percentage of nonperforming assets to total assets .................           .37%           .43%
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



                                                 Three months ended     Year ended
(Dollars in thousands)                             March 31, 1998     December 31, 1997
----------------------                             --------------     -----------------
Loans outstanding at end of period ...........        $ 804,002          $ 776,942
Average loans outstanding during the period ..        $ 793,663          $ 751,284


Allowance for loan losses, beginning of period        $  10,451          $   8,491
Recoveries ...................................              193                242
Loans charged off ............................             (339)            (2,218)
                                                      ---------          ---------
Net loans charged off ........................             (146)            (1,976)
Provision for loan losses ....................            1,485              3,936
                                                      ---------          ---------
Allowance for loan losses, end of period .....        $  11,790          $  10,451
                                                      =========          =========
Ratio of net loans charged off
  to average loans outstanding(1) ............              .07%               .26%
Ratio of allowance for loan losses
  to loans at end of period ..................             1.47%              1.35%

(1)  The ratios for the three months ended March 31, 1998 have been annualized.

     Increases in the provision for loan losses in the three months ended March 31, 1998 were due mainly to increases in loan growth and a merger related increase of $1,038,000 at Centennial Bank in the first quarter of 1998 to bring the allowance for loan loss methodology in line with Bancorp practices. In addition, further forecasted loan growth will lead to expected future increases in the provision for loan losses. Historical activity in loans charged off or recoveries are not necessarily indicative of activity to be anticipated for the year ending December 31, 1998 or any future periods.

INVESTMENT PORTFOLIO

The following table shows the carrying value of the Banks' portfolio of investments:


                                                         March 31,      December 31,
                                                           1998            1997
                                                         --------        --------
(Dollars in thousands)
Investments available for sale (At Fair Value)
U.S. Treasury securities ........................        $  8,575        $  9,571
U.S. Government agency securities ...............          66,959          76,512
Corporate securities ............................          26,337          24,802
Mortgage-backed securities ......................           9,146           8,444
Obligations of state and political subdivisions .          69,894          63,822
Other securities ................................           8,801           8,039
                                                         --------        --------
  Total .........................................        $189,712        $191,190
                                                         ========        ========


Investments held to maturity (At Historical Cost)
U.S. Treasury securities ........................        $     --        $     --
U.S. Government agency securities ...............              --              --
Corporate securities ............................              --              --
Mortgage-backed securities ......................              --              --
Obligations of state and political subdivisions .           2,983           2,987
Other securities ................................              --              --
                                                         --------        --------
  Total .........................................        $  2,983        $  2,987
                                                         ========        ========

  Total Investment Portfolio ....................        $192,695        $194,177
                                                         ========        ========

YEAR 2000 ISSUES

       The upcoming year 2000 creates challenges with respect to the automated systems used by financial institutions and other companies. Many software programs are not able to recognize the year 2000, due to the practice of using only two digits to represent years in the 1900's, and some software programs do not recognize the year 2000 as a leap year. This challenge is especially problematic for financial institutions, since many transactions, such as interest accruals and payments, are date sensitive. In addition, the problem is not limited to computer systems, but will potentially affect every system that has an embedded microchip, such as automated teller machines, elevators, and vaults. It also may affect the operations of third parties with whom Bancorp and the Banks do business.

        Bancorp and the Banks are committed to addressing these challenges in a prompt and responsible manner and have dedicated resources to do so. Management has completed an assessment of its automated systems and has implemented a program to complete all necessary steps to resolve these issues, including purchasing appropriate computer technology. As part of this program, management will monitor the efforts and success of its suppliers, service providers, and large corporate customers, in meeting their year 2000 challenges. Updating and testing of Bancorp's and the Banks' automated systems is currently underway and will be substantially complete well before the millennium. Bancorp and the Banks may also incur additional expenses related to compliance with regulatory requirements related to the year 2000 problem.

        The total financial effect of these year 2000 challenges on Bancorp and the Banks is impossible to predict with certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of these efforts cannot be predicted until the year 2000 actually arrives. However, management does not believe that expenses related to year 2000 challenges will have a material effect on the operations or financial performance of Bancorp or the Banks.

FORWARD LOOKING STATEMENTS

                This document contains certain forward looking statements, all of which are based on current expectations. Actual results may differ materially, and therefore readers are cautioned not to place undue reliance on these forward looking statements.

Item 3.
                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

MARKET RISK

                 Interest rate, credit, and operations risks are the most significant market risks impacting Bancorp's performance. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of Bancorp's business activities. Bancorp relies on loan reviews, prudent loan underwriting standards and an adequate allowance of loan loss to mitigate credit risk.

      Bancorp uses an asset/liability management simulation model to measure interest rate risk. The model quantifies interest rate risk through simulating forecasted net interest income over a 12-month time period under various rate scenarios, as well as monitoring the change in the present value of equity under the same rate scenarios. The present value of equity is defined as the difference between the market value of current assets less current liabilities. By measuring the change in the present value of equity under different rate scenarios, management is able to identify interest rate risk that may not be evident in simulating changes in forecasted net interest income.

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

      It should be noted that the simulation model does not take into account future management actions that could be undertaken, if there were a change in actual market interest rates during the year. Also, certain assumptions are required to perform modeling simulations that may have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and future expected pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly by external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Merger activity will also have an impact on Bancorp's asset/liability position as new assets are acquired and added. The acquisition of Centennial Holdings, Ltd. decreased Bancorp's liability sensitivity slightly. Centennial Bank is currently slightly asset sensitive. Management has assessed these risks and believes that there has been no material change since December 31, 1997.

                           PART II. OTHER INFORMATION



Item 6.                   Exhibits and Reports on Form 8-K.

(a)     Exhibits

                  Exhibit 27 Financial Data Schedules for Form 10-Q.


(b) During the three months ended March 31, 1998, West Coast Bancorp filed the following current report on Form 8-K:

                  Form 8-K filed March 3, 1998, relating to the acquisition of Centennial Holdings, Ltd.

                                   SIGNATURES



As required by the Securities Exchange Act of 1934, this report is signed on registrant's behalf by the undersigned authorized officers.


                                                WEST COAST BANCORP
                                                  (Registrant)



Dated: May 13, 1998                          /s/ Victor L. Bartruff
                                             ----------------------
                                             Victor L. Bartruff
                                             President and Chief Executive
                                             Officer



Dated: May 13, 1998                          /s/ Donald A. Kalkofen
                                             ----------------------
                                             Donald A. Kalkofen
                                             Executive Vice President and Chief
                                             Financial Officer