Form 10-Q
period 1998-06-30
WEST COAST BANCORP /NEW/OR/
filed 1998-08-13
CIK 717059

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        ---------------------------------

                                    Form 10-Q



                  [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                           For the Quarter Ended June 30, 1998

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

                                 Yes [X] No. [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, no par value, outstanding on July 31, 1998:     12,886,274

                                TABLE OF CONTENTS

PART I.           Financial Information


        Item 1.  Financial Statements                                                                           Page
                  Consolidated Balance Sheets -
                  June 30, 1998 and December 31, 1997.............................................................3

                  Consolidated Statements of Income -
                  Three months and six months ended June 30, 1998 and 1997........................................4

                  Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1998 and 1997.........................................................5

                  Consolidated Statements of Changes in Stockholders' Equity......................................6

                  Notes to Consolidated Financial Statements......................................................7

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations.............................................................9

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....................................20

PART II. Other Information

         Item 4.  Submissions of Matters to a Vote of Security Holders...........................................21

         Item 6.  Exhibits and Reports on Form 8-K...............................................................22

                  Signatures.....................................................................................23

                          PART I. FINANCIAL INFORMATION
Item 1.
                               WEST COAST BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30,               December 31,
                                                                1998                    1997
                                                           ---------------         ---------------
                                                                          (Unaudited)
ASSETS
Cash and cash equivalents:
     Cash and due from banks ......................        $    82,511,270         $    97,769,331
     Interest-bearing deposits in other banks .....              3,411,863               1,048,327
     Federal funds sold ...........................                     --                      --
                                                           ---------------         ---------------
         Total cash and cash equivalents ..........             85,923,133              98,817,658
Investment securities:
     Investment available for sale ................            204,036,071             191,189,957
     Investment held to maturity ..................              2,969,594               2,987,256
                                                           ---------------         ---------------
         Total investment securities ..............            207,005,665             194,177,213

Loans held for sale ...............................             10,018,069              10,457,247

Loans .............................................            820,786,733             776,941,389
Allowance for loan loss ...........................            (12,003,751)            (10,450,584)
                                                           ---------------         ---------------
     Loans, net ...................................            808,782,982             766,490,805
Premises and equipment, net .......................             29,638,007              27,850,076
Intangible assets .................................              2,934,839               3,157,300
Other assets ......................................             17,952,705              17,436,250
                                                           ---------------         ---------------
         Total assets .............................        $ 1,162,255,400         $ 1,118,386,549
                                                           ===============         ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
     Demand .......................................        $   185,075,712         $   162,567,731
     Savings and interest-bearing demand ..........            504,240,879             495,890,935
     Certificates of deposits .....................            323,953,693             300,022,929
                                                           ---------------         ---------------
         Total deposits ...........................          1,013,270,284             958,481,595
Short-term borrowings .............................              1,397,000              29,249,000
Other liabilities .................................              6,058,342               7,069,962
Long-term borrowings ..............................             31,874,245              22,445,674
                                                           ---------------         ---------------
         Total liabilities ........................          1,052,599,871           1,017,246,231

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
Preferred stock: no par value, none issued;
     10,000,000 shares authorized
Common stock: no par value, 50,000,000 shares
     authorized; shares issued and outstanding
     12,867,816 and 12,606,009 respectively .......             16,084,770              15,757,511
Additional paid-in capital ........................             45,544,866              43,213,086
Retained earnings .................................             46,417,522              40,599,130
Accumulated other comprehensive income ............              1,608,371               1,570,591
                                                           ---------------         ---------------
     Total stockholders' equity ...................            109,655,529             101,140,318
                                                           ---------------         ---------------
         Total liabilities and stockholders' equity        $ 1,162,255,400         $ 1,118,386,549
                                                           ===============         ===============


  The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months ended                     Six Months ended
                                                             June 30,                             June 30,
                                                  -------------------------------------------------------------------
                                                      1998              1997               1998              1997
                                                  -------------------------------------------------------------------
INTEREST INCOME                                                               (Unaudited)
Interest and fees and loans ................      $ 20,435,332      $ 19,514,766       $ 40,648,220      $ 38,036,585
Interest on taxable investment securities ..         2,063,646         1,611,787          4,110,395         2,949,266
Interest on nontaxable investment securities           969,152           568,935          1,864,092         1,135,113
Interest from other banks ..................           399,219           132,527            945,089           356,028
Interest on federal funds sold .............            28,794            14,920             35,146            28,885
                                                  ------------      ------------       ------------      ------------
     Total interest income .................        23,896,143        21,842,935         47,602,942        42,505,877

INTEREST EXPENSE
Savings and interest-bearing demand ........         4,045,863         3,656,132          8,006,396         7,038,224
Certificates of deposit ....................         4,379,463         3,603,962          8,661,893         7,086,572
Short-term borrowings ......................           115,540           290,049            400,266           430,269
Long-term borrowings .......................           462,502           293,814            918,903           720,384
                                                  ------------      ------------       ------------      ------------
     Total interest expense ................         9,003,368         7,843,957         17,987,458        15,275,449
                                                  ------------      ------------       ------------      ------------
NET INTEREST INCOME ........................        14,892,775        13,998,978         29,615,484        27,230,428
PROVISION FOR LOAN LOSS ....................           495,000           913,000          1,980,415         2,310,000
                                                  ------------      ------------       ------------      ------------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSS ...............        14,397,775        13,085,978         27,635,069        24,920,428

NONINTEREST INCOME
Gains on sales of loans ....................         1,880,784           503,504          2,975,181           855,309
Service charges on deposit accounts ........         1,121,235           995,575          2,207,353         1,950,960
Other service charges, commissions and fees            867,070           793,650          1,656,074         1,460,547
Gains on sale of servicing rights ..........                --           118,974                 --         1,445,317
Trust revenue ..............................           518,067           405,675          1,304,544           801,379
Loans servicing fees .......................           169,069           199,709            312,481           479,567
Other ......................................           233,423           138,866            401,511           296,227
Net gains (losses) on sales of securities ..           150,095           (19,074)           250,981           (46,386)
                                                  ------------      ------------       ------------      ------------
     Total noninterest income ..............         4,939,743         3,136,879          9,108,125         7,242,920

NONINTEREST EXPENSE
Salaries and employee benefits .............         7,473,181         6,155,010         14,738,944        12,049,391
Equipment ..................................         1,363,403         1,175,919          2,576,896         2,230,325
Occupancy ..................................           804,993           860,644          1,619,131         1,668,023
Professional fees ..........................           360,055           422,783            780,699         1,008,599
Printing and office supplies ...............           351,174           259,225            759,656           573,863
Marketing ..................................           362,698           372,614            749,934           672,316
Communications .............................           371,680           287,014            748,480           551,090
FDIC insurance .............................            28,932            23,514             57,669            48,801
Other noninterest expense ..................         1,766,039         1,484,878          4,005,808         2,906,762
                                                  ------------      ------------       ------------      ------------
     Total noninterest expense .............        12,882,155        11,041,601         26,037,217        21,709,170

INCOME BEFORE INCOME TAXES .................         6,455,363         5,181,256         10,705,977        10,454,178
PROVISION FOR INCOME TAXES .................         2,099,503         1,868,426          3,603,510         3,791,691
                                                  ------------      ------------       ------------      ------------
NET INCOME .................................      $  4,355,860      $  3,312,830       $  7,102,467      $  6,662,487
                                                  ============      ============       ============      ============

AVERAGE NUMBER OF COMMON EQUIVALENT SHARES
OUTSTANDING ................................        13,380,000        12,934,000         13,359,000        12,894,000
     Basic .................................      $        .34      $        .27       $        .56      $        .54
     Diluted ...............................      $        .33      $        .26       $        .53      $        .52


 The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six Months ended
                                                                                     June 30,
                                                                         ---------------------------------
                                                                             1998                 1997
                                                                         ---------------------------------
                                                                                    (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ......................................................        $  7,102,467         $  6,662,487
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization of premises and equipment ....           1,459,342            1,234,213
     Amortization of intangibles ................................             222,461              170,416
     Net (gain) loss on sales of available for sale investments..            (250,981)              46,386
     Provision for loan losses ..................................           1,980,415            2,310,000
     Increase in interest receivables ...........................            (610,554)            (750,699)
     (Increase) decrease in other assets ........................              94,099           (1,192,908)
     Net cash provided by loans held for sale ...................             439,178            3,466,207
     Decrease in interest payable ...............................             (42,560)            (140,040)
     Decrease in other liabilities ..............................            (969,060)          (2,847,684)
     Tax benefit associated with stock options ..................           1,189,902                   --
                                                                         ------------         ------------
         Net cash provided by operating activities ..............          10,614,709            8,958,378

CASH FLOWS FOR INVESTING ACTIVITIES

Proceeds from maturities of investment securities:
     Available for sale .........................................          22,798,055           12,574,961
     Held to maturity ...........................................              17,662               56,942
Proceeds from sales of available for sale investment securities..           5,512,295           11,299,325
Purchase of investment securities:
     Available for sale .........................................         (40,867,703)         (41,594,903)
     Held to maturity ...........................................                  --             (100,000)
Loans made to customers greater than principal collected on loans         (44,272,592)         (30,936,733)
Capital expenditures ............................................          (3,247,273)          (1,642,965)
                                                                         ------------         ------------
     Net cash used in investing activities ......................         (60,059,556)         (50,343,373)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand, savings and interest
     bearing transaction accounts ...............................          30,857,925           55,814,704
Net increase in proceeds from sales of certificates of deposits
     greater than payments for maturing time deposits ...........          23,930,764           13,156,362
Proceeds from long-term borrowings ..............................          11,000,000           10,180,000
Payments on long-term borrowings ................................          (1,571,429)         (21,745,667)
Net decrease in short-term borrowings ...........................         (27,852,000)          (8,000,734)
Sales of common stock, net ......................................           1,469,247              238,238
Dividends paid and cash paid for fractional shares ..............          (1,284,185)          (1,044,459)
                                                                         ------------         ------------
     Net cash provided by financing activities ..................          36,550,322           48,598,444
                                                                         ------------         ------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............         (12,894,525)           7,213,449
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................          98,817,658           59,174,506
                                                                         ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................        $ 85,923,133         $ 66,387,955
                                                                         ============         ============


 The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                      Accumulated
                                                                       Additional                       Other
                                               Common Stock              Paid-In        Retained     Comprehensive
                                          Shares         Amount          Capital        Earnings         Income          Total
                                      -------------   -------------   -------------   -------------   -------------  -------------
BALANCE, December 31, 1996 .........      8,992,541   $  11,240,676   $  44,819,357   $  28,477,489   $     843,142  $  85,380,664

Net income .........................             --              --              --      14,438,513              --     14,438,513
Net unrealized gains on investments
  available for sale ...............             --              --              --              --         727,449        727,449
Cash dividends, $.18 per common
  shares ...........................             --              --              --      (2,305,154)             --     (2,305,154)
Sale of common stock pursuant to
  stock option plans ...............        262,516         328,145       2,055,883              --              --      2,384,028
Redemption of stock pursuant to
  stock option plans ...............        (19,507)        (24,384)       (526,964)             --              --       (551,348)
Stock Split in the form of a 50
  percent dividend .................      3,370,835       4,213,544      (4,213,544)             --              --             --
Cash paid for fractional shares ....           (376)           (470)             --         (11,718)             --        (12,188)
Tax benefit associated with stock
  options ..........................             --              --       1,078,354              --              --      1,078,354
                                      -------------   -------------   -------------   -------------   -------------  -------------
BALANCE, December 31, 1997 .........     12,606,009      15,757,511      43,213,086      40,599,130       1,570,591    101,140,318

Net income .........................             --              --              --       7,102,467              --      7,102,467
Net unrealized losses on investments
  available for sale ...............             --              --              --              --          37,780         37,780
Cash dividends, $.10 per common
  Share ............................             --              --              --      (1,282,610)             --     (1,282,610)
Sale of common stock pursuant to
  stock options plans ..............        263,027         328,784       1,168,565              --              --      1,497,349
Redemption of stock pursuant to
  stock option plans ...............         (1,132)         (1,415)        (26,687)             --              --        (28,102)
Cash paid for fractional shares ....            (88)           (110)             --          (1,465)             --         (1,575)
Tax benefit associated with stock
  options ..........................             --              --       1,189,902              --              --      1,189,902
                                      -------------   -------------   -------------   -------------   -------------  -------------
BALANCE, June 30, 1998 .............     12,867,816   $  16,084,770   $  45,544,866   $  46,417,522   $   1,608,371  $ 109,655,529
                                      =============   =============   =============   =============   =============  =============



 The accompanying notes are an integral part of these consolidated statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

1.       PRINCIPLES OF CONSOLIDATION

         The accompanying consolidated financial statements include the accounts of West Coast Bancorp ("Bancorp") and its wholly-owned subsidiaries, The Commercial Bank, The Bank of Newport, including its branches operated under the trade name Valley Commercial Bank, The Bank of Vancouver, Centennial Bank, (collectively, the "Banks"), Centennial Funding corporation, Totten Inc., and West Coast Trust, after elimination of intercompany transactions and balances.

         The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and six months ended June 30, 1998 are not necessarily indicative of results to be anticipated for the year ending December 31, 1998, or other future periods.

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

4.       ACCOUNTING CHANGES

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards requiring that every derivative instrument (including certain derivative instruments embedded in other contracts) be recorded in the balance sheet as either an asset or liability measured at its fair value. The Statement requires that changes in the derivative's fair value be recognized currently in earnings unless specific hedge accounting criteria are met. Special accounting for qualifying hedges allows a derivative's gains and losses to offset related results on the hedged item in the income statement, and requires that a company must formally document, designate, and assess the effectiveness of transactions that receive hedge accounting.

         SFAS No. 133 is effective for fiscal years beginning after June 15, 1999. A company may also implement the Statement as of the beginning of any fiscal quarter after issuance (that is, fiscal quarters beginning June 16, 1998 and thereafter). Statement 133 cannot be applied retroactively. SFAS No. 133 must be applied to (a) derivative instruments and (b) certain derivative instruments embedded in hybrid contracts that were issued, acquired, or substantively modified after December 31, 1997 (and, at the company's election, before January 1, 1998).

         The implementation of this statement is not anticipated to have a material effect on Bancorp's financial position or net income.

5.       STOCKHOLDERS' EQUITY

         The Board of Directors declared a quarterly cash dividend of $.05 per share during the first and second quarter of 1998. A dividend of $.04 was declared in the first and second quarter of 1997. A stock split in the form of a 50 percent dividend was declared during the third quarter of 1997. All per share amounts have been restated to retroactively reflect stock dividends and stock splits previously reported.

6.       SUPPLEMENTAL CASH FLOW INFORMATION

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

         Bancorp paid $18,030,018 and $15,275,449, for interest in the six months ended June 30, 1998 and 1997, respectively. Income taxes paid were $2,170,934 and $3,294,140 in the six months ended June 30, 1998 and 1997 respectively.

7.       COMPREHENSIVE INCOME

         Bancorp has adopted SFAS No. 130 "Reporting Comprehensive Income" as of the quarter ended March 31, 1998. This statement established standards for the reporting and display of comprehensive income and its components in the financial statements. For Bancorp, comprehensive income includes net income reported on the income statement and changes in the fair value of its available-for-sale investments reported as a component of shareholders' equity. The following table presents net income adjusted by the change in unrealized gains or losses on the available-for-sale investments as a component of comprehensive income:


                                                 Three Months ended                Six Months ended
                                                       June 30,                         June 30,
                                                1998             1997             1998             1997
                                             -----------      -----------      -----------      -----------
Net income                                   $ 4,355,860      $ 3,312,830      $ 7,102,467      $ 6,662,487
Net change in unrealized gains (losses)
  on available for sale investments              143,629          666,323           37,780          (94,830)
                                             ===========      ===========      ===========      ===========
Comprehensive income                         $ 4,499,489      $ 3,979,153      $ 7,140,247      $ 6,567,657
                                             ===========      ===========      ===========      ===========

8.       EARNINGS PER SHARE

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

                                                               Weighted
                                                                Average          Per-Share
                                            Net Income          Shares            Amount
                                            ----------------------------------------------

                                                   Three Months ended June 30, 1998
                                            ----------------------------------------------
Basic earnings per share ...........        $4,355,860        12,841,614        $     0.34
Stock options ......................                             538,558
Diluted earnings per share .........        $4,355,860        13,380,172        $     0.33

                                                  Three Months ended June 30, 1997
                                            ----------------------------------------------
Basic earnings per share ...........        $3,312,830        12,351,158        $     0.27
Stock options ......................                             582,385
Diluted earnings per share .........        $3,312,830        12,933,543        $     0.26


                                                    Six Months ended June 30, 1998
                                            ----------------------------------------------
Basic earnings per share ...........        $7,102,467        12,747,354        $     0.56
Stock options ......................                             611,769
Diluted earnings per share .........        $7,102,467        13,359,123        $     0.53

                                                     Six Months ended June 30, 1997
                                            ----------------------------------------------
Basic earnings per share ...........        $6,662,487        12,346,374        $     0.54
Stock options ......................                             547,793
Diluted earnings per share .........        $6,662,487        12,894,167        $     0.52

9.       RECLASSIFICATIONS

         Certain reclassifications of prior year amounts have been made to conform to current classifications.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion of Bancorp's consolidated financial condition and results of operations should be read in conjunction with the selected consolidated financial and other data, the consolidated financial statements, and related notes included elsewhere in this report. In addition to historical information, this quarterly report contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing Bancorp of the protections of the safe harbor provisions of the PSLRA. The forward looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such a material difference include, but are not limited to, those discussed in this section of the report. In addition, the following items are among the factors that could cause actual results to differ materially from the forward looking statements in this report: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; new legislation; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect Management's analysis only as of the date of the statement. Bancorp undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents Bancorp files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three months ended June 30, 1998 and 1997

         Net Income. Bancorp reported net income of $4,355,860 or $.33 per diluted share, for the three months ended June 30, 1998. This represents a 31 % increase in net income and a 27% increase in diluted per share amounts, as compared to $3,312,830 or $.26 per diluted share for the three months ended June 30, 1997. Net interest income increased in the second quarter of 1998 over the comparable period in 1997 due to higher average interest earning assets. Noninterest income increased mainly due to gains on sales of loans, an increased customer base, higher transaction volumes, and increases in fee assessments. Expenses increased mainly due to an increased customer base, higher transaction volumes, product expansion costs, and other costs related to growth.

         Net Interest Income. Net interest income is the difference between interest income (principally from loan and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume refers to the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities. Bancorp's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Since Bancorp tends to be liability sensitive, as interest bearing liabilities mature or reprice more quickly than interest earning assets in a given period, a significant increase in the market rates of interest or flattening of the interest rate yield curve could adversely affect net interest income. In contrast, a declining interest rate environment or steepening of the interest rate yield curve could favorably impact Bancorp's margin. Competition, the economy, and the status of the interest rate environment also impact Bancorp's net interest income in any period.

         Net interest income on a tax equivalent basis for the three months ended June 30, 1998 increased $1,099,969 or 7.70%, to $15,392,035 from
$14,292,066 for the same period in 1997. Average interest earning assets increased by $159.7 million, or 17.69%, to $1.1 billion from $902.6 million for the same period in 1997, while average interest bearing liabilities increased $122.9 million or 16.70%. The average net interest spread decreased from 5.57% to 5.01%, mainly due to decreased average earning asset yields which declined 63 basis points from 9.84% to 9.21%. The low/flat interest rate yield curve has caused variable rate repricing on assets over the period decreasing asset yields. In addition, certain fixed rate loan customers have refinanced their loans at the lower rates over the period. Average rates paid decreased only 7 basis points to 4.20% in the second quarter of 1998 from 4.27% for the same period in 1997. Bancorp's net interest margin for the three months ended June 30, 1998 was 5.81%, a decrease of 54 basis points from 6.35% for the comparable period of 1997. Bancorp expects to see further declines in its interest margin, due to continued anticipated refinance activity caused by the low interest rate environment and continued strong competition in the markets it serves. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

Analysis of Net Interest Income                      Three Months Ended
                                                           June 30,
                                             ----------------------------------        Increase
                                                  1998               1997              (Decrease)            Change
                                             --------------      --------------      --------------      --------------
Interest and fee income (1) ............     $   24,395,403      $   22,136,023      $    2,259,380               10.21%
Interest expense .......................          9,003,368           7,843,957           1,159,411               14.78%
                                             --------------      --------------      --------------
Net interest income ....................     $   15,392,035      $   14,292,066      $    1,099,969                7.70%
                                             ==============      ==============      ==============
Average interest earning assets ........     $1,062,304,710      $  902,640,439      $  159,664,271               17.69%
Average interest bearing liabilities ...     $  859,098,468      $  736,149,709      $  122,948,759               16.70%

Average yields earned (2) ..............               9.21%               9.84%              (0.63)
Average rates paid (2) .................               4.20%               4.27%              (0.07)
Net interest paid (2) ..................               5.01%               5.57%              (0.56)
Net interest margin (2) ................               5.81%               6.35%              (0.54)

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.
(2) These ratios for the three months ended June 30, 1998 and 1997 have been annualized.

         Provision for Loan Loss. Bancorp recorded provisions for loan losses for the second quarter of 1998 and 1997 of $495,000 and $913,000 respectively. Bancorp's first quarter provision for loan losses was approximately $447,000, net the one time merger-related increase in the provision for loan losses of $1,038,000. Net charge-offs for the second quarter of 1998 were $281,000, compared to net charge-offs of $249,000 for the same period in 1997. At June 30, 1998, the percentage of non-performing assets was 0.31% of total assets compared to 0.35% one year earlier. Bancorp's loan loss reserve, as a percentage of total loans was 1.46% at June 30, 1998 compared to 1.31% as of June 30, 1997.

         Noninterest Income. Noninterest income for the second quarter of 1998 was $4,939,743 up $1,802,864 or 57.47% from $3,136,879 in the like period in
1997. Gains on sales of loans increased $1,377,280 to $1,880,784 in 1998 over 1997. The gains represented 38% of noninterest income during the second quarter of 1998 compared to 16% in the second quarter of 1997. The increase in sales of loans was due mainly to increased activity in the residential real estate programs. Service charges on deposit accounts increased to $1,121,235, a 12.62% increase over the same period in 1997 caused mainly by increases in volumes of customers serviced. Other service charges, commissions, and fees increased $73,420 or 9.25% in 1998 over 1997. The increases in other service charges, commissions, and fees were due to strong growth in the merchant bankcard program and sales of investment products. Trust revenue increased in 1998 over 1997, due mainly to an increased customer base, assets managed, and transaction volumes. Loan servicing fees decreased, due mainly to prior period sales of servicing rights on loans, while other noninterest income increased during the period.

         Noninterest Expense. Noninterest expenses for the second quarter ended June 30, 1998, were $12,882,155, an increase of $1,840,554 or 16.67% over the same period in 1997. Bancorp's salaries and employee benefits, equipment, communications, printing and office supplies, and other expenses are higher in the second quarter of 1998 over the same period in 1997, due mainly to growth and expansion including additions of new products and services over the period. Salaries and employee benefits increased $1,318,171 or 21.42% in the second quarter of 1998, due to increases in personnel over the same period in 1997. Equipment expense increased $187,484 or 15.94% in the second quarter of 1998 over 1997. Bancorp continues to invest in technological improvements and expansion. Communication and other expenses increased in line with the continued growth of Bancorp. Occupancy, marketing, and professional fees decreased in the second quarter of 1998 over the like period in 1997. Professional fees incurred for services from outside consultants, accountants, and attorneys are down $62,728 in the second quarter of 1998 compared to the second quarter of 1997.

Six Months Ended June 30, 1998 and 1997

         Net Income. For the six months ended June 30, 1998, Bancorp's net income was $7,102,467, an increase of $439,980 from $6,662,487 for the same period in 1997, a 6.60% increase. Net income through June 30, 1998 includes first quarter pretax merger related costs of $569,000 in transition expenses and a merger related increase in the provision for loan losses of $1,038,000. Net income through June 30, 1997 includes a one time pretax gain on sale of servicing rights of $1,326,343 and a one-time increase to the provision for loan losses of $675,000 related to a previous bank acquisition made by Centennial Bank. Noninterest income increased mainly due to gains on sales of loans, an increased customer base, and higher transaction volumes. Expenses increased mainly due to an increased customer base, higher transaction volumes, branch expansion costs, acquisition related costs, and other costs related to growth.

         Net Interest Income. Net interest income on a tax equivalent basis for the six months ended June 30, 1998 increased $2,760,591 or 9.92%, to $30,575,774 from $27,815,183 for the same period in 1997. Average interest earning assets increased by $164.4 million, or 18.60%, to $1.05 billion from $884.4 million for the same period in 1997. Average interest bearing liabilities increased $130.9 million or 18.07% over the same period. The average net interest spread decreased from 5.58 to 5.10%, due to decreased average earning asset yields which declined 49 basis points from 9.83% to 9.34%. The low/flat interest rate yield curve has caused variable rate repricing on assets over the period decreasing asset yields. In addition, certain fixed rate loan customers have refinanced their loans at the lower rates over the period. Bancorp expects to see further declines in its interest margin, due to continued anticipated refinance activity caused by the low interest rate environment and continued strong competition in the markets it serves. Average rates paid decreased only 1 basis point to 4.24% through June 1998 from 4.25% for the same period in 1997. Bancorp's net interest margin for the six months ended June 30, 1998 was 5.88%, a decrease of 46 basis points from 6.34% for the comparable period of 1997. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

Analysis of Net Interest Income                        Six Months Ended
                                                           June 30,
                                             ----------------------------------       Increase
                                                 1998                 1997            (Decrease)             Change
                                             --------------      --------------      --------------      --------------
Interest and fee income (1) ............     $   48,563,232      $   43,090,632      $    5,472,600               12.70%
Interest expense .......................         17,987,458          15,275,449           2,712,009               17.75%
                                             --------------      --------------      --------------
Net interest income ....................     $   30,575,774      $   27,815,183      $    2,760,591                9.92%
                                             ==============      ==============      ==============
Average interest earning assets ........     $1,048,810,193      $  884,361,968      $  164,448,225               18.60%
Average interest bearing liabilities ...     $  855,276,289      $  724,361,321      $  130,914,968               18.07%

Average yields earned (2) ..............               9.34%               9.83%              (0.49)
Average rates paid (2) .................               4.24%               4.25%              (0.01)
Net interest paid (2) ..................               5.10%               5.58%              (0.48)
Net interest margin (2) ................               5.88%               6.34%              (0.46)

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.
(2) These ratios for the six months ended June 30, 1998 and 1997 have been annualized.

         Provision for Loan Loss. Management's policy is to maintain an adequate allowance for loan loss based on historical trends, current economic forecasts, and statistical analysis of the loan portfolio, as well as detailed review of individual loans, and current loan performance. Bancorp recorded provisions for loan losses through June 1998 and 1997 of $1,980,415 and $2,310,000, respectively. The provision for loan loss through June 30, 1998 includes an increase at Centennial Bank of $1,038,000 to bring the allowance for loan loss methodology in line with Bancorp practices. Bancorp's first quarter provision for loan losses was approximately $447,000, net the one time merger-related increase in the provision for loan losses of $1,038,000. Included in the June 30, 1997 provision for loan loss is a one-time increase of $675,000 related to a previous bank acquisition made by Centennial Bank. Net charge-offs through June 30, 1998 were $427,000, compared to net charge-offs of $1,015,000 for the same period in 1997. At June 30, 1998, the percentage of non-performing assets was 0.31% of total assets compared to 0.35% one year earlier. Bancorp's loan loss reserve, as a percentage of total loans was 1.46% at June 30, 1998 compared to 1.31% as of June 30, 1997.

         Management has in place a comprehensive loan approval process and an asset quality monitoring system. Management continues its efforts to collect amounts previously charged off and to originate new loans of high quality. Management believes that the allowance for loan losses at June 30, 1998 was adequate to absorb potential loss exposure in the portfolio. Further additions to the allowance for loan losses could become necessary, depending upon the performance of Bancorp's loan portfolio or changes in economic conditions, as well as growth within the loan portfolio. See "Loan Loss Allowance and Provision".

         Noninterest Income. Noninterest income for the six months ended June 30, 1998 was $9,108,125 up $1,865,205 from $7,242,920 or 25.75% over the like period in 1997. Gains on sales of loans increased $2,119,872 to $2,975,181 in 1998 over 1997. The gains represent 33% of noninterest income in 1998 compared to 12% in the same period of 1997. The increase in sales of loans was due to increased activity in the residential real estate programs. Service charges on deposit accounts increased to $2,207,353 for the six months ended June 30, 1998, a 13.14% increase over the same period in 1997, caused mainly by increases in volumes of customers serviced. Other service charges, commissions, and fees increased $195,527 or 13.39% in 1998 over 1997. The increases in other service charges, commissions, and fees were due to strong growth in the merchant bankcard program and sales of investment products. Included in the June 30, 1997 noninterest income is a one-time gain on sale of servicing rights of $1,445,317. Trust revenue increased in 1998 over 1997, due mainly to an increased customer base, assets managed, and transaction volumes. Loan servicing fees decreased, due mainly to the previously mentioned sale of servicing rights, while other noninterest income increased in 1998 over 1997.

         Noninterest Expense. Noninterest expenses for the six months ended June 30, 1998, were $26,037,217, an increase of $4,328,047 or 19.94% over the same period in 1997. Noninterest expenses through June 30, 1998 include $569,000 of expenditures in relation to the transition of the acquisition of Centennial Bank into Bancorp. The majority of these expenses are related to employment, computer hardware and software expenditures, and conversion costs. Bancorp's salaries and employee benefits, equipment, communications, marketing, printing and office supplies, and other expenses are higher in the first six months of 1998 over the same period in 1997, due mainly to growth and expansion including additions of new products, branch locations, and services over the period. Salaries and employee benefits increased $2,689,553 or 22.32% through the second quarter of 1998, due to increases in salaries and personnel over the same period in 1997. Equipment expense increased $346,571 or 15.54% in 1998 over 1997. Bancorp continues to invest in technological improvements and expansion. Marketing and printing and office supplies expense increased through the second quarter of 1998 over the like period in 1997 due to growth and increased efforts to promote products and services in new and current markets. Occupancy costs decreased slightly in 1998 over 1997. Professional fees incurred for services from outside consultants, accountants, and attorneys are down $227,900 in the first two quarters of 1998 compared to the same period in 1997. Communication and other expenses increased in line with the continued growth of Bancorp. Other noninterest expenses are up due to merger related transition expenses of $569,000 and continued growth.

INCOME TAXES

         During the first six months of 1998, due to changes in the mix of taxable and nontaxable income items, the provision for income taxes decreased from that of 1997. It is anticipated that Bancorp's tax expense will increase in future periods, both due to an increase in income before taxes and a smaller percentage of Bancorp's income being generated from tax exempt items. Any future merger related capitalized costs may also increase Bancorp tax provisions.

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

         Deposits are Bancorp's primary source of new funds. Total deposits were $1.013 billion at June 30, 1998, up from $958.5 million at December 31, 1997. Bancorp does not generally accept brokered deposits. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of a quality product. Increases over the period are due to marketing efforts, expansion, and new business development programs initiated by Bancorp.

         Management anticipates that Bancorp will continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, FHLB, and other borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition and other factors. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will include Federal Funds purchased and borrowings from the FHLB.

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

         Shareholders' equity increased to $109,655,529 at June 30, 1998, from $101,140,318 at December 31, 1997, an increase of $8,515,211, or 8.42%, over that period of time. At June 30, 1998, Bancorp's shareholders' equity, as a percentage of total assets, was 9.43%, compared to 9.04% at December 31, 1997. The increase was primarily the result of Bancorp's equity base growing faster than assets. Equity grew at 8.42% over the period from December 31, 1997, to June 30, 1998, while assets grew by 3.92% over the same period.

         As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.

                                                        June 30, 1998
                                                 -----------------------------
(Dollars in thousands)
                                                   Amount             Ratio
                                                 ----------         ----------
Tier 1 capital ..........................        $  105,794              11.67%
Tier 1 capital minimum requirement ......            36,252               4.00%
                                                 ----------         ----------
  Excess over minimum Tier 1 capital ....        $   69,542               7.67%
                                                 ==========         ==========

Total capital ...........................        $  117,132              12.92%
Total capital minimum requirement .......            72,504               8.00%
                                                 ----------         ----------
  Excess over minimum total capital .....        $   44,628               4.92%
                                                 ==========         ==========

Risk-adjusted assets ....................        $  906,303
                                                 ==========

Leverage ratio ..........................                                 9.30%
Minimum leverage requirement ............                                 3.00%
                                                                    ----------
  Excess over minimum leverage ratio ....                                 6.30%
                                                                    ==========

Risk-adjusted total assets ..............        $1,137,489
                                                 ==========

LOAN PORTFOLIO

         Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 69.59% and 68.54% of total assets as of June 30, 1998 and December 31, 1997, respectively. Although the Banks strive to serve the credit needs of the service areas, the primary focus is on real estate related and commercial credits. The Banks make substantially all of their loans to customers located within the Banks' service areas. The Banks have no loans defined as highly leveraged transactions by the FRB. The following table presents the composition of the Banks' loan portfolios, at the dates indicated:

                                                  June 30, 1998                        December 31,1997
                                            ---------------------------          ---------------------------
(Dollars in thousands)
                                             Amount            Percent            Amount            Percent
                                            ---------         ---------          ---------         ---------
Commercial .........................        $ 195,743             24.20%         $ 181,508             23.68%

Real estate construction ...........          112,725             13.94            110,601             14.43

Real estate mortgage ...............          102,231             12.64             99,555             12.99

Real estate commercial .............          327,916             40.54            298,902             38.99

Installment and other consumer .....           82,172             10.16             86,376             11.27
                                            ---------         ---------          ---------         ---------

Total loans ........................          820,787            101.48%           776,942            101.36%

Allowance for loan losses ..........          (12,004)            (1.48)           (10,451)            (1.36)
                                            ---------         ---------          ---------         ---------

Total loans, net ...................        $ 808,783            100.00%         $ 766,491            100.00%
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

(Dollars in thousands)                                                 June 30, 1998   December 31, 1997
----------------------                                                 -------------   -----------------
Loans on nonaccrual status .......................................        $  2,748         $  4,245

Loans past due greater than 90 days but not on nonaccrual status..             256               44

Other real estate owned ..........................................             642              494
                                                                          --------         --------

Total nonperforming assets .......................................        $  3,646         $  4,783
                                                                          ========         ========

Percentage of nonperforming assets to total assets ...............             .31%             .43%
                                                                          ========         ========

See "Loan Loss Allowance and Provisions"

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

                                                     Six months ended       Year ended
(Dollars in thousands)                                June 30, 1998      December 31, 1997
----------------------                                -------------      -----------------
Loans outstanding at end of period .............        $  820,787          $  776,942

Average loans outstanding during the period ....        $  800,306          $  751,284

Allowance for loan losses, beginning of period..        $   10,451          $    8,491
Recoveries .....................................               205                 242
Loans charged off ..............................              (632)             (2,218)
                                                        ----------          ----------
Net loans charged off ..........................              (427)             (1,976)

Provision for loan losses ......................             1,980               3,936
                                                        ----------          ----------

Allowance for loan losses, end of period .......        $   12,004          $   10,451
                                                        ==========          ==========

Ratio of net loans charged off
  to average loans outstanding (1) .............               .11%                .26%

Ratio of allowance for loan losses
  to loans at end of period ....................              1.46%               1.35%

(1)      The ratios for the six months ended June 30, 1998 have been annualized.

         Forecasted loan growth will lead to expected future increases in the provision for loan losses. Historical activity in loans charged off or recoveries are not necessarily indicative of activity to be anticipated for the year ending December 31, 1998 or any future periods.

INVESTMENT PORTFOLIO

         The following table shows the carrying value of the Banks' portfolio of investments:

                                                             June 30,      December 31,
(Dollars in thousands)                                         1998             1997
                                                             --------        --------
Investments available for sale (At Fair Value)
U.S. Treasury securities ............................        $  6,825        $  9,571
U.S. Government agency securities ...................          77,086          76,512
Corporate securities ................................          26,439          24,802
Mortgage-backed securities ..........................           9,771           8,444
Obligations of state and political subdivisions .....          74,232          63,822
Other securities ....................................           9,683           8,039
                                                             --------        --------
       Total ........................................        $204,036        $191,190

Investments held to maturity (At Historical Cost)
U.S. Treasury securities ............................        $     --        $     --
U.S. Government agency securities ...................              --              --
Corporate securities ................................              --              --
Mortgage-backed securities ..........................              --              --
Obligations of state and political subdivisions .....           2,970           2,987
Other securities ....................................              --              --
                                                             --------        --------
       Total ........................................        $  2,970        $  2,987

       Total Investment Portfolio ...................        $207,006        $194,177
                                                             ========        ========

YEAR 2000 ISSUES

Introduction

         The year 2000 creates challenges with respect to the automated systems used by financial institutions and other companies. Many software programs are not able to recognize the year 2000, since most programs and systems were designed to store calendar years in the 1900s by assuming the "19" and storing only the last two digits of the year. For example, these automated systems would recognize a year stored as "00" as the year "1900," rather than as the year 2000. If these automated systems are not appropriately re-coded, updated, or replaced before the year 2000, they will likely confuse data, crash, or fail in some manner. In addition, many software programs and automated systems will fail to recognize the year 2000 as a leap year. The problem is not limited to computer systems. Year 2000 issues will potentially affect every system that has an embedded microchip, such as automated teller machines, elevators, and vaults.

         The year 2000 challenge is especially problematic for financial institutions, since many transactions, such as interest accruals and payments, are date sensitive. It also may affect the operations of third parties with whom Bancorp and its subsidiaries (collectively, the "Company") do business, including the Company's vendors, suppliers, utility companies, and customers.

The Company's State of Readiness

         The Company is committed to addressing these year 2000 challenges in a prompt and responsible manner and has dedicated resources to do so. Management has completed an assessment of its automated systems and has implemented a plan to resolve these issues, including purchasing appropriate computer technology. The Company's year 2000 compliance plan ("Y2K Plan") has five phases. These phases are (1) project management, (2) awareness, (3) assessment, (4) testing, and (5) renovation and implementation. The Company has substantially completed phases one through three, although appropriate follow-up activities are continuing to occur, and the Company is currently involved in the testing phase of the Y2K Plan.

         Project Management. The Company has assigned primary responsibility for year 2000 project management to its Chief Information Officer. The Company has also formed a year 2000 compliance committee, consisting of appropriate representatives from its critical operational areas, to assist the Chief Information Officer in implementing the Y2K Plan. In addition, Bancorp provides quarterly reports to its board of directors and to the boards of directors of each of its subsidiaries, in order to assist them in overseeing the Company's year 2000 readiness.

         Awareness. The Company has completed several projects designed to promote awareness of year 2000 issues throughout our organization and our customer base. These projects include mailing information brochures to deposit and loan customers, providing training for lending officers, and other staff, assigning a compliance officer to answer customer questions, responding to vendor, customer, and shareholder inquiries, and providing year 2000 information and progress updates on Bancorp's web site.

         Assessment. Assessment is the process of identifying all mission-critical applications that could potentially be negatively affected by dates in the year 2000 and beyond. The Company's assessment phase is substantially complete. Systems examined during this phase included telecommunications systems, account-processing applications, and other software and hardware used in connection with customer accounts.

         The Company's operations, like those of many other companies, are intertwined with the operations of certain of its business partners. Accordingly, the Company's operations could be materially affected, if the operations of those companies who provide the Company with mission critical applications, systems, and services are materially affected. For example, the Company depends upon vendors who provide equipment, technology, and software to it in connection with its business operations. Failure of these software vendors to achieve year 2000 readiness could substantially affect the operations of the Company. In addition, lawsuits and other financial challenges materially affecting the financial viability of these vendors could materially affect the Company. In response to this concern, the Company has identified and contacted those vendors who provide our mission-critical applications. The Company is assessing their year 2000 compliance efforts and will continue to monitor their progress as the year 2000 approaches.

         Testing. Updating and testing of the Company's mission-critical automated systems is currently underway. All mission-critical systems will be tested to verify that dates in the year 2000 are being appropriately recognized and processed. Testing of the Company's current mission-critical automated systems will be substantially complete by September 1, 1998. Testing of renovations and new systems will continue throughout 1998 and 1999.

         Renovation and Implementation. This phase involves obtaining and implementing renovated software applications provided by our vendors. As these applications are received and implemented, the Company will test them for year 2000 compliance. This phase also involves upgrading and replacing automated systems where appropriate and will continue throughout 1998 and 1999. Although this phase will be substantially complete before the end of 1999, additional follow-up activities may take place in the year 2000 and beyond.

Estimated Costs to Address the Company's Year 2000 Issues

         The total financial effect of these year 2000 challenges on the Company cannot be predicted with certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of these efforts cannot be predicted until the year 2000 actually arrives. The Company will upgrade or replace certain automated systems before the year 2000; however some of these systems would have been replaced before the year 2000, without regard to year 2000 compliance issues, due to technology updates and Company expansion. The Company's estimated budget under its Y2K Plan is set forth in the table below(1). The costs below represent approximately 9% of the Company's information technology budget for 1998 and approximately 12% of the 1999 information technology budget. The Company plans to expense these costs from operating funds as they are incurred. Year-to-date, the Company has spent approximately $80,000 of the 1998 costs estimated below.

          Item                           1998            1999            Total
          ----                         ----------------------------------------
Anticipated Personnel Costs            $100,000        $105,000        $205,000
Telephone Banking Equipment (2)              --          75,000          75,000
Personal Computers (2)                   59,500          87,500         147,000
Third Party Consulting (3)               30,000          35,000          65,000
                                       ----------------------------------------
Totals                                 $189,500         302,500        $492,000

(1) The Company may incur additional costs complying with requirements of its regulatory agencies related to year 2000 issues. Management cannot predict these costs at this time, so they have not been included in the table above, other than with respect to anticipated personnel costs.

(2) This represents the replacement cost of certain equipment the Company has identified to date as requiring replacement. The majority of this equipment was scheduled for replacement regardless of year 2000 issues, due to age, operability, and changing Company requirements.

(3) Bancorp has engaged a consulting firm to write a comprehensive testing plan for the Company. Expenses for 1999 relate to consulting Bancorp may seek to review and audit the Company's year 2000 compliance progress.

         Based on the estimates set forth above and the information the Company has received to date from its critical system providers and vendors, Management does not believe that expenses related to meeting the Company's year 2000 challenges will have a material effect on the operations or financial performance of the Company. However, factors beyond the control of management, such as the effects on vendors of our mission-critical software and systems, the effects of year 2000 issues on the economy, and the development of the risks identified below under "The Risks of the Company's Year 2000 Issues," among other things, could have a material effect on the operations or financial performance of the Company.

The Risks of the Company's Year 2000 Issues

         The year 2000 presents certain risks to the Company and its operations. Some of these risks are present because the Company purchases technology applications from other parties who face year 2000 challenges. Other of these risks are inherent in the business of banking or are risks faced by many companies with stock traded on a national stock exchange. Although it is impossible to identify every possible risk that the Company may face moving into the millennium, Management has to date identified the following potential risks:

1. Commercial banks, such as the Banks, may experience a contraction in their deposit base, if a significant amount of deposited funds are withdrawn by customers prior to the year 2000, and interest rates may increase in the latter part of 1999. This potential deposit contraction could make it necessary for the Banks to change their sources of funding and could materially impact future earnings. The Company has incorporated a contingency plan for addressing this situation, should it occur, into its asset and liability management policies. This plan includes maintaining the ability to borrow funds in an amount at least equal to 50% of the Company's allowed borrowing from the Federal Home Loan Bank of Seattle. Significant demand for funds by other banks could reduce the amount of funds available for the Company to borrow. If insufficient funds are available from a Federal Home Loan Bank or other correspondents, the Company may also sell investment securities or other liquid assets to meet liquidity needs. Despite these efforts, a significant deposit contraction could materially impact the Company's earnings or future operations, particularly if funds availability at the Federal Home Loan Bank is impaired.

2. The Banks lend significant amounts to businesses in their market areas. If these businesses are adversely affected by year 2000 issues, their ability to repay loans could be impaired. This increased credit risk could affect the Company's financial performance. During the assessment phase of the Company's Y2K Plan, each of the Banks identified their significant borrowers. Management is currently monitoring the year 2000 compliance efforts of these credit customers.

3. The Company's operations, like those of many other companies, can be affected by the year 2000 triggered failures of other companies upon whom the Company depends for the functioning of its automated systems. Accordingly, the Company's operations could be materially affected, if the operations of those companies who provide the Company with mission critical applications, systems, and services are materially affected. As described above, the Company has identified its mission-critical vendors and is monitoring their year 2000 compliance progress. For more information, see "The Company's Year 2000 Readiness," above.

4. All companies with stock traded on a national stock exchange, including Bancorp, could experience a drop in stock price as investors change their investment portfolios or sell stock prior to the millennium. At this time, it is impossible to predict whether or not this will in fact be the case with respect to the stock of Bancorp or any other company.

5. Bancorp's subsidiary West Coast Trust provides investment advisory services to certain customers, including an open-end mutual fund administered by an investment company registered under the Investment Advisors Act of 1940. Management is currently assessing the material risks of the activities of West Coast Trust and monitoring the year 2000 compliance activities of the investment company administering the open-end mutual fund.

6. The Company's ability to operate effectively in the year 2000 could be affected by communications abilities and access to utilities, such as electricity, water, telephone, and others, to the extent access is interrupted due to the effects of year 2000 issues on these and other utilities.

The Company's Contingency Plans

        The Company has not yet developed any contingency plans related to year 2000 issues, other than those described above under "The Risks of the Company's Year 2000 Issues." If during the testing phase of the Y2K Plan, the Company identifies a material problem with a mission-critical system, the Company will develop an appropriate contingency plan for operation or recovery, as possible and appropriate, should that system fail in the year 2000. Certain circumstances may occur for which there are no satisfactory contingency plans. For more information see above under "The Risks of the Company's Year 2000 Issues."

FORWARD LOOKING STATEMENTS

         The discussion above, entitled "Year 2000 Issues," includes certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing Bancorp of the protections of the safe harbor provisions of the PSLRA. Management's ability to predict results or effects of issues related to the year 2000 is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include the possibility that protection procedures, contingency plans, and remediation efforts will not operate as intended, and the Company's failure to timely or completely identify all software or hardware applications requiring remediation, unexpected costs, and the uncertainty associated with the impact of year 2000 issues on the banking industry and on the Company's customers, vendors, and others with whom it does business. Readers are cautioned not to place undue reliance on these forward looking statements.

Item 3.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

MARKET RISK

         Interest rate, credit, and operations risks are the most significant market risks impacting Bancorp's performance. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of Bancorp's business activities. Bancorp relies on loan reviews, prudent loan underwriting standards and an adequate allowance for loan loss to mitigate credit risk.

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

         Bancorp is currently slightly liability sensitive, meaning that interest bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, therefore, a significant increase in market rates of interest or a flattening interest rate yield curve could adversely affect net interest income. In contrast, a decreasing rate environment or a steepening interest rate yield curve may slightly improve Bancorp's margin. Bancorp's strategy will be to continue to limit its loss exposure through managing the repricing characteristics of its assets and liabilities. Bancorp has also placed increased emphasis on its non-interest revenue products to additionally stabilize earnings strength.

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

                           PART II. OTHER INFORMATION

Item 4.           Submissions of Matters to a Vote of Security Holders.

(a)      West Coast Bancorp's Annual Shareholders' Meeting was held on April 24,
         1998.

(b)      Not Applicable

(c) A brief description of each matter voted upon at the Annual Shareholders' Meeting held on April 24, 1998 and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

         (1) Election of (4) Directors for terms expiring in 2001 or until their successors have been elected and qualified.

           Director:

           Thomas W. Healy-
              Votes cast for:             10,546,233
              Votes cast against:         -
              Votes withheld:             175,209

           J. F. Ouderkirk-
              Votes cast for:             10,560,619
              Votes cast against:         -
              Votes withheld:             160,823

           Gary D. Putnam-
              Votes cast for:             10,560,413
              Votes cast against:         -
              Votes withheld:             161,029

           Jack E. Long-
              Votes cast for:             10,569,393
              Votes cast against:         -
              Votes withheld:             152,049

         (2) Approve amendments to the West Coast Bancorp Articles of Incorporation to increase the number of shares of common stock that West Coast Bancorp is authorized to issue from 15 million shares to 50 million shares, thereby increasing the total number of authorized shares (common and preferred) from 25 million to 60 million.

              Votes cast for:           9,034,074
              Votes cast against:       1,544,419
              Votes withheld:           80,915

(d)       None

Item 6.           Exhibits and Reports on Form 8-K.

(a)      Exhibits

                  3.1 Restated Articles of Incorporation.

                  3.2 Amendment to the Articles of  Incorporation.

                  27 Financial Data Schedules for Form 10-Q.

(b) During the six months ended June 30, 1998, West Coast Bancorp filed the following current report on Form 8-K:

                  Form 8-KA filed April 29, 1998 amending Form 8-K filed March 3, 1998 incorporating by reference the combined financial results of West Coast Bancorp for the acquisition of Centennial Holdings, LTD.

SIGNATURES

As required by the Securities Exchange Act of 1934, this report is signed on registrant's behalf by the undersigned authorized officers.

                                        WEST COAST BANCORP
                                        (Registrant)



Dated: August 13, 1998                  /s/ Victor L. Bartruff
                                        ----------------------------------------
                                        Victor L. Bartruff
                                        President and Chief Executive Officer



Dated: August 13, 1998                  /s/ Donald A. Kalkofen
                                        ----------------------------------------
                                        Donald A. Kalkofen
                                        Executive Vice President and Chief
                                        Financial Officer