Form 10-Q
period 1998-09-30
WEST COAST BANCORP /NEW/OR/
filed 1998-11-13
CIK 717059

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        ---------------------------------

                                    Form 10-Q



[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarter Ended September 30, 1998

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

                                  Yes X   No. ___

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, no par value, outstanding on October 31, 1998:  14,211,074

                                TABLE OF CONTENTS

PART I.              Financial Information

           Item 1.   Financial Statements                                                   Page

                     Consolidated Balance Sheets -
                     September 30, 1998 and December 31, 1997..................................3

                     Consolidated Statements of Income -
                     Three months and nine months ended September 30, 1998 and 1997............4

                     Consolidated Statements of Cash Flows -
                     Nine months ended September 30, 1998 and 1997.............................5

                     Consolidated Statements of Changes in Stockholders' Equity................6

                     Notes to Consolidated Financial Statements................................7

           Item 2.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations......................................10

           Item 3.   Quantitative and Qualitative Disclosures About Market Risk...............23

PART II.   Other Information

           Item 6.   Exhibits and Reports on Form 8-K.........................................24

                     Signatures ..............................................................25


                          PART I. FINANCIAL INFORMATION
Item 1.

                               WEST COAST BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                                September 30,             December 31,
                                                                    1998                      1997
                                                               ---------------           ---------------
                                                                              (Unaudited)
ASSETS
      Cash and cash equivalents:
      Cash and due from banks .......................          $    84,293,751           $    97,769,331
      Interest-bearing deposits in other banks ......                1,244,644                 1,048,327
      Federal funds sold ............................                       --                        --
                                                               ---------------           ---------------
           Total cash and cash equivalents ..........               85,538,395                98,817,658
Investment securities:
      Investment available for sale .................              243,558,504               191,189,957
      Investment held to maturity ...................                2,878,746                 2,987,256
                                                               ---------------           ---------------
           Total investment securities ..............              246,437,250               194,177,213

Loans held for sale .................................               13,306,975                10,457,247

Loans ...............................................              827,213,047               776,941,389
Allowance for loan loss .............................              (12,096,258)              (10,450,584)
                                                               ---------------           ---------------
      Loans, net ....................................              815,116,789               766,490,805
Premises and equipment, net .........................               31,074,024                27,850,076
Intangible assets ...................................                2,828,319                 3,157,300
Other assets ........................................               17,604,050                17,436,250
                                                               ---------------           ---------------
           Total assets .............................          $ 1,211,905,802           $ 1,118,386,549
                                                               ===============           ===============

LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES
Deposits:
      Demand ........................................          $   189,878,888           $   162,567,731
      Savings and interest-bearing demand ...........              526,089,289               495,890,935
      Certificates of deposits ......................              332,834,321               300,022,929
                                                               ---------------           ---------------
           Total deposits ...........................            1,048,802,498               958,481,595
Short-term borrowings ...............................                9,700,000                29,249,000
Other liabilities ...................................                8,720,454                 7,069,962
Long-term borrowings ................................               31,088,531                22,445,674
                                                               ---------------           ---------------
           Total liabilities ........................            1,098,311,483             1,017,246,231

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY
Preferred stock: no par value, none issued;
      10,000,000 shares authorized
Common stock: no par value, 50,000,000 shares
      authorized; shares issued and outstanding
      14,207,899 and 12,606,009 respectively ........               17,759,874                15,757,511
Additional paid-in capital ..........................               66,654,104                43,213,086
Retained earnings ...................................               26,658,801                40,599,130
Accumulated other comprehensive income ..............                2,521,540                 1,570,591
                                                               ---------------           ---------------
      Total stockholders' equity ....................              113,594,319               101,140,318
                                                               ---------------           ---------------
           Total liabilities and stockholders' equity          $ 1,211,905,802           $ 1,118,386,549
                                                               ===============           ===============

The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                          Three Months ended                           Nine months ended
                                                            September 30,                                  September 30,
                                                  -----------------------------------           ----------------------------------
                                                      1998                   1997                   1998                  1997
                                                  ------------           ------------           ------------          ------------
INTEREST INCOME                                                                    (Unaudited)
Interest and fees on loans .................      $ 20,932,081           $ 19,695,260           $ 61,580,301          $ 57,731,845
Interest on taxable investment securities ..         2,247,770              1,667,606              6,358,165             4,616,872
Interest on nontaxable investment securities         1,024,178                585,119              2,888,270             1,720,232
Interest from other banks ..................           292,116                672,223              1,237,205             1,028,251
Interest on federal funds sold .............           321,426                 15,948                356,572                44,833
                                                  ------------           ------------           ------------          ------------
      Total interest income ................        24,817,571             22,636,156             72,420,513            65,142,033

INTEREST EXPENSE
Savings and interest-bearing demand ........         4,257,626              4,923,340             12,264,022            11,961,564
Certificates of deposit ....................         4,552,781              3,091,129             13,214,674            10,177,701
Short-term borrowings ......................             3,617                 17,312                403,883               447,581
Long-term borrowings .......................           459,583                244,606              1,378,486               964,990
                                                  ------------           ------------           ------------          ------------
      Total interest expense ...............         9,273,607              8,276,387             27,261,065            23,551,836
                                                  ------------           ------------           ------------          ------------
NET INTEREST INCOME ........................        15,543,964             14,359,769             45,159,448            41,590,197
PROVISION FOR LOAN LOSS ....................           485,000                632,500              2,465,415             2,942,500
                                                  ------------           ------------           ------------          ------------
NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSS ..............        15,058,964             13,727,269             42,694,033            38,647,697

NONINTEREST INCOME
Gains on sales of loans ....................         1,221,244                591,171              4,196,425             1,446,480
Service charges on deposit accounts ........         1,176,609              1,000,198              3,383,962             2,951,158
Other service charges, commissions and fees          1,257,285                876,022              2,913,359             2,336,569
Gains on sale of servicing rights ..........                --                214,103                     --             1,659,420
Trust revenue ..............................           576,540                413,847              1,881,084             1,215,226
Loans servicing fees .......................           128,960                178,187                441,441               657,754
Other ......................................           242,120                 69,137                643,631               278,364
Net gains (losses) on sales of securities ..              (497)               (10,369)               250,484               (56,755)
                                                  ------------           ------------           ------------          ------------
      Total noninterest income .............         4,602,261              3,332,296             13,710,386            10,488,216

NONINTEREST EXPENSE
Salaries and employee benefits .............         7,532,563              6,712,131             22,271,507            18,761,522
Equipment ..................................         1,384,183              1,185,672              3,961,079             3,415,997
Occupancy ..................................           853,299                768,186              2,472,430             2,349,209
Restructuring charges ......................         1,918,350                     --              1,918,350                    --
Communications .............................           440,977                315,629              1,189,457               866,719
Professional fees ..........................           398,642                237,706              1,179,341             1,246,305
Marketing ..................................           359,168                252,531              1,109,102               924,847
Printing and office supplies ...............           288,804                359,903              1,048,460               933,766
FDIC insurance .............................            29,506                 26,027                 87,175                74,828
Other noninterest expense ..................         1,647,681              1,470,675              5,653,489             4,377,437
                                                  ------------           ------------           ------------          ------------
      Total noninterest expense ............        14,853,173             11,328,460             40,890,390            32,950,630

INCOME BEFORE INCOME TAXES .................         4,808,052              5,731,105             15,514,029            16,185,283
PROVISION FOR INCOME TAXES .................         1,504,743              1,598,009              5,108,253             5,389,700
                                                  ------------           ------------           ------------          ------------
NET INCOME .................................      $  3,303,309           $  4,133,096           $ 10,405,776          $ 10,795,583
                                                  ============           ============           ============          ============

AVERAGE NUMBER OF COMMON EQUIVALENT SHARES
OUTSTANDING ................................        14,664,000             14,353,000             14,688,000            14,225,000
      Basic ................................      $        .23           $        .30           $        .74          $        .79
      Diluted ..............................      $        .23           $        .29           $        .71          $        .76



The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                              Nine months ended
                                                                                September 30,
                                                                      --------------------------------
                                                                          1998              1997
                                                                      -------------      -------------
                                                                                (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................     $  10,405,776      $  10,795,583
Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization of premises and equipment ...         2,313,150          2,127,134
      Amortization of intangibles ...............................           328,981            266,351
      Net (gain) loss on sales of available for sale investments           (250,484)            56,755
      Provision for loan losses .................................         2,465,415          2,942,500
      Increase in interest receivables ..........................        (1,507,100)        (1,327,486)
      (Increase) decrease in other assets .......................         1,339,300         (1,529,169)
      Net cash used by loans held for sale ......................        (2,849,728)        (1,870,292)
      Decrease in interest payable ..............................          (229,424)           (69,242)
      Increase (decrease) in other liabilities ..................         1,879,916         (1,678,238)
      Tax benefit associated with stock options .................         1,454,687                 --
                                                                      -------------      -------------
           Net cash provided by operating activities ............        15,350,489          9,713,896

CASH FLOWS FOR INVESTING ACTIVITIES

Proceeds from maturities of investment securities:
      Available for sale ........................................        37,930,970         18,136,305
      Held to maturity ..........................................           108,510             77,011
Proceeds from sales of available for sale investment securities .         4,906,135         23,830,401
Purchase of investment securities:
      Available for sale ........................................       (94,004,219)       (89,261,945)
      Held to maturity ..........................................                --           (100,000)
Acquisition of intangible .......................................                --           (781,403)
Loans made to customers greater than principal collected on loans       (51,091,399)       (46,341,159)
Capital expenditures ............................................        (5,537,098)        (2,551,236)
                                                                      -------------      -------------
      Net cash used in investing activities .....................      (107,687,101)       (96,992,026)

CASH FLOWS FROM FINANCING ACTIVITIES

Net increase in demand, savings and interest
      bearing transaction accounts ..............................        57,509,511        106,306,060
Net increase in proceeds from sales of certificates of deposits
      greater than payments for maturing time deposits ..........        32,811,392         33,346,711
Proceeds from long-term borrowings ..............................        11,000,000         10,500,000
Payments on long-term borrowings ................................        (2,357,143)       (20,351,382)
Net decrease in short-term borrowings ...........................       (19,549,000)        (9,572,431)
Sales of common stock, net ......................................         1,708,238          1,513,966
Dividends paid and cash paid for fractional shares ..............        (2,065,649)        (1,669,759)
                                                                      -------------      -------------
      Net cash provided by financing activities .................        79,057,349        120,073,165
                                                                      -------------      -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ............       (13,279,263)        32,795,035
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................        98,817,658         59,174,506
                                                                      -------------      -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................     $  85,538,395      $  91,969,541
                                                                      =============      =============

The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                Accumulated
                                                                   Additional                   Other
                                            Common Stock             Paid-In       Retained     Comprehensive
                                       Shares         Amount         Capital       Earnings     Income            Total
                                    -------------  -------------  -------------  -------------  ------------- -------------
BALANCE, December 31, 1996 ........     8,992,541  $  11,240,676  $  44,819,357  $  28,477,489  $     843,142 $  85,380,664

Net income ........................            --             --             --     14,438,513             --    14,438,513
Net unrealized gains on investments
  available for sale ..............            --             --             --             --        727,449       727,449
Cash dividends, $.16 per common
  Shares ..........................            --             --             --     (2,305,154)            --    (2,305,154)
Sale of common stock pursuant to
  stock option plans ..............       262,516        328,145      2,055,883             --             --     2,384,028
Redemption of stock pursuant to
  stock option plans ..............       (19,507)       (24,384)      (526,964)            --             --      (551,348)
Stock Split in the form of a 50
  percent dividend ................     3,370,835      4,213,544     (4,213,544)            --             --            --
Cash paid for fractional shares ...          (376)          (470)            --        (11,718)            --       (12,188)
Tax benefit associated with stock
  Options .........................            --             --      1,078,354             --             --     1,078,354
                                    -------------  -------------  -------------  -------------  ------------- -------------
BALANCE, December 31, 1997 ........    12,606,009     15,757,511     43,213,086     40,599,130      1,570,591   101,140,318

Net income ........................            --             --             --     10,405,776             --    10,405,776
Net unrealized gains on investments
  Available for sale ..............            --             --             --             --        950,949       950,949
Cash dividends, $.15 per common
  Share ...........................            --             --             --     (2,064,074)            --    (2,064,074)
Sale of common stock pursuant to
  Stock options plans .............       323,114        403,892      1,546,820             --             --     1,950,712
Redemption of stock pursuant to
  Stock option plans ..............       (12,763)       (15,953)      (226,521)            --             --      (242,474)
10 percent stock dividend .........     1,291,627      1,614,534     20,666,032    (22,280,566)            --            --
Cash paid for fractional shares ...           (88)          (110)            --         (1,465)            --        (1,575)
Tax benefit associated with stock
  options .........................            --             --      1,454,687             --             --     1,454,687
                                    -------------  -------------  -------------  -------------  ------------- -------------
BALANCE, September 30, 1998 .......    14,207,899  $  17,759,874  $  66,654,104  $  26,658,801  $   2,521,540 $ 113,594,319
                                    =============  =============  =============  =============  ============= =============

The accompanying notes are an integral part of these consolidated statements.

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENT

1.         PRINCIPLES OF CONSOLIDATION

           The accompanying consolidated financial statements include the accounts of West Coast Bancorp ("Bancorp or the Company") which operates its wholly-owned subsidiaries, The Commercial Bank, The Bank of Newport, including its branches operated under the trade name Valley Commercial Bank, The Bank of Vancouver, Centennial Bank, (collectively, the "Banks"), Centennial Funding corporation, Totten Inc., and West Coast Trust, after elimination of intercompany transactions and balances.

           The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and nine months ended September 30, 1998 are not necessarily indicative of results to be anticipated for the year ending December 31, 1998, or other future periods.

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

4.          RESTRUCTURING CHARGES

           In September 1998, Bancorp announced its plan to combine its four separate banking affiliates into a single banking entity to be operated under the name West Coast Bank. Bancorp anticipates one-time costs of approximately $5 million to cover costs of the consolidation, including the severance program, signage, data conversions and other marketing/branching, regulatory and administrative costs. Of the one-time expenses, $1,918,350 has been recognized in the third quarter of 1998 with the remaining costs to be expensed as incurred in the next several quarters. The following table summarizes the restructuring charges incurred in the third quarter.

                                                                                 September 30, 1998
                                                                                 ------------------
Balance, accrued restructuring charges, beginning of period                                 -
Provision for restructure charges                                                  $1,918,350
Utilization:
           Cash                                                                        48,000
           Noncash                                                                          -
                                                                                   ----------
                     Total Utilization                                                 48,000
                                                                                   ----------
Balance, accrued restructuring charges, end of period                              $1,870,350
                                                                                   ==========

           Total restructuring charges of $1,918,350 were recorded to cover anticipated costs of $1,730,000 for the severance program and personnel related expenditures, with the remaining $188,350 in costs reserved for marketing and professional fees incurred but not yet paid. As a result of the consolidation, Bancorp expects to reduce employment by approximately 100 administrative and back office positions. The consolidation is expected to be completed by the year ended 1998 following regulatory approval.

5.         ACCOUNTING CHANGES

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

6.         STOCKHOLDERS' EQUITY

           The Board of Directors declared a quarterly cash dividend of $.055 per share during the third quarter of 1998. In addition, dividends of $.045 per share were declared in the first and second quarters of 1998. A 10% stock dividend was also declared in the third quarter of 1998. A stock split in the form of a 50 percent dividend was declared during the third quarter of 1997. All per share amounts have been restated to retroactively reflect stock dividends and stock splits previously reported.

7.         SUPPLEMENTAL CASH FLOW INFORMATION

           For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

           Bancorp paid $27,490,489 and $23,621,078 for interest in the nine months ended September 30, 1998 and 1997, respectively. Income taxes paid were $3,370,934 and $6,238,016 in the nine months ended September 30, 1998 and 1997 respectively.

8.         COMPREHENSIVE INCOME

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


                                                Three Months ended               Nine months ended
                                                  September 30,                     September 30,
                                               1998             1997            1998            1997
                                            -----------     -----------     -----------     -----------
Net income                                  $ 3,303,309     $ 4,133,096     $10,405,776     $10,795,583
Net change in unrealized gains (losses)
  on available for sale investments             913,169         428,997         950,949         334,167
                                            -----------     -----------     -----------     -----------
Comprehensive income                        $ 4,216,478     $ 4,562,093     $11,356,725     $11,129,750
                                            ===========     ===========     ===========     ===========


9.         EARNINGS PER SHARE

           Bancorp adopted SFAS No. 128, "Earnings Per Share", effective December 15, 1997. As a result, Bancorp's earnings per share for all periods have been restated. Bancorp for the periods reported had no reconciling items between net income and income available to common shareholders. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                           Weighted
                                                            Average      Per-Share
                                          Net Income        Shares       Amount
                                          -----------     -----------    ---------
                                          Three Months ended September 30, 1998
                                          -----------     -----------     -----
Basic earnings per share................  $ 3,303,309      14,177,998     $0.23
Stock options...........................                      485,588
Diluted earnings per share..............  $ 3,303,309      14,663,586     $0.23

                                          Three Months ended September 30, 1997
                                          -----------     -----------     -----
Basic earnings per share................  $ 4,133,096      13,626,952     $0.30
Stock options...........................                      726,519
Diluted earnings per share..............  $ 4,133,096      14,353,471     $0.29


                                           Nine months ended September 30, 1998
                                          -----------     -----------     -----
Basic earnings per share................  $10,405,776      14,077,611     $0.74
Stock options...........................                      610,776
Diluted earnings per share..............  $10,405,776      14,688,387     $0.71

                                           Nine months ended September 30, 1997
                                          -----------     -----------     -----
Basic earnings per share................  $10,795,583      13,597,145     $0.79
Stock options...........................                      627,437
Diluted earnings per share..............  $10,795,583      14,224,582     $0.76


10.        RECLASSIFICATION

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

RESULTS OF OPERATIONS

Three months ended September 30, 1998 and 1997

           Net Income. Bancorp reported net income of $3,303,309 or $.23 per diluted share, for the three months ended September 30, 1998, compared to $4,133,096 or $.29 per diluted share for the three months ended September 30, 1997. A one-time $1.9 million restructuring charge ($1.2 million after income taxes) impacted the third quarter 1998 results due to the company's recently announced consolidation of its subsidiary banks. In addition, the 1997 third quarter results were favorably impacted by a non-recurring gain on sale of servicing rights of $214,103 ($141,000 after income taxes). After adjusting for the third quarter non-recurring events, adjusted operating net income was $4,550,000 or $.31 per diluted share, up 14% compared to adjusted operating net income of $3,992,000 or $.28 per diluted share, in the like quarter of 1997. Net interest income increased in the third quarter of 1998 over the comparable period in 1997 due to higher average interest earning assets. Noninterest income increased mainly due to gains on sales of loans, an increased customer base, higher transaction volumes, and increases in fee assessments. Expenses increased mainly due to restructuring charges, an increased customer base, higher transaction volumes, product expansion costs, and other costs related to growth and expansion.

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

           Net interest income on a tax equivalent basis for the three months ended September 30, 1998 increased $1,410,377 or 9.62%, to $16,071,571 from
$14,661,194 for the same period in 1997. Average interest earning assets increased by $141.4 million, or 14.79%, to $1.1 billion from $956.2 million for the same period in 1997, while average interest bearing liabilities increased $111.8 million or 14.54%. The average net interest spread decreased from 5.25% to 4.98%, mainly due to decreased average earning asset yields which declined 36 basis points from 9.52% to 9.16%. The low/flat interest rate yield curve has caused variable rate repricing on assets over the period, which along with increased competitive pricing have lead to the decreasing asset yields. In addition, certain fixed rate loan customers have refinanced their loans at the lower rates over the period. Average rates paid decreased only 9 basis points to 4.18% in the third quarter of 1998 from 4.27% for the same period in 1997. Bancorp's net interest margin for the three months ended September 30, 1998 was 5.81%, a decrease of 27 basis points from 6.08% for the comparable period of 1997. Bancorp expects to see further declines in its interest margin. Continued anticipated refinance activity caused by the low interest rate environment, continued strong competition in the markets it serves, and other economic factors, could further impact the company's net interest margin. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

Analysis of Net Interest Income                              Three Months Ended
                                                               September 30,                       Increase
                                                 -------------------------------------------
                                                         1998                  1997               (Decrease)         Change
                                                   ----------------      ----------------      ----------------      ---------
Interest and fee income (1)....................    $     25,345,178      $     22,937,581      $      2,407,597        10.50%
Interest expense...............................           9,273,607             8,276,387               997,220        12.05%
                                                   ----------------      ----------------      ----------------
Net interest income............................    $     16,071,571      $     14,661,194      $      1,410,377         9.62%
                                                   ================      ================      ================
Average interest earning assets................    $  1,097,639,437      $    956,244,512      $    141,394,925        14.79%
Average interest bearing liabilities...........    $    880,656,497      $    768,850,376      $    111,806,121        14.54%

Average yields earned (2)......................              9.16%                 9.52%                 (0.36)
Average rates paid (2).........................              4.18%                 4.27%                 (0.09)
Net interest spread (2)........................              4.98%                 5.25%                 (0.27)
Net interest margin (2)........................              5.81%                 6.08%                 (0.27)


(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2) These ratios for the three months ended September 30, 1998 and 1997 have been annualized.

           Provision for Loan Loss. Bancorp recorded provisions for loan losses for the third quarter of 1998 and 1997 of $485,000 and $632,500 respectively. Bancorp previously reported its provision for loan losses of $495,000 for the second quarter of 1998 and $447,000 for the first quarter, net of the one time merger-related increase in the provision for loan losses of $1,038,000. Net charge-offs for the third quarter of 1998 were $392,000, compared to net charge-offs of $442,000 for the same period in 1997. At September 30, 1998, the percentage of non-performing assets was 0.36% of total assets compared to 0.45% one year earlier. Bancorp's loan loss reserve, as a percentage of total loans was 1.46% at September 30, 1998 compared to 1.30% as of September 30, 1997.

           Noninterest Income. Noninterest income for the third quarter of 1998 was $4,602,261, up $1,269,965 or 38.11% from $3,332,296 in the like period in
1997. Gains on sales of loans increased $630,073 to $1,221,244 in 1998 over 1997. The gains represented 27% of non-interest income during the third quarter of 1998, compared to 18% in the third quarter of 1997. The increase in sales of loans was due mainly to increased activity in the commercial brokerage and residential real estate programs. Service charges on deposit accounts increased to $1,176,609, a 17.64% increase over the same period in 1997 caused mainly by increases in volumes of customers serviced and increases in fee assessments. Other service charges, commissions, and fees increased $381,263 or 43.52% in 1998 over 1997. The increases in other service charges, commissions, and fees were due to strong growth in the merchant bankcard program and sales of investment products. Trust revenue increased in 1998 over 1997, due mainly to an increased customer base, assets managed, and transaction volumes. Loan servicing fees decreased, due mainly to prior period sales of servicing rights on loans, while other noninterest income increased during the period.

           Noninterest Expense. Noninterest expenses for the third quarter ended September 30, 1998, were $14,853,173, an increase of $3,524,713 or 31.11% over the same period in 1997. A one time $1.9 million restructuring charge impacted the third quarter 1998 noninterest expenses, due to the company's recently announced consolidation of its subsidiary banks. Bancorp's salaries and employee benefits, equipment, occupancy, communications, and other expenses are higher in the third quarter of 1998 over the same period in 1997, due mainly to growth and expansion including additions of new branches, products and services over the period. Salaries and employee benefits increased $820,432 or 12.22% in the third quarter of 1998, due to increases in personnel over the same period in 1997. Equipment expense increased $198,511 or 16.74% in the third quarter of 1998 over 1997. Bancorp continues to invest in technological improvements and expansion. Communication and other expenses increased in line with the continued growth of Bancorp. Printing and office supplies decreased in the third quarter of 1998 over the like period in 1997. Professional fees incurred for services from outside consultants, accountants, and attorneys are up $160,936 in the third quarter of 1998 compared to the third quarter of 1997.

Nine months Ended September 30, 1998 and 1997

           Net Income. For the nine months ended September 30, 1998, Bancorp's net income was $10,405,776, a decrease of $389,807 from $10,795,583 for the same period in 1997, a 3.61% decrease. A one-time $1.9 million restructuring charge ($1.2 million after income taxes) impacted the third quarter of 1998 results due to the company's recently announced consolidation of its subsidiary banks. In addition, net income in 1998 includes first quarter pretax merger related costs of $569,000 in transition expenses and a merger related increase in the provision for loan losses of $1,038,000. Net income through September 30, 1997 includes a non-recurring pretax gain on sale of servicing rights of $1,659,420 and a one-time increase to the provision for loan losses of $675,000 related to a previous bank acquisition made by Centennial Bank. After adjusting for these non-recurring items and the non-recurring third quarter 1998 restructuring charges, the nine months' 1998 operating net income was $12,713,000, or $.87 per diluted share, an increase of 25 percent over 1997 adjusted operating net income of $10,146,000, or $.71 per diluted share. Net interest income increased mainly due to higher average interest earning assets. Noninterest income increased mainly due to gains on sales of loans, an increased customer base, and higher transaction volumes. Expenses increased mainly due to an increased customer base, higher transaction volumes, branch expansion costs, acquisition related costs, and other costs related to growth.

           Net Interest Income. Net interest income on a tax equivalent basis for the nine months ended September 30, 1998 increased $4,170,968 or 9.82%, to $46,647,345 from $42,476,377 for the same period in 1997. Average interest earning assets increased by $154.4 million, or 17.00%, to $1.06 billion from $908.1 million for the same period in 1997. Average interest bearing liabilities increased $125.0 million or 16.91% over the same period. The average net interest spread decreased from 5.46% to 5.08%, due to decreased average earning asset yields which declined 42 basis points from 9.72% to 9.30%. The low/flat interest rate yield curve has caused variable rate repricing on assets over the period, which along with increased competitive pricing have lead to the decreasing asset yields. In addition, certain fixed rate loan customers have refinanced their loans at the lower rates over the period. Bancorp expects to see further declines in its interest margin. Continued anticipated refinance activity caused by the low interest rate environment, continued strong competition in the markets it serves, and other economic factors could further impact the company's net interest margin. Average rates paid decreased only 4 basis points to 4.22% through September 1998 from 4.26% for the same period in 1997. Bancorp's net interest margin for the nine months ended September 30, 1998 was 5.87%, a decrease of 38 basis points from 6.25% for the comparable period of 1997. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

Analysis of Net Interest Income                              Nine months Ended
                                                               September 30,                       Increase
                                                 -------------------------------------------
                                                         1998                  1997               (Decrease)              Change
                                                   ----------------      ----------------      ----------------           ---------
Interest and fee income (1)....................    $     73,908,410      $     66,028,213      $      7,880,197             11.93%
Interest expense...............................          27,261,065            23,551,836             3,709,229             15.75%
                                                   ----------------      ----------------      ----------------
Net interest income............................    $     46,647,345      $     42,476,377      $      4,170,968              9.82%
                                                   ================      ================      ================
Average interest earning assets................    $  1,062,528,117      $    908,136,828      $    154,391,289             17.00%
Average interest bearing liabilities...........    $    864,149,832      $    739,137,812      $    125,012,020             16.91%


Average yields earned (2)......................              9.30%                 9.72%                 (0.42)
Average rates paid (2).........................              4.22%                 4.26%                 (0.04)
Net interest spread (2)........................              5.08%                 5.46%                 (0.38)
Net interest margin (2)........................              5.87%                 6.25%                 (0.38)

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2) These ratios for the nine months ended September 30, 1998 and 1997 have been annualized.

           Provision for Loan Loss. Management's policy is to maintain an adequate allowance for loan loss based on historical trends, current economic forecasts, and statistical analysis of the loan portfolio, as well as detailed review of individual loans, and current loan performance. Bancorp recorded provisions for loan losses through September 1998 and 1997 of $2,465,415 and $2,942,500, respectively. The provision for loan loss through September 30, 1998 includes an increase at Centennial Bank of $1,038,000 to bring the allowance for loan loss methodology in line with Bancorp practices. Included in the September 30, 1997 provision for loan loss is a one-time increase of $675,000 related to a previous bank acquisition made by Centennial Bank. Net charge-offs through September 30, 1998 were $820,000, compared to net charge-offs of $1,456,000 for the same period in 1997. At September 30, 1998, the percentage of non-performing assets was 0.36% of total assets compared to 0.45% one year earlier. Bancorp's loan loss reserve, as a percentage of total loans was 1.46% at September 30, 1998 compared to 1.30% as of September 30, 1997.

           Management has in place a comprehensive loan approval process and an asset quality monitoring system. Management continues its efforts to collect amounts previously charged off and to originate new loans of high quality. Management believes that the allowance for loan losses at September 30, 1998 was adequate to absorb potential loss exposure in the portfolio. Further additions to the allowance for loan losses could become necessary, depending upon the performance of Bancorp's loan portfolio or changes in economic conditions, as well as growth within the loan portfolio. See "Loan Loss Allowance and Provision".

           Noninterest Income. Noninterest income for the nine months ended September 30, 1998 was $13,710,386 up $3,222,170 from $10,488,216 or 30.72% over the like period in 1997. Gains on sales of loans increased $2,749,945 to $4,196,425 in 1998 over 1997. The gains represent 31% of noninterest income in 1998 compared to 14% in the same period of 1997. The increase in sales of loans was due to increased activity in the commercial brokerage and residential real estate programs. Service charges on deposit accounts increased to $3,383,962 for the nine months ended September 30, 1998, a 14.67% increase over the same period in 1997, caused mainly by increases in volumes of customers serviced and increases in fee assessments. Other service charges, commissions, and fees increased $576,790 or 24.69% in 1998 over 1997. The increases in other service charges, commissions, and fees were due to strong growth in the merchant bankcard program and sales of investment products. Included in the September 30, 1997 noninterest income is a non-recurring gain on sale of servicing rights of $1,659,420. Trust revenue increased in 1998 over 1997, due mainly to an increased customer base, assets managed, and transaction volumes. Loan servicing fees decreased, due mainly to the previously mentioned sale of servicing rights, while other noninterest income increased in 1998 over 1997.

           Noninterest Expense. Noninterest expenses for the nine months ended September 30, 1998, were $40,890,390, an increase of $7,939,760 or 24.10% over the same period in 1997. A one-time $1.9 million restructuring charge impacted the 1998 non-interest expenses, due to the company's recently announced consolidation of its subsidiary banks. In addition, non-interest expenses through September 30, 1998 include $569,000 of expenditures in relation to the transition of the acquisition of Centennial Bank into Bancorp. The majority of these expenses are related to employment, computer hardware and software expenditures, and conversion costs. Bancorp's salaries and employee benefits, equipment, occupancy, communications, marketing, printing and office supplies, and other expenses are higher in the first nine months of 1998 over the same period in 1997, due mainly to growth and expansion including additions of new products, branch locations, and services over the period. Salaries and employee benefits increased $3,509,985 or 18.71% through the third quarter of 1998, due to increases in salaries and personnel over the same period in 1997. Equipment expense increased $545,082 or 15.96% in 1998 over 1997. Bancorp continues to invest in technological improvements and expansion. Occupancy, marketing and printing and office supplies expense increased through the third quarter of 1998 over the like period in 1997 due to growth and increased efforts to promote products and services in new and current markets. Professional fees incurred for services from outside consultants, accountants, and attorneys are down $66,964 in the first three quarters of 1998 compared to the same period in 1997. Communication and other expenses increased in line with the continued growth of Bancorp. Other noninterest expenses are up due to merger related transition expenses of $569,000 and continued growth.

RESTRUCTURING CHARGES

           For the three months ended September 30, 1998 Bancorp recognized $1,918,350 in restructuring charges related to its plan to consolidate its four separate banking affiliates into one entity. As a result of the consolidation, Bancorp expects to reduce employment by approximately 100 administrative and back office positions. Bancorp anticipates one-time costs of approximately $5 million to cover costs of the consolidation, including the severance program, signage, data conversions and other marketing/branching, regulatory and administrative costs. In the third quarter of 1998, approximately $1.7 million was recorded to cover the cost of the severance program, with the residual charges relating marketing, professional fees and administrative costs. Bancorp expects to record the remaining one-time costs in the following several quarters.

           Bancorp expects that the consolidation will save approximately $6 million annually or 12% of its current ongoing overhead expenses. The cost savings will come from the reductions in staff and related overhead, a simplified corporate structure, a reduced regulatory burden and synergies created by unified marketing efforts and name branding. The plan calls for two-thirds of the cost savings to be substantially achieved by third quarter 1999, with the remaining savings to be achieved early in the year 2000.

           Bancorp's liquidity has not been materially affected by cash outlays related to one-time restructuring charges. Bancorp does not anticipate that future restructuring charges will have a material effect on Bancorp's liquidity.


INCOME TAXES

           During the first nine months of 1998, due to a decrease in net income before taxes and changes in the mix of taxable and nontaxable income items, the provision for income taxes decreased from that of 1997. It is anticipated that Bancorp's tax expense will increase in future periods, both due to an increase in income before taxes and a smaller percentage of Bancorp's income being generated from tax exempt items. Any future merger related capitalized costs may also increase Bancorp tax provisions.

LIQUIDITY AND SOURCES OF FUNDS

           Bancorp's primary sources of funds are customer deposits, maturities of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle ("FHLB"), and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

           Deposits are Bancorp's primary source of new funds. Total deposits were $1.049 billion at September 30, 1998, up from $958.5 million at December 31, 1997. Bancorp does not generally accept brokered deposits. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of a quality product. Increases over the period are due to marketing efforts, expansion, and new business development programs initiated by Bancorp.

           Management anticipates that Bancorp will continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, FHLB, and other borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition, customer management of cash resources prior to year 2000 and other factors. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will include Federal Funds purchased and borrowings from the FHLB.

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

           Shareholders' equity increased to $113,594,319 at September 30, 1998, from $101,140,318 at December 31, 1997, an increase of $12,454,001, or 12.31%, over that period of time. At September 30, 1998, Bancorp's shareholders' equity, as a percentage of total assets, was 9.37%, compared to 9.04% at December 31, 1997. The increase was primarily the result of Bancorp's equity base growing faster than assets. Equity grew at 12.31% over the period from December 31, 1997, to September 30, 1998, while assets grew by 8.36% over the same period.

           As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.

                                                                          September 30, 1998
                                                                     -------------------------------
(Dollars in thousands)
                                                                      Amount                Ratio
                                                                    -------------        -----------
Tier 1 capital..........................................            $     108,897           11.56%
Tier 1 capital minimum requirement......................                   37,676            4.00%
                                                                    -------------           -----
  Excess over minimum Tier 1 capital....................            $      71,221            7.56%
                                                                    =============          ======

Total capital...........................................            $     120,674           12.81%
Total capital minimum requirement.......................                   75,352            8.00%
                                                                    -------------           -----
  Excess over minimum total capital.....................            $      45,322            4.81%
                                                                    =============           =====

Risk-adjusted assets....................................            $     941,897
                                                                    =============

Leverage ratio..........................................                                     9.23%
Minimum leverage requirement............................                                     3.00%
                                                                                            -----
  Excess over minimum leverage ratio....................                                     6.23%
                                                                                            =====

Risk-adjusted total assets..............................            $   1,179,506
                                                                    =============

LOAN PORTFOLIO

           Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 67.26% and 68.54% of total assets as of September 30, 1998 and December 31, 1997, respectively. Although the Banks strive to serve the credit needs of the service areas, the primary focus is on real estate related and commercial credits. The Banks make substantially all of their loans to customers located within the Banks' service areas.
The Banks have no loans defined as highly leveraged transactions by the FRB.

The following table presents the composition of the Banks' loan portfolios, at the dates indicated. December 31, 1997 loan classification balances have been adjusted to retroactively reflect current loan classification.

                                                            September 30, 1998                       December 31,1997
                                                          -------------------------          ------------------------------
(Dollars in thousands)
                                                           Amount           Percent                Amount           Percent
                                                          -------           -------                ------           -------
Commercial...........................................     $161,567           19.82%               $150,197           19.60%

Real estate construction.............................      115,723           14.20                 112,378           14.66

Real estate mortgage.................................      112,423           13.79                 116,228           15.16

Real estate commercial...............................      368,950           45.26                 323,320           42.18

Installment and other consumer.......................       68,550            8.41                  74,819            9.76
                                                          --------          -------               --------          ------

Total loans..........................................      827,213          101.48%                776,942          101.36%

Allowance for loan losses............................      (12,096)          (1.48)                (10,451)          (1.36)
                                                          --------          -------               --------          -------

Total loans, net.....................................     $815,117          100.00%               $766,491          100.00%
                                                          ========          =======               ========          =======

LENDING AND CREDIT MANAGEMENT

           Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. Because of the nature of the Banks' customer base and the growth experienced in the market areas served, real estate is frequently a material component of collateral for the Banks' loans. The expected source of repayment of these loans is generally the operations of the borrower's business or personal income, but real estate provides an additional measure of security. Risks associated with real estate loans include fluctuating land values, local economic conditions, changes in tax policies, and a concentration of loans within any one area.

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

(Dollars in thousands)                                                          September 30, 1998         December 31, 1997
 --------------------                                                           ------------------         -----------------
Loans on nonaccrual status..............................................                $3,475                      $4,245

Loans past due greater than 90 days but not on nonaccrual status........                   132                          44

Other real estate owned.................................................                   784                         494
                                                                                          ----                        ----

Total nonperforming assets..............................................                $4,391                      $4,783
                                                                                        ======                      ======

Percentage of nonperforming assets to total assets......................                  .36%                        .43%
                                                                                          ===                         ===

See "Loan Loss Allowance and Provisions"

LOAN LOSS ALLOWANCE AND PROVISION

           The provision for loan losses charged to operating expense is based on the Banks' loan loss experience and such other factors that, in management's judgment, deserve recognition in estimating loan losses. Management monitors the loan portfolio to ensure that the allowance for loan losses is adequate to cover outstanding loans. In determining the allowance for loan losses, management considers the level of nonperforming loans, impaired loans, loan mix, recent loan growth, historical loss experience for each loan category, potential economic influences and other relevant factors related to the loan portfolio. In addition, management utilizes internal loan grading as part of its analysis. The following table summarizes the Banks' allowance for loan losses and charge-off and recovery activity:

                                                                              Nine months ended                    Year ended
(Dollars in thousands)                                                       September 30, 1998                December 31, 1997
 --------------------                                                        ------------------                -----------------
Loans outstanding at end of period................................                $   827,213                      $   776,942

Average loans outstanding during the period.......................                $   807,391                      $   751,284

Allowance for loan losses, beginning of period....................                $    10,451                      $     8,491
Recoveries........................................................                        297                              242
Loans charged off.................................................                     (1,117)                          (2,218)
                                                                                  -----------                      -----------
Net loans charged off.............................................                       (820)                          (1,976)

Provision for loan losses.........................................                      2,465                            3,936
                                                                                  -----------                      -----------

Allowance for loan losses, end of period..........................                $    12,096                      $    10,451
                                                                                  ===========                      ===========

Ratio of net loans charged off
  to average loans outstanding (1)................................                       .14%                             .26%

Ratio of allowance for loan losses
  to loans at end of period.......................................                      1.46%                            1.35%

(1) The ratios for the nine months ended September 30, 1998 have been annualized.

           Forecasted loan growth will lead to expected future increase in the provision for loan losses. Historical activity in loans charged off or recoveries are not necessarily indicative of activity to be anticipated for the year ending December 31, 1998 or any future periods.

INVESTMENT PORTFOLIO

           The following table shows the carrying value of the Banks' portfolio of investments:

                                                                                  September 30,                   December 31,
(Dollars in thousands)                                                                 1998                          1997
 --------------------                                                            ----------------                -------------
Investments available for sale (At Fair Value)
U.S. Treasury securities..............................................            $      6,676                    $      9,571
U.S. Government agency securities.....................................                  90,797                          76,512
Corporate securities..................................................                  35,422                          24,802
Mortgage-backed securities............................................                   8,564                           8,444
Obligations of state and political subdivisions.......................                  92,818                          63,822
Other securities......................................................                   9,281                           8,039
                                                                                  ------------                    ------------
       Total..........................................................            $    243,558                    $    191,190

Investments held to maturity (At Historical Cost)
U.S. Treasury securities..............................................            $        ---                    $        ---
U.S. Government agency securities.....................................                     ---                             ---
Corporate securities..................................................                     ---                             ---
Mortgage-backed securities............................................                     ---                             ---
Obligations of state and political subdivisions.......................                   2,879                           2,987
Other securities......................................................                     ---                             ---
                                                                                  ------------                    ------------
       Total..........................................................            $      2,879                    $      2,987

       Total Investment Portfolio.....................................            $    246,437                    $    194,177
                                                                                  ============                    ============

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

           The year 2000 challenge is especially problematic for financial institutions, since many transactions, such as interest accruals and payments, are date sensitive. It also may affect the operations of third parties with whom Bancorp does business, including the Company's vendors, suppliers, utility companies, and customers.

The Company's State of Readiness

           The Company is committed to addressing these year 2000 challenges in a prompt and responsible manner and has dedicated resources to do so. Management has completed an assessment of its automated systems and has implemented a plan to resolve these issues, including purchasing appropriate computer technology. The Company's year 2000 compliance plan ("Y2K Plan") has five phases. These phases are (1) project management, (2) awareness, (3) assessment, (4) testing, and (5) renovation and implementation. The Company has substantially completed phases one through four, although appropriate follow-up activities are continuing to occur, and the Company is currently focusing on the fifth phase of the Y2K Plan.

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

           Assessment. Assessment is the process of identifying all mission-critical applications, including information technology and non-information technology systems, that could potentially be negatively affected by dates in the year 2000 and beyond. The Company's assessment phase is substantially complete. Systems examined during this phase included telecommunications systems, account-processing applications, and other software and hardware used in connection with customer accounts.

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


                     The Company's lending personnel have examined its current loan portfolios and identified our key business customers. The Company has contacted these customers and requested information regarding their preparation for the year 2000. The Company is currently assessing the responses received from these customers and following up as appropriate to identify the risk of loan defaults due to the effects of the year 2000 on the businesses of key business customers. This assessment process is expected to be complete by the end of October, 1998; however, certain follow-up activities may continue throughout 1998 and 1999 as issues arise. For example, the Company is monitoring on a quarterly basis those business borrowers who appear to have higher risk than others with respect to year 2000 issues. In addition, the Company will continue to assess new loan applicants for year 2000 risks. For more information see below, under "The Risks of the Company's Year 2000 Issues."

           Testing. Updating and testing of the Company's mission-critical automated systems is currently underway. All mission-critical systems will be tested to verify that dates in the year 2000 are being appropriately recognized and processed. Testing of the Company's current mission-critical automated systems was substantially completed by September 30, 1998. Testing of renovations and new systems will continue throughout 1998 and 1999.

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

Estimated Costs to Address the Company's Year 2000 Issues

           The total financial effect of these year 2000 challenges on the Company cannot be predicted with certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of these efforts cannot be predicted until the year 2000 actually arrives. The Company will upgrade or replace certain automated systems before the year 2000; however some of these systems would have been replaced before the year 2000, without regard to year 2000 compliance issues, due to technology updates and Company expansion. The Company's estimated budget under its Y2K Plan is set forth in the table below(1). The costs below represent approximately 9% of the Company's information technology budget for 1998 and approximately 10% of the 1999 information technology budget. The Company currently plans to use normal operating funds for payment of its year 2000 expenses. Year-to-date, the Company has spent approximately $105,000 of the 1998 costs estimated below.

Bancorp's estimated budget for year 2000 costs and expenses is as follows:

                        Item          1998         1999         Total
                        ----
                                    --------     --------     --------
Anticipated Personnel Costs         $100,000     $105,000     $205,000
Telephone Banking Equipment (2)           --       75,000       75,000
Personal Computers (2)                59,500       87,500      147,000
ATM Upgrades                              --       25,000       25,000
Third Party Consulting (3)            30,000       35,000       65,000
                                    --------     --------     --------

Totals                              $189,500      327,500     $517,000


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

The Risks of the Company's Year 2000 Issues

           The year 2000 presents certain risks to the Company and its operations. Some of these risks are present because the Company purchases technology applications from other parties who face year 2000 challenges. Other of these risks are inherent in the business of banking or are risks faced by many companies with stock traded on a national stock exchange. Although it is impossible to identify every possible risk that the Company may face moving into the millennium, Management has to date identified the following potential risks:

1. Commercial banks, such as the Banks, may experience a contraction in their deposit base, if a significant amount of deposited funds are withdrawn by customers prior to the year 2000, and interest rates may increase in the latter part of 1999. This potential deposit contraction could make it necessary for the Banks to change their sources of funding and could materially impact future earnings. The Company has incorporated a contingency plan for addressing this situation, should it occur, into its asset and liability management policies. This plan includes maintaining the ability to borrow funds in an amount at least equal to 50% of the Company's allowed borrowing from the Federal Home Loan Bank of Seattle. Significant demand for funds by other banks could reduce the amount of funds available for the Company to borrow. If insufficient funds are available from a Federal Home Loan Bank or other correspondents, the Company may also sell investment securities or other liquid assets to meet liquidity needs. Despite these efforts, a significant deposit contraction could materially impact the Company's earnings or future operations, particularly if funds availability at the Federal Home Loan Bank is impaired or higher interest rates for the Banks' funding sources lead to a decrease in the Company's net interest margin.

2. The Banks lend significant amounts to businesses in their market areas. If these businesses are adversely affected by year 2000 issues, their ability to repay loans could be impaired. This increased credit risk could affect the Company's financial performance. During the assessment phase of the Company's Y2K Plan, each of the Banks identified their significant borrowers. Management is currently monitoring the year 2000 compliance efforts of these credit customers as described above under the "Assessment" segment of the "Introduction." Based on the risks the Company has identified to date, Management currently believes the Company's loan loss reserves are adequate to absorb potential losses from loan defaults due to year 2000 risks. However, as the Company continues to assess risk in this area, it may increase loan loss reserves in the future.

3. The Company's operations, like those of many other companies, can be affected by the year-2000-triggered failures of other companies upon whom the Company depends for the functioning of its automated systems. Accordingly, the Company's operations could be materially affected, if the operations of those companies who provide the Company with mission critical applications, systems, and services are materially affected. As described above, the Company has identified its mission-critical vendors and is monitoring their year 2000 compliance progress. For more information, see "The Company's Year 2000 Readiness," above.

4. All companies with stock traded on a national stock exchange, including Bancorp, could experience a drop in stock price as investors change their investment portfolios or sell stock prior to the millennium. At this time, it is impossible to predict whether or not this will in fact be the case with respect to the stock of Bancorp or any other company.

5. Bancorp's subsidiary West Coast Trust provides investment advisory services to certain customers, including an open-end mutual fund administered by an investment company registered under the Investment Advisors Act of 1940. Management is currently assessing the material risks of the activities of West Coast Trust and is monitoring the year 2000 compliance activities of the investment company administering the open-end mutual fund.

6. The Company's ability to operate effectively in the year 2000 could be affected by communications abilities and access to utilities, such as electricity, water, telephone, and others, to the extent access is interrupted due to the effects of year 2000 issues on these and other utilities.

The Company's Contingency Plans

           In addition to the contingency plans described above under "The Risks of the Company's Year 2000 Issues," the Company is developing a Business Interruption Contingency Plan ("BIC Plan"). This BIC Plan is currently in incomplete draft form, and the Company expects to complete it by the end of the first quarter of 1999. The BIC Plan will contain information pertinent to maintaining the successful operation of each major business line of the Company. Based on the Company's current assessment, it is anticipated that the BIC Plan will address such matters as (1) Company policies and procedures relating to staffing and employee resources during the critical time periods before and after the year 2000, (2) maintenance of external and internal communications,
(3) plans for maintaining critical business operations, (4) steps for contingency plan implementation, (4) timelines or timing guidelines for contingency plan implementation, and (5) guidelines or procedures to be followed if it becomes necessary to implement a contingency plan with respect to a major business line. In addition, if the Company identifies a material problem with a mission-critical system, the Company will develop an appropriate contingency plan for operation or recovery, as possible and appropriate, should that system fail in the year 2000. Certain circumstances may occur for which there are no satisfactory contingency plans. For more information see above under "The Risks of the Company's Year 2000 Issues."

FORWARD LOOKING STATEMENTS

           The discussion above, entitled "Year 2000 Issues," including without limitation the section entitled "Risks of the Company's Year 2000 Issues," includes certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing Bancorp of the protections of the safe harbor provisions of the PSLRA. Management's ability to predict results or effects of issues related to the year 2000 is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include, without limitation, (1) the possibility that protection procedures, contingency plans, and remediation efforts will not operate as intended, (2) the possibility that the Company may fail to timely or completely identify all software or hardware applications requiring remediation or other risks or issues related to the year 2000, (3) unexpected costs or events, (4) failures of communications abilities or utility companies serving the Company, (5) fluctuating interest rates, and
(6) the uncertainty associated with the impact of year 2000 issues on the banking industry and on the Company's customers, vendors, and others with whom it does business. Readers are cautioned not to place undue reliance on these forward looking statements.

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

           Bancorp is currently slightly liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, therefore, a significant increase in market rates of interest or a flattening interest rate yield curve could adversely affect net interest income. In contrast, a decreasing rate environment or a steepening interest rate yield curve may slightly improve Bancorp's margin. Bancorp's strategy will be to continue to limit its loss exposure through managing the repricing characteristics of its assets and liabilities. Bancorp has also placed increased emphasis on its non-interest revenue products to additionally stabilize earnings strength.

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

                           PART II. OTHER INFORMATION

Item 6.              Exhibits and Reports on Form 8-K.

(a)         Exhibits

           3.1       Restated Articles of Incorporation

           10.1      Agreement and Plan of Merger dated September 30, 1998

           27        Financial Data Schedules for Form 10-Q.

(b) During the nine months ended September 30, 1998, West Coast Bancorp filed the following current report on Form 8-K:

                     Form 8-K filed September 24, 1998 regarding West Coast Bancorp's plan to combine its four separate banking subsidiaries into a single bank.

SIGNATURES

As required by the Securities Exchange Act of 1934, this report is signed on registrant's behalf by the undersigned authorized officers.

                                        WEST COAST BANCORP
                                        (Registrant)



Dated: November 13, 1998                /s/ Victor L. Bartruff
                                        ----------------------
                                        Victor L. Bartruff
                                        President and Chief Executive Officer



Dated: November 13, 1998                /s/ Donald A. Kalkofen
                                        ----------------------
                                        Donald A. Kalkofen
                                        Executive Vice President and Chief
                                        Financial Officer