Form 10-K
period 1998-12-31
WEST COAST BANCORP /NEW/OR/
filed 1999-03-26
CIK 717059

                                   FORM 10-K


            [X] Annual Report Pursuant to Section 13 or 15(d) of The
                         Securities Exchange Act of 1934

For the fiscal year ended December 31, 1998       Commission file number 0-10997

                               WEST COAST BANCORP
             (Exact name of registrant as specified in its charter)

                 Oregon                                     93-0810577
    (State or other jurisdiction of                      (I.R.S. Employer
     incorporation or organization)                    Identification No.)

     5335 Meadows Road - Suite 201                            97035
          Lake Oswego, Oregon                               (Zip Code)
(Address of principal executive offices)

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

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

           The approximate aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant on February 28, 1999, was $279,804,787.

           The number of shares of Registrant's Common Stock outstanding on February 28, 1999, was 14,167,331.

                       DOCUMENTS INCORPORATED BY REFERENCE

           Portions of the West Coast Bancorp Definitive Proxy Statement dated March 23, 1999 are incorporated by reference into Part III of Form 10-K.

                                      INDEX

PART I                                                                       PAGE
---------------------------------------------------------------------------------
Item 1.     BUSINESS..........................................................2
                 General......................................................2
                 Recent Developments..........................................2
                 Subsidiaries.................................................3
                 Employees....................................................4
                 Competition..................................................4
                 Governmental Policies........................................4
                 Supervision and Regulation...................................5

Item 2.     PROPERTIES........................................................8

Item 3.     LEGAL PROCEEDINGS.................................................9

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............9

PART II
-------

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS..............................................10

Item 6.     SELECTED FINANCIAL DATA..........................................11

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS..............................12

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................28

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE..............................53

PART III
--------

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............53

Item 11.    EXECUTIVE COMPENSATION...........................................53

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.......................................................53

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................53

PART IV
-------

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K.........................................................54

SIGNATURES...................................................................55

EXHIBIT INDEX................................................................56

                                     PART I

ITEM 1.    BUSINESS

                                     GENERAL

           West Coast Bancorp ("Bancorp," "Company," or the "registrant,") an Oregon corporation and a bank holding company, was organized in August of 1981 under the name "Commercial Bancorp." Commercial Bancorp acquired West Coast Bancorp, a one-bank holding company based in Newport, Oregon, on February 28, 1995. The combined corporation retained the name "West Coast Bancorp," and moved its headquarter office to Lake Oswego, Oregon.

           Bancorp remains headquartered in Lake Oswego, and its principal business activities are conducted through its full-service, commercial bank subsidiary West Coast Bank ("Bank"), an Oregon State-chartered bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1998, the Bank had facilities in 31 cities and towns in western Oregon and western Washington, operating a total of 37 full-service and three limited-service branches. Bancorp also operates West Coast Trust Company, Inc., an Oregon trust company that provides agency, fiduciary, and other related trust services. The market value of assets managed for others at December 31, 1998 totaled $260.4 million.

           Bancorp's four former commercial bank subsidiaries were merged together under the name West Coast Bank, effective December 31, 1998 (the "Consolidation"). For more information regarding the Consolidation, see below under "Recent Developments."

                              RECENT DEVELOPMENTS

RESULTS

           For the year ended December 31, 1998, the operations of the registrant on a combined basis earned net income of $14.1 million, or $0.96 per diluted share. The combined equity of the registrant at December 31, 1998, was $117.2 million, with 14.2 million common shares outstanding and a book value of $8.23 per share. Net loans of $849.6 million at December 31, 1998, represented approximately 67.67 percent of total assets. Deposits total $1.1 billion at year-end 1998. For more information regarding Bancorp's results, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Financial Statements and Supplementary Data," contained in this report.

THE CONSOLIDATION

           During 1998, Bancorp was the parent bank holding company of four wholly owned, full-service commercial Bank subsidiaries: (1) The Bank of Newport, Newport, Oregon, (2) The Commercial Bank, Salem, Oregon, (3) Bank of Vancouver, Vancouver, Washington, and (4) Centennial Bank, Olympia, Washington. On December 31, 1998, The Commercial Bank, Bank of Vancouver, and Centennial Bank were merged into The Bank of Newport, which changed its name to West Coast Bank. Each Bank branch now operates under the name West Coast Bank, although some signage changes are still underway. Each former bank subsidiary operated under the advisement of its own local board of directors. These boards were disbanded upon closing of the Consolidation. The board of directors of the Bank currently consists of the same members as the Bancorp board of directors. In exchange for their agreement not to compete with the Bank, certain members of the former bank boards were appointed as Directors Emeritus of the Bank board to serve until June 30, 1999.

MANAGEMENT DEVELOPMENTS

           Lee S. Stenseth, former President and Chief Executive Officer ("CEO") of Bank of Vancouver, retired in May of 1998. Ronald T. DeLude was hired to replace Mr. Stenseth as President and CEO of Bank of Vancouver. As part of the Consolidation, Mr. DeLude was promoted to Chief Operating Officer of Bancorp and the Bank.

           Also, as part of the Consolidation: (1) Victor L. Bartruff was appointed President and CEO of the Bank; (2) Timothy P. Dowling, former President and CEO of The Bank of Newport was appointed to Regional Vice-President of the Bank, serving the Bank's Coast/Willamette region, (2) Daniel Yerrington, former President of Centennial Bank, was appointed to Regional Vice-President, serving the Bank's South Puget Sound region, and (3) Edgar B. Martin, former President and CEO of The Commercial Bank, retired in December of 1998.

ACQUISITION OF CENTENNIAL HOLDINGS, LTD. ("CHL")

On February 28, 1998, Bancorp acquired CHL of Olympia, Washington, the parent bank holding company of Centennial Bank, a full-service commercial bank organized in 1974. CHL's principal business activities were conducted through Centennial Bank, which operated eight branches and two real estate offices in southwestern Washington. As part of Bancorp's acquisition of CHL, Centennial Bank became a wholly owned subsidiary of Bancorp. The transaction was accounted for as a pooling of interests under generally accepted accounting principles. As discussed above, Centennial Bank was consolidated into West Coast Bank on December 31, 1998.

FUTURE EXPANSION STRATEGY

Bancorp remains committed to community banking and intends West Coast Bank to remain community-focused. Bancorp's strategic vision continues to include expansion throughout the west. Bancorp will continue to seek acquisition opportunities with community banks that share its business philosophies. Bancorp also intends to grow through development of new branch locations. Consistent with this strategy, Bancorp opened a new branch in McMinnville, Oregon on January 25, 1999.

                                  SUBSIDIARIES

THE BANK

           West Coast Bank was originally organized in 1925 under the name "The Bank of Newport," and its head office is currently located in Lake Oswego, Oregon. The Bank conducts business through 40 branches located in western Oregon and southwestern Washington. The Oregon branches are located in the following cities and towns: Salem--four branches, Keizer--three branches, Newberg--two branches, Newport-two branches, Clackamas, Dallas, Depoe Bay, Forest Grove, Hillsboro, King City, Lake Oswego, Lincoln City, Molalla, Monmouth, North Plains, Portland, Silverton, Stayton, Sublimity, Tigard, Toledo, Waldport, Wilsonville, and Woodburn. The Bank's Washington branches are located in the following cities and towns: Vancouver-two branches, Olympia-two branches, Centralia, Chehalis, Hoodsport, Lacey, and Shelton. At December 31, 1998, the Bank had deposits totaling $1.108 billion and net loans totaling $849.6 million.

           The primary business strategy of the Bank is to provide community banking and related services to individuals, professionals, and small to medium-sized businesses. The Bank emphasizes customer relationships, high quality service, and individual attention to customer needs. Small to medium-sized business, the mature market consumer, real estate construction, and commercial customers are a significant focus. The Bank offers deposit accounts, safe-deposit boxes, consumer loans, commercial and residential real estate loans, commercial loans, including operating lines secured by accounts receivable and inventory, and other traditional bank products. The Bank's portfolio has some concentration in real estate-secured loans, construction loans, and agricultural and light manufacturing-related businesses.

           Deposit products include regular and interest or package checking accounts, savings accounts, certificates of deposit, and money market accounts. Consumer credit products include residential first and second mortgages, automobile loans, credit cards, lines of credit, and other products. Lending services include short to intermediate-term loans, inventory financing, equipment leasing, revolving lines of credit, and other types of credit. The Bank also offers a VISA credit card program as part of its retail banking services.

           The Bank emphasizes the importance of establishing high quality, long-term relationships with customers and seeks to implement new products and services to meet their banking needs and to exceed their banking expectations. For example, the Bank offers (1) trust services through its affiliate West Coast Trust, (2) courier services to our small business customers, (3) a Progressive Banking Program (which uses designated customer deposits exclusively for loans to and short-term investments in small businesses, affordable housing, and community development), (4) 24-hour telephone banking, and (5) ExecuBanc (24-hour access to electronic banking for business customers). Automated teller machines are available in 38 branch and other locations offering 24-hour transaction services, including cash withdrawals, deposits, account transfers, and balance inquiries. The Bank offers electronic banking services through telephone and personal computers. The Bank also offers securities and insurance products through an arrangement with a third party broker/dealer. These products include tax-deferred annuities, single premium whole life insurance, and other insurance investment products and securities products.

           Bancorp also operates a commercial real estate loan brokerage division, which originates and brokers commercial real estate loans to other banks, insurance companies pension funds, and other sophisticated investors.

BANK LOCATION

           The principal office of the Bank is located at 5335 Meadows Road, Suite 201, Lake Oswego, OR 97035 (503) 684-0884.

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

TOTTEN, INC.

           Totten, Inc. ("Totten"), a Washington corporation, is a subsidiary of Bancorp that serves as trustee under deeds of trust and holds certain real estate licenses. Totten was formerly a subsidiary of CHL and became a wholly owned subsidiary of the Bancorp following Bancorp's acquisition of CHL.

BV CORPORATION

           In 1996, Bank of Vancouver incorporated BV Corporation ("BV"), a Washington Corporation, to serve as trustee under deeds of trust. Since BV and Totten served duplicative functions, BV was merged into Totten on December 31, 1998. Totten was the surviving corporation in this merger, and BV no longer exists as a separate entity.

CENTENNIAL FUNDING CORPORATION

           In September of 1995, CHL acquired all of the outstanding stock of Centennial Funding Corporation, a Washington corporation and an FHA-approved mortgage lender that makes home loans and residential development loans. Following Bancorp's acquisition of CHL, Centennial Funding Corporation became a wholly owned subsidiary of Bancorp.

ELD, INC.

           ELD, Inc, a Washington corporation, is a wholly owned subsidiary of West Coast Bank. ELD, Inc. was incorporated by Centennial Bank in October, 1990 to conduct real estate reconveyances and to hold certain other property classified as other real estate owned. Following the Consolidation, ELD became West Coast Bank's subsidiary.

                                    EMPLOYEES

           At December 31, 1998, Bancorp and its subsidiaries had approximately 652 full-time equivalent employees. None of these employees are represented by labor unions. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plans, deferred compensation plans, stock option plans, and an optional employee stock purchase plan.

                                   COMPETITION

           The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages, and other financial institutions. Banking in Oregon and Washington is dominated by several significant banking institutions, including U.S. Bank, Wells Fargo Bank, Bank of America, and Washington Mutual Savings Bank, which together account for a majority of the total commercial and savings bank deposits in Oregon and Washington. These competitors offer a greater number of branch locations (with statewide branch networks in the case of the two largest competitors), the ability to offer higher lending limits, and a variety of services not offered by the Bank. Bancorp has attempted to offset some of the advantages of the larger competitors by arranging participations with other banks for loans above its legal lending limits. Emphasis is placed on local banking featuring quality service, local responsive decision making, money reinvested into the community, and participation in nationwide services such as VISA, The Exchange, Interlink, Plus, and Accel.

           Bancorp anticipates that the level of consolidation among financial institutions in its market area will continue. Other financial institutions, many with substantially greater resources than Bancorp, compete in the acquisition market against Bancorp. Some of these institutions, among other items, have greater access to capital markets, larger cash reserves and a more liquid currency than Bancorp.

           Although Bancorp has been able to compete effectively in the financial services business in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

                              GOVERNMENTAL POLICIES

           The earnings and growth of Bancorp, the Bank and Bancorp's other subsidiaries, as well as their existing and future business activities, are affected not only by general economic conditions, but also by the fiscal and monetary policies of the Federal government and its agencies, particularly the Board of Governors of the Federal Reserve System ("FRB"). The FRB implements national monetary policies (intended to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rates applicable to borrowings by the banks from the Federal Reserve Bank. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and deposits. As banking is a business which depends largely on interest rate differentials (in general, the difference between the interest rates paid by the Bank on their deposits and their other borrowings and the interest rates received by the Bank on loans extended to their customers and on securities held in the Bank investment portfolios), the influence of economic conditions and monetary policies on interest rates will directly affect earnings. The nature and impact of any future changes in monetary policies cannot be predicted.

                           SUPERVISION AND REGULATION

GENERAL

INTRODUCTION

           Bancorp is extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on the business and prospects of Bancorp. The operations of Bancorp may also be affected by changes in the policies of banking and other government regulators. Bancorp cannot accurately predict the nature or extent of the effects on its business and earnings that fiscal or monetary policies, or new federal or state laws, may have in the future.

FEDERAL BANK HOLDING COMPANY REGULATION

           General. Bancorp is a bank holding company as defined in the Bank Holding Company Act of 1956, as amended (the "BHCA"), and is therefore subject to regulation, supervision and examination by the FRB. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. Bancorp must file reports with the FRB and must provide it with such additional information as it may require.

           Holding Company Bank Ownership. The BHCA requires every bank holding company to obtain the prior approval of the FRB before (1) acquiring, directly or indirectly, ownership or control of any voting shares of another bank or bank holding company if, after such acquisition, it would own or control more than 5% of such shares, (2) acquiring all or substantially all of the assets of another bank or bank holding company, or (3) merging or consolidating with another bank holding company.

           Holding Company Control of Nonbanks. With some exceptions, the BHCA also prohibits a bank holding company from acquiring or retaining direct or indirect ownership or control of more than 5% of the voting shares of any company which is not a bank or bank holding company, or from engaging directly or indirectly in activities other than those of banking, managing or controlling banks, or providing services for its subsidiaries. The principal exceptions to these prohibitions involve certain non-bank activities which, by statute or by FRB regulation or order, have been identified as activities closely related to the business of banking or of managing or controlling banks. In making this determination, the FRB considers whether the performance of such activities by a bank holding company can be expected to produce benefits to the public, such as greater convenience, increased competition or gains in the efficient use of resources, which can be expected to outweigh the risks of possible adverse effects, such as decreased or unfair competition, conflicts of interest or unsound banking practices. The Economic Growth and Regulatory Reduction Act of 1996 amended the BHCA to eliminate the requirement that a bank holding company seek prior FRB approval before engaging in certain permissible nonbanking activities, if the holding company is well-capitalized and meets certain other specified criteria.

           Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit Bancorp's ability to obtain funds from the Bank for its cash needs, including, funds for payment of dividends, interest and operational expenses.

           Tying Arrangements. Bancorp and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Bancorp nor its subsidiaries may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by it or (2) an agreement by the customer to refrain from obtaining other services from a competitor. Effective April 21, 1997, the FRB also adopted significant amendments to its anti-tying rules that:
(1) remove FRB-imposed anti-tying restrictions on bank holding companies and their non-bank subsidiaries; (2) allow banks greater flexibility to package products with their affiliates; and (3) establish a safe harbor from the tying restrictions for certain foreign transactions. These amendments are designed to enhance competition in banking and nonbanking products and allow banks and their affiliates to provide more efficient, lower cost service to their customers.

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

           State Law Restrictions. As an Oregon corporation, Bancorp is subject to certain limitations and restrictions under applicable Oregon corporate law. For example, state law restrictions in Oregon include limitations and restrictions relating to: indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

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

           In addition, any company would be required to obtain the approval of the FRB under the BHCA before acquiring 25% (5% if the company is a bank holding company) or more of the outstanding shares of Bancorp or to otherwise obtain control over the Bancorp.

FEDERAL AND STATE REGULATION OF THE BANK

           General. The Bank is an Oregon commercial bank with deposits insured by the FDIC and is subject to the supervision and regulation of the Oregon Department of Consumer and Business Services, the Washington Department of Financial Institutions, and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

           CRA. The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the FRB or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. These factors are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

           Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to such persons. A violation of these restrictions may result in the assessment of substantial civil monetary penalties on the affected bank or any officer, director, employee, agent or other person participating in the conduct of the affairs of that bank, the imposition of a cease and desist order, and other regulatory sanctions.

           Regulation of Management. Federal law (1) sets forth circumstances under which officers or directors of a bank may be removed by the institution's federal supervisory agency; (2) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (3) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

           FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act ("FDICIA"), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that the Bank meets all such standards.

INTERSTATE BANKING AND BRANCHING

           The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 ("Interstate Act") permits nationwide interstate banking and branching under certain circumstances. This legislation generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

           Under recent FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

           Oregon and Washington each enacted "opting in" legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions, subject to certain "aging" requirements. Both states restrict an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank's assets, the out-of-state bank may open additional branches within the state.

DEPOSIT INSURANCE

           The deposits of The Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund ("BIF") administered by the FDIC. The Bank is required to pay semiannual deposit insurance premium assessments to the FDIC.

           FDICIA included provisions to reform the Federal deposit insurance system, including the implementation of risk-based deposit insurance premiums. FDICIA also permits the FDIC to make special assessments on insured depository institutions in amounts determined by the FDIC to be necessary to give it adequate assessment income to repay amounts borrowed from the U.S. Treasury and other sources or for any other purpose the FDIC deems necessary. The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.

DIVIDENDS

           The principal source of Bancorp's cash reserves are dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Oregon Laws also limit a bank's ability to pay dividends. Under these restrictions, as of December 31, 1998, the Bank could have declared dividends of approximately $24 million in the aggregate, without obtaining prior regulatory approval.

CAPITAL ADEQUACY

           Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

           The FDIC and FRB use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less intangibles.

           The FRB also employs a leverage ratio, which is Tier I capital as a percentage of total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The FRB requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the FRB expects an additional cushion of at least 1% to 2%.

           FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized," depending on the category to which they are assigned, are subject to certain mandatory supervisory corrective actions.

EFFECTS OF GOVERNMENT MONETARY POLICY

           The earnings and growth of Bancorp are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the FRB. The FRB can and does implement national monetary policy for such purposes as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the FRB, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on Bancorp cannot be predicted with certainty.

CHANGES IN BANKING LAWS AND REGULATIONS

           The laws and regulations that affect banks and bank holding companies are currently undergoing significant changes. This year, legislation was proposed in Congress which contained proposals to alter the structure, regulation, and competitive relationships of the nation's financial institutions. Although the legislation was not passed in the 1998 general session of Congress, similar legislation may be proposed in the coming years and, if enacted into law, such bills could have the effect of increasing or decreasing the cost of doing business, limiting or expanding permissible activities (including activities in the insurance and securities fields), or affecting the competitive balance among banks, savings associations, and other financial institutions. Some of these bills may reduce the extent of federal deposit insurance, broaden the powers or the geographical range of operations of bank holding companies, alter the extent to which banks could engage in securities activities, and change the structure and jurisdiction of various financial institution regulatory agencies. Whether or in what form such legislation may be adopted, or the extent to which the business of Bancorp might be affected thereby, cannot be predicted with certainty.

ITEM 2.    PROPERTIES

           The principal properties of the registrant are comprised of the banking facilities owned by the Bank. The Bank owns a total of 24 buildings hosting its branch offices and owns the land under 21 of those buildings. Some significant properties owned by the Bank are as follows:

(1) Land, administrative offices and drive-up teller facilities in Salem, Oregon with approximately 40,000 square feet of space;

(2) A building with approximately 8,000 square feet of space and the land under it in Salem, Oregon, containing administrative offices for the Bank's human resources, security, and risk management and compliance personnel;

(3) Land and the building housing a branch and administrative offices in Newport, Oregon, consisting of approximately 15,640 square feet of space;

(4) A building in Vancouver, Washington that is leased to another party under a ground lease at a monthly rental of $6,771;

(5) A building and the land under it in Lacey, Washington that is home to the Bank's Lacey branch and contains some administrative offices in approximately 12,000 square feet of space; and

(6) A building and land in Shelton, Washington with approximately 7,500 square feet that contains data processing and communications equipment.

           The Bank leases office space in Lake Oswego, Oregon, for its headquarter offices. The Bank also leases a building and land in Salem, Oregon, where the Bank's data center is located. In addition, the Bank leases space at approximately 19 other locations for branch and other offices. The aggregate monthly rental on all properties leased by Bancorp and the Bank is approximately $101,500.

           West Coast Trust's main office is in Salem where it leases space from the Bank. West Coast Trust also has offices in Portland, Oregon, Newport, Oregon, Vancouver, Washington, and Olympia, Washington where it leases space from the Bank.

           ELD, Inc. holds a one-third partnership interest in a building and land in Sequim, Washington. This interest was acquired before Bancorp purchased ELD's former parent Centennial Bank. Bancorp is currently seeking to divest of its interest in this property.

ITEM 3.    LEGAL PROCEEDINGS

           The Company received a letter in March of 1999 asserting a potential claim with respect to an alleged loan commitment. No lawsuit related to the matter has yet been filed against the Bank. Counsel for the Bank has advised us that if this matter is eventually litigated, it is unlikely that any liability, if any, imposed on the Bank would exceed the Bank's applicable insurance coverage limits. Management is currently in contact with its insurance carrier to confirm coverage, and management does not consider this asserted claim material at this time.

           This section contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing Bancorp of the protections of the safe harbor provisions of the PSLRA. The forward looking statements contained in this section are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such a material difference include, but are not limited to, (1) facts and events currently unknown to management that may surface as the subject matters discussed are further investigated, (2) common law, rights, and legal and equitable remedies that may be uncovered when the issues raised above are further researched, and (3) uncertainties inherent in the legal process. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect Management's analysis only as of the date of the statement. Bancorp undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents Bancorp files from time to time with the Securities and Exchange Commission.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           NONE.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
           MATTERS

STOCK PRICE AND DIVIDENDS

           West Coast Bancorp common stock trades on The Nasdaq Stock Market under the symbol "WCBO" and its primary market makers are: Black & Company; Dain Rauscher, Inc.; Herzog, Heine, Geduld, Inc.; Hoefer & Arnett, Inc.; Keefe, Bruyette & Woods, Inc.; Pacific Crest Securities; Piper Jaffray Companies, Inc., and Spear, Leeds & Kellogg. The respective high and low sale prices of West Coast Bancorp's common stock for the periods indicated are shown below. The prices below do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions. The per share information has been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 1998, there were approximately 4,800 shareholders of record of Bancorp common stock.

                                      1998                                                    1997
                   -------------------------------------------             -------------------------------------------
                        Market Price                                            Market Price
                   ----------------------        Cash dividend             ----------------------        Cash dividend
                    High            Low             Declared                High            Low             Declared
                   ------          ------            -----                 ------          ------            -----
1st Quarter        $24.77          $21.82            $0.05                 $13.79          $10.61            $0.04
2nd Quarter        $24.77          $19.83            $0.05                 $19.39          $12.65            $0.04
3rd Quarter        $22.50          $14.43            $0.06                 $18.79          $15.38            $0.04
4th Quarter        $22.88          $14.77            $0.06                 $25.00          $16.36            $0.05

ITEM 6.    SELECTED FINANCIAL DATA

           The selected financial data should be read in conjunction with West Coast Bancorp's (Bancorp or the Company) consolidated financial statements and the accompanying notes presented in this report. The per share information has been adjusted retroactively for all stock dividends and splits previously issued.

(Dollars in thousands, except per share data)                                Year ended December 31,
-------------------------------------------------------------------------------------------------------------------------------
                                                    1998             1997             1996             1995            1994
                                               ------------     ------------     ------------     ------------     ------------
Interest income...........................     $     97,053     $     89,065     $     75,586     $     62,968     $     49,852
Interest expense..........................           36,431           32,262           26,596           22,959           14,205
                                               ------------     ------------     ------------     ------------     ------------
   Net interest income....................           60,622           56,803           48,990           40,009           35,647
Provision for loan loss...................            2,900            3,936            2,571            1,200              891
                                               ------------     ------------     ------------     ------------     ------------
Net interest income after provision
  for loan loss...........................           57,722           52,867           46,419           38,809           34,756
Noninterest income........................           19,159           14,150            9,875            9,606            9,478
Noninterest expense.......................           56,098           45,394           38,814           33,653           32,610
                                               ------------     ------------     ------------     ------------     ------------
Income before income taxes................           20,783           21,623           17,480           14,762           11,624
Provision for income taxes................            6,724            7,184            5,804            4,154            3,509
                                               ------------     ------------     ------------     ------------     ------------
Net income................................     $     14,059     $     14,439     $     11,676     $     10,608     $      8,115
                                               ============     ============     ============     ============     ============
Per share data:
   Basic earnings per share...............     $       1.00     $       1.06     $       0.87     $       0.81     $       0.65
   Diluted earnings per share.............     $       0.96     $       1.01     $       0.85     $       0.79     $       0.64
   Cash dividends.........................     $       0.21     $       0.17     $       0.14     $       0.14     $       0.12
   Period end book value..................     $       8.23     $       7.29     $       6.29     $       5.52     $       4.59
   Average common equivalent shares
      outstanding.........................       14,676,144       14,273,233       13,761,103       13,392,761       12,752,760

Total assets..............................     $  1,255,423     $  1,117,826     $    940,297     $    766,658     $    645,602
Total deposits............................     $  1,108,457     $    958,482     $    806,300     $    664,385     $    553,719
Total long-term borrowings................     $     20,260     $     22,446     $     28,583     $     10,188     $     10,046
Net loans.................................     $    849,599     $    766,491     $    711,374     $    512,599     $    415,405
Stockholders' equity......................     $    117,225     $    101,140     $     85,381     $     72,660     $     60,130
Financial ratios:
   Return on average assets...............             1.21%            1.43%            1.39%            1.51%            1.33%
   Return on average equity...............            12.97%           15.75%           14.93%           16.33%           14.72%
   Average equity to assets...............             9.30%            9.10%            9.29%            9.22%            9.02%
   Dividend payout ratio..................            21.14%           15.97%           16.36%           16.83%           18.81%
   Efficiency ratio (1)...................            68.84%           62.77%           64.47%           65.86%           69.77%
   Net loans to assets....................            67.67%           68.57%           75.65%           66.86%           64.34%
   Yield on earning assets (1)............             9.16%            9.70%            9.99%           10.07%            9.26%
   Average rates paid.....................             4.16%            4.25%            4.22%            4.40%            3.24%
   Net interest spread (1)................             5.00%            5.45%            5.77%            5.67%            6.02%
   Net interest margin (1)................             5.79%            6.23%            6.54%            6.48%            6.70%
   Nonperforming assets to total assets...             0.46%            0.43%            0.28%            0.22%            0.13%
   Allowance for loan loss to total
     loans................................             1.44%            1.35%            1.18%            1.26%            1.40%
   Allowance for loan loss to
      nonperforming assets................           217.41%          218.50%          320.40%          397.32%          671.93%


(1) Interest earned in nontaxable securities has been computed on a 34% tax equivalent basis.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


FORWARD LOOKING STATEMENT DISCLOSURE

           In addition to historical information, this annual report contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA) This statement is included for the express purpose of availing Bancorp of the protections of the safe harbor provisions of the PSLRA. The forward looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such a material difference include, but are not limited to, those discussed in this section of the report. In addition, the following items are among the factors that could cause actual results to differ materially from the forward looking statements in this report: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; new legislation; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect Management's analysis only as of the date of the statement. Bancorp undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents Bancorp files from time to time with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

           Years Ended December 31, 1998, 1997 and 1996.

           OVERVIEW. In both 1998 and 1996, Bancorp completed an acquisition transaction that extended its market into Washington and increased its market positioning. Bancorp's assets increased nearly 150 percent in the past three years from $517 million, (before these pooling transactions) at December 31, 1995, to $1.255 billion in assets at December 31, 1998. This rapid growth is attributable in nearly equal parts to these acquisitions and the Company's strong internal growth. During the past three years, net income has been impacted by certain nonrecurring costs associated with these acquisition transactions. In addition, in 1998, Bancorp began the process of consolidating its four banking companies into a single entity called West Coast Bank. The Company's 1998 financial results have been impacted by the related nonrecurring restructuring costs.

           Bancorp's net income for 1998 was $14.1 million, compared with $14.4 million in 1997 and $11.7 million in 1996. The Company's net income during 1998 was reduced by $1.1 million for charges associated with its acquisition of Centennial Holdings, Ltd. (CHL), WA. These charges were for conversion costs of $569,000 (pretax), and an increase in the provision for loan losses of $1.0 million (pretax) to bring the CHL's allowance for loan loss methodology in line with Bancorp practices. In addition, nonrecurring restructuring charges of $2.4 million ($3.8 million pretax) were incurred in 1998. The 1997 results were favorably impacted by a $1.095 million gain on sale of servicing rights offset by merger expenditures of $905,000. Net income in 1996 was impacted by $280,000 in merger-related expenditures from the acquisition of Vancouver Bancorp, WA.

           Bancorp's diluted earnings per share for the three years ended 1998 were $0.96, $1.01, and $0.85.

           Net interest income on a tax equivalent basis totaled $62.7 million for the year ended December 31, 1998, a 7.92% increase over $58.1 million for the same period in 1997, which was a 15.37% increase over 1996. Growth of noninterest income was due to increased customer bases and transaction volumes. Noninterest expenses increased primarily due to bank branch expansion, merger-related expenditures and reorganization and consolidation costs.

           NET INTEREST INCOME. During the years ended December 31, 1998, 1997 and 1996, average interest earning assets grew to $1.082 billion, from $931.6 million and $769.9 million, respectively. For the same periods, average interest bearing liabilities were $875.4 million, $758.6 million and $630.3 million, respectively. The percentage of interest earning assets to interest bearing liabilities increased to 123.61% in 1998 from 122.8% in 1997 and 122.16% in 1996. During the same periods Bancorp's net interest margins were 5.79%, 6.23% and 6.54%, respectively; the decreases in Bancorp's net interest margin and related yields or spreads are due mainly to a changing interest rate environment, increased pricing competition, a shift in some of its asset mix, and an increase of long-term funding sources. Given these factors, Bancorp expects there to be continued pressure on its net interest margins and spreads. Net interest income on a tax-equivalent basis increased $4.6 million, or 7.92%, to $62.7 million in 1998 from $58.1 million in 1997 and $50.3 million in 1996. The increased net interest income was caused mainly by earning assets growth. Average interest earning assets increased 16.15% in 1998 from 1997 and 20.99% in 1997 over 1996.

           Bancorp experienced a decrease in the net interest spread of 45 basis points in 1998 to 5.00% from 5.45% in 1997 which was down 32 basis points from 5.77% in 1996. The average yield earned on interest earning assets was 9.16% in 1998, 9.70% in 1997 and 9.99% in 1996. Average interest bearing liabilities increased $116.8 million, or 15.39%, to $875.4 million for the period ended December 31, 1998, from $758.6 million in 1997 and $630.3 million in 1996, while the average rates paid were 4.16%, 4.25%, and 4.22%, respectively. Bancorp's loan portfolio experienced growth in 1998 ending the year at $862.1 million, up $85.2 million from $776.9 million at December 31, 1997. Bancorp's deposit base grew to $1.108 billion at December 31, 1998, up $149.5 million or 15.6% from $958.5 million at the end of 1997. Bancorp also had a shift in its asset mix from the loan portfolio to investment securities during 1998; in general, Bancorp's investment securities have shorter maturities and yield lower interest rate returns than those associated with the loan portfolio.

           ANALYSIS OF NET INTEREST INCOME. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

                                                 Year Ended December 31,                   Increase                     Change
                                          -------------------------------------    -----------------------     --------------------
(Dollars in thousands)                        1998         1997         1996          98-97        97-96         98-97       97-96
----------------------                    -----------   ----------   ----------    ----------   ----------     --------     -------
Interest and fee income(1)..............  $    99,108   $   90,340   $   76,937    $    8,768   $   13,403       9.71%       17.42%
Interest expense........................  $    36,431   $   32,262   $   26,596    $    4,169   $    5,667      12.92%       21.31%
Net interest income(1)..................  $    62,677   $   58,078   $   50,341    $    4,599   $    7,736       7.92%       15.37%
                                          -----------   ----------   ----------    ----------   ----------     ------       ------

Average interest earning assets.........  $ 1,082,035   $  931,578   $  769,934    $  150,457   $  161,644      16.15%       20.99%
Average interest bearing liabilities....  $   875,368   $  758,614   $  630,277    $  116,754   $  128,337      15.39%       20.36%
Average interest earning assets/
   interest bearing liabilities ........       123.61%      122.80%      122.16%         0.81         0.64
Average yields earned(1) ...............         9.16%        9.70%        9.99%        (0.54)       (0.29)
Average rates paid......................         4.16%        4.25%        4.22%        (0.09)        0.03
Net interest spread(1)..................         5.00%        5.45%        5.77%        (0.45)       (0.32)
Net interest margin(1)..................         5.79%        6.23%        6.54%        (0.44)       (0.31)

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

           Average Balances and Average Rates Earned and Paid. The following table sets forth, for the periods indicated, information with regard to (1) average balances of assets and liabilities, (2) the total dollar amounts of interest income on interest earning assets and interest expense on interest bearing liabilities, (3) resulting yields or costs, (4) net interest income, and
(5) net interest spread. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Loan fees are recognized as income using the interest method over the life of the loan.


(Dollars in thousands)                                  1998                                 1997
 --------------------                    -------------------------------------------------------------------
                                           Average    Interest               Average     Interest
                                         Outstanding   Earned/    Yield/   Outstanding    Earned/     Yield/
                                           Balance      Paid     Rate(1)     Balance       Paid      Rate(1)
                                          ----------  -------    -------   -----------   --------    -------
ASSETS:
  Interest earning balances
    due from banks.............           $   31,178  $ 1,575     5.05%    $   29,195     $ 1,624      5.56%
  Federal funds sold...........                7,667      422     5.50          1,026          53      5.15
  Taxable securities...........              138,387    8,896     6.43        104,375       6,833      6.55
  Nontaxable securities(2).....               77,536    6,044     7.80         43,231       3,751      8.68
  Loans, including fees(3).....              827,267   82,171     9.93        753,721      78,079     10.36
                                          ----------  -------              ----------     -------
    Total interest earning
     assets....................            1,082,035   99,108     9.16%       931,548      90,340      9.70%

  Allowance for loan loss......              (11,971)                          (9,474)
  Premises and equipment.......               29,273                           26,327
  Other assets.................               66,625                           58,461
                                          ----------                       ----------
    Total assets...............           $1,165,962                       $1,006,862
                                          ==========                       ==========

LIABILITIES AND
SHAREHOLDERS'  EQUITY:

EQUITY:
  Savings and interest
    bearing demand deposits....           $  514,287  $16,460     3.20%    $  455,882     $16,382      3.59%
  Certificates of deposit......              322,671   17,798     5.52        272,242      14,075      5.17
  Short-term borrowings........                7,081      359     5.08          7,943         527      6.63
  Long-term borrowings.........               31,329    1,814     5.79         22,547       1,278      5.67
                                          ----------  -------              ----------     -------
    Total interest bearing
      liabilities..............              875,368   36,431     4.16%       758,614      32,262      4.25%
  Demand deposits..............              175,688                          147,770
  Other liabilities............                6,474                            8,822
                                          ----------                       ----------
    Total liabilities..........            1,057,530                          915,206
  Shareholders' equity.........              108,432                           91,656
                                          ----------                       ----------
    Total liabilities and
      shareholders' equity.....           $1,165,962                       $1,006,862
                                          ==========                       ==========
  Net interest income..........                       $62,677                             $58,078
                                                      =======                             =======
  Net interest spread..........                                   5.00%                                5.45%
                                                                  ====                                 ====


(Dollars in thousands)                                    1996
 --------------------                 ----------------------------------------
                                            Average      Interest
                                          Outstanding     Earned/     Yield/
                                            Balance        Paid       Rate(1)
                                          -----------    ---------   -------
ASSETS:
  Interest earning balances
    due from banks.............             $  10,277    $   542       5.28%
  Federal funds sold...........                 6,719        408       6.07
  Taxable securities...........                84,260      5,454       6.38
  Nontaxable securities(2).....                44,410      3,974       8.95
  Loans, including fees(3).....               624,268     66,559      10.66
                                            ---------    -------
    Total interest earning
     assets....................               769,934     76,937       9.99%

  Allowance for loan loss......                (7,112)
  Premises and equipment.......                24,890
  Other assets.................                51,074
                                            ---------
    Total assets...............             $ 838,786
                                            =========

LIABILITIES AND
SHAREHOLDERS'  EQUITY:

EQUITY:
  Savings and interest
    bearing demand deposits....             $ 380,198    $13,265       3.49%
  Certificates of deposit......               223,379     11,642       5.21
  Short-term borrowings........                13,828        799       5.77
  Long-term borrowings.........                12,872        890       6.92
                                            ---------    -------
    Total interest bearing
      liabilities..............               630,277     26,596       4.22%
  Demand deposits..............               124,851
  Other liabilities............                 6,664
                                            ---------
    Total liabilities..........               761,792
  Shareholders' equity.........                76,994
                                            ---------
    Total liabilities and
      shareholders' equity.....             $ 838,786
                                            =========
  Net interest income..........                          $50,341
                                                         =======
  Net interest spread..........                                        5.77%
                                                                       ====


(1) Yield/rate calculations have been based on more detailed information than presented and therefore may not recompute exactly due to rounding.

(2) Interest earned on nontaxable securities has been computed on a 34 percent tax equivalent basis.

(3)     Includes balances for loans held for sale.

           Analysis of Change in Interest Differential. The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes not due solely to volume or rate are allocated to rate and changes due to new product lines are allocated to volume.

                                                                        Year Ended December 31,
                                          ------------------------------------------------------------------------------------
                                                     1998 versus 1997                             1997 versus 1996
                                          ---------------------------------------      ---------------------------------------
                                                                          Total                                        Total
                                            Increase (Decrease)         Increase         Increase (Decrease)         Increase
                                                   Due to              (Decrease)               Due to              (Decrease)
                                          ------------------------     ----------      ------------------------     ----------
(Dollars in thousands)                     Volume          Rate                         Volume          Rate
----------------------                    ---------      ---------                     ---------      ---------
Interest income:
Interest earning balances due
  from banks...........................   $     110      $    (159)     $     (49)     $     998      $      84      $   1,082
Federal funds sold.....................         343             26            369           (346)            (9)          (355)
Investment security income:
  Interest on taxable securities.......       2,227           (164)         2,063          1,302             77          1,379
  Interest on nontaxable
  securities (TEA)(1)..................       2,977           (684)         2,293           (106)          (117)          (223)
Loans, including fees on loans.........       7,615         (3,523)         4,092         13,805         (2,285)        11,520
                                          ---------      ---------      ---------      ---------      ---------      ---------
  Total interest income TEA(1).........      13,272         (4,504)         8,768         15,653         (2,250)        13,403

Interest expense:
Savings and interest bearing demand....       2,099         (2,021)            78          2,639            478          3,117
Certificates of deposit................       2,607          1,116          3,723          2,547           (114)         2,433
Short-term borrowings..................         (57)          (111)          (168)          (340)            68           (272)
Long-term borrowings...................         498             38            536            669           (281)           388
                                          ---------      ---------      ---------      ---------      ---------      ---------
  Total interest expense...............       5,147           (978)         4,169          5,515            151          5,666
                                          ---------      ---------      ---------      ---------      ---------      ---------
  Net interest spread(1)...............   $   8,125      $  (3,526)     $   4,599      $  10,138      $  (2,401)     $   7,737
                                          =========      =========      =========      =========      =========      =========

(1) Tax-exempt income has been adjusted to a tax-equivalent basis at a 34 percent rate.

           PROVISION FOR LOAN LOSSES. Bancorp recorded provisions for loan losses of $2,900,415, $3,936,000 and $2,570,987 for the years ended December 31, 1998, 1997 and 1996 respectively. Bancorp's provision was impacted during 1998 by a $1.0 million provision related to the CHL acquisition to bring the allowance for loan loss methodology in-line with Bancorp practices. During 1997 the provision was impacted by subsequent portfolio activity related to an acquisition previously made by CHL. CHL increased its provision in 1997 by $675,000, directly related to the loans acquired and recorded net charge-offs in 1997 including those related to the acquired loans of $1.3 million. The 1997 CHL net charge-offs were substantially higher than those experienced in 1996 of $487,000, prior to this acquisition. In total, Bancorp incurred net charge-offs of $898,000, $1,976,000, and $1,194,000, in 1998, 1997 and 1996 respectively.
The allowance for loan loss as a percentage of loan totals at December 31, 1998 and 1997 was 1.44% and 1.35% of total loans, respectively and Bancorp's allowance for loan losses represented 217.41% of its non-performing assets as of December 31, 1998, compared to 218.50% at December 31, 1997.

           NONINTEREST INCOME. Noninterest income for the year ended December 31, 1998 was $19 million up from $14.1 million in 1997 and $9.9 million in 1996. In 1998, gains on sales of loans increased $4 million to $6,362,308 from $2,383,000 in 1997, which was an increase from $1,220,769 reported in 1996. In 1998, Bancorp benefited from the low interest rate environment that increased significantly the refinance activity on loans sold into the secondary market. Service charges on deposit accounts, other service charges, commissions and fees, and trust revenues increased over the last three years, due to an increased customer base and transaction volumes serviced. Loan servicing fees have declined in recent years as the Bank has chosen not to add to this portfolio, but rather recognize added revenue on the initial sale of the loans. Other noninterest income fluctuated over the three year period with some non-recurring activity, and the growth of the company. During 1997 and 1996, Bancorp recognized gains on the sale of servicing rights of $1,659,420 and $269,107, respectively. During 1998 no such sale of servicing rights occurred. Net securities gains were $347,797 in 1998, with net losses in 1997 of $85,446 and net gains of $8,555 in 1996. Overall increases in noninterest income were due to increased market presence in existing and expanding markets.

           NONINTEREST EXPENSE. Noninterest expenses have increased during the last three years to $56.1 million in 1998 from $45.4 million in 1997 and $38.9 million in 1996. Increases in salaries, equipment, occupancy, communications, marketing, printing and office supplies, and other noninterest expenses have been caused mainly by Bancorp's expansion of its branch system and services and the costs associated with entering new markets. Bancorp's branch system grew to 40 office locations at the end of 1998 from 34 at the end of 1995. Bancorp intends to continue to grow through strategically placed offices in 1999 and beyond. In general, the opening of new branches results in higher costs for Bancorp, which are not offset until a certain level of growth in deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations, until earnings grow to cover overhead. Bancorp opened one new branch during 1998 and substantially completed the work on a second branch, which opened in January, 1999. At the end of 1998, Bancorp employed 652 full-time equivalent employees, compared to 645 in 1997 and 611 in 1996. Other increases in noninterest expense generally were caused by higher operating activity levels associated with Bancorp's internal growth. During 1998, Bancorp expensed $3.8 million related to the consolidation of its four separate commercial banks into one bank, see restructuring charge disclosure that follows. Readers are referred to management's "Forward Looking Statements Disclosure" in connection with this section.

RESTRUCTURING CHARGES

           The 1998 results have been impacted by one-time costs resulting from the consolidation of the company's affiliate banks into one entity, called West Coast Bank. The consolidation was completed on December 31, 1998, and new signs on the branch facilities are being installed in the first two months of 1999. Bancorp anticipates incurring approximately $5 million in aggregate costs for the consolidation, including costs related to a severance plan, signage, data conversions, marketing, regulatory and administrative costs. As of December 31, 1998, the company has expended $3.8 million related to the consolidation efforts and anticipates the remaining costs to be expensed as incurred in the first two quarters of 1999. Approximately 50% of the costs incurred to date are employee program and severance related, which were accrued for in the third quarter of 1998. The accruals are being charged as payments are made. As part of the restructure, the company has invested in new network computer systems and has therefore recorded a write-down during the fourth quarter of approximately $1.1 million related to the replaced equipment no longer in use. In addition, the company prepaid $20 million of its existing long-term debt that was required to meet certain liquidity requirements under its previous structure, but is not needed under the current single banking organization. The prepayment penalty of approximately $517,000 was incurred in the fourth quarter as part of the restructure charges.

                                                                           December 31, 1998
                                                                           -----------------
           Balance, accrued restructuring charges, beginning of period        $       --
           Provision for restructure charges                                   1,918,000
           Utilization:
                  Cash                                                           158,000
                  Noncash                                                             --
                                                                              ----------
                       Total Utilization                                         158,000
                                                                              ----------
           Balance, accrued restructuring charges, end of period              $1,760,000
                                                                              ==========

           Bancorp accrued $1.92 million in restructuring charges to cover anticipated costs of $1.73 million for the severance program and personnel related expenditures, with the remaining $188,000 for marketing and professional fees related to the restructuring. These amounts were incurred but not paid at the time the accrual was made. During 1998, $13,000 of the severance related program costs and $145,000 of the marketing and professional fees have been paid and charged against the accrual. As of December 31, 1998, Bancorp has an accrual for the restructuring charges of $1.76 million, of which $1.73 million is for severance and employee related costs and the remaining amount is for unpaid professional fees for work incurred.

           The company expects that the consolidation will save approximately $6 million annually, related to reductions in overhead. The cost savings will come from reductions in staff and related overhead, a simplified corporate structure, a reduced regulatory burden, and pricing and other synergies created by unified marketing efforts and name branding. As of year-end 1998, the company is on track with its plan and approximately 25% of the anticipated 100 staff related reductions have occurred. Plans are in place to continue to reduce staff levels to reach the desired goals. Certain of the companies operations are being consolidated into centralized locations during 1999 and additional staffing reductions will be realized following these changes. The company estimates that it has in place approximately 25% of the cost savings anticipated from the plan. The plan calls for two-thirds of the cost savings to be substantially achieved by the third quarter of 1999, with the remaining savings to be achieved early in the year 2000.

           Bancorp's liquidity has not been materially affected by cash outlays related to one-time restructuring charges. Bancorp does not anticipate that future restructuring charges will have a material effect on Bancorp's liquidity. Readers are referred to management's "Forward Looking Statements Disclosure" in connection with this section.

INCOME TAXES

           Income tax expense for 1998 was $6,724,375 or 32 percent of income before income taxes, 1997 was $7,183,673 or 33 percent of income before income taxes and 1996 was $5,803,407 or 33 percent of income before income taxes. Income tax expense has fluctuated over time due to state income tax credits and capitalization of certain merger related expenditures for income tax purposes, as well as changes in the income before income taxes of the company. It is anticipated that Bancorp's tax expense will increase in future years, both due to increased income before income taxes and a smaller percentage of Bancorp's income being generated from tax exempt items. Any future merger-related capitalized costs may also increase Bancorp's tax provisions. Readers are referred to management's "Forward Looking Statements Disclosure" in connection with this section.

LENDING AND CREDIT MANAGEMENT

           Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 67.67% of total assets as of December 31, 1998.

           Although the Bank strives to serve the credit needs of the service areas, the primary focus is on real estate related and commercial credits. The Bank makes substantially all its loans to customers located within its service areas. The Bank has no loans defined as highly leveraged transactions by the FRB.

           Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. Owing to the nature of the Bank's customer base and the growth experienced in the market areas served, real estate is frequently a material component of collateral for the Bank's loans. The expected source of repayment of these loans is generally the cash flow of the project, operations of the borrower's business or personal income. Risks associated with real estate loans include fluctuating land values, local economic conditions, changes in tax policies, and a concentration of loans within any one area.

           The Bank manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities.

                                                                Year Ended December 31,
                                    ------------------------------------------------------------------------------
                                             1998                         1997                        1996
                                             ----                         ----                        ----
(Dollars in thousands)                Amount       Percent        Amount       Percent       Amount        Percent
----------------------              ---------      -------      ---------      -------      ---------      -------
Commercial loans .............      $ 150,206       17.68%      $ 150,197       19.60%      $ 146,632       20.61%
Real estate construction .....        118,171       13.91         112,378       14.66          87,257       12.27
Real estate-mortgage .........        113,661       13.38         116,228       15.16         124,230       17.46
Real estate-commercial .......        414,169       48.75         323,320       42.18         274,048       38.52
Installment and other
  consumer ...................         65,845        7.75          74,819        9.76          87,698       12.33
                                    ---------                   ---------                   ---------
    Total loans ..............        862,052      101.47         776,942      101.36         719,865      101.19
Allowance for loan loss ......        (12,453)      (1.47)        (10,451)      (1.36)         (8,491)      (1.19)
                                    ---------      ------       ---------      ------       ---------      ------
    Total loans, net .........      $ 849,599      100.00%      $ 766,491      100.00%      $ 711,374      100.00%
                                    =========      ======       =========      ======       =========      ======

                                                   Year Ended December 31,
                                      --------------------------------------------------
                                                1995                        1994
                                                ----                        ----
(Dollars in thousands)                  Amount       Percent        Amount       Percent
----------------------                ---------      -------      ---------      -------
Commercial loans .............        $ 109,565       21.38%      $ 110,166       26.52%
Real estate construction .....           65,163       12.71          47,014       11.32
Real estate-mortgage .........           87,164       17.00          88,012       21.19
Real estate-commercial .......          193,035       37.66         134,531       32.38
Installment and other
  consumer ...................           64,234       12.53          41,531       10.00
                                      ---------                   ---------
    Total loans ..............          519,161      101.28         421,254      101.41
Allowance for loan loss ......           (6,562)      (1.28)         (5,849)      (1.41)
                                      ---------      ------       ---------      ------
    Total loans, net .........        $ 512,599      100.00%      $ 415,405      100.00%
                                      =========      ======       =========      ======


           The maturity distribution of selected categories of Bancorp's loan portfolio at December 31, 1998, and the interest sensitivity are estimated in the following table.

                                                                      Commercial               Real Estate
(Dollars in thousands)                                                   Loans                Construction                 Total
---------------------                                                ------------             ------------             ------------
Maturity distribution:
  Due within one year......................................          $    115,924             $    103,749             $    219,673
  Due after one through five years.........................                28,974                    9,753                   38,727
  Due after five years.....................................                 5,308                    4,669                    9,977
                                                                     ------------             ------------             ------------
    Total..................................................          $    150,206             $    118,171             $    268,377
                                                                     ============             ============             ============
Interest sensitivity:
  Fixed-interest rate loans................................          $     41,065             $     16,501             $     57,566
  Floating or adjustable interest rate loans(1)............               109,141                  101,670                  210,811
                                                                     ------------             ------------             ------------
    Total..................................................          $    150,206             $    118,171             $    268,377
                                                                     ============             ============             ============

(1) Some loans contain provisions which place maximum or minimum limits on interest rate charges.

           The following table presents information with respect to nonperforming assets.

                                                                              December 31,
                                              --------------------------------------------------------------------------
(Dollars in thousands)                           1998            1997            1996            1995            1994
----------------------                        ----------      ----------      ----------      ----------      ----------
Loans on nonaccrual status ..............     $    4,565      $    4,245      $    2,228      $    1,050      $      500
Loans past due 90 days or more but not on
  nonaccrual status .....................             42              44              97             296             180
Other real estate owned .................          1,121             494             324             306             190
                                              ----------      ----------      ----------      ----------      ----------
    Total nonperforming assets ..........     $    5,728      $    4,783      $    2,649      $    1,652      $      870
                                              ==========      ==========      ==========      ==========      ==========
Percentage of nonperforming assets to
  total assets ..........................           0.46%           0.43%           0.28%           0.22%           0.13%

Total assets ............................     $1,255,423      $1,117,826      $  940,297      $  766,658      $  645,602

           Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest is doubtful or when the principal or interest payment becomes 90 days past due. Increases in nonaccrual loans in recent years are due substantially from growth in Bancorp's loan portfolio. The nonaccrual loans consist of a number of loans in different categories and are largely secured. For such loans previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received. Interest income foregone on nonaccrual loans was approximately $434,000 at December 31, 1998.

           At December 31, 1998, there was no concentration of loans exceeding 10 percent of the total loans to a multiple number of borrowers engaged in a similar business. At December 31, 1998 and 1997 Bancorp had $4,628,000 and $0 of bankers acceptances, respectively.

           As of December 31, 1998, the Band had loans to persons serving as directors, officers, principal shareholders and their related interests. These loans were made substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Banks.


           Dollars in thousands                         December 31,
           --------------------                         -----------
                                                           1998
                                                         --------
           Balance, beginning of period ........         $ 12,678
           New loans an advances(1) ............           15,641
           Principal payments and payoffs(1)....           (8,446)
                                                         --------
           Balance, end of period ..............         $ 19,873
                                                         ========

(1) Included in new loans and advances and principal payments and payoffs is $7.1 million of consolidated and refinanced loans.

LOAN LOSS ALLOWANCE AND PROVISION

           Bancorp maintains a loan loss allowance to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include:

           --         The formula allowance

           -- Specific allowances for identified problem loans and portfolio segments and

           --         The unallocated allowance.

           Bancorp's allowance incorporates the results of measuring impaired loans as provided in: - Statement of financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and - SFAS No 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures concerning impaired loans.

           The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of those loans, pools of loans, or commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and other such pertinent data and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:

           -- Problem graded loan loss factors are obtained from four years of historical loss experience. Bancorp is exploring the utilization of a migration model to track historical loss experience.

           -- Pooled loan loss factors, not individually graded loans, are based on expected net charge-offs for one year. Pooled loans are loans and leases that are homogeneous in nature, such as consumer installment and residential mortgage loans.

           Specific allowances are established where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in excess of the amount determined by the application of the formula allowance.

           The unallocated allowance uses a more subjective method and considers such factors as the following:

           --         Existing general economic and business conditions
                      affecting our key lending areas,
           --         Credit quality trends, including trends in nonperforming
                      loans expected to result from existing conditions,
           --         Collateral values,
           --         Loan volumes and concentrations,
           --         Seasoning of the loan portfolio,
           --         Specific industry conditions within portfolio segments,
           --         Recent loss experience in particular segments of the
                      portfolio,
           --         Duration of the current business cycle,
           --         Bank regulatory examination results and
           --         Findings of our internal credit examiners.

           Executive credit management reviews these conditions quarterly in discussion with our senior credit officers. If any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the probable loss concerning this condition is reflected in the unallocated allowance.

           The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon any more recent information that has become available.

           Recently acquired loan portfolios are reviewed and an overall assessment is made using Bancorp's methodology as to the adequacy of the loan portfolios and any necessary adjustments to the allowance are made as they are identified. A detailed review of the acquired loan portfolio follows and Bancorp's loan grading system is then applied to the portfolio, any further adjustments to the allowance are recorded in the period they are identified.

                                                                                   December 31,
                                                  -----------------------------------------------------------------------------
(Dollars in thousands)                                  1998            1997            1996            1995            1994
----------------------                               ---------       ---------       ---------       ---------       ---------
Loans outstanding at end of period ............      $ 862,052       $ 776,942       $ 719,865       $ 519,161       $ 421,254
Average loans outstanding during the period....      $ 816,240       $ 751,284       $ 619,205       $ 483,129       $ 391,940

Allowance for loan loss, beginning of period...      $  10,451       $   8,491       $   6,562       $   5,849       $   5,145
Recoveries:
  Commercial ..................................            298             218             169              63             276
  Real estate .................................             47               5              11              --               2
  Installment and consumer ....................             63              52              76              24              73
                                                     ---------       ---------       ---------       ---------       ---------
  Total recoveries ............................      $     408       $     275       $     256       $      87       $     351
Loans charged off:
  Commercial ..................................            853           1,305             965             301             386
  Real estate .................................             39             204              62              19              24
  Installment and consumer ....................            414             742             423             254             128
                                                     ---------       ---------       ---------       ---------       ---------
  Total loans charged off .....................      $   1,306       $   2,251       $   1,450       $     574       $     538
                                                     ---------       ---------       ---------       ---------       ---------
Net loans charged off .........................           (898)         (1,976)         (1,194)           (487)           (187)
Reserves added through purchase acquisition....             --              --             552              --              --
Provision for loan loss .......................          2,900           3,936           2,571           1,200             891
                                                     ---------       ---------       ---------       ---------       ---------
Allowance for loan loss, end of period ........      $  12,453       $  10,451       $   8,491       $   6,562       $   5,849
                                                     =========       =========       =========       =========       =========

Ratio of net loans charged off to average
  loans outstanding ...........................            .11%            .26%            .19%            .10%            .05%

           At December 31, 1998, our allowance for loan loss was $12.4 million, or 1.44 percent of total loans, and 217.41 percent of total nonperforming assets, compared with an allowance for credit losses at December 31, 1997 or $10.5 million, or 1.35 percent of total loans, and 218.50 percent of total nonperforming assets.

           Bancorp, during its normal loan review procedures considers a loan to be impaired when it is probable that Bancorp will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is not considered to be impaired during a period of minimal delay (less than 90 days). Bancorp measures impaired loans based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Loans that are currently measured at fair value or at lower of cost or fair value, leases and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment are excluded. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position, that the borrower's financial condition is such that collection of principal is not probable.

           At December 31, 1998 and 1997, Bancorp's recorded investment in certain loans that were considered to be impaired were $4,423,000 and $4,091,000, respectively, all of which was classified as non-performing. Of these impaired loans, $555,000 and $702,000 had a related valuation allowance of $150,000 and $352,000, respectively, while $3,868,000 and $3,389,000 did not require a valuation allowance. The balance of the allowance for loan loss in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in certain impaired loans for the years ended December 31, 1998 and 1997 was approximately, $3,633,000 and $1,207,000, respectively. For the years ended December 31, 1998 and 1997, interest income recognized on impaired loans totaled $384,000 and $161,000, respectively, all of which was recognized on a cash basis.

           During the first quarter of 1998 Bancorp recorded a $1.0 million provision related to the CHL acquisition to bring the allowance for loan loss methodology in-line with Bancorp practices.

           At December 31, 1998, our allowance for credit losses was $12.4 million, consisting of a $11.3 million formula allowance, a $117,000 specific allowance and a $1.0 million unallocated allowance.

           During 1998, net loans charged off were $898,000, compared to $1,976,000 during 1997. During 1997, charge-offs were impacted by subsequent portfolio activity related to an acquisition by CHL. CHL increased its provision in 1997 by $675,000, directly related to the loans acquired and recorded net charge-offs in 1997 including those related to the acquired loans of $1.3 million.

           The percentage of net loans charged off to average loans outstanding was 0.11 percent at December 31, 1998 which was down from 0.26 percent and 0.19 percent for the years ended December 31, 1997 and 1996, respectively. Charges of loans reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

           At December 31, 1998, the provision for loans loss exceeded the net loans charged off during the year, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

           There can be no assurance that the averse impact of any of these conditions on us will not be in excess of the range set forth above. Readers are referred to management's "Forward Looking Statement Disclosure" in connection with this section.

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

           Forecasting Bancorp's net interest income over the next 12 months using historical growth trends and the current interest rate environment, Bancorp would expect that continuation of the current flat interest rate yield curve would continue to exert pressure on Bancorp's net interest margin. A flat yield curve environment exists when there is a historically small difference between the short maturity end of the yield curve and the long maturity end of the yield curve. The average 3-month treasury bill yield in December 1998 was 4.50% compared to 5.06% on the 30-year treasury bill. The relatively small difference, in this case 56 basis points, constitutes a flat yield curve environment. This type of environment offers fewer opportunities to improve Bancorp's margin than when the yield curve is steeper, with a larger difference between the short and long ends of the yield curve.

            The following table presents an analysis of the approximate percent change in projected net interest income over a 12-month period along with the approximate change in the present value of equity relative to earnings in the current interest rate environment. All percent changes are compared to the current interest rate yield curve. The change in interest rates assumes an immediate, parallel and sustained shift in the interest rate yield curve. This table does not consider flattening or steepening yield curve effects.

                                                         Percent Change in                   Percent Change in
           Change in Interest Rates                     Net Interest Income               Present Value of Equity
           ------------------------                     -------------------               -----------------------
           -200 Basis Points                                   +1.63%                              +5.88%
           -100 Basis Points                                   +0.72%                              +3.11%
           +100 Basis Points                                   -1.05%                              -3.82%
           +200 Basis Points                                   -2.17%                              -7.32%

           Readers are referred to management's "Forward Looking Statement Disclosure" in connection with this section.

           As illustrated in the above table, Bancorp is currently slightly liability sensitive, meaning that interest bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, therefore, a significant increase in market rates of interest or a flattening interest rate yield curve could adversely affect net interest income. In contrast, a decreasing rate environment or a steepening interest rate curve may slightly improve Bancorp's margin. Further, the effects of a flattening yield curve could more adversely affect Bancorp's margin than any benefits received from a decreasing rate environment. Bancorp's attempts to limit its loss exposure through managing the repricing characteristics of its assets and liabilities. Bancorp has also placed increased emphasis on its non-interest revenue products to additionally stabilize earnings strength.

           It should be noted that the simulation model does not take into account future management actions that could be undertaken, if there were a change in actual market interest rates during the year. Also, certain assumptions are required to perform modeling simulations that may have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and future expected pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly due to external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Any merger activity will also have an impact on Bancorp's asset/liability position as new assets are acquired and added. The acquisition of Centennial Holdings, Ltd., during 1998, decreased Bancorp's liability sensitivity.

INTEREST RATE SENSITIVITY (GAP) TABLE

           The primary objective of Bancorp's asset/liability management is to maximize net interest income while maintaining acceptable levels of interest-rate sensitivity. The Company seeks to meet this objective through influencing the maturity and repricing characteristics of its assets and liabilities.

           The following table sets forth the estimated maturity and repricing and the resulting interest rate gap between interest earning assets and interest bearing liabilities at December 31, 1998. The amounts in the table are derived from internal data from the Bank based on maturities and next repricing dates including contractual repayments.

                                                                  Estimated Maturity or Repricing at December 31, 1998
                                                      ---------------------------------------------------------------------------
(Dollars in thousands)                                                                                 Due After
----------------------                                0-3 Months      4-12 Months      1-5 Years       Five Years        Total
                                                      ----------      ----------       ----------      ----------      ----------
Interest Earning Assets:
  Interest earning balances due from banks..........  $      569      $       --       $       --      $       --      $      569
  Investments available for sale(1)(2) .............      30,057          44,121          102,117          76,976         253,271
  Investments held to maturity......................          --                            1,805             891           2,696
  Loans held for sale...............................      15,973              --               --              --          15,973
  Loans, including fees.............................     335,925         170,198          306,625          49,304         862,052
                                                      ----------      ----------       ----------      ----------      ----------
    Total interest earning assets...................  $  382,524      $  214,319       $  410,547      $  127,171      $1,134,561
                                                      ==========      ==========       ==========      ==========
  Allowance for loan loss...........................                                                                      (12,453)
  Cash and due from banks...........................                                                                       80,923
  Other assets......................................                                                                       52,392
                                                                                                                       ----------
    Total assets....................................                                                                    1,255,423
                                                                                                                       ==========

Interest Bearing Liabilities:
  Savings and interest demand deposits(3)...........  $   62,665      $  189,599       $  306,948      $       --      $  559,212
  Certificates of deposit...........................     104,918         182,513           51,196           5,210         343,837
  Borrowings(2) ....................................         427           1,282           18,538              13          20,260
                                                      ----------      ----------       ----------      ----------      ----------
    Total interest bearing liabilities..............  $  168,010      $  373,394       $  376,682      $    5,223      $  923,309
                                                      ==========      ==========       ==========      ==========
  Other liabilities.................................                                                                      214,889
                                                                                                                       ----------
  Total liabilities.................................                                                                    1,138,198
  Shareholders' equity..............................                                                                      117,225
                                                                                                                       ----------
    Total liabilities & shareholders' equity........                                                                   $1,255,423
                                                                                                                       ==========

  Interest sensitivity gap..........................  $  214,514      $ (159,075)      $   33,865      $  121,948      $  211,252
  Cumulative interest sensitivity gap...............  $  214,514      $   55,439       $   89,304      $  211,252
  Cumulative interest sensitivity gap
    as a percentage of total assets.................          17%              4%               7%             17%

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

           Deposits are Bancorp's primary source of new funds. Total deposits were $1.108 billion at December 31, 1998, up from $958.5 million at December 31, 1997. Bancorp does not generally accept brokered deposits. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of a quality product. Increases over the period are due to marketing efforts, expansion, and new business development programs initiated by Bancorp.

           Management anticipates that Bancorp will continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, FHLB, and other borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition, customer management of cash resources due to the year 2000 and other factors. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will include Federal Funds purchased and borrowings from the FHLB.

CAPITAL RESOURCES

           The Federal Reserve Bank (FRB) and Federal Deposit Insurance Corporation (FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4 percent and a ratio of total capital to total risk-weighted assets of 8 percent or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3 percent. As of December 31, 1998, Bancorp and all of its subsidiary banks are considered "Well Capitalized" per the regulatory risk based capital guidelines.

           Shareholders' equity increased to $117.2 million at December 31, 1998 from $101.1 million at December 31, 1997 an increase of $16.1 million, or 15.90%, over that period of time. At December 31, 1998, Bancorp's shareholders' equity, as a percentage of total assets, was 9.34%, compared to 9.05% at December 31, 1997. The change was primarily a result of income recognition plus cash from the exercise of stock options and the change in net value of Bancorp's available for sale investment portfolio which in aggregate outpaced the growth of assets. In a rising interest rate environment, the value of Bancorp's available for sale portfolio will decline, thus negatively impacting equity. The opposite would occur in a falling rate environment. Equity grew at 15.90% over the period from December 31, 1997 to December 31, 1998, while assets grew by 12.31% over the same period.

           As the following table indicates, Bancorp currently exceeds the regulatory minimum capital ratio requirements.

                                                                                            December 31, 1998
                                                                                     ------------------------------
             (Dollars in thousands)                                                     Amount                Ratio
             ----------------------                                                  -----------             ------
             Tier 1 capital.................................................         $   111,562              11.54%
             Tier 1 capital minimum requirement.............................              38,670               4.00
                                                                                     -----------             ------
             Excess Tier 1 capital..........................................         $    72,892               7.54%
                                                                                     ===========             ======

             Total capital..................................................         $   123,647              12.79%
             Total capital minimum requirement..............................              77,340               8.00
                                                                                     -----------             ------
             Excess total capital...........................................         $    46,307               4.79%
                                                                                     ===========             ======

             Risk-adjusted assets...........................................         $   966,508
                                                                                     ===========
             Leverage ratio.................................................                                   9.13%
             Minimum leverage requirement...................................                                   3.00
                                                                                                             ------
             Excess leverage ratio..........................................                                   6.13%
                                                                                                             ======
             Adjusted total assets..........................................         $ 1,222,267
                                                                                     ===========

INVESTMENT PORTFOLIO

           The following table shows the amortized cost and fair value of Bancorp's investments.

(Dollars in thousands)                                   1998                       1997                        1996
---------------------                          -----------------------     -----------------------     -----------------------
                                               Amortized                   Amortized                   Amortized
Available for sale                                Cost      Fair Value       Cost       Fair Value       Cost       Fair Value
------------------                             --------     ----------     --------     ----------     ---------    ----------
U.S. Treasury securities ..................    $  5,999      $  6,065      $  9,540      $  9,572      $ 12,766      $ 12,775
U.S. Agency securities ....................      87,971        88,856        76,280        76,513        40,402        40,330
Obligations of state and political
  subdivisions ............................     103,445       107,689        61,718        63,822        35,483        37,144
Other Securities ..........................      50,103        50,661        41,097        41,283        27,539        27,317
                                               --------      --------      --------      --------      --------      --------
    Total .................................    $247,518      $253,271      $188,635      $191,190      $116,190      $117,566
                                               ========      ========      ========      ========      ========      ========


(Dollars in thousands)                            1998                        1997                       1996
----------------------                   -----------------------     -----------------------    ------------------------
                                         Amortized                   Amortized                  Amortized
Held to maturity                           Cost       Fair Value       Cost       Fair Value      Cost        Fair Value
----------------                         --------     ----------     --------     ----------    ---------     ----------
U.S. Treasury securities .........        $   --        $   --        $   --        $   --        $   --        $   --
U.S. Agency securities ...........            --            --            --            --            --            --
Obligations of state and political
  subdivisions ...................         2,696         2,909         2,987         3,046         3,293         3,325
Other Securities .................            --            --            --            --            --            --
                                          ------        ------        ------        ------        ------        ------
    Total ........................        $2,696        $2,909        $2,987        $3,046        $3,293        $3,325
                                          ======        ======        ======        ======        ======        ======

           At December 31, 1998 the net unrealized gains on the investment portfolio was $5,966,000 representing 2.33% of the total portfolio. Management has no current plans to sell any of these securities that would result in a material impact on the results of operation.

The following table summarized the contractual maturities and weighted average yields of investment securities.

                                                                          After 5              Due
                                 One Year            One Thru             thru 10            after 10
(Dollars in thousands)           Or Less    Yield    5 Years    Yield      Years     Yield    Years     Yield      Total     Yield
---------------------            -------------------------------------------------------------------------------------------------
U.S. Treasury securities.....    $ 3,010    5.98%    $ 3,055    5.94%    $     --       --    $    --       --    $  6,065    5.96%
U.S. Agency securities.......     10,131    5.22%     29,909    5.95%      46,831     6.59%     1,985     6.17%     88,856    6.21%
Obligations of state and
  political subdivisions(1)..      2,431    8.92%     19,687    7.81%      52,184     7.45%    36,083     7.26%    110,385    7.48%
Other Securities(2)..........     14,533    7.13%     23,459    6.28%       9,322     6.28%     3,347     6.10%     50,661    6.51%
                                 -------             -------             --------             -------             --------
  Total(1)...................    $30,105    6.52%    $76,110    6.53%    $108,337     6.98%   $41,415     7.11%   $255,967    6.81%
                                 =======             =======             ========             =======             ========

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

                                             1998                             1997                             1996
                               ------------------------------------------------------------------------------------------------
(Dollars in thousands)         Average Balance     Rate Paid   Average Balance       Rate Paid   Average Balance      Rate Paid
----------------------         ---------------     ---------   ---------------       ---------   ---------------      ---------
Demand ........................  $  175,688            --        $  147,770              --        $  124,851              --
Savings and interest
  bearing demand...............     514,287          3.20%          455,882            3.59%          380,198            3.49%
Certificates of deposit .......     322,671          5.52%          272,242            5.17%          223,379            5.21%
Short-term borrowings .........       7,081          5.08%            7,943            6.63%           13,828            5.77%
Long-term borrowings ..........      31,329          5.79%           22,547            5.67%           12,872            6.92%
                                 ----------                      ----------                        ----------
      Total deposits
        and borrowings.........  $1,051,056                      $  906,384                        $  755,128
                                 ==========                      ==========                        ==========

           As of December 31, 1998 time deposit liabilities are presented below at the earlier of the next repricing date or maturity.

                                                                           Time Deposits
                                                                       of $100,000 or More(1)         Other Time Deposits(2)
                                                                      -------------------------        ----------------------
(Dollars in thousands)                                                 Amount           Percent          Amount        Percent
--------------------                                                  --------          -------        ---------       ------
Reprice/mature in three months or less........................        $ 33,125           35.48%        $  64,571        25.78%
Reprice/mature after three months through six months..........          28,385           30.40            58,693        23.43
Reprice/mature after six months through one year..............          20,364           21.81            78,109        31.19
Reprice/mature after one year through five years..............          10,062           10.78            43,139        17.22
Reprice/mature after five years...............................           1,435            1.53             5,953         2.38
                                                                      --------          ------         ---------       ------
      Total...................................................        $ 93,371          100.00%        $ 250,465       100.00%
                                                                      ========          ======         =========       ======

(1) Time deposits of $100,000 or more represent 8.42% of total deposits as of December 31, 1998.

(2) All other time deposits represent 22.60% of total deposits as of December 31, 1998.

           As of December 31, 1998 other borrowings had the following times remaining to maturity.

                                               Due after
                                  Due in         three        Due after
                                   three         months       one year
                                  months        through       through       Due after
(Dollars in thousands)            or less       one year     five years     five years       Total
----------------------            -------       --------     ----------     ----------       -----
Short-term borrowings .....       $    --       $    --       $    --       $      --       $    --
Long-term borrowings ......           393         1,179        18,688              --        20,260
                                  -------       -------       -------       ---------       -------
      Total borrowings ....       $   393       $ 1,179       $18,688       $      --       $20,260

(1) Based on contractual maturities, and may vary based on possible call dates.


YEAR 2000 ISSUES

           INTRODUCTION. The year 2000 creates challenges with respect to the automated systems used by financial institutions and other companies. Many software programs are not able to recognize the year 2000, since most programs and systems were designed to store calendar years in the 1900s by assuming the "19" and storing only the last two digits of the year. For example, these automated systems would recognize a year stored as "00" as the year "1900," rather than as the year 2000. If these automated systems are not appropriately re-coded, updated, or replaced before the year 2000, they will likely confuse data, crash, or fail in some manner. In addition, many software programs and automated systems will fail to recognize the year 2000 as a leap year. The problem is not limited to computer systems. Year 2000 issues will potentially affect every system that has an embedded microchip, such as automated teller machines, elevators, and vaults.

           These challenges are especially problematic for financial institutions, since many transactions, such as interest accruals and payments, are date sensitive. The operations of third parties with whom Bancorp does business, including the Company's vendors, suppliers, utility companies, and customers, may also be affected.

           THE COMPANY'S STATE OF READINESS. The Company is committed to addressing these year 2000 challenges in a prompt and responsible manner and has dedicated resources to do so. Management has completed an assessment of its automated systems and has implemented a plan to resolve these issues, including purchasing appropriate computer technology. The Company's year 2000 compliance plan ("Y2K Plan") has five phases. These phases are (1) project management, (2) awareness, (3) assessment, (4) testing, and (5) renovation and implementation. The Company has substantially completed phases one through four, although appropriate follow-up activities are continuing to occur, and the Company is currently focusing on the fifth phase of the Y2K Plan.

           PROJECT MANAGEMENT. The Company's Chief Information Officer has primary responsibility for year 2000 project management. The Company has also formed a year 2000 compliance committee, consisting of appropriate representatives from its critical operational areas, to assist the Chief Information Officer in implementing the Y2K Plan. In addition, the Company's board of directors is provided with quarterly reports, in order to assist them in overseeing the Company's year 2000 readiness.

           AWARENESS. The Company has completed several projects designed to promote awareness of year 2000 issues throughout our organization and our customer base. These projects include mailing information brochures to deposit and loan customers, providing training for lending officers and other staff, assigning a compliance officer to answer customer questions, responding to vendor, customer, and shareholder inquiries, and providing year 2000 information and progress updates on the Company's web site.

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

           The Company's lending personnel have examined its current loan portfolios and identified our key business customers. The Company has contacted these customers and requested information regarding their preparation for the year 2000. The Company then assessed the responses received to identify the risk of loan defaults due to the effects of the year 2000 on the businesses of key business customers. The Company is continuing to follow-up as appropriate in order to identify events that may increase the assessed risk. For example, the Company is monitoring on a quarterly basis those business borrowers who appear to have higher risk than others with respect to year 2000 issues. In addition, the Company will continue to assess new loan applicants for year 2000 risks. For more information see below, under "The Risks of the Company's Year 2000 Issues."

           TESTING. Updating and testing of the Company's mission-critical automated systems continues. During the first round of testing, all mission-critical systems were tested to verify that dates in the year 2000 are being appropriately recognized and processed, and the Company found no material year 2000 compliance issues that could not be remedied before the year 2000. In order to verify results, a second round of testing is currently underway using an alternative testing methodology. This second round of testing is expected to be substantially complete by mid-April of 1999. The Company plans to conduct a final round of testing on its mission-critical automated systems during the fourth quarter of 1999.

           RENOVATION AND IMPLEMENTATION. This phase involves obtaining and implementing renovated software applications provided by our vendors. As these applications are received and implemented, the Company will test them for year 2000 compliance. This phase also involves upgrading and replacing mission-critical automated systems where appropriate and will continue throughout 1999. Although the Company expects this phase to be substantially complete by early in the fourth quarter of 1999, with a final round of testing to follow in 1999, additional follow-up activities may take place in the year 2000 and beyond.

           ESTIMATED COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. The total financial effect of these year 2000 challenges on the Company cannot be predicted with certainty at this time. In fact, in spite of all efforts being made to rectify these problems, the success of these efforts cannot be predicted until the year 2000 actually arrives. The Company will upgrade or replace certain automated systems before the year 2000; although some of these systems would have been replaced without regard to year 2000 issues, due to technology updates and Company expansion. The Company's estimated budget under its Y2K Plan is set forth in the table below(1). The costs below represented approximately 9% of the Company's information technology budget for 1998 and will represent about 10% of the 1999 information technology budget. The Company currently plans to continue to use normal operating funds for payment of its year 2000 expenses.

           Bancorp's estimated budget for year 2000 costs and expenses is as follows:

Item                                           1998           1999          Total
----                                         --------       --------       --------
Anticipated Personnel Costs ............     $100,000       $105,000       $205,000
Telephone Banking Equipment(2) .........       75,000             --         75,000
Personal Computers(2) ..................       29,500        117,500        147,000
ATM Upgrades ...........................           --         25,000         25,000
Third Party Consulting(3) ..............       30,000         35,000         65,000
                                             --------       --------       --------
Total ..................................     $234,500       $282,500       $517,000
                                             ========       ========       ========

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

(3) Bancorp engaged a consulting firm to write a comprehensive testing plan for the Company in 1998. Expenses for 1999 relate to costs associated with proxy testing of certain systems and consulting Bancorp may seek to review and audit the Company's year 2000 compliance progress.

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

           THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The year 2000 presents certain risks to the Company and its operations. Some of these risks are present because the Company purchases technology applications from other parties who face year 2000 challenges. Other of these risks are inherent in the business of banking or are risks faced by many companies with stock traded on a national stock exchange. Although it is impossible to identify every possible risk that the Company may face moving into the millennium, Management has to date identified the following potential risks:

1. Commercial banks, such as the Bank, may experience a contraction in their deposit base, if a significant amount of deposited funds are withdrawn by customers prior to the year 2000, and interest rates may increase in the latter part of 1999. This potential deposit contraction could make it necessary for the Bank to change its sources of funding and could materially impact future earnings. The Company has incorporated a contingency plan for addressing this situation, should it occur, into its asset and liability management strategies. This plan includes maintaining the ability to borrow funds in an amount at least equal to 50% of the Company's allowed borrowing from the Federal Home Loan Bank of Seattle. Significant demand for funds by other banks could reduce the amount of funds available for the Company to borrow. If insufficient funds are available from a Federal Home Loan Bank or other correspondents, the Company may also sell investment securities or other liquid assets to meet liquidity needs. Despite these efforts, a significant deposit contraction could materially impact the Company's earnings or future operations, particularly if funds availability at the Federal Home Loan Bank is impaired or higher interest rates for the Bank's funding sources lead to a decrease in the Company's net interest margin.

2.         The Bank lends significant amounts to businesses in its market areas.
           If these businesses are adversely affected by year 2000 issues, their ability to repay loans could be impaired. This increased credit risk could affect the Company's financial performance. Management is currently monitoring the year 2000 compliance efforts of its significant business loan customers as described above under the "Assessment" segment of the "Introduction." In 1998, management found the Company's loan loss reserves adequate to absorb potential losses from loan defaults due to year 2000 risks. However, as the Company continues to monitor risk in this area, it may increase loan loss reserves as appropriate in the future.

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

           THE COMPANY'S CONTINGENCY PLANS. In addition to the contingency plans described above under "The Risks of the Company's Year 2000 Issues," the Company is developing a Business Interruption Contingency Plan ("BIC Plan"). This BIC Plan is currently being finalized, and the Company expects to complete it by the end of the first quarter of 1999. The BIC Plan will contain information pertinent to maintaining the successful operation of each major business line of the Company as we transition from 1999 to 2000. Based on the Company's current assessment, it is anticipated that the BIC Plan will address such matters as (1) Company policies and procedures relating to staffing and employee resources during the critical time periods before and after the year 2000, (2) maintenance of external and internal communications, (3) plans for maintaining critical business operations, (4) steps for contingency plan implementation, (5) timelines or timing guidelines for contingency plan implementation, and (6) guidelines or procedures to be followed if it becomes necessary to implement a contingency plan with respect to a major business line. In addition, if the Company identifies a material problem with a mission-critical system, the Company will develop an appropriate contingency plan for operation or recovery, as possible and appropriate, should that system fail in the year 2000. Certain circumstances may occur for which there are no satisfactory contingency plans. For more information see above under "The Risks of the Company's Year 2000 Issues."

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

           The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

           Report of Independent Public Accountants..............................29
           Consolidated Balance Sheets...........................................30
           Consolidated Statements of Income.....................................31
           Consolidated Statements of Cash Flows.................................32
           Consolidated Statements of Stockholders' Equity.......................33
           Notes to Consolidated Financial Statements............................34

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of West Coast Bancorp:

           We have audited the accompanying consolidated balance sheets of West Coast Bancorp (an Oregon corporation) as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of West Coast Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 and 1996 financial statements of Centennial Holdings, Ltd., a company acquired during 1998 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in West Coast Bancorp's consolidated balance sheet as of December 31, 1997, and consolidated statements of income, changes in stockholders' equity and cash flows for the years ended December 31, 1997 and 1996 and reflect 24% of consolidated assets as of December 31, 1997, and 25% of consolidated interest revenues in both 1997 and 1996. These statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Centennial Holdings, Ltd., is based solely upon the report of the other auditors.

           We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

           In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of West Coast Bancorp as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.





ARTHUR ANDERSEN LLP

Portland, Oregon
January 26, 1999

                               WEST COAST BANCORP
                           CONSOLIDATED BALANCE SHEETS


Year ended December 31,                                                  1998                    1997
-----------------------                                             ---------------         ---------------
ASSETS
Cash and cash equivalents:
      Cash and due from banks ..............................        $    80,923,069         $    97,769,331
      Interest-bearing deposits in other banks .............                568,825               1,048,327
                                                                    ---------------         ---------------
           Total cash and cash equivalents .................             81,491,894              98,817,658
Investment securities:
      Investments available for sale .......................            253,271,239             191,189,957
      Investments held to maturity .........................              2,695,531               2,987,256
                                                                    ---------------         ---------------
           Total investment securities .....................            255,966,770             194,177,213

Loans held for sale ........................................             15,972,711              10,457,247
Loans ......................................................            862,052,215             776,941,389
Allowance for loan loss ....................................            (12,452,694)            (10,450,584)
                                                                    ---------------         ---------------
      Loans, net ...........................................            849,599,521             766,490,805
Premises and equipment, net ................................             29,689,405              27,850,076
Intangible assets ..........................................              2,727,564               3,157,300
Other assets ...............................................             19,975,557              16,875,428
                                                                    ---------------         ---------------
           Total assets ....................................        $ 1,255,423,422         $ 1,117,825,727
                                                                    ===============         ===============

               LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
      Demand ...............................................        $   205,408,337         $   162,567,731
      Savings and interest-bearing demand ..................            559,211,508             495,890,935
      Certificates of deposits .............................            343,837,191             300,022,929
                                                                    ---------------         ---------------
           Total deposits ..................................          1,108,457,036             958,481,595
Short-term borrowings:
       Federal funds purchased .............................                     --               4,500,000
       Other short-term borrowings .........................                     --              24,749,000
                                                                    ---------------         ---------------
                 Total short-term borrowings ...............                     --              29,249,000
Other liabilities ..........................................              9,481,233               6,509,140
Long-term borrowings .......................................             20,259,985              22,445,674
                                                                    ---------------         ---------------
           Total liabilities ...............................          1,138,198,254           1,016,685,409

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock: no par value, none issued;
      10,000,000 shares authorized
Common stock: no par value, 50,000,000 and 15,000,000 shares authorized respectively; shares issued and outstanding
      14,235,931 and 12,606,009 respectively ...............             17,794,914              15,757,511
Additional paid-in capital .................................             66,474,468              43,213,086
Retained earnings ..........................................             29,392,264              40,599,130
Net unrealized gains on investments available for sale .....              3,563,522               1,570,591
                                                                    ---------------         ---------------
           Total stockholders' equity ......................            117,225,168             101,140,318
                                                                    ---------------         ---------------
           Total liabilities and stockholders' equity ......        $ 1,255,423,422         $ 1,117,825,727
                                                                    ===============         ===============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                               WEST COAST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME


Year ended December 31,                                      1998                1997                 1996
-----------------------                                  ------------        ------------         ------------
INTEREST INCOME
Interest and fees and loans ......................       $ 82,171,277        $ 78,079,125         $ 66,559,294
Interest on taxable investment securities ........          8,895,706           6,832,807            5,453,524
Interest on nontaxable investment securities......          3,989,038           2,475,253            2,623,063
Interest from other banks ........................          1,574,710           1,624,468              542,400
Interest on federal funds sold ...................            422,007              52,895              407,822
                                                         ------------        ------------         ------------
      Total interest income ......................         97,052,738          89,064,548           75,586,103

INTEREST EXPENSE
Savings and interest-bearing demand ..............         16,458,978          16,382,717           13,264,438
Certificates of deposit ..........................         17,797,740          14,075,162           11,642,310
Short-term borrowings ............................            359,453             526,825              798,418
Long-term borrowings .............................          1,814,474           1,277,771              890,291
                                                         ------------        ------------         ------------
      Total interest expense .....................         36,430,645          32,262,475           26,595,457
                                                         ------------        ------------         ------------
NET INTEREST INCOME ..............................         60,622,093          56,802,073           48,990,646
PROVISION FOR LOAN LOSS ..........................          2,900,415           3,936,000            2,570,987
                                                         ------------        ------------         ------------
NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSS ....................         57,721,678          52,866,073           46,419,659

NONINTEREST INCOME
Gains on sales of loans ..........................          6,362,308           2,383,000            1,220,769
Service charges on deposit accounts...............          4,620,055           4,079,442            3,495,418
Other service charges, commissions and fees.......          3,872,843           3,141,490            1,928,843
Trust revenue ....................................          2,542,744           1,669,350            1,360,430
Loans servicing fees .............................            634,269             841,604            1,047,407
Gains on sale of servicing rights ................                 --           1,659,420              269,107
Other ............................................            779,270             461,113              544,721
Net gains (losses) on sales of securities ........            347,797             (85,446)               8,555
                                                         ------------        ------------         ------------
      Total noninterest income ...................         19,159,286          14,149,973            9,875,250

NONINTEREST EXPENSE
Salaries and employee benefits ...................         29,913,335          25,433,258           21,944,700
Equipment ........................................          5,318,072           4,731,711            3,287,668
Occupancy ........................................          3,234,296           3,097,089            3,060,484
Professional fees ................................          1,626,440           1,890,732            2,248,986
Communications ...................................          1,533,416           1,164,619
 ..................................................                                                     869,313
Marketing ........................................          1,379,151           1,307,028            1,075,035
Printing and office supplies .....................          1,334,724           1,225,094            1,221,418
Restructuring charges ............................          3,768,035                  --                   --
Other noninterest expense ........................          7,990,449           6,544,329            5,107,434
                                                         ------------        ------------         ------------
      Total noninterest expense ..................         56,097,918          45,393,860           38,815,038
                                                         ------------        ------------         ------------
INCOME BEFORE INCOME TAXES .......................         20,783,046          21,622,186           17,479,871
PROVISION FOR INCOME TAXES .......................          6,724,375           7,183,673            5,803,407
                                                         ------------        ------------         ------------
NET INCOME .......................................       $ 14,058,671        $ 14,438,513         $ 11,676,464
                                                         ============        ============         ============

      Basic earnings per share ...................       $       1.00        $       1.06         $       0.87
      Diluted earnings per share .................       $       0.96        $       1.01         $       0.85





THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                               WEST COAST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


Year ended December 31,                                                  1998                1997                1996
-----------------------                                              -------------       -------------       -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ......................................................    $  14,058,671       $  14,438,513       $  11,676,464
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization of premises and equipment ......        3,179,164           2,704,623           2,460,162
   Amortization of intangibles ..................................          429,736             405,298             309,465
   Net (gain) loss on sales of available for sale investments ...         (347,797)             85,446              (8,555)
   Provision for loan losses ....................................        2,900,415           3,936,000           2,570,987
   Increase in interest receivables .............................         (934,842)         (1,475,925)           (358,071)
   Increase in other assets .....................................       (2,165,287)         (1,159,870)           (757,108)
   Net cash used by loans held for sale .........................       (5,515,464)         (4,574,591)           (556,443)
   (Decrease) increase in interest payable ......................         (217,777)              5,496             354,692
   Increase (decrease) in other liabilities .....................        3,189,870          (3,585,624)          2,518,329
   Tax benefit associated with stock options ....................        1,792,926           1,078,354                  --
                                                                     -------------       -------------       -------------
   Net cash provided by operating activities ....................       16,369,615          11,857,720          18,209,922

CASH FLOWS FOR INVESTING ACTIVITIES
Proceeds from maturities of investment securities:
   Available for sale ...........................................       30,842,244          30,298,430          37,446,234
   Held to maturity .............................................          291,725             405,898           5,959,848
Proceeds from sales of investment securities available for sale..       12,548,867          29,628,309          20,081,081
Purchase of investment securities:
   Available for sale ...........................................     (103,131,665)       (132,908,127)        (37,975,869)
   Held to maturity .............................................               --            (100,000)           (249,964)
Loans made to customers greater than principal
   collected on loans ...........................................      (86,009,131)       (179,569,154)
 .................................................................                                              (59,052,632)
Capital expenditures, net .......................................       (5,018,493)         (4,546,261)         (3,605,372)
                                                                     -------------       -------------       -------------
   Net cash used in investing activities ........................     (150,476,453)       (136,274,383)       (157,913,196)

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase in demand, savings and interest-bearing
   transaction ..................................................      106,161,179         104,797,784          79,923,036
Net increase in proceeds from sales of certificates of deposits
   greater than payments for maturing time deposits .............       43,814,262          47,383,620          30,703,325
Proceeds from long-term borrowings ..............................       21,000,000          15,000,000          22,000,000
Payments on long-term borrowings ................................      (23,185,689)        (21,137,096)         (3,604,993)
Net (decrease) increase in short-term borrowings ................      (29,249,000)         19,305,261          (1,870,306)
Net proceeds from issuance of common stock ......................        2,255,284           1,832,680           1,013,344
Cash paid for acquisition of banking assets .....................               --            (805,092)           (887,473)
Redemption of common stock for stock repurchase plan ............       (1,029,030)                 --                  --
Dividends paid and cash paid for fractional shares ..............       (2,985,932)         (2,317,342)         (1,925,342)
                                                                     -------------       -------------       -------------
   Net cash provided by financing activities ....................    $ 116,781,074       $ 164,059,815       $ 125,351,591

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ............      (17,325,764)         39,643,152         (14,351,683)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................       98,817,658          59,174,506          73,526,189
                                                                     -------------       -------------       -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR ........................    $  81,491,894       $  98,817,658       $  59,174,506
                                                                     =============       =============       =============



  THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

                                                                                          Additional
                                                                Common Stock               Paid-In          Retained
                                                            Shares         Amount           Capital         Earnings
                                                          --------------------------------------------------------------
BALANCE, December 31, 1995.......................          7,319,954      $9,149,942      $43,152,911      $18,725,466

Comprehensive income:
  Net income.....................................                 --              --               --       11,676,464
  Other comprehensive income, net of tax:
    Net unrealized investment losses.............                 --              --               --               --
    Reclassification adjustments for
        gains included in net income.............                 --              --               --               --

  Other comprehensive income, net of tax.........                 --              --               --               --

Comprehensive income.............................

Cash dividends, $.14 per common share............                 --              --               --       (1,910,544)
Purchase of common stock pursuant
  to employee stock ownership plan...............              4,518           5,648           77,396               --
Acquisition of First American State Bank.........            228,792         285,990        2,458,747               --
Sale of common stock pursuant to option plans....             98,605         123,256          807,044               --
Stock split in the form of a 25% dividend........          1,333,585       1,666,981       (1,666,981)              --
Cash paid for fractional shares..................               (721)           (901)              --          (13,897)
                                                          ----------     -----------      -----------      -----------
BALANCE, December 31, 1996.......................          8,984,733      11,230,916       44,829,117       28,477,489

Comprehensive income:
  Net income.....................................                 --              --               --       14,438,513
  Other comprehensive income, net of tax:
    Net unrealized investment gains..............                 --              --               --               --
    Reclassification adjustments for
        losses included in net income............                 --              --               --               --

  Other comprehensive income, net of tax.........                 --              --               --               --

Comprehensive income.............................

Cash dividends, $.17 per common share............                 --              --               --       (2,305,154)
Sale of common stock pursuant to option plans....            270,324         337,905        2,046,123               --
Redemption of stock pursuant to options..........            (19,507)        (24,384)        (526,964)              --
Stock split in the form of a 50% dividend........          3,370,835       4,213,544       (4,213,544)              --
Cash paid for fractional shares..................               (376)           (470)              --          (11,718)
Tax benefit associated with stock options........                 --              --        1,078,354               --
                                                          ----------     -----------      -----------      -----------
BALANCE, December 31, 1997.......................         12,606,009      15,757,511       43,213,086       40,599,130

Comprehensive income:
  Net income.....................................                 --              --               --       14,058,671
  Other comprehensive income, net of tax:
    Net unrealized investment gains..............                 --              --               --               --
    Reclassification adjustments for gains
        included in net income...................                 --              --               --               --

  Other comprehensive income, net of tax.........                 --              --               --               --

Comprehensive income.............................

Cash dividends, $.21 per common share............                 --              --               --       (2,972,623)
Sale of common stock pursuant to option plans....            412,485         515,606        2,209,761               --
Redemption of stock pursuant to options..........            (23,422)        (29,278)        (440,805)              --
Common stock repurchased and retired.............            (50,000)        (62,500)        (966,530)              --
10 % stock dividend..............................          1,291,627       1,614,535       20,666,030      (22,280,565)
Cash paid for fractional shares..................               (768)           (960)              --          (12,349)
Tax benefit associated with stock options........                 --              --        1,792,926               --
                                                          ----------     -----------      -----------      -----------
BALANCE, December 31, 1998.......................         14,235,931     $17,794,914      $66,474,468      $29,392,264
                                                          ==========     ===========      ===========      ===========


                                                           Accumulated
                                                              Other
                                                          Comprehensive
                                                              Income          Total
                                                          ----------------------------
BALANCE, December 31, 1995.......................           $1,631,766     $72,660,085

Comprehensive income:
  Net income.....................................                   --      11,676,464
  Other comprehensive income, net of tax:
    Net unrealized investment losses.............                   --        (783,351)
    Reclassification adjustments for
        gains included in net income.............                   --          (5,273)
                                                                          ------------
  Other comprehensive income, net of tax.........             (788,624)       (788,624)
                                                                          ------------
Comprehensive income.............................                           10,887,840
                                                                          ============
Cash dividends, $.14 per common share............                   --      (1,910,544)
Purchase of common stock pursuant
  to employee stock ownership plan...............                   --          83,044
Acquisition of First American State Bank.........                   --       2,744,737
Sale of common stock pursuant to option plans....                   --         930,300
Stock split in the form of a 25% dividend........                   --              --
Cash paid for fractional shares..................                   --         (14,798)
                                                            ----------    ------------
BALANCE, December 31, 1996.......................              843,142      85,380,664

Comprehensive income:
  Net income.....................................                   --      14,438,513
  Other comprehensive income, net of tax:
    Net unrealized investment gains..............                   --         674,780
    Reclassification adjustments for
        losses included in net income............                   --          52,669
                                                                          ------------
  Other comprehensive income, net of tax.........              727,449         727,449
                                                                          ------------
Comprehensive income.............................                           15,165,962
                                                                          ============
Cash dividends, $.17 per common share............                   --      (2,305,154)
Sale of common stock pursuant to option plans....                   --       2,384,028
Redemption of stock pursuant to options..........                   --        (551,348)
Stock split in the form of a 50% dividend........                   --              --
Cash paid for fractional shares..................                   --         (12,188)
Tax benefit associated with stock options........                   --       1,078,354
                                                            ----------    ------------
BALANCE, December 31, 1997.......................            1,570,591     101,140,318

Comprehensive income:
  Net income.....................................                   --      14,058,671
  Other comprehensive income, net of tax:
    Net unrealized investment gains..............                   --       2,207,313
    Reclassification adjustments for gains
        included in net income...................                   --        (214,382)
                                                                          ------------
  Other comprehensive income, net of tax.........            1,992,931       1,992,931
                                                                          ------------
Comprehensive income.............................                           16,051,602
                                                                          ============
Cash dividends, $.21 per common share............                   --      (2,972,623)
Sale of common stock pursuant to option plans....                   --       2,725,367
Redemption of stock pursuant to options..........                   --        (470,083)
Common stock repurchased and retired.............                   --      (1,029,030)
10 % stock dividend..............................                   --              --
Cash paid for fractional shares..................                   --         (13,309)
Tax benefit associated with stock options........                   --       1,792,926
                                                            ----------    ------------
BALANCE, December 31, 1998.......................           $3,563,522    $117,225,168
                                                            ==========    ============



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS

                               WEST COAST BANCORP
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

           PRINCIPLES OF CONSOLIDATION. The accompanying consolidated financial statements include the accounts of West Coast Bancorp (Bancorp or the Company) which operates its wholly-owned subsidiaries, West Coast Bank, West Coast Trust, Centennial Funding Corporation and Totten, Inc. after elimination of intercompany transactions and balances.

           NATURE OF OPERATIONS. Bancorp operates 40 offices in western Oregon and Washington. The Bank's activities include the usual lending and deposit functions of commercial banks. West Coast Trust provides agency, trust and related services.

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

           ACCOUNTING CHANGES. In 1995, Bancorp adopted Statement of Financial Accounting Standard (SFAS) No. 122, "Accounting to Mortgage Servicing Rights," which requires recognition as separate assets rights to service mortgage loans for others, however those rights are acquired. It further requires the assessment of its capitalized mortgage servicing rights for impairment based on the fair value of those rights. Impairment should be recognized through a valuation allowance. This statement applies to financial statements for fiscal years beginning after December 15, 1995. The implementation of this statement did not have a material effect on Bancorp's reported financial position or net income in 1996.

           In 1995, Bancorp adopted SFAS No. 123, "Accounting for Stock-Based Compensation," which requires disclosures about stock-based compensation arrangements regardless of the method used to account for them. Bancorp has opted to continue to apply the accounting provisions of Opinion No. 25, and therefore discloses the difference between compensation cost included in net income and the related cost measured by the fair value based method defined by SFAS No. 123, including tax effects, that would have been recognized in the income statement if the fair value method had been used.

           In 1997, Bancorp adopted SFAS No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The implementation of this statement did not have a material effect on Bancorp's reported financial position or net income in 1997. EPS for 1996 was restated to conform with this statement.

           In 1998, Bancorp adopted SFAS No. 130, "Reporting Comprehensive Income." This statement established standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general purpose financial statements. This display is presented in the consolidated statement of equity and related notes.

           In 1998, Financial Accounting Standards Board issued SFAS NO. 133, "Accounting for Derivative Instruments and Hedging Activities," which Bancorp is required to adopt for years beginning after June 15, 1999. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Bancorp does not anticipate that the implementation of this statement will have a material effect on Bancorp's reported financial position or net income.

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

           OTHER BORROWINGS. Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short-term borrowed funds mature within one year from the transaction date. Other long-term borrowed funds extend beyond one year.

           INCOME TAXES. Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax bases of existing assets and liabilities are expected to be reported in Bancorp income tax returns. The deferred tax provision for the year is equal to the net change in the deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

           TRUST DEPARTMENT ASSETS. Assets (other than cash deposits) held by West Coast Trust in fiduciary or agency capacities for its trust customers are not included in the accompanying Consolidated Balance Sheets, since such items are not assets of West Coast Trust.

           SUPPLEMENTAL CASH FLOW INFORMATION. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Bancorp paid $36,648,000, $32,257,000, and $26,337,000, for interest in 1998, 1997, and 1996, respectively. Income taxes paid were $4,650,000, $7,987,000, and $5,218,000 in 1998, 1997, and 1996, respectively.

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

2.         BUSINESS COMBINATIONS

           On July 1, 1996, Bancorp acquired Vancouver Bancorp parent of Bank of Vancouver, headquartered in Vancouver, Washington. Shareholders of Vancouver Bancorp were issued 1,049,000 new shares of Bancorp common stock, and an additional 234,000 shares were reserved for options previously granted, providing for a total stock transaction valued at closing at $11.6 million. The transaction was accounted for as a pooling-of-interest under generally accepted accounting principles.

           On February 28, 1998, Bancorp acquired Centennial Holdings, Ltd.,
(CEB) of Olympia, Washington. Shareholders of Centennial Holdings were issued 2,657,000 new shares of Bancorp common stock, and an additional 148,000 shares were made available for options previously granted, providing for a total stock transaction valued at closing at $66 million. The transaction was accounted for as a pooling of interest under generally accepted accounting principles.

           The following data summarizes the results of operations of the previously separate companies for the periods 1997 and 1996 before the acquisition. Certain reclassifications of prior period components have been made to conform to current classifications and consistent presentations. Intercompany transactions have been eliminated from the data provided.

                                                                  1997                                   1996
                                                   -------------------------------------------------------------------------
(Dollars in thousands, except per share data)            CEB              Bancorp                CEB               Bancorp
---------------------------------------------      -------------       -------------        -------------       -------------
Interest income..................................  $      22,387       $      66,678        $      18,962       $      56,624
Interest expense.................................          8,315              23,947                6,762              19,834
                                                   -------------       -------------        -------------       -------------
      Net interest income........................         14,072              42,731               12,200              36,790
Provision for loan loss..........................          1,740               2,196                  396               2,175
Noninterest income...............................          4,329               9,821                2,019               7,856
Noninterest expense..............................         12,839              32,555               10,986              27,828
                                                   -------------       -------------        -------------       -------------
      Income before income taxes.................          3,822              17,801                2,837              14,643
Provision for income taxes.......................          1,249               5,935                  963               4,841
                                                   -------------       -------------        -------------       -------------
      Net income.................................  $       2,573       $      11,866        $       1,874       $       9,802
                                                   =============       =============        =============       =============

Assets........................................     $     267,875       $     849,951        $     227,954       $     712,343
Deposits.........................................  $     244,529       $     713,953        $     201,398       $     604,902
Equity...........................................  $      21,870       $      79,270        $      18,236       $      67,145

      On June 6, 1996 CEB acquired First American State Bank in a business combination accounted for as a purchase. First American was a full-service bank with two branches in Lewis County, and at the date of acquisition, had approximately $33 million of assets, $22 million of loans, $29 million of deposits, and stockholders' equity of $3.4 million. The results of operations of First American are included in the accompanying financial statements since the date of acquisition. The cost of the acquisition was $5.4 million, which exceeded the fair value of the net assets acquired by $1.8 million. The excess is being amortized on the straight-line basis over the estimated remaining lives of the underlying assets.

3.         CONSOLIDATION AND RESTRUCTURING CHARGES

      As of December 31, 1998, Bancorp completed its consolidation of its four separate banking affiliates into a single banking organization. During 1998, Bancorp accrued $1.92 million in restructuring charges to cover anticipated costs of $1.73 million for the severance program and personnel related expenditures, with the remaining $188,000 for marketing and professional fees related to the restructuring. These amounts were incurred but not paid at the time the accrual was made. During 1998, $13,000 of the severance related program costs and $145,000 of the marketing and professional fees have been paid and charged against the accrual. As of December 31, 1998, Bancorp has an accrual for the restructuring charges of $1.76 million, of which $1.73 million is for severance and employee related costs and the remaining amount is for unpaid professional fees for work incurred. The consolidation is expected to reduce employment by approximately 100 positions or 13% of Bancorp's total work force. The reductions are primarily comprised of administrative and back office positions. As of December 31, 1998, approximately 25% of the anticipated staff related reductions have occurred. Additionally, in connection with its restructuring plan, the company has invested in new network computer systems and has therefore recorded a write-down related to the replaced equipment no longer in use. The write-down of $1.1 million was incurred during 1998 and is included in the restructuring charge. During the year, the company also prepaid $20 million of its long-term debt that was required to meet certain liquidity needs of the individual banks under its previous structure, but was no longer required under the reorganized single bank structure. The prepayment penalty of $517,000 was incurred during 1998 and is included in the restructuring charge. Other costs related to the restructuring of approximately $300,000, primarily data conversion, marketing, regulatory and administrative, were paid during 1998 and included in restructuring costs. Total restructuring costs charged to expense during 1998 totaled $3.8 million.

4.         INVESTMENT SECURITIES

(Dollars in thousands)                                                             AVAILABLE FOR SALE
----------------------                                -------------------------------------------------------------------------
                                                         Amortized         Unrealized          Unrealized
1998                                                       Cost            Gross Gains        Gross Losses        Fair Value
----                                                  --------------     --------------      --------------      --------------
U.S. Treasury securities............................  $        5,999     $           66      $           --      $        6,065
U.S. Government agency securities...................          87,971                993                 108              88,856
Corporate securities................................          34,161                580                  59              34,682
Mortgage-backed securities..........................           6,480                 60                  23               6,517
Obligations of state and political
  subdivisions......................................         103,445              4,375                 131             107,689
Equity and other securities.........................           9,462                 --                  --               9,462
                                                      --------------     --------------      --------------      --------------
     Total..........................................  $      247,518     $        6,074      $          321      $      253,271
                                                      ==============     ==============      ==============      ==============

(Dollars in thousands)                                                              HELD TO MATURITY
----------------------                                -------------------------------------------------------------------------
                                                        Amortized          Unrealized          Unrealized
1998                                                      Cost             Gross Gains        Gross Losses         Fair Value
----                                                  --------------     --------------      --------------      --------------
Obligations of state and political
  subdivisions......................................  $        2,696     $          213      $           --      $        2,909
                                                      --------------     --------------      --------------      --------------
     Total..........................................  $        2,696     $          213      $           --      $        2,909
                                                      ==============     ==============      ==============      ==============

(Dollars in thousands)                                                           AVAILABLE FOR SALE
----------------------                                -------------------------------------------------------------------------
                                                        Amortized          Unrealized          Unrealized
1997                                                         Cost         Gross Gains         Gross Losses          Fair Value
----                                                  --------------     --------------      --------------      --------------
U.S. Treasury securities............................  $        9,540     $           35      $            3      $        9,572
U.S. Government agency securities...................          76,280                438                 205              76,513
Corporate securities................................          24,624                181                   3              24,802
Mortgage-backed securities..........................           8,450                 54                  61               8,443
Obligations of state and political
  subdivisions......................................          61,718              2,166                  62              63,822
Equity and other securities.........................           8,023                 15                  --               8,038
                                                      --------------     --------------      --------------      --------------
     Total..........................................  $      188,635     $        2,889      $          334      $      191,190
                                                      ==============     ==============      ==============      ==============

(Dollars in thousands)                                                            HELD TO MATURITY
----------------------                                -------------------------------------------------------------------------
                                                        Amortized          Unrealized          Unrealized
1997                                                      Cost             Gross Gains        Gross Losses         Fair Value
----                                                  --------------     --------------      --------------      --------------
Obligations of state and political subdivisions.....  $        2,987     $           62      $            3      $        3,046
                                                      --------------     --------------      --------------      --------------
     Total..........................................  $        2,987     $           62      $            3      $        3,046
                                                      ==============     ==============      ==============      ==============

           Gross gains of $357,226, $52,010, and $87,748 and gross losses of $9,429, $137,456, and $79,193, were realized on sales of investment securities in 1998, 1997, and 1996, respectively. Securities with a fair value of approximately $28,788,000 at December 31, 1998, were pledged to secure public deposits. No outstanding mortgage-backed securities were classified as high-risk at December 31, 1998.

5.    MATURITIES OF INVESTMENTS

                                                           AVAILABLE FOR SALE             HELD TO MATURITY
                                                       ---------------------------------------------------------
1998                                                   Amortized                      Amortized
----                                                     Cost         Fair Value         Cost         Fair Value
                                                       ---------------------------------------------------------
U.S Treasury securities
   One year or less ...........................        $  3,000        $  3,010        $     --        $     --
   One year through five years ................           2,999           3,055              --              --
   After five through ten years ...............              --              --              --              --
   Due after ten years ........................              --              --              --
                                                       --------        --------        --------        --------
        Total .................................           5,999           6,065              --              --

U.S. Government agency securities
   One year or less ...........................          10,116          10,131              --              --
   One year through five years ................          29,646          29,909              --              --
   After five through ten years ...............          46,210          46,831              --              --
   Due after ten years ........................           1,999           1,985              --              --
                                                       --------        --------        --------        --------
        Total .................................          87,971          88,856              --              --
Corporate Securities
   One year or less ...........................           5,057           5,072              --              --
   One year through five years ................          22,212          22,505              --              --
   After five through ten years ...............           6,892           7,105              --              --
   Due after ten years ........................              --              --              --
                                                       --------        --------        --------        --------
        Total .................................          34,161          34,682              --              --

Obligations of state and political subdivisions
   One year or less ...........................           2,196           2,226             205             208
   One year through five years ................          17,432          18,082           1,605           1,760
   After five through ten years ...............          49,313          51,535             649             689
   Due after ten years ........................          34,504          35,846             237             252
                                                       --------        --------        --------        --------
        Total .................................         103,445         107,689           2,696           2,909

        Sub-total .............................         231,576         237,292           2,696           2,909

Mortgage-backed securities ....................           6,480           6,517              --              --
Equity investments ............................           9,462           9,462              --              --
                                                       --------        --------        --------        --------
        Total securities ......................        $247,518        $253,271        $  2,696        $  2,909
                                                       ========        ========        ========        ========

6.         LOANS AND ALLOWANCE FOR LOAN LOSS

           The loan portfolio consists of the following:

                                              December 31,
                                      ---------------------------
                                        1998              1997
                                      ---------         ---------
Commercial loans ...............      $ 150,206         $ 150,197
Real estate - construction .....        118,171           112,378
Real estate - mortgage .........        113,661           116,228
Real estate - commercial .......        414,169           323,320
Installment and other consumer..         65,845            74,819
                                      ---------         ---------
      Total loans ..............        862,052           776,942
Allowance for loan loss ........        (12,453)          (10,451)
                                      ---------         ---------
      Total loans, net .........      $ 849,599         $ 766,491
                                      =========         =========

           The following is an analysis of the changes in the allowance for loan loss:

                                                           December 31,
                                            ------------------------------------------
                                              1998             1997             1996
                                            --------         --------         --------
Balance, beginning of period .........      $ 10,451         $  8,491         $  6,562
Provision for loan loss ..............         2,900            3,936            2,571
Reserves added through acquisition ...            --               --              552
Losses charged to the allowance ......        (1,306)          (2,251)          (1,450)
Recoveries credited to the allowance..           408              275              256
                                            --------         --------         --------
Balance, end of period ...............      $ 12,453         $ 10,451         $  8,491
                                            ========         ========         ========

           Loans on which the accrual of interest has been discontinued, amounted to approximately $4,565,000, $4,245,000, and $2,228,000, at December 31, 1998, 1997, and 1996, respectively. Interest income foregone on non-accrual loans was approximately $434,000, $432,000, and $333,000, in 1998, 1997, and
1996, respectively.

           At December 31, 1998 and 1997, Bancorp's recorded investment in certain loans that were considered to be impaired was $4,423,000 and $4,091,000, respectively, all of which was classified as non-performing. Of these impaired loans, $555,000 and $702,000 had a related valuation allowance of $150,000 and $352,000, respectively, while $3,868,000 and $3,389,000 did not require a valuation allowance. The balance of the allowance for loan loss in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in certain impaired loans for the years ended December 31, 1998 and 1997 was approximately, $3,633,000 and $1,207,000, respectively. For the years ended December 31, 1998 and 1997, interest income recognized on impaired loans totaled $384,000 and $161,000, respectively, all of which was recognized on a cash basis.

           As of December 31, 1998, 1997 and 1996, the Bank had loans to persons serving as directors, officers, principle shareholders and their related interests totaling $19,873,000, $12,678,000 and $8,799,000, respectively. These loans were made substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Banks.

           The Bank grants commercial and residential loans to customers primarily throughout Oregon and Washington. Although the Bank has a diversified loan portfolio, a substantial portion of the portfolio belongs to debtors whose ability to honor their contracts is dependent upon the economics of Oregon and/or Washington.

7.         PREMISES AND EQUIPMENT

           Premises and equipment consists of the following:


                                                            December 31,
                                                    ---------------------------
                                                      1998               1997
                                                    --------           --------
Land .....................................          $  4,599           $  4,599
Buildings and improvements ...............            20,525             19,925
Furniture and equipment ..................            21,485             17,083
Construction in progress .................               466              1,671
                                                    --------           --------
                                                      47,075             43,278
Accumulated depreciation .................           (17,386)           (15,428)
                                                    --------           --------
     Total ...............................          $ 29,689           $ 27,850
                                                    ========           ========



           Depreciation included in net occupancy and equipment expense amounted to $3,179,000, and $2,705,000 and $2,460,000 for the years ended December 31,
1998, 1997, and 1996, respectively.

8.         CERTIFICATES OF DEPOSIT

           Included in certificates of deposit are certificates in denominations of $100,000 or greater, totaling $93,371,000 and $75,155,000 at December 31,
1998 and 1997, respectively. Interest expense relating to certificates of deposits in denominations of $100,000 or greater was $3,731,000, 3,808,000, and $3,076,000 for the years ended December 31, 1998, 1997 and 1996, respectively.

9.         BORROWINGS

           Short-term borrowings generally consist of a Cash Management Account
(CMA) line of credit for overnight funding with the Federal Home Loan Bank
(FHLB), and Federal Funds Purchased overnight from correspondent banks. No short-term borrowings were outstanding at December 31, 1998.

           Long-term borrowings, as of December 31, 1998, consist of amortizing notes and putable advances with the FHLB totaling $20,259,985. Bancorp has two amortizing notes totaling $2,259,985, that have original terms of seven years and mature between April of 2000, and January of 2001. Rates on the amortizing notes range from 4.98% to 5.42%. Bancorp also has $18 million in putable advances from the FHLB. The putable advances have terms of five years with quarterly put options starting September 1999 with a final maturity in December 2003; rates on these advances range from 4.53% to 5.68%. Principal payments due on Bancorp's borrowings in 1999 are $1.6 million, in 2000 are $667,000, in 2001 are $22,000, and in 2002 are $18 million with no balances due thereafter.

10.        BALANCES WITH THE FEDERAL RESERVE BANK

           The Bank is required to maintain cash reserves or deposits with the Federal Reserve Bank equal to a percentage of reservable deposits. The average required reserves for the Bank was $2,676,000 during 1998.

11.        COMMITMENTS AND CONTINGENT LIABILITIES

           The Company leases land and office space under thirty leases, of which twenty-seven are long-term noncancellable operating leases that expire between 1999 and 2011. At the end of the respective lease terms, Bancorp may renew the leases at fair rental value. At December 31, 1998, minimum future lease payments under these leases and other operating leases were:

                         (Dollars in thousands)             Minimum Future
                                  Year                      Lease Payment
                 -----------------------------------        --------------
                 1999 ..............................           $1,231
                 2000 ..............................            1,158
                 2001 ..............................              913
                 2002 ..............................              688
                 2003 ..............................              517
                 Thereafter ........................            1,683
                                                               ------
                      Total ........................           $6,190
                                                               ======

           Rental expense for all operating leases was $1,201,000, 1,221,000, and $1,164,000, for the years ended December 31, 1998, 1997, and 1996, respectively.

12.        INCOME TAXES

           The provision for income taxes attributable to income for the last three years consisted of the following:


                                             Year ended December 31,
                                    -------------------------------------------
(Dollars in thousands)                1998              1997              1996
----------------------              -------           -------           -------
Current
  Federal ................          $ 6,866           $ 7,608           $ 5,243
  State ..................            1,148               624               871
                                    -------           -------           -------
                                      8,014             8,232             6,114
Deferred
  Federal ................           (1,105)             (982)             (247)
  State ..................             (185)              (66)              (63)
                                    -------           -------           -------
                                     (1,290)           (1,048)             (310)
Total
  Federal ................            5,761             6,626             4,996
  State ..................              963               558               808
                                    -------           -------           -------
      Total ..............          $ 6,724           $ 7,184           $ 5,804
                                    =======           =======           =======


           The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities for the last three years are presented below:


                                                    Year ended December 31,
                                                -------------------------------
(Dollars in thousands)                            1998        1997        1996
----------------------                          -------     -------     -------
Deferred tax assets:
  Allowance for loan loss .................     $ 4,079     $ 3,113     $ 2,301
  Deferred income .........................          34          93         173
  Net operating loss ......................          --          --          13
  Reorganization costs ....................          33          57          84
  Deferred employees benefits .............       1,268         486         364
  Other ...................................          --          30          60
                                                -------     -------     -------
      Total deferred tax assets ...........       5,414       3,779       2,995


Deferred tax liabilities:
  Accumulated depreciation ................         876         556         732
  Federal Home Loan Bank stock dividends ..       1,035         788         574
  Net unrealized gains on investments
      available for sale ..................       2,189         984         534
   Intangible assets ......................         662         780         871
   Mortgage servicing rights ..............          --          --         239
   Other ..................................          16         120          92
                                                -------     -------     -------
      Total deferred tax liabilities ......       4,778       3,228       3,042
                                                -------     -------     -------
  Net deferred tax assets/liabilities .....     $   636     $   551     $   (47)
                                                =======     =======     =======


           The financial tax rate of the provision for income taxes varies from the federal income tax statutory rate. The reasons for the variance are as follows:


                                                                    Year ended December 31,
                                                                ---------------------------------
(Dollars in thousands)                                           1998         1997          1996
----------------------                                          -------      -------      -------
Expected federal income tax provision at 34 percent .......     $ 7,066      $ 7,351      $ 5,943
State income tax, net of federal income tax effect ........         518          369          541
Interest on obligations of state and political subdivisions
  exempt from federal tax .................................      (1,192)        (756)        (799)
Other, net ................................................         332          220          119
                                                                -------      -------      -------
  Total ...................................................     $ 6,724      $ 7,184      $ 5,804
                                                                =======      =======      =======

13.        STOCKHOLDERS' EQUITY AND REGULATORY REQUIREMENTS

           Authorized capital of West Coast Bancorp includes 10,000,000 shares of Preferred Stock no par value, none of which were issued at December 31, 1998. During 1998, Bancorp increased its no par value common stock authorized shares from 15,000,000 shares to 50,000,000 shares. On September 25, 1998, the Board of Directors declared a 10 percent dividend payable to shareholders of record October 6, 1998. All share and per share amounts have been restated to retroactively reflect the stock dividend as well as all previous stock dividends and splits.

           In December 1998, Bancorp announced a stock repurchase program. Under the plan the company will buy up to 1.5 million shares of the company's common stock. The plan repurchases will be limited by the anticipated timing of stock option exercises as well as other parameters. The company intends to use existing funds and/or long-term borrowings to finance the repurchases. The repurchased common shares will be available for use under the company's existing stock option plans. As of December 31, 1998, 50,000 common shares had been repurchased for $1,029,000, an average purchase price of $20.58 per share.

           The Federal Reserve Board (FRB) and Federal Deposit Insurance Corporation (FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and its significant bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items. The FRB and FDIC risk based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk weighted assets of at least 4%, and a ratio of total capital to total risk weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total average assets less intangibles is required to be at least 3%. Well capitalized guidelines require banks and bank holding companies to maintain tier one capital of at least 6%, total risk based capital of at least 10% and a leverage ratio of at least 5%. Bancorp and its significant bank subsidiaries' capital components, classification, risk weightings and other factors are also subject to qualitative judgements by regulators. Failure to meet minimum capital requirements can initiate certain action by regulators that, if undertaken, could have a material effect on Bancorp's financial statements. As of December 31, 1998, Bancorp and its subsidiary bank are considered "Well Capitalized" under current risk based capital regulatory guidelines. Management believes that no events or changes in conditions have occurred which would significantly change Bancorp's capital position.

           The following table presents selected risk adjusted capital information as of December 31, 1998 and 1997:


                                                 1998                                                 1997
                            ----------------------------------------------      -----------------------------------------------
                                                          Amount Required                                     Amount Required
                                                            For Minimum                                         For Minimum
(Dollars in thousands)                 Actual             Capital Adequacy                 Actual              Capital Adequacy
-------------------------------------------------------------------------------------------------------------------------------
                             Amount              Ratio         Amount            Amount              Ratio         Amount
Tier 1 Capital
------------------------
West Coast Bancorp          $111,562             11.54%       $ 38,670          $ 97,161             11.38%       $ 34,151
West Coast Bank               99,797             10.33%         38,644            88,238             10.36%         34,069

Total Capital
------------------------
West Coast Bancorp          $123,647             12.79%       $ 77,340          $107,380             12.57%       $ 68,340
West Coast Bank              111,872             11.59%         77,220            98,213             11.53%         68,144

Leverage Ratio
------------------------
West Coast Bancorp          $111,562              9.13%       $ 36,658          $ 97,161              9.02%       $ 32,315
West Coast Bank               99,797              8.21%         36,467            88,238              8.18%         32,361

14.        EARNINGS PER SHARE

           The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

                                                                              Weighted
                                                                               Average                Per-Share
                                                    Net Income                  Shares                  Amount
                                                   ------------------------------------------------------------
                                                                       For the year ended 1998
                                                                       -----------------------
Basic earnings per share ...........               $14,058,671                14,115,564               $   1.00
Stock options ......................                                             560,580
Diluted earnings per share .........               $14,058,671                14,676,144               $   0.96


                                                                       For the year ended 1997
                                                                       -----------------------
Basic earnings per share ...........               $14,438,513                13,649,055               $   1.06
Stock options ......................                                             624,178
Diluted earnings per share .........               $14,438,513                14,273,233               $   1.01

                                                                       For the year ended 1996
                                                                       -----------------------
Basic earnings per share ...........               $11,676,464                13,370,255               $   0.87
Stock options ......................                                             390,848
Diluted earnings per share .........               $11,676,464                13,761,103               $   0.85


           Bancorp for the periods reported had no reconciling items between net income and income available to common shareholders.

15.        COMPREHENSIVE INCOME

           Bancorp adopted SFAS No. 130 "Reporting Comprehensive Income," in 1998 which established standards for reporting and displaying comprehensive income and its components. The following table displays the components of other comprehensive for the last three years:


                                                                                            Year ended December 31,
                                                                                   -------------------------------------
(Dollars in thousands)                                                               1998           1997           1996
----------------------                                                             -------        -------        -------
Unrealized gains on securities:
Unrealized holding gains (losses) arising during the period ..............         $ 3,412        $ 1,125        $(1,274)

Tax (expenses) benefit ...................................................          (1,205)          (450)           491
                                                                                   -------        -------        -------
Unrealized holdings gains (losses) arising during the period, after tax...           2,207            675           (783)
Less: Reclassification adjustment for gains (losses) realized in income
   tax (expenses) benefit ................................................             348            (85)             8
Less: Reclassification adjustment for gains (losses) realized after tax...            (134)            32             (3)
                                                                                   -------        -------        -------
Net unrealized gains (losses) ............................................             214            (53)             5
                                                                                   =======        =======        =======
Other comprehensive income (loss) ........................................         $ 1,993        $   728        $  (788)
                                                                                   =======        =======        =======

16.        EMPLOYEE BENEFIT PLANS

           During 1998, West Coast Bancorp employee benefits included a plan established under section 401(k) of the Internal Revenue Code for certain qualified employees (the 401(k) plan). Employee contributions up to 15 percent of salaries under the Internal Revenue Code guidelines, can be made under the 401(k) plan, of which Bancorp matches 50 percent of the employees' contributions up to a maximum of 6 percent of the employee's salary. Bancorp may also elect to make discretionary contributions to the plan. Employees vest immediately in their own contributions and earnings thereon and vest in Bancorp's contributions over five years of eligible service. As of December 31, 1998, Bancorp has merged acquired companies' plans into its own plan. Bancorp's expenses totaled $398,000, $603,000 and $331,000 for 1998, 1997, and 1996 respectively, of which
$0, $200,000, and $0, respectively, were discretionary.

           In 1996, Bancorp adopted a non-qualified Deferred Compensation Plan for Directors and a non-qualified Deferred Compensation Plan for Executive Officers (Deferred Compensation Plans) as supplemental benefit plans which permit directors and selected officers to elect to defer receipt of all or any portion of their future salary, bonus or directors' fees. In addition, the Deferred Compensation Plans restore benefits lost by employees under the 401(k) plan due to specified Internal Revenue Code restrictions on the maximum benefits that may be paid under those plans. All contributions are invested at the employees' direction among a variety of investment alternatives. Amounts contributed to these plans to restore benefits otherwise limited by the Code restrictions have been included in the 401(k) plan contribution expense reported in the previous paragraph.

           Bancorp's expenses related to retirement benefits with certain present and former employees, were $153,000, $206,000 and $207,000 for 1998, 1997 and 1996, respectively. Certain of these retirement benefits are directly or indirectly funded through the purchase of corporate owned life insurance policies. The recorded cash surrender value of these policies was $1,626,000 and $2,173,000 at December 31, 1998 and 1997, respectively.

           Prior to its acquisition, Centennial Holdings, LTD sponsored a non-contributory employee stock ownership plan (ESOP) that covered certain employees meeting eligibility requirements. The contributions to the ESOP were discretionary and were charged against compensation expense amounts were $176,000 and $50,000 in 1997 and 1996. Contributions were used to acquire Centennial Holdings, LTD common stock. The ESOP owned 194,292 and 189,895 shares at December 31, 1997 and 1996 respectively. During 1998 the ESOP assets were merged into Bancorp's 401(k) plan.

17.        STOCK OPTION PLANS

           Bancorp's stock option plans include the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (1991 Plan), the 1995 Directors Stock Option Plan (1995 Plan), the 1989 and 1985 Non-Qualified Stock Option Plans and the 1989 and 1985 Qualified Stock Option Plans (1985 and 1989 Plans). The 1991 Plan allows for a maximum number of shares available for grant not to exceed 2 percent of the shares of Bancorp's outstanding common stock on January 1st of each such year. The 1995 Plan authorizes the issuance of 660,000 shares of common stock. No additional grants may be made under the 1985 and 1989 Plans.

           Substantially all stock options have an exercise price that is not less than the fair market value of Bancorp's stock on the date the option were granted. The majority of the options previously granted under the 1991 and 1989 Plans are exercisable immediately following the effective date of the grant with certain options granted under the 1991 plan exercisable in one year. Certain options previously granted under the 1995 Plan are exercisable over 1 to 4 year periods. Substantially all options previously granted under the 1985 Plans become exercisable at a rate of 2 percent a month for 50 months, or equally over a four year period; all options previously issued under the 1985 plan were fully vested as of December 31, 1998.


                                                        1998                            1997                             1996
                                         1998          Weighted          1997          Weighted          1996          Weighted
                                        Common         Avg. Ex.         Common          Avg. Ex.         Common         Avg. Ex.
                                        Shares          Price           Shares           Price           Shares          Price
                                   -------------    -------------   -------------    -------------   -------------    -------------
Balance, beginning of year .....       1,444,766    $        8.14       1,448,193    $        6.47       1,253,424    $        5.75
   Granted .....................         248,397            20.63         331,928            14.66         358,653             9.01
   Exercised ...................        (444,762)            6.13        (312,814)            7.34        (148,959)            6.23
   Forfeited ...................         (63,124)           11.42         (22,541)            8.36         (14,925)            7.25
                                   -------------    -------------   -------------    -------------   -------------    -------------
Balance, end of year ...........       1,185,277    $       11.34       1,444,766    $        8.14       1,448,193    $        6.47
                                   =============    =============   =============    =============   =============    =============
Exercisable, end of year .......         943,973                        1,162,493                        1,244,933
Fair value of options granted...                    $        6.45                    $        7.32                    $        3.42

    As of December 31, 1998, outstanding stock options consist of the following:


     Exercise              Options            Weighted Avg.           Weighted Avg.           Options             Weighted Avg.
   Price Range          Outstanding          Exercise Price          Remaining Life          Exercisable         Exercise Price
-------------------------------------------------------------------------------------------------------------------------------
$ 2.09 -- $ 4.73           200,154            $      4.08                  4.04                200,154            $      4.08
  5.34 --   7.71           237,093                   6.64                  5.84                235,596                   6.65
  7.72 --   8.97           220,592                   8.85                  7.39                179,782                   8.85
  9.51 --  15.15           277,448                  14.20                  8.20                151,941                  14.50
$18.56 -- $22.95           249,990                  20.65                  9.57                176,500                  21.50
-------------------------------------------------------------------------------------------------------------------------------
Total                    1,185,277            $     11.34                  7.17                943,973            $     10.57

           Bancorp accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS Statement No. 123, Bancorp's net income and earnings per share would have been reduced to the following proforma amounts:


                                                            1998               1997              1996
                                                       --------------    --------------    --------------
Net income:                        As reported         $   14,058,671    $   14,438,513    $   11,676,464
                                   Proforma                12,339,613        13,613,968        10,391,299

Basic earnings per common share    As reported         $         1.00    $         1.06    $         0.87
                                   Proforma                      0.87              1.00              0.78
Diluted earnings per share         As reported                   0.96              1.01              0.85
                                   Proforma                      0.84              0.95              0.76

           The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the assumptions used in the fair value calculation:


                                       Non-Qualified Director Options                      Employee Options
                                  ----------------------------------------    -----------------------------------------
                                  1998              1997          1996           1998            1997          1996
                                  ----------------------------------------    -----------------------------------------
Risk Free interest rates          4.30%         6.36%-6.60%    6.48%-6.62%    4.30%-5.70%    5.73%-6.83%    6.23%-6.67%
Expected dividend                 1.05%               0.79%          1.32%          1.05%          0.79%          1.32%
Expected lives, in years             4                   5              5              4              6              6
Expected volatility                 41%                 43%            33%            41%            43%            33%


           Due to the discretionary nature of stock option grants, the compensation cost included in the 1998, 1997 and 1996 proforma net income per SFAS No. 123, may not be representative of that expected in future years.

18.        FAIR VALUES OF FINANCIAL INSTRUMENTS

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

           Deposit Liabilities - The fair value of demand deposits, savings accounts and other deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

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

18.        FAIR VALUES OF FINANCIAL INSTRUMENTS  (Continued)


           The estimated fair values of financial instruments at December 31, 1998 are as follows:


(Dollars in thousands)                 Carrying Value         Fair Value
----------------------                 --------------        -----------
FINANCIAL ASSETS
Cash and cash equivalents ........      $    81,492          $    81,492
Investment securities ............          255,967              256,180
      Loans ......................          878,025
      Allowance for loan losses...          (12,453)
                                        -----------
Net Loans ........................          865,572              885,324

FINANCIAL LIABILITIES
Deposits .........................      $ 1,108,457          $ 1,112,423
Short-term borrowings ............               --                   --
Long-term borrowings .............           20,260               20,458


           The estimated fair value of financial instruments at December 31, 1997 are as follows:


(Dollars in thousands)                Carrying Value       Fair Value
----------------------                --------------       ----------
FINANCIAL ASSETS
Cash and cash equivalents ........      $  98,818          $  98,818
Investment securities ............        194,177            194,236
      Loans ......................        787,399
      Allowance for loan losses...        (10,451)
                                        ---------
Net Loans ........................        776,948            785,200

FINANCIAL LIABILITIES
Deposits .........................      $ 958,482          $ 959,604
Short-term borrowings ............         29,249             29,249
Long-term borrowings .............         22,446             22,379

19.        FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

           The Bank has financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

           The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments.
Management does not anticipate any material loss as a result of these transactions.

                                                                                         Contract or
                                                                                        Notional Amount
                                                                                        ---------------
Financial instruments whose contract amounts represent credit risk:
      Commitments to extend credit
           Real estate secured for commercial construction or land development .....     $ 83,575,000
           Revolving open-end lines secured by 1-4 family residential properties....       20,924,000
           Credit card lines .......................................................       25,527,000
           Other ...................................................................      101,244,000
Standby letters of credit and financial guarantees .................................        2,917,000

           Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon, therefore the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

           Standby letters of credit are conditional commitments issued to guarantee a customer's performance or payment to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

20.        PARENT COMPANY ONLY FINANCIAL DATA

           The following sets forth the condensed financial information of West Coast Bancorp on a stand-alone basis:


                                                                Statement of Condition
                                                                  (Unconsolidated)
                                                                     December 31,
                                                              -------------------------
                                                                1998             1997
                                                              --------         --------
Assets
      Cash and due from the subsidiary banks ...........      $  1,587         $  2,076
      Advances to subsidiaries .........................         4,629              280
      Investment securities ............................            --                4
      Investment in the subsidiaries ...................       107,437           94,166
      Other assets .....................................         4,426            6,735
                                                              --------         --------
           Total assets ................................      $118,079         $103,261
                                                              ========         ========

Liabilities and stockholders' equity
      Balances due to subsidiaries .....................      $     18         $     --
      Short-term borrowings ............................            --               --
      Long-term borrowings .............................            --              425
      Other liabilities ................................           836            1,696
                                                              --------         --------
           Total liabilities ...........................           854            2,121
Stockholders' equity ...................................       117,225          101,140
                                                              --------         --------
           Total liabilities and stockholders' equity...      $118,079         $103,261
                                                              ========         ========

20.        PARENT COMPANY ONLY FINANCIAL DATA  (Continued)

                             Statement of Condition
                                (Unconsolidated)


                                                                          Year ended December 31,
                                                               -------------------------------------------
                                                                 1998              1997             1996
                                                               --------          --------         --------
Income
      Cash dividends from subsidiaries ...............         $  5,358          $  5,438         $  6,091
      Other income from the subsidiaries .............            7,097             5,007            4,268
      Other income ...................................              367               274              149
                                                               --------          --------         --------
           Total income ..............................           12,822            10,719           10,508
Expenses
      Interest expense ...............................              (21)              130              163
      Other expense ..................................           11,617             8,525            7,050
                                                               --------          --------         --------
                Total expense ........................           11,596             8,655            7,213
Income before income taxes and equity in undistributed
      earnings of the banks ..........................            1,226             2,064            3,295
Income tax benefit ...................................            1,593             1,087            1,151
                                                               --------          --------         --------
Net income before equity in undistributed earnings
      of the banks ...................................            2,819             3,151            4,446
Equity in undistributed earnings of the banks ........           11,240            11,288            7,230
                                                               --------          --------         --------
                Net income ...........................         $ 14,059          $ 14,439         $ 11,676
                                                               ========          ========         ========


                             Statement of Cash Flows
                                (Unconsolidated)



                                                                                   Year ended December 31,
                                                                            --------------------------------------
                                                                              1998           1997           1996
                                                                            --------       --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..........................................................       $ 14,059       $ 14,439       $ 11,676
Adjustments to reconcile net income to net cash
      provide by operating activities:
      Undistributed earnings of subsidiaries ........................        (11,240)       (11,288)        (7,230)
      Increase (decrease) in advances to subsidiaries ...............         (4,349)          (235)            36
      (Increase) decrease in other assets ...........................          2,310         (3,024)        (2,350)
      Increase (decrease) in balances due to subsidiaries ...........             18            (10)             8
      (Decrease) increase in other liabilities ......................           (860)           563            515
      Tax benefit associated with stock options .....................          1,793          1,078             --
                                                                            --------       --------       --------
           Net cash provided by operating activities ................          1,730          1,524          2,655

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital contributions to subsidiaries ........................            (38)            --         (1,853)
         Sale (purchase) of investments available for sale ..........              4             43            (44)
                                                                            --------       --------       --------
                 Net cash (used) provided by investing activities....            (34)            43         (1,897)


CASH FROM FINANCING ACTIVITIES:
      Net payments on long-term borrowings ..........................           (425)        (1,755)           450
      Net proceeds from issuance of common stock ....................          2,255          1,833          1,013
      Cash paid for acquisition of banking assets ...................             --           (378)          (887)
      Repurchase of common stock ....................................         (1,029)            --             --
      Dividends paid and cash paid for fractional shares ............         (2,986)        (2,317)        (1,925)
                                                                            --------       --------       --------
           Net cash used for financing activities ...................         (2,185)        (2,617)        (1,349)

Net decrease in cash and cash equivalents ...........................           (489)        (1,050)          (591)
Cash and cash equivalents at beginning of year ......................          2,076          3,126          3,717
                                                                            --------       --------       --------
Cash and cash equivalents at end of year ............................       $  1,587       $  2,076       $  3,126
                                                                            ========       ========       ========

21.        SEGMENT AND RELATED INFORMATION

           Bancorp adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998 which established standards for the way enterprises report information about operating segments.

           During 1998, Bancorp operated four community banks, until December 1998 when these banks were consolidated into one banking entity. Until late in 1998 separate management teams managed the four banks, relying on common support services offered though the parent company. The four banks operated in Oregon and Washington, where the economic and regulatory factors were similar for the banks, three of the four banks shared the Portland, Oregon market. The banks used similar means of branch networks, marketing and technology to deliver similar loan and deposit products and services. Following the consolidation to a single banking entity the bank operated 40 branch offices, and has realigned management resources into a single team. Due to the similarities in the nature of the four banks and the consolidation to a single banking company Bancorp has aggregated its banking operations into a single segment presented below.

           Bancorp accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the service provided. Intercompany items relate primarily to the use of accounting, human resources, data processing and marketing services provided by the parent company. All other accounting policies are the same as those described in the summary of significant accounting policies.

           Summarized financial information concerning Bancorp's reportable segments and the reconciliation to Bancorp's consolidated results is shown in the following table. The "Other" column includes Bancorp's trust operations and corporate related items including support services such as accounting, human resources, data processing and marketing. Investment in subsidiaries is netted out of the presentations below. The "Intersegment" column identifies the intersegment activities of revenues, expenses and other assets, between the "Banking" and "Other" segment.

                                                                          1998
                                             ------------------------------------------------------------------
                                               Banking            Other          Intersegment      Consolidated
                                             -----------       -----------       ------------      ------------
(Dollars in thousands)
 Interest income ......................      $    96,982       $       139       $       (68)      $    97,053
 Interest expense .....................           36,520               (21)              (68)           36,431
                                             -----------       -----------       -----------       -----------
     Net interest income ..............           60,462               160                --            60,622
                                             -----------       -----------       -----------       -----------
 Provision for loan loss ..............            2,928               (28)               --             2,900
   Noninterest income .................           16,114            10,088            (7,043)           19,159
   Restructure charge .................            3,768                --                --             3,768
 Noninterest expense ..................           44,944            14,429            (7,043)           52,330
                                             -----------       -----------       -----------       -----------
      Income before income taxes.......           24,936            (4,153)               --            20,783
 Provision for income taxes ...........            8,325            (1,601)               --             6,724
                                             -----------       -----------       -----------       -----------
                                             $    16,611       $    (2,552)      $        --       $    14,059
                                             ===========       ===========       ===========       ===========
   Depreciation and amortization.......      $     2,914       $       695       $        --       $     3,609
Assets ................................      $ 1,253,684       $     8,787       $    (7,048)      $ 1,255,423
   Loans, net .........................      $   849,600       $        --       $        --       $   849,600
   Deposits ...........................      $ 1,110,834       $        --       $    (2,377)      $1 ,108,457
Equity ................................      $   105,447       $    11,778       $       n/a       $   117,225

21.        SEGMENT AND RELATED INFORMATION (Continued)


                                                                        1997
                                             Banking            Other          Intersegment      Consolidated
                                           -----------       -----------       ------------      ------------
(Dollars in thousands)
 Interest income ...................       $    88,874       $       255       $       (64)      $    89,065
 Interest expense ..................            32,137               189               (64)           32,262
                                           -----------       -----------       -----------       -----------
     Net interest income ...........            56,737                66                --            56,803
                                           -----------       -----------       -----------       -----------
 Provision for loan loss ...........             3,936                --                --             3,936
   Noninterest income ..............            12,326             6,907            (5,083)           14,150
   Restructure charge ..............                --                --                --                --
 Noninterest expense ...............            39,887            10,590            (5,083)           45,394
                                           -----------       -----------       -----------       -----------
      Income before income taxes....            25,240            (3,617)               --            21,623
 Provision for income taxes ........             8,408            (1,224)               --             7,184
                                           -----------       -----------       -----------       -----------
                                           $    16,832       $    (2,393)      $        --       $    14,439
                                           ===========       ===========       ===========       ===========
   Depreciation and amortization....       $     2,671       $       439       $        --       $     3,110
Assets .............................       $ 1,112,975       $     8,927       $    (4,076)      $ 1,117,826
   Loans, net ......................       $   766,491       $        --       $        --       $   766,491
   Deposits ........................       $   961,555       $        --       $    (3,073)      $   958,482
Equity .............................       $    92,207       $     8,933       $       n/a       $   101,140


                                                                    1996
                                            Banking          Other        Intersegment    Consolidated
                                           ---------       ---------      ------------    ------------
(Dollars in thousands)
 Interest income ...................       $  74,691       $     944       $     (49)      $  75,586
 Interest expense ..................          26,386             259             (49)         26,596
                                           ---------       ---------       ---------       ---------
     Net interest income ...........          48,305             685              --          48,990
                                           ---------       ---------       ---------       ---------
 Provision for loan loss ...........           2,565               6                           2,571
   Noninterest income ..............           9,280           4,992          (4,397)          9,875
   Restructure charge ..............              --              --              --              --
 Noninterest expense ...............          34,741           8,470          (4,397)         38,814
                                           ---------       ---------       ---------       ---------
      Income before income taxes....          20,279          (2,799)             --          17,480
 Provision for income taxes ........           6,954          (1,150)             --           5,804
                                           ---------       ---------       ---------       ---------
                                           $  13,325       $  (1,649)      $      --       $  11,676
                                           =========       =========       =========       =========
   Depreciation and amortization....       $   2,328       $     442       $      --       $   2,770
Assets .............................       $ 931,809       $  12,820       $  (4,332)      $ 940,297
   Loans, net ......................       $ 706,917       $      --       $      --       $ 711,374
   Deposits ........................       $ 810,544       $      --       $  (4,244)      $ 806,300
Equity .............................       $  79,049       $   6,332       $     n/a       $  85,381

22.        QUARTERLY FINANCIAL INFORMATION (unaudited)



(Dollars in thousands, except per share data)                March 31,          June 30,         September 30,      December 31,
---------------------------------------------                ---------          --------         -------------      ------------
1998
Interest income ..................................            $23,707            $23,896            $24,818            $24,632
Interest expense .................................              8,985              9,003              9,274              9,169
                                                              -------            -------            -------            -------
      Net interest income ........................             14,722             14,893             15,544             15,463
Provision for loan loss ..........................              1,485                495                485                435
Noninterest income ...............................              4,168              4,940              4,602              5,449
Noninterest expense ..............................             13,155             12,882             14,853             15,208
                                                              -------            -------            -------            -------
      Income before income taxes .................              4,250              6,456              4,808              5,269
Provision for income taxes .......................              1,503              2,100              1,505              1,616
                                                              -------            -------            -------            -------
      Net income .................................            $ 2,747            $ 4,356            $ 3,303            $ 3,653
                                                              =======            =======            =======            =======

Earnings per common share:
                     Basic .......................            $  0.20            $  0.31            $  0.23            $  0.26
                     Diluted .....................            $  0.19            $  0.30            $  0.23            $  0.25



(Dollars in thousands, except per share data)                March 31,          June 30,         September 30,       December 31,
--------------------------------------------                 ---------          --------         -------------       ------------
1997
Interest income ..................................            $20,663            $21,843            $22,636            $23,923
Interest expense .................................              7,431              7,844              8,276              8,711
                                                              -------            -------            -------            -------
      Net interest income ........................             13,232             13,999             14,360             15,212
Provision for loan loss ..........................              1,396                913                633                994
Noninterest income ...............................              4,106              3,050              3,117              3,877
Noninterest expense ..............................             10,668             10,955             11,113             12,658
                                                              -------            -------            -------            -------
      Income before income taxes .................              5,274              5,181              5,731              5,437
Provision for income taxes .......................              1,924              1,868              1,598              1,794
                                                              -------            -------            -------            -------
      Net income .................................            $ 3,350            $ 3,313            $ 4,133            $ 3,643
                                                              =======            =======            =======            =======

Earnings per common share:
                     Basic .......................            $  0.25            $  0.24            $  0.30            $  0.26
                     Diluted .....................            $  0.24            $  0.23            $  0.29            $  0.25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

           NONE

PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           For information concerning directors and certain executive officers of Bancorp, see INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS EXPIRE" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS" in Bancorp's 1999 Annual Meeting Proxy Statement ("Proxy Statement"), which is incorporated herein by reference.

ITEM 11.   EXECUTIVE COMPENSATION

           For information concerning executive compensation, see "INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE - COMPENSATION OF DIRECTORS" and "EXECUTIVE COMPENSATION" in the Proxy Statement, which is incorporated herein by reference.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           For information concerning the security ownership of certain beneficial owners and management, see "INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS EXPIRE and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement, which is incorporated herein by reference.

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

(3)        Exhibits:

           Exhibits are listed in the Exhibit Index beginning on page 56 of this report.

(b) During the three months ended December 31, 1998 Bancorp filed the following current report on Form 8-K: Form 8-K filed December 9, 1998, relating the adoption of a Stock Repurchase Plan.

(c)        Exhibits:

           The response to this portion of Item 14 is submitted as a separate section of this report entitled, "Index to Exhibits."

(d)        Financial Statement Schedules:

           None

                                   SIGNATURES



           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 25th day of March, 1999.


                               WEST COAST BANCORP


(Registrant)


By:        /s/ Victor L. Bartruff
           -----------------------------------
           President and CEO

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of March, 1999.


PRINCIPAL EXECUTIVE OFFICER:
/s/ Victor L. Bartruff                                        President and CEO and Director
----------------------------------------------
Victor L. Bartruff


PRINCIPAL FINANCIAL OFFICER:
/s/ Donald A. Kalkofen                                        Executive Vice President and Chief Financial Officer
----------------------------------------------
Donald A. Kalkofen


PRINCIPAL ACCOUNTING OFFICER:
/s/ Kevin M. McClung                                          Vice President and Controller
----------------------------------------------
Kevin M. McClung


REMAINING DIRECTORS:
/s/ Lloyd D. Ankeny                                           /s/ C. Douglas McGregor
----------------------------------------------                ----------------------------------------------
Lloyd D. Ankeny                                               C. Douglas McGregor


/s/ Phillip G. Bateman                                        /s/ Robert D. Morrison
----------------------------------------------                ----------------------------------------------
Phillip G. Bateman                                            Robert D. Morrison


/s/ William B. Loch                                           /s/ James J. Pomajevich
----------------------------------------------                ----------------------------------------------
William B. Loch                                               James J. Pomajevich


/s/ Jack E. Long                                              /s/ Gary D. Putnam
----------------------------------------------                ----------------------------------------------
Jack E. Long                                                  Gary D. Putnam, Chairman


/s/ J.F. Ouderkirk
----------------------------------------------
J.F. Ouderkirk

                               INDEX TO EXHIBITS


Exhibit No.                             Exhibit
----------                              -------
3.1             Restated Articles of Incorporation of the Registrant(1)

3.2             Restated Bylaws of the Registrant

3.3             Amendment to Bylaws dated March 15, 1999

3.4             Amendment to Bylaws dated February 24, 1999

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

10.1            Salary Continuation Agreement between the Registrant and Victor
                L. Bartruff dated January 1, 1997(2)

10.2            Salary Continuation Agreement between the Registrant and Rodney
                B. Tibbatts dated January 1, 1997(2)

10.3            Salary Continuation Agreement between the Registrant and Donald
                A. Kalkofen dated December 25, 1996(2)

10.4            Salary Continuation Agreement between Registrant and Cyndi
                Haworth dated December 1, 1999.

10.5            401(k) Profit Sharing Plan(3)

10.6            Directors' Deferred Compensation Plan(3)

10.7            Executives' Deferred Compensation Plan(3)

10.8            Combined 1991 Incentive Stock Option Plan and 1991 Nonqualified
                Stock Option Plan(4)

10.9            Form of Option Grant under Combined 1991 Incentive Stock Option
                Plan and 1991 Nonqualified Stock Option Plan(4)

10.10           Directors Stock Option Plan(5)

10.11           Form of Directors Stock Option Agreement(5)

10.12           Incentive Stock Option Plan(5)

10.13           Nonqualified Stock Option Plan(5)

10.14           Incentive Stock Option and Nonstatutory Stock Option Plan of
                Vancouver Bancorp(6)

10.15           Vancouver Bancorp Employee Stock Option Agreement(6)

10.16           Salary Continuation Agreement among Registrant and Thomas W.
                Healy, dated as of October 30, 1997.(7)

10.17 Supplemental Letter from Registrant to Thomas W. Healy regarding certain terms of Mr. Healy's continued employment, dated as of October 30, 1997.(7)

21              Subsidiaries of the Registrant

23.1            Consent of Arthur Andersen LLP

23.2            Consent of Dwyer, Pemberton LLP

27.1            Financial Data Schedule for Fiscal Year 1998

27.2            Financial Data Schedule for Fiscal Years 1997 and 1996

27.3            Financial Data Schedule for First, Second, and Third Quarters of
                1998

27.4            Financial Data Schedule for First, Second, and Third Quarters of
                1997


----------------------------

(1) Incorporated by reference to Exhibit 3.1 of Registrant's Quarterly Report on Form 10Q for the quarter ended June 30, 1998.

(2) Incorporated by reference to Exhibits 10.1, 10.2, and 10.3 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

(3) Incorporated by reference to Exhibits 99.1, 99.2 and 99.3 of Registrant's S-8 Registration Statement--Registration No. 333-01651.

(4) Incorporated by reference to Exhibits 99.1 and 99.2 of Registrant's S-8 Registration Statement--Registration No. 333-01651.

(5) Incorporated by reference to Exhibits 99.1, 99.2, 99.3 and 99.5 of Registrant's S-8 Registration Statement -- Registration No. 33-60259.

(6) Incorporated by reference to Exhibits 99.1, 99.3, and 99.4 of Registrant's S-8 Registration Statement - Registration No. 333-09721.

(7) Incorporated by reference to Exhibits 10.23 and 10.24 of Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.