Form 10-Q
period 1999-03-31
WEST COAST BANCORP /NEW/OR/
filed 1999-05-14
CIK 717059

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        ---------------------------------

                                    Form 10-Q


[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the Quarter Ended March 31, 1999

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

                                 Yes [X] No. [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, no par value, outstanding on April 30, 1999:    14,131,805

                                TABLE OF CONTENTS

PART I. Financial Information

         Item 1.   Financial Statements                                             Page

                   Consolidated Balance Sheets -
                   March 31, 1999 and December 31, 1998..............................3

                   Consolidated Statements of Income -
                   Three months ended March 31, 1999 and 1998........................4

                   Consolidated Statements of Cash Flows -
                   Three months ended March 31, 1999 and 1998........................5

                   Consolidated Statements of Changes in Stockholders' Equity........6

                   Notes to Consolidated Financial Statements........................7

         Item 2.   Management's Discussion and Analysis of Financial
                   Condition and Results of Operations..............................11

         Item 3.   Quantitative and Qualitative Disclosures About Market Risk.......23

PART II. Other Information

         Item 101. Legal Proceeding.................................................24

         Item 6.   Exhibits and Reports on Form 8-K.................................24

                   Signatures.......................................................25


                          PART I. FINANCIAL INFORMATION
Item 1.
                               WEST COAST BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                               March 31,               December 31,
                                                                 1999                      1998
                                                            ---------------          ---------------
                                                              (Unaudited)
ASSETS:
Cash and cash equivalents:
     Cash and due from banks ......................         $    73,637,110          $    80,923,069
     Interest-bearing deposits in other banks .....               1,150,872                  568,825
                                                            ---------------          ---------------
         Total cash and cash equivalents ..........              74,787,982               81,491,894
Investment securities:
     Investments available for sale ...............             247,050,071              253,271,239
     Investments held to maturity .................                      --                2,695,531
                                                            ---------------          ---------------
         Total investment securities ..............             247,050,071              255,966,770

Loans held for sale ...............................               6,242,677               15,972,711

Loans .............................................             879,517,870              862,052,215
Allowance for loan loss ...........................             (12,721,650)             (12,452,694)
                                                            ---------------          ---------------
     Loans, net ...................................             866,796,220              849,599,521
Premises and equipment, net .......................              29,970,632               29,689,405
Intangible assets .................................               2,629,541                2,727,564
Other assets ......................................              20,024,711               19,975,557
                                                            ---------------          ---------------
         Total assets .............................         $ 1,247,501,834          $ 1,255,423,422
                                                            ===============          ===============

              LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
     Demand .......................................         $   197,467,375          $   205,408,337
     Savings and interest-bearing demand ..........             564,031,841              559,211,508
     Certificates of deposits .....................             339,931,568              343,837,191
                                                            ---------------          ---------------
         Total deposits ...........................           1,101,430,784            1,108,457,036

Other liabilities .................................               9,193,217                9,481,233
Long-term borrowings ..............................              19,867,128               20,259,985
                                                            ---------------          ---------------
         Total liabilities ........................           1,130,491,129            1,138,198,254

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock: no par value, none issued;
     10,000,000 shares authorized
Common stock: no par value, 50,000,000 shares
     Authorized; shares issued and outstanding
     14,171,720 and 14,235,931 respectively .......              17,714,650               17,794,914
Additional paid-in capital ........................              64,221,068               66,474,468
Retained earnings .................................              32,993,313               29,392,264
Accumulated other comprehensive income ............               2,081,674                3,563,522
                                                            ---------------          ---------------
     Total stockholders' equity ...................             117,010,705              117,225,168
                                                            ---------------          ---------------
         Total liabilities and stockholders' equity         $ 1,247,501,834          $ 1,255,423,422
                                                            ===============          ===============

The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                Three months ended
                                                                   March 31,
                                                          -------------------------------
                                                             1999                1998
                                                          -----------         -----------
INTEREST INCOME                                                     (Unaudited)

Interest and fees on loans ......................         $20,077,974         $20,212,888
Interest on taxable investment securities .......           2,523,907           2,046,749
Interest on nontaxable investment securities ....           1,130,328             894,940
Interest from other banks .......................              72,127             545,870
Interest on federal funds sold ..................               8,615               6,352
                                                          -----------         -----------
     Total interest income ......................          23,812,951          23,706,799

INTEREST EXPENSE
Savings and interest-bearing demand .............           3,947,007           3,960,533
Certificates of deposit .........................           4,493,936           4,282,430
Short-term borrowings ...........................             110,918             284,726
Long-term borrowings ............................             256,272             456,401
                                                          -----------         -----------
     Total interest expense .....................           8,808,133           8,984,090
                                                          -----------         -----------
NET INTEREST INCOME .............................          15,004,818          14,722,709
PROVISION FOR LOAN LOSS .........................             510,000           1,485,415
                                                          -----------         -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS          14,494,818          13,237,294


NONINTEREST INCOME
Gains on sales of loans .........................           1,235,766           1,094,397
Service charges on deposit accounts .............           1,158,041           1,086,118
Other service charges, commissions and fees .....           1,031,125             789,004
Trust revenue ...................................             528,028             786,477
Loans servicing fees ............................             155,965             143,412
Other ...........................................             484,230             168,088
Net gains on sales of securities ................             102,905             100,886
                                                          -----------         -----------
     Total noninterest income ...................           4,696,060           4,168,382

NONINTEREST EXPENSE
Salaries and employee benefits ..................           6,962,929           7,265,763
Equipment .......................................           1,267,592           1,213,493
Occupancy .......................................             875,317             814,138
Communications ..................................             425,788             376,800
Marketing .......................................             359,398             387,236
Professional fees ...............................             327,604             420,644
Printing and office supplies ....................             288,542             408,482
Restructuring charges ...........................             404,573                  --
Other noninterest expense .......................           1,834,249           2,268,506
                                                          -----------         -----------
     Total noninterest expense ..................          12,745,992          13,155,062

INCOME BEFORE INCOME TAXES ......................           6,444,886           4,250,614
PROVISION FOR INCOME TAXES ......................           2,064,810           1,504,007
                                                          -----------         -----------
NET INCOME ......................................         $ 4,380,076         $ 2,746,607
                                                          ===========         ===========

     Basic earnings per share ...................         $       .31         $       .20
     Diluted earnings per share .................         $       .30         $       .19




The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          Three months ended
                                                                                                March 31,
                                                                                   ------------------------------------
                                                                                       1999                   1998
                                                                                   -------------          -------------
                                                                                               (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ...............................................................         $   4,380,076          $   2,746,607
Adjustments to reconcile net income to net cash
     provided by operating activities:
     Depreciation and amortization of premises and equipment .............               807,535                699,136
     Amortization of intangibles .........................................                98,023                115,287
     Net (gain) on sales of available for sale investments ...............              (102,905)              (100,886)
     Provision for loan losses ...........................................               510,000              1,485,415
     Increase in interest receivables ....................................              (193,552)              (384,118)
     Decrease (increase) in other assets .................................               144,398             (2,340,249)
     Net cash provided by loans held for sale ............................             9,730,034              4,185,575
     (Decrease) increase in interest payable .............................               (60,158)               149,839
     (Decrease) increase in other liabilities ............................              (227,858)             2,629,428
     Tax benefit associated with stock options ...........................               302,330                759,726
                                                                                   -------------          -------------
         Net cash provided by operating activities .......................            15,387,923              9,945,760

CASH FLOWS FOR INVESTING ACTIVITIES

Proceeds from maturities of investment securities:
     Available for sale ..................................................            17,557,231              8,888,175
     Held to maturity ....................................................                    --                  4,126
Proceeds from sales of available for sale investment securities ..........             7,900,393              2,820,000
Purchase of investment securities:
     Available for sale ..................................................           (17,919,868)           (10,235,517)
Loans made to customers greater than principal collected on loans ........           (17,706,699)           (27,206,962)
Capital expenditures .....................................................            (1,088,762)            (2,181,907)
                                                                                   -------------          -------------
     Net cash used in investing activities ...............................           (11,257,705)           (27,912,085)

CASH FLOWS FROM FINANCING ACTIVITIES

Net (decrease) increase in demand, savings and interest
     bearing transaction accounts ........................................            (3,120,629)            25,512,421
Net (decrease) increase in proceeds from sales of certificates of deposits
     greater than payments for maturing time deposits ....................            (3,905,623)            13,300,558
Proceeds from long-term borrowings .......................................                    --             11,000,000
Payments on long-term borrowings .........................................              (392,857)              (785,715)
Net decrease in short-term borrowings ....................................                    --             (5,788,000)
Redemption of common stock for stock repurchase plan .....................            (3,059,444)                    --
Sales of common stock, net ...............................................               423,450                840,734
Dividends paid and cash paid for fractional shares .......................              (779,027)              (640,590)
                                                                                   -------------          -------------
     Net cash (used) provided by financing activities ....................           (10,834,130)            43,439,408
                                                                                   -------------          -------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .....................            (6,703,912)            25,473,083
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...........................            81,491,894             98,817,658
                                                                                   -------------          -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ...............................         $  74,787,982          $ 124,290,741
                                                                                   =============          =============

The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                 Accumulated
                                                                 Additional                        Other
                                          Common Stock             Paid-In         Retained      Comprehensive
                                     Shares          Amount        Capital         Earnings          Income         Total
                                 -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, December 31, 1997 ....     12,606,009   $  15,757,511   $  43,213,086   $  40,599,130   $   1,570,591   $ 101,140,318

Comprehensive income:
Net income ....................             --              --              --      14,058,671              --      14,058,671
Other comprehensive income,
     net of tax:
Net unrealized investment
     gains ....................             --              --              --              --              --       2,207,313
    Reclassification adjustment
      for gains included
      in net income ...........             --              --              --              --              --        (214,382)
                                                                                                                 -------------
Other comprehensive
     income, net of tax .......             --              --              --              --       1,992,931       1,992,931
                                                                                                                 -------------
Comprehensive income ..........                                                                                     16,051,602
                                                                                                                 =============
Cash dividends, $.21
     per common share .........             --              --              --      (2,972,623)             --      (2,972,623)
Sale of common stock
     pursuant to
     stock options plans ......        412,485         515,606       2,209,761              --              --       2,725,367
Redemption of stock
     pursuant to
     stock options plans ......        (23,422)        (29,278)       (440,805)             --              --        (470,083)
Common stock repurchased
     and retired ..............        (50,000)        (62,500)       (966,530)             --              --      (1,029,030)
10 percent stock dividend .....      1,291,627       1,614,535      20,666,030     (22,280,565)             --              --
Cash paid for fractional shares           (768)           (960)             --         (12,349)             --         (13,309)
Tax benefit associated
     with stock options .......             --              --       1,792,926              --              --       1,792,926
                                 -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, December 31, 1998 ....     14,235,931   $  17,794,914   $  66,474,468   $  29,392,264   $   3,563,522   $ 117,225,168

Comprehensive income:
Net income ....................             --              --              --       4,380,076              --       4,380,076
Other comprehensive
  income, net of tax:
Net unrealized
     investment gains .........             --              --              --              --              --      (1,676,545)
Cumulative effect
    of change in
    accounting principle ......             --              --              --              --              --         131,369
Reclassification
     adjustment for gains
     included in net income ...             --              --              --              --              --          63,328
                                                                                                                 -------------
Other comprehensive
     (loss), net of tax .......             --              --              --              --      (1,481,848)     (1,481,848)
                                                                                                                 -------------
Comprehensive income ..........                                                                                      2,898,229
                                                                                                                 =============
Cash dividends,
     $.055 per common share ...             --              --              --        (779,027)             --        (779,027)
Sale of common
  stock pursuant to
  stock options plans .........        101,858         127,322         613,869              --              --         741,191
Redemption of stock
  pursuant to
  stock option plans ..........        (16,069)        (20,086)       (297,655)             --              --        (317,741)
Common stock repurchased
     and retired ..............       (150,000)       (187,500)     (2,871,944)             --              --      (3,059,444)
Tax benefit associated
     with stock options .......             --              --         302,330              --              --         302,330
                                 -------------   -------------   -------------   -------------   -------------   -------------
BALANCE, March 31, 1999 .......     14,171,720   $  17,714,650   $  64,221,068   $  32,993,313   $   2,081,674   $ 117,010,705
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

         The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of results to be anticipated for the year ending December 31, 1999, or other future periods.

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

         Effective January 1, 1999, Bancorp adopted SFAS NO. 133, "Accounting for Derivative Instruments and Hedging Activities". The adoption of SFAS 133 did not materially impact the financial position or results of operations of Bancorp. Bancorp does not currently utilize derivative instruments in its operations, and does not engage in hedging activities. Under the provisions of SFAS NO. 133, and in connection with the adoption of SFAS 133, Bancorp reclassified investment securities carried at $2,695,531 with a market value of $2,909,000 from the held to maturity classification to the available for sale classification. As a result of this transfer, an unrealized gain of $131,000, net of tax, was recognized in accumulated other comprehensive income as a cumulative effect of change in accounting principle.

5. RESTRUCTURING CHARGES

         In September 1998, Bancorp announced its plan to combine its four separate banking affiliates into a single banking entity to be operated under the name West Coast Bank. Bancorp anticipates one-time costs of approximately $5 million to cover costs of the consolidation, including the severance program, signage, data conversions and other marketing, regulatory and administrative costs. Since the initiation of the restructuring plan in September 1998, Bancorp has expensed $4.173 million of these costs with the remaining costs to be expensed as incurred, mainly in the second quarter of 1999. Of the one-time expenses, $404,573 has been recognized in the first quarter of 1999. The following table summarizes the accrued restructuring charges utilized in the first quarter.

(Dollars in Thousands)                                         March 31, 1999
----------------------                                         --------------

Balance, accrued restructuring charges, December 31, 1998         $1,760
Provision for restructure charges .......................             --
Utilization:
     Cash ...............................................            589
     Noncash ............................................             --
                                                                  ------
Total Utilization .......................................            589
                                                                  ------
Balance, accrued restructuring charges, end of period ...         $1,171
                                                                  ======


         Total restructuring charges of $1.92 million were accrued in the fourth quarter of 1998 to cover anticipated costs of $1.73 million for the severance program and personnel related expenditures, with the remaining $188,000 in costs reserved for marketing and professional fees incurred but not yet paid. As of March 31, 1999, Bancorp has an accrual for the restructuring charges of $1.171 million of which $1.151 million is for severance and employment costs and the remaining amount is for unpaid professional fees. During the first quarter of 1999 $583,000 of the severance and employee related program costs and $6,000 of the marketing and professional fees have been charged against the accrual. As a result of the consolidation, Bancorp expects to reduce employment by approximately 100 administrative and back office positions.

6. STOCKHOLDERS' EQUITY

         The Board of Directors declared a quarterly cash dividend of $.055 per share during the first quarter of 1999. A dividend of $.045 per share was declared in the first quarter of 1998. A 10 percent stock dividend was also declared in the third quarter of 1998. All per share amounts have been restated to retroactively reflect stock dividends and stock splits previously reported.

7. SUPPLEMENTAL CASH FLOW INFORMATION

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

         Bancorp paid $8,868,000 and $8,834,000 for interest in the three months ended March 31, 1999 and 1998, respectively. Income taxes paid were $510,000 and $20,934 in the three months ended March 31, 1999 and 1998 respectively.

8.      CONTINGENCIES AND LITIGATION

        During the normal course of business, the Company from time-to-time is subject to routine litigation incidental to its business. The Bank and Bancorp are defendants in a lawsuit seeking damages in excess of $4.6 million or specific performance, based on an alleged financing commitment made by the Bank to the plaintiffs. The Bank denies the existence of any agreement or commitment to plaintiffs. Due to the nature and uncertainties inherent in litigation, there are no assurances that these matters would not at some point in the future have a material effect on the Company. However, at this time, management believes that the probable resolution of those matters will not materially affect the financial position of the Company.

9. COMPREHENSIVE INCOME

         Bancorp adopted SFAS No. 130 "Reporting Comprehensive Income" in 1998. This statement established standards for reporting and displaying comprehensive income and its components. The following table displays the components of other comprehensive income:

                                                                      Three Months ended March 31,
                                                                      ---------------------------
(Dollars in thousands)                                                   1999             1998
                                                                      ----------        ---------

Unrealized gains on securities:
Unrealized holding losses arising during the period ...........         $(2,692)         $  (281)
Tax  benefit ..................................................           1,016              113
                                                                        -------          -------
Unrealized holdings losses arising during the period, after tax          (1,676)            (168)

Cumulative effect of change in accounting principle ...........             213               --
Tax expense ...................................................             (82)              --
                                                                        -------          -------
Cumulative effect of change in accounting principle after tax .             131               --

Less: Reclassification adjustment for gains  realized in income             103              101
Tax expense ...................................................             (40)             (39)
                                                                        -------          -------
Net unrealized gains ..........................................              63               62
                                                                        -------          -------
Other comprehensive (loss) ....................................         $(1,482)         $  (106)
                                                                        =======          =======

10. EARNINGS PER SHARE

         The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                      Weighted
                                                      Average            Per-Share
                                   Net Income          Shares              Amount
                                   ----------------------------------------------

                                       Three Months ended March 31, 1999
                                   ----------------------------------------------

Basic earnings per share .         $4,380,076         14,176,402         $   0.31
Stock options ............                               405,189
Diluted earnings per share         $4,380,076         14,581,591         $   0.30

                                        Three Months ended March 31, 1998
                                   ----------------------------------------------

Basic earnings per share .         $2,746,607         13,913,278         $   0.20
Stock options ............                               754,771
Diluted earnings per share         $2,746,607         14,668,049         $   0.19




         Bancorp for the periods reported had no reconciling items between net income and income available to common shareholders.

11. SEGMENT AND RELATED INFORMATION

         Bancorp adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998 which established standards for the way enterprises report information about operating segments.

         During 1998, Bancorp operated four community banks until December 1998 when these banks were consolidated into one banking entity. Until late in 1998 separate management teams managed the four banks, relying on common support services offered though the parent company. The four banks operated in Oregon and Washington, where the economic and regulatory factors were similar for the banks; three of the four banks shared the Portland, Oregon market. The banks used similar means of branch networks, marketing and technology to deliver similar loan and deposit products and services. Following the consolidation to a single banking entity, the bank operates 41 branch offices, and has realigned management resources into a single team. Through the consolidation to a one bank structure, Bancorp has aggregated its historical banking operations into a single segment as shown below.

         Bancorp accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the service provided. Intercompany items relate primarily to the use of accounting, human resources, data processing and marketing services provided. All other accounting policies are the same as those described in the summary of significant accounting policies in Bancorp's 1998 annual report.

         Summarized financial information concerning Bancorp's reportable segments and the reconciliation to Bancorp's consolidated results is shown in the following table. The "Other" column includes Bancorp's trust operations and corporate-related items. In 1998, these items included support services such as accounting, human resources, data processing and marketing provided at the parent. During 1999, these support services are operating within the banking unit. Investment in subsidiaries is netted out of the presentations below. The "Intersegment" column identifies the intersegment activities of revenues, expenses and other assets, between the "Banking" and "Other" segment.

(Dollars in thousands)                                           March 31, 1999
                                          Banking             Other           Intersegment        Consolidated
                                        ----------         ----------          ----------          ----------
Interest income ...............         $   23,797         $       40          $      (24)         $   23,813
Interest expense ..............              8,832                 --                 (24)              8,808
                                        ----------         ----------          ----------          ----------
     Net interest income ......             14,965                 40                  --              15,005
                                        ----------         ----------          ----------          ----------
Provision for loan loss .......                510                 --                  --                 510
Non-Interest income ...........              4,206                555                 (65)              4,696
Restructuring charges .........                405                 --                  --                 405
Noninterest expense ...........             11,746                660                 (65)             12,341
                                        ----------         ----------          ----------          ----------
     Income before income taxes              6,510                (65)                 --               6,445
Provision for income taxes ....              2,087                (22)                 --               2,065
                                        ----------         ----------          ----------          ----------
Net income ....................         $    4,423         $      (43)         $       --          $    4,380
                                        ==========         ==========          ==========          ==========

Depreciation and amortization .         $      895         $       11          $       --          $      906
Assets ........................         $1,245,672         $    8,024          $   (6,194)         $1,247,502
Loans, net ....................         $  866,796         $       --          $       --          $  866,796
Deposits ......................         $1,107,533         $       --          $   (6,102)         $1,101,431
Equity ........................         $  107,363         $    9,648          $      n/a          $  117,011


(Dollars in thousands)                                           March 31, 1998
                                         Banking             Other            Intersegment        Consolidated
                                        ----------         ----------          ----------          ----------
Interest income ...............         $   23,678         $       42          $      (13)         $   23,707
Interest expense ..............              8,993                  4                 (13)              8,984
                                        ----------         ----------          ----------          ----------
     Net interest income ......             14,685                 38                  --              14,723
                                        ----------         ----------          ----------          ----------
Provision for loan loss .......              1,513                (28)                 --               1,485
Non-Interest income ...........              3,339              2,523              (1,694)              4,168
Restructuring charges .........                 --                 --                  --                  --
Noninterest expense ...........             11,664              3,185              (1,694)             13,155
                                        ----------         ----------          ----------          ----------
     Income before income taxes              4,847               (596)                 --               4,251
Provision for income taxes ....              1,683               (179)                 --               1,504
                                        ----------         ----------          ----------          ----------
Net income ....................         $    3,164         $     (417)         $       --          $    2,747
                                        ==========         ==========          ==========          ==========

Depreciation and amortization .         $      704         $      110          $       --          $      814
Assets ........................         $1,159,788         $   12,601          $   (4,944)         $1,167,445
Loans, net ....................         $  792,212         $       --          $       --          $  792,212
Deposits ......................         $1,001,951         $       --          $   (4,656)         $  997,295
Equity ........................         $   93,483         $   11,258          $      n/a          $  104,741


12. RECLASSIFICATION

         Certain reclassifications of prior year amounts have been made to conform to current classifications.

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT DISCLOSURE

         In addition to historical information, this report contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA) This statement is included for the express purpose of availing Bancorp of the protections of the safe harbor provisions of the PSLRA. The forward looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such a material difference include, but are not limited to, those discussed in this section of the report. In addition, the following items are among the factors that could cause actual results to differ materially from the forward looking statements in this report: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; new legislation; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect Management's analysis only as of the date of the statement. Bancorp undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents Bancorp files from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three months ended March 31, 1999 and 1998

         Net Income. Bancorp reported net income of $4,380,076 or $.30 per diluted share, for the three months ended March 31, 1999, compared to $2,746,607 or $.19 per diluted share for the three months ended March 31, 1998. The 1999 first quarter results include a $405,000 restructuring charge ($255,000 after tax) resulting from Bancorp's consolidation of its subsidiary banks. In addition, the 1998 first quarter results were impacted by non-recurring merger related costs of $1,607,000 ($1,060,000 after taxes). After adjusting for the first quarter non-recurring events, adjusted operating net income was $4,635,000 or $.32 per diluted share, up 22% compared to adjusted operating net income of $3,807,000 or $.26 per diluted share, in the first quarter of 1998. Net interest income increased in the first quarter of 1999 over the comparable period in 1998 due to higher average interest earning assets off set by a declining net interest margin. Noninterest income increased mainly due to gains on sales of loans, an increased customer base, higher transaction volumes, and increases in fee assessments. Total noninterest expenses decreased mainly due to staff reductions and other savings associated with Bancorp's consolidation of its subsidiaries.

         Net Interest Income. Net interest income is the difference between interest income (principally from loan and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume refers to the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities. Bancorp's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Since Bancorp tends to be slightly liability sensitive, meaning that interest bearing liabilities mature or reprice more quickly than interest earning assets in a given period, therefore, a significant increase in the market rates of interest or flattening interest rate yield curve could adversely affect net interest income. In contrast, a decreasing interest rate environment or steepening interest rate yield curve may slightly improve Bancorp's margin. Competition, the economy, and the status of the interest rate environment also impact Bancorp's net interest income in any period.

         Net interest income on a tax equivalent basis for the three months ended March 31, 1999 increased $313,000 or 2.05%, to $15,587,000 from
$15,274,000 for the same period in 1998. The increased net interest income was caused mainly by asset growth, off set by a declining net interest margin. Average interest earning assets increased by $110.9 million, or 10.75%, to $1.14 billion in the first quarter of 1999 from $1.03 billion for the same period in 1998, while average interest bearing liabilities increased $71.0 million or 8.35%. The average net interest spread decreased from 5.23% to 4.80%, mainly due to decreased average earning asset yields, which declined 84 basis points from 9.51% to 8.67%. The low/flat interest rate yield curve has caused variable rate repricing on assets over the period, which along with recent new asset generation and increased competitive pricing, have lead to the decreasing asset yields. In addition, certain fixed rate loan customers have refinanced their loans at the lower rates over the period. Average rates paid decreased 41 basis points to 3.87% in the first quarter of 1999 from 4.28% for the same period in 1998. Bancorp's net interest margin for the three months ended March 31, 1999 was 5.54%, a decrease of 43 basis points from 5.97% for the comparable period of 1998. The decrease in Bancorp's net interest margin and related yields or spreads are due mainly to a changing interest rate environment, increased pricing competition, and a shift in some of its asset mix. Given these factors, Bancorp could see further declines in its interest margin. Continued anticipated refinance activity caused by the low interest rate environment, continued strong competition in the markets it serves, and other economic factors, could further impact the company's net interest margin.

         Analysis of Net Interest Income The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

                                                      Three Months Ended
(Dollars in thousands)                                     March 31,                       Increase
                                             ------------------------------------
                                                  1999                  1998                 (Decrease)             Change
                                             -------------          -------------          --------------       --------------

Interest and fee income (1) ........         $      24,395          $      24,168          $         227                 0.94%
Interest expense ...................                 8,808                  8,894                    (86)               (0.97%)
                                             -------------          -------------          -------------
Net interest income ................         $      15,587          $      15,274          $         313                 2.05%
                                             =============          =============          =============

Average interest earning assets ....         $   1,141,734          $   1,030,868          $     110,866                10.75%
Average interest bearing liabilities         $     921,925          $     850,863          $      71,062                 8.35%
Average interest earning assets/
     interest bearing liabilities ..                123.84%                121.16%                  2.68
Average yields earned (2) ..........                  8.67%                  9.51%                 (0.84)
Average rates paid (2) .............                  3.87%                  4.28%                 (0.41)
Net interest spread (2) ............                  4.80%                  5.23%                 (0.43)
Net interest margin (2) ............                  5.54%                  5.97%                 (0.43)


(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2) These ratios for the three months ended March 31, 1999 and 1998 have been annualized.

         Provision for Loan Loss. Bancorp recorded provisions for loan losses for the first quarter of 1999 and 1998 of $510,000 and $1,485,415 respectively. Bancorp's provision was impacted in the first quarter of 1998 by a one time merger-related increase in the provision for loan losses of $1,038,000 related to the Centennial Holdings LTD. acquisition, to bring its allowance for loan loss methodology in line with Bancorp practices. Net charge-offs for the first quarter of 1999 were $241,000, compared to net charge-offs of $146,000 for the same period in 1998. At March 31, 1999, the percentage of non-performing assets was 0.41% of total assets, compared to 0.37% one year earlier. Bancorp's allowance for loan losses, as a percentage of total loans was 1.45% at March 31, 1999, compared to 1.47% as of March 31, 1998.

         Noninterest Income. Noninterest income for the first quarter of 1999 was $4,696,060, up $527,678 or 12.66% from $4,168,382 in the like period in
1998. Gains on sales of loans increased $141,369 to $1,235,766 in 1999 over 1998, representing 27% of the noninterest income increase in the period. The increase in gains on sales of loans was due mainly to increased activity in the commercial brokerage and residential real estate programs. Service charges on deposit accounts increased to $1,158,041, a 6.62% increase over the same period in 1998, caused mainly by increases in volumes of customers serviced and increases in fee assessments. Other service charges, commissions, and fees increased $242,121 or 30.69% in 1999 over 1998. The increases in other service charges, commissions, and fees were due to strong growth in the merchant bankcard program, sales of investment products, and increased ATM related service charges. Trust revenue decreased in the first quarter of 1999, as compared to the same period in 1998, due in part to the activity and declines in segments of the equity market activities and its associated fee income. Loan servicing fees and other noninterest income increased in 1999 over 1998. Net gains on the sales of securities were $102,905 through March 31, 1999, compared to $100,886 for the same period one year earlier.

         Noninterest Expense. Noninterest expenses for the first quarter ended March 31, 1999, were $12,745,992, a decrease of $409,070 or 3.11% over the same period in 1998. A restructuring charge of $404,573 impacted the first quarter 1999 noninterest expenses, due to the company's recent consolidation of its subsidiary banks, and the March 31, 1998 expenses include $569,000 related to an acquisition. Bancorp's salaries and employee benefits decreased $302,834, or 4.35%, to $6,962,929 through March 31, 1999, from $7,265,763 for the like period in 1998. Salary and employee benefit expense has declined as a result of Bancorp's restructuring efforts. At March 31, 1999, Bancorp employed 662 staffing positions compared to 714 at March 31, 1998. Equipment, occupancy, communications, and other expenses are higher in the first quarter of 1999 over the same period in 1998, due mainly to growth and expansion including additions of new branches, products and services over the period. Equipment expense increased $54,099 or 4.46% in the first quarter of 1999 over 1998. Bancorp continues to invest in technological improvements and expansion. Marketing expense decreased slightly in 1999 compared to 1998. Professional fees incurred for services from outside consultants, accountants, and attorneys are down $93,040 in the first quarter of 1999 compared to the first quarter of 1998. Printing and office supplies decreased in the first quarter of 1999 over the like period in 1998. Other noninterest expense decreased $436,514 in the first quarter of 1999 compared to like period in 1998, due mainly to merger related expenses of $569,000 recognized in the first quarter of 1998.

RESTRUCTURING CHARGES

         For the three months ended March 31, 1999, Bancorp recognized $404,573 in restructuring charges related to its consolidation of its four separate banking affiliates into one entity. The consolidation was completed on December 31, 1998, and new signs on the branch facilities were installed in the first quarter of 1999. In the two quarters since the plan was announced, Bancorp has released, identified, or notified over forty percent of the anticipated 100 staff positions to be reduced. Bancorp anticipates one-time costs of approximately $5 million to cover costs of the consolidation, including the severance plan, signage, data conversions and other marketing, regulatory and administrative items.

         Bancorp expects that the consolidation will save approximately $6 million annually. The cost savings will come from the reductions in staff and related overhead, a simplified corporate structure, a reduced regulatory burden and synergies created by unified marketing efforts and name branding. The plan calls for two-thirds of the cost savings to be substantially achieved by third quarter 1999, with the remaining savings to be achieved early in the year 2000.

         Bancorp's liquidity has not been materially affected by cash outlays related to one-time restructuring charges. Bancorp does not anticipate that future restructuring charges will have a material effect on Bancorp's liquidity.


INCOME TAXES

         During the first three months of 1999, due to an increase in net income before taxes and changes in the mix of taxable and nontaxable income items, the provision for income taxes increased from that of 1998. It is anticipated that Bancorp's tax expense will increase in future periods, both due to an increase in income before taxes and a smaller percentage of Bancorp's income being generated from tax exempt items. Any future merger related capitalized costs may also increase Bancorp tax provision.

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

         Deposits are Bancorp's primary source of new funds. Total deposits were $1.101 billion at March 31, 1999, down from $1.108 billion at December 31, 1998. Bancorp does not generally accept brokered deposits. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of a quality product.

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

CAPITAL RESOURCES

         The Federal Reserve Bank "FRB" and the Federal Deposit Insurance Corporation "FDIC" have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of March 31, 1999, Bancorp and the Bank are considered "Well Capitalized" per the regulatory risk based capital guidelines.

         Shareholders' equity decreased to $117.0 million at March 31,1999, from $117.2 million at December 31, 1998, a decrease of $200,000 over that period of time. The decrease is mainly a function of Bancorp, through its previously announced stock repurchase plan, acquiring back shares of common stock. At March 31, 1999, Bancorp's shareholders' equity, as a percentage of total assets, was 9.38%, compared to 9.34% at December 31, 1998. The decrease was primarily the result of Bancorp's equity base decreasing less than a decrease in total assets. Equity decreased .2% over the period from December 31, 1998, to March 31, 1999, while assets decreased by .6% over the same period. As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.

(Dollars in thousands)                             March 31, 1999
                                             -------------------------
                                               Amount            Ratio
                                             ----------          -----

Tier 1 capital .....................         $  112,905          11.45%
Tier 1 capital minimum requirement .             39,455           4.00%
                                             ----------          -----
  Excess over minimum Tier 1 capital         $   73,450           7.45%
                                             ==========          =====

Total capital ......................         $  125,240          12.70%
Total capital minimum requirement ..             78,911           8.00%
                                             ----------          -----
  Excess over minimum total capital          $   46,329           4.70%
                                             ==========          =====

Risk-adjusted assets ...............         $  986,385
                                             ==========

Leverage ratio .....................                              9.22%
Minimum leverage requirement .......                              3.00%
                                                                 -----
  Excess over minimum leverage ratio                              6.22%
                                                                 =====

Risk-adjusted total assets .........         $1,224,484
                                             ==========

LENDING AND CREDIT MANAGEMENT

         Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 69.48% of total assets as of March 31, 1999.

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

The following table presents the composition of the Banks' loan portfolios, at the dates indicated.

                                               March 31, 1999                   December 31,1998
                                       -------------------------           --------------------------
(Dollars in thousands)
                                        Amount           Percent            Amount            Percent
                                       ---------          ------           ---------          ------
Commercial ...................         $ 159,326           18.38%          $ 150,206           17.68%
Real estate construction .....           129,916           14.99             118,171           13.91
Real estate mortgage .........           105,837           12.21             113,661           13.38
Real estate commercial .......           423,155           48.82             414,169           48.75
Installment and other consumer            61,284            7.07              65,845            7.75
                                       ---------          ------           ---------          ------
Total loans ..................           879,518          101.47%            862,052          101.47%

Allowance for loan losses ....           (12,722)          (1.47)            (12,453)          (1.47)
                                       ---------          ------           ---------          ------

Total loans, net .............         $ 866,796          100.00%          $ 849,599          100.00%
                                       =========          ======           =========          ======


The following table presents information with respect to nonperforming assets.

(Dollars in thousands)                                               March 31, 1999   December 31, 1998
 --------------------                                                --------------   -----------------
Loans on nonaccrual status .....................................         $3,932          $4,565
Loans past due greater than 90 days but not on nonaccrual status            166              42
Other real estate owned ........................................            957           1,121
                                                                         ------          ------
Total nonperforming assets .....................................         $5,055          $5,728
                                                                         ======          ======

Percentage of nonperforming assets to total assets .............            .41%            .46%


See "Loan Loss Allowance and Provision"


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

         As of March 31, 1999, the Bank had loans to persons serving as directors, officers, principal shareholders and their related interests. These loans were made substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Banks. At March 31, 1999, Bancorp had $4,470,000 of bankers' acceptances. At March 31, 1999, there was no concentration of loans exceeding 10 percent of the total loans to a multiple number of borrowers engaged in a similar business.

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

         --       The formula allowance,

         -- Specific allowances for identified problem loans and portfolio segments and

         --       The unallocated allowance.

         Bancorp's allowance incorporates the results of measuring impaired loans as provided in: Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures concerning impaired loans.

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

         Recently acquired loan portfolios are reviewed and an overall assessment is made using Bancorp's methodology as to the adequacy of the loan portfolios, and any necessary adjustments to the allowance are made as they are identified. A detailed review of the acquired loan portfolio follows, and Bancorp's loan grading system is then applied to the portfolio. Any further adjustments to the allowance are recorded in the period they are identified.

          The following table summarizes the Banks' allowance for loan losses, charge-offs and recovery activity:

                                                   Three months ended      Year ended
(Dollars in thousands)                               March 31, 1999      December 31, 1998
 --------------------                              ------------------    -----------------
Loans outstanding at end of period ...........         $ 879,518           $ 862,052

Average loans outstanding during the period ..         $ 869,146           $ 816,240

Allowance for loan losses, beginning of period         $  12,453           $  10,451
Recoveries:
  Commercial .................................                 4                 298
  Real Estate ................................                23                  47
  Installment and consumer ...................                27                  63
                                                       ---------           ---------
  Total recoveries ...........................                54                 408
Loans charged off:
  Commercial .................................               116                 853
  Real Estate ................................                76                  39
  Installment and consumer ...................               103                 414
                                                       ---------           ---------
  Total loans charged off ....................               295               1,306
                                                       ---------           ---------
Net loans charged off ........................              (241)               (898)

Provision for loan losses ....................               510               2,900
                                                       ---------           ---------

Allowance for loan losses, end of period .....         $  12,722           $  12,453
                                                       =========           =========

Ratio of net loans charged off
  to average loans outstanding (1) ...........               .11%                .11%

Ratio of allowance for loan losses
  to loans at end of period ..................              1.45%               1.44%


(1) The ratio for the three months ended March 31, 1999 has been annualized.

         At March 31, 1999, Bancorp's allowance for loan loss was $12.7 million, or 1.45 percent of total loans, and 251.67 percent of total nonperforming assets, compared with an allowance for loan losses at December 31, 1998 of $12.4 million, or 1.44 percent of total loans, and 217.41 percent of total nonperforming assets.

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

         During the first quarter of 1999, net loans charged off were $241,000, compared to $898,000 during the full year of 1998. The percentage of net loans charged off to average loans outstanding was 0.11 percent at March 31, 1999, and at December 31, 1998. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

         At March 31, 1999, the provision for loan loss exceeded the net loans charged off during the period, reflecting managements belief, based on the foregoing analysis, that there are additional losses inherent in the loan portfolio. There can be no assurance that the adverse impact of any of these conditions on Bancorp will not be in excess of the range set forth above. Readers are referred to management's "Forward Looking Statement Disclosure" in connection with this section.

INVESTMENT PORTFOLIO

         The following table shows the carrying value of the Banks' portfolio of investments:

                                                          March 31,       December 31,
(Dollars in thousands)                                      1999             1998
 --------------------                                     --------        ------------
Investments available for sale (At Fair Value)
U.S. Treasury securities ........................         $  4,040         $  6,065
U.S. Government agency securities ...............           94,906           88,856
Corporate securities ............................           24,452           34,682
Mortgage-backed securities ......................            5,612            6,517
Obligations of state and political subdivisions .          108,397          107,689
Other securities ................................            9,643            9,462
                                                          --------         --------
       Total ....................................         $247,050         $253,271

Investments held to maturity (At Historical Cost)
Obligations of state and political subdivisions .         $     --         $  2,696
                                                          --------         --------
       Total ....................................         $     --         $  2,696

       Total Investment Portfolio ...............         $247,050         $255,967
                                                          ========         ========

         Under the provisions of SFAS NO. 133, and in connection with the adoption of SFAS 133, Bancorp reclassified investment securities carried at $2,695,531 with a market value of $2,909,000 from the held to maturity classification to the available for sale classification in the first quarter of 1999.

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

         AWARENESS. The Company has completed several projects designed to promote awareness of year 2000 issues throughout our organization and our customer base. These projects include mailing information brochures to deposit and loan customers, providing training for lending officers and other staff, assigning a compliance officer to answer customer questions, responding to vendor, customer, and shareholder inquiries, and providing year 2000 information and progress updates on the Company's web site. A second information brochure is currently being distributed to Bank customers.

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

                  Last year, the Company's lending personnel examined its current loan portfolios and identified our key business customers. The Company contacted these customers and requested information regarding their preparation for the year 2000. The Company then assessed the responses received to identify the risk of loan defaults due to the effects of the year 2000 on the businesses of key business customers. The Company is monitoring on a quarterly basis those business borrowers who appear to have higher risk than others with respect to year 2000 issues. In addition, the Company will continue to assess new loan applicants for year 2000 risks. For more information see below, under "The Risks of the Company's Year 2000 Issues."

         TESTING. Updating and testing of the Company's mission-critical automated systems is currently underway. During the first round of testing, all mission-critical systems were tested to verify that dates in the year 2000 are being appropriately recognized and processed. A second round of testing, conducted to verify first round results using an alternative methodology, is also substantially complete. To date, testing has revealed no material year 2000 compliance issues related to mission-critical automated systems that cannot be remedied before the year 2000. The Company plans to conduct a final round of testing on its mission-critical automated systems during the fourth quarter of 1999.

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

         Bancorp's estimated budget for year 2000 costs and expenses is as follows:

       Item                               1998             1999            Total
       ----                             --------         --------         --------
Anticipated Personnel Costs             $100,000         $105,000         $205,000
Telephone Banking Equipment (2)           75,000               --           75,000
Personal Computers (2)                    29,500          117,500          147,000
ATM Upgrades                                  --           25,000           25,000
Third Party Consulting (3)                30,000           35,000           65,000
                                        --------         --------         --------
Totals                                  $234,500         $282,500         $517,000
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

2. The Bank lends significant amounts to businesses in its market areas. If these businesses are adversely affected by year 2000 issues, their ability to repay loans could be impaired. This increased credit risk could affect the Company's financial performance. Management is currently monitoring the year 2000 compliance efforts of its significant business loan customers as described above under the "Assessment" segment of the "Introduction." To date, as a precaution, Management has increased the Company's loan loss reserves by about $450,000 to provide for potential losses from loan defaults due to year 2000 risks. As the Company continues to monitor risk in this area, it may increase or decrease loan loss reserves as appropriate in the future.

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

5. Bancorp's subsidiary West Coast Trust provides investment advisory services to certain customers, including an open-end mutual fund administered by an investment company registered under the Investment Advisors Act of 1940. Management is currently assessing the material risks of the activities of West Coast Trust and is monitoring the year 2000 compliance activities of the investment company administering the open-end mutual fund. Management also continues to monitor the year 2000 compliance activities of the third party broker-dealer that sells certain non-deposit investment products to customers of the Bank and West Coast Trust.

6. The Company's ability to serve customers in the year 2000 could be affected by factors outside its control, such as communications abilities and access to utilities, such as electricity, water, telephone, and others, to the extent access or service is interrupted due to the effects of year 2000 issues on these and other utilities.

         THE COMPANY'S CONTINGENCY PLANS. In addition to the contingency plans described above under "The Risks of the Company's Year 2000 Issues," the Company is developing a Business Interruption Contingency Plan ("BIC Plan"). This BIC Plan is currently being finalized, and the Company expects to submit it to its board of directors for final approval during the second quarter of 1999. The BIC Plan will contain information pertinent to maintaining the successful operation of each major business line of the Company. Based on the Company's current assessment, it is anticipated that the BIC Plan will address such matters as (1) Company policies and procedures relating to staffing and employee resources during the critical time periods before and after the year 2000, (2) maintenance of external and internal communications, (3) plans for maintaining critical business operations, (4) steps for contingency plan implementation, (5) timelines or timing guidelines for contingency plan implementation, and (6) guidelines or procedures to be followed if it becomes necessary to implement a contingency plan with respect to a major business line. In addition, if the Company identifies a material problem with a mission-critical system, the Company will develop an appropriate contingency plan for operation or recovery, as possible and appropriate, should that system fail in the year 2000. Certain circumstances may occur for which there are no satisfactory contingency plans. For more information see above under "The Risks of the Company's Year 2000 Issues."

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

         Bancorp is currently slightly liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, therefore, a significant increase in market rates of interest or a flattening interest rate yield curve could adversely affect net interest income. In contrast, a decreasing rate environment or a steepening interest rate yield curve may slightly improve Bancorp's margin. Further, the effects of a flattening yield curve could more adversely affect Bancorp's margin than any benefits received from a decreasing rate environment. Bancorp attempts to continue to limit its loss exposure through managing the repricing characteristics of its assets and liabilities. Bancorp has also placed increased emphasis on its non-interest revenue products to additionally stabilize earnings strength.

         It should be noted that the simulation model does not take into account future management actions that could be undertaken, if there were a change in actual market interest rates during the year. Also, certain assumptions are required to perform modeling simulations that may have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and future expected pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly by external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Any merger activity will also have an impact on Bancorp's asset/liability position as new assets are acquired and added. Management has assessed these risks and believes that there has been no material change since December 31, 1998.

                           PART II. OTHER INFORMATION

Item 101.      Legal Proceedings

        On May 11, 1999, the Bank and Bancorp were served with a summons and complaint with respect to an alleged financing commitment. The lawsuit, filed by Edward A. Fischer and Marianne M. Fischer ("Plaintiffs"), is currently pending in the Circuit Court of the State of Oregon for the County of Multnomah. Plaintiffs are seeking damages in excess of $4.6 million or specific performance of the alleged agreement. The Bank denies the existence of any agreement or commitment to Plaintiffs.


        Based on the facts known at this time, counsel for the Bank has advised that any losses, if any, arising out of this matter would probably not exceed the Bank's applicable insurance coverage limits. Management is currently in contact with Bancorp's insurance carrier regarding this matter. To date, the insurance carrier has neither confirmed nor denied coverage.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

         27       Financial Data Schedule for Form 10-Q.

(b) During the three months ended March 31, 1999, West Coast Bancorp filed the following current report on Form 8-K:

                  None

SIGNATURES

As required by the Securities Exchange Act of 1934, this report is signed on registrant's behalf by the undersigned authorized officers.

                                        WEST COAST BANCORP
                                        (Registrant)



Dated: May 13, 1999                     /s/ Victor L. Bartruff
                                        ----------------------------------------
                                        Victor L. Bartruff
                                        President and Chief Executive Officer



Dated: May 13, 1999                     /s/ Donald A. Kalkofen
                                        ----------------------------------------
                                        Donald A. Kalkofen
                                        Executive Vice President and
                                        Chief Financial Officer