Form 10-Q
period 1999-06-30
WEST COAST BANCORP /NEW/OR/
filed 1999-08-13
CIK 717059

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        ---------------------------------

                                    Form 10-Q



            [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Quarter Ended June 30, 1999

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

Common Stock, no par value, outstanding on July 31, 1999: 14,014,086

                                TABLE OF CONTENTS

PART I.    Financial Information

  Item 1.    Financial Statements                                             Page
                                                                              ----
             Consolidated Balance Sheets -
             June 30, 1999 and December 31, 1998................................3

             Consolidated Statements of Income -
             Three months and six months ended June 30, 1999 and 1998...........4

             Consolidated Statements of Cash Flows -
             Six months ended June 30, 1999 and 1998............................5

             Consolidated Statements of Changes in Stockholders' Equity.........6

             Notes to Consolidated Financial Statements.........................7

  Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................14

  Item 3.    Quantitative and Qualitative Disclosures About Market Risk........29

PART II.   Other Information

  Item 101.  Legal Proceedings.................................................30

  Item 4.    Submissions of Matters to a Vote of Security Holders..............31

  Item 6.    Exhibits and Reports on Form 8-K..................................32

             Signatures........................................................33

                          PART I. FINANCIAL INFORMATION
Item 1.
                               WEST COAST BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,             December 31,
                                                                   1999                   1998
                                                             ---------------         ---------------
                                                               (Unaudited)
ASSETS:
Cash and cash equivalents:
      Cash and due from banks .......................        $    62,376,425         $    80,923,069
      Interest-bearing deposits in other banks ......                  9,842                 568,825
                                                             ---------------         ---------------
           Total cash and cash equivalents ..........             62,386,267              81,491,894
Investment securities:
      Investments available for sale ................            234,294,355             253,271,239
      Investments held to maturity ..................                     --               2,695,531
                                                             ---------------         ---------------
           Total investment securities ..............            234,294,355             255,966,770

Loans held for sale .................................              4,333,743              15,972,711

Loans ...............................................            901,738,867             862,052,215
Allowance for loan loss .............................            (13,058,234)            (12,452,694)
                                                             ---------------         ---------------
      Loans, net ....................................            888,680,633             849,599,521
Premises and equipment, net .........................             30,345,095              29,689,405
Intangible assets ...................................              2,531,518               2,727,564
Other assets ........................................             21,919,034              19,975,557
                                                             ---------------         ---------------
           Total assets .............................        $ 1,244,490,645         $ 1,255,423,422
                                                             ===============         ===============

              LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES:
Deposits:
      Demand ........................................        $   192,094,682         $   205,408,337
      Savings and interest-bearing demand ...........            538,453,462             559,211,508
      Certificates of deposits ......................            358,253,911             343,837,191
                                                             ---------------         ---------------
           Total deposits ...........................          1,088,802,055           1,108,457,036

Short-term borrowings ...............................             14,300,000                      --
Other liabilities ...................................              6,745,641               9,481,233
Long-term borrowings ................................             19,474,271              20,259,985
                                                             ---------------         ---------------
           Total liabilities ........................          1,129,321,967           1,138,198,254

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock: no par value, none issued;
      10,000,000 shares authorized
Common stock: no par value, 50,000,000 shares
      Authorized; shares issued and outstanding
      14,064,086 and 14,235,931 respectively ........             17,580,108              17,794,914
Additional paid-in capital ..........................             62,048,067              66,474,468
Retained earnings ...................................             36,714,139              29,392,264
Accumulated other comprehensive income (loss) .......             (1,173,636)              3,563,522
                                                             ---------------         ---------------
      Total stockholders' equity ....................            115,168,678             117,225,168
                                                             ---------------         ---------------
           Total liabilities and stockholders' equity        $ 1,244,490,645         $ 1,255,423,422
                                                             ===============         ===============



The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                           Three months ended                      Six months ended
                                                               June 30,                               June 30,
                                                    ------------------------------        ------------------------------
                                                        1999              1998               1999               1998
                                                    -----------        -----------        -----------        -----------
                                                              (Unaudited)                          (Unaudited)
INTEREST INCOME
Interest and fees on loans .................        $20,370,422        $20,435,332        $40,448,396        $40,648,220
Interest on taxable investment securities ..          2,228,953          2,063,646          4,752,860          4,110,395
Interest on nontaxable investment securities          1,124,995            969,152          2,255,323          1,864,092
Interest from other banks ..................             77,869            399,219            149,996            945,089
Interest on federal funds sold .............             17,668             28,794             26,283             35,146
                                                    -----------        -----------        -----------        -----------
      Total interest income ................         23,819,907         23,896,143         47,632,858         47,602,942

INTEREST EXPENSE
Savings and interest-bearing demand ........          4,048,979          4,045,863          7,995,986          8,006,396
Certificates of deposit ....................          4,489,939          4,379,463          8,983,875          8,661,893
Short-term borrowings ......................            104,633            115,540            215,551            400,266
Long-term borrowings .......................            241,393            462,502            497,665            918,903
                                                    -----------        -----------        -----------        -----------
      Total interest expense ...............          8,884,944          9,003,368         17,693,077         17,987,458
                                                    -----------        -----------        -----------        -----------
NET INTEREST INCOME ........................         14,934,963         14,892,775         29,939,781         29,615,484
PROVISION FOR LOAN LOSS ....................            450,000            495,000            960,000          1,980,415
                                                    -----------        -----------        -----------        -----------
NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSS ............         14,484,963         14,397,775         28,979,781         27,635,069

NONINTEREST INCOME
Service charges on deposit accounts ........          1,144,297          1,121,235          2,302,338          2,207,353
Gains on sales of loans ....................          1,009,900          1,880,784          2,245,666          2,975,181
Other service charges, commissions and fees           1,081,827            867,070          2,112,952          1,656,074
Trust revenue ..............................            587,832            518,067          1,115,860          1,304,544
Loans servicing fees .......................             84,152            169,069            240,117            312,481
Other ......................................             73,002            233,423            557,232            401,511
Net gains on sales of securities ...........            101,459            150,095            204,364            250,981
                                                    -----------        -----------        -----------        -----------
      Total noninterest income .............          4,082,469          4,939,743          8,778,529          9,108,125

NONINTEREST EXPENSE
Salaries and employee benefits .............          6,474,984          7,473,181         13,437,913         14,738,944
Equipment ..................................          1,208,981          1,363,403          2,476,573          2,576,896
Occupancy ..................................            867,005            804,993          1,742,322          1,619,131
Marketing ..................................            551,861            362,698            911,259            749,934
Communication ..............................            392,608            371,680            818,396            748,480
Professional fees ..........................            355,054            360,055            682,658            780,699
Printing and office supplies ...............            252,264            351,174            540,806            759,656
Restructuring charges ......................            303,290                 --            707,863                 --
Other noninterest expense ..................          1,678,949          1,794,971          3,513,198          4,063,477
                                                    -----------        -----------        -----------        -----------
      Total noninterest expense ............         12,084,996         12,882,155         24,830,988         26,037,217

INCOME BEFORE INCOME TAXES .................          6,482,436          6,455,363         12,927,322         10,705,977
PROVISION FOR INCOME TAXES .................          1,987,018          2,099,503          4,051,828          3,603,510
                                                    -----------        -----------        -----------        -----------
NET INCOME .................................        $ 4,495,418        $ 4,355,860        $ 8,875,494        $ 7,102,467
                                                    ===========        ===========        ===========        ===========

      Basic earnings per share .............        $       .32        $       .31        $       .63        $       .51
      Diluted earnings per share ...........        $       .31        $       .30        $       .61        $       .48



The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 Six months ended
                                                                                     June 30,
                                                                         ---------------------------------
                                                                             1999                 1998
                                                                         ------------         ------------
                                                                                   (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net income ......................................................        $  8,875,494         $  7,102,467
Adjustments to reconcile net income to net cash
      provided by operating activities:
      Depreciation and amortization of premises and equipment ...           1,744,825            1,459,342
      Amortization of intangibles ...............................             196,046              222,461
      Net (gain) on sales of available for sale investments .....            (204,364)            (250,981)
      Provision for loan losses .................................             960,000            1,980,415
      Decrease (increase) in interest receivables ...............             421,338             (610,554)
      (Increase) decrease in other assets .......................          (2,364,815)              94,099
      Net cash provided by loans held for sale ..................          11,638,968              439,178
      Increase (decrease) in interest payable ...................             954,494              (42,560)
      (Decrease) in other liabilities ...........................          (3,690,086)            (969,060)
      Tax benefit associated with stock options .................             416,492            1,189,902
                                                                         ------------         ------------
           Net cash provided by operating activities ............          18,948,392           10,614,709

CASH FLOWS FOR INVESTING ACTIVITIES

Proceeds from maturities of investment securities:
      Available for sale ........................................          37,685,303           22,798,055
      Held to maturity ..........................................                  --               17,662
Proceeds from sales of available for sale investment securities .          11,732,703            5,512,295
Purchase of investment securities:
      Available for sale ........................................         (32,278,385)         (40,867,703)
Loans made to customers greater than principal collected on loans         (40,041,112)         (44,272,592)
Capital expenditures ............................................          (2,400,515)          (3,247,273)
                                                                         ------------         ------------
      Net cash used in investing activities .....................         (25,302,006)         (60,059,556)

CASH FLOWS FROM FINANCING ACTIVITIES

Net (decrease) increase in demand, savings and interest
      bearing transaction accounts ..............................         (34,071,701)          30,857,925
Net increase in proceeds from sales of certificates of deposits
      greater than payments for maturing time deposits ..........          14,416,720           23,930,764
Proceeds from long-term borrowings ..............................                  --           11,000,000
Payments on long-term borrowings ................................            (785,714)          (1,571,429)
Net increase (decrease) in short-term borrowings ................          14,300,000          (27,852,000)
Redemption of common stock for stock repurchase plan ............          (5,778,001)                  --
Sales of common stock, net ......................................             720,302            1,469,247
Dividends paid and cash paid for fractional shares ..............          (1,553,619)          (1,284,185)
                                                                         ------------         ------------
      Net cash (used) provided by financing activities ..........         (12,752,013)          36,550,322
                                                                         ------------         ------------

NET (DECREASE) IN CASH AND CASH EQUIVALENTS .....................         (19,105,627)         (12,894,525)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................          81,491,894           98,817,658
                                                                         ------------         ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................        $ 62,386,267         $ 85,923,133
                                                                         ============         ============


The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                              Additional
                                                             Common Stock                       Paid-In              Retained
                                                       Shares              Amount               Capital              Earnings
                                                    ----------         -------------         -------------         -------------
BALANCE, December 31, 1997 ..............           12,606,009         $  15,757,511         $  43,213,086         $  40,599,130

Comprehensive income:
Net income ..............................                   --                    --                    --            14,058,671
Other comprehensive income, net of tax:
Net unrealized investment gains .........                   --                    --                    --                    --
    Reclassification adjustment for gains
             included in net income .....                   --                    --                    --                    --

Other comprehensive income, net of tax ..                   --                    --                    --                    --


Comprehensive income ....................


Cash dividends, $.21 per common
  share .................................                   --                    --                    --            (2,972,623)
Sale of common stock pursuant to
  stock options plans ...................              412,485               515,606             2,209,761                    --
Redemption of stock pursuant to
  stock options plans ...................              (23,422)              (29,278)             (440,805)                   --
Common stock repurchased and retired ....              (50,000)              (62,500)             (966,530)                   --
10 percent stock dividend ...............            1,291,627             1,614,535            20,666,030           (22,280,565)
Cash paid for fractional shares .........                 (768)                 (960)                   --               (12,349)
Tax benefit associated with stock
  options ...............................                   --                    --             1,792,926                    --
                                                    ----------         -------------         -------------         -------------
BALANCE, December 31, 1998 ..............           14,235,931         $  17,794,914         $  66,474,468         $  29,392,264

Comprehensive income:
Net income ..............................                   --                    --                    --             8,875,494
Other comprehensive (loss), net of tax:
Net unrealized investment (loss) ........                   --                    --                    --                    --
Cumulative effect of change in
          accounting principle ..........                   --                    --                    --                    --
Reclassification adjustment for gains
          included in net income ........                   --                    --                    --                    --

Other comprehensive (loss), net of tax ..                   --                    --                    --                    --

Comprehensive income ....................

Cash dividends, $.11 per common
  share .................................                   --                    --                    --            (1,553,619)
Sale of common stock pursuant to
  stock options plans ...................              159,845               199,806             1,112,987                    --
Redemption of stock pursuant to
  stock option plans ....................              (31,690)              (39,612)             (552,879)                   --
Common stock repurchased and retired ....             (300,000)             (375,000)           (5,403,001)                   --
Tax benefit associated with stock
  options ...............................                   --                    --               416,492                    --
                                                    ----------         -------------         -------------         -------------
BALANCE, June 30, 1999 ..................           14,064,086         $  17,580,108         $  62,048,067         $  36,714,139
                                                    ==========         =============         =============         =============




                                                        Accumulated
                                                           Other
                                                       Comprehensive
                                                           Income                  Total
                                                        -------------         -------------
BALANCE, December 31, 1997 ..............               $   1,570,591         $ 101,140,318

Comprehensive income:
Net income ..............................                          --            14,058,671
Other comprehensive income, net of tax:
Net unrealized investment gains .........                          --             2,207,313
    Reclassification adjustment for gains
             included in net income .....                          --              (214,382)
                                                                              -------------
Other comprehensive income, net of tax ..                   1,992,931             1,992,931
                                                                              -------------

Comprehensive income ....................                                        16,051,602
                                                                              =============

Cash dividends, $.21 per common
  share .................................                          --            (2,972,623)
Sale of common stock pursuant to
  stock options plans ...................                          --             2,725,367
Redemption of stock pursuant to
  stock options plans ...................                          --              (470,083)
Common stock repurchased and retired ....                          --            (1,029,030)
10 percent stock dividend ...............                          --                    --
Cash paid for fractional shares .........                          --               (13,309)
Tax benefit associated with stock
  options ...............................                          --             1,792,926
                                                        -------------         -------------
BALANCE, December 31, 1998 ..............               $   3,563,522         $ 117,225,168

Comprehensive income:
Net income ..............................                          --             8,875,494
Other comprehensive (loss), net of tax:
Net unrealized investment (loss) ........                          --            (4,994,293)
Cumulative effect of change in
          accounting principle ..........                          --               131,369
Reclassification adjustment for gains
          included in net income ........                          --               125,766
                                                                              -------------
Other comprehensive (loss), net of tax ..                  (4,737,158)           (4,737,158)
                                                                              -------------
Comprehensive income ....................                                         4,138,336
                                                                              =============
Cash dividends, $.11 per common
  share .................................                          --            (1,553,619)
Sale of common stock pursuant to
  stock options plans ...................                          --             1,312,793
Redemption of stock pursuant to
  stock option plans ....................                          --              (592,491)
Common stock repurchased and retired ....                          --            (5,778,001)
Tax benefit associated with stock
  options ...............................                          --               416,492
                                                        -------------         -------------
BALANCE, June 30, 1999 ..................               $  (1,173,636)        $ 115,168,678
                                                        =============         =============



The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements include the accounts of West Coast Bancorp (Bancorp or the Company) which operates its wholly-owned subsidiaries, West Coast Bank (Bank), West Coast Trust, Centennial Funding Corporation and Totten, Inc. after elimination of intercompany transactions and balances.

        The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and six months ended June 30, 1999 are not necessarily indicative of results to be anticipated for the year ending December 31, 1999, or other future periods.

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

3. BUSINESS COMBINATIONS

        Effective February 28, 1998, Bancorp completed its acquisition of Centennial Holdings, Ltd. in Olympia, Washington. Its principal business activities were conducted through Centennial Bank, which was merged into West Coast Bank on December 31, 1998. The acquisition of Centennial Holdings, Ltd. was accounted for as a pooling-of-interests. The historical consolidated financial statements have been restated and include the accounts and results of operations of Centennial Holdings, Ltd.

4. ACCOUNTING CHANGES

        In 1998, the Financial Accounting Standards Board issued SFAS NO. 133, "Accounting for Derivative Instruments and Hedging Activities". The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value.

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

5. RESTRUCTURING CHARGES

        As previously disclosed, the 1999 results have been impacted by one-time costs resulting from the consolidation of the Company's affiliate banks into one entity, called West Coast Bank. The consolidation was completed on December 31, 1998. Bancorp has expensed $4.63 million in costs for the consolidation, including costs related to a severance plan, signage, data conversions, marketing, regulatory and administrative items. While the Company still expects to make further severance payouts, and has accrued for certain conversion costs, these costs have been recognized as expenses in the results of operations since the inception of the consolidation in the third quarter of 1998 through June 30, 1999. The Company does not anticipate incurring any additional significant restructuring expenses in future quarters. Of the one-time expenses, $404,573 were expensed in the first quarter of 1999, and $303,290 were expensed in the second quarter of 1999 as restructuring charges.

        Total restructuring charges of $1.92 million were accrued in the fourth quarter of 1998 to cover anticipated costs of $1.73 million for the severance program and personnel related expenditures, with the remaining $188,000 in costs reserved for marketing and professional fees incurred but not yet paid. As of June 30, 1999, Bancorp has an accrual for the restructuring charges of $1,020,000 of which $700,000 is for severance and employment costs and the remaining amount is for unpaid professional fees and conversion costs. During the first and second quarter of 1999, $797,000 of the severance and employee related program costs and marketing and professional fees have been charged against the accrual. During the second quarter of 1999 Bancorp reduced its expected severance accrual by $248,000 and increased the accrual by $305,000 for professional fees and conversion costs already incurred but not yet paid. The following table summarizes the accrued restructuring charges utilized in the first and second quarters of 1999.

(Dollars in Thousands)                                       June 30, 1999
----------------------                                       -------------
Balance, accrued restructuring charges, December 31, 1998        $1,760
Provision for restructure charges first quarter 1999 ....            --
Utilization first quarter 1999:
     Cash ...............................................           589
     Noncash ............................................            --
                                                                 ------
Total Utilization .......................................           589
                                                                 ------
Balance, accrued restructuring charges, March 31, 1999 ..        $1,171

Provision for restructure charges second quarter 1999 ...            57
Utilization second quarter 1999:
     Cash ...............................................           208
     Noncash ............................................            --
                                                                 ------
Total Utilization .......................................           208
                                                                 ------
Balance, accrued restructuring charges, June 30, 1999 ...        $1,020
                                                                 ======


6. STOCKHOLDERS' EQUITY

        The Board of Directors declared a quarterly cash dividend of $.055 per share during each of the first and second quarters of 1999. A dividend of $.045 per share was declared in the first and second quarter of 1998. A 10 percent stock dividend was also declared in the third quarter of 1998. All per share amounts have been restated to retroactively reflect stock dividends and stock splits previously reported.

7. SUPPLEMENTAL CASH FLOW INFORMATION

        For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

        Bancorp paid $16,739,000 and $18,030,018 for interest in the six months ended June 30, 1999 and 1998, respectively. Income taxes paid were $3,985,000 and $2,170,934 in the six months ended June 30, 1999 and 1998, respectively.

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

9. COMPREHENSIVE INCOME

        Bancorp adopted SFAS No. 130 "Reporting Comprehensive Income" in 1998. This statement established standards for reporting and displaying comprehensive income and its components. The following table displays the components of other comprehensive income:

                                                                            Three Months ended           Six Months ended
                                                                               June 30,                       June 30,
                                                                       -----------------------         -----------------------
(Dollars in thousands)                                                   1999            1998            1999            1998
                                                                       -------         -------         -------         -------
Unrealized gains on securities:
Unrealized holding losses arising during the period ...........        $(5,382)        $    75         $(8,074)        $  (206)
Tax  benefit ..................................................          2,064             (24)          3,080              89
                                                                       -------         -------         -------         -------
Unrealized holdings losses arising during the period, after tax         (3,318)             51          (4,994)           (117)

Cumulative effect of change in accounting principle ...........             --              --         $   213              --
Tax expense ...................................................             --              --             (82)             --
                                                                       -------         -------         -------         -------
Cumulative effect of change in accounting principle after tax .             --              --             131              --

Less: Reclassification adjustment for gains  realized in income        $   101         $   150         $   204         $   251
   tax (expenses) benefit

Tax expense ...................................................            (38)            (57)            (78)            (96)
                                                                       -------         -------         -------         -------
Net unrealized gains ..........................................             63              93             126             155
                                                                       -------         -------         -------         -------
Other comprehensive income (loss) .............................        $(3,255)        $   144         $(4,737)        $    38
                                                                       =======         =======         =======         =======

10. EARNINGS PER SHARE

        The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:


                                                     Weighted
                                                      Average         Per-Share
                                   Net Income         Shares           Amount
                                  --------------------------------------------
                                       Three Months ended June 30, 1999
                                  --------------------------------------------
Basic earnings per share .        $4,495,418        14,103,731        $   0.32
Stock options ............                             331,971
Diluted earnings per share        $4,495,418        14,435,702        $   0.31


                                         Three Months ended June 30, 1998
                                  --------------------------------------------
Basic earnings per share .        $4,355,860        14,126,938        $   0.31
Stock options ............                             590,186
Diluted earnings per share        $4,355,860        14,717,124        $   0.30



                                                    Weighted
                                                     Average         Per-Share
                                  Net Income          Shares           Amount
                                  --------------------------------------------
                                          Six Months ended June 30, 1999
                                  --------------------------------------------
Basic earnings per share .        $8,875,494        14,139,865        $   0.63
Stock options ............                             370,174
Diluted earnings per share        $8,875,494        14,510,039        $   0.61


                                         Six Months ended June 30, 1998
                                  --------------------------------------------
Basic earnings per share .        $7,102,467        14,022,703        $   0.51
Stock options ............                             671,773
Diluted earnings per share        $7,102,467        14,694,476        $   0.48


Bancorp for the periods reported had no reconciling items between net income and income available to common shareholders.

11. SEGMENT AND RELATED INFORMATION

        Bancorp adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998, which established standards for the way enterprises report information about operating segments.

        During 1998, Bancorp operated four community banks; these banks were consolidated into one banking entity at December 31,1998. Until late in 1998, separate management teams managed the four banks, relying on common support services offered through the parent Company. The four banks operated in Oregon and Washington, where the economic and regulatory factors were similar for the banks; three of the four banks shared the Portland, Oregon market. The banks used similar means of branch networks, marketing and technology to deliver similar loan and deposit products and services. Following the consolidation to a single banking entity, the Bank operates 42 branch offices, and has realigned management resources into a single team. Through the consolidation to a one-bank structure, Bancorp has aggregated its historical banking operations into a single segment as shown below.

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

(Dollars in thousands)                                  Three months ended June 30, 1999
                                         Banking           Other          Intersegment       Consolidated
                                       ----------        ----------        ----------         ----------
Interest income ...............        $   23,783        $       65        $      (28)        $   23,820
Interest expense ..............             8,913                --               (28)             8,885
                                       ----------        ----------        ----------         ----------
     Net interest income ......            14,870                65                --             14,935
                                       ----------        ----------        ----------         ----------
Provision for loan loss .......               450                --                --                450
Noninterest income ............             3,551               596               (65)             4,082
Restructuring charges .........               303                --                --                303
Noninterest expense ...........            11,241               606               (65)            11,782
                                       ----------        ----------        ----------         ----------
     Income before income taxes             6,427                55                --              6,482
Provision for income taxes ....             1,968                19                --              1,987
                                       ----------        ----------        ----------         ----------
Net income ....................        $    4,459        $       36        $       --         $    4,495
                                       ==========        ==========        ==========         ==========

Depreciation and amortization .        $      972        $        8        $       --         $      980
Assets ........................        $1,242,641        $    6,928        $   (5,078)        $1,244,491
Loans, net ....................        $  888,681        $       --        $       --         $  888,681
Deposits ......................        $1,094,204        $       --        $   (5,402)        $1,088,802
Equity ........................        $  107,263        $    7,906        $      N/A         $  115,169

(Dollars in thousands)                                  Three months ended June 30, 1998
                                        Banking            Other           Intersegment       Consolidated
                                       ----------        ----------         ----------         ----------
Interest income ...............        $   23,879        $       32         $      (15)        $   23,896
Interest expense ..............             9,018                --                (15)             9,003
                                       ----------        ----------         ----------         ----------
     Net interest income ......            14,861                32                 --             14,893
                                       ----------        ----------         ----------         ----------
Provision for loan loss .......               495                --                 --                495


Noninterest income ............             4,294             2,427             (1,781)             4,940
Restructuring charges .........                --                --                 --                 --
Noninterest expense ...........            11,357             3,307             (1,781)            12,883
                                       ----------        ----------         ----------         ----------
     Income before income taxes             7,303              (848)                --              6,455
Provision for income taxes ....             2,402              (303)                --              2,099
                                       ----------        ----------         ----------         ----------
Net income ....................        $    4,901        $     (545)        $       --         $    4,356
                                       ==========        ==========         ==========         ==========

Depreciation and amortization .        $      757        $      110         $       --         $      867
Assets ........................        $1,154,350        $   11,392         $   (3,487)        $1,162,255
Loans, net ....................        $  808,783        $       --         $       --         $  808,783
Deposits ......................        $1,016,687        $       --         $   (3,417)        $1,013,270
Equity ........................        $   97,632        $   12,024               $N/A         $  109,656


(Dollars in thousands)                                   Six months ended June 30, 1999
                                         Banking            Other          Intersegment       Consolidated
                                       ----------        ----------         ----------         ----------
Interest income ...............        $   47,580        $      105         $      (52)        $   47,633
Interest expense ..............            17,745                --                (52)            17,693
                                       ----------        ----------         ----------         ----------
     Net interest income ......            29,835               105                 --             29,940
                                       ----------        ----------         ----------         ----------
Provision for loan loss .......               960                --                 --                960
Noninterest income ............             7,757             1,152               (131)             8,778
Restructuring charges .........               708                --                 --                708
Noninterest expense ...........            22,987             1,267               (131)            24,123
                                       ----------        ----------         ----------         ----------
     Income before income taxes            12,937               (10)                --             12,927
Provision for income taxes ....             4,055                (3)                --              4,052
                                       ----------        ----------         ----------         ----------
Net income ....................        $    8,882        $       (7)        $       --         $    8,875
                                       ==========        ==========         ==========         ==========

Depreciation and amortization .        $    1,922        $       19         $       --         $    1,941
Assets ........................        $1,242,641        $    6,928         $   (5,078)        $1,244,491
Loans, net ....................        $  888,681        $       --               $---         $  888,681
Deposits ......................        $1,094,204        $       --         $   (5,402)        $1,088,802
Equity ........................        $  107,263        $    7,906         $      N/A         $  115,169

(Dollars in thousands)                                        Six months ended June 30, 1998
                                         Banking            Other           Intersegment      Consolidated
                                       ----------        ----------         ----------         ----------
Interest income ...............        $   47,557        $       74         $      (28)        $   47,603
Interest expense ..............            18,011                 4                (28)            17,987
                                       ----------        ----------         ----------         ----------
     Net interest income ......            29,546                70                 --             29,616
                                       ----------        ----------         ----------         ----------
Provision for loan loss .......             2,008               (28)                --              1,980
Noninterest income ............             7,633             4,950             (3,475)             9,108
Restructuring charges .........                --                --                 --                 --
Noninterest expense ...........            23,021             6,492             (3,475)            26,038
                                       ----------        ----------         ----------         ----------
     Income before income taxes            12,150            (1,444)                --             10,706
Provision for income taxes ....             4,085              (481)                --              3,604
                                       ----------        ----------         ----------         ----------
Net income ....................        $    8,065        $     (963)        $       --         $    7,102
                                       ==========        ==========         ==========         ==========



Depreciation and amortization .        $    1,455        $      226         $       --         $    1,681
Assets ........................        $1,154,350        $   11,392         $   (3,487)        $1,162,255
Loans, net ....................        $  808,783        $       --         $       --         $  808,783
Deposits ......................        $1,016,687        $       --         $   (3,417)        $1,013,270
Equity ........................        $   97,632        $   12,024         $      N/A         $  109,656


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

RESULTS OF OPERATIONS

Three months ended June 30, 1999 and 1998

        Net Income. Bancorp reported net income of $4,495,418 or $.31 per diluted share, for the three months ended June 30, 1999, compared to $4,355,860 or $.30 per diluted share for the three months ended June 30, 1998. The 1999 second quarter results include $483,000 in non-recurring and restructuring charges ($304,000 after income taxes), resulting from marketing costs to promote the West Coast Bank name and restructuring expenses associated with Bancorp's consolidation of its subsidiary banks. After adjusting for the second quarter non-recurring events, adjusted operating net income was $4,799,000 or $.33 per diluted share, up 10% compared to adjusted operating net income of $4,356,000 or $.30 per diluted share, in the second quarter of 1998. Net interest income increased slightly in the second quarter of 1999 over the comparable period in 1998, due to higher average interest earning assets offset by a declining net interest margin. Noninterest income decreased mainly due to a decrease in gains on sales of loans. This decrease was offset slightly by increases in other service charges, commissions and fees, and service charges on deposit accounts due to an increased customer base, higher transaction volumes, and increases in fee assessments. Total noninterest expenses decreased mainly due to staff reductions and other savings associated with Bancorp's consolidation of its subsidiaries.

        Net Interest Income. Net interest income is the difference between interest income (principally from loan and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume refers to the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities. Bancorp's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Bancorp tends to be slightly liability sensitive, meaning that interest bearing liabilities mature or reprice more quickly than interest earning assets in a given period. Therefore, a significant increase in the market rates of interest or flattening interest rate yield curve could adversely affect net interest income. In contrast, a decreasing interest rate environment or steepening interest rate yield curve may slightly improve Bancorp's margin. Competition, the economy, and the status of the interest rate environment also impact Bancorp's net interest income in any period.

        Net interest income on a tax equivalent basis for the three months ended June 30, 1999 increased $122,000 or .79%, to $15,514,000 from $15,392,000 for the same period in 1998. The increased net interest income was caused mainly by asset growth, offset by a declining net interest margin. Average interest earning assets increased by $90.3 million, or 8.50%, to $1.15 billion in the second quarter of 1999 from $1.06 billion for the same period in 1998, while average interest bearing liabilities increased $71.8 million or 8.36%. The average net interest spread decreased from 5.01% to 4.66%, mainly due to decreased average earning asset yields, which declined 72 basis points from 9.21% to 8.49%. The low/flat interest rate yield curve has caused variable rate repricing on assets over the period, which along with recent new asset generation and increased competitive pricing, have led to the decreasing asset yields. In addition, certain fixed rate loan customers have refinanced their loans at the lower rates over the period. Average rates paid decreased 37 basis points to 3.83% in the second quarter of 1999 from 4.20% for the same period in 1998. Bancorp's net interest margin for the three months ended June 30, 1999 was 5.40%, a decrease of 41 basis points from 5.81% for the comparable period of 1998. The decrease in Bancorp's net interest margin and related yields or spreads are due mainly to a changing interest rate environment, increased pricing competition, and a shift in some of its asset mix. Given these factors, Bancorp could see further declines in its interest margin. Continued anticipated refinance activity caused by the low interest rate environment, continued strong competition in the markets it serves, and other economic factors, could further impact the Company's net interest margin.

        Analysis of Net Interest Income The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

                                                    Three Months Ended
(Dollars in thousands)                                    June 30,
                                                ----------------------------           Increase
                                                     1999              1998            (Decrease)       Change
                                                --------------------------------------------------------------
Interest and fee income(1) ...............      $   24,399        $   24,395         $        4          0.02%
Interest expense .........................           8,885             9,003               (118)        (1.31)%
                                                ----------        ----------         ----------
Net interest income ......................      $   15,514        $   15,392         $      122          0.79%
                                                ==========        ==========         ==========

Average interest earning assets...........      $1,152,563        $1,062,305         $   90,258          8.50%
Average interest bearing liabilities......      $  930,914        $  859,098         $   71,816          8.36%
Average interest earning assets/
     interest bearing liabilities.........          123.81%           123.65%              0.16
Average yields earned(2) .................            8.49%             9.21%             (0.72)
Average rates paid(2) ....................            3.83%             4.20%             (0.37)
Net interest spread(2) ...................            4.66%             5.01%             (0.35)
Net interest margin(2) ...................            5.40%             5.81%             (0.41)

--------------
(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2) These ratios for the three months ended June 30, 1999 and 1998 have been annualized.

        Provision for Loan Loss. Bancorp recorded provisions for loan losses for the second quarter of 1999 and 1998 of $450,000 and $495,000 respectively. Net charge-offs for the second quarter of 1999 were $113,000, compared to net charge-offs of $281,000 for the same period in 1998. At June 30, 1999, the percentage of non-performing assets was 0.36% of total assets, compared to 0.31% one year earlier. Bancorp's allowance for loan losses, as a percentage of total loans was 1.45% at June 30, 1999, compared to 1.46% as of June 30, 1998.

        Noninterest Income. Noninterest income for the second quarter of 1999 was $4,082,469, down $857,274 or 17.35% from $4,939,743 in the like period in
1998. Gains on sales of loans decreased $870,884 to $1,009,900 in 1999 from $1,880,784 in 1998. The decrease in gains on sales of loans was due mainly to decreased activity in the commercial brokerage and residential real estate programs. Other service charges, commissions, and fees increased $214,757 to $1,081,827 from $867,070 or 24.77% in 1999 over 1998. The increases in other service charges, commissions, and fees were due to strong growth in the merchant bankcard program, sales of investment products, and increased ATM related service charges. Service charges on deposit accounts increased to $1,144,297, a 2.06% increase over the same period in 1998, caused mainly by increases in volumes of customers serviced and increases in fee assessments. Trust revenue increased during the second quarter of 1999, as compared to the same period in 1998, due in part to the activity of the equity market and increases in assets under management. Loan servicing fees and other noninterest income decreased in 1999 over 1998. Net gains on the sales of securities were $101,459 through June 30, 1999, compared to $150,095 for the same period one year earlier.

        Noninterest Expense. Noninterest expenses for the second quarter ended June 30, 1999, were $12,084,996, a decrease of $797,159 or 6.19% over the same period in 1998. A restructuring charge of $303,290 impacted the second quarter 1999 noninterest expenses, due to the Company's consolidation of its subsidiary banks. Bancorp's salaries and employee benefits decreased $998,197, or 13.36%, to $6,474,984 in the second quarter ended June 30, 1999, from $7,473,181 for the like period in 1998. Salary and employee benefit expense has declined primarily as a result of Bancorp's restructuring efforts. At June 30, 1999, Bancorp employed 649 staffing positions compared to 735 at June 30, 1998. Equipment and printing and office supplies expenses and other expenses decreased in the second quarter compared to the same period in 1998, as Bancorp realized efficiencies in operations following its more recent acquisitions and its restructuring efforts. Equipment expense decreased $154,422 or 11.33% in the second quarter of 1999 over 1998. Bancorp continues to invest in technological improvements and expansion; occupancy and communications expenses are higher in the second quarter of 1999 over the same period in 1998, due mainly to growth and expansion including additions of new branches, products and services over the period. Marketing expenses increased $189,163 or 52.15% in the second quarter of 1999 over the same period in 1998, as Bancorp increases its promotion of new and current products. Professional fees incurred for services from outside consultants, accountants, and attorneys are down slightly in the second quarter of 1999, compared to the second quarter of 1998.

Six months ended June 30, 1999 and 1998

        Net Income. Bancorp reported net income of $8,875,494, or $.61 per diluted share, for the six months ended June 30, 1999, compared to $7,102,467, or $.48 per diluted share, for the six months ended June 30, 1998. The 1999 year to date results include $888,000 in non-recurring and restructuring charges ($558,000 after tax) resulting from marketing costs to promote the West Coast Bank name and restructuring expenses associated with Bancorp's consolidation of its subsidiary banks. In addition, the 1998 year to date results were impacted by non-recurring merger related costs of $1,607,000 ($1,060,000 after taxes). After adjusting for these non-recurring events, adjusted operating net income year to date was $9,434,000 or $.65 per diluted share, up 24% compared to adjusted operating net income of $8,163,000 or $.56 per diluted share, for the same period in 1998. Net interest income increased through June 30, 1999, over the comparable period in 1998, due to higher average interest earning assets offset by a declining net interest margin. Noninterest income decreased mainly due to a decrease in gains on sales of loans, trust revenue and loan servicing fees. These decreases were in part offset by increases in other service charges commissions and fees and service charges on deposit accounts, due to an increased customer base, higher transaction volumes, and increases in fee assessments. Total noninterest expenses decreased mainly due to staff reductions and other savings associated with Bancorp's consolidation of its subsidiaries.

        Net Interest Income. Net interest income on a tax equivalent basis for the six months ended June 30, 1999, increased $526,000 or 1.72%, to $31,102,000 from $30,576,000 for the same period in 1998. The increased net interest income was caused mainly by asset growth, offset by a declining net interest margin. Average interest earning assets increased by $98.4 million, or 9.38%, to $1.15 billion in the second quarter of 1999 from $1.05 billion for the same period in 1998, while average interest bearing liabilities increased $71.2 million or 8.32%. The average net interest spread decreased from 5.10% to 4.73%, mainly due to decreased average earning asset yields, which declined 76 basis points from 9.34% to 8.58%. The low/flat interest rate yield curve has caused variable rate repricing on assets over the period, which along with recent new asset generation and increased competitive pricing, have lead to the decreasing asset yields. In addition, certain fixed rate loan customers have refinanced their loans at the lower rates over the period. Average rates paid decreased 39 basis points to 3.85% in the first two quarters of 1999 from 4.24% for the same period in 1998. Bancorp's net interest margin for the six months ended June 30, 1999 was 5.47%, a decrease of 41 basis points from 5.88% for the comparable period of 1998. The decrease in Bancorp's net interest margin and related yields or spreads are due mainly to a changing interest rate environment, increased pricing competition, and a shift in some of its asset mix. Given these factors, Bancorp could see further declines in its interest margin. Continued anticipated refinance activity caused by the low interest rate environment, continued strong competition in the markets it serves, and other economic factors, could further impact the Company's net interest margin.

        Analysis of Net Interest Income The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

                                                     Six Months Ended
(Dollars in thousands)                                   June 30,
                                              ----------------------------         Increase
                                                  1999             1998            (Decrease)        Change
                                              -------------------------------------------------------------
Interest and fee income(1) .............      $   48,795        $   48,563         $      232         0.48%
Interest expense .......................          17,693            17,987               (294)       (1.63)%
                                              ----------        ----------         ----------
Net interest income ....................      $   31,102        $   30,576         $      526         1.72%
                                              ==========        ==========         ==========

Average interest earning assets.........      $1,147,178        $1,048,810         $   98,368         9.38%
Average interest bearing liabilities....      $  926,441        $  855,276         $   71,165         8.32%
Average interest earning assets/
     interest bearing liabilities.......          123.83%           122.63%              1.20
Average yields earned(2) ...............            8.58%             9.34%             (0.76)
Average rates paid(2) ..................            3.85%             4.24%             (0.39)
Net interest spread(2) .................            4.73%             5.10%             (0.37)
Net interest margin(2) .................            5.47%             5.88%             (0.41)

--------------
(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2) These ratios for the six months ended June 30, 1999 and 1998 have been annualized.

        Provision for Loan Loss. Bancorp recorded provisions for loan losses through June of 1999 and 1998 of $960,000 and $1,980,415 respectively. Bancorp's provision was impacted in the first quarter of 1998 by a one time merger-related increase in the provision for loan losses of $1,038,000 related to the Centennial Holdings Ltd. acquisition, to bring its allowance for loan loss methodology in line with Bancorp practices. Net charge-offs through June 30, 1999 were $355,000, compared to net charge-offs of $427,000 for the same period in 1998.

        Noninterest Income. Noninterest income for the first six months of 1999 was $8,778,529, down $329,596 or 3.62% from $9,108,125 in the like period in
1998. Gains on sales of loans decreased $729,515 to $2,245,666 in 1999 from $2,975,181 in 1998, due to decreases in loan sale volume, impacted by the recent interest rate environment lowering the demand for refinance activity. Trust revenue also decreased in the first six months of 1999, as compared to the same period in 1998, due in part to the activity of the equity market and increases in assets under management. Other service charges, commissions, and fees increased $456,878 or 27.59% through June 30, 1999, over the same period in 1998. The increases in other service charges, commissions, and fees were due to strong growth in the merchant bankcard program, sales of investment products, and increased ATM related service charges. Service charges on deposit accounts increased to $2,302,338, a 4.30% increase over the same period in 1998, caused mainly by increases in volumes of customers serviced and increases in fee assessments. Loan servicing fees decreased in the first six months of 1999 compared to 1998. Net gains on the sales of securities were $204,364 through June 30, 1999, compared to $250,981 for the same period one year earlier.

        Noninterest Expense. Noninterest expenses for the six months ended June 30, 1999, were $24,830,988, a decrease of $1,206,229 or 4.63% from $26,037,217 for the same period in 1998. Non-recurring and restructuring charges of $888,000 ($558,000 after tax) impacted the year to date results, due to the Company's recent consolidation of its subsidiary banks. Noninterest expenses through June 30, 1998 include $569,000 related to an acquisition. Bancorp's salaries and employee benefits decreased $1,301,031, or 8.83%, to $13,437,913 through June 30, 1999, from $14,738,944 for the like period in 1998. Salary and employee benefit expense has declined as a result of Bancorp's restructuring efforts. At June 30, 1999, Bancorp employed 649 staffing positions compared to 735 at June 30, 1998. In the three quarters since the restructuring plan was announced, Bancorp has identified, notified or released over 73 staff positions and plans to continue to reduce corporate cost to reach certain desired goals. Equipment and printing and office supplies have decreased in the first six months of 1999 compared to the same period in 1998, as Bancorp realized efficiencies in operations following its more recent acquisitions and its restructuring efforts. Professional fees decreased $98,041 from $780,699 through June 30, 1999 to $682,658 for the same period. Occupancy, communications, and marketing expenses are higher in the first two quarters of 1999 over the same period in 1998, due mainly to growth and expansion including additions of new branches, products and services over the period. Marketing expenses increased $161,325 or 21.51% in 1999 over 1998, due to increased efforts to market Bancorp's name and products. Bancorp opened two new branch offices during the first half of 1999, and now operates 42 branches. Other noninterest expense decreased $555,027 in the first six months of 1999 compared to like period in 1998, due mainly to merger related expenses of $569,000 recognized in the first quarter of 1998.

RESTRUCTURING CHARGES

        For the three months ended June 30, 1999, Bancorp expensed $303,290 in restructuring charges related to its consolidation of its four separate banking affiliates into one entity. For the six months ended June 30, 1999, Bancorp expensed $707,863 in restructuring charges related to its consolidation. The consolidation was completed on December 31, 1998, and new signs on the branch facilities were installed in the first quarter of 1999. In the three quarters since the plan was announced, Bancorp has identified, notified, or released over 73 staff positions. The restructuring liability is being charged as severance and conversion cost payments are made.

        Bancorp has expensed a total of $4.63 million in costs for the consolidation, including costs related to a severance plan, signage, data conversions, marketing, regulatory and administrative items. While Bancorp still expects to make further severance payouts, and has accrued for certain conversion costs, these costs have been recognized as expenses in the results of operations, since the announcement of the consolidation in the third quarter of 1998. The Company does not anticipate incurring significant additional restructuring expenses in future quarters. The Company had originally forecast the cost of the restructure at $5 million. Bancorp was therefore successful in containing its costs below the original forecast.

        Bancorp expects that the consolidation will save approximately $6 million annually. The cost savings will come from the reductions in staff and related overhead, a simplified corporate structure, a reduced regulatory burden and synergies created by unified marketing efforts and name branding. The original plan called for two-thirds of the cost savings to be substantially achieved by third quarter 1999, with the remaining savings to be achieved early in the year 2000. The Company to date has identified and instituted savings and revenue enhancements that make up approximately $5.625 million or 94% of the original estimated income enhancements. Certain of the Company's operations continue to be consolidated into centralized locations during 1999, and additional staffing reductions well be realized following these changes.

        Bancorp's liquidity has not been materially affected by cash outlays related to one-time restructuring charges. Bancorp does not anticipate that future restructuring charges will have a material effect on Bancorp's liquidity.


INCOME TAXES

        During the first six months of 1999, due to an increase in net income before taxes and changes in the mix of taxable and nontaxable income items, the provision for income taxes increased from that of 1998. It is anticipated that Bancorp's tax expense will increase in future periods, both due to an increase in income before taxes and a smaller percentage of Bancorp's income being generated from tax exempt items. Any future merger related capitalized costs may also increase Bancorp's tax provision.

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

        Deposits are Bancorp's primary source of new funds. Total deposits were $1.089 billion at June 30, 1999, compared to $1.108 billion at December 31, 1998. Bancorp does not generally accept brokered deposits. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of a quality product.

        Management anticipates that Bancorp will continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, FHLB, and other borrowings to provide liquidity. Although deposit balances have shown historical growth, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition, customer management of cash resources prior to year 2000 and other factors. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will include Federal Funds purchased, repurchase agreements, and borrowings from the FHLB.

CAPITAL RESOURCES

        The Federal Reserve Bank "FRB" and the Federal Deposit Insurance Corporation "FDIC" have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of June 30, 1999, Bancorp and the Bank are considered "Well Capitalized" per the regulatory risk based capital guidelines.

        Shareholders' equity decreased to $115.2 million at June 30,1999, from $117.2 million at December 31, 1998, a decrease of $2.0 million over that period of time. The decrease is due to a decline in the in the market value of Bancorp's available for sale investment portfolio and Bancorp's activity in its stock repurchase plan. At June 30, 1999, Bancorp's shareholders' equity, as a percentage of total assets, was 9.25%, compared to 9.34% at December 31, 1998. The decrease was primarily the result of Bancorp's equity base decreasing more than a decrease in total assets. Equity decreased 1.75% over the period from December 31, 1998, to June 30, 1999, while assets decreased by .87% over the same period. As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.

(Dollars in thousands)                                    June 30, 1999
                                                   -------------------------
                                                     Amount            Ratio
Tier 1 capital ............................        $  114,394         11.47%
Tier 1 capital minimum requirement ........            39,859          4.00%
                                                   ----------         -----
  Excess over minimum Tier 1 capital.......        $   74,535          7.47%
                                                   ==========         =====

Total capital .............................        $  126,864         12.72%
Total capital minimum requirement .........            79,761          8.00%
                                                   ----------         -----
  Excess over minimum total capital........        $   47,103          4.72%
                                                   ==========         =====

Risk-adjusted assets ......................        $  997,013
                                                   ==========

Leverage ratio ............................                            9.23%
Minimum leverage requirement ..............                            3.00%
                                                                      -----
  Excess over minimum leverage ratio.......                            6.23%
                                                                      =====

Risk-adjusted total assets ................        $1,239,771
                                                   ==========

LENDING AND CREDIT MANAGEMENT

        Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 71.41% of total assets as of June 30, 1999.

        Although the Bank strives to serve the credit needs of its service areas, the primary focus is on real estate related and commercial credits. The Bank makes substantially all its loans to customers located within its service areas. The Bank has no loans defined as highly leveraged transactions by the FRB.

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

                                                    June 30, 1999                   December 31, 1998
                                             -----------------------------------------------------------
(Dollars in thousands)
                                               Amount          Percent          Amount           Percent
                                             ---------         ------          ---------         ------
Commercial ..........................        $ 170,525          19.19%         $ 150,206          17.68%
Real estate construction ............          112,043          12.61            118,171          13.91
Real estate mortgage ................          105,069          11.82            113,661          13.38
Real estate commercial ..............          452,088          50.87            414,169          48.75
Installment and other consumer.......           62,014           6.98             65,845           7.75
                                             ---------         ------          ---------         ------
Total loans .........................          901,739         101.47%           862,052         101.47%

Allowance for loan losses ...........          (13,058)         (1.47)           (12,453)         (1.47)
                                             ---------         ------          ---------         ------

Total loans, net ....................        $ 888,681         100.00%         $ 849,599         100.00%
                                             =========         ======          =========         ======


The following table presents information with respect to nonperforming assets.

(Dollars in thousands)                                                     June 30, 1999   December 31, 1998
                                                                           -------------   ---------------
Loans on nonaccrual status ...........................................         $3,669           $4,565
Loans past due greater than 90 days but not on nonaccrual status......              5               42
Other real estate owned ..............................................            778            1,121
                                                                               ------           ------
Total nonperforming assets ...........................................         $4,452           $5,728
                                                                               ======           ======

Percentage of nonperforming assets to total assets ...................            .36%             .46%


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

        As of June 30, 1999, the Bank had loans to persons serving as directors, officers, principal shareholders and their related interests. These loans were made substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Banks. At June 30, 1999, Bancorp had $5,054,000 of bankers' acceptances. At June 30, 1999, there was no concentration of loans exceeding 10 percent of the total loans to a multiple number of borrowers engaged in a similar business.

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

        The following table summarizes the Banks' allowance for loan losses, charge-offs and recovery activity:

                                                      Six months ended      Year ended
(Dollars in thousands)                                 June 30, 1999     December 31, 1998
                                                      ----------------   -----------------
Loans outstanding at end of period ...........           $ 901,739             $ 862,052

Average loans outstanding during the period ..           $ 884,189             $ 816,240

Allowance for loan losses, beginning of period           $  12,453             $  10,451
Recoveries:
  Commercial .................................                  32                   298
  Real Estate ................................                  42                    47
  Installment and consumer ...................                  56                    63
                                                         ---------             ---------
  Total recoveries ...........................                 130                   408
Loans charged off:
  Commercial .................................                  93                   853
  Real Estate ................................                 154                    39
  Installment and consumer ...................                 238                   414
                                                         ---------             ---------
  Total loans charged off ....................                 485                 1,306
                                                         ---------             ---------
Net loans charged off ........................                (355)                 (898)

Provision for loan losses ....................                 960                 2,900
                                                         ---------             ---------

Allowance for loan losses, end of period .....           $  13,058             $  12,453
                                                         =========             =========

Ratio of net loans charged off
  to average loans outstanding(1) ............                 .08%                  .11%

Ratio of allowance for loan losses
  to loans at end of period ..................                1.45%                 1.44%

--------------
(1) The ratio for the six months ended June 30, 1999 has been annualized.

        At June 30, 1999, Bancorp's allowance for loan loss was $13.1 million, or 1.45% of total loans, and 293.31% of total nonperforming assets, compared with an allowance for loan losses at December 31, 1998 of $12.4 million, or 1.44% of total loans, and 217.41% of total nonperforming assets.

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

        During the second quarter of 1999, net loans charged off were $113,000, compared to $281,000 for the same period in 1998. The percentage of net loans charged off to average loans outstanding was 0.05% and 0.14% at June 30, 1999, and at June 30, 1998 respectively. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

        At June 30, 1999, the provision for loan loss exceeded the net loans charged off during the period, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the loan portfolio. There can be no assurance that the adverse impact to Bancorp, if any, of these conditions will not be in excess of the range set forth above. Readers are referred to management's "Forward Looking Statement Disclosure" in connection with this section.

INVESTMENT PORTFOLIO

        The following table shows the carrying value of the Banks' portfolio of investments:

                                                            June 30,          December 31,
(Dollars in thousands)                                        1999               1998
                                                            --------           --------
Investments available for sale (At Fair Value)
U.S. Treasury securities ........................           $  3,518           $  6,065
U.S. Government agency securities ...............             88,039             88,856
Corporate securities ............................             25,486             34,682
Mortgage-backed securities ......................              5,199              6,517
Obligations of state and political subdivisions .            102,235            107,689
Other securities ................................              9,817              9,462
                                                            --------           --------
       Total ....................................           $234,294           $253,271

Investments held to maturity (At Historical Cost)
Obligations of state and political subdivisions .           $     --           $  2,696
                                                            --------           --------
       Total ....................................           $     --           $  2,696

       Total Investment Portfolio ...............           $234,294           $255,967
                                                            ========           ========


        Under the provisions of SFAS NO. 133, and in connection with its adoption, Bancorp reclassified investment securities carried at $2,695,531 with a market value of $2,909,000 from the held to maturity classification to the available for sale classification in the first quarter of 1999.

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

        THE COMPANY'S STATE OF READINESS. The Company is committed to addressing these year 2000 challenges in a prompt and responsible manner. Management has assessed automated systems, implemented a plan to resolve year 2000 issues, and purchased technology as appropriate. The Company's year 2000 compliance plan ("Y2K Plan") has five phases. These phases are (1) project management, (2) awareness, (3) assessment, (4) testing, and (5) renovation and implementation. The Company has substantially completed phases one through four, although appropriate follow-up activities and testing are continuing to occur. The Company is currently focused on the fifth phase.

        PROJECT MANAGEMENT. The Company's Chief Information Officer has primary responsibility for year 2000 project management. The Company also formed a year 2000 compliance committee, consisting of appropriate representatives from its critical operational areas, to assist in Y2K Plan implementation. The Company's board of directors is provided with status reports at least quarterly to assist them in overseeing this process.

        AWARENESS. The Company completed several projects designed to promote awareness of year 2000 issues throughout our organization and our customer base. These projects include mailing information brochures to deposit and loan customers, providing training for lending officers and other staff, assigning a compliance officer to answer customer questions, responding to vendor, customer, and shareholder inquiries, and providing year 2000 information and progress updates on the Company's web site.

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

        TESTING. Updating and testing of the Company's mission-critical automated systems is substantially complete. During the first round of testing, all mission-critical systems were tested to verify that dates in the year 2000 are being appropriately recognized and processed. A second round of testing, conducted to verify first round results using an alternative methodology, is also substantially complete. To date, testing has revealed no material year 2000 compliance issues related to mission-critical automated systems that cannot be remedied before the year 2000. The Company plans to conduct a final round of testing on its mission-critical automated systems during the fourth quarter of 1999.

        RENOVATION AND IMPLEMENTATION. This phase involves obtaining and implementing renovated software applications provided by our vendors. As these applications are received and implemented, the Company tests them for year 2000 compliance. This phase also involves upgrading and replacing mission-critical automated systems where appropriate and will continue throughout 1999. Although the Company expects this phase to be substantially complete by early in the fourth quarter of 1999, with a final round of testing to follow in 1999, additional follow-up activities may take place in the year 2000 and beyond.

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

        Bancorp's estimated budget for year 2000 costs and expenses is as follows:

             Item                            1998               1999              Total
                                          --------           --------           --------
Anticipated Personnel Costs ...           $100,000           $105,000           $205,000
Telephone Banking Equipment (2)             75,000                 --             75,000
Personal Computers (2) ........             29,500            117,500            147,000
ATM Upgrades ..................                 --             25,000             25,000
Third Party Consulting (3) ....             30,000             35,000             65,000
                                          --------           --------           --------
Totals (1) ....................           $234,500           $282,500           $517,000
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

2. The Bank lends significant amounts to businesses in its market areas. If these businesses are adversely affected by year 2000 issues, their ability to repay loans could be impaired. This increased credit risk could affect the Company's financial performance. Management is currently monitoring the year 2000 compliance efforts of its significant business loan customers as described above under the "Assessment" segment of the "Introduction." To date, as a precaution, Management has increased the Company's loan loss reserves by about $437,000 to provide for potential losses from loan defaults due to year 2000 risks. As the Company continues to monitor risk in this area, it may increase or decrease loan loss reserves as appropriate in the future.

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

5. Bancorp's subsidiary West Coast Trust provides investment advisory services to certain customers, including an open-end mutual fund administered by an investment company registered under the Investment Advisors Act of 1940. Management has assessed the mission critical systems used by West Coast Trust and continues to monitor the year 2000 compliance activities of the investment company administering the open-end mutual fund. Management also continues to monitor the year 2000 compliance activities of the third party broker-dealer that sells certain non-deposit investment products to customers of the Bank and West Coast Trust. In addition, West Coast Trust has completed testing of its mission critical systems, and no material issues were found that cannot be addressed before the year 2000. Testing results were audited by an independent third party, and no material exceptions were found.

6. The Company's ability to serve customers in the year 2000 could be affected by factors outside its control, such as communications abilities and access to utilities, such as electricity, water, telephone, and others, to the extent access or service is interrupted due to the effects of year 2000 issues on these and other utilities.

        THE COMPANY'S CONTINGENCY PLANS. In addition to the contingency plans described above under "The Risks of the Company's Year 2000 Issues," the Company has developed a Business Interruption Contingency Plan ("BIC Plan"). The BIC Plan contains information pertinent to maintaining the successful operation of each major business line of the Company. The Company will continue to update this policy as appropriate throughout 1999. Certain circumstances may occur for which there are no satisfactory contingency plans. For more information see above under "The Risks of the Company's Year 2000 Issues."

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

Item 101.  Legal Proceedings.

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

        Due to the nature and uncertainties inherent in litigation, there are no assurances that this matter will not at some point in the future result in a loss that could materially effect the Company. However, at this time, management believes that the probable resolution of this matter will not materially effect the financial position of the Company.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

(a)     West Coast Bancorp's Annual Shareholders' Meeting was held on April 23,
        1999.

(b)     Not Applicable

(c) A brief description of each matter voted upon at the Annual Shareholders' Meeting held on April 23, 1999 and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

        (1) Election of (4) Directors for terms expiring in 2001 or when their successors have been elected and qualified.

                Director:

                Victor L. Bartruff-
                  Votes cast for:           9,983,348
                  Votes cast against:       -
                  Votes abstaining:         1,105,333

                Michael J. Bragg-
                  Votes cast for:           10,747,598
                  Votes cast against:       -
                  Votes abstaining:         341,083

                William B. Loch-
                  Votes cast for:           10,762,110
                  Votes cast against:       -
                  Votes abstaining:         326,571

                Mary B. Pearmine-
                  Votes cast for:           10,715,284
                  Votes cast against:       -
                  Votes abstaining:         373,397

(2) Approve adoption of 1999 Stock Option Plan.

                  Votes cast for:           6,464,179
                  Votes cast against:       1,688,239
                  Votes abstaining:         87,323

(d)     None

Item 6.  Exhibits and Reports on Form 8-K.

(a)     Exhibits

        10.1    Salary Continuation Agreement between the Registrant and Victor
                L. Bartruff dated April 1, 1999.

        10.2    Salary Continuation Agreement between the Registrant and Ronald
                T. DeLude dated April 1, 1999.

        10.3    Salary Continuation Agreement between the Registrant and Donald
                A. Kalkofen dated April 1, 1999.

        10.4    Salary Continuation Agreement between the Registrant and Cynthia
                J. Haworth dated April 1, 1999.

        10.5    Salary Continuation Agreement between the Registrant and Adeline
                C. Hesse dated April 1, 1999.

        10.6    Salary Continuation Agreement between the Registrant and David
                L. Prysock dated April 1, 1999.

        10.7    Salary Continuation Agreement between the Registrant and Rodney
                B. Tibbatts dated April 1, 1999.

        10.8    Salary Continuation Agreement between the Registrant and Shauna
                L. Vernal dated April 1, 1999.

        10.9    Salary Continuation Agreement between the Registrant and Kevin
                M. McClung dated April 1, 1999.

        27      Financial Data Schedule for Form 10-Q.

(b) During the three months ended June 30, 1999, West Coast Bancorp filed the following current report on Form 8-K:

        None

SIGNATURES

As required by the Securities Exchange Act of 1934, this report is signed on registrant's behalf by the undersigned authorized officers.

                                       WEST COAST BANCORP
                                      (Registrant)



Dated: August 13, 1999                 /s/ Ronald T. DeLude
                                       -----------------------------------------
                                       Ronald T. DeLude
                                       Acting President and Chief Executive
                                       Officer



Dated: August 13, 1999                 /s/ Donald A. Kalkofen
                                       -----------------------------------------
                                       Donald A. Kalkofen
                                       Executive Vice President and Chief
                                       Financial Officer