Form 10-Q
period 1999-09-30
WEST COAST BANCORP /NEW/OR/
filed 1999-11-12
CIK 717059

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   ----------

                                    Form 10-Q


             [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended September 30, 1999

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

Common Stock, no par value, outstanding on October 31, 1999: 15,367,351

                                TABLE OF CONTENTS

PART I. Financial Information

    Item 1. Financial Statements                                                      Page
                                                                                      ----
             Consolidated Balance Sheets --
             September 30, 1999 and December 31, 1998...................................3

             Consolidated Statements of Income --
             Three months and nine months ended September 30, 1999 and 1998...........  4

             Consolidated Statements of Cash Flows --
             Nine months ended September 30, 1999 and 1998............................  5

             Consolidated Statements of Changes in Stockholders' Equity...............  6

             Notes to Consolidated Financial Statements...............................  7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...................................... 14

     Item 3. Quantitative and Qualitative Disclosures About Market Risk............... 28

PART II. Other Information

     Item 1. Legal Proceedings........................................................ 29

     Item 6. Exhibits and Reports on Form 8-K......................................... 30

     Signatures....................................................................... 31

                          PART I. FINANCIAL INFORMATION

Item 1.

                               WEST COAST BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                          September 30,         December 31,
                                                              1999                  1998
                                                         ---------------       ---------------
                                                           (Unaudited)
ASSETS:
Cash and cash equivalents:
     Cash and due from banks ......................      $    53,348,621       $    80,923,069
     Interest-bearing deposits in other banks .....            4,399,284               568,825
                                                         ---------------       ---------------
         Total cash and cash equivalents ..........           57,747,905            81,491,894
Investment securities:
     Investments available for sale ...............          265,374,535           253,271,239
     Investments held to maturity .................                   --             2,695,531
                                                         ---------------       ---------------
         Total investment securities ..............          265,374,535           255,966,770

Loans held for sale ...............................            6,819,628            15,972,711

Loans .............................................          917,697,695           862,052,215
Allowance for loan loss ...........................          (12,932,914)          (12,452,694)
                                                         ---------------       ---------------
     Loans, net ...................................          904,764,781           849,599,521
Premises and equipment, net .......................           29,824,235            29,689,405
Intangible assets .................................            2,434,126             2,727,564
Other assets ......................................           23,621,272            19,975,557
                                                         ---------------       ---------------
         Total assets .............................      $ 1,290,586,482       $ 1,255,423,422
                                                         ===============       ===============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
     Demand .......................................      $   196,121,484       $   205,408,337
     Savings and interest-bearing demand ..........          533,603,743           559,211,508
     Certificates of deposits .....................          348,769,595           343,837,191
                                                         ---------------       ---------------
         Total deposits ...........................        1,078,494,822         1,108,457,036

Short-term borrowings .............................           67,774,500                    --
Other liabilities .................................            8,296,899             9,481,233
Long-term borrowings ..............................           19,081,414            20,259,985
                                                         ---------------       ---------------
         Total liabilities ........................        1,173,647,635         1,138,198,254

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock: no par value, none issued;
     10,000,000 shares authorized
Common stock: no par value, 50,000,000 shares
     authorized; shares issued and outstanding
     15,409,183 and 14,235,931, respectively ......           19,261,479            17,794,914
Additional paid-in capital ........................           79,037,758            66,474,468
Retained earnings .................................           19,848,132            29,392,264
Accumulated other comprehensive income (loss) .....           (1,208,522)            3,563,522
                                                         ---------------       ---------------
     Total stockholders' equity ...................          116,938,847           117,225,168
                                                         ---------------       ---------------
         Total liabilities and stockholders'
            equity.................................      $ 1,290,586,482       $ 1,255,423,422
                                                         ===============       ===============

The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP

                        CONSOLIDATED STATEMENTS OF INCOME

                                                     Three months ended                Nine months ended
                                                        September 30,                    September 30,
                                                -----------------------------     --------------------------
                                                    1999             1998            1999           1998
                                                ------------     ------------     -----------    -----------
INTEREST INCOME:                                         (Unaudited)                      (Unaudited)
Interest and fees on loans .................    $ 20,351,721     $ 20,932,081     $60,800,117    $61,580,301
Interest on taxable investment securities ..       2,505,274        2,247,770       7,258,134      6,358,165
Interest on nontaxable investment
  securities................................       1,081,540        1,024,178       3,336,863      2,888,270
Interest from other banks ..................          48,107          292,116         198,103      1,237,205
Interest on federal funds sold .............           6,292          321,426          32,575        356,572
                                                ------------     ------------     -----------    -----------
     Total interest income .................      23,992,934       24,817,571      71,625,792     72,420,513

INTEREST EXPENSE:

Savings and interest-bearing demand ........       4,069,001        4,257,626      12,064,987     12,264,022
Certificates of deposit ....................       4,491,744        4,552,781      13,475,619     13,214,674
Short-term borrowings ......................         253,679            3,617         469,230        403,883
Long-term borrowings .......................         244,329          459,583         741,994      1,378,486
                                                ------------     ------------     -----------    -----------
     Total interest expense ................       9,058,753        9,273,607      26,751,830     27,261,065
                                                ------------     ------------     -----------    -----------
NET INTEREST INCOME ........................      14,934,181       15,543,964      44,873,962     45,159,448
PROVISION FOR LOAN LOSS ....................         450,000          485,000       1,410,000      2,465,415
                                                ------------     ------------     -----------    -----------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSS ...............      14,484,181       15,058,964      43,463,962     42,694,033

NONINTEREST INCOME:

Service charges on deposit accounts ........       1,119,006        1,176,609       3,421,344      3,383,962
Other service charges, commissions
  and fees..................................       1,099,076        1,257,285       3,212,028      2,913,359
Gains on sales of loans ....................         725,696        1,221,244       2,971,362      4,196,425
Trust revenue ..............................         451,825          576,540       1,567,685      1,881,084
Loans servicing fees .......................         112,962          128,960         353,079        441,441
Other ......................................         509,123          242,120       1,066,355        643,631
Net gains (losses) on sales of securities ..         (68,887)            (497)        135,477        250,484
                                                ------------     ------------     -----------    -----------
     Total noninterest income ..............       3,948,801        4,602,261      12,727,330     13,710,386

NONINTEREST EXPENSE:

Salaries and employee benefits .............       6,630,620        7,532,563      20,068,533     22,271,507
Equipment ..................................       1,178,971        1,384,183       3,655,544      3,961,079
Occupancy ..................................         990,924          853,299       2,733,246      2,472,430
Marketing ..................................         376,803          359,168       1,288,062      1,109,102
Communications .............................         350,677          440,977       1,169,073      1,189,457
Professional fees ..........................         403,284          398,642       1,085,942      1,179,341
Printing and office supplies ...............         272,501          288,804         813,307      1,048,460
Restructuring charges ......................              --        1,918,350         707,863      1,918,350
Other noninterest expense ..................       2,060,943        1,677,187       5,574,141      5,740,664
                                                ------------     ------------     -----------    -----------
     Total noninterest expense .............      12,264,723       14,853,173      37,095,711     40,890,390

INCOME BEFORE INCOME TAXES .................       6,168,259        4,808,052      19,095,581     15,514,029
PROVISION FOR INCOME TAXES .................       1,911,816        1,504,743       5,963,644      5,108,253
                                                ------------     ------------     -----------    -----------
NET INCOME .................................    $  4,256,443     $  3,303,309     $13,131,937    $10,405,776
                                                ============     ============     ===========    ===========

     Basic earnings per share ..............    $        .28     $        .21     $       .85    $       .67
     Diluted earnings per share ............    $        .27     $        .20     $       .83    $       .64

The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Nine months ended
                                                                             September 30,
                                                                     ------------------------------
                                                                         1999             1998
                                                                     ------------     -------------
                                                                              (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:

Net income ......................................................    $ 13,131,937     $  10,405,776
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization of premises and equipment ....       2,661,474         2,313,150
     Amortization of intangibles ................................         293,438           328,981
     Net gain on sales of available for sale investments ........        (135,477)         (250,484)
     Provision for loan losses ..................................       1,410,000         2,465,415
     Increase in interest receivables ...........................      (2,889,645)       (1,507,100)
     (Increase) decrease in other assets ........................        (756,070)        1,339,300
     Net cash provided by (used in) loans held for sale .........       9,153,083        (2,849,728)
     Decrease in interest payable ...............................          (3,846)         (229,424)
     (Decrease) increase in other liabilities ...................      (1,180,488)        1,879,916
     Tax benefit associated with stock options ..................         716,945         1,454,687
                                                                     ------------     -------------
         Net cash provided by operating activities ..............      22,401,351        15,350,489

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of investment securities:
     Available for sale .........................................      34,119,428        37,930,970
     Held to maturity ...........................................              --           108,510
Proceeds from sales of available for sale investment
  securities ....................................................      31,719,162         4,906,135
Purchase of investment securities:
     Available for sale .........................................     (79,882,922)      (94,004,219)
Loans made to customers greater than principal collected
  on loans ......................................................     (56,575,260)      (51,091,399)
Capital expenditures, net .......................................      (2,796,304)       (5,537,098)
                                                                     ------------     -------------
     Net cash used in investing activities ......................     (73,415,896)     (107,687,101)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net (decrease) increase in demand, savings and interest-
     bearing transaction accounts ...............................     (34,894,618)       57,509,511
Net increase in proceeds from sales of certificates of deposits
     greater than payments for maturing time deposits ...........       4,932,404        32,811,392
Proceeds from long-term borrowings ..............................              --        11,000,000
Payments on long-term borrowings ................................      (1,178,571)       (2,357,143)
Net increase (decrease) in short-term borrowings ................      67,774,500       (19,549,000)
Redemption of common stock for stock repurchase plan ............      (8,352,745)               --
Sales of common stock, net ......................................       1,541,718         1,708,238
Dividends paid and cash paid for fractional shares ..............      (2,552,132)       (2,065,649)
                                                                     ------------     -------------
     Net cash provided by financing activities ..................      27,270,556        79,057,349
                                                                     ------------     -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS .......................     (23,743,989)      (13,279,263)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ..................      81,491,894        98,817,658
                                                                     ------------     -------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ......................    $ 57,747,905     $  85,538,395
                                                                     ============     =============

The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                   Accumulated
                                                                    Additional                       Other
                                             Common Stock             Paid-In       Retained      Comprehensive
                                          Shares       Amount         Capital       Earnings      Income (loss)    Total
                                        ----------   ------------   ------------   ------------   ------------- -------------
BALANCE, December 31, 1997 ..........   12,606,009   $ 15,757,511   $ 43,213,086   $ 40,599,130   $ 1,570,591   $ 101,140,318

Comprehensive income:
Net income ..........................           --             --             --     14,058,671            --      14,058,671
Other comprehensive income, net of
  tax:
Net unrealized investment gains .....           --             --             --             --            --       2,207,313
Reclassification adjustment for gains
  included in net income, net of tax            --             --             --             --            --        (214,382)
                                                                                                                -------------
Other comprehensive income, net of
  tax ...............................           --             --             --             --     1,992,931       1,992,931
                                                                                                                -------------
Comprehensive income ................                                                                              16,051,602
                                                                                                                =============
Cash dividends, $.19 per common
  share .............................           --             --             --     (2,972,623)           --      (2,972,623)
Sale of common stock pursuant to
  stock options plans ...............      412,485        515,606      2,209,761             --            --       2,725,367
Redemption of stock pursuant to
  stock options plans ...............      (23,422)       (29,278)      (440,805)            --            --        (470,083)
Common stock repurchased and
  retired ...........................      (50,000)       (62,500)      (966,530)            --            --      (1,029,030)
10 percent stock dividend ...........    1,291,627      1,614,535     20,666,030    (22,280,565)           --              --
Cash paid for fractional shares .....         (768)          (960)            --        (12,349)           --         (13,309)
Tax benefit associated with stock
  options ...........................           --             --      1,792,926             --            --       1,792,926
                                        ----------   ------------   ------------   ------------   -----------   -------------
BALANCE, December 31, 1998 ..........   14,235,931   $ 17,794,914   $ 66,474,468   $ 29,392,264   $ 3,563,522   $ 117,225,168

Comprehensive income:
Net income ..........................           --             --             --     13,131,937            --      13,131,937
Other comprehensive loss, net
  of tax:
Net unrealized investment loss ......           --             --             --             --            --      (4,986,786)
Cumulative effect of change in
  accounting principle, net of
  tax ...............................           --             --             --             --            --         131,369
Reclassification adjustment for
  gains included in net income,
  net of tax ........................           --             --             --             --            --          83,373
                                                                                                                -------------
Other comprehensive loss, net of tax            --             --             --             --    (4,772,044)     (4,772,044)
                                                                                                                -------------
Comprehensive income ................                                                                               8,359,893
                                                                                                                =============
Cash dividends, $.16 per common
  share .............................           --             --             --     (2,552,132)           --      (2,552,132)
Sale of common stock pursuant to
  stock options plans ...............      255,016        318,770      1,815,439             --            --       2,134,209
Redemption of stock pursuant to
  stock option plans ................      (31,690)       (39,612)      (552,879)            --            --        (592,491)
Common stock repurchased and
  retired ...........................     (450,000)      (562,500)    (7,790,245)            --            --      (8,352,745)
10 percent stock dividend ...........    1,399,926      1,749,907     18,374,030    (20,123,937)                           --
Tax benefit associated with stock
  options ...........................           --             --        716,945             --            --         716,945
                                        ----------   ------------   ------------   ------------   -----------   -------------
BALANCE, September 30, 1999 .........   15,409,183   $ 19,261,479   $ 79,037,758   $ 19,848,132   $(1,208,522)  $ 116,938,847
                                        ==========   ============   ============   ============   ===========   =============

The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of West Coast Bancorp (Bancorp or the Company) which operates its wholly-owned subsidiaries, West Coast Bank (the Bank), West Coast Trust, Centennial Funding Corporation and Totten, Inc. after elimination of intercompany transactions and balances.

     The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and nine months ended September 30, 1999 are not necessarily indicative of results to be anticipated for the year ending December 31, 1999, or other future periods.

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

5.   RESTRUCTURING CHARGES

     As previously disclosed, the 1999 results have been impacted by one-time costs resulting from the consolidation of the Company's affiliate banks into one entity, called West Coast Bank. The consolidation was completed on December 31, 1998. Bancorp has expensed $4.63 million in costs for the consolidation, including costs related to a severance plan, signage, data conversions, marketing, regulatory and administrative items. While the Company still expects to make further severance payouts, and has accrued for certain conversion costs, these costs have been recognized as expenses in the results of operations since the inception of the consolidation in the third quarter of 1998 through September 30, 1999. The Company does not anticipate incurring any additional significant restructuring expenses in future quarters. Of the one-time expenses, $404,573 were charged in the first quarter of 1999, and $303,290 were expensed in the second quarter of 1999 as restructuring charges. No expenses were incurred for restructuring in the third quarter of 1999.

     Total restructuring charges of $1.92 million were accrued in the fourth quarter of 1998 to cover anticipated costs of $1.73 million for the severance program and personnel related expenditures, with the remaining $188,000 in costs reserved for marketing and professional fees incurred but not yet paid. As of September 30, 1999, Bancorp has an accrual for the restructuring charges of $624,000 of which $506,000 is for severance and employment costs and the remaining amount is for unpaid professional fees and conversion costs. During the nine months ending September 30, 1999, $1,193,000 of the severance and employee related program costs and marketing and professional fees were charged against the accrual. During the second quarter of 1999 Bancorp reduced its expected severance accrual by $248,000 and increased the accrual by $305,000 for professional fees and conversion costs already incurred but not yet paid. The following table summarizes the accrued restructuring charges utilized in the first, second, and third quarters of 1999.

(Dollars in Thousands)                                         September 30, 1999
----------------------                                         ------------------
     Balance, accrued restructuring charges, December 31, 1998 ..    $1,760
     Provision for restructure charges first quarter 1999 .......        --
     Utilization first quarter 1999:
          Cash ..................................................       589
          Noncash ...............................................        --
                                                                     ------
     Total Utilization ..........................................       589
                                                                     ------
     Balance, accrued restructuring charges, March 31, 1999 .....     1,171

     Provision for restructure charges second quarter 1999 ......        57
     Utilization second quarter 1999:
          Cash ..................................................       208
          Noncash ...............................................        --
                                                                     ------
     Total Utilization ..........................................       208
                                                                     ------
     Balance, accrued restructuring charges, June 30, 1999 ......     1,020

     Provision for restructure charges third quarter 1999 .......        --
     Utilization third quarter 1999:
          Cash ..................................................       396
          Noncash ...............................................        --
                                                                     ------
     Total Utilization ..........................................       396
                                                                     ------
     Balance, accrued restructuring charges, September 30, 1999 .    $  624
                                                                     ======


6.   STOCKHOLDERS' EQUITY

     The Board of Directors declared a quarterly cash dividend of $.065 per share during the third quarter of 1999. In addition, dividends of $.045 per share were declared in the first and second quarters of 1999. A 10 percent stock dividend was also declared in the third quarter of 1999. All per share amounts have been restated to retroactively reflect stock dividends and stock splits previously reported.

7.   SUPPLEMENTAL CASH FLOW INFORMATION

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

     Bancorp paid $26,756,000 and $27,490,000 for interest in the nine months ended September 30, 1999 and 1998, respectively. Income taxes paid were $5,685,000 and $3,370,934 in the nine months ended September 30, 1999 and 1998, respectively.

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

9.   COMPREHENSIVE INCOME

     Bancorp adopted SFAS No. 130 "Reporting Comprehensive Income" in 1998. This statement established standards for reporting and displaying comprehensive income and its components. The following table displays the components of other comprehensive income:

                                                                              Three Months ended      Nine Months ended
                                                                                 September 30,          September 30,
                                                                              ------------------     -------------------
(Dollars in thousands)                                                         1999       1998         1999        1998
 --------------------                                                         ------     -------     -------     -------
     Unrealized gains (losses) on securities:
     Unrealized holding gains (losses) arising during the period ...........    $ 12     $ 1,461     $(8,062)    $ 1,255
     Tax benefit (expense) .................................................      (5)       (548)      3,075        (459)
                                                                                ----     -------     -------     -------
     Unrealized holdings gains (losses) arising during the period,
       after tax ...........................................................       7         913      (4,987)        796

     Cumulative effect of change in accounting principle ...................      --          --     $   213          --
     Tax expense ...........................................................      --          --         (82)         --
                                                                                ----     -------     -------     -------
     Cumulative effect of change in accounting principle after tax .........      --          --         131          --

     Less: Reclassification adjustment for gains (losses) realized in
       income ..............................................................    $(69)    $    --     $   135     $   251
     Tax expense ...........................................................      27          --         (51)        (96)
                                                                                ----     -------     -------     -------
     Net unrealized gains ..................................................     (42)         --          84         155
                                                                                ----     -------     -------     -------
     Other comprehensive income (loss) .....................................    $(35)    $   913     $(4,772)    $   951
                                                                                ====     =======     =======     =======

10.  EARNINGS PER SHARE

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                                     Weighted
                                                                      Average        Per-Share
                                            Net Income                Shares          Amount
                                            --------------------------------------------------
                                                  Three Months ended September 30, 1999
                                            --------------------------------------------------
     Basic earnings per share.............  $4,256,443              15,419,316         $0.28
     Stock options........................                             318,558
     Diluted earnings per share...........  $4,256,443              15,737,874         $0.27


                                                   Three Months ended September 30, 1998
                                            --------------------------------------------------
     Basic earnings per share.............  $3,303,309              15,595,798         $0.21
     Stock options........................                             534,147
     Diluted earnings per share...........  $3,303,309              16,129,945         $0.20


                                                                     Weighted
                                                                      Average        Per-Share
                                            Net Income                Shares          Amount
                                            --------------------------------------------------
                                                    Nine Months ended September 30, 1999
                                            --------------------------------------------------
     Basic earnings per share.............  $13,131,937              15,508,361        $0.85
     Stock options........................                              379,647
     Diluted earnings per share...........  $13,131,937              15,888,008        $0.83


                                                    Nine Months ended September 30, 199
                                            --------------------------------------------------
     Basic earnings per share.............  $10,405,776              15,485,372        $0.67
     Stock options........................                              671,854
     Diluted earnings per share...........  $10,405,776              16,157,226        $0.64


Bancorp for the periods reported had no reconciling items between net income and income available to common shareholders.

11.  SEGMENT AND RELATED INFORMATION

     Bancorp adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998, which established standards for the way enterprises report information about operating segments.

     During 1998, Bancorp operated four community banks; these banks were consolidated into one banking entity at December 31,1998. Until late in 1998, separate management teams managed the four banks, relying on common support services offered through the parent Company. The four banks operated in Oregon and Washington, where the economic and regulatory factors were similar for the banks; three of the four banks shared the Portland, Oregon market. The banks used similar means of branch networks, marketing and technology to deliver similar loan and deposit products and services. Following the consolidation to a single banking entity, the Bank now operates 42 branch offices, and has realigned management resources into a single team. Through the consolidation to a one-bank structure, Bancorp has aggregated its historical banking operations into a single segment as shown below.

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

(Dollars in thousands)                                 Three months ended September 30, 1999
----------------------                      -------------------------------------------------------------
                                             Banking           Other       Intersegment      Consolidated
                                            ----------       ---------     ------------      ------------
     Interest income ...............        $   23,968        $     51         $   (26)        $   23,993
     Interest expense ..............             9,085              --             (26)             9,059
                                            ----------        --------         -------         ----------
          Net interest income ......            14,883              51              --             14,934
                                            ----------        --------         -------         ----------
     Provision for loan loss .......               450              --              --                450
     Noninterest income ............             3,604             459            (114)             3,949
     Restructuring charges .........                --              --              --                 --
     Noninterest expense ...........            11,730             649            (114)            12,265
                                            ----------        --------         -------         ----------
          Income before income taxes             6,307            (139)             --              6,168
     Provision for income taxes ....             1,962             (50)             --              1,912
                                            ----------        --------         -------         ----------
     Net income ....................        $    4,345        $    (89)        $    --         $    4,256
                                            ==========       =========         =======         ==========

     Depreciation and amortization .        $    1,013        $      1         $    --         $    1,014
     Assets ........................        $1,288,860        $  6,384         $(4,658)        $1,290,586
     Loans, net ....................        $  904,765        $     --         $    --         $  904,765
     Deposits ......................        $1,083,049        $     --         $(4,554)        $1,078,495
     Equity ........................        $  110,238        $  6,701         $   N/A         $  116,939

(Dollars in thousands)                                 Three months ended September 30, 1999
----------------------                      -------------------------------------------------------------
                                             Banking           Other       Intersegment      Consolidated
                                            ----------       ---------     ------------      ------------
     Interest income ...............        $   24,809        $     28         $   (19)        $   24,818
     Interest expense ..............             9,293              --             (19)             9,274
                                            ----------        --------         -------         ----------
          Net interest income ......            15,516              28              --             15,544
                                            ----------        --------         -------         ----------
     Provision for loan loss .......               485              --              --                485
     Noninterest income ............             3,877           2,523          (1,797)             4,603
     Restructuring charges .........             1,918              --              --              1,918
     Noninterest expense ...........            11,338           3,395          (1,797)            12,936
                                            ----------        --------         -------         ----------
          Income before income taxes             5,652            (844)             --              4,808
     Provision for income taxes ....             2,485            (980)             --              1,505
                                            ----------        --------         -------         ----------
     Net income ....................        $    3,167        $    136         $    --         $    3,303
                                            ==========        ========         =======         ==========

     Depreciation and amortization .        $      719        $    242         $    --         $      961
     Assets ........................        $1,204,108        $ 12,998         $(5,200)        $1,211,906
     Loans, net ....................        $  815,117        $     --         $    --         $  815,117
     Deposits ......................        $1,053,652        $     --         $(4,850)        $1,048,802
     Equity ........................        $  102,144        $ 11,450         $   N/A         $  113,594

(Dollars in thousands)                                 Nine months ended September 30, 1999
----------------------                      -------------------------------------------------------------
                                             Banking           Other       Intersegment      Consolidated
                                            ----------       ---------     ------------      ------------


     Interest income ...............        $   71,548        $    156         $   (78)        $   71,626
     Interest expense ..............            26,830              --             (78)            26,752
                                            ----------        --------         -------         ----------
          Net interest income ......            44,718             156              --             44,874
                                            ----------        --------         -------         ----------
     Provision for loan loss .......             1,410              --              --              1,410
     Noninterest income ............            11,361           1,611            (245)            12,727
     Restructuring charges .........               708              --              --                708
     Noninterest expense ...........            34,717           1,916            (245)            36,388
                                            ----------        --------         -------         ----------
          Income before income taxes            19,244            (149)             --             19,095
     Provision for income taxes ....             6,017             (54)             --              5,963
                                            ----------        --------         -------         ----------
     Net income ....................        $   13,227        $    (95)        $    --         $   13,132
                                            ==========        ========         =======         ==========

     Depreciation and amortization .        $    2,935        $     20         $    --         $    2,955
     Assets ........................        $1,288,860        $  6,384         $(4,658)        $1,290,586
     Loans, net ....................        $  904,765        $     --         $    --         $  904,765
     Deposits ......................        $1,083,049        $     --         $(4,554)        $1,078,495
     Equity ........................        $  110,238        $  6,701         $   N/A         $  116,939

(Dollars in thousands)                                 Nine months ended September 30, 1999
----------------------                      -------------------------------------------------------------
                                             Banking           Other       Intersegment      Consolidated
                                            ----------       ---------     ------------      ------------
     Interest income ...............        $   72,366        $    102         $   (47)        $   72,421
     Interest expense ..............            27,304               4             (47)            27,261
                                            ----------        --------         -------         ----------
          Net interest income ......            45,062              98              --             45,160
                                            ----------        --------         -------         ----------
     Provision for loan loss .......             2,493             (28)             --              2,465
     Noninterest income ............            11,510           7,473          (5,273)            13,710
     Restructuring charges .........             1,918              --              --              1,918
     Noninterest expense ...........            34,359           9,887          (5,273)            38,973
                                            ----------        --------         -------         ----------
          Income before income taxes            17,802          (2,288)             --             15,514
     Provision for income taxes ....             6,570          (1,462)             --              5,108
                                            ----------        --------         -------         ----------
     Net income ....................        $   11,232        $   (826)        $    --         $   10,406
                                            ==========        ========         =======         ==========



     Depreciation and amortization .        $    2,174        $    468         $    --         $    2,642
     Assets ........................        $1,204,108        $ 12,998         $(5,200)        $1,211,906
     Loans, net ....................        $  815,117        $     --         $    --         $  815,117
     Deposits ......................        $1,053,652        $     --         $(4,850)        $1,048,802
     Equity ........................        $  102,144        $ 11,450         $   N/A         $  113,594


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

RESULTS OF OPERATIONS

Three months ended September 30, 1999 and 1998

     Net Income. Bancorp reported net income of $4,256,443 or $.27 per diluted share, for the three months ended September 30, 1999, compared to $3,303,309 or $.20 per diluted share for the three months ended September 30, 1998. The 1998 third quarter results include $1,918,350 in restructuring charges ($1,247,000 after income taxes), resulting from expenses associated with Bancorp's consolidation of its subsidiary banks. After adjusting for the 1998 third quarter non-recurring events, adjusted operating net income was $4,550,000 or $.28 per diluted share. Net interest income decreased in the third quarter of 1999 over the comparable period in 1998, due mainly to lower yields generated on interest earning assets. Noninterest income decreased mainly due to lower revenues generated from gains on sales of loans, trust revenue, and other service charges, commissions and fees. Total noninterest expenses decreased due to non-recurring restructuring charges recorded in 1998, and staff reductions and other savings associated with Bancorp's consolidation of its subsidiaries.

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

     Net interest income on a tax equivalent basis for the three months ended September 30, 1999, decreased $580,000 or 3.61%, to $15,491,000 from $16,071,000 for the same period in 1998. The decreased net interest income was due mainly to lower yields generated on earning assets. Average yields on earning assets declined 74 basis points to 8.42% from 9.16% one year earlier. Average interest earning assets increased $59.5 million, or 5.42%, to $1.16 billion in the third quarter of 1999, from $1.10 billion for the same period in 1998, while average interest bearing liabilities increased $48.7 million or 5.53%. The average net interest spread decreased from 4.98% to 4.55% in 1999 compared to 1998, mainly due to the decrease in average earning asset yields. The low/flat interest rate yield curve has caused variable rate repricing on assets over the period, which along with recent new asset generation and increased competitive pricing, have led to the decreasing asset yields. In addition, certain fixed rate loan customers have refinanced their loans at the lower rates over the period. Average rates paid decreased 31 basis points to 3.87% in the third quarter of 1999, from 4.18% for the same period in 1998. Bancorp's net interest margin for the three months ended September 30, 1999, was 5.31%, a decrease of 50 basis points from 5.81% for the comparable period of 1998. The decrease in Bancorp's net interest margin and related yields or spreads are due mainly to a changing interest rate environment, increased pricing competition, and a shift in some of its asset mix. Given these factors, Bancorp could see further fluctuations in its interest margin. The low interest rate environment, continued strong competition in the markets it serves, and other economic factors, could further impact the Company's net interest margin.

     Analysis of Net Interest Income The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

                                                 Three Months Ended
(Dollars in thousands)                              September 30,
----------------------                        -------------------------  Increase
                                                 1999           1998     (Decrease)     Change
                                              ---------      ----------   --------      ------
Interest and fee income(1).................   $  24,550      $   25,345   $  (795)      (3.14%)
Interest expense............................      9,059           9,274      (215)      (2.32%)
                                              ----------     ----------   -------
Net interest income.........................  $  15,491      $   16,071   $  (580)      (3.61%)
                                              =========      ==========   =======

Average interest earning assets.............  $1,157,133     $1,097,639   $ 59,494        5.42%
Average interest bearing liabilities........  $  929,331     $  880,656   $ 48,675        5.53%
Average interest earning assets/
     interest bearing liabilities...........      124.51%        124.64%     (0.13)
Average yields earned (2)...................        8.42%          9.16%     (0.74)
Average rates paid (2)......................        3.87%          4.18%     (0.31)
Net interest spread (2).....................        4.55%          4.98%     (0.43)
Net interest margin (2).....................        5.31%          5.81%     (0.50)

----------
(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2) These ratios for the three months ended September 30, 1999 and 1998 have been annualized.

     Provision for Loan Loss. Bancorp recorded provisions for loan losses for the third quarter of 1999 and 1998 of $450,000 and $485,000 respectively. Net charge-offs for the third quarter of 1999 were $575,000, compared to net charge-offs of $392,000 for the same period in 1998. At September 30, 1999, the percentage of non-performing assets was 0.41% of total assets, compared to 0.36% one year earlier. Bancorp's allowance for loan losses, as a percentage of total loans was 1.41% at September 30, 1999, compared to 1.46% as of September 30, 1998.

     Noninterest Income. Noninterest income for the third quarter of 1999 was $3,948,801, down $653,460, or 14.20%, from $4,602,261 in the like period in
1998. Gains on sales of loans decreased $495,548, to $725,696 in 1999, from $1,221,244 in 1998. The decrease in gains on sales of loans was due mainly to decreased sales activity in the commercial brokerage and secondary residential real estate programs. Other service charges, commissions, and fees decreased $158,209, to $1,099,076, from $1,257,285 or 12.58%, in 1999 over 1998. The decrease in other service charges, commissions, and fees was due to decreased net revenues in brokerage commissions and other areas such as merchant bankcard revenues. ATM related service charges increased over the period. Service charges on deposit accounts decreased to $1,119,006, a 4.90% decrease over the same period in 1998, was caused mainly by adjustments to service charges and fluctuations in customer activity. Trust revenue decreased $124,715 to $451,825 during the third quarter of 1999, as compared to the same period in 1998, due in part to the activity of the equity market. Loan servicing fees decreased in 1999, compared to 1998. Other noninterest income increased in the third quarter of 1999, compared to 1998, due to sales of certain real estate assets. Net losses on the sales of securities were $68,887 in the third quarter of September 30, 1999, compared to a loss of $497 for the same period one year earlier.

     Noninterest Expense. Noninterest expenses for the third quarter ended September 30, 1999, were $12,264,723, a decrease of $2,588,450, or 17.43%, over the same period in 1998. A restructuring charge of $1,918,350 impacted the third quarter 1998 noninterest expenses, due to the Company's consolidation of its subsidiary banks. Bancorp's salaries and employee benefits decreased $901,943, or 11.97%, to $6,630,620 in the third quarter ended September 30, 1999, from $7,532,563 for the like period in 1998. Salary and employee benefit expense has declined primarily as a result of Bancorp's restructuring efforts. At September 30, 1999, Bancorp employed 656 staffing positions compared to 719 at September 30, 1998. Bancorp's staffing reductions have been primarily administrative in nature, and Bancorp has continued to expand its products, services, and branch network over the past year. Equipment and printing and office supplies expenses and communication expenses decreased in the third quarter compared to the same period in 1998, as Bancorp realized efficiencies in operations following its more recent acquisitions and its restructuring efforts. Equipment expense decreased $205,212 or 14.83% in the third quarter of 1999 over 1998. Bancorp continues to invest in technological improvements and expansion; occupancy expenses are higher in the third quarter of 1999 over the same period in 1998, due mainly to growth and expansion including additions of new branches, products and services over the period. Marketing expenses increased $17,635, or 4.91%, in the third quarter of 1999 over the same period in 1998, as Bancorp has incurred increased marketing costs associated with marketing its new bank name and company expansion. Professional fees incurred for services from outside consultants, accountants, and attorneys, and other expenses are up in the third quarter of 1999, compared to the third quarter of 1998.

Nine months ended September 30, 1999 and 1998

     Net Income. Bancorp reported net income of $13,131,937, or $.83 per diluted share, for the nine months ended September 30, 1999, compared to $10,405,776, or $.64 per diluted share, for the nine months ended September 30, 1998. The 1999 year to date results include $888,000 in non-recurring and restructuring charges ($558,000 after tax), associated with Bancorp's consolidation of its subsidiary banks. In addition, the 1998 year to date results were impacted by non-recurring merger related costs of $1,607,000 ($1,060,000 after taxes), and $1,918,000 ($1,247,000 after taxes), in non-recurring restructuring charges associated with the consolidation of its subsidiary banks. After adjusting for these non-recurring events, adjusted operating net income year to date was $13,690,000, or $.86 per diluted share, up 8% compared to adjusted operating net income of $12,713,000, or $.79 per diluted share, for the same period in 1998. Net interest income decreased through September 30, 1999, over the comparable period in 1998, due mainly to lower yields generated on interest earning assets. Noninterest income decreased mainly due to lower revenues generated from gains on sales of loans, trust revenue and loan servicing fees. These decreases were in part offset by increases in other service charges commissions and fees and service charges on deposit accounts, due to an increased customer base, higher transaction volumes, and increases in fee assessments. Total noninterest expenses decreased mainly due to non-recurring restructuring charges recorded in 1998, and staff reductions and other savings associated with Bancorp's consolidation of its subsidiaries.

     Net Interest Income. Net interest income on a tax equivalent basis for the nine months ended September 30, 1999, decreased $54,000, or .12%, to $46,593,000 from $46,647,000 for the same period in 1998. The decreased net interest income was due mainly to lower yields generated on earning assets. Average yields on earning assets declined 78 basis points to 8.52% from 9.30%, one year earlier. Average interest earning assets increased by $88.0 million, or 8.28%, to $1.15 billion in the third quarter of 1999, from $1.06 billion for the same period in 1998, while average interest bearing liabilities increased $63.3 million, or 7.32%. The average net interest spread decreased from 5.08% to 4.66%, mainly due to the decrease in average earning asset yields. The low/flat interest rate yield curve has caused variable rate repricing on assets over the period, which along with recent new asset generation and increased competitive pricing, have lead to the decreasing asset yields. In addition, certain fixed rate loan customers have refinanced their loans at lower rates over the period. Average rates paid decreased 36 basis points to 3.86% in the first three quarters of 1999, from 4.22% for the same period in 1998. Bancorp's net interest margin for the nine months ended September 30, 1999 was 5.41%, a decrease of 46 basis points from 5.87% for the comparable period of 1998. The decrease in Bancorp's net interest margin and related yields or spreads are due mainly to a changing interest rate environment, increased pricing competition, and a shift in some of its asset mix. Given these factors, Bancorp could see further fluctuations in its interest margin. The low interest rate environment, continued strong competition in the markets it serves, and other economic factors, could further impact the Company's net interest margin.

     Analysis of Net Interest Income The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

                                                      Three Months Ended
(Dollars in thousands)                                   September 30,
----------------------                           ---------------------------   Increase
                                                     1999            1998     (Decrease)     Change
                                                 -----------      ----------   --------      ------
Interest and fee income(1)..................     $    73,345      $   73,908   $  (563)      (0.76%)
Interest expense............................          26,752          27,261      (509)      (1.87%)
                                                 -----------      ----------   -------
Net interest income.........................     $    46,593      $   46,647   $   (54)      (0.12%)
                                                 ===========      ==========   =======

Average interest earning assets.............     $ 1,150,525      $1,062,528   $87,997        8.28%
Average interest bearing liabilities........     $   927,414      $  864,150   $63,264        7.32%
Average interest earning assets/
     interest bearing liabilities...........          124.06%         122.96%     1.10
Average yields earned (2)...................            8.52%           9.30%    (0.78)
Average rates paid (2)......................            3.86%           4.22%    (0.36)
Net interest spread (2).....................            4.66%           5.08%    (0.42)
Net interest margin (2).....................            5.41%           5.87%    (0.46)

----------
(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis.

(2) These ratios for the nine months ended September 30, 1999 and 1998 have been annualized.

     Provision for Loan Loss. Bancorp recorded provisions for loan losses through September of 1999 and 1998, of $1,410,000 and $2,465,415 respectively. Bancorp's provision was impacted in the first quarter of 1998 by a one time merger-related increase in the provision for loan losses of $1,038,000, related to the Centennial Holdings Ltd. acquisition, to bring its allowance for loan loss methodology in line with Bancorp practices. Net charge-offs through September 30, 1999 were $930,000, compared to net charge-offs of $820,000 for the same period in 1998.

     Noninterest Income. Noninterest income for the first nine months of 1999 was $12,727,330, down $983,056 or 7.17% from $13,710,386 in the like period in
1998. Gains on sales of loans decreased $1,225,063 to $2,971,362 in 1999, from $4,196,425 in 1998, due to decreases in loan sales activity in the commercial brokerage and secondary residential real estate programs. The secondary residential real estate sales programs have been impacted by the recent interest rate environment lowering the demand for refinance and sales activity. Trust revenue also decreased in the first nine months of 1999, as compared to the same period in 1998, due in part to the activity of the equity market. Other service charges, commissions, and fees increased $298,669, or 10.25%, through September 30, 1999, over the same period in 1998. The increases in other service charges, commissions, and fees were due to growth in the merchant bankcard program, and increased ATM related service charges. Service charges on deposit accounts increased to $3,421,344, a 1.10% increase over the same period in 1998. Loan servicing fees decreased in the first nine months of 1999, compared to 1998, caused mainly by a decrease in the number of loans serviced. Other noninterest income increased mainly due to the sales of certain real estate assets in 1999. Net gains on the sales of securities were $135,477 through September 30, 1999, compared to $250,484 for the same period one year earlier.

     Noninterest Expense. Noninterest expenses for the nine months ended September 30, 1999, were $37,095,711, a decrease of $3,794,679 or 9.28% from
$40,890,390 for the same period in 1998. Non-recurring and restructuring charges of $888,000 ($558,000 after tax) impacted the 1999 year-to-date results, due to the Company's recent consolidation of its subsidiary banks. Noninterest expenses through September 30, 1998, include $569,000 related to an acquisition and $1,918,000 related to restructuring charges. Bancorp's salaries and employee benefits decreased $2,202,974, or 9.89%, to $20,068,533 through September 30, 1999, from $22,271,507 for the like period in 1998. Salary and employee benefit expense has declined as a result of Bancorp's restructuring efforts. At September 30, 1999, Bancorp employed 656 staffing positions, compared to 719 at September 30, 1998. Bancorp's staffing reductions have been primarily administrative in nature, and over the year Bancorp has continued to expand its products, services and branch network. Equipment, professional fees, printing and office supplies, and communication expenses have decreased in the first nine months of 1999, compared to the same period in 1998, as Bancorp realized efficiencies in operations following its more recent acquisitions and its restructuring efforts. Occupancy and marketing expenses are higher in the first three quarters of 1999 over the same period in 1998, due mainly to growth and expansion including additions of new branches, products and services over the period. Marketing expenses increased $178,960, or 16.14%, in 1999 over 1998, due to increased efforts to market Bancorp's name and products. Bancorp opened two new branch offices during the first half of 1999, and now operates 42 branches. Bancorp also opened a new loan servicing administrative center in 1999 to centralize certain lending and administrative activities. Other noninterest expense decreased $166,523 in the first nine months of 1999 compared to like period in 1998.

RESTRUCTURING CHARGES

     For the nine months ended September 30, 1999, Bancorp expensed $707,863 in restructuring charges related to its consolidation. No restructuring charges were expensed in the third quarter of 1999. The consolidation was completed on December 31, 1998, and new signs on the branch facilities were installed in the first quarter of 1999. In the four quarters since the plan was announced, Bancorp has identified, notified, or released over 73 staff positions. The restructuring liability is being charged as severance and conversion cost payments are made.

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

     Bancorp expects that the consolidation will save approximately $6 million annually. The cost savings will come from the reductions in staff and related overhead, a simplified corporate structure, a reduced regulatory burden and synergies created by unified marketing efforts and name branding. The original plan called for two-thirds of the cost savings to be substantially achieved by third quarter 1999, with the remaining savings to be achieved early in the year 2000. The Company to date has identified and instituted cost reductions in excess of the $6 million restructuring goal, and in addition has identified areas for enhancing revenues. Certain of the Company's operations continue to be consolidated into centralized locations during 1999, and additional staffing reductions will be realized following these changes.

     Bancorp's liquidity has not been materially affected by cash outlays related to one-time restructuring charges. Bancorp does not anticipate that future restructuring charges will have a material effect on Bancorp's liquidity.

INCOME TAXES

     During the first nine months of 1999, due to an increase in net income before taxes and changes in the mix of taxable and nontaxable income items, the provision for income taxes increased from that of 1998. It is anticipated that Bancorp's tax expense will increase in future periods, both due to an increase in income before taxes and a smaller percentage of Bancorp's income being generated from tax exempt items. Any future merger related capitalized costs may also increase Bancorp's tax provision.

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

     Deposits are Bancorp's primary source of new funds. Total deposits were $1.078 billion at September 30, 1999, compared to $1.108 billion at December 31, 1998. Bancorp does not generally accept brokered deposits. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of a quality product.

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

CAPITAL RESOURCES

     The Federal Reserve Bank "FRB" and the Federal Deposit Insurance Corporation "FDIC" have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of September 30, 1999, Bancorp and the Bank are considered "Well Capitalized" under the regulatory risk based capital guidelines.

     Shareholders' equity decreased to $116.9 million at September 30,1999, from $117.2 million at December 31, 1998, a decrease of $.3 million over that period of time. The decrease is due to a decline in the in the market value of Bancorp's available for sale investment portfolio and Bancorp's activity in its stock repurchase plan. At September 30, 1999, Bancorp's shareholders' equity, as a percentage of total assets, was 9.06%, compared to 9.34% at December 31, 1998. The decrease was primarily the result of Bancorp's equity base decreasing and an increase in total assets. Equity decreased .26% over the period from December 31, 1998, to September 30, 1999, while assets increased by 2.80% over the same period. As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.

(Dollars in thousands)                                September 30, 1999
----------------------                            -------------------------
                                                     Amount           Ratio
                                                  -----------         -----
Tier 1 capital..................................  $   116,275         11.20%
Tier 1 capital minimum requirement..............       41,535          4.00%
                                                  -----------         -----
  Excess over minimum Tier 1 capital............  $    74,740          7.20%
                                                  ===========         =====
Total capital...................................  $   129,208         12.44%
Total capital minimum requirement...............       83,069          8.00%
                                                  -----------         -----
  Excess over minimum total capital.............  $    46,139          4.44%
                                                  ===========         =====
Risk-adjusted assets............................  $ 1,038,367
                                                  ===========
Leverage ratio..................................                       9.27%
Minimum leverage requirement....................                       3.00%
                                                                      -----
  Excess over minimum leverage ratio............                       6.27%
                                                                      =====
Risk-adjusted total assets......................  $ 1,253,763
                                                  ===========

LENDING AND CREDIT MANAGEMENT

     Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 70.10% of total assets as of September 30, 1999.

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

The following table presents the composition of the Banks' loan portfolios, at the dates indicated.

                                                        September 30, 1999                December 31,1998
(Dollars in thousands)                               --------------------------------------------------------
----------------------                                 Amount         Percent          Amount         Percent
                                                     ---------        -------        ---------        -------
Commercial...................................        $ 161,498         17.85%        $ 150,206         17.68%
Real estate construction.....................          123,505         13.65           118,171         13.91
Real estate mortgage.........................          101,498         11.22           113,661         13.38
Real estate commercial.......................          470,236         51.97           414,169         48.75
Installment and other consumer...............           60,961          6.74            65,845          7.75
                                                     ---------        ------         ---------        ------
Total loans..................................          917,698        101.43%          862,052        101.47%

Allowance for loan losses....................          (12,933)        (1.43)          (12,453)        (1.47)
                                                     ---------        ------         ---------        ------
Total loans, net.............................        $ 904,765        100.00%        $ 849,599        100.00%
                                                     =========        ======         =========        ======


The following table presents information with respect to nonperforming assets.

(Dollars in thousands)                                                     September 30, 1999     December 31, 1998
 --------------------                                                      ------------------     -----------------
Loans on nonaccrual status...........................................            $4,739                $4,565
Loans past due greater than 90 days but not on nonaccrual status.....                53                    42
Other real estate owned..............................................               558                 1,121
                                                                                 ------                ------
Total nonperforming assets...........................................            $5,350                $5,728
                                                                                 ======                ======
Percentage of nonperforming assets to total assets...................              .41%                  .46%


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

     As of September 30, 1999, the Bank had loans to persons serving as directors, officers, principal shareholders and their related interests. These loans were made substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Banks. At September 30, 1999, Bancorp had $4,984,000 of bankers' acceptances. At September 30, 1999, there was no concentration of loans exceeding 10 percent of the total loans to a multiple number of borrowers engaged in a similar business.

LOAN LOSS ALLOWANCE AND PROVISION

     Bancorp maintains a loan loss allowance to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include:

     -   The formula allowance,

     - Specific allowances for identified problem loans and portfolio segments and

     -   The unallocated allowance.

     Bancorp's allowance incorporates the results of measuring impaired loans as provided in: Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No 118, "Accounting by Creditors for Impairment of a Loan -- Income Recognition and Disclosures." These accounting standards prescribe the measurement methods, income recognition and disclosures concerning impaired loans.

     During 1999, modifications to the allowance for loan losses included identifying segments of the loan portfolio where the Bank may have larger credit concentrations or exposure, and then allocating the allowance in these areas based on loss factors deemed appropriate. The Bank continues to look for ways to enhance the allowance methodology, with increased detailed analysis, tracking and review and feels that the changes to the allowance methodology made during 1999 will enhance the overall identification and allocation of the reserves.

     The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of those loans, pools of loans, or commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and other such pertinent data and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. Loss factors are described as follows:

     - Problem graded loan loss factors are obtained from four years of historical loss experience. Bancorp is exploring the utilization of a migration model to track historical loss experience.

     - Pooled loan loss factors, not individually graded loans, are based on expected net charge-offs for one year. Pooled loans are loans and leases that are homogeneous in nature, such as consumer installment and residential mortgage loans.

         Specific allowances are established where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in excess of the amount determined by the application of the formula allowance. The unallocated allowance uses a more subjective method and considers such factors as the following:

     - Existing general economic and business conditions affecting our key lending areas,

     - Credit quality trends, including trends in nonperforming loans expected to result from existing conditions,

     -    Collateral values,

     -    Loan volumes and concentrations,

     -    Seasoning of the loan portfolio,

     -    Specific industry conditions within portfolio segments,

     -    Recent loss experience in particular segments of the portfolio,

     -    Duration of the current business cycle,

     -    Bank regulatory examination results and

     -    Findings of our internal credit examiners.

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

     The following table summarizes the Banks' allowance for loan losses, charge-offs and recovery activity:

                                                  Nine months ended      Year ended
(Dollars in thousands)                            September 30, 1999  December 31, 1998
----------------------                            ------------------  -----------------
Loans outstanding at end of period ...........        $ 917,698          $ 862,052

Average loans outstanding during the period ..        $ 891,715          $ 816,240

Allowance for loan losses, beginning of period        $  12,453          $  10,451
Recoveries:
  Commercial .................................               71                298
  Real Estate ................................               42                 47
  Installment and consumer ...................               71                 63
                                                      ---------          ---------
  Total recoveries ...........................              184                408
Loans charged off:
  Commercial .................................              324                853
  Real Estate ................................              427                 39
  Installment and consumer ...................              363                414
                                                      ---------          ---------
  Total loans charged off ....................            1,114              1,306
                                                      ---------          ---------
Net loans charged off ........................             (930)              (898)

Provision for loan losses ....................            1,410              2,900
                                                      ---------          ---------

Allowance for loan losses, end of period .....        $  12,933          $  12,453
                                                      =========          =========
Ratio of net loans charged off
  to average loans outstanding (1) ...........              .14%               .11%

Ratio of allowance for loan losses
  to loans outstanding at end of period ......             1.41%              1.44%

----------
(1)  The ratio for the nine months ended September 30, 1999 has been annualized.

     At September 30, 1999, Bancorp's allowance for loan loss was $12.9 million, or 1.41% of total loans, and 241.74% of total nonperforming assets, compared with an allowance for loan losses at December 31, 1998 of $12.4 million, or 1.44% of total loans, and 217.41% of total nonperforming assets.

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

     During the third quarter of 1999, net loans charged off were $575,000, compared to $392,000 for the same period in 1998. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.14% and 0.14% at September 30, 1999, and at September 30, 1998, respectively. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

     At September 30, 1999, the provision for loan loss exceeded the net loans charged off during the year, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the loan portfolio. There can be no assurance that the adverse impact to Bancorp, if any, of these conditions will not be in excess of the range set forth above. Readers are referred to management's "Forward Looking Statement Disclosure" in connection with this section.

INVESTMENT PORTFOLIO

     The following table shows the carrying value of the Banks' portfolio of investments:

                                                           September 30,       December 31,
(Dollars in thousands)                                         1999                1998
----------------------                                     ------------        -----------
Investments available for sale (At Fair Value)
U.S. Treasury securities ........................            $    502            $  6,065
U.S. Government agency securities ...............             109,335              88,856
Corporate securities ............................              35,833              34,682
Mortgage-backed securities ......................               9,778               6,517
Obligations of state and political subdivisions .              99,931             107,689
Other securities ................................               9,996               9,462
                                                             --------            --------
       Total ....................................            $265,375            $253,271

Investments held to maturity (At Historical Cost)
Obligations of state and political subdivisions .            $     --            $  2,696
                                                             --------            --------
       Total ....................................            $     --            $  2,696

       Total Investment Portfolio ...............            $265,375            $255,967
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

     THE COMPANY'S STATE OF READINESS. The Company is committed to addressing these year 2000 challenges in a prompt and responsible manner. Management has assessed automated systems, implemented a plan to resolve year 2000 issues, and purchased technology as appropriate. The Company's year 2000 compliance plan ("Y2K Plan") has five phases. These phases are (1) project management, (2) awareness, (3) assessment, (4) testing, and (5) renovation and implementation. The Company has substantially completed all phases, although appropriate follow-up activities and testing are continuing to occur.

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

     TESTING. Updating and testing of the Company's mission-critical automated systems is substantially complete. During the first round of testing, all mission-critical systems were tested to verify that dates in the year 2000 are being appropriately recognized and processed. A second round of testing, conducted to verify first round results using an alternative methodology, is also complete. To date, testing has revealed no material year 2000 compliance issues related to mission-critical automated systems that cannot be remedied before the year 2000. The Company plans to conduct a final round of testing on its mission-critical automated systems during the fourth quarter of 1999.

     RENOVATION AND IMPLEMENTATION. This phase involves obtaining and implementing renovated software applications provided by our vendors. As these applications are received and implemented, the Company tests them for year 2000 compliance. This phase also involves upgrading and replacing mission-critical automated systems where appropriate. Although this phase is substantially complete, a final round of testing will occur before the end of 1999. Additional follow-up activities may take place in the year 2000 and beyond.

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

     Bancorp's estimated budget for year 2000 costs and expenses is as follows:

             Item                         1998             1999         Total
             ----                       --------         --------      --------
Anticipated Personnel Costs             $100,000         $105,000      $205,000
Telephone Banking Equipment(2)            75,000              ---        75,000
Personal Computers(2)                     29,500          117,500       147,000
ATM Upgrades                                 ---           25,000        25,000
Third Party Consulting(3)                 30,000           35,000        65,000
                                        --------         --------      --------
Totals(1)                               $234,500         $282,500      $517,000
                                        ========         ========      ========

----------
(1) The Company may incur additional costs complying with requirements of its regulatory agencies related to year 2000 issues. Management cannot predict these costs at this time, so they have not been included in the table above, other than with respect to anticipated personnel costs.

(2) This represents the replacement cost of certain equipment the Company has identified to date as requiring replacement. The majority of this equipment was scheduled for replacement regardless of year 2000 issues, due to age, operability, and changing Company requirements.

(3) Bancorp engaged a consulting firm to write a comprehensive testing plan for the Company in 1998. Expenses for 1999 relate to costs associated with proxy testing and audit of certain systems and procedures.

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

     THE RISKS OF THE COMPANY'S YEAR 2000 ISSUES. The year 2000 presents certain risks to the Company and its operations. Some of these risks are present because the Company purchases technology applications from other parties who face year 2000 challenges. Other of these risks are inherent in the business of banking or are risks faced by many companies with stock traded on a national stock exchange. Although it is impossible to identify every possible risk that the Company may face moving into the millennium, Management has to date identified the following potential risks:

1. Commercial banks, such as the Bank, may experience a contraction in their deposit base, if a significant amount of deposited funds are withdrawn by customers prior to the year 2000, and interest rates may increase in the latter part of 1999. This potential deposit contraction could make it necessary for the Bank to change its sources of funding and could materially impact future earnings. The Company has incorporated a contingency plan for addressing this situation, should it occur, into its asset and liability management strategies. This plan includes maintaining the ability to borrow funds in an amount at least equal to 50% of the Company's allowed borrowing from the Federal Home Loan Bank of Seattle, and establishing a liquidity line with the Federal Reserve. Significant demand for funds by other banks could reduce the amount of funds available for the Company to borrow. If insufficient funds are available from a Federal Home Loan Bank or other correspondents, the Company may borrow on the Federal Reserve line or sell investment securities or other liquid assets to meet liquidity needs. Despite these efforts, a significant deposit contraction could materially impact the Company's earnings or future operations, particularly if funds availability is impaired or higher interest rates for the Bank's funding sources lead to a decrease in the Company's net interest margin.

2. The Bank lends significant amounts to businesses in its market areas. If these businesses are adversely affected by year 2000 issues, their ability to repay loans could be impaired. This increased credit risk could affect the Company's financial performance. Management is currently monitoring the year 2000 compliance efforts of its significant business loan customers as described above under the "Assessment" segment of the "Introduction." To date, as a precaution, Management has increased the Company's loan loss reserves by about $377,000 to provide for potential losses from loan defaults due to year 2000 risks. As the Company continues to monitor risk in this area, it may increase or decrease loan loss reserves as appropriate in the future.

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

Item 1. Legal Proceedings.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)  Exhibits
     10.1 Form of indemnification agreement for directors and certain officers.

     10.2 Separation and release agreement for Victor L. Bartruff dated July 16,
          1999.

     10.3 Employment agreement for Ronald T. DeLude dated July 16, 1999.

     27   Financial Data Schedule for Form 10-Q.


(b) During the three months ended September 30, 1999, West Coast Bancorp filed the following current report on Form 8-K:

     Form 8-K filed July 23, 1999 related to a change in senior management.

                                   SIGNATURES

As required by the Securities Exchange Act of 1934, this report is signed on registrant's behalf by the undersigned authorized officers.

                                        WEST COAST BANCORP
                                        (Registrant)

Dated: November 12, 1999                /s/ Ronald T. DeLude
                                        ----------------------------------------
                                        Ronald T. DeLude
                                        Acting President and
                                        Chief Executive Officer

Dated: November 12, 1999                /s/ Donald A. Kalkofen
                                        ----------------------------------------
                                        Donald A. Kalkofen
                                        Executive Vice President and
                                        Chief Financial Officer