Form 10-K
period 1999-12-31
WEST COAST BANCORP /NEW/OR/
filed 2000-03-23
CIK 717059

                                   FORM 10-K


              [X] Annual Report Pursuant to Section 13 or 15(d) of
                  The Securities Exchange Act of 1934

 For the fiscal year ended December 31, 1999     Commission file number 0-10997

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

                                (Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The approximate aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant on February 29, 2000, was $160,449,790.

        The number of shares of Registrant's Common Stock outstanding on February 29, 2000, was 15,372,435.

                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the West Coast Bancorp Definitive Proxy Statement dated March 24, 2000 are incorporated by reference into Part III of Form 10-K.

                                      INDEX

PART I                                                                                    PAGE
------                                                                                    ----
Item 1.     BUSINESS........................................................................2
                 General....................................................................2
                 Recent Developments........................................................2
                 Subsidiaries...............................................................3
                 Employees..................................................................4
                 Competition................................................................4
                 Governmental Policies......................................................4
                 Supervision and Regulation.................................................5

Item 2.     PROPERTIES......................................................................9

Item 3.     LEGAL PROCEEDINGS..............................................................10

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS............................10


PART II

Item 5.     MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
            STOCKHOLDER MATTERS............................................................11

Item 6.     SELECTED FINANCIAL DATA........................................................12

Item 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
            CONDITION AND RESULTS OF OPERATIONS............................................13

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....................27

Item 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................................29

Item 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
            ACCOUNTING AND FINANCIAL DISCLOSURE............................................54


PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............................54

Item 11.    EXECUTIVE COMPENSATION.........................................................54

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
            MANAGEMENT.....................................................................54

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................................54



PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
            FORM 8-K.......................................................................55

SIGNATURES.................................................................................56

EXHIBIT INDEX..............................................................................57

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

        West Coast Bancorp ("Bancorp," "Company," or the "registrant,") an Oregon corporation and a bank holding company, was organized in August of 1981 under the name "Commercial Bancorp." Commercial Bancorp acquired West Coast Bancorp, a one-bank holding company based in Newport, Oregon, on February 28, 1995. The combined corporation retained the name "West Coast Bancorp," and moved its headquarters to Lake Oswego, Oregon. References in this report to "we," "us," or "our" refer to Bancorp.

        Bancorp remains headquartered in Lake Oswego, and its principal business activities are conducted through its full-service, commercial bank subsidiary West Coast Bank ("Bank"), an Oregon State-chartered bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 1999, the Bank had facilities in 33 cities and towns in western Oregon and western Washington, operating a total of 38 full-service and three limited-service branches. Bancorp also operates West Coast Trust Company, Inc. ("WCT" or "West Coast Trust") an Oregon trust company that provides agency, fiduciary, and other related trust services. The market value of assets managed for others at December 31, 1999 totaled $257.9 million.

        Bancorp's primary business is conducted through the Bank and WCT. Bancorp's four former commercial bank subsidiaries were merged together under the name West Coast Bank, effective December 31, 1998 (the "Consolidation"). For more information regarding the Consolidation, see below under "Recent Developments."

                               RECENT DEVELOPMENTS

RESULTS

        Bancorp's net income for 1999 was $17.3 million, or $1.10 per diluted share, and its combined equity at December 31, 1999, was $116.8 million, with
15.3 million common shares outstanding and a book value of $7.61 per share. Net loans of $962.8 million at December 31, 1999, represented approximately 71.07% of total assets. Bancorp had deposits totaling $1.081 billion at year-end 1999. For more information regarding Bancorp's results, see "Management's Discussion and Analysis of Financial Condition and Results of Operation" and "Financial Statements and Supplementary Data," contained in this report.

THE CONSOLIDATION

        During 1998, Bancorp was the parent bank holding company of four wholly owned, full-service commercial Bank subsidiaries: (1) The Bank of Newport, Newport, Oregon, (2) The Commercial Bank, Salem, Oregon, (3) Bank of Vancouver, Vancouver, Washington, and (4) Centennial Bank, Olympia, Washington. On December 31, 1998, The Commercial Bank, Bank of Vancouver, and Centennial Bank were merged into The Bank of Newport, which changed its name to "West Coast Bank."

MANAGEMENT DEVELOPMENTS

        Robert D. Sznewajs was appointed President and Chief Executive Officer ("CEO") of the Bank and Bancorp on January 1, 2000. Mr. Sznewajs was also appointed a director of the Bank and Bancorp in January 2000. Victor L. Bartruff former President and CEO of Bancorp and the Bank, resigned as of July 16, 1999. Ronald T. DeLude served as acting President and CEO of the Company from July 16, 1999 through December 31, 1999. Mr. DeLude currently remains the company's Chief Operating Officer. Donald A. Kalkofen resigned as Chief Financial Officer, effective March 31, 2000. Mr. Kalkofen has agreed to provide up to 250 hours of certain financial an accounting services to the Company through June 30, 2000, at the Company's request.

        Andrew J. Gerlicher resigned as President and CEO of West Coast Trust, effective May 30, 1999, and was replaced by WCT's current President and CEO William R. Trout. Prior to Mr. Gerlicher's resignation, Mr. Trout served as a Vice President and Trust Officer for WCT.

FUTURE EXPANSION STRATEGY

        Bancorp remains committed to community banking and intends West Coast Bank to remain community-focused. Bancorp's strategic vision continues to include expansion throughout the west. Bancorp will continue to seek acquisition opportunities with community banks that share its business philosophies. Bancorp also intends to grow through development of new branch locations. Consistent with this strategy, Bancorp opened a new branch in McMinnville, Oregon on January 25, 1999, and a new branch in Vancouver, Washington on June 1, 1999.

                                  SUBSIDIARIES

THE BANK

        West Coast Bank was originally organized in 1925 under the name "The Bank of Newport," and its head office is currently located in Lake Oswego, Oregon. The Bank conducts business through 41 branches located in western Oregon and southwestern Washington. The Oregon branches are located in the following cities and towns: Salem-four branches, Keizer-three branches, Newport-two branches, Clackamas, Dallas, Depoe Bay, Forest Grove, Hillsboro, King City, Lake Oswego, Lincoln City, McMinnville, Molalla, Monmouth, Newberg, North Plains, Portland, Silverton, Stayton, Sublimity, Tigard, Toledo, Waldport, Wilsonville, and Woodburn. The Bank's Washington branches are located in the following cities and towns: Vancouver-three branches, Olympia-two branches, Centralia, Chehalis, Hoodsport, Lacey, and Shelton. At December 31, 1999, the Bank had deposits totaling $1.081 billion and net loans totaling $962.8 million.

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

        The Bank emphasizes the importance of establishing high quality, long-term relationships with customers and seeks to implement new products and services to meet their banking needs and to exceed their banking expectations. For example, the Bank offers (1) trust services through its affiliate West Coast Trust, (2) courier services to our small business customers, (3) a Progressive Banking Program (which uses designated customer deposits exclusively for loans to and short-term investments in small businesses, affordable housing, and community development), (4) 24-hour telephone banking, and (5) ExecuBanc (24-hour access to electronic banking for business customers). Automated teller machines are available in 42 branch and other locations offering 24-hour transaction services, including cash withdrawals, deposits, account transfers, and balance inquiries. The Bank offers electronic banking services through telephone and personal computers. The Bank also offers securities and insurance products through an arrangement with a third party broker/dealer. These products include tax-deferred annuities, single premium whole life insurance, and other insurance investment products and securities products.

        The Bank also operates a commercial real estate loan brokerage division, which originates and brokers commercial real estate loans to other banks, insurance companies pension funds, and other sophisticated investors.

BANK LOCATION

        The principal office of the Bank is at 5335 Meadows Road, Suite 201, Lake Oswego, OR 97035 (503) 684-0884.

WEST COAST TRUST

        West Coast Trust provides trust services to individuals, partnerships, corporations, and institutions. WCT acts as fiduciary of estates and conservatorships, and as a trustee under various wills, trust, and pension and profit-sharing plans. These trust and annuity services are available and offered through a third party broker-dealer with offices at bank branches. The main office of WCT is located at 301 Church Street, Salem, OR 97301 (503) 399-2993.

TOTTEN, INC.

        Totten, Inc. ("Totten"), a Washington corporation, is a subsidiary of Bancorp that serves as trustee under deeds of trust and holds certain real estate licenses.

CENTENNIAL FUNDING CORPORATION

        In September of 1995, Centennial Holdings, Ltd. ("CHL") acquired all of the outstanding stock of Centennial Funding Corporation, a Washington corporation and an FHA-approved mortgage lender that makes home loans and residential development loans. Following Bancorp's acquisition of CHL, Centennial Funding Corporation became a wholly owned subsidiary of Bancorp.

ELD, INC.

        ELD, Inc, a Washington corporation, is a wholly owned subsidiary of West Coast Bank. ELD, Inc. was incorporated by Centennial Bank in October, 1990 to conduct real estate reconveyances and to hold certain other property classified as other real estate owned. Following the Consolidation, ELD became West Coast Bank's subsidiary.

                                    EMPLOYEES

        At December 31, 1999, Bancorp and its subsidiaries had approximately 594 full-time equivalent employees. None of these employees are represented by labor unions. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plans, deferred compensation plans, stock option plans, and an optional employee stock purchase plan.

                                   COMPETITION

        The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages, and other financial institutions. Banking in Oregon and Washington is dominated by several significant banking institutions, including U.S. Bank, Wells Fargo Bank, Bank of America, and Washington Mutual Bank, which together account for a majority of the total commercial and savings bank deposits in Oregon and Washington. These competitors offer a greater number of branch locations (with statewide branch networks), the ability to offer higher lending limits, and a variety of services not offered by the Bank. Bancorp has attempted to offset some of the advantages of the larger competitors by arranging participations with other banks for loans above its legal lending limits. Emphasis is placed on local banking featuring quality service, local responsive decision making, money reinvested into the community, and participation in nationwide services such as VISA, The Exchange, Interlink, Plus, and Accel.

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

                              GOVERNMENTAL POLICIES

        The earnings and growth of Bancorp, the Bank and Bancorp's other subsidiaries, as well as their existing and future business activities, are affected not only by general economic conditions, but also by the fiscal and monetary policies of the Federal government and its agencies, particularly the Board of Governors of the Federal Reserve System ("FRB"). The FRB implements national monetary policies (intended to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rates applicable to borrowings by the bank from the Federal Reserve Bank. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and deposits. As banking is a business which depends largely on interest rate differentials (in general, the difference between the interest rates paid by the Bank on their deposits and their other borrowings and the interest rates received by the Bank on loans extended to their customers and on securities held in the Bank investment portfolio), the influence of economic conditions and monetary policies on interest rates will directly affect earnings. The nature and impact of any future changes in monetary policies cannot be predicted.

                           SUPERVISION AND REGULATION

GENERAL

INTRODUCTION

        The Company is extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions are qualified by reference to the particular statute or regulation described. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may also be affected by changes in the policies of banking and other government regulators. We cannot accurately predict the nature or extent of the possible future effects on our business and earnings of changes in fiscal or monetary policies or new laws and regulations.

CHANGES IN BANKING LAWS AND REGULATIONS

        On November 12, 1999, the President signed into law the Financial Services Modernization Act of 1999. Generally, the act (1) repeals the historical restrictions that prevented banks from affiliating with securities firms, (2) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (3) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (4) provides an enhanced framework for protecting the privacy of consumer information and (5) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

        Bank holding companies, which qualify as and notify the FRB of their intent to become financial holding companies, will be permitted to engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities activities. In addition, in a change from previous law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. The act also permits national banks (and, in states with wildcard statutes, certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

        We do not believe that the act will negatively affect our operations in the short term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial companies that offer a wider variety of financial services than we currently offer, and these companies may be able to aggressively compete in the markets we currently serve.

BANK HOLDING COMPANY REGULATION

        General. Bancorp is a bank holding company as defined in the Bank Holding Company Act of 1956 ("BHCA"). Accordingly, we are subject to regulation, supervision and examination by the FRB. In general, the BHCA limits the business of bank holding companies to owning or controlling banks and engaging in other activities closely related to banking. Bancorp must file reports with the FRB and must provide it with such additional information as it may require.

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

        Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit Bancorp's ability to obtain funds from the Bank for its cash needs, including, funds for payment of dividends, interest, and operational expenses.

        Tying Arrangements. We are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Bancorp nor its subsidiaries may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

        Support of Subsidiary Banks. Under FRB policy, Bancorp is expected to act as a source of financial and managerial strength to the Bank. This means that Bancorp is required to commit, as necessary, resources to support the Bank. Any capital loans made by Bancorp to the Bank would be subordinate in priority to deposits and to certain other indebtedness of the Bank.

        State Law Restrictions. As an Oregon corporation, Bancorp is subject to certain limitations and restrictions under applicable Oregon corporate law. For example, state law restrictions in Oregon include limitations and restrictions relating to: indemnification of directors, distributions to shareholders, dividend declarations, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

BANK REGULATION

        General. The Bank is an Oregon commercial bank operating in Oregon and Washington, with deposits insured by the FDIC. Accordingly, the Bank is subject to the supervision and regulation of the Oregon Department of Consumer and Business Services, the Washington Department of Financial Institutions, and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

        CRA. The Community Reinvestment Act ("CRA") requires that, in connection with examinations of financial institutions within their jurisdiction, the FRB or the FDIC evaluate the record of the financial institution in meeting the credit needs of its local communities, including low and moderate income neighborhoods, consistent with the safe and sound operation of the institution. These evaluations are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.

        Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of those persons. Extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not covered above and who are not employees, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

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

DIVIDENDS

        The principal source of Bancorp's cash reserves are dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Oregon Law also limits a bank's ability to pay dividends. Under these restrictions, as of December 31, 1999, the Bank could have declared dividends of approximately $24 million in the aggregate, without obtaining prior regulatory approval.

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


EFFECTS OF GOVERNMENT MONETARY POLICY

        Our earnings and growth are affected not only by general economic conditions, but also by the fiscal and monetary policies of the federal government, particularly the FRB. The FRB can and does implement national monetary policy for purposes such as curbing inflation and combating recession, but its open market operations in U.S. government securities, control of the discount rate applicable to borrowings from the FRB, and establishment of reserve requirements against certain deposits, influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans or paid on deposits. The nature and impact of future changes in monetary policies and their impact on the Company cannot be predicted with certainty.

ITEM 2. PROPERTIES

        The principal properties of the registrant are comprised of the banking facilities owned by the Bank. The Bank owns a total of 23 buildings hosting its branch offices and owns the land under 20 of those buildings. Some significant properties owned by the Bank are as follows:

(1) Land, administrative offices and drive-up teller facilities in Salem, Oregon with approximately 40,000 square feet of space;

(2) Land and the building housing a branch and administrative offices in Newport, Oregon, consisting of approximately 15,640 square feet of space;

(3) A building in Vancouver, Washington that is leased to another party under a ground lease at a monthly rental of $6,771;

(4) A building and the land under it in Lacey, Washington that is home to the Bank's Lacey branch and contains some administrative offices in approximately 12,000 square feet of space; and

(6) A building and land in Shelton, Washington with approximately 7,500 square feet that contains data processing and communications equipment.

        The Bank leases office space in Lake Oswego, Oregon, for its headquarter offices. The Bank leases a building and land in Salem, Oregon, where the Bank's data center is located. The Bank also leases office space in Wilsonville, Oregon for loan servicing and operations activity. In addition, the Bank leases space at approximately 26 other locations for branch and other offices. The aggregate monthly rental on all properties leased by Bancorp and the Bank is approximately $133,000.

        West Coast Trust's main office is in Salem where it leases space from the Bank. West Coast Trust also has offices in Portland, Oregon, Newport, Oregon, and Vancouver, Washington, where it leases space from the Bank.

        ELD, Inc. holds a one-third partnership interest in a building and land in Sequim, Washington. This interest was acquired before Bancorp purchased ELD's former parent Centennial Bank. Bancorp is currently seeking to divest of its interest in this property.

ITEM 3. LEGAL PROCEEDINGS

        Edward and Marianne Fischer v. West Coast Bank, Multnomah County Circuit Court, Case No. 9905-04969. On May 11, 1999, a husband and wife who loaned $4.6 million to a construction company filed suit in the Circuit Court of the State of Oregon for the County of Multnomah against the Bank and Bancorp alleging that they suffered damages as the result of the Bank and Bancorp's failure to provide take-out funding to the construction company. The construction company defaulted on the $4.6 million loan. The loan is secured by an approximate 500-acre tract of land in Lincoln County, Oregon ("Lincoln County Property"). Plaintiffs asserted claims against the Bank for breach of contract, promissory estoppel, fraud, promissory fraud and conversion, and for compensatory damages in excess of $4.6 million. Plaintiffs subsequently amended their complaint to remove Bancorp as a defendant and to include a claim for punitive damages against the Bank in excess of $5 million.

        On March 16, 2000, the Bank entered into a Settlement and Loan Purchase Agreement with Plaintiffs. Under this Agreement, the Bank paid to Plaintiffs $5.4 million, in exchange for Plaintiffs' transfer of all their rights, title and interest in the loan and the Lincoln County Property and a release of all Plaintiffs' claims against the Bank and its affiliates. The accompanying financial statements do not reflect any loss accrual in connection with this matter. Management believes it is probable the Company may experience a loss; however, the Company is not currently able to reasonably estimate the amount of any loss. The magnitude of any loss the Company may incur may depend upon the market value of the Lincoln County Property. The market value of the Lincoln County Property may depend upon the feasibility of a development project currently planned and the ability of the Bank to obtain or maintain required permits in connection with that project. In addition, the Bank may incur significant additional expenses collecting the loan, foreclosing on the collateral, and pursuing development of the Lincoln County Property. These expenses and the market value of the Lincoln County Property could adversely impact the Company's future financial statements. The Company expects shortly to receive the results of an appraisal of the Lincoln County Property. These results may enable the Company to in the near future estimate the amount or range of any potential loss.

        This section contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing Bancorp of the protections of the safe harbor provisions of the PSLRA. The forward looking statements contained in this section are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such a material difference include, but are not limited to, (1) facts and events currently unknown to management that may surface in connection with the Lincoln County Property, (2) environmental factors and issues that may affect the Lincoln County Property,
(3) any defenses raised or other matters occurring that prevent or delay the Bank's ability to foreclose its interest in the Lincoln County Property, (4) factors affecting the real estate market and property values in Lincoln County, Oregon, (5) factors that may delay the Company's receipt of appraisal results,
(6) actual market or sale values of property can differ from appraised values, and (6) other risks inherent in property development. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date of the statement. Bancorp undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents Bancorp files from time to time with the Securities and Exchange Commission.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

STOCK PRICE AND DIVIDENDS

        West Coast Bancorp common stock trades on The Nasdaq Stock Market under the symbol "WCBO" and its primary market makers are: Dain Rauscher, Inc.; Herzog, Heine, Geduld, Inc.; Hoefer & Arnett, Inc.; Keefe, Bruyette & Woods, Inc.; Knight Securities, LP; Pacific Crest Securities; Piper Jaffray Companies, Inc.; Ragen McKenzie Inc.; Sandler O'Neill & Partners, LP; Sherwood Securities Corp.; and Spear, Leeds & Kellogg. The high and low sale prices of our common stock for the periods indicated are shown below in the table. The prices below do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions. All the per share information have been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 1999, there were approximately 5,400 shareholders of common stock of record.

                                         1999                                  1998
                            --------------------------------     ---------------------------------
                              Market Price                         Market Price
                            ----------------   Cash dividend     ----------------    Cash dividend
                             High      Low        declared        High      Low         declared
                            ------    ------   -------------     ------    ------    -------------
1st Quarter...........      $19.89    $15.11       $0.050        $22.52    $19.84       $0.041
2nd Quarter...........      $17.67    $15.17       $0.050        $22.52    $18.03       $0.041
3rd Quarter...........      $16.25    $13.07       $0.065        $20.45    $13.12       $0.050
4th Quarter...........      $15.75    $12.75       $0.065        $20.80    $13.43       $0.050

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data should be read in conjunction with West Coast Bancorp's (Bancorp or the Company) consolidated financial statements and the accompanying notes presented in this report. The per share information has been adjusted retroactively for all stock dividends and splits previously issued.


(Dollars in thousands, except per share data)                                      Year ended December 31,
                                                            -----------------------------------------------------------------------
                                                               1999           1998           1997            1996           1995
                                                            -----------    -----------    -----------    -----------    -----------
Interest income .........................................   $    97,363    $    97,053    $    89,065    $    75,586    $    62,968
Interest expense ........................................        36,890         36,431         32,262         26,596         22,959
                                                            -----------    -----------    -----------    -----------    -----------
   Net interest income ..................................        60,473         60,622         56,803         48,990         40,009
Provision for loan loss .................................         2,190          2,900          3,936          2,571          1,200
                                                            -----------    -----------    -----------    -----------    -----------
Net interest income after provision for loan loss .......        58,283         57,722         52,867         46,419         38,809
Noninterest income ......................................        16,234         19,159         14,150          9,875          9,606
Noninterest expense .....................................        49,271         56,098         45,394         38,814         33,653
                                                            -----------    -----------    -----------    -----------    -----------
Income before income taxes ..............................        25,246         20,783         21,623         17,480         14,762
Provision for income taxes ..............................         7,914          6,724          7,184          5,804          4,154
                                                            -----------    -----------    -----------    -----------    -----------
Net income ..............................................   $    17,332    $    14,059    $    14,439    $    11,676    $    10,608
                                                            ===========    ===========    ===========    ===========    ===========
Per share data:
   Basic earnings per share .............................   $      1.12    $      0.91    $      0.96    $      0.79    $      0.74
   Diluted earnings per share ...........................   $      1.10    $      0.87    $      0.92    $      0.77    $      0.72
   Cash dividends .......................................   $      0.23    $      0.18    $      0.15    $      0.13    $      0.13
   Period end book value ................................   $      7.61    $      7.48    $      6.63    $      5.72    $      5.02
   Weighted average common  shares
      outstanding .......................................    15,790,500     16,143,758     15,700,556     15,137,213     14,732,037

Total assets ............................................   $ 1,354,687    $ 1,255,423    $ 1,117,826    $   940,297    $   766,658
Total deposits ..........................................   $ 1,080,798    $ 1,108,457    $   958,482    $   806,300    $   664,385
Total long-term borrowings ..............................   $    65,689    $    20,260    $    22,446    $    28,583    $    10,188
Net loans ...............................................   $   962,817    $   849,599    $   766,491    $   711,374    $   512,599
Stockholders' equity ....................................   $   116,793    $   117,225    $   101,140    $    85,381    $    72,660
Financial ratios:
   Return on average assets .............................          1.37%          1.21%          1.43%          1.39%          1.51%
   Return on average equity .............................         14.86%         12.97%         15.75%         14.93%         16.33%
   Average equity to average assets .....................          9.24%          9.30%          9.10%          9.29%          9.22%
   Dividend payout ratio ................................         20.49%         21.14%         15.97%         16.36%         16.83%
   Efficiency ratio (1)(2) ..............................         62.37%         68.84%         62.77%         64.47%         65.86%
   Net loans to assets ..................................         71.07%         67.67%         68.57%         75.65%         66.86%
   Average yields earned (1)(2) .........................          8.54%          9.16%          9.70%          9.99%         10.07%
   Average rates paid ...................................          3.91%          4.16%          4.25%          4.22%          4.40%
   Net interest spread (1)(2) ...........................          4.63%          5.00%          5.45%          5.77%          5.67%
   Net interest margin (1)(2) ...........................          5.38%          5.79%          6.23%          6.54%          6.48%
   Nonperforming assets to total assets .................          0.34%          0.46%          0.43%          0.28%          0.22%
   Allowance for loan loss to total loans ...............          1.38%          1.44%          1.35%          1.18%          1.26%
   Allowance for loan loss to
      nonperforming assets ..............................        289.95%        217.41%        218.50%        320.40%        397.32%

(1) Interest earned on nontaxable securities has been computed on a 34% tax basis for 1998 through 1995.

(2) Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION


FORWARD LOOKING STATEMENT DISCLOSURE

        In addition to historical information, this report contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing Bancorp of the protections of the safe harbor provisions of the PSLRA. The forward looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such a material difference include, but are not limited to, those discussed in this section of the report. In addition, the following items are among the factors that could cause actual results to differ materially from the forward looking statements in this report: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; year 2000 issues; and similar matters. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date of the statement. Bancorp undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.


RESULTS OF OPERATIONS

Years Ended December 31, 1999, 1998 and 1997.

        OVERVIEW. During 1998 and 1999, we restructured by merging our four bank subsidiaries into one bank called "West Coast Bank". The results for these years reflect the impact of the costs of this restructuring. In addition, during 1998, we completed an acquisition transaction that extended our market further into Washington. The 1997 and 1998 results reflect costs associated with this acquisition. Our assets were $1.355 billion as of December 31, 1999, an increase of $838 million, or 162%, from $517 million (before pooling transactions) at December 31, 1995. This rapid growth is attributable to both our acquisitions and the Company's strong internal asset generation.

        Our net income for 1999 was $17.3 million, compared with $14.1 million in 1998 and $14.4 million in 1997. Diluted earnings per share for the three years ended 1999, were $1.10, $0.87, and $0.92. These results were impacted by several non-recurring events:

        - 1998 income was reduced by $1.1 million for charges associated with our acquisition of CHL, WA. These charges were for conversion costs of $569,000 (pretax), and an increase in the provision for loan losses of $1.0 million (pretax) to bring the CHL's allowance for loan loss methodology in line with Bancorp practices.

        - Nonrecurring restructuring charges of $2.4 million ($3.8 million pretax) were incurred in 1998, and $558,000 ($888,999 pretax) were incurred in 1999.

        - The 1997 results were favorably impacted by a $1.095 million after tax gain on sale of servicing rights offset by merger expenditures of $905,000, after tax.

        After adjusting for these nonrecurring items, our operating income was $17.9 million, $17.6 million and $14.2 million for the years ended December 31, 1999, 1998 and 1997, respectively.

        Net interest income on a tax equivalent basis totaled $62.9 million for the year ended December 31, 1999, a less than one percent increase over $62.7 million for the same period in 1998, which was up 7.92% over 1997. Noninterest income was down in 1999 from the previous year due mainly to slower revenue produced in our secondary real estate loan sales divisions and smaller profits generated on our trust assets. Noninterest income in 1997 reflected a one-time gain on the sales of servicing rights on a loan portfolio. Noninterest expenses decreased in 1999, primarily due to our restructuring efforts and the related charges, as well as the acquisitions' costs recorded in the 1998 and 1997 results.

        ANALYSIS OF NET INTEREST INCOME. The following table displays information on the yields on average interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for the periods indicated on a tax equivalent basis. This information can be used to follow the changes in our yields and rates and the changes in our earning assets and liabilities over the past three years:

(Dollars in thousands)                               Year Ended December 31,       Increase (Decrease)               Change
                                                  ------------------------    -------------------------------     --------------
                                                     1999          1998         1997       99-98      98-97       99-98    98-97
                                                  ----------    ----------    --------    -------    --------     -----   ------
Interest and fee income (1)(2) ...............    $   99,741    $   99,108    $ 90,340    $   633    $  8,768     0.64%    9.71%
Interest expense .............................    $   36,890    $   36,431    $ 32,262    $   459    $  4,169     1.26%   12.92%
Net interest income (1)(2) ...................    $   62,851    $   62,677    $ 58,078    $   174    $  4,599     0.28%    7.92%

Average interest earning assets ..............    $1,167,597    $1,082,035    $931,578    $85,562    $150,457     7.91%   16.15%
Average interest bearing liabilities .........    $  942,904    $  875,368    $758,614    $67,536    $116,754     7.72%   15.39%
Average interest earning assets/
    Average interest bearing liabilities .....        123.83%       123.61%     122.80%      0.22        0.81
Average yields earned (1)(2) .................          8.54%         9.16%       9.70%     (0.62)      (0.54)
Average rates paid ...........................          3.91%         4.16%       4.25%     (0.25)      (0.09)
Net interest spread (1)(2) ...................          4.63%         5.00%       5.45%     (0.37)      (0.45)
Net interest margin (1)(2) ...................          5.38%         5.79%       6.23%     (0.41)      (0.44)

(1) Interest earned on nontaxable securities has been computed on a 34% tax equivalent basis for 1998 and 1997.

(2) Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis for 1999.

        NET INTEREST INCOME. As the above chart displays, for years ended December 31, 1999, 1998 and 1997, our average interest earning assets grew to $1.168 billion, from $1.082 billion and $931.6 million, respectively. During the same periods, average interest bearing liabilities were $942.9 million, $875.4 million and $758.6 million, respectively. The percentage of our average interest earning assets to average interest bearing liabilities increased to 123.83% in 1999, from 123.61% in 1998 and 122.80% in 1997. During the same periods the net interest margins were 5.38%, 5.79% and 6.23%, respectively. The decreases in the net interest margins and related yields or spreads were due mainly to a changing interest rate environment, increased pricing competition, a shift in some of the asset mix, and an increased reliance on borrowed funds. We expect that these factors will continue to pressure our net interest margins and spreads. Net interest income on a tax-equivalent basis only increased $174,000, or 0.28%, to $62.9 million in 1999 from $62.7 million in 1998, which was up from $58.1 million in 1997. The increases in our net interest income were due mainly to earning assets growth. Average interest earning assets increased 7.91% in 1999 from 1998 and 16.15%, in 1998 over 1997.

        We experienced a decrease in the net interest spread of 37 basis points in 1999 to 4.63%, from 5.00% in 1998, which was down 45 basis points from 5.45% in 1997. The average yield earned on interest earning assets was 8.54% in 1999, 9.16% in 1998 and 9.70% in 1997. Average interest bearing liabilities increased $67.5 million, or 7.72%, to $942.9 million for the year ended December 31, 1999, from $875.4 million in 1998 and $758.6 million in 1997, while the average rates paid declined over the period to 3.91%, from 4.16%, and 4.25%, respectively. Our loan portfolio experienced growth in 1999, ending the year at $976.3 million, up $114.2 million, or 13.25% from $862.1 million at December 31, 1998. The deposit base decreased to $1.081 billion at December 31, 1999, a reduction of $27 million or 2.44% from $1.108 billion at the end of 1998. During our restructure, we experienced deposit run-off of approximately $60 million in our South Puget Sound Region. This run-off was mainly attributable to staff turnover and the short period of time from the close of the acquisition of this unit to the actual name change and restructuring events. We also experienced pricing pressure from our customers and the competition, mainly from late 1998 through the first half of 1999, causing certain of our loans to be re-priced downward, reducing the yields on these earning assets.

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


(Dollars in thousands)                             1999                            1998                          1997
                                    ------------------------------  ----------------------------- -----------------------------
                                      Average    Interest            Average     Interest           Average    Interest
                                    Outstanding   Earned/  Yield/   Outstanding  Earned/  Yield/  Outstanding   Earned/  Yield/
                                      Balance       Paid   Rate(1)    Balance     Paid    Rate(1)   Balance      Paid    Rate(1)
                                    ------------ --------  -------  -----------  -------- ------- -----------  --------  ------
ASSETS:
  Interest earning balances
  due from banks .................   $    5,068   $   257   5.08%   $   31,178   $ 1,575   5.05%   $   29,195   $ 1,624    5.56%
Federal funds sold ...............          862        44   5.06         7,667       422   5.50         1,026        53    5.15
Taxable securities ...............      160,798    10,205   6.35       138,387     8,896   6.43       104,375     6,833    6.55
Nontaxable securities(2)(3) ......       89,689     6,794   7.57        77,536     6,044   7.80        43,231     3,751    8.68
Loans, including fees(4) .........      911,180    82,441   9.05       827,267    82,171   9.93       753,721    78,079   10.36
                                     ----------   -------   ----    ----------   -------   ----    ----------   -------   -----
  Total interest earning
      assets .....................    1,167,597    99,741   8.54%    1,082,035    99,108   9.16%      931,548    90,340    9.70%

  Allowance for loan loss.........      (13,022)                       (11,971)                        (9,474)
  Premises and equipment..........       30,096                         29,273                         26,327
  Other assets....................       77,116                         66,625                         58,461
                                     ----------                     ----------                     ----------
    Total assets..................   $1,261,787                     $1,165,962                     $1,006,862
                                     ==========                     ==========                     ==========

LIABILITIES AND
SHAREHOLDERS'

  Savings and interest bearing
    demand deposits............        $545,682   $16,315   2.99%   $  514,287   $16,460   3.20%   $  455,882   $16,382    3.59%
  Certificates of deposit......         347,130    17,911   5.16       322,671    17,798   5.52       272,242    14,075    5.17
  Short-term borrowings........          30,583     1,675   5.48         7,081       359   5.08         7,943       527    6.63
  Long-term borrowings.........          19,509       989   5.07        31,329     1,814   5.79        22,547     1,278    5.67
                                     ----------   -------   ----    ----------   -------   ----    ----------   -------   -----
    Total interest bearing
      liabilities..............         942,904    36,890   3.91%      875,368    36,431   4.16%      758,614    32,262    4.25%
  Demand deposits..............         193,888                        175,688                        147,770
  Other liabilities............           8,355                          6,474                          8,822
                                     ----------                     ----------                     ----------
    Total liabilities..........       1,145,147                      1,057,530                        915,206
  Shareholders' equity.........         116,640                        108,432                         91,656
                                     ----------                     ----------                     ----------
    Total liabilities and
      shareholders' equity.....      $1,261,787                     $1,165,962                     $1,006,862
                                     ==========                     ==========                     ==========
  Net interest income..........                   $62,851                        $62,677                        $58,078
                                                  =======                        =======                        =======
  Net interest spread..........                             4.63%                          5.00%                           5.45%
                                                            ====                           ====                            ====

(1) Yield/rate calculations have been based on more detailed information than presented and therefore may not recompute exactly due to rounding.

(2) Interest earned on nontaxable securities has been computed on a 34 percent tax equivalent basis in 1998 and 1997.

(3) Interest earned on nontaxable securities has been computed on a 35 percent tax equivalent basis in 1999.

(4) Includes balances for loans held for sale.

        ANALYSIS OF CHANGE IN INTEREST DIFFERENTIAL. The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes not due solely to volume or rate are allocated to rate and changes due to new product lines are allocated to volume.

                                                                                   Year Ended December 31,
                                                           ------------------------------------------------------------------------
                                                                    1999 versus 1998                      1998 versus 1997
                                                           -----------------------------------    ---------------------------------
                                                                                      Total                                 Total
                                                            Increase (Decrease)      Increase      Increase (Decrease)    Increase
                                                                  Due to            (Decrease)           Due to           (Decrease)
                                                           ---------------------    ----------    ---------------------   ---------
(Dollars in thousands)                                      Volume        Rate                     Volume       Rate
                                                           --------     --------                  --------     --------
Interest income:
Interest earning balances due
  from banks .........................................     $(1,319)     $     1      $(1,318)     $   110      $  (159)     $  (49)
Federal funds sold ...................................        (375)          (3)        (378)         343           26         369
Investment security income:
  Interest on taxable securities .....................       1,441         (132)       1,309        2,227         (164)      2,063
  Interest on nontaxable securities (TEA)(1)(2) ......         947         (197)         750        2,977         (684)      2,293
Loans, including fees on loans .......................       8,335       (8,065)         270        7,615       (3,523)      4,092
                                                           -------      -------      -------      -------      -------      ------
  Total interest income TEA (1)(2) ...................       9,029       (8,396)         633       13,272       (4,504)      8,768

Interest expense:
Savings and interest bearing demand ..................       1,005       (1,150)        (145)       2,099       (2,021)         78
Certificates of deposit ..............................       1,349       (1,236)         113        2,607        1,116       3,723
Short-term borrowings ................................       1,192          124        1,316          (57)        (111)       (168)
Long-term borrowings .................................        (684)        (141)        (825)         498           38         536
                                                           -------      -------      -------      -------      -------      ------
  Total interest expense .............................       2,862       (2,403)         459        5,147         (978)      4,169
                                                           -------      -------      -------      -------      -------      ------
  Net interest spread (1)(2) .........................     $ 6,167      $(5,993)     $   174      $ 8,125      $(3,526)     $4,599
                                                           =======      =======      =======      =======      =======      ======


(1) Tax-exempt income has been adjusted to a tax-equivalent basis at a 34 percent tax equivalent basis in 1998 and 1997.

(2) Tax-exempt income has been adjusted to a tax-equivalent basis at a 35 percent tax equivalent basis in 1999.

        PROVISION FOR LOAN LOSSES. Provisions for loan losses of $2,190,000, $2,900,415, and $3,936,000 were recorded for the years ended December 31, 1999, 1998 and 1997, respectively. The 1998 provision included $1.0 million related to the CHL acquisition. The adjustment brought the allowance for loan loss methodology of the acquired company in-line with our practices. During 1997, the provision was impacted by subsequent portfolio activity related to an acquisition previously made by CHL. CHL increased its provision in 1997 by $675,000, directly related to the loans acquired, and recorded net charge-offs in 1997, including those related to the acquired loans of $1.3 million. The 1997 CHL net charge-offs were substantially higher than those experienced in 1996 of $487,000, prior to this acquisition. Net charge-offs of $1,163,000, $898,000, and $1,976,000, were recorded in 1999, 1998 and 1997, respectively. The allowance for loan loss as a percentage of loan totals at December 31, 1999 and 1998, was 1.38%, and 1.44% of total loans, respectively, and the allowance for loan losses represented 289.95% of our non-performing assets as of December 31, 1999, compared to 217.41% at December 31, 1998.

        NONINTEREST INCOME. Noninterest income for the year ended December 31, 1999, was $16.2 million compared to $19.2 million in 1998 and $14.1 million in 1997. The service charges on deposit accounts we collected were $4.5 million, $4.6 million and $4.1 million for 1999, 1998 and 1997, respectively. The deposit service charges increased in 1998 over 1997, as deposit balances and accounts increased. During 1999, service charges on deposits decreased, as we completed our restructuring. During the restructuring, certain fees charged on some deposit accounts were waived as some customers may have experienced conversion-related issues. In addition, our South Puget Sound region experienced deposit balance run-off, affecting the service charge income. Increases in other service charges, commissions and fees over the last three years were due to an increased customer base and transaction volume serviced, mainly in our merchant bankcard and brokerage operations. Gains on sales of loans were $3.6 million in 1999, $6.4 million during 1998 and $2.4 million during 1997. We experienced significant volatility in this area as the interest rate environment changed over the past three years. Our loan sales activity increased during 1998 to an all-time high during the low interest rate environment the U.S. economy experienced that year. During 1999, the activity slowed dramatically as the Federal Reserve Board began raising interest rates. We experienced a slow down in both refinance activity as well as new loan sales generation during 1999. Early in 2000, the Board of Governors of the Federal Reserve (FRB) again moved interest rates upward, and as a result, further negative impacts on the gain on loan sale revenues can be expected in the future. Trust revenues of $2.1 million, $2.5 million and $1.7 million were earned during 1999, 1998 and 1997, respectively. While the trust operation has seen the book value of its managed assets increase over the past three years, the market values of these assets have declined, as the investments have not faired well in the stock and bond markets. Our fees in the Trust area are mainly generated from the market values of these managed assets. Loan servicing fees have declined in recent years, as the Bank has chosen not to add any significant activity to this portfolio. Other noninterest income fluctuated over the three-year period, with some non-recurring activity and the growth of the Company. During 1997, Bancorp recognized gains on the sale of servicing rights of $1,659,420. During 1999 and 1998, no such sale of servicing rights occurred. Net securities gains were $81,861 in 1999, $ 347,797 in 1998, and net losses of $85,446 were recorded in 1997.

        NONINTEREST EXPENSE. Noninterest expenses during the last three years were $49.3 million in 1999, $56.1 million in 1998 and $45.4 million in 1997. From 1997 to 1998, we experienced an increase in every reported noninterest expense category except for professional fees. These increased expenses were caused mainly by the expansion of our branch system and our services, and the costs associated with entering new markets. The branch system grew to 40 office locations at the end of 1998, from 34 at the end of 1995. Our operating costs also increased during these years, as we felt the added burden of operating four separate banking entities.

        During 1999, operating expenses declined from $56.1 million to $49.3 million. This significant decline in operating costs is attributable to our restructure. During 1998, we initiated a plan to restructure the Company and consolidate our four banks into one. The costs recorded that directly related to the restructure were $3.77 million in 1998 and $859,000 in 1999. The 1999 costs include $151,000 recorded in marketing expenses in the financial statements. Salaries and employee benefits decreased in 1999, as we reduced the full-time equivalent employees from 652 in 1998 to 594 in 1999. In addition, equipment, printing and office supplies, and other noninterest expenses were reduced as a result of the restructure. Occupancy expense increased as we expanded. We continued our branch expansion in 1999 by opening two new locations. We also closed our small supermarket location during 1999. We expect to continue to grow through strategically placed offices in 2000 and beyond. In general, opening a new branch results in higher costs, which are not offset until a certain level of deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations until earnings grow to cover overhead. We also moved into a new loan operations center outside of Portland where we consolidated a number of processing departments in the restructure. Marketing expenses were higher in 1999, as we marketed our new bank name in the communities we serve. Professional fees and communications expenses were essentially the same in 1999 as the prior year.

RESTRUCTURING CHARGES

        The 1999 and 1998 results have been impacted by one-time costs resulting from the consolidation of our separate subsidiary banks into one entity, called West Coast Bank. The consolidation was completed on December 31, 1998, and the conversions followed. During 1999, we completed the system and data conversions, signage changes, name branding, staff reductions, corporate reorganizations, the opening of a new loan servicing center and consolidation of the loan processing, among other projects. We incurred $4.63 million in costs for the consolidation, including costs related to a severance plan, signage, data conversions, marketing, regulatory and administrative costs. We expect to pay approximately $315,000 in remaining severance payments; these items have been recognized as expenses in the results of operations through December 31, 1999. All other payments related to this restructuring have been completed and are reflected in the results of operations for 1999 and 1998. We initially projected these costs of the consolidation at $5 million. We were successful in maintaining the restructuring costs below our original forecast. Approximately 38% of the costs incurred were employee program and severance related, which were accrued for in the third quarter of 1998. The accruals are being charged as payments are made. The following table summarizes the accrued restructuring charges:

(Dollars in thousands)                                         December 31,    December 31,
                                                                  1999             1998
                                                               ------------    ------------
Beginning balance, accrued restructuring charges ...........     $1,760           $   --
Provision for restructuring charges ........................         57            1,918
Utilization:
      Cash .................................................      1,502              158
                                                                 ------           ------
Total Utilization ..........................................      1,502              158
                                                                 ------           ------
End of period balance, accrued restructuring charges .......     $  315           $1,760
                                                                 ======           ======

        Our original forecast, established in 1998, anticipated that the consolidation would save approximately $6 million annually. The cost savings were identified as coming from reductions in staff and related overhead, a simplified corporate structure, a reduced regulatory burden, and pricing and other synergies created by unified marketing efforts and name branding. The plan called for two-thirds of the cost savings to be substantially achieved by the third quarter of 1999, with the remaining savings to be achieved early in the year 2000.

        To date, we have identified and instituted cost reductions in excess of the $6 million restructuring goal and, in addition, have identified areas for enhancing revenues. The reduction of non-interest expenses, and improvement in the noninterest expense to average asset ratios have occurred, even though the Company is experiencing growth and expansion. The restructure and cost reduction efforts have had an impact on revenue growth in the past several quarters. The South Puget Sound region of the Company, which was acquired via the CHL acquisition of in February 1998, experienced deposit run-off of approximately $60 million throughout 1999, following the name change and restructuring. This run-off was mainly attributable to staff turnover and the short period of time from the close of the acquisition to the actual name change and restructuring events. This issue is currently receiving attention. The Company was primarily inwardly focused in 1999, to effectively execute the restructure plan.

        Cash outlays related to one-time restructuring charges have not materially affected liquidity. Readers are referred to management's "Forward Looking Statements Disclosure" in connection with this section.

INCOME TAXES

        Income tax expense for 1999 was $7.9 million, or 31.3% of income before income taxes. 1998 was $6.7 million or 32.3% of income before income taxes, and 1997 was $7.2 million or 33.2% of income before income taxes. Income tax expense has fluctuated over time due to state income taxes and capitalization of certain merger-related expenditures for income tax purposes, as well as changes in the income before income taxes of the Company. We anticipate that tax expense will increase in future years, due to increased income before income taxes, increased tax rates and a smaller percentage of income being generated from tax exempt items. Any future merger-related capitalized costs might also increase the tax provisions. Readers are referred to management's "Forward Looking Statements Disclosure" in connection with this section.

LENDING AND CREDIT MANAGEMENT

        Interest earned on the loan portfolio is our primary source of income. Net loans represented 71.07% of total assets as of December 31, 1999. A certain degree of credit risk is inherent in our lending activities. This risk is managed through our Credit Administration and Credit Review functions, which are designed to help ensure compliance with our credit standards. Through the Credit Review function the bank is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. As part of our ongoing lending process, internal risk ratings are assigned to each Commercial and Commercial Real Estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis.

        Although we strive to serve the credit needs of our service areas, the primary focus is on real estate related and commercial credits. We make substantially all our loans to customers located within our service areas. The Bank has no loans defined as highly leveraged transactions by the FRB.

        Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. As a result of the nature of our customer base and the growth experienced in the market areas served, real estate is frequently a material component of collateral for the Bank's loans. The expected source of repayment of these loans is generally the cash flow of the project, operations of the borrower's business, or personal income. Risks associated with real estate loans include fluctuating land values, local economic conditions, changes in tax policies, and a concentration of loans within any one area.

        Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest or principal is doubtful or when the principal or interest payment becomes 90 days past due. Increases in nonaccrual loans in recent years are due primarily to growth in the loan portfolio. The nonaccrual loans consist of a number of loans in different categories and are largely secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received. Interest income foregone on nonaccrual loans was approximately $358,000 during 1999.

        At December 31, 1999, we were not aware of any concentration of loans exceeding 10 percent of the total loans to a multiple number of borrowers engaged in a similar business. At December 31, 1999 and 1998, the Bank had $0 and $4,628,000 of bankers acceptances, respectively.

        As of December 31, 1999 and 1998, we had $11,996,000 and $19,873,000,
respectively in outstanding loans to persons serving as directors, officers, principal shareholders and their related interests. These loans were made substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Bank.

              (Dollars in thousands)              December 31,1999
              ----------------------              ----------------
              Balance, beginning of period            $19,873
              New loans an advances                       564
              Principal payments and payoffs           (8,441)
                                                      -------
              Balance, end of period                  $11,996
                                                      =======

        The Bank manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities.

                                                                    Year Ended December 31,
                              --------------------------------------------------------------------------------------------------
                                     1999               1998                 1997                1996                1995
                              ------------------  -----------------   ------------------  ------------------  ------------------
(Dollars in thousands)          Amount   Percent   Amount   Percent     Amount   Percent   Amount    Percent   Amount    Percent
                              ---------  -------  --------- -------   ---------  -------  ---------  -------  ---------  -------
Commercial loans ............ $157,912    16.40%   $150,206    17.68%   $150,197    19.60%   $146,632     20.61%  $109,565   21.38%
Real estate construction ....  124,102    12.89     118,171    13.91     112,378    14.66      87,257     12.27     65,163   12.71
Real estate-mortgage ........  101,579    10.55     113,661    13.38     116,228    15.16     124,230     17.46     87,164   17.00
Real estate-commercial ......  531,600    55.21     414,169    48.75     323,320    42.18     274,048     38.52    193,035   37.66
Installment and other
  consumer ..................   61,104     6.35      65,845     7.75      74,819     9.76      87,698     12.33     64,234   12.53
                              --------             --------             --------             --------             --------
    Total loans .............  976,297   101.40     862,052   101.47     776,942   101.36     719,865    101.19    519,161  101.28

Allowance for loan loss .....  (13,480)   (1.40)    (12,453)   (1.47)    (10,451)   (1.36)     (8,491)    (1.19)    (6,562)  (1.28)
                              --------   ------    --------   ------    --------   ------    --------    ------   --------  ------
    Total loans, net ........ $962,817   100.00%   $849,599   100.00%   $766,491   100.00%   $711,374    100.00%  $512,599  100.00%
                              ========   ======    ========   ======    ========   ======    ========    ======   ========  ======

        The maturity distribution of selected categories of Bancorp's loan portfolio at December 31, 1999, and the interest sensitivity are estimated in the following table.

                                                             Commercial          Real Estate
(Dollars in thousands)                                         Loans             Construction            Total
                                                             ----------          ------------           --------
Maturity distribution:
  Due within one year................................         $113,726             $114,177             $227,903
  Due after one through five years...................           32,630                8,338               40,968
  Due after five years...............................           11,556                1,587               13,143
                                                              --------             --------             --------
    Total............................................         $157,912             $124,102             $282,014
                                                              ========             ========             ========
Interest sensitivity:
  Fixed-interest rate loans..........................         $ 52,617             $  5,921             $ 58,538
  Floating or adjustable interest rate loans(1)......          105,295              118,181              223,476
                                                              --------             --------             --------
    Total............................................         $157,912             $124,102             $282,014
                                                              ========             ========             ========

(1) Some loans contain provisions which place maximum or minimum limits on interest rate charges.

        The following table presents information with respect to nonperforming assets.

                                                                                     December 31,
                                                    --------------------------------------------------------------------------
(Dollars in thousands)                                 1999             1998             1997            1996           1995
                                                    ----------       ----------       ----------       --------       --------
Loans on nonaccrual status ...................      $    4,316       $    4,565       $    4,245       $  2,228       $  1,050
Loans past due 90 days or more but not on
  nonaccrual status ..........................               8               42               44             97            296
Other real estate owned ......................             325            1,121              494            324            306
                                                    ----------       ----------       ----------       --------       --------
    Total nonperforming assets ...............      $    4,649       $    5,728       $    4,783       $  2,649       $  1,652
                                                    ==========       ==========       ==========       ========       ========
Percentage of nonperforming assets to
  total assets ...............................            0.34%            0.46%            0.43%          0.28%          0.22%

Total assets .................................      $1,354,687       $1,255,423       $1,117,826       $940,297       $766,658

LOAN LOSS ALLOWANCE AND PROVISION

        A loan loss allowance has been established to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include:

        - The formula allowance,

        - Specific allowances for identified problem loans and

        - portfolio segments and The unallocated allowance.

        Our allowance incorporates the results of measuring impaired loans as provided in: Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement, income recognition and guidelines concerning impaired loans.

        During 1999 and 1998, modifications to the allowance for loan losses included identifying segments of the loan portfolio where the Bank may have larger credit concentrations or exposure, and then allocating the allowance in these areas based on loss factors deemed appropriate. We continue to look for ways to enhance the allowance methodology, with increased detailed analysis, tracking and review. The changes to the allowance methodology made during 1999 and 1998 were to enhance the overall identification and allocation of the reserves.

        The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of those loans, pools of loans, or commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and other such pertinent data and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. While historic charge-off history is studied and used as a base of information, management believes that the recent strength of the economy has played a favorable role in reducing charge-off activity. Management believes that Commercial and Commercial Real Estate loans have in the industry produced significant losses in brief periods at particular points in economic cycles. Therefore management believes it is appropriate to use a reserve higher than recent charge-off experience would suggest in these categories of loans. This decision is supported by what management perceives to be industry practices for minimum reserve levels, and is intended to prevent an understatement of reserves based upon over-reliance on recent, favorable economic conditions.

Loss factors are described as follows:

        - Problem graded loan loss factors are obtained from historical loss experience, and other relevant factors including trends in past dues, non-accruals, and risk rating changes.

        - Pooled loan loss factors, not individually graded loans, are based on expected net charge-offs and other factors including trends in past dues, collateral values, and levels of Other Real Estate Owned. Pooled loans are loans and leases that are homogeneous in nature, such as consumer installment and residential mortgage loans.

        Specific allowances are established where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different than the amount determined by the application of the formula allowance. The unallocated allowance uses a more subjective method and considers such factors as the following:

        - Existing general economic and business conditions affecting our key lending areas,

        - Credit quality trends, including trends in nonperforming loans expected to result from existing conditions,

        - Collateral values, Loan growth rates and concentrations,

        - Specific industry conditions within portfolio segments,

        - Recent loss experience in particular segments of the portfolio,

        - Interest rate environment,

        - Duration of the current business cycle,

        - Bank regulatory examination results and

        - Findings of our internal credit examiners.

        Executive credit management reviews these conditions quarterly in discussion with our senior credit officers and Credit Review. If any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the probable loss concerning this condition is reflected in the unallocated allowance.

        The allowance for credit losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information available.

        Recently acquired loan portfolios are reviewed and an overall assessment is made using our methodology as to the adequacy of the loan portfolios, and any necessary adjustments to the allowance are made as they are identified. A detailed review of the acquired loan portfolio follows, and our standard loan grading system is applied to the portfolio. Any further adjustments to the allowance are recorded in the period they are identified.

        At December 31, 1999, our allowance for loan loss was $13.5 million, or
1.38 percent of total loans, and 289.95 percent of total non-performing assets, compared with an allowance for credit losses at December 31, 1998 of $12.5 million, or 1.44 percent of total loans, and 217.41 percent of total non-performing assets.

        During our normal loan review procedures, a loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is usually not considered to be impaired during a period of minimal delay (less than 90 days). Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Loans are currently measured at lower of cost or fair value. Leases and certain large groups of smaller balance homogeneous loans, that are collectively measured for impairment, are excluded. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position, that the borrower's financial condition is such that collection of principal is not probable.

        At December 31, 1999, and 1998, the recorded investments in certain loans that were considered to be impaired were $4,118,000 and $4,423,000, respectively, all of which was classified as non-performing. Of these impaired loans, $858,000 and $555,000 had a specific related valuation allowance of $438,000 and $150,000, respectively, while $3,260,000 and $3,868,000 did not require a specific valuation allowance. The balance of the allowance for loan loss in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in certain impaired loans for the years ended December 31, 1999 and 1998, were approximately, $4,252,000 and $3,633,000, respectively. For the years ended December 31, 1999 and 1998, interest income recognized on impaired loans totaled $165,000 and $384,000, respectively, all of which was recognized on a cash basis.

        At December 31, 1999, our allowance for loan losses was $13.5 million, consisting of a $12.8 million formula allowance, a $525,000 specific allowance and a $210,000 unallocated allowance. At December 31, 1998, the allowance for loan losses of $12.5 million consisted of a $11.4 million formula allowance, a $117,000 specific allowance and a $1.0 million unallocated allowance. The changes in the allocation of the allowance for loan losses from 1998 to 1999, were due primarily to additions to the loan portfolio, turnover in our non-performing loans, charge-off activity, enhanced understanding and measurement of acquired portfolios, and other such relevant factors.

        The following table presents information with respect to certain loan information.

                                                                                  December 31,
                                                        ----------------------------------------------------------------
(Dollars in thousands)                                    1999          1998          1997          1996          1995
                                                        --------      --------      --------      --------      --------
Loans outstanding at end of period .................    $976,297      $862,052      $776,942      $719,865      $519,161
Average loans outstanding during the period ........    $904,931      $816,240      $751,284      $619,205      $483,129

Allowance for loan loss, beginning of period .......    $ 12,453      $ 10,451      $  8,491      $  6,562      $  5,849
Recoveries:
  Commercial .......................................         129           298           218           169            63
  Real estate ......................................          58            47             5            11            --
  Installment and consumer .........................          77            63            52            76            24
                                                        --------      --------      --------      --------      --------
  Total recoveries .................................    $    264      $    408      $    275      $    256      $     87
Loans charged off:
  Commercial .......................................         450           853         1,305           965           301
  Real estate ......................................         487            39           204            62            19
  Installment and consumer .........................         490           414           742           423           254
                                                        --------      --------      --------      --------      --------
  Total loans charged off ..........................    $  1,427      $  1,306      $  2,251      $  1,450      $    574
                                                        --------      --------      --------      --------      --------
Net loans charged off ..............................      (1,163)         (898)       (1,976)       (1,194)         (487)
Reserves added through purchase acquisition ........          --            --            --           552            --
Provision for loan loss ............................       2,190         2,900         3,936         2,571         1,200
                                                        --------      --------      --------      --------      --------
Allowance for loan loss, end of period .............    $ 13,480      $ 12,453      $ 10,451      $  8,491      $  6,562
                                                        ========      ========      ========      ========      ========

Ratio of net loans charged off to average
  loans outstanding ................................         .13%          .11%          .26%          .19%          .10%

        During 1999, net loans charged off were $1,163,000, compared to $898,000 during 1998. The percentage of net loans charged off to average loans outstanding was 0.13 percent during 1999, compared to 0.11 percent and 0.26 percent for the years ended December 31, 1998 and 1997, respectively. Charge offs of loans reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

        At December 31, 1999, the provision for loan loss exceeded the net loans charged off during the year, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio. During the first quarter of 1998, Bancorp recorded a $1.0 million provision related to the CHL acquisition to bring the allowance for loan loss methodology in-line with Bancorp practices.

        There can be no assurance that the adverse impact of any of these conditions will not be in excess of the range set forth above. Readers are referred to management's "Forward Looking Statement Disclosure" in connection with this section.

CAPITAL RESOURCES

        The FRB and Federal Deposit Insurance Corporation (FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4% and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of December 31, 1999, Bancorp and the Bank are considered "Well Capitalized" under the regulatory risk based capital guidelines.

        Shareholders' equity was $116.8 million at December 31, 1999, compared to $117.2 million at December 31, 1998, a decrease of $400,000, or less than 1%, over that period of time. At December 31, 1999, shareholders' equity, as a percentage of total assets, was 8.62%, compared to 9.34% at December 31, 1998. The change was primarily a result of asset growth outpacing the net effect of income recognition, plus cash from the exercise of stock options, less dividends and stock repurchased, and the change in net value of the available for sale investment portfolio. In a rising interest rate environment, the value of the available for sale portfolio will decline, thus negatively impacting equity. The opposite would occur in a falling rate environment. Equity decreased less than 1% over the period from December 31, 1998 to December 31, 1999, while assets grew by 8% over the same period.

        As the following table indicates, Bancorp currently exceeds the regulatory minimum capital ratio requirements.

                                                      December 31, 1999
                                                -----------------------------
(Dollars in thousands)                            Amount               Ratio
                                                ----------             -----
Tier 1 capital.............................     $  118,397             10.50%
Tier 1 capital minimum requirement.........         45,104              4.00
                                                ----------             -----
Excess Tier 1 capital......................     $   73,293              6.50%
                                                ==========             =====

Total capital..............................     $  131,877             11.69%
Total capital minimum requirement..........         90,249              8.00
                                                ----------             -----
Excess total capital.......................     $   41,628              3.69%
                                                ==========             =====

Risk-adjusted assets.......................     $1,128,086
                                                ==========
Leverage ratio.............................                             9.00%
Minimum leverage requirement...............                             3.00
                                                                       -----
Excess leverage ratio......................                             6.00%
                                                                       =====
Adjusted total assets......................     $1,315,714
                                                ==========

LIQUIDITY AND SOURCES OF FUNDS

        The Bank's primary sources of funds are customer deposits, maturities of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle ("FHLB"), and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

        Deposits are the primary source of new funds. Total deposits were $1.081 billion at December 31, 1999, down from $1.108 billion at December 31, 1998. Brokered deposits are generally not accepted. We have attempted to attract deposits in our market areas through competitive pricing and delivery of a quality product. The deposit decrease in the period is mainly due to the run-off of balances in the South Puget Sound region following the restructure. Readers are referred to management's "Restructuring Charges" discussion in connection with this section.

        Management expects to continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, advances from FHLB, and other borrowings to provide liquidity. Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition, customer management of cash resources and other factors. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will include Federal Funds purchased and borrowings from the FHLB.

INVESTMENT PORTFOLIO

           The following table shows the amortized cost and fair value of Bancorp's investments.

(Dollars in thousands)                                           1999                    1998                     1997
                                                         ---------------------    --------------------    --------------------
                                                         Amortized     Fair       Amortized    Fair       Amortized    Fair
Available for sale                                          Cost       Value        Cost       Value        Cost       Value
                                                         ---------    --------    ---------   --------    ---------   --------
U.S. Treasury securities .............................    $    500    $    501    $  5,999    $  6,065    $  9,540    $  9,572
U.S. Agency securities ...............................     102,574     100,408      87,971      88,856      76,280      76,513
Obligations of state and political subdivisions ......      98,344      95,946     103,445     107,689      61,718      63,822
Other Securities .....................................      59,710      58,754      50,103      50,661      41,097      41,283
                                                          --------    --------    --------    --------    --------    --------
    Total ............................................    $261,128    $255,609    $247,518    $253,271    $188,635    $191,190
                                                          ========    ========    ========    ========    ========    ========

(Dollars in thousands)                                      1999                      1998                          1997
                                                      ------------------     -----------------------       -----------------------
                                                      Amortized    Fair      Amortized        Fair         Amortized        Fair
Held to maturity                                        Cost       Value       Cost           Value          Cost           Value
                                                      ---------    -----     ---------        ------       ---------       -------
U.S. Treasury securities ...........................     $--        $--        $   --         $   --         $   --         $   --
U.S. Agency securities .............................
Obligations of state and political subdivisions ....      --         --         2,696          2,909          2,987          3,046
Other Securities ...................................      --         --            --             --             --             --
                                                         ---        ---        ------         ------         ------         ------
    Total ..........................................     $--        $--        $2,696         $2,909         $2,987         $3,046
                                                         ===        ===        ======         ======         ======         ======

        At December 31, 1999 the net unrealized loss on the investment portfolio was $5,519,000 representing 2.16% of the total portfolio. Management has no current plans to sell any of these securities that would result in a material impact on the results of operation. The following table summarized the contractual maturities and weighted average yields of investment securities.

                                     One                                   After 5               Due
                                     Year             One Thru             thru 10            after 10
(Dollars in thousands)             Or Less    Yield   5 Years     Yield     Years     Yield     Years     Yield      Total     Yield
                                   -------    -----   --------    -----   --------    -----   --------    -----    --------    -----
U.S. Treasury securities .......   $   501    5.97%   $    --       --    $     --      --     $    --      --     $    501    5.97%
U.S. Agency securities .........       548    5.58%    47,481     6.41%     52,379    6.78%                         100,408    6.60%
Obligations of state and
  political subdivisions(1) ....     2,286    8.63%    23,986     7.48%     47,857    7.28%     21,817    7.24%      95,946    7.35%
Other Securities(2) ............    18,780    7.19%    23,558     6.54%     12,442    6.88%      3,974    6.72%      58,754    6.83%
                                   -------            -------             --------             -------             --------
  Total(1) .....................   $22,115    7.27%   $95,025     6.72%   $112,678    7.01%    $25,791    7.16%    $255,609    6.94%
                                   =======            =======             ========             =======             ========

(1) Yields are stated on a federal tax-equivalent basis at 35 percent.

(2) Does not reflect anticipated maturity from prepayments on mortgage-based and asset-based securities. Anticipated lives are shorter than contractual maturities.

DEPOSITS AND BORROWINGS

        The following table summarizes the average amount of, and the average rate paid on, each of the deposit and borrowing categories for the periods shown.

                                                      1999                             1998                         1997
                                           ---------------------------    ---------------------------   ---------------------------
(Dollars in thousands)                     Average Balance   Rate Paid    Average Balance   Rate Paid   Average Balance   Rate Paid
                                           ---------------   ---------    ---------------   ---------   ---------------   ---------
Demand .................................     $  193,888          --         $  175,688           --         $147,770         --
Savings and interest bearing demand ....        545,682        2.99%           514,287         3.20%         455,882        3.59%
Certificates of deposit ................        347,130        5.16%           322,671         5.52%         272,242        5.17%
Short-term borrowings ..................         30,583        5.48%             7,081         5.08%           7,943        6.63%
Long-term borrowings ...................         19,509        5.07%            31,329         5.79%          22,547        5.67%
                                             ----------        ----         ----------         ----         --------        ----
      Total deposits and borrowings ....     $1,136,792        3.91%        $1,051,056         4.16%        $906,384        4.25%
                                             ==========        ====         ==========         ====         ========        ====

        As of December 31, 1999 time deposit liabilities are presented below at the earlier of the next repricing date or maturity.

                                                                           Time Deposits
                                                                      of $100,000 or More (1)           Other Time Deposits (2)
                                                                      -----------------------          ------------------------
(Dollars in thousands)                                                Amount          Percent           Amount          Percent
                                                                      -------         -------          --------         -------
Reprice/mature in three months or less .....................          $26,304          30.24%          $ 64,604          25.14%
Reprice/mature after three months through six months .......           21,883          25.16             67,518          26.28
Reprice/mature after six months through one year ...........           25,095          28.86             73,585          28.64
Reprice/mature after one year through five years ...........           12,406          14.27             47,473          18.47
Reprice/mature after five years ............................            1,282           1.47              3,777           1.47
                                                                      -------         ------           --------         ------
      Total ................................................          $86,970         100.00%          $256,957         100.00%
                                                                      =======         ======           ========         ======

(1) Time deposits of $100,000 or more represent 8.05% of total deposits as of December 31, 1999.

(2) All other time deposits represent 23.77% of total deposits as of December 31, 1999.

        As of December 31, 1999 other borrowings had the following times remaining to contractual maturity.

                                                     Due after
                                     Due in           three            Due after
                                     three            months           one year
                                     months          through            through         Due after
(Dollars in thousands)              or less          one year          five years       five years          Total
                                    --------         ---------         ----------       ----------         --------
Short-term borrowings..........     $79,512            $ --            $                    $--            $ 79,512
Long-term borrowings...........         393             284             65,012               --              65,689
                                    -------            ----            -------              ---            --------
      Total borrowings.........     $79,905            $284            $65,012              $--            $145,201

(1) Based on contractual maturities, and may vary based on possible call dates.

YEAR 2000 UPDATE

        INTRODUCTION. The year 2000 (or "Y2K") challenged companies to ensure that automated systems were ready to transition into the New Year. The challenge arose from the inability of some automated systems, including computer software systems and systems with an embedded microchip, to recognize the year 2000, since many programs and systems were designed to store calendar years in the 1900s by assuming the "19" and storing only the last two digits of the year. For example, these automated systems would recognize a year stored as "00" as the year "1900," rather than as the year 2000. In addition, it was feared that automated systems could fail to recognize the year 2000 as a leap year.

        Our Y2K compliance efforts are managed by a committee headed by our Chief Information Officer. We addressed our Y2K challenges by implementing a Y2K Plan, assessing our computer software and automated systems, promoting customer awareness of the Y2K problem and our compliance status, testing our mission critical automated systems, updating and replacing software and technology as appropriate, and monitoring the Y2K compliance of our mission critical vendors. We also reviewed our loan portfolios and identified our key business customers, monitoring on a quarterly basis those who appeared to have a higher risk than others with respect to Y2K problems. Although our Y2K compliance project is substantially complete, we may continue to conduct monitoring and other follow-up activities in the year 2000 and beyond.

        STATE OF READINESS AND CONTINUED RISK FACTORS. Our automated systems transitioned into the year 2000 with no significant Y2K problems. However, our operations, like those of many other companies, are intertwined with the operations of certain business partners and suppliers. Accordingly, our operations could be materially affected if the operations of those companies who provide our mission critical applications, systems, and services are materially affected. In addition, lawsuits and other financial challenges materially affecting the financial viability of these vendors could materially affect our financial position. To date, none of our mission critical vendors have informed us of any material Y2K problems or lawsuits that have the potential to materially affect our operations.

        The Bank lends significant amounts to businesses in its market areas. If these businesses are adversely affected by Y2K issues, their ability to repay loans could be impaired. In response to this increased credit risk, management reviewed the loan portfolio and identified certain business customers presenting a potential significant risk of default due to Y2K issues. We continued to monitor the Y2K compliance progress of these customers through the transition into 2000. In 1999, as a precaution, management increased loan loss reserves by about $377,000 to provide for potential losses from loan defaults due to Y2K risks. Based on a survey of the previously identified significant business customers conducted early in 2000, management determined that this special reserve for Y2K issues was no longer necessary. None of these customers reported any material Y2K problems with the potential to materially affect their ability to repay their obligations to the Bank in accordance with the terms of their respective loans. As we continue to monitor risk in this area, we may increase or decrease loan loss reserves as appropriate in the future. For more information on our loan loss reserves, see the previous discussion under "Loan Loss Allowance and Provision."

        We experienced a contraction in our deposit base, due to withdrawal of deposited funds by customers prior to the year 2000. This deposit contraction, and increased interest rates in late 1999, in part led to a greater reliance on borrowing as a source of funding. Future earnings will be impacted as a result. Management has not determined how much of this deposit contraction is related specifically to public concerns regarding Y2K, as opposed to other reasons. For more information regarding deposit contraction effects and margin decrease, see the previous discussion under "Net Interest Income."

        Although January 1, 2000 has passed, it is possible that some problems may have gone undetected, or that other dates in the future may further affect computer software, equipment, or other automated systems with embedded chip technology. For this reason, we currently intend to continue to monitor, on a limited basis, the Y2K compliance of our mission critical software and automated systems, as well as the Y2K status of those mission critical vendors and significant business customers whom we find may have Y2K problems that could materially affect our operations.

        ESTIMATED COSTS TO ADDRESS THE COMPANY'S YEAR 2000 ISSUES. As discussed in our Form 10-Q, for the fiscal quarter ended September 30, 1999, the estimated costs of remediation associated with our Y2K challenges were $517,000. Management believes, based on our review of actual cost incurred, that total remediation costs will not be materially higher than previously estimated. However, as noted above, it is possible that additional costs will be incurred in connection with Y2K as we move into the future. However, based on the information we have received to date, management does not believe that expenses related to meeting our Y2K challenges will have a material effect on operations or financial performance.

        THE COMPANY'S CONTINGENCY PLANS. In connection with our Y2K compliance efforts, we developed a Business Interruption Contingency Plan ("BIC Plan"). The BIC Plan contains information pertinent to maintaining the successful operation of each of our major business lines through the Y2K transition. We plan to continue to update the BIC Plan as appropriate throughout 2000. Certain circumstances may occur for which there are no satisfactory contingency plans.

        The discussion above, entitled "Year 2000 Update," includes certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). We include this statement to alert readers that the Company wishes to take advantage of the "safe harbor" provisions of the PLSRA, as they apply to forward looking statements. Our ability to predict results or effects of Y2K issues is inherently uncertain, and is subject to factors that may cause actual results to differ materially from those projected. Factors that could affect the actual results include, without limitation: (1) the possibility that our protection procedures, contingency plans, modifications, or remediation efforts will not operate as intended, (2) the possibility that we, or our significant vendors or customers, may have failed to identify all Y2K risks or all software or hardware applications requiring remediation now or in the future, (3) unexpected costs or events, (4) fluctuating interest rates, (5) unexpected litigation, and (6) other uncertainties associated with Y2K impacts that may arise in the future.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

MARKET RISK

        Interest rate, credit and operations risks are the most significant market risks impacting our performance. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities. We rely on loan reviews, prudent loan underwriting standards and an adequate allowance for loan loss to mitigate credit risk.

        Asset/liability management simulation models are used to measure interest rate risk. The models quantify interest rate risk through simulating forecasted net interest income over a 12-month time horizon under various rate scenarios, as well as monitoring the change in the present value of equity under the same rate scenarios. The present value of equity is defined as the difference between the market value of current assets less current liabilities. By measuring the change in the present value of equity under different rate scenarios, management is able to identify interest rate risk that may not be evident in simulating changes in forecasted net interest income.

        When forecasting net interest income over the next 12 months using historical growth trends and the current interest rate environment, we expect that a continuation of the current flattened interest rate yield curve will continue to exert pressure on the net interest margin. A flat yield curve environment exists when there is a historically small difference between the short maturity end of the yield curve and the long maturity end of the yield curve. The average 3-month Treasury bill yield in December 1999 was 5.32% compared to 6.48% on the 30-year Treasury bill. The relatively small difference, in this case 116 basis points, constitutes a flat yield curve environment. This type of environment offers fewer opportunities to improve the margin than when the yield curve is steeper, with a larger difference between the short and long ends of the yield curve.

        The following table presents an analysis of the approximate percent change in projected net interest income over a 12-month period, along with the approximate change in the present value of equity relative to earnings in the current interest rate environment. All percent changes are compared to the current interest rate yield curve. The change in interest rates assumes an immediate, parallel and sustained shift in the interest rate yield curve. This table does not consider flattening or steepening yield curve effects. Readers are referred to management's "Forward Looking Statement Disclosure" in connection with this section.

                                 Percent Change in          Percent Change in
  Change in Interest Rates      Net Interest Income      Present Value of Equity
  ------------------------      -------------------      -----------------------
     -200 Basis Points                 +4.00%                    +17.04%
     -100 Basis Points                 +2.16%                    + 9.23%
     +100 Basis Points                 -2.61%                    - 9.43%
     +200 Basis Points                 -5.22%                    -18.47%

        As illustrated in the above table, our balance sheet is currently liability sensitive, meaning that interest bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest, or a flattening interest rate yield curve, could adversely affect net interest income. In contrast, a decreasing rate environment, or a steepening interest rate curve, may slightly improve the margin. Further, the effects of a flattening yield curve could more adversely affect the margin than any benefits received from a decreasing rate environment. We attempt to limit our loss exposure through managing the repricing characteristics of our assets and liabilities. The present reliance on borrowed funds and their re-pricing characteristics has increased our liability sensitivity. Changes in the re-pricing characteristics of certain loans during the year, along with the characteristics of the newly generated loans during the past year, have added to the liability sensitivity.

        It should be noted that the simulation model does not take into account future management actions that could be undertaken, should a change occur in actual market interest rates during the year. Also, certain assumptions are required to perform modeling simulations that may have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and future expected pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly due to external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Any merger activity will also have an impact on the asset/liability position as new assets are acquired and added.

INTEREST RATE SENSITIVITY (GAP) TABLE

        The primary objective of Bancorp's asset/liability management is to maximize net interest income while maintaining acceptable levels of interest-rate sensitivity. The Company seeks to meet this objective through influencing the maturity and repricing characteristics of its assets and liabilities.

        The following table sets forth the estimated maturity and repricing and the resulting interest rate gap between interest earning assets and interest bearing liabilities at December 31, 1999. The amounts in the table are derived from internal data from the Bank based on maturities and next repricing dates including contractual repayments.

                                                                Estimated Maturity or Repricing at December 31, 1999
                                                      ---------------------------------------------------------------------
(Dollars in thousands)                                                 4-12                       Due After
                                                      0-3 Months      Months        1-5 Years     Five Years       Total
                                                      ----------     ---------      ---------     ----------     ----------
Interest Earning Assets:
  Interest earning balances due from banks........     $ 17,025      $      --       $     --      $     --      $   17,025
  Federal funds sold..............................        2,800             --             --            --           2,800
  Trading assets..................................        1,001             --             --            --           1,001
  Investments available for sale(1)(2) ...........       27,847          8,598        106,993       112,171         255,609
  Loans held for sale.............................        8,309             --             --            --           8,309
  Loans, including fees...........................      303,240        142,891        431,670        98,496         976,297
                                                       --------      ---------       --------      --------      ----------
    Total interest earning assets.................     $360,222      $ 151,489       $538,663      $210,667      $1,261,041
                                                       ========      =========       ========      ========
  Allowance for loan loss.........................                                                                  (13,480)
  Cash and due from banks.........................                                                                   47,148
  Other assets....................................                                                                   59,978
                                                                                                                  ---------
    Total assets..................................                                                                1,354,687
                                                                                                                  =========

Interest Bearing Liabilities:
  Savings and interest demand deposits(3).........     $ 64,079      $ 200,276       $278,178      $     --      $  542,533
  Certificates of deposit.........................      102,704        183,359         53,638         4,226         343,927
  Borrowings (2) .................................       80,083         10,106         55,012            --         145,201
                                                       --------      ---------       --------      --------      ----------
    Total interest bearing liabilities............     $246,866      $ 393,741       $386,828      $  4,226      $1,031,661
                                                       ========      =========       ========      ========
  Other liabilities...............................                                                                  206,233
                                                                                                                 ----------
  Total liabilities...............................                                                                1,237,894
  Shareholders' equity............................                                                                  116,793
                                                                                                                 ----------
    Total liabilities & shareholders' equity......                                                               $1,354,687
                                                                                                                 ==========

  Interest sensitivity gap........................     $113,356      $(242,252)      $151,835      $206,441      $  229,380
  Cumulative interest sensitivity gap.............     $113,356      $(128,896)      $ 22,939      $229,380
  Cumulative interest sensitivity gap
    as a percentage of total assets...............        8%            -10%             2%           17%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

        Report of Independent Public Accountants ......................... 30
        Consolidated Balance Sheets ...................................... 31
        Consolidated Statements of Income ................................ 32
        Consolidated Statements of Cash Flows ............................ 33
        Consolidated Statements of Stockholders' Equity .................. 34
        Notes to Consolidated Financial Statements ....................... 35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Stockholders and Board of Directors of West Coast Bancorp:

        We have audited the accompanying consolidated balance sheets of West Coast Bancorp (an Oregon corporation) and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of West Coast Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the 1997 financial statements of Centennial Bancorp, a company acquired during 1998 in a transaction accounted for as a pooling of interests, as discussed in Note 2. Such statements are included in West Coast Bancorp's consolidated statements of income, changes in stockholders' equity and comprehensive income and cash flows for the year ended December 31, 1997 and reflect 25 percent of consolidated interest revenues in 1997. Those statements were audited by other auditors whose report has been furnished to us and our opinion, insofar as it relates to the amounts included for Centennial Bancorp, is based solely upon the report of the other auditors.

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

        In our opinion, based on our audits and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




San Francisco, California,

        January 21, 2000 (except with respect to the matter discussed in Note 23, as to which the date is March 22, 2000)

                               WEST COAST BANCORP
                           CONSOLIDATED BALANCE SHEETS

Year ended December 31,                                                             1999                     1998
                                                                               --------------           --------------
ASSETS
      Cash and cash equivalents:
      Cash and due from banks .......................................          $   47,148,168           $   80,923,069
      Interest-bearing deposits in other banks ......................              17,024,548                  568,825
      Federal funds sold ............................................               2,800,000                       --
                                                                               --------------           --------------
           Total cash and cash equivalents ..........................              66,972,716               81,491,894
Trading assets ......................................................               1,000,943                       --
Investment securities:
      Investments available for sale ................................             255,609,218              253,271,239
      Investments held to maturity ..................................                      --                2,695,531
                                                                               --------------           --------------
           Total investment securities ..............................             255,609,218              255,966,770

Loans held for sale .................................................               8,309,188               15,972,711
Loans ...............................................................             976,297,233              862,052,215
Allowance for loan loss .............................................             (13,479,752)             (12,452,694)
                                                                               --------------           --------------
      Loans, net ....................................................             962,817,481              849,599,521
Premises and equipment, net .........................................              30,654,447               29,689,405
Intangible assets ...................................................               2,337,049                2,727,564
Other assets ........................................................              26,986,340               19,975,557
                                                                               --------------           --------------
           Total assets .............................................          $1,354,687,382           $1,255,423,422
                                                                               ==============           ==============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
      Demand ........................................................          $  194,338,293           $  205,408,337
      Savings and interest-bearing demand ...........................             542,532,667              559,211,508
      Certificates of deposits ......................................             343,926,889              343,837,191
                                                                               --------------           --------------
           Total deposits ...........................................           1,080,797,849            1,108,457,036
Short-term borrowings ...............................................              79,512,500                       --
Other liabilities ...................................................              11,895,821                9,481,233
Long-term borrowings ................................................              65,688,557               20,259,985
                                                                               --------------           --------------
           Total liabilities ........................................           1,237,894,727            1,138,198,254

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock: no par value, none issued;
      10,000,000 shares authorized
Common stock: no par value, 50,000,000 shares
      authorized, respectively; shares issued and outstanding
      15,344,857 and 14,235,931, respectively .......................              19,181,071               17,794,914
Additional paid-in capital ..........................................              78,005,788               66,474,468
Retained earnings ...................................................              23,007,819               29,392,264
Accumulated other comprehensive (loss) income .......................              (3,402,023)               3,563,522
                                                                               --------------           --------------
           Total stockholders' equity ...............................             116,792,655              117,225,168
                                                                               --------------           --------------
           Total liabilities and stockholders' equity ...............          $1,354,687,382           $1,255,423,422
                                                                               ==============           ==============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                               WEST COAST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31,                                       1999                 1998                 1997
                                                           -----------          -----------          -----------
INTEREST INCOME
Interest and fees on loans ......................          $82,441,473          $82,171,277          $78,079,125
Interest on taxable investment securities .......           10,205,171            8,895,706            6,832,807
Interest on nontaxable investment securities ....            4,415,486            3,989,038            2,475,253
Interest from other banks .......................              257,280            1,574,710            1,624,468
Interest on federal funds sold ..................               43,656              422,007               52,895
                                                           -----------          -----------          -----------
      Total interest income .....................           97,363,066           97,052,738           89,064,548

INTEREST EXPENSE
Savings and interest-bearing demand .............           16,314,944           16,458,978           16,382,717
Certificates of deposit .........................           17,910,483           17,797,740           14,075,162
Short-term borrowings ...........................            1,674,836              359,453              526,825
Long-term borrowings ............................              989,384            1,814,474            1,277,771
                                                           -----------          -----------          -----------
      Total interest expense ....................           36,889,647           36,430,645           32,262,475
                                                           -----------          -----------          -----------
NET INTEREST INCOME .............................           60,473,419           60,622,093           56,802,073
PROVISION FOR LOAN LOSS .........................            2,190,000            2,900,415            3,936,000
                                                           -----------          -----------          -----------
NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSS ...................           58,283,419           57,721,678           52,866,073

NONINTEREST INCOME
Service charges on deposit accounts .............            4,522,224            4,620,055            4,079,442
Other service charges, commissions and fees .....            4,182,333            3,872,843            3,141,490
Gains on sales of loans .........................            3,562,726            6,362,308            2,383,000
Trust revenue ...................................            2,065,293            2,542,744            1,669,350
Loan servicing fees .............................              490,083              634,269              841,604
Gains on sale of servicing rights ...............                   --                   --            1,659,420
Other ...........................................            1,329,246              779,270              461,113
Net gains (losses) on sales of securities .......               81,861              347,797              (85,446)
                                                           -----------          -----------          -----------
      Total noninterest income ..................           16,233,766           19,159,286           14,149,973

NONINTEREST EXPENSE
Salaries and employee benefits ..................           25,906,265           29,913,335           25,433,258
Equipment .......................................            5,006,555            5,318,072            4,731,711
Occupancy .......................................            3,786,339            3,234,296            3,097,089
Marketing .......................................            1,835,529            1,379,151            1,307,028
Professional fees ...............................            1,621,372            1,626,440            1,890,732
Communications ..................................            1,515,830            1,533,416            1,164,619
Printing and office supplies ....................            1,014,165            1,334,724            1,225,094
Restructuring charges ...........................              707,863            3,768,035                   --
Other noninterest expense .......................            7,877,261            7,990,449            6,544,329
                                                           -----------          -----------          -----------
      Total noninterest expense .................           49,271,179           56,097,918           45,393,860
                                                           -----------          -----------          -----------
INCOME BEFORE INCOME TAXES ......................           25,246,006           20,783,046           21,622,186
PROVISION FOR INCOME TAXES ......................            7,913,970            6,724,375            7,183,673
                                                           -----------          -----------          -----------
NET INCOME ......................................          $17,332,036          $14,058,671          $14,438,513
                                                           ===========          ===========          ===========

      Basic earnings per share ..................          $      1.12          $      0.91          $      0.96
      Diluted earnings per share ................          $      1.10          $      0.87          $      0.92

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                               WEST COAST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,                                                              1999              1998             1997
                                                                                --------------    --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES
Net income ...................................................................  $  17,332,036     $  14,058,671     $  14,438,513
Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization of premises and equipment ...................      3,650,387         3,179,164         2,704,623
   Amortization of intangibles ...............................................        390,515           429,736           405,298
   Net (gain) loss on sales of available for sale investments ................        (81,861)         (347,797)           85,446
   Provision for loan loss ...................................................      2,190,000         2,900,415         3,936,000
   Increase in interest receivables ..........................................     (3,280,587)         (934,842)       (1,475,925)
   Increase in other assets ..................................................     (3,730,196)       (2,165,287)       (1,159,870)
   Net cash provided by (used in) loans held for sale ........................      7,663,523        (5,515,464)       (4,574,591)
   Increase (decrease) in interest payable ...................................        317,433          (217,777)            5,496
   Increase (decrease) in other liabilities .................................       2,097,155         3,189,870        (3,585,624)
   Increase in trading assets ...............................................      (1,000,943)               --                --
   Tax benefit associated with stock options                                          756,081         1,792,926         1,078,354
                                                                                -------------     -------------     -------------
   Net cash provided by operating activities .................................     26,303,543        16,369,615        11,857,720

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from maturities of investment securities:
   Available for sale ........................................................     36,515,553        30,842,244        30,298,430
   Held to maturity ..........................................................             --           291,725           405,898
Proceeds from sales of investment securities available for sale ..............     36,588,351        12,548,867        29,628,309
Purchase of investment securities:
   Available for sale ........................................................    (79,630,036)     (103,131,665)     (132,908,127)
   Held to maturity ..........................................................             --                --          (100,000)
Loans made to customers greater than principal
   collected on loans ........................................................   (115,407,960)      (86,009,131)      (59,052,632)
Capital expenditures, net ....................................................     (4,615,429)       (5,018,493)       (4,546,261)
                                                                                -------------     -------------     -------------
   Net cash used in investing activities .....................................   (126,549,521)     (150,476,453)     (136,274,383)

CASH FLOWS FROM FINANCING ACTIVITIES
Net (decrease) increase in demand, savings and interest-
   bearing transaction .......................................................    (27,748,885)      106,161,179       104,797,784
Net increase in proceeds from sales of certificates of deposits
   greater than payments for maturing time deposits ..........................         89,698        43,814,262        47,383,620
Proceeds from long-term borrowings ...........................................     50,000,000        21,000,000        15,000,000
Payments on long-term borrowings .............................................     (4,571,428)      (23,185,689)      (21,137,096)
Net increase (decrease) in short-term borrowings .............................     79,512,500       (29,249,000)       19,305,261
Net proceeds from issuance of common stock ...................................      1,595,902         2,255,284         1,832,680
Cash paid for acquisition of banking assets ..................................             --                --          (805,092)
Redemption of common stock for stock repurchase plan .........................     (9,586,189)       (1,029,030)               --
Dividends paid and cash paid for fractional shares ...........................     (3,564,798)       (2,985,932)       (2,317,342)
   Net cash provided by financing activities .................................  $  85,726,800     $ 116,781,074     $ 164,059,815

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .........................    (14,519,178)      (17,325,764)       39,643,152
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ...............................     81,491,894        98,817,658        59,174,506
                                                                                -------------     -------------     -------------
CASH AND CASH EQUIVALENTS AT END OF YEAR .....................................  $  66,972,716     $  81,491,894     $  98,817,658
                                                                                =============     =============     =============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE CONSOLIDATED STATEMENTS.

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                        Accumulated
                                                      Common Stock          Additional                     Other
                                                 ------------------------     Paid-In      Retained    Comprehensive
                                                   Shares       Amount        Capital      Earnings    Income (Loss)     Total
                                                 ----------   -----------   -----------   -----------  -------------  ------------
BALANCE, December 31, 1996 ....................   8,984,733   $11,230,916   $44,829,117   $28,477,489   $   843,142   $ 85,380,664

Comprehensive income:
  Net income ..................................          --            --            --    14,438,513            --     14,438,513
  Other comprehensive income, net of tax:
    Net unrealized investment gains ...........          --            --            --            --            --        674,780
    Reclassification adjustments for realized
      losses included in net income ...........          --            --            --            --            --         52,669
                                                                                                                      ------------
  Other comprehensive income, net of tax ......          --            --            --            --       727,449        727,449
                                                                                                                      ------------
Comprehensive income ..........................                                                                         15,165,962
                                                                                                                      ============
Cash dividends, $.15 per common share .........          --            --            --    (2,305,154)           --     (2,305,154)
Sale of common stock pursuant to option
  plans .......................................     270,324       337,905     2,046,123            --            --      2,384,028
Redemption of stock pursuant to options .......     (19,507)      (24,384)     (526,964)           --            --       (551,348)
Stock split in the form of a 50% dividend .....   3,370,835     4,213,544    (4,213,544)           --            --             --
Cash paid for fractional shares ...............        (376)         (470)           --       (11,718)           --        (12,188)
Tax benefit associated with stock options .....          --     1,078,354            --            --            --      1,078,354
                                                 ----------   -----------   -----------   -----------   -----------   ------------
BALANCE, December 31, 1997 ....................  12,606,009    15,757,511    43,213,086    40,599,130     1,570,591    101,140,318

Comprehensive income:
  Net income ..................................          --            --            --    14,058,671            --     14,058,671
  Other comprehensive income, net of tax:
    Net unrealized investment gains ...........          --            --            --            --            --      2,207,313
    Reclassification adjustments for realized
      gains included in net income ............          --            --            --            --            --       (214,382)
                                                                                                                      ------------
  Other comprehensive income, net of tax ......          --            --            --            --     1,992,931      1,992,931
Comprehensive income ..........................                                                                         16,051,602
                                                                                                                      ============
Cash dividends, $.18 per common share .........          --            --            --    (2,972,623)           --     (2,972,623)
                                                                                                                      ============
Sale of common stock pursuant to option
  plans .......................................     412,485       515,606     2,209,761            --            --      2,725,367
Redemption of stock pursuant to options .......     (23,422)      (29,278)     (440,805)           --            --       (470,083)
Common stock repurchased and retired ..........     (50,000)      (62,500)     (966,530)           --            --     (1,029,030)
10% stock dividend ............................   1,291,627     1,614,535    20,666,030   (22,280,565)           --             --
Cash paid for fractional shares ...............        (768)         (960)           --       (12,349)           --        (13,309)
Tax benefit associated with stock options .....          --            --     1,792,926            --            --      1,792,926
                                                 ----------   -----------   -----------   -----------   -----------   ------------
BALANCE, December 31, 1998 ....................  14,235,931    17,794,914    66,474,468    29,392,264     3,563,522    117,225,168

Comprehensive income:
  Net income ..................................          --            --            --    17,332,036            --     17,332,036
  Other comprehensive income, net of tax:
    Net unrealized investment losses ..........          --            --            --            --            --     (7,046,537)
  Cumulative effect of change in accounting
    principle .................................          --            --            --            --            --        131,369
    Reclassification adjustments for realized
      gains included in net income ............          --            --            --            --            --        (50,377)
                                                                                                                      ------------
  Other comprehensive loss, net of tax ........          --            --            --            --    (6,965,545)    (6,965,545)
                                                                                                                      ------------
Comprehensive income ..........................          --            --            --            --            --     10,366,491
                                                                                                                      ============
Cash dividends, $.23 per common share .........          --            --            --    (3,553,257)           --     (3,553,257)
Sale of common stock pursuant to option
  plans .......................................     277,875       347,344     1,914,874            --            --      2,262,218
Redemption of stock pursuant to options .......     (36,866)      (46,083)     (620,233)           --            --       (666,316)
Common stock repurchased and retired ..........    (533,206)     (666,508)   (8,919,681)           --            --     (9,586,189)
10% stock dividend ............................   1,401,926     1,752,408    18,400,279   (20,152,687)           --             --
Cash paid for fractional shares ...............        (803)       (1,004)           --       (10,537)           --        (11,541)
Tax benefit associated with stock options .....          --            --       756,081            --            --        756,081
                                                 ----------   -----------   -----------   -----------   -----------   ------------
BALANCE, December 31, 1999 ....................  15,344,857   $19,181,071   $78,005,788   $23,007,819   $(3,402,023)  $116,792,655
                                                 ==========   ===========   ===========   ===========   ===========   ============


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

        NATURE OF OPERATIONS. Bancorp operates 41 offices in western Oregon and Washington. The Bank's activities include the usual lending and deposit functions of commercial banks. West Coast Trust provides agency, trust and related services.

        TRADING ASSETS. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

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

        ACCOUNTING CHANGES. In 1997, Bancorp adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," which establishes standards for computing and presenting earnings per share (EPS). It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The implementation of this statement did not have a material effect on Bancorp's reported financial position or net income in 1997.

        In 1998, Bancorp adopted SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components (revenues, expenses, gains and losses) in a full set of general-purpose financial statements. This display is presented in the consolidated statement of changes in stockholders' equity and related notes.

        In 1999, Bancorp adopted SFAS NO. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. Under the provisions of SFAS No. 133, and in connection with the adoption of SFAS No. 133, Bancorp reclassified investment securities carried at $2,695,531 with a market value of $2,909,000 from the held to maturity classification to the available for sale classification in the first quarter of 1999. The cumulative effect of this change, net of tax, was an unrealized gain of $131,000 recorded in other comprehensive income (loss). The implementation of this statement did not have a material effect on Bancorp's reported financial position or net income in 1999.

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

        INTANGIBLE ASSETS. Intangible assets include deposit premiums of $589,000 and $706,000 (net of accumulated amortization) at December 31, 1999 an 1998, respectively. The deposit premiums are being amortized using either an accelerated or straight-line method over a ten-year period. Intangible assets also include goodwill of $1,748,000 and $2,022,000 (net of accumulated amortization) at December 31, 1999 and 1998, respectively, representing the excess of acquisition costs over the fair value of net assets that arose in connection with an acquisition. The excess is being amortized on a straight-line method over a ten-year period.

        OTHER BORROWINGS. Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short-term borrowed funds mature within one year from the transaction date. Other long-term borrowed funds extend beyond one year.

        INCOME TAXES. Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in Bancorp income tax returns. The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

        TRUST DEPARTMENT ASSETS. Assets (other than cash deposits) held by West Coast Trust in fiduciary or agency capacities for its trust customers are not included in the accompanying Consolidated Balance Sheets, since such items are not assets of West Coast Trust.

        SUPPLEMENTAL CASH FLOW INFORMATION. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Bancorp paid $36,572,000, $36,648,000, and $32,257,000, for interest in 1999, 1998, and 1997, respectively. Income taxes paid were $7,755,000, $4,650,000, and $7,987,000, in 1999, 1998, and 1997, respectively.

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

2. BUSINESS COMBINATIONS

        On February 28, 1998, Bancorp acquired Centennial Holdings, Ltd., (CHL) of Olympia, Washington. Shareholders of Centennial Holdings were issued 2,923,000 new shares of Bancorp common stock, and an additional 163,000 shares were made available for options previously granted, providing for a total stock transaction valued at closing at $66 million. The transaction was accounted for as a pooling of interests under generally accepted accounting principles.

        The following data summarizes the results of operations of the previously separate companies for the periods 1997 and 1996 before the acquisition. Certain reclassifications of prior period components have been made to conform to current classifications and consistent presentations. Intercompany transactions have been eliminated from the data provided.

                                                 1997                    1996
                                          --------------------    --------------------
(Dollars in thousands)                      CHL       Bancorp       CHL       Bancorp
                                          --------    --------    --------    --------
Interest income ......................    $ 22,387    $ 66,678    $ 18,962    $ 56,624
Interest expense .....................       8,315      23,947       6,762      19,834
                                          --------    --------    --------    --------
      Net interest income ............      14,072      42,731      12,200      36,790
Provision for loan loss ..............       1,740       2,196         396       2,175
Noninterest income ...................       4,329       9,821       2,019       7,856
Noninterest expense ..................      12,839      32,555      10,986      27,828
                                          --------    --------    --------    --------
      Income before income taxes .....       3,822      17,801       2,837      14,643
Provision for income taxes ...........       1,249       5,935         963       4,841
                                          --------    --------    --------    --------
      Net income .....................    $  2,573    $ 11,866    $  1,874    $  9,802
                                          ========    ========    ========    ========

Assets ...............................    $267,875    $849,951    $227,954    $712,343
Deposits .............................    $244,529    $713,953    $201,398    $604,902
Equity ...............................    $ 21,870    $ 79,270    $ 18,236    $ 67,145

        On June 6, 1996, CHL acquired First American State Bank in a business combination accounted for as a purchase. First American was a full-service bank with two branches in Lewis County, and at the date of acquisition, had approximately $33 million of assets, $22 million of loans, $29 million of deposits, and stockholders' equity of $3.4 million. The results of operations of First American are included in the accompanying financial statements since the date of acquisition. The cost of the acquisition was $5.4 million, which exceeded the fair value of the net assets acquired by $1.8 million. The excess is being amortized on the straight-line basis over the estimated remaining lives of the underlying assets.

3. CONSOLIDATION AND RESTRUCTURING CHARGES

        The 1999 and 1998 results have been impacted by one-time costs resulting from the consolidation of our subsidiary banks into one entity, called West Coast Bank. The consolidation was completed on December 31, 1998, and the conversions followed. During 1999, we completed and worked on the system and data conversions, signage changes, name branding, staff reductions, corporate reorganizations, the opening of a new loan servicing center and the consolidation of loan processing, etc. We spent $4.63 million in costs for the consolidation, including costs related to a severance plan, signage, data conversions, marketing, regulatory and administrative costs. We expect to pay out approximately $315,000 in remaining severance payments. These items have been recognized as expenses in the results of operations through December 31, 1999. All other payments related to this restructuring have been completed and are reflected in the results of operations for 1999 and 1998. We initially anticipated these costs of the consolidation at $5 million. We were successful in maintaining the restructuring costs below our original forecast. Approximately 38% of the costs incurred were employee program and severance related, which were accrued for in the third quarter of 1998. The accruals are being charged as payments are made. The following table summarizes the accrued restructuring charges.

(Dollars in thousands)                                   December 31,   December 31,
                                                             1999          1998
                                                         ------------   ------------
Beginning balance, accrued restructuring charges ...        $1,760        $   --
Provision for restructuring charges ................            57         1,918
Utilization:
      Cash .........................................         1,502           158
                                                            ------        ------
Total Utilization ..................................         1,502           158
                                                            ======        ======
End of period balance, accrued restructuring charges        $  315        $1,760
                                                            ======        ======

4. INVESTMENT SECURITIES

(Dollars in thousands)                                                       AVAILABLE FOR SALE
                                                            ----------------------------------------------------
                                                            Amortized    Unrealized    Unrealized
1999                                                          Cost       Gross Gains  Gross Losses    Fair Value
                                                            ---------    -----------  ------------    ----------
U.S. Treasury securities ...........................        $    500        $  1        $   --        $    501
U.S. Government agency securities ..................         102,574          62         2,228         100,408
Corporate securities ...............................          35,117           2           779          34,340
Mortgage-backed securities .........................           9,414          11           190           9,235
Obligations of state and political subdivisions ....          98,344         664         3,062          95,946
Equity and other securities ........................          15,179          --            --          15,179
                                                            --------        ----        ------        --------
     Total .........................................        $261,128        $740        $6,259        $255,609
                                                            ========        ====        ======        ========


(Dollars in thousands)                                                        AVAILABLE FOR SALE
                                                              ---------------------------------------------------
                                                              Amortized     Unrealized   Unrealized
1998                                                            Cost        Gross Gains  Gross Losses  Fair Value
                                                              ---------     -----------  ------------  ----------
U.S. Treasury securities .............................        $  5,999        $   66        $ --        $  6,065
U.S. Government agency securities ....................          87,971           993         108          88,856
Corporate securities .................................          34,161           580          59          34,682
Mortgage-backed securities ...........................           6,480            60          23           6,517
Obligations of state and political subdivisions ......         103,445         4,375         131         107,689
Equity and other securities ..........................           9,462            --          --           9,462
                                                              --------        ------        ----        --------
     Total ...........................................        $247,518        $6,074        $321        $253,271
                                                              ========        ======        ====        ========


(Dollars in thousands)                                                         HELD TO MATURITY
                                                            -----------------------------------------------------------
                                                             Amortized     Unrealized      Unrealized
1998                                                           Cost        Gross Gains     Gross Losses      Fair Value
                                                             ---------     -----------     ------------      ----------
Obligations of state and political subdivisions.......         $2,696         $213             $--             $2,909
                                                               ------         ----             ---             ------
     Total............................................         $2,696         $213             $--             $2,909
                                                               ======         ====             ===             ======

        Gross gains of $214,086, $357,226, and $52,010, and gross losses of $132,225, $9,429, and $137,456, were realized on sales of investment securities in 1999, 1998, and 1997, respectively. Under the provisions of SFAS No. 133, and in connection with the adoption of SFAS No. 133, Bancorp reclassified investment securities carried at $2,695,531 with a market value of $2,909,000 from the "held to maturity" classification to the "available for sale" classification in the first quarter of 1999. The cumulative effect of this change, net of tax, was an unrealized gain of $131,000 recorded in other comprehensive income (loss). Securities with a fair value of approximately $22,638,000 at December 31, 1999 were pledged to secure public deposits. No outstanding mortgage-backed securities were classified as high risk at December 31, 1999.

5. MATURITIES OF INVESTMENTS

(Dollars in thousands)                                    AVAILABLE FOR SALE
                                                      -------------------------
                                                      Amortized
1999                                                     Cost         Fair Value
                                                      ---------       ---------
U.S Treasury securities
   One year or less ...........................        $    500        $    501
   One year through five years ................              --              --
   After five through ten years ...............              --              --
   Due after ten years ........................              --              --
                                                       --------        --------
        Total .................................             500             501

U.S. Government agency securities
   One year or less ...........................             549             549
   One year through five years ................          48,660          47,480
   After five through ten years ...............          53,365          52,379
   Due after ten years ........................              --              --
                                                       --------        --------
        Total .................................         102,574         100,408

Corporate Securities
   One year or less ...........................           3,601           3,602
   One year through five years ................          22,229          21,781
   After five through ten years ...............           9,287           8,957
   Due after ten years ........................              --              --
                                                       --------        --------
        Total .................................          35,117          34,340

Obligations of state and political subdivisions
   One year or less ...........................           2,268           2,286
   One year through five years ................          24,129          23,986
   After five through ten years ...............          49,030          47,857
   Due after ten years ........................          22,917          21,817
                                                       --------        --------
        Total .................................          98,344          95,946

        Sub-total .............................         236,535         231,195

Mortgage-backed securities
                                                          9,414           9,235
Equity investments ............................          15,179          15,179
                                                       --------        --------
        Total securities ......................        $261,128        $255,609
                                                       ========        ========

6. LOANS AND ALLOWANCE FOR LOAN LOSS

        The loan portfolio consists of the following:

(Dollars in thousands)                           December 31,
                                          -----------------------
                                            1999           1998
                                          --------       --------
Commercial loans ...................      $157,912       $150,206
Real estate - construction .........       124,102        118,171
Real estate - mortgage .............       101,579        113,661
Real estate - commercial ...........       531,600        414,169
Installment and other consumer .....        61,104         65,845
                                          --------       --------
      Total loans ..................       976,297        862,052

Allowance for loan loss ............       (13,480)       (12,453)
                                          --------       --------
      Total loans, net .............      $962,817       $849,599
                                          ========       ========

        The following is an analysis of the changes in the allowance for loan loss:


(Dollars in thousands)                                        December 31,
                                                ------------------------------------
                                                  1999          1998          1997
                                                --------      --------      --------
Balance, beginning of period .............      $12,453       $10,451       $ 8,491
Provision for loan loss ..................        2,190         2,900         3,936
Losses charged to the allowance ..........       (1,306)       (2,251)       (1,427)
Recoveries credited to the allowance .....          408           275           264
                                                -------       -------       -------
Balance, end of period ...................      $13,480       $12,453       $10,451
                                                =======       =======       =======

        Loans on which the accrual of interest has been discontinued, amounted to approximately $4,316,000, $4,565,000, and $4,245,000, at December 31, 1999,
1998, and 1997, respectively. Interest income foregone on non-accrual loans was approximately $358,000, $434,000, and $432,000, in 1999, 1998, and 1997,
respectively.

        At December 31, 1999 and 1998, Bancorp's recorded investment in certain loans that were considered to be impaired was $4,118,000 and $4,423,000, respectively, all of which was classified as non-performing. Of these impaired loans, $858,000 and $555,000 had a specific related valuation allowance of $438,000 and $150,000, respectively, while $3,260,000 and $3,868,000 did not require a specific valuation allowance. The balance of the allowance for loan loss in excess of these specific reserves is available to absorb the inherent losses from all loans. The average recorded investment in certain impaired loans for the years ended December 31, 1999 and 1998 was approximately, $4,252,000 and $3,633,000, respectively. For the years ended December 31, 1999, 1998 and 1997, interest income recognized on impaired loans totaled $165,000, $384,000 and $161,000, respectively, all of which was recognized on a cash basis.

        As of December 31, 1999, 1998 and 1997, the Bank had loans to persons serving as directors, officers, principal shareholders and their related interests totaling $11,996,000, $19,873,000 and $12,678,000, respectively. These loans were made substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Banks.

        The Bank grants commercial and residential loans to customers primarily throughout Oregon and Washington. Although the Bank has a diversified loan portfolio, a substantial portion of the portfolio belongs to debtors whose ability to honor their contracts is dependent upon the economies of Oregon and/or Washington.

7. PREMISES AND EQUIPMENT

        Premises and equipment consists of the following:

(Dollars in thousands)                    December 31,
                                      ----------------------
                                        1999          1998
                                      --------      --------
Land ...........................      $ 4,859       $ 4,599
Buildings and improvements .....       20,989        20,525
Furniture and equipment ........       24,714        21,485
Construction in progress .......          745           466
                                      -------       -------
                                       51,307        47,075
Accumulated depreciation .......      (20,653)      (17,386)
                                      -------       -------
      Total ....................      $30,654       $29,689
                                      =======       =======

        Depreciation included in net occupancy and equipment expense amounted to $3,650,000, $3,179,000 and $2,705,000 for the years ended December 31, 1999,
1998, and 1997, respectively.

8. BORROWINGS

        Short-term borrowings generally consist of a Cash Management Account
(CMA) line of credit for overnight funding with the Federal Home Loan Bank
(FHLB), security reverse repurchase agreements and Federal Funds Purchased overnight from correspondent banks. At December 31, 1999, Bancorp had $60 million in short term advances with maturity dates from January, 2000 to March, 2000, and rates ranging from 5.75% to 6.01%. At December 31, 1999, Bancorp had $19,512,500 in reverse repurchase agreements maturing in February and March, 2000, and rates ranging from 5.78% to 5.82%. Bancorp had no outstanding Federal Funds purchased at December 31, 1999.

        Long-term borrowings, as of December 31, 1999, consist of amortizing notes and putable advances with the FHLB totaling $65,688,557. Bancorp has two amortizing notes totaling $688,557, that have original terms of seven years and mature between April of 2000, and January of 2001. Rates on the amortizing notes range from 4.98% to 5.42%. Bancorp also has $65 million in putable advances from the FHLB. The putable advances have original terms of five years with quarterly put options and final maturities ranging from September 2002 to December 2004; rates on these advances range from 4.53% to 5.82%. Principal payments due on Bancorp's borrowings are $677,000 in 2000, $12,000 in 2001, $5 million in 2002, $10 million in 2003, and $50 million in 2004, with no balances due thereafter.


9. COMMITMENTS AND CONTINGENT LIABILITIES

        The Company leases land and office space under thirty leases, of which twenty-eight are long-term noncancellable operating leases that expire between 2000 and 2014. At the end of the respective lease terms, Bancorp may renew the leases at fair rental value. At December 31, 1999, minimum future lease payments under these leases and other operating leases were:

              (Dollars in thousands)             Minimum Future
                         Year                    Lease Payment
              ----------------------------       --------------
              2000 .......................           $ 1,601
              2001 .......................             1,361
              2002 .......................             1,141
              2003 .......................               962
              2004 .......................               827
              Thereafter .................             5,449
                                                     -------
                   Total .................           $11,341
                                                     =======

        Rental expense for all operating leases was $1,300,000, $1,201,000, and $1,221,000 for the years ended December 31, 1999, 1998, and 1997, respectively.

        Edward and Marianne Fischer v. West Coast Bank, Multnomah County Circuit Court, Case No. 9905-04969. On May 11, 1999, a husband and wife who loaned $4.6 million to a construction company filed suit in the Circuit Court of the State of Oregon for the County of Multnomah against the Bank and Bancorp alleging that they suffered damages as the result of the Bank and Bancorp's failure to provide take-out funding to the construction company. The construction company defaulted on the $4.6 million loan. The loan is secured by an approximate 500-acre tract of land in Lincoln County, Oregon. The complaint has been amended to remove Bancorp as a defendant. Plaintiffs have asserted claims against the Bank for breach of contract, promissory estoppel, fraud, promissory fraud and conversion and are seeking compensatory damages in excess of $4.6 million. Plaintiffs also recently amended their complaint to include a claim for punitive damages in excess of $5 million. Discovery is in progress and a trial date is currently set for April 6, 2000, although the parties anticipate that this date will be continued until mid July, 2000. The Bank has denied any liability and is defending itself accordingly. Due to the nature and uncertainties inherent in litigation, there are no assurances that this matter will not ultimately result in a loss that could materially affect the Company. The accompanying financial statements do not reflect any loss accrual in connection with this matter. The Company cannot, at this time, make a reasonable estimate of the amount of loss in the event of an unfavorable ruling with respect to liability in the case. An unfavorable resolution of this matter could adversely impact the Company's future financial statements. The magnitude of any loss the Company may incur in the event of an unfavorable resolution may depend upon the market value of the property in Lincoln County, Oregon.

10. INCOME TAXES

        The provision for income taxes attributable to income for the last three years consisted of the following:

                             Year ended December 31,
                        --------------------------------
(Dollars in thousands)   1999         1998         1997
                        ------       ------       ------
Current
  Federal ........      $6,582       $6,866       $7,608
  State ..........       1,142        1,148          624
                        ------       ------       ------
                         7,724        8,014        8,232
Deferred
  Federal ........         162       (1,105)        (982)
  State ..........          28         (185)         (66)
                        ------       ------       ------
                           190       (1,290)      (1,048)
Total
  Federal ........       6,744        5,761        6,626
  State ..........       1,170          963          558
                        ------       ------       ------
      Total ......      $7,914       $6,724       $7,184
                        ======       ======       ======

        The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities for the last three years are presented below:

                                                      Year ended December 31,
                                                  ------------------------------
(Dollars in thousands)                             1999        1998        1997
                                                  ------      ------      ------
Deferred tax assets:
  Allowance for loan loss ..................      $5,114      $4,079      $3,113
  Deferred income ..........................          --          34          93
  Net unrealized loss on investments
       available for sale ..................       2,118          --          --
  Reorganization costs .....................           7          33          57
  Deferred employee benefits ...............         731       1,268         486
  Other ....................................         113          --          30
                                                  ------      ------      ------
      Total deferred tax assets ............       8,083       5,414       3,779

Deferred tax liabilities:
  Accumulated depreciation .................      $1,191      $  876      $  556
  Federal Home Loan Bank stock dividends ...       1,401       1,035         788
  Net unrealized gains on investments
      available for sale ...................          --       2,189         984
Intangible assets ..........................         643         662         780
Other ......................................          95          16         120
                                                  ------      ------      ------
                                                              ------      ------
      Total deferred tax liabilities .......       3,330       4,778       3,228
                                                  ------      ------      ------
  Net deferred tax assets ..................      $4,753      $  636      $  551
                                                  ======      ======      ======

        The financial tax rate of the provision for income taxes varies from the federal income tax statutory rate. The reasons for the variance are as follows:

                                                                            Year ended December 31,
                                                                     -----------------------------------
(Dollars in thousands)                                                 1999         1998          1997
                                                                     -------       -------       -------
Expected federal income tax provision (1) .....................      $ 8,836       $ 7,066       $ 7,351
State income tax, net of federal income tax effect ............          789           518           369
Interest on obligations of state and political subdivisions
  exempt from federal tax .....................................       (1,375)       (1,192)         (756)
Other, net ....................................................         (336)          332           220
                                                                     -------       -------       -------
  Total .......................................................      $ 7,914       $ 6,724       $ 7,184
                                                                     =======       =======       =======

(1) Federal income tax provision applied at 35% in 1999 and 34% in 1998 and 1997. 1999 increase due to increase in taxable income.

11. STOCKHOLDERS' EQUITY AND REGULATORY REQUIREMENTS

        Authorized capital of Bancorp includes 10,000,000 shares of Preferred Stock no par value, none of which were issued at December 31, 1999. In September 1999, the Board of Directors declared a 10 percent dividend payable to shareholders of record October 6, 1999. All share and per share amounts have been restated to retroactively reflect the stock dividend as well as all previous stock dividends and splits.

        In December 1998, Bancorp announced a stock repurchase program. Under the plan the Company will buy up to 1.5 million shares of the Company's common stock. The plan repurchases will be limited by the anticipated timing of stock option exercises as well as other parameters. The Company intends to use existing funds and/or long-term borrowings to finance the repurchases. The repurchased common shares will be available for use under the Company's existing stock option plans. During 1999, 544,000 common shares were repurchased for $9,014,000, an average purchase price of $16.57 per share.

        The FRB and FDIC have established minimum requirements for capital adequacy for bank holding companies and member banks. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and its significant bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items. The FRB and FDIC risk based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk weighted assets of at least 4%, and a ratio of total capital to total risk weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total average assets less intangibles is required to be at least 3%. Well capitalized guidelines require banks and bank holding companies to maintain tier one capital of at least 6%, total risk based capital of at least 10% and a leverage ratio of at least 5%. Bancorp and its significant bank subsidiaries' capital components, classification, risk weightings and other factors are also subject to qualitative judgements by regulators. Failure to meet minimum capital requirements can initiate certain action by regulators that, if undertaken, could have a material effect on Bancorp's financial statements. As of December 31, 1999, Bancorp and its subsidiary bank are considered "Well Capitalized" under current risk based capital regulatory guidelines. Management believes that no events or changes in conditions have subsequently occurred which would significantly change Bancorp's capital position.

        The following table presents selected risk adjusted capital information as of December 31, 1999 and 1998:

(Dollars in thousands)                      1999                                           1998
                            ---------------------------------------    --------------------------------------------
                                                       Amount                                           Amount
                                                      Required                                         Required
                                                     For Minimum                                      For Minimum
                                    Actual         Capital Adequacy            Actual              Capital Adequacy
                            --------------------   ----------------    ----------------------     -----------------
                             Amount       Ratio          Amount          Amount       Ratio             Amount
                            --------      ------        -------        --------      ------            -------
Tier 1 Capital

West Coast Bancorp ....     $118,397      10.50%        $45,104        $111,562      11.54%            $38,670
West Coast Bank .......      112,530       9.97%         45,147          99,797      10.33%             38,644


Total Capital

West Coast Bancorp ....     $131,877      11.69%        $90,249        $123,647      12.79%            $77,340
West Coast Bank .......      126,010      11.17%         90,249         111,872      11.59%             77,220


Leverage Ratio

West Coast Bancorp ....     $118,397       9.00%        $39,466        $111,562       9.13%            $36,658
West Coast Bank .......      112,530       8.56%         39,438          99,797       8.21%             36,467

12. BALANCES WITH THE FEDERAL RESERVE BANK

        The Bank is required to maintain cash reserves or deposits with the Federal Reserve Bank equal to a percentage of reservable deposits. The average required reserves for the Bank were $1,746,000 during 1999.

13. EARNINGS PER SHARE

        The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

                                                                Weighted
                                                                 Average       Per-Share
                                            Net Income           Shares          Amount
                                           -----------         ----------      ---------
                                                      For the year ended 1999
                                           ---------------------------------------------
Basic earnings per share..........         $17,332,036         15,442,340        $1.12
Stock options.....................                                348,160
Diluted earnings per share........         $17,332,036         15,790,500        $1.10

                                                      For the year ended 1998
                                           ---------------------------------------------
Basic earnings per share..........         $14,058,671         15,527,120        $0.91
Stock options.....................                                616,638
Diluted earnings per share........         $14,058,671         16,143,758        $0.87

                                                      For the year ended 1997
                                           ---------------------------------------------
Basic earnings per share..........         $14,438,513         15,013,961        $0.96
Stock options.....................                                686,595
Diluted earnings per share........         $14,438,513         15,700,556        $0.92

        Bancorp, for the periods reported, had no reconciling items between net income and income available to common shareholders.

14. COMPREHENSIVE INCOME

        Bancorp adopted SFAS No. 130 "Reporting Comprehensive Income," in 1998 which established standards for reporting and displaying comprehensive income and its components. The following table displays the components of other comprehensive income (loss) for the last three years:

                                                                                          Year ended December 31,
                                                                                    -----------------------------------
(Dollars in thousands)                                                                1999          1998          1997
                                                                                    --------       -------       ------
Unrealized gains (loss) on securities:
Unrealized holding (losses) gains arising during the period ..................      $(11,450)      $ 3,412       $1,125
Tax benefit (expense) ........................................................         4,404        (1,205)        (450)
                                                                                    --------       -------       ------
Unrealized holdings (losses) gains arising during the period, net of tax .....        (7,046)        2,207          675

Less: Unrealized gains from change in accounting principle ...................           213            --           --
Tax expense ..................................................................           (82)           --           --
                                                                                    --------       -------       ------
Unrealized gains from accounting principle, net of tax .......................           131            --           --

Plus: Reclassification adjustment for (gains) losses realized in income ......           (82)         (348)          85
Tax expense (benefit) ........................................................            31           134          (32)
                                                                                    --------       -------       ------
Net realized (gains) losses ..................................................           (51)         (214)          53
                                                                                    --------       -------       ------
Other comprehensive (loss) income, net of tax ................................      $ (6,966)      $ 1,993       $  728
                                                                                    ========       =======       ======

15. CERTIFICATES OF DEPOSIT

Included in certificates of deposit are certificates in denominations of $100,000 or greater, totaling $86,970,000, and $93,371,000 and at December 31,
1999 and 1998, respectively. Interest expense relating to certificates of deposits in denominations of $100,000 or greater was $4,637,000, $3,731,000, and $3,808,000 for the years ended December 31, 1999, 1998 and 1997, respectively. Maturity amounts on Bancorp's certificates of deposits include $286,064,000 in 2000, $43,187,000 in 2001, $3,975,000 in 2002, $4,389,000 in 2003, and
$2,144,000 in 2004, with $4,168,000 due thereafter. Included in the maturity amounts, are $17 million in variable rate certificates of deposit that reprice monthly with maturities ranging from January, 2000 to December, 2004.

16. EMPLOYEE BENEFIT PLANS

        During 1999, West Coast Bancorp employee benefits included a plan established under section 401(k) of the Internal Revenue Code for certain qualified employees (the 401(k) plan). Employee contributions up to 15 percent of salaries under the Internal Revenue Code guidelines can be made under the 401(k) plan, of which Bancorp matches 50 percent of the employees' contributions up to a maximum of 6 percent of the employee's salary. Bancorp may also elect to make discretionary contributions to the plan. Employees vest immediately in their own contributions and earnings thereon and vest in Bancorp's contributions over five years of eligible service. Bancorp has merged previously acquired companies' plans into its own plan. Bancorp's expenses totaled $403,000, $398,000 and $603,000 for 1999, 1998, and 1997 respectively, of which $0, $0, and $200,000, respectively, were discretionary.

        In 1996, Bancorp adopted a non-qualified Deferred Compensation Plan for Directors and a non-qualified Deferred Compensation Plan for Executive Officers (Deferred Compensation Plans) as supplemental benefit plans which permit directors and selected officers to elect to defer receipt of all or any portion of their future salary, bonus or directors' fees. In addition, the Deferred Compensation Plans restore benefits lost by employees under the 401(k) plan due to specified Internal Revenue Code restrictions on the maximum benefits that may be paid under those plans. All contributions are invested at the employees' direction among a variety of investment alternatives. Amounts contributed to these plans to restore benefits otherwise limited by the Code restrictions have been included in the 401(k) plan contribution expense reported in the previous paragraph. A deferred compensation liability of $1,598,000 was recorded on the books as of December 31, 1999.

        Bancorp's expenses related to retirement benefits with certain present and former employees, were $133,000, $153,000 and $206,000 for 1999, 1998 and
1997, respectively. Certain of these retirement benefits are directly or indirectly funded through the purchase of corporate owned life insurance policies. The recorded cash surrender value of these policies was $1,453,000 and $1,626,000 at December 31, 1999 and 1998, respectively.

        Prior to its acquisition, Centennial Holdings, Ltd. sponsored a non-contributory employee stock ownership plan (ESOP) that covered certain employees meeting eligibility requirements. The contributions to the ESOP were discretionary and the amount charged against compensation expense was $176,000 in 1997. Contributions were used to acquire Centennial Holdings, Ltd. common stock. The ESOP owned 194,292 at December 31, 1997. During 1998 the ESOP assets were merged into Bancorp's 401(k) plan.

17. STOCK OPTION PLANS

        Bancorp's stock option plans include the 1999 Stock Option Plan (1999
Plan), the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (1991 Plan), the 1995 Directors Stock Option Plan (1995 Plan), the 1989 and 1985 Non-Qualified Stock Option Plans and the 1989 and 1985 Qualified Stock Option Plans (1985 and 1989 Plans). The 1999 Plan authorizes the issuance of 1,650,000 shares of common stock. The 1995 Plan authorizes the issuance of 726,000 shares of common stock. No additional grants may be made under the 1985, 1989 and 1991 Plans.

        Substantially all stock options have an exercise price that is not less than the fair market value of Bancorp's stock on the date the options were granted. The majority of the options previously granted under the 1999, 1991 and 1989 Plans are exercisable immediately following the effective date of the grant with certain options granted under the 1991 plan exercisable in one year. Certain options previously granted under the 1995 Plan are exercisable over one to four year periods. Substantially all options previously granted under the 1985 Plans become exercisable at a rate of 2% a month for 50 months, or equally over a four year period; all options previously issued under the 1985 plan were fully vested as of December 31, 1999.

                                                               1999                        1998                        1997
                                                1999         Weighted       1998         Weighted        1997        Weighted
                                               Common        Avg. Ex.      Common         Avg. Ex.      Common        Avg. Ex.
                                               Shares          Price       Shares          Price        Shares         Price
                                              ----------     --------     ----------     ---------    ----------     ---------
Balance, beginning of year .............      1,303,805       $10.31      1,589,243       $ 7.40      1,593,012       $ 5.88
   Granted .............................        219,370        15.22        273,237        18.75        365,121        13.33
   Exercised ...........................       (303,344)        7.46       (489,238)        5.57       (344,095)        6.67
   Forfeited ...........................        (88,929)       16.04        (69,437)       10.38        (24,795)        7.60
                                              ---------       ------      ---------       ------      ---------       ------
Balance, end of year ...................      1,130,902       $11.58      1,303,805       $10.31      1,589,243       $ 7.40
                                              =========       ======      =========       ======      =========       ======
Exercisable, end of year ...............      1,058,597                   1,038,370                   1,278,742
Avg. fair value of options granted .....                      $ 4.94                      $ 5.86                      $ 6.65

        As of December 31, 1999, outstanding stock options consist of the following:

           Exercise           Options     Weighted Avg.     Weighted Avg.         Options         Weighted Avg.
         Price Range        Outstanding   Exercise Price    Remaining Life      Exercisable      Exercise Price
-----------------------     -----------   --------------    --------------      -----------      --------------
  $  1.90   -   $  5.59        206,685       $ 4.02             3.28              206,685            $ 4.02
     5.64   -      8.04        251,809         7.34             5.94              251,809              7.34
     8.15   -     13.77        238,734        12.65             7.24              171,555             12.70
    15.17   -     15.17        202,730        15.17             9.40              202,730             15.17
  $ 16.02   -   $ 20.87        230,944        18.70             8.60              225,818             18.72
-----------------------      ---------       ------             ----            ---------            ------
Total                        1,130,902       $11.58             6.89            1,058,597            $11.49


        Bancorp accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS Statement No. 123, Bancorp's net income and earnings per share would have been reduced to the following proforma amounts:

                                                              1999              1998               1997
                                                          -----------        -----------       -----------
Net income:                           As reported         $17,332,036        $14,058,671       $14,438,513
                                      Proforma             15,699,871         12,339,613        13,613,968

Basic earnings per share:             As reported         $     1.12         $     0.91        $      0.96
                                      Proforma                  1.02               0.79               0.91

Diluted earnings per share:           As reported         $     1.10               0.87               0.92
                                      Proforma                   .99               0.76               0.86

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the assumptions used in the fair value calculation:

                               Non-Qualified Director Options                  Employee Options
                               -------------------------------     -------------------------------------------
                               1999      1998         1997            1999            1998            1997
                               -----     -----     -----------     -----------     -----------     -----------
Risk Free interest rates       5.29%     4.30%     6.36%-6.60%     4.70%-6.31%     4.30%-5.70%     5.73%-6.83%
Expected dividend              2.00%     1.05%           0.79%           2.00%           1.05%           0.79%
Expected lives, in years          5         4               5               5               4               6
Expected volatility              40%       41%             43%             40%             41%             43%

        Due to the discretionary nature of stock option grants, the compensation cost included in the 1999, 1998 and 1997 proforma net income per SFAS No. 123, may not be representative of that expected in future years. In addition to the above, 100,000 stock options were granted on January 1, 2000, at the market value at the time of grant of $13.50 per share.

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

        Bancorp has estimated fair value based on quoted market prices where available. In cases where quoted market prices were not available, fair values were based on the quoted market price of a financial instrument with similar characteristics, the present value of expected future cash flows or other valuation techniques that utilize assumptions which are highly subjective and judgmental in nature. Subjective factors include, among other things, estimates of cash flows, the timing of cash flows, risk and credit quality characteristics and interest rates. Accordingly, the results may not be precise, and modifying the assumptions may significantly affect the values derived. In addition, fair values established utilizing alternative valuation techniques may or may not be substantiated by comparison with independent markets. Further, fair values may or may not be realized if a significant portion of the financial instruments were sold in a bulk transaction or a forced liquidation. Therefore, any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings or cash flows. Furthermore, the fair values disclosed should not be interpreted as the aggregate current value of Bancorp.

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

           The estimated fair values of financial instruments at December 31, 1999 are as follows:

(Dollars in thousands)                       Carrying Value        Fair Value
----------------------                       --------------        ----------
FINANCIAL ASSETS
Cash and cash equivalents ..........         $    66,973          $   66,973
Investment securities ..............             255,609             255,609
      Loans ........................             984,607
      Allowance for loan losses ....             (13,480)
                                             -----------          ----------
Net Loans ..........................             971,127             972,613

FINANCIAL LIABILITIES
Deposits ...........................         $ 1,080,798          $1,078,950
Short-term borrowings ..............              79,513              79,513
Long-term borrowings ...............              65,689              65,449



           The estimated fair values of financial instruments at December 31, 1998 are as follows:

(Dollars in thousands)                       Carrying Value        Fair Value
----------------------                       --------------        ----------
FINANCIAL ASSETS
Cash and cash equivalents ...........         $    81,492          $   81,492
Investment securities ...............             255,967             256,180
      Loans .........................             878,025
      Allowance for loan losses .....             (12,453)
                                              -----------          ----------
Net Loans ...........................             865,572             885,324

FINANCIAL LIABILITIES
Deposits ............................         $ 1,108,457          $1,112,423
Short-term borrowings ...............                  --                  --
Long-term borrowings ................              20,260              20,458

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

           The Bank's exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments.

                                                                                              Contract or
                                                                                            Notional Amount
                                                                                            ---------------
Financial instruments whose contract amounts represent credit risk:
      Commitments to extend credit
           Real estate secured for commercial construction or land development ......         $107,508,000
           Revolving open-end lines secured by 1-4 family residential properties ....           21,756,000
           Credit card lines ........................................................           31,572,000
           Other ....................................................................          114,223,000
Standby letters of credit and financial guarantees ..................................            2,156,000

           Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon, therefore the total commitment amounts do not necessarily represent future cash requirements. Each customer's creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management's credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

20. PARENT COMPANY ONLY FINANCIAL DATA

           The following sets forth the condensed financial information of West Coast Bancorp on a stand-alone basis:


                                 Balance Sheets
                                (Unconsolidated)

(Dollars in thousands)                                                 December 31,
                                                               -------------------------
                                                                 1999            1998
                                                               --------         --------
Assets
    Cash and due from the subsidiary banks ...........         $  3,206         $  1,587
    Advances to subsidiaries .........................               --            4,629
    Investment securities ............................               --               --
    Investment in the subsidiaries ...................          113,297          107,437
    Other assets .....................................            1,290            4,426
                                                               --------         --------
       Total assets ..................................         $117,793         $118,079
                                                               ========         ========

Liabilities and stockholders' equity
    Balances due to subsidiaries .....................         $     --         $     18
    Short-term borrowings ............................               --               --
    Long-term borrowings .............................               --               --
    Other liabilities ................................            1,000              836
                                                               --------         --------
       Total liabilities .............................            1,000              854
Stockholders' equity .................................          116,793          117,225
                                                               --------         --------
       Total liabilities and stockholders' equity ....         $117,793         $118,079
                                                               ========         ========

                              Statements of Income
                                (Unconsolidated)

(Dollars in thousands)                                                  Year ended December 31,
                                                                    -------------------------------------------
                                                                      1999              1998              1997
                                                                    --------          --------          -------
Income
      Cash dividends from subsidiaries ....................         $  5,006          $  5,358          $ 5,438
      Other income from the subsidiaries ..................               99             7,097            5,007
      Other income ........................................               22               367              274
                                                                    --------          --------          -------
           Total income ...................................            5,127            12,822           10,719
Expenses
      Interest expense ....................................               --               (21)             130
      Other expense .......................................              120            11,617            8,525
                                                                    --------          --------          -------
                Total expense .............................              120            11,596            8,655
Income before income taxes and equity in undistributed
      earnings of the banks ...............................            5,007             1,226            2,064
Income tax (expense) benefit ..............................               (1)            1,593            1,087
                                                                    --------          --------          -------
Net income before equity in undistributed earnings
      of the banks ........................................            5,006             2,819            3,151
Equity in undistributed earnings of the banks .............           12,326            11,240           11,288
                                                                    --------          --------          -------
                Net income ................................         $ 17,332          $ 14,059          $14,439
                                                                    ========          ========          =======



                            Statements of Cash Flows
                                (Unconsolidated)

(Dollars in thousands)                                                                          Year ended December 31,
                                                                                      --------------------------------------------
                                                                                       1999              1998              1997
                                                                                      --------          --------          --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ..................................................................         $ 17,332          $ 14,059          $ 14,439
Adjustments to reconcile net income to net cash
      provided by operating activities:
      Undistributed earnings of subsidiaries ................................          (12,325)          (11,240)          (11,288)
      Decrease (increase) in advances to subsidiaries .......................            4,629            (4,349)             (235)
      Decrease (increase) in other assets ...................................            3,136             2,310            (3,024)
      Increase (decrease) in balances due to subsidiaries ...................              (18)               18               (10)
      Increase (decrease) in other liabilities ..............................              164              (860)              563
      Tax benefit associated with stock options .............................              756             1,793             1,078
                                                                                      --------          --------          --------
           Net cash provided by operating activities ........................           13,674             1,730             1,524

CASH FLOWS FROM INVESTING ACTIVITIES:
       Capital contributions to subsidiaries ................................             (500)              (38)               --
         Sales and maturities of held to maturity and available for sale
              securities ....................................................               --                 4                43
                                                                                      --------          --------          --------
               Net cash (used in) provided by investing activities ..........             (500)              (34)               43

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net payments on long-term borrowings ..................................             (425)           (1,755)               --
      Net proceeds from issuance of common stock ............................            1,596             2,255             1,833
      Cash paid for acquisition of banking assets ...........................               --                --              (378)
      Repurchase of common stock ............................................           (9,586)           (1,029)               --
      Dividends paid and cash paid for fractional shares ....................           (3,565)           (2,986)           (2,317)
                                                                                      --------          --------          --------
           Net cash used in financing activities ............................          (11,555)           (2,185)           (2,617)

Net increase (decrease) in cash and cash equivalents ........................            1,619              (489)           (1,050)
Cash and cash equivalents at beginning of year ..............................            1,587             2,076             3,126
                                                                                      --------          --------          --------
Cash and cash equivalents at end of year ....................................         $  3,206          $  1,587          $  2,076
                                                                                      ========          ========          ========

21. SEGMENT AND RELATED INFORMATION

           Bancorp adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," in 1998, which established standards for the way enterprises report information about operating segments.

           During 1999, the "Other" column includes Bancorp's Trust operations and certain other activities related to other real estate owned properties and the Parent Company. In 1998, Bancorp operated four separate community banks. These banks were consolidated into one banking entity in 1998. Until late in 1998, separate management teams managed the four banks, relying on common support services offered through the Parent Company. The four banks operated in Oregon and Washington, where the economic and regulatory factors were similar for the banks; three of the four banks shared the Portland, Oregon market. The banks used similar means of branch networks, marketing and technology to deliver similar loan and deposit products and services. Following the consolidation to a single banking entity, the Bank operated 41 branch offices, and has realigned management resources into a single team. Due to the similarities in the nature of the banking operations and the consolidation to a single banking company, Bancorp has aggregated its banking operations into a single segment presented below.

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

           Summarized financial information concerning Bancorp's reportable segments and the reconciliation to Bancorp's consolidated results is shown in the following table. During 1998 and 1997, the "Other" column includes Bancorp's Trust operations and corporate related items including support services such as accounting, human resources, data processing and marketing. Investment in subsidiaries is netted out of the presentations below. The "Intersegment" column identifies the intersegment activities of revenues, expenses and other assets, between the "Banking" and "Other" segment.



      (Dollars in thousands)                                                 1999
      ----------------------                   Banking            Other        Intersegment      Consolidated
                                              ----------         -------       ------------      ------------
Interest income .....................         $   97,261         $   202          $  (100)         $   97,363
Interest expense ....................             36,988               2             (100)             36,890
                                              ----------         -------          -------          ----------
    Net interest income .............             60,273             200               --              60,473
                                              ----------         -------          -------          ----------
Provision for loan loss .............              2,190              --               --               2,190
   Noninterest income ...............             14,306           2,119             (191)             16,234
   Restructure charge ...............                708              --               --                 708
Noninterest expense .................             46,270           2,484             (191)             48,563
                                              ----------         -------          -------          ----------
     Income before income taxes .....             25,411            (165)              --              25,246
Provision for income taxes ..........              7,974             (60)              --               7,914
                                              ----------         -------          -------          ----------
                                              $   17,437         $  (105)         $    --          $   17,332
                                              ==========         =======          =======          ==========

 Depreciation and amortization ......         $    4,020         $    21          $    --          $    4,041
 Assets .............................         $1,353,557         $ 5,432          $(4,302)         $1,354,687
 Loans, net .........................         $  963,119             $--          $  (302)         $  962,817
 Deposits ...........................         $1,084,798             $--          $(4,000)         $1,080,798
 Equity .............................         $  110,961         $ 5,832             $n/a          $  116,793

        (Dollars in thousands)
         --------------------                                              1998
                                                Banking            Other        Intersegment       Consolidated
                                              ----------         --------       ------------       ------------
Interest income .....................         $   96,982         $    139          $   (68)         $   97,053
Interest expense ....................             36,520              (21)             (68)             36,431
                                              ----------         --------          -------          ----------
    Net interest income .............             60,462              160               --              60,622
                                              ----------         --------          -------          ----------
Provision for loan loss .............              2,928              (28)              --               2,900
Noninterest income ..................             16,114           10,088           (7,043)             19,159
Restructure charge ..................              3,768               --               --               3,768
Noninterest expense .................             44,944           14,429           (7,043)             52,330
                                              ----------         --------          -------          ----------
     Income before income taxes .....             24,936           (4,153)              --              20,783
Provision for income taxes ..........              8,325           (1,601)              --               6,724
                                              ----------         --------          -------          ----------
                                              $   16,611         $ (2,552)         $    --          $   14,059
                                              ==========         ========          =======          ==========

Depreciation and amortization .......         $    2,914         $    695          $    --          $    3,609
Assets ..............................         $1,253,684         $  8,787          $(7,048)         $1,255,423
Loans, net ..........................         $  849,600              $--          $    --          $  849,600
Deposits ............................         $1,110,834              $--          $(2,377)         $1,108,457
Equity ..............................         $  105,447         $ 11,778          $   n/a          $  117,225


     (Dollars in thousands)
      --------------------                                                   1997
                                                Banking             Other          Intersegment      Consolidated
                                              -----------          --------        ------------      -------------
Interest income .....................         $    88,874          $    255          $    (64)         $   89,065
Interest expense ....................              32,137               189               (64)             32,262
                                              -----------          --------          --------          ----------
    Net interest income .............              56,737                66                --              56,803
                                              -----------          --------          --------          ----------
Provision for loan loss .............               3,936                --                --               3,936
Noninterest income ..................              12,326             6,907            (5,083)             14,150
Restructure charge ..................                  --                --                --                  --
Noninterest expense .................              39,887            10,590            (5,083)             45,394
                                              -----------          --------          --------          ----------
     Income before income taxes .....              25,240            (3,617)               --              21,623
Provision for income taxes ..........               8,408            (1,224)               --               7,184
                                              -----------          --------          --------          ----------
                                              $    16,832          $ (2,393)              $--          $   14,439
                                              ===========          ========          ========          ==========

 Depreciation and amortization ......         $     2,671          $    439          $     --          $    3,110
 Assets .............................         $ 1,112,975          $  8,927          $ (4,076)         $1,117,826
 Loans, net .........................         $   766,491               $--          $     --          $  766,491
 Deposits ...........................         $   961,555               $--          $ (3,073)         $  958,482
 Equity .............................         $    92,207          $  8,933          $    n/a          $  101,140

22. QUARTERLY FINANCIAL INFORMATION (unaudited)

(Dollars in thousands, except per share data)    March 31,           June 30,          September 30,       December 31,
---------------------------------------------    ---------           --------          -------------       ------------
1999
Interest income ..........................        $23,813             $23,820             $23,993             $25,737
Interest expense .........................          8,808               8,885               9,059              10,138
                                                  -------             -------             -------             -------
      Net interest income ................         15,005              14,935              14,934              15,599
Provision for loan loss ..................            510                 450                 450                 780
Noninterest income .......................          4,696               4,083               3,949               3,506
Noninterest expense ......................         12,746              12,085              12,265              12,175
                                                  -------             -------             -------             -------
      Income before income taxes .........          6,445               6,483               6,168               6,150
Provision for income taxes ...............          2,065               1,987               1,912               1,950
                                                  -------             -------             -------             -------
      Net income .........................        $ 4,380             $ 4,496             $ 4,256             $ 4,200
                                                  =======             =======             =======             =======

Earnings per common share:
                     Basic ...............        $  0.28             $  0.29             $  0.28             $  0.27
                     Diluted .............        $  0.27             $  0.28             $  0.27             $  0.27

(Dollars in thousands, except per share data)    March 31,           June 30,          September 30,       December 31,
---------------------------------------------    ---------           --------          -------------       ------------
1998
Interest income ..........................        $23,707             $23,896             $24,818             $24,632
Interest expense .........................          8,985               9,003               9,274               9,169
                                                  -------             -------             -------             -------
      Net interest income ................         14,722              14,893              15,544              15,463
Provision for loan loss ..................          1,485                 495                 485                 435
Noninterest income .......................          4,168               4,940               4,602               5,449
Noninterest expense ......................         13,155              12,882              14,853              15,208
                                                  -------             -------             -------             -------
      Income before income taxes .........          4,250               6,456               4,808               5,269
Provision for income taxes ...............          1,503               2,100               1,505               1,616
                                                  -------             -------             -------             -------
      Net income .........................        $ 2,747             $ 4,356             $ 3,303             $ 3,653
                                                  =======             =======             =======             =======

Earnings per common share:
                     Basic ...............        $  0.18             $  0.28             $  0.21             $  0.24
                     Diluted .............        $  0.17             $  0.27             $  0.21             $  0.23

23. SUBSEQUENT EVENTS

           On March 16, 2000, the Bank entered into a Settlement and Loan Purchase Agreement with Plaintiffs (see Note 9). Under this Agreement, the Bank paid to Plaintiffs $5.4 million, in exchange for Plaintiffs' transfer of all their rights, title and interest in the loan and the Lincoln County Property and a release of all Plaintiffs' claims against the Bank and its affiliates. The accompanying financial statements do not reflect any loss accrual in connection with this matter. Management believes it is probable the Company may experience a loss; however, the Company is not currently able to reasonably estimate the amount of any loss. The magnitude of any loss the Company may incur may depend upon the market value of the Lincoln County Property. The market value of the Lincoln County Property may depend upon the feasibility of a development project currently planned and the ability of the Bank to obtain or maintain required permits in connection with that project. In addition, the Bank may incur significant additional expenses collecting the loan, foreclosing on the collateral, and pursuing development of the Lincoln County Property. These expenses and the market value of the Lincoln County Property could adversely impact the Company's future financial statements. The Company expects shortly to receive the results of an appraisal of the Lincoln County Property. These results may enable the Company to in the near future estimate the amount or range of any potential loss.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        NONE.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           For information concerning directors and certain executive officers of Bancorp, see INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS EXPIRE" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS" in Bancorp's 2000 Annual Meeting Proxy Statement ("Proxy Statement"), which is incorporated herein by reference.

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           For information concerning certain relationships and related transactions, see "TRANSACTIONS WITH MANAGEMENT" in the Proxy Statement, which is incorporated herein by reference.

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

(3)        Exhibits:

           Exhibits are listed in the Exhibit Index beginning on page 57 of this report.

(b) During the three months ended December 31, 1999 Bancorp filed the following current report on Form 8-K:

           None

(c)        Exhibits:

           The response to this portion of Item 14 is submitted as a separate section of this report entitled, "Index to Exhibits."

(d)        Financial Statement Schedules:

           None

SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 23rd day of March, 2000.
WEST COAST BANCORP

(Registrant)

By:        /s/ Robert D. Sznewajs
           President and CEO

           Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 23rd day of March, 2000.

PRINCIPAL EXECUTIVE OFFICER:

/s/ Robert D. Sznewajs                    President and CEO and Director
---------------------------------------
Robert D. Sznewajs

PRINCIPAL FINANCIAL OFFICER:

/s/ Donald A. Kalkofen                    Executive Vice President and
---------------------------------------   Chief Financial Officer
Donald A. Kalkofen

PRINCIPAL ACCOUNTING OFFICER:

/s/ Kevin M. McClung                      Vice President and Controller
---------------------------------------
Kevin M. McClung

REMAINING DIRECTORS:

/s/ Lloyd D. Ankeny                       /s/ C. Douglas McGregor
---------------------------------------   --------------------------------------
Lloyd D. Ankeny                           C. Douglas McGregor

/s/ Michael J. Bragg                      /s/ Mary B. Pearmine
---------------------------------------   --------------------------------------
Michael J. Bragg                          Mary B. Pearmine

/s/ William B. Loch                       /s/ Gary D. Putnam
---------------------------------------   --------------------------------------
William B. Loch                           Gary D. Putnam, Chairman

/s/ Jack E. Long
---------------------------------------
Jack E. Long

/s/ J.F. Ouderkirk
---------------------------------------
J.F. Ouderkirk

INDEX TO EXHIBITS


Exhibit No.                                         Exhibit
----------                                          -------
3.1        Restated Articles of Incorporation(1)

3.2        Restated Bylaws(2)

4 The Registrant has incurred long-term indebtedness as to which the amount involved is less than ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The
           Registrant agrees to furnish instruments relating to such indebtedness to the Commission upon its request

10.1       Salary Continuation Agreement between the Registrant and West Coast
           Bank and Victor L. Bartruff dated April 1, 1999(3)

10.2       Salary Continuation Agreement between the Registrant and West Coast
           Bank and Ronald DeLude dated April 1, 1999(3)

10.3       Salary Continuation Agreement between the Registrant and West Coast
           Bank and Donald Kalkofen dated April 1, 1999(3)

10.4       Salary Continuation Agreement between the Registrant and West Coast
           Bank and Cynthia Haworth dated April 1, 1999(3)

10.5       Salary Continuation Agreement between the Registrant and West Coast
           Bank and Adeline Hesse dated April 1, 1999(3)

10.6       Salary Continuation Agreement between the Registrant and West Coast
           Bank and David Prysock dated April 1, 1999(3)

10.7       Salary Continuation Agreement between the Registrant and West Coast
           Bank and Rodney Tibbatts dated April 1, 1999(3)

10.8       Salary Continuation Agreement between the Registrant and West Coast
           Bank and Shauna Vernal dated April 1, 1999(3)

10.9       Salary Continuation Agreement between the Registrant and West Coast
           Bank and Kevin McClung dated April 1, 1999(3)

10.10      401(k) Profit Sharing Plan(4)

10.11      Directors' Deferred Compensation Plan(4)

10.12      Executives' Deferred Compensation Plan(4)

10.13      Combined 1991 Incentive Stock Option Plan and 1991 Nonqualified Stock
           Option Plan(5)

10.14      Directors' Stock Option Plan and Form of Agreement(6)

10.15      Incentive Stock Option Plan and Form of Agreement(6)

10.16      Nonqualified Stock Option Plan and Form of Agreement(6)

----------

(1) Incorporated by reference to Exhibit 3.1 of Registrant's Quarterly Report on Form 10Q for the quarter ended June 30, 1998.

(2) Incorporated by reference to Exhibits 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

(3) Incorporated by reference to Exhibits 10.1 - 10.9 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.

(4) Incorporated by reference to Exhibits 99.1, 99.2, 99.3 and 99.5 of Registrant's S-8 Registration Statement--Registration No. 333-01649.

(5) Incorporated by reference to Exhibits 99.1, and 99.2, of Registrant's S-8 Registration Statement --Registration No. 333-01651.

(6) Incorporated by reference to Exhibits 99.1, 99.2, 99.3, and 99.5 of Registrant's S-8 Registration Statement - Registration No. 33-60259.

Exhibit No.                                         Exhibit
----------                                          -------
10.17      1999 Stock Option Plan and Form of Agreement(7)

10.18      Form of Indemnification Agreement(8)

10.19      Separation and Release Agreement between the Registrant and Victor L.
           Bartruff dated July 16, 1999(8)

10.20      Employment Agreement between the Registrant and Ronald DeLude dated
           July 16, 1999(8)

10.21 Amendment to Salary Continuation Agreement for Donald A. Kalkofen dated effective October 27, 1999

10.22      Consultant Services Agreement with Donald A. Kalkofen, and related
           Confidentiality Agreement effective April 1, 2000

10.23      Salary Continuation Agreement between the Registrant and West Coast
           Bank and James D. Bygland effective April 1, 2000

10.24      Employment Agreement between the Registrant and West Coast Bank and
           Robert D. Sznewajs dated January 1, 2000(9)

10.25      Change of Control Employment Agreement between the Registrant and
           Robert D. Sznewajs dated January 1, 2000(9)

10.26      Incentive Stock Option and Nonstatutory Stock Option Plan of
           Vancouver Bancorp and Form of Agreement(10)

21.1       Subsidiaries of the Registrant

23.1       Consent of Arthur Andersen LLP

23.2       Consent of Dwyer, Pemberton LLP

27.1       Financial Data Schedule

----------

(7) Incorporated by reference to Exhibits 99.1 and 99.2 of Registrant's S-8 Registration Statement, Registration No. 333-86113.

(8) Incorporated by reference to Exhibits 10.1 - 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

(9) Incorporated by reference to Exhibits 10.1 and 10.2 of Registrant's Current Report on Form 8-K filed January 7, 2000

(10) Incorporated by reference to Exhibits 99.1, 99.3 and 99.4 of Registrant's S-8 Registration Statement, Registration No. 333-09721