Form 10-Q
period 2000-03-31
WEST COAST BANCORP /NEW/OR/
filed 2000-05-15
CIK 717059

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        ---------------------------------

                                    Form 10-Q



         [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2000

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

Common Stock, no par value, outstanding on April 30, 2000: 15,410,215

                                TABLE OF CONTENTS


PART I.               Financial Information

           Item 1.    Financial Statements                                                                Page

                      Consolidated Balance Sheets -
                      March 31, 2000 and December 31, 1999...................................................3

                      Consolidated Statements of Income -
                      Three months ended March 31, 2000 and 1999.............................................4

                      Consolidated Statements of Cash Flows -
                      Three months ended March 31, 2000 and 1999.............................................5

                      Consolidated Statements of Changes in Stockholders' Equity.............................6

                      Notes to Consolidated Financial Statements.............................................7

           Item 2.    Management's Discussion and Analysis of Financial
                      Condition and Results of Operations...................................................11

           Item 3.    Quantitative and Qualitative Disclosures About Market Risk............................20

PART II.   Other Information

           Item 1.    Legal Proceedings.....................................................................21

           Item 6.    Exhibits and Reports on Form 8-K......................................................22

           Signatures ......................................................................................23

Item 1.

                               WEST COAST BANCORP
                           CONSOLIDATED BALANCE SHEETS


                                                                          March 31,           December 31,
                                                                            2000                  1999
                                                                       -------------------------------------
                                                                         (Unaudited)
ASSETS:
Cash and cash equivalents:
     Cash and due from banks ....................................      $    53,524,573       $    47,148,168
     Interest-bearing deposits in other banks ...................            2,479,550            17,024,548
     Federal funds sold .........................................                   --             2,800,000
                                                                       ---------------       ---------------
          Total cash and cash equivalents .......................           56,004,123            66,972,716
Trading assets ..................................................            1,254,836             1,000,943
Investment securities:
     Investments available for sale .............................          251,915,587           255,609,218

Loans held for sale .............................................            8,522,199             8,309,188

Loans ...........................................................        1,001,464,547           976,297,233
Allowance for loan loss .........................................          (14,064,172)          (13,479,752)
                                                                       ---------------       ---------------
          Loans, net ............................................          987,400,375           962,817,481
Premises and equipment, net .....................................           30,317,432            30,654,447
Intangible assets ...............................................            2,239,972             2,337,049
Other assets ....................................................           28,175,568            26,986,340
                                                                       ---------------       ---------------
          Total assets ..........................................      $ 1,365,830,092       $ 1,354,687,382
                                                                       ===============       ===============

                        LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
Deposits:
     Demand .....................................................      $   193,937,162       $   194,338,293
     Savings and interest-bearing demand ........................          526,013,991           542,532,667
     Certificates of deposits ...................................          341,966,424           343,926,889
                                                                       ---------------       ---------------
          Total deposits ........................................        1,061,917,577         1,080,797,849
Short-term borrowings ...........................................          118,575,000            79,512,500
Other liabilities ...............................................            9,741,017            11,895,821
Long-term borrowings ............................................           60,295,699            65,688,557
                                                                       ---------------       ---------------
          Total liabilities .....................................        1,250,529,293         1,237,894,727

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock:  no par value, none issued;
     10,000,000 shares authorized
Common stock:  no par value, 50,000,000 shares
     authorized, respectively; shares issued and outstanding
      15,321,733 and 15,344,857, respectively ...................           19,152,166            19,181,071
Additional paid-in capital ......................................           76,798,371            78,005,788
Retained earnings ...............................................           23,260,241            23,007,819
Accummulated other comprehensive loss ...........................           (3,909,979)           (3,402,023)
                                                                       ---------------       ---------------
    Total stockholders' equity ..................................          115,300,799           116,792,655
                                                                       ---------------       ---------------
          Total liabilities and stockholders' equity ............      $ 1,365,830,092       $ 1,354,687,382
                                                                       ===============       ===============

The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

                                                                  Three months ended
                                                                       March 31,
                                                             ----------------------------
                                                                 2000            1999
                                                             ----------------------------
                                                                      (Unaudited)
INTEREST INCOME:
Interest and fees on loans ............................      $22,638,373      $20,077,974
Interest on taxable investment securities .............        2,847,109        2,523,907
Interest on nontaxable investment securities ..........        1,068,045        1,130,328
Interest from other banks .............................           50,570           72,127
Interest on federal funds sold ........................            2,720            8,615
                                                             -----------      -----------
      Total interest income ...........................       26,606,817       23,812,951

INTEREST EXPENSE:
Savings and interest-bearing demand ...................        4,177,654        3,947,007
Certificates of deposit ...............................        4,571,694        4,493,936
Short-term borrowings .................................        1,565,109          110,918
Long-term borrowings ..................................          891,828          256,272
                                                             -----------      -----------
     Total interest expense ...........................       11,206,285        8,808,133
                                                             -----------      -----------
NET INTEREST INCOME ...................................       15,400,532       15,004,818
PROVISION FOR LOAN LOSS ...............................          675,000          510,000
                                                             -----------      -----------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS .....       14,725,532       14,494,818

NONINTEREST INCOME:
Service charges on deposit accounts ...................        1,213,529        1,158,041
Other service charges, commissions and fees ...........        1,098,092        1,031,125
Trust revenue .........................................          553,668          528,028
Gains on sales of loans ...............................          418,679        1,235,766
Loan servicing fees ...................................          128,507          155,965
Other .................................................          139,320          484,230
Net gains on sales of securities ......................               --          102,905
                                                             -----------      -----------
      Total noninterest income ........................        3,551,795        4,696,060

NONINTEREST EXPENSE:
Salaries and employee benefits ........................        6,144,938        6,962,929
Equipment .............................................        1,313,212        1,267,592
Occupancy .............................................          939,903          875,317
Communications ........................................          370,710          425,788
Marketing .............................................          353,325          359,398
Printing and office supplies ..........................          240,349          288,542
Professional fees .....................................          219,217          327,604
Litigation settlement charges .........................        4,946,055               --
Restructuring charges .................................               --          404,573
Other noninterest expense .............................        2,071,957        1,834,249
                                                             -----------      -----------
     Total noninterest expense ........................       16,599,666       12,745,992
                                                             -----------      -----------

INCOME BEFORE INCOME TAXES ............................        1,677,661        6,444,886
PROVISION FOR INCOME TAXES ............................          426,036        2,064,810
                                                             -----------      -----------
NET INCOME ............................................      $ 1,251,625      $ 4,380,076
                                                             ===========      ===========

     Basic earnings per share .........................      $      0.08      $      0.28
     Diluted earnings per share .......................      $      0.08      $      0.27

The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                       Three months ended
                                                                                           March 31,
                                                                                 -------------------------------
                                                                                     2000               1999
                                                                                 -------------------------------
                                                                                          (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income ................................................................      $  1,251,625       $  4,380,076
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization of premises and equipment ..............           975,736            807,535
     Amortization of intangibles ..........................................            97,077             98,023
     Net gain on sales of available for sale investments ..................                --           (102,905)
     Provision for loan losses ............................................           675,000            510,000
     Increase in interest receivables .....................................          (139,671)          (193,552)
     (Increase) decrease in other assets ..................................        (1,049,557)           144,398
     Net cash (used in) provided by loans held for sale ...................          (213,011)         9,730,034
     Decrease in interest payable .........................................          (670,296)           (60,158)
     Decrease in other liabilities ........................................        (1,484,508)          (227,858)
     Tax benefit associated with stock options ............................            17,524            302,330
     Increase in trading assets ...........................................          (253,893)                --
                                                                                 ------------       ------------
          Net cash (used in) provided by operating activities .............          (793,974)        15,387,923

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of available for sale securities .................         3,209,487         17,557,231
Proceeds from sales of available for sale securities ......................                --          7,900,393
Purchase of available for sale securities .................................           (23,812)       (17,919,868)
Loans made to customers greater than principal collected on loans .........       (25,257,894)       (17,706,699)
Net capital expenditures ..................................................          (638,721)        (1,088,762)
                                                                                 ------------       ------------
          Net cash used in investing activities ...........................       (22,710,940)       (11,257,705)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net decrease in demand, savings and interest
     bearing transaction accounts .........................................       (16,919,807)        (3,120,629)
Net decrease in certificates of deposit ...................................        (1,960,465)        (3,905,623)
Net decrease in long-term borrowings ......................................        (5,392,858)          (392,857)
Net increase in short-term borrowings .....................................        39,062,500                 --
Redemption of common stock for stock repurchase plan ......................        (1,669,498)        (3,059,444)
Sales of common stock, net ................................................           415,652            423,450
Dividends paid and cash paid for fractional shares ........................          (999,203)          (779,027)
                                                                                 ------------       ------------
          Net cash (used in) provided by financing activities .............        12,536,321        (10,834,130)
                                                                                 ------------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS .................................       (10,968,593)        (6,703,912)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR ............................        66,972,716         81,491,894
                                                                                 ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD ................................      $ 56,004,123       $ 74,787,982
                                                                                 ============       ============

The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)


                                                                                          Additional
                                                                   Common Stock             Paid-In        Retained
                                                              Shares         Amount         Capital        Earnings
                                                            ----------------------------------------------------------
BALANCE, December 31, 1998 .............................    14,235,931    $ 17,794,914    $ 66,474,468    $ 29,392,264

Comprehensive income:
  Net income ...........................................            --              --              --      17,332,036
  Other comprehensive income, net of tax:
    Net unrealized investment losses ...................            --              --              --              --
    Cumulative effect of change in accounting
       principal .......................................            --              --              --              --
    Reclassification adjustments for realized
      gains included in net income .....................            --              --              --              --


  Other comprehensive loss, net of tax .................            --              --              --              --


Comprehensive income ...................................            --              --              --              --


Cash dividends, $.23 per common share ..................            --              --              --      (3,553,257)
Sale of common stock pursuant to option plans ..........       277,875         347,344       1,914,874              --
Redemption of stock pursuant to options ................       (36,866)        (46,083)       (620,233)             --
Common stock repurchased and retired ...................      (533,206)       (666,508)     (8,919,681)             --
10% stock dividend .....................................     1,401,926       1,752,408      18,400,279     (20,152,687)
Cash paid for fractional shares ........................          (803)         (1,004)             --         (10,537)
Tax benefit associated with stock options ..............            --              --         756,081              --
                                                           -----------    ------------    ------------    ------------
BALANCE, December 31, 1999 .............................    15,344,857      19,181,071      78,005,788      23,007,819

Comprehensive income:
  Net income ...........................................            --              --              --       1,251,625
  Other comprehensive income, net of tax:
    Net unrealized investment losses ...................            --              --              --              --


Comprehensive income ...................................            --              --              --              --


Cash dividends, $.065 per common share .................            --              --              --        (999,203)
Sale of common stock pursuant to option plans ..........       126,768         158,460         420,384              --
Redemption of stock pursuant to options ................       (12,775)        (15,969)       (147,223)             --
Common stock repurchased and retired ...................      (137,117)       (171,396)     (1,498,102)             --
Tax benefit associated with stock options ..............            --              --          17,524              --
                                                           -----------    ------------    ------------    ------------
BALANCE, March 31, 2000 ................................    15,321,733    $ 19,152,166    $ 76,798,371    $ 23,260,241
                                                           ===========    ============    ============    ============


                                                          Accumulated
                                                             Other
                                                         Comprehensive
                                                          Income (Loss)       Total
                                                         -----------------------------
BALANCE, December 31, 1998 .............................   $ 3,563,522    $ 117,225,168

Comprehensive income:
  Net income ...........................................            --       17,332,036
  Other comprehensive income, net of tax:
    Net unrealized investment losses ...................            --       (7,046,537)
    Cumulative effect of change in accounting
       principal .......................................            --          131,369
    Reclassification adjustments for realized
      gains included in net income .....................            --          (50,377)
                                                                         -------------

  Other comprehensive loss, net of tax .................    (6,965,545)      (6,965,545)
                                                                         -------------
Comprehensive income ...................................            --       10,366,491
                                                                         =============
Cash dividends, $.23 per common share ..................            --       (3,553,257)
Sale of common stock pursuant to option plans ..........            --        2,262,218
Redemption of stock pursuant to options ................            --         (666,316)
Common stock repurchased and retired ...................            --       (9,586,189)
10% stock dividend .....................................            --               --
Cash paid for fractional shares ........................            --          (11,541)
Tax benefit associated with stock options ..............            --          756,081
                                                           -----------    -------------
BALANCE, December 31, 1999 .............................    (3,402,023)     116,792,655

Comprehensive income:
  Net income ...........................................            --        1,251,625
  Other comprehensive income, net of tax:
    Net unrealized investment losses ...................      (507,956)        (507,956)
                                                                         -------------
Comprehensive income ...................................            --          743,669
                                                                         =============
Cash dividends, $.065 per common share .................            --         (999,203)
Sale of common stock pursuant to option plans ..........            --          578,844
Redemption of stock pursuant to options ................            --         (163,192)
Common stock repurchased and retired ...................            --       (1,669,498)
Tax benefit associated with stock options ..............            --           17,524
                                                           -----------    -------------
BALANCE, March 31, 2000 ................................   $(3,909,979)   $ 115,300,799
                                                           ===========    =============


The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.         PRINCIPLES OF CONSOLIDATION

           The accompanying consolidated financial statements include the accounts of West Coast Bancorp (Bancorp or Company) which operates its wholly-owned subsidiaries, West Coast Bank (Bank), West Coast Trust, Centennial Funding Corporation and Totten, Inc., after elimination of intercompany transactions and balances.

           The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of results to be anticipated for the year ending December 31, 2000, or other future periods.

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

3.         ACCOUNTING CHANGES

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


4.         STOCKHOLDERS' EQUITY

           The Board of Directors declared a quarterly cash dividend of $.065 per share during the first quarter of 2000. A dividend of $.055 was declared in the first quarter of 1999. A 10 percent stock dividend was also declared in the third quarter of 1999. All per share amounts have been restated to retroactively reflect stock dividends and stock splits previously reported.

5.         SUPPLEMENTAL CASH FLOW INFORMATION

           For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

           Bancorp paid $11,877,000 and $8,868,000 for interest in the three months ended March 31, 2000 and 1999, respectively. Income taxes paid were $650,000 and $510,000 in the three months ended March 31, 2000 and 1999, respectively.

6.         CONTINGENCIES AND LITIGATION

           Edward and Marianne Fischer v. West Coast Bank, Multnomah County Circuit Court, Case No. 9905-04969. On May 11, 1999, a husband and wife who loaned $4.6 million to a construction company filed suit in the Circuit Court of the State of Oregon for the County of Multnomah against the Bank and Bancorp alleging that they suffered damages as the result of the Bank and Bancorp's failure to provide take-out funding to the construction company. The construction company defaulted on the $4.6 million loan. The loan is secured by an approximate 500 acre tract of land in Lincoln County, Oregon ("Lincoln County Property"). Plaintiffs asserted claims against the Bank for breach of contract, promissory estoppel, fraud, promissory fraud and conversion, and for compensatory damages in excess of $4.6 million. Plaintiffs subsequently amended their complaint to remove Bancorp as a defendant and to include a claim for punitive damages against the Bank in excess of $5 million.

           On March 16, 2000, the Bank entered into a Settlement and Loan Purchase Agreement with Plaintiffs. Under the Agreement, the Bank paid to Plaintiffs $5.4 million, in exchange for Plaintiffs' transfer of all their rights, title and interest in the loan and the Lincoln County Property and a release of all Plaintiffs' claims against the Bank and its affiliates.

           Based on a recently received appraisal on the property and related carrying, disposition, and other cost estimates, the Bank currently estimates the net book value of the Lincoln County Property at approximately $400,000. Accordingly, in connection with this settlement and its valuation of its interest in the Lincoln County Property, the Company expensed in its first quarter results, the net effect of approximately $5 million, for this non-recurring item.

           This section may contain "forward looking statements." Please see item 1 of Part II other information of this report entitled "Legal Proceedings" for risk factors and uncertainties that may affect these statements. Readers are cautioned not to place undue reliance on these statements which reflect management's analysis only as of the date of the statement.

7.         COMPREHENSIVE INCOME

           The following table displays the components of other comprehensive income:





                                                                                  Three months ended
                                                                                      March 31,
                                                                                 ---------------------
(Dollars in thousands)                                                            2000          1999
----------------------                                                           -------       -------
Unrealized losses on securities:
Unrealized holding losses arising during the period                              $  (922)      $(2,692)
Tax benefit                                                                          414         1,016
                                                                                 -------       -------
Unrealized holding losses arising during the period, after tax                      (508)       (1,676)

Less:  Unrealized gains from change in accounting principle                           --           213
Tax expense                                                                           --           (82)
                                                                                 -------       -------
Unrealized gains from change in accounting principle, net of tax                      --           131

Plus:  Reclassification adjustment for realized gain on sales of securities           --          (103)
Tax expense                                                                           --            40
                                                                                 -------       -------
Net realized gains                                                                    --           (63)
                                                                                 -------       -------
Other comprehensive loss, net of tax                                             $  (508)      $(1,482)
                                                                                 =======       =======

8.         EARNINGS PER SHARE

           The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:



                                                                            Weighted
                                                                             Average      Per-Share
                                                             Net Income      Shares         Amount
                                                           ------------------------------------------

                                                                Three Months ended March 31, 2000
                                                           ------------------------------------------
Basic earnings per share ............................      $1,251,625      15,356,601      $     0.08
Stock options .......................................                         157,819
Diluted earnings per share ..........................      $1,251,625      15,514,420      $     0.08

                                                                Three Months ended March 31, 1999
                                                           ------------------------------------------
Basic earnings per share ............................      $4,380,076      15,594,042      $     0.28
Stock options .......................................                         445,708
Diluted earnings per share ..........................      $4,380,076      16,039,750      $     0.27


      Bancorp for the periods reported had no reconciling items between net income and income available to common shareholders.

9.         RECLASSIFICATION

           Certain reclassifications of prior year amounts have been made to conform to current classifications.

10.        SEGMENT AND RELATED INFORMATION

           Bancorp adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" in 1998, which established standards for the way enterprises report information about operating segments.

           Bancorp accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the service provided. Intercompany items relate primarily to the use of accounting, human resources, data processing and marketing services provided. All other accounting policies are the same as those described in the summary of significant accounting policies in Bancorp's 1999 annual report.

           Summarized financial information concerning Bancorp's reportable segments and the reconciliation to Bancorp's consolidated results is shown in the following table. The "Other" column includes Bancorp's trust operations and corporate-related items. Investment in subsidiaries is netted out of the presentations below. The "Intersegment" column identifies the intersegment activities of revenues, expenses and other assets, between the "Banking" and "Other" segments.


(Dollars in thousands)                                               Three months ended March 31, 2000
---------------------                                  Banking              Other         Intersegment        Consolidated
                                                    -------------      -------------      -------------       -------------
Interest income ..............................      $      26,585      $          44      $         (22)      $      26,607
Interest expense .............................             11,227                  1                (22)             11,206
                                                    -------------      -------------      -------------       -------------
     Net interest income .....................             15,358                 43                 --              15,401
                                                    -------------      -------------      -------------       -------------
Provision for loan loss ......................                675                 --                 --                 675
Noninterest income ...........................              3,025                560                (33)              3,552
Noninterest expense ..........................             16,089                544                (33)             16,600
                                                    -------------      -------------      -------------       -------------
     Income before income taxes ..............              1,619                 59                 --               1,678
Provision for income taxes ...................                403                 23                 --                 426
                                                    -------------      -------------      -------------       -------------
Net income ...................................      $       1,216      $          36      $          --       $       1,252
                                                    =============      =============      =============       =============

Depreciation and amortization ................      $       1,072      $           1      $          --       $       1,073
Assets .......................................      $   1,364,640      $       5,467      $      (4,277)      $   1,365,830
Loans, net ...................................      $     987,475      $          --      $         (75)      $     987,400
Deposits .....................................      $   1,066,120      $          --      $      (4,202)      $   1,061,918
Equity .......................................      $     110,405      $       4,896      $         N/A       $     115,301


(Dollars in thousands)                                               Three months ended March 31, 1999
---------------------                                  Banking              Other         Intersegment        Consolidated
                                                    -------------      -------------      -------------       -------------
Interest income ..............................      $      23,797      $          40      $         (24)      $      23,813
Interest expense .............................              8,832                 --                (24)              8,808
                                                    -------------      -------------      -------------       -------------
     Net interest income .....................             14,965                 40                 --              15,005
                                                    -------------      -------------      -------------       -------------
Provision for loan loss ......................                510                 --                 --                 510
Noninterest income ...........................              4,206                555                (65)              4,696
Restructuring charges ........................                405                 --                 --                 405
Noninterest expense ..........................             11,746                660                (65)             12,341
                                                    -------------      -------------      -------------       -------------
     Income before income taxes ..............              6,510                (65)                --               6,445
Provision for income taxes ...................              2,087                (22)                --               2,065
                                                    -------------      -------------      -------------       -------------
Net income ...................................      $       4,423      $         (43)     $          --       $       4,380
                                                    =============      =============      =============       =============

Depreciation and amortization ................      $         895      $          11      $          --       $         906
Assets .......................................      $   1,245,672      $       8,024      $      (6,194)      $   1,247,502
Loans, net ...................................      $     866,796      $          --      $          --       $     866,796
Deposits .....................................      $   1,107,533      $          --      $      (6,102)      $   1,101,431
Equity .......................................      $     107,363      $       9,648      $         N/A       $     117,011

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

RESULTS OF OPERATIONS

Three months ended March 31, 2000 and 1999

           Net Income. Bancorp reported net income of $1,251,625 or $.08 per diluted share, for the three months ended March 31, 2000, compared to $4,380,076 or $.27 per diluted share for the three months ended March 31, 1999. The 2000 first quarter results include a nonrecurring charge of $4,946,000 ($3,051,000 after income taxes) related to the litigation settlement charges. The 1999 first quarter results include a $405,000 restructuring charge ($255,000 after income taxes), resulting from expenses associated with Bancorp's consolidation of its subsidiary banks. After adjusting for first quarter non-recurring events, adjusted operating net income in the first quarter of 2000 was $4,302,787 or $.28 per diluted share, compared to adjusted 1999 results of $4,635,158 or $.29 per diluted share. Net interest income increased in the first quarter of 2000 over the comparable period in 1999, due mainly to higher loan volumes partly offset by increased volumes and average rates paid on interest bearing liabilities, as well as changes in the mix of interest bearing liabilities. Noninterest income decreased mainly due to lower revenues generated from gains on sales of loans, loan servicing fees, gains on sales of securities and other noninterest income. Total noninterest expenses increased due to the litigation settlement charges, offset partially by decreased expenses in salaries and employee benefits, communications, marketing, printing and office supplies, and professional fees.

           Net Interest Income. Net interest income is the difference between interest income (principally from loan and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume refers to the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread refers to the differences between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin refers to net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities. Bancorp's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Bancorp is liability sensitive, meaning that interest bearing liabilities mature or reprice more quickly than interest earning assets in a given period. Therefore, a significant increase in the market rates of interest or flattening interest rate yield curve could adversely affect net interest income. In contrast, a decreasing interest rate environment or steepening interest rate yield curve may slightly improve Bancorp's margin. Further, the effects of a flattening yield curve could more adversely affect the margin than the benefits received from a decreasing rate environment. Competition, the economy, and the status of the interest rate environment also impact Bancorp's net interest income in any period.

           Net interest income on a tax equivalent basis for the three months ended March 31, 2000, increased $389,000, or 2.50%, to $15,976,000 from
$15,587,000 for the same period in 1999. The increased net interest income was due mainly to increases in volumes of interest earning assets partly offset by increases in both volume and rates, as well as change in mix of interest bearing liabilities. Average yields on earning assets remained constant at 8.67% in the first quarter of 2000 compared to one year earlier. Average interest earning assets increased $118.6 million, or 10.39%, to $1.26 billion in the first quarter of 2000, from $1.14 billion for the same period in 1999, while average interest bearing liabilities increased $117.1 million or 12.71%. Average rates paid on interest bearing liabilities increased 47 basis points in the first quarter of 2000 to 4.34% from 3.87% for the like period in 1999. The average net interest spread decreased from 4.80% to 4.33% in the first quarter of 2000 compared to 1999, mainly due to increases in average volumes and rates paid on interest bearing liabilities. Bancorp's net interest margin for the three months ended March 31, 2000, was 5.10%, a decrease of 44 basis points from 5.54% for the comparable period of 1999. The decrease in Bancorp's net interest margin and related yields or spreads are due mainly to a changing interest rate environment, increased pricing competition, a shift in its asset mix, and an increased dependence on borrowed funds over the period. Given these factors, and the interest rate environment, continued strong competition in the markets it serves, and other economic factors, Bancorp could see further decreases in net interest margin.

           Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:



                                                          Three Months Ended
(Dollars in thousands)                                          March 31,
---------------------                               -------------------------------         Increase
                                                         2000               1999            (Decrease)           Change
                                                    -------------      -------------      -------------       -------------
Interest and fee income (1) ..................      $      27,182      $      24,395      $       2,787               11.42%
Interest expense .............................             11,206              8,808              2,398               27.23%
                                                    -------------      -------------      -------------
Net interest income ..........................      $      15,976      $      15,587      $         389                2.50%
                                                    =============      =============      =============
Average interest earning assets ..............      $   1,260,349      $   1,141,734      $     118,615               10.39%
Average interest bearing liabilities .........      $   1,039,089      $     921,925      $     117,164               12.71%
Average interest earning assets/
     interest bearing liabilities ............             121.29%            123.84%             (2.55)
Average yields earned (2) ....................               8.67%              8.67%                --
Average rates paid (2) .......................               4.34%              3.87%              0.47
Net interest spread (2) ......................               4.33%              4.80%             (0.47)
Net interest margin (2) ......................               5.10%              5.54%             (0.44)


(1) Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis in 2000 and 34% in 1999.
(2) These ratios for the three months ended March 31, 2000 and 1999 have been annualized.

           Provision for Loan Loss. Bancorp recorded provisions for loan losses for the first quarter of 2000 and 1999 of $675,000 and $510,000, respectively. Net charge-offs for the first quarter of 2000 were $91,000, compared to net charge-offs of $241,000 for the same period in 1999. At March 31, 2000, the percentage of non-performing assets was 0.36% of total assets, compared to 0.41% one year earlier. Bancorp's allowance for loan losses, as a percentage of total loans was 1.40% at March 31, 2000, compared to 1.45% at March 31, 1999.

           Noninterest Income. Noninterest income for the first quarter of 2000 was $3,551,795, down $1,144,265, or 24.37%, from $4,696,060 in the like period in 1999. Gains on sales of loans decreased $817,087, to $418,679 in 2000, from $1,235,766 in 1999. The decrease in gains on sales of loans was due mainly to decreased sales activity in the secondary residential real estate programs predominantly caused by the higher interest rate environment in 2000. Service charges on deposit accounts increased to $1,213,529, a 4.79% increase over the same period in 1999, caused mainly by fluctuations in customer activity and deposit volume, as well as fee collection efforts. Other service charges, commissions, and fees increased $66,967, to $1,098,092, from $1,031,125 or 6.49%, in 2000 over 1999. The increase in other service charges, commissions, and fees was due to increased sales activity and thus net revenues in brokerage commissions and other areas including merchant bankcard revenues. Trust revenue increased slightly during the first quarter of 2000, as compared to the same period in 1999, due in part to fee adjustments and changes in the market value of assets managed. Loan servicing fees decreased in 2000, compared to 1999. Other noninterest income decreased in the first quarter of 2000, compared to 1999, due to sales of certain real estate assets in 1999. No securities were sold in the first quarter of 2000, while net gains on the sales of securities were $102,905 in the first quarter of 1999.

           Noninterest Expense. Noninterest expenses for the first quarter ending March 31, 2000 were $16,599,666, an increase of $3,853,674, or 30.23%, over the same period in 1999. A one-time expense related to litigation settlement charges of $4,946,000 ($3,051,000 after income taxes) impacted the first quarter 2000 noninterest expense. A restructuring charge of $404,573 ($255,082 after income taxes), impacted the first quarter 1999 noninterest expenses, due to the Company's consolidation of its subsidiary banks. Bancorp's salaries and employee benefits decreased $817,991, or 11.75%, to $6,144,938 in the first quarter of 2000, from $6,962,929 for the like period in 1999. Salary and employee benefit expense has declined primarily as a result of decreases in the level of staffing in the period and changes in salary structure. At March 31, 2000, Bancorp employed 599 staffing positions compared to 662 at March 31, 1999. Bancorp's staffing reductions have been primarily administrative in nature, and Bancorp has continued to expand its products, services, and branch network over the previous year. Equipment and occupancy expenses increased in the first quarter of 2000 compared to the same period in 1999, due in part to the opening of two new branches and improving certain branch locations. Equipment expense increased $45,620 or 3.60% in the first quarter of 2000 over 1999, as Bancorp has continued to invest in technological improvements and expansion. Occupancy expenses were higher in the first quarter of 2000 over the same period in 1999, due mainly to growth and expansion including additions of new branches, a new loan servicing center, and products and services over the period. Communication expense decreased in the first quarter of 2000 compared to 1999. Marketing expenses decreased slightly in the first quarter of 2000 over the same period in 1999. In 2000, Bancorp has adjusted its marketing strategy associated with marketing its new bank name and company expansion. Professional fees incurred for services from directors, outside consultants, accountants, and attorneys, decreased to $219,217 in the first quarter of 2000, compared to $327,604 the first quarter of 1999, due in part to a decrease in the value of Bancorp's director deferred compensation plan. Other noninterest expenses were higher in the quarter ended March 31, 2000 due to changes in check processing, and other enhancements to services provided.

RESTRUCTURING CHARGES

           The first quarter 1999 results have been impacted by one-time costs resulting from the consolidation of our subsidiary banks into one entity, called West Coast Bank. The consolidation was completed on December 31, 1998, and the conversions were completed in 1999. Of the one-time expenses, $404,573 was recognized in the first quarter of 1999. There were no restructuring charges incurred in the first quarter of 2000.

             During 1999, we completed and worked on the system and data conversions, signage changes, name branding, staff reductions, corporate reorganizations, the opening of a new loan servicing center and the consolidation of loan processing, etc. We expended a total of $4.63 million in costs for the consolidation, including costs related to a severance plan, signage, data conversions, marketing, regulatory and administrative costs. We paid out approximately $315,000 in remaining severance payments in the first quarter of 2000. All accruals for related restructuring charges have been utilized. These items were recognized as expenses in the results of operations through December 31, 1999. We initially anticipated these costs of the consolidation at $5 million. We were successful in maintaining the restructuring costs below our original forecast.

The following table summarizes the accrued restructuring charges.


(Dollars in Thousands)                                               March 31, 2000
----------------------                                               --------------

Balance, accrued restructuring charges, December 31, 1999 .........      $    315
Provision for restructure charges first quarter 2000 ..............            --
Utilization first quarter 2000:
     Cash .........................................................           315
     Noncash ......................................................            --
                                                                         --------
Total Utilization .................................................           315
                                                                         --------
Balance, accrued restructuring charges, March 31, 2000 ............      $     --
                                                                         ========


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

INCOME TAXES

           During the first three months of 2000, due to a decrease in net income before taxes primarily effected by litigation settlement charges, and changes in the mix of taxable and nontaxable income items, the provision for income taxes decreased from that of 1999. It is anticipated that Bancorp's tax expense will increase in future periods, both due to an increase in income before taxes and a smaller percentage of Bancorp's income being generated from tax exempt items. Any future merger related capitalized costs may also increase Bancorp's tax provision.

LIQUIDITY AND SOURCES OF FUNDS

           Bancorp's primary sources of funds are customer deposits, maturities of investment securities, sales of Available for Sale securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle ("FHLB"), and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

           Deposits are Bancorp's primary source of new funds. Total deposits were $1.062 billion at March 31, 2000, compared to $1.081 billion at December 31, 1999. At March 31, 2000, Bancorp utilized no brokered deposits, but may accept such deposits in the future. A concerted effort has been made to attract deposits in the market area it serves through competitive pricing and delivery of a quality product.

           Management anticipates that Bancorp will continue relying on customer deposits, maturity of investment securities, sales of Available for Sale securities, loan sales, loan repayments, net income, Federal Funds markets, FHLB, and other borrowings to provide liquidity. Deposit balances will be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition, and other factors. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will include Federal Funds purchased, repurchase agreements, and borrowings from the FHLB.

CAPITAL RESOURCES

           The Federal Reserve Bank "FRB" and the Federal Deposit Insurance Corporation "FDIC" have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of March 31, 2000, Bancorp and the Bank are considered "Well Capitalized" under the regulatory risk based capital guidelines.

           Shareholders' equity decreased to $115.3 million at March 31, 2000, from $116.8 million at December 31, 1999, a decrease of $1.5 million over that period of time. The decrease is due to a decline in the in the market value of Bancorp's available for sale investment portfolio and Bancorp's activity in its stock repurchase plan. At March 31, 2000, Bancorp's shareholders' equity, as a percentage of total assets, was 8.44%, compared to 8.62% at December 31, 1999. The decrease was primarily the result of Bancorp's equity base decreasing and an increase in total assets. Equity decreased 1.3% over the period from December 31, 1999, to March 31, 2000, while assets increased by .8% over the same period. As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.


(Dollars in thousands)                                     March 31, 2000
----------------------                              ---------------------------
                                                      Amount           Ratio
                                                    ----------       ----------
Tier 1 capital ...............................      $  117,489            10.39%
Tier 1 capital minimum requirement ...........          45,245             4.00%
                                                    ----------       ----------
  Excess over minimum Tier 1 capital .........      $   72,244             6.39%
                                                    ==========       ==========

Total capital ................................      $  131,553            11.63%
Total capital minimum requirement ............          90,490             8.00%
                                                    ----------       ----------
  Excess over minimum total capital ..........      $   41,063             3.63%
                                                    ==========       ==========

Risk-adjusted assets .........................      $1,131,126
                                                    ==========
Leverage ratio ...............................                             8.68%
Minimum leverage requirement .................                             3.00%
                                                                     ----------
  Excess over minimum leverage ratio .........                             5.68%
                                                                     ==========

Risk-adjusted total assets ...................      $1,353,327
                                                    ==========

LENDING AND CREDIT MANAGEMENT

         Interest earned on the loan portfolio is the primary source of income for Bancorp. Net loans represented 72.29% of total assets as of March 31, 2000. A certain degree of credit risk is inherent in our lending activities. This risk is managed through our Credit Administration and Credit Review functions, which are designed to help ensure compliance with our credit standards. Through the Credit Review function, the Bank is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. As part of our ongoing lending process, internal risk ratings are assigned to each Commercial and Commercial Real Estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis.

           Although Bancorp strives to serve the credit needs of its service areas, the primary focus is on real estate related and commercial credits. We make substantially all our loans to customers located within our service areas. The Bank has no loans defined as highly leveraged transactions by the FRB.

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

           The following table presents the composition of the Banks' loan portfolios, at the dates indicated.


                                                                       March 31, 2000                   December 31, 1999
                                                             -----------------------------        ----------------------------
(Dollars in thousands)
----------------------
                                                                Amount           Percent             Amount           Percent
                                                             -----------        ----------        -----------       -----------
Commercial ............................................      $   159,251             16.13%       $   157,912             16.40%
Real estate construction ..............................          126,706             12.83            124,102             12.89
Real estate mortgage ..................................           99,231             10.05            101,579             10.55
Real estate commercial ................................          560,260             56.74            531,600             55.21
Installment and other consumer ........................           56,016              5.67             61,104              6.35
                                                             -----------        ----------        -----------       -----------
Total loans ...........................................        1,001,464            101.42            976,297            101.40

Allowance for loan losses .............................          (14,064)            (1.42)           (13,480)            (1.40)
                                                             -----------        ----------        -----------       -----------
Total loans, net ......................................      $   987,400            100.00%       $   962,817            100.00%
                                                             ===========        ==========        ===========       ===========

           The following table presents information with respect to nonperforming assets.


(Dollars in thousands)                                                    March 31, 2000     December 31, 1999
----------------------                                                    --------------     -----------------

Loans on nonaccrual status ...............................................      $4,572             $4,316
Loans past due greater than 90 days but not on nonaccrual status .........           9                  8
Other real estate owned ..................................................         343                325
                                                                                ------             ------
Total nonperforming assets ...............................................      $4,924             $4,649
                                                                                ======             ======

Percentage of nonperforming assets to total assets .......................         .36%               .34%


See "Loan Loss Allowance and Provision" for further discussion on the loan portfolio.

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

           At March 31, 2000, we were not aware of any concentration of loans exceeding 10 percent of the total loans to a multiple number of borrowers engaged in a similar business. At March 31, 2000 and December 31, 1999, the Bank had no bankers acceptances.

           As of March 31, 2000, the Bank had outstanding loans to persons serving as directors, officers, principal shareholders and their related interests. These loans were made substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Bank.

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

           Our allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures." These accounting standards prescribe the measurement, income recognition and guidelines concerning impaired loans.

           During 1999, modifications to the allowance for loan losses included identifying segments of the loan portfolio where the Bank may have larger credit concentrations or exposure, and then allocating the allowance in these areas based on loss factors deemed appropriate. We continue to look for ways to enhance the allowance methodology, with increased detailed analysis, tracking and review. The changes to the allowance methodology made during 1999 were to enhance the overall identification and allocation of the reserves.

           The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of those loans, pools of loans, or commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and other such pertinent data and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. While historic charge-off activity is studied and used as a base of information, management believes that the recent strength of the economy has played a favorable role in reducing charge-off activity. Management believes that Commercial and Commercial Real Estate loans have in the industry produced significant losses in brief periods at particular points in economic cycles. Therefore management believes it is appropriate to use a reserve higher than recent charge-off experience would suggest in these categories of loans. This decision is supported by what management perceives to be industry practices for minimum reserve levels, and is intended to prevent an understatement of reserves based upon over-reliance on recent, favorable economic conditions.

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

         - Credit quality trends, including trends in nonperforming loans expected to result from existing conditions,

         -        Collateral values, Loan growth rates and concentrations,

         -        Specific industry conditions within portfolio segments,

         - Recent loss experience in particular segments of the portfolio,

         - Interest rate environment, Duration of the - current business cycle,

         - Bank regulatory examination results and findings of our internal credit examiners.

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

           At March 31, 2000, the Bank's allowance for loan losses was $14.1 million, consisting of a $13.1 million formula allowance, a $711,000 specific allowance and a $286,000 unallocated allowance. At December 31, 1999, our allowance for loan losses was $13.5 million, consisting of a $12.8 million formula allowance, a $525,000 specific allowance and a $210,000 unallocated allowance The changes in the allocation of the allowance for loan losses in the first quarter of 2000, were due primarily to additions to the loan portfolio, turnover in our non-performing loans, and charge-off activity.

           The following table summarizes the Bank's allowance for loan losses, charge-offs and recovery activity:



                                                                       Three months ended          Year ended
(Dollars in thousands)                                                    March 31, 2000        December 31, 1999
----------------------                                                 ------------------       -----------------
Loans outstanding at end of period ...............................      $      1,001,464        $        976,297

Average loans outstanding during the period ......................      $        992,634        $        904,931

Allowance for loan losses, beginning of period ...................      $         13,480        $         12,453
Recoveries:
  Commercial .....................................................                    10                     129
  Real Estate ....................................................                   233                      58
  Installment and consumer .......................................                     2                      77
                                                                        ----------------        ----------------
  Total recoveries ...............................................                   245                     264
Loans charged off:
  Commercial .....................................................                    64                     450
  Real Estate ....................................................                    10                     487
  Installment and consumer .......................................                   262                     490
                                                                        ----------------        ----------------
  Total loans charged off ........................................                   336                   1,427
                                                                        ----------------        ----------------
Net loans charged off ............................................                   (91)                 (1,163)

Provision for loan losses ........................................                   675                   2,190
                                                                        ----------------        ----------------
Allowance for loan losses, end of period .........................      $         14,064        $         13,480
                                                                        ================        ================

Ratio of net loans charged off
  to average loans outstanding (1) ...............................                   .04%                    .13%

Ratio of allowance for loan losses
  to loans outstanding at end of period ..........................                  1.40%                   1.38%

(1) The ratio for the three months ended March 31, 2000 has been annualized.

           At March 31, 2000, Bancorp's allowance for loan loss was $14.1 million, or 1.40% of total loans, and 285.62% of total nonperforming assets, compared with an allowance for loan losses at December 31, 1999 of $13.5 million, or 1.38% of total loans, and 289.95% of total nonperforming assets.

           During Bancorp's normal loan review procedures, a loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is usually not considered to be impaired during a period of minimal delay (less than 90 days). Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Loans are currently measured at lower of cost or fair value. Leases and certain large groups of smaller balance homogeneous loans, are collectively measured for impairment, and are excluded in the calculation of total impaired loans. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position, that the borrower's financial condition is such that collection of principal is not probable.

           During the first quarter of 2000, net loans charged off were $91,000, compared to $241,000 for the same period in 1999. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.04% and 0.11% at March 31, 2000, and at March 31, 1999, respectively. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

           At March 31, 2000, the provision for loan loss exceeded the net loans charged off during the year, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the loan portfolio. There can be no assurance that the adverse impact to Bancorp, if any, of these conditions will not be in excess of the range set forth above. Readers are referred to management's "Forward Looking Statement Disclosure" in connection with this section.

INVESTMENT PORTFOLIO

           The following table shows the carrying value of the Banks' portfolio of investments:


                                                                 March 31,         December 31,
(Dollars in thousands)                                             2000               1999
                                                               -------------      -------------
Investments available for sale (At Fair Value)
U.S. Treasury securities ................................      $         500      $         501
U.S. Government agency securities .......................             99,166            100,408
Corporate securities ....................................             33,030             34,340
Mortgage-backed securities ..............................              8,970              9,235
Obligations of state and political subdivisions .........             94,756             95,946
Equity and other securities .............................             15,493             15,179
                                                               -------------      -------------
       Total Investment Portfolio .......................      $     251,915      $     255,609
                                                               =============      =============

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

           Bancorp is currently liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, therefore, a significant increase in market rates of interest or a flattening interest rate yield curve could adversely affect net interest income. In contrast, a decreasing rate environment or a steepening interest rate yield curve may slightly improve Bancorp's margin. Further, the effects of a flattening yield curve could more adversely affect Bancorp's margin than any benefits received from a decreasing rate environment. Bancorp attempts to continue to limit its loss exposure through managing the repricing characteristics of its assets and liabilities. The present reliance on borrowed funds and their re-pricing characteristics has increased our liability sensitivity. Changes in the re-pricing characteristics of newly generated loans during the past year have added to the liability sensitivity. Bancorp has also placed increased emphasis on its non-interest revenue products to additionally stabilize earnings strength.

           It should be noted that the simulation model does not take into account future management actions that could be undertaken, if there were a change in actual market interest rates during the year. Also, certain assumptions are required to perform modeling simulations that may have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and future expected pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly by external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Any merger activity will also have an impact on Bancorp's asset/liability position as new assets are acquired and added. Management has assessed these risks and believes that there has been no material change since December 31, 1999. Readers are referred to management's "Forward Looking Statement Disclosure" in connection with this section.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings.

           Edward and Marianne Fischer v. West Coast Bank, Multnomah County Circuit Court, Case No. 9905-04969. On May 11, 1999, a husband and wife who loaned $4.6 million to a construction company filed suit in the Circuit Court of the State of Oregon for the County of Multnomah against the Bank and Bancorp alleging that they suffered damages as the result of the Bank and Bancorp's failure to provide take-out funding to the construction company. The construction company defaulted on the $4.6 million loan. The loan is secured by an approximate 500 acre tract of land in Lincoln County, Oregon ("Lincoln County Property"). Plaintiffs asserted claims against the Bank for breach of contract, promissory estoppel, fraud, promissory fraud and conversion, and for compensatory damages in excess of $4.6 million. Plaintiffs subsequently amended their complaint to remove Bancorp as a defendant and to include a claim for punitive damages against the Bank in excess of $5 million.

           On March 16, 2000, the Bank entered into a Settlement and Loan Purchase Agreement with Plaintiffs. Under the Agreement, the Bank paid to Plaintiffs $5.4 million, in exchange for Plaintiffs' transfer of all their rights, title and interest in the loan and the Lincoln County Property and a release of all Plaintiffs' claims against the Bank and its affiliates.

           Based on a recently received appraisal on the property and related carrying, disposition, and other cost estimates, the Bank currently estimates the net book value of the Lincoln County Property at approximately $400,000. Accordingly, in connection with this settlement and its valuation of its interest in the Lincoln County Property, the Company expensed in its first quarter results, the net effect of approximately $5 million, for this non-recurring item.

            This section contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing Bancorp of the protections of the safe harbor provisions of the PSLRA. The forward looking statements contained in this section are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such a material difference include, but are not limited to, (1) facts and events currently unknown to management that may surface in connection with the Lincoln County Property, (2) environmental factors and issues that may affect the Lincoln County Property,
(3) any defenses raised or other matters occurring that prevent or delay the Bank's ability to foreclose its interest in the Lincoln County Property, if it chooses to foreclose this interest, (4) factors affecting the real estate market and property values in Lincoln County, Oregon, (5) actual market or sale values of property can differ from appraised values, (6) fluctuating interest rates, and (7) other risks inherent in property development. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date of the statement. Bancorp undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents Bancorp files from time to time with the Securities and Exchange Commission.

Item 6.       Exhibits and Reports on Form 8-K.

(a)        Exhibits

           10.1 Change of Control Employment Agreement of Robert D. Sznewajs dated January 1, 2000.1

           10.2 Employment Agreement of Robert D. Sznewajs dated January 1, 2000. 1

           10.3 Indemnification agreement between Bancorp and Robert D. Sznewajs dated January 1, 2000.

           27         Financial Data Schedule for Form 10-Q.

(b) During the three months ended March 31, 2000, West Coast Bancorp filed the following current report on Form 8-K:

           Form 8-K filed January 7, 2000 related to the appointment of Robert
           D. Sznewajs as Chief Executive Officer.

           1 Incorporated by reference to exhibits 10.1 and 10.2 to Bancorp's form 8-K filed on January 7, 2000.

                                   SIGNATURES

As required by the Securities Exchange Act of 1934, this report is signed on registrant's behalf by the undersigned authorized officers.

                                      WEST COAST BANCORP
                                      (Registrant)



Dated:  May 12, 2000                  /s/ Robert D. Sznewajs
                                      -----------------------------------------
                                          Robert D. Sznewajs
                                          Chief Executive Officer and President



Dated:  May 12, 2000                  /s/ Anders Giltvedt
                                      -----------------------------------------
                                          Anders Giltvedt
                                          Executive Vice President and Chief
                                          Financial Officer