Form 10-Q
period 2000-06-30
WEST COAST BANCORP /NEW/OR/
filed 2000-08-14
CIK 717059

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        ---------------------------------

                                    Form 10-Q



               [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended June 30, 2000

               [ ] Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

                         Commission file number 0-10997

                               WEST COAST BANCORP
               (Exact name of registrant specified in its charter)

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

Common Stock, no par value, outstanding on July 31, 2000: 15,424,635

                                TABLE OF CONTENTS

                                                                                           Page
                                                                                           ----
PART I.         Financial Information

        Item 1. Financial Statements

                Consolidated Balance Sheets -
                June 30, 2000 and December 31, 1999..........................................3

                Consolidated Statements of Income -
                Three months and six months ended June 30, 2000 and 1999.....................4

                Consolidated Statements of Cash Flows -
                Six months ended June 30, 2000 and 1999......................................5

                Consolidated Statements of Changes in Stockholders' Equity...................6

                Notes to Consolidated Financial Statements...................................7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................................12

        Item 3. Quantitative and Qualitative Disclosures About Market Risk..................23

PART II.        Other Information

        Item 1. Legal Proceedings...........................................................24

        Item 4. Submissions of Matters to a Vote of Security Holders........................25

        Item 6. Exhibits and Reports on Form 8-K............................................26

        Signatures..........................................................................26

                          PART I. FINANCIAL INFORMATION
Item 1.
                               WEST COAST BANCORP
                           CONSOLIDATED BALANCE SHEETS

                                                              June 30,           December 31,
                                                               2000                  1999
                                                          ---------------       ---------------
                                                            (Unaudited)
ASSETS:
Cash and cash equivalents:
     Cash and due from banks                              $    54,884,855       $    47,148,168
     Interest-bearing deposits in other banks                   1,560,961            17,024,548
     Federal funds sold                                         2,200,000             2,800,000
                                                          ---------------       ---------------
          Total cash and cash equivalents                      58,645,816            66,972,716
Trading assets                                                    907,569             1,000,943
Investment securities:
     Investments available for sale                           239,962,845           255,609,218

Loans held for sale                                             4,957,452             8,309,188
Loans                                                       1,009,572,539           976,297,233
Allowance for loan loss                                       (14,083,531)          (13,479,752)
                                                          ---------------       ---------------
          Loans, net                                          995,489,008           962,817,481
Premises and equipment, net                                    29,874,653            30,654,447
Intangible assets                                               2,142,895             2,337,049
Other assets                                                   27,918,806            26,986,340
                                                          ---------------       ---------------
          Total assets                                    $ 1,359,899,044       $ 1,354,687,382
                                                          ===============       ===============

           LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
Deposits:
     Demand                                               $   197,117,779       $   194,338,293
     Savings and interest-bearing demand                      496,190,399           542,532,667
     Certificates of deposits                                 370,319,401           343,926,889
                                                          ---------------       ---------------
          Total deposits                                    1,063,627,579         1,080,797,849
Short-term borrowings                                         123,700,000            79,512,500
Other liabilities                                               9,557,554            11,895,821
Long-term borrowings                                           45,093,319            65,688,557
                                                          ---------------       ---------------
          Total liabilities                                 1,241,978,452         1,237,894,727

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock:  no par value, none issued;
     10,000,000 shares authorized
Common stock:  no par value, 50,000,000 shares
     authorized; shares issued and outstanding
     15,431,117 and 15,344,857, respectively                   19,288,896            19,181,071
Additional paid-in capital                                     76,467,611            78,005,788
Retained earnings                                              25,766,113            23,007,819
Accumulated other comprehensive loss                           (3,602,028)           (3,402,023)
                                                          ---------------       ---------------
    Total stockholders' equity                                117,920,592           116,792,655
                                                          ---------------       ---------------
          Total liabilities and stockholders' equity      $ 1,359,899,044       $ 1,354,687,382
                                                          ===============       ===============


The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                              Three months ended                  Six months ended
                                                                  June 30,                             June 30,
                                                       -------------------------------      -------------------------------
                                                           2000               1999              2000               1999
                                                       ------------       ------------      ------------       ------------
INTEREST INCOME:
Interest and fees on loans                             $ 23,041,832       $ 20,370,422      $ 45,680,205       $ 40,448,396
Interest on taxable investment securities                 2,721,729          2,228,953         5,568,838          4,752,860
Interest on nontaxable investment securities              1,059,554          1,124,995         2,127,599          2,255,323
Interest from other banks                                    24,174             77,869            74,744            149,996
Interest on federal funds sold                                  809             17,668             3,529             26,283
                                                       ------------       ------------      ------------       ------------
      Total interest income                              26,848,098         23,819,907        53,454,915         47,632,858

INTEREST EXPENSE:
Savings and interest-bearing demand                       4,080,971          4,048,979         8,258,625          7,995,986
Certificates of deposit                                   4,916,014          4,489,939         9,487,708          8,983,875
Short-term borrowings                                     1,906,648            104,633         3,471,757            215,551
Long-term borrowings                                        901,283            241,393         1,793,111            497,665
                                                       ------------       ------------      ------------       ------------
     Total interest expense                              11,804,916          8,884,944        23,011,201         17,693,077
                                                       ------------       ------------      ------------       ------------
NET INTEREST INCOME                                      15,043,182         14,934,963        30,443,714         29,939,781
PROVISION FOR LOAN LOSS                                     693,000            450,000         1,368,000            960,000
                                                       ------------       ------------      ------------       ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS        14,350,182         14,484,963        29,075,714         28,979,781

NONINTEREST INCOME:
Service charges on deposit accounts                       1,353,360          1,144,297         2,566,889          2,302,338
Other service charges, commissions and fees               1,250,319          1,081,827         2,348,411          2,112,952
Trust revenue                                               515,785            587,832         1,069,453          1,115,860
Gains on sales of loans                                      86,248          1,009,900           504,927          2,245,666
Loan servicing fees                                         131,593             84,152           260,100            240,117
Other                                                       111,374             73,002           250,694            557,232
Net gains (losses) on sales of securities                  (221,575)           101,459          (221,575)           204,364
                                                       ------------       ------------      ------------       ------------
      Total noninterest income                            3,227,104          4,082,469         6,778,899          8,778,529

NONINTEREST EXPENSE:
Salaries and employee benefits                            6,351,720          6,474,984        12,496,658         13,437,913
Equipment                                                 1,334,096          1,208,981         2,647,308          2,476,573
Occupancy                                                   994,187            867,005         1,934,090          1,742,322
Professional fees                                           603,046            355,054           822,263            682,658
Marketing                                                   391,743            551,861           745,068            911,259
Communications                                              329,077            392,608           699,787            818,396
Printing and office supplies                                194,285            252,264           434,634            540,806
Litigation settlement charges                                    --                 --         4,946,055                 --
Restructuring charges                                            --            303,290                --            707,863
Other noninterest expense                                 2,193,146          1,678,949         4,265,103          3,513,198
                                                       ------------       ------------      ------------       ------------
     Total noninterest expense                           12,391,300         12,084,996        28,990,966         24,830,988
                                                       ------------       ------------      ------------       ------------

INCOME BEFORE INCOME TAXES                                5,185,986          6,482,436         6,863,647         12,927,322
PROVISION FOR INCOME TAXES                                1,674,246          1,987,018         2,100,282          4,051,828
                                                       ------------       ------------      ------------       ------------
NET INCOME                                             $  3,511,740       $  4,495,418      $  4,763,365       $  8,875,494
                                                       ============       ============      ============       ============

     Basic earnings per share                          $       0.23       $       0.29      $       0.31       $       0.57
     Diluted earnings per share                        $       0.23       $       0.28      $       0.31       $       0.56


The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                             Six months ended
                                                                                 June 30,
                                                                       -------------------------------
                                                                           2000               1999
                                                                       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                             $  4,763,365       $  8,875,494
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization of premises and equipment              1,970,154          1,744,825
     Amortization of intangibles                                            194,154            196,046
     Net (gain) loss on sales of available for sale investments             221,575           (204,364)
     Provision for loan losses                                            1,368,000            960,000
     (Increase ) decrease in interest receivable                           (141,759)           421,338
     Increase in other assets                                              (790,707)        (2,364,815)
     Net cash provided by loans held for sale                             3,351,736         11,638,968
     (Decrease) increase in interest payable                               (638,739)           954,494
     Decrease in other liabilities                                       (1,699,528)        (3,690,086)
     Tax benefit associated with stock options                              122,944            416,492
     Decrease in trading assets                                              93,374                 --
                                                                       ------------       ------------
          Net cash provided by operating activities                       8,814,569         18,948,392

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities                 6,867,199         37,685,303
Proceeds from sales of available for sale securities                      8,930,891         11,732,703
Purchase of available for sale securities                                  (573,297)       (32,278,385)
Loans made to customers greater than principal collected on loans       (34,039,527)       (40,041,112)
Net capital expenditures                                                 (1,190,360)        (2,400,515)
                                                                       ------------       ------------
          Net cash used in investing activities                         (20,005,094)       (25,302,006)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, savings and interest
     bearing transaction accounts                                       (43,562,782)       (34,071,701)
Net increase in certificates of deposit                                  26,392,512         14,416,720
Net decrease in long-term borrowings                                    (20,595,238)          (785,714)
Net increase in short-term borrowings                                    44,187,500         14,300,000
Redemption of common stock for stock repurchase plan                     (2,574,320)        (5,778,001)
Net proceeds from issuance of common stock                                1,021,024            720,302
Dividends paid and cash paid for fractional shares                       (2,005,071)        (1,553,619)
                                                                       ------------       ------------
          Net cash (used in) provided by financing activities             2,863,625        (12,752,013)
                                                                       ------------       ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                (8,326,900)       (19,105,627)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                           66,972,716         81,491,894
                                                                       ------------       ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 58,645,816       $ 62,386,267
                                                                       ============       ============


The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                                                           Additional
                                                      Common Stock                          Paid-In          Retained
                                                         Shares           Amount            Capital          Earnings
                                                     -------------     -------------     -------------     -------------
BALANCE, December 31, 1998                              14,235,931     $  17,794,914     $  66,474,468     $  29,392,264

Comprehensive income:
  Net income                                                    --                --                --        17,332,036
  Other comprehensive income (loss), net of tax:
    Net unrealized investment losses                            --                --                --                --
    Cumulative effect of change in accounting
       principal                                                --                --                --                --
    Reclassification adjustments for realized
      gains included in net income                              --                --                --                --

  Other comprehensive loss, net of tax                          --                --                --                --

Comprehensive income                                            --                --                --                --

Cash dividends, $.23 per common share                           --                --                --        (3,553,257)
Issuance of common stock pursuant to option plans          277,875           347,344         1,914,874                --
Redemption of stock pursuant to options                    (36,866)          (46,083)         (620,233)               --
Common stock repurchased and retired                      (533,206)         (666,508)       (8,919,681)               --
10% stock dividend                                       1,401,926         1,752,408        18,400,279       (20,152,687)
Cash paid for fractional shares                               (803)           (1,004)               --           (10,537)
Tax benefit associated with stock options                       --                --           756,081                --
                                                     -------------     -------------     -------------     -------------
BALANCE, December 31, 1999                              15,344,857        19,181,071        78,005,788        23,007,819

Comprehensive income:
  Net income                                                    --                --                --         4,763,365
  Other comprehensive loss, net of tax:
    Net unrealized investment losses                            --                --                --                --

Comprehensive income                                            --                --                --                --

Cash dividends, $.13 per common share                           --                --                --        (2,005,071)
Issuance of common stock pursuant to option plans          211,331           264,164           853,179                --
Redemption of stock pursuant to options                    (14,270)          (17,838)         (159,370)               --
Issuance of common stock pursuant to
   deferred compensation and restricted stock
   plans, net                                              115,899           144,874           (63,985)               --
Common stock repurchased and retired                      (226,700)         (283,375)       (2,290,945)               --
Tax benefit associated with stock options                       --                --           122,944                --
                                                     -------------     -------------     -------------     -------------
BALANCE, June 30, 2000                                  15,431,117     $  19,288,896     $  76,467,611     $  25,766,113
                                                     =============     =============     =============     =============


                                                   Accumulated
                                                      Other
                                                  Comprehensive
                                                   Income (Loss)         Total
                                                  --------------     -------------
BALANCE, December 31, 1998                         $   3,563,522     $ 117,225,168

Comprehensive income:
  Net income                                                  --        17,332,036
  Other comprehensive income (loss), net of tax:
    Net unrealized investment losses                          --        (7,046,537)
    Cumulative effect of change in accounting
       principal                                              --           131,369
    Reclassification adjustments for realized
      gains included in net income                            --           (50,377)
                                                                     -------------
  Other comprehensive loss, net of tax                (6,965,545)       (6,965,545)
                                                                     -------------
Comprehensive income                                          --        10,366,491
                                                                     =============
Cash dividends, $.23 per common share                         --        (3,553,257)
Issuance of common stock pursuant to option plans             --         2,262,218
Redemption of stock pursuant to options                       --          (666,316)
Common stock repurchased and retired                          --        (9,586,189)
10% stock dividend                                            --                --
Cash paid for fractional shares                               --           (11,541)
Tax benefit associated with stock options                     --           756,081
                                                   -------------     -------------
BALANCE, December 31, 1999                            (3,402,023)      116,792,655

Comprehensive income:
  Net income                                                  --         4,763,365
  Other comprehensive loss, net of tax:
    Net unrealized investment losses                    (200,005)         (200,005)
                                                                     -------------
Comprehensive income                                          --         4,563,360
                                                                     =============
Cash dividends, $.13 per common share                         --        (2,005,071)
Issuance of common stock pursuant to option plans             --         1,117,343
Redemption of stock pursuant to options                       --          (177,208)
Issuance of common stock pursuant to
   deferred compensation and restricted stock
   plans, net                                                 --            80,889
Common stock repurchased and retired                          --        (2,574,320)
Tax benefit associated with stock options                     --           122,944
                                                   -------------     -------------
BALANCE, June 30, 2000                             $  (3,602,028)    $ 117,920,592
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

        The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and six month periods ended June 30, 2000 are not necessarily indicative of results to be anticipated for the year ending December 31, 2000, or other future periods.

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


3.      STOCKHOLDERS' EQUITY

        The Board of Directors declared a quarterly cash dividend of $.065 per share during the first and second quarters of 2000. A dividend of $.05 was declared in the first and second quarters of 1999. A 10 percent stock dividend was also declared in the third quarter of 1999. All per share amounts have been restated to retroactively reflect stock dividends and stock splits previously reported.

4.      SUPPLEMENTAL CASH FLOW INFORMATION

        For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

        Bancorp paid $23,650,000 and $16,739,000 for interest in the six months ended June 30, 2000 and 1999, respectively. Income taxes paid were $2,260,000 and $3,985,000 in the six months ended June 30, 2000 and 1999, respectively.

5.      CONTINGENCIES AND LITIGATION

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

        Based on an appraisal of the property and related carrying, disposition, and other cost estimates, the Bank currently estimates the net book value of the Lincoln County Property at approximately $539,000. Accordingly, in connection with this settlement and its valuation of its interest in the Lincoln County Property, the Company expensed in its first quarter results, the net effect of approximately $5 million, for this non-recurring item.

        The Company is in the process of foreclosing its interest in the Lincoln County Property and pursuing its rights against the construction company under the loan agreement. The construction company has recently filed a counterclaim against the Bank seeking damages in excess of $5 million. This counterclaim has been filed in Lincoln County Circuit Court, Case No. 992167. The Bank denies any liability to the construction company and will defend itself accordingly. Due to the nature and uncertainties inherent in litigation, there are no assurances that this matter will not ultimately result in a loss that could materially affect the Company. However Company management does not expect a material loss at this time.

        This section may contain "forward looking statements." Please see item 1 of Part II other information of this report entitled "Legal Proceedings" for risk factors and uncertainties that may affect these statements. Readers are cautioned not to place undue reliance on these statements which reflect management's analysis only as of the date of the statement.

6.      COMPREHENSIVE INCOME

        The components of other comprehensive income are as follows:

                                                                                       Three months ended       Six months ended
                                                                                             June 30,               June 30,
                                                                                       -------------------     -------------------
(Dollars in thousands)                                                                   2000        1999        2000        1999
Unrealized gains (losses) on securities:                                               -------     -------     -------     -------
Unrealized holding gains (losses) arising during the period                            $   729     $(5,382)    $  (193)    $(8,074)
Tax (provision) benefit                                                                   (285)      2,064         129       3,080
                                                                                       -------     -------     -------     -------
Unrealized holding gains (losses) arising during the period, after tax                     444      (3,318)        (64)     (4,994)

Less:  Unrealized gains from change in accounting principle                                 --          --          --         213
Tax provision                                                                               --          --          --         (82)
                                                                                       -------     -------     -------     -------
Unrealized gains from change in accounting principle, net of tax                            --          --          --         131

Plus:  Reclassification adjustment for realized gains (losses) on sale of securities      (221)        101        (221)        204
Tax benefit (provision)                                                                     85         (38)         85         (78)
                                                                                       -------     -------     -------     -------
Net realized (losses) gains                                                               (136)         63        (136)        126
                                                                                       -------     -------     -------     -------
Other comprehensive income (loss), net of tax                                          $   308     $(3,255)    $  (200)    $(4,737)
                                                                                       =======     =======     =======     =======

7.      EARNINGS PER SHARE

        The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                              Weighted
                                                              Average        Per Share
                                          Net Income          Shares          Amount
                                         ---------------------------------------------
                                                Three months ended June 30, 2000
                                         ---------------------------------------------
      Basic earnings per share......     $ 3,511,740          15,328,078       $  0.23
      Stock options.................                             101,084
      Diluted earnings per share....     $ 3,511,740          15,429,162       $  0.23

                                                Three months ended June 30, 1999
                                         ---------------------------------------------
      Basic earnings per share......     $ 4,495,418          15,514,104       $  0.29
      Stock options.................                             365,168
      Diluted earnings per share....     $ 4,495,418          15,879,272       $  0.28


                                                              Weighted
                                                              Average        Per Share
                                          Net Income          Shares          Amount
                                         ---------------------------------------------
                                                Three months ended June 30, 2000
                                         ---------------------------------------------
      Basic earnings per share......     $ 4,763,365          15,342,339      $  0.31
      Stock options.................                             143,022
      Diluted earnings per share....     $ 4,763,365          15,485,361      $  0.31

                                               Three months ended June 30, 1999
                                         ---------------------------------------------
      Basic earnings per share......     $ 8,875,494          15,553,852       $  0.57
      Stock options.................                             407,191
      Diluted earnings per share....     $ 8,875,494          15,961,043       $  0.56


For the periods reported, Bancorp had no reconciling items between net income and income available to common shareholders.

8.      RECLASSIFICATIONS

        Certain reclassifications of prior year amounts have been made to conform to current classifications.

9.      SEGMENT AND RELATED INFORMATION

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

(Dollars in thousands)                               Three months ended June 30, 2000
                                        ------------------------------------------------------------
                                         Banking           Other       Intersegment     Consolidated
                                        ----------      ----------     ------------     ------------
Interest income ..................      $   26,826      $       41      $      (19)      $   26,848
Interest expense .................          11,822               2             (19)          11,805
                                        ----------      ----------      ----------       ----------
     Net interest income .........          15,004              39              --           15,043
                                        ----------      ----------      ----------       ----------
Provision for loan loss ..........             693              --              --              693
Noninterest income ...............           2,744             518             (35)           3,227
Noninterest expense ..............          11,942             484             (35)          12,391
                                        ----------      ----------      ----------       ----------
    Income before income taxes ...           5,113              73              --            5,186
Provision for income taxes .......           1,647              27              --            1,674
                                        ----------      ----------      ----------       ----------
Net income .......................      $    3,466      $       46      $       --       $    3,512
                                        ==========      ==========      ==========       ==========

Depreciation and amortization ....      $    1,089      $        2      $       --       $    1,091
Assets ...........................      $1,358,638      $    4,446      $   (3,185)      $1,359,899
Loans, net .......................      $  995,489      $       --      $       --       $  995,489
Deposits .........................      $1,066,254      $       --      $   (2,626)      $1,063,628
Equity ...........................      $  113,820      $    4,101      $      N/A       $  117,921


(Dollars in thousands)                               Three months ended June 30, 2000
                                        ------------------------------------------------------------
                                         Banking           Other       Intersegment     Consolidated
                                        ----------      ----------     ------------     ------------
Interest income ..................      $   23,783      $       65      $      (28)      $   23,820
Interest expense .................           8,913              --             (28)           8,885
                                        ----------      ----------      ----------       ----------
     Net interest income .........          14,870              65              --           14,935
                                        ----------      ----------      ----------       ----------
Provision for loan loss ..........             450              --              --              450


Noninterest income ...............           3,551             596             (65)           4,082
Restructuring charges ............             303              --              --              303
Noninterest expense ..............          11,241             606             (65)          11,782
                                        ----------      ----------      ----------       ----------
     Income before income taxes ..           6,427              55              --            6,482
Provision for income taxes .......           1,968              19              --            1,987
                                        ----------      ----------      ----------       ----------
Net income .......................      $    4,459      $       36      $       --       $    4,495
                                        ==========      ==========      ==========       ==========

Depreciation and amortization ....      $      972      $        8      $       --       $      980
Assets ...........................      $1,242,641      $    6,928      $   (5,078)      $1,244,491
Loans, net .......................      $  888,681      $       --      $       --       $  888,681
Deposits .........................      $1,094,204      $       --      $   (5,402)      $1,088,802
Equity ...........................      $  107,263      $    7,906      $      N/A       $  115,169

(Dollars in thousands)                                 Six months ended June 30, 2000
                                        ------------------------------------------------------------
                                         Banking           Other       Intersegment     Consolidated
                                        ----------      ----------     ------------     ------------
Interest income ..................      $   53,411      $       85      $      (41)      $   53,455
Interest expense .................          23,049               3             (41)          23,011
                                        ----------      ----------      ----------       ----------
     Net interest income .........          30,362              82              --           30,444
                                        ----------      ----------      ----------       ----------
Provision for loan loss ..........           1,368              --              --            1,368
Noninterest income ...............           5,769           1,078             (68)           6,779
Noninterest expense ..............          28,031           1,028             (68)          28,991
                                        ----------      ----------      ----------       ----------
     Income before income taxes ..           6,732             132              --            6,864
Provision for income taxes .......           2,050              50              --            2,100
                                        ----------      ----------      ----------       ----------
Net income .......................      $    4,682      $       82      $       --       $    4,764
                                        ==========      ==========      ==========       ==========

Depreciation and amortization ....      $    2,161      $        3      $       --       $    2,164
Assets ...........................      $1,358,638      $    4,446      $   (3,185)      $1,359,899
Loans, net .......................      $  995,489      $       --      $       --       $  995,489
Deposits .........................      $1,066,254      $       --      $   (2,626)      $1,063,628
Equity ...........................      $  113,820      $    4,101      $      N/A       $  117,921


(Dollars in thousands)                                 Six months ended June 30, 2000
                                        ------------------------------------------------------------
                                         Banking           Other       Intersegment     Consolidated
                                        ----------      ----------     ------------     ------------
Interest income ..................      $   47,580      $      105       $      (52)      $   47,633
Interest expense .................          17,745              --              (52)          17,693
                                        ----------      ----------       ----------       ----------
     Net interest income .........          29,835             105               --           29,940
                                        ----------      ----------       ----------       ----------
Provision for loan loss ..........             960              --               --              960


Noninterest income ...............           7,757           1,152             (131)           8,778
Restructuring charges ............             708              --               --              708
Noninterest expense ..............          22,987           1,267             (131)          24,123
                                        ----------      ----------       ----------       ----------
     Income before income taxes ..          12,937             (10)              --           12,927
Provision for income taxes .......           4,055              (3)              --            4,052
                                        ----------      ----------       ----------       ----------
Net income .......................      $    8,882      $       (7)      $       --       $    8,875
                                        ==========      ==========       ==========       ==========

Depreciation and amortization ....      $    1,922      $       19       $       --       $    1,941
Assets ...........................      $1,242,641      $    6,928       $   (5,078)      $1,244,491
Loans, net .......................      $  888,681      $       --       $       --       $  888,681
Deposits .........................      $1,094,204      $       --       $   (5,402)      $1,088,802
Equity ...........................      $  107,263      $    7,906       $      N/A       $  115,169

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

RESULTS OF OPERATIONS

Three months ended June 30, 2000 and 1999

        Net Income. Bancorp reported net income of $3,512,000, or $.23 per diluted share, for the three months ended June 30, 2000, compared to $4,496,000, or $.28 per diluted share, for the three months ended June 30, 1999. The second quarter 2000 results include severance expenses and losses on sales of securities of $586,000, after tax. The second quarter 1999 results include non-recurring and restructuring charges of $304,000 after taxes, resulting from expenses associated with Bancorp's consolidation of its subsidiary banks, and $66,000 after tax gain on sale of securities. After adjusting for second quarter non-core, non-recurring events, adjusted operating net income in the second quarter of 2000 was $4,098,000 or $.27 per diluted share, compared to adjusted 1999 results of $4,734,000 or $.30 per diluted share. Net interest income increased slightly in the second quarter of 2000 over the comparable period in 1999, due mainly to higher loan volumes, partly offset by increased volumes and average rates paid on interest bearing liabilities, as well as changes in the mix of interest bearing liabilities. Noninterest income decreased mainly due to lower revenues generated from sales of loans and sales of securities, partly offset by higher service charges on deposit accounts and sales of investment products. Total noninterest expenses increased due to non-recurring severance charges, increased check processing fees and professional fees, offset in part by lower marketing and communication costs.

        Net Interest Income. Net interest income is the difference between interest income (principally from loan and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume is the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread is the differences between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin is net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities. Bancorp's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Bancorp is liability sensitive, meaning that interest bearing liabilities mature or reprice more quickly than interest earning assets in a given period. Therefore, a significant increase in the market rates of interest could adversely affect net interest income. In contrast, a decreasing interest rate environment, a less inverse or steepening interest rate yield curve may slightly improve Bancorp's margin. Competition, the economy, and the status of the interest rate environment also impact Bancorp's net interest income in any period.

        Net interest income on a tax equivalent basis for the three months ended June 30, 2000, increased $100,000, or 0.06%, to $15,614,000 from $15,514,000 for the same period in 1999. The increase was due mainly to increases in volumes of interest earning assets partly offset by increases in both volume and rates, as well as change in mix of interest bearing liabilities. Average yields on earning assets increased to 8.76% in the second quarter of 2000 from 8.49% in 1999. Average interest earning assets increased $106.5 million, or 9.24%, to $1.26 billion in the second quarter of 2000, from $1.15 billion for the same period in 1999, while average interest bearing liabilities increased $109.2 million or 11.73%. Average rates paid on interest bearing liabilities increased 73 basis points in the second quarter of 2000, to 4.56% from 3.83% for the like period in 1999. The average net interest spread decreased from 4.66% to 4.20% in the second quarter of 2000 compared to 1999, mainly due to increases in average volumes and rates paid on interest bearing liabilities. Bancorp's net interest margin for the three months ended June 30, 2000, was 4.99%, a decrease of 41 basis points from 5.40% for the comparable period of 1999. The decreases in Bancorp's net interest margin and related yields or spreads are due mainly to a changing interest rate environment, increased pricing competition, a shift in asset mix, and an increased dependence on borrowed funds during the period. Given these factors, and the interest rate environment, continued strong competition in the markets it serves, and other economic factors, Bancorp could see further decreases in net interest margin.

        Analysis of Net Interest Income The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

                                                Three months ended
(Dollars in thousands)                                June 30,
                                          ---------------------------------        Increase
                                               2000               1999             (Decrease)             Change
                                          -------------       -------------      -------------         -----------
Interest and fee income (1) ........      $      27,419       $      24,399       $      3,020             12.38%
Interest expense ...................             11,805               8,885              2,920             32.86%
                                          -------------       -------------      -------------
Net interest income ................      $      15,614       $      15,514       $        100              0.06%
                                          =============       =============      =============

Average interest earning assets ....      $   1,259,041       $   1,152,563       $    106,478              9.24%
Average interest bearing liabilities      $   1,040,123       $     930,914       $    109,209             11.73%
Average interest earning assets/
     interest bearing liabilities ..             121.05%             123.81%             (2.76)
Average yields earned (2) ..........               8.76%               8.49%              0.27
Average rates paid (2) .............               4.56%               3.83%              0.73
Net interest spread (2) ............               4.20%               4.66%             (0.46)
Net interest margin (2) ............               4.99%               5.40%             (0.41)

        (1) Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis in 2000 and 34% in 1999.

        (2) These ratios for the three months ended June 30, 2000 and 1999 have been annualized.

        Provision for Loan Loss. Bancorp recorded provisions for loan losses for the second quarter of 2000 and 1999 of $693,000 and $450,000, respectively. Net charge-offs for the second quarter of 2000 were $674,000, compared to net charge-offs of $113,000 for the same period in 1999. At June 30, 2000, the percentage of non-performing assets was 0.32% of total assets, compared to 0.36% one year earlier. Bancorp's allowance for loan losses, as a percentage of total loans was 1.40% at June 30, 2000, compared to 1.45% at June 30, 1999.

        Noninterest Income. Noninterest income for the second quarter of 2000 was $3,227,000, down $855,000, or 20.95%, from $4,082,000 in the like period in
1999. Gains on sales of loans decreased $924,000, to $86,000 in 2000, from $1,010,000 in 1999. The decrease in gains on sales of loans was due mainly to decreased sales activity in the secondary residential real estate programs, predominantly caused by the higher interest rate environment in 2000. Service charges on deposit accounts increased to $1,353,000, an 18.27% increase over the same period in 1999, caused mainly by fluctuations in customer activity and deposit volume, as well as increased fees and fee collection efforts. Other service charges, commissions, and fees increased $168,000, to $1,250,000, from $1,082,000 or 15.57%, in 2000 over 1999. The increase in other service charges, commissions, and fees was due to increased sales activity, resulting in higher net revenues for brokerage commissions and merchant bankcard activities. Trust revenue decreased slightly during the second quarter of 2000, as compared to the same period in 1999, due in part to fee adjustments and changes in the market value of assets managed. Loan servicing fees and other noninterest income increased in the second quarter of 2000, compared to 1999. A loss of $221,000 was incurred on securities sold in the second quarter of 2000, while net gains on the sales of securities were $101,000 in the second quarter of 1999.

        Noninterest Expense. Noninterest expense for the second quarter ending June 30, 2000 was $12,391,000, an increase of $306,000, or 2.53%, over the same period in 1999. A restructuring charge of $483,000 ($303,000 after income taxes), impacted second quarter 1999 noninterest expense, due to the Company's consolidation of its subsidiary banks. Bancorp's salaries and employee benefits decreased $123,000, or 1.90%, to $6,352,000 in the second quarter of 2000, from $6,475,000 for the like period in 1999. Salary and employee benefit expense has declined primarily as a result of decreases in the level of staffing in the period, offset by severance costs and changes in salary structure. At June 30, 2000, Bancorp employed 591 staffing positions compared to 649 at June 30, 1999. Bancorp's staffing reductions have been primarily administrative in nature, and Bancorp has continued to expand its products, services, and branch network over the previous year. Equipment and occupancy expenses increased in the second quarter of 2000 compared to the same period in 1999, due in part to the opening of two new branches and improvements to certain branch locations. Equipment expense increased $125,000 or 10.35% in the second quarter of 2000 over 1999, as Bancorp has continued to invest in technological improvements and expansion. Bancorp introduced internet-based banking during the second quarter of 2000. Occupancy expenses were higher in the second quarter of 2000 over the same period in 1999, due mainly to growth and expansion, including additions of new branches, a new loan servicing center, and other products and services. Professional fees incurred for services from directors, outside consultants, accountants, and attorneys, increased to $603,000 in the second quarter of 2000, compared to $355,000 in the second quarter of 1999, due in part to increased utilization of outside consultants to enhance information systems, streamline product offerings and improve operational processes. Marketing expenses and printing and office supplies expenses decreased in the second quarter of 2000 over the same period in 1999. In 2000, Bancorp has adjusted its marketing strategy associated with marketing its new bank name and company expansion. Communication expense decreased $64,000 in the second quarter of 2000 compared to 1999, due to improved utilization of communication technology and data lines. Other noninterest expenses were higher in the quarter ended June 30, 2000, due to changes in check processing, other loan expenses and other enhancements to services provided.

Six months ended June 30, 2000 and 1999

        Net Income. Bancorp reported net income of $4,763,000, or $.31 per diluted share, for the six months ended June 30, 2000, compared to $8,875,000, or $.56 per diluted share, for the six months ended June 30, 1999. The 2000 year to date results include a nonrecurring charge of $4,946,000 ($3,051,000 after income taxes) related to litigation settlement charges in the first quarter of 2000. The 2000 year-to-date results also include after tax non-recurring charges of $586,000 relating to severance expenses and losses on the sale of investments. The 1999 year-to-date results include $888,000 in non-recurring and restructuring charges ($558,000 after tax) resulting from marketing costs to promote the West Coast Bank name and restructuring expenses associated with Bancorp's consolidation of its subsidiary banks. The 1999 year to date results also include after tax gains on sales of securities of $128,000. After adjusting for first and second quarter non-recurring events, adjusted operating net income for the first six months of 2000 was $8,400,000 or $.54 per diluted share, compared to adjusted 1999 results of $9,305,000 or $.58 per diluted share. Net interest income increased in the first six months of 2000 over the comparable period in 1999, due mainly to higher loan volumes partly offset by increased volumes and average rates paid on interest bearing liabilities, as well as changes in the mix of interest bearing liabilities. Noninterest income decreased mainly due to lower revenues generated from sales of loans and sales of securities, partially offset by higher service charges. Total noninterest expenses increased due to the litigation settlement charges and higher check processing fees, offset partially by decreased salaries and employee benefits.

        Net Interest Income. Net interest income on a tax equivalent basis for the six months ended June 30, 2000, increased $488,000, or 1.57%, to $31,590,000 from $31,102,000 for the same period in 1999. The increase in net interest income was due mainly to increases in volumes of interest earning assets partly offset by increases in both volume and rates, as well as change in mix of interest bearing liabilities. Average yields on earning assets increased to 8.72% in the first six months of 2000, compared to 8.58% one year earlier. Average interest earning assets increased $111.9 million, or 9.76%, to $1.26 billion in first six months of 2000, from $1.15 billion for the same period in 1999, while average interest bearing liabilities increased $113.2 million or 12.22%. Average rates paid on interest bearing liabilities increased 60 basis points in the first six months of 2000 to 4.45% from 3.85% for the like period in 1999. The average net interest spread decreased from 4.73% to 4.27% in the first six months of 2000 compared to 1999, mainly due to increases in average volumes and rates paid on interest bearing liabilities. Bancorp's net interest margin for the six months ended June 30, 2000, was 5.05%, a decrease of 42 basis points from 5.47% for the comparable period of 1999. The decrease in Bancorp's net interest margin and related yields or spreads are due mainly to a changing interest rate environment, increased pricing competition, a shift in its asset mix, and an increased dependence on borrowed funds during the period. Given these factors, and the interest rate environment, continued strong competition in the markets it serves, and other economic factors, Bancorp could see further decreases in net interest margin.

        Analysis of Net Interest Income The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

                                                  Six months ended
(Dollars in thousands)                                June 30,
                                          ---------------------------------        Increase
                                               2000               1999             (Decrease)             Change
                                          -------------       -------------      -------------         -----------
Interest and fee income (1) ........      $      54,601       $      48,795      $       5,806             11.90%
Interest expense ...................             23,011              17,693              5,318             30.06%
                                          -------------       -------------      -------------
Net interest income ................      $      31,590       $      31,102      $         488              1.57%
                                          =============       =============      =============

Average interest earning assets ....      $   1,259,123       $   1,147,178      $     111,945              9.76%
Average interest bearing liabilities      $   1,039,606       $     926,441      $     113,165             12.22%
Average interest earning assets/
     interest bearing liabilities ..             121.12%             123.83%             (2.71)
Average yields earned (2) ..........               8.72%               8.58%              0.14
Average rates paid (2) .............               4.45%               3.85%              0.60
Net interest spread (2) ............               4.27%               4.73%             (0.46)
Net interest margin (2) ............               5.05%               5.47%             (0.42)

        (1) Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis in 2000 and 34% in 1999.

        (2) These ratios for the six months ended June 30, 2000 and 1999 have been annualized.

        Provision for Loan Loss. Bancorp recorded provisions for loan losses for the six months ended June 30, 2000 and 1999 of $1,368,000 and $960,000, respectively. Net charge-offs through June 30, 2000 were $764,000, compared to net charge-offs of $355,000 for the same period in 1999

        Noninterest Income. Noninterest income for the first six months of 2000 was $6,779,000, down $2,000,000, or 22.78%, from $8,779,000 in the like period in 1999. Gains on sales of loans decreased $1,741,000, to $505,000 in 2000, from $2,246,000 in 1999. The decrease in gains on sales of loans was due mainly to decreased sales activity in the secondary residential real estate programs, predominantly caused by the higher interest rate environment in 2000. Service charges on deposit accounts increased to $2,567,000, an 11.49% increase over the same period in 1999, caused mainly by fluctuations in customer activity and deposit volume, as well as increased fees and fee collection efforts. Other service charges, commissions, and fees increased $235,000, to $2,348,000, from $2,113,000 or 11.14%, in 2000 over 1999. The increase in other service charges, commissions, and fees was due to increased sales activity, resulting in higher net revenues for brokerage commissions and merchant bankcard activities. Trust revenue decreased slightly during the first six months of 2000, as compared to the same period in 1999, due in part to fee adjustments and changes in the market value of assets managed. Loan servicing fees increased slightly the first six months in 2000, compared to 1999. Other noninterest income decreased in 2000, compared to 1999, due to gains of sales of certain real estate assets in the six months ended 1999. A loss on securities sold of $221,000 was incurred during the first six months of 2000, while net gains on the sales of securities were $204,000 in 1999.

        Noninterest Expense. Noninterest expenses for the six months ended June 30, 2000 were $28,991,000, an increase of $4,160,000, or 16.75%, over the same period in 1999. A one-time expense related to litigation settlement charges of $4,946,000 ($3,051,000 after income taxes) impacted the first six months of 2000, while a restructuring charge of $888,000 ($558,000 after income taxes) impacted 1999 due to the Company's consolidation of its subsidiary banks. Bancorp's salaries and employee benefits decreased $941,000, or 7.00%, to $12,497,000 in 2000, from $13,438,000 for the like period in 1999. Salary and employee benefit expense has declined primarily as a result of decreases in the level of staffing in the period, offset in part by severance costs and changes in salary structure. Equipment and occupancy expenses increased in the first six months of 2000 compared to the same period in 1999, due in part to the opening of two new branches and improving certain branch locations. Equipment expense increased $171,000 or 6.89% in the first six months of 2000 over 1999, as Bancorp has continued to invest in technological improvements and expansion. Occupancy expenses were higher in the first six months of 2000 compared with the same period in 1999, due mainly to growth and expansion including additions of new branches, a new loan servicing center, and products and services over the period. Communication expense decreased in the first six months of 2000 compared to 1999. Marketing expenses decreased in the first six months of 2000 over the same period in 1999. In 2000, Bancorp has adjusted its marketing strategy associated with marketing its new bank name and company expansion. Professional fees incurred for services from directors, outside consultants, accountants, and attorneys, increased to $822,000 in the first six months of 2000, compared to $683,000 during the same period in 1999, due in part to increased utilization of outside consultants to enhance information systems and improve operational processes. Other noninterest expenses were higher in the first six months of 2000, due primarily to increased expenses for check processing and enhanced courier services.


RESTRUCTURING CHARGES

        The year to date 1999 results were impacted by one-time costs resulting from the consolidation of our subsidiary banks into one entity, called West Coast Bank. The consolidation was completed on December 31, 1998, and the conversions were completed in 1999. Of the one-time expenses, $708,000 was recognized in the first and second quarters of 1999. There were no restructuring charges incurred in 2000.

        During 1999, we completed and worked on the system and data conversions, signage changes, name branding, staff reductions, corporate reorganizations, the opening of a new loan servicing center and the consolidation of loan processing, etc. We expended a total of $4.63 million in costs for the consolidation, including costs related to a severance plan, signage, data conversions, marketing, regulatory and administrative costs. Accrued and unpaid restructuring charges were $315,000 at December 31, 1999. All accruals for related restructuring charges were utilized during the first quarter of 2000. These items were recognized as expenses in the results of operations through December 31, 1999. We initially anticipated these costs of the consolidation at $5 million. We were successful in maintaining the restructuring costs below our original forecast.

The following table summarizes accrued restructuring charge activity:

(Dollars in thousands)                                       June 30, 2000
                                                             -------------
Balance, accrued restructuring charges, December 31, 1999...      $315

Provision for restructure charges second quarter 2000.......        --
Utilization first quarter 2000:
     Cash ..................................................       315
     Noncash ...............................................        --
                                                                  ----
Total Utilization ..........................................       315
                                                                  ----
Balance, accrued restructuring charges, June 30, 2000.......      $ --
                                                                  ====


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

INCOME TAXES

        During the first six months of 2000, due to a decrease in net income before taxes and changes in the mix of taxable and nontaxable income items, the provision for income taxes decreased from 1999. We anticipate that Bancorp's tax expense will increase in future periods, both due to an increase in income before taxes and a smaller percentage of Bancorp's income being generated from tax exempt items.

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

        Deposits are Bancorp's primary source of new funds. Total deposits were $1.064 billion at June 30, 2000, compared to $1.081 billion at December 31, 1999. At June 30, 2000, Bancorp used no brokered deposits, but we may accept such deposits in the future. We have focused on attracting deposits in the market area we serve through competitive pricing and delivery of a quality product.

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

CAPITAL RESOURCES

        The Federal Reserve Bank (FRB) and the Federal Deposit Insurance Corporation (FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of June 30, 2000, Bancorp and the Bank are considered "Well Capitalized" under the regulatory risk based capital guidelines.

        Shareholders' equity increased to $117.9 million at June 30, 2000, from $116.8 million at December 31, 1999, an increase of $1.1 million. The increase is due to net income, offset by cash dividends and Bancorp's activity in its stock repurchase plan. At June 30, 2000, Bancorp's shareholders' equity, as a percentage of total assets, was 8.67%, compared to 8.62% at December 31, 1999. The increase was primarily the result of Bancorp's equity base increasing at a higher rate than total assets. Equity increased .9% over the period from December 31, 1999, to June 30, 2000, while assets increased by .4% over the same period. As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.

(Dollars in thousands)                         June 30, 2000
 --------------------                     ---------------------
                                            Amount        Ratio
                                          ----------      -----
Tier 1 capital .....................      $  119,876      10.66%
Tier 1 capital minimum requirement .          44,997       4.00%
                                          ----------      -----
  Excess over minimum Tier 1 capital      $   74,879       6.66%
                                          ==========      =====

Total capital ......................      $  133,937      11.91%
Total capital minimum requirement ..          89,993       8.00%
                                          ----------      -----
  Excess over minimum total capital       $   43,944       3.91%
                                          ==========      =====

Risk-adjusted assets ...............      $1,124,914
                                          ==========

Leverage ratio .....................                       8.83%
Minimum leverage requirement .......                       3.00%
                                                          -----
  Excess over minimum leverage ratio                       5.83%
                                                          =====

Risk-adjusted total assets .........      $1,358,103
                                          ==========

LENDING AND CREDIT MANAGEMENT

               Interest earned on the loan portfolio is the primary source of Bancorp's income. Net loans represented 73.2% of total assets as of June 30, 2000. A certain degree of credit risk is inherent in our lending activities. This risk is managed through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Through the credit review function, the Bank is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. As part of our ongoing lending process, internal risk ratings are assigned to each commercial and commercial real estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis.

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

        The composition of the Banks' loan portfolio is as follows:

                                              June 30, 2000                  December 31, 1999
(Dollars in thousands)                  -------------------------       -----------------------------
                                             Amount       Percent         Amount             Percent
                                        -----------       -------       -----------       -----------
Commercial .......................      $   165,027        16.58%       $   157,912             16.40%
Real estate construction .........          124,615        12.52            124,102             12.89
Real estate mortgage .............           98,089         9.85            101,579             10.55
Real estate commercial ...........          566,363        56.88            531,600             55.21
Installment and other consumer ...           55,479         5.57             61,104              6.35
                                        -----------       ------        -----------       -----------
Total loans ......................        1,009,573       101.40            976,297            101.40

Allowance for loan losses ........          (14,084)       (1.40)           (13,480)            (1.40)
                                        -----------       ------        -----------       -----------

Total loans, net .................      $   995,489       100.00%       $   962,817            100.00%
                                        ===========       ======        ===========       ===========

        Nonperforming assets consist of the following:

(Dollars in thousands)                                         June 30, 2000     December 31, 1999
                                                               -------------     -----------------
Loans on nonaccrual status .................................      $4,071               $4,316
Loans past due greater than 90 days but not on nonaccrual
status .....................................................           5                    8
Other real estate owned ....................................         211                  325
                                                                  ------               ------
Total nonperforming assets .................................      $4,287               $4,649
                                                                  ======               ======

Percentage of nonperforming assets to total assets .........         .32%                 .34%

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

        At June 30, 2000, we were not aware of any concentration of loans exceeding 10 percent of the total loans to a multiple number of borrowers engaged in a similar business. At June 30, 2000 and December 31, 1999, the Bank had no bankers acceptances.


        As of June 30, 2000, the Bank had outstanding loans to persons serving as directors, officers, principal shareholders and their related interests. These loans were made substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Bank.

LOAN LOSS ALLOWANCE AND PROVISION

        A loan loss allowance has been established to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include:

        -      The formula allowance,

        - Specific allowances for identified problem loans and portfolio segments and

        -      The unallocated allowance.

        Our allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No 118, "Accounting by Creditors for Impairment of a Loan Income Recognition and Disclosures." These accounting standards prescribe the measurement, income recognition and guidelines concerning impaired loans.

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

        - Pooled loan loss factors, not individually graded loans, are based on expected net charge-offs and other factors, including trends in past dues, collateral values, and levels of Other Real Estate Owned. Pooled loans are loans and leases that are homogeneous in nature, such as consumer installment and residential mortgage loans.

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

        -       Loan growth rates and concentrations,

        -       Specific industry conditions within portfolio segments,

        -       Recent loss experience in particular segments of the portfolio,

        -       Interest rate environment,

        -       Duration of the current business cycle,

        - Bank regulatory examination results and findings of our internal credit examiners.

        Executive credit management reviews these conditions quarterly in discussion with our senior credit officers and the credit review function. If any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's estimate of the effect of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management's evaluation of the probable loss concerning this condition is reflected in the unallocated allowance.

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

        At June 30, 2000, the Bank's allowance for loan losses was $14.1 million, consisting of a $13.7 million formula allowance, a $139,000 specific allowance and a $210,000 unallocated allowance. At December 31, 1999, our allowance for loan losses was $13.5 million, consisting of a $12.8 million formula allowance, a $525,000 specific allowance and a $210,000 unallocated allowance. The changes in the allocation of the allowance for loan losses in the second quarter of 2000 were due primarily to additions to the loan portfolio, turnover in our non-performing loans, and charge-off activity.

        Changes in the allowance for loan losses are as follows:

                                                      Six months ended        Year ended
(Dollars in thousands)                                  June 30, 2000      December 31, 1999
                                                      ----------------     -----------------
Loans outstanding at end of period ................      $ 1,009,573        $   976,297

Average loans outstanding during the period .......      $   998,320        $   904,931

Allowance for loan losses, beginning of period ....      $    13,480        $    12,453
Recoveries:
  Commercial ......................................               43                129
  Real Estate .....................................              233                 58
  Installment and consumer ........................               15                 77
                                                         -----------        -----------
  Total recoveries ................................              291                264
Loans charged off:
  Commercial ......................................              623                450
  Real Estate .....................................               31                487
  Installment and consumer ........................              401                490
                                                         -----------        -----------
  Total loans charged off .........................            1,055              1,427
                                                         -----------        -----------
Net loans charged off .............................             (764)            (1,163)

Provision for loan losses .........................            1,368              2,190
                                                         -----------        -----------

Allowance for loan losses, end of period ..........      $    14,084        $    13,480
                                                         ===========        ===========

Ratio of net loans charged off
  to average loans outstanding (1) ................              .15%               .13%

Ratio of allowance for loan losses
  to loans outstanding at end of period ...........             1.40%              1.38%


(1)     The ratio for the six months ended June 30, 2000 has been annualized.

        At June 30, 2000, Bancorp's allowance for loan loss was $14.1 million, or 1.40% of total loans, and 328.53% of total nonperforming assets, compared with an allowance for loan losses at December 31, 1999 of $13.5 million, or 1.38% of total loans, and 289.95% of total nonperforming assets.

        During Bancorp's normal loan review procedures, a loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is usually not considered to be impaired during a period of minimal delay (less than 90 days). Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at lower of cost or fair value. Leases and certain large groups of smaller balance homogeneous loans, are collectively measured for impairment, and are excluded in the calculation of total impaired loans. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position, that the borrower's financial condition is such that collection of principal is not probable.

        During the second quarter of 2000, net loans charged off were $674,000, compared to $113,000 for the same period in 1999. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.15% and 0.05% at June 30, 2000, and at June 30, 1999, respectively. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

        At June 30, 2000, the provision for loan loss exceeded the net loans charged off during the year, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the loan portfolio. There can be no assurance that the adverse impact to Bancorp, if any, of these conditions will not be in excess of the range set forth above. Readers are referred to management's "Forward Looking Statement Disclosure" in connection with this section.

INVESTMENT PORTFOLIO

        The carrying value of the Banks' investment portfolio is as follows:

                                                             June 30,       December 31,
(Dollars in thousands)                                         2000            1999
                                                             --------       -----------
Investments available for sale (At Fair Value)
U.S. Treasury securities ............................        $    500        $    501
U.S. Government agency securities ...................          97,468         100,408
Corporate securities ................................          23,303          34,340
Mortgage-backed securities ..........................           8,686           9,235
Obligations of state and political subdivisions .....          94,496          95,946

Equity and other securities .........................          15,510          15,179
                                                             --------        --------

       Total Investment Portfolio ...................        $239,963        $255,609
                                                             ========        ========

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

        Asset/liability management simulation models are used to measure interest rate risk. The models quantify interest rate risk through simulating forecasted net interest income over a 12-month time horizon under various rate scenarios, as well as monitoring the change in the present value of equity under the same rate scenarios. The present value of equity is defined as the difference between the market value of assets less the market value of liabilities. By measuring the change in the present value of equity under different rate scenarios, management is able to identify interest rate risk that may not be evident in simulating changes in forecasted net interest income.

        Bancorp is currently liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, therefore, a significant increase in market rates of interest could adversely affect net interest income. In contrast, a decreasing rate environment or a steepening interest rate yield curve may slightly improve Bancorp's margin. Bancorp attempts to continue to limit its loss exposure through managing the repricing characteristics of its assets and liabilities. The present reliance on borrowed funds and their re-pricing characteristics has increased our liability sensitivity. Changes in the re-pricing characteristics of newly generated loans during the past year have added to the liability sensitivity. Bancorp has also placed increased emphasis on those non-interest revenue products less impacted by changing interest rates to additionally stabilize earnings strength.

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

        Based on an appraisal of the property and related carrying, disposition, and other cost estimates, the Bank currently estimates the net book value of the Lincoln County Property at approximately $539,000. Accordingly, in connection with this settlement and its valuation of its interest in the Lincoln County Property, the Company expensed in its first quarter results, the net effect of approximately $5 million, for this non-recurring item.

        The Company is in the process of foreclosing its interest in the Lincoln County Property and pursuing its rights against the construction company under the loan agreement. The construction company has recently filed a counterclaim against the Company seeking damages in excess of $5 million. This counterclaim has been filed in Lincoln County Circuit Court, Case No. 992167. The Bank denies any liability to the construction company and will defend itself accordingly. Due to the nature and uncertainties inherent in litigation, there are no assurances that this matter will not ultimately result in a loss that could materially affect the Company. However Company management does not expect a material loss at this time.

        This section contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing Bancorp of the protections of the safe harbor provisions of the PSLRA. The forward looking statements contained in this section are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such a material difference include, but are not limited to, (1) facts and events currently unknown to management that may surface in connection with the Lincoln County Property, (2) environmental factors and issues that may affect the Lincoln County Property,
(3) any defenses raised or other matters occurring that prevent or delay the Bank's ability to foreclose its interest in the Lincoln County Property, if it chooses to foreclose this interest, (4) factors affecting the real estate market and property values in Lincoln County, Oregon, (5) actual market or sale values of property can differ from appraised values, (6) fluctuating interest rates, and (7) other risks inherent in litigation. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date of the statement. Bancorp undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents Bancorp files from time to time with the Securities and Exchange Commission.

Item 4.        Submissions of Matters to a Vote of Security Holders.

(a)     West Coast Bancorp's Annual Shareholders' Meeting was held on April 27,
        2000.

(b)     Not Applicable

(c) A brief description of each matter voted upon at the Annual Shareholders' Meeting held on April 27, 2000 and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

        (1) Election of (4) Directors for terms expiring in 2003 or when their successors have been elected and qualified.

           Director:

           Robert D. Sznewajs-

               Votes cast for:              12,281,107

               Votes cast against:          -

               Votes abstaining:            333,694

           Lloyd D. Ankeny                  -

               Votes cast for:              11,781,607

               Votes cast against:          -

               Votes abstaining:            833,194

           C. Douglas McGregor              -

               Votes cast for:              11,773,590

               Votes cast against:          -

               Votes abstaining:            841,211

        (2)Approve adoption of 2000 Restricted Stock Plan.

               Votes cast for:              9,808,055

               Votes cast against:          2,600,929

               Votes abstaining:            205,818

(d)     None

Item 6.        Exhibits and Reports on Form 8-K.

(a)     Exhibits

        27     Financial Data Schedule for Form 10-Q.

(b) During the three months ended June 30, 2000, West Coast Bancorp filed the following current report on Form 8-K:

        Form 8-K filed April 3, 2000 related to the settlement of a pending lawsuit.




SIGNATURES

As required by the Securities Exchange Act of 1934, this report is signed on registrant's behalf by the undersigned authorized officers.

                                       WEST COAST BANCORP
                                       (Registrant)



Dated:  August 14, 2000                /s/ Robert D. Sznewajs
                                       -----------------------------------------
                                       Robert D. Sznewajs
                                       Chief Executive Officer and President



Dated:  August 14, 2000                /s/ Anders Giltvedt
                                       -----------------------------------------
                                       Anders Giltvedt
                                       Executive Vice President and Chief
                                       Financial Officer