Form 10-Q/A
period 2000-06-30
WEST COAST BANCORP /NEW/OR/
filed 2000-08-18
CIK 717059

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        ---------------------------------


                                    Form 10-Q/A




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



                                                              Weighted
                                                              Average        Per Share
                                          Net Income          Shares          Amount
                                         ---------------------------------------------
                                                 Six months ended June 30, 2000
                                         ---------------------------------------------
      Basic earnings per share......     $ 4,763,365          15,342,339      $  0.31
      Stock options.................                             143,022
      Diluted earnings per share....     $ 4,763,365          15,485,361      $  0.31

                                                Six months ended June 30, 1999
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
Equity ...........................      $  113,820      $    4,101      $      N/A       $  117,921



(Dollars in thousands)                               Three months ended June 30, 1999
                                        ------------------------------------------------------------
                                         Banking           Other       Intersegment     Consolidated
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
Equity ...........................      $  113,820      $    4,101      $      N/A       $  117,921



(Dollars in thousands)                                 Six months ended June 30, 1999
                                        ------------------------------------------------------------
                                         Banking           Other       Intersegment     Consolidated
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


        Provision for Loan Loss. Bancorp recorded provisions for loan losses for the six months ended June 30, 2000 and 1999 of $1,368,000 and $960,000, respectively. Net charge-offs through June 30, 2000 were $764,000, compared to net charge-offs of $355,000 for the same period in 1999.


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

LOAN LOSS ALLOWANCE AND PROVISION

        A loan loss allowance has been established to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include:

        -      The formula allowance,

        - Specific allowances for identified problem loans and portfolio segments and

        -      The unallocated allowance.


        Our allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," and SFAS No 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures." These accounting standards prescribe the measurement, income recognition and guidelines concerning impaired loans.


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

           Robert D. Sznewajs


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