Form 10-Q
period 2000-09-30
WEST COAST BANCORP /NEW/OR/
filed 2000-11-14
CIK 717059

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        ---------------------------------

                                    Form 10-Q



               [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended September 30, 2000

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

                                 Yes [X] No. [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, no par value, outstanding on October 31, 2000:     16,554,917

                                TABLE OF CONTENTS

PART I. Financial Information

        Item 1. Financial Statements                                                        Page
                                                                                            ----
                Consolidated Balance Sheets -
                September 30, 2000 and December 31, 1999.....................................3

                Consolidated Statements of Income -
                Three months and nine months ended September 30, 2000 and 1999...............4

                Consolidated Statements of Cash Flows -
                Nine months ended September 30, 2000 and 1999................................5

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

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................................12

        Item 3. Quantitative and Qualitative Disclosures About Market Risk..................23

PART II. Other Information

        Item 1. Legal Proceedings...........................................................24

        Item 6. Exhibits and Reports on Form 8-K............................................25

        Signatures..........................................................................25

               PART I. FINANCIAL INFORMATION
Item 1.
                    WEST COAST BANCORP
                CONSOLIDATED BALANCE SHEETS

                                                                   September 30,             December 31,
                                                                        2000                    1999
                                                                  ---------------          ---------------
                                                                    (Unaudited)
ASSETS:
Cash and cash equivalents:
     Cash and due from banks                                      $    54,829,906          $    47,148,168
     Interest-bearing deposits in other banks                           1,272,695               17,024,548
     Federal funds sold                                                 8,913,000                2,800,000
                                                                  ---------------          ---------------
          Total cash and cash equivalents                              65,015,601               66,972,716
Trading assets                                                          1,006,123                1,000,943
Investment securities:
     Investments available for sale                                   248,224,905              255,609,218

Loans held for sale                                                     3,295,557                8,309,188
Loans                                                               1,004,169,860              976,297,233
Allowance for loan loss                                               (14,090,032)             (13,479,752)
                                                                  ---------------          ---------------
          Loans, net                                                  990,079,828              962,817,481
Premises and equipment, net                                            29,312,495               30,654,447
Intangible assets                                                       2,046,494                2,337,049
Other assets                                                           28,876,741               26,986,340
                                                                  ---------------          ---------------
          Total assets                                            $ 1,367,857,744          $ 1,354,687,382
                                                                  ===============          ===============

LIABILITIES AND STOCKHOLDERS' EQUITY LIABILITIES:
Deposits:
     Demand                                                       $   208,756,890          $   194,338,293
     Savings and interest-bearing demand                              507,434,591              542,532,667
     Certificates of deposit                                          382,809,472              343,926,889
                                                                  ---------------          ---------------
          Total deposits                                            1,099,000,953            1,080,797,849
Short-term borrowings                                                  93,063,000               79,512,500
Other liabilities                                                      11,139,276               11,895,821
Long-term borrowings                                                   45,057,605               65,688,557
                                                                  ---------------          ---------------
          Total liabilities                                         1,248,260,834            1,237,894,727

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock:  no par value, none issued;
     10,000,000 shares authorized
Common stock:  no par value, 55,000,000 shares
     authorized;  16,643,317 and 15,344,857 shares issued
     and outstanding, respectively                                     20,804,146               19,181,071
Additional paid-in capital                                             88,241,431               78,005,788
Retained earnings                                                      12,455,456               23,007,819
Accumulated other comprehensive loss                                   (1,904,123)              (3,402,023)
                                                                  ---------------          ---------------
    Total stockholders' equity                                        119,596,910              116,792,655
                                                                  ---------------          ---------------
          Total liabilities and stockholders' equity              $ 1,367,857,744          $ 1,354,687,382
                                                                  ===============          ===============

The accompanying notes are an integral part of these consolidated statements.

                     WEST COAST BANCORP
              CONSOLIDATED STATEMENTS OF INCOME
                         (Unaudited)

                                                              Three months ended                     Nine months ended
                                                                 September 30,                          September 30,
                                                        -------------------------------        --------------------------------
                                                            2000               1999                2000                1999
                                                        ------------       ------------        ------------        ------------
INTEREST INCOME:
Interest and fees on loans                              $ 23,455,141       $ 20,351,721        $ 69,135,346        $ 60,800,117
Interest on taxable investment securities                  2,748,326          2,505,274           8,317,164           7,258,134
Interest on nontaxable investment securities               1,043,360          1,081,540           3,170,959           3,336,863
Interest from other banks                                     44,244             48,107             118,988             198,103
Interest on federal funds sold                                30,644              6,292              34,173              32,575
                                                        ------------       ------------        ------------        ------------
      Total interest income                               27,321,715         23,992,934          80,776,630          71,625,792

INTEREST EXPENSE:
Savings and interest-bearing demand                        4,320,746          4,069,001          12,579,371          12,064,987
Certificates of deposit                                    5,625,883          4,491,744          15,113,591          13,475,619
Short-term borrowings                                      1,775,496            253,679           5,247,253             469,230
Long-term borrowings                                         771,451            244,329           2,564,562             741,994
                                                        ------------       ------------        ------------        ------------
     Total interest expense                               12,493,576          9,058,753          35,504,777          26,751,830
                                                        ------------       ------------        ------------        ------------
NET INTEREST INCOME                                       14,828,139         14,934,181          45,271,853          44,873,962
PROVISION FOR LOAN LOSS                                      280,000            450,000           1,648,000           1,410,000
                                                        ------------       ------------        ------------        ------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS         14,548,139         14,484,181          43,623,853          43,463,962

NONINTEREST INCOME:
Service charges on deposit accounts                        1,358,493          1,119,006           3,925,382           3,421,344
Other service charges, commissions and fees                1,261,787          1,099,076           3,610,198           3,212,028
Trust revenue                                                469,534            451,825           1,538,987           1,567,685
Gains on sales of loans                                      335,975            725,696             840,902           2,971,362
Loan servicing fees                                          128,468            112,962             388,568             353,079
Other                                                        163,646            509,123             414,340           1,066,355
Net gains (losses) on sales of securities                         --            (68,887)           (221,575)            135,477
                                                        ------------       ------------        ------------        ------------
      Total noninterest income                             3,717,903          3,948,801          10,496,802          12,727,330

NONINTEREST EXPENSE:
Salaries and employee benefits                             6,070,337          6,630,620          18,566,995          20,068,533
Equipment                                                  1,376,750          1,178,971           4,024,058           3,655,544
Occupancy                                                  1,006,025            990,924           2,940,115           2,733,246
Professional fees                                            510,291            403,284           1,332,554           1,085,942
Marketing                                                    429,805            376,803           1,174,873           1,288,062
Communications                                               346,447            350,677           1,046,234           1,169,073
Printing and office supplies                                 202,969            272,501             637,603             813,307
Litigation settlement charges                                     --                 --           4,946,055                  --
Restructuring charges                                             --                 --                  --             707,863
Other noninterest expense                                  2,391,537          2,060,943           6,656,640           5,574,141
                                                        ------------       ------------        ------------        ------------
     Total noninterest expense                            12,334,161         12,264,723          41,325,127          37,095,711
                                                        ------------       ------------        ------------        ------------

INCOME BEFORE INCOME TAXES                                 5,931,881          6,168,259          12,795,528          19,095,581
PROVISION FOR INCOME TAXES                                 1,943,697          1,911,816           4,043,979           5,963,644
                                                        ------------       ------------        ------------        ------------
NET INCOME                                              $  3,988,184       $  4,256,443        $  8,751,549        $ 13,131,937
                                                        ============       ============        ============        ============

     Basic earnings per share                           $       0.24       $       0.25        $       0.52        $       0.77
     Diluted earnings per share                         $       0.24       $       0.25        $       0.52        $       0.75

The accompanying notes are an integral part of these consolidated statements.

                       WEST COAST BANCORP
             CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (Unaudited)

                                                                               Nine months ended
                                                                                 September 30,
                                                                        --------------------------------
                                                                            2000                1999
                                                                        ------------        ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                              $  8,751,549        $ 13,131,937
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization of premises and equipment               2,954,787           2,661,474
     Amortization of intangibles                                             290,555             293,438
     Net (gain) loss on sales of available for sale securities               221,575            (135,477)
     Provision for loan loss                                               1,648,000           1,410,000
     Increase in interest receivable                                        (477,904)         (2,889,645)
     Increase in other assets                                             (1,412,497)           (756,070)
     Net cash provided by loans held for sale                              5,013,631           9,153,083
     Decrease in interest payable                                           (442,708)             (3,846)
     Decrease in other liabilities                                          (313,837)         (1,180,488)
     Tax benefit associated with stock options                               154,601             716,945
     Increase in trading assets                                               (5,180)                 --
                                                                        ------------        ------------
          Net cash provided by operating activities                       16,382,572          22,401,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities                  2,311,309          34,119,428
Proceeds from sales of available for sale securities                       8,930,891          31,719,162
Purchase of available for sale securities                                 (2,581,562)        (79,882,922)
Loans made to customers greater than principal collected on loans        (28,910,346)        (56,575,260)
Net capital expenditures                                                  (1,612,835)         (2,796,304)
                                                                        ------------        ------------
          Net cash used in investing activities                          (21,862,543)        (73,415,896)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, savings and interest
     bearing transaction accounts                                        (20,679,479)        (34,894,618)
Net increase in certificates of deposit                                   38,882,583           4,932,404
Net decrease in long-term borrowings                                     (20,630,953)         (1,178,571)
Net increase in short-term borrowings                                     13,550,500          67,774,500
Redemption of common stock for stock repurchase plan                      (5,684,627)         (8,352,745)
Net proceeds from issuance of common stock                                 1,174,631           1,541,718
Dividends paid and cash paid for fractional shares                        (3,089,799)         (2,552,132)
                                                                        ------------        ------------
          Net cash provided by financing activities                        3,522,856          27,270,556
                                                                        ------------        ------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (1,957,115)        (23,743,989)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                            66,972,716          81,491,894
                                                                        ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $ 65,015,601        $ 57,747,905
                                                                        ============        ============



The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                              Common Stock                 Additional
                                                     -------------------------------        Paid-In
                                                        Shares            Amount            Capital
                                                     -------------     -------------     -------------
BALANCE, December 31, 1998                              14,235,931     $  17,794,914     $  66,474,468

Comprehensive income:
  Net income                                                    --                --                --
  Other comprehensive income (loss), net of tax:
    Net unrealized investment losses                            --                --                --
    Cumulative effect of change in accounting
       principal                                                --                --                --
    Reclassification adjustments for realized
      gains included in net income                              --                --                --

  Other comprehensive loss, net of tax                          --                --                --

Comprehensive income                                            --                --                --

Cash dividends, $.21 per common share                           --                --                --
Issuance of common stock pursuant to option plans          277,875           347,344         1,914,874
Redemption of stock pursuant to options                    (36,866)          (46,083)         (620,233)
Common stock repurchased and retired                      (533,206)         (666,508)       (8,919,681)
10% stock dividend                                       1,401,926         1,752,408        18,400,279
Cash paid for fractional shares                               (803)           (1,004)               --
Tax benefit associated with stock options                       --                --           756,081
                                                     -------------     -------------     -------------
BALANCE, December 31, 1999                              15,344,857        19,181,071        78,005,788

Comprehensive income:
  Net income                                                    --                --                --
  Other comprehensive income, net of tax:
    Net unrealized investment gains                             --                --                --


Comprehensive income                                            --                --                --


Cash dividends, $.18 per common share                           --                --                --
10% stock dividend                                       1,517,110         1,896,388        14,317,725
Issuance of common stock pursuant to option plans          226,649           283,311           891,320
Redemption of stock pursuant to options                    (14,270)          (17,838)         (159,370)
Issuance of common stock pursuant to
   restricted stock plans                                  113,362           141,703           988,453
Deferred compensation net of amortized expense                  --                --          (966,912)
Common stock repurchased and retired                      (544,391)         (680,489)       (4,990,174)
Tax benefit associated with stock options                       --                --           154,601
                                                     -------------     -------------     -------------
BALANCE, September 30, 2000                             16,643,317     $  20,804,146     $  88,241,431
                                                     =============     =============     =============

                                                                       Accumulated
                                                                          Other
                                                        Retained      Comprehensive
                                                        Earnings       Income (Loss)          Total
                                                     -------------     -------------     -------------
BALANCE, December 31, 1998                           $  29,392,264     $   3,563,522     $ 117,225,168

Comprehensive income:
  Net income                                            17,332,036                --        17,332,036
  Other comprehensive income (loss), net of tax:
    Net unrealized investment losses                            --                --        (7,046,537)
    Cumulative effect of change in accounting
       principal                                                --                --           131,369
    Reclassification adjustments for realized
      gains included in net income                              --                --           (50,377)
                                                                                         -------------
  Other comprehensive loss, net of tax                          --        (6,965,545)       (6,965,545)
                                                                                         -------------
Comprehensive income                                            --                --        10,366,491
                                                                                         =============

Cash dividends, $.21 per common share                   (3,553,257)               --        (3,553,257)
Issuance of common stock pursuant to option plans               --                --         2,262,218
Redemption of stock pursuant to options                         --                --          (666,316)
Common stock repurchased and retired                            --                --        (9,586,189)
10% stock dividend                                     (20,152,687)               --                --
Cash paid for fractional shares                            (10,537)               --           (11,541)
Tax benefit associated with stock options                       --                --           756,081
                                                     -------------     -------------     -------------
BALANCE, December 31, 1999                              23,007,819        (3,402,023)      116,792,655

Comprehensive income:
  Net income                                             8,751,549                --         8,751,549
  Other comprehensive income, net of tax:
    Net unrealized investment gains                             --         1,497,900         1,497,900
                                                                                         -------------
Comprehensive income                                            --                --        10,249,449
                                                                                         =============
Cash dividends, $.18 per common share                   (3,089,799)               --        (3,089,799)
10% stock dividend                                     (16,214,113)
Issuance of common stock pursuant to option plans               --                --         1,174,631
Redemption of stock pursuant to options                         --                --          (177,208)
Issuance of common stock pursuant to
   restricted stock plans                                       --         1,130,156
Deferred compensation net of amortized expense                  --                --          (966,912)
Common stock repurchased and retired                            --                --        (5,670,663)
Tax benefit associated with stock options                       --                --           154,601
                                                     -------------     -------------     -------------
BALANCE, September 30, 2000                          $  12,455,456     $  (1,904,123)    $ 119,596,910
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

        The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and nine month periods ended September 30, 2000 are not necessarily indicative of results to be anticipated for the year ending December 31, 2000, or other future periods.

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


3.      STOCKHOLDERS' EQUITY

        The Board of Directors declared a quarterly cash dividend of $.065 per share during the third quarter of 2000. A 10 percent stock dividend was also declared in the third quarter of 2000 and 1999. In addition, cash dividends of $.059 were declared in the first and second quarter of 2000. All per share amounts have been restated to retroactively reflect stock dividends.

4.      SUPPLEMENTAL CASH FLOW INFORMATION

        For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

        Bancorp paid $35,947,000 and $26,756,000 for interest in the nine months ended September 30, 2000 and 1999, respectively. Income taxes paid were $3,363,500 and $5,685,000 in the nine months ended September 30, 2000 and 1999, respectively.

5.      CONTINGENCIES AND LITIGATION

        Edward and Marianne Fischer v. West Coast Bank, Multnomah County Circuit Court, Case No. 9905-04969. On May 11, 1999, a husband and wife who loaned $4.6 million to a construction company filed suit in the Circuit Court of the State of Oregon for the County of Multnomah against the Bank alleging that they suffered damages as the result of the Bank failure to provide take-out funding to the construction company. The construction company defaulted on the $4.6 million loan. The loan was secured by an approximate 500 acre tract of land in Lincoln County, Oregon ("Lincoln County Property").

        On March 16, 2000, the Bank entered into a Settlement and Loan Purchase Agreement with Plaintiffs. Under the Agreement, the Bank paid to Plaintiffs $5.4 million, in exchange for Plaintiffs' transfer of all their rights, title and interest in the loan and the Lincoln County Property and a release of all Plaintiffs' claims against the Bank and its affiliates.

        Based on an appraisal of the property and related carrying, disposition, and other cost estimates, the Bank currently estimates the net book value of the Lincoln County Property at approximately $551,000. Accordingly, in connection with this settlement and its valuation of its interest in the Lincoln County Property, the Company expensed in its first quarter results the net effect of approximately $5 million, for this non-recurring item.

        The Bank has foreclosed on the Lincoln County Property pursuant to a sheriff's sale at which the Bank purchased the property. The Bank now has a deficiency claim against B.A.S.S. for approximately $2.7 million plus interest and costs. B.A.S.S. filed counterclaims against the Bank seeking damages in excess of $5 million. The Bank denies any liability to B.A.S.S. and will defend itself accordingly. Very little discovery has been taken regarding the B.A.S.S. counterclaims. Due to the uncertainties inherent in litigation, and the nascent stage of discovery, there are no assurances that this matter will not ultimately result in a loss that could materially affect the Company. However Bank management does not at this time expect a material loss.

6.      COMPREHENSIVE INCOME

        The components of other comprehensive income are as follows:

                                                                               Three months ended           Nine months ended
                                                                                  September 30,                September 30,
                                                                             ----------------------        ----------------------
(Dollars in thousands)                                                         2000           1999           2000           1999
----------------------                                                       -------        -------        -------        -------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period                  $ 2,797        $    12        $ 2,604        $(8,062)
Tax (provision) benefit                                                       (1,099)            (5)          (970)         3,075
                                                                             -------        -------        -------        -------
Unrealized holding gains (losses) arising during the period, after tax         1,698              7          1,634         (4,987)

Less:  Unrealized gains from change in accounting principle                       --             --             --            213
Tax provision                                                                     --             --             --            (82)
                                                                             -------        -------        -------        -------
Unrealized gains from change in accounting principle, net of tax                  --             --             --            131

Plus:  Reclassification adjustment for realized gains (losses)
   on sale of securities                                                          --            (69)          (221)           135
Tax benefit (provision)                                                           --             27             85            (51)
                                                                             -------        -------        -------        -------
Net realized (losses) gains                                                       --            (42)          (136)            84
                                                                             -------        -------        -------        -------
Other comprehensive income (loss), net of tax                                $ 1,698        $   (35)       $ 1,498        $(4,772)
                                                                             =======        =======        =======        =======

7.      EARNINGS PER SHARE

        The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                                      Weighted
                                                       Average    Per Share
                                     Net Income         Shares       Amount
                                     ---------------------------------------
                                      Three months ended September 30, 2000
                                     ---------------------------------------
Basic earnings ...............       $3,988,184       16,711,266       $0.24
Stock options ................                            78,834
Diluted earnings .............       $3,988,184       16,790,100       $0.24

                                      Three months ended September 30, 1999
                                     ---------------------------------------
Basic earnings ...............       $4,256,443       16,961,248       $0.25
Stock options ................                           350,413
Diluted earnings .............       $4,256,443       17,311,661       $0.25


                                                       Weighted
                                                        Average      Per Share
                                     Net Income         Shares         Amount
                                     -----------------------------------------
                                       Nine months ended September 30, 2000
                                     -----------------------------------------
Basic earnings ...............       $8,751,549       16,821,069         $0.52
Stock options ................                           133,276
Diluted earnings .............       $8,751,549       16,954,345         $0.52

                                        Nine months ended September 30, 1999
                                     -----------------------------------------
Basic earnings ...............       $13,131,937        17,059,197       $0.77
Stock options ................                             417,612
Diluted earnings .............       $13,131,937        17,476,809       $0.75





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

(Dollars in thousands)                            Three months ended September 30, 2000
----------------------                --------------------------------------------------------------
                                       Banking           Other         Intersegment      Consolidated
                                      ----------       ----------       ----------        ----------
Interest income ...............       $   27,297       $       39       $      (15)       $   27,321
Interest expense ..............           12,508               --              (15)           12,493
                                      ----------       ----------       ----------        ----------
     Net interest income ......           14,789               39               --            14,828
                                      ----------       ----------       ----------        ----------
Provision for loan loss .......              280               --               --               280
Noninterest income ............            3,282              471              (35)            3,718
Noninterest expense ...........           11,932              437              (35)           12,334
                                      ----------       ----------       ----------        ----------
     Income before income taxes            5,859               73               --             5,932
Provision for income taxes ....            1,916               28               --             1,944
                                      ----------       ----------       ----------        ----------
Net income ....................       $    3,943       $       45       $       --        $    3,988
                                      ==========       ==========       ==========        ==========

Depreciation and amortization .       $    1,080       $        1       $       --        $    1,081
Assets ........................       $1,366,586       $    5,782       $   (4,510)       $1,367,858
Loans, net ....................       $  990,080       $       --       $       --        $  990,080
Deposits ......................       $1,102,941       $       --       $   (3,940)       $1,099,001
Equity ........................       $  114,842       $    4,755       $      N/A        $  119,597


(Dollars in thousands)                         Three months ended September 30, 1999
----------------------                ---------------------------------------------------------------
                                       Banking            Other         Intersegment      Consolidated
                                      ----------       ----------        ----------        ----------
Interest income ...............       $   23,968       $       51        $      (26)       $   23,993
Interest expense ..............            9,085               --               (26)            9,059
                                      ----------       ----------        ----------        ----------
     Net interest income ......           14,883               51                --            14,934
                                      ----------       ----------        ----------        ----------
Provision for loan loss .......              450               --                --               450


Noninterest income ............            3,604              459              (114)            3,949
Restructuring charges .........               --               --                --                --
Noninterest expense ...........           11,730              649              (114)           12,265
                                      ----------       ----------        ----------        ----------
     Income before income taxes            6,307             (139)               --             6,168
Provision for income taxes ....            1,962              (50)               --             1,912
                                      ----------       ----------        ----------        ----------
Net income ....................       $    4,345       $      (89)       $       --        $    4,256
                                      ==========       ==========        ==========        ==========

Depreciation and amortization .       $    1,013       $        1        $       --        $    1,014
Assets ........................       $1,288,860       $    6,384        $   (4,658)       $1,290,586
Loans, net ....................       $  904,765       $       --        $       --        $  904,765
Deposits ......................       $1,083,049       $       --        $   (4,554)       $1,078,495
Equity ........................       $  110,238       $    6,701        $      N/A        $  116,939

(Dollars in thousands)                         Nine months ended September 30, 2000
----------------------                --------------------------------------------------------------
                                       Banking           Other         Intersegment      Consolidated
                                      ----------       ----------       ----------        ----------
Interest income ...............       $   80,708       $      124       $      (56)       $   80,776
Interest expense ..............           35,557                3              (56)           35,504
                                      ----------       ----------       ----------        ----------
     Net interest income ......           45,151              121               --            45,272
                                      ----------       ----------       ----------        ----------
Provision for loan loss .......            1,648               --               --             1,648
Noninterest income ............            9,051            1,549             (103)           10,497
Noninterest expense ...........           39,963            1,465             (103)           41,325
                                      ----------       ----------       ----------        ----------
     Income before income taxes           12,591              205               --            12,796
Provision for income taxes ....            3,966               78               --             4,044
                                      ----------       ----------       ----------        ----------
Net income ....................       $    8,625       $      127       $       --        $    8,752
                                      ==========       ==========       ==========        ==========

Depreciation and amortization .       $    3,241       $        4       $       --        $    3,245
Assets ........................       $1,366,586       $    5,782       $   (4,510)       $1,367,858
Loans, net ....................       $  990,080       $       --       $       --        $  990,080
Deposits ......................       $1,102,941       $       --       $   (3,940)       $1,099,001
Equity ........................       $  114,842       $    4,755       $      N/A        $  119,597


(Dollars in thousands)                         Nine months ended September 30, 1999
----------------------                ----------       ----------        ----------        ----------
                                       Banking           Other          Intersegment      Consolidated
                                      ----------       ----------        ----------        ----------
Interest income ...............       $   71,548       $      156        $      (78)       $   71,626
Interest expense ..............           26,830               --               (78)           26,752
                                      ----------       ----------        ----------        ----------
     Net interest income ......           44,718              156                --            44,874
                                      ----------       ----------        ----------        ----------
Provision for loan loss .......            1,410               --                --             1,410


Noninterest income ............           11,361            1,611              (245)           12,727
Restructuring charges .........              708               --                --               708
Noninterest expense ...........           34,717            1,916              (245)           36,388
                                      ----------       ----------        ----------        ----------
     Income before income taxes           19,244             (149)               --            19,095
Provision for income taxes ....            6,017              (54)               --             5,963
                                      ----------       ----------        ----------        ----------
Net income ....................       $   13,227       $      (95)       $       --        $   13,132
                                      ==========       ==========        ==========        ==========

Depreciation and amortization .       $    2,935       $       20        $       --        $    2,955
Assets ........................       $1,288,860       $    6,384        $   (4,658)       $1,290,586
Loans, net ....................       $  904,765       $       --        $       --        $  904,765
Deposits ......................       $1,083,049       $       --        $   (4,554)       $1,078,495
Equity ........................       $  110,238       $    6,701        $      N/A        $  116,939

Item 2.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD LOOKING STATEMENT DISCLOSURE

        In addition to historical information, this quarterly report contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing Bancorp of the protections of the safe harbor provisions of the PSLRA. The forward looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such a material difference include, but are not limited to, those discussed in this section of the report. In addition, the following items are among the factors that could cause actual results to differ materially from the forward looking statements in this report: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date of the filing. Bancorp undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.

RESULTS OF OPERATIONS

Three months ended September 30, 2000 and 1999

        Net Income. Bancorp reported net income of $3,988,000, or $.24 per diluted share, for the three months ended September 30, 2000, compared to $4,256,000, or $.25 per diluted share, for the three months ended September 30, 1999. Net interest income decreased slightly in the third quarter of 2000 over the comparable period in 1999, due mainly to increased volumes and average rates paid on interest bearing liabilities, as well as changes in the mix of interest bearing liabilities partly offset by higher loan volumes and average rates earned on interest earning assets. Noninterest income decreased mainly due to lower revenues generated from sales of loans, partly offset by higher service charges on deposit accounts and sales of investment products. Additionally, in the third quarter of 1999, Bancorp recognized a gain on sale of certain real estate assets. Total noninterest expenses increased slightly in the third quarter of 2000 over the like period in 1999, due to increased equipment expense, check processing fees and professional fees, offset in part by lower compensation costs.

        Net Interest Income. Net interest income is the difference between interest income (principally from loan and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume is the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread is the differences between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin is net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities. Bancorp's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Bancorp is liability sensitive, meaning that interest bearing liabilities mature or reprice more quickly than interest earning assets in a given period. Therefore, a significant increase in the market rates of interest could adversely affect net interest income. In contrast, a decreasing interest rate environment, or a less inverse or steepening interest rate yield curve may slightly improve Bancorp's margin. Competition, the economy, and the status of the interest rate environment also impact Bancorp's net interest income in any period.

        Net interest income on a tax equivalent basis for the three months ended September 30, 2000, decreased $101,000, or 0.07%, to $15,390,000 from
$15,491,000 for the same period in 1999. The decrease was due mainly to increases in volumes and rates paid on interest bearing liabilities as well as changes in the mix of interest bearing liabilities, partly offset by increases in both volume and yields on interest earning assets. Average yields on earning assets increased to 8.83% in the third quarter of 2000 from 8.42% in 1999. Average interest earning assets increased $99.2 million, or 8.57%, to $1.26 billion in the third quarter of 2000, from $1.16 billion for the same period in 1999, while average interest bearing liabilities increased $98.9 million or 10.64%. Average rates paid on interest bearing liabilities increased 96 basis points in the third quarter of 2000, to 4.83% from 3.87% for the like period in 1999. The average net interest spread decreased from 4.55% to 4.00% in the third quarter of 2000 compared to 1999, mainly due to increases in average volumes and rates paid on interest bearing liabilities. Bancorp's net interest margin for the three months ended September 30, 2000, was 4.87%, a decrease of 44 basis points from 5.31% for the comparable period of 1999. The decreases in Bancorp's net interest margin and related yields or spreads are due mainly to a changing interest rate environment, increased pricing competition, a shift in asset mix, and an increased dependence on borrowed funds during the period. Given these factors, and the interest rate environment, continued strong competition in the markets it serves, and other economic factors, Bancorp could see further decreases in net interest margin.

        Analysis of Net Interest Income The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

                                                  Three months ended
(Dollars in thousands)                               September 30,
                                           ----------------------------------          Increase
                                               2000                 1999              (Decrease)                 Change
                                           -------------        -------------        -------------                -----
Interest and fee income (1) ........       $      27,884        $      24,550        $       3,334                13.58%
Interest expense ...................              12,494                9,059                3,435                37.92%
                                           -------------        -------------        -------------
Net interest income ................       $      15,390        $      15,491        $        (101)                0.07%
                                           =============        =============        =============

Average interest earning assets ....       $   1,256,343        $   1,157,133        $      99,210                 8.57%
Average interest bearing liabilities       $   1,028,226        $     929,331        $      98,895                10.64%
Average interest earning assets/
     interest bearing liabilities ..              122.19%              124.51%               (2.32)
Average yields earned (2) ..........                8.83%                8.42%                0.41
Average rates paid (2) .............                4.83%                3.87%                0.96
Net interest spread (2) ............                4.00%                4.55%               (0.55)
Net interest margin (2) ............                4.87%                5.31%               (0.44)

        (1) Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis in 2000 and 34% in 1999.

        (2) These ratios for the three months ended September 30, 2000 and 1999 have been annualized.

        Provision for Loan Loss. Bancorp recorded provisions for loan losses for the third quarter of 2000 and 1999 of $280,000 and $450,000, respectively. Net charge-offs for the third quarter of 2000 were $274,000, compared to net charge-offs of $575,000 for the same period in 1999. At September 30, 2000, the percentage of non-performing assets was 0.35% of total assets, compared to 0.41% one year earlier. Bancorp's allowance for loan losses, as a percentage of total loans was 1.40% at September 30, 2000, compared to 1.41% at September 30, 1999.

        Noninterest Income. Noninterest income for the third quarter of 2000 was $3,718,000, down $231,000, or 5.85%, from $3,949,000 in the like period in 1999.
Gains on sales of loans decreased $390,000, to $336,000 in 2000, from $726,000 in 1999. The decrease in gains on sales of loans was due mainly to decreased sales activity in the secondary residential real estate programs, predominantly caused by the higher interest rate environment in 2000. Service charges on deposit accounts increased to $1,358,000, an 21.40% increase over the same period in 1999, caused mainly by fluctuations in customer activity and deposit volume, as well as increased fees and fee collection efforts. Other service charges, commissions, and fees increased $163,000, to $1,262,000, from $1,099,000 or 14.80%, in 2000 over 1999. The increase in other service charges, commissions, and fees was due to increased sales activity, resulting in higher net revenues for investment sales commissions and merchant bankcard activities. Trust revenue increased slightly during the third quarter of 2000, as compared to the same period in 1999, due in part to fee adjustments and changes in the market value of assets managed. Loan servicing fees increased slightly in 2000 compared to the like period in 1999. Other noninterest income decreased in the third quarter of 2000, compared to 1999 due mainly to the sale of real estate property in the third quarter of 1999. No securities were sold in the third quarter of 2000, compared with a loss on sales of securities of $69,000 in the third quarter of 1999.

        Noninterest Expense. Noninterest expense for the third quarter ending September 30, 2000 was $12,334,000, a decrease of $69,000, or 0.57%, over the same period in 1999. Bancorp's salaries and employee benefits decreased $561,000, or 8.45%, to $6,070,000 in the third quarter of 2000, from $6,631,000 for the like period in 1999. Salary and employee benefit expense has declined primarily as a result of decreases in the level of staffing in the period, and lower variable compensation costs, offset by severance costs and changes in salary and compensation structure. At September 30, 2000, Bancorp employed 567 staffing positions compared to 656 at September 30, 1999. Bancorp's staffing reductions have been primarily administrative in nature. Bancorp has continued to expand its products, services, and branch network over the previous year. Equipment and occupancy expenses increased in the third quarter of 2000 compared to the same period in 1999, due in part to the opening of two new branches and improvements to certain branch locations. Equipment expense increased $198,000 or 16.78% in the third quarter of 2000 over 1999, as Bancorp has continued to invest in technological improvements and expansion. Bancorp introduced internet-based banking for business customers during the third quarter of 2000. Occupancy expenses were higher in the third quarter of 2000 over the same period in 1999, due mainly to growth and expansion, including additions of new branches, a new loan servicing center, and other products and services. Professional fees incurred for services from directors, outside consultants, accountants, and attorneys, increased to $510,000 in the third quarter of 2000, compared to $403,000 in the third quarter of 1999, due primarily to increased utilization of outside consultants to enhance information systems, streamline product offerings and improve operational processes. Marketing expenses increased slightly in the third quarter of 2000 over the same period in 1999. In 2000, Bancorp has adjusted its marketing strategy associated with marketing its new bank name and company expansion. Communication expense and printing and office supplies expense decreased slightly in the third quarter of 2000 compared to 1999, due to improved utilization of communication technology and data lines. Other noninterest expenses were higher in the quarter ended September 30, 2000, due to changes in check processing, increases in other loan expenses and other enhancements to services provided.

Nine months ended September 30, 2000 and 1999

        Net Income. Bancorp reported net income of $8,752,000, or $.52 per diluted share, for the nine months ended September 30, 2000, compared to $13,132,000, or $.75 per diluted share, for the nine months ended September 30, 1999. The 2000 year to date results include a nonrecurring charge of $4,946,000 ($3,051,000 after income taxes) related to litigation settlement charges in the first quarter of 2000. The 2000 year-to-date results also include after tax non-recurring charges of $586,000 relating to severance expenses and losses on the sale of investments. The 1999 year-to-date results include $888,000 in non-recurring and restructuring charges ($558,000 after tax) resulting from marketing costs to promote the West Coast Bank name and restructuring expenses associated with Bancorp's consolidation of its subsidiary banks. The 1999 year to date results also include after tax gains on sales of securities of $84,000. After adjusting for year to date non-recurring events, adjusted operating net income for the first nine months of 2000 was $12,389,000 or $.73 per diluted share, compared to adjusted 1999 results of $13,605,000 or $.78 per diluted share. Net interest income increased in the first nine months of 2000 over the comparable period in 1999, due mainly to higher loan volumes partly offset by increased volumes and average rates paid on interest bearing liabilities, as well as changes in the mix of interest bearing liabilities. Noninterest income decreased mainly due to lower revenues generated from sales of loans and sales of securities, partially offset by higher service charges. Total noninterest expenses increased due to the litigation settlement charges and higher check processing fees, offset partially by decreased salaries and employee benefits.

        Net Interest Income. Net interest income on a tax equivalent basis for the nine months ended September 30, 2000, increased $386,000, or 0.83%, to $46,979,000 from $46,593,000 for the same period in 1999. The increase in net interest income was due mainly to increases in volumes of interest earning assets offset partly by volumes and rates paid on interest bearing liabilities as well as changes in the mix of interest bearing liabilities. Average yields on earning assets increased to 8.76% in the first nine months of 2000, compared to 8.52% one year earlier. Average interest earning assets increased $107.7 million, or 9.36%, to $1.26 billion in first nine months of 2000, from $1.15 billion for the same period in 1999, while average interest bearing liabilities increased $108.4 million or 11.67%. Average rates paid on interest bearing liabilities increased 72 basis points in the first nine months of 2000 to 4.58% from 3.86% for the like period in 1999. The average net interest spread decreased from 4.66% to 4.18% in the first nine months of 2000 compared to 1999, mainly due to increases in average volumes and rates paid on interest bearing liabilities. Bancorp's net interest margin for the nine months ended September 30, 2000, was 4.99%, a decrease of 42 basis points from 5.41% for the comparable period of 1999. The decrease in Bancorp's net interest margin and related yields or spreads are due mainly to a changing interest rate environment, increased pricing competition, a shift in its asset mix, and an increased dependence on borrowed funds during the period. Given these factors, and the interest rate environment, continued strong competition in the markets it serves, and other economic factors, Bancorp could see further decreases in net interest margin.

        Analysis of Net Interest Income The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

                                                   Nine months ended
(Dollars in thousands)                               September 30,
----------------------                     ----------------------------------          Increase
                                               2000                 1999              (Decrease)                Change
                                           -------------        -------------        -------------              ------
Interest and fee income (1) ........       $      82,484        $      73,345        $       9,139              12.46%
Interest expense ...................              35,505               26,752                8,753              32.72%
                                           -------------        -------------        -------------
Net interest income ................       $      46,979        $      46,593        $         386               0.83%
                                           =============        =============        =============

Average interest earning assets ....       $   1,258,190        $   1,150,525        $     107,665               9.36%
Average interest bearing liabilities       $   1,035,785        $     927,414        $     108,371              11.67%
Average interest earning assets/
     interest bearing liabilities ..              121.47%              124.06%               (2.59)
Average yields earned (2) ..........                8.76%                8.52%                0.24
Average rates paid (2) .............                4.58%                3.86%                0.72
Net interest spread (2) ............                4.18%                4.66%               (0.48)
Net interest margin (2) ............                4.99%                5.41%               (0.42)

        (1) Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis in 2000 and 34% in 1999.

        (2) These ratios for the nine months ended September 30, 2000 and 1999 have been annualized.

        Provision for Loan Loss. Bancorp recorded provisions for loan losses for the nine months ended September 30, 2000 and 1999 of $1,648,000 and $1,410,000, respectively. Net charge-offs through September 30, 2000 were $1,038,000, compared to net charge-offs of $930,000 for the same period in 1999

        Noninterest Income. Noninterest income for the first nine months of 2000 was $10,497,000, down $2,230,000, or 17.53%, from $12,727,000 in the like period in 1999. Gains on sales of loans decreased $2,130,000, to $841,000 in 2000, from $2,971,000 in 1999. The decrease in gains on sales of loans was due mainly to decreased sales activity in the secondary residential real estate programs, predominantly caused by the higher interest rate environment in 2000. Service charges on deposit accounts increased to $3,925,000, an 14.73% increase over the same period in 1999, caused mainly by fluctuations in customer activity and deposit volume, as well as increased fees and fee collection efforts. Other service charges, commissions, and fees increased $398,000, to $3,610,000, from $3,212,000 or 12.40%, in 2000 over 1999. The increase in other service charges, commissions, and fees was due to increased sales activity, resulting in higher net revenues for brokerage commissions and merchant bankcard activities. Trust revenue decreased slightly during the first nine months of 2000, as compared to the same period in 1999, due in part to fee adjustments and changes in the market value of assets managed. Loan servicing fees increased slightly the first nine months in 2000, compared to 1999. Other noninterest income decreased in 2000, compared to 1999, due to gains on sales of certain real estate assets in the nine months ended 1999. A loss on securities sold of $221,000 was incurred during the first nine months of 2000, while net gains on the sales of securities were $135,000 in 1999.

        Noninterest Expense. Noninterest expenses for the nine months ended September 30, 2000 were $41,325,000, an increase of $4,229,000, or 11.40%, over the same period in 1999. A one-time expense related to litigation settlement charges of $4,946,000 ($3,051,000 after income taxes) impacted the first nine months of 2000, while a restructuring charge of $888,000 ($558,000 after income taxes) impacted 1999 due to the Company's consolidation of its subsidiary banks. Bancorp's salaries and employee benefits decreased $1,502,000, or 7.48%, to $18,567,000 in 2000, from $20,069,000 for the like period in 1999. Salary and employee benefit expense has declined primarily as a result of decreases in the level of staffing in the period and significantly lower variable compensation costs, offset in part by severance costs and changes in salary and compensation structure. Equipment expenses increased in the first nine months of 2000 compared to the same period in 1999, due in part to the opening of two new branches and improving certain branch locations. Equipment expense increased $369,000 or 10.08% in the first nine months of 2000 over 1999, as Bancorp has continued to invest in technological improvements and expansion. Occupancy expenses were higher in the first nine months of 2000 compared with the same period in 1999, due mainly to growth and expansion including additions of new branches, a new loan servicing center, and products and services over the period. Communication expense decreased in the first nine months of 2000 compared to 1999. Marketing expenses decreased in the first nine months of 2000 over the same period in 1999. In 2000, Bancorp has adjusted its marketing strategy associated with marketing its new bank name and company expansion. Professional fees incurred for services from directors, outside consultants, accountants, and attorneys, increased to $1,333,000 in the first nine months of 2000, compared to $1,086,000 during the same period in 1999, due in part to increased utilization of outside consultants to enhance information systems and improve operational processes. Other noninterest expenses were higher in the first nine months of 2000 due primarily to increased expenses for check processing and enhanced courier services.



RESTRUCTURING CHARGES

        The year to date 1999 results were impacted by one-time costs resulting from the consolidation of our subsidiary banks into one entity, called West Coast Bank. The consolidation was completed on December 31, 1998, and the conversions were completed in 1999. Of the one-time expenses, $708,000 was recognized in the first three quarters of 1999. There were no restructuring charges incurred in 2000.

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

The following table summarizes accrued restructuring charge activity:

(Dollars in thousands)                                             September 30, 2000
----------------------                                             ------------------
Balance, accrued restructuring charges, December 31, 1999 .......       $315
Provision for restructure charges third quarter 2000 ............         --
Utilization first quarter 2000:
     Cash .......................................................        315
     Noncash ....................................................         --
                                                                        ----
Total Utilization ...............................................        315
                                                                        ----
Balance, accrued restructuring charges, September 30, 2000 ......       $ --
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

INCOME TAXES

        During the first nine months of 2000, due to a decrease in net income before taxes and changes in the mix of taxable and nontaxable income items, the provision for income taxes decreased from 1999. We anticipate that Bancorp's tax expense will increase in future periods, both due to an increase in income before taxes and a smaller percentage of Bancorp's income being generated from tax exempt items.

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

        Deposits are Bancorp's primary source of new funds. Total deposits were $1.099 billion at September 30, 2000, compared to $1.081 billion at December 31, 1999. At September 30, 2000, Bancorp used no brokered deposits, but we may accept such deposits in the future. We have focused on attracting deposits in the market area we serve through competitive pricing and delivery of a quality product.

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

CAPITAL RESOURCES

        The Federal Reserve Bank (FRB) and the Federal Deposit Insurance Corporation (FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of September 30, 2000, Bancorp and the Bank are considered "Well Capitalized" under the regulatory risk based capital guidelines.

        Shareholders' equity increased to $119.6 million at September 30, 2000, from $116.8 million at December 31, 1999, an increase of $2.8 million. The increase is due to net income, an increase in the unrealized gain on securities available for sale, offset by cash dividends and Bancorp's activity in its stock repurchase program. Unrealized gain At September 30, 2000, Bancorp's shareholders' equity, as a percentage of total assets, was 8.74%, compared to 8.62% at December 31, 1999. The increase was primarily the result of Bancorp's equity base increasing at a higher rate than total assets. Equity increased 2.4% over the period from December 31, 1999, to September 30, 2000, while assets increased by 1.0% over the same period. As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.

(Dollars in thousands)                       September 30, 2000
----------------------                     ----------------------
                                             Amount         Ratio
                                           ----------       -----
Tier 1 capital .....................       $  119,929       10.76%
Tier 1 capital minimum requirement .           44,593        4.00%
                                           ----------       -----
  Excess over minimum Tier 1 capital       $   75,336        6.76%
                                           ==========       =====

Total capital ......................       $  133,866       12.01%
Total capital minimum requirement ..           89,185        8.00%
                                           ----------       -----
  Excess over minimum total capital        $   44,681        4.01%
                                           ==========       =====

Risk-adjusted assets ...............       $1,114,818
                                           ==========

Leverage ratio .....................                         8.83%
Minimum leverage requirement .......                         3.00%
                                                            -----
  Excess over minimum leverage ratio                         5.83%
                                                            =====

Risk-adjusted total assets .........       $1,358,101
                                           ==========

LENDING AND CREDIT MANAGEMENT

                Interest earned on the loan portfolio is the primary source of Bancorp's income. Net loans represented 72.4% of total assets as of September 30, 2000. A certain degree of credit risk is inherent in our lending activities. This risk is managed through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Through the credit review function, the Bank is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. As part of our ongoing lending process, internal risk ratings are assigned to each commercial and commercial real estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis.

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

        The composition of the Banks' loan portfolio is as follows:

(Dollars in thousands)                   September 30, 2000                December 31, 1999
----------------------               -------------------------         -------------------------
                                       Amount           Percent           Amount         Percent
                                     -----------        -------        -----------       -------
Commercial ...................       $   158,912         16.05%        $   157,912         16.40%
Real estate construction .....           115,884         11.70             124,102         12.89
Real estate mortgage .........            99,018         10.00             101,579         10.55
Real estate commercial .......           576,510         58.23             531,600         55.21
Installment and other consumer            53,846          5.44              61,104          6.35
                                     -----------        ------         -----------        ------
Total loans ..................         1,004,170        101.42             976,297        101.40

Allowance for loan losses ....           (14,090)        (1.42)            (13,480)        (1.40)
                                     -----------        ------         -----------        ------

Total loans, net .............       $   990,080        100.00%        $   962,817        100.00%
                                     ===========        ======         ===========        ======

        Nonperforming assets consist of the following:

(Dollars in thousands)                                              September 30,  December 31,
                                                                        2000          1999
                                                                    -------------  ------------
Loans on nonaccrual status .....................................       $4,120        $4,316
Loans past due greater than 90 days but not on nonaccrual status          145             8
Other real estate owned ........................................          544           325
                                                                       ------        ------
Total nonperforming assets .....................................       $4,809        $4,649
                                                                       ======        ======

Percentage of nonperforming assets to total assets .............          .35%          .34%

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

        At September 30, 2000, we were not aware of any concentration of loans exceeding 10 percent of the total loans to a multiple number of borrowers engaged in a similar business. At September 30, 2000 and December 31, 1999, the Bank had no bankers acceptances.


        As of September 30, 2000, the Bank had outstanding loans to persons serving as directors, officers, principal shareholders and their related interests. These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Bank.

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

        -       segments and The unallocated allowance.

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

        At September 30, 2000, the Bank's allowance for loan losses was $14.1 million, consisting of a $13.4 million formula allowance, a $324,000 specific allowance and a $429,000 unallocated allowance. At December 31, 1999, our allowance for loan losses was $13.5 million, consisting of a $12.8 million formula allowance, a $525,000 specific allowance and a $210,000 unallocated allowance. The changes in the allocation of the allowance for loan losses in the third quarter of 2000 were due primarily to additions to the loan portfolio, turnover in our non-performing loans, and charge-off activity.

        Changes in the allowance for loan losses are as follows:

                                                           Nine months ended      Year ended
(Dollars in thousands)                                    September 30, 2000   December 31, 1999
----------------------                                    ------------------   -----------------
Loans outstanding at end of period ....................       $ 1,004,170         $   976,297

Average loans outstanding during the period ...........       $ 1,000,489         $   904,931

Allowance for loan losses, beginning of period ........       $    13,480         $    12,453
Recoveries:
  Commercial ..........................................                46                 129
  Real Estate .........................................               240                  58
  Installment and consumer ............................                34                  77
                                                              -----------         -----------
  Total recoveries ....................................               320                 264
Loans charged off:
  Commercial ..........................................               761                 450
  Real Estate .........................................                55                 487
  Installment and consumer ............................               542                 490
                                                              -----------         -----------
  Total loans charged off .............................             1,358               1,427
                                                              -----------         -----------
Net loans charged off .................................            (1,038)             (1,163)

Provision for loan losses .............................             1,648               2,190
                                                              -----------         -----------

Allowance for loan losses, end of period ..............       $    14,090         $    13,480
                                                              ===========         ===========

Ratio of net loans charged off
  to average loans outstanding (1) ....................               .14%                .13%

Ratio of allowance for loan losses
  to loans outstanding at end of period ...............              1.40%               1.38%

(1) The ratio for the nine months ended September 30, 2000 has been annualized.

        At September 30, 2000, Bancorp's allowance for loan loss was $14.1 million, or 1.40% of total loans, and 293.00% of total nonperforming assets, compared with an allowance for loan losses at December 31, 1999 of $13.5 million, or 1.38% of total loans, and 289.95% of total nonperforming assets.

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

        During the third quarter of 2000, net loans charged off were $274,000, compared to $575,000 for the same period in 1999. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.14% at September 30, 2000, and September 30, 1999. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

        At September 30, 2000, the provision for loan loss exceeded the net loans charged off during the year, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the loan portfolio. There can be no assurance that the adverse impact to Bancorp, if any, of these conditions will not be in excess of the range set forth above. Readers are referred to management's "Forward Looking Statement Disclosure" in connection with this section.

INVESTMENT PORTFOLIO

        The carrying value of the Banks' investment portfolio is as follows:

                                                              September 30,    December 31,
(Dollars in thousands)                                            2000             1999
----------------------                                        ------------     ------------
Investments available for sale (At Fair Value)
U.S. Treasury securities ..............................         $      0         $    501
U.S. Government agency securities .....................          103,445          100,408
Corporate securities ..................................           25,551           34,340
Mortgage-backed securities ............................            9,362            9,235
Obligations of state and political subdivisions .......           94,186           95,946
Equity and other securities ...........................           15,681           15,179
                                                                --------         --------

       Total Investment Portfolio .....................         $248,225         $255,609
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

        Bancorp is currently liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period, therefore, a significant increase in market rates of interest could adversely affect net interest income. In contrast, a decreasing rate environment, a less inverse or steepening interest rate yield curve may slightly improve Bancorp's margin. Bancorp attempts to continue to limit its interest rate risk exposure through managing repricing characteristics of its assets and liabilities. The change in mix between borrowed funds and core deposits has increased our liability sensitivity. Bancorp has placed increased emphasis on variable rate loan product and non-interest revenue products less impacted by changing interest rates to additionally stabilize earnings strength.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

        West Coast Bank v. B.A.S.S. Construction Co., et. al., Lincoln County Circuit Court Case No. 992167. This case arose out of an earlier dispute with Edward and Marianne Fischer that has now been settled. The Fischers loaned $4.6 million to B.A.S.S. Construction Company. The loan was secured by an approximate 500 acre tract of land in Lincoln County, Oregon ("Lincoln County Property"). B.A.S.S. defaulted on the $4.6 million loan. The Fischers then filed suit against the Bank alleging that the Bank failed to provide promised take-out funding to B.A.S.S. In March 2000 the Bank settled the Fischer case and obtained the Fischers' rights to collect the $4.6 million loan to B.A.S.S. and to foreclose on the Lincoln County Property.

        The Bank has foreclosed on the Lincoln County Property pursuant to a sheriff's sale at which the Bank purchased the property. The Bank now has a deficiency claim against B.A.S.S. for approximately $2.7 million plus interest and costs. B.A.S.S. filed counterclaims against the Bank seeking damages in excess of $5 million. The Bank denies any liability to B.A.S.S. and will defend itself accordingly. Very little discovery has been taken regarding the B.A.S.S. counterclaims. Due to the uncertainties inherent in litigation, and the nascent stage of discovery, there are no assurances that this matter will not ultimately result in a loss that could materially affect the Company. However Bank management does not at this time expect a material loss.

        This section contains certain "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995 ("PSLRA"). This statement is included for the express purpose of availing the Bank of the protections of the safe harbor provisions of the PSLRA. The forward looking statements contained in this section are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such a material difference include, but are not limited to, facts and events currently unknown to management that may surface in connection with the B.A.S.S. counterclaims or the Lincoln County Property, and other risks inherent in litigation. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management's analysis only as of the date of the statement. The Bank undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents Bancorp files from time to time with the Securities and Exchange Commission.

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

        27      Financial Data Schedule for Form 10-Q.

(b) During the three months ended September 30, 2000, West Coast Bancorp filed the following current report on Form 8-K:

        None.





SIGNATURES

As required by the Securities Exchange Act of 1934, this report is signed on registrant's behalf by the undersigned authorized officers.

                                            WEST COAST BANCORP
                                            (Registrant)



Dated:  November 13, 2000                  /s/ Robert D. Sznewajs
                                           ------------------------------------
                                           Robert D. Sznewajs
                                           Chief Executive Officer and President



Dated:  November 13, 2000                   /s/ Anders Giltvedt
                                            ------------------------------------
                                            Anders Giltvedt
                                            Executive Vice President and Chief
                                            Financial Officer