Form 10-K
period 2000-12-31
WEST COAST BANCORP /NEW/OR/
filed 2001-03-01
CIK 717059

                                    FORM 10-K


              [X] Annual Report Pursuant to Section 13 or 15(d) of
                       The Securities Exchange Act of 1934

   For the fiscal year ended December 31, 2000 Commission file number 0-10997

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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        The approximate aggregate market value of Registrant's Common Stock held by non-affiliates of the Registrant on January 31, 2001, was $168,816,000. The number of shares of Registrant's Common Stock outstanding on January 31, 2001, was 16,370,000.


                       DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the West Coast Bancorp Definitive Proxy Statement for the 2001 annual meeting of shareholders are incorporated by reference into Part III of Form 10-K.

                                      INDEX

PART I                                                                                     PAGE
------                                                                                     ----

Item 1.    BUSINESS..........................................................................2
               General.......................................................................2
               Recent Developments...........................................................2
               Subsidiaries..................................................................3
               Employees.....................................................................4
               Competition...................................................................4
               Governmental Policies.........................................................5
               Supervision and Regulation....................................................5

Item 2.    PROPERTIES........................................................................9

Item 3.    LEGAL PROCEEDINGS................................................................10

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..............................10


PART II
-------

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS..............................................................11

Item 6.    SELECTED FINANCIAL DATA..........................................................12

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS..............................................13

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.......................26

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA......................................29

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE..............................................53


PART III
--------

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...............................53

Item 11.   EXECUTIVE COMPENSATION...........................................................53

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
           MANAGEMENT.......................................................................53

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS...................................53


PART IV
-------

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
           FORM 8-K.........................................................................54

SIGNATURES..................................................................................55

EXHIBIT INDEX...............................................................................56

                                     PART I

ITEM 1. BUSINESS

                                     GENERAL

        West Coast Bancorp ("Bancorp," "Company," or the "registrant,") an Oregon corporation and a bank holding company, was organized in August of 1981 under the name "Commercial Bancorp." Commercial Bancorp merged with West Coast Bancorp, a one-bank holding company based in Newport, Oregon, on February 28, 1995. The combined corporation retained the name "West Coast Bancorp," and moved its headquarters to Lake Oswego, Oregon. References in this report to "we," "us," or "our" refer to Bancorp.

        Bancorp is headquartered in Lake Oswego, and its principal business activities are conducted through its full-service, commercial bank subsidiary West Coast Bank ("Bank"), an Oregon State-chartered bank with deposits insured by the Federal Deposit Insurance Corporation ("FDIC"). At December 31, 2000, the Bank had facilities in 32 cities and towns in western Oregon and western Washington, operating a total of 37 full-service and three limited-service branches. Bancorp also owns West Coast Trust Company, Inc. ("WCT" or "West Coast Trust") an Oregon trust company that provides agency, fiduciary and other related trust services. The market value of assets managed for others at December 31, 2000 totaled $252.1 million.

        Bancorp's primary business is conducted through the Bank and West Coast Trust. Bancorp's four former commercial bank subsidiaries were merged together under the name West Coast Bank, effective December 31, 1998 (the
"Consolidation"). For more information regarding the Consolidation, see below under "Recent Developments."

                               RECENT DEVELOPMENTS

RESULTS

        Bancorp's net income for 2000 was $11.6 million, or $.69 per diluted share, and its combined equity at December 31, 2000, was $121.3 million, with
16.4 million common shares outstanding and a book value of $7.39 per share. Net loans of $986.0 million at December 31, 2000, represented approximately 72.8% of total assets. Bancorp had deposits totaling $1.077 billion at year-end 2000. For more information regarding Bancorp's results, see "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Financial Statements and Supplementary Data," contained in this report.

CONSOLIDATION OF BANKING SUBSIDIARIES

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

CHANGES IN MANAGEMENT TEAM

        Robert D. Sznewajs was appointed President and Chief Executive Officer ("CEO") of the Bank and Bancorp on January 1, 2000. Mr. Sznewajs was also appointed a director of the Bank and Bancorp in January 2000. Donald A. Kalkofen resigned as Chief Financial Officer, effective March 31, 2000. On April 3, 2000, Anders Giltvedt was named Executive Vice President and Chief Financial Officer. Ronald T. Delude former Executive Vice President and Chief Operating Officer resigned as of May 31, 2000. On May 1, 2000, Brian Cooper was appointed Executive Vice President of Retail and Business Banking. Gregory B. Schumacher was appointed Vice President/Audit manager on May 26, 2000. Shauna L. Vernal resigned as General Counsel as of September 5, 2000. Richard R. Rasmussen was appointed Executive Vice President and General Counsel on October 11, 2000. Xandra T. McKeown was appointed Senior Vice President of Business Banking on November 9, 2000.

FUTURE EXPANSION STRATEGY

        Bancorp remains committed to community banking and intends West Coast Bank to remain community-focused. Bancorp's strategic vision includes expansion of business banking market penetration, as well as greater distribution capability in the Pacific Northwest. Bancorp will continue to seek acquisition opportunities with community banks that share its business philosophies. Bancorp also intends to grow its distribution and reach through development of new branch locations in key growth markets. Consistent with that strategy we announced our intention to open a new branch in Canby, Oregon, approximately mid-year 2001.

                                  SUBSIDIARIES

WEST COAST BANK

        West Coast Bank was originally organized in 1925 under the name "The Bank of Newport," and its head office is currently located in Lake Oswego, Oregon. The Bank conducts business through 40 branches located in western Oregon and southwestern Washington. The Oregon branches are located in the following cities and towns: Salem-four branches, Keizer-three branches, Newport-two branches, Clackamas, Dallas, Depoe Bay, Forest Grove, Hillsboro, King City, Lake Oswego, Lincoln City, McMinnville, Molalla, Monmouth, Newberg, North Plains, Portland, Silverton, Stayton, Sublimity, Tigard, Toledo, Waldport, Wilsonville, and Woodburn. The Bank's Washington branches are located in the following cities and towns: Vancouver-two branches, Olympia-two branches, Centralia, Chehalis, Hoodsport, Lacey, and Shelton. At December 31, 2000, the Bank had deposits totaling $1.077 billion and net loans totaling $986.0 million.

        The primary business strategy of the Bank is to provide comprehensive banking and related financial services tailored to individuals, professionals, and small to medium-sized businesses. The Bank emphasizes comprehensive product lines and convenient access typically associated with larger financial organizations, combined with the high quality service, decision making authority, market knowledge, and community orientation of a local financial institution. The Bank has significant focus on four targeted segments: 1) High value consumers (including the mature market), 2) smaller businesses with credit needs under $250,000, 3) medium-sized commercial businesses with credit needs over $250,000 up to $15 million, and 4) commercial real estate and construction-related businesses.

        For consumer banking customers, the Bank offers a variety of flexible checking and savings plans, as well as competitive borrowing solutions, including lines of credit, home equity loans, mortgages, credit cards, and other types of consumer loans. Customers have access to our products and services through a variety of convenient channels such as 24 hour a day, 7 days a week phone and Internet channels, as well as through ATMs (both shared and proprietary networks) and our 40 branch locations.

        For business banking customers, the Bank offers tailored deposit plans, packaged checking with sophisticated, Internet-based cash management and a full array of investment services all with online and/or CD-ROM information reporting. Customized financing packages for commercial, commercial real estate and construction purposes are developed from a suite of loan offerings, including: Short-to-intermediate term loans, inventory financing, equipment leasing, revolving lines-of-credit, SBA loans, business VISA credit cards, and other types of credit. The Bank's portfolio has some concentration in real estate-secured loans, construction loans, and agricultural and light manufacturing-related businesses.

        The Bank also operates a commercial real estate loan brokerage division, which originates and brokers commercial real estate loans to other banks, insurance companies, pension funds, and other sophisticated investors.

BANK MAIN OFFICE

        The principal office of the Bank is at 5335 Meadows Road, Suite 201, Lake Oswego, OR 97035 (503) 684-0884.

WEST COAST TRUST

        West Coast Trust provides trust services to individuals, partnerships, corporations, and institutions. WCT acts as fiduciary of estates and conservatorships, and as a trustee under various wills, trust, and pension and profit-sharing plans. Annuity products and services are available and offered through a third party broker-dealer with offices at certain bank branches. The main office of WCT is located at 301 Church Street, Salem, OR 97301 (503) 399-2993.

TOTTEN, INC.

        Totten, Inc. ("Totten"), a Washington corporation, is a subsidiary of Bancorp that serves as trustee under deeds of trust and holds certain real estate licenses.

CENTENNIAL FUNDING CORPORATION

        In September of 1995, Centennial Holdings, Ltd. ("CHL") acquired all of the outstanding stock of Centennial Funding Corporation, a Washington corporation and an FHA-approved mortgage lender that can make home loans and residential development loans. Following Bancorp's acquisition of CHL, Centennial Funding Corporation became a wholly owned subsidiary of Bancorp.

ELD, INC.

        ELD, Inc, a Washington corporation, is a wholly owned subsidiary of West Coast Bank. ELD, Inc. was incorporated by Centennial Bank in October, 1990 to conduct real estate reconveyances and to hold certain other property classified as other real estate owned. Following the Consolidation, ELD became West Coast Bank's subsidiary.

                                    EMPLOYEES

        At December 31, 2000, Bancorp and its subsidiaries had approximately 563 full-time equivalent employees. None of these employees are represented by labor unions. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, 401(k) plans, deferred compensation plans, restricted stock plan, stock option plans, and an optional employee stock purchase plan.

                                   COMPETITION

        The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages, and other financial institutions. Banking in Oregon and Washington is dominated by several significant banking institutions, including U.S. Bank, Wells Fargo Bank, Bank of America, and Washington Mutual Bank, which together account for a majority of the total commercial and savings bank deposits in Oregon and Washington. These competitors offer a greater number of branch locations (with statewide branch networks), the ability to offer higher lending limits, and a variety of services not offered by the Bank. Bancorp has attempted to offset some of the advantages of the larger competitors by arranging participations with other banks for loans above its legal lending limits, as well as leveraging technology and third party arrangements to better compete in targeted customer segments. Emphasis is placed on local banking featuring quality service, local responsive decision making, money reinvested into the community, and participation in nationwide services such as VISA, The Exchange, Interlink, Plus, and Accel.

        Bancorp anticipates that the level of consolidation among financial institutions in its market area will continue. Other financial institutions, many with substantially greater resources than Bancorp, compete in the acquisition market against Bancorp. Some of these institutions, among other items, have greater access to capital markets, larger cash reserves and a more liquid currency than Bancorp. Additionally, the rapid adoption of financial services through the internet has reduced the barrier to entry by financial services providers physically located outside our market area. Although Bancorp has been able to compete effectively in the financial services business in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

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

                           SUPERVISION AND REGULATION

GENERAL

INTRODUCTION

        We are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders. The discussion below describes and summarizes certain statutes and regulations. These descriptions and summaries are qualified in their entirety by reference to the particular statute or regulation. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may also be affected by changes in the policies of banking and other government regulators. We cannot accurately predict the nature or extent of the possible future effects on our business and earnings of changes in fiscal or monetary policies, or new federal or state laws and regulations.

CHANGES IN BANKING LAWS AND REGULATIONS

        The laws and regulations that affect banks and bank holding companies have recently undergone significant changes brought about by the Financial Services Modernization Act of 1999. Generally, the act (i) repeals the historical restrictions on preventing banks from affiliating with securities firms, (ii) provides a uniform framework for the activities of banks, savings institutions and their holding companies, (iii) broadens the activities that may be conducted by national banks and banking subsidiaries of bank holding companies, (iv) provides an enhanced framework for protecting the privacy of consumer information and (v) addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

        Bank holding companies which qualify and elect to become financial holding companies are permitted to engage in a wider variety of financial activities than permitted under previous law, particularly with respect to insurance and securities activities. In addition, in a change from previous law, bank holding companies will be in a position to be owned, controlled or acquired by any company engaged in financially related activities, so long as such company meets certain regulatory requirements. The act also permits national banks (and, in states with wildcard statutes, certain state banks), either directly or through operating subsidiaries, to engage in certain non-banking financial activities.

        We do not believe that the act will negatively affect our operations in the short term. However, to the extent the legislation permits banks, securities firms and insurance companies to affiliate, the financial services industry may experience further consolidation. This consolidation could result in a growing number of larger financial institutions that offer a wider variety of financial services than we currently offer, and these companies may be able to aggressively compete in the markets we currently serve.

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

        Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit Bancorp's ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

        Tying Arrangements. We are prohibited from engaging in certain tying arrangements in connection with any extension of credit, sale or lease of property or furnishing of services. For example, with certain exceptions, neither Bancorp nor its subsidiaries may condition an extension of credit to a customer on either (1) a requirement that the customer obtain additional services provided by us or (2) an agreement by the customer to refrain from obtaining other services from a competitor.

        Support of Subsidiary Banks. Under FRB policy, Bancorp is expected to act as a source of financial and managerial strength to the Bank. This means that Bancorp is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

        State Law Restrictions. As an Oregon corporation, Bancorp is subject to certain limitations and restrictions under applicable Oregon corporate law. For example, state law restrictions in Oregon include limitations and restrictions relating to indemnification of directors, distributions to shareholders, transactions involving directors, officers or interested shareholders, maintenance of books, records, and minutes, and observance of certain corporate formalities.

BANK REGULATION

        General. The Bank is an Oregon commercial bank operating in Oregon and Washington with deposits insured by the FDIC. As a result, the Bank is subject to supervision and regulation by the Oregon Department of Consumer and Business Services, the Washington Department of Financial Institutions, and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe constitute unsafe or unsound banking practices.

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

        Under FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

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

DIVIDENDS

        The principal source of Bancorp's cash reserves are dividends received from the Bank. The payment of dividends is subject to government regulation, in that regulatory authorities may prohibit banks and bank holding companies from paying dividends in a manner that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Oregon Law also limits a bank's ability to pay dividends. Under these restrictions, as of December 31, 2000, the Bank could have declared dividends of approximately $44.9 million in the aggregate, without obtaining prior regulatory approval.

CAPITAL ADEQUACY

        Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the holding company or bank may be denied approval to acquire or establish additional banks or nonbank businesses or to open new facilities.

        The FDIC and FRB use risk-based capital guidelines for banks and bank holding companies. These are designed to make such capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the FRB has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common shareholders' equity, certain qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, less intangibles.

        The FRB also employs a leverage ratio, which is Tier I capital as a percentage of quarterly average total assets less intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The FRB requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the FRB expects an additional cushion of at least 1% to 2%.

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

ITEM 2. PROPERTIES

        The principal properties of the registrant are comprised of the banking facilities owned by the Bank. The Bank owns a total of 22 buildings mainly housing its branch offices and owns the land under 20 of those buildings. Some significant properties owned by the Bank are as follows:

(1) Land, administrative offices and drive-up teller facilities in downtown Salem, Oregon with approximately 40,000 square feet of space;

(2) Land and the building housing a branch and administrative offices in Newport, Oregon, consisting of approximately 15,640 square feet of space;

(3) A building in Vancouver, Washington that is leased to another party under a ground lease at a monthly rental of $9,000; and

(4) A building and the land under it in Lacey, Washington that is home to the Bank's Lacey branch and contains some administrative offices in approximately 12,000 square feet of space. We sublease approximately 2,575 square feet of this building for $3,541 per month.

        The Bank leases office space in Lake Oswego, Oregon, for its headquarters office. The Bank leases a building and land in Salem, Oregon, where the Bank's data center is located. The Bank also leases office space in Wilsonville, Oregon for loan servicing and operations activity. In addition, the Bank leases space at approximately 26 other locations for branch and other offices. The aggregate monthly rental on all properties leased by Bancorp and the Bank is approximately $126,000.

        West Coast Trust's main office is in Salem where it leases space from the Bank. West Coast Trust also has offices in Portland, Oregon, Newport, Oregon, and Vancouver, Washington, where it leases space from the Bank.

ITEM 3. LEGAL PROCEEDINGS

        West Coast Bank v. B.A.S.S. Construction Co., et. al., Lincoln County Circuit Court Case No. 992167. This case arose out of an earlier dispute with Edward and Marianne Fischer that has now been settled. The Fischers loaned $4.6 million to B.A.S.S. Construction Company. The loan was secured by an approximate 425 acre tract of land in Lincoln County, Oregon ("Lincoln County Property"). B.A.S.S. defaulted on the $4.6 million loan. The Fischers then filed suit against the Bank alleging that the Bank failed to provide promised take-out funding to B.A.S.S. In March 2000, the Bank settled the Fischer case. Under the Agreement, the Bank paid $5.4 million and obtained the Fischers' rights to collect the $4.6 million loan to B.A.S.S. and to foreclose on the Lincoln County Property. Based on an appraisal of the property and related carrying, disposition, and other cost estimates, the Bank currently estimates the net book value of the Lincoln County Property at approximately $587,000. Accordingly, in connection with this settlement and its valuation of its interest in the Lincoln County Property, the Company expensed in its 2000 results the net effect of approximately $4.9 million, for this non-recurring item.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        NONE.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

STOCK PRICE AND DIVIDENDS

        West Coast Bancorp common stock trades on The Nasdaq Stock Market under the symbol "WCBO" and its primary market makers are: Dain Rauscher, Inc.; Herzog, Heine, Geduld, Inc.; Hoefer & Arnett, Inc.; Keefe, Bruyette & Woods, Inc.; Knight Securities, LP; Pacific Crest Securities; Ragen McKenzie Inc.; Sandler O'Neill & Partners, LP; Sherwood Securities Corp.; D.A. Davidson & Co.; Redibook ECN, LLC; Wells Fargo Investments, LLC and Spear, Leeds & Kellogg. The high and low daily closing sale prices of our common stock for the periods indicated are shown below in the table. The prices below do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions. All the per share information have been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 2000, there were approximately 1,900 shareholders of common stock of record.

                                    2000                                   1999
                      -----------------------------------    ----------------------------------
                          Market Price                          Market Price
                      -------------------   Cash dividend    -------------------  Cash dividend
                       High        Low       declared         High        Low       declared
                      --------- ---------   -------------    ---------- --------  -------------
1st Quarter.....      $12.39      $8.81       $0.059         $18.08     $13.74       $0.045
2nd Quarter.....      $10.23      $8.18       $0.059         $16.06     $13.79       $0.045
3rd Quarter.....      $10.85      $8.07       $0.065         $14.77     $11.88       $0.059
4th Quarter.....      $11.06      $7.94       $0.065         $14.32     $11.59       $0.059

ITEM 6. SELECTED FINANCIAL DATA

        The selected financial data should be read in conjunction with West Coast Bancorp's (Bancorp or the Company) consolidated financial statements and the accompanying notes presented in this report. The per share information has been adjusted retroactively for all stock dividends and splits previously issued.

(Dollars in thousands, except per share data)         2000               1999             1998              1997          1996
---------------------------------------------    --------------------------------------------------------------------------------
Interest income                                  $     107,913     $      97,363     $     97,053     $     89,065   $     75,586
Interest expense                                        48,082            36,890           36,431           32,262         26,596
                                                 -------------     -------------     ------------     ------------   ------------
Net interest income                                     59,831            60,473           60,622           56,803         48,990
Provision for loan loss                                  2,068             2,190            2,900            3,936          2,571
                                                 -------------     -------------     ------------     ------------   ------------
Net interest income after provision for loan
  loss                                                  57,763            58,283           57,722           52,867         46,419
Noninterest income                                      13,873            16,234           19,159           14,150          9,875
Noninterest expense                                     54,573            49,271           56,098           45,394         38,814
                                                 -------------     -------------     ------------     ------------   ------------
Income before income taxes                              17,063            25,246           20,783           21,623         17,480
Provision for income taxes                               5,443             7,914            6,724            7,184          5,804
                                                 -------------     -------------     ------------     ------------   ------------
Net income                                       $      11,620     $      17,332     $     14,059     $     14,439   $     11,676
                                                 =============     =============     ============     ============   ============
Per share data:
  Basic earnings per share                       $        0.70     $        1.02     $       0.83     $       0.87   $       0.72
  Diluted earnings per share                     $        0.69     $        1.00     $       0.79     $       0.84   $       0.70
  Cash dividends                                 $        0.25     $        0.21     $       0.16     $       0.14   $       0.12
  Period end book value                          $        7.39     $        6.92     $       6.80     $       6.03   $       5.20
  Weighted average common shares
    outstanding                                     16,834,299        17,369,550       17,758,134       17,270,612     16,650,934

Total assets                                     $   1,354,961     $   1,354,687     $  1,255,423     $  1,117,826   $    940,297
Total deposits                                   $   1,076,608     $   1,080,798     $  1,108,457     $    958,482   $    806,300
Total long-term borrowings                       $      45,022     $      65,689     $     20,260     $     22,446   $     28,583
Net loans                                        $     985,968     $     962,817     $    849,599     $    766,491   $    711,374
Stockholders' equity                             $     121,269     $     116,793     $    117,225     $    101,140   $     85,381
Financial ratios:
  Return on average assets                                0.86%             1.37%            1.21%            1.43%          1.39%
  Return on average equity                                9.86%            14.86%           12.97%           15.75%         14.93%
  Average equity to average assets                        8.72%             9.24%            9.30%            9.10%          9.29%
  Dividend payout ratio                                  35.80%            20.49%           21.14%           15.97%         16.36%
  Efficiency ratio(1)                                    71.63%            62.37%           68.84%           62.77%         64.47%
  Net loans to assets                                    72.77%            71.07%           67.67%           68.57%         75.65%
  Average yields earned(1)                                8.76%             8.54%            9.16%            9.70%          9.99%
  Average rates paid                                      4.65%             3.91%            4.16%            4.25%          4.22%
  Net interest spread(1)                                  4.11%             4.63%            5.00%            5.45%          5.77%
  Net interest margin(1)                                  4.94%             5.38%            5.79%            6.23%          6.54%
  Nonperforming assets to total assets                    0.47%             0.34%            0.46%            0.43%          0.28%
  Allowance for loan loss to total loans                  1.42%             1.38%            1.44%            1.35%          1.18%
  Allowance for loan loss to
    nonperforming assets                                221.94%           289.95%          217.41%          218.50%        320.40%

(1) Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis in 2000 and 1999 and 34% in 1998, 1997 and 1996.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our audited consolidated financial statements and the notes to those statements as of December 31, 2000 and 1999 and for each of the three years in the period ended December 31, 2000, 1999 and 1998 included in this report.

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

RESULTS OF OPERATIONS

Years Ended December 31, 2000, 1999 and 1998.

        OVERVIEW. In the first quarter of 2000, we settled a lawsuit further described in the previous section, "Legal Proceedings". The 2000 results were also impacted by non-recurring equipment write-offs and severance costs associated with department restructurings. During 1998 and 1999 we restructured by merging our four bank subsidiaries into one bank called "West Coast Bank". The results for 1998 and 1999, reflect the impact of the settlement charges and costs of restructuring. In addition, during 1998, we completed an acquisition transaction that extended our market further into Southwest Washington. The 1998 results reflect costs associated with this acquisition. Our assets were $1.355 billion as of December 31, 2000.

        Our net income for 2000 was $11.6 million, compared with $17.3 million in 1999 and $14.1 million in 1998. Diluted earnings per share for the three years ended 2000, were $.69, $1.00, and $0.79. These results were impacted by several non-recurring events:

        - 2000 income was reduced by $3.1 million ($4.9 million pretax) for litigation settlement charges.

        - Equipment write-offs and donations, and severance charges reduced 2000 income by $904,000 ($1.5 million pretax.)

        - Nonrecurring restructuring charges of $558,000 ($888,000 pretax) were incurred in 1999, and $2.4 million ($3.8 million pretax) were incurred in 1998.

        - 1998 income was reduced by $1.1 million for charges associated with our acquisition of CHL. These charges were for conversion costs of $569,000 (pretax), and an increase in the provision for loan losses of $1.0 million (pretax) to bring the CHL's allowance for loan loss methodology in line with Bancorp practices.

        After adjusting for these nonrecurring items, our operating income was $15.6 million, $17.9 million and $17.6 million for the years ended December 31, 2000, 1999 and 1998, respectively. After adjusting for nonrecurring items diluted earnings per share for the three years ended 2000, were $.93, $1.03, and $0.99.

        Net interest income on a tax equivalent basis totaled $62.1 million for the year ended December 31, 2000, a decrease of $756,000 from $62.9 million for the same period in 1999, which was up slightly over 1998. Noninterest income was down in 2000 from the previous year due mainly to decreased sales activity in the secondary residential real estate programs, due to the higher interest rate environment in 2000 as well as Bancorp's new business strategy for residential real estate. Other noninterest income decreased in 2000 primarily due to the sales of certain real estate assets in 1999. Excluding litigation settlement charges, fixed asset write-offs and severance expenses, noninterest expenses decreased slightly in 2000 compared to 1999. In 1999 and continuing into 2000, we saw benefits from our restructuring efforts.

        ANALYSIS OF NET INTEREST INCOME. The following table displays information on the yields on average interest earning assets, expense on interest bearing liabilities, and net yields on interest earning assets for the periods indicated on a tax equivalent basis. This information can be utilized to follow the changes in our yields and rates and the changes in our earning assets and liabilities over the past three years:

(Dollars in thousands)                                     Year Ended December 31,                 Increase (Decrease)
----------------------                      ---------------------------------------------------------------------------------
                                                  2000              1999              1998           00-99         99-98
                                            ---------------------------------------------------------------------------------
Interest and fee income(1)                  $     110,177     $      99,741     $      99,108     $ 10,436      $    633
Interest expense                            $      48,082     $      36,890     $      36,431     $ 11,192      $    459
                                            -------------     -------------     -------------     --------      --------
Net interest income(1)                      $      62,095     $      62,851     $      62,677     $   (756)     $    174

Average interest earning assets             $   1,257,711     $   1,167,597     $   1,082,035     $ 90,114      $ 85,562
Average interest bearing liabilities        $   1,034,403     $     942,904     $     875,368     $ 91,499      $ 67,536
Average interest earning assets/
    Average interest bearing liabilities           121.59%           123.83%           123.61%       -2.24%         0.22%
Average yields earned(1)                             8.76%             8.54%             9.16%        0.22%        -0.62%
Average rates paid                                   4.65%             3.91%             4.16%        0.74%        -0.25%
Net interest spread(1)                               4.11%             4.63%             5.00%       -0.52%        -0.37%
Net interest margin(1)                               4.94%             5.38%             5.79%       -0.44%        -0.41%

                                                 Change
                                         -------------------
(Dollars in thousands)                       00-99     99-98
----------------------                   -------------------
Interest and fee income(1)                  10.46%    0.64%
Interest expense                            30.34%    1.26%

Net interest income(1)                      -1.20%    0.28%

Average interest earning assets              7.72%    7.91%
Average interest bearing liabilities         9.70%    7.72%
Average interest earning assets/
    Average interest bearing liabilities
Average yields earned(1)
Average rates paid
Net interest spread(1)
Net interest margin(1)


(1) Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis in 2000 and 1999 and 34% in 1998.

        NET INTEREST INCOME. As the above chart displays, for years ended December 31, 2000, 1999 and 1998, our average interest earning assets grew to $1.258 billion, from $1.168 billion and $1.082 billion, respectively. During the same periods, average interest bearing liabilities were $1.034 billion, $942.9 million and $875.4 million, respectively. The percentage of our average interest earning assets to average interest bearing liabilities decreased to 121.59% in 2000, from 123.83% in 1999 and 123.61% in 1998. During the same periods the net interest margins were 4.94%, 5.38% and 5.79%, respectively. The decreases in the net interest margins and related yields or spreads were due mainly to a higher short term interest rates, increased pricing competition, a greater reliance on borrowings and certificates of deposit, as well as the repricing characteristics of the loan portfolio. We expect that these factors will continue to pressure our net interest margins and spreads. Net interest income on a tax-equivalent basis decreased $756,000 or 1.2% in 2000 from 1999, as costs of deposits and borrowings more than offset earning asset volume growth. In 1999 net interest income increased $174,000, or 0.28%, to $62.9 million in 1999 from $62.7 million in 1998. The changes in our net interest income were due mainly to earning assets growth offset by higher short term interest rates. Average interest earning assets increased 7.72% in 2000 from 1999 and 7.91% in 1999 over 1998.

        We experienced a decrease in the net interest spread of 52 basis points in 2000 to 4.11%, from 4.63% in 1999, which was down 37 basis points from 5.00% in 1998. The average yield earned on interest earning assets was 8.76% in 2000, 8.54% in 1999 and 9.16% in 1998. Average interest bearing liabilities increased $91.5 million, or 9.70%, to $1.034 billion for the year ended December 31, 2000, from $942.9 million in 1999 and $875.4 million in 1998, while the average rates paid increased over the period to 4.65% from 3.91% in 1999. Average rates paid in 1999 of 3.91% decreased from rates paid in 1998 of 4.16%. Our loan portfolio experienced growth in 2000, ending the year at $1.00 billion, up $23.9 million, or 2.45% from $976.3 million at December 31, 1999. The deposit base decreased to $1.077 billion at December 31, 2000, a reduction of $4.2 million or .39%, from $1.081 billion at the end of 1999.

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

(Dollars in thousands)                                          Year Ended December 31,
----------------------          ----------------------------------------------------------------------------------------------------
                                            2000                             1999                            1998
                                ---------------------------------  ------------------------------- ---------------------------------
                                   Average     Interest              Average     Interest            Average      Interest
                                 Outstanding   Earned/    Yield/   Outstanding   Earned/   Yield/  Outstanding    Earned/     Yield/
                                   Balance      Paid      Rate(1)    Balance      Paid     Rate(1)   Balance       Paid      Rate(1)
                                ---------------------- ----------  ------------------------------- ---------------------------------
ASSETS:
  Interest earning balances
    due from banks               $     2,684   $     150    5.59%  $    5,068   $    257    5.08% $    31,178   $     1,575  5.05%
  Federal funds sold                     780          50    6.43          862         44    5.06        7,667           422  5.50
  Taxable securities                 164,066      11,085    6.76      160,798     10,205    6.35      138,387         8,896  6.43
  Nontaxable securities(2)            83,383       6,466    7.76       89,689      6,794    7.57       77,536         6,044  7.80
  Loans, including fees(3)         1,006,798      92,425    9.18      911,180     82,441    9.05      827,267        82,171  9.93
                                 -----------   ---------           ----------   --------          -----------   -----------
    Total interest earning assets  1,257,711     110,176    8.76%   1,167,597     99,741    8.54%   1,082,035        99,108  9.16%

  Allowance for loan loss            (14,080)                         (13,022)                        (11,971)
  Premises and equipment              29,814                           30,096                          29,273
  Other assets                        78,365                           77,116                          66,625
                                 -----------                       ----------                     -----------
    Total assets                 $ 1,351,810                       $1,261,787                     $ 1,165,962
                                 ===========                       ==========                     ===========

LIABILITIES AND
SHAREHOLDERS' EQUITY:

  Savings and interest bearing
    demand deposits              $   509,091   $  16,848    3.31%  $  545,682   $ 16,315    2.99% $   514,287   $    16,460  3.20%
  Certificates of deposit            365,495      20,958    5.73      347,130     17,911    5.16      322,671        17,798  5.52
  Short-term borrowings              106,481       6,940    6.52       30,583      1,675    5.48        7,081           359  5.08
  Long-term borrowings                53,336       3,336    6.25       19,509        989    5.07       31,329         1,814  5.79
                                 -----------                       ----------                     -----------
    Total interest bearing
      liabilities                  1,034,403      48,082    4.65%     942,904     36,890    3.91%     875,368        36,431  4.16%
  Demand deposits                    188,939                          193,888                         175,688
  Other liabilities                   10,646                            8,355                           6,474
                                 -----------                       ----------                     -----------
    Total liabilities              1,233,988                        1,145,147                       1,057,530
  Shareholders' equity               117,822                          116,640                         108,432
                                 -----------                       ----------                     -----------
    Total liabilities and
      shareholders' equity       $ 1,351,810                       $1,261,787                     $ 1,165,962
                                 ===========                       ==========                     ===========
  Net interest income                          $  62,094                        $ 62,851                        $    62,677
                                               =========                        ========                        ===========
  Net interest spread                                       4.11%                           4.63%                            5.00%
                                                            ====                            ====                             ====

(1) Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

(2) Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis in 2000 and 1999 and 34% in 1998.

(3) Includes balances for loans held for sale.

        ANALYSIS OF CHANGE IN INTEREST DIFFERENTIAL. The following table sets forth the amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes not due solely to volume or rate are allocated to rate and changes due to new product lines are allocated to volume.


(Dollars in thousands)                                             Year Ended December 31,
----------------------                    --------------------------------------------------------------------------
                                                  2000 versus 1999                         1999 versus 1998
                                          --------------------------------------------------------------------------
                                                                      Total                                Total
                                           Increase (Decrease)      Increase     Increase (Decrease)      Increase
                                                due to:            (Decrease)          due to:           (Decrease)
                                          --------------------------------------------------------------------------
                                            Volume        Rate                     Volume       Rate

Interest income:
Interest earning balances due
  from banks                              $   (121)    $     14     $   (107)    $ (1,319)    $      1     $ (1,318)
Federal funds sold                              (4)          10            6         (375)          (3)        (378)
Investment security income:
  Interest on taxable securities               207          673          880        1,441         (132)       1,309
  Interest on nontaxable securities(1)        (478)         150         (328)         947         (197)         750
Loans, including fees on loans               8,651        1,333        9,984        8,335       (8,065)         270
                                          --------     --------     --------     --------     --------     --------
  Total interest income(1)                   8,255        2,180       10,435        9,029       (8,396)         633

Interest expense:
Savings and interest bearing demand         (1,094)       1,627          533        1,005       (1,150)        (145)
Certificates of deposit                        948        2,099        3,047        1,349       (1,236)         113
Short-term borrowings                        4,157        1,108        5,265        1,192          124        1,316
Long-term borrowings                         1,715          632        2,347         (684)        (141)        (825)
                                          --------     --------     --------     --------     --------     --------
  Total interest expense                     5,726        5,466       11,192        2,862       (2,403)         459
                                          --------     --------     --------     --------     --------     --------
  Net interest spread(1)                  $  2,529     $ (3,286)    $   (757)    $  6,167     $ (5,993)    $    174
                                          ========     ========     ========     ========     ========     ========

(1) Tax-exempt income has been adjusted to a tax-equivalent basis using a 35% tax equivalent basis in 2000 and 1999 and 34% in 1998.

        PROVISION FOR LOAN LOSSES. Provisions for loan losses of $2,068,000, $2,190,000, and $2,900,000 were recorded for the years ended December 31, 2000, 1999 and 1998, respectively. The 1998 provision included $1.0 million related to the CHL acquisition. The adjustment brought the allowance for loan loss methodology of the acquired company in-line with our practices. Net charge-offs of $1,303,000, $1,163,000, and $898,000, were recorded in 2000, 1999 and 1998, respectively. The allowance for loan loss as a percentage of loan totals at December 31, 2000 and 1999, was 1.42% and 1.38%, respectively, and the allowance for loan losses represented 221.94% of our non-performing assets as of December 31, 2000, compared to 289.95% at December 31, 1999.

        NONINTEREST INCOME. Noninterest income for the year ended December 31, 2000, was $13.9 million compared to $16.2 million in 1999 and $19.2 million in 1998. The service charges on deposit accounts we collected were $5.3 million, $4.5 million and $4.6 million for 2000, 1999 and 1998, respectively. Deposit service charges increased in 2000 over 1999 due to increased fees and fee collection efforts. Deposit service charges decreased slightly in 1999 compared to 1998. During the restructuring, certain fees charged on some deposit accounts were waived as some customers may have experienced conversion-related issues. In addition, over the last two years our South Puget Sound region experienced deposit balance run-off, affecting the service charge income.

        Increases in other service charges, commissions and fees over the last three years were due to an increased customer base and transaction volume serviced, including increased sales activity, mainly in our investment sales operations. Gains on sales of loans were $1.2 million in 2000, $3.6 million during 1999 and $6.4 million during 1998.

        Our loan sales activity increased during 1998 to an all-time high during the low interest rate environment the U.S. economy experienced that year. During 1999 and 2000, the activity slowed dramatically as the Federal Reserve Board began raising interest rates. We experienced a slowdown in both refinance activity as well as new loan sales generation during the period. Furthermore in 2000, gains on sales of loans decreased as a result of our new business strategy related to residential mortgage originations.

        Trust revenues of $2.0 million, $2.1 million and $2.5 million were earned during 2000, 1999 and 1998, respectively. While the trust operation has seen the book value of its managed assets increase over the past three years, the market values of these assets have declined, as the investments have not faired well in the stock and bond markets. Our fees in the Trust area are mainly generated from the market values of these managed assets.

        Other noninterest income fluctuated over the three-year period, with some non-recurring activity related to changes in the Company. In 1999, we sold some real estate related assets for a gain. A loss on securities sold of $221,000 was incurred in 2000, while gains of $82,000 and $348,000 were realized in 1999 and 1998, respectively.

        NONINTEREST EXPENSE. Noninterest expenses during the last three years were $54.6 million in 2000, $49.3 million in 1999 and $56.1 million in 1998. The increased expenses in 2000 over 1999 were caused mainly by a non-recurring litigation settlement charge of $4.9 million pretax in the first quarter of 2000. In 2000 we also incurred $1.5 million pretax, in severance expenses and equipment write-off charges.

        During 1999, operating expenses declined from $56.1 million to $49.3 million. The $6.8 million decline in operating costs is attributable to our restructure. During 1998, we initiated a plan to restructure the Company and consolidate our four banks into one. The costs directly related to the restructure were $3.77 million in 1998 and $888,000 in 1999. The 1999 costs include $180,000 recorded in marketing expenses in the financial statements.

        Salaries and employee benefits expense decreased in 2000, as we reduced the full-time equivalent employees from 594 in 1999 to 563 in 2000 and significantly lowered variable compensation costs, offset in part by severance costs and changes in salary and compensation structure. The decrease in salary and employee benefits expense in 1999 versus 1998 were primarily due to decreases in staffing associated with our restructuring efforts, including outsourcing certain processing services. Equipment expense increased in 2000 compared to 1999 as we continue to invest in new technology. Equipment, printing and office supplies, and other noninterest expenses were reduced as a result of the restructure in 1999 compared to 1998.

        Occupancy expense increased slightly in 2000 due to lease rate increases, offset in part by the closing of one branch office in Vancouver, Washington. In 1999, occupancy expense increased as we expanded. We opened two new full-service locations in 1999, and closed a small supermarket limited-service location during 1999. We expect to continue to grow through strategically placed offices in 2001 and beyond. In general, opening a new branch results in higher costs, which are not offset until a certain level of deposits and loans is achieved. Thus, at least initially, new branches tend to have an adverse effect on results of operations until earnings grow to cover overhead. In 1999, we also moved into a new loan operations center outside of Portland where we consolidated a number of processing departments in the restructure.

        Check and other transaction processing fees and courier and postage expenses have increased over the last three years due to outsourcing certain processing services, changes in processes, and enhancement of services offered. Marketing expenses were lower in 2000, as we focused precisely on target markets and new products. Marketing expense was higher in 1999 compared to 1998 due to marketing expenses associated with branding our new bank name in the communities we serve.

        Professional expense was higher in 2000 compared to 1999 due to costs associated with our strategic business review. Communications expenses decreased in 2000 and in 1999 primarily due to increased technology efficiency. Other noninterest expense is higher in 2000 due mainly to equipment write-offs and donations in the fourth quarter of 2000.

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

        The following table summarizes the accrued restructuring charges:


(Dollars in thousands)                      December 31,  December 31,    December 31,
----------------------                          2000         1999            1998
                                            ------------  ------------    ------------
Beginning balance, accrued restructuring
 charges                                      $  315         $1,760         $   --
Provision for restructuring charges               --             57          1,918
Utilization:
      Cash                                       315          1,502            158
                                              ------         ------         ------
Total Utilization                                315          1,502            158
                                              ------         ------         ------
End of period balance, accrued
 restructuring charges                        $   --         $  315         $1,760
                                              ======         ======         ======

        Our original forecast, established in 1998, anticipated that the consolidation would save approximately $6 million annually. The cost savings were identified as coming from reductions in staff and related overhead, a simplified corporate structure, a reduced regulatory burden, and pricing and other synergies created by unified marketing efforts and name branding. The plan called for two-thirds of the cost savings to be substantially achieved by the third quarter of 1999, with the remaining savings achieved in 2000.

        At year end 1999, we reviewed and determined that we achieved cost reductions in excess of $6 million, and that the cost reduction efforts and internal focus in 1999 had affected revenue growth. Accordingly, during the first half of 2000, we reviewed our business lines to identify sustainable sources of profitable revenue growth. We focused specifically on certain consumer and business segments with characteristics consistent with Bancorp's goals and strategies, including higher return on equity, lower overhead, less interest rate risk, and better funding dynamics.

         Bancorp's liquidity has not been materially affected by cash outlays related to one-time restructuring charges. Readers are referred to management's "Forward Looking Statements Disclosure" in connection with this section.

INCOME TAXES

        Income tax expense for 2000 was $5.4 million, or 31.9% of income before income taxes. Income tax expense in 1999 was $7.9 million or 31.3% of income before income taxes, and 1998 was $6.7 million or 32.3% of income before income taxes. Income tax expense has fluctuated over time due to state income taxes and capitalization of certain merger-related expenditures for income tax purposes, as well as changes in the income before income taxes of the Company, specifically the litigation settlement charge previously described. We anticipate that tax expense will increase in future years, due to increased income before income taxes, increased tax rates and a smaller percentage of income being generated from tax exempt items. Readers are referred to management's "Forward Looking Statements Disclosure" in connection with this section.

LENDING AND CREDIT MANAGEMENT

        Interest earned on the loan portfolio is our primary source of income. Net loans represented 72.8% of total assets as of December 31, 2000. A certain degree of credit risk is inherent in our lending activities. This risk is managed through our Credit Administration, Credit Review, and internal audit functions, which are designed to help ensure compliance with our credit standards. Through the Credit Review function the Bank is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. As part of our ongoing lending process, internal risk ratings are assigned to each Commercial and Commercial Real Estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis.

        Although we strive to serve the credit needs of our service areas, the primary focus is on commercial and real estate related credits. We make substantially all our loans to customers located within our service areas. In 2000, we centralized and standardized underwriting for all consumer loans. At the end of 2000, we added telephone and internet access to our distribution channels as access points for consumer borrowers. A specific set of new small business products was introduced which improved consistencies in underwriting and turnaround time to customers. The Bank has no loans defined as highly leveraged transactions by the FRB.

        Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. As a result of the nature of our customer base and the growth experienced in the market areas served, real estate is frequently a material component of collateral for the Bank's loans. The expected source of repayment of these loans is generally the cash flow of the project, operations of the borrower's business, or personal income. Risks associated with real estate loans include fluctuating land values, material increases in interest rates, local economic conditions, changes in tax policies, and a concentration of loans within any one area.

        Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest or principal is doubtful or when the principal or interest payment becomes 90 days past due. Increases in nonaccrual loans in recent years are due primarily to growth in the loan portfolio. The nonaccrual loans consist of a number of loans in different categories and are largely secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received. Interest income foregone on nonaccrual loans was approximately $401,000 during 2000.

        At December 31, 2000, we were not aware of any concentration of loans exceeding 10 percent of the total loans to a multiple number of borrowers engaged in a similar business. At December 31, 2000 and 1999, the Bank had no bankers acceptances.

        As of December 31, 2000 and 1999, we had $12,439,000 and $11,996,000
respectively in outstanding loans to persons serving as directors, officers, principal shareholders and their related interests. These loans were made substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Bank.

(Dollars in thousands)                  December 31,
----------------------              ----------------------
                                      2000          1999
                                    ---------  -----------
Balance, beginning of period         11,996        19,873
New loans and advances                3,525           564
Principal payments and payoffs       (3,082)       (8,441)
                                    -------       -------
Balance, end of period               12,439        11,996
                                    =======       =======

        The Bank manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. The following table is the composition of the loan portfolio and allowance for loan loss as of December 31, 2000.

                                                             Year Ended December 31,
                         -------------------------------------------------------------------------------------------------------
(Dollars in thousands)             2000                 1999                1998                 1997                1996
----------------------   -------------------------------------------------------------------------------------------------------
                             Amount    Percent     Amount   Percent    Amount   Percent     Amount   Percent    Amount   Percent
                         -------------------------------------------------------------------------------------------------------
Commercial loans         $   159,861    16.21%   $ 157,912   16.40%  $ 150,206    17.68%   $150,197   19.60%  $ 146,632   20.61%
Real estate construction     105,219    10.67%     124,102   12.89%    118,171    13.91%    112,378   14.66%     87,257   12.27%
Real estate-mortgage          97,377     9.88%     101,579   10.55%    113,661    13.38%    116,228   15.16%    124,230   17.46%
Real estate-commercial       583,971    59.23%     531,600   55.21%    414,169    48.75%    323,320   42.18%    274,048   38.52%
Installment and other
  consumer                    53,784     5.45%      61,104    6.35%     65,845     7.75%     74,819    9.76%     87,698   12.33%
                         -----------             ---------           ---------             --------           ---------
    Total loans            1,000,212   101.44%     976,297  101.40%    862,052   101.47%    776,942  101.36%    719,865  101.19%

Allowance for loan loss      (14,244)   -1.44%     (13,480)  -1.40%    (12,453)   -1.47%    (10,451)  -1.36%     (8,491)  -1.19%
                         -------------------------------------------------------------------------------------------------------
    Total loans, net     $   985,968   100.00%     962,817  100.00%  $ 849,599   100.00%   $766,491  100.00%  $ 711,374  100.00%
                         =======================================================================================================

        The maturity distribution of selected categories of Bancorp's loan portfolio at December 31, 2000, and the interest sensitivity are estimated in the following table.

                                                          Commercial    Real Estate
(Dollars in thousands)                                      Loans      Construction      Total
----------------------                                    ------------------------------------
Maturity distribution:
  Due within one year                                     $ 90,954      $ 81,490      $172,444
  Due after one through five years                          59,191        19,664        78,855
  Due after five years                                       9,716         4,065        13,781
                                                          --------      --------      --------
    Total                                                 $159,861      $105,219      $265,080
                                                          ========      ========      ========
Interest sensitivity:
  Fixed-interest rate loans                               $ 38,677      $  5,654      $ 44,331
  Floating or adjustable interest rate loans(1)             21,184        99,565       220,749
                                                          --------      --------      --------
    Total                                                 $159,861      $105,219      $265,080
                                                          ========      ========      ========

(1) Some loans contain provisions which place maximum or minimum limits on interest rate changes.

        The following table presents information with respect to nonperforming assets.

                                                                          Year Ended December 31,
                                               ------------------------------------------------------------------------------
(Dollars in thousands)                            2000              1999            1998              1997            1996
----------------------                         ----------       ----------       ----------       ----------       ----------
Loans on nonaccrual status                     $    5,726       $    4,316       $    4,565       $    4,245       $    2,228
Loans past due 90 days or more but not on
  nonaccrual status                                   270                8               42               44               97
Other real estate owned                               422              325            1,121              494              324
                                               ----------       ----------       ----------       ----------       ----------
    Total nonperforming assets                 $    6,418       $    4,649       $    5,728       $    4,783       $    2,649
                                               ==========       ==========       ==========       ==========       ==========
Percentage of nonperforming assets to
  total assets                                       0.47%            0.34%            0.46%            0.43%            0.28%

Total assets                                   $1,354,961       $1,354,687       $1,255,423       $1,117,826       $  940,297

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

        Recently acquired loan portfolios are reviewed and an overall assessment is made using our methodology as to the adequacy of the loan loss allowance, and any necessary adjustments to the allowance are made as they are identified. A detailed review of the acquired loan portfolio follows, and our standard loan grading system is applied to the portfolio. Any further adjustments to the allowance are recorded in the period they are identified.

        At December 31, 2000, our allowance for loan loss was $14.2 million, or 1.42% of total loans, and 221.94% of total non-performing assets, compared with an allowance for credit losses at December 31, 1999 of $13.5 million, or 1.38% of total loans, and 289.95% of total non-performing assets.

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

        At December 31, 2000, and 1999, the recorded investments in certain loans that were considered to be impaired were $5,472,000 and $4,118,000, respectively, all of which was classified as non-performing. Of these impaired loans, $803,000 and $858,000 had a specific related valuation allowance of $154,000 and $438,000, respectively, while $4,669,000 and $3,260,000 did not require a specific valuation allowance. The balance of the allowance for loan loss in excess of these specific reserves is available to absorb losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 2000, 1999, and 1998 were approximately, $1,701,000, $4,252,000, and $3,633,000, respectively. For the years ended December 31, 2000, 1999 and 1998, interest income recognized on impaired loans totaled $57,000, $165,000 and $384,000 respectively, all of which was recognized on a cash basis.

        At December 31, 2000, our allowance for loan losses was $14.2 million, consisting of a $13.7 million formula allowance, a $154,000 specific allowance and a $301,000 unallocated allowance. At December 31, 1999, the allowance for loan losses of $13.5 million consisted of a $12.8 million formula allowance, a $525,000 specific allowance and a $210,000 unallocated allowance. The changes in the allocation of the allowance for loan losses from 1999 to 2000, were due primarily to additions to the loan portfolio, turnover in our non-performing loans, charge-off activity, enhanced understanding and measurement of acquired portfolios, and other such relevant factors.

        The following table presents information with respect to the change in the allowance for loan loss and other loan information.

                                                                                December 31,
                                                  --------------------------------------------------------------------------
(Dollars in thousands)                                2000             1999           1998            1997            1996
----------------------                            ----------        --------        --------        --------        --------
Loans outstanding at end of period                $1,000,212        $976,297        $862,052        $776,942        $719,865
Average loans outstanding during the period       $1,000,992        $904,931        $816,240        $751,284        $619,205

Allowance for loan loss, beginning of period      $   13,480        $ 12,453        $ 10,451        $  8,491        $  6,562
Recoveries:
  Commercial                                              61             129             298             218             169
  Real estate                                            266              58              47               5              11
  Installment and consumer                                43              77              63              52              76
                                                  ----------        --------        --------        --------        --------
  Total recoveries                                       370             264             408             275             256
Loans charged off:
  Commercial                                             934             450             853           1,305             965
  Real estate                                             82             487              39             204              62
  Installment and consumer                               658             490             414             742             423
                                                  ----------        --------        --------        --------        --------
  Total loans charged off                              1,674           1,427           1,306           2,251           1,450
Net loans charged off                                 (1,304)         (1,163)           (898)         (1,976)         (1,194)
Reserves added through purchase acquisition               --              --              --              --             552
Provision for loan loss                                2,068           2,190           2,900           3,936           2,571
                                                  ----------        --------        --------        --------        --------
Allowance for loan loss, end of period            $   14,244        $ 13,480        $ 12,453        $ 10,451        $  8,491
                                                  ==========        ========        ========        ========        ========
Ratio of net loans charged off to average
  loans outstanding                                     0.13%           0.13%           0.11%           0.26%           0.19%

        During 2000, net loans charged off were $1,303,000, compared to $1,163,000 during 1999. The percentage of net loans charged off to average loans outstanding was 0.13% during 2000, compared to 0.13% and 0.11% for the years ended December 31, 1999 and 1998, respectively. Charge offs of loans generally reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

        At December 31, 2000, the provision for loan loss exceeded the net loans charged off during the year, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio. During the first quarter of 1998, Bancorp recorded a $1.0 million provision related to the CHL acquisition to bring the allowance for loan loss methodology in-line with Bancorp practices.

        There can be no assurance that the adverse impact of any of these conditions will not be in excess of the range set forth above. Readers are referred to management's "Forward Looking Statement Disclosure" in connection with this section.

CAPITAL RESOURCES

        The FRB and Federal Deposit Insurance Corporation (FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4% and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of December 31, 2000, Bancorp and the Bank are considered "Well Capitalized" under the regulatory risk based capital guidelines.

        Shareholders' equity was $121.3 million at December 31, 2000, compared to $116.8 million at December 31, 1999, an increase of $4.5 million, or 3.83%, over that period of time. At December 31, 2000, shareholders' equity, as a percentage of total assets, was 8.95%, compared to 8.62% at December 31, 1999. The change was primarily a result of assets staying substantially flat and shareholders' equity increasing due to the net effect of income recognition, plus cash from the exercise of stock options, less dividends and stock repurchased, and the change in net value of the available for sale investment portfolio. Equity increased by 3.83% over the period from December 31, 1999 to December 31, 2000, while assets grew by .02% over the same period. In a rising interest rate environment, the value of the available for sale portfolio will decline, thus negatively impacting equity. The opposite would occur in a falling rate environment.

        As the following table indicates, Bancorp currently exceeds the regulatory minimum capital ratio requirements.

(Dollars in thousands)                     December 31, 2000
----------------------                 ------------------------
                                          Amount           Ratio

Tier 1 capital                          $  119,600         10.90%
Tier 1 capital minimum requirement          43,890          4.00
                                        ----------         -----
Excess Tier 1 capital                   $   75,710          6.90%
                                        ==========         =====
Total capital                           $  133,328         12.15%
Total capital minimum requirement           87,788          8.00
                                        ----------         -----
Excess total capital                    $   45,540          4.15%
                                        ==========         =====

Risk-adjusted assets                    $1,097,697
                                        ==========
Leverage ratio                                              8.88%
Minimum leverage requirement                                3.00%
                                                           -----
Excess leverage ratio                                       5.88%
                                                           =====
Adjusted total assets                   $1,347,571
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

        Deposits are the primary source of new funds. Total deposits were $1.077 billion at December 31, 2000, down from $1.081 billion at December 31, 1999. Brokered deposits are generally not accepted. We have attempted to attract deposits in our market areas through competitive pricing and delivery of a quality product.

        Management expects to continue relying on customer deposits, maturity of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, advances from FHLB, and other borrowings to provide liquidity. Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the financial services industry, interest rates available on other investments, general economic conditions, competition, customer management of cash resources and other factors. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will include Federal Funds purchased and borrowings from the FHLB.


INVESTMENT PORTFOLIO

        The following table shows the amortized cost and fair value of Bancorp's investments.

(Dollars in thousands)                                        2000                        1999                         1998
----------------------                               -------------------------------------------------------------------------------
                                                     Amortized                   Amortized                   Amortized
Available for sale                                      Cost      Fair Value       Cost       Fair Value        Cost      Fair Value
------------------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                             $  5,354      $  5,345      $    500      $    501      $  5,999      $  6,065
U.S. Agency securities                                 88,383        88,228       102,574       100,408        87,971        88,856
Obligations of state and political subdivisions        93,801        94,379        98,344        95,946       103,445       107,689
Other securities                                       59,997        59,864        59,710        58,754        50,103        50,661
                                                     -------------------------------------------------------------------------------
    Total                                            $247,535      $247,816      $261,128      $255,609      $247,518      $253,271
                                                     ===============================================================================

(Dollars in thousands)                                      2000                   1999                      1998
----------------------                            ------------------------------------------------------------------------
                                                  Amortized                Amortized              Amortized
Held to maturity                                     Cost     Fair Value     Cost     Fair Value    Cost        Fair Value
--------------------------------------------------------------------------------------------------------------------------
U.S. Treasury securities                               $--        $--        $--        $--        $   --        $   --
U.S. Agency securities                                  --         --         --         --            --            --
Obligations of state and political subdivisions         --         --         --         --         2,696         2,909
Other securities                                        --         --         --         --            --            --
                                                       ---        ---        ---        ---        ------        ------
    Total                                              $--        $--        $--        $--        $2,696        $2,909
                                                       ===        ===        ===        ===        ======        ======

        At December 31, 2000 the net unrealized gain on the investment portfolio was $281,000 representing .1% of the total portfolio. Management has no current plans to sell any of these securities that would result in a material impact on the results of operation. The following table summarized the contractual maturities and weighted average yields of investment securities.

                                                                         After 5             Due
                                 One Year            One Thru            thru 10           after 10
(Dollars in thousands)           Or Less     Yield   5 Years   Yield      Years   Yield      Years     Yield     Total     Yield
----------------------           -----------------------------------------------------------------------------------------------
U.S. Treasury securities         $  5,345    5.74%   $     --           $     --           $     --            $  5,345    5.74%
U.S. Agency securities                 --              50,882   6.35%     37,346   7.09%         --              88,228    6.67%
Obligations of state and
  political subdivisions(1)         2,654    8.59%     28,676   7.31%     49,033   7.33%     14,016    7.11%     94,379    7.33%
Other Securities(2)                19,212    7.19%     19,742   6.66%      6,475   6.81%     14,435    6.89%     59,864    6.90%
                                 --------            --------           --------           --------            --------
  Total(1)                       $ 27,211    7.04%   $ 99,300   6.69%   $ 92,854   7.20%   $ 28,451    7.00%   $247,816    6.95%
                                 ========            ========           ========           ========            ========

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

                                                2000                      1999                    1998
                                     -------------------------------------------------------------------------------------
(Dollars in thousands)                Average Balance    Rate Paid  Average Balance  Rate Paid  Average Balance  Rate Paid
----------------------               -------------------------------------------------------------------------------------
Demand                                   $  188,939           --    $  193,888           --    $  175,688           --
Savings and interest bearing demand         509,091         3.31%      545,682         2.99%      514,287         3.20%
Certificates of deposit                     365,495         5.73%      347,130         5.16%      322,671         5.52%
Short-term borrowings                       106,481         6.52%       30,583         5.48%        7,081         5.08%
Long-term borrowings                         53,336         6.25%       19,509         5.07%       31,329         5.79%
                                         ----------                 ----------                 ----------
Total deposits and borrowings            $1,223,342         4.65%   $1,136,792         3.91%   $1,051,056         4.16%
                                         ==========                 ==========                 ==========

        As of December 31, 2000 time deposit liabilities are presented below at the earlier of the next repricing date or maturity.

(1) Time deposits of $100,000 or more represent 10.83% of total deposits as of December 31, 2000.

                                                               Time Deposits
(Dollars in thousands)                                     of $100,000 or More(1)      Other Time Deposits(2)
----------------------                                    ---------------------------------------------------
                                                            Amount        Percent     Amount          Percent
Reprice/mature in three months or less                    $ 40,865          35.04%   $ 90,146          34.13%
Reprice/mature after three months through six months        25,962          22.26%     31,687          12.00%
Reprice/mature after six months through one year            30,627          26.26%     73,539          27.84%
Reprice/mature after one year through five years            18,804          16.12%     67,263          25.47%
Reprice/mature after five years                                361           0.31%      1,477           0.56%
                                                          ---------------------------------------------------
              Total                                       $116,619         100.00%   $264,112         100.00%
                                                          ===================================================

(2) All other time deposits represent 24.53% of total deposits as of December 31, 2000.

        As of December 31, 2000 other borrowings had the following items remaining to contractual maturity.

                                           Due after
                               Due in        three       Due after
                                three        months       one year
 (Dollars in thousands)        months       through       through       Due after
 ----------------------        or less      one year     five years    five years       Total
                               -------      --------     ----------    ----------       -----
 Short-term borrowings.....     $89,270      $12,156       $     --      $   --        $101,426
 Long-term borrowings......          22           --         45,000          --          45,022
                                -------      -------       --------      ------        --------
     Total borrowings......     $89,292      $12,156       $ 45,000      $   --        $146,448
                                =======      =======       ========      ======        ========

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

        When forecasting net interest income over the next 12 months using historical growth trends and the current interest rate environment, we expect that a continuation of the current flattened interest rate yield curve will exert pressure on the net interest margin. A flat or inverted yield curve environment exists when there is a historically small, or negative, difference between the short maturity end of the yield curve and the long maturity end of the yield curve. The 5.77% average 3-month Treasury bill yield in December 2000 was greater than the 5.49% yield on the 30-year Treasury bond. When longer term rates are lower than short-term rates, there are fewer opportunities to improve the margin than when the yield curve is positively sloped, with longer term rates higher than short-term rates.

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

                                   Percent Change in         Percent Change in
        Change in Interest Rates   Net Interest Income     Present Value of Equity
        ------------------------  --------------------    ------------------------
        -200 Basis Points                +6.54%                   +14.22%
        -100 Basis Points                +5.49%                    +6.97%
        +100 Basis Points                +1.49%                    -6.91%
        +200 Basis Points                -1.19%                    -8.02%

        As illustrated in the above table, our balance sheet is currently liability sensitive, meaning that interest bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest, or a continued flat or inverted interest rate yield curve, could adversely affect net interest income. In contrast, a decreasing rate environment, or a steepening interest rate curve, may improve net interest income. Further, the effects of a flat yield curve could more adversely affect net interest income than any benefits received from a decreasing rate environment. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities. Changes in the re-pricing characteristics of the loan portfolio during the year, combined with the characteristics of the deposit portfolio, have slightly reduced our liability sensitivity.

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

        The following table sets forth the estimated maturity and repricing and the resulting interest rate gap between interest earning assets and interest bearing liabilities at December 31, 2000. The amounts in the table are derived from internal data from the Bank based on maturities and next repricing dates including contractual repayments.

                                                                 Estimated Maturity or Repricing at December 31, 2000
                                                  ---------------------------------------------------------------------------------
                                                                                                      Due After Five
(Dollars in thousands)                              0-3 Months       4-12 Months        1-5 Years          Years           Totals
----------------------                            ---------------------------------------------------------------------------------
Interest Earning Assets:
  Interest earning balances due from banks        $     4,158       $        --       $        --     $        --       $     4,158
  Federal funds sold                                       --                --                --              --                --
  Trading assets                                          879                --                --              --               879
  Investments available for sale(1)(2)                 34,882            39,695            78,861          94,378           247,816
  Loans held for sale                                   3,421                --                --              --             3,421
  Loans, including fees                               205,414           222,466           443,672         128,660         1,000,212
                                                  ---------------------------------------------------------------------------------
    Total interest earning assets                 $   248,754       $   262,161       $   522,533     $   223,038       $ 1,256,486
                                                  ===============================================================
  Allowance for loan loss                                                                                                   (14,244)
  Cash and due from banks                                                                                                    56,676
  Other assets                                                                                                               56,043
                                                                                                                        -----------
    Total assets                                                                                                        $ 1,354,961
                                                                                                                        ===========

Interest Bearing Liabilities:
  Savings and interest demand deposits(3)         $   348,391       $   166,578       $   255,483     $    26,709       $   497,161
  Certificates of deposit                             131,011           161,815            86,067           1,838           380,731
  Borrowings(2)                                       101,448                --            45,000              --           146,448
                                                  ---------------------------------------------------------------------------------
    Total interest bearing liabilities            $   280,850       $   328,393       $   386,550     $    28,547       $ 1,024,340
                                                  ===============================================================
  Other liabilities                                                                                                         209,352
                                                                                                                        -----------
  Total liabilities                                                                                                       1,233,692
  Shareholders' equity                                                                                                      121,269
                                                                                                                        -----------
    Total liabilities & shareholders' equity                                                                              1,354,961
                                                                                                                        ===========

  Interest sensitivity gap                        $   (32,096)      $   (66,232)      $   135,983     $   194,491       $   232,146
  Cumulative interest sensitivity gap             $   (32,096)      $   (98,328)      $    37,655     $   232,146
  Cumulative interest sensitivity gap
    as a percentage of total assets                        -2%               -7%                3%             17%

(1) Equity investments have been placed in the 0-3 month category.
(2) Repricing is based on anticipated call dates, and may vary from contractual maturities.
(3) Repricing is based on estimated average lives.

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

                      (This page intentionally left blank)

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

Report of Independent Public Accountants............................................30
Consolidated Balance Sheets.........................................................31
Consolidated Statements of Income...................................................32
Consolidated Statements of Cash Flows...............................................33
Consolidated Statements of Changes in Stockholders' Equity..........................34
Notes to Consolidated Financial Statements..........................................35

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Stockholders and Board of Directors of West Coast Bancorp:

        We have audited the accompanying consolidated balance sheets of West Coast Bancorp (an Oregon corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, cash flows, and changes in stockholders' equity for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of West Coast Bancorp's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.


ARTHUR ANDERSEN LLP

San Francisco, California
January 18, 2001

                               WEST COAST BANCORP
                           CONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)                            2000              1999
---------------------------------------------------------------------------------------------
ASSETS:
Cash and cash equivalents:
     Cash and due from banks                                   $    56,676       $    47,148
     Interest-bearing deposits in other banks                        4,158            17,025
     Federal funds sold                                                 --             2,800
                                                               -----------       -----------
          Total cash and cash equivalents                           60,834            66,973
Trading assets                                                         879             1,001
Investment securities available for sale                           247,816           255,609

Loans held for sale                                                  3,421             8,309
Loans                                                            1,000,212           976,297
Allowance for loan loss                                            (14,244)          (13,480)
                                                               -----------       -----------
          Loans, net                                               985,968           962,817
Premises and equipment, net                                         28,538            30,654
Intangible assets                                                    1,950             2,337
Other assets                                                        25,555            26,987
                                                               -----------       -----------
          Total assets                                         $ 1,354,961       $ 1,354,687
                                                               ===========       ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Demand                                                    $   198,716       $   194,338
     Savings and interest-bearing demand                           497,161           542,533
     Certificates of deposit                                       380,731           343,927
                                                               -----------       -----------
          Total deposits                                         1,076,608         1,080,798
Short-term borrowings                                              101,426            79,512
Other liabilities                                                   10,636            11,896
Long-term borrowings                                                45,022            65,689
                                                               -----------       -----------
          Total liabilities                                      1,233,692         1,237,895

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock:  no par value, none issued;
     10,000,000 shares authorized
Common stock:  no par value, 55,000,000 shares
     authorized;  16,414,689 and 15,344,857 shares issued
     and outstanding, respectively                                  20,518            19,181
Additional paid-in capital                                          87,364            78,005
Retained earnings                                                   14,248            23,008
Deferred compensation                                               (1,032)               --
Accumulated other comprehensive income (loss)                          171            (3,402)
                                                               -----------       -----------
    Total stockholders' equity                                     121,269           116,792
                                                               -----------       -----------
          Total liabilities and stockholders' equity           $ 1,354,961       $ 1,354,687
                                                               ===========       ===========


The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                        CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31  (Dollars in thousands)            2000            1999          1998
-----------------------------------------------------------------------------------------------
INTEREST INCOME:
Interest and fees on loans                             $  92,425       $  82,441      $  82,171
Interest on taxable investment securities                 11,085          10,205          8,896
Interest on nontaxable investment securities               4,203           4,416          3,989
Interest on deposits in other banks                          150             257          1,575
Interest on federal funds sold                                50              44            422
                                                       ---------       ---------      ---------
      Total interest income                              107,913          97,363         97,053

INTEREST EXPENSE:
Savings and interest-bearing demand                       16,848          16,315         16,459
Certificates of deposit                                   20,958          17,911         17,798
Short-term borrowings                                      6,940           1,675            359
Long-term borrowings                                       3,336             989          1,815
                                                       ---------       ---------      ---------
     Total interest expense                               48,082          36,890         36,431
                                                       ---------       ---------      ---------
NET INTEREST INCOME                                       59,831          60,473         60,622
Provision for loan loss                                    2,068           2,190          2,900
                                                       ---------       ---------      ---------
Net interest income after provision for loan loss         57,763          58,283         57,722

NONINTEREST INCOME:
Service charges on deposit accounts                        5,303           4,522          4,620
Other service charges, commissions and fees                4,675           4,183          3,873
Trust revenue                                              1,975           2,065          2,543
Gains on sales of loans                                    1,209           3,563          6,362
Loan servicing fees                                          513             490            634
Other                                                        419           1,329            779
Net gains (losses) on sales of securities                   (221)             82            348
                                                       ---------       ---------      ---------
      Total noninterest income                            13,873          16,234         19,159

NONINTEREST EXPENSE:
Salaries and employee benefits                            24,647          25,906         29,913
Equipment                                                  5,387           5,007          5,318
Occupancy                                                  3,892           3,786          3,234
Check and other transaction processing                     2,554           1,758            823
Professional fees                                          2,018           1,621          1,627
Courier and postage                                        1,929           1,757            466
Marketing                                                  1,709           1,836          1,379
Communications                                             1,336           1,516          1,533
Other taxes and insurance                                    933             634            946
Printing and office supplies                                 843           1,014          1,335
Litigation settlement charges                              4,946              --             --
Restructuring charges                                         --             708          3,768
Other noninterest expense                                  4,379           3,728          5,756
                                                       ---------       ---------      ---------
     Total noninterest expense                            54,573          49,271         56,098
                                                       ---------       ---------      ---------

INCOME BEFORE INCOME TAXES                                17,063          25,246         20,783
PROVISION FOR INCOME TAXES                                 5,443           7,914          6,724
                                                       ---------       ---------      ---------
NET INCOME                                             $  11,620       $  17,332      $  14,059
                                                       =========       =========      =========

     Basic earnings per share                          $    0.70       $    1.02      $    0.83
     Diluted earnings per share                        $    0.69       $    1.00      $    0.79


The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (Dollars in thousands)                           2000           1999            1998
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $  11,620       $  17,332       $  14,059
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Depreciation and amortization of premises and equipment            3,890           3,650           3,179
     Write-down of equipment                                              737              --              --
     Amortization of intangibles                                          387             391             430
     Net (gain) loss on sales of available for sale securities            221             (82)           (348)
     Provision for loan loss                                            2,068           2,190           2,900
     Decrease (increase) in interest receivable                            61          (3,281)           (935)
     Decrease (increase) in other assets                                1,370          (3,730)         (2,165)
     Net cash provided by (used in) loans held for sale                 4,888           7,664          (5,515)
     Increase (decrease) in interest payable                             (354)            317            (218)
     Increase (decrease) in other liabilities                            (905)          2,097           3,190
     Stock based compensation expense                                     267              --              --
     Tax benefit associated with stock options                            159             756           1,793
     Decrease (increase) in trading assets                                122          (1,001)             --
                                                                    ---------       ---------       ---------
          Net cash provided by operating activities                    24,531          26,303          16,370

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities              28,039          36,516          31,134
Proceeds from sales of available for sale securities                    8,931          36,588          12,549
Purchase of available for sale securities                             (25,825)        (79,630)       (103,132)
Loans made to customers greater than principal collected
  on loans                                                            (25,219)       (115,408)        (86,009)
Net capital expenditures                                               (2,511)         (4,615)         (5,018)
                                                                    ---------       ---------       ---------
          Net cash used in investing activities                       (16,585)       (126,549)       (150,476)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings and interest
     bearing transaction accounts                                     (40,994)        (27,749)        106,161
Net increase in certificates of deposit                                36,804              90          43,814
Net increase (decrease) in long-term borrowings                       (20,667)         45,429          (2,186)
Net increase (decrease) in short-term borrowings                       21,914          79,512         (29,249)
Redemption of common stock for stock repurchase plan                   (8,009)         (9,586)         (1,029)
Net proceeds from issuance of common stock                              1,034           1,596           2,255
Dividends paid and cash paid for fractional shares                     (4,167)         (3,565)         (2,986)
                                                                    ---------       ---------       ---------
          Net cash provided by (used in) financing activities         (14,085)         85,727         116,780
                                                                    ---------       ---------       ---------

NET DECREASE IN CASH AND CASH EQUIVALENTS                              (6,139)        (14,519)        (17,326)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                         66,973          81,492          98,818
                                                                    ---------       ---------       ---------
CASH AND CASH EQUIVALENTS AT END OF YEAR                            $  60,834       $  66,973       $  81,492
                                                                    =========       =========       =========


The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                                             Accumulated
                                                      Common Stock       Additional                             Other
(Shares and Dollars in thousands)                  -------------------    Paid-In    Retained    Deferred    Comprehensive
---------------------------------                   Shares      Amount    Capital    Earnings  Compensation  Income(Loss)   Total
                                                   -------------------------------------------------------------------------------
BALANCE, December 31, 1997                          12,606   $  15,758   $  43,213   $  40,599   $      --    $   1,571  $ 101,141

Comprehensive income:
  Net income                                            --          --          --      14,059          --           --     14,059
  Other comprehensive income, net of tax:
    Net unrealized investment gains                     --          --          --          --          --           --      2,207
    Reclassification adjustments for realized
      gains included in net income                      --          --          --          --          --           --       (214)
                                                                                                                         ---------
  Other comprehensive income, net of tax                --          --          --          --          --        1,993      1,993
                                                                                                                         ---------
Comprehensive income                                    --          --          --          --          --           --     16,052
                                                                                                                         =========
Cash dividends, $.16 per common share                   --          --          --      (2,973)         --           --     (2,973)
Issuance of common stock pursuant to option plans      412         516       2,209          --          --           --      2,725
Redemption of stock pursuant to options                (23)        (29)       (441)         --          --           --       (470)
Common stock repurchased and retired                   (50)        (63)       (966)         --          --           --     (1,029)
10% stock dividend                                   1,292       1,614      20,666     (22,281)         --           --         (1)
Cash paid for fractional shares                         (1)         (1)         --         (12)         --           --        (13)
Tax benefit associated with stock options               --          --       1,793          --          --           --      1,793
                                                   -------   ---------   ---------   ---------   ---------    ---------  ---------
BALANCE, December 31, 1998                          14,236      17,795      66,474      29,392          --        3,564    117,225

Comprehensive income:
  Net income                                            --          --          --      17,332          --           --     17,332
  Other comprehensive income (loss), net of tax:
    Net unrealized investment losses                    --          --          --          --          --           --     (7,046)
    Cumulative effect of change in accounting
       principal                                        --          --          --          --          --           --        131
    Reclassification adjustments for realized
      gains included in net income                      --          --          --          --          --           --        (51)
                                                                                                                         ---------
  Other comprehensive loss, net of tax                  --          --          --          --          --       (6,966)    (6,966)
                                                                                                                         ---------
Comprehensive income                                    --          --          --          --          --           --     10,366
                                                                                                                         =========
Cash dividends, $.21 per common share                   --          --          --      (3,553)         --           --     (3,553)
Issuance of common stock pursuant to options           278         347       1,915          --          --           --      2,262
Redemption of stock pursuant to options                (37)        (46)       (620)         --          --           --       (666)
Common stock repurchased and retired                  (533)       (666)     (8,920)         --          --           --     (9,586)
10% stock dividend                                   1,402       1,752      18,400     (20,152)         --           --         --
Cash paid for fractional shares                         (1)         (1)         --         (11)         --           --        (12)
Tax benefit associated with stock options               --          --         756          --          --           --        756
                                                   -------   ---------   ---------   ---------   ---------    ---------  ---------
BALANCE, December 31, 1999                          15,345      19,181      78,005      23,008          --       (3,402)   116,792

Comprehensive income:
  Net income                                            --          --          --      11,620          --           --     11,620
  Other comprehensive income, net of tax:
    Net unrealized investment gains                     --          --          --          --          --           --      3,429
    Reclassification adjustments for realized
      losses included in net income                                                                                            144
                                                                                                                         ---------
  Other comprehensive income, net of tax                                                                          3,573      3,573
                                                                                                                         ---------
Comprehensive income                                    --          --          --          --          --           --     15,193
                                                                                                                         =========
Cash dividends, $.25 per common share                   --          --          --      (4,160)         --           --     (4,160)
10% stock dividend                                   1,517       1,896      14,318     (16,214)         --
Issuance of common stock pursuant to options           234         293         931          --          --           --      1,224
Redemption of stock pursuant to options                (15)        (20)       (170)         --          --           --       (190)
Issuance of common stock pursuant to
   restricted stock plans                              129         162       1,137          --      (1,299)                     --
Amortization of deferred compensation
  restricted stock                                      --          --          --          --         267           --        267
Common stock repurchased and retired                  (794)       (993)     (7,016)                     --           --     (8,009)
Cash paid for fractional shares                         (1)         (1)         --          (6)         --           --         (7)
Tax benefit associated with stock options               --          --         159          --          --           --        159
                                                   -------   ---------   ---------   ---------   ---------    ---------  ---------
BALANCE, December 31, 2000                          16,415   $  20,518   $  87,364   $  14,248   $  (1,032)   $     171  $ 121,269
                                                   =======   =========   =========   =========   =========    =========  =========


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

        LOANS. Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest is doubtful or when the principal or interest payment becomes 90 days past due. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received. Loan fees are offset against operating expense to the extent these fees cover the direct expense of in excess of origination costs are deferred and amortized to income over the related loan period. originating loans. Fees

        A loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Loans that are currently measured at fair value or at lower of cost or fair value, leases and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment are excluded.

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

        In 1999, Bancorp adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS No. 137 and SFAS No. 138. The statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statements of financial position and measure those instruments at fair value. The Company does not currently own any freestanding derivatives or engage in hedging activities.

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

        INTANGIBLE ASSETS. Intangible assets include deposit premiums of $477,000 and $589,000 (net of accumulated amortization) at December 31, 2000 an 1999, respectively. The deposit premiums are being amortized using either an accelerated or straight-line method over a ten-year period. Intangible assets also include goodwill of $1,473,000 and $1,748,000 (net of accumulated amortization) at December 31, 2000 and 1999, respectively, representing the excess of acquisition costs over the fair value of net assets that arose in connection with an acquisition. The excess is being amortized on a straight-line method over a ten-year period.

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

        SUPPLEMENTAL CASH FLOW INFORMATION. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods. Bancorp paid $48,436,000, $36,572,000 and $36,648,000 for interest in 2000, 1999, and 1998, respectively. Income taxes paid were $4,745,000, $7,755,000 and $4,650,000 in 2000, 1999, and 1998, respectively.

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

3.      CONSOLIDATION AND RESTRUCTURING CHARGES

        The 1999 and 1998 results were impacted by one-time costs resulting from the consolidation of our subsidiary banks into one entity, called West Coast Bank. The consolidation was completed on December 31, 1998, and the conversions followed. During 1999, we completed and worked on the system and data conversions, signage changes, name branding, staff reductions, corporate reorganizations, the opening of a new loan servicing center and the consolidation of loan processing, etc. We spent $4.63 million in costs for the consolidation, including costs related to a severance plan, signage, data conversions, marketing, regulatory and administrative costs. These items have been recognized as expenses in the results of operations through December 31, 1999. We initially anticipated these costs of the consolidation at $5 million. We were successful in maintaining the restructuring costs below our original forecast. The following table summarizes the accrued restructuring charges.

(Dollars in thousands)                  December 31,  December 31,  December 31,
----------------------                     2000          1999          1998
                                        ----------------------------------------
Beginning balance, accrued
restructuring charges                      $  315        $1,760        $   --
Provision for restructuring charges            --            57
                                                                        1,918
Utilization:
      Cash                                    315         1,502           158
                                           ------        ------        ------
Total Utilization                             315         1,502           158
                                           ------        ------        ------
End of period balance, accrued
restructuring charges                      $   --        $  315        $1,760
                                           ======        ======        ======

4.      INVESTMENT SECURITIES


                                                                     AVAILABLE FOR SALE
(Dollars in thousands)                               -----------------------------------------------------
----------------------                               Amortized     Unrealized     Unrealized
2000                                                   Cost        Gross Gains   Gross Losses   Fair Value
----                                                 -----------------------------------------------------
U.S. Treasury securities                             $  5,354      $     --      $      9      $  5,345
U.S. Government agency securities                      88,383           203           358        88,228
Corporate securities                                   25,102            84           259        24,927
Mortgage-backed securities                             19,039            71            29        19,081
Obligations of state and political subdivisions        93,801         1,165           587        94,379
Equity and other securities                            15,856            --            --        15,856
                                                     --------------------------------------------------
     Total                                           $247,535      $  1,523      $  1,242      $247,816
                                                     ==================================================

(Dollars in thousands)                                                     AVAILABLE FOR SALE
----------------------                                     -----------------------------------------------------
1999                                                       Amortized     Unrealized    Unrealized
----                                                         Cost        Gross Gains   Gross Losses   Fair Value
                                                           -----------------------------------------------------
U.S. Treasury securities                                    $    500      $      1      $     --      $    501
U.S. Government agency securities                            102,574            62         2,228       100,408
Corporate securities                                          35,117             2           779        34,340
Mortgage-backed securities                                     9,414            11           190         9,235
Obligations of state and political subdivisions               98,344           664         3,062        95,946
Equity and other securities                                   15,179            --            --        15,179
                                                            --------------------------------------------------
     Total                                                  $261,128      $    740      $  6,259      $255,609
                                                            ==================================================

        Gross gains of $0, $214,000 and $357,000, and gross losses of $221,000, $132,000 and $9,000, were realized on sales of investment securities in 2000, 1999, and 1998, respectively. Under the provisions of SFAS No. 133, and in connection with the adoption of SFAS No. 133, Bancorp reclassified investment securities carried at $2,695,000 with a market value of $2,909,000 from the "held to maturity" classification to the "available for sale" classification in the first quarter of 1999. The cumulative effect of this change, net of tax, was an unrealized gain of $131,000 recorded in other comprehensive income (loss). Securities with a fair value of approximately $34,421,000 at December 31, 2000 were pledged to secure public deposits. No outstanding mortgage-backed securities were classified as high risk at December 31, 2000.

5.      MATURITIES OF INVESTMENTS

 (Dollars in thousands)                                         AVAILABLE FOR SALE
-----------------------------------------------            ------------------------------
                                                           Amortized
2000                                                          Cost             Fair Value
----                                                       ---------           ----------
U.S Treasury securities:
  One year or less                                          $  5,354            $  5,345
  One year through five years                                     --                  --
  After five through ten years                                    --                  --
  Due after ten years                                             --                  --
                                                            --------            --------
    Total                                                      5,354               5,345

U.S. Government agency securities:
  One year or less                                                --                  --
  One year through five years                                 50,966              50,882
  After five through ten years                                37,417              37,346
  Due after ten years                                             --                  --
                                                            --------            --------
    Total                                                     88,383              88,228

Corporate Securities:
  One year or less                                             3,361               3,356
  One year through five years                                 18,465              18,318
  After five through ten years                                 3,276               3,253
  Due after ten years                                             --                  --
                                                            --------            --------
    Total                                                     25,102              24,927

Obligations of state and political subdivisions:
  One year or less                                             2,641               2,654
  One year through five years                                 28,488              28,676
  After five through ten years                                48,613              49,033
  Due after ten years                                         14,059              14,016
                                                            --------            --------
    Total                                                     93,801              94,379
                                                            --------            --------
    Sub-total                                                212,640             212,879

Mortgage-backed securities                                    19,039              19,081
Equity investments                                            15,856              15,856
                                                            --------            --------
    Total securities                                        $247,535            $247,816
                                                            ========            ========






6.      LOANS AND ALLOWANCE FOR LOAN LOSS

        The following table presents the loan portfolio net of unearned loan fees of $2,065,000 and $2,998,000 as of December 31, 2000 and 1999,
respectively.



(Dollars in thousands)                              December 31,
------------------------------            -----------------------------------
                                             2000                    1999
                                          -----------             -----------
Commercial loans                          $   159,861             $   157,912
Real estate - construction                    105,219                 124,102
Real estate - mortgage                         97,377                 101,579
Real estate - commercial                      583,971                 531,600
Installment and other consumer                 53,784                  61,104
                                          -----------             -----------
     Total loans                            1,000,212                 976,297
Allowance for loan loss                       (14,244)                (13,480)
                                          -----------             -----------
     Total loans, net                     $   985,968             $   962,817
                                          ===========             ===========

6.      LOANS AND ALLOWANCE FOR LOAN LOSS (Continued)

        The following is an analysis of the changes in the allowance for loan loss:



(Dollars in thousands)                                             December 31,
------------------------------------            --------------------------------------------------
                                                  2000                 1999                 1998
                                                --------             --------             --------
Balance, beginning of period                    $ 13,480             $ 12,453             $ 10,451
Provision for loan loss                            2,068                2,190                2,900
Losses charged to the allowance                   (1,674)              (1,427)              (1,306)
Recoveries credited to the allowance                 370                  264                  408
                                                --------             --------             --------
Balance, end of period                          $ 14,244             $ 13,480             $ 12,453
                                                ========             ========             ========


        Loans on which the accrual of interest has been discontinued, amounted to approximately $5,726,000, $4,316,000, and $4,565,000 at December 31, 2000,
1999, and 1998, respectively. Interest income foregone on non-accrual loans was approximately $401,000, $358,000 and $434,000 in 2000, 1999, and 1998,
respectively.

        At December 31, 2000 and 1999, Bancorp's recorded investment in certain loans that were considered to be impaired was $5,472,000 and $4,118,000 respectively, all of which was classified as non-performing. Of these impaired loans, $803,000 and $858,000 had a specific related valuation allowance of $154,000 and $438,000, respectively, while $4,669,000 and $3,260,000 did not require a specific valuation allowance. The balance of the allowance for loan loss in excess of these specific reserves is available to absorb the inherent losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 2000, 1999, and 1998 was approximately, $1,701,000, $4,252,000, and $3,633,000, respectively. For the years ended December 31, 2000, 1999 and 1998, interest income recognized on impaired loans totaled $57,000, $165,000 and $384,000, respectively, all of which was recognized on a cash basis.

        As of December 31, 2000, 1999 and 1998, the Bank had loans to persons serving as directors, officers, principal shareholders and their related interests totaling $12,439,000, $11,996,000 and $19,873,000, respectively. These loans were made substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Banks.

        The Bank grants commercial and residential loans to customers primarily throughout Oregon and Washington. Although the



(Dollars in thousands)                            December 31,
------------------------------            ---------------------------
                                            2000                1999
                                          -------             -------
Balance, beginning of period               11,996              19,873
New loans and advances                      3,525                 564
Principal payments and payoffs             (3,082)             (8,441)
                                          -------             -------
Balance, end of period                     12,439              11,996
                                          =======             =======


Bank has a diversified loan portfolio, a substantial portion of the portfolio belongs to debtors whose ability to honor their contracts is dependent upon the economies of Oregon and/or Washington.

7.      PREMISES AND EQUIPMENT

        Premises and equipment consists of the following:




(Dollars in thousands)                         December 31,
--------------------------            -----------------------------
                                        2000                 1999
                                      --------             --------
Land                                  $  4,859             $  4,859
Buildings and improvements              21,758               20,989
Furniture and equipment                 23,918               24,714
Construction in progress                   753                  745
                                      --------             --------
                                        51,288               51,307
Accumulated depreciation               (22,750)             (20,653)
                                      --------             --------
Total                                 $ 28,538             $ 30,654
                                      ========             ========

        Depreciation included in net occupancy and equipment expense amounted to $3,890,000, $3,650,000 and $3,179,000 for the years ended December 31, 2000,
1999, and 1998, respectively. The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists. During the fourth quarter of 2000, based upon a comprehensive review of equipment and furniture, Bancorp recorded a $737,000 impairment write-down of computer and telephone equipment, bankcard machine terminals, and furniture. This charge is included in other non-interest expense in the income statement for the period ended December 31, 2000.

8.      BORROWINGS

        Short-term borrowings generally consist of a Cash Management Account
(CMA) line of credit for overnight funding with the Federal Home Loan Bank
(FHLB), security reverse repurchase agreements and Federal Funds Purchased overnight from correspondent banks. At December 31, 2000, Bancorp had $82,156,000 in short term advances with maturity dates from January to February, 2001, and rates ranging from 6.36% to 6.825%. At December 31, 2000, Bancorp had $19,270,000 in reverse repurchase agreements maturing in February and March, 2001, with a rate of 6.625%. Bancorp had no outstanding Federal Funds purchased at December 31, 2000 and 1999.

        At December 31, 1999, Bancorp had $60 million in short term advances with maturity dates from January, 2000 to March, 2000, and rates ranging from 5.75% to 6.01%. At December 31, 1999, Bancorp had $19,512,500 in reverse repurchase agreements maturing in February and March, 2000, and rates ranging from 5.78% to 5.82%.

        Long-term borrowings at December 31, 2000, consist of amortizing notes and putable advances with the FHLB totaling $45,022,000. Bancorp has one amortizing note totaling $22,000, which has an original term of seven years and matures January, 2001. The rate on the amortizing note is 5.42%. Bancorp also has $45,000,000 in putable advances from the FHLB. The putable advances have original terms of two and five years with quarterly put options and final maturities in June 2002 and June 2005; rates on these advances are 6.66% and 6.84%. Principal payments due on Bancorp's borrowings are $22,000 in 2001, $35 million in 2002, and $10 million in 2005, with no balances due thereafter.

        Long-term borrowings, as of December 31, 1999, consisted of amortizing notes and putable advances with the FHLB totaling $65,688,557. At December 31, 1999, Bancorp had two amortizing notes totaling $688,557, that have original terms of seven years and mature between April of 2000, and January of 2001, with rates ranging from 4.98% to 5.42%. Bancorp also had $65 million in putable advances from the FHLB. The putable advances have original terms of five years with quarterly put options and final maturities ranging from September 2002 to December 2004; rates on these advances range from 4.53% to 5.82%.

9.      COMMITMENTS AND CONTINGENT LIABILITIES

        The Company leases land and office space under 29 leases, of which 26 are long-term noncancellable operating leases that expire between 2001 and 2021. At the end of the respective lease terms, Bancorp may renew the leases at fair rental value. At December 31, 2000, minimum future lease payments under these leases and other operating leases were:


                         (Dollars in thousands)      Minimum Future
                          Year                        Lease Payment
                         ----------------------   ---------------------
                         2001................           $  1,798
                         2002................              1,843
                         2003................              1,454
                         2004................              1,395
                         2005................              1,215
                         Thereafter..........             13,694
                                                        --------
                             Total...........           $ 21,399
                                                        ========

        Rental expense for all operating leases was $1,516,000, $1,300,000, and $1,201,000 for the years ended December 31, 2000, 1999, and 1998, respectively.

        West Coast Bank v. B.A.S.S. Construction Co., et. al., Lincoln County Circuit Court Case No. 992167. This case arose out of an earlier dispute with Edward and Marianne Fischer that has now been settled. The Fischers loaned $4.6 million to B.A.S.S. Construction Company. The loan was secured by an approximate 425 acre tract of land in Lincoln County, Oregon ("Lincoln County Property"). B.A.S.S. defaulted on the $4.6 million loan. The Fischers then filed suit against the Bank alleging that the Bank failed to provide promised take-out funding to B.A.S.S. In March 2000, the Bank settled the Fischer case. Under the Agreement, the Bank paid $5.4 million and obtained the Fischers' rights to collect the $4.6 million loan to B.A.S.S. and to foreclose on the Lincoln County Property. Based on an appraisal of the property and related carrying, disposition, and other cost estimates, the Bank currently estimates the net book value of the Lincoln County Property at approximately $587,000. Accordingly, in connection with this settlement and its valuation of its interest in the Lincoln County Property, the Company expensed in its 2000 results the net effect of approximately $4.9 million, for this non-recurring item.

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

10.     INCOME TAXES

        The provision for income taxes for the last three years consisted of the following:

(Dollars in thousands)                    Year ended December 31,
----------------------       -----------------------------------------------
                               2000                1999                1998
                             -------             -------             -------
Current
  Federal                    $ 4,933             $ 6,582             $ 6,866
  State                        1,008               1,142               1,148
                             -------             -------             -------
                               5,941               7,724               8,014
Deferred
  Federal                       (414)                162              (1,105)
  State                          (84)                 28                (185)
                             -------             -------             -------
                                (498)                190              (1,290)
Total
  Federal                      4,519               6,744               5,761
  State                          924               1,170                 963
                             -------             -------             -------
Total                        $ 5,443             $ 7,914             $ 6,724
                             =======             =======             =======


        The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities for the last three years are presented below:


(Dollars in thousands)                                       Year ended December 31,
----------------------------------------            ------------------------------------------
                                                     2000              1999              1998
                                                    ------            ------            ------
Deferred tax assets:
  Allowance for loan loss                           $5,467            $5,114            $4,079
  Settlement asset                                     270                --                --
  Net unrealized loss on investments
       available for sale                               --             2,118                --
  Reorganization costs                                  --                 7                33
  Deferred employee benefits                           709               731             1,268
  Other                                                137               113                34
                                                    ------            ------            ------
     Total deferred tax assets                       6,583             8,083             5,414

Deferred tax liabilities:
  Accumulated depreciation                           1,105             1,191               876
  Federal Home Loan Bank stock dividends             1,667             1,401             1,035
  Net unrealized gains on investments
      available for sale                               110                --             2,189
Intangible assets                                      520               643               662
Other                                                  158                95                16
                                                    ------            ------            ------
     Total deferred tax liabilities                  3,560             3,330             4,778
                                                    ------            ------            ------
  Net deferred tax assets                           $3,023            $4,753            $  636
                                                    ======            ======            ======

        The effective tax rate varies from the federal income tax statutory rate. The reasons for the variance are as follows:

(1) Federal income tax provision applied at 35% in 2000 and 1999 and 34% in 1998.



(Dollars in thousands)                                                    Year ended December 31,
--------------------------------------------------            -----------------------------------------------
                                                                2000                1999                1998
                                                              -----------------------------------------------
Expected federal income tax provision(1)                      $ 5,972             $ 8,836             $ 7,066
State income tax, net of federal income tax effect                573                 789                 518
Interest on obligations of state and
  political subdivisions exempt from federal tax               (1,200)             (1,375)             (1,192)
Other, net                                                         98                (336)                332
                                                              -------             -------             -------
  Total                                                       $ 5,443             $ 7,914             $ 6,724
                                                              =======             =======             =======

11.     STOCKHOLDERS' EQUITY AND REGULATORY REQUIREMENTS

        Authorized capital of Bancorp includes 10,000,000 shares of Preferred Stock no par value, none of which were issued at December 31, 2000. In September 2000, the Board of Directors declared a 10 percent dividend payable to shareholders of record October 9, 2000. Where appropriate, share and per share amounts have been restated to retroactively reflect the stock dividend as well as all previous stock dividends and splits.

        In December 1998, Bancorp announced a stock repurchase program associated with its stock option plans. Under the plan the Company can buy up to
1.815 million shares of the Company's common stock. The plan repurchases will be limited by the anticipated timing of stock option exercises as well as other parameters. The Company intends to use existing funds and/or long-term borrowings to finance the repurchases. The repurchased common shares will be available for use under the Company's existing stock option plans. During 2000, under this plan, 268,070 common shares were repurchased for $2,728,820, an average purchase price of $10.18 per share. Total shares repurchased under this plan are 921,470 for $12,772,095.

        In July, 2000, Bancorp announced a second stock repurchase program which was expanded in September, 2000. Under the plan, the Company can buy up to 880,000 shares of the Company's common stock. The Company intends to use existing funds and/or long-term borrowings to finance the repurchases. During 2000, 572,800 shares were repurchased for $5,264,000, an average purchase price of $9.19 per share.

        The FRB and FDIC have established minimum requirements for capital adequacy for bank holding companies and member banks. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and its significant bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items. The FRB and FDIC risk based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk weighted assets of at least 4%, and a ratio of total capital to total risk weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total average assets less intangibles is required to be at least 3%. Well capitalized guidelines require banks and bank holding companies to maintain tier one capital of at least 6%, total risk based capital of at least 10% and a leverage ratio of at least 5%. Bancorp and its significant bank subsidiaries' capital components, classification, risk weightings and other factors are also subject to qualitative judgements by regulators. Failure to meet minimum capital requirements can initiate certain action by regulators that, if undertaken, could have a material effect on Bancorp's financial statements. As of December 31, 2000, Bancorp and its subsidiary bank are considered "Well Capitalized" under current risk based capital regulatory guidelines. Management believes that no events or changes in conditions have subsequently occurred which would significantly change Bancorp's capital position. Under capital ratio and state law restrictions, as of December 31, 2000, the Bank could have declared dividends to the Parent Company of approximately $44.9 million in the aggregate, without obtaining prior regulatory approval.

        The following table presents selected risk adjusted capital information as of December 31, 2000 and 1999:

                                                   2000                                                1999
                              -------------------------------------------------------------------------------------------------
                                                                  Amount                                              Amount
                                                              Required For                                         Required For
                                                                 Minimum                                             Minimum
                                                                 Capital                                             Capital
(Dollars in thousands)                  Actual                  Adequacy                     Actual                 Adequacy
----------------------        -------------------------------------------------------------------------------------------------
                               Amount              Ratio         Amount            Amount              Ratio         Amount
                              --------             -----        --------          --------             -----       -----------
Tier 1 Capital
West Coast Bancorp            $119,600             10.90%       $ 43,890          $118,397             10.50%       $ 45,104
West Coast Bank                115,387             10.51%         43,915           112,530              9.97%         45,147

Total Capital
West Coast Bancorp            $133,328             12.15%       $ 87,788          $131,877             11.69%       $ 90,249
West Coast Bank                129,115             11.76%         87,833           126,010             11.17%         90,249

Leverage Ratio
West Coast Bancorp            $119,600              8.88%       $ 40,405          $118,397              9.00%       $ 39,466
West Coast Bank                115,387              8.56%         40,439           112,530              8.56%         39,438

12.     BALANCES WITH THE FEDERAL RESERVE BANK

        The Bank is required to maintain cash reserves or deposits with the Federal Reserve Bank equal to a percentage of reservable deposits. The average required reserves for the Bank were $4,951,000 during 2000.

13.     EARNINGS PER SHARE

        The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:




                                                 Weighted          Per Share
                           Net Income          Average Shares        Amount
                                          For the year ended 2000
                          --------------------------------------------------
Basic earnings            $11,619,815           16,711,026          $   0.70
Stock options                                      123,273
Diluted earnings          $11,619,815           16,834,299          $   0.69
                                          For the year ended 1999
                          --------------------------------------------------
Basic earnings            $17,332,036           16,986,574          $   1.02
Stock options                                      382,976
Diluted earnings          $17,332,036           17,369,550          $   1.00
                                          For the year ended 1998
                          --------------------------------------------------
Basic earnings            $14,058,671           17,079,832          $   0.83
Stock options                                      678,302
Diluted earnings          $14,058,671           17,758,134          $   0.79

        Bancorp, for the periods reported, had no reconciling items between net income and income available to common shareholders.

14.     COMPREHENSIVE INCOME

        The following table displays the components of other comprehensive income (loss) for the last three years:




                                                                                               Year ended December 31,
                                                                                    ----------------------------------------------
(Dollars in thousands)                                                                2000               1999               1998
--------------------------------------------------------------------------          --------           --------           --------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the year                           $  5,578           $(11,450)          $  3,412
Tax benefit (provision)                                                               (2,149)             4,404             (1,205)
                                                                                    --------           --------           --------
Unrealized holdings gains (losses) arising during the year, net of tax                 3,429             (7,046)             2,207

Less: Unrealized gains from change in accounting principle                                --                213                 --
Tax expense                                                                               --                (82)                --
                                                                                    --------           --------           --------
Unrealized gains from accounting principle, net of tax                                    --                131                 --

Plus: Reclassification adjustment for (gains) losses on sale of securities               221                (82)              (348)
Tax (benefit) provision                                                                  (77)                31                134
                                                                                    --------           --------           --------
Net realized (gains) losses                                                              144                (51)              (214)
                                                                                    --------           --------           --------
Other comprehensive income (loss), net of tax                                       $  3,573           $ (6,966)          $  1,993
                                                                                    ========           ========           ========


15.     CERTIFICATES OF DEPOSIT

        Included in certificates of deposit are certificates in denominations of $100,000 or greater, totaling $116,619,000 and $86,970,000 at December 31, 2000 and 1999, respectively. Interest expense relating to certificates of deposits in denominations of $100,000 or greater was $6,243,000, $4,637,000 and $3,731,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Maturity amounts on Bancorp's certificates of deposits include $288,780,000 in 2001, $71,439,000 in 2002, $11,484,000 in 2003, $2,642,000 in 2004, and $4,546,000 in
2005, with $1,840,000 due thereafter. Included in the maturity amounts, are $7 million in variable rate certificates of deposit that reprice monthly with maturities ranging from January, 2001 to December, 2005.

16.     EMPLOYEE BENEFIT PLANS

        West Coast Bancorp employee benefits include a plan established under section 401(k) of the Internal Revenue Code for certain qualified employees (the 401(k) plan). Employee contributions up to 15 percent of salaries under the Internal Revenue Code guidelines can be made under the 401(k) plan, of which Bancorp matches 50 percent of the employees' contributions up to a maximum of 6 percent of the employee's salary. Bancorp may also elect to make discretionary contributions to the plan. Employees vest immediately in their own contributions and earnings thereon and vest in Bancorp's contributions over five years of eligible service. Bancorp has merged previously acquired companies' plans into its own plan. Bancorp's expenses totaled $349,000, $403,000 and $398,000 for 2000, 1999, and 1998 respectively, none of which was discretionary.

        Bancorp provides a non-qualified Deferred Compensation Plan for Directors and a non-qualified Deferred Compensation Plan for Executive Officers (Deferred Compensation Plans) as supplemental benefit plans which permit directors and selected officers to elect to defer receipt of all or any portion of their future salary, bonus or directors' fees. In addition, the Deferred Compensation Plans restore benefits lost by employees under the 401(k) plan due to specified Internal Revenue Code restrictions on the maximum benefits that may be paid under those plans. All contributions are invested at the employees' direction among a variety of investment alternatives. Amounts contributed to these plans to restore benefits otherwise limited by the Code restrictions have been included in the 401(k) plan contribution expense reported in the previous paragraph. A deferred compensation liability of $1,311,000 and $1,598,000 was accrued as of December 31, 2000 and 1999 respectively.

        Bancorp's expenses related to retirement benefits with certain present and former employees, were $121,000, $133,000 and $153,000 for 2000, 1999 and
1998, respectively. Certain of these retirement benefits are directly or indirectly funded through the purchase of corporate owned life insurance policies. The recorded cash surrender value of these policies was $1,578,000 and $1,453,000 at December 31, 2000 and 1999, respectively.


17.     STOCK PLANS

        Bancorp's stock option plans include the 1999 Stock Option Plan (1999
Plan), the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (1991 Plan), the 1995 Directors Stock Option Plan (1995 Plan), the 1989 and 1985 Non-Qualified Stock Option Plans and the 1989 and 1985 Qualified Stock Option Plans (1985 and 1989 Plans). The 1999 Plan authorizes the issuance of 1,815,000 shares of common stock. The 1995 Plan authorizes the issuance of 799,000 shares of common stock. No additional grants may be made under the 1985, 1989 and 1991 Plans.

        Substantially all stock options have an exercise price that is equal to the fair market value of Bancorp's stock on the date the options were granted. Options granted under the 1999 Plan and 1995 Plan are exercisable over a three year period with a certain grants vesting immediately. The majority of the options previously granted under the 1991 and 1989 Plans are exercisable immediately following the effective date of the grant with certain options granted under the 1991 plan exercisable in one year. Certain options previously granted under the 1995 Plan are exercisable over one to four year periods. Substantially all options previously granted under the 1985 Plans become exercisable at a rate of 2% a month for 50 months, or equally over a four year period; all options previously issued under the 1985 plan are fully vested.



                                                          2000                           1999                           1998
                                                        Weighted                       Weighted                       Weighted
                                      2000 Common        Avg. Ex.    1999 Common        Avg. Ex.    1998 Common        Avg. Ex.
                                        Shares            Price         Shares           Price        Shares            Price
                                      -------------------------------------------------------------------------------------------
Balance, beginning of year            1,243,992         $   10.53      1,434,185         $ 9.37      1,748,167      $        6.73
   Granted                              848,743              9.62        241,307          13.84        300,561              17.05
   Exercised                           (256,616)             4.77       (333,678)          6.78       (538,162)              5.06
   Forfeited                           (244,139)            13.29        (97,822)         14.58        (76,381)              9.44
                                      ---------         ---------      ---------         ------      ---------      -------------
Balance, end of year                  1,591,980         $   10.55      1,243,992         $10.53      1,434,185      $        9.37
                                      =========         =========      =========         ======      =========      =============
Exercisable, end of year              1,040,809                        1,164,457                     1,142,207
Avg. fair value of options granted                      $    2.24                        $ 4.49                     $        5.33

        As of December 31, 2000, outstanding stock options consist of the following:


                              Options     Weighted Avg.     Weighted Avg.       Options     Weighted Avg.
 Exercise Price Range       Outstanding   Exercise Price    Remaining Life    Exercisable   Exercise Price
----------------------------------------------------------------------------------------------------------
     $ 3.73 - $ 9.10           306,588        $ 6.33             4.93           267,292        $ 6.02
       9.20 -   9.26           554,280          9.21             9.32           145,621          9.20
       9.43 -  12.50           252,949         10.78             9.04           169,798         11.41
      12.52 -  13.79           292,442         13.18             7.44           272,777         13.23
      14.56 -  18.97           185,721         17.06             7.58           185,321         17.06
----------------------------------------------------------------------------------------------------------
  Total                      1,591,980       $ 10.55             7.88         1,040,809       $ 11.20

        Bancorp accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS Statement No. 123, Bancorp's net income and earnings per share would have been:


                                                                    2000                1999                1998
                                                               --------------      --------------      --------------
Net income:                                   As reported      $   11,620,000      $   17,332,000      $   14,059,000
                                              Proforma         $   10,162,000      $   15,700,000      $   12,340,000

Basic earnings per share:                     As reported      $         0.70      $         1.02      $         0.82
                                              Proforma         $         0.61      $         0.92      $         0.72

Diluted earnings per share:                   As reported      $         0.69      $         1.00      $         0.79
                                              Proforma         $         0.60      $         0.90      $         0.69


        Due to the discretionary nature of stock option grants, the compensation cost included in the 2000, 1999 and 1998 proforma net income per SFAS No. 123, may not be representative of that expected in future years.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the assumptions used in the fair value calculation:



                        Non-Qualified Director Options                  Employee Options
                        ------------------------------      ---------------------------------------
                          2000      1999      1998              2000         1999          1998
                        ------------------------------      ---------------------------------------
Risk Free interest rates  6.53%     5.29%     4.30%         5.75%-6.75%   4.70%-6.31%   4.30%-5.70%
Expected dividend         2.54%     2.00%     1.05%               2.54%         2.00%         1.05%
Expected lives, in years  5         5         4                  5             5             4
Expected volatility         41%       40%       41%                 41%           40%           41%

        Bancorp maintains a restricted stock plan, implemented in 2000, for the benefit of officers and other employees. There are 275,000 shares are authorized for grant under this plan. Grants are made at the discretion of the Board of Directors. Restricted shares issued currently vest over three years. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period which is currently 3 years for all grants in 2000. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. The restriction is based upon continuous service.

        In 2000, 140,598 shares of restricted stock were granted. The average market price at the time of these grants was $9.23. The balance of unearned compensation related to these restricted shares as of December 31, 2000 was $1.03 million. Total compensation expense recognized for the restricted shares was $267,000 in 2000.

18.     FAIR VALUES OF FINANCIAL INSTRUMENTS

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

        The estimated fair values of financial instruments at December 31, 2000 are as follows:



(Dollars in thousands)                Carrying Value            Fair Value
---------------------------           --------------           ------------
FINANCIAL ASSETS:
Cash and cash equivalents              $    60,834             $    60,834
Trading assets                                 879                     879
Investment securities                      247,816                 247,816
  Loans                                  1,003,633
  Allowance for loan losses                (14,244)
                                       -----------
Net Loans                                  989,389             $   983,693

FINANCIAL LIABILITIES:
Deposits                               $ 1,076,608             $ 1,078,425
Short-term borrowings                      101,426                 101,426
Long-term borrowings                        45,022                  46,420

        The estimated fair values of financial instruments at December 31, 1999 are as follows:


(Dollars in thousands)                Carrying Value           Fair Value
----------------------                --------------          ------------
FINANCIAL ASSETS:
Cash and cash equivalents              $    66,973             $    66,973
Investment securities                      255,609                 255,609
  Loans                                    984,607
  Allowance for loan losses                (13,480)
                                       -----------
Net Loans                                  971,127                 972,613

FINANCIAL LIABILITIES:
Deposits                               $ 1,080,798             $ 1,078,950
Short-term borrowings                       79,513                  79,513
Long-term borrowings                        65,689                  65,449

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


      (Dollars in thousands)                                                           Contract or
       ---------------------                                                          Notional Amount
                                                                                      ---------------
      Financial instruments whose contract amounts represent credit risk:
          Commitments to extend credit
              Real estate secured for commercial construction or land development        $ 43,990
              Revolving open-end lines secured by 1-4 family residential properties        17,704
              Credit card lines                                                            34,237
              Other                                                                       132,344
      Standby letters of credit and financial guarantees                                    3,748

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

20.     PARENT COMPANY ONLY FINANCIAL DATA

        The following sets forth the condensed financial information of West Coast Bancorp on a stand-alone basis:


                               WEST COAST BANCORP
                          UNCONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)                   2000                1999
--------------------------------------------             --------            --------
Assets:
      Cash and due from the subsidiary bank              $  2,392            $  3,206
      Investment in the subsidiaries                      119,554             113,297
      Other assets                                            481               1,290
                                                         --------            --------
   Total assets                                          $122,427            $117,793
                                                         ========            ========

Liabilities and stockholders' equity:
       Other liabilities                                 $  1,158            $  1,000
                                                         --------            --------
   Total liabilities                                        1,158               1,000
Stockholders' equity                                      121,269             116,793
                                                         --------            --------
   Total liabilities and stockholders' equity            $122,427            $117,793
                                                         ========            ========

                               WEST COAST BANCORP
                       UNCONSOLIDATED STATEMENTS OF INCOME


Year ended December 31 (Dollars in thousands)                 2000             1999             1998
--------------------------------------------------------------------------------------------------------
Income:
    Cash dividends from subsidiaries                        $    8,915       $    5,006       $    5,358
    Other income from the subsidiaries                              63               99            7,097
    Other income                                                     3               22              367
                                                            ----------       ----------       ----------
        Total income                                             8,981            5,127           12,822
Expenses:
    Interest expense                                                --               --              (21)
    Other expense                                                   36              120           11,617
                                                            ----------       ----------       ----------
        Total expense                                               36              120           11,596
Income before income taxes and equity in undistributed
    earnings of the bank                                         8,945            5,007            1,226
Income tax (expense) benefit                                        (9)              (1)           1,593
                                                            ----------       ----------       ----------
Net income before equity in undistributed earnings
    of the bank                                                  8,936            5,006            2,819
Equity in undistributed earnings of the bank                     2,684           12,326           11,240
                                                            ----------       ----------       ----------
        Net income                                          $   11,620       $   17,332       $   14,059
                                                            ==========       ==========       ==========




                               WEST COAST BANCORP
                     UNCONSOLIDATED STATEMENTS OF CASH FLOW

Year ended December 31 (Dollars in thousands)                                2000             1999             1998
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                                $   11,620       $   17,332       $   14,059
Adjustments to reconcile net income to net cash
    provided by operating activities:
    Undistributed earnings of subsidiaries                                    (2,684)         (12,325)         (11,240)
    Decrease (increase) in advances to subsidiaries                               --            4,629           (4,349)
    Decrease in other assets                                                     808            3,136            2,310
    Increase (decrease) in balances due to subsidiaries                           --              (18)              18
    Increase (decrease) in other liabilities                                     158              164             (860)
    Stock based compensation expense                                             267               --               --
    Tax benefit associated with stock options                                    159              756            1,793
                                                                          ----------       ----------       ----------
        Net cash provided by operating activities                             10,328           13,674            1,730
CASH FLOWS FROM INVESTING ACTIVITIES:
     Capital contributions to subsidiaries                                        --             (500)             (38)
     Sales and maturities of held to maturity and available for sale
              securities                                                          --               --                4
                                                                          ----------       ----------       ----------
               Net cash used in  investing activities                             --             (500)             (34)

CASH FLOWS FROM FINANCING ACTIVITIES:
    Net payments on long-term borrowings                                          --               --             (425)
    Net proceeds from issuance of common stock                                 1,034            1,596            2,255
    Repurchase of common stock                                                (8,009)          (9,586)          (1,029)
    Dividends paid and cash paid for fractional shares                        (4,167)          (3,565)          (2,986)
                                                                          ----------       ----------       ----------
        Net cash used in financing activities                                (11,142)         (11,555)          (2,185)

Net increase (decrease) in cash and cash equivalents                            (814)           1,619             (489)
Cash and cash equivalents at beginning of year                                 3,206            1,587            2,076
                                                                          ----------       ----------       ----------
Cash and cash equivalents at end of year                                  $    2,392       $    3,206       $    1,587
                                                                          ==========       ==========       ==========

21.     SEGMENT AND RELATED INFORMATION

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




(Dollars in thousands)                                    December 31, 2000
----------------------              ---------------------------------------------------------------
                                        Banking          Other        Intersegment    Consolidation
                                     -------------   -------------   --------------   -------------
Interest income                      $     107,820   $         161   $         (68)   $     107,913
Interest expense                            48,147               3             (68)          48,082
                                     -------------   -------------   -------------    -------------
    Net interest income                     59,673             158              --           59,831
                                     -------------   -------------   -------------    -------------
Provision for loan loss                      2,068              --              --            2,068
Noninterest income                          12,023           1,987            (137)          13,873
Noninterest expense                         52,801           1,909            (137)          54,573
                                     -------------   -------------   -------------    -------------
     Income before income taxes             16,827             236              --           17,063
Provision for income taxes                   5,354              89              --            5,443
                                     -------------   -------------   -------------    -------------
     Net income                      $      11,473   $         147   $          --    $      11,620
                                     =============   =============   =============    =============

Depreciation and amortization        $       4,272   $           5   $          --    $       4,277
Assets                               $   1,353,676   $       5,026   $      (3,741)   $   1,354,961
Loans, net                           $     985,968   $          --   $          --    $     985,968
Deposits                             $   1,079,760   $          --   $      (3,152)   $   1,076,608
Equity                               $     117,055   $       4,214             n/a    $     121,269



(Dollars in thousands)                                          December 31, 1999
----------------------               ----------------------------------------------------------------------------
                                        Banking               Other            Intersegment        Consolidation
                                     --------------      --------------       --------------       --------------
Interest income                      $       97,261      $          202       $         (100)      $       97,363
Interest expense                             36,988                   2                 (100)              36,890
                                     --------------      --------------       --------------       --------------
    Net interest income                      60,273                 200                   --               60,473
                                     --------------      --------------       --------------       --------------
Provision for loan loss                       2,190                  --                   --                2,190
Noninterest income                           14,306               2,119                 (191)              16,234
Restructure charge                              708                  --                   --                  708
Noninterest expense                          46,270               2,484                 (191)              48,563
                                     --------------      --------------       --------------       --------------
     Income before income taxes              25,411                (165)                  --               25,246
Provision for income taxes                    7,974                 (60)                  --                7,914
                                     --------------      --------------       --------------       --------------
     Net income                      $       17,437      $         (105)      $           --       $       17,332
                                     ==============      ==============       ==============       ==============

Depreciation and amortization        $        4,020      $           21       $           --       $        4,041
Assets                               $    1,353,557      $        5,432       $       (4,302)      $    1,354,687
Loans, net                           $      963,119      $           --       $         (302)      $      962,817
Deposits                             $    1,084,798      $           --       $       (4,000)      $    1,080,798
Equity                               $      110,961      $        5,832                  n/a       $      116,793

(Dollars in thousands)                                           December 31, 1998
----------------------               ----------------------------------------------------------------------------
                                        Banking              Other             Intersegment         Consolidated
                                     --------------      --------------       --------------       --------------
Interest income                      $       96,982      $          139       $          (68)      $       97,053
Interest expense                             36,520                 (21)                 (68)              36,431
                                     --------------      --------------       --------------       --------------
    Net interest income                      60,462                 160                   --               60,622
                                     --------------      --------------       --------------       --------------
Provision for loan loss                       2,928                 (28)                  --                2,900
        Noninterest income                   16,114              10,088               (7,043)              19,159
        Restructure charge                    3,768                  --                   --                3,768
Noninterest expense                          44,944              14,429               (7,043)              52,330
                                     --------------      --------------       --------------       --------------
     Income before income taxes              24,936              (4,153)                  --               20,783
Provision for income taxes                    8,325              (1,601)                  --                6,724
                                     --------------      --------------       --------------       --------------
     Net income                      $       16,611      $       (2,552)      $           --       $       14,059
                                     ==============      ==============       ==============       ==============


Depreciation and amortization        $        2,914      $          695                   --       $        3,609
Assets                               $    1,253,684      $        8,787       $       (7,048)      $    1,255,423
Loans, net                           $      849,600                  --                   --       $      849,600
Deposits                             $    1,110,834                  --       $       (2,377)      $    1,108,457
Equity                               $      105,447      $       11,778                  n/a       $      117,225


22.     QUARTERLY FINANCIAL INFORMATION (unaudited)

(Dollars in thousands, except per share data)        March 31,          June 30,         September 30,      December 31,
---------------------------------------------      ----------------------------------------------------------------------
2000
Interest income                                    $      26,607      $      26,848      $      27,322      $      27,136
Interest expense                                          11,206             11,805             12,494             12,577
                                                   -------------      -------------      -------------      -------------
       Net interest income                                15,401             15,043             14,828             14,559
Provision for loan loss                                      675                693                280                420
Noninterest income                                         3,552              3,227              3,718              3,376
Noninterest expense                                       16,600             12,391             12,334             13,248
                                                   -------------      -------------      -------------      -------------
       Income before income taxes                          1,678              5,186              5,932              4,267
Provision for income taxes                                   426              1,674              1,944              1,399
                                                   -------------      -------------      -------------      -------------
       Net income                                  $       1,252      $       3,512      $       3,988      $       2,868
                                                   =============      =============      =============      =============

Earnings per common share:
           Basic                                   $        0.07      $        0.21      $        0.24      $        0.18
           Diluted                                 $        0.07      $        0.21      $        0.24      $        0.17


(Dollars in thousands, except per share data)        March 31,            June 30,         September 30,        December 31,
---------------------------------------------      --------------------------------------------------------------------------
1999
Interest income                                    $       23,813      $       23,820      $       23,993      $       25,737
Interest expense                                            8,808               8,885               9,059              10,138
                                                   --------------      --------------      --------------      --------------
       Net interest income                                 15,005              14,935              14,934              15,599
Provision for loan loss                                       510                 450                 450                 780
Noninterest income                                          4,696               4,083               3,949               3,506
Noninterest expense                                        12,746              12,085              12,265              12,175
                                                   --------------      --------------      --------------      --------------
       Income before income taxes                           6,445               6,483               6,168               6,150
Provision for income taxes                                  2,065               1,987               1,912               1,950
                                                   --------------      --------------      --------------      --------------
       Net income                                  $        4,380      $        4,496      $        4,256      $        4,200
                                                   ==============      ==============      ==============      ==============

Earnings per common share:
           Basic                                   $         0.26      $         0.26      $         0.25      $         0.25
           Diluted                                 $         0.25      $         0.25      $         0.25      $         0.25

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        NONE.

                                    PART III

ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        For information concerning directors and certain executive officers of Bancorp, see INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE" and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" and "COMPLIANCE WITH SECTION 16(a) FILING REQUIREMENTS" in Bancorp's 2001 Annual Meeting Proxy Statement ("Proxy Statement"), which is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

        For information concerning executive compensation, see "INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE - Compensation Of Directors" and "EXECUTIVE COMPENSATION" in the Proxy Statement, which is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        For information concerning the security ownership of certain beneficial owners and management, see "INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE and "SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT" in the Proxy Statement, which is incorporated herein by reference.

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

(b) During the three months ended December 31, 2000 Bancorp did not file a current report on Form 8-K.

(c)     Exhibits:
        The response to this portion of Item 14 is submitted as a separate section of this report entitled, "Index to Exhibits."

(d)     Financial Statement Schedules:
        None

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2001.

WEST COAST BANCORP

(Registrant)

By:     /s/ Robert D. Sznewajs
   -----------------------------------
        President and CEO

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 15th day of February, 2001.

PRINCIPAL EXECUTIVE OFFICER:
/s/ Robert D. Sznewajs                      President and CEO and Director
------------------------------------
Robert D. Sznewajs

PRINCIPAL FINANCIAL OFFICER:
/s/ Anders Giltvedt                         Executive Vice President and Chief
------------------------------------        Financial Officer
Anders Giltvedt

PRINCIPAL ACCOUNTING OFFICER:
/s/ Kevin M. McClung                        Vice President and Controller
------------------------------------
Kevin M. McClung

REMAINING DIRECTORS:
/s/ Lloyd D. Ankeny                         /s/ C. Douglas McGregor
------------------------------------        ------------------------------------
Lloyd D. Ankeny                             C. Douglas McGregor, Chairman

/s/ Michael J. Bragg                        /s/ Mary B. Pearmine
------------------------------------        ------------------------------------
Michael J. Bragg                                   Mary B. Pearmine

/s/ William B. Loch
------------------------------------
William B. Loch

/s/ Jack E. Long
------------------------------------
Jack E. Long

/s/ J.F. Ouderkirk
------------------------------------
J.F. Ouderkirk.

INDEX TO EXHIBITS


Exhibit No.                         Exhibit
----------                          -------
3.1     Restated Articles of Incorporation(1)
3.2     Restated Bylaws(2)
4       The Registrant has incurred long-term indebtedness as to which the amount involved is less than ten percent of the total assets of the
        Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish instruments relating to such indebtedness to the
        Commission upon its request
10.1    Salary Continuation Agreement between the Registrant and West Coast Bank and Cynthia Sparacio (formerly Haworth) dated April 1, 1999(3)
10.2    Salary Continuation Agreement between the Registrant and West Coast Bank and David Prysock dated April 1, 1999(3)
10.3    Salary Continuation Agreement between the Registrant and West Coast Bank and James D. Bygland dated April 1, 2000(4)
10.4    Salary Continuation Agreement between the Registrant and West Coast Bank and Richard Rasmussen dated October 17, 2000
10.5    Employment Agreement between the Registrant and West Coast Bank and
        Robert D. Sznewajs dated January 1, 2000(5)
10.6    Change of Control Employment Agreement between the Registrant and Robert
        D. Sznewajs dated January 1, 2000(5)
10.7    Change of Control Employment Agreement between the Registrant and Brian
        L. Cooper dated July 25, 2000
10.8    Change of Control Employment Agreement between the Registrant and Anders
        Giltvedt dated July 25, 2000
10.9    Form of Indemnification Agreement(6)
10.10   401(k) Profit Sharing Plan(7)
10.11   Directors' Deferred Compensation Plan(7)
10.12   Executives' Deferred Compensation Plan(7)
10.13   Combined 1991 Incentive Stock Option Plan and 1991 Nonqualified Stock
        Option Plan(8)
10.14   Directors' Stock Option Plan and Form of Agreement(9)
10.15   Incentive Stock Option Plan and Form of Agreement(9)
10.16   Nonqualified Stock Option Plan and Form of Agreement(9)
10.17   1999 Stock Option Plan and form of Agreement(10)
10.18   1999 Director Stock Option Plan and Form of Agreement(11)
10.19   2000 Restricted Stock Plan(12)

-----------------
1 Incorporated by reference to Exhibit 3.1 of Registrant's Quarterly Report on Form 10Q for the quarter ended June 30, 1998.
2 Incorporated by reference to Exhibits 3.2 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.
3 Incorporated by reference to Exhibits 10.4 and 10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 1999.
4 Incorporated by reference to Exhibit 10.23 of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.
5 Incorporated by reference to Exhibits 10.1 and 10.2 of the Registrant's Current Report on Form 8-K filed January 7, 2000.
6 Incorporated by reference to Exhibits 10.1 - 10.3 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999
7 Incorporated by reference to Exhibits 99.1, 99.2, 99.3 and 99.5 of Registrant's S-8 Registration Statement, Registration No. 333-01649
8 Incorporated by reference to Exhibits 99.1 and 99.2 of Registrant's S-8 Registration Statement, Registration No. 333-01651
9 Incorporated by reference to Exhibits 99.1, 99.2, 99.3 and 99.5 of Registrant's S-8 Registration Statement, Registration No. 33-60259
10 Incorporated by reference to Exhibits 99.1 and 99.2 of Registrant's S-8 Registration Statement, Registration No. 333-86113
11 Incorporated by reference to Exhibits 99.1, 99.2 of Registrant's S-8 Registration Statement, Registration No. 333-35318
12 Incorporated by reference to Exhibit 99.2 of Registrant's S-8 Registration Statement, Registration No. 333-35208


Exhibit No.                         Exhibit
----------                          -------

10.20   Incentive Stock Option and Nonstatutory Stock Option Plan and Employee
        Stock Option Plan of Vancouver Bancorp and Forms of Agreements(13)
21.1    Subsidiaries of the Registrant
23.1    Consent of Arthur Andersen LLP

----------------
13 Incorporated by reference to Exhibits 99.1 - 99.6 of Registrant's S-8 Registration Statement, Registration No. 333-09721