Form 10-Q
period 2001-03-31
WEST COAST BANCORP /NEW/OR/
filed 2001-05-14
CIK 717059

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        ---------------------------------

                                    Form 10-Q

               [X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                      For the Quarter Ended March 31, 2001

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

                                                Yes  X  No.
                                                    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, no par value, outstanding on April 30, 2001:       16,291,374

                                TABLE OF CONTENTS

PART I. Financial Information

        Item 1. Financial Statements                                           Page
                                                                               ----
                Consolidated Balance Sheets -
                March 31, 2001 and December 31, 2000..............................3

                Consolidated Statements of Income -
                Three months ended March 31, 2001 and 2000........................4

                Consolidated Statements of Cash Flows -
                Three months ended March 31, 2001 and 2000........................5

                Consolidated Statements of Changes in Stockholders' Equity........6

                Notes to Consolidated Financial Statements........................7

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations..............................12

        Item 3. Quantitative and Qualitative Disclosures About Market Risk.......20

PART II.        Other Information

        Item 1. Legal Proceedings................................................21

        Item 6. Exhibits and Reports on Form 8-K.................................22

        Signatures...............................................................23

                  PART I. FINANCIAL INFORMATION
Item 1.

                       WEST COAST BANCORP
                   CONSOLIDATED BALANCE SHEETS

                                                               March 31,    December 31,
(Dollars in thousands)                                            2001          2000
----------------------                                        -----------   ------------
                                                              (Unaudited)
ASSETS:
Cash and cash equivalents:
     Cash and due from banks                                     $ 52,042       $ 56,676
     Interest-bearing deposits in other banks                       7,731          4,158
     Federal funds sold                                             5,600              -
                                                              -----------    -----------
          Total cash and cash equivalents                          65,373         60,834
Trading assets                                                        892            879
Investment securities available for sale                          253,698        247,816


Loans held for sale                                                 6,632          3,421
Loans                                                             995,086      1,000,212
Allowance for loan loss                                           (14,289)       (14,244)
                                                              -----------    -----------
          Loans, net                                              980,797        985,968
Premises and equipment, net                                        29,229         28,538
Intangible assets                                                   1,854          1,950
Other assets                                                       23,694         25,555
                                                              -----------    -----------
          Total assets                                        $ 1,362,169    $ 1,354,961
                                                              ===========    ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
     Demand                                                     $ 198,834      $ 198,716
     Savings and interest-bearing demand                          537,851        497,161
     Certificates of deposit                                      389,914        380,731
                                                              -----------    -----------
          Total deposits                                        1,126,599      1,076,608
Short-term borrowings                                              29,239        101,426
Other liabilities                                                  11,536         10,636
Long-term borrowings                                               70,000         45,022
                                                              -----------    -----------
          Total liabilities                                     1,237,374      1,233,692
                                                              ===========    ===========

Commitments and contingent liabilities

STOCKHOLDERS' EQUITY:
Preferred stock:  no par value, none issued;
     10,000,000 shares authorized
Common stock:  no par value, 55,000,000 shares
     authorized;  16,307,149 and 16,414,689 shares issued
     and outstanding, respectively                                 20,384         20,518
Additional paid-in capital                                         86,392         87,364
Retained earnings                                                  16,868         14,248
Deferred compensation                                                (956)        (1,032)
Accumulated other comprehensive income                              2,107            171
                                                              -----------    -----------
    Total stockholders' equity                                    124,795        121,269
                                                              -----------    -----------
          Total liabilities and stockholders' equity          $ 1,362,169    $ 1,354,961
                                                              ===========    ===========

The accompanying notes are an integral part of these consolidated statements.

                       WEST COAST BANCORP
                CONSOLIDATED STATEMENTS OF INCOME
                           (Unaudited)

                                                            Three months ended
                                                                March 31,
                                                            ------------------
(Dollars in thousands, except per share amounts)             2001       2000
------------------------------------------------            -------    -------

INTEREST INCOME:
Interest and fees on loans                                  $22,295    $22,638
Interest on taxable investment securities                     2,600      2,847
Interest on nontaxable investment securities                    983      1,068
Interest from other banks                                        68         51
Interest on federal funds sold                                   34          3
                                                            -------    -------
      Total interest income                                  25,980     26,607

INTEREST EXPENSE:
Savings and interest-bearing demand                           4,309      4,177
Certificates of deposit                                       5,704      4,572
Short-term borrowings                                         1,106      1,565
Long-term borrowings                                            954        892
                                                            -------    -------
     Total interest expense                                  12,073     11,206
                                                            -------    -------
NET INTEREST INCOME                                          13,907     15,401
PROVISION FOR LOAN LOSS                                         525        675
                                                            -------    -------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS            13,382     14,726

NONINTEREST INCOME:
Service charges on deposit accounts                           1,463      1,214
Other service charges, commissions and fees                   1,098      1,098
Trust revenue                                                   441        554
Gains on sales of loans                                       1,147        419
Loan servicing fees                                             132        128
Other                                                           104        139
                                                            -------    -------
      Total noninterest income                                4,385      3,552

NONINTEREST EXPENSE:
Salaries and employee benefits                                6,548      6,145
Equipment                                                     1,303      1,313
Occupancy                                                     1,005        940
Check and other transaction processing                          623        531
Professional fees                                               443        219
Courier and postage                                             471        567
Marketing                                                       312        353
Communications                                                  313        371
Other taxes and insurance                                       240        204
Printing and office supplies                                    205        240
Litigation settlement charges                                     -      4,946
Other noninterest expense                                       731        771
                                                            -------    -------
     Total noninterest expense                               12,194     16,600
                                                            -------    -------

INCOME BEFORE INCOME TAXES                                    5,573      1,678
PROVISION FOR INCOME TAXES                                    1,890        426
                                                            -------    -------
NET INCOME                                                  $ 3,683    $ 1,252
                                                            =======    =======

     Basic earnings per share                                 $0.23      $0.07
     Diluted earnings per share                               $0.22      $0.07

The accompanying notes are an integral part of these consolidated statements.

                       WEST COAST BANCORP
              CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                                  Three months ended
                                                                      March 31,
                                                                  ------------------
(Dollars in thousands)                                              2001      2000
----------------------                                            --------  --------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                         $ 3,683   $ 1,252
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
     Depreciation and amortization of premises and equipment           915       976
     Amortization of intangibles                                        96        97
     Provision for loan loss                                           525       675
     Decrease (increase) in interest receivable                        578      (140)
     Decrease (increase) in other assets                             1,283    (1,050)
     Net cash used in loans held for sale                           (3,211)     (213)
     Increase (decrease) in interest payable                            57      (670)
     Increase (decrease) in other liabilities                          843    (1,485)
     Stock based compensation expense                                  109         -
     Tax benefit associated with stock options                          24        18
     Increase in trading assets                                        (13)     (254)
                                                                  --------  --------
          Net cash provided (used) by operating activities           4,889      (794)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities           29,873     3,209
Purchase of available for sale securities                          (33,819)      (24)
Net cash provided (used) by loans                                    4,646   (25,258)
Net capital expenditures                                            (1,606)     (638)
                                                                  --------  --------
          Net cash used in investing activities                       (906)  (22,711)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings and interest
     bearing transaction accounts                                   40,808   (16,920)
Net increase (decrease) in certificates of deposit                   9,183    (1,960)
Net increase (decrease) in short-term borrowings                   (72,187)   39,062
Proceeds from issuance of long-term borrowings                      60,000    50,000
Repayment of long-term borrowings                                  (35,022)  (55,393)
Redemption of common stock for stock repurchase plan                (1,274)   (1,670)
Net proceeds from issuance of common stock                             111       416
Dividends paid and cash paid for fractional shares                  (1,063)     (999)
                                                                  --------  --------
          Net cash provided by financing activities                    556    12,536
                                                                  --------  --------

NET INCREASE(DECREASE) IN CASH AND CASH EQUIVALENTS                  4,539   (10,969)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR                      60,834    66,973
                                                                  --------  --------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 65,373  $ 56,004
                                                                  ========  ========

The accompanying notes are an integral part of these consolidated statements.

                               WEST COAST BANCORP
           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                                                       Accumulated
(Shares and dollars in thousands)                Common Stock     Additional                             Other
---------------------------------              -----------------   Paid-In    Retained    Deferred    Comprehensive
                                               Shares    Amount    Capital    Earnings  Compensation  Income (Loss)    Total
                                               ------   --------  ----------  --------  ------------  -------------  ---------
BALANCE, December 31, 1999                     15,345   $ 19,181   $ 78,005    $23,008    $     -       $ (3,402)    $ 116,792

Comprehensive income:
  Net income                                        -          -          -     11,620          -              -        11,620
  Other comprehensive income, net of tax:
    Net unrealized investment gains                 -          -          -          -          -              -         3,429
    Reclassification adjustments for realized
      losses included in net income                 -          -          -          -          -              -           144
                                                                                                                     ---------
  Other comprehensive income, net of tax            -          -          -          -          -          3,573         3,573
                                                                                                                     ---------
Comprehensive income                                -          -          -          -          -              -        15,193
                                                                                                                     =========
Cash dividends, $.25 per common share               -          -          -     (4,160)         -              -        (4,160)
10% stock dividend                              1,517      1,896     14,318    (16,214)         -              -             -
Issuance of common stock pursuant to
     option plans                                 234        293        931          -          -              -         1,224
Redemption of stock pursuant to options           (15)       (20)      (170)         -          -              -          (190)
Issuance of common stock pursuant to
    restricted stock plans                        129        162      1,137          -     (1,299)             -             -
Amortization of deferred compensation
     restricted stock                               -          -          -          -        267              -           267
Common stock repurchased and retired             (794)      (993)    (7,016)         -          -              -        (8,009)
Cash paid for fractional shares                    (1)        (1)         -         (6)         -              -            (7)
Tax benefit associated with stock options           -          -        159          -          -              -           159
                                               ------   --------   --------   --------     -------       -------     ---------
BALANCE, December 31, 2000                     16,415     20,518     87,364     14,248     (1,032)           171       121,269

Comprehensive income:
  Net income                                        -          -          -      3,683          -              -         3,683
  Other comprehensive income, net of tax:
    Net unrealized investment gains                 -          -          -          -          -          1,936         1,936
                                                                                                                     ---------
  Other comprehensive income, net of tax            -          -          -          -          -              -         1,936
                                                                                                                     ---------
Comprehensive income                                -          -          -          -          -              -         5,619
                                                                                                                     =========
Cash dividends, $.065 per common share              -          -          -     (1,063)         -              -        (1,063)
Issuance of common stock pursuant to
     option plans                                  17         21         90          -          -              -           111
Issuance of common stock pursuant to
   restricted stock plans                           3          4         29          -        (33)             -             -
Amortization of deferred compensation -
     restricted stock                               -          -          -          -        109              -           109
Common stock repurchased and retired             (128)      (159)    (1,115)         -          -              -        (1,274)
Cash paid for fractional shares                     -          -          -          -          -              -             -
Tax benefit associated with stock options           -          -         24          -          -              -            24
                                               ------   --------   --------   --------     -------       -------     ---------
BALANCE, March 31, 2001                        16,307   $ 20,384   $ 86,392   $ 16,868     $ (956)       $ 2,107     $ 124,795
                                               ======   ========   ========   ========     =======       =======     =========

The accompanying notes are an integral part of these consolidated statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      PRINCIPLES OF CONSOLIDATION

        The accompanying consolidated financial statements include the accounts of West Coast Bancorp (Bancorp or the Company) which operates its wholly-owned subsidiaries, West Coast Bank (the Bank), West Coast Trust, Centennial Funding Corporation and Totten, Inc., after elimination of intercompany transactions and balances.

        The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of results to be anticipated for the year ending December 31, 2001, or other future periods.

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

3.      ACCOUNTING CHANGES

        For transactions occurring after March 31, 2001, Bancorp will adopt SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This standard establishes accounting and reporting standards for sales and servicing of financial assets, securitization transactions and the extinguishment of liabilities. The statement replaced SFAS 125 and provided clarification of issues related to qualified special purpose entities and additional disclosures about securitizations and the residual interest retained. Disclosures required for financial statements were effective for fiscal years ending after December 15, 2000.

 4.     STOCKHOLDERS' EQUITY

        The Board of Directors declared quarterly cash dividends of $.065 per share during the first quarter of 2001 and $.059 during the first quarter of 2000. A 10 percent stock dividend was also declared in the third quarter of 2000. All per share amounts have been restated to retroactively reflect stock dividends previously reported.

5.      SUPPLEMENTAL CASH FLOW INFORMATION

        For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

        Bancorp paid $12,015,000 and $11,877,000 for interest in the three months ended March 31, 2001 and 2000, respectively. Income taxes paid were $325,000 and $650,000 in the three months ended March 31, 2001 and 2000, respectively.

6.      CONTINGENCIES AND LITIGATION

        West Coast Bank v. B.A.S.S. Construction Co., et. al., Lincoln County Circuit Court Case No. 992167. This case arose out of an earlier dispute with Edward and Marianne Fischer that has now been settled. The Fischers loaned $4.6 million to B.A.S.S. Construction Company. The loan was secured by an approximate 425 acre tract of land in Lincoln County, Oregon ("Lincoln County Property"). B.A.S.S. defaulted on the $4.6 million loan. The Fischers then filed suit against the Bank alleging that the Bank failed to provide promised take-out funding to B.A.S.S. In March 2000, the Bank settled the Fischer case. Under the Agreement, the Bank paid $5.4 million and obtained the Fischers' rights to collect the $4.6 million loan to B.A.S.S. and to foreclose on the Lincoln County Property. Based on an appraisal of the property and related carrying, disposition, and other cost estimates, the Bank currently estimates the net book value of the Lincoln County Property at approximately $730,000. Accordingly, in connection with this settlement and its valuation of its interest in the Lincoln County Property, the Company expensed in its 2000 results the net effect of approximately $4.9 million, for this non-recurring item.

        The Bank has foreclosed on the Lincoln County Property pursuant to a sheriff's sale at which the Bank purchased the property. The Bank now has a deficiency claim against B.A.S.S. for approximately $2.7 million plus interest and costs. B.A.S.S. filed counterclaims against the Bank seeking damages in excess of $5 million. The Bank denies any liability to B.A.S.S. and will defend itself accordingly. Limited discovery has been taken regarding the B.A.S.S. counterclaims. Due to the uncertainties inherent in litigation, and the limited stage of discovery, there are no assurances that this matter will not ultimately result in a loss that could materially affect the Company.

7.      COMPREHENSIVE INCOME

        The components of other comprehensive income are as follows:

                                                                        Three months ended
                                                                             March 31,
                                                                        ------------------
(Dollars in thousands)                                                   2001         2000
----------------------                                                  -------      ------
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period             $ 3,189      $ (922)
Tax benefit (provision)                                                  (1,253)        414
                                                                        -------      ------
Other comprehensive income (loss), net of tax                           $ 1,936      $ (508)
                                                                        =======      ======

8.      EARNINGS PER SHARE

        The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

                                            Weighted Average
                             Net Income          Shares        Per Share Amount
                                     Three months ended March 31, 2001
                            ---------------------------------------------------
Basic earnings              $ 3,683,236        16,208,925           $ 0.23
Stock options                                     151,851
Restricted stock                                   40,056
Diluted earnings            $ 3,683,236        16,400,832           $ 0.22

                                     Three months ended March 31, 2000
                            ---------------------------------------------------
Basic earnings              $ 1,251,625        16,892,261           $ 0.07
Stock options                                     173,601
Restricted stock                                        -
Diluted earnings            $ 1,251,625        17,065,862           $ 0.07

        For the periods reported, Bancorp had no reconciling items between net income and income available to common shareholders. Weighted average shares have been restated to retroactively reflect stock dividends previously reported.

9.      TRANSFERS AND SERVICING OF FINANCIAL ASSETS

        During the first quarter of 2001, the Bank sold $6.5 million of the U.S. government guaranteed portions of loans originated under Small Business Administration (SBA) programs, recognizing a pre-tax gain on sale of $645,000. The SBA covers losses occurring on these guaranteed portions. Although the Bank has no credit recourse relating to these sales, it does continue to own a portion of the non-guaranteed portions of the loans. The Bank continues to service the loans and is required under the SBA programs to retain certain specific servicing yields. A portion of the yield is recognized as servicing fee income as it occurs, and the remainder is recorded as a servicing asset and is included in the gain on sale calculation

        The following table shows the changes in servicing assets over the period.

                                                    SBA Loans
(Dollars in thousands)                                2001
----------------------                              ---------
Servicing assets at December 31, 2000                 $  68
Servicing assets recognized during the period            76
Amortization of servicing assets                         (2)
                                                      ------
Servicing assets at March 31, 2001                    $ 142

        Servicing assets are reported in aggregate but measured on a transaction-specific basis. The initial value of servicing rights are determined based upon the relative fair value of the servicing rights. The fair value of servicing rights is determined based upon a discounted cash flow analysis. The cash flows are estimated as the excess of the benefits of servicing, principally revenues from contractually specified servicing fees, late charges, and other ancillary sources, over servicing costs. Key economic assumptions used in valuing servicing assets at the date of sale were as follows.

                                                  SBA Loans
(Dollars in thousands)                               2001
----------------------                            ---------
Fair value of servicing assets recognized              $ 76
Weighted average life                             84 Months
Discount rate                                            8%

        The Bank calculates these fair values using certain information and assumptions including the assets' unpaid principal balance, the associated interest rates, delinquency and prepayment speed variables, servicing fees and expected related servicing costs. The carrying value of servicing assets are periodically evaluated for impairment. The Bank stratifies the servicing rights to evaluate for impairment. The risk characteristics the Bank uses for stratification purposes are based on the transaction entered into when the Bank retained the servicing right. The impairment recognized is the amount by which the carrying value exceeds the estimated fair value. No valuation allowances were required in the period.

10.     RECLASSIFICATIONS

        Certain reclassificiations of prior year amounts have been made to conform to current classifications.

11.     SEGMENT AND RELATED INFORMATION

        Bancorp accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the service provided. Intercompany items relate primarily to the use of accounting, human resources, data processing and marketing services provided. All other accounting policies are the same as those described in the summary of significant accounting policies in Bancorp's 2000 annual report.

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

(Dollars in thousands)                             Three months ended March 31, 2001
----------------------                             ---------------------------------
                                         Banking          Other       Intersegment    Consolidated
                                       -----------    ------------    ------------    ------------
Interest income...................     $    25,955    $         36    $       (11)    $     25,980
Interest expense..................          12,084             ---            (11)          12,073
                                       -----------    ------------    ------------    ------------
     Net interest income..........          13,871              36             ---          13,907
                                       -----------    ------------    ------------    ------------
Provision for loan loss...........             525             ---             ---             525
Noninterest income................           3,981             442            (38)           4,385
Noninterest expense...............          11,802             430            (38)          12,194
                                       -----------    ------------    ------------    ------------
     Income before income taxes              5,525              48             ---           5,573
Provision for income taxes........           1,871              19             ---           1,890
                                       -----------    ------------    ------------    ------------
Net income........................     $     3,654    $         29    $        ---    $      3,683
                                       ===========    ============    ============    ============

Depreciation and amortization.....     $     1,010    $          1    $        ---    $      1,011
Assets............................     $ 1,360,771    $      5,415    $    (4,017)    $  1,362,169
Loans, net........................     $   980,817    $        ---    $       (20)    $    980,797
Deposits..........................     $ 1,130,596    $        ---    $    (3,997)    $  1,126,599
Equity............................     $   120,674    $      4,121    $        N/A    $    124,795

(Dollars in thousands)                             Three months ended March 31, 2000
----------------------                             ---------------------------------
                                         Banking          Other       Intersegment    Consolidated
                                       -----------    ------------    ------------    ------------
Interest income...................     $    26,585    $         44    $       (22)    $     26,607
Interest expense..................          11,227               1            (22)          11,206
                                       -----------    ------------    ------------    ------------
     Net interest income..........          15,358              43             ---          15,401
                                       -----------    ------------    ------------    ------------
Provision for loan loss...........             675             ---             ---             675
Noninterest income................           3,025             560            (33)           3,552
Noninterest expense...............          16,089             544            (33)          16,600
                                       -----------    ------------    ------------    ------------
     Income before income taxes...           1,619              59             ---           1,678
Provision for income taxes........             403              23             ---             426
                                       -----------    ------------    ------------    ------------
Net income........................     $     1,216    $         36    $        ---    $      1,252
                                       ===========    ============    ============    ============

Depreciation and amortization.....     $     1,072    $          1    $        ---    $      1,073
Assets............................     $ 1,364,640    $      5,467    $    (4,277)    $  1,365,830
Loans, net........................     $   987,475    $        ---    $       (75)    $    987,400
Deposits..........................     $ 1,066,120    $        ---    $    (4,202)    $  1,061,918
Equity............................     $   110,405    $      4,896    $        N/A    $    115,301

12.     SUBSEQUENT EVENTS

        On May 2, 2001, West Coast Bancorp announced its second quarter and fiscal year earnings will be reduced by a charge of approximately $1.2 million, after tax, or 7 cents per diluted share, due to a check kiting loss caused by a single commercial customer.

        The Company has examined all accounts with more than a minimal deficit collected funds balance and believes it does not have a risk of additional material check kiting losses at this time. The Company has also developed new procedures to detect check kiting that it believes when fully implemented, will significantly reduce the risk of future check kiting losses. Employee training regarding the new procedures will begin promptly.

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

RESULTS OF OPERATIONS

Three months ended March 31, 2001 and 2000

        Net Income. Bancorp reported net income of $3.68 million, or $.22 per diluted share, for the three months ended March 31, 2001, compared to $1.25 million, or $.07 per diluted share, for the three months ended March 31, 2000. The 2000 first quarter results include a nonrecurring charge of $4,946,000 ($3,051,000 after income taxes) related to litigation settlement charges. Core operating earnings in the first quarter of 2001 was $3.68 million or $.22 per diluted share compared to $4.30 million, or $.25 per diluted share in this same quarter last year. Net interest income decreased in the first quarter of 2001 compared to the same period in 2000. The decline in net interest income is associated with several factors. First, the shift in balances from the higher yielding real estate construction and mortgage loan portfolios to the lower yielding real estate commercial portfolio. Second, a change in our funding mix primarily attributed to the decline in demand deposit and saving balances which were replaced with higher cost funding. Third, an increase in rates on our money market and certificate of deposit portfolios. Noninterest income increased mainly due to higher revenues generated from sales of loans and service charges on deposit accounts offset by a decrease in trust revenues. Total noninterest expenses, excluding litigation charges, increased in the first quarter of 2001 over the like period in 2000, due to increased salary and employee benefit expense, occupancy expense, check processing fees, other taxes and insurance, and professional fees, offset in part by lower courier and postage expense, marketing, communication and printing expenses. A non-recurring litigation settlement charge of $4.9 million ($3.1 million after tax) impacted noninterest expense in the first quarter of 2000.

        Net Interest Income. Net interest income is the difference between interest income (principally from loan and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume is the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread is the differences between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin is net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities. Bancorp's profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Our balance sheet is currently liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest, or a continued flat or inverted interest rate yield curve, could adversely affect net interest income. In contrast, a decreasing rate environment or steepening interest rate yield curve, may slightly improve net interest income. Further, the effects of a flat yield curve could more adversely affect net interest income than any benefits received from a decreasing rate environment. Competition, the economy, and the status of the interest rate environment also impact Bancorp's net interest income in any period.

        Net interest income on a tax equivalent basis for the three months ended March 31, 2001, decreased $1,540,000, or 9.64%, to $14.44 million from $15.98 million for the same period in 2000. The decrease was due to increases in rates paid on interest bearing liabilities as well as changes in the mix of interest bearing liabilities. Average yields on earning assets decreased to 8.59% in the first quarter of 2001 from 8.67% in 2000. Average interest earning assets decreased $9.5 million, or .75%, to $1.25 billion in the first quarter of 2001, from $1.26 billion for the same period in 2000. This also contributed to the decrease in net interest income in the period. Average rates paid on interest bearing liabilities increased 41 basis points in the first quarter of 2001, to 4.75% from 4.34% for the like period in 2000. The average net interest spread decreased from 4.33% to 3.84% in the first quarter of 2001 compared to 2000, mainly due to increases in rates paid on interest bearing liabilities and a change in mix in earning assets. Bancorp's net interest margin for the three months ended March 31, 2001, was 4.68%, a decrease of 42 basis points from 5.10% for the comparable period of 2000. The decreases in Bancorp's net interest margin and related yields or spreads are due mainly to a changing interest rate environment, increased deposit pricing competition, and a shift in earning asset and deposit mix. Given these factors and continued strong competition in the markets we serve, Bancorp could see further decreases in net interest margin.

        Analysis of Net Interest Income The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

                                            Three months ended
(Dollars in thousands)                           March 31,
----------------------                   -----------------------   Increase
                                            2001         2000     (Decrease)   Change
                                         ----------   ----------  ----------  --------
Interest and fee income (1)...........   $   26,509   $   27,182   $   (673)     -2.48%
Interest expense......................       12,073       11,206        867       7.74%
                                         ----------   ----------   --------
Net interest income...................   $   14,436   $   15,976   $ (1,540)     -9.64%
                                         ==========   ==========   ========


Average interest earning assets.......   $1,250,861   $1,260,349   $ (9,488)      0.75%
Average interest bearing liabilities..   $1,030,933   $1,039,089   $ (8,156)      0.78%
Average interest earning assets/
     interest bearing liabilities.....       121.33%      121.29%      0.04
Average yields earned (2).............         8.59%        8.67%     (0.08)
Average rates paid (2)................         4.75%        4.34%      0.41
Net interest spread (2)...............         3.84%        4.33%     (0.49)
Net interest margin (2)...............         4.68%        5.10%     (0.42)

        (1) Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

        (2) These ratios for the three months ended March 31, 2001 and 2000 have been annualized.

        Provision for Loan Loss. Bancorp recorded provisions for loan losses for the first quarter of 2001 and 2000 of $525,000 and $675,000, respectively. Net charge-offs for the first quarter of 2001 were $480,000, compared to net charge-offs of $91,000 for the same period in 2000. Bancorp benefited from a large recovery in the first quarter of 2000. At March 31, 2001, the percentage of non-performing assets was 0.42% of total assets, compared to 0.36% one year earlier. Bancorp's allowance for loan losses, as a percentage of total loans was 1.44% at March 31, 2001, compared to 1.40% at March 31, 2000.

        Noninterest Income. Noninterest income for the first quarter of 2001 was $4.4 million, up $833,000, or 23.1%, from $3.6 million in the like period in 2000. Gains on sales of loans increased $728,000, to $1.1 in 2001, from $419,000 in 2000. The increase is due primarily to a change in strategy relating to the selling of the guaranteed portion of Small Business Administration (SBA) originated loans versus holding such portion of the loans on the balance sheet. It is anticipated that most future SBA loan originations will be sold as market conditions are evaluated. Service charges on deposit accounts increased to $1.5 million, a 20.5% increase over the same period in 2000, caused mainly by fluctuations in customer activity and deposit volume, as well as increased fees and fee collection efforts. Other service charges, commissions, and fees remained flat in 2001 compared to 2000. Trust revenue decreased during the first quarter of 2001, as compared to the same period in 2000, due in part to fee adjustments and decreases in the market value of assets managed. Loan servicing fees increased slightly in 2001 compared to the like period in 2000. Other noninterest income decreased slightly in the first quarter of 2001, compared to 2000. No securities were sold in the first quarter of 2001 and 2000.

        Noninterest Expense. Noninterest expense for the first quarter ending March 31, 2001 was $12.2 million, a decrease of $4.4 million, or 26.5%, over the same period in 2000. A non-recurring litigation settlement charge of $4.9 million ($3.1 million after tax) impacted noninterest expense in the first quarter of 2000.

        Bancorp's salaries and employee benefits increased $403,000, or 6.6%, to $6.5 million in the first quarter of 2001, from $6.1 million for the like period in 2000. The increase in salary expense is primarily due to changes in salary structure, business banking expansion, and expense associated with granting restricted stock offset in part by decreased numbers of employees. At March 31, 2001, Bancorp employed 544 people compared to 599 at March 31, 2000. Bancorp's staffing reductions have been primarily in administrative and back-office functions. Bancorp has continued to expand its products, services, and branch network over the previous year.

        Equipment expense decreased $10,000 or 0.7% in the first quarter of 2001 over 2000, as Bancorp has continued to improve certain data processing functions. Occupancy expenses were higher in the first quarter of 2001 over the same period in 2000, due mainly to higher lease rates, higher utility costs, growth and expansion.

        Check and other transaction processing fees increased in the period due to increases in processed transaction volumes. Professional fees incurred for services from directors, outside consultants, accountants, and attorneys, increased to $443,000 in the first quarter of 2001, compared to $219,000 in the first quarter of 2000, due primarily to market related changes in the liabilities associated with deferred compensation plans. Marketing expenses decreased slightly in the first quarter of 2001 over the same period in 2000.

        Communication expense and printing and office supplies expense decreased slightly in the first quarter of 2001 compared to 2000, due to improved utilization of communication technology and data lines. Other noninterest expenses were lower in the quarter ending March 31, 2001, due to decreases in other loan expense, changes in supply requisitions and other streamlined functions.

        Subsequent event. On May 2, 2001, West Coast Bancorp announced its second quarter and fiscal year earnings will be reduced by a charge of approximately $1.2 million, after tax, or 7 cents per diluted share, due to a check kiting loss caused by a single commercial customer.

        The Company has examined all accounts with more than a minimal deficit collected funds balance and believes it does not have a risk of additional material check kiting losses at this time. The Company has also developed new procedures to detect check kiting that it believes when fully implemented, will significantly reduce the risk of future check kiting losses. Employee training regarding the new procedures will begin promptly.

        Excluding this charge, the Company's previously announced per diluted share earnings guidance of $.22 to $.24 for the second quarter and $.94 to $.97 for FY 2001 remains unchanged. Accordingly, reflecting this charge, reported diluted per share earnings are expected to be $.15 to $.17 for the second quarter and $.87 to $.90 for FY 2001.

INCOME TAXES

        During the first three months of 2001, due to an increase in net income before taxes and changes in the mix of taxable and nontaxable income items, the provision for income taxes increased from 2000. A non-recurring litigation settlement charge of $4.9 million ($3.1 million after tax) impacted noninterest expense and the effective tax rate in the first quarter of 2000. We anticipate that Bancorp's effective tax rate will decrease in future periods, due to an increase in the benefits received from investments in housing tax credits, and the effect of charges impacting the second quarter of 2001, (see the SUBSEQUENT EVENTS footnote, page 11).

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

        Deposits are Bancorp's primary source of new funds. Total deposits were $1.127 billion at March 31, 2001, compared to $1.077 billion at December 31, 2000. At March 31, 2001, Bancorp used no brokered deposits, but we may accept such deposits in the future. We have focused on attracting deposits in the market area we serve through competitive pricing and delivery of a quality product.

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

CAPITAL RESOURCES

        The Federal Reserve Bank (FRB) and the Federal Deposit Insurance Corporation (FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of March 31, 2001, Bancorp and the Bank are considered "Well Capitalized" under the regulatory risk based capital guidelines.

        Shareholders' equity increased to $124.8 million at March 31, 2001, from $121.3 million at December 31, 2000, an increase of $3.5 million. The increase is due to net income, an increase in the unrealized gain on securities available for sale, offset by cash dividends and Bancorp's activity in its stock repurchase program. At March 31, 2001, Bancorp's shareholders' equity, as a percentage of total assets, was 9.16%, compared to 8.95% at December 31, 2000. The increase was the result of Bancorp's equity base increasing at a higher rate than total assets. Equity increased 2.9% over the period from December 31, 2000, to March 31, 2001, while assets increased by .5% over the same period. As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.

(Dollars in thousands)                             March 31, 2001
----------------------                          --------------------
                                                  Amount       Ratio
                                                ---------      -----

Tier 1 capital.............................     $  120,834     10.96%
Tier 1 capital minimum requirement.........         44,107      4.00%
                                                ----------     -----
  Excess over minimum Tier 1 capital.......     $   76,727      6.96%
                                                ==========     =====

Total capital..............................     $  134,623     12.21%
Total capital minimum requirement..........         88,213      8.00%
                                                ----------     -----
  Excess over minimum total capital........     $   46,410      4.21%
                                                ==========     =====
Risk-adjusted assets.......................     $1,102,662
                                                ==========

Leverage ratio.............................                     9.04%
Minimum leverage requirement...............                     3.00%
                                                               -----
  Excess over minimum leverage ratio.......                     6.04%
                                                               =====
Risk-adjusted total assets.................     $1,337,138
                                                ==========

LENDING AND CREDIT MANAGEMENT

               Interest earned on the loan portfolio is the primary source of Bancorp's income. Net loans represented 72.0% of total assets as of March 31, 2001. A certain degree of credit risk is inherent in our lending activities. This risk is managed through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Through the credit review function, the Bank is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. As part of our ongoing lending process, internal risk ratings are assigned to each commercial and commercial real estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis.

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

        The composition of the Banks' loan portfolio is as follows:



(Dollars in thousands)                       March 31, 2001         December 31, 2000
 --------------------                     --------------------     -------------------
                                           Amount      Percent      Amount     Percent
                                          ---------   --------     ---------   -------
Commercial...........................     $ 181,479      18.50%    $ 159,861    16.21%
Real estate construction.............        92,868       9.47       105,219    10.67
Real estate mortgage.................        93,195       9.50        97,377     9.88
Real estate commercial...............       577,996      58.93       583,971    59.23
Installment and other consumer.......        49,548       5.06        53,784     5.45
                                          ---------     ------     ---------   ------
Total loans..........................       995,086     101.46     1,001,212   101.44

Allowance for loan losses............       (14,289)     (1.46)      (14,244)   (1.44)
                                          ---------     ------     ---------   -------

Total loans, net.....................     $ 980,797     100.00%    $ 985,968   100.00%
                                          =========     =======    =========   =======

        Nonperforming assets consist of the following:

(Dollars in thousands)                                   March 31, 2001  December 31, 2000
 --------------------                                    --------------  -----------------
Loans on nonaccrual status............................       $5,503            $5,726
Loans past due greater than 90 days but not on
nonaccrual status.....................................            -               270
Other real estate owned...............................          181               422
                                                               ----              ----
Total nonperforming assets............................       $5,684            $6,418
                                                             ======            ======

Percentage of nonperforming assets to total assets....          .42%              .47%

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

        At March 31, 2001, we were not aware of any concentration of loans exceeding 10 percent of the total loans to a multiple number of borrowers engaged in a similar business. At March 31, 2001 and December 31, 2000, the Bank had no bankers acceptances.

        As of March 31, 2001, the Bank had outstanding loans to persons serving as directors, officers, principal shareholders and their related interests. These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Bank.

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

        The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of those loans, pools of loans, or commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and other such pertinent data and may be adjusted for significant factors that, in management's judgement, affect the collectibility of the portfolio as of the evaluation date. While historic charge-off activity is studied and used as a base of information, management believes that the strength of the economy in recent years has played a favorable role in reducing charge-off activity. Management believes that commercial and commercial real estate loans have in the banking industry as a whole produced significant losses in brief periods at particular points in economic cycles. Therefore management believes it is appropriate to use a reserve higher than recent charge-off experience would suggest in these categories of loans. This decision is supported by what management perceives to be industry practices for minimum reserve levels, and is intended to prevent an understatement of reserves based upon over-reliance on recent, favorable economic conditions.

Loss factors are described as follows:

        -- Problem graded loan loss factors are obtained from historical loss experience, and other relevant factors including trends in past dues, non-accruals, and risk rating changes.

        -- Pooled loan loss factors, for loans not individually graded, are based on expected net charge-offs and other factors, including trends in past dues, collateral values, and levels of Other Real Estate Owned. Pooled loans are loans and leases that are homogeneous in nature, such as consumer installment and residential mortgage loans.

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

        --      Collateral values,

        --      Loan growth rates and concentrations,

        --      Specific industry conditions within portfolio segments,

        --      Recent loss experience in particular segments of the portfolio,

        --      Interest rate environment,

        --      Duration of the current business cycle,

        -- Bank regulatory examination results and findings of our internal credit examiners.

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

        At March 31, 2001, the Bank's allowance for loan losses was $14.3 million, consisting of a $13.21 million formula allowance, a $154,000 specific allowance and a $931,000 unallocated allowance. At December 31, 2000, our allowance for loan losses was $14.2 million, consisting of a $13.7 million formula allowance, a $154,000 specific allowance and a $301,000 unallocated allowance. The changes in the allocation of the allowance for loan losses in the first quarter of 2001 were due primarily to changes in the loan portfolio and its mix, changes in our non-performing loans, and charge-off as well as recovery activity.

        Changes in the allowance for loan losses are as follows:

                                                     Three months ended      Year ended
(Dollars in thousands)                                 March 31, 2001     December 31, 2000
 --------------------                                ------------------   -----------------
Loans outstanding at end of period...............         $995,086           $1,000,212

Average loans outstanding during the period......         $995,256           $1,000,992

Allowance for loan losses, beginning of period...         $ 14,244           $   13,480
Recoveries:
  Commercial.....................................              139                   61
  Real Estate....................................                7                  266
  Installment and consumer.......................               18                   43
                                                          --------           ----------
  Total recoveries...............................              164                  370
Loans charged off:
  Commercial.....................................              481                  934
  Real Estate....................................               25                   82
  Installment and consumer.......................              138                  658
                                                          --------           ----------
  Total loans charged off........................              644                1,674
                                                          --------           ----------
Net loans charged off............................             (480)              (1,304)

Provision for loan losses........................              525                2,068
                                                          --------           ----------

Allowance for loan losses, end of period.........         $ 14,289           $   14,244
                                                          ========           ==========

Ratio of net loans charged off
  to average loans outstanding (1)...............             .20%                 .13%

Ratio of allowance for loan losses
  to loans outstanding at end of period..........            1.44%                1.42%

(1)     The ratio for the three months ended March 31, 2001 has been annualized.

        At March 31, 2001, Bancorp's allowance for loan loss was $14.3 million, or 1.44% of total loans, and 251.35% of total nonperforming assets, compared with an allowance for loan losses at December 31, 2000 of $14.2 million, or 1.42% of total loans, and 221.94% of total nonperforming assets.

        During our normal loan review procedures, a loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is usually not considered to be impaired during a period of minimal delay (less than 90 days). Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at lower of cost or the present value of future cash flows. Leases and certain large groups of smaller balance homogeneous loans, that are collectively measured for impairment, are excluded. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position, that the borrower's financial condition is such that collection of principal is not probable.

        During the first quarter of 2001, net loans charged off were $480,000, compared to $91,000 for the same period in 2000. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.20% at March 31, 2001, and 0.04% at March 31, 2000. Bancorp benefited from a large recovery in the first quarter of 2000. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

        At March 31, 2001, the provision for loan loss exceeded the net loans charged off during the year, reflecting management's belief, based on the foregoing analysis, that there are additional losses inherent in the loan portfolio. There can be no assurance that the adverse impact to Bancorp, if any, of these conditions will not be in excess of the range set forth above. Readers are referred to management's "Forward Looking Statement Disclosure" in connection with this section.

INVESTMENT PORTFOLIO

        The carrying value of the Banks' investment portfolio is as follows:

                                                   March 31,    December 31,
(Dollars in thousands)                               2001          2000
----------------------                             ---------    ------------
Investments available for sale (At Fair Value)
U.S. Treasury securities                           $  5,442       $  5,345
U.S. Government agency securities                    61,497         88,228
Corporate securities                                 25,524         24,927
Mortgage-backed securities                           51,067         19,081
Obligations of state and political subdivisions      94,139         94,379
Equity and other securities                          16,029         15,856
                                                   --------       --------
        Total Investment Portfolio                 $253,698       $247,816

Item 3.

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

MARKET RISK

        Interest rate, credit, and operations risks are the most significant market risks impacting our performance. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities. We rely on loan reviews, prudent loan underwriting standards and an adequate allowance for loan loss to mitigate credit risk.

        Asset/liability management simulation models are used to measure interest rate risk. The models quantify interest rate risk through simulating forecasted net interest income over a 12-month time horizon under various rate scenarios, as well as monitoring the change in the present value of equity assuming parallel shifts in the current yield curve. The present value of equity is defined as the difference between the market value of assets less the market value of liabilities. By measuring the change in the present value of equity under different rate scenarios, management is able to identify interest rate risk that may not be evident in simulating changes in forecasted net interest income.

        Our balance sheet is currently liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest, or a continued flat or inverted yield curve, could adversely affect net interest income. In contrast, a decreasing rate environment or steepening interest rate yield curve may slightly improve net interest income. Further the effects of a flat yield curve could more adversely affect net interest income than any benefits received from a decreasing rate environment. We attempt to limit our interest rate risk exposure through managing repricing characteristics of our assets and liabilities. Changes in the repricing characteristics of the loan portfolio during the quarter, combined with the change in mix between core deposits and borrowings, have slightly reduced our liability sensitivity.

        It should be noted that the simulation model does not take into account future management actions that could be undertaken, should a change occur in actual market interest rates during the year. Also, certain assumptions are required to perform modeling simulations that may have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and future expected pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly by external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Any merger activity will also have an impact on the asset/liability position as new assets are acquired and added. Management has assessed these risks and believes that there has been no material change since December 31, 2000. Readers are referred to management's "Forward Looking Statement Disclosure" in connection with this section.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)     Exhibits

        None.

(b) During the three months ended March 31, 2001, West Coast Bancorp filed the following current report on Form 8-K:

        None.

SIGNATURES

As required by the Securities Exchange Act of 1934, this report is signed on registrant's behalf by the undersigned authorized officers.

                                           WEST COAST BANCORP
                                           (Registrant)

Dated:  May 14, 2001                       /s/ Robert D. Sznewajs
                                           -------------------------------------
                                           Robert D. Sznewajs
                                           Chief Executive Officer and President

Dated:  May 14, 2001                       /s/ Anders Giltvedt
                                           -------------------------------------
                                           Anders Giltvedt
                                           Executive Vice President and
                                           Chief Financial Officer