Form 10-Q
period 2001-06-30
WEST COAST BANCORP /NEW/OR/
filed 2001-08-13
CIK 717059

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]	Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934 For the Quarter Ended June 30, 2001

[ ]	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-10997

WEST COAST BANCORP
(Exact name of registrant specified in its charter)

Oregon (State or other jurisdiction incorporation or organization)	93-0810577 (IRS Employer Identification No.)

5335 Meadows Road, Suite 201, Lake Oswego, Oregon 97035

(Address of principal executive offices)      (Zip code)

(503) 684-0884

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, no par value, outstanding on July 31, 2001: 16,310,452

PART I. FINANCIAL INFORMATION

Item 1.

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars in thousands)	2001	2000

	(Unaudited)
ASSETS:

Cash and cash equivalents:

Cash and due from banks	$51,145	$56,676

Interest-bearing deposits in other banks	2	4,158

Federal funds sold	11,503	—

Total cash and cash equivalents	62,650	60,834

Trading assets	941	879

Investment securities available for sale	245,819	247,816

Loans held for sale	7,371	3,421

Loans	1,014,122	1,000,212

Allowance for loan loss	(14,558)	(14,244)

Loans, net	999,564	985,968

Premises and equipment, net	28,909	28,538

Intangible assets	1,758	1,950

Other assets	25,371	25,555

Total assets	$1,372,383	$1,354,961

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:

Demand	$198,711	$198,716

Savings and interest-bearing demand	547,337	497,161

Certificates of deposit	384,456	380,731

Total deposits	1,130,504	1,076,608

Short-term borrowings	34,233	101,426

Other liabilities	10,567	10,636

Long-term borrowings	70,500	45,022

Total liabilities	1,245,804	1,233,692

Commitments and contingent liabilities

STOCKHOLDERS’ EQUITY:

Preferred stock: no par value, none issued; 10,000,000 shares authorized

Common stock: no par value, 55,000,000 shares authorized; 16,301,578 and 16,414,689 shares issued and outstanding, respectively	20,377	20,518

Additional paid-in capital	86,249	87,364

Retained earnings	18,527	14,248

Deferred compensation	(837)	(1,032)

Accumulated other comprehensive income	2,263	171

Total stockholders’ equity	126,579	121,269

Total liabilities and stockholders’ equity	$1,372,383	$1,354,961

The accompanying notes are an integral part of these consolidated statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,

(Dollars in thousands, except per share amounts)	2001	2000	2001	2000

INTEREST INCOME:

Interest and fees on loans	$21,530	$23,042	$43,825	$45,680

Interest on taxable investment securities	2,541	2,722	5,142	5,569

Interest on nontaxable investment securities	972	1,059	1,954	2,128

Interest from other banks	74	24	142	75

Interest on federal funds sold	26	1	60	3

Total interest income	25,143	26,848	51,123	53,455

INTEREST EXPENSE:

Savings and interest-bearing demand	3,778	4,081	8,087	8,258

Certificates of deposit	5,558	4,916	11,261	9,488

Short-term borrowings	462	1,907	1,568	3,472

Long-term borrowings	1,072	901	2,027	1,793

Total interest expense	10,870	11,805	22,943	23,011

NET INTEREST INCOME	14,273	15,043	28,180	30,444

PROVISION FOR LOAN LOSS	675	693	1,200	1,368

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS	13,598	14,350	26,980	29,076

NONINTEREST INCOME:

Service charges on deposit accounts	1,510	1,353	2,973	2,567

Other service charges, commissions and fees	1,191	1,250	2,289	2,348

Trust revenue	456	516	897	1,069

Gains on sales of loans	855	86	2,002	505

Loan servicing fees	138	132	270	260

Other	76	111	180	251

Net loss on sale of securities	—	(221)	—	(221)

Total noninterest income	4,226	3,227	8,611	6,779

NONINTEREST EXPENSE:

Salaries and employee benefits	6,084	6,352	12,632	12,497

Equipment	1,406	1,334	2,710	2,647

Occupancy	1,143	994	2,148	1,934

Check and other transaction processing	637	679	1,260	1,210

Professional fees	500	603	942	822

Courier and postage	441	445	911	1,012

Marketing	464	392	776	745

Communications	327	329	640	700

Other taxes and insurance	194	215	434	419

Printing and office supplies	168	194	373	435

Litigation settlement charges	—	—	—	4,946

Kiting charge	1,945	—	1,945	—

Other noninterest expense	840	854	1,572	1,625

Total noninterest expense	14,149	12,391	26,343	28,992

INCOME BEFORE INCOME TAXES	3,675	5,186	9,248	6,863

PROVISION FOR INCOME TAXES	953	1,674	2,843	2,100

NET INCOME	$2,722	$3,512	$6,405	$4,763

Basic earnings per share	$0.17	$0.21	$0.40	$0.28

Diluted earnings per share	$0.17	$0.21	$0.39	$0.28

The accompanying notes are an integral part of these consolidated statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,

(Dollars in thousands)	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$6,405	$4,763

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization of premises and equipment	1,828	1,970

Amortization of intangibles	192	194

Net loss on sale of securities	—	222

Provision for loan loss	1,200	1,368

Decrease (increase) in interest receivable	1,202	(142)

Increase in other assets	(1,018)	(791)

Origination of loans held for sale	(40,042)	(27,203)

Proceeds from sales of loans held for sale	36,092	30,555

Decrease in interest payable	(355)	(639)

Increase (decrease) in other liabilities	286	(1,699)

Stock based compensation expense	228	—

Tax benefit associated with stock options	109	123

Increase (decrease) in trading assets	(62)	93

Net cash provided by operating activities	6,065	8,814

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of available for sale securities	60,132	6,867

Proceeds from sales of available securities	—	8,931

Purchase of available for sale securities	(56,043)	(573)

Net cash used to originate loans	(14,796)	(34,040)

Net capital expenditures	(2,199)	(1,190)

Net cash used in investing activities	(12,906)	(20,005)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in demand, savings and interest bearing transaction accounts	50,171	(43,563)

Net increase in certificates of deposit	3,725	26,393

Net increase (decrease) in short-term borrowings	(67,193)	44,188

Proceeds from issuance of long-term borrowings	75,500	45,000

Repayment of long-term borrowings	(50,022)	(65,595)

Redemption of common stock for stock repurchase plan	(1,840)	(2,574)

Net proceeds from issuance of common stock	442	1,020

Dividends paid and cash paid for fractional shares	(2,126)	(2,005)

Net cash provided by financing activities	8,657	2,864

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,816	(8,327)

CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	60,834	66,973

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$62,650	$58,646

The accompanying notes are an integral part of these consolidated statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Retained	Deferred	Comprehensive
(Shares and dollars in thousands)	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total

BALANCE, December 31, 1999	15,345	$19,181	$78,005	$23,008	$—	$(3,402)	$116,792

Comprehensive income:

Net income	—	—	—	11,620	—	—	11,620

Other comprehensive income, net of tax:

Net unrealized investment gains	—	—	—	—	—	—	3,429

Reclassification adjustments for realized losses included in net income	—	—	—	—	—	—	144

Other comprehensive income, net of tax	—	—	—	—	—	3,573	3,573

Comprehensive income	—	—	—	—	—	—	15,193

Cash dividends, $.25 per common share	—	—	—	(4,160)	—	—	(4,160)

10% stock dividend	1,517	1,896	14,318	(16,214)	—	—	—

Issuance of common stock pursuant to option plans	234	293	931	—	—	—	1,224

Redemption of stock pursuant to options	(15)	(20)	(170)	—	—	—	(190)

Issuance of common stock pursuant to restricted stock plans	129	162	1,137	—	(1,299)	—	—

Amortization of deferred compensation restricted stock	—	—	—	—	267	—	267

Common stock repurchased and retired	(794)	(993)	(7,016)	—	—	—	(8,009)

Cash paid for fractional shares	(1)	(1)	—	(6)	—	—	(7)

Tax benefit associated with stock options	—	—	159	—	—	—	159

BALANCE, December 31, 2000	16,415	20,518	87,364	14,248	(1,032)	171	121,269

Comprehensive income:

Net income	—	—	—	6,405	—	—	6,405

Other comprehensive income, net of tax:

Net unrealized investment gains	—	—	—	—	—	2,092	2,092

Other comprehensive income, net of tax	—	—	—	—	—	—	2,092

Comprehensive income	—	—	—	—	—	—	8,497

Cash dividends, $.13 per common share	—	—	—	(2,126)	—	—	(2,126)

Issuance of common stock pursuant to option plans	64	80	392	—	—	—	472

Redemption of stock pursuant to options	(2)	(3)	(27)				(30)

Issuance of common stock pursuant to restricted stock plans	3	4	29	—	(33)	—	—

Amortization of deferred compensation - restricted stock	—	—	—	—	228	—	228

Common stock repurchased and retired	(178)	(222)	(1,618)	—	—	—	(1,840)

Tax benefit associated with stock options	—	—	109	—	—	—	109

BALANCE, June 30, 2001	16,302	$20,377	$86,249	$18,527	$(837)	$2,263	$126,579

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

     The interim financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of results to be anticipated for the year ending December 31, 2001, or other future periods.

2. USE OF ESTIMATES IN THE PREPARATION OF FINANCIAL STATEMENTS

     The preparation of financial statements, in conformity with accounting principles generally accepted in the United States, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3. ACCOUNTING CHANGES

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. The Company will adopt SFAS No. 142 on January 1, 2002, resulting in the discontinuance of the amortization of goodwill. The methods used for evaluating and measuring impairment of goodwill will change. The Company has not applied the new impairment analysis to its remaining goodwill and will do so during the first quarter of 2002. Assuming no impairment of goodwill, the effect of adopting SFAS No. 142 on January 1, 2002, would be a decrease in amortization expense by approximately $75,000 per quarter.

     For transactions occurring after March 31, 2001, Bancorp adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This standard establishes accounting and reporting standards for sales and servicing of financial assets, securitization transactions and the extinguishment of liabilities. The statement replaced SFAS 125 and provided clarification of issues related to qualified special purpose entities and additional disclosures about securitizations and the residual interest retained. The adoption had no material effect on the Company’s financial statements. Disclosures required for financial statements were effective for fiscal years ending after December 15, 2000.

4. STOCKHOLDERS’ EQUITY

     The Board of Directors declared a quarterly cash dividend of $.065 per share during the first and second quarter of 2001 and $.059 during the first and second quarters of 2000. A 10 percent stock dividend was also declared in the third quarter of 2000. All per share amounts have been restated to retroactively reflect stock dividends previously reported.

5. SUPPLEMENTAL CASH FLOW INFORMATION

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

     Bancorp paid $23,297,000 and $23,650,000 for interest in the six months ended June 30, 2001 and 2000, respectively. Income taxes paid were $6,132,000 and $2,260,000 in the six months ended June 30, 2001 and 2000, respectively.

6. CONTINGENCIES AND LITIGATION

     West Coast Bank v. B.A.S.S. Construction Co., et. al., Lincoln County Circuit Court Case No. 992167. This case arose out of an earlier dispute with Edward and Marianne Fischer that has now been settled. The Fischers loaned $4.6 million to B.A.S.S. Construction Company. The loan was secured by an approximate 425 acre tract of land in Lincoln County, Oregon (“Lincoln County Property”). B.A.S.S. defaulted on the $4.6 million loan. The Fischers then filed suit against the Bank alleging that the Bank failed to provide promised take-out funding to B.A.S.S. In March 2000, the Bank settled the Fischer case. Under the Agreement, the Bank paid $5.4 million and obtained the Fischers’ rights to collect the $4.6 million loan to B.A.S.S. and to foreclose on the Lincoln County Property. Based on an appraisal of the property and related carrying, disposition, and other cost estimates, the Bank currently estimates the net book value of the Lincoln County Property at approximately $730,000. Accordingly, in connection with this settlement and its valuation of its interest in the Lincoln County Property, the Company expensed in its 2000 results the net effect of approximately $4.9 million, for this non-recurring item.

     The Bank has foreclosed on the Lincoln County Property pursuant to a sheriff’s sale at which the Bank purchased the property. The Bank now has a deficiency claim against B.A.S.S. for approximately $2.7 million plus interest and costs. B.A.S.S. filed counterclaims against the Bank seeking damages in excess of $5 million. The Bank denies any liability to B.A.S.S. and will defend itself accordingly. Discovery is ongoing regarding the B.A.S.S. counterclaims and the Bank has filed a summary judgement motion to dismiss the counterclaims. Due to the uncertainties inherent in litigation, there are no assurances that this matter will not ultimately result in a loss that could materially affect the Company.

7. COMPREHENSIVE INCOME

     The components of other comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,

(Dollars in thousands)	2001	2000	2001	2000

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$258	$729	$3,447	$(193)

Tax benefit (provision)	(102)	(285)	(1,355)	129

Unrealized holding gains (losses) arising during the period	156	444	2,092	(64)

Plus: Reclassification adjustment for realized loss on sale of securities	—	(221)	—	(221)

Tax benefit	—	85	—	85

Net realized loss	—	(136)	—	(136)

Other comprehensive income (loss), net of tax	$156	$308	$2,092	$(200)

8. EARNINGS PER SHARE

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

		Weighted Average
	Net Income	Shares	Per Share Amount

	Three months ended June 30, 2001

Basic earnings	$2,722,160	16,178,174	$0.17

Stock options		269,757

Restricted stock		28,700

Diluted earnings	$2,722,160	16,476,631	$0.17

	Three months ended June 30, 2000

Basic earnings	$3,511,740	16,860,886	$0.21

Stock options		111,193

Restricted stock		—

Diluted earnings	$3,511,740	16,972,079	$0.21

		Weighted Average
	Net Income	Shares	Per Share Amount

	Six months ended June 30, 2001

Basic earnings	$6,405,396	16,193,464	$0.40

Stock options		204,712

Restricted stock		33,990

Diluted earnings	$6,405,396	16,432,166	$0.39

	Six months ended June 30, 2000

Basic earnings	$4,763,365	16,876,573	$0.28

Stock options		157,324

Restricted stock		—

Diluted earnings	$4,763,365	17,033,897	$0.28

     For the periods reported, Bancorp had no reconciling items between net income and income available to common shareholders. Weighted average shares have been restated to retroactively reflect stock dividends previously reported.

9. TRANSFERS AND SERVICING OF FINANCIAL ASSETS

     During the second quarter of 2001, the Bank sold $2.3 million of the U.S. government guaranteed portions of loans originated under Small Business Administration (SBA) programs, recognizing pre-tax gains on sales of $302,000. In the first six months of 2001, the Bank sold $9.5 million in SBA loans, recognizing pre-tax gains on sales of $947,000. The Bank sold no SBA loans in the year ended 2000.

     The SBA covers losses occurring on these guaranteed portions. Although the Bank has no credit recourse relating to these sales, it does continue to own a portion of the non-guaranteed portions of the loans. The Bank continues to service the loans and is required under the SBA programs to retain certain specific servicing yields. A portion of the yield is recognized as servicing fee income as it occurs, and the remainder is recorded as a servicing asset and is included in the gain on sale calculation.

     The following table shows the changes in servicing assets over the period.

SBA Loans
(Dollars in thousands)	2001

Servicing assets at December 31, 2000	$68

Servicing assets recognized during the period	112

Amortization of servicing assets	(9)

Servicing assets at June 30, 2001	$171

     The Bank recognized $28,000 of servicing assets in the second quarter of 2001. The amortization of servicing assets for the second quarter of 2001 was $7,000.

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

(Dollars in thousands)	2001

Fair value of servicing assets recognized	$112

Weighted average life	84 Months

Discount rate	7.50%-8.30%

     The Bank calculates these fair values using certain information and assumptions including the assets’ unpaid principal balance, the associated interest rates, delinquency and prepayment speed variables, servicing fees and expected related servicing costs. The carrying value of servicing assets are periodically evaluated for impairment. The Bank stratifies the servicing rights to evaluate for impairment. The risk characteristics the Bank uses for stratification purposes are based on the transaction entered into when the Bank retained the servicing right. The impairment recognized is the amount by which the carrying value exceeds the estimated fair value. No valuation allowances were required in the period.

10. RECLASSIFICATIONS

     Certain reclassifications of prior year amounts have been made to conform to current classifications.

11. SEGMENT AND RELATED INFORMATION

     Bancorp accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the service provided. Intercompany items relate primarily to the use of accounting, human resources, data processing and marketing services provided. All other accounting policies are the same as those described in the summary of significant accounting policies in Bancorp’s 2000 annual report.

     Summarized financial information concerning Bancorp’s reportable segments and the reconciliation to Bancorp’s consolidated results is shown in the following table. The “Other” column includes Bancorp’s trust operations and corporate-related items. Investment in subsidiaries is netted out of the presentations below. The “Intersegment” column identifies the intersegment activities of revenues, expenses and other assets, between the “Banking” and “Other” segments.

(Dollars in thousands)	Three months ended June 30, 2001

	Banking	Other	Intersegment		Consolidated

Interest income	$25,118	$34		$(9)	$25,143

Interest expense	10,879	—		(9)	10,870

Net interest income	14,239	34		—	14,273

Provision for loan loss	675	—		—	675

Noninterest income	3,804	458		(36)	4,226

Noninterest expense	13,772	413		(36)	14,149

Income before income taxes	3,596	79		—	3,675

Provision for income taxes	923	30		—	953

Net income	$2,673	$49		$—	$2,722

Depreciation and amortization	$1,010	$—		$—	$1,010

Assets	$1,371,050	$4,963		$(3,630)	$1,372,383

Loans, net	$999,564	$—		$—	$999,564

Deposits	$1,134,134	$—		$(3,630)	$1,130,504

Equity	$119,100	$7,479	$	N/A	$126,579

(Dollars in thousands)	Three months ended June 30, 2000

	Banking	Other	Intersegment		Consolidated

Interest income	$26,826	$41		$(19)	$26,848

Interest expense	11,822	2		(19)	11,805

Net interest income	15,004	39		—	15,043

Provision for loan loss	693	—		—	693

Noninterest income	2,744	518		(35)	3,227

Noninterest expense	11,942	484		(35)	12,391

Income before income taxes	5,113	73		—	5,186

Provision for income taxes	1,647	27		—	1,674

Net income	$3,466	$46		$—	$3,512

Depreciation and amortization	$1,089	$2		$—	$1,091

Assets	$1,358,638	$4,446		$(3,185)	$1,359,899

Loans, net	$995,489	$—		$—	$995,489

Deposits	$1,066,254	$—		$(2,626)	$1,063,628

Equity	$113,820	$4,101	$	N/A	$117,921

(Dollars in thousands)	Six months ended June 30, 2001

	Banking	Other	Intersegment		Consolidated

Interest income	$51,073	$70		$(20)	$51,123

Interest expense	22,963	—		(20)	22,943

Net interest income	28,110	70		—	28,180

Provision for loan loss	1,200	—		—	1,200

Noninterest income	7,785	900		(74)	8,611

Noninterest expense	25,574	843		(74)	26,343

Income before income taxes	9,121	127		—	9,248

Provision for income taxes	2,794	49		—	2,843

Net income	$6,327	$78		$—	$6,405

Depreciation and amortization	$2,020	$—		$—	$2,020

Assets	$1,371,050	$4,963		$(3,630)	$1,372,383

Loans, net	$999,564	$—		$—	$999,564

Deposits	$1,134,134	$—		$(3,630)	$1,130,504

Equity	$119,100	$7,479	$	N/A	$126,579

(Dollars in thousands)	Six months ended June 30, 2000

	Banking	Other	Intersegment		Consolidated

Interest income	$53,411	$85		$(41)	$53,455

Interest expense	23,049	3		(41)	23,011

Net interest income	30,362	82		—	30,444

Provision for loan loss	1,368	—		—	1,368

Noninterest income	5,769	1,078		(68)	6,779

Noninterest expense	28,031	1,028		(68)	28,991

Income before income taxes	6,732	132		—	6,864

Provision for income taxes	2,050	50		—	2,100

Net income	$4,682	$82		$—	$4,764

Depreciation and amortization	$2,161	$3		$—	$2,164

Assets	$1,358,638	$4,446		$(3,185)	$1,359,899

Loans, net	$995,489	$—		$—	$995,489

Deposits	$1,066,254	$—		$(2,626)	$1,063,628

Equity	$113,820	$4,101	$	N/A	$117,921

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement Disclosure

     In addition to historical information, this quarterly report contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing Bancorp of the protections of the safe harbor provisions of the PSLRA. The forward looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such a material difference include, but are not limited to, those discussed in this section of the report. In addition, the following items are among the factors that could cause actual results to differ materially from the forward looking statements in this report: general economic conditions, including their impact on capital expenditures; business conditions in the banking industry; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis only as of the date of the filing. Bancorp undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.

Results of Operations

Three months ended June 30, 2001 and 2000

     Net Income. Bancorp reported net income of $2.72 million, or $.17 per diluted share, for the three months ended June 30, 2001, compared to $3.51 million, or $.21 per diluted share, for the three months ended June 30, 2000. The 2001 second quarter results include a non-core charge of $1.2 million, after tax, resulting from a check kiting charge. The 2000 second quarter results include non-core charges of $.6 million, after tax, related to severance expenses and losses on investment security sales. Core operating earnings excluding the non-core charges in the second quarter of 2001 was $3.92 million or $.24 per diluted share compared to $4.10 million, or $.24 per diluted share in this same quarter last year. Non-interest income in the second quarter 2001 was $4.2 million, an increase of $.8 million or 23% from the same quarter a year ago, excluding losses on sales of securities in 2000. Gains on sales of loans increased $.8 million to $.9 million, from the prior year’s quarter. The increase was the result of strong single family residential production and a change in strategy relating to the selling of bank originated SBA guaranteed loans versus holding such loans on the balance sheet. Service charges on deposit accounts increased 12% to $1.5 million compared to the same period last year. Total noninterest expenses, excluding non-core charges in the second quarters of 2001 and 2000, increased in the areas of salary and employee benefit expense, equipment expense, and occupancy expense, offset in part by lower transaction processing expense, professional fees, other taxes and insurance and printing and office supplies.

     Net Interest Income. Net interest income is the difference between interest income (principally from loan and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume is the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread is the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin is net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities. Bancorp’s profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Our balance sheet is currently liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest, or a flat or inverted interest rate yield curve, could adversely affect net interest income. In contrast, a decreasing rate environment or a steepening interest rate yield curve, may slightly improve net interest income. Competition, the economy, and the status of the interest rate environment also impact Bancorp’s net interest income in any period.

     Net interest income on a tax equivalent basis for the three months ended June 30, 2001, decreased $818,000, or 5.5%, to $14.80 million from $15.61 million for the same period in 2000. The decrease was caused by a decline in the average yield of the investment portfolio, a shift in balances from higher yielding real estate construction loans to lower yielding commercial real estate loans, as well as increases in balances in our money market accounts and certificates of deposits. The decline in net interest income was partly offset by a significant decrease in reliance on short-term borrowings. Average yields on earning assets decreased to 8.14% in the second quarter of 2001 from 8.76% in the second quarter of 2000. Average interest earning assets increased $5.1 million, or .40%, to $1.264 billion in the second quarter of 2001, from $1.259 billion for the same period in 2000. Average rates paid on interest bearing liabilities decreased 34 basis points in the second quarter of 2001, to 4.22% from 4.56% for the like period in 2000. The average net interest spread decreased from 4.20% to 3.92% in the second quarter of 2001 compared to 2000. Bancorp’s net interest margin for the three months ended June 30, 2001, was 4.69%, a decrease of 30 basis points from 4.99% for the comparable period of 2000. The decreases in Bancorp’s net interest margin and related yields or spreads are due mainly to a changing interest rate environment, increased deposit pricing competition, and a shift in earning asset and deposit mix.

     Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, rates on interest-bearing liabilities, and net interest spreads as well as net interest income for the periods indicated on a tax equivalent basis:

	Three months ended
(Dollars in thousands)	June 30,
			Increase
	2001	2000	(Decrease)	Change

Interest and fee income (1)	$25,666	$27,419	(1,753)	-6.83%

Interest expense	10,870	11,805	(935)	-8.60%

Net interest income	$14,796	$15,614	(818)	-5.53%

Average interest earning assets	$1,264,124	$1,259,041	5,083	0.40%

Average interest bearing liabilities	$1,033,972	$1,040,123	(6,151)	-0.59%

Average interest earning assets/ interest bearing liabilities	122.26%	121.05%	1.21

Average yields earned (2)	8.14%	8.76%	(0.62)

Average rates paid (2)	4.22%	4.56%	(0.34)

Net interest spread (2)	3.92%	4.20%	(0.28)

Net interest margin (2)	4.69%	4.99%	(0.30)

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

(2)	Theses ratios for the three months ended June 30, 2001 and 2000 have been annualized.

     Provision for Loan Loss. Bancorp recorded provisions for loan losses for the second quarter of 2001 and 2000 of $675,000 and $693,000, respectively. Net charge-offs for the second quarter of 2001 were $406,000, compared to net charge-offs of $674,000 for the same period in 2000. At June 30, 2001, the percentage of non-performing assets was 0.52% of total assets, compared to 0.32% one year earlier. Bancorp’s allowance for loan losses, as a percentage of total loans was 1.44% at June 30, 2001, compared to 1.40% at June 30, 2000.

     Noninterest Income. Noninterest income for the second quarter of 2001 was $4.2 million, up $1.0 million, or 31%, from $3.2 million in the like period in 2000. Gains on sales of loans increased $769,000, to $855,000 in 2001, from $86,000 in 2000. The increase is mainly the result of strong single family residential production and a change in strategy relating to the selling of the guaranteed portion of Small Business Administration (SBA) originated loans versus holding such portions of the loans on the balance sheet. Service charges on deposit accounts also increased to $1.5 million, a 12% increase over the same period in 2000, caused mainly by fluctuations in customer activity and deposit volume, as well as increased fees and improved fee collection efforts. Other service charges, commissions, and fees declined 5% in the second quarter of 2001 compared to 2000 due in part to decreased annuity and other investment sales. Trust revenue decreased during the first quarter of 2001, as compared to the same period in 2000, due in part to fee adjustments and decreases in the market value of assets managed. Other noninterest income decreased slightly in the first quarter of 2001, compared to 2000.

     Noninterest Expense. Noninterest expense for the second quarter ending June 30, 2001 was $14.1 million, an increase of $1.8 million, or 14.2%, over the same period in 2000. A kiting charge of $1.9 million, ($1.2 million after tax) related to a single customer, impacted noninterest expense in the second quarter of 2001. The second quarter of 2000 included $.7 million, ($.4 million after tax), in severance expenses. Core noninterest expense for the second quarter of 2001 was $12.2 million compared to $11.7 million for the same period one year earlier.

     Excluding the second quarter 2000 severance expenses, Bancorp’s salaries and employee benefits increased $460,000, or 8%, to $6.1 million in the second quarter of 2001. The increase in salary expense was primarily caused by changes in salary structure, business-banking expansion, restricted stock expense, and offset in part by a decrease in number of employees. At June 30, 2001, Bancorp employed 537 people compared to 591 at June 30, 2000. Bancorp’s staffing reductions have been primarily in administrative and back-office functions. Bancorp has continued to expand its products and services over the previous year.

     Equipment expense increased $72,000 or 5% in the second quarter of 2001 over the same period in 2000, mainly from investments in processing technology and software. Occupancy expenses were higher in the second quarter of 2001 over the same period in 2000, due primarily to higher lease rates, higher utility costs, and changes in branch locations, including relocation into a new building in the Vancouver, Washington market.

     Check and other transaction processing fees decreased 6% in the period, due to changes in processing transactions and an overall decrease in processed transaction volumes. Professional fees incurred for services from directors, outside consultants, accountants, and attorneys, decreased to $.5 million in the second quarter of 2001, compared to $.6 in the second quarter of 2000. The Company utilized outside consultants in 2000 to define strategy, and streamline the product line and processes. Marketing expenses increased slightly in the second quarter of 2001 over the same period due to an increase in the number of new marketing campaigns in 2001.

     Communication expense and printing and office supplies expense decreased slightly in the second quarter of 2001 compared to 2000, as a result of decreased costs and improved utilization of communication technology and data lines. Bancorp’s printing expenses decreased with an increased reliance on paperless communications.

Six months ended June 30, 2001 and 2000

     Net Income. Bancorp reported net income of $6.41 million, or $.39 per diluted share, for the six months ended June 30, 2001, compared to $4.76 million, or $.28 per diluted share, for the six months ended June 30, 2000. The 2001 year to date net income includes a kiting charge of $1.2 million, after tax. The 2000 results for the same period include a nonrecurring charge of $3.1 million, after tax related to litigation settlement charges. Core operating earnings for the year to date June 30, 2001 was $7.61 million or $.46 per diluted share compared to $8.40 million, or $.49 per diluted share in this same period last year. Net interest income decreased $2.3 million through June 30, 2001 to $28.2 million compared to $30.4 million for the same period in 2000. Total noninterest income for the six months ended June 30, 2001 was $8.6 million compared to $6.8 million, a 27% increase. The increase in noninterest income was the result of strong gains on sales of loans and increased income from service charges on deposit accounts. Total core noninterest expenses for the six months ended June 30, 2001 were $24.4 million compared to $23.3 million in 2000. The following components of noninterest expense increased in the six months ended June 30, 2001 compared to the same period in 2000: Salary and employee benefits expense, occupancy and equipment expense, check and other transaction processing fees, other taxes and insurance, and professional fees, and marketing expenses. Higher noninterest expenses were offset in part by lower courier and postage expense, communication expense, and printing and office supplies expenses.

     Net Interest Income. Net interest income on a tax equivalent basis for the six months ended June 30, 2001, decreased $2.4 million, or 8%, to $29.2 million from $31.6 million for the same period in 2000. Increases in average rates paid on interest bearing liabilities as well as changes in the mix of interest bearing liabilities were the drivers of the decrease in net interest income. Average yields on earning assets decreased to 8.37% in the first half of 2001 from 8.72% in 2000. Average interest earning assets decreased $1.5 million, or .12%, to $1.26 billion in the first half of 2001. This also contributed to the decrease in net interest income in the period. Average rates paid on interest bearing liabilities increased 3 basis points in the first six months of 2001, to 4.48% from 4.45% for the like period in 2000. The average net interest spread decreased from 4.27% to 3.89% in 2001 compared to 2000, because of increases in rates paid on interest bearing liabilities and a change in mix in earning assets. Bancorp’s net interest margin for the six months ended June 30, 2001, was 4.69%, a decrease of 36 basis points from 5.05% for the comparable period of 2000. The decreases in Bancorp’s net interest margin and related yields or spreads are mainly attributed to a changing interest rate environment, increased deposit pricing competition, and a shift in earning asset and deposit mix.

     Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, rates on interest-bearing liabilities, and net interest spreads as well as net interest income for the periods indicated on a tax equivalent basis:

	Six months ended
(Dollars in thousands)	June 30,
			Increase
	2001	2000	(Decrease)	Change

Interest and fee income (1)	$52,175	$54,601	(2,426)	-4.65%

Interest expense	22,942	23,011	(69)	-0.30%

Net interest income	$29,233	$31,590	(2,357)	-8.06%

Average interest earning assets	$1,257,538	$1,259,041	(1,503)	-0.12%

Average interest bearing liabilities	$1,032,484	$1,039,606	(7,122)	-0.69%

Average interest earning assets/interest bearing liabilities	121.80%	121.12%	1.21

Average yields earned (2)	8.37%	8.72%	(0.35)

Average rates paid (2)	4.48%	4.45%	0.03

Net interest spread (2)	3.89%	4.27%	(0.38)

Net interest margin (2)	4.69%	5.05%	(0.36)

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

(2)	Theses ratios for the six months ended June 30, 2001 and 2000 have been annualized.

     Provision for Loan Loss. Bancorp recorded provisions for loan losses for the first six months of 2001 and 2000 of $1,200,000 and $1,368,000, respectively. Net charge-offs for the first six months of 2001 were $886,000, compared to net charge-offs of $764,000 for the same period in 2000.

     Noninterest Income. Noninterest income for the first six months of 2001 was $8.6 million, up $1.8 million, or 27%, from $6.8 million in the like period in 2000. Gains on sales of loans increased $1.5 million, to $2.0 in 2001, from $505,000 in 2000. The increase can be attributed to strong single family residential production and a change in strategy relating to the selling of the guaranteed portion of Small Business Administration (SBA) originated loans versus holding such portion of the loans on the balance sheet. Bancorp will continue to evaluate market conditions in determining future SBA loan origination sales. Service charges on deposit accounts increased to $3.0 million, a 16% increase over the same period in 2000, caused mainly by fluctuations in customer activity and deposit volume, as well as increased fees and improved fee collection efforts. Other service charges, commissions, and fees decreased slightly compared to 2000 as a result of decreased sales of annuity and other investment products. Trust revenue decreased during the first half of 2001, compared to the same period in 2000, due in part to fee adjustments and decreases in the market values of assets managed. Loan servicing fees increased slightly in 2001 compared to the like period in 2000. Other noninterest income decreased slightly in the first two quarters of 2001, compared to 2000.

     Noninterest Expense. Noninterest expense for the first six months ending June 30, 2001 was $26.3 million, a decrease of $2.7 million from $29.0 million in the same period in 2000. The second quarter 2001 was impacted by a kiting charge of $1.9 million, ($1.2 million after tax). A non-recurring litigation settlement charge of $4.9 million, ($3.1 million after tax), impacted noninterest expense in the first quarter of 2000. The six months ended June 30, 2000 were also impacted by severance expenses and losses on the sales of securities of $.9 million, ($.6 million after tax). Total non-core noninterest expense for the six months ended June 30, 2001 was $24.4 million compared to $23.3 million in the comparable period last year.

     Excluding non-core severance expenses, Bancorp’s salaries and employee benefits increased $.8 million, or 7%, to $12.6 million in the first six months of 2001, from $11.8 million for the like period in 2000. The increase in salary expense was driven primarily by changes in salary structure, business-banking expansion, restricted stock expense, and offset in part by a decrease in the number of employees. Bancorp’s staffing reductions have been primarily in administrative and back-office functions. Bancorp has continued to expand its products and services in 2001, compared to the previous year.

     Equipment and occupancy expenses have increased in the first six months due to higher lease rates, higher utility costs, expansion, and improvements and changes to existing branch locations. The Bank recently moved a branch in the Vancouver, Washington market to a better location. Two new branch locations are scheduled to open in the third and fourth quarters of 2001.

     Check and other transaction processing fees increased in the first six months of 2001 compared to the same period in 2000, due to a rebate on ATM transaction expenses taken in the first quarter of 2000. Bancorp has also had a decrease in processed transaction volume in 2001 versus 2000. Professional fees incurred for services from directors, outside consultants, accountants, and attorneys, increased to $.9 million in the six months ended 2001, compared to $.8 million in the like period of 2000. The increased professional fees relate to the utilization of outside consultants to define strategy and streamline the product line and processes, and market value changes in the liabilities associated with deferred compensation plans in the first quarter of 2000. Marketing expenses increased slightly in the first half of 2001 over the same period in 2000, as Bancorp increased the number of marketing campaigns in 2001.

     Courier and postage expense declined in the first two quarters of 2001 compared to the same period in 2000 as Bancorp refines the processes of its delivery systems. Communication expense and printing and office supplies expense decreased slightly in the first and second quarters of 2001 compared to 2000, because of improved utilization of communication technology coupled with a decreasing reliance on paper based communication.

Income Taxes

     During the first six months of 2001, as a result of increased net income before taxes, higher housing tax credits, and changes in the mix of taxable and nontaxable income items, the provision for income taxes increased from the same period in 2000. A kiting charge of $1.2 million after tax impacted noninterest expense and the effective tax rate in the first six months of 2001. A litigation settlement charge of $3.1 million after tax impacted the first six months in 2000.

Liquidity and Sources of Funds

     Bancorp’s primary sources of funds are customer deposits, maturities of investment securities, sales of Available for Sale securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle (“FHLB”), and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

     Deposits are Bancorp’s primary source of new funds. Total deposits were $1.131 billion at June 30, 2001, compared to $1.077 billion at December 31, 2000. At June 30, 2001, Bancorp used no brokered deposits, but we may accept such deposits in the future. We have focused on attracting the deposits of consumer, business, and public sector customers in the market area we serve through competitive pricing and delivery of a quality product.

     Management anticipates that Bancorp will continue relying on customer deposits, maturity of investment securities, sales of Available for Sale securities, loan sales, loan repayments, net income, Federal Funds markets, FHLB, and other borrowings to provide liquidity. Deposit balances may be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition, and other factors. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will include Federal Funds purchased, repurchase agreements, and borrowings from the FHLB.

Capital Resources

     The Federal Reserve Bank (FRB) and the Federal Deposit Insurance Corporation (FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of June 30, 2001, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     Shareholders’ equity increased to $126.6 million at June 30, 2001, from $121.3 million at December 31, 2000, an increase of $5.3 million. The increase was driven by net income, an increase in the unrealized gain on securities available for sale, offset by cash dividends and Bancorp’s activity in its stock repurchase program. At June 30, 2001, Bancorp’s shareholders’ equity, as a percentage of total assets, was 9.2%, compared to 8.9% at December 31, 2000. The increase was the result of Bancorp’s equity base increasing at a higher rate than total assets. Equity increased 4.4% over the period from December 31, 2000, to June 30, 2001, while assets increased by 1.3% over the same period. As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.

(Dollars in thousands)	June 30, 2001

	Amount	Ratio

Tier 1 capital	$119,239	10.67%

Tier 1 capital minimum requirement	44,707	4.00%

Excess over minimum Tier 1 capital	$74,532	6.67%

Total capital	$133,217	11.92%

Total capital minimum requirement	89,413	8.00%

Excess over minimum Total capital	$43,804	3.92%

Risk adjusted assets	$1,117,667

Leverage ratio		8.85%

Minimum leverage requirement		4.00%

Excess over minimum leverage ratio		4.85%

Risk adjusted total assets	$1,347,883

Lending and Credit Management

     Interest earned on the loan portfolio is the primary source of Bancorp’s income. Net loans represented 72.8% of total assets as of June 30, 2001. A certain degree of credit risk is inherent in our lending activities. This risk is managed through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Through the credit review function, the Bank is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. As part of our ongoing lending process, internal risk ratings are assigned to each commercial and commercial real estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis.

     Although Bancorp strives to serve the credit needs of its service areas, the primary focus is on real estate related and commercial credits. We make substantially all our loans to customers located within our service areas.

     Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. As a result of the nature of our customer base and the growth experienced in the market areas served, real estate is frequently a material component of collateral for the Bank’s loans. The expected source of repayment of these loans is generally the cash flow of the project, operations of the borrower’s business, or personal income. Risks associated with real estate loans include fluctuating land values, local economic conditions, changes in tax policies, and a concentration of loans within any one area.

     The composition of the Banks’ loan portfolio is as follows:

(Dollars in thousands)	June 30, 2001		December 31, 2000

	Amount	Percent	Amount	Percent

Commercial	$180,706	18.08%	$159,861	16.21%

Real estate construction	97,526	9.76	105,219	10.67

Real estate mortgage	94,064	9.41	97,377	9.88

Real estate commercial	592,805	59.31	583,971	59.23

Installment and other consumer	49,022	4.90	53,784	5.45

Total loans	1,014,122	101.46	1,001,212	101.44

Allowance for loan losses	(14,558)	(1.46)	(14,244)	(1.44)

Total loans, net	$999,564	100.00%	$985,968	100.00%

     Nonperforming assets consist of the following:

(Dollars in thousands)	June 30, 2001	December 31, 2000

Loans on nonaccrual status	$5,585	$5,726

Loans past due greater than 90 days not on nonaccrual status	43	270

Other real estate owned	1,561	422

Total nonperforming assets	$7,189	$6,418

Percentage of nonperforming assets to total assets	0.52%	0.47%

See “Loan Loss Allowance and Provision” for further discussion on the loan portfolio.

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

     At June 30, 2001, we were not aware of any concentration of loans exceeding 10 percent of the total loans to a multiple number of borrowers engaged in a similar business. At June 30, 2001 and December 31, 2000, the Bank had no bankers acceptances.

     As of June 30, 2001, the Bank had outstanding loans to persons serving as directors, officers, principal shareholders and their related interests. These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Bank.

Loan Loss Allowance and Provision

     A loan loss allowance has been established to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include:

•	The formula allowance,

•	Specific allowances for identified problem loans and portfolio segments and

•	The unallocated allowance.

     Our allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” These accounting standards prescribe the measurement, income recognition and guidelines concerning impaired loans.

     The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of those loans, pools of loans, or commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and other such pertinent data and may be adjusted for significant factors that, in management’s judgement, affect the collectibility of the portfolio as of the evaluation date. While historic charge-off activity is studied and used as a base of information, management believes that the strength of the economy in recent years has played a favorable role in reducing charge-off activity. Management believes that commercial and commercial real estate loans have in the banking industry as a whole produced significant losses in brief periods at particular points in economic cycles. Therefore management believes it is appropriate to use a reserve higher than recent charge-off experience would suggest in these categories of loans. This decision is supported by what management perceives to be industry practices for minimum reserve levels, and is intended to prevent an understatement of reserves based upon over-reliance on recent, favorable economic conditions.

Loss factors are described as follows:

•	Problem graded loan loss factors are obtained from historical loss experience, and other relevant factors including trends in past dues, non-accruals, and risk rating changes.

•	Pooled loan loss factors, for loans not individually graded, are based on expected net charge-offs and other factors, including trends in past dues, collateral values, and levels of Other Real Estate Owned. Pooled loans are loans and leases that are homogeneous in nature, such as consumer installment and residential mortgage loans.

     Specific allowances are established where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different than the amount determined by the application of the formula allowance. The unallocated allowance uses a more subjective method and considers such factors as the following:

•	Existing general economic and business conditions affecting our key lending areas,

•	Credit quality trends, including trends in nonperforming loans expected to result from existing conditions,

•	Collateral values,

•	Loan growth rates and concentrations,

•	Specific industry conditions within portfolio segments,

•	Recent loss experience in particular segments of the portfolio,

•	Interest rate environment,

•	Duration of the current business cycle,

•	Bank regulatory examination results and findings of our internal credit examiners.

     Executive credit management reviews these conditions quarterly in discussion with our senior credit officers and the credit review function. If any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of this condition may be reflected as a specific allowance applicable to this credit or portfolio segment. Where any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the probable loss concerning this condition is reflected in the unallocated allowance.

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

     At June 30, 2001, the Bank’s allowance for loan losses was $14.6 million, consisting of a $14.03 million formula allowance; a $150,000 specific allowance and a $381,000 unallocated allowance. At December 31, 2000, our allowance for loan losses was $14.2 million, consisting of a $13.7 million formula allowance, a $154,000 specific allowance and a $301,000 unallocated allowance. The changes in the allocation of the allowance for loan losses in the first six months of 2001 were due primarily to changes in the loan portfolio and its mix, changes in our non-performing loans, and charge-off as well as recovery activity.

     Changes in the allowance for loan losses are as follows:

	Six months ended	Year ended
(Dollars in thousands)	June 30, 2001	Dec. 31, 2000

Loans outstanding at end of period	$1,014,122	$1,000,212

Average loans outstanding during the period	$999,371	$1,000,992

Allowance for loan losses, beginning of period	$14,244	$13,480

Recoveries:

Commercial	142	61

Real Estate	7	266

Installment and consumer	35	43

Total recoveries	184	370

Loans charged off:

Commercial	702	934

Real Estate	70	82

Installment and consumer	298	658

Total loans charged off	1,070	1,674

Net loans charged off	(886)	(1,304)

Provision for loan losses	1,200	2,068

Allowance for loan losses, end of period	$14,558	$14,244

Ratio of net loans charged off to average loans outstanding (annualized for six month period)	0.18%	0.13%

Ratio of allowance for loan losses to loans outstanding at end of period	1.44%	1.42%

     At June 30, 2001, Bancorp’s allowance for loan loss was $14.6 million, or 1.44% of total loans, and 202.49% of total nonperforming assets, compared with an allowance for loan losses at December 31, 2000 of $14.2 million, or 1.42% of total loans, and 221.94% of total nonperforming assets.

     During our normal loan review procedures, a loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is usually not considered to be impaired during a period of minimal delay (less than 90 days). Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at lower of cost or the present value of future cash flows. Leases and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment are excluded. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position, that the borrower’s financial condition is such that collection of principal is not probable.

     During the second quarter of 2001, net loans charged off were $406,000, compared to $674,000 for the same period in 2000. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.18% at June 30, 2001 and 0.15% at June 30, 2000. Bancorp benefited from a large recovery in the first quarter of 2000. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

     At June 30, 2001, the provision for loan loss exceeded the net loans charged off during the year, reflecting management’s belief, based on the foregoing analysis, that there are additional losses inherent in the loan portfolio. There can be no assurance that the adverse impact to Bancorp, if any, of these conditions will not be in excess of the range set forth above. Readers are referred to management’s “Forward Looking Statement Disclosure” in connection with this section.

Investment Portfolio

     The carrying value of the Banks’ investment portfolio is as follows:

	June 30,	December 31,
(Dollars in thousands)	2001	2000

Investments available for sale (At Fair Value)

U.S. Treasury securities	$5,455	$5,345

U.S. Government agency securities	57,000	88,228

Corporate securities	23,518	24,927

Mortgage-backed securities	50,762	19,081

Obligations of state and political subdivisions	92,862	94,379

Equity and other securities	16,222	15,856

Total Investment Portfolio	$245,819	$247,816

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

     Our balance sheet is currently liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest, or a flat or inverted yield curve, could adversely affect net interest income. In contrast, a decreasing rate environment or steepening interest rate yield curve may slightly improve net interest income. We attempt to limit our interest rate risk exposure through managing repricing characteristics of our assets and liabilities. Changes in the repricing characteristics of the loan portfolio during the quarter, combined with the change in mix between core deposits and borrowings, have slightly reduced our liability sensitivity.

     It should be noted that the simulation model does not take into account future management actions that could be undertaken, should a change occur in actual market interest rates during the year. Also, certain assumptions are required to perform modeling simulations that may have significant impact on the results. These include assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities. These assumptions have been developed through a combination of industry standards and future expected pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly by external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Any merger activity will also have an impact on the asset/liability position as new assets are acquired and added. Management has assessed these risks and believes that there has been no material change since December 31, 2000. Readers are referred to management’s “Forward Looking Statement Disclosure” in connection with this section.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     West Coast Bank v. B.A.S.S. Construction Co., et. al., Lincoln County Circuit Court Case No. 992167. This case arose out of an earlier dispute with Edward and Marianne Fischer that has now been settled. The Fischers loaned $4.6 million to B.A.S.S. Construction Company. The loan was secured by an approximate 425 acre tract of land in Lincoln County, Oregon (“Lincoln County Property”). B.A.S.S. defaulted on the $4.6 million loan. The Fischers then filed suit against the Bank alleging that the Bank failed to provide promised take-out funding to B.A.S.S. In March 2000, the Bank settled the Fischer case. Under the Agreement, the Bank paid $5.4 million and obtained the Fischers’ rights to collect the $4.6 million loan to B.A.S.S. and to foreclose on the Lincoln County Property. Based on an appraisal of the property and related carrying, disposition, and other cost estimates, the Bank currently estimates the net book value of the Lincoln County Property at approximately $587,000. Accordingly, in connection with this settlement and its valuation of its interest in the Lincoln County Property, the Company expensed in its 2000 results the net effect of approximately $4.9 million, for this non-recurring item.

     The Bank has foreclosed on the Lincoln County Property pursuant to a sheriff’s sale at which the Bank purchased the property. The Bank now has a deficiency claim against B.A.S.S. for approximately $2.7 million plus interest and costs. B.A.S.S. filed counterclaims against the Bank seeking damages in excess of $5 million. The Bank denies any liability to B.A.S.S. and will defend itself accordingly. Discovery is ongoing regarding the B.A.S.S. counterclaims and the Bank has filed a summary judgement motion to dismiss the counterclaims. Due to the uncertainties inherent in litigation, there are no assurances that this matter will not ultimately result in a loss that could materially affect the Company.

     This section contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”). This statement is included for the express purpose of availing Bancorp of the protections of the safe harbor provisions of the PSLRA. The forward looking statements contained in this section are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such a material difference include, but are not limited to, facts and events currently unknown to management that may surface in connection with the B.A.S.S. counterclaims or the Lincoln County Property, and other risks inherent in litigation. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis only as of the date of the statement. Bancorp undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents Bancorp files from time to time with the Securities and Exchange Commission.

Item 4. Submissions of Matters to a Vote of Security Holders.

(a)	West Coast Bancorp’s Annual Shareholders’ Meeting was held on April 24, 2001.

(b)	Not Applicable

(c)	A brief description of each matter voted upon at the Annual Shareholders’ Meeting held on April 24, 2001 and number of votes cast for, against or withheld, including a separate tabulation with respect to each nominee for office is presented below:

(1)	Election of (3) Directors for terms expiring in 2004 or when their successors have been elected and qualified.

Director:

Jack E. Long-

Votes cast for: 13,225,554

Votes withheld: 587,039

J.F. Ouderkirk-

Votes cast for: 13,406,429

Votes withheld: 406,164

Steve N. Spence-

Votes cast for: 13,375,225

Votes withheld: 437,368

(d)	None

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit

None

(b)	During the three months ended June 30, 2001, West Coast Bancorp filed the following current report on Form 8-K:

Form 8-K filed May 2, 2001 related to a check kiting loss.

Signatures

As required by the Securities Exchange Act of 1934, this report is signed on registrant’s behalf by the undersigned authorized officers.

WEST COAST BANCORP (Registrant)

Dated: August 13, 2001	/s/ Robert D. Sznewajs

Robert D. Sznewajs Chief Executive Officer and President

Dated: August 13, 2001	/s/ Anders Giltvedt

Anders Giltvedt Executive Vice President and Chief Financial Officer