Form 10-Q
period 2001-09-30
WEST COAST BANCORP /NEW/OR/
filed 2001-11-14
CIK 717059

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

[X]          Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter Ended September 30, 2001

[   ]          Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission file number 0-10997

WEST COAST BANCORP
(Exact name of registrant specified in its charter)

Oregon	93-0810577
(State or other jurisdiction incorporation or organization)	(IRS Employer Identification No.)

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

Yes  [X]          No.  [   ]

Outstanding shares of each of the issuer’s classes of common stock, as of the latest practicable date:

Common Stock, no par value, outstanding as of October 31, 2001: 16,117,724

PART I. FINANCIAL INFORMATION

Item 1.

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2001	2000

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$52,460	$56,676
Interest-bearing deposits in other banks	4,349	4,158
Federal funds sold	2,848	—

Total cash and cash equivalents	59,657	60,834
Trading assets	1,002	879
Investment securities available for sale	246,508	247,816
Loans held for sale	5,551	3,421
Loans	1,034,699	1,000,212
Allowance for loan loss	(14,646)	(14,244)

Loans, net	1,020,053	985,968
Premises and equipment, net	28,891	28,538
Intangible assets	1,663	1,950
Other assets	22,257	25,555

Total assets	$1,385,582	$1,354,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$214,955	$198,716
Savings and interest-bearing demand	553,205	497,161
Certificates of deposit	385,767	380,731

Total deposits	1,153,927	1,076,608
Short-term borrowings	24,040	101,426
Other liabilities	7,599	10,636
Long-term borrowings	70,500	45,022

Total liabilities	1,256,066	1,233,692
Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY:
Preferred stock: no par value, none issued; 10,000,000 shares authorized	—	—
Common stock: no par value, 55,000,000 shares authorized; 16,179,373 and 16,414,689 shares issued and outstanding, respectively	20,224	20,518
Additional paid-in capital	84,682	87,364
Retained earnings	21,461	14,248
Deferred compensation	(1,008)	(1,032)
Accumulated other comprehensive income	4,157	171

Total stockholders’ equity	129,516	121,269

Total liabilities and stockholders’ equity	$1,385,582	$1,354,961

The accompanying notes are an integral part of these consolidated statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,

(Dollars in thousands, except per share amounts)	2001	2000	2001	2000

INTEREST INCOME:
Interest and fees on loans	$21,363	$23,455	$65,189	$69,136
Interest on taxable investment securities	2,476	2,749	7,618	8,317
Interest on nontaxable investment securities	956	1,043	2,910	3,171
Interest from other banks	95	44	237	119
Interest on federal funds sold	22	31	81	34

Total interest income	24,912	27,322	76,035	80,777
INTEREST EXPENSE:
Savings and interest-bearing demand	3,153	4,321	11,240	12,579
Certificates of deposit	5,054	5,626	16,315	15,114
Short-term borrowings	291	1,776	1,860	5,247
Long-term borrowings	1,088	771	3,113	2,565

Total interest expense	9,586	12,494	32,528	35,505

NET INTEREST INCOME	15,326	14,828	43,507	45,272
PROVISION FOR LOAN LOSS	920	280	2,120	1,648

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSS	14,406	14,548	41,387	43,624
NONINTEREST INCOME:
Service charges on deposit accounts	1,497	1,358	4,470	3,925
Other service charges, commissions and fees	1,202	1,262	3,492	3,610
Trust revenue	422	470	1,319	1,539
Gains on sales of loans	863	336	2,865	841
Loan servicing fees	107	128	377	389
Other	68	164	247	415
Net loss on sale of securities	—	—	—	(222)

Total noninterest income	4,159	3,718	12,770	10,497
NONINTEREST EXPENSE:
Salaries and employee benefits	6,684	6,070	19,316	18,567
Equipment	1,342	1,377	4,052	4,024
Occupancy	1,084	978	3,232	2,912
Check and other transaction processing	659	665	1,919	1,875
Professional fees	411	510	1,353	1,333
Courier and postage	472	427	1,383	1,439
Marketing	487	430	1,262	1,175
Communications	299	346	938	1,046
Other taxes and insurance	197	304	631	723
Printing and office supplies	172	203	545	638
Litigation settlement charges	—	—	—	4,946
Kiting charge	—	—	1,945	—
Other noninterest expense	774	1,024	2,349	2,647

Total noninterest expense	12,581	12,334	38,925	41,325

INCOME BEFORE INCOME TAXES	5,984	5,932	15,232	12,796
PROVISION FOR INCOME TAXES	1,876	1,944	4,718	4,044

NET INCOME	$4,108	$3,988	$10,514	$8,752

Basic earnings per share	$0.25	$0.24	$0.65	$0.52
Diluted earnings per share	$0.25	$0.24	$0.64	$0.52

The accompanying notes are an integral part of these consolidated statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,

(Dollars in thousands)	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,514	$8,752
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of premises and equipment	2,750	2,955
Amortization of intangibles	287	291
Net loss on sale of securities	—	222
Provision for loan loss	2,120	1,648
Decrease (Increase) in interest receivable	577	(478)
Decrease (Increase) in other assets	2,721	(1,412)
Origination of loans held for sale	(55,118)	(41,271)
Proceeds from sales of loans held for sale	52,988	46,284
Decrease in interest payable	(500)	(443)
Decrease in other liabilities	(2,536)	(314)
Stock based compensation expense	405	—
Tax benefit associated with stock options	162	155
Increase in trading assets	(123)	(5)

Net cash provided by operating activities	14,247	16,384
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	89,370	2,311
Proceeds from sales of available for sale securities	—	8,931
Purchase of available for sale securities	(84,076)	(2,582)
Net cash used to originate loans	(36,206)	(28,910)
Net capital expenditures	(3,103)	(1,613)

Net cash used in investing activities	(34,015)	(21,863)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings and interest bearing transaction accounts	72,283	(20,679)
Net increase in certificates of deposit	5,036	38,883
Net increase (decrease) in short-term borrowings	(77,386)	13,550
Proceeds from issuance of long-term borrowings	60,500	45,000
Repayment of long-term borrowings	(35,022)	(65,630)
Redemption of common stock for stock repurchase plan	(4,232)	(5,685)
Net proceeds from issuance of common stock	713	1,174
Dividends paid and cash paid for fractional shares	(3,301)	(3,090)

Net cash provided by financing activities	18,591	3,523

NET DECREASE IN CASH AND CASH EQUIVALENTS	(1,177)	(1,957)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	60,834	66,973

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$59,657	$65,016

Supplemental cash flow information:
Cash paid in the period for:
Interest	$33,028	$35,947
Income taxes	$6,313	$3,364

The accompanying notes are an integral part of these consolidated statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Retained	Deferred	Comprehensive
(Shares and dollars in thousands)	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total

BALANCE, December 31, 1999	15,345	$19,181	$78,005	$23,008	$—	$(3,402)	$116,792
Comprehensive income:
Net income	—	—	—	11,620	—	—	11,620
Other comprehensive income, net of tax:
Net unrealized investment gains	—	—	—	—	—	—	3,429
Reclassification adjustments for realized losses included in net income	—	—	—	—	—	—	144

Other comprehensive income, net of tax	—	—	—	—	—	3,573	3,573

Comprehensive income	—	—	—	—	—	—	15,193

Cash dividends, $.25 per common share	—	—	—	(4,160)	—	—	(4,160)
10% stock dividend	1,517	1,896	14,318	(16,214)	—	—	—
Cash paid for fractional shares	(1)	(1)	—	(6)	—	—	(7)
Issuance of common stock:
Stock options	234	293	931	—	—	—	1,224
Net issuance of restricted stock and common stock of deferred compensation plans	129	162	1,137	—	(1,299)	—	—
Common stock repurchased and retired:
Corporate stock repurchase plan	(794)	(993)	(7,016)	—	—	—	(8,009)
Stock options	(15)	(20)	(170)	—	—	—	(190)
Amortization of deferred compensation - restricted stock	—	—	—	—	267	—	267
Tax benefit associated with stock options	—	—	159	—	—	—	159

BALANCE, December 31, 2000	16,415	20,518	87,364	14,248	(1,032)	171	121,269
Comprehensive income:
Net income	—	—	—	10,514	—	—	10,514
Other comprehensive income, net of tax:
Net unrealized investment gains	—	—	—	—	—	3,986	3,986

Other comprehensive income, net of tax	—	—	—	—	—	—	3,986

Comprehensive income	—	—	—	—	—	—	14,500

Cash dividends, $.20 per common share	—	—	—	(3,301)	—	—	(3,301)
Issuance of common stock:
Stock options	107	133	727	—	—	—	860
Net issuance of restricted stock and common stock of deferred compensation plans	18	23	270	—	(381)	—	(88)
Common stock repurchased and retired:
Corporate stock repurchase plan	(356)	(444)	(3,788)	—	—	—	(4,232)
Stock options	(5)	(6)	(53)	—	—	—	(59)
Amortization of deferred compensation - restricted stock	—	—	—	—	405	—	405
Tax benefit associated with stock options	—	—	162	—	—	—	162

BALANCE, September 30, 2001	16,179	$20,224	$84,682	$21,461	$(1,008)	$4,157	$129,516

The accompanying notes are an integral part of these consolidated statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	PRINCIPLES OF CONSOLIDATION

     The accompanying consolidated financial statements include the accounts of West Coast Bancorp (Bancorp or the Company) which operates its wholly-owned subsidiaries, West Coast Bank (the Bank), West Coast Trust, Centennial Funding Corporation and Totten, Inc., after elimination of intercompany transactions and balances.

     The interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America, (“generally accepted accounting principles”), for interim financial information. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments including normal recurring accruals necessary for fair presentation of results of operations for the interim periods included herein have been made. The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of results to be anticipated for the year ending December 31, 2001, or other future periods. These financial statements should be read in conjunction with the Company’s 2000 annual report to shareholders.

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

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001, to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. The Company will adopt SFAS No. 142 on January 1, 2002, resulting in the discontinuance of the amortization of goodwill. The methods used for evaluating and measuring impairment of goodwill will change. The Company has not applied the new impairment analysis to its intangible assets and will do so during the first quarter of 2002. The Company’s current intangible assets consist mainly of deposit purchase premiums. Under SFAS No. 142 intangibles created as deposit purchase premiums continue to be amortized, management believes there will be no material effect of adopting SFAS No. 142.

     For transactions occurring after March 31, 2001, Bancorp adopted SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” This standard establishes accounting and reporting standards for sales and servicing of financial assets, securitization transactions and the extinguishment of liabilities. The statement replaced SFAS No. 125 and provided clarification of issues related to qualified special purpose entities and additional disclosures about securitizations and the residual interest retained. The adoption had no material effect on the Company’s financial statements.

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 becomes effective for the Company’s fiscal year beginning January 1, 2002. The Company is evaluating SFAS No. 144 and has not yet determined the impact of adoption on its financial position or results of operations.

4.	STOCKHOLDERS’ EQUITY

     The Board of Directors declared a quarterly cash dividend of $.0725 per share during the third quarter of 2001 and $.065 during the third quarter of 2000. A 10 percent stock dividend was declared in the third quarter of 2000. All per share amounts have been restated to retroactively reflect stock dividends previously reported.

5.	CONTINGENCIES AND LITIGATION

     West Coast Bank v. B.A.S.S. Construction Co., et. al., Lincoln County Circuit Court Case No. 992167. This case arose out of an earlier dispute with Edward and Marianne Fischer that has now been settled. The Fischers loaned $4.6 million to B.A.S.S. Construction Company. The loan was secured by an approximate 425 acre tract of land in Lincoln County, Oregon (“Lincoln County Property”). B.A.S.S. defaulted on the $4.6 million loan. The Fischers then filed suit against the Bank alleging that the Bank failed to provide promised take-out funding to B.A.S.S. In March 2000, the Bank settled the Fischer case. Under the Agreement, the Bank paid $5.4 million and obtained the Fischers’ rights to collect the $4.6 million loan to B.A.S.S. and to foreclose on the Lincoln County Property. Based on an appraisal of the property and related carrying, disposition, and other cost estimates, the Bank currently estimates the net book value of the Lincoln County Property at approximately $803,000. Accordingly, in connection with this settlement and its valuation of its interest in the Lincoln County Property, the Company expensed in its 2000 results the net effect of approximately $4.9 million, for this non-recurring item.

     The Bank has foreclosed on the Lincoln County Property pursuant to a sheriff’s sale at which the Bank purchased the property. The Bank now has a deficiency claim against B.A.S.S. for approximately $2.7 million plus interest and costs. B.A.S.S. filed counterclaims against the Bank seeking damages in excess of $5 million. The Bank denies any liability to B.A.S.S. and will defend itself accordingly. Discovery is ongoing regarding the B.A.S.S. counterclaims. The Bank filed a summary judgement motion to dismiss the counterclaims which was denied by the court. Due to the uncertainties inherent in litigation, there are no assurances that this matter will not ultimately result in a loss that could materially affect the Company.

6.	OTHER COMPREHENSIVE INCOME

     The components of other comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(Dollars in thousands)	2001	2000	2001	2000

Unrealized gains on securities:
Unrealized holding gains arising during the period	$3,119	$2,797	$6,566	$2,604
Tax (provision)	(1,225)	(1,099)	(2,580)	(970)

Unrealized holding gains arising during the period; net of tax	1,894	1,698	3,986	1,634
Plus: Reclassification adjustment for realized loss on sale of securities	—	—	—	(221)
Tax benefit	—	—	—	85

Net realized loss	—	—	—	(136)

Other comprehensive income; net of tax	$1,894	$1,698	$3,986	$1,498

7.	EARNINGS PER SHARE

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

     For the periods reported, Bancorp had no reconciling items between net income and income available to common shareholders. Weighted average shares have been restated to retroactively reflect stock dividends previously reported.

		Weighted
		Average	Per Share
	Net Income	Shares	Amount

	Three months ended September 30, 2001

Basic earnings	$4,108,204	16,149,023	$0.25
Stock options		371,094
Restricted stock		28,450

Diluted earnings	$4,108,204	16,548,567	$0.25

	Three months ended September 30, 2000

Basic earnings	$3,988,184	16,711,266	$0.24
Stock options		78,834

Diluted earnings	$3,988,184	16,790,100	$0.24

		Weighted
		Average	Per Share
	Net Income	Shares	Amount

	Nine months ended September 30, 2001

Basic earnings	$10,513,600	16,178,488	$0.65
Stock options		251,859
Restricted stock		30,358

Diluted earnings	$10,513,600	16,460,705	$0.64

	Nine months ended September 30, 2000

Basic earnings	$8,751,549	16,821,069	$0.52
Stock options		133,276

Diluted earnings	$8,751,549	16,954,345	$0.52

8.	TRANSFERS AND SERVICING OF FINANCIAL ASSETS

     During the third quarter of 2001, the Bank sold $2.8 million of the U.S. government guaranteed portions of loans originated under Small Business Administration (SBA) programs, recognizing pre-tax gains on sales of $225,000. In the first nine months of 2001, the Bank sold $12.3 million in SBA loans, recognizing pre-tax gains on sales of $1.2 million. The Bank sold no SBA loans in the comparable periods of 2000.

     The SBA covers losses occurring on these guaranteed portions. Although the SBA has no credit recourse against the Bank relating to these sales, the Bank does continue to own a portion of the non-guaranteed portions of the loans. The Bank continues to service the loans and is required under the SBA programs to retain certain specific servicing yields. A portion of the yield is recognized as servicing fee income as it occurs, and the remainder is recorded as a servicing asset and is included in the gain on sale calculation.

     The following table shows the changes in servicing assets over the period.

SBA Loans
(Dollars in thousands)	2001

Servicing assets at December 31, 2000	$68
Servicing assets recognized during the period	146
Amortization of servicing assets	(17)

Servicing assets at September 30, 2001	$197

     The Bank recognized $34,000 of servicing assets in the third quarter of 2001. The amortization of servicing assets for the third quarter of 2001 was $8,000.

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

SBA Loans
(Dollars in thousands)	2001

Fair value of servicing assets recognized	$146
Weighted average life	84 Months
Discount rate	7.50%-8.30%

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

9.	RECLASSIFICATIONS

     Certain reclassificiations of prior year amounts have been made to conform to current classifications.

10.	SEGMENT AND RELATED INFORMATION

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

(Dollars in thousands)	Three months ended September 30, 2001

	Banking	Other	Intersegment	Consolidated

Interest income	$24,889	$41	$(18)	$24,912
Interest expense	9,604	—	(18)	9,586

Net interest income	15,285	41	—	15,326
Provision for loan loss	920	—	—	920
Noninterest income	3,774	424	(39)	4,159
Noninterest expense	12,205	415	(39)	12,581

Income before income taxes	5,934	50	—	5,984

Provision for income taxes	1,857	19	—	1,876

Net income	$4,077	$31	$—	$4,108

Depreciation and amortization	$1,017	$—	$—	$1,017
Assets	$1,384,202	$8,070	$(6,690)	$1,385,582
Loans, net	$1,020,053	$—	$—	$1,020,053
Deposits	$1,160,112	$—	$(6,185)	$1,153,927
Equity	$122,251	$2,621	N/A	$129,516

(Dollars in thousands)	Three months ended September 30, 2000

	Banking	Other	Intersegment	Consolidated

Interest income	$27,298	$39	$(15)	$27,322
Interest expense	12,509	—	(15)	12,494

Net interest income	14,789	39	—	14,828
Provision for loan loss	280	—	—	280
Noninterest income	3,282	471	(35)	3,718
Noninterest expense	11,932	437	(35)	12,334

Income before income taxes	5,859	73	—	5,932

Provision for income taxes	1,916	28	—	1,944

Net income	$3,943	$45	$—	$3,988

Depreciation and amortization	$1,080	$1	$—	$1,081
Assets	$1,366,586	$5,782	$(4,510)	$1,367,858
Loans, net	$990,080	$—	$—	$990,080
Deposits	$1,102,941	$—	$(3,940)	$1,099,001
Equity	$114,842	$4,755	N/A	$119,597

10.	SEGMENT AND RELATED INFORMATION (continued)

(Dollars in thousands)	Nine months ended September 30, 2001

	Banking	Other	Intersegment	Consolidated

Interest income	$75,961	$113	$(39)	$76,035
Interest expense	32,567	—	(39)	32,528

Net interest income	43,394	113	—	43,507
Provision for loan loss	2,120	—	—	2,120
Noninterest income	11,559	1,324	(113)	12,770
Noninterest expense	37,780	1,258	(113)	38,925

Income before income taxes	15,053	179	—	15,232

Provision for income taxes	4,650	68	—	4,718

Net income	$10,403	$111	$—	$10,514

Depreciation and amortization	$3,033	$4	$—	$3,037
Assets	$1,384,202	$8,070	$(6,690)	$1,385,582
Loans, net	$1,020,053	$—	$—	$1,020,053
Deposits	$1,160,112	$—	$(6,185)	$1,153,927
Equity	$122,251	$2,621	N/A	$129,516

(Dollars in thousands)	Nine months ended September 30, 2000

	Banking	Other	Intersegment	Consolidated

Interest income	$80,708	$125	$(56)	$80,777
Interest expense	35,557	4	(56)	35,505

Net interest income	45,151	121	—	45,272
Provision for loan loss	1,648	—	—	1,648
Noninterest income	9,051	1,549	(103)	10,497
Noninterest expense	39,963	1,465	(103)	41,325

Income before income taxes	12,591	205	—	12,796

Provision for income taxes	3,966	78	—	4,044

Net income	$8,625	$127	$—	$8,752

Depreciation and amortization	$3,241	$4	$—	$3,245
Assets	$1,366,586	$5,782	$(4,510)	$1,367,858
Loans, net	$990,080	$—	$—	$990,080
Deposits	$1,102,941	$—	$(3,940)	$1,099,001
Equity	$114,842	$4,755	N/A	$119,597

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement Disclosure

     In addition to historical information, this quarterly report contains certain “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (PSLRA). This statement is included for the express purpose of availing Bancorp of the protections of the safe harbor provisions of the PSLRA. The forward looking statements contained in this report are subject to factors, risks, and uncertainties that may cause actual results to differ materially from those projected. Important factors that might cause such a material difference include, but are not limited to, those discussed in this section of the report. In addition, the following items are among the factors that could cause actual results to differ materially from the forward looking statements in this report: the impact of recent world event, general economic conditions, including their impact on capital investments and expenditures; business conditions in the banking industry including asset quality; the regulatory environment; new legislation; vendor quality and efficiency; employee retention factors; rapidly changing technology and evolving banking industry standards; competitive standards; competitive factors, including increased competition with community, regional, and national financial institutions; fluctuating interest rate environments; and similar matters. Readers are cautioned not to place undue reliance on these forward looking statements, which reflect management’s analysis only as of the date of the filing. Bancorp undertakes no obligation to publicly revise or update these forward-looking statements to reflect events or circumstances that arise after the date of this report. Readers should carefully review the risk factors described in this and other documents we file from time to time with the Securities and Exchange Commission.

Results of Operations

Three months ended September 30, 2001 and 2000

     Net Income. Bancorp reported net income of $4.11 million, or $.25 per diluted share, for the three months ended September 30, 2001, compared to $3.99 million, or $.24 per diluted share, for the three months ended September 30, 2000. Non-interest income in the third quarter 2001 was $4.16 million, an increase of $.4 million or 12% from the same quarter a year ago. Gains on sales of loans increased $.5 million to $.9 million, from the prior year’s quarter. The increase was the result of strong single family residential production and a change in strategy relating to the selling of bank originated SBA guaranteed loans versus holding such loans on the balance sheet. Service charges on deposit accounts increased 10% to $1.5 million compared to the same period last year. Total noninterest expenses increased in the areas of salary and employee benefit expense, marketing expenses, courier and postage and occupancy expense, offset in part by lower expenses for equipment, tax and insurance, professional fees, communication, printing and office supplies, as well as other noninterest expense.

     Net Interest Income. Net interest income is the difference between interest income (principally from loan and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume is the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread is the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin is net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities. Bancorp’s profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Our balance sheet is currently liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest, or a flat or inverted interest rate yield curve, could adversely affect net interest income. In contrast, to the extent we are able to reprice interest bearing liabilities, a decreasing rate environment or a steepening interest rate yield curve, may slightly improve net interest income. Competition, the economy, and the status of the interest rate environment also impact Bancorp’s net interest income in any period.

     Net interest income on a tax equivalent basis for the three months ended September 30, 2001, increased $.5 million, or 2.9%, to $15.84 million from $15.39 million for the same period in 2000. The increase was caused by higher outstanding loan balances, as well as a decline in the cost of interest bearing liabilities. Average yields on earning assets decreased to 7.84% in the third quarter of 2001 from 8.83% in the third quarter of 2000. Average interest earning assets increased $30.4 million, or 2.4%, to $1.287 billion in the third quarter of 2001, from $1.256 billion for the same period in 2000. Average rates paid on interest bearing liabilities decreased 118 basis points for the third quarter of 2001, to 3.65% from 4.83% for the like period in 2000. The average net interest spread increased from 4.00% to 4.19% for the third quarter of 2001 compared to 2000. Bancorp’s net interest margin for the three months ended September 30, 2001, was 4.88%, an increase from 4.87% for the comparable period of 2000. The increase in Bancorp’s net interest margin and related yields or spreads are due mainly to a changing interest rate environment, and a shift in earning asset and deposit mix.

     Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, rates on interest-bearing liabilities, and net interest spreads as well as net interest income for the periods indicated on a tax equivalent basis:

	Three months ended
(Dollars in thousands)	September 30,
			Increase
	2001	2000	(Decrease)	Change

Interest and fee income(1)	$25,427	$27,884	$(2,457)	-8.81%
Interest expense	9,586	12,494	2,908	23.28%

Net interest income	$15,841	$15,390	$451	2.93%

Average interest earning assets	$1,286,726	$1,256,343	$30,383	2.42%
Average interest bearing liabilities	$1,042,669	$1,028,226	$14,443	1.40%
Average interest earning assets/interest bearing liabilities	123.41%	122.19%	1.22
Average yields earned(2)	7.84%	8.83%	(0.99)
Average rates paid(2)	3.65%	4.83%	(1.18)
Net interest spread(2)	4.19%	4.00%	0.19
Net interest margin(2)	4.88%	4.87%	0.01

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

(2)	Theses ratios for the three months ended September 30, 2001 and 2000 have been annualized.

     Provision for Loan Loss. Bancorp recorded provisions for loan losses for the third quarter of 2001 and 2000 of $920,000 and $280,000, respectively. Net charge-offs for the third quarter of 2001 were $832,000, compared to net charge-offs of $274,000 for the same period in 2000. At September 30, 2001, the percentage of non-performing assets was 0.47% of total assets, compared to 0.39% one year earlier. Bancorp’s allowance for loan losses, as a percentage of total loans was 1.42% at September 30, 2001, compared to 1.40% at September 30, 2000.

     Noninterest Income. Noninterest income for the third quarter of 2001 was $4.2 million, up $.4 million, or 12%, from $3.7 million in the like period in 2000. Gains on sales of loans increased $.5 million, to $.9 million in 2001, from $.3 million in 2000. The increase is mainly the result of strong single family residential production and a change in strategy relating to the selling of the guaranteed portion of Small Business Administration (SBA) originated loans versus holding such portions of the loans on the balance sheet. Service charges on deposit accounts also increased to $1.5 million, a 10% increase over the same period in 2000, caused mainly by fluctuations in customer activity and deposit volume, as well as increased fees and improved fee collection efforts. Other service charges, commissions, and fees declined slightly in the third quarter of 2001 compared to 2000 due in part to decreased annuity and other investment sales. Trust revenue decreased during the third quarter of 2001, as compared to the same period in 2000, due in part to decreases in the market value of assets managed. Other noninterest income decreased in the third quarter of 2001, compared to 2000 due to a decrease in income associated with deferred compensation assets.

     Noninterest Expense. Noninterest expense for the third quarter ending September 30, 2001 was $12.6 million, an increase of $.2 million, or 2.0%, over the same period in 2000.

     Bancorp’s salaries and employee benefits increased $.6 million, or 10%, to $6.7 million in the third quarter of 2001. The increase in salary expense was primarily caused by increases in commissions and incentive expenses, business banking expansion, restricted stock expense, and offset in part by a decrease in number of employees. At September 30, 2001, Bancorp employed 528 full time equivalent positions compared to 544 at September 30, 2000. Bancorp’s staffing reductions have been primarily in administrative and back-office functions. Bancorp has continued to expand its products and services over the previous year.

     Equipment expense decreased $35,000 or 2.5% in the third quarter of 2001 over the same period in 2000. Occupancy expenses were higher in the third quarter of 2001 over the same period in 2000, due primarily to higher lease rates, higher utility costs, and changes in branch locations, including a new building in the Vancouver, Washington market and the opening of a new branch in Canby, Oregon. The Bank also recently opened a new branch in Hillsboro, Oregon.

     Professional fees incurred for services from directors, outside consultants, accountants, and attorneys, decreased to $.4 million in the third quarter of 2001, compared to $.5 million in the third quarter of 2000. The Company utilized outside consultants in 2000 to define strategy, and streamline the product line and processes. Marketing expenses increased slightly in the third quarter of 2001 over the same period due to an increase in the number of new marketing campaigns in 2001.

     Communication expense and printing and office supplies expense decreased slightly in the third quarter of 2001 compared to 2000, as a result of decreased costs and improved utilization of communication technology and data lines.

Nine months ended September 30, 2001 and 2000

     Net Income. Bancorp reported net income of $10.51 million, or $.64 per diluted share, for the nine months ended September 30, 2001, compared to $8.75 million, or $.52 per diluted share, for the nine months ended September 30, 2000. The 2001 year to date net income includes a kiting charge of $1.2 million, after tax. The 2000 results for the same period include a nonrecurring charge of $3.1 million, after tax related to litigation settlement charges. Net interest income decreased $1.8 million through September 30, 2001 to $43.5 million compared to $45.3 million for the same period in 2000. Total noninterest income for the nine months ended September 30, 2001 was $12.8 million compared to $10.5 million, a 22% increase. The increase in noninterest income was the result of strong gains on sales of loans and increased income from service charges on deposit accounts. Total core noninterest expenses for the nine months ended September 30, 2001 were $37.0 million compared to $35.7 million in 2000. The following components of noninterest expense increased in the nine months ended September 30, 2001 compared to the same period in 2000: Salaries and employee benefits expense, occupancy and equipment expense, check and other transaction processing fees, professional fees, and marketing expenses. Higher noninterest expenses were offset in part by lower courier and postage expense, communication expense, other noninterest expense and printing and office supplies expenses.

     Net Interest Income. Net interest income on a tax equivalent basis for the nine months ended September 30, 2001, decreased $1.9 million, or 4%, to $45.1 million from $47.0 million for the same period in 2000. Average yields on earning assets decreased to 8.19% in the first nine months of 2001 from 8.76% in 2000. Average interest earning assets increased $9.2 million, or .7%, to $1.27 billion in the first nine months of 2001. Average rates paid on interest bearing liabilities decreased 38 basis points in the first nine months of 2001, to 4.20% from 4.58% for the like period in 2000. The average net interest spread decreased from 4.18% to 3.99% in 2001 compared to 2000, because of decreases in rates earned on interest earning assets offset in part by decreases in average rates paid and a change in mix in earning assets. Bancorp’s net interest margin for the nine months ended September 30, 2001, was 4.75%, a decrease of 24 basis points from 4.99% for the comparable period of 2000. The decreases in Bancorp’s net interest margin and related yields or spreads are mainly attributed to a changing interest rate environment, increased deposit pricing competition, and a shift in earning asset and deposit mix.

     Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, rates on interest-bearing liabilities, and net interest spreads as well as net interest income for the periods indicated on a tax equivalent basis:

	Nine months ended
(Dollars in thousands)	September 30,
			Increase
	2001	2000	(Decrease)	Change

Interest and fee income(1)	$77,602	$82,484	$(4,882)	-5.92%
Interest expense	32,528	35,505	2,977	8.38%

Net interest income	$45,074	$46,979	$(1,905)	-4.06%

Average interest earning assets	$1,267,378	$1,258,190	$9,188	0.73%
Average interest bearing liabilities	$1,035,916	$1,035,785	$131	0.01%
Average interest earning assets/interest bearing liabilities	122.34%	121.47%	0.87
Average yields earned(2)	8.19%	8.76%	(0.57)
Average rates paid(2)	4.20%	4.58%	(0.38)
Net interest spread(2)	3.99%	4.18%	(0.19)
Net interest margin(2)	4.75%	4.99%	(0.24)

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

(2)	Theses ratios for the nine months ended September 30, 2001 and 2000 have been annualized.

     Provision for Loan Loss. Bancorp recorded provisions for loan losses for the first nine months of 2001 and 2000 of $2.12 million and $1.65 million respectively. Net charge-offs for the first nine months of 2001 were $1.72 million, compared to net charge-offs of $1.04 million for the same period in 2000.

     Noninterest Income. Noninterest income for the first nine months of 2001 was $12.8 million, up $2.3 million, or 22%, from $10.5 million in the like period in 2000. Gains on sales of loans increased $2.0 million, to $2.9 in 2001, from $.8 million in 2000. The increase can be attributed to strong single family residential production and a change in strategy relating to the selling of the guaranteed portion of Small Business Administration (SBA) originated loans versus holding such portion of the loans on the balance sheet. Bancorp will continue to evaluate market conditions in determining future SBA loan origination sales. Service charges on deposit accounts increased to $4.5 million, a 14% increase over the same period in 2000, caused mainly by fluctuations in customer activity and deposit volume, as well as increased fees and improved fee collection efforts. Other service charges, commissions, and fees decreased slightly compared to 2000 as a result of decreased sales of annuity and other investment products. Trust revenue decreased during the first nine months of 2001, compared to the same period in 2000, due in part to decreases in the market values of assets managed. Loan servicing fees decreased slightly in 2001 compared to the like period in 2000 due to a decrease in the amount of loans serviced. Other noninterest income decreased 40% in the first three quarters of 2001, compared to 2000, due to a decrease in investment income from deferred compensation plans.

     Noninterest Expense. Noninterest expense for the nine months ending September 30, 2001 was $38.9 million, a decrease of $2.4 million from $41.3 million in the same period in 2000. The nine months ending 2001 was impacted by a kiting charge of $1.9 million, ($1.2 million after tax). A non-recurring litigation settlement charge of $4.9 million, ($3.1 million after tax), impacted noninterest expense in the first quarter of 2000. The nine months ended September 30, 2000 were also impacted by severance expenses and losses on the sales of securities of $.9 million, ($.6 million after tax). Total non-core noninterest expense for the nine months ended September 30, 2001 was $37.0 million compared to $35.7 million in the comparable period last year.

     Excluding non-core severance expenses, Bancorp’s salaries and employee benefits increased $1.5 million, or 8%, to $19.3 million in the first nine months of 2001, from $17.8 million for the like period in 2000. The increase in salary expense was driven primarily by increases in commission and incentive expenses, business banking expansion, restricted stock expense, and offset in part by a decrease in the number of employees. Bancorp’s staffing reductions have been primarily in administrative and back-office functions. Bancorp has continued to expand its products and services in 2001, compared to the previous year.

     Equipment and occupancy expenses have increased in the first nine months due to higher lease rates, higher utility costs, expansion, and improvements and changes to existing branch locations. The Bank recently moved to a new branch location in the Vancouver, Washington market. The Bank also opened a new branch in Canby, Oregon in the third quarter. In October of 2001, the Bank opened a branch in Hillsboro, Oregon.

     Check and other transaction processing fees increased in the first nine months of 2001 compared to the same period in 2000, due to a rebate on ATM transaction expenses taken in the first quarter of 2000. Bancorp has also had a decrease in processed transaction volume in 2001 versus 2000. Professional fees incurred for services from directors, outside consultants, accountants, and attorneys, increased to $1.4 million in the nine months ended 2001, compared to $1.3 million in the like period of 2000. The increased professional fees relate to the utilization of outside consultants to define strategy and streamline the product line and processes, and market value changes in the liabilities associated with deferred compensation plans in the first quarter of 2000. Marketing expenses increased slightly in the first nine months of 2001 over the same period in 2000, as Bancorp increased the number of marketing campaigns during 2001.

     Courier and postage expense declined in the first three quarters of 2001 compared to the same period in 2000 as Bancorp refined the processes of its delivery systems. Communication expense and printing and office supplies expense decreased slightly in the first three quarters of 2001 compared to 2000, because of improved utilization of communication technology.

Income Taxes

     During the first nine months of 2001, as a result of increased net income before taxes, higher housing tax credits, and changes in the mix of taxable and nontaxable income items, the provision for income taxes increased from the same period in 2000. A kiting charge of $1.2 million after tax impacted noninterest expense and the effective tax rate in the first nine months of 2001. A litigation settlement charge of $3.1 million after tax impacted the first nine months in 2000.

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

     Deposits are Bancorp’s primary source of new funds. Total deposits were $1.154 billion at September 30, 2001, compared to $1.077 billion at December 31, 2000. At September 30, 2001, Bancorp used no brokered deposits, but we may accept such deposits in the future. Bancorp has focused on attracting the deposits of consumer, business, and public sector customers in the market area we serve through competitive pricing and delivery of a quality product.

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

Capital Resources

     The Federal Reserve Bank (FRB) and the Federal Deposit Insurance Corporation (FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of September 30, 2001, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     Stockholders’ equity increased to $129.5 million at September 30, 2001, from $121.3 million at December 31, 2000, an increase of $8.2 million. The increase was driven by net income, an increase in the unrealized gain on securities available for sale, offset by cash dividends and Bancorp’s activity in its stock repurchase program. At September 30, 2001, Bancorp’s stockholders’ equity, as a percentage of total assets, was 9.3%, compared to 8.9% at December 31, 2000. The increase was the result of Bancorp’s equity base increasing at a higher rate than total assets. Equity increased 6.8% over the period from December 31, 2000, to September 30, 2001, while assets increased by 2.3% over the same period. As the following table indicates, Bancorp currently exceeds the regulatory capital minimum requirements.

(Dollars in thousands)	September 30, 2001

	Amount	Ratio

Tier 1 capital	$123,696	10.80%
Tier 1 capital minimum requirement	45,825	4.00%

Excess over minimum Tier 1 capital	$77,871	6.80%

Total capital	$137,896	12.05%
Total capital minimum requirement	91,651	8.00%

Excess over minimum Total capital	$46,245	4.05%

Risk adjusted assets	$1,145,632
Leverage ratio		9.02%
Minimum leverage requirement		4.00%

Excess over minimum leverage ratio		5.02%

Risk adjusted total assets	$1,370,722

Lending and Credit Management

     Interest earned on the loan portfolio is the primary source of Bancorp’s income. Net loans represented 73.6% of total assets as of September 30, 2001. A certain degree of credit risk is inherent in our lending activities. This risk is managed through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Through the credit review function, the Bank is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. As part of our ongoing lending process, internal risk ratings are assigned to each commercial and commercial real estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis.

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

     The composition of the Banks’ loan portfolio is as follows:

(Dollars in thousands)	September 30, 2001		December 31, 2000

	Amount	Percent	Amount	Percent

Commercial	$187,212	18.4%	$159,861	16.2%
Real estate construction	99,912	9.8%	105,219	10.7%
Real estate mortgage	103,118	10.1%	97,377	9.9%
Real estate commercial	597,986	58.6%	583,971	59.2%
Installment and other consumer	46,471	4.5%	53,784	5.4%

Total loans	1,034,699	101.4%	1,000,212	101.4%
Allowance for loan losses	(14,646)	-1.4%	(14,244)	-1.4%

Total loans, net	$1,020,053	100.0%	$985,968	100.0%

     Nonperforming assets consist of the following:

(Dollars in thousands)	September 30, 2001	December 31, 2000

Loans on nonaccrual status	$4,814	$5,726
Loans past due greater than 90 days not on nonaccrual status	30	270
Other real estate owned	1,645	422

Total nonperforming assets	$6,489	$6,418

Percentage of nonperforming assets to total assets	0.47%	0.47%

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

     At September 30, 2001, we were not aware of any concentration of loans exceeding 10 percent of the total loans to a multiple number of borrowers engaged in a similar business. At September 30, 2001 and December 31, 2000, the Bank had no bankers acceptances.

     As of September 30, 2001, the Bank had outstanding loans to persons serving as directors, officers, principal shareholders and their related interests. These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Bank.

Loan Loss Allowance and Provision

     A loan loss allowance has been established to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include:

—	The formula allowance,

—	Specific allowances for identified problem loans and portfolio segments and

—	The unallocated allowance.

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

     The formula allowance is calculated by applying loss factors to outstanding loans and certain unused commitments, in each case based on the internal risk grade of those loans, pools of loans, or commitments. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and other such pertinent data and may be adjusted for significant factors that, in management’s judgement, affect the collectibility of the portfolio as of the evaluation date. Management has used historic charge-off activity to study and used as a base of information. Management believes that commercial and commercial real estate loans have in the banking industry as a whole produced significant losses in brief periods at particular points in economic cycles. Therefore management believes it is appropriate to use a reserve higher than recent charge-off experience would suggest in these categories of loans. This decision is supported by what management perceives to be industry practices for minimum reserve levels, and is intended to prevent an understatement of reserves based upon over-reliance on recent, favorable economic conditions.

     Loss factors are described as follows:

—	Problem graded loan loss factors are obtained from historical loss experience, and other relevant factors including trends in past dues, non-accruals, and risk rating changes.

—	Pooled loan loss factors, for loans not individually graded, are based on expected net charge-offs and other factors, including trends in past dues, collateral values, and levels of Other Real Estate Owned. Pooled loans are loans and leases that are homogeneous in nature, such as consumer installment and residential mortgage loans.

     Specific allowances are established where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different than the amount determined by the application of the formula allowance. The unallocated allowance uses a more subjective method and considers such factors as the following:

—	Existing general economic and business conditions affecting our key lending areas,

—	Credit quality trends, including trends in nonperforming loans expected to result from existing conditions,

—	Collateral values,

—	Loan growth rates and concentrations,

—	Specific industry conditions within portfolio segments,

—	Recent loss experience in particular segments of the portfolio,

—	Interest rate environment,

—	Duration of the current business cycle,

—	Bank regulatory examination results and findings of our internal credit examiners.

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

     At September 30, 2001, the Bank’s allowance for loan losses was $14.7 million, consisting of a $14.6 million formula allowance; a $135,000 specific allowance with no unallocated allowance. At December 31, 2000, our allowance for loan losses was $14.2 million, consisting of a $13.7 million formula allowance, a $154,000 specific allowance and a $301,000 unallocated allowance. The changes in the allocation of the allowance for loan losses in the first nine months of 2001 were due primarily to changes in the loan portfolio and its mix, changes in our non-performing loans, and charge-off as well as recovery activity.

     Changes in the allowance for loan losses are as follows:

(Dollars in thousands)	Sept. 30, 2001	Dec. 31, 2000

Loans outstanding at end of period	$1,034,699	$1,000,212
Average loans outstanding during the period	$1,006,727	$1,000,992
Allowance for loan losses, beginning of period	$14,244	$13,480
Recoveries:
Commercial	146	61
Real Estate	7	266
Installment and consumer	48	43

Total recoveries	201	370
Loans charged off:
Commercial	1,218	934
Real Estate	179	82
Installment and consumer	522	658

Total loans charged off	1,919	1,674

Net loans charged off	(1,718)	(1,304)
Provision for loan losses	2,120	2,068

Allowance for loan losses, end of period	$14,646	$14,244

Ratio of net loans charged off to average loans outstanding (annualized for nine month period)	0.23%	0.13%
Ratio of allowance for loan losses to loans outstanding at end of period	1.42%	1.42%

     At September 30, 2001, Bancorp’s allowance for loan loss was $14.6 million, or 1.42% of total loans, and 225.7% of total nonperforming assets, compared with an allowance for loan losses at December 31, 2000 of $14.2 million, or 1.42% of total loans, and 221.94% of total nonperforming assets.

     During our normal loan review process, a loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is usually not considered to be impaired during a period of minimal delay (less than 90 days). Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at lower of cost or the present value of future cash flows. Leases and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment are excluded. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position, that the borrower’s financial condition is such that collection of principal is not probable.

     During the third quarter of 2001, net loans charged off were $.8 million, compared to $.3 million for the same period in 2000. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.23% at September 30, 2001 and 0.14% at September 30, 2000. Bancorp received a large recovery in the first quarter of 2000. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

     At September 30, 2001, the provision for loan loss exceeded the net loans charged off during the year, reflecting management’s belief, based on the foregoing analysis, that there are additional losses inherent in the loan portfolio. There can be no assurance that the adverse impact to Bancorp, if any, of these conditions will not be in excess of the range set forth above. Readers are referred to management’s “Forward Looking Statement Disclosure” in connection with this section.

Investment Portfolio

     The carrying value of the Banks’ investment portfolio is as follows:

	September 30,	December 31,
(Dollars in thousands)	2001	2000

Investments available for sale (At Fair Value)
U.S. Treasury securities	$5,472	$5,345
U.S. Government agency securities	51,336	88,228
Corporate securities	22,830	24,927
Mortgage-backed securities	57,315	19,081
Obligations of state and political subdivisions	96,636	94,379
Equity and other securities	12,919	15,856

Total Investment Portfolio	$246,508	$247,816

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

     Our balance sheet is currently liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest, or a flat or inverted yield curve, could adversely affect net interest income. In contrast, a decreasing rate environment or steepening interest rate yield curve may slightly improve net interest income. We attempt to limit our interest rate risk exposure through managing repricing characteristics of our assets and liabilities. Changes in the repricing characteristics of the loan portfolio during the quarter, combined with changes in mix between core deposits and time deposits, have slightly increased our liability sensitivity.

     It should be noted that the simulation model does not take into account future management actions that could be undertaken, should a change occur in actual market interest rates during the year. Also, certain assumptions are required to perform modeling simulations that may have a significant impact on the results. These include assumptions regarding the level of interest rates, balance changes on deposit products that do not have stated maturities and changes in customer and competitor behavior as interest rates change. These assumptions have been developed through a combination of industry standards and future expected pricing behavior. However, with short-term interest rates at historical lows, there is a greater degree of uncertainty associated with the effect of these assumptions. The results derived from the simulation model could vary significantly by external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. The model includes assumptions about changes in the composition or mix of the balance sheet. Any merger activity will also have an impact on the asset/liability position as new assets are acquired and added. Management has assessed these risks and believes that there has been no material change since December 31, 2000. Readers are referred to management’s “Forward Looking Statement Disclosure” in connection with this section.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

     West Coast Bank v. B.A.S.S. Construction Co., et. al., Lincoln County Circuit Court Case No. 992167. This case arose out of an earlier dispute with Edward and Marianne Fischer that has now been settled. The Fischers loaned $4.6 million to B.A.S.S. Construction Company. The loan was secured by an approximate 425 acre tract of land in Lincoln County, Oregon (“Lincoln County Property”). B.A.S.S. defaulted on the $4.6 million loan. The Fischers then filed suit against the Bank alleging that the Bank failed to provide promised take-out funding to B.A.S.S. In March 2000, the Bank settled the Fischer case. Under the Agreement, the Bank paid $5.4 million and obtained the Fischers’ rights to collect the $4.6 million loan to B.A.S.S. and to foreclose on the Lincoln County Property. Based on an appraisal of the property and related carrying, disposition, and other cost estimates, the Bank currently estimates the net book value of the Lincoln County Property at approximately $803,000. Accordingly, in connection with this settlement and its valuation of its interest in the Lincoln County Property, the Company expensed in its 2000 results the net effect of approximately $4.9 million, for this non-recurring item.

     The Bank has foreclosed on the Lincoln County Property pursuant to a sheriff’s sale at which the Bank purchased the property. The Bank now has a deficiency claim against B.A.S.S. for approximately $2.7 million plus interest and costs. B.A.S.S. filed counterclaims against the Bank seeking damages in excess of $5 million. The Bank denies any liability to B.A.S.S. and will defend itself accordingly. Discovery is ongoing regarding the B.A.S.S. counterclaims. The Bank filed a summary judgement motion to dismiss the counterclaims which was denied by the court. Due to the uncertainties inherent in litigation, there are no assurances that this matter will not ultimately result in a loss that could materially affect the Company.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibit:

None

(b)	During the three months ended September 30, 2001, West Coast Bancorp filed the following current report on Form 8-K:

Form 8-K filed July 31, 2001 related to a change in certifying accountant.

Form 8-K filed July 10, 2001 related to an increase in the authorized number of shares to be repurchased under a corporate stock repurchase plan.

Signatures

As required by the Securities Exchange Act of 1934, this report is signed on registrant’s behalf by the undersigned authorized officers.

WEST COAST BANCORP (Registrant)

Dated: November 14, 2001	/s/ Robert D. Sznewajs Robert D. Sznewajs Chief Executive Officer and President

Dated: November 14, 2001	/s/ Anders Giltvedt Anders Giltvedt Executive Vice President and Chief Financial Officer