Form 10-K
period 2001-12-31
WEST COAST BANCORP /NEW/OR/
filed 2002-03-01
CIK 717059

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001 Commission file number 0-10997

WEST COAST BANCORP

(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0810577 (I.R.S. Employer Identification No.)

5335 Meadows Road — Suite 201 Lake Oswego, Oregon (Address of principal executive offices)	97035 (Zip Code)

Registrant’s telephone number, including area code: (503) 684-0884

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  [X]   No  [   ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

     The approximate aggregate market value of Registrant’s Common Stock held by non-affiliates of the Registrant on January 31, 2002, was $227,385,000. The number of shares of Registrant’s Common Stock outstanding on January 31, 2002, was 16,013,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the West Coast Bancorp Definitive Proxy Statement for the 2002 annual meeting of shareholders are incorporated by reference into Part III of Form 10-K.

PART I

ITEM 1.   BUSINESS

General

     West Coast Bancorp (“Bancorp,” “Company,” or the “registrant”), an Oregon corporation and a bank holding company, was organized in August of 1981 under the name “Commercial Bancorp.” Commercial Bancorp merged with West Coast Bancorp, a one-bank holding company based in Newport, Oregon, on February 28, 1995. The combined corporation retained the name “West Coast Bancorp,” and moved its headquarters to Lake Oswego, Oregon. References in this report to “we,” “us,” or “our” refer to Bancorp.

     Bancorp is headquartered in Lake Oswego, and its principal business activities are conducted through its full-service, commercial bank subsidiary West Coast Bank (“Bank”), an Oregon State-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2001, the Bank had facilities in 33 cities and towns in western Oregon and western Washington, operating a total of 39 full-service and three limited-service branches. Bancorp also owns West Coast Trust Company, Inc. (“WCT” or “West Coast Trust”) an Oregon trust company that provides agency, fiduciary and other related trust services. The market value of assets managed for others at December 31, 2001 totaled $234.8 million.

     Bancorp’s net income for 2001 was $14.8 million, or $.90 per diluted share, and its consolidated equity at December 31, 2001, was $128.8 million, with 16.0 million common shares outstanding and a book value of $8.04 per share. Net loans of $1.070 billion at December 31, 2001, represented approximately 74.5% of total assets of $1.436 billion. Bancorp had deposits totaling $1.171 billion at December 31, 2001. For more information regarding Bancorp’s financial results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data,” contained in this report.

     Bancorp remains committed to community banking and intends West Coast Bank to remain community-focused. Bancorp’s strategic vision includes expansion of business banking market penetration, as well as greater distribution capability in the Pacific Northwest. Bancorp will continue to seek acquisition opportunities with other community banks that share its business philosophies. Bancorp also intends to grow its distribution and reach through development of new branch locations in key growth markets. Consistent with that strategy, we opened new branches in Canby, Oregon, and Hillsboro, Oregon, during 2001.

Subsidiaries

West Coast Bank

     West Coast Bank was organized in 1925 under the name “The Bank of Newport,” and its head office is currently located in Lake Oswego, Oregon. The Bank resulted from the merger December 31, 1998, of the Bank of Newport of Newport, Oregon, The Commercial Bank of Salem, Oregon, Bank of Vancouver (Washington), and Centennial Bank of Olympia, Washington, into a single entity, which was named “West Coast Bank”. The Bank conducts business through 42 branches located in western Oregon and southwestern Washington. The Oregon branches are located in the following cities and towns: Salem-four branches, Keizer-three branches, Newport-two branches, Canby, Clackamas, Dallas, Depoe Bay, Forest Grove, Hillsboro-two branches, King City, Lake Oswego, Lincoln City, McMinnville, Molalla, Monmouth, Newberg, North Plains, Portland, Silverton, Stayton, Sublimity, Tigard, Toledo, Waldport, Wilsonville, and Woodburn. The Bank’s Washington branches are located in the following cities and towns: Vancouver-two branches, Olympia-two branches, Centralia, Chehalis, Hoodsport, Lacey, and Shelton. At December 31, 2001, the Bank had deposits totaling $1.171 billion and net loans totaling $1.070 billion.

     The primary business strategy of the Bank is to provide comprehensive banking and related financial services tailored to individuals, professionals, and small to medium-sized businesses. The Bank emphasizes the diversity of its product lines and convenient access typically associated with larger financial organizations, while maintaining local high quality service, decision making authority, market knowledge, and community orientation of a local financial institution. The Bank has significant focus on four targeted segments: 1) High value consumers (including the mature market), 2) smaller businesses with credit needs under $250,000, 3) medium-sized commercial businesses with credit needs over $250,000 up to $15 million, and 4) commercial real estate and construction-related businesses.

     For consumer banking customers, the Bank offers a variety of flexible checking and savings plans, as well as competitive borrowing products, including lines of credit, home equity loans, mortgages, credit cards, and other types of consumer loans. Customers have access to these products through a variety of convenient channels such as 24 hour a day, 7 days a week automated phone or Internet access, and through ATMs (both shared and proprietary networks), and our 42 branch locations.

     For business banking customers, the Bank offers tailored deposit plans, packaged checking with sophisticated, Internet-based cash management and a full array of investment services all with online and/or CD-ROM information reporting. Customized financing packages for commercial, commercial real estate and construction purposes are developed from a suite of loan offerings, including: Short-to-intermediate term loans, inventory financing, equipment leasing, revolving lines-of-credit, SBA loans, business VISA credit cards, and other types of credit. The Bank’s portfolio has some concentration in real estate-secured loans, construction loans, and agricultural and light manufacturing-related businesses.

     The principal office of the Bank is at 5335 Meadows Road, Suite 201, Lake Oswego, OR 97035 (503) 684-0884.

West Coast Trust

     West Coast Trust provides trust services to individuals, partnerships, corporations, and institutions. WCT acts as fiduciary of estates and conservatorships, and as a trustee under various wills, trusts, and pension and profit-sharing plans. Annuity products and services are available and offered through a third party broker-dealer with offices at certain bank branches. The main office of WCT is located at 301 Church Street, Salem, OR 97301 (503) 399-2993.

Totten, Inc.

     Totten, Inc. (“Totten”), a Washington corporation, serves as trustee under deeds of trust and holds certain real estate licenses.

Centennial Funding Corporation

     Centennial Funding Corporation, a Washington corporation, is an FHA-approved mortgage lender that can make home loans and residential development loans.

ELD, Inc.

     ELD, Inc, a Washington corporation, incorporated by Centennial Bank in October, 1990, conducts real estate reconveyances.

West Coast Statutory Trust I

     West Coast Statutory Trust I is a wholly owned subsidiary trust of West Coast Bancorp formed to facilitate the issuance of Pooled Trust Preferred Securities. West Coast Statutory Trust I was organized November 27, 2001.

Employees

     At December 31, 2001, Bancorp and its subsidiaries had approximately 539 full-time equivalent employees. None of these employees are represented by labor unions and management believes that the Bank’s relationship with its employees is good. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, a 401(k) plan, deferred compensation plans, restricted stock plan, stock option plans, and an optional employee stock purchase plan.

Competition

     Commercial banking in the state of Oregon and southwest Washington is highly competitive with respect to providing banking services, including making loans, and attracting deposits. The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages, and other financial institutions. Banking in Oregon and Washington is dominated by several significant banking institutions, including U.S. Bank, Wells Fargo Bank, Bank of America, and Washington Mutual Bank, which together account for a majority of the total commercial and savings bank deposits in Oregon and Washington. These competitors have significantly greater financial resources and offer a greater number of branch locations (with statewide branch networks), higher lending limits, and a variety of services not offered by the Bank. Bancorp has attempted to offset some of the advantages of the larger competitors by arranging participations with other banks for loans above its legal lending limits, as well as leveraging technology and third party arrangements to better compete in targeted customer segments Bancorp has positioned itself successfully as a local alternative to banking conglomerates that were perceived by customers to be impersonal, out-of-touch and not interested in providing banking services to Bancorp’s target customers. Over the past few years, numerous “community” banks have been formed or moved into Bancorp’s market areas and have developed a similar focus. This growing number of similar banks and an increased focus by larger institutions on the Bank’s market segments in response to declining market perception has led to intensified competition.

     The adoption of the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) in November 1999 has led to further intensification of competition in the banking industry. The Financial Services Modernization Act has eliminated many of the barriers to affiliation among providers of various types of financial services and has permitted business combinations among financial providers such as banks, insurance companies, securities or brokerage firms, and other financial service providers. This has led to increased competition in both the market for providing financial services and in the market for acquisitions in which Bancorp also participates.

     In general, the financial services industry has experienced widespread consolidation in recent years. Bancorp anticipates that the level of consolidation among financial institutions in its market area will continue. Other financial institutions, many with substantially greater resources than Bancorp, compete in the acquisition market against Bancorp. Some of these institutions, among other items, have greater access to capital markets, larger cash reserves and a more liquid currency than Bancorp. Additionally, the rapid adoption of financial services through the internet has reduced the barrier to entry by financial services providers physically located outside our market area. Although Bancorp has been able to compete effectively in the financial services business in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

Governmental Policies

     The earnings and growth of Bancorp, the Bank and Bancorp’s other subsidiaries, as well as their existing and future business activities, are affected not only by general economic conditions, but also by the fiscal and monetary policies of the Federal government and its agencies, particularly the Board of Governors of the Federal Reserve System (“FRB”). The FRB implements national monetary policies (intended to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rates applicable to borrowings by the bank from the Federal Reserve Bank. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and deposits. As banking is a business which depends largely on interest rate differentials (in general, the difference between the interest rates paid by the Bank on its deposits and other borrowings and the interest rates received by the Bank on loans extended to its customers and on securities held in the Bank investment portfolio), the influence of economic conditions and monetary policies on interest rates will directly affect earnings. The nature and impact of any future changes in monetary policies cannot be predicted.

Monetary Policies

     We are affected by the credit policies of monetary authorities, including the Board of Governors of the Federal Reserve System (the “Federal Reserve”), which affect the national supply of bank credit. Such regulations influence overall growth of bank loans, investments and deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

     Among the means available to the Federal Reserve to affect the money supply are open-market operations in U.S. Government securities, changes in the discount rate on member bank borrowings, and changes in reserve requirements against member bank deposits. These means are used in varying combinations to influence overall growth and distribution of bank loans, investments and deposits, and their use may affect interest rates charged on loans or paid for deposits.

Supervision and Regulation

Introduction

     We are extensively regulated under federal and state law. These laws and regulations are primarily intended to protect depositors, not stockholders. Changes in applicable laws or regulations may have a material effect on our business and prospects. Our operations may also be affected by changes in the policies of banking and other government regulators. We cannot predict with certainty the nature or extent of the possible future effects on our business and earnings of changes in fiscal or monetary policies or in federal or state laws and regulations.

     Following is a brief description of the significant laws and regulations that govern our activities. The description is qualified in its entirety by reference to the applicable statutes and regulations.

Bank Holding Company Regulation

     General. As a bank holding company, Bancorp is subject to the Bank Holding Company Act of 1956, as amended (the “BHCA”), which places Bancorp under the supervision of the Federal Reserve. Bancorp must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines Bancorp and its subsidiaries, including the Bank.

     In general, the BHCA limits a bank holding company to owning or controlling banks and engaging in other banking-related activities. Bank holding companies must obtain Federal Reserve approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of another bank or bank holding company.

     Control of Nonbanks. With some exceptions, the BHCA also prohibits bank holding companies from acquiring direct or indirect ownership or control of more than 5% of the voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well-capitalized and meets certain criteria specified by the Federal Reserve, it may engage de novo in certain permissible nonbanking activities without prior Federal Reserve approval.

     Financial Services Modernization Act. The Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) came into effect on March 11, 2000. The Financial Services Modernization Act repeals the two affiliation provisions of the Glass-Steagall Act: Section 20, which restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities; and Section 32, which restricts officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the bank holding company framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company. To date, we have not elected to become a financial holding company.

     Bank holding companies that elect to become a financial holding company may affiliate with securities firms and insurance companies and engage in other activities that are financial in nature or are incidental or complementary to activities that are financial in nature. “Financial in nature” activities include securities underwriting, dealing, and market making, sponsoring mutual funds and investment companies, insurance underwriting and agency, merchant banking, and activities that the Federal Reserve, in consultation with the Secretary of the Treasury, determines from time to time to be so closely related to banking or managing or controlling banks as to be a proper incident thereto.

     We do not believe that the Financial Services Modernization Act will negatively affect our operations in the near-term. However, to the extent that the legislation permits banks, securities firms, and insurance companies to affiliate, the financial services industry may experience further consolidation. The Financial Services Modernization Act is intended to grant to community banks certain powers as a matter of right that larger institutions have accumulated on an ad hoc basis. Nevertheless, this legislation may increase the amount of competition that we face from larger institutions and other types of companies with substantially greater resources than we have offering a wider variety of financial products than we currently offer.

     The Financial Services Modernization Act also:

•	broadens the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	provides an enhanced framework for protecting the privacy of consumer information;

•	adopts a number of provisions related to the capitalization, membership, corporate governance, and other measures designed to modernize the Federal Home Loan Bank system;

•	modifies the laws governing the implementation of the Community Reinvestment Act; and

•	addresses a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     Under the Financial Services Modernization Act, federal banking regulators have adopted rules that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party. The rules were effective November 13, 2000, but compliance was optional until July 1, 2001. We have implemented procedures to comply with these rules and believe that compliance has not adversely affected our operations.

     Also as required by the Financial Services Modernization Act, the federal bank and thrift regulatory agencies adopted consumer protection rules for the sale of insurance products by depository institutions effective April 1, 2001. The final rules apply to any depository institution or any person selling, soliciting, advertising, or offering insurance products or annuities to a consumer at an office of the institution or on behalf of the institution. The regulation requires oral and written disclosure of specified information before the completion of the sale of an insurance product or annuity. Also, a depository institution may not condition an extension of credit on the consumer’s purchase of an insurance product or annuity from the depository institution or from any of its affiliates, or on the consumer’s agreement not to obtain, or a prohibition on the consumer from obtaining, an insurance product or annuity from an unaffiliated entity.

     In January 2000, the banking agencies adopted guidelines requiring financial institutions to establish an information security program. Each institution may implement a security program appropriate to its size and complexity and the nature and scope of its operations. The guidelines became effective July 1, 2001. Management believes that compliance with the guidelines has not adversely affected our operations.

     Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit Bancorp’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses.

     Support of Subsidiary Banks. Under Federal Reserve policy, Bancorp is expected to act as a source of financial and managerial strength to the Bank. This means that Bancorp is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

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

     Community Reinvestment Act and Fair Lending Developments. We are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take compliance with such laws and CRA obligations into account when regulating and supervising other activities, such as evaluating mergers, acquisitions and applications to open a branch or facility. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank received a CRA rating of satisfactory during its most recent CRA examination.

     Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not listed above and who are not employees, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

     Regulation of Management. Federal law (1) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (2) places restraints on lending by a bank to its executive officers, directors, principal shareholders, and their related interests; and (3) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

     Deposit Insurance. The deposits of the Bank are currently insured to a maximum of $100,000 per depositor through the Bank Insurance Fund (“BIF”) administered by the FDIC. The Bank is required to pay semiannual deposit insurance premium assessments to the FDIC.

     The FDIC has implemented a risk-based insurance premium system under which banks are assessed insurance premiums based on how much risk they present to the BIF. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The Bank presently qualifies for the lowest premium level.

     FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that the Bank meets all such standards and, therefore, does not believe that these regulatory standards will materially affect Bancorp’s business operations.

Interstate Banking and Branching

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (“Interstate Act”) generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

     Under FDIC regulations, banks are prohibited from using their interstate branches primarily for deposit production. The FDIC has accordingly implemented a loan-to-deposit ratio screen to ensure compliance with this prohibition.

     Oregon and Washington each enacted “opting in” legislation in accordance with the Interstate Act provisions allowing banks to engage in interstate merger transactions, provided the in-state bank has been in existence a minimum of three years in Oregon or five years in Washington. Both states restrict an out-of-state bank from opening de novo branches. However, once an out-of-state bank has acquired a bank within the state, either through merger or acquisition of all or substantially all of the bank’s assets, the out-of-state bank may open additional branches within the state.

Dividends

     The principal source of Bancorp’s cash reserves is dividends received from the Bank. The banking regulators may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Oregon law also limits a bank’s ability to pay dividends. Under these restrictions, as of December 31, 2001, the Bank could have declared dividends totaling $36.2 million without obtaining prior regulatory approval.

Stock Repurchases

     A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.

Capital Adequacy

     Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

     The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. These are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve has noted that bank holding companies contemplating significant expansion programs should not allow expansion to diminish their capital ratios and should maintain ratios well in excess of the minimum. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common stockholders’ equity, certain qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, minus specified intangibles and accumulated other comprehensive income (loss).

     The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets minus intangibles, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

     FDICIA created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of the five capital categories depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. Bancorp does not anticipate that these regulations will have any material effect on its operations.

ITEM 2.   PROPERTIES

     The principal properties owned by the Bank include a 40,000-square-foot office and branch facility in downtown Salem, Oregon, a 15,600-square-foot office and branch facility in Newport, Oregon, and a 12,000-square-foot branch and office facility in Lacey, Washington. Bancorp subleases approximately 2,500 square feet in the Lacey, Washington building at a current monthly rental of $3,541. In total, the Bank owns 29 buildings, primarily to house branch offices, and owns the land under 23 of those buildings.

     Other Bancorp facilities are located in leased office or branch space, including the Bank’s headquarters office in Lake Oswego, Oregon, and office space in Salem, Oregon, where the Bank’s data center is located, and in Wilsonville, Oregon, for a loan servicing and operations center. The Bank leases space at approximately 22 other locations for branch and other office facilities. The aggregate monthly rental on all properties leased by Bancorp is approximately $168,000.

ITEM 3.   LEGAL PROCEEDINGS

                  NONE.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  NONE.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Price and Dividends

     West Coast Bancorp common stock trades on The Nasdaq Stock Market under the symbol “WCBO” and its primary market makers are: D.A. Davidson & Co.; Dain Rauscher, Inc.; Herzog, Heine, Geduld, Inc.; Hoefer & Arnett, Inc.; Keefe, Bruyette & Woods, Inc.; Knight Securities, LP; Pacific Crest Securities; Spear, Leeds & Kellogg; NDB Capital Markets, LP; and Instinet Corporation. The high and low daily closing sale prices of our common stock for the periods indicated are shown in the table below. The prices below do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions. All the per share information have been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 2001, there were approximately 1,800 shareholders of common stock of record.

	2001			2000

	Market Price			Market Price
			Cash dividend			Cash dividend
	High	Low	declared	High	Low	declared

1st Quarter	$10.63	$9.19	$0.065	$12.39	$8.81	$0.059
2nd Quarter	$13.35	$9.94	$0.065	$10.23	$8.18	$0.059
3rd Quarter	$14.25	$11.91	$0.0725	$10.85	$8.07	$0.065
4th Quarter	$14.25	$12.28	$0.0725	$11.06	$7.94	$0.065

     Dividends are limited under federal and Oregon laws and regulations pertaining to Bancorp’s financial condition. Payment of dividends may also be subject to direct regulation by state banking regulators. See “Business — Supervision and Regulation.”

ITEM 6.   SELECTED FINANCIAL DATA

     The selected financial data should be read in conjunction with West Coast Bancorp’s (Bancorp or the Company) consolidated financial statements and the accompanying notes presented in this report. The per share information has been adjusted retroactively for all stock dividends and splits.

	As of and For the Year ended December 31,

(Dollars in thousands, except per share data)	2001	2000	1999	1998	1997

Interest income	$100,277	$107,913	$97,363	$97,053	$89,065
Interest expense	40,572	48,082	36,890	36,431	32,262

Net interest income	59,705	59,831	60,473	60,622	56,803
Provision for loan loss	3,282	2,068	2,190	2,900	3,936

Net interest income after provision for loan loss	56,423	57,763	58,283	57,722	52,867
Noninterest income	17,031	13,873	16,234	19,159	14,150
Noninterest expense	51,999	54,573	49,271	56,098	45,394

Income before income taxes	21,455	17,063	25,246	20,783	21,623
Provision for income taxes	6,695	5,443	7,914	6,724	7,184

Net income	$14,760	$11,620	$17,332	$14,059	$14,439

Per share data:
Basic earnings per share	$0.92	$0.70	$1.02	$0.83	$0.87
Diluted earnings per share	$0.90	$0.69	$1.00	$0.79	$0.84
Cash dividends	$0.28	$0.25	$0.21	$0.16	$0.14
Period end book value	$8.04	$7.39	$6.92	$6.80	$6.03
Weighted average common shares outstanding	16,452,744	16,834,299	17,369,550	17,758,134	17,270,612

Total assets	$1,435,701	$1,354,961	$1,354,687	$1,255,423	$1,117,826
Total deposits	$1,171,433	$1,076,608	$1,080,798	$1,108,457	$958,482
Total long-term borrowings	$90,500	$45,022	$65,689	$20,260	$22,446
Net loans	$1,069,798	$985,968	$962,817	$849,599	$766,491
Stockholders’ equity	$128,790	$121,269	$116,793	$117,225	$101,140
Financial ratios:
Return on average assets	1.08%	0.86%	1.37%	1.21%	1.43%
Return on average equity	11.72%	9.86%	14.86%	12.97%	15.75%
Average equity to average assets	9.21%	8.72%	9.24%	9.30%	9.10%
Dividend payout ratio	29.89%	35.80%	20.49%	21.14%	15.97%
Efficiency ratio (1)	65.98%	71.63%	62.37%	68.84%	62.77%
Net loans to assets	74.51%	72.77%	71.07%	67.67%	68.57%
Average yields earned (1)	8.00%	8.76%	8.54%	9.16%	9.70%
Average rates paid	3.90%	4.65%	3.91%	4.16%	4.25%
Net interest spread (1)	4.10%	4.11%	4.63%	5.00%	5.45%
Net interest margin (1)	4.83%	4.94%	5.38%	5.79%	6.23%
Nonperforming assets to total assets (2)	0.54%	0.52%	0.34%	0.46%	0.43%
Allowance for loan loss to total loans	1.41%	1.42%	1.38%	1.44%	1.35%
Allowance for loan loss to nonperforming assets (2)	198.00%	203.32%	289.95%	217.41%	218.50%

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis in 2001, 2000 and 1999 and 34% in 1998 and 1997.

(2)	Nonperforming assets include litigation settlement property in all periods.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited consolidated financial statements and the notes to those statements as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001, included in this report.

Forward Looking Statement Disclosure

     Statements in this Annual Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Actual results could be quite different from those expressed or implied by the forward-looking statements. Any statements that expressly or implicitly predict future results, performance, or events should be considered forward-looking. Factors that could cause results to differ from forward-looking statements include, among others, risks discussed in the text of this Annual Report as well as the following specific items: general economic conditions, whether national or regional, that could affect the demand for loans or lead to increased loan losses; competitive factors, including increased competition with community, regional, and national financial institutions that may lead to pricing pressures on rates Bancorp charges on loans and pays on deposits, loss of customers of greatest value to Bancorp, or other losses; increasing or decreasing interest rate environments that could lead to decreased net interest margin; changing business conditions in the banking industry; changes in the regulatory environment or new legislation; and changes in technology or required investments in technology. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date of the statement. Bancorp does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

Results of Operations

Years Ended December 31, 2001, 2000 and 1999.

     Our net income for 2001 was $14.8 million, compared with $11.6 million in 2000 and $17.3 million in 1999. Diluted earnings per share for the three years ended 2001, 2000, and 1999, were $.90, $.69, and $1.00, respectively. These results were affected by several non-recurring events, including:

•	2001 income was reduced by a $1.2 million ($1.9 million pretax) charge taken in the second quarter relating to a check kiting by a single commercial customer.

•	2000 income was reduced by $3.1 million ($4.9 million pretax) for litigation settlement charges.

•	Equipment write-offs and donations, and severance charges reduced 2000 income by $904,000 ($1.5 million pretax.)

•	Nonrecurring restructuring charges of $558,000 ($888,000 pretax) were incurred in 1999 relating to the merger of Bancorp’s former banking subsidiaries into a single bank.

     After adjusting for these nonrecurring items, our core operating income was $16.0 million, $15.6 million and $17.9 million for the years ended December 31, 2001, 2000 and 1999, respectively. After adjusting for nonrecurring items, diluted earnings per share for the three years ended December 31, 2001, 2000 and 1999, would have been $.97, $.93, and $1.03, respectively.

     During 2001 loan and deposit growth accelerated at a higher rate than the Company has experienced in recent years. Total loans as of December 31, 2001 increased nearly $85 million to $1.085 billion from $1.000 billion, or approximately 9%, from December 31, 2000, with total deposits growing approximately $95 million to $1.171 billion, or approximately 9% during 2001. Strong commercial and home equity loan and line originations, as well as higher commercial real estate loan balances, contributed to this growth. Total assets at December 31, 2001 were $1.436 billion, an increase of 6% over December 31, 2000 total assets of $1.355 billion.

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

	Year Ended December 31,			Increase (Decrease)		Change

(Dollars in thousands)	2001	2000	1999	01-00	00-99	01-00	00-99

Interest and fee income (1)	$102,346	$110,177	$99,741	$(7,831)	$10,436	-7.11%	10.46%
Interest expense	$40,572	$48,082	$36,890	$(7,510)	$11,192	15.62%	30.34%

Net interest income (1)	$61,774	$62,095	$62,851	$(321)	$(756)	-0.52%	-1.20%
Average interest earning assets	$1,279,953	$1,257,711	$1,167,597	$22,242	$90,114	1.77%	7.72%
Average interest bearing liabilities	$1,039,933	$1,034,403	$942,904	$5,530	$91,499	0.53%	9.70%
Average interest earning assets/ Average interest bearing liabilities	123.08%	121.59%	123.83%	1.49%	-2.24%
Average yields earned (1)	8.00%	8.76%	8.54%	-0.76%	0.22%
Average rates paid	3.90%	4.65%	3.91%	-0.75%	0.74%
Net interest spread (1)	4.10%	4.11%	4.63%	-0.01%	-0.52%
Net interest margin (1)	4.83%	4.94%	5.38%	-0.11%	-0.44%

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

     Net Interest Income. Net interest income on a tax equivalent basis totaled $61.8 million for the year ended December 31, 2001, a decrease of $.3 million from $62.1 million for 2000, which was down $.8 million from the year ended 1999. Our average interest earning assets grew to $1.280 billion in 2001, from $1.258 billion and $1.168 billion, in 2000 and 1999, respectively. During the same periods, average interest bearing liabilities were $1.040 billion, $1.034 billion and $942.9 million, respectively. The percentage of our average interest earning assets to average interest bearing liabilities increased to 123% in 2001, from 122% in 2000 and 124% in 1999. During the same periods the net interest margins were 4.83%, 4.94% and 5.38%, respectively. Our net interest spread decreased one basis point in the year ended 2001 compared to 2000. This decrease was due to lower interest and fee income on interest earning assets driven mainly by decreasing average yields on the loan portfolio. Bancorp also lowered its duration on the investment portfolio as a strategy to decrease its liability sensitivity. The overall decrease in interest and fee income in 2001 was offset almost entirely by lower cost of funds in 2001. Average short-term borrowings decreased in 2001 as we grew average deposits during the year.

     The decreases in the net interest margin and related yields, rates and spreads in 2001 compared to 2000 were due mainly to lower yields on interest earning assets substantially offset by decreased rates on interest bearing liabilities. The net interest margin was also affected by a decreased reliance on short-term borrowing, as well as decreasing yields on invested funds from noninterest-bearing deposits as market interest rates decreased in 2001. Net interest income on a tax-equivalent basis decreased $321,000 or .5% in 2001 from 2000, as decreases in costs of deposits and borrowings offset in part decreasing yields on earning assets.

     We experienced a decrease in the net interest margin of 11 basis points in 2001 to 4.83%, from 4.94% in 2000, which was down 44 basis points from 5.38% in 1999. The average yield earned on interest earning assets was 8.00% in 2001, 8.76% in 2000 and 8.54% in 1999. Average interest bearing liabilities increased $5.5 million, or .53%, to $1.040 billion for the year ended December 31, 2001, from $1.034 billion in 2000 and $942.9 million in 1999, while the average rates paid decreased over the period to 3.90% from 4.65% in 2000. Our loan portfolio experienced growth in 2001, ending the year at $1.085 billion, up $ 85 million, or 9% from $1.000 billion at December 31, 2000.

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

	Year Ended December 31,

	2001			2000			1999

	Average			Average			Average
	Outstanding	Interest Earned/	Yield/	Outstanding	Interest Earned/	Yield/	Outstanding	Interest Earned/	Yield/
(Dollars in thousands)	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)	Balance	Paid	Rate(1)

ASSETS:
Interest earning balances due from banks	$6,288	$247	3.93%	$2,684	$150	5.59%	$5,068	$257	5.08%
Federal funds sold	2,311	92	3.96	780	50	6.43	862	44	5.06
Taxable securities	166,669	10,014	6.01	164,066	11,085	6.76	160,798	10,205	6.35
Nontaxable securities(2)	80,228	5,910	7.37	83,383	6,467	7.76	89,689	6,794	7.57
Loans, including fees(3)	1,024,457	86,083	8.40	1,006,798	92,425	9.18	911,180	82,441	9.05

Total interest earning assets	1,279,953	102,346	8.00%	1,257,711	110,177	8.76%	1,167,597	99,741	8.54%
Allowance for loan loss	(14,588)			(14,080)			(13,022)
Premises and equipment	29,101			29,814			30,096
Other assets	72,853			78,365			77,116

Total assets	$1,367,319			$1,351,810			$1,261,787

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Savings and interest bearing demand deposits	$542,945	$13,516	2.49%	$509,091	$16,848	3.31%	$545,682	$16,315	2.99%
Certificates of deposit	382,865	20,647	5.39	365,495	20,958	5.73	347,130	17,911	5.16
Short-term borrowings	43,458	2,109	4.85	106,481	6,940	6.52	30,583	1,675	5.48
Long-term borrowings (4)	70,665	4,300	6.09	53,336	3,336	6.25	19,509	989	5.07

Total interest bearing liabilities	1,039,933	40,572	3.90%	1,034,403	48,082	4.65%	942,904	36,890	3.91%
Demand deposits	192,709			188,939			193,888
Other liabilities	8,689			10,646			8,355

Total liabilities	1,241,331			1,233,988			1,145,147
Stockholders’ equity	125,988			117,822			116,640

Total liabilities and stockholders’ equity	$1,367,319			$1,351,810			$1,261,787

Net interest income		$61,774			$62,095			$62,851

Net interest spread			4.10%			4.11%			4.63%

Net interest margin			4.83%			4.94%			5.38%

(1)	Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

(2)	Interest earned on nontaxable securities has been computed on a 35 % tax equivalent basis.

(3)	Includes balances for loans held for sale.

(4)	Includes Trust Preferred Securities.

     Analysis of Change in Interest Differential. The following table sets forth the dollar amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes not due solely to volume or rate are allocated to rate and changes due to new product lines are allocated to volume.

	Year Ended December 31,

	2001 versus 2000			2000 versus 1999

	Increase (Decrease) due			Increase (Decrease) due
	to:		Total	to:		Total
			Increase			Increase
(Dollars in thousands)	Volume	Rate	(Decrease)	Volume	Rate	(Decrease)

Interest income:
Interest earning balances due from banks	$147	$(50)	$97	$(121)	$14	$(107)
Federal funds sold	61	(19)	42	(4)	10	6
Investment security income:
Interest on taxable securities	(29)	(1,042)	(1,071)	207	673	880
Interest on nontaxable securities (1)	(233)	(324)	(557)	(478)	151	(327)
Loans, including fees on loans	1,368	(7,710)	(6,342)	8,651	1,333	9,984

Total interest income (1)	1,314	(9,145)	(7,831)	8,255	2,181	10,436
Interest expense:
Savings and interest bearing demand	1,235	(4,567)	(3,332)	(1,094)	1,627	533
Certificates of deposit	733	(1,044)	(311)	948	2,099	3,047
Short-term borrowings	(3,025)	(1,806)	(4,831)	4,157	1,108	5,265
Long-term borrowings	1,043	(79)	964	1,715	632	2,347

Total interest expense	(14)	(7,496)	(7,510)	5,726	5,466	11,192

Net interest spread (1)	$1,328	$(1,649)	$(321)	$2,529	$(3,285)	$(756)

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis using a 35 % tax equivalent basis.

     Provision for Loan Losses. Provisions for loan losses of $3,282,000, $2,068,000, and $2,190,000 were recorded for the years ended December 31, 2001, 2000 and 1999, respectively. Net charge-offs of $2,274,000, $1,304,000, and $1,163,000, were recorded in 2001, 2000 and 1999, respectively. The allowance for loan loss as a percentage of loan totals at December 31, 2001 and 2000 was 1.41% and 1.42%, respectively, and the allowance for loan losses represented 198% of our non-performing assets as of December 31, 2001, compared to 203% at December 31, 2000. See “Loan Loss Allowance and Provision” in connection with this section.

     Noninterest Income. Noninterest income for the year ended December 31, 2001, was $17.0 million compared to $13.9 million in 2000 and $16.2 million in 1999. In 2001 gains on sales of loans increased $2.5 million over 2000. The increase was driven by continued strong demand for single family residential loans, which was influenced by lower interest rates, and a change in strategy to sell bank originated SBA loans. Gains on sales of loans was $3.7 million, $1.2 million and $3.6 million for 2001, 2000 and 1999, respectively. Service charges on deposit accounts were $6.1 million, $5.3 million and $4.5 million for 2001, 2000 and 1999, respectively. Deposit service charges increased almost 15% in 2001 over 2000 due to a lower credit for funds rate, higher deposit account activities, increased transaction fees and improved fee collection efforts.

     Other service charges, commissions and fees were $4.73 million, $4.68 million and $4.18 million for 2001, 2000 and 1999, respectively. Other service charges, commissions and fees increased in the last three years due to an increased customer base and transaction volume serviced. Sales activity in our investment sales operations was down in 2001 compared to 2000 in part due to the uncertainty surrounding the equity markets.

     Trust revenues of $1.7 million, $2.0 million and $2.1 million were generated during 2001, 2000 and 1999, respectively. The book value of managed assets increased in 2001 over 2000, however the market values of these assets have declined, as the investments have been affected by the contraction of the stock markets. Our fees in the Trust area are mainly generated from the market values of these managed assets.

     Loan servicing fees declined to $.48 million in 2001 from $.51 million as the Bank has chosen not to increase the size of the serviced loan portfolio. Other noninterest income was $.3 million, $.4 million and $1.3 million in 2001, 2000 and 1999, respectively. Other noninterest income decreased over the three-year period. , In 1999, we sold a building and land for a gain. No losses on sales of securities were recognized in 2001, a loss on securities sold of $221,000 was incurred in 2000, while gains of $82,000 were realized in 1999.

     Noninterest Expense. Noninterest expenses during the last three years were $52.0 million in 2001, $54.6 million in 2000 and $49.3 million in 1999. The decreased expenses in 2001 compared to 2000 were caused mainly by a non-recurring litigation settlement charge of $4.9 million pretax in the first quarter of 2000. In 2000 we also incurred $1.5 million pretax expense, in severance expenses and equipment write-off charges. We incurred a $1.9 million pretax kiting charge in the second quarter of 2001. The check kiting loss was caused by a single commercial customer. The Company developed new procedures to detect check kiting that it believes have significantly reduced the risk of future check kiting losses. Results for 1999 include $888,000 (pretax) in expenses resulting from the consolidation of our separate subsidiary banks into one entity called West Coast Bank effective December 31, 1998, and the conversions that followed. Excluding non-recurring charges, noninterest expenses increased 4% in 2001, to $50.1 million, from $48.2 million in 2000.

     Salaries and employee benefits expense was $26.1 million, $24.6 million and $25.9 million in 2001, 2000 and 1999, respectively. Salaries and employee benefits expense increased in 2001 compared to 2000 due to an on-going expansion of our business banking capacity and expertise as well as higher, revenue based, variable compensation. Overall, we reduced the full-time equivalent employees from 563 in 2000 to 539 in 2001. The decreases in salary and employee benefits expense in 2000 versus 1999 were primarily due to decreased variable compensation and decreases in staffing offset in part by severance costs and changes in salary and compensation structure. Equipment expense increased slightly in 2001 to $5.5 million, compared to $5.4 million in 2000, as we continue to invest in new technology, specifically software and other internet product delivery tools, as well as new branches.

     Occupancy expenses were $4.4 million, $3.9 million and $3.8 million for 2001, 2000 and 1999, respectively. Our occupancy expense increased in 2001 due to lease rate increases, a location change of our Vancouver, Washington branch, and the addition of two new branches in Canby and Hillsboro, Oregon. We expect to continue to grow through strategically placed offices in 2002 and beyond. In general, opening a new branch results in higher costs, which are not offset until a certain level of deposits and loans is achieved. In 1999, we also moved into a new loan operations center outside of Portland where we consolidated a number of processing departments.

     Check and other transaction processing fees increased over the last three years due to increased volumes of items processed offset in part by improved service delivery channels. Marketing expenses were $1.8 million, $1.7 million and $1.8 million for 2001, 2000 and 1999, respectively. Marketing expenses increased slightly in 2001 compared to 2000, as marketing campaigns were launched to promote a number of new products.

     Professional expense decreased to $1.7 million in 2001 compared to $2.0 million in 2000. The decrease was due to costs associated with our strategic business review in the year ended 2000. During the first half of 2000, we conducted a review of our business lines in an effort to identify sustainable sources of profitable revenue growth. As a result, we focused our business on certain consumer and business segments with characteristics consistent with Bancorp’s goals and strategies, including higher return on equity, lower overhead, less interest rate risk, and better funding dynamics. Communications expenses decreased in 2001 and in 2000 primarily due to the negotiation of favorable pricing and increased technology efficiency.

     Other noninterest expense was $3.3 million, $4.4 million and $3.7 million in 2001, 2000 and 1999, respectively. Other noninterest expense decreased in 2001 compared to 2000 due mainly to equipment write-offs and donations in the fourth quarter of 2000.

Income Taxes

     Income tax expense for 2001 was $6.7 million, or 31.2% of income before income taxes. Income tax expense in 2000 was $5.4 million or 31.9% of income before income taxes, and 1999 was $7.9 million or 31.3% of income before income taxes. Income tax expense has fluctuated over time due to changes in the income before income taxes of the Company, specifically the litigation settlement charge in 2000, previously described. We anticipate that tax expense will increase in future years, due to increased income before income taxes, and a smaller percentage of income being generated from tax exempt items offset in part by investments in tax credits.

Critical Accounting Policies

     We have identified our most critical accounting policy to be that related to the allowance for loan loss. Bancorp’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished goods prices as well as acts of nature (earthquakes, floods, fires, etc.) that occur in a particular period. Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries. Size and complexity of individual loans in relation to lending officer’s background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodology. As we add new products, increase complexity of the portfolio, and expand our geographic coverage, we intend to enhance and adapt our methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant affect on the calculation of the allowance for loan loss in any given period. Management believes that our systematic methodology continues to be appropriate given our size and level of complexity. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, including the section “Loan Loss Allowance and Provision”.

Lending and Credit Management

     Interest earned on the loan portfolio is our primary source of income. Net loans represented 74.5% of total assets as of December 31, 2001, or $1.070 billion. Lending activities generally involve credit risk. The Bank manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. In addition, we attempt to manage our risk through our Credit Administration, Credit Review, and internal audit functions, which are designed to help ensure compliance with our credit standards. Through the Credit Review function the Bank is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. As part of our ongoing lending process, internal risk ratings are assigned to each Commercial and Commercial Real Estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis.

     Although we strive to serve the credit needs of our service areas, the primary focus is on commercial and real estate related credit. We make substantially all our loans to customers located within our service areas. Underwriting is centralized and standardized for all consumer loans. At the end of 2000, we added telephone and internet access to our distribution channels as access points for consumer borrowers. A specific set of new small business products was introduced which improved consistencies in underwriting and turnaround time to customers.

     Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. As a result of the nature of our customer base and the growth experienced in the market areas served, real estate is frequently a material component of collateral for the Bank’s loans. The expected source of repayment of these loans is generally the cash flow of the project, operations of the borrower’s business, or personal income. Risks associated with real estate loans include decreasing land values, material increases in interest rates, deterioration in local economic conditions, changes in tax policies, and a concentration of loans within any one area.

     Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest or principal is doubtful or when the principal or interest payment becomes 90 days past due. Increases in nonaccrual loans in recent years are due primarily to growth in the loan portfolio. The nonaccrual loans consist of a number of loans in different categories and are largely secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received and the loan comes out of nonaccrual status. Interest income foregone on nonaccrual loans was approximately $533,000 during 2001.

     At December 31, 2001, we were not aware of any concentration of loans exceeding 10 percent of the total loans to a multiple number of borrowers engaged in a similar business. At December 31, 2001 and 2000, the Bank had no bankers acceptances.

     As of December 31, 2001 and 2000, we had $13,968,000 and $12,439,000 respectively in outstanding loans to persons serving as directors, officers, principal shareholders and their related interests. These loans were made substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Bank.

	December 31,
(Dollars in thousands)	2001	2000

Balance, beginning of period	$12,439	$11,996
New loans and advances	2,327	3,525
Principal payments and payoffs	(798)	(3,082)

Balance, end of period	$13,968	$12,439

     The following table is the composition of the loan portfolio and allowance for loan loss as of December 31.

	December 31,

	2001		2000		1999		1998		1997

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial loans	$198,252	18.53%	$159,861	16.21%	$157,912	16.40%	$150,206	17.68%	$150,197	19.60%
Real estate construction	94,470	8.83%	105,219	10.67%	124,102	12.89%	118,171	13.91%	112,378	14.66%
Real estate-mortgage	113,462	10.61%	97,377	9.88%	101,579	10.55%	113,661	13.38%	116,228	15.16%
Real estate-commercial	633,216	59.19%	583,971	59.23%	531,600	55.21%	414,169	48.75%	323,320	42.18%
Installment and other consumer	45,650	4.27%	53,784	5.45%	61,104	6.35%	65,845	7.75%	74,819	9.76%

Total loans	1,085,050	101.43%	1,000,212	101.44%	976,297	101.40%	862,052	101.47%	776,942	101.36%
Allowance for loan loss	(15,252)	-1.43%	(14,244)	-1.44%	(13,480)	-1.40%	(12,453)	-1.47%	(10,451)	-1.36%

Total loans, net	$1,069,798	100.00%	$985,968	100.00%	962,817	100.00%	$849,599	100.00%	$766,491	100.00%

     The maturity distribution of selected categories of Bancorp’s loan portfolio at December 31, 2001, and the interest sensitivity are estimated in the following table.

	Commercial	Real Estate
(Dollars in thousands)	Loans	Construction	Total

Maturity distribution:
Due within one year	$126,578	$76,964	$203,542
Due after one through five years	63,267	11,282	74,549
Due after five years	8,407	6,224	14,631

Total	$198,252	$94,470	$292,722

Interest sensitivity:
Fixed-interest rate loans	$74,458	$15,522	$89,980
Floating or adjustable interest rate loans(1)	123,794	78,948	202,742

Total	$198,252	$94,470	$292,722

(1)	Some loans contain provisions which place maximum or minimum limits on interest rate changes.

Loan Loss Allowance and Provision

     A loan loss allowance has been established to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio, and to a lesser extent, unused commitments to provide financing. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include:

•	Specific allowances for identified problem loans and portfolio segments,

•	The formula allowance and

•	The unallocated allowance.

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

Loss factors are described as follows:

•	Problem graded loan loss factors are obtained from historical loss experience, and other relevant factors including trends in past dues, non-accruals, and risk rating changes.

•	Pooled loan loss factors, not individually graded loans, are based on expected net charge-offs and other factors including trends in past dues, collateral values, and levels of Other Real Estate Owned. Pooled loans are loans and leases that are homogeneous in nature, such as consumer installment and residential mortgage loans.

•	Past loan losses on non-homogenous loans taken from historical loss experience.

     The unallocated allowance uses a more subjective method and considers such factors as the following:

•	Existing general economic and business conditions affecting our key lending areas,

•	Credit quality trends, including trends in nonperforming loans expected to result from existing conditions,

•	Collateral values,

•	Loan growth rates and concentrations,

•	Specific industry conditions within portfolio segments,

•	Recent loss experience in particular segments of the portfolio,

•	Interest rate environment,

•	Duration of the current business cycle,

•	Bank regulatory examination results and

•	Findings of our internal credit examiners.

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

     At December 31, 2001, our allowance for loan losses was $15.3 million, or 1.41% of total loans, and 198% of total non-performing assets, compared with an allowance for loan losses at December 31, 2000 of $14.2 million, or 1.42% of total loans, and 203% of total non-performing assets.

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

     At December 31, 2001 and 2000, Bancorp’s recorded investment in certain loans that were considered to be impaired was $6,247,000 and $5,472,000 respectively, all of which was classified as non-performing. Of these impaired loans, $717,000 and $803,000 had a specific related valuation allowance of $125,000 and $154,000, respectively, while $5,530,000 and $4,669,000 did not require a specific valuation allowance. The balance of the allowance for loan loss in excess of these specific reserves is available to absorb the inherent losses from all loans. The average recorded investment in impaired loans for the years ended December 31, 2001, 2000, and 1999 was approximately, $6,216,000, $1,701,000, and $4,252,000, respectively. For the years ended December 31, 2001, 2000 and 1999, interest income recognized on impaired loans totaled $12,000, $57,000 and $165,000, respectively, all of which was recognized on a cash basis.

     At December 31, 2001, the allowance for loan losses of $15.3 million, consisted of a $14.9 million formula allowance, a $125,000 specific allowance and a $231,000 unallocated allowance. At December 31, 2000, the allowance for loan losses of $14.2 million consisted of a $13.7 million formula allowance, a $154,000 specific allowance and a $301,000 unallocated allowance. The changes in the allocation of the allowance for loan losses from 2000 to 2001, were due primarily to additions to the loan portfolio, turnover in our non-performing loans, charge-off activity, and other such relevant factors. The following table presents the composition of the allowance for loan loss.

	December 31,

	2001		2000

		Percentage of		Percentage of
		loans in each		loans in each
		category to total		category to total
(Dollars in thousands)	Amount	loans	Amount	loans

Commercial loans	$6,006	18.27%	$5,081	15.98%
Real estate-commercial	7,068	67.06%	6,870	68.90%
Real estate-mortgage	988	10.46%	997	9.74%
Installment and other	959	4.21%	995	5.38%
Unallocated	231	—	301	—

Total allowance for loan loss	15,252	100.00%	14,244	100.00%

     The following table presents information with respect to nonperforming assets.

	December 31,

(Dollars in thousands)	2001	2000	1999	1998	1997

Loans on nonaccrual status	$6,391	$5,726	$4,316	$4,565	$4,245
Loans past due 90 days or more but not on nonaccrual status	4	270	8	42	44
Other real estate owned(1)	1,308	1,009	325	1,121	494

Total nonperforming assets	$7,703	$7,005	$4,649	$5,728	$4,783

Percentage of nonperforming assets to total assets	0.54%	0.52%	0.34%	0.46%	0.43%
Total assets	$1,435,701	$1,354,961	$1,354,687	$1,255,423	$1,117,826

(1)	Nonperforming assets include litigation settlement property in all periods.

     The following table presents information with respect to the change in the allowance for loan loss and other loan information.

	December 31,

(Dollars in thousands)	2001	2000	1999	1998	1997

Loans outstanding at end of period	$1,085,050	$1,000,212	$976,297	$862,052	$776,942
Average loans outstanding during the period	$1,017,536	$1,000,992	$904,931	$816,240	$751,284
Allowance for loan loss, beginning of period	$14,244	$13,480	$12,453	$10,451	$8,491
Recoveries:
Commercial	205	61	129	298	218
Real estate	7	266	58	47	5
Installment and consumer	64	43	77	63	52

Total recoveries	276	370	264	408	275
Loans charged off:
Commercial	1,542	934	450	853	1,305
Real estate	310	82	487	39	204
Installment and consumer	698	658	490	414	742

Total loans charged off	2,550	1,674	1,427	1,306	2,251
Net loans charged off	(2,274)	(1,304)	(1,163)	(898)	(1,976)
Provision for loan loss	3,282	2,068	2,190	2,900	3,936

Allowance for loan loss, end of period	$15,252	$14,244	$13,480	$12,453	$10,451

Ratio of net loans charged off to average loans outstanding	0.22%	0.13%	0.13%	0.11%	0.26%

     During 2001, net loans charged off were $2,274,000, compared to $1,303,000 during 2000. The percentage of net loans charged off to average loans outstanding was 0.22% during 2001, compared to 0.13% and 0.13% for the years ended December 31, 2000 and 1999, respectively. Charge offs of loans generally reflect the realization of losses in the portfolio that were recognized previously through provisions for credit losses.

     At December 31, 2001, the provision for loan loss exceeded the net loans charged off during the year, reflecting management’s belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

     There can be no assurance that the adverse impact of any of these conditions will not be in excess of the range set forth above. Readers are referred to management’s “Forward Looking Statement Disclosure” in connection with this section.

Capital Resources

     The FRB and Federal Deposit Insurance Corporation (FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4% and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of December 31, 2001, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     Stockholders’ equity was $128.8 million at December 31, 2001, compared to $121.3 million at December 31, 2000, an increase of $7.5 million, or 6%, over that period of time. At December 31, 2001, stockholders’ equity, as a percentage of total assets, was 8.97%, compared to 8.95% at December 31, 2000. The slight change was primarily a result of assets and stockholders’ equity increasing due to the net effect of income recognition, plus cash from the exercise of stock options, less dividends and stock repurchased, and the change in net value of the available for sale investment portfolio. In a rising interest rate environment, the value of the available for sale portfolio will increase, thus increasing equity. The opposite would occur in a falling rate environment.

     As the following table indicates, Bancorp currently exceeds the regulatory minimum capital ratio requirements.

	December 31, 2001

(Dollars in thousands)	Amount	Ratio

Tier 1 capital	$129,802	10.44%
Tier 1 capital minimum requirement	49,729	4.00%

Excess Tier 1 capital	$80,073	6.44%

Total capital	$145,054	11.67%
Total capital minimum requirement	99,458	8.00%

Excess total capital	$45,596	3.67%

Risk-adjusted assets	$1,243,219

Leverage ratio		9.32%
Minimum leverage requirement		3.00%

Excess leverage ratio		6.32%

Adjusted total assets	$1,392,808

     In December 1998, Bancorp announced a stock repurchase program associated with its stock option plans. Under the plan the Company can buy up to 1.815 million shares of the Company’s common stock. The plan repurchases will be limited by the anticipated timing of stock option exercises as well as other parameters. The repurchased common shares will be available for use under the Company’s existing stock option plans. During 2001, no shares were repurchased under this plan. During 2000, under this plan, 268,070 common shares were repurchased for $2,728,820, an average purchase price of $10.18 per share. Total shares repurchased under this plan are 921,470 for $12,772,095. Total shares available for repurchase under this plan are currently 145,000. The amount of shares available to repurchase under this plan at a given point in time are restricted by certain factors including the number of stock options exercised by participants.

     In July 2000, Bancorp announced a second stock repurchase program which was expanded in September 2000 and again in June 2001. Under the plan, the Company can buy up to 1.88 million shares of the Company’s common stock. The Company intends to use existing funds and/or long-term borrowings to finance the repurchases. During 2001, 534,000 shares were repurchased for $6,597,000, an average purchase price of $12.35 per share. Total shares repurchased under this plan are 1,106,840 for $11,860,715, an average purchase price of $10.72. Total shares available for repurchase under this plan are 773,000 at December 31, 2001.

Liquidity and Sources of Funds

     The Bank’s primary sources of funds are customer deposits, maturities of investment securities, sales of “Available for Sale” securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle (“FHLB”), and the use of Federal Funds markets. In addition, in December 2001, Bancorp raised $5 million through its participation in a pooled trust preferred security offering. In connection with the offering, Bancorp issued long-term floating rate trust preferred securities that, after giving affect to a swap agreement entered in connection with this transaction, will result in a fixed interest rate on the securities for five years, equal to 8.62%. Scheduled loan repayments are relatively stable sources of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

     Deposits are the primary source of new funds. Total deposits were $1.171 billion at December 31, 2001, up from $1.077 billion at December 31, 2000. Brokered deposits are generally not accepted. We have attempted to attract deposits in our market areas through competitive pricing and delivery of a quality product.

     Management expects to continue relying on customer deposits, maturity of investment securities, sales of “Available for Sale” securities, loan sales, loan repayments, net income, Federal Funds markets, advances from FHLB, and other borrowings to provide liquidity. Management may also consider engaging in further offerings of trust preferred securities if the opportunity presents an attractive means of raising funds in the future. Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the financial services industry, interest rates available on other investments, general economic conditions, competition, customer management of cash resources and other factors. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will include Federal Funds purchased and borrowings from the FHLB.

     Bancorp is party to many contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents certain future financial obligations.

	Payments due within time period at December 31, 2001

				Due After Five
(Dollars in thousands)	0-12 Months	1-3 Years	4-5 Years	Years	Total

Short-term borrowings	26,688	—	—	—	26,688
Operating leases	$1,972	$3,330	$2,824	$13,248	$21,374
Long-term borrowings	35,000	35,000	20,500	—	90,500

Total	$63,660	$38,330	$23,324	$13,248	$138,562

     At December 31, 2001 Bancorp had commitments to extend credit under certain financial instruments of $261 million. For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report including the Footnote “FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK”.

Investment Portfolio

     The following table shows the amortized cost and fair value of Bancorp’s investments. At December 31, 2001 Bancorp had no securities classified as held to maturity.

	2001		2000

(Dollars in thousands)	Amortized		Amortized
Available for sale	Cost	Fair Value	Cost	Fair Value

U.S. Treasury securities	$5,477	$5,490	$5,354	$5,345
U.S. Agency securities	56,807	57,904	88,383	88,228
Obligations of state and political subdivisions	87,409	89,137	93,801	94,379
Other securities	91,020	92,158	59,997	59,864

Total	$240,713	$244,689	$247,535	$247,816

     At December 31, 2001 the net unrealized gain on the investment portfolio was $3.98 million representing 1.62% of the total portfolio. Management has no current plans to sell any of these securities that would result in a material impact on the results of operation. The following table summarized the contractual maturities and weighted average yields of investment securities.

					After 5	Due
	One Year		One Thru		thru 10	after 10
(Dollars in thousands)	Or Less	Yield	5 Years	Yield	Years	Yield	Years	Yield	Total	Yield

U.S. Treasury securities	$—				$5,490	3.47%	$—	$—	$5,490	3.47%
U.S. Agency securities	1,541	6.44%	48,236	5.41%	7,610	6.83%	517	5.69%	57,904	5.62%
Obligations of state and political subdivisions(1)	2,089	8.33%	35,447	6.91%	42,877	7.29%	8,724	7.17%	89,137	7.15%
Other Securities(2)	3,099	6.91%	17,148	6.66%	15,991	5.95%	55,920	6.16%	92,158	6.24%

Total(1)	$6,729	7.25%	$106,321	6.01%	$66,478	6.91%	$65,161	6.29%	$244,689	6.36%

(1)	Yields are stated on a federal tax-equivalent basis at 35 percent.

(2)	Does not reflect anticipated maturity from prepayments on mortgage-based and asset-based securities. Anticipated lives are shorter than contractual maturities.

Deposits and Borrowings

     The following table summarizes the average amount of, and the average rate paid on, each of the deposit and borrowing categories for the periods shown.

	2001		2000

(Dollars in thousands)	Average Balance	Rate Paid	Average Balance	Rate Paid

Demand	$192,710	—	$188,939	—
Savings and interest bearing demand	542,945	2.49%	509,091	3.31%
Certificates of deposit	382,864	5.39%	365,495	5.73%
Short-term borrowings	43,458	4.85%	106,481	6.52%
Long-term borrowings	70,479	6.09%	53,336	6.25%

Total deposits and borrowings	$1,232,456	3.90%	$1,223,342	4.65%

     As of December 31, 2001 time deposit liabilities are presented below at the earlier of the next repricing date or maturity.

	Time Deposits
	of $100,000 or More(1)		Other Time Deposits(2)

(Dollars in thousands)	Amount	Percent	Amount	Percent

Reprice/mature in three months or less	$60,940	45.72%	$71,462	29.33%
Reprice/mature after three months through six months	27,717	20.80%	59,687	24.50%
Reprice/mature after six months through one year	22,442	16.84%	53,255	21.86%
Reprice/mature after one year through five years	21,649	16.24%	58,228	23.90%
Reprice/mature after five years	534	0.40%	1,004	0.41%

Total	$133,282	100.00%	$243,636	100.00%

(1)	Time deposits of $100,000 or more represent 11.29% of total deposits as of December 31, 2001.
(2)	All other time deposits represent 20.63% of total deposits as of December 31, 2001.

     As of December 31, 2001 other borrowings had the following items remaining to contractual maturity.

		Due after
	Due in three	three months	Due after one year	Due after
(Dollars in thousands)	months or less	through one year	through five years	five years	Total

Short-term borrowings	$19,499	$7,189	$—	$—	$26,688
Long-term borrowings(1)	—	35,000	55,500	—	90,500

Total borrowings	$19,499	$42,189	$55,500	$—	$117,188

(1)	Based on contractual maturities, and may vary based on possible call dates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Interest rate, credit and operations risks are the most significant market risks impacting our performance. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities. We rely on loan reviews, prudent loan underwriting standards and an adequate allowance for loan loss to mitigate credit risk. Interest rate risk is reviewed at least quarterly by the Asset Liability Management Committee (“ALCO”) which includes senior management representatives. The ALCO manages our balance sheet to maintain the forecasted impact on net interest income and present value of equity within acceptable ranges despite unforeseeable changes in interest rates.

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

     The following table shows the approximate percentage change in forecasted net interest income over a 12-month period and the percentage change in the present value of equity under several rate scenarios. For the net interest income analysis, the results are compared to a base case interest rate forecast provided by DRI-WEFA, an outside economic consultant. The change in interest rates assumes an immediate, parallel and sustained shift in the base case interest rate forecast. For the present value of equity analysis, the results are compared to the net present value of equity using the yield curve as of December 31, 2001. This curve is then shifted up and down and the net present value of equity is computed. In the -200 scenarios, rates were not allowed to decline below zero. This table does not include flattening or steepening yield curve effects. Readers are referred to management’s “Forward Looking Disclosure” in connection with this section.

December 31, 2001	Percent Change in	Percent Change in
Change in Interest Rates	Net Interest Income	Present Value of Equity

-200 Basis Points	+3.4%	+19.7%
-100 Basis Points	+3.7%	+12.2%
+100 Basis Points	- .6%	- 10.8%
+200 Basis Points	- 1.5%	- 17.1%

December 31, 2000	Percent Change in	Percent Change in
Change in Interest Rates	Net Interest Income	Present Value of Equity

-200 Basis Points	+6.54%	+14.22%
-100 Basis Points	+5.49%	+6.97%
+100 Basis Points	+1.49%	- 6.91%
+200 Basis Points	- 1.19%	- 8.02%

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

Interest Rate Sensitivity (Gap) Table

     The primary objective of Bancorp’s asset/liability management is to maximize net interest income while maintaining acceptable levels of interest-rate sensitivity. The Company seeks to meet this objective through influencing the maturity and repricing characteristics of its assets and liabilities.

     The following table sets forth the estimated maturity and repricing and the resulting interest rate gap between interest earning assets and interest bearing liabilities at December 31, 2001. The amounts in the table are derived from internal data from the Bank based on maturities and next repricing dates including contractual repayments.

	Estimated Maturity or Repricing at December 31, 2001

				Due After Five
(Dollars in thousands)	0-3 Months	4-12 Months	1-5 Years	Years	Total

Interest Earning Assets:
Interest earning balances due from banks	$1	$—	$—	$—	$1
Trading assets	1,092	—	—	—	1,092
Investments available for sale(1)(2)	31,419	28,158	111,508	73,604	244,689
Loans held for sale	14,023	—	—	—	14,023
Loans, including fees	293,936	234,051	474,392	82,671	1,085,050

Total interest earning assets	$340,471	$262,209	$585,900	$156,275	1,344,855

Allowance for loan loss					(15,252)
Cash and due from banks					52,960
Other assets					53,138

Total assets					$1,435,701

Interest Bearing Liabilities:
Savings and interest demand deposits(3)	$62,879	$191,719	$285,602	$29,388	$569,588
Certificates of deposit	126,021	167,956	81,404	1,537	376,918
Borrowings(2)	26,688	35,000	55,500	—	117,188
Trust preferred securities	—	—	5,000	—	5,000

Total interest bearing liabilities	$215,588	$394,675	$427,506	$30,925	1,068,694

Other liabilities					238,217

Total liabilities					1,306,911
Stockholders’ equity					128,790

Total liabilities & stockholders’ equity					$1,435,701

Interest sensitivity gap	$124,883	$(132,466)	$158,394	$125,350	$276,161
Cumulative interest sensitivity gap	$124,883	$(7,583)	$150,811	$276,161
Cumulative interest sensitivity gap as a percentage of total assets	9%	-1%	11%	19%

(1)	Equity investments have been placed in the 0-3 month category.

(2)	Repricing is based on anticipated call dates, and may vary from contractual maturities.

(3)	Repricing is based on estimated average lives.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of West Coast Bancorp
Lake Oswego, Oregon

We have audited the accompanying consolidated balance sheet of West Coast Bancorp and subsidiaries (the “Company”) as of December 31, 2001, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Portland, Oregon
January 22, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Stockholders and Board of Directors of West Coast Bancorp:

     We have audited the accompanying consolidated balance sheet of West Coast Bancorp (an Oregon corporation) and subsidiaries as of December 31, 2000, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the two years in the period ended December 31, 2000. These financial statements are the responsibility of West Coast Bancorp’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

ARTHUR ANDERSEN LLP
San Francisco, California
January 18, 2001

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)	2001	2000

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$52,960	$56,676
Interest-bearing deposits in other banks	1	4,158

Total cash and cash equivalents	52,961	60,834
Trading assets	1,092	879
Investment securities available for sale	244,689	247,816
Loans held for sale	14,023	3,421
Loans	1,085,050	1,000,212
Allowance for loan loss	(15,252)	(14,244)

Loans, net	1,069,798	985,968
Premises and equipment, net	29,116	28,538
Intangible assets	1,575	1,950
Other assets	22,447	25,555

Total assets	$1,435,701	$1,354,961

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$224,927	$198,716
Savings and interest-bearing demand	569,588	497,161
Certificates of deposit	376,918	380,731

Total deposits	1,171,433	1,076,608
Short-term borrowings	26,688	101,426
Long-term borrowings	90,500	45,022
Mandatorily redeemable trust preferred securities	5,000	—
Other liabilities	13,290	10,636

Total liabilities	1,306,911	1,233,692
Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY:
Preferred stock: no par value, none issued; 10,000,000 shares authorized	—	—
Common stock: no par value, 55,000,000 shares authorized; 16,025,316 and 16,414,689 shares issued and outstanding, respectively	20,032	20,518
Additional paid-in capital	82,679	87,364
Retained earnings	24,543	14,248
Deferred compensation	(878)	(1,032)
Accumulated other comprehensive income	2,414	171

Total stockholders’ equity	128,790	121,269

Total liabilities and stockholders’ equity	$1,435,701	$1,354,961

The accompanying notes are an integral part of these consolidated statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (Dollars in thousands)	2001	2000	1999

INTEREST INCOME:
Interest and fees on loans	$86,083	$92,425	$82,441
Interest on taxable investment securities	10,014	11,085	10,205
Interest on nontaxable investment securities	3,841	4,203	4,416
Interest on deposits in other banks	247	150	257
Interest on federal funds sold	92	50	44

Total interest income	100,277	107,913	97,363
INTEREST EXPENSE:
Savings and interest-bearing demand	13,516	16,848	16,315
Certificates of deposit	20,647	20,958	17,911
Short-term borrowings	2,109	6,940	1,675
Long-term borrowings	4,285	3,336	989
Manditorily redeemable trust preferred securities	15	—	—

Total interest expense	40,572	48,082	36,890

NET INTEREST INCOME	59,705	59,831	60,473
Provision for loan loss	3,282	2,068	2,190

Net interest income after provision for loan loss	56,423	57,763	58,283
NONINTEREST INCOME:
Service charges on deposit accounts	6,094	5,303	4,522
Other service charges, commissions and fees	4,731	4,675	4,183
Trust revenue	1,742	1,975	2,065
Gains on sales of loans	3,671	1,209	3,563
Loan servicing fees	477	513	490
Other	316	419	1,329
Net gains (losses) on sales of securities	—	(221)	82

Total noninterest income	17,031	13,873	16,234
NONINTEREST EXPENSE:
Salaries and employee benefits	26,070	24,647	25,906
Equipment	5,470	5,387	5,007
Occupancy	4,388	3,892	3,786
Check and other transaction processing	2,583	2,554	1,758
Professional fees	1,738	2,018	1,621
Courier and postage	1,908	1,929	1,757
Marketing	1,757	1,709	1,836
Communications	1,282	1,336	1,516
Other taxes and insurance	837	933	634
Printing and office supplies	770	843	1,014
Litigation settlement charges	—	4,946	—
Kiting charge	1,945	—	—
Restructuring charges	—	—	708
Other noninterest expense	3,251	4,379	3,728

Total noninterest expense	51,999	54,573	49,271

INCOME BEFORE INCOME TAXES	21,455	17,063	25,246
PROVISION FOR INCOME TAXES	6,695	5,443	7,914

NET INCOME	$14,760	$11,620	$17,332

Basic earnings per share	$0.92	$0.70	$1.02
Diluted earnings per share	$0.90	$0.69	$1.00

The accompanying notes are an integral part of these consolidated statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (Dollars in thousands)	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,760	$11,620	$17,332
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	3,702	3,890	3,650
Deferred income tax expense (benefit)	(342)	(498)	190
Write-down of equipment	—	737	—
Amortization of intangibles	375	387	391
Net (gain) loss on sales of available for sale securities	—	221	(82)
Provision for loan loss	3,282	2,068	2,190
Decrease (increase) in interest receivable	1,578	61	(3,281)
Decrease (increase) in other assets	1,872	1,868	(3,920)
Origination of loans held for sale	(91,396)	(49,086)	(90,262)
Proceeds from sales of loans held for sale	80,794	53,974	97,926
Increase (decrease) in interest payable	(658)	(354)	317
Increase (decrease) in other liabilities	3,312	(905)	2,097
Stock based compensation expense	582	267	—
Tax benefit associated with stock options	185	159	756
Decrease (increase) in trading assets	(213)	122	(1,001)

Net cash provided by operating activities	17,833	24,531	26,303
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	119,364	28,039	36,516
Proceeds from sales of available for sale securities	—	8,931	36,588
Purchase of available for sale securities	(113,994)	(25,825)	(79,630)
Loans made to customers greater than principal collected on loans	(87,112)	(25,219)	(115,408)
Net capital expenditures	(4,280)	(2,511)	(4,615)

Net cash used in investing activities	(86,022)	(16,585)	(126,549)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings and interest bearing transaction accounts	98,638	(40,994)	(27,749)
Net increase (decrease) in certificates of deposit	(3,813)	36,804	90
Proceeds from issuance of trust preferred securities	5,000	—	—
Proceeds from issuance of long-term borrowings	80,500	45,000	50,000
Repayment of long-term borrowings	(35,022)	(65,667)	(4,571)
Net increase (decrease) in short-term borrowings	(74,738)	21,914	79,512
Redemption of common stock	(6,597)	(8,009)	(9,586)
Net proceeds from issuance of common stock	813	1,034	1,596
Dividends paid and cash paid for fractional shares	(4,465)	(4,167)	(3,565)

Net cash provided by (used in) financing activities	60,316	(14,085)	85,727

NET DECREASE IN CASH AND CASH EQUIVALENTS	(7,873)	(6,139)	(14,519)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	60,834	66,973	81,492

CASH AND CASH EQUIVALENTS AT END OF YEAR	$52,961	$60,834	$66,973

Supplemental cash flow information:
Cash paid in the year for:
Interest	$41,230	$48,436	$36,572
Income taxes	$8,989	$4,745	$7,755

The accompanying notes are an integral part of these consolidated statements

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Retained	Deferred	Comprehensive
(Shares and Dollars in thousands)	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total

BALANCE, December 31, 1998	14,236	$17,795	$66,474	$29,392	$—	$3,564	$117,225
Comprehensive income:
Net income	—	—	—	17,332	—	—	17,332
Other comprehensive income (loss), net of tax:
Net unrealized investment losses	—	—	—	—	—	—	(7,046)
Cumulative effect of change in accounting principal	—	—	—	—	—	—	131
Reclassification adjustments for realized gains included in net income	—	—	—	—	—	—	(51)

Other comprehensive loss, net of tax	—	—	—	—	—	(6,966)	(6,966)

Comprehensive income	—	—	—	—	—	—	10,366

Cash dividends, $.21 per common share	—	—	—	(3,553)	—	—	(3,553)
Issuance of common stock pursuant to option plans	278	347	1,915	—	—	—	2,262
Redemption of stock pursuant to options	(37)	(46)	(620)	—	—	—	(666)
Common stock repurchased and retired	(533)	(666)	(8,920)	—	—	—	(9,586)
10% stock dividend	1,402	1,752	18,400	(20,152)	—	—	—
Cash paid for fractional shares	(1)	(1)	—	(11)	—	—	(12)
Tax benefit associated with stock options	—	—	756	—	—	—	756

BALANCE, December 31, 1999	15,345	19,181	78,005	23,008	—	(3,402)	116,792
Comprehensive income:
Net income	—	—	—	11,620	—	—	11,620
Other comprehensive income, net of tax:
Net unrealized investment gains	—	—	—	—	—	—	3,429
Reclassification adjustments for realized losses included in net income							144

Other comprehensive income, net of tax						3,573	3,573

Comprehensive income	—	—	—	—	—	—	15,193

Cash dividends, $.25 per common share	—	—	—	(4,160)	—	—	(4,160)
10% stock dividend	1,517	1,896	14,318	(16,214)	—	—	—
Issuance of common stock pursuant to option plans	234	293	931	—	—	—	1,224
Redemption of stock pursuant to options	(15)	(20)	(170)	—	—	—	(190)
Issuance of common stock pursuant to restricted stock plans	129	162	1,137	—	(1,299)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	267	—	267
Common stock repurchased and retired	(794)	(993)	(7,016)		—	—	(8,009)
Cash paid for fractional shares	(1)	(1)	—	(6)	—	—	(7)
Tax benefit associated with stock options	—	—	159	—	—	—	159

BALANCE, December 31, 2000	16,415	20,518	87,364	14,248	(1,032)	171	121,269
Comprehensive income:
Net income	—	—	—	14,760	—	—	14,760
Other comprehensive income, net of tax:
Net unrealized investment gains							2,243

Other comprehensive income, net of tax						2,243	2,243

Comprehensive income	—	—	—	—	—	—	17,003

Cash dividends, $.25 per common share	—	—	—	(4,465)	—	—	(4,465)
Issuance of common stock pursuant to option plans	138	172	923	—	—	—	1,095
Redemption of stock pursuant to options and restricted stock	(28)	(32)	(250)	—	—	—	(282)
Issuance of common stock pursuant to restricted stock plans	34	42	386	—	(428)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	582	—	582
Common stock repurchased and retired	(534)	(668)	(5,929)		—	—	(6,597)
Tax benefit associated with stock options	—	—	185	—	—	—	185

BALANCE, December 31, 2001	16,025	$20,032	$82,679	$24,543	$(878)	$2,414	$128,790

The accompanying notes are an integral part of these consolidated statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of West Coast Bancorp (Bancorp or the Company), which operates its wholly-owned subsidiaries, West Coast Bank (the Bank), West Coast Trust, Centennial Funding Corporation, West Coast Statutory Trust I and Totten, Inc., after elimination of intercompany transactions and balances.

     Nature of Operations. West Coast Bancorp’s activities include offering a full range of financial services through 42 offices in western Oregon and Washington. West Coast Trust provides agency, trust and related services.

     Trading Assets. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

     Investment Securities. Investment securities are classified as either available for sale or held to maturity. For purposes of computing gains and losses, cost of securities sold is determined using the specific identification method. Available for sale securities are carried at fair value with unrealized gains and losses, net of any tax effect, added to or deducted directly from stockholders’ equity. Held to maturity securities are carried at amortized cost. The Company does not have any held to maturity securities as of December 31, 2001 or 2000.

     Loans Held for Sale. Loans held for sale are carried at the lower of cost or market. Market value is determined in the aggregate.

     Loans. Loans are reported net of unearned income. Interest income on loans is accrued daily on the principal balance outstanding. Loan and commitment fees are deferred and recognized over the life of the loan and/or commitment period as yield adjustments. Generally, no interest is accrued on loans when factors indicate collection of interest is doubtful or when the principal or interest payment becomes 90 days past due. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received. Loan fees are offset against operating expense to the extent these fees cover the direct expense of originating loans. Fees in excess of origination costs are deferred and amortized to income over the related loan period.

     Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Loans that are currently measured at fair value or at lower of cost or fair value, leases and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment are excluded.

     Allowance for Loan Loss. The allowance for loan loss is based on management’s estimates. Management determines the adequacy of the allowance for loan loss based on evaluations of the loan portfolio and related off-balance sheet commitments, recent loss experience, and other factors, including economic conditions. The Company determines the amount of the allowance for loan loss required for certain sectors based on relative risk characteristics of the loan portfolio and other financial instruments with credit exposure. Actual losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known. The allowance for loan loss is increased by provisions for loan losses in operating earnings. Losses are charged to the allowance while recoveries are credited to the allowance.

     Premises and Equipment. Premises and equipment are stated at cost, less accumulated depreciation. The provision for depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 40 years. Improvements are capitalized and depreciated over their estimated useful lives. Minor repairs, maintenance, and improvements are charged to operations as incurred. When property is replaced or otherwise disposed of, the cost of such assets and the related accumulated depreciation are removed from their respective accounts. Related gain or loss, if any, is recorded in current operations.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Servicing of Financial Assets. Bancorp originates loans under Small Business Administration (“SBA”) loan programs. Bancorp periodically sells such loans, and retains servicing rights on the loans originated and sold. The fair value of the servicing rights are determined based upon discounted cash flow analysis and such servicing rights are being amortized in proportion to, and over the period of, estimated future net servicing income. The servicing rights are periodically evaluated for impairment. No impairment was recognized during 2001, 2000, or 1999.

     Intangible Assets. Intangible assets are composed of deposit premiums of $1,575,000 and $1,950,000 (net of accumulated amortization) at December 31, 2001 an 2000, respectively. These deposit premiums are being amortized over a ten year period.

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

     New Accounting Pronouncements. For transactions occurring after March 31, 2001, Bancorp adopted SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. This standard establishes accounting and reporting standards for sales and servicing of financial assets, securitization transactions and the extinguishment of liabilities. The statement replaced SFAS No. 125 and provided clarification of issues related to qualified special purpose entities and additional disclosures about securitizations and the residual interest retained. The adoption had no material effect on the Company’s financial statements.

     In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. The Company will adopt SFAS No. 142 on January 1, 2002, resulting in the discontinuance of the amortization of goodwill. The methods used for evaluating and measuring impairment of goodwill will change. The Company does not currently have any goodwill. The Company’s current intangible assets consist of deposit purchase premiums. Under SFAS No. 142, intangibles created as deposit purchase premiums continue to be amortized, thus management believes there will be no material effect of adopting SFAS No. 142 effective January 1, 2002.

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

2. CONSOLIDATION AND RESTRUCTURING CHARGES

     The 1999 results were impacted by one-time costs resulting from the consolidation of our subsidiary banks into one entity, called West Coast Bank. The consolidation was completed on December 31, 1998, and the conversions followed. During 1999, we completed and worked on the system and data conversions, signage changes, name branding, staff reductions, corporate reorganizations, the opening of a new loan servicing center and the consolidation of loan processing, etc. The Company spent $4.63 million in costs for the consolidation, including costs related to a severance plan, signage, data conversions, marketing, regulatory and administrative costs. These items have been recognized as expenses in the results of operations through December 31, 1999. The Company initially anticipated these costs of the consolidation at $5 million. The Company was successful in maintaining the restructuring costs below our original forecast. There was no accrued restructure activity in 2001. The following table summarizes the accrued restructuring charges.

	December 31,

(Dollars in thousands)	2000	1999

Beginning balance, accrued restructuring charges	$315	$1,760
Provision for restructuring charges	—	57
Utilization:
Cash	(315)	(1,502)

Total Utilization	(315)	(1,502)
End of period balance, accrued restructuring charges	$—	$315

3. INVESTMENT SECURITIES

	AVAILABLE FOR SALE

(Dollars in thousands)	Amortized	Unrealized	Unrealized
December 31, 2001	Cost	Gross Gains	Gross Losses	Fair Value

U.S. Treasury securities	$5,477	$13	$—	$5,490
U.S. Government agency securities	56,807	1,127	30	57,904
Corporate securities	20,855	704	163	21,396
Mortgage-backed securities	53,544	698	101	54,141
Obligations of state and political subdivisions	87,409	1,908	180	89,137
Equity and other securities	16,621	—	—	16,621

Total	$240,713	$4,450	$474	$244,689

	AVAILABLE FOR SALE

(Dollars in thousands)	Amortized	Unrealized	Unrealized
December 31, 2000	Cost	Gross Gains	Gross Losses	Fair Value

U.S. Treasury securities	$5,354	$—	$9	$5,345
U.S. Government agency securities	88,383	203	358	88,228
Corporate securities	25,102	84	259	24,927
Mortgage-backed securities	19,039	71	29	19,081
Obligations of state and political subdivisions	93,801	1,165	587	94,379
Equity and other securities	15,856	—	—	15,856

Total	$247,535	$1,523	$1,242	$247,816

     Gross gains of $0, $0 and $214,000, and gross losses of $0, $221,000 and $132,000, were realized on sales of investment securities in 2001, 2000, and 1999, respectively. Under the provisions of SFAS No. 133, and in connection with the adoption of SFAS No. 133, Bancorp reclassified investment securities carried at $2,695,000 with a market value of $2,909,000 from the “held to maturity” classification to the “available for sale” classification in the first quarter of 1999. The cumulative effect of this change, net of tax, was an unrealized gain of $131,000 recorded in other comprehensive income (loss). Securities with a fair value of approximately $33,404,000 at December 31, 2001 were pledged to secure public deposits. No outstanding mortgage-backed securities were classified as high risk at December 31, 2001.

4. MATURITIES OF INVESTMENTS

	AVAILABLE FOR SALE

(Dollars in thousands)	Amortized
December 31, 2001	Cost	Fair Value

U.S Treasury securities:
One year through five years	$5,477	$5,490

Total	5,477	5,490
U.S. Government agency securities:
One year or less	1,500	1,541
One year through five years	47,564	48,236
After five through ten years	7,240	7,610
Due after ten years	503	517

Total	56,807	57,904
Corporate Securities:
One year or less	3,005	3,076
One year through five years	16,333	16,773
After five through ten years	1,517	1,547

Total	20,855	21,396
Obligations of state and political subdivisions:
One year or less	2,048	2,089
One year through five years	34,381	35,447
After five through ten years	42,260	42,877
Due after ten years	8,720	8,724

Total	87,409	89,137

Sub-total	170,548	173,927
Mortgage-backed securities	53,544	54,141
Equity investments and other securities	16,621	16,621

Total securities	$240,713	$244,689

5. LOANS AND ALLOWANCE FOR LOAN LOSS

     The following table presents the loan portfolio which include unearned loan fees of $1,810,000 and $2,065,000 as of December 31, 2001 and 2000, respectively.

	December 31,

(Dollars in thousands)	2001	2000

Commercial loans	$198,252	$159,861
Real estate – construction	94,470	105,219
Real estate – mortgage	113,462	97,377
Real estate – commercial	633,216	583,971
Installment and other consumer	45,650	53,784

Total loans	1,085,050	1,000,212
Allowance for loan loss	(15,252)	(14,244)

Total loans, net	$1,069,798	$985,968

5. LOANS AND ALLOWANCE FOR LOAN LOSS (Continued)

     The following is an analysis of the changes in the allowance for loan loss:

	December 31,

(Dollars in thousands)	2001	2000	1999

Balance, beginning of period	$14,244	$13,480	$12,453
Provision for loan loss	3,282	2,068	2,190
Losses charged to the allowance	(2,550)	(1,674)	(1,427)
Recoveries credited to the allowance	276	370	264

Balance, end of period	$15,252	$14,244	$13,480

     Loans on which the accrual of interest has been discontinued, amounted to approximately $6,391,000, $5,726,000, and $4,316,000 at December 31, 2001, 2000, and 1999, respectively. Interest income foregone on non-accrual loans was approximately $533,000, $401,000 and $358,000 in 2001, 2000, and 1999, respectively.

     At December 31, 2001 and 2000, Bancorp’s recorded investment in certain loans that were considered to be impaired was $6,247,000 and $5,472,000 respectively, all of which was classified as non-performing. Of these impaired loans, $717,000 and $803,000 had a specific related valuation allowance of $125,000 and $154,000, respectively, while $5,530,000 and $4,669,000 did not require a specific valuation allowance. The balance of the allowance for loan loss in excess of these specific reserves is available to absorb the inherent losses from all loans in the portfolio. The average recorded investment in impaired loans for the years ended December 31, 2001, 2000, and 1999 was approximately, $6,216,000, $1,701,000, and $4,252,000, respectively. For the years ended December 31, 2001, 2000 and 1999, interest income recognized on impaired loans totaled $12,000, $57,000 and $165,000, respectively, all of which was recognized on a cash basis.

     As of December 31, 2001, 2000 and 1999, the Bank had loans to persons serving as directors, officers, principal shareholders and their related interests totaling $13,968,000, $12,439,000 and $11,996,000, respectively. These loans were made substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Bank.

     The Bank grants commercial and residential loans to customers primarily throughout Oregon and Washington. Although

	December 31,

(Dollars in thousands)	2001	2000

Balance, beginning of period	$12,439	$11,996
New loans and advances	2,327	3,525
Principal payments and payoffs	(798)	(3,082)

Balance, end of period	$13,968	$12,439

the Bank has a diversified loan portfolio, a substantial portion of the portfolio belongs to debtors whose ability to honor their contracts is dependent upon the economies of Oregon and/or Washington.

6. PREMISES AND EQUIPMENT

     Premises and equipment consists of the following:

	December 31,

(Dollars in thousands)	2001	2000

Land	$4,859	$4,859
Buildings and improvements	23,318	21,758
Furniture and equipment	25,655	23,918
Construction in progress	593	753

	54,425	51,288
Accumulated depreciation	(25,309)	(22,750)

Total	$29,116	$28,538

     Depreciation included in net occupancy and equipment expense amounted to $3,702,000, $3,890,000 and $3,650,000 for the years ended December 31, 2001, 2000, and 1999, respectively. The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists. No impairment write-downs occurred in 2001 or 1999. During the fourth quarter of 2000, based upon a comprehensive review of equipment and furniture, Bancorp recorded a $737,000 impairment write-down of computer and telephone equipment, bankcard machine terminals, and furniture. This charge is included in other non-interest expense in the income statement for the year ended December 31, 2000.

7. BORROWINGS

     Short-term borrowings generally consist of a Cash Management Account (CMA) line of credit for overnight funding with the Federal Home Loan Bank (FHLB), security reverse repurchase agreements and Federal Funds Purchased overnight from correspondent banks. At December 31, 2001, Bancorp had $17,189,000 in short term advances with maturity dates from January to March, 2002, at rates ranging from 1.825% to 1.920%. At December 31, 2001, Bancorp had $9,499,000 in reverse repurchase agreements maturing in March, 2002, with a rate of 1.70%. Bancorp had no outstanding Federal Funds purchased at December 31, 2001 and 2000.

     At December 31, 2000, Bancorp had $82,156,000 in short term advances with maturity dates from January to February, 2001, and rates ranging from 6.36% to 6.825%. At December 31, 2000, Bancorp had $19,270,000 in reverse repurchase agreements maturing in February and March, 2001, with a rate of 6.625%.

     Long-term borrowings at December 31, 2001, consist of notes with fixed maturities, balloon payments and putable advances with the FHLB totaling $90,500,000. Total long-term borrowings with fixed maturities were $40.5 million with rates ranging from 3.27% to 5.63%. Bancorp’s putable advances total $50,000,000 and have original terms of two, four and five years with quarterly put options and final maturities in June 2002, January 2004 and June 2005; rates on these advances are 6.41%, 5.00%, and 6.84%. Principal payments due on Bancorp’s long-term borrowings at December 31, 2001 are $35 million in 2002, $15 million in 2003, $20 million in 2004, $15 million in 2005, and $5.5 million in 2006 with no balances due thereafter.

     Long-term borrowings at December 31, 2000, consist of amortizing notes and putable advances with the FHLB totaling $45,022,000. Bancorp had one amortizing note totaling $22,000, which had an original term of seven years and matured January, 2001. The rate on the amortizing note is 5.42%. Bancorp also had $45,000,000 in putable advances from the FHLB. The putable advances had original terms of two and five years with quarterly put options and final maturities in June 2002 and June 2005; rates on these advances are 6.41% and 6.84%.

     Securities sold under agreements to repurchase, with an amortized cost of $10.0 million and $19.9 million at December 31, 2001 and 2000, respectively, were collateralized by available for sale securities held in Bancorp’s portfolio. FHLB advances are collateralized as provided for in the advance, pledge and security agreements with the FHLB, by certain investment and mortgage-backed securities, stock owned by Bancorp including deposits at the FHLB and certain loans. At December 31, 2001 the Company had additional borrowing capacity available of $124.5 million at the FHLB.

8. MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

     West Coast Bancorp issued $5 million of pooled trust preferred securities (Preferred Securities) through one issuance by a wholly-owned subsidiary grantor trust, West Coast Statutory Trust I (Trust). The Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the Debentures) of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the Trust. The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     West Coast Statutory Trust I completed the sale of $5 million Preferred Securities in December 2001. The sole asset of West Coast Statutory Trust I is $5.2 million principal amount 4.87% Debentures that mature in December 2031, and are redeemable prior to maturity at the option of the Company on or after December 2006.

9. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases land and office space under 25 leases, of which 22 are long-term noncancellable operating leases that expire between 2001 and 2021. At the end of the respective lease terms, Bancorp may renew the leases at fair rental value. At December 31, 2001, minimum future lease payments under these leases and other operating leases were:

(Dollars in thousands)	Minimum Future
Year	Lease Payments

2002	$1,972
2003	1,713
2004	1,617
2005	1,436
2006	1,388
Thereafter	13,248

Total	$21,374

     Rental expense for all operating leases was $1,712,000, $1,516,000, and $1,300,000 for the years ended December 31, 2001, 2000, and 1999, respectively.

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

     Bancorp is periodically party to litigation arising in the ordinary course of business. Based on information currently known to management, we do not believe there is any legal action to which Bancorp or any of its subsidiaries is a party that, individually or in the aggregate, will have a materially adverse effect on Bancorp’s financial condition

10. INCOME TAXES

     The provision (benefit) for income taxes for the last three years consisted of the following:

	Year ended December 31,

(Dollars in thousands)	2001	2000	1999

Current Federal	$5,979	$4,933	$6,582
State	1,058	1,008	1,142

	7,037	5,941	7,724
Deferred Federal	(291)	(414)	162
State	(51)	(84)	28

	(342)	(498)	190
Total Federal	5,688	4,519	6,744
State	1,007	924	1,170

Total	$6,695	$5,443	$7,914

     Net deferred taxes are included in other assets on the Company’s balance sheet. The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2001 and 2000 are presented below:

	December 31,

(Dollars in thousands)	2001	2000

Deferred tax assets:
Allowance for loan loss	$5,993	$5,467
Settlement asset	320	270
Net unrealized loss on investments available for sale	—	—
Reorganization costs	—	—
Deferred employee benefits	530	709
Other	116	137

Total deferred tax assets	6,959	6,583
Deferred tax liabilities:
Accumulated depreciation	952	1,105
Federal Home Loan Bank stock dividends	1,965	1,667
Net unrealized gains on investments available for sale	1,562	110
Intangible assets	399	520
Other	168	158

Total deferred tax liabilities	5,046	3,560

Net deferred tax assets	$1,913	$3,023

     The effective tax rate varies from the federal income tax statutory rate. The reasons for the variance are as follows:

	Year ended December 31,

(Dollars in thousands)	2001	2000	1999

Expected federal income tax provision (1)	$7,509	$5,972	$8,836
State income tax, net of federal income tax effect	920	573	789
Interest on obligations of state and political subdivisions exempt from federal tax	(1,200)	(1,200)	(1,375)
Investment tax credits	(171)	—	—
Other, net	(363)	98	(336)

Total	$6,695	$5,443	$7,914

(1)	Federal income tax provision applied at 35%.

11. STOCKHOLDERS’ EQUITY AND REGULATORY REQUIREMENTS

     Authorized capital of Bancorp includes 10,000,000 shares of Preferred Stock no par value, none of which were issued at December 31, 2001, 2000 and 1999. No stock dividend was declared in 2001. In September 2000, the Board of Directors declared a 10 percent stock dividend payable to shareholders of record October 9, 2000. Where appropriate, share and per share amounts have been restated to retroactively reflect the stock dividend as well as all previous stock dividends and splits.

     In December 1998, Bancorp announced a stock repurchase program associated with its stock option plans. Under the plan the Company can buy up to 1.815 million shares of the Company’s common stock. The plan repurchases will be limited by the anticipated timing of stock option exercises as well as other parameters. The repurchased common shares will be available for use under the Company’s existing stock option plans. During 2001, no shares were repurchased under this plan. During 2000, under this plan, 268,070 common shares were repurchased for $2,728,820, an average purchase price of $10.18 per share. Total shares repurchased under this plan are 921,470 for $12,772,095. Total shares available for repurchase under this plan are 145,000.

     In July, 2000, Bancorp announced a second stock repurchase program which was expanded in September, 2000 and again in June 2001. Under the plan, the Company can buy up to 1.88 million shares of the Company’s common stock. The Company intends to use existing funds and/or long-term borrowings to finance the repurchases. During 2001, 534,000 shares were repurchased for $6,597,000, an average purchase price of $12.35 per share. Total shares repurchased under this plan are 1,106,840 for $11,860,715, an average purchase price of $10.72. Total shares available for repurchase under this plan are 773,000 at December 31, 2001.

     The FRB and FDIC have established minimum requirements for capital adequacy for bank holding companies and member banks. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and its significant bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items. The FRB and FDIC risk based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk weighted assets of at least 4%, and a ratio of total capital to total risk weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total average assets less intangibles is required to be at least 3%. Well capitalized guidelines require banks and bank holding companies to maintain tier one capital of at least 6%, total risk based capital of at least 10% and a leverage ratio of at least 5%. Bancorp and its bank subsidiary’s capital components, classification, risk weightings and other factors are also subject to qualitative judgements by regulators. Failure to meet minimum capital requirements can initiate certain action by regulators that, if undertaken, could have a material effect on Bancorp’s financial statements. As of December 31, 2001, Bancorp and its subsidiary bank are considered “Well Capitalized” under current risk based capital regulatory guidelines. Management believes that no events or changes in conditions have subsequently occurred which would significantly change Bancorp’s capital position. Under capital ratio and state law restrictions, as of December 31, 2001, the Bank could have declared dividends to the Parent Company of approximately $36.2 million in the aggregate, without obtaining prior regulatory approval.

     The following table presents selected risk adjusted capital information as of December 31, 2001 and 2000:

	2001				2000

			Amount	Percent			Amount	Percent
			Required For	required for			Required For	required for
			Minimum	Minimum			Minimum	Minimum
			Capital	Capital			Capital	Capital
	Actual		Adequacy	Adequacy	Actual		Adequacy	Adequacy

(Dollars in thousands)	Amount	Ratio	Amount		Amount	Ratio	Amount

Tier 1 Capital
West Coast Bancorp	$129,802	$10.44%	$49,729	4%	$119,600	10.90%	$43,890	4%
West Coast Bank	117,526	9.45%	49,726	4%	115,387	10.51%	43,915	4%
Total Capital
West Coast Bancorp	$145,054	$11.67%	$99,458	8%	$133,328	12.15%	$87,788	8%
West Coast Bank	132,778	10.68%	99,453	8%	129,115	11.76%	87,833	8%
Leverage Ratio
West Coast Bancorp	$129,802	$9.32%	$41,784	3%	$119,600	8.88%	$40,405	3%
West Coast Bank	117,526	8.44%	41,782	3%	115,387	8.56%	40,439	3%

12. BALANCES WITH THE FEDERAL RESERVE BANK

     The Bank is required to maintain cash reserves or deposits with the Federal Reserve Bank equal to a percentage of reservable deposits. The average required reserves for the Bank were $6,754,000 during 2001.

13. EARNINGS PER SHARE

The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

	Net Income (dollars	Weighted Average	Per Share
	in thousands)	Shares	Amount

	For the year ended December 31, 2001

Basic earnings	$14,760	16,126,068	$0.92
Stock options		280,304
Restricted stock		46,372

Diluted earnings	$14,760	16,452,744	$0.90

	For the year ended December 31, 2000

Basic earnings	$11,620	16,711,026	$0.70
Stock options		123,273

Diluted earnings	$11,620	16,834,299	$0.69

	For the year ended December 31, 1999

Basic earnings	$17,332	16,986,574	$1.02
Stock options		382,976

Diluted earnings	$17,332	17,369,550	$1.00

     Bancorp, for the periods reported, had no reconciling items between net income and income available to common shareholders. Shares of 572,000, 700,000 and 279,000 having an antidilutive effect on earnings per share have been excluded from calculations in 2001, 2000 and 1999, respectively.

14. COMPREHENSIVE INCOME

     The following table displays the components of other comprehensive income (loss) for the last three years:

	Year ended December 31,

(Dollars in thousands)	2001	2000	1999

Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the year	$3,695	$5,578	$(11,450)
Tax benefit (provision)	(1,452)	(2,149)	4,404

Unrealized holdings gains (losses) arising during the year, net of tax	2,243	3,429	(7,046)
Less: Unrealized gains from change in accounting principle	—	—	213
Tax expense	—	—	(82)

Unrealized gains from change in accounting principle, net of tax	—	—	131
Plus: Reclassification adjustment for (gains) losses on sale of securities	—	221	(82)
Tax (benefit) provision	—	(77)	31

Net realized (gains) losses	—	144	(51)

Other comprehensive income (loss)	$2,243	$3,573	$(6,966)

15. CERTIFICATES OF DEPOSIT

     Included in certificates of deposit are certificates in denominations of $100,000 or greater, totaling $133,282,000 and $116,619,000 at December 31, 2001 and 2000, respectively. Interest expense relating to certificates of deposits in denominations of $100,000 or greater was $6,805,000, $6,243,000 and $4,637,000 for the years ended December 31, 2001, 2000 and 1999, respectively. Maturity amounts on Bancorp’s certificates of deposits include $293,977,000 in 2002, $67,014,000 in 2003, $5,798,000 in 2004, $6,172,000 in 2005, and $2,420,000 in 2006, with $1,537,000 due thereafter. Included in the maturity amounts, are $7 million in variable rate certificates of deposit that reprice monthly with maturities ranging from January, 2002 to December, 2005.

16. EMPLOYEE BENEFIT PLANS

     West Coast Bancorp employee benefits include a plan established under section 401(k) of the Internal Revenue Code for certain qualified employees (the 401(k) plan). Employee contributions up to 15 percent of salaries under the Internal Revenue Code guidelines can be made under the 401(k) plan, of which Bancorp matches 50 percent of the employees’ contributions up to a maximum of 6 percent of the employee’s salary. Bancorp may also elect to make discretionary contributions to the plan. Employees vest immediately in their own contributions and earnings thereon and vest in Bancorp’s contributions over five years of eligible service. Bancorp has merged previously acquired companies’ plans into its own plan. Bancorp’s expenses totaled $395,000, $349,000 and $403,000 for 2001, 2000, and 1999 respectively, none of which was discretionary.

     Bancorp provides a non-qualified Deferred Compensation Plan for Directors and a non-qualified Deferred Compensation Plan for Executive Officers (Deferred Compensation Plans) as supplemental benefit plans which permit directors and selected officers to elect to defer receipt of all or any portion of their future salary, bonus or directors’ fees. In addition, the Deferred Compensation Plans restore benefits lost by employees under the 401(k) plan due to specified Internal Revenue Code restrictions on the maximum benefits that may be paid under those plans. All contributions are invested at the employees’ direction among a variety of investment alternatives. Amounts contributed to these plans to restore benefits otherwise limited by the Code restrictions have been included in the 401(k) plan contribution expense reported in the previous paragraph. A deferred compensation liability of $1,666,000 and $1,311,000 was accrued as of December 31, 2001 and 2000 respectively.

     Bancorp’s expenses related to retirement benefits with certain present and former employees, were $121,000, $121,000 and $133,000 for 2001, 2000 and 1999, respectively. Certain of these retirement benefits are directly or indirectly funded through the purchase of corporate owned life insurance policies. The recorded cash surrender value of these policies was $1,676,000 and $1,578,000 at December 31, 2001 and 2000, respectively.

17. STOCK PLANS

     Bancorp’s stock option plans include the 1999 Stock Option Plan (1999 Plan), the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (1991 Plan), the 1995 Directors Stock Option Plan (1995 Plan), the 1989 and 1985 Non-Qualified Stock Option Plans and the 1989 and 1985 Qualified Stock Option Plans (1985 and 1989 Plans). The 1999 Plan authorizes the issuance of 1.815 million shares of common stock. The 1995 Plan authorizes the issuance of 799,000 shares of common stock. No additional grants may be made under the 1985, 1989 and 1991 Plans.

     Substantially all stock options have an exercise price that is equal to the fair market value of Bancorp’s stock on the date the options were granted. Options granted under the 1999 Plan and 1995 Plan are exercisable over a three year period with certain grants vesting immediately. The majority of the options previously granted under the 1991 and 1989 Plans are exercisable immediately following the effective date of the grant with certain options granted under the 1991 plan exercisable in one year. Certain options previously granted under the 1995 Plan are exercisable over one to four year periods. Substantially all options previously granted under the 1985 Plans become exercisable at a rate of 2% a month for 50 months, or equally over a four year period; all options previously issued under the 1985 plan are fully vested.

				2000
		2001		Weighted		1999
	2001 Common	Weighted	2000 Common	Avg. Ex.	1999 Common	Weighted
	Shares	Avg. Ex. Price	Shares	Price	Shares	Avg. Ex. Price

Balance, beginning of year	1,591,980	$10.55	1,243,992	$10.53	1,434,185	$9.37
Granted	500,890	10.45	848,743	9.62	241,307	13.84
Exercised	(137,587)	7.96	(256,616)	4.77	(333,678)	6.78
Forfeited	(187,157)	11.34	(244,139)	13.29	(97,822)	14.58

Balance, end of year	1,768,126	$10.65	1,591,980	$10.55	1,243,992	$10.53

Exercisable, end of year	1,048,653				1,040,809	1,164,457
Avg. fair value of options granted		$3.75		$2.24		$4.49

     As of December 31, 2001, outstanding stock options consist of the following:

	Options	Weighted Avg.	Weighted Avg.	Options	Weighted Avg.
Exercise Price Range	Outstanding	Exercise Price	Remaining Life	Exercisable	Exercise Price

$3.77 - $9.10	236,152	$6.43	4.21	209,285	$6.17
9.20 - 9.20	477,094	9.20	8.32	232,215	9.20
9.26 - 10.28	487,443	10.18	9.14	56,316	9.56
10.71 - 12.65	264,719	12.38	6.94	257,919	12.38
12.77 - 18.97	302,718	15.45	7.06	292,918	15.53

Total	1,768,126	$10.65	7.57	1,048,653	$11.16

17. STOCK PLANS, (Continued)

     Bancorp accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. Had compensation cost for these plans been determined consistent with SFAS No. 123, Bancorp’s net income and earnings per share would have been:

		December 31,

		2001	2000	1999

Net income:	As reported	$14,760,000	$11,620,000	$17,332,000
	Proforma	$14,127,000	$10,162,000	$15,700,000
Basic earnings per share:	As reported	$0.92	$0.70	$1.02
	Proforma	$0.88	$0.61	$0.92
Diluted earnings per share:	As reported	$0.90	$0.69	$1.00
	Proforma	$0.86	$0.60	$0.90

     Due to the discretionary nature of stock option grants, the compensation cost included in the 2001, 2000 and 1999 proforma net income per SFAS No. 123, may not be representative of that expected in future years.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The following table presents the assumptions used in the fair value calculation:

	Non-Qualified Director Options			Employee Options

	2001	2000	1999	2001	2000	1999

Risk Free interest rates	4.74%	6.53%	5.29%	4.02%-5.09%	5.75%-6.75%	4.70%-6.31%
Expected dividend	1.99%	2.54%	2.00%	1.99%	2.54%	2.00%
Expected lives, in years	5	5	5	5	5	5
Expected volatility	41%	41%	40%	41%	41%	40%

     Bancorp maintains a restricted stock plan, implemented in 2000, for the benefit of employees and service providers. There are 275,000 shares authorized for grant under this plan. Grants are made at the discretion of the Board of Directors. Restricted shares issued currently vest over three years. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period which is currently 3 years for all grants issued. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. The restriction is based upon continuous service. Restricted stock consists of the following for the years ended December 31, 2001 and 2000:

		Average		Average
	2001 Restricted	Market Price	2000 Restricted	Market Price
	Shares	at Grant	Shares	at Grant

Balance, beginning of year	140,598		—
Granted	34,150	$12.50	143,568	$9.23
Forfeited/vested	(59,582)		(2,970)

Balance, end of year	115,166		140,598

     The balance of unearned compensation related to these restricted shares as of December 31, 2001 and 2000 was $878,000 and $1.03 million respectively. Total compensation expense recognized for the restricted shares was $498,000 and $267,000 in 2001 and 2000 respectively.

18. FAIR VALUES OF FINANCIAL INSTRUMENTS

     A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that conveys or imposes the contractual right or obligation to either receive or deliver cash or another financial instrument. Examples of financial instruments included in Bancorp’s balance sheet are cash, federal funds sold or purchased, debt and equity securities, loans, demand, savings and other interest-bearing deposits, notes and debentures. Examples of financial instruments which are not included in the Bancorp balance sheet are commitments to extend credit and standby letters of credit.

     Fair value is defined as the amount at which a financial instrument could be exchanged in a current transaction between willing parties, other than in a forced sale or liquidation, and is best evidenced by a quoted market price if one exists.

     Accounting standards require the fair value of deposit liabilities with no stated maturity, such as demand deposits, NOW and money market accounts, to equal the carrying value of these financial instruments and does not allow for the recognition of the inherent value of core deposit relationships when determining fair value. While the accounting standards do not require disclosure of the fair value of nonfinancial instruments, such as Bancorp’s premises and equipment, its banking and trust franchises and its core deposit relationships, Bancorp believes these nonfinancial instruments have significant fair value.

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

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents — The carrying amount is a reasonable estimate of fair value.

     Investment Securities — For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     Loans — The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities.

     Deposit Liabilities — The fair value of demand deposits, savings accounts and other deposits is the amount payable on demand at the reporting date. The fair value of certificates of deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

     Short-term borrowings — The carrying amount is a reasonable estimate of fair value given the short-term nature of these financial instruments.

     Long-term borrowings — The fair value of the long-term borrowings is estimated by discounting the future cash flows using the current rate at which similar borrowings with similar remaining maturities could be made.

     Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees — The fair value of commitments, standby letters of credit and financial guarantees is not significant.

18. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

     The estimated fair values of financial instruments at December 31, 2001 are as follows:

(Dollars in thousands)	Carrying Value	Fair Value

FINANCIAL ASSETS:
Cash and cash equivalents	$52,961	$52,961
Trading assets	1,092	1,092
Investment securities	244,689	244,689
Loans	1,099,073
Allowance for loan losses	(15,252)

Net Loans	$1,083,821	$1,088,314

FINANCIAL LIABILITIES:
Deposits	$1,171,433	$1,171,885
Short-term borrowings	26,688	26,688
Long-term borrowings	90,500	93,315
Mandatorily redeemable trust preferred securities	5,000	5,000

     The estimated fair values of financial instruments at December 31, 2000 are as follows:

(Dollars in thousands)	Carrying Value	Fair Value

FINANCIAL ASSETS:
Cash and cash equivalents	$60,834	$60,834
Trading assets	879	879
Investment securities	247,816	247,816
Loans	1,003,633
Allowance for loan losses	(14,244)

Net Loans	$989,389	$983,693

FINANCIAL LIABILITIES:
Deposits	$1,076,608	$1,078,425
Short-term borrowings	101,426	101,426
Long-term borrowings	45,022	46,420

19. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

Financial instruments held or issued for lending-related purposes

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

     The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. As of December 31, 2001, outstanding commitments consist of the following:

Contract or
(Dollars in thousands)	Notional Amount

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial construction or land development	$57,933
Revolving open-end lines secured by 1-4 family residential properties	35,961
Credit card lines	28,187
Other	135,758
Standby letters of credit and financial guarantees	2,738

Total	$260,577

     Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon, therefore the total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

     Standby letters of credit are conditional commitments issued to guarantee a customer’s performance or payment to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     Financial instruments held or issued for asset and liability management purposes.

     Bancorp currently uses a single interest-rate swap to convert its variable rate Preferred Securities to fixed rates. This swap was entered into concurrently with the issuance of the Preferred Securities. This swap is accounted for as a cash flow hedge under SFAS No. 133. This swap possesses a term equal to the non-callable term of the Preferred Securities, with a fixed pay rate and a receive rate indexed to rates paid on the Preferred Securities and a notional amount equal to the amount of the Preferred Securities being hedged. As the specific terms and notional amount of the swap exactly match those of the Preferred Securities being hedged the Company meets the “no ineffectiveness” criteria of SFAS No. 133. As such the swap is assumed to be 100% effective and all changes in the fair value of the hedge are recorded in other comprehensive income with no impact on the income statement for any ineffective portion. The overall effect of the hedge was immaterial to the financial position of Bancorp at December 31, 2001. The floating rate Preferred Securities combined with the cash flow hedge created a synthetic fixed rate debt instrument. The unrealized gain on the cash flow hedge approximated the unrealized gain the Company would have incurred if it had issued a fixed rate debt instrument. Under current accounting practices, as required by SFAS No. 133, the Company was required to record the unrealized gain on the synthetic fixed rate debt instrument, but it would not have been required to record an unrealized gain if it had issued fixed rate debt.

     The notional amount of the swap is $5.0 million with a term of 5 years expiring December 2006. The Company intends to use the swap as a hedge of the related debt for 5 years. The periodic settlement date of the swap results in the reclassifying as earnings the gains or losses that are reported in accumulated comprehensive income. For the year ended December 31, 2000, the Company did not have any derivative instruments.

20. PARENT COMPANY ONLY FINANCIAL DATA

     The following sets forth the condensed financial information of West Coast Bancorp on a stand-alone basis:

WEST COAST BANCORP
UNCONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)	2001	2000

Assets:
Cash and cash equivalents	$7,451	$2,392
Investment in the subsidiaries	124,303	119,554
Other assets	3,211	481

Total assets	$134,965	$122,427

Liabilities and stockholders’ equity:
Long term borrowings	$5,155	$—
Other liabilities	1,020	1,158

Total liabilities	6,175	1,158
Stockholders’ equity	128,790	121,269

Total liabilities and stockholders’ equity	$134,965	$122,427

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (Dollars in thousands)	2001	2000	1999

Income:
Cash dividends from subsidiaries	$12,384	$8,915	$5,006
Other income from the subsidiaries	56	63	99
Other income	1	3	22

Total income	12,441	8,981	5,127
Expenses:
Interest expense	9	—	—
Other expense	7	36	120

Total expense	16	36	120
Income before income taxes and equity in undistributed earnings of the bank	12,425	8,945	5,007
Income tax expense	(16)	(9)	(1)

Net income before equity in undistributed earnings of the bank	12,409	8,936	5,006
Equity in undistributed earnings of the bank	2,351	2,684	12,326

Net income	$14,760	$11,620	$17,332

20. PARENT COMPANY ONLY FINANCIAL DATA (Continued)

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF CASH FLOW

Year ended December 31 (Dollars in thousands)	2001	2000	1999

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,760	$11,620	$17,332
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(2,351)	(2,684)	(12,325)
Decrease in advances to subsidiaries	—	—	4,629
(Increase) decrease in other assets	(2,730)	808	3,136
Decrease in balances due to subsidiaries	—	—	(18)
Increase in other liabilities	138	158	164
Tax benefit associated with stock options	185	159	756

Net cash provided by operating activities	10,002	10,061	13,674
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contributions to subsidiaries	—	—	(500)

Net cash used in investing activities	—	—	(500)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings	5,155	—	—
Net proceeds from issuance of common stock	813	1,034	1,596
Repurchase of common stock	(6,597)	(8,009)	(9,586)
Dividends paid and cash paid for fractional shares	(4,465)	(4,167)	(3,565)
Other, net	151	267	—

Net cash used in financing activities	(4,943)	(10,875)	(11,555)
Net increase (decrease) in cash and cash equivalents	5,059	(814)	1,619
Cash and cash equivalents at beginning of year	2,392	3,206	1,587

Cash and cash equivalents at end of year	$7,451	$2,392	$3,206

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

     Summarized financial information concerning Bancorp’s reportable segments and the reconciliation to Bancorp’s consolidated results is shown in the following table. The “Other” column includes Bancorp’s Trust operations and corporate related items including support services such as accounting, human resources, data processing and marketing. Investment in subsidiaries is netted out of the presentations below. The “Intersegment” column identifies the intersegment activities of revenues, expenses and other assets, between the “Banking” and “Other” segment.

	As of and for the year ended
	December 31, 2001

(Dollars in thousands)	Banking	Other	Intersegment	Consolidation

Interest income	$100,179	$164	$(66)	$100,277
Interest expense	40,619	19	(66)	40,572

Net interest income	59,560	145	—	59,705

Provision for loan loss	3,282	—	—	3,282
Noninterest income	15,431	1,750	(150)	17,031
Noninterest expense	50,515	1,634	(150)	51,999

Income before income taxes	21,194	261	—	21,455
Provision for income taxes	6,594	101	—	6,695

Net income	$14,600	$160	$—	$14,760

Depreciation and amortization	$4,077	$1	$—	$4,078
Assets	$1,434,315	$10,230	$(8,844)	$1,435,701
Loans, net	$1,069,798	$5,155	$(5,155)	$1,069,798
Deposits	$1,179,772	$—	$(8,339)	$1,171,433
Equity	$121,492	$7,298	n/a	$128,790

	As of and for the year ended
	December 31, 2000

(Dollars in thousands)	Banking	Other	Intersegment	Consolidation

Interest income	$107,820	$161	$(68)	$107,913
Interest expense	48,147	3	(68)	48,082

Net interest income	59,673	158	—	59,831

Provision for loan loss	2,068	—	—	2,068
Noninterest income	12,023	1,987	(137)	13,873
Noninterest expense	52,801	1,909	(137)	54,573

Income before income taxes	16,827	236	—	17,063
Provision for income taxes	5,354	89	—	5,443

Net income	$11,473	$147	$—	$11,620

Depreciation and amortization	$4,272	$5	$—	$4,277
Assets	$1,353,676	$5,026	$(3,741)	$1,354,961
Loans, net	$985,968	$—	$—	$985,968
Deposits	$1,079,760	$—	$(3,152)	$1,076,608
Equity	$117,055	$4,214	n/a	$121,269

21. SEGMENT AND RELATED INFORMATION (Continued)

	As of and for the year ended
	December 31, 1999

(Dollars in thousands)	Banking	Other	Intersegment	Consolidation

Interest income	$97,261	$202	$(100)	$97,363
Interest expense	36,988	2	(100)	36,890

Net interest income	60,273	200	—	60,473

Provision for loan loss	2,190	—	—	2,190
Noninterest income	14,306	2,119	(191)	16,234
Restructure charge	708	—	—	708
Noninterest expense	46,270	2,484	(191)	48,563

Income before income taxes	25,411	(165)	—	25,246
Provision (benefit) for income taxes	7,974	(60)	—	7,914

Net income (loss)	$17,437	$(105)	$—	$17,332

Depreciation and amortization	$4,020	$21	$—	$4,041
Assets	$1,353,557	$5,432	$(4,302)	$1,354,687
Loans, net	$963,119	$—	$(302)	$962,817
Deposits	$1,084,798	$—	$(4,000)	$1,080,798
Equity	$110,961	$5,832	n/a	$116,793

22. QUARTERLY FINANCIAL INFORMATION (unaudited)

(Dollars in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

2001
Interest income	$25,980	$25,143	$24,912	$24,242
Interest expense	12,072	10,870	9,586	8,044

Net interest income	13,908	14,273	15,326	16,198
Provision for loan loss	525	675	920	1,162
Noninterest income	4,385	4,226	4,159	4,261
Noninterest expense	12,195	14,149	12,581	13,074

Income before income taxes	5,573	3,675	5,984	6,223
Provision for income taxes	1,890	953	1,876	1,976

Net income	$3,683	$2,722	$4,108	$4,247

Earnings per common share:
Basic	$0.23	$0.17	$0.25	$0.27
Diluted	$0.22	$0.17	$0.25	$0.26

(Dollars in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

2000
Interest income	$26,607	$26,848	$27,322	$27,136
Interest expense	11,206	11,805	12,494	12,577

Net interest income	15,401	15,043	14,828	14,559
Provision for loan loss	675	693	280	420
Noninterest income	3,552	3,227	3,718	3,376
Noninterest expense	16,600	12,391	12,334	13,248

Income before income taxes	1,678	5,186	5,932	4,267
Provision for income taxes	426	1,674	1,944	1,399

Net income	$1,252	$3,512	$3,988	$2,868

Earnings per common share:
Basic	$0.07	$0.21	$0.24	$0.18
Diluted	$0.07	$0.21	$0.24	$0.17

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     NONE.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     For information concerning directors and certain executive officers of Bancorp, see “INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “MANAGEMENT” in Bancorp’s 2002 Annual Meeting Proxy Statement (“Proxy Statement”), which is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

     For information concerning executive compensation, see “INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE — Compensation Of Directors” and “EXECUTIVE COMPENSATION” in the Proxy Statement, which is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     For information concerning the security ownership of certain beneficial owners and management, see “SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” in the Proxy Statement, which is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     For information concerning certain relationships and related transactions, see “TRANSACTIONS WITH MANAGEMENT” in the Proxy Statement, which is incorporated herein by reference.

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

(3)	Exhibits:

Exhibits are listed in the Exhibit Index beginning on page 59 of this report.

(b)	During the three months ended December 31, 2001 Bancorp filed the following current report on Form 8-K:

Form 8-K filed December 27, 2001 related to the issuance of Pooled Trust Preferred Securities and the pending settlement of litigation.

(c)	Exhibits: The response to this portion of Item 14 is submitted as a separate section of this report entitled, “Index to Exhibits.”

(d)	Financial Statement Schedules: None

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 1st day of March, 2002.

WEST COAST BANCORP (Registrant)

By:	/s/ Robert D. Sznewajs

President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 19th day of February, 2002.

Principal Executive Officer:
/s/ Robert D. Sznewajs Robert D. Sznewajs	President and CEO and Director

Principal Financial Officer:
/s/ Anders Giltvedt Anders Giltvedt	Executive Vice President and Chief Financial Officer

Principal Accounting Officer:
/s/ Kevin M. McClung Kevin M. McClung	Vice President and Controller

Remaining Directors:

/s/ Lloyd D. Ankeny Lloyd D. Ankeny, Chairman

/s/ Michael J. Bragg Michael J. Bragg

/s/ William B. Loch William B. Loch

/s/ Jack E. Long Jack E. Long

/s/ J.F. Ouderkirk J.F. Ouderkirk

/s/ Steven Spence Steven Spence

INDEX TO EXHIBITS

Exhibit No.	Exhibit
3.1	Restated Articles of Incorporation[1]
3.2	Restated Bylaws[2]
4	The Registrant has incurred long-term indebtedness as to which the amount involved is less than ten percent of the total assets of the Registrant and its subsidiaries on a consolidated basis. The Registrant agrees to furnish instruments relating to such indebtedness to the Commission upon its request
10.1	Salary Continuation Agreement between the Registrant and West Coast Bank and Cynthia Sparacio dated April 1, 2001
10.2	Salary Continuation Agreement between the Registrant and West Coast Bank and David Prysock dated April 1, 2001
10.3	Salary Continuation Agreement between the Registrant and West Coast Bank and James D. Bygland dated April 1, 2001
10.4	Salary Continuation Agreement between the Registrant and West Coast Bank and Richard Rasmussen dated April 1, 2001
10.5	Salary Continuation Agreement between the Registrant and West Coast Bank and Xandra McKeown dated April 1, 2001
10.6	Employment Agreement between the Registrant and West Coast Bank and Robert D. Sznewajs dated January 1, 2000[3]
10.7	Change of Control Employment Agreement between the Registrant and Robert D. Sznewajs dated January 1, 2000[3]
10.8	Change of Control Employment Agreement between the Registrant and Anders Giltvedt dated July 25, 2000[4]
10.9	Form of Indemnification Agreement[5]
10.10	401(k) Profit Sharing Plan[6]
10.11	Directors’ Deferred Compensation Plan[6]
10.12	Executives’ Deferred Compensation Plan[6]
10.13	Combined 1991 Incentive Stock Option Plan and 1991 Nonqualified Stock Option Plan[7]
10.14	Directors’ Stock Option Plan and Form of Agreement[8]
10.15	Incentive Stock Option Plan and Form of Agreement[8]
10.16	Nonqualified Stock Option Plan and Form of Agreement[8]
10.17	1999 Stock Option Plan and form of Agreement[9]
10.18	1999 Director Stock Option Plan and Form of Agreement[10]
10.19	2000 Restricted Stock Plan[11]

[1]	Incorporated by reference to Exhibit 3.1 of Registrant’s Quarterly Report on Form 10Q for the quarter ended June 30, 1998.

[2]	Incorporated by reference to Exhibits 3.2 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1998.

[3]	Incorporated by reference to Exhibits 10.1 and 10.2 of the Registrant’s Current Report on Form 8-K filed January 7, 2000.

[4]	Incorporated by reference to Exhibit 10-8 of the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000.

[5]	Incorporated by reference to Exhibits 10.1 — 10.3 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

[6]	Incorporated by reference to Exhibits 99.1, 99.2, 99.3 and 99.5 of Registrant’s S-8 Registration Statement, Registration No. 333-01649.

[7]	Incorporated by reference to Exhibits 99.1 and 99.2 of Registrant’s S-8 Registration Statement, Registration No. 333-01651.

[8]	Incorporated by reference to Exhibits 99.1, 99.2, 99.3 and 99.5 of Registrant’s S-8 Registration Statement, Registration No. 33-60259.

[9]	Incorporated by reference to Exhibits 99.1 and 99.2 of Registrant’s S-8 Registration Statement, Registration No. 333-86113.

[10]	Incorporated by reference to Exhibits 99.1, 99.2 of Registrant’s S-8 Registration Statement, Registration No. 333-35318.

[11]	Incorporated by reference to Exhibit 99.2 of Registrant’s S-8 Registration Statement, Registration No. 333-35208.

INDEX TO EXHIBITS (continued)

Exhibit No.	Exhibit
10.20	Incentive Stock Option and Nonstatutory Stock Option Plan and Employee Stock Option Plan of Vancouver Bancorp and Forms of Agreements[12]
21.1	Subsidiaries of the Registrant
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Arthur Andersen LLP

[12]	Incorporated by reference to Exhibits 99.1 — 99.6 of Registrant’s S-8 Registration Statement, Registration No. 333-09721.