Form 10-Q
period 2002-03-31
WEST COAST BANCORP /NEW/OR/
filed 2002-05-14
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended March 31, 2001 Commission file number 0-10997

WEST COAST BANCORP

(Exact name of registrant as specified in its charter)

Oregon (State or other jurisdiction of incorporation or organization)	93-0810577 (I.R.S. Employer Identification No.)

5335 Meadows Road – Suite 201 Lake Oswego, Oregon (Address of principal executive offices)	97035 (Zip Code)

Registrant’s telephone number, including area code: (503) 684-0884

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes    No

The number of shares of Registrant’s Common Stock outstanding on April 30, 2002, was 15,732,277

PART I. FINANCIAL INFORMATION

Item 1.

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2002	2001

ASSETS:

Cash and cash equivalents:

Cash and due from banks	$49,045	$52,960

Interest-bearing deposits in other banks	17,305	1

Federal funds sold	5,081	—

Total cash and cash equivalents	71,431	52,961

Trading assets	1,050	1,092

Investment securities available for sale	240,492	244,689

Loans held for sale	5,272	14,023

Loans	1,097,501	1,085,050

Allowance for loan losses	(15,637)	(15,252)

Loans, net	1,081,864	1,069,798

Premises and equipment, net	27,923	29,116

Intangible assets	1,485	1,575

Other assets	23,228	22,447

Total assets	$1,452,745	$1,435,701

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:

Demand	$213,477	$224,927

Savings and interest-bearing demand	583,659	569,588

Certificates of deposit	407,577	376,918

Total deposits	1,204,713	1,171,433

Short-term borrowings	9,902	26,688

Long-term borrowings	90,500	90,500

Mandatorily redeemable trust preferred securities	5,000	5,000

Other liabilities	13,388	13,290

Total liabilities	1,323,503	1,306,911

Commitments and contingent liabilities

STOCKHOLDERS’ EQUITY:

Preferred stock: no par value, none issued; 10,000,000 shares authorized	—	—

Common stock: no par value, 55,000,000 shares authorized; 15,860,415 and 16,025,316 shares issued and outstanding, respectively	19,826	20,032

Additional paid-in capital	80,406	82,679

Retained earnings	27,624	24,543

Deferred compensation	(747)	(878)

Accumulated other comprehensive income	2,133	2,414

Total stockholders’ equity	129,242	128,790

Total liabilities and stockholders’ equity	$1,452,745	$1,435,701

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,

(Dollars in thousands)	2002	2001

INTEREST INCOME:

Interest and fees on loans	$20,468	$22,295

Interest on taxable investment securities	2,264	2,600

Interest on nontaxable investment securities	904	983

Interest on deposits in other banks	16	68

Interest on federal funds sold	6	34

Total interest income	23,658	25,980

INTEREST EXPENSE:

Savings and interest-bearing demand	1,900	4,309

Certificates of deposit	3,968	5,704

Short-term borrowings	121	1,106

Long-term borrowings	1,499	954

Manditorily redeemable trust preferred securities	111	—

Total interest expense	7,599	12,073

NET INTEREST INCOME	16,059	13,907

Provision for loan loss	878	525

Net interest income after provision for loan loss	15,181	13,382

NONINTEREST INCOME:

Service charges on deposit accounts	1,557	1,463

Other service charges, commissions and fees	1,149	1,098

Trust revenue	461	441

Gains on sales of loans	1,092	1,147

Loan servicing fees	87	132

Other	869	104

Total noninterest income	5,215	4,385

NONINTEREST EXPENSE:

Salaries and employee benefits	7,545	6,548

Equipment	1,332	1,303

Occupancy	1,153	1,005

Check and other transaction processing	618	623

Professional fees	361	443

Courier and postage	476	471

Marketing	392	312

Communications	295	313

Other taxes and insurance	195	240

Printing and office supplies	171	205

Other noninterest expense	1,426	731

Total noninterest expense	13,964	12,194

INCOME BEFORE INCOME TAXES	6,432	5,573

PROVISION FOR INCOME TAXES	2,189	1,890

NET INCOME	$4,243	$3,683

Basic earnings per share	$0.27	$0.23

Diluted earnings per share	$0.26	$0.22

Weighted average common shares	15,860,000	16,209,000

Weighted average diluted shares	16,305,000	16,401,000

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,

(Dollars in thousands)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income	$4,243	$3,683

Adjustments to reconcile net income to cash provided by operating activities:

Depreciation of premises and equipment	904	915

Deferred income tax expense (benefit)	98	(135)

Write-down of premises and equipment	613	—

Amortization of intangibles	90	96

Provision for loan loss	878	525

Decrease (increase) in interest receivable	(1,019)	578

Decrease in other assets	140	1,418

Origination of loans held for sale	(21,613)	(15,002)

Proceeds from sales of loans held for sale	30,364	11,791

Increase (decrease) in interest payable	(457)	57

Increase in other liabilities	555	843

Stock based compensation expense	124	109

Tax benefit associated with stock options	—	24

Decrease (increase) in trading assets	42	(13)

Net cash provided by operating activities	14,962	4,889

CASH FLOWS FROM INVESTING ACTIVITIES:

Proceeds from maturities of available for sale securities	16,373	29,873

Purchase of available for sale securities	(12,457)	(33,819)

Loans made to customers greater than principal collected on loans	(12,944)	4,646

Net capital expenditures	(324)	(1,606)

Net cash used in investing activities	(9,352)	(906)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase in demand, savings and interest bearing transaction accounts	2,621	40,808

Net increase in certificates of deposit	30,659	9,183

Proceeds from issuance of long-term borrowings	15,000	60,000

Repayment of long-term borrowings	(15,000)	(35,022)

Net decrease in short-term borrowings	(16,786)	(72,187)

Redemption of common stock	(2,672)	(1,274)

Net proceeds from issuance of common stock	200	111

Dividends paid and cash paid for fractional shares	(1,162)	(1,063)

Net cash provided by financing activities	12,860	556

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,470	4,539

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,961	60,834

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,431	$65,373

Supplemental cash flow information:

Cash paid in the period for:

Interest	$8,056	$12,015

Income taxes	$1,273	$325

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
			Additional			Other
(Shares and Dollars in thousands)	Common Stock		Paid-In	Retained	Deferred	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total

BALANCE, December 31, 2000	$16,415	$20,518	$87,364	$14,248	$(1,032)	$171	$121,269

Comprehensive income:

Net income	—	—	—	14,760	—	—	14,760

Other comprehensive income, net of tax:

Net unrealized investment gains							2,243

Other comprehensive income, net of tax						2,243	2,243

Comprehensive income	—	—	—	—	—	—	17,003

Cash dividends, $.25 per common share	—	—	—	(4,465)	—	—	(4,465)

Issuance of common stock — option plans	138	172	923	—	—	—	1,095

Redemption of common stock	(28)	(32)	(250)	—	—	—	(282)

Issuance of common stock - restricted stock plans	34	42	386	—	(428)	—	—

Amortization of deferred compensation restricted stock	—	—	—	—	582	—	582

Common stock repurchased and retired	(534)	(668)	(5,929)		—	—	(6,597)

Tax benefit associated with stock options	—	—	185	—	—	—	185

BALANCE, December 31, 2001	16,025	$20,032	$82,679	$24,543	$(878)	$2,414	$128,790

Comprehensive income:

Net income	—	—	—	4,243	—	—	4,243

Other comprehensive loss, net of tax:

Net unrealized investment losses							(281)

Other comprehensive loss, net of tax						(281)	(281)

Comprehensive income	—	—	—	—	—	—	3,962

Cash dividends, $.0725 per common share	—	—	—	(1,162)	—	—	(1,162)

Issuance of common stock — option plans	27	34	248	—	—	—	282

Redemption of common stock	(7)	(8)	(81)	—	7	—	(82)

Amortization of deferred compensation restricted stock	—	—	—	—	124	—	124

Common stock repurchased and retired	(185)	(232)	(2,440)		—	—	(2,672)

Tax benefit associated with stock options	—	—	—	—	—	—	—

BALANCE, March 31, 2002	15,860	$19,826	$80,406	$27,624	$(747)	$2,133	$129,242

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

         The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (Bancorp or the Company) and its wholly-owned subsidiaries, West Coast Bank (the Bank), West Coast Trust, West Coast Statutory Trust I, Centennial Funding Corporation and Totten, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

         The interim unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America, (“generally accepted accounting principles”), for interim financial information. In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflect all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or other future periods.

         Certain reclassifications of prior year amounts have been made to conform to current classifications. The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Bancorp’s 2001 Annual Report to Stockholders.

         For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

         Loans Held for Sale include mortgage loans and are reported at the lower of cost or market value. Gains or losses on the sale of loans that are held for sale and certain SBA loans, are recognized at the time of the sale and determined by the difference between net sale proceeds and the net book value of the loans less the estimated fair value of any retained servicing rights.

2.	NEW ACCOUNTING PRONOUNCEMENTS

         In July 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. The Company adopted SFAS No. 142 on January 1, 2002, resulting in the discontinuance of the amortization of goodwill. The methods used for evaluating and measuring impairment of goodwill also changed. The Company does not currently have any goodwill. The Company’s current intangible assets consist of deposit purchase premiums. Under SFAS No. 142, intangibles created as deposit purchase premiums continue to be amortized. The adoption had no effect on the Company’s financial statements.

         SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 became effective for the Company beginning January 1, 2002.

3.	STOCKHOLDERS’ EQUITY

         The Board of Directors declared a quarterly cash dividend of $.0725 per share during the first quarter of 2002 and $.065 per share during the first quarter of 2001.

4.	COMPREHENSIVE INCOME (LOSS)

         The components of other comprehensive income (loss) are as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2002	2001

Unrealized gains (losses) on securities:

Unrealized holding gains (losses) arising during the period	$(462)	$3,189

Tax benefit (provision)	181	(1,253)

Other comprehensive income (loss) from securities, net of tax	(281)	1,936

Unrealized gains (losses) on derivatives:

Unrealized holding gains (losses) arising during the period	—	—

Tax benefit (provision)	—	—

Other comprehensive income (loss) from derivatives, net of tax	—	—

Total other comprehensive income (loss), net of tax	$(281)	$1,936

         Bancorp currently uses a single interest-rate swap to convert its variable rate Trust Preferred Securities to fixed rates. This swap was entered into concurrently with the issuance of the Trust Preferred Securities. This swap is accounted for as a cash flow hedge under SFAS No. 133. The fair value of this swap was immaterial at March 31, 2002, therefore no related balance sheet or comprehensive income entries were required at March 31, 2002.

5.	EARNINGS PER SHARE

         The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

(Dollars and shares in thousands except		Weighted Average	Per Share
per share data)	Net Income	Shares	Amount

	Three months ended March 31, 2002

Basic earnings	$4,243	15,860	$0.27

Stock options		399

Restricted stock		46

Diluted earnings	$4,243	16,305	$0.26

	Three months ended March 31, 2001

Basic earnings	$3,683	16,209	$0.23

Stock options		152

Restricted stock		40

Diluted earnings	$3,683	16,401	$0.22

         For the periods reported, Bancorp had no reconciling items between net income and income available to common stockholders.

6.	PREMISES AND EQUIPMENT

         The following table presents the amounts of premises and equipment:

(Dollars in thousands)	March 31, 2002	December 31, 2001

Land	$4,859	$4,859

Buildings and improvements	23,198	23,318

Furniture and equipment	25,261	25,655

Construction in progress	78	593

	53,396	54,425

Accumulated depreciation	(25,473)	(25,309)

Total	$27,923	$29,116

         The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists. During the first quarter of 2002, the Company disposed of antiquated computer and printer related equipment with a net book value of $258,000. In addition, the Company has sales pending on a house and an administration building in Shelton, Washington, which is no longer in service. A branch location in Lincoln County, Oregon was also examined and found to be impaired under the guidance provided in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The amount of impairment loss relating to buildings was $345,000. The Company recognized $603,000 of expenses in other noninterest expense related to fixed asset write-offs and impairment charges. The fair value of the properties was based on pending sale prices and independent appraisals. No impairment write-downs occurred in 2001.

7.	ALLOWANCE FOR LOAN LOSSES

         The following table represents activity in the allowance for loan losses:

(Dollars in thousands)	March 31, 2002	March 31, 2001

Balance at beginning of period	$15,252	$14,244

Provision for loan loss	878	525

Loans charged off	(571)	(644)

Recoveries	78	164

Balance at end of period	$15,637	$14,289

8.	CONTINGENCIES AND LITIGATION

         In April, 2002, a lawsuit was filed against Bancorp in the Circuit Court of the State of Oregon for the County of Lincoln by Walter L. West d.b.a. Walter West Construction Co. The suit is known as Walter L. West, dba Walter West Construction Co. v. Jeffrey Teeny, Stephen L. Stoelk, Shauna L. Stoelk, B.A.S.S. Construction Co., Inc. and West Coast Bancorp. Plaintiffs have asserted claims against Bancorp alleging breach of contract, various estoppel theories, negligent misrepresentation, and interference with prospective economic advantage.

         Plaintiff’s allegations relate to Bancorp’s alleged failure to provide take out financing to a third party in connection with a real estate transaction in 1998. Plaintiff alleges that it was a third party beneficiary of an agreement to provide financing and that Bancorp’s actions in connection with the transaction constituted a breach of contract and were tortious under Oregon law. Plaintiff seeks damages from Bancorp in the amount of $3.5 million, plus such additional damages as may be proven at trial. Due to the uncertainties inherent in litigation, and the limited stage of discovery, there are no assurances that this matter will not ultimately result in a loss that could materially affect the Company.

9.	SEGMENT AND RELATED INFORMATION

         Bancorp accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the service provided. Intercompany items relate primarily to the use of accounting, human resources, data processing and marketing services provided. All other accounting policies are the same as those described in the summary of significant accounting policies in Bancorp’s 2001 annual report.

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

	As of and for the quarter ended
(Dollars in thousands)	March 31, 2002

	Banking	Other	Intersegment	Consolidation

Interest income	$23,634	$130	$(106)	$23,658

Interest expense	7,560	145	(106)	7,599

Net interest income	16,074	(15)	—	16,059

Provision for loan loss	878	—	—	878

Noninterest income	4,792	463	(40)	5,215

Noninterest expense	13,602	402	(40)	13,964

Income before income taxes	6,386	46	—	6,432

Provision for income taxes	2,171	18	—	2,189

Net income	$4,215	$28	$—	$4,243

Depreciation and amortization	$993	$1	$—	$994

Assets	$1,451,386	$7,950	$(6,591)	$1,452,745

Loans, net	$1,081,864	$5,155	$(5,155)	$1,081,864

Deposits	$1,210,408	$—	$(5,695)	$1,204,713

Equity	$125,439	$3,803	n/a	$129,242

	As of and for the quarter ended
(Dollars in thousands)	March 31, 2001

	Banking	Other	Intersegment	Consolidation

Interest income	$25,955	$36	$(11)	$25,980

Interest expense	12,084	—	(11)	12,073

Net interest income	13,871	36	—	13,907

Provision for loan loss	525	—	—	525

Noninterest income	3,981	442	(38)	4,385

Noninterest expense	11,802	430	(38)	12,194

Income before income taxes	5,525	48	—	5,573

Provision for income taxes	1,871	19	—	1,890

Net income	$3,654	$29	$—	$3,683

Depreciation and amortization	$1,010	$1	$—	$1,011

Assets	$1,360,771	$5,415	$(4,017)	$1,362,169

Loans, net	$980,817	$—	$(20)	$980,797

Deposits	$1,130,596	$—	$(3,997)	$1,126,599

Equity	$120,674	$4,121	n/a	$124,795

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement Disclosure

         Statements in this Quarterly Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Actual results could be quite different from those expressed or implied by the forward-looking statements. Any statements that expressly or implicitly predict future results, performance, or events should be considered forward-looking. Factors that could cause results to differ from forward-looking statements include, among others, risks discussed in the text of this Quarterly Report as well as the following specific items: general economic conditions, whether national or regional, that could affect the demand for loans or lead to increased loan losses; competitive factors, including increased competition with community, regional, and national financial institutions that may lead to pricing pressures on rates Bancorp charges on loans and pays on deposits, loss of customers of greatest value to Bancorp, or other losses; increasing or decreasing interest rate environments that could lead to decreased net interest margin; changing business conditions in the banking industry; changes in the regulatory environment or new legislation; and changes in technology or required investments in technology. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date of the statement. Bancorp does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

Results of Operations

Three months ended March 31, 2002 and 2001

         Net Income. Bancorp reported net income of $4.24 million, or $.26 per diluted share, for the three months ended March 31, 2002, compared to $3.68 million, or $.22 per diluted share, for the three months ended March 31, 2001. Net interest income increased to $16.1 million in the first quarter of 2002 compared to $13.9 million for the same period in 2001, a 15% increase. The increase in net interest income continues to be driven by higher loan balances as well as improved net interest spread generated from significantly lower costs of interest bearing liabilities. Noninterest income increased $.8 million in the first quarter of 2002 compared to the same period in 2001 due in part to a $.6 million pretax gain on sale of a property in Lincoln County, Oregon and higher revenues generated from service charges on deposit accounts and other service charges commissions and fees. Noninterest expense increased $1.8 million in the first quarter of 2002 compared to the first quarter of 2001, primarily due to higher variable compensation expense, a $.6 million decrease in the carrying value of several bank-owned properties and a write off of certain impaired fixed assets. Decreases in the carrying value of two of the bank properties are related to sales pending and one relates to a review of the property’s market value.

         Net Interest Income. Net interest income is the difference between interest income (principally from loan and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume is the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread is the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin is net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities. Bancorp’s profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Our balance sheet is currently liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest, or a flattening or inverted interest rate yield curve, could adversely affect our spread and net interest income. In contrast, a decreasing rate environment, or a further steepening interest rate yield curve may slightly improve net interest income. Further, the effects of a flat yield curve could more adversely affect net interest income than any benefits received from a decreasing rate environment. Competition, the economy, and the status of the interest rate environment also impact Bancorp’s net interest income in any period.

         Net interest income on a tax equivalent basis for the three months ended March 31, 2002, increased 14% to $16.5 million from $14.4 million for the same period in 2001. The increase was due to increased average loan balances and decreases in rates paid on interest bearing liabilities, offset in part by a decrease in average interest earning yields. Average yields on earning assets decreased to 7.23% in the first quarter of 2002 from 8.59% in 2001. Average interest earning assets increased $103.4 million, or 8.3%, to $1.35 billion in the first quarter of 2002, from $1.25 billion for the same period in 2001. Average rates paid on interest bearing liabilities decreased 194 basis points in the first quarter of 2002, to 2.81% from 4.75% for the like period in 2001. The average net interest spread increased from 3.84% to 4.42% in the first quarter of 2002 compared to 2001, mainly due to decreases in rates paid on interest bearing liabilities. Bancorp’s net interest margin for the three months ended March 31, 2002, was 4.95%, an increase of 27 basis points from 4.68% for the comparable period of 2001. The increases in Bancorp’s net interest margin and related spreads are due mainly to a decreasing interest rate environment, and a shift in earning assets and deposit mix.

         Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

			Increase	Percentage
(Dollars in thousands)	March 31,		(Decrease)	Change

	2002	2001	02-01	02-01

Interest and fee income(1)	$24,145	$26,509	($2,364)	-8.9%

Interest expense	7,599	12,073	(4,474)	-37.1%

Net interest income(1)	$16,546	$14,436	$2,110	14.6%

Average interest earning assets	$1,354,266	$1,250,861	$103,405	8.3%

Average interest bearing liabilities	$1,095,969	$1,030,933	$65,036	6.3%

Average interest earning assets/ Average interest bearing liabilities	123.6%	121.3%	2.2%

Average yields earned(1)	7.23%	8.59%	-1.36%

Average rates paid	2.81%	4.75%	-1.94%

Net interest spread(1)	4.42%	3.84%	0.58%

Net interest margin(1)	4.95%	4.68%	0.27%

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. These ratios for the three months ended March 31, 2002 and 2001 have been annualized where appropriate.

         Provision for Loan Loss. Bancorp recorded provisions for loan losses for the first quarter of 2002 and 2001 of $877,500 and $525,000, respectively. Net charge-offs for the first quarter of 2002 were $493,000, compared to net charge-offs of $480,000 for the same period in 2001. At March 31, 2002, non-performing assets were 0.47% of total assets, compared to 0.42% one year earlier. Bancorp’s allowance for loan losses, as a percentage of total loans was 1.42% at March 31, 2002, compared to 1.44% at March 31, 2001. The increase in the provision in the second quarter of 2002 over the second quarter of 2001 is due to an increase in the loan portfolio and corresponding changes in the risk characteristics in the loan portfolio. The provision for loan loss is recorded to bring the allowance for loan losses to an amount considered appropriate by management based on factors which are described in the “Lending and Credit Management” and “Allowance for Loan Losses” sections of this document.

         Noninterest Income. Noninterest income for the first quarter of 2002 was $5.2 million, compared to $4.4 million in the like period in 2001. During the first quarter of 2002, the Bank sold a property received in a litigation settlement. Excluding a pretax gain of $.6 million on the sale of the property in Lincoln County, Oregon, non-interest income in first quarter 2002 was $4.6 million, an increase of $.2 million or 5% from the same quarter in 2001. Gains on sales of loans decreased slightly to $1.1 million in the first quarter of 2002 compared to the like period in 2001. Service charges on deposit accounts increased to $1.6 million in the quarter, a 6% increase over the same period in 2001, caused mainly by fluctuations in customer activity and deposit volume. Other service charges, commissions, and fees were $1.1 million in the first quarter of 2002, an increase of 5% over the first quarter of 2001. The increase was due to improved revenue from bankcard services and lease origination fees. In the first quarter, fees from investment sales to customers were slightly higher in 2002 compared to the first quarter of 2001. Trust revenue also increased slightly during the first quarter of 2002, as compared to the same period in 2001, due an increase in the portfolio of assets managed and an increase in the market value of that portfolio. Loan servicing fees decreased in 2002 compared to the like period in 2001 due to a decrease in the balances of loans serviced for others. Other noninterest income increased $.8 million in the first quarter of 2002, compared to 2001 due to the sale of the Lincoln County, Oregon property. No securities were sold in the first quarter of 2002 and 2001.

         Noninterest Expense. Noninterest expense for the first quarter ended March 31, 2002 was $14.0 million, an increase of $1.8 million over the same period in 2001. During the first quarter of 2002, the Company decreased the carrying value of several bank-owned properties and wrote off certain impaired fixed assets. Two of the bank properties have sales pending and one relates to a review of the property’s market value. Excluding this combined $.6 million pre-tax value adjustment, non-interest expense in the first quarter of 2002, was $13.4 million, up nearly 10% compared to $12.2 million in 2001.

         Bancorp’s salaries and employee benefits increased $1.0 million, or 15.2%, to $7.5 million in the first quarter of 2002, from $6.5 million for the like period in 2001. The increase in salary expense is primarily due to higher revenue based, variable and performance-based compensation. At March 31, 2002, Bancorp employed 554 people compared to 544 at March 31, 2001. Bancorp has continued to expand its products, services, and branch network over the previous year.

         Equipment expense increased 2% in the first quarter of 2002 over 2001. This slight increase is due to multiple factors which include a decrease in equipment depreciation expense associated with a decrease in capital investments in equipment, and a shift to using more software and third party based product delivery. The Company’s equipment depreciation and maintenance and repair expense decreased approximately 11% in the first quarter of 2002 compared to 2001. Occupancy expenses were $1.2 million in the first quarter of 2002 compared to $1.0 million for the same period in 2001, due mainly to higher lease rates, higher utility and insurance costs, and changes in branch locations, including a new building in the Vancouver, Washington market and the opening of new branches in Canby and Hillsboro, Oregon.

         Check and other transaction processing fees remained flat in the first quarter of 2002 compared to 2001. Professional fees incurred for services from directors, outside consultants, accountants, and attorneys, decreased 18% to $.4 million in the first quarter of 2002, compared to the first quarter of 2001. This decrease was due primarily to costs incurred in the first quarter of 2001 related to the utilization of outside consultants to define strategy and streamline the product line and processes. Marketing expenses increased slightly in the first quarter of 2002 over the same period in 2001.

         Communication expense and printing and office supplies expense decreased slightly in the first quarter of 2002 compared to 2001, due to improved utilization of communication technology and data lines. Other noninterest expenses were higher in the quarter ending March 31, 2002, due to the pending sale of certain bank properties as well as the write-down of certain retired fixed assets.

Income Taxes

         During the first three months of 2002, due to an increase in net income before taxes and changes in the mix of taxable and nontaxable income items, the provision for income taxes increased from the first quarter of 2001.

Liquidity and Sources of Funds

         Bancorp’s primary sources of funds are customer deposits, maturities of investment securities, sales of available for sale securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle (“FHLB”), the issuance of trust preferred securities and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

         Deposits are Bancorp’s primary source of new funds. Total deposits were $1.205 billion at March 31, 2002, compared to $1.171 billion at December 31, 2001. At March 31, 2002, Bancorp used no brokered deposits, but we may accept such deposits in the future. We are focused on attracting deposits in the market area we serve through competitive pricing and delivery of a quality product.

         Management anticipates that Bancorp will continue relying on customer deposits, maturity of investment securities, sales of available for sale securities, loan sales, loan repayments, net income, trust preferred securities, Federal Funds markets, FHLB, and other borrowings to provide liquidity. Deposit balances will be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition, and other factors. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will include Federal Funds purchased, repurchase agreements, and borrowings from the FHLB.

Capital Resources

         The Federal Reserve Bank (FRB) and the Federal Deposit Insurance Corporation (FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of March 31, 2002, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

         Stockholders’ equity increased to $129.2 million at March 31, 2002, from $128.8 million at December 31, 2001, an increase of $.4 million. The increase is due to net income, offset by a decrease in the unrealized gain on securities available for sale, cash dividends to stockholders, and Bancorp’s activity in its corporate stock repurchase program. During the first quarter of 2002, and consistent with its capital plan, the Company repurchased approximately 185,500 shares, or approximately 1.1% of its common shares pursuant to its corporate stock repurchase program. As of March 31, 2002, approximately 588,000 shares remained available for repurchase under this program. Since implementing both the corporate repurchase program and the stock repurchase plan associated with its stock option plans, in December 1998, and July 2000, respectively, the Company has repurchased approximately 2.2 million shares through March 31, 2002.

(Dollars in thousands)	March 31, 2002		December 31, 2001

	Amount	Ratio	Amount	Ratio

Tier 1 capital	$130,624	10.35%	$129,802	10.44%

Tier 1 capital minimum requirement	50,502	4.00%	49,729	4.00%

Excess Tier 1 capital	$80,122	6.35%	$80,073	6.44%

Total capital	$146,261	11.58%	$145,054	11.67%

Total capital minimum requirement	101,005	8.00%	99,458	8.00%

Excess total capital	$45,256	3.58%	$45,596	3.67%

Risk-adjusted assets	$1,262,558		$1,243,219

Leverage ratio		9.11%		9.32%

Minimum leverage requirement		3.00%		3.00%

Excess leverage ratio		6.11%		6.32%

Adjusted total assets	$1,433,203		$1,392,808

Critical Accounting Policies

         We have identified our most critical accounting policy to be that related to the allowance for loan loss. Bancorp’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Quantitative factors also incorporate known information about individual loans, including borrowers’ sensitivity to interest rate movements and borrowers’ sensitivity to quantifiable external factors including commodity and finished goods prices. Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries. Size and complexity of individual loans in relation to lending officer’s background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodology. As we add new products, increase complexity of the portfolio, and expand our geographic coverage, we intend to enhance and adapt our methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant affect on the calculation of the allowance for loan loss in any given period. Management believes that our systematic methodology continues to be appropriate given our size and level of complexity.

         This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001.

Lending and Credit Management

         Interest earned on the loan portfolio is the primary source of Bancorp’s income. Net loans represented 74.0% of total assets as of March 31, 2002. A certain degree of credit risk is inherent in our lending activities. Bancorp has a comprehensive risk management process to control, underwrite, monitor and manage credit risk in our loan portfolio. This risk is managed through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Credit files are examined on a sample test basis, periodically, by internal and external auditors, as well as bank regulatory examiners.

         Through the credit review function, Bancorp is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. As part of our ongoing lending process, internal risk ratings are assigned to each commercial and commercial real estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis. The credit review function independently reviews loans to ensure risk ratings are appropriate. The findings of these reviews are communicated with senior management and the Loan, Investment, and ALCO Committee which is made up of certain directors.

         Bancorp strives to serve the credit needs of its service areas; the primary focus is on real estate related and commercial credits. We make substantially all our loans to customers located within our service areas.

         A risk of nonpayment exists with respect to all loans, and certain specific types of risks are associated with different types of loans. As a result of the nature of our customer base and the growth experienced in the market areas served, real estate is frequently a material component of collateral for Bancorp’s loans. The expected source of repayment of these loans is generally the cash flow of the project, operations of the borrower’s business, or personal income. Risks associated with real estate loans include fluctuating land values, local and national economic conditions, changes in tax policies, and a concentration of loans within any one area. Due to the concentration of Bancorp’s real estate collateral, such events could have a significant adverse impact on the value of such collateral or Bancorp’s earnings.

         The composition of the Bancorp’s’ loan portfolio is as follows:

(Dollars in thousands)	March 31, 2002		December 31, 2001

	Amount	Percent	Amount	Percent

Commercial	$197,796	18.3%	$198,252	18.5%

Real estate construction	96,128	8.9%	94,470	8.8%

Real estate mortgage	129,248	11.9%	113,462	10.6%

Real estate commercial	628,807	58.1%	633,216	59.2%

Installment and other consumer	45,522	4.1%	45,650	4.2%

Total loans	1,097,501	101.4%	1,085,050	101.4%

Allowance for loan losses	(15,637)	-1.4%	(15,252)	-1.4%

Total loans, net	$1,081,864	100.0%	$1,069,798	100.0%

         The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands)	March 31, 2002		December 31, 2001

	Amount	Percent	Amount	Percent

Assisted Living	$44,511	7.1%	$44,094	7.0%

Food Establishments	13,650	2.2%	14,716	2.3%

Hotels/Motels	75,914	12.1%	83,281	13.2%

Land Development and Raw Land	12,033	1.9%	11,662	1.8%

Manufacturing Plants	18,801	3.0%	17,958	2.8%

Medical Offices	27,829	4.4%	28,512	4.5%

Mini Storage	18,682	3.0%	18,416	2.9%

Multi-Family - 5+ Residential	69,093	11.0%	65,710	10.4%

Office Buildings	138,611	22.0%	136,399	21.5%

Other	138,004	21.9%	137,914	21.8%

Retail Facilities	71,679	11.4%	74,554	11.8%

Total real estate commercial loans	$628,807	100%	$633,216	100%

         As of March 31, 2002, the Bank had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Bank. At March 31, 2002 and December 31, 2001, Bancorp had no bankers acceptances.

Nonperforming Assets.

         Nonperforming assets include nonaccrual loans, other real estate owned, and loans past due more than 90 days. Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest or principal is doubtful or when the principal or interest payment becomes 90 days past due. The current nonaccrual loans consist of one secured commercial real estate loan of $1.1 million and a mix of commercial and commercial real estate secured loans, none of which exceed $500,000. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received.

         Nonperforming assets consist of the following:

(Dollars in thousands)	March 31, 2002	December 31, 2001

Loans on nonaccrual status	$5,209	$6,391

Loans past due greater than 90 days not on nonaccrual status	11	4

Other real estate owned	1,608	1,308

Total nonperforming assets	$6,828	$7,703

Percentage of nonperforming assets to total assets	0.47%	0.54%

See “Allowance for Loan Losses” for further discussion on the loan portfolio.

Allowance for Loan Losses

         A loan loss allowance has been established to provide coverage for probable losses inherent in the Bank’s loan portfolio. Management evaluates the allowance based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include:

•	The formula allowance,

•	Specific allowances for identified problem loans and portfolio segments and

•	The unallocated allowance.

         The evaluation of each element above and the overall allowance is based on a continuing assessment of problem loans, related off-balance sheet items, recent and historical loss experience, and other factors, including regulatory guidance and economic factors. The Bank considers historical charge-off levels in addition to existing economic conditions, and other factors, when establishing the allowance for loan losses. Management has determined that the allowance for loan losses is adequate at March 31, 2002.

         The formula allowance is calculated by applying loss factors to loan categories that are based on the relative risk characteristics of the loan portfolio categories. The categories are based on the internal risk grade of those loans, or pools of loans. Changes in risk grades and balances in the risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and other such pertinent data and may be adjusted for significant factors that, in management’s judgement, affect the collectibility of the portfolio as of the evaluation date. While historic charge-off activity is studied and used as a base of information, management takes into account the role and relative strength of the economy in projecting charge-off activity. Management believes that commercial and commercial real estate loans have in the banking industry as a whole produced significant losses in brief periods at particular points in economic cycles. Therefore management believes it is appropriate to use a reserve higher than recent charge-off experience would suggest in these categories of loans. This decision is supported by what management perceives to be industry practices for minimum reserve levels, and is intended to help prevent an understatement of reserves based upon over-reliance on recent, favorable economic conditions.

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

         Specific allowances are established where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different than the amount determined by the application of the formula allowance. The Bank separately analyzes the carrying value of impaired loans to determine whether the carrying value is less than or equal to the appraised collateral value or the present value of expected cash flows. Based in part on this analysis an allowance for credit losses may be specifically established for impaired loans.

         During our normal loan review procedures, a loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is usually not considered to be impaired during a period of minimal delay (less than 90 days). Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at lower of cost or the present value of future cash flows. Leases and certain large groups of smaller balance homogeneous loans, that are collectively measured for impairment, are excluded. Impaired loans are charged to the allowance when management believes that after considering economic and business conditions, collection efforts, and collateral position, the borrower’s financial condition is such that collection of principal is not probable.

         Regardless of the amount of analysis of the above factors, certain inherent but unforeseen and undetected losses are probable in the Bank’s loan portfolio. This is due to several factors including changes in customer financial position, delays or inability to get financial information, judgmental factors of individual loan evaluation, changes in the value of collateral and the overall difficulty in forecasting future economic events. The unallocated reserve is an estimate by management based on the evaluation of the imprecise nature inherent in evaluating the risk characteristics of the loan portfolio.

         The unallocated allowance uses a more subjective method and considers factors such as the following:

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

         Executive credit management reviews these conditions quarterly in discussions with our senior credit officers and the credit review function. If any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of this condition may be reflected as a specific allowance applicable to the credit or portfolio segment. If any of these conditions is not evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s evaluation of the probable loss concerning this condition is reflected in the unallocated allowance.

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

         At March 31, 2002, the Bank’s allowance for loan losses was $15.6 million, consisting of a $14.1 million formula allowance, a $215,000 specific allowance and a $1.3 million unallocated allowance. At December 31, 2001, our allowance for loan losses was $15.3 million, consisting of a $14.9 million formula allowance, a $125,000 specific allowance and a $231,000 unallocated allowance. The changes in the allocation of the allowance for loan losses in the first quarter of 2002 were due primarily to changes in the loan portfolio and its mix, changes in our non-performing loans, and charge-offs as well as recovery activity. Flat growth in commercial and real estate commercial loans, which have a higher risk rating assigned to them in general, and growth in the real estate mortgage loan category, which has a lower risk assignment has caused the decrease in the formula allowance. The higher allocation to the unallocated allowance reflects an increased weighting by management on the above mentioned factors describing the methodology of the unallocated allowance.

         At March 31, 2002, Bancorp’s allowance for loan loss was 1.42% of total loans, and 229% of total nonperforming assets, compared with an allowance for loan losses at December 31, 2001 of 1.41% of total loans, and 198% of total nonperforming assets.

         Changes in the allowance for loan losses are as follows:

	Quarter ended	Year ended
(Dollars in thousands)	March 31, 2002	Dec. 31, 2001

Loans outstanding at end of period	$1,097,501	$1,085,050

Average loans outstanding during the period	$1,098,941	$1,017,536

Allowance for loan losses, beginning of period	$15,252	$14,244

Recoveries:

Commercial	37	205

Real Estate	—	7

Installment and consumer	42	64

Total recoveries	79	276

Loans charged off:

Commercial	322	1,542

Real Estate	21	310

Installment and consumer	229	698

Total loans charged off	572	2,550

Net loans charged off	(493)	(2,274)

Provision for loan losses	878	3,282

Allowance for loan losses, end of period	$15,637	$15,252

Ratio of net loans charged off to average loans outstanding(1)	0.18%	0.22%

Ratio of allowance for loan losses to loans outstanding at end of period	1.42%	1.41%

(1)	The ratio for the three months ended March 31, 2002 has been annualized.

         During the first quarter of 2002, net loans charged off were $493,000, compared to $480,000 for the same period in 2001. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.18% at March 31, 2002, and 0.20% at March 31, 2001. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

         For the first quarter ending March 31, 2002, the provision for loan loss exceeded the net loans charged off, reflecting management’s belief, based on the foregoing analysis, that there are additional losses inherent in the loan portfolio. There can be no assurance that the adverse impact to Bancorp, if any, of these conditions will not be in excess of the range set forth above. Readers are referred to management’s “Forward Looking Statement Disclosure” in connection with this section.

Investment Portfolio

         The carrying value of the Banks’ investment portfolio is as follows:

	March 31,	December 31,
(Dollars in thousands)	2002	2001

Investments available for sale (At Fair Value)

U.S. Treasury securities	$5,462	$5,490

U.S. Government agency securities	49,617	57,904

Corporate securities	23,245	21,396

Mortgage-backed securities	57,559	54,141

Obligations of state and political subdivisions	87,666	89,137

Equity and other securities	16,943	16,621

Total Investment Portfolio	$240,492	$244,689

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

         There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

         In April, 2002, a lawsuit was filed against Bancorp in the Circuit Court of the State of Oregon for the County of Lincoln by Walter L. West d.b.a. Walter West Construction Co. The suit is known as Walter L. West, dba Walter West Construction Co. v. Jeffrey Teeny, Stephen L. Stoelk, Shauna L. Stoelk, B.A.S.S. Construction Co., Inc. and West Coast Bancorp. Plaintiffs have asserted claims against Bancorp alleging breach of contract, various estoppel theories, negligent misrepresentation, and interference with prospective economic advantage.

         Plaintiff’s allegations relate to Bancorp’s alleged failure to provide take out financing to a third party in connection with a real estate transaction in 1998. Plaintiff alleges that it was a third party beneficiary of an agreement to provide financing and that Bancorp’s actions in connection with the transaction constituted a breach of contract and were tortious under Oregon law. Plaintiff seeks damages from Bancorp in the amount of $3.5 million, plus such additional damages as may be proven at trial. Due to the uncertainties inherent in litigation, and the limited stage of discovery, there are no assurances that this matter will not ultimately result in a loss that could materially affect the Company.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

None.

(b)	During the three months ended March 31, 2002, West Coast Bancorp filed the following current report on Form 8-K:

None.

Signatures

As required by the Securities Exchange Act of 1934, this report is signed on registrant’s behalf by the undersigned authorized officers.

WEST COAST BANCORP (Registrant)

Dated: May 14, 2002	/s/ Robert D. Sznewajs Robert D. Sznewajs Chief Executive Officer and President

Dated: May 14, 2002	/s/ Anders Giltvedt Anders Giltvedt Executive Vice President and Chief Financial Officer