Form 10-Q
period 2002-06-30
WEST COAST BANCORP /NEW/OR/
filed 2002-08-14
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarter ended June 30, 2002 Commission file number 0-10997

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
Common Stock, No Par Value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ]

The number of shares of Registrant’s Common Stock outstanding on July 31, 2002, was 15,581,323

WEST COAST BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2002	2001

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$60,193	$52,960
Interest-bearing deposits in other banks	2	1
Federal funds sold	11,519	—

Total cash and cash equivalents	71,714	52,961
Trading assets	1,055	1,092
Investment securities available for sale	249,459	244,689
Loans held for sale	8,346	14,023
Loans	1,135,892	1,085,050
Allowance for loan losses	(16,067)	(15,252)

Loans, net	1,119,825	1,069,798
Premises and equipment, net	27,630	29,116
Intangible assets	1,395	1,575
Other assets	22,471	22,447

Total assets	$1,501,895	$1,435,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$246,554	$224,927
Savings and interest-bearing demand	577,744	569,588
Certificates of deposit	399,781	376,918

Total deposits	1,224,079	1,171,433
Short-term borrowings	21,373	26,688
Long-term borrowings	105,500	90,500
Mandatorily redeemable trust preferred securities	12,500	5,000
Other liabilities	8,141	13,290

Total liabilities	1,371,593	1,306,911
Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY:
Preferred stock: no par value, none issued; 10,000,000 shares authorized	—	—
Common stock: no par value, 55,000,000 shares authorized; 15,665,987 and 16,025,316 shares issued and outstanding, respectively	19,582	20,032
Additional paid-in capital	77,602	82,679
Retained earnings	31,012	24,543
Deferred compensation	(919)	(878)
Accumulated other comprehensive income	3,025	2,414

Total stockholders’ equity	130,302	128,790

Total liabilities and stockholders’ equity	$1,501,895	$1,435,701

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

(Dollars in thousands, except per share data)	2002	2001	2002	2001

INTEREST INCOME:
Interest and fees on loans	$20,567	$21,530	$41,036	$43,825
Interest on taxable investment securities	2,372	2,541	4,636	5,142
Interest on nontaxable investment securities	887	972	1,791	1,954
Interest on deposits in other banks	19	74	34	142
Interest on federal funds sold	14	26	20	60

Total interest income	23,859	25,143	47,517	51,123
INTEREST EXPENSE:
Savings and interest-bearing demand	1,829	3,778	3,729	8,087
Certificates of deposit	3,638	5,558	7,606	11,261
Short-term borrowings	79	462	200	1,568
Long-term borrowings	1,349	1,072	2,848	2,027
Mandatorily redeemable trust preferred securities	118	—	229	—

Total interest expense	7,013	10,870	14,612	22,943

NET INTEREST INCOME	16,846	14,273	32,905	28,180
Provision for loan loss	1,442	675	2,319	1,200

Net interest income after provision for loan loss	15,404	13,598	30,586	26,980
NONINTEREST INCOME:
Service charges on deposit accounts	1,556	1,510	3,112	2,973
Other service charges, commissions and fees	1,392	1,191	2,541	2,289
Trust revenue	446	456	907	897
Gains on sales of loans	980	855	2,072	2,002
Loan servicing fees	91	138	179	270
Other	45	76	913	180

Total noninterest income	4,510	4,226	9,724	8,611
NONINTEREST EXPENSE:
Salaries and employee benefits	7,170	6,084	14,715	12,632
Equipment	1,165	1,406	2,497	2,710
Occupancy	1,157	1,143	2,310	2,148
Check and other transaction processing	645	637	1,263	1,260
Professional fees	424	500	785	942
Courier and postage	486	441	962	911
Marketing	497	464	889	776
Communications	299	327	594	640
Other taxes and insurance	188	194	382	434
Printing and office supplies	190	168	361	373
Kiting charge	—	1,945	—	1,945
Other noninterest expense	866	840	2,293	1,572

Total noninterest expense	13,087	14,149	27,051	26,343

INCOME BEFORE INCOME TAXES	6,827	3,675	13,259	9,248
PROVISION FOR INCOME TAXES	2,303	953	4,492	2,843

NET INCOME	$4,524	$2,722	$8,767	$6,405

Basic earnings per share	$0.29	$0.17	$0.56	$0.40
Diluted earnings per share	$0.28	$0.17	$0.54	$0.39
Weighted average common shares	15,640,000	16,178,000	15,749,000	16,193,000
Weighted average diluted shares	16,133,000	16,477,000	16,222,000	16,432,000

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,

(Dollars in thousands)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$8,767	$6,405
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of premises and equipment	1,685	1,828
Deferred income tax expense (benefit)	(33)	2,162
Write-down of premises and equipment	613	—
Amortization of intangibles	180	192
Provision for loan loss	2,319	1,200
Decrease (increase) in interest receivable	(24)	1,202
Decrease (increase) in other assets	33	(3,180)
Origination of loans held for sale	(45,836)	(40,042)
Proceeds from sales of loans held for sale	51,513	36,092
Decrease in interest payable	(198)	(355)
Increase (decrease) in other liabilities	(4,951)	286
Stock based compensation expense	255	228
Tax benefit associated with stock options	133	109
Decrease (increase) in trading assets	37	(62)

Net cash provided by operating activities	14,493	6,065
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	31,238	60,132
Purchase of available for sale securities	(35,397)	(56,043)
Loans made to customers greater than principal collected on loans	(52,346)	(14,796)
Net capital expenditures	(812)	(2,199)

Net cash used in investing activities	(57,317)	(12,906)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest bearing transaction accounts	29,783	50,171
Net increase in certificates of deposit	22,863	3,725
Proceeds from issuance of trust preferred securities	7,500	—
Proceeds from issuance of long-term borrowings	35,000	75,500
Repayment of long-term borrowings	(20,000)	(50,022)
Net decrease in short-term borrowings	(5,315)	(67,193)
Redemption of common stock	(6,520)	(1,840)
Net proceeds from issuance of common stock	564	442
Dividends paid and cash paid for fractional shares	(2,298)	(2,126)

Net cash provided by financing activities	61,577	8,657

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,753	1,816
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,961	60,834

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$71,714	$62,650

Supplemental cash flow information:
Cash paid in the period for:
Interest	$14,810	$23,297
Income taxes	$1,273	$6,132

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Retained	Deferred	Comprehensive
(Shares and Dollars in thousands)	Shares	Amount	Capital	Earnings	Compensation	Income	Total

BALANCE, December 31, 2000	16,415	$20,518	$87,364	$14,248	$(1,032)	$171	$121,269
Comprehensive income:
Net income	—	—	—	14,760	—	—	14,760
Other comprehensive income, net of tax:
Net unrealized investment gains	—	—	—	—	—	2,243	2,243

Other comprehensive income, net of tax	—	—	—	—	—	—	2,243

Comprehensive income	—	—	—	—	—	—	17,003

Cash dividends, $.25 per common share	—	—	—	(4,465)	—	—	(4,465)
Issuance of common stock — option plans	138	172	923	—	—	—	1,095
Redemption of common stock	(28)	(32)	(250)	—	—	—	(282)
Issuance of common stock — restricted stock plans	34	42	386	—	(428)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	582	—	582
Common stock repurchased and retired	(534)	(668)	(5,929)	—	—	—	(6,597)
Tax benefit associated with stock options	—	—	185	—	—	—	185

BALANCE, December 31, 2001	16,025	$20,032	$82,679	$24,543	$(878)	$2,414	$128,790

Comprehensive income:
Net income	$—	$—	$—	$8,767	$—	$—	$8,767
Other comprehensive income, net of tax:
Net unrealized investment gains	—	—	—	—	—	611	611

Other comprehensive income, net of tax	—	—	—	—	—	—	611

Comprehensive income	—	—	—	—	—	—	9,378

Cash dividends, $.15 per common share	—	—	—	(2,298)	—	—	(2,298)
Issuance of common stock — option plans	86	107	736	—	—	—	843
Redemption of common stock	(23)	(29)	(286)	—	7	—	(308)
Issuance of common stock — restricted stock plans	20	25	278	—	(303)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	255	—	255
Common stock repurchased and retired	(442)	(553)	(5,967)	—	—	—	(6,520)
Expense associated with accelerated vesting	—	—	29	—	—	—	29
Tax benefit associated with stock options	—	—	133	—	—	—	133

BALANCE, June 30, 2002	15,666	$19,582	$77,602	$31,012	$(919)	$3,025	$130,302

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”) and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust, West Coast Statutory Trust I, West Coast Statutory Trust II, Centennial Funding Corporation and Totten, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     The interim unaudited financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information. In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or other future periods.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

     In July 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) Nos. 141, Business Combinations, and 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. The methods used for evaluating and measuring impairment of goodwill also changed. The Company does not currently have any goodwill. The Company’s current intangible assets consist of deposit purchase premiums. Under SFAS No. 142, intangibles created as deposit purchase premiums continue to be amortized. The Company adopted SFAS No. 142 on January 1, 2002, and the adoption had no effect on the Company’s financial statements.

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, addresses accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and expands on the guidance provided by SFAS No. 121 with respect to cash flow estimations. SFAS No. 144 became effective for the Company beginning January 1, 2002 and had no effect on the Company at that date.

     In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement, among other amendments, eliminates the requirement to record gains and losses from the early extinguishment of debt as extraordinary items. The provisions of SFAS No. 145 are required to be applied starting January 1, 2003. The Company is currently evaluating, but has not yet determined, the impact of adopting the provisions of this statement on its financial statements.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This statement is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Company is currently evaluating, but has not yet determined, the impact of adopting the provisions of this statement on its financial statements.

3. STOCKHOLDERS’ EQUITY

     The Board of Directors declared a quarterly cash dividend of $.0725 per share during the first and second quarters of 2002 and $.065 per share during the first and second quarters of 2001.

4. COMPREHENSIVE INCOME

     The components of other comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,

(Dollars in thousands)	2002	2001	2002	2001

Net Income as reported	$4,524	$2,722	$8,767	$6,405
Unrealized gains on securities:
Unrealized holding gains arising during the period	1,639	258	1,177	3,447
Tax provision	(643)	(102)	(462)	(1,355)

Other comprehensive income from securities, net of tax	996	156	715	2,092
Unrealized losses on derivatives:
Unrealized holding losses on derivatives arising during the period	(171)	—	(171)	—
Tax benefit	67	—	67	—

Other comprehensive loss from derivatives, net of tax	(104)	—	(104)	—

Total other comprehensive income, net of tax	$5,416	$2,878	$9,378	$8,497

     Bancorp currently uses two single interest-rate swaps to convert its variable rate Trust Preferred Securities to fixed rates. These swaps were entered into concurrently with the issuance of the Trust Preferred Securities. The swaps are accounted for as cash flow hedges under SFAS No. 133. The fair value of Bancorp’s swaps was an unrealized loss of $171,000 at June 30, 2002. This unrealized loss is reflected in other assets on the consolidated balance sheet, as well as in comprehensive income in the consolidated statement of changes in stockholders’ equity.

5. EARNINGS PER SHARE

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

		Weighted Average	Per Share
	Net Income	Shares	Amount

(Dollars and shares in thousands, except per share data)	Three months ended June 30, 2002

Basic earnings	$4,524	15,640	$0.29
Common stock equivalents from:
Stock options		452
Restricted stock		41

Diluted earnings	$4,524	16,133	$0.28

	Three months ended June 30, 2001

Basic earnings	$2,722	16,178	$0.17
Common stock equivalents from:
Stock options		270
Restricted stock		29

Diluted earnings	$2,722	16,477	$0.17

		Weighted Average	Per Share
	Net Income	Shares	Amount

	Six months ended June 30, 2002

Basic earnings	$8,767	15,749	$0.56
Common stock equivalents from:
Stock options		429
Restricted stock		44

Diluted earnings	$8,767	16,222	$0.54

	Six months ended June 30, 2001

Basic earnings	$6,405	16,193	$0.40
Common stock equivalents from:
Stock options		205
Restricted stock		34

Diluted earnings	$6,405	16,432	$0.39

     For the periods reported, Bancorp had no reconciling items between net income and income available to common stockholders.

6. PREMISES AND EQUIPMENT

     The following table presents the amounts of premises and equipment:

(Dollars in thousands)	June 30, 2002	December 31, 2001

Land	$4,795	$4,859
Buildings and improvements	23,061	23,318
Furniture and equipment	22,574	25,655
Construction in progress	277	593

	50,707	54,425
Accumulated depreciation	(23,077)	(25,309)

Total	$27,630	$29,116

     The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists. During the first quarter of 2002, the Company disposed of antiquated computer and printer related equipment with a net book value of $258,000. In addition, the Company sold a house and an administration building in Shelton, Washington. A branch location in Lincoln County, Oregon was also examined and found to be impaired under the guidance provided in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The amount of impairment loss relating to this building was $355,000. The Company recognized a total of $613,000 of expenses in other noninterest expense related to these fixed asset write-offs and impairment charges. The fair value of the properties was based on pending sale prices and independent appraisals. No impairment write-downs occurred in 2001.

7. ALLOWANCE FOR LOAN LOSSES

     The following table represents activity in the allowance for loan losses for the six months ended June 30, 2002, 2001:

(Dollars in thousands)	June 30, 2002	June 30, 2001

Balance at beginning of period	$15,252	$14,244
Provision for loan loss	2,319	1,200
Loans charged off	(1,629)	(1,070)
Recoveries	125	184

Balance at end of period	$16,067	$14,558

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

     Plaintiff’s allegations relate to Bancorp’s alleged failure to provide take out financing to a third party in connection with a real estate transaction in 1998. Plaintiff alleges that it was a third party beneficiary of an agreement to provide financing and that Bancorp’s actions in connection with the transaction constituted a breach of contract and was tortious under Oregon law. Plaintiff seeks damages from Bancorp in the amount of $3.5 million, plus such additional damages as may be proven at trial. Due to the uncertainties inherent in litigation, and the limited stage of discovery, there are no assurances that this matter will not ultimately result in a loss that could materially affect the Company.

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

	Three months ended June 30, 2002

(Dollars in thousands)	Banking	Other	Intersegment	Consolidation

Interest income	$23,835	$110	$(86)	$23,859
Interest expense	6,946	153	(86)	7,013

Net interest income	16,889	(43)	—	16,846

Provision for loan loss	1,442	—	—	1,442
Noninterest income	4,102	448	(40)	4,510
Noninterest expense	12,703	424	(40)	13,087

Income before income taxes	6,846	(19)	—	6,827
Provision (benefit) for income taxes	2,311	(8)	—	2,303

Net income (loss)	$4,535	$(11)	$—	$4,524

Depreciation and amortization	$869	$2	$—	$871
Assets	$1,500,497	$27,024	$(25,626)	$1,501,895
Loans, net	$1,119,825	$12,500	$(12,500)	$1,119,825
Deposits	$1,236,801	$—	$(12,722)	$1,224,079
Equity	$128,532	$1,770	N/A	$130,302

	Three months ended June 30, 2001

(Dollars in thousands)	Banking	Other	Intersegment	Consolidation

Interest income	$25,118	$34	$(9)	$25,143
Interest expense	10,879	—	(9)	10,870

Net interest income	14,239	34	—	14,273

Provision for loan loss	675	—	—	675
Noninterest income	3,804	458	(36)	4,226
Noninterest expense	13,772	413	(36)	14,149

Income before income taxes	3,596	79	—	3,675
Provision for income taxes	923	30	—	953

Net income	$2,673	$49	$—	$2,722

Depreciation and amortization	$1,010	$—	$—	$1,010
Assets	$1,371,050	$4,963	$(3,630)	$1,372,383
Loans, net	$999,564	$—	$—	$999,564
Deposits	$1,134,134	$—	$(3,630)	$1,130,504
Equity	$119,100	$7,479	N/A	$126,579

	Six months ended June 30, 2002

(Dollars in thousands)	Banking	Other	Intersegment	Consolidation

Interest income	$47,469	$240	$(192)	$47,517
Interest expense	14,506	298	(192)	14,612

Net interest income	32,963	(58)	—	32,905

Provision for loan loss	2,319	—	—	2,319
Noninterest income	8,894	910	(80)	9,724
Noninterest expense	26,305	826	(80)	27,051

Income before income taxes	13,233	26	—	13,259
Provision (benefit) for income taxes	4,482	51	(41)	4,492

Net income (loss)	$8,751	$(25)	$—	$8,767

Depreciation and amortization	$1,865	$—	$—	$1,865
Assets	$1,500,497	$27,024	$(25,626)	$1,501,895
Loans, net	$1,119,825	$12,500	$(12,500)	$1,119,825
Deposits	$1,236,801	$—	$(12,722)	$1,224,079
Equity	$128,532	$1,770	N/A	$130,302

	Six months ended June 30, 2001

(Dollars in thousands)	Banking	Other	Intersegment	Consolidation

Interest income	$51,073	$70	$(20)	$51,123
Interest expense	22,963	—	(20)	22,943

Net interest income	28,110	70	—	28,180

Provision for loan loss	1,200	—	—	1,200
Noninterest income	7,785	900	(74)	8,611
Noninterest expense	25,574	843	(74)	26,343

Income before income taxes	9,121	127	—	9,248
Provision for income taxes	2,794	49	—	2,843

Net income	$6,327	$78	$—	$6,405

Depreciation and amortization	$2,020	$—	$—	$2,020
Assets	$1,371,050	$4,963	$(3,630)	$1,372,383
Loans, net	$999,564	$—	$—	$999,564
Deposits	$1,134,134	$—	$(3,630)	$1,130,504
Equity	$119,100	$7,479	N/A	$126,579

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement Disclosure

     Statements in this Quarterly Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Actual results could be quite different from those expressed or implied by the forward-looking statements. Any statements that expressly or implicitly predict future results, performance, or events should be considered forward-looking. Factors that could cause results to differ from forward-looking statements include, among others, risks discussed in the text of this Quarterly Report and in Bancorp’s other reports filed with the Securities and Exchange Commission, as well as the following specific items: general economic conditions, whether national or regional, that could affect the demand for loans or lead to increased loan losses; competitive factors, including increased competition with community, regional, and national financial institutions that may lead to pricing pressures on rates Bancorp charges on loans and pays on deposits; loss of customers of greatest value to Bancorp, or other losses; increasing or decreasing interest rate environments that could lead to decreased net interest margin; changing business conditions in the banking industry; changes in the regulatory environment or new legislation; and changes in technology or required investments in technology. Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date of the statement. Bancorp does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

Results of Operations

Three months ended June 30, 2002 and 2001

     Net Income. Bancorp reported net income of $4.52 million, or $.28 per diluted share, for the three months ended June 30, 2002, compared to $2.72 million, or $.17 per diluted share, for the three months ended June 30, 2001. Excluding a check kiting charge of $1.2 million after tax, second quarter 2001 earnings were $3.92 million, or $.24 per diluted share. Net interest income increased to $16.8 million in the second quarter of 2002 compared to $14.3 million for the same period in 2001, an increase of $2.6 million or 18%. The increase in net interest income continues to be driven by higher loan balances, improved deposit mix, as well as improved net interest spread generated from significantly lower costs of interest bearing liabilities. Noninterest income increased $.3 million or 7% to $4.5 million in the second quarter of 2002 compared to $4.2 million in the same period in 2001. The increase in noninterest income is due in part to higher revenues generated from service charges on deposit accounts and other service charges, commissions and fees, as well as increased gains on sales of loans. Excluding the first quarter 2001 check kiting charge of $1.2 million after tax, ($1.9 million pretax), noninterest expense increased $.9 million in the second quarter of 2002 compared to the second quarter of 2001, primarily due to higher variable compensation expense offset in part by lower equipment expense and professional fees.

     Net Interest Income. Net interest income is the difference between interest income (principally from loan and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume, net interest spread, and net interest margin. Volume is the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread is the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin is net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities. Bancorp’s profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Our balance sheet is currently liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest, or a flattening or inverted interest rate yield curve, could adversely affect our spread and net interest income. In contrast, a decreasing rate environment, or a steepening interest rate yield curve may slightly improve net interest income. Further, the effects of a flat yield curve could more adversely affect net interest income than any benefits received from a decreasing rate environment. Competition, the economy, and the status of the interest rate environment also impact Bancorp’s net interest income in any period.

     Net interest income on a tax equivalent basis for the three months ended June 30, 2002, increased 17% to $17.3 million from $14.8 million for the same period in 2001. The increase was due to increased average loan balances and decreases in rates paid on interest bearing liabilities, offset in part by a decrease in average interest earning yields. Average yields on earning assets decreased to 7.10% in the second quarter of 2002 from 8.14% in 2001. Average interest earning assets increased $111.2 million, or 8.8%, to $1.38 billion in the second quarter of 2002, from $1.26 billion for the same period in 2001. Average rates paid on interest bearing liabilities decreased 168 basis points in the second quarter of 2002, to 2.54% from 4.22% for the like period in 2001. The average net interest spread increased from 3.93% in 2001 to 4.56% in the second quarter of 2002, mainly due to a significant decrease in rates paid on interest bearing liabilities. Bancorp’s net interest margin for the three months ended June 30, 2002, was 5.05%, an increase of 36 basis points from 4.69% for the comparable period of 2001. The increases in Bancorp’s net interest margin and related spreads are due mainly to a decreasing interest rate environment, a shift in earning assets, and a favorable change in deposit mix.

     Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended		Increase	Percentage
	June 30,		(Decrease)	Change

(Dollars in thousands)	2002	2001	2002-2001	2002-2001

Interest and fee income(1)	$24,337	$25,666	($1,329)	-5.2%
Interest expense	7,013	10,870	(3,857)	-35.5%

Net interest income(1)	$17,324	$14,796	$2,528	17.1%
Average interest earning assets	$1,375,300	$1,264,124	$111,176	8.8%
Average interest bearing liabilities	$1,107,303	$1,033,972	$73,331	7.1%
Average interest earning assets/ Average interest bearing liabilities	124.2%	122.3%		1.9%
Average yields earned(1)	7.10%	8.14%	-1.04%
Average rates paid	2.54%	4.22%	-1.68%
Net interest spread(1)	4.56%	3.92%	0.64%
Net interest margin(1)	5.05%	4.69%	0.36%

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. These ratios for the three months ended June 30, 2002 and 2001 have been annualized where appropriate.

     Provision for Loan Loss. Bancorp recorded provisions for loan losses for the second quarter of 2002 and 2001 of $1,442,000 and $675,000, respectively. Net charge-offs for the second quarter of 2002 were $1,011,000, compared to net charge-offs of $406,000 for the same period in 2001. At June 30, 2002, non-performing assets were 0.36% of total assets, compared to 0.52% one year earlier. Bancorp’s allowance for loan losses, as a percentage of total loans was 1.41% at June 30, 2002, compared to 1.44% at June 30, 2001. The increase in the provision in the second quarter of 2002 over the second quarter of 2001 is due to an increase in the loan portfolio and changes in the risk characteristics in the loan portfolio, as well as increased net loan charge-offs. The provision for loan loss is recorded to bring the allowance for loan losses to an amount considered appropriate by management based on factors which are described in the “Lending and Credit Management” and “Allowance for Loan Losses” sections of this document.

     Noninterest Income. Noninterest income for the second quarter of 2002 increased 7% to $4.5 million, compared to $4.2 million in the like period in 2001. Service charges on deposit accounts increased $46,000 to $1.6 million in the second quarter of 2002, a 3% increase over the same period in 2001, caused mainly by increases in customer activity and deposit volume. Other service charges, commissions, and fees were $1.4 million in the second quarter of 2002, an increase of 17% over the second quarter of 2001. The increase was partly due to improved revenue from brokerage activities. Also, gains on sales of loans increased over 14% to $980,000 in the second quarter of 2002, compared to $855,000 in the same period of 2001. Gains on sales of loans increased due to strong single family residential loan production and sales of SBA guaranteed loans. Trust revenue decreased slightly during the second quarter of 2002, as compared to the same period in 2001, due to a decrease in the market value of the asset portfolio managed. Loan servicing fees decreased in 2002 compared to the like period in 2001 due to a decrease in the balances of loans serviced for others. Other noninterest income decreased slightly in the second quarter of 2002, compared to 2001. No securities were sold in the second quarter of 2002 and 2001.

     Noninterest Expense. Noninterest expense for the second quarter ended June 30, 2002 was $13.1 million, an increase of $.9 million compared to $12.2 million in core noninterest expense for the same period in 2001. Including a kiting charge of $1.9 million in the second quarter of 2001, noninterest expense for the second quarter of 2001 was $14.1 million. The increased core noninterest expense in the second quarter of 2002 compared to the same period in 2001 was due to higher variable and performance-based compensation and employee benefit expenses, as well as investments in the business banking unit and new branches.

     Bancorp’s compensation and employee benefits increased $1.1 million, or 17.9%, to $7.2 million in the second quarter of 2002, from $6.1 million for the like period in 2001. The increase in compensation expense is primarily due to higher revenue based, variable and performance-based compensation for certain business units, including the residential mortgage group, increased investments in personnel for the business banking unit, and new branches. At June 30, 2002, Bancorp employed 555 full time equivalent employees compared to 527 at June 30, 2001. Bancorp has continued to expand its products, services, and branch network over the previous year.

     Equipment expense decreased 17% in the second quarter of 2002 over 2001. This decrease is due to multiple factors, which include a decrease in equipment depreciation expense associated with a decrease in capital investments in equipment, and a shift to using more software and third party based product delivery. The Company’s equipment depreciation, maintenance, and repair expense decreased approximately 18% in the second quarter of 2002 compared to 2001 contributing to the decrease in equipment expense. Occupancy expenses increased 1% in the second quarter of 2002 compared to the same period in 2001. Expenses associated with moving a branch location increased expenses in the second quarter of 2001. Branch lease expense increased in the second quarter of 2002 compared to the same period in 2001. The net result is a slight increase in occupancy expense in 2002 compared to 2001. Check and other transaction processing fees remained flat in the second quarter of 2002 compared to 2001. Professional fees incurred for services from outside consultants, accountants, directors and attorneys, decreased over 17% to $.4 million in the second quarter of 2002, compared to $.5 million in the second quarter of 2001. This decrease was due primarily to costs incurred in the second quarter of 2001 related to the utilization of outside consultants to define strategy and streamline the product line and processes. Courier and postage expense increased slightly in the quarter as new customers take advantage of courier services. Marketing expenses increased slightly in the second quarter of 2002 over the same period in 2001.

     Communication expense decreased slightly in the second quarter of 2002 compared to 2001, due to certain credits received in the negotiation of contracts and improved utilization of communication technology and data lines. Printing and office supply expense increased slightly in the second quarter of 2002 compared to the same period in 2001. Other noninterest expenses were slightly higher in the quarter ended June 30, 2002, compared to the previous year.

Six months ended June 30, 2002 and 2001

     Net Income. Bancorp reported net income of $8.77 million, or $.54 per diluted share, for the six months ended June 30, 2002, compared to core net income of $7.61 million, or $.46 per diluted share, for the six months ended June 30, 2001. Including a non-recurring kiting charge of $1.2 million, after tax, net income for the six months ended June 30, 2001 was $6.41 million, or $.39 per diluted share. Net interest income increased to $32.9 million in the second quarter of 2002 compared to $28.2 million for the same period in 2001, a 17% increase. The increase in net interest income continues to be primarily driven by higher loan balances as well as improved net interest spread generated from significantly lower costs of interest bearing liabilities. Noninterest income increased $1.1 million in the first six months of 2002 compared to the same period in 2001, due in part to a $.6 million gain on sale of a property in Lincoln County, Oregon, as well as higher revenues generated from service charges on deposit accounts and other service charges commissions and fees. Excluding the kiting charge of $1.9 million pretax, in the second quarter of 2001, and a charge of $.6 million related to previously noted fixed asset write-offs and building impairment charges in the first quarter of 2002, noninterest expense increased $2.1 million in the first six months of 2002 compared to the first six months of 2001, primarily due to higher variable compensation expense.

     Net Interest Income. Net interest income on a tax equivalent basis for the six months ended June 30, 2002, increased $4.6 million or just under 16% to $33.9 million from $29.2 million for the same period in 2001. The increase was due to increased average loan balances and a significant decrease in rates paid on interest bearing liabilities, offset in part by a decrease in average interest earning yields. Average yields on earning assets decreased to 7.16% for the six months ended June 30, 2002 from 8.37% in 2001. Average interest earning assets increased $107.3 million, or 8.5%, to $1.36 billion in the six months ended June 30, 2002, from $1.26 billion for the same period in 2001. Average rates paid on interest bearing liabilities decreased 181 basis points for the six months ended June 30, 2002, to 2.67% from 4.48% for the like period in 2001. The average net interest spread increased from 3.89% in 2001 to 4.49% in the six months ended June 30, 2002, mainly due to a decrease in rates paid on interest bearing liabilities. Bancorp’s net interest margin for the six months ended June 30, 2002, was 5.00%, an increase of 31 basis points from 4.69% for the comparable period of 2001. The increases in Bancorp’s net interest margin and related spreads are due mainly to a decreasing interest rate environment, a shift in earning assets, and a favorable change in deposit mix.

	Six months ended		Increase	Percentage
	June 30,		(Decrease)	Change

(Dollars in thousands)	2002	2001	2002-2001	2002-2001

Interest and fee income(1)	$48,481	$52,175	($3,694)	-7.1%
Interest expense	14,612	22,943	(8,331)	-36.3%

Net interest income(1)	$33,869	$29,232	$4,637	15.9%
Average interest earning assets	$1,364,841	$1,257,538	$107,303	8.5%
Average interest bearing liabilities	$1,101,670	$1,032,484	$69,186	6.7%
Average interest earning assets/ Average interest bearing liabilities	123.9%	121.8%	2.1%
Average yields earned(1)	7.16%	8.37%	-1.21%
Average rates paid	2.67%	4.48%	-1.81%
Net interest spread(1)	4.49%	3.89%	0.60%
Net interest margin(1)	5.00%	4.69%	0.31%

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. These ratios for the six months ended June 30, 2002 and 2001 have been annualized where appropriate.

     Provision for Loan Loss. Bancorp recorded provisions for loan losses for the first six months of 2002 and 2001 of $2.3 million and $1.2 million, respectively. Net charge-offs for the first six months of 2002 were $1,504,000, compared to net charge-offs of $886,000 for the same period in 2001. The increase in net charge-offs in the period was primarily in the commercial and consumer loan areas and primarily in the seasoned portfolio, which does not necessarily reflect any trend relative to newly booked commercial loans. At June 30, 2002, non-performing assets were 0.36% of total assets, compared to 0.52% one year earlier. Bancorp’s allowance for loan losses, as a percentage of total loans was 1.41% at June 30, 2002, compared to 1.44% at June 30, 2001. The increase in the provision in the first six months of 2002 over the same period in 2001 is due to an increase in the loan portfolio, changes in the risk characteristics in the loan portfolio, as well as increased loan charge-offs. The provision for loan loss is recorded to bring the allowance for loan losses to an amount considered appropriate by management based on factors which are described in the “Lending and Credit Management” and “Allowance for Loan Losses” sections of this document.

     Noninterest Income. Noninterest income for the first six months of 2002 was $9.7 million, compared to $8.6 million in the like period in 2001. Gains on sales of loans increased slightly to $2.1 million in the six months of 2002 compared to $2.0 million in the like period in 2001. Service charges on deposit accounts increased to $3.1 million in the period, a 5% increase over the same period in 2001, caused mainly by increased customer activity and deposit volume offset by a decrease in non-sufficient fund charges. Other service charges, commissions, and fees were $2.5 million in the first six months of 2002, an increase of 11% over the first six months of 2001. The increase was mainly due to improved revenue from bankcard services and brokerage activities. In the first six months of 2002, fees from investment sales to customers increased over 18%, compared to the first six months of 2001. Trust revenue decreased slightly during the first six months of 2002, as compared to the same period in 2001. Loan servicing fees decreased in 2002 compared to the like period in 2001 due to a decrease in the balances of loans serviced for others. Other noninterest income increased $.7 million in the first six months of 2002, compared to 2001 due to a $.6 million sale of the Lincoln County, Oregon property. No securities were sold in the first two quarters of 2002 and 2001.

     Noninterest Expense. Noninterest expense for the first six months ended June 30, 2002 was $27.1 million, an increase of $.7 million over the same period in 2001, primarily due to higher variable compensation expense. The six months ended 2002 includes a charge of $.6 million related to previously noted fixed asset write-offs and building impairment charges in the first quarter of 2002. The first six months of 2001 includes a kiting charge of $1.9 million, pretax. Excluding these charges, noninterest expense increased $2.1 million primarily in the salary and employee benefits area.

     Bancorp’s compensation and employee benefits increased $2.1 million, or 16.5%, to $14.7 million in the first six months of 2002, from $12.6 million for the like period in 2001. The increase in compensation expense is primarily due to higher revenue based, variable and performance-based compensation. Bancorp has also continued to invest in business banking and branch related personnel. Benefits expense increased approximately 10% in the period.

     Equipment expense decreased over 7% in the first six months of 2002 over 2001. This decrease is due to multiple factors, which include a decrease in equipment depreciation expense associated with a decrease in capital investments in equipment, and a shift to using more software and third party based product delivery. The Company’s equipment depreciation, maintenance, and repair expense decreased due to increased utilization of third party vendors for equipment as well as write-offs of obsolete equipment which in turn decrease depreciation expense. Occupancy expenses were up just over 7% in the first six months of 2002 compared to the same period in 2001 primarily due to increased lease expense offset by a decrease in maintenance and repair in 2002 compared to 2001.

     Check and other transaction processing fees remained flat in the first six months of 2002 compared to 2001. Professional fees incurred for services from directors, outside consultants, accountants, and attorneys, decreased just under 17% to $.8 million in the first six months of 2002, compared to $.9 million in the second quarter of 2001. This decrease was due primarily to costs incurred in the first six months of 2001 related to the utilization of outside consultants to define strategy and streamline the product line and processes. Marketing expenses increased nearly 15% in the first six months of 2002 over the same period in 2001 due to the increased number of marketing projects in 2002.

     Communication expense decreased slightly in the first six months of 2002 compared to 2001, due to certain credits received in the negotiation of contracts and improved utilization of communication technology and data lines. Printing and office supply expense decreased slightly in the first six months of 2002 compared to the same period in 2001. Excluding the fixed asset write-downs in the first quarter of 2002, noninterest expenses increased $.1 million in the first six months ending June 30, 2002 compared to the like period in 2001, due to increased loan origination expenses related to home equity based products.

Income Taxes

     During the first six months of 2002, due to an increase in net income before taxes and changes in the mix of taxable and nontaxable income items, the provision for income taxes increased from the first six months of 2001.

Liquidity and Sources of Funds

     Bancorp’s primary sources of funds are customer deposits, maturities of investment securities, sales of available for sale securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle (“FHLB”), the issuance of trust preferred securities and the use of Federal Funds markets. Scheduled loan repayments are relatively stable sources of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, influence unscheduled loan prepayments.

     Deposits are Bancorp’s primary source of new funds. Total deposits were $1.224 billion at June 30, 2002, compared to $1.171 billion at December 31, 2001. At June 30, 2002, Bancorp used no brokered deposits, but we may accept such deposits in the future. We are focused on attracting deposits in the market area we serve through competitive pricing and delivery of a quality product.

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

Capital Resources

     The Federal Reserve Bank (FRB) and the Federal Deposit Insurance Corporation (FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of June 30, 2002, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     In June 2002, West Coast Bancorp issued $7.5 million of pooled Trust Preferred Securities through one issuance by a wholly-owned subsidiary grantor trust, West Coast Statutory Trust II (Trust). The sole asset of West Coast Statutory Trust II is $7.5 million principal amount 4.69% Debentures that mature in June 2032, and are redeemable prior to maturity at the option of the Company on or after June 2007. These Trust Preferred Securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. At June 30, 2002, Bancorp’s total Trust Preferred Securities was $12.5 million.

     The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The Trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the Debentures) of the Company. The Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the statutory Trust. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table summarizes the consolidated Risk Based Capital ratios of Bancorp at June 30, 2002 and December 31, 2001.

	June 30, 2002		December 31, 2001

(Dollars in thousands)	Amount	Ratio	Amount	Ratio

Tier 1 capital	$138,382	10.63%	$129,802	10.44%
Tier 1 capital minimum requirement	52,088	4.00%	49,729	4.00%

Excess Tier 1 capital	$86,294	6.63%	$80,073	6.44%

Total capital	$154,450	11.86%	$145,054	11.67%
Total capital minimum requirement	104,176	8.00%	99,458	8.00%

Excess total capital	$50,274	3.86%	$45,596	3.67%

Risk-adjusted assets	$1,302,195		$1,243,219

Leverage ratio		9.49%		9.32%
Minimum leverage requirement		3.00%		3.00%

Excess leverage ratio		6.49%		6.32%

Adjusted total assets	$1,457,561		$1,392,808

     Stockholders’ equity increased to $130.3 million at June 30, 2002, from $128.8 million at December 31, 2001, an increase of $1.5 million. The increase is due to net income, an increase in the unrealized gain on securities available for sale, offset by payments of cash dividends to stockholders, and Bancorp’s activity in its corporate stock repurchase program. During the first six months of 2002, and consistent with its capital plan, the Company repurchased approximately 442,000 shares, or approximately 2.8% of its common shares pursuant to its corporate stock repurchase program. As of June 30, 2002, approximately 331,500 shares remained available for repurchase under the corporate repurchase program. Since implementing both the corporate repurchase program and the stock repurchase plan associated with its stock option plans, in December 1998, and July 2000, respectively, the Company has repurchased approximately 2.5 million shares through June 30, 2002.

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

Lending and Credit Management

     Interest earned on the loan portfolio is the primary source of Bancorp’s income. Net loans represented 74.6% of total assets as of June 30, 2002. A certain degree of credit risk is inherent in our lending activities. Bancorp has a comprehensive risk management process to control, underwrite, monitor and manage credit risk in our loan portfolio. This risk is managed through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Credit files are examined on a sample test basis, periodically, by internal and external auditors, as well as bank regulatory examiners.

     Through the credit review function, Bancorp is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. As part of our ongoing lending process, internal risk ratings are assigned to each commercial and commercial real estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis. The credit review function independently reviews loans to ensure risk ratings are appropriate. The findings of these reviews are communicated with senior management and the Loan, Investment, and ALCO Committee, which is made up of certain directors.

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

     The composition of Bancorp’s’ loan portfolio is as follows:

	June 30, 2002		December 31, 2001

(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial	$209,797	18.7%	$198,252	18.5%
Real estate construction	105,419	9.4%	94,470	8.8%
Real estate mortgage	138,405	12.4%	113,462	10.6%
Real estate commercial	635,518	56.8%	633,216	59.2%
Installment and other consumer	46,753	4.1%	45,650	4.2%

Total loans	1,135,892	101.4%	1,085,050	101.4%
Allowance for loan losses	(16,067)	-1.4%	(15,252)	-1.4%

Total loans, net	$1,119,825	100.0%	$1,069,798	100.0%

     The composition of commercial real estate loan types based on collateral is as follows:

	June 30, 2002		December 31, 2001

(Dollars in thousands)	Amount	Percent	Amount	Percent

Assisted Living	$49,805	7.8%	$44,094	7.0%
Food Establishments	14,027	2.2%	14,716	2.3%
Hotels/Motels	80,140	12.6%	83,281	13.2%
Land Development and Raw Land	51,311	8.1%	67,610	10.7%
Manufacturing Plants	19,420	3.1%	17,958	2.8%
Medical Offices	35,934	5.7%	28,512	4.5%
Mini Storage	19,181	3.0%	18,416	2.9%
Multi-Family — 5+ Residential	78,916	12.4%	75,710	12.0%
Office Buildings	170,218	26.8%	165,870	26.2%
Other	39,868	6.3%	42,495	6.7%
Retail Facilities	76,698	12.1%	74,554	11.8%

Total real estate commercial loans	$635,518	100%	$633,216	100%

     As of June 30, 2002, the Bank had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Bank. At June 30, 2002 and December 31, 2001, Bancorp had no bankers acceptances.

Nonperforming Assets

     Nonperforming assets include nonaccrual loans, other real estate owned, and loans past due more than 90 days. Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest or principal is doubtful or when the principal or interest payment becomes 90 days past due. The current nonaccrual loans consist of a mix of commercial and commercial real estate secured loans, none of which exceed $500,000. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received.

     Nonperforming assets consist of the following:

(Dollars in thousands)	June 30, 2002	December 31, 2001

Loans on nonaccrual status	$3,593	$6,391
Loans past due greater than 90 days not on nonaccrual status	53	4
Other real estate owned	1,825	1,308

Total nonperforming assets	$5,471	$7,703

Percentage of nonperforming assets to total assets	0.36%	0.54%

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

     The evaluation of each element above and the overall allowance is based on a continuing assessment of problem loans, related off-balance sheet items, recent and historical loss experience, and other factors, including regulatory guidance and economic factors. The Bank considers historical charge-off levels in addition to existing economic conditions, and other factors, when establishing the allowance for loan losses. Management has determined that the allowance for loan losses is adequate at June 30, 2002.

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

     Executive credit management reviews these conditions quarterly in discussions with our senior credit officers and the credit review function. If any of these conditions is evidenced by a specifically identifiable problem credit or portfolio segment as of the evaluation date, management’s estimate of the effect of this condition may be reflected as a specific allowance applicable to the credit or portfolio segment. If a specifically identifiable problem credit or portfolio segment as of the evaluation date does not evidence any of these conditions, management’s evaluation of the probable loss concerning this condition is reflected in the unallocated allowance.

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

     At June 30, 2002, the Bank’s allowance for loan losses was $16.1 million, consisting of a $15.2 million formula allowance, a $.3 specific allowance and a $.7 million unallocated allowance. At December 31, 2001, our allowance for loan losses was $15.3 million, consisting of a $14.9 million formula allowance, a $.1 million specific allowance and a $.2 million unallocated allowance. The changes in the allocation of the allowance for loan losses in the first six months of 2002 were due primarily to changes in the loan portfolio and its mix, changes in our non-performing loans, and charge-offs as well as recovery activity. Strong growth in commercial and real estate commercial loans, which have a higher risk rating assigned to them in general, has caused the increase in the formula allowance. The higher allocation to the unallocated allowance reflects an increased weighting by management on the above mentioned factors describing the methodology of the unallocated allowance.

     At June 30, 2002, Bancorp’s allowance for loan loss was 1.41% of total loans, and 294% of total nonperforming assets, compared with an allowance for loan losses at December 31, 2001 of 1.41% of total loans, and 198% of total nonperforming assets.

     Changes in the allowance for loan losses are as follows:

	Six months ended	Year ended
(Dollars in thousands)	June 30, 2002	Dec. 31, 2001

Loans outstanding at end of period	$1,135,892	$1,085,050
Average loans outstanding during the period	$1,106,807	$1,017,536
Allowance for loan losses, beginning of period	$15,252	$14,244
Recoveries:
Commercial	70	205
Real Estate	5	7
Installment and consumer	51	64

Total recoveries	126	276
Loans charged off:
Commercial	1,064	1,542
Real Estate	62	310
Installment and consumer	504	698

Total loans charged off	1,630	2,550

Net loans charged off	(1,504)	(2,274)
Provision for loan losses	2,319	3,282

Allowance for loan losses, end of period	$16,067	$15,252

Ratio of net loans charged off to average loans outstanding(1)	0.36%	0.22%
Ratio of allowance for loan losses to loans outstanding at end of period	1.41%	1.41%

(1)	The ratio for the six months ended June 30, 2002 has been annualized.

     During the first six months of 2002, net loans charged off were $1.5 million, compared to $.9 million for the same period in 2001. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.27% at June 30, 2002, and 0.18% at June 30, 2001. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

     For the first six months ending June 30, 2002, the provision for loan loss exceeded the net loans charged off, reflecting management’s belief, based on the foregoing analysis, that there are additional losses inherent in the loan portfolio. There can be no assurance that the adverse impact to Bancorp, if any, of these conditions will not be in excess of the range set forth above. Readers are referred to management’s “Forward Looking Statement Disclosure” in connection with this section.

Investment Portfolio

     The carrying value of the Bank’s investment portfolio is as follows:

	June 30,	December 31,
(Dollars in thousands)	2002	2001

Investments available for sale (At fair value)
U.S. Treasury securities	$5,517	$5,490
U.S. Government agency securities	50,161	57,904
Corporate securities	23,467	21,396
Mortgage-backed securities	65,918	54,141
Obligations of state and political subdivisions	90,927	89,137
Equity and other securities	13,469	16,621

Total Investment Portfolio	$249,459	$244,689

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

Item 4. Submissions of Matters to a Vote of Security Holders.

Bancorp held its Annual Meeting of Shareholders on April 23, 2002. Below is a brief description of matters considered and voted on by shareholders and the number of votes cast for, against or withheld on such matters.

1.	Election of two directors to serve for terms expiring in 2005.

Director	Votes for	Votes withheld

Michael Bragg	12,682,649	613,066
William B. Loch	12,659,874	635,842

2.	Approval of the West Coast Bancorp 2002 Stock Incentive Plan.

Votes for	Votes against	Abstentions

7,035,397	3,570,820	2,689,500

The West Coast Bancorp 2002 Stock Incentive Plan was approved.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

10.1	West Coast Bancorp Stock Incentive Plan
10.2	Form of Option Agreement (Incentive Stock Option)
10.3	Form of Restricted Stock Agreement
99.1	Certification from CEO of West Coast Bancorp
99.2	Certification from CFO of West Coast Bancorp

(b)	During the three months ended June 30, 2002, West Coast Bancorp filed the following current report on Form 8-K:

Form 8-K dated June 26, 2002 related to the issuance of Trust Preferred Securities.

Signatures

As required by the Securities Exchange Act of 1934, this report is signed on registrant’s behalf by the undersigned authorized officers.

WEST COAST BANCORP (Registrant)
Dated: August 13, 2002	/s/ Robert D. Sznewajs

Robert D. Sznewajs Chief Executive Officer and President
Dated: August 13, 2002	/s/ Anders Giltvedt

Anders Giltvedt Executive Vice President and Chief Financial Officer