Form 10-Q
period 2002-09-30
WEST COAST BANCORP /NEW/OR/
filed 2002-11-14
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]   Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarter ended September 30, 2002 Commission file number 0-10997

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
Common Stock, No Par Value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   [X]   No   [   ]

The number of shares of Registrant’s Common Stock outstanding on October 31, 2002, was 15,413,797.

WEST COAST BANCORP
FORM 10-Q

PART I. FINANCIAL INFORMATION

Item 1.

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Dollars in thousands)	2002	2001

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$59,799	$52,960
Interest-bearing deposits in other banks	3,917	1
Federal funds sold	38,342	—

Total cash and cash equivalents	102,058	52,961
Trading assets	984	1,092
Investment securities available for sale, at fair value (amortized cost: $253,867 and $240,713)	263,159	244,689
Loans held for sale	10,797	14,023
Loans	1,138,154	1,085,050
Allowance for loan losses	(16,276)	(15,252)

Loans, net	1,121,878	1,069,798
Premises and equipment, net	27,442	29,116
Intangible assets	1,306	1,575
Other assets	20,528	22,447

Total assets	$1,548,152	$1,435,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$280,583	$224,927
Savings and interest-bearing demand	596,880	569,588
Certificates of deposit	405,258	376,918

Total deposits	1,282,721	1,171,433
Short-term borrowings	9,902	26,688
Long-term borrowings	93,000	90,500
Mandatorily redeemable trust preferred securities	12,500	5,000
Other liabilities	17,104	13,290

Total liabilities	1,415,227	1,306,911
Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY:
Preferred stock: no par value, none issued; 10,000,000 shares authorized	—	—
Common stock: no par value, 55,000,000 shares authorized; 15,481,276 and 16,025,316 shares issued and outstanding, respectively	19,352	20,032
Additional paid-in capital	74,857	82,679
Retained earnings	34,457	24,543
Deferred compensation	(829)	(878)
Accumulated other comprehensive income	5,088	2,414

Total stockholders’ equity	132,925	128,790

Total liabilities and stockholders’ equity	$1,548,152	$1,435,701

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars and shares in thousands	Three months ended Sept. 30,		Nine months ended Sept. 30,

except per shares data)	2002	2001	2002	2001

INTEREST INCOME:
Interest and fees on loans	$21,627	$21,363	$62,663	$65,189
Interest on taxable investment securities	2,286	2,476	6,922	7,618
Interest on nontaxable investment securities	881	956	2,672	2,910
Interest on deposits in other banks	26	95	60	237
Interest on federal funds sold	62	22	83	81

Total interest income	24,882	24,912	72,400	76,035
INTEREST EXPENSE:
Savings and interest-bearing demand	1,814	3,154	5,544	11,240
Certificates of deposit	3,445	5,054	11,051	16,315
Short-term borrowings	65	291	266	1,859
Long-term borrowings	1,906	1,087	4,754	3,114
Manditorily redeemable trust preferred securities	274	—	502	—

Total interest expense	7,504	9,586	22,117	32,528

NET INTEREST INCOME	17,378	15,326	50,283	43,507
Provision for loan losses	1,467	920	3,787	2,120

Net interest income after provision for loan losses	15,911	14,406	46,496	41,387
NONINTEREST INCOME:
Service charges on deposit accounts	1,563	1,497	4,675	4,470
Other service charges, commissions and fees	1,300	1,202	3,841	3,492
Trust revenue	394	422	1,301	1,319
Gains on sales of loans	899	863	2,971	2,865
Loan servicing fees	66	107	245	377
Other	42	68	956	247

Total noninterest income	4,264	4,159	13,989	12,770
NONINTEREST EXPENSE:
Salaries and employee benefits	7,421	6,684	22,136	19,316
Equipment	1,337	1,342	3,834	4,052
Occupancy	1,135	1,084	3,445	3,232
Check and other transaction processing	643	659	1,906	1,919
Professional fees	491	411	1,276	1,353
Courier and postage	501	472	1,463	1,383
Marketing	535	487	1,424	1,262
Communications	297	299	891	938
Other taxes and insurance	189	197	571	631
Printing and office supplies	160	172	521	545
Kiting charge	—	—	—	1,945
Other noninterest expense	474	774	2,767	2,349

Total noninterest expense	13,183	12,581	40,234	38,925

INCOME BEFORE INCOME TAXES	6,992	5,984	20,251	15,232
PROVISION FOR INCOME TAXES	2,339	1,876	6,831	4,718

NET INCOME	$4,653	$4,108	$13,420	$10,514

Basic earnings per share	$0.30	$0.25	$0.86	$0.65
Diluted earnings per share	$0.29	$0.25	$0.83	$0.64
Weighted average common shares	15,493	16,149	15,663	16,178
Weighted average diluted shares	16,017	16,549	16,154	16,461

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,

(Dollars in thousands)	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$13,420	$10,514
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of premises and equipment	2,486	2,750
Deferred income tax benefit	(66)	(304)
Write-down of premises and equipment	613	—
Amortization of intangibles	269	287
Provision for loan losses	3,787	2,120
Decrease (increase) in interest receivable	(170)	577
Decrease in other assets	2,155	3,025
Origination of loans held for sale	(45,836)	(55,118)
Proceeds from sales of loans held for sale	49,062	52,988
Decrease in interest payable	(74)	(500)
Increase (decrease) in other liabilities	3,888	(2,536)
Stock based compensation expense	407	405
Tax benefit associated with stock options	260	162
Decrease (increase) in trading assets	108	(123)

Net cash provided by operating activities	30,309	14,247
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	44,120	89,370
Purchase of available for sale securities	(59,915)	(84,076)
Loans made to customers greater than principal collected on loans	(55,867)	(36,206)
Net capital expenditures	(1,425)	(3,103)

Net cash used in investing activities	(73,087)	(34,015)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest bearing transaction accounts	82,948	72,283
Net increase in certificates of deposit	28,340	5,036
Proceeds from issuance of trust preferred securities	7,500	—
Proceeds from issuance of long-term borrowings	50,000	60,500
Repayment of long-term borrowings	(47,500)	(35,022)
Net decrease in short-term borrowings	(16,786)	(77,386)
Redemption and repurchase of common stock	(9,971)	(4,232)
Net proceeds from issuance of common stock	850	713
Dividends paid and cash paid for fractional shares	(3,506)	(3,301)

Net cash provided by financing activities	91,875	18,591

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	49,097	(1,177)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	52,961	60,834

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$102,058	$59,657

Supplemental cash flow information:
Cash paid in the period for:
Interest	$22,191	$33,028
Income taxes	$1,627	$6,313

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
	Common Stock		Additional			Other
(Shares and Dollars in thousands)			Paid-In	Retained	Deferred	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income	Total

BALANCE, December 31, 2000	16,415	$20,518	$87,364	$14,248	$(1,032)	$171	$121,269
Comprehensive income:
Net income	—	—	—	14,760	—	—	14,760
Other comprehensive income, net of tax:
Net unrealized investment gains	—	—	—	—	—	2,243	2,243

Other comprehensive income, net of tax	—	—	—	—	—	—	2,243

Comprehensive income	—	—	—	—	—	—	17,003

Cash dividends, $.25 per common share	—	—	—	(4,465)	—	—	(4,465)
Issuance of common stock — option plans	138	172	923	—	—	—	1,095
Redemption of common stock	(28)	(32)	(250)	—	—	—	(282)
Issuance of common stock — restricted stock plans	34	42	386	—	(428)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	582	—	582
Common stock repurchased and retired	(534)	(668)	(5,929)	—	—	—	(6,597)
Tax benefit associated with stock options	—	—	185	—	—	—	185

BALANCE, December 31, 2001	16,025	$20,032	$82,679	$24,543	$(878)	$2,414	$128,790

Comprehensive income:
Net income	$—	$—	$—	$13,420	$—	$—	$13,420
Other comprehensive income, net of tax:
Net unrealized investment gains and unrealized derivative losses	—	—	—	—	—	2,674	2,674

Other comprehensive income, net of tax	—	—	—	—	—	—	2,674

Comprehensive income	—	—	—	—	—	—	16,094

Cash dividends, $.22 per common share	—	—	—	(3,506)	—	—	(3,506)
Issuance of common stock — option plans	123	154	1,011	—	—	—	1,165
Redemption of common stock	(26)	(33)	(329)	—	19	—	(343)
Issuance of common stock — restricted stock plans	25	31	346	—	(377)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	407	—	407
Common stock repurchased and retired	(666)	(832)	(9,139)	—	—	—	(9,971)
Expense associated with accelerated vesting	—	—	29	—	—	—	29
Tax benefit associated with stock options	—	—	260	—	—	—	260

BALANCE, September 30, 2002	15,481	$19,352	$74,857	$34,457	$(829)	$5,088	$132,925

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002, or other future periods.

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

     At this time, the Company does not expect a material impact from adopting the provisions of SFAS No. 145 and No. 146, on the Company’s Company’s consolidated financial position or results of operations.

     In September 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement removes acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method, and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. As a result, the requirement in SFAS No. 72 to recognize (and subsequently amortize) any excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired as an unidentifiable intangible asset no longer applies to acquisitions within the scope of this Statement.

     In addition, this Statement amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. Consequently, those intangible assets are subject to the same undiscounted cash flow recoverability test and impairment loss recognition and measurement provisions that SFAS No. 144 requires for other long-lived assets that are held and used.

     This statement is effective for acquisitions under the purchase method for which the date of acquisition is on or after October 1, 2002. The provisions in this statement related to accounting for the impairment or disposal of certain long-term customer-relationship intangible assets are effective on October 1, 2002. Transition provisions for previously recognized unidentifiable intangible assets are effective on October 1, 2002, with earlier application permitted. The Company believes there will be no current impact of adopting the provisions of this statement on its financial statements.

3. STOCKHOLDERS’ EQUITY

     The Board of Directors declared a quarterly cash dividend of $.0775 per share during the third quarter of 2002 and $.0725 per share during the third quarter of 2001.

4. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(Dollars in thousands)	2002	2001	2002	2001

Net income as reported	$4,653	$4,108	$13,420	$10,514
Unrealized gains on securities:
Unrealized holding gains arising during the period	4,139	3,119	5,316	6,566
Tax provision	(1,627)	(1,225)	(2,089)	(2,580)

Comprehensive income from securities, net of tax	2,512	1,894	3,227	3,986
Unrealized losses on derivatives:
Unrealized holding losses on derivatives arising during the period	(740)	—	(911)	—
Tax benefit	291	—	358	—

Comprehensive loss from derivatives, net of tax	(449)	—	(553)	—

Total comprehensive income	$6,716	$6,002	$16,094	$14,500

     Bancorp currently uses two single interest-rate swaps to convert its variable rate Trust Preferred Securities to fixed rates. These swaps were entered into concurrently with the issuance of the Trust Preferred Securities. The swaps are accounted for as cash flow hedges under SFAS No. 133. The fair value of Bancorp’s swaps was an unrealized loss of $.9 million at September 30, 2002. This unrealized loss is reflected in other assets on the consolidated balance sheet, as well as in comprehensive income in the consolidated statement of changes in stockholders’ equity.

5. EARNINGS PER SHARE

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

(Dollars and shares in thousands, except per share data)	Net Income	Weighted Average Shares	Per Share Amount

	Three months ended September 30, 2002

Basic earnings	$4,653	15,493	$0.30
Common stock equivalents from:
Stock options		492
Restricted stock		32

Diluted earnings	$4,653	16,017	$0.29

	Three months ended September 30, 2001

Basic earnings	$4,108	16,149	$0.25
Common stock equivalents from:
Stock options		371
Restricted stock		29

Diluted earnings	$4,108	16,549	$0.25

	Net Income	Weighted Average Shares	Per Share Amount

	Nine months ended September 30, 2002

Basic earnings	$13,420	15,663	$0.86
Common stock equivalents from:
Stock options		447
Restricted stock		44

Diluted earnings	$13,420	16,154	$0.83

	Nine months ended September 30, 2001

Basic earnings	$10,514	16,178	$0.65
Common stock equivalents from:
Stock options		252
Restricted stock		31

Diluted earnings	$10,514	16,461	$0.64

     For the periods reported, Bancorp had no reconciling items between net income and income available to common stockholders.

6. PREMISES AND EQUIPMENT

     The following table presents the amounts of premises and equipment:

(Dollars in thousands)	September 30, 2002	December 31, 2001

Land	$4,796	$4,859
Buildings and improvements	22,900	23,318
Furniture and equipment	23,179	25,655
Construction in progress	221	593

	51,096	54,425
Accumulated depreciation	(23,654)	(25,309)

Total	$27,442	$29,116

     The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists. During the first quarter of 2002, the Company disposed of antiquated computer and printer related equipment with a net book value of $258,000. In addition, during the first quarter of 2002 the Company sold a house and an administration building in Shelton, Washington. A branch location in Lincoln County, Oregon was also examined and found to be impaired under the guidance provided in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The amount of impairment loss relating to this building was $355,000. In the first quarter of 2002, the Company recognized a total of $613,000 of expenses in other noninterest expense related to these fixed asset write-offs and impairment charges. The fair value of the properties was based on pending sale prices and independent appraisals. No impairment write-downs occurred in 2001.

7. ALLOWANCE FOR LOAN LOSSES

     The following tables represent activity in the allowance for loan losses for the three and nine months ended September 30, 2002, and 2001:

	Three months ending

(Dollars in thousands)	September 30, 2002	September 30, 2001

Balance at beginning of period	$16,067	$14,558
Provision for loan losses	1,467	920
Loans charged off	(1,322)	(849)
Recoveries	64	17

Balance at end of period	$16,276	$14,646

	Nine months ending

(Dollars in thousands)	September 30, 2002	September 30, 2001

Balance at beginning of period	$15,252	$14,244
Provision for loan losses	3,787	2,120
Loans charged off	(2,951)	(1,919)
Recoveries	188	201

Balance at end of period	$16,276	$14,646

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

(Dollars in thousands)	Three months ended September 30, 2002

	Banking	Other	Intersegment	Consolidation

Interest income	$24,862	$230	$(210)	$24,882
Interest expense	7,367	347	(210)	7,504

Net interest income	17,495	(117)	—	17,378

Provision for loan loss	1,467	—	—	1,467
Noninterest income	3,907	396	(39)	4,264
Noninterest expense	12,779	443	(39)	13,183

Income before income taxes	7,156	(164)	—	6,992
Provision (benefit) for income taxes	2,405	(66)	—	2,339

Net income (loss)	$4,751	$(98)	$—	$4,653

Depreciation and amortization	$890	$—	$—	$890
Assets	$1,546,760	$26,261	$(24,869)	$1,548,152
Loans, net	$1,121,878	$12,500	$(12,500)	$1,121,878
Deposits	$1,294,172	$—	$(11,451)	$1,282,721
Equity	$135,322	$1,137	N/A	$132,925

(Dollars in thousands)	Three months ended September 30, 2001

	Banking	Other	Intersegment	Consolidation

Interest income	$24,889	$41	$(18)	$24,912
Interest expense	9,604	—	(18)	9,586

Net interest income	15,285	41	—	15,326

Provision for loan loss	920	—	—	920
Noninterest income	3,774	424	(39)	4,159
Noninterest expense	12,205	415	(39)	12,581

Income before income taxes	5,934	50	—	5,984
Provision for income taxes	1,857	19	—	1,876

Net income	$4,077	$31	$—	$4,108

Depreciation and amortization	$1,017	$—	$—	$1,017
Assets	$1,384,202	$8,070	$(6,690)	$1,385,582
Loans, net	$1,020,053	$—	$—	$1,020,053
Deposits	$1,160,112	$—	$(6,185)	$1,153,927
Equity	$122,251	$2,621	N/A	$129,516

(Dollars in thousands)	Nine months ended September 30, 2002

	Banking	Other	Intersegment	Consolidation

Interest income	$72,331	$471	$(402)	$72,400
Interest expense	21,873	646	(402)	22,117

Net interest income	50,458	(175)	—	50,283

Provision for loan loss	3,787	—	—	3,787
Noninterest income	12,802	1,306	(119)	13,989
Noninterest expense	39,084	1,269	(119)	40,234

Income before income taxes	20,389	(138)	—	20,251
Provision (benefit) for income taxes	6,887	(56)	—	6,831

Net income (loss)	$13,502	$(82)	$—	$13,420

Depreciation and amortization	$2,755	$—	$—	$2,755
Assets	$1,546,760	$26,261	$(24,869)	$1,548,152
Loans, net	$1,121,878	$12,500	$(12,500)	$1,121,878
Deposits	$1,294,172	$—	$(11,451)	$1,282,721
Equity	$135,322	$1,137	N/A	$132,925

(Dollars in thousands)	Nine months ended September 30, 2001

	Banking	Other	Intersegment	Consolidation

Interest income	$75,961	$113	$(39)	$76,035
Interest expense	32,567	—	(39)	32,528

Net interest income	43,394	113	—	43,507

Provision for loan loss	2,120	—	—	2,120
Noninterest income	11,559	1,324	(113)	12,770
Noninterest expense	37,780	1,258	(113)	38,925

Income before income taxes	15,053	179	—	15,232
Provision for income taxes	4,650	68	—	4,718

Net income	$10,403	$111	$—	$10,514

Depreciation and amortization	$3,033	$4	$—	$3,037
Assets	$1,384,202	$8,070	$(6,690)	$1,385,582
Loans, net	$1,020,053	$—	$—	$1,020,053
Deposits	$1,160,112	$—	$(6,185)	$1,153,927
Equity	$122,251	$2,621	N/A	$129,516

Item 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward Looking Statement Disclosure

     This Quarterly Report may contain statements regarding future events or performance that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, the effect of changes in interest rates and the yield curve and their effect on Company net interest income and fee income, the adequacy of loan loss reserves, forecasts of future expenses and productivity, evaluation of market conditions, the outcome of legal proceedings, or plans for distribution, product or service development or expansion. Forward-looking statements are subject to risks and uncertainties that may cause actual results to be quite different from those expressed or implied by the forward-looking statements. Factors that could cause actual results to differ include, among others, risks discussed in this Quarterly Report and in Bancorp’s other reports filed with the Securities and Exchange Commission, as well as the following: changes in general economic conditions, whether national or regional, that could affect the demand for loans or lead to increased loan losses; competitive factors, including increased competition with community, regional, and national financial institutions, that may lead to pricing pressures on rates Bancorp charges on loans and pays on deposits or to reduced demand for our products and services; changes in interest rates that could result in decreased net interest margin; loss of customers of greatest value to Bancorp; changing business conditions in the banking industry; changes in the bank regulatory environment or new legislation; changes in vendor quality; and changes in technology or required investments in technology. Readers are cautioned not to place undue reliance on forward-looking statements. Bancorp disclaims any obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

Results of Operations

Three months ended September 30, 2002 and 2001

     Net Income. Bancorp reported net income of $4.65 million, or $.29 per diluted share, for the three months ended September 30, 2002, compared to $4.11 million, or $.25 per diluted share, for the three months ended September 30, 2001. Net interest income increased to $17.4 million in the third quarter of 2002 compared to $15.3 million for the same period in 2001, an increase of $2.1 million or 13%. The increase in net interest income continues to be driven by higher loan balances, higher loan fees, and improved deposit mix, as well as improved net interest spread generated from significantly lower costs of interest bearing liabilities. Noninterest income increased $.1 million or 3% to $4.3 million in the third quarter of 2002 compared to $4.2 million in the same period in 2001. The increase in noninterest income is due in part to higher revenues generated from service charges on deposit accounts and other service charges, commissions and fees, as well as increased gains on sales of loans. Third quarter 2002 non-interest expense at $13.2 million increased by $.6 million or slightly less than 5% compared to the third quarter of 2001. Salary and employee benefit expense increased $.7 million from the same quarter in 2001, due to higher performance-based compensation and employee benefit expenses, as well as continued investments in business banking and new branches. Combined, all other non-interest expense categories declined 2% compared to the third quarter of 2001.

     Net Interest Income. Net interest income is the difference between interest income (principally from loans and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume and net interest spread. Volume is the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread is the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin is net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities. Bancorp’s profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Our balance sheet is currently liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest, or a flattening or inverted interest rate yield curve, could adversely affect our net interest income. A steepening interest rate yield curve may slightly improve net interest income. Further, the effects of a flat yield curve could more adversely affect net interest income than any benefits received from a decreasing rate environment. Competition, the economy, and the interest rate environment also impact Bancorp’s net interest income in any period.

     Net interest income on a tax equivalent basis for the three months ended September 30, 2002, increased 13% to $17.9 million from $15.8 million for the same period in 2001. The increase was mainly due to increased average loan balances and decreases in rates paid on interest bearing liabilities, offset in part by a decrease in yields on average earning assets. Average yields on earning assets decreased to 7.06% in the third quarter of 2002 from 7.84% in 2001. Average interest earning assets increased $137.6 million, or 10.7%, to $1.42 billion in the third quarter of 2002, from $1.29 billion for the same period in 2001. Average rates paid on interest bearing liabilities decreased 100 basis points in the third quarter of 2002, to 2.65% from 3.65% for the like period in 2001. Mainly due to a decrease in rates paid on interest bearing liabilities, the average net interest spread increased from 4.19% in the third quarter of 2001 to 4.41% in the third quarter of 2002. Bancorp’s net interest margin for the three months ended September 30, 2002, was 4.97%, an increase of 9 basis points from 4.88% for the comparable period of 2001. The increases in Bancorp’s net interest margin and related spreads are due mainly to a decreasing interest rate environment, a shift in earning assets, and a favorable change in deposit mix.

     Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended		Increase	Percentage
(Dollars in thousands)	September 30,		(Decrease)	Change

	2002	2001	2002-2001	2002-2001

Interest and fee income (1)	$25,357	$25,426	$(69)	-0.3%

Interest expense	7,504	9,586	(2,082)	-21.7%

Net interest income (1)	$17,853	$15,840	$2,013	12.7%
Average interest earning assets	$1,424,335	$1,286,726	$137,609	10.7%
Average interest bearing liabilities	$1,123,344	$1,042,669	$80,675	7.7%
Average interest earning assets/ Average interest bearing liabilities	126.8%	123.4%	3.4%
Average yields earned (1)	7.06%	7.84%	-0.78%
Average rates paid	2.65%	3.65%	-1.00%
Net interest spread (1)	4.41%	4.19%	0.22%
Net interest margin (1)	4.97%	4.88%	0.09%

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

These ratios for the three months ended September 30, 2002 and 2001 have been annualized where appropriate.

     Provision for Loan Loss. Bancorp recorded provisions for loan losses for the third quarter of 2002 and 2001 of $1,467,000 and $920,000, respectively. Net charge-offs for the third quarter of 2002 were $1,259,000, compared to net charge-offs of $832,000 for the same period in 2001. Net charge-offs were concentrated in commercial and unsecured consumer credit portfolios. Annualized net charge-offs for the third quarter 2002 were 0.44% of average loans, compared to 0.32% in the same period last year. At September 30, 2002, non-performing assets were 0.41% of total assets, compared to 0.47% one year earlier. Bancorp’s allowance for loan losses as a percentage of total loans was 1.43% at September 30, 2002, compared to 1.42% at September 30, 2001. The increase in the provision in the third quarter of 2002 over the third quarter of 2001 is primarily due to changes in the risk characteristics of the loan portfolio, and higher net loan charge-offs in the third quarter of 2002. The provision for loan loss is recorded to bring the allowance for loan losses to an amount considered appropriate by management based on factors which are described in the “Lending and Credit Management” and “Allowance for Loan Losses” sections of this report.

     Noninterest Income. Noninterest income for the third quarter of 2002 increased 2.5% to $4.3 million, compared to $4.2 million in the like period in 2001. Service charges on deposit accounts increased $65,000 to $1.6 million in the third quarter of 2002, a 4.4% increase over the same period in 2001, caused mainly by increases in customer activity and a lower earnings credit. Other service charges, commissions, and fees were $1.3 million in the third quarter of 2002, an increase of 8% over the third quarter of 2001. The increase was partly due to improved revenue from brokerage activities. Also, gains on sales of loans increased 4.2% to $899,000 in the third quarter of 2002, compared to $863,000 in the same period of 2001. Gains on sales of loans increased slightly due to continued strong single family residential loan production. Trust revenue decreased slightly during the third quarter of 2002, as compared to the same period in 2001, mainly due to a decrease in the market value of the asset portfolio managed. Loan servicing fees decreased in 2002 compared to the like period in 2001 due to a decrease in the balances of loans serviced for others. Other noninterest income decreased slightly in the third quarter of 2002, compared to 2001. No securities were sold in the third quarter of 2002 and 2001.

     Noninterest Expense. Noninterest expense for the third quarter ended September 30, 2002 was $13.2 million, an increase of $.6 million compared to $12.6 million in core noninterest expense for the same period in 2001. The increased noninterest expense in the third quarter of 2002 compared to the same period in 2001 was due to higher variable and performance-based compensation and employee benefit expenses, as well as investments in the business banking unit and new branches.

     Bancorp’s compensation and employee benefits increased $.7 million, or 11%, to $7.4 million in the third quarter of 2002, from $6.7 million for the like period in 2001. The increase in compensation expense is primarily due to higher revenue based, variable and performance-based compensation for certain business units, including the residential mortgage group, increased investments in personnel for the business banking unit and new branches. For the quarter ending September 30, 2002, Bancorp employed 560 full time equivalent employees compared to 528 at September 30, 2001. Bancorp has continued to expand its products, services, and branch network over the previous year.

     Equipment expense decreased .4% in the third quarter of 2002 over 2001. This decrease is due to multiple factors, including a decrease in equipment depreciation expense associated with a decrease in capital investments in equipment, and a shift to using more software and third party based product delivery. Occupancy expenses increased 4.7% in the third quarter of 2002 compared to the same period in 2001. Branch lease expense increased in the third quarter of 2002 compared to the same period in 2001 due to yearly increases in lease expenses and lease expense associated with two new branches, one in Hillsboro, OR and the other in Beaverton, OR. Check and other transaction processing fees decreased slightly in the third quarter of 2002 compared to 2001. Professional fees incurred for services from outside consultants, accountants, directors and attorneys, increased over 19% in the third quarter of 2002, compared to the third quarter of 2001. This increase was due primarily to costs incurred in the third quarter of 2002 related to increased expenses of loan collection and property foreclosure. Courier and postage expense increased over 6% in the third quarter as new customers take advantage of courier services. Marketing expenses increased 10% in the third quarter of 2002 over the same period in 2001.

     Communication expense remained flat in the third quarter of 2002 compared to 2001. Printing and office supply expense decreased over 7% in the third quarter of 2002 compared to the same period in 2001. Other noninterest expenses were reduced in the quarter ended September 30, 2002, compared to the previous year.

Nine months ended September 30, 2002 and 2001

     Net Income. Bancorp reported net income of $13.4 million, or $.83 per diluted share, for the nine months ended September 30, 2002, compared to core net income of $11.7 million, or $.71 per diluted share, for the nine months ended September 30, 2001. Including a non-recurring kiting charge of $1.2 million, after tax, in the second quarter of 2001, net income for the nine months ended September 30, 2001 was $10.5 million, or $.64 per diluted share. In the first nine months of 2002, net interest income increased to $50.3 million from $43.5 million for the same period in 2001, a 15.6% increase. The increase in net interest income continues to be primarily driven by higher loan balances as well as improved net interest spread generated from significantly lower costs of interest bearing liabilities. Noninterest income increased $1.2 million, or 9.5%, in the first nine months of 2002 compared to the same period in 2001, due in part to a $.6 million gain on sale of a property in Lincoln County, Oregon, as well as higher revenues generated from service charges on deposit accounts and other service charges, commissions, and fees. Excluding the kiting charge of $1.9 million pretax, in the second quarter of 2001, and a charge of $.6 million related to previously noted fixed asset write-offs and building impairment charges in the first quarter of 2002, noninterest expense increased $2.7 million, or 7.1% in the first nine months of 2002 compared to the first nine months of 2001, primarily due to higher variable compensation expense.

     Net Interest Income. Net interest income on a tax equivalent basis for the nine months ended September 30, 2002, increased $8.2 million or just under 19% to $51.7 million from $43.5 million for the same period in 2001. The increase was mainly due to increased average loan balances and a significant decrease in rates paid on interest bearing liabilities, offset in part by a decrease in yields on average earning assets. Average yields on earning assets decreased to 7.13% for the nine months ended September 30, 2002 from 8.19% in 2001. Average interest earning assets increased $117.5 million, or 9.3%, to $1.38 billion in the nine months ended September 30, 2002, from $1.27 billion for the same period in 2001. Average rates paid on interest bearing liabilities decreased 153 basis points for the nine months ended September 30, 2002, to 2.67% from 4.20% for the like period in 2001. Mainly due to the decrease in rates paid on interest bearing liabilities, the average net interest spread increased from 3.99% in 2001 to 4.46% in the nine months ended September 30, 2002. Bancorp’s net interest margin for the nine months ended September 30, 2002, was 4.99%, an increase of 24 basis points from 4.75% for the comparable period of 2001. The increases in Bancorp’s net interest margin and related spreads are due mainly to a decreasing interest rate environment, a shift in earning assets, and a favorable change in deposit mix.

	Nine months ended		Increase	Percentage
(Dollars in thousands)	September 30,		(Decrease)	Change

	2002	2001	2002-2001	2002-2001

Interest and fee income (1)	$73,838	$76,035	($2,197)	-2.9%
Interest expense	22,117	32,528	(10,411)	-32.0%

Net interest income (1)	$51,721	$43,507	$8,214	18.9%
Average interest earning assets	$1,384,891	$1,267,378	$117,513	9.3%
Average interest bearing liabilities	$1,109,068	$1,035,916	$73,152	7.1%
Average interest earning assets/ Average interest bearing liabilities	124.9%	122.3%	2.6%
Average yields earned (1)	7.13%	8.19%	-1.06%
Average rates paid	2.67%	4.20%	-1.53%
Net interest spread (1)	4.46%	3.99%	0.47%
Net interest margin (1)	4.99%	4.75%	0.24%

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

These ratios for the nine months ended September 30, 2002 and 2001 have been annualized where appropriate.

     Provision for Loan Losses. Bancorp recorded provisions for loan losses for the first nine months of 2002 and 2001 of $3.8 million and $2.1 million, respectively. Net charge-offs for the first nine months of 2002 were $2.8 million, compared to net charge-offs of $1.7 million for the same period in 2001. The increase in net charge-offs in the period was primarily in the commercial and unsecured consumer credit areas. At September 30, 2002, non-performing assets were 0.41% of total assets, compared to 0.47% one year earlier. Bancorp’s allowance for loan losses, as a percentage of total loans was 1.43% at September 30, 2002, compared to 1.42% at September 30, 2001. The increase in the provision in the first nine months of 2002 over the same period in 2001 is mainly due to changes in the risk characteristics of the loan portfolio, and increased net loan charge-offs. The provision for loan loss is recorded to bring the allowance for loan losses to an amount considered appropriate by management based on factors which are described in the “Lending and Credit Management” and “Allowance for Loan Losses” sections of this document.

     Noninterest Income. Noninterest income for the first nine months of 2002 was $14.0 million, compared to $12.8 million in the like period in 2001. Gains on sales of loans increased slightly to $2.9 million in the first nine months of 2002 compared to $2.8 million in the like period in 2001. Service charges on deposit accounts increased to $4.7 million in the period, a nearly 5% increase over the same period in 2001, caused mainly by increased customer activity and a lower earnings credit offset by a decrease in non-sufficient fund charges. Other service charges, commissions, and fees were $3.8 million in the first nine months of 2002, an increase of 10% over the first nine months of 2001. The increase was mainly due to improved revenue from bankcard services and brokerage activities. In the first nine months of 2002, fees from investment sales to customers increased over 9%, compared to the first nine months of 2001. Trust revenue decreased slightly during the first nine months of 2002, as compared to the same period in 2001. Loan servicing fees decreased in 2002 compared to the like period in 2001 due to a decrease in the balances of loans serviced for others. Other noninterest income increased $.7 million in the first nine months of 2002 compared to 2001, primarily due to a $.6 million gain on sale of the Lincoln County, Oregon property. No securities were sold in the first three quarters of 2002 and 2001.

     Noninterest Expense. Noninterest expense for the first nine months ended September 30, 2002 was $40.2 million, an increase of $1.3 million over the same period in 2001, primarily due to higher variable compensation expense. The nine months ended 2002 includes a charge of $.6 million related to previously noted fixed asset write-offs and building impairment charges in the first quarter of 2002. The first nine months of 2001 includes a kiting charge of $1.9 million, pretax. Excluding this charge, noninterest expense increased $3.3 million.

     Bancorp’s compensation and employee benefit expenses increased $2.8 million, or 14.6%, to $22.1 million in the first nine months of 2002, from $19.3 million for the like period in 2001. The increase in compensation expense is primarily due to higher variable and performance-based compensation. Bancorp has also continued to invest in business banking and branch related personnel. Benefits expense increased approximately 11% in the nine month period.

     Equipment expense decreased more than 5% in the first nine months of 2002 over the like period in 2001. This decrease is due to multiple factors, including a decrease in equipment depreciation expense associated with a decrease in capital investments in equipment, and a shift to using more software and third party based product delivery. The Company’s equipment depreciation, maintenance, and repair expense decreased due to increased utilization of third party vendors for equipment as well as write-offs of obsolete equipment which in turn decreased depreciation expense. Occupancy expenses were up slightly over 6% in the first nine months of 2002 compared to the same period in 2001 primarily due to increased lease expense offset by a decrease in maintenance and repair in 2002 compared to 2001.

     Check and other transaction processing fees remained flat in the first nine months of 2002 compared to 2001. Professional fees incurred for services from directors, outside consultants, accountants, and attorneys, declined just under 6% to $1.3 million in the first nine months of 2002, compared to $1.4 million in the first three quarters of 2001. This decrease was due primarily to costs incurred in the first nine months of 2001 related to the utilization of outside consultants to define strategy and streamline the product line and processes. Marketing expenses increased nearly 13% in the first nine months of 2002 over the same period in 2001 due to a more active marketing calendar in 2002.

     Communication expense decreased slightly in the first nine months of 2002 compared to 2001, due to certain credits received in the negotiation of contracts and improved utilization of communication technology and data lines. Other loan expense increased in the first nine months of 2002 compared to 2001, due to increased loan origination expenses related to home equity based products. Printing and office supply expense decreased slightly in the first nine months of 2002 compared to the same period in 2001.

Income Taxes

     During the first nine months of 2002, due to an increase in net income before taxes and changes in the mix of taxable and nontaxable income items, the provision for income taxes increased from the first nine months of 2001.

Investment Portfolio

     The investment portfolio increased $18 million in the first nine months ended September 30, 2002 compared to December 31, 2001. The increase was mainly in mortgage-backed securities as the bank increased its investments in mortgage backed securities providing monthly cash flow, liquidity and attractive spreads. The composition and carrying value of the Bank’s investment portfolio is as follows:

	September 30,	December 31,
(Dollars in thousands)	2002	2001

Investments available for sale (At fair value)
U.S. Treasury securities	$5,579	$5,490
U.S. Government agency securities	53,982	57,904
Corporate securities	23,747	21,396
Mortgage-backed securities	74,612	54,141
Obligations of state and political subdivisions	89,291	89,137
Equity and other securities	15,948	16,621

Total Investment Portfolio	$263,159	$244,689

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

     Deposits are Bancorp’s primary source of funds. Total deposits were $1.283 billion at September 30, 2002, compared to $1.171 billion at December 31, 2001. At September 30, 2002, Bancorp used no brokered deposits, but we may accept such deposits in the future. We are focused on attracting deposits in the market area we serve through competitive pricing and delivery of a quality product. The composition of Bancorp’s deposits is as follows:

	September 30,		December 31,
	2002		2001

(Dollars in thousands)	Amount	Percent	Amount	Percent

Demand	$280,583	22%	$224,927	19%
Savings and interest bearing demand	596,880	46%	569,588	49%
Certificates of deposit	405,258	32%	376,918	32%

Total deposits	$1,282,721	100%	$1,171,433	100%

     Management anticipates that Bancorp will continue relying on customer deposits, maturity of investment securities, sales of available for sale securities, loan sales, loan repayments, net income, trust preferred securities, Federal Funds markets, FHLB, and other borrowings to provide liquidity. Deposit balances might be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition, and other factors. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to better match maturities or repricing intervals of assets. The sources of such funds might include Federal Funds purchased, repurchase agreements, and borrowings from the FHLB.

     As of September 30, 2002 other borrowings had the following times remaining to contractual maturity

		Due after
(Dollars in thousands)	Due in three months or less	three months through one year	Due after one year through five years	Due after five years	Total

Short-term borrowings	$—	$—	$—	$—	$—
Long-term borrowings (1)	—	—	93,000	—	93,000

Total borrowings	$—	$—	$93,000	$—	$93,000

(1)	Based on contractual maturities.

Capital Resources

     The Federal Reserve Bank (FRB) and the Federal Deposit Insurance Corporation (FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of September 30, 2002, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     In June 2002, West Coast Bancorp issued $7.5 million of pooled Trust Preferred Securities through one issuance by a wholly-owned subsidiary grantor trust, West Coast Statutory Trust II (Trust II). The sole asset of Trust II is $7.5 million principal amount 4.69% Debentures that mature in June 2032, and are redeemable prior to maturity at the option of the Company on or after June 2007. These Trust Preferred Securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. At September 30, 2002, Bancorp’s total outstanding Trust Preferred Securities was $12.5 million.

     The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. Trust II used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the Junior Debentures) of the Company. The Junior Debentures are the sole assets of the Trust and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company’s obligations under the Junior Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the statutory Trust. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table summarizes the consolidated Risk Based Capital ratios of Bancorp at September 30, 2002 and December 31, 2001.

(Dollars in thousands)	September 30, 2002		December 31, 2001

	Amount	Ratio	Amount	Ratio

Tier 1 capital	$139,031	10.62%	$129,802	10.44%
Tier 1 capital minimum requirement	52,381	4.00%	49,729	4.00%

Excess Tier 1 capital	$86,650	6.62%	$80,073	6.44%

Total capital	$155,306	11.86%	$145,054	11.67%
Total capital minimum requirement	104,762	8.00%	99,458	8.00%

Excess total capital	$50,544	3.86%	$45,596	3.67%

Risk-adjusted assets	$1,309,524		$1,243,219

Leverage ratio		9.23%		9.32%
Minimum leverage requirement		3.00%		3.00%

Excess leverage ratio		6.23%		6.32%

Adjusted total assets	$1,505,842		$1,392,808

     Stockholders’ equity increased to $132.9 million at September 30, 2002, from $128.8 million at December 31, 2001, an increase of $4.1 million. The increase is due to net income, an increase in the unrealized gain on securities available for sale, offset by payments of cash dividends to stockholders and Bancorp’s activity in its corporate stock repurchase program. During the first nine months of 2002, and consistent with its capital plan, the Company repurchased approximately 665,800 shares, or approximately 4.3% of its common shares pursuant to its corporate stock repurchase program. In September of 2002, Bancorp expanded its common stock repurchase program by 1 million shares. As of September 30, 2002, approximately 1.1 million shares remained available for repurchase under the corporate repurchase program. Since implementing both the now discontinued stock repurchase plan associated with its stock option plans in December 1998, and the corporate repurchase program in July 2000, the Company had repurchased approximately 2.7 million shares through September 30, 2002.

Critical Accounting Policies

     We have identified our most critical accounting policy to be that related to the allowance for loan loss. Bancorp’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries. Size and complexity of individual loans in relation to lending officer’s background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodology. As we add new products, increase complexity of the portfolio, and expand our geographic coverage, we intend to enhance and adapt our methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could affect the calculation of the allowance for loan loss in any given period. Management believes that our systematic methodology continues to be appropriate given our size and level of complexity.

     This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2001.

Lending and Credit Management

     Interest earned on the loan portfolio is the primary source of Bancorp’s income. Net loans represented 72.5% of total assets as of September 30, 2002. A certain degree of credit risk is inherent in our lending activities. Bancorp has a comprehensive risk management process to control, underwrite, monitor and manage credit risk in our loan portfolio. This risk is managed through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Credit files are examined on a sample test basis, periodically, by the internal credit review department, internal and external auditors, as well as bank regulatory examiners.

     Through the credit review function, Bancorp is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. As part of our ongoing lending process, internal risk ratings are assigned to each commercial and commercial real estate credit before the funds are advanced to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis. The credit review function independently reviews loans to ensure risk ratings are appropriate. The findings of these reviews are communicated with senior management, the Audit Committee and the Loan, Investment, and ALCO Committee, which is made up of certain directors.

     Bancorp strives to serve the credit needs of its service areas; the primary focus is on real estate related and commercial credits. We make substantially all our loans to customers located within our service areas.

     A risk of nonpayment exists with respect to all loans, and certain specific types of risks are associated with different types of loans. As a result of the nature of our customer base and the growth experienced in the market areas served, real estate is frequently a material component of collateral for Bancorp’s loans. The expected source of repayment of these loans is generally the cash flow of the project, operations of the borrower’s business, personal income or net worth. Risks associated with real estate loans include fluctuating land values, local and national economic conditions, changes in tax policies, and a concentration of loans within any one area. Due to the concentration of Bancorp’s real estate collateral, adverse developments with respect to the above risks could have a significant adverse impact on the value of Bancorp’s collateral and a negative impact on earnings.

     The composition of Bancorp’s loan portfolio is as follows:

(Dollars in thousands)	September 30, 2002		December 31, 2001

	Amount	Percent	Amount	Percent

Commercial	$203,633	18.2%	$198,252	18.5%
Real estate construction	117,194	10.4%	94,470	8.8%
Real estate mortgage	141,203	12.6%	113,462	10.6%
Real estate commercial	628,529	56.0%	633,216	59.2%
Installment and other consumer	47,595	4.1%	45,650	4.2%

Total loans	1,138,154	101.5%	1,085,050	101.4%
Allowance for loan losses	(16,276)	-1.5%	(15,252)	-1.4%

Total loans, net	$1,121,878	100.0%	$1,069,798	100.0%

     The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands)	September 30, 2002		December 31, 2001

	Amount	Percent	Amount	Percent

Assisted Living	$43,754	7.0%	$44,094	7.0%
Food Establishments	14,107	2.2%	14,716	2.3%
Hotels/Motels	73,069	11.6%	83,281	13.2%
Land Development and Raw Land	11,242	1.8%	11,662	1.8%
Manufacturing Plants	14,805	2.4%	17,958	2.8%
Medical Offices	32,123	5.1%	28,544	4.5%
Mini Storage	17,553	2.8%	18,416	2.9%
Multi-Family - 5+ Residential	65,800	10.5%	65,710	10.4%
Office Buildings	139,419	22.2%	136,399	21.5%
Retail Facilities	73,611	11.7%	74,554	11.8%
Other	143,046	22.8%	137,882	21.8%

Total real estate commercial loans	$628,529	100%	$633,216	100%

     As of September 30, 2002, the Bank had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral as comparable loans made to other customers of the Bank. At September 30, 2002 and December 31, 2001, Bancorp had no bankers acceptances.

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

     Nonperforming assets consist of the following:

(Dollars in thousands)	September 30, 2002	December 31, 2001

Loans on nonaccrual status	$3,977	$6,391
Loans past due greater than 90 days not on nonaccrual status	92	4
Other real estate owned	2,374	1,308

Total nonperforming assets	$6,443	$7,703

Percentage of nonperforming assets to total assets	0.41%	0.54%

     See “Allowance for Loan Losses” for further discussion on the loan portfolio.

Allowance for Loan Losses

     A loan loss allowance has been established to provide coverage for probable losses inherent in the Bank’s loan portfolio. Management evaluates the allowance based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which include:

- The formula allowance,

- Specific allowances for identified problem loans and portfolio segments and

- The unallocated allowance.

     The evaluation of each element above and the overall allowance is based on a continuing assessment of problem loans, related off-balance sheet items, recent and historical loss experience, and other factors, including regulatory guidance and economic factors. The Bank considers historical charge-off levels in addition to existing economic conditions, and other factors, when establishing the allowance for loan losses. Management has determined that the allowance for loan losses is adequate at September 30, 2002.

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

Loss factors are described as follows:

-	Problem graded loan loss factors are obtained from historical loss experience, and other relevant factors including trends in past dues, non-accruals, and risk rating changes.

-	Pooled loan loss factors, for loans not individually graded, are based on expected net charge-offs and other factors, including trends in past dues, collateral values, and levels of other real estate owned. Pooled loans are loans and leases that are homogeneous in nature, such as consumer installment and residential mortgage loans.

     Specific allowances are established where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different than the amount determined by the application of the formula allowance. The Bank separately analyzes the carrying value of impaired loans to determine whether the carrying value is less than or equal to the present value of expected cash flows, the loan’s observable market price or the appraised collateral value of the loan. In most evaluations of impaired credits the Bank basis for impairment is based on the collateral of the loan. In determining impairment, the Bank follows SFAS 114 and 118, “Accounting by Creditors for Impairment of a Loan”.

     During our normal loan review procedures, a loan is considered impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is usually not considered impaired during a period of minimal delay (less than 90 days). Impaired loans are measured based on the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent or the present value of expected future cash flows, discounted at the loan’s effective interest rate. Leases and certain large groups of smaller balance homogeneous loans, that are collectively measured for impairment, are excluded. The difference between the carry amount and the impaired loan measurement are charged to the allowance if management believes after considering economic and business conditions, collection efforts, collateral position, and the borrower’s financial condition, that collection of principal is not probable.

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

     At September 30, 2002, the Bank’s allowance for loan losses was $16.3 million, consisting of a $15.4 million formula allowance, a $.3 million specific allowance and a $1.2 million unallocated allowance. At December 31, 2001, our allowance for loan losses was $15.3 million, consisting of a $14.9 million formula allowance, a $.1 million specific allowance and a $.2 million unallocated allowance. The changes in the allocation of the allowance for loan losses in the first nine months of 2002 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of our loans, and charge-offs as well as recovery activity. The higher allocation to the unallocated allowance reflects an increased weighting by management on the above mentioned factors describing the methodology of the unallocated allowance.

     At September 30, 2002, Bancorp’s allowance for loan loss was 1.43% of total loans, and 415% of total nonperforming loans, compared with an allowance for loan losses at December 31, 2001 of 1.41% of total loans, and 198% of total nonperforming assets.

     Changes in the allowance for loan losses are as follows:

	Nine months ended	Year ended
(Dollars in thousands)	September 30, 2002	Dec. 31, 2001

Loans outstanding at end of period	$1,138,154	$1,085,050
Average loans outstanding during the period	$1,120,240	$1,017,536
Allowance for loan losses, beginning of period	$15,252	$14,244
Recoveries:
Commercial	104	205
Real Estate	6	7
Installment and consumer	78	64

Total recoveries	188	276
Loans charged off:
Commercial	(1,707)	(1,542)
Real Estate	(143)	(310)
Installment and consumer	(1,101)	(698)

Total loans charged off	(2,951)	(2,550)

Net loans charged off	(2,763)	(2,274)
Provision for loan losses	3,787	3,282

Allowance for loan losses, end of period	$16,276	$15,252

Ratio of net loans charged off to average loans outstanding (1)	0.33%	0.23%
Ratio of allowance for loan losses to loans outstanding at end of period	1.43%	1.41%

(1)	The ratio for the nine months ended September 30, 2002 has been annualized.

     During the first nine months of 2002, net loans charged off were $2.8 million, compared to $1.7 million for the same period in 2001. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.33% at September 30, 2002, and 0.23% at September 30, 2001. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

     For the first nine months ending September 30, 2002, the provision for loan loss exceeded the net loans charged off, reflecting management’s belief, based on the foregoing analysis, that there are additional losses inherent in the loan portfolio. Readers are referred to management’s “Forward Looking Statement Disclosure” in connection with this section.

Item 3.

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Market Risk

     There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

Item 4.

CONTROLS AND PROCEDURES

     Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Within 90 days prior to the filing of this report, we carried out an evaluation, under the supervision and with the participation of our chief executive officer (“CEO”) and chief financial officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective in bringing to their attention on a timely basis information required to be disclosed by the Company in reports that it files or submits under the Exchange Act. Also, since the date of their evaluation, there have not been any significant changes in the Company’s internal controls or in other factors that could significantly affect those controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

Item 6. Exhibits and Reports on Form 8-K.

(a)	99.1 Certification from CEO of West Coast Bancorp

99.2 Certification from CFO of West Coast Bancorp

(b)	None.

Signatures

As required by the Securities Exchange Act of 1934, this report is signed on registrant’s behalf by the undersigned authorized officers.

WEST COAST BANCORP (Registrant)

Dated: November 13, 2002	/s/ Robert D. Sznewajs

Robert D. Sznewajs Chief Executive Officer and President

Dated: November 13, 2002	/s/ Anders Giltvedt

Anders Giltvedt Executive Vice President and Chief Financial Officer

Certification of Chief Executive Officer

     I, Robert D. Sznewajs, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of West Coast Bancorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Robert D. Sznewajs

Robert D. Sznewajs Chief Executive Officer and President

Certification of Chief Financial Officer

     I, Anders Giltvedt, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of West Coast Bancorp;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 13, 2002	/s/ Anders Giltvedt

Anders Giltvedt Executive Vice President and Chief Financial Officer