Form 10-K
period 2002-12-31
WEST COAST BANCORP /NEW/OR/
filed 2003-03-03
CIK 717059

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549
FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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
Common Stock, No Par Value
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X] No [ ]

     The approximate aggregate market value of Registrant’s Common Stock held by non-affiliates of the Registrant on June 28, 2002, was $268,672,000. The number of shares of Registrant’s Common Stock outstanding on January 31, 2003, was 15,278,000.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the West Coast Bancorp Definitive Proxy Statement for the 2003 annual meeting of shareholders are incorporated by reference into Part III of Form 10-K.

i

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

     Bancorp is headquartered in Lake Oswego, and its principal business activities are conducted through its full-service, commercial bank subsidiary West Coast Bank (“Bank”), an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2002, the Bank had facilities in 33 cities and towns in western Oregon and western Washington, operating a total of 41 full-service and three limited-service branches. Bancorp also owns West Coast Trust Company, Inc. (“WCT” or “West Coast Trust”), an Oregon trust company that provides agency, fiduciary and other related trust services. The market value of assets managed for others at December 31, 2002 totaled $221.9 million.

     Bancorp’s net income for 2002 was $18.2 million, or $1.13 per diluted share, and its consolidated equity at December 31, 2002, was $133.4 million, with 15.3 million common shares outstanding and a book value of $8.70 per share. Net loans of $1.14 billion at December 31, 2002, represented approximately 74.6% of total assets of $1.53 billion. Bancorp had deposits totaling $1.27 billion at December 31, 2002. For more information regarding Bancorp’s financial results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data,” contained in this report.

     Bancorp is committed to community banking and intends West Coast Bank to remain community-focused. Bancorp’s strategic vision includes expansion of business banking market penetration, as well as greater distribution capability in the Pacific Northwest. Bancorp will continue to seek acquisition opportunities with other community banks that share its business philosophies. Bancorp also intends to grow its distribution and reach through development of new branch locations in key growth markets. Consistent with that strategy, we opened new branches in Beaverton, Oregon, and in the Pearl District of Portland, Oregon, during 2002.

     Bancorp’s filings with the Securities and Exchange Commission, including its annual report on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to these reports, are accessible free of charge at www.wcb.com.

Subsidiaries

West Coast Bank

     West Coast Bank was organized in 1925 under the name “The Bank of Newport,” and its head office is currently located in Lake Oswego, Oregon. The Bank resulted from the merger on December 31, 1998, of the Bank of Newport of Newport, Oregon, The Commercial Bank of Salem, Oregon, Bank of Vancouver (Washington), and Centennial Bank of Olympia, Washington, into a single entity, which was named “West Coast Bank”. The Bank conducts business through 44 branches located in western Oregon and southwestern Washington. The Oregon branches are located in the following cities and towns: Salem-four branches, Keizer-three branches, Newport — two branches, Beaverton, Canby, Clackamas, Dallas, Depoe Bay, Forest Grove, Hillsboro-two branches, King City, Lake Oswego, Lincoln City, McMinnville, Molalla, Monmouth, Newberg, North Plains, Portland-two branches, Silverton, Stayton, Sublimity, Tigard, Toledo, Waldport, Wilsonville, and Woodburn. The Bank’s Washington branches are located in the following cities and towns: Vancouver-two branches, Olympia-two branches, Centralia, Chehalis, Hoodsport, Lacey, and Shelton. At December 31, 2002, Bancorp had deposits totaling $1.27 billion and net loans totaling $1.14 billion.

     The primary business strategy of the Bank is to provide comprehensive banking and related financial services tailored to individuals, professionals, and small to medium-sized businesses. The Bank emphasizes the diversity of its product lines and convenient access typically associated with larger financial organizations, while maintaining the local decision making authority, market knowledge, and customer service orientation of a community bank. The Bank has significant focus on four targeted segments: 1) high value consumers (including the mature market), 2) smaller businesses with credit needs under $250,000, 3) medium-sized commercial businesses with credit needs over $250,000 up to $15 million, and 4) commercial real estate and construction-related businesses.

     For consumer banking customers, the Bank offers a variety of flexible checking and savings plans, as well as competitive borrowing products, including lines of credit, home equity loans, mortgages, credit cards, and other types of consumer loans. Customers have access to these products through a variety of convenient channels such as 24 hour a day, 7 days a week automated phone or Internet access, and through ATMs (both shared and proprietary networks), and our 44 branch locations.

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

Totten, Inc.

     Totten, Inc., a Washington corporation, serves as trustee under deeds of trust and holds certain real estate licenses.

Centennial Funding Corporation

     Centennial Funding Corporation, a Washington corporation, is an FHA-approved mortgage lender that can make home loans and residential development loans.

ELD, Inc.

     ELD, Inc, a Washington corporation incorporated by Centennial Bank in October, 1990, conducts real estate reconveyances.

West Coast Statutory Trust I

     West Coast Statutory Trust I is a wholly owned subsidiary trust of West Coast Bancorp formed to facilitate the issuance of Pooled Trust Preferred Securities. West Coast Statutory Trust I was organized November 27, 2001.

West Coast Statutory Trust II

     West Coast Statutory Trust II is a wholly owned subsidiary trust of West Coast Bancorp formed to facilitate the issuance of Pooled Trust Preferred Securities. West Coast Statutory Trust II was organized June 26, 2002.

Employees

     At December 31, 2002, Bancorp and its subsidiaries had approximately 555 full-time equivalent employees. None of these employees are represented by labor unions and management believes that Bancorp’s relationship with its employees is good. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, a 401(k) plan, deferred compensation plans, stock incentive plan, and an optional employee stock purchase plan.

Competition

     Commercial banking in the state of Oregon and southwest Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits. The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages, and other financial institutions. Banking in Oregon and Washington is dominated by several significant banking institutions, including U.S. Bank, Wells Fargo Bank, Bank of America, and Washington Mutual Bank, which together account for a majority of the total commercial and savings bank deposits in Oregon and Washington. These competitors have significantly greater financial resources and offer a greater number of branch locations (with statewide branch networks), higher lending limits, and a variety of services not offered by the Bank. Bancorp has attempted to offset some of the advantages of the larger competitors by arranging participations with other banks for loans above its legal lending limits, as well as leveraging technology and third party arrangements to better compete in targeted customer segments. Bancorp has positioned itself successfully as a local alternative to banking conglomerates that may be perceived by customers or potential customers, to be impersonal, out-of-touch with the community, or simply not interested in providing banking services to some of Bancorp’s target customers. Over the past few years, numerous “community” banks have been formed or moved into Bancorp’s market areas and have developed a similar focus. This growing number of similar banks and an increased focus by larger institutions on the Bank’s market segments in response to declining market perception and/or market share has led to intensified competition.

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

     In general, the financial services industry has experienced widespread consolidation over the last decade. Bancorp anticipates that consolidation among financial institutions in its market area will continue, although at a slower pace. Other financial institutions, many with substantially greater resources than Bancorp, compete in the acquisition market against Bancorp. Some of these institutions, among other items, have greater access to capital markets, larger cash reserves and a more liquid currency than Bancorp. Additionally, the rapid adoption of financial services through the Internet has reduced the barrier to entry by financial services providers physically located outside our market area. Although Bancorp has been able to compete effectively in the financial services business in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

Governmental Policies

     The earnings and growth of Bancorp, the Bank and Bancorp’s other subsidiaries, as well as their existing and future business activities, are affected not only by general economic conditions, but also by the fiscal and monetary policies of the Federal government and its agencies, particularly the Board of Governors of the Federal Reserve System (“FRB”). The FRB implements national monetary policies (intended to curb inflation and combat recession) by its open-market operations in United States Government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rates applicable to borrowings by banks from the Federal Reserve Bank. The actions of the FRB in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and deposits. As banking is a business which depends largely on interest rate differentials (in general, the difference between the interest rates paid by the Bank on its deposits and other borrowings and the interest rates received by the Bank on loans extended to its customers and on securities held in the Bank’s investment portfolio), the influence of economic conditions and monetary policies on interest rates will directly affect earnings. The nature and impact of any future changes in monetary policies cannot be predicted.

Monetary Policies

     We are affected by the credit policies of monetary authorities, including the Board of Governors of the FRB, which affect the national supply of bank credit. Such regulations influence overall growth of bank loans, investments and deposits. The monetary policies of the Federal Reserve authorities have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future.

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

     Financial Services Modernization Act. The Financial Services Modernization Act came into effect in March 2000. It repealed provisions of prior law that restricted the affiliation of Federal Reserve member banks with firms “engaged principally” in specified securities activities and officer, director, or employee interlocks between a member bank and any company or person “primarily engaged” in specified securities activities. In addition, the Financial Services Modernization Act contains provisions that expressly preempt any state law restricting the establishment of financial affiliations, primarily related to insurance. The general effect of the law is to establish a comprehensive framework to permit affiliations among commercial banks, insurance companies, securities firms, and other financial service providers by revising and expanding the bank holding company framework to permit a holding company system to engage in a full range of financial activities through a new entity known as a financial holding company. To date, we have not elected to become a financial holding company.

     We do not believe that the Financial Services Modernization Act has negatively affected our operations in the near-term. However, to the extent that the financial services industry further consolidates, we may face increased competition from larger institutions and other types of companies with substantially greater resources than we have offering a wider variety of financial products than we currently offer.

     The Financial Services Modernization Act and related regulations also:

•	broadened the activities that may be conducted by national banks, banking subsidiaries of bank holding companies, and their financial subsidiaries;

•	provided an enhanced framework for protecting the privacy of consumer information and limited the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties;

•	required financial institutions to establish an information security program;

•	modified the laws governing the implementation of the Community Reinvestment Act; and

•	addressed a variety of other legal and regulatory issues affecting both day-to-day operations and long-term activities of financial institutions.

     Management believes that compliance with the Financial Services Modernization Act and related regulations has not adversely affected our operations.

     Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to restrictions imposed by the Federal Reserve Act on extensions of credit to the holding company or its subsidiaries, on investments in their securities and on the use of their securities as collateral for loans to any borrower. These regulations and restrictions may limit Bancorp’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends, interest and operational expenses

     Support of Subsidiary Banks. Under Federal Reserve policy, Bancorp is expected to act as a source of financial and managerial strength to the Bank. This means that Bancorp is required to commit, as necessary, resources to support the Bank. Any capital loans a bank holding company makes to its subsidiary banks are subordinate to deposits and to certain other indebtedness of those subsidiary banks.

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

     Community Reinvestment Act and Fair Lending Developments. We are subject to certain fair lending requirements and reporting obligations involving home mortgage lending operations and Community Reinvestment Act (“CRA”) activities. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. A bank may be subject to substantial penalties and corrective measures for a violation of certain fair lending laws. The federal banking agencies may take into account compliance with such laws and CRA obligations when regulating and supervising other activities, such as evaluating mergers, acquisitions and applications to open a branch or facility. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank received a CRA rating of satisfactory during its most recent CRA examination in late 2002.

     Insider Credit Transactions. Banks are also subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons. Extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not listed above and who are not employees, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions. The prohibition contained in the Sarbanes-Oxley Act of 2002 on loans to directors, executive officers and major shareholders of public companies does not apply to loans by FDIC insured depository institutions, such as the Bank.

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

     FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution that fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that the Bank meets all such standards and, therefore, does not believe that these regulatory standards will materially affect Bancorp’s business operations.

     The USA Patriot Act. The USA Patriot Act (the “Patriot Act”) was signed into law on October 26, 2001. The Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, the Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Further, certain provisions impose affirmative obligations on a broad range of financial institutions, including banks. The federal banking agencies are required to take into consideration the effectiveness of controls designed to combat money laundering activities in determining whether to approve a merger or other acquisition application of a member institution.

     Among other requirements, the Patriot Act requires banks to establish anti-money laundering programs, to adopt procedures and controls to detect and report money laundering, and to comply with certain enhanced recordkeeping obligations with respect to correspondent accounts of foreign banks. We do not believe that compliance with these new requirements has had a material effect on our operations.

Interstate Banking and Branching

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

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

Dividends

     The principal source of Bancorp’s cash reserves is dividends received from the Bank. The banking regulators may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. In addition, Oregon law limits a bank’s ability to pay dividends to the amount of unrestricted retained earnings of the Bank. A bank may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements, or if it is deemed to be less than adequately capitalized. Under the restrictions of maintaining adequate minimum capital, as of December 31, 2002, the Bank could have declared dividends totaling $43.3 million without obtaining prior regulatory approval.

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

ITEM 2.     PROPERTIES

     The principal properties owned by the Bank include a 40,000-square-foot office and branch facility in downtown Salem, Oregon, a 15,600-square-foot office and branch facility in Newport, Oregon, and a 12,000-square-foot branch and office facility in Lacey, Washington. In total, the Bank owns 28 buildings, primarily to house branch offices, and owns the land under 23 of those buildings.

     Other Bancorp facilities are located in leased office or branch space, including the Bank’s headquarters office in Lake Oswego, Oregon, and office space in Salem, Oregon, where the Bank’s data center is located, and in Wilsonville, Oregon, for a loan servicing and operations center. The Bank leases space at approximately 24 other locations for branch and other office facilities. The aggregate monthly rental on all properties leased by Bancorp is approximately $174,000.

ITEM 3.    LEGAL PROCEEDINGS

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

     In addition, Bancorp is periodically party to litigation arising in the ordinary course of business. Based on information currently known to management, although there are uncertainties inherent in litigation, we do not believe there is any legal action to which Bancorp or any of its subsidiaries is a party that, individually or in the aggregate, will have a materially adverse effect on Bancorp’s financial condition.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

NONE.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Price and Dividends

     West Coast Bancorp common stock trades on The Nasdaq Stock Market under the symbol “WCBO”. The high and low daily closing sale prices of our common stock for the periods indicated are shown in the table below. The prices below do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions. All per share information has been adjusted retroactively for all stock dividends and splits previously issued. As of December 31, 2002, there were approximately 1,619 holders of common stock of record.

	2002			2001

	Market Price			Market Price
			Cash dividend			Cash dividend
	High	Low	declared	High	Low	declared

1st Quarter	15.85	13.02	$0.0725	$10.63	$9.19	$0.065
2nd Quarter	17.15	14.15	$0.0725	$13.35	$9.94	$0.065
3rd Quarter	17.09	13.91	$0.0775	$14.25	$11.91	$0.0725
4th Quarter	16.59	13.67	$0.0775	$14.25	$12.28	$0.0725

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

		As of and for the Year Ended December 31,

(Dollars in thousands, except per share data)	2002	2001	2000	1999	1998

Interest income	$96,028	$100,277	$107,913	$97,363	$97,053
Interest expense	28,532	40,572	48,082	36,890	36,431

Net interest income	67,496	59,705	59,831	60,473	60,622
Provision for loan loss	4,979	3,282	2,068	2,190	2,900

Net interest income after provision for loan loss	62,517	56,423	57,763	58,283	57,722
Noninterest income	18,694	17,031	13,873	16,234	19,159
Noninterest expense	54,018	51,999	54,573	49,271	56,098

Income before income taxes	27,193	21,455	17,063	25,246	20,783
Provision for income taxes	8,990	6,695	5,443	7,914	6,724

Net income	$18,203	$14,760	$11,620	$17,332	$14,059

Per share data:
Basic earnings per share	$1.17	$0.92	$0.70	$1.02	$0.83
Diluted earnings per share	$1.13	$0.90	$0.69	$1.00	$0.79
Cash dividends	$0.30	$0.28	$0.25	$0.21	$0.16
Period end book value	$8.70	$8.04	$7.39	$6.92	$6.80
Weighted average common shares outstanding	16,068,535	16,452,744	16,834,299	17,369,550	17,758,134
Total assets	$1,532,327	$1,435,701	$1,354,961	$1,354,687	$1,255,423
Total deposits	$1,266,453	$1,171,433	$1,076,608	$1,080,798	$1,108,457
Total long-term borrowings	$98,000	$90,500	$45,022	$65,689	$20,260
Net loans	$1,143,077	$1,069,798	$985,968	$962,817	$849,599
Stockholders’ equity	$133,387	$128,790	$121,269	$116,793	$117,225
Financial ratios:
Return on average assets	1.22%	1.08%	0.86%	1.37%	1.21%
Return on average equity	13.96%	11.72%	9.86%	14.86%	12.97%
Average equity to average assets	8.76%	9.21%	8.72%	9.24%	9.30%
Dividend payout ratio	26.55%	29.89%	35.80%	20.49%	21.14%
Efficiency ratio (1)	61.32%	65.98%	71.63%	62.37%	68.84%
Net loans to assets	74.60%	74.51%	72.77%	71.07%	67.67%
Average yields earned (2)	6.99%	8.00%	8.76%	8.54%	9.16%
Average rates paid	2.56%	3.90%	4.65%	3.91%	4.16%
Net interest spread (2)	4.43%	4.10%	4.11%	4.63%	5.00%
Net interest margin (2)	4.95%	4.83%	4.94%	5.38%	5.79%
Nonperforming assets to total assets (3)	0.44%	0.54%	0.52%	0.34%	0.46%
Allowance for loan loss to total loans	1.45%	1.41%	1.42%	1.38%	1.44%
Allowance for loan loss to nonperforming assets (3)	248.81%	198.00%	203.32%	289.95%	217.41%

(1)	The efficiency ratio has been computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and n noninterest income net of available-for-sale securities gains and losses.

(2)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis in 2002, 2001, 2000 and 1999 and 34% in 1998.

(3)	Nonperforming assets include litigation settlement property in all periods.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited consolidated financial statements and the notes to those statements as of December 31, 2002 and 2001 and for each of the three years in the period ended December 31, 2002, included in this report.

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

Results of Operations

Years Ended December 31, 2002, 2001 and 2000.

     Our net income for 2002 was $18.2 million, compared with $14.8 million in 2001 and $11.6 million in 2000. Diluted earnings per share for the three years ended 2002, 2001, and 2000 were $1.13, $.90, and $.69, respectively. These results were affected by several events in 2001 and 2000, including:

•	2001 net income was reduced by a $1.2 million ($1.9 million pretax) charge taken in the second quarter relating to a check kiting by a single commercial customer.

•	2000 net income was reduced by $3.1 million ($4.9 million pretax) for litigation settlement charges.

•	Equipment write-offs, donations and severance charges reduced 2000 net income by $904,000 ($1.5 million pretax.)

     After adjusting for the above items, our operating income would have been $18.2 million, $16.0 million and $15.6 million for the years ended December 31, 2002, 2001 and 2000, respectively. After adjusting for the above items, diluted earnings per share for the three years ended December 31, 2002, 2001 and 2000, would have been $1.13, $.97, and $.93, respectively.

     During 2002, we continued to grow loans and deposits. Total loans as of December 31, 2002 increased nearly $75 million to $1.16 billion from $1.09 billion, or approximately 7%, from December 31, 2001, with total deposits growing approximately $95 million to $1.27 billion, or approximately 8% during 2002. Strong real estate construction, and home equity loan and line originations, as well as higher commercial loan balances, contributed to our loan growth. Total assets at December 31, 2002 were $1.53 billion, an increase of 7% over December 31, 2001 total assets of $1.44 billion.

     Analysis of Net Interest Income. The following table displays information on the yields on average interest earning assets, expense on interest bearing liabilities, and average yields earned, rates paid as well as net interest spread and margin information for the periods indicated on a tax equivalent basis. This information can be utilized to follow the changes in our yields and rates and the changes in our earning assets and liabilities over the past three years:

(Dollars in thousands)	Year Ended December 31,			Increase (Decrease)		Change

	2002	2001	2000	02-01	01-00	02-01	01-00

Interest and fee income (1)	$97,934	$102,346	$110,177	$(4,412)	$(7,831)	-4.31%	-7.11%
Interest expense	$28,532	$40,572	$48,082	$(12,040)	$(7,510)	-29.68%	-15.62%

Net interest income (1)	$69,402	$61,774	$62,095	$7,628	$(321)	12.35%	-0.52%
Average interest earning assets	$1,401,525	$1,279,953	$1,257,711	$121,572	$22,242	9.50%	1.77%
Average interest bearing liabilities	$1,113,308	$1,039,933	$1,034,403	$73,375	$5,530	7.06%	0.53%
Average interest earning assets/
Average interest bearing liabilities	125.89%	123.08%	121.59%	2.81%	1.49%
Average yields earned (1)	6.99%	8.00%	8.76%	-1.01%	-0.76%
Average rates paid	2.56%	3.90%	4.65%	-1.34%	-0.75%
Net interest spread (1)	4.43%	4.10%	4.11%	0.33%	-0.01%
Net interest margin (1)	4.95%	4.83%	4.94%	0.12%	-0.11%

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

     Net Interest Income. Net interest income on a tax equivalent basis totaled $69.4 million for the year ended December 31, 2002, an increase of $7.6 million, or 12.3%, from $61.8 million for 2001, which was down $.3 million from the year ended 2000. The increase in net interest income from 2001 to 2002 was due to increased earning asset volumes and lower cost of funds offset partly by lower interest income on earning assets. Our average earning assets grew to $1.40 billion in 2002, from $1.28 billion and 1.26 billion in 2001 and 2000, respectively. During the same periods, average interest bearing liabilities were $1.11 billion, $1.04 billion and $1.03 billion, respectively. The percentage of average earning assets to average interest bearing liabilities increased to 126% in 2002 from 123% in 2001 and 122% in 2000 as non-interest bearing deposits and equity increased.

     Our net interest spread increased 33 basis points in 2002 compared to 2001. This increase was due to lower cost of funds partly offset by lower yields earned on earning assets. The average rate paid on interest bearing liabilities declined 134 basis points while the average yield earned decreased 101 basis points in 2002.

     Net interest margin improved 12 basis points in 2002 to 4.95%, from 4.83% in 2001, which was down 11 basis points from 4.94% in 2000. The increase in the margin was due to higher earning asset volumes, primarily loans, and the increase in net interest spread noted above. Our loan portfolio experienced growth in 2002, ending the year at $1.16 billion, up $75 million, or 7% from $1.09 billion at December 31, 2001. The average yield on earning assets was 6.99% in 2002, 8.00% in 2001 and 8.76% in 2000. Average interest bearing liabilities increased $73.4 million, or 7.06% to $1.11 billion for the year ended December 31, 2002, from $1.04 billion in 2001 and $1.03 billion in 2000 while the average rate paid decreased to 2.56% in 2002 from 3.90% in 2001 and 4.65% in 2000.

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

	Year Ended December 31,

(Dollars in thousands)	2002			2001			2000

	Average			Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/ Paid	Rate (1)	Balance	Earned/Paid	Rate (1)	Balance	Earned/Paid	Rate (1)

ASSETS:
Interest earning balances due from banks	$7,618	$110	1.44%	$6,288	$247	3.93%	$2,684	$150	5.59%
Federal funds sold	8,313	144	1.73%	2,311	92	3.96%	780	50	6.43%
Taxable securities	175,969	9,245	5.25%	166,669	10,014	6.01%	164,066	11,085	6.76%
Nontaxable securities(2)	75,760	5,446	7.19%	80,228	5,910	7.37%	83,383	6,467	7.76%
Loans, including fees(3)	1,133,865	82,989	7.32%	1,024,457	86,083	8.40%	1,006,798	92,425	9.18%

Total interest earning assets	1,401,525	97,934	6.99%	1,279,953	102,346	8.00%	1,257,711	110,177	8.76%
Allowance for loan loss	(16,219)			(14,588)			(14,080)
Premises and equipment	27,837			29,101			29,814
Other assets	74,421			72,853			78,365

Total assets	$1,487,564			$1,367,319			$1,351,810

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Savings and interest bearing demand deposits	$592,150	$7,076	1.19%	$542,945	$13,516	2.49%	$509,091	$16,848	3.31%
Certificates of deposit	395,161	14,243	3.60%	382,865	20,647	5.39%	365,495	20,958	5.73%
Short-term borrowings	15,401	329	2.14%	43,458	2,109	4.85%	106,481	6,940	6.52%
Long-term borrowings (4)	110,596	6,884	6.22%	70,665	4,300	6.09%	53,336	3,336	6.25%

Total interest bearing liabilities	1,113,308	28,532	2.56%	1,039,933	40,572	3.90%	1,034,403	48,082	4.65%
Demand deposits	234,189			192,709			188,939
Other liabilities	9,692			8,689			10,646

Total liabilities	1,357,189			1,241,331			1,233,988
Stockholders’ equity	130,375			125,988			117,822

Total liabilities and stockholders’ equity	$1,487,564			$1,367,319			$1,351,810

Net interest income		$69,402			$61,774			$62,095

Net interest spread			4.43%			4.10%			4.11%

Net interest margin			4.95%			4.83%			4.94%

(1)	Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

(2)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

(3)	Includes balances for loans held for sale.

(4)	Includes Trust Preferred Securities with average balances of $8.9 million and $.2 million in 2002 and 2001, respectively.

     Net interest income – Changes due to Rate and Volume. The following table sets forth the dollar amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes not due solely to volume or rate are allocated to rate and changes due to new product lines are allocated to volume.

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis using a 35 % tax equivalent basis.

(Dollars in thousands)	Year Ended December 31,

	2002 compared to 2001			2001 compared to 2000
			Total			Total
			Increase			Increase
	Increase (Decrease) due to:		(Decrease)	Increase (Decrease) due to:		(Decrease)

	Volume	Yield/Rate		Volume	Yield/Rate

Interest income:
Interest earning balances due from banks	$17	$(154)	$(137)	$147	$(50)	$97
Federal funds sold	103	(51)	52	61	(19)	42
Investment security income:
Interest on taxable securities	504	(1,273)	(769)	(29)	(1,042)	(1,071)
Interest on nontaxable securities (1)	(321)	(142)	(463)	(233)	(324)	(557)
Loans, including fees on loans	7,597	(10,692)	(3,095)	1,368	(7,710)	(6,342)

Total interest income (1)	7,900	(12,312)	(4,412)	1,314	(9,145)	(7,831)
Interest expense:
Savings and interest bearing demand	612	(7,052)	(6,440)	1,235	(4,567)	(3,332)
Certificates of deposit	330	(6,734)	(6,404)	733	(1,044)	(311)
Short-term borrowings	(604)	(1,177)	(1,781)	(3,025)	(1,806)	(4,831)
Long-term borrowings (2)	2,496	89	2,585	1,043	(79)	964

Total interest expense	2,834	(14,874)	(12,040)	(14)	(7,496)	(7,510)

Increase (decrease) in net interest income (1)	$5,066	$2,562	$7,628	$1,328	$(1,649)	$(321)

(2)	Long-term borrowings include mandatorily redeemable Trust Preferred Securities.

     Provision for Loan Losses. Provisions for loan losses of $5.0 million, $3.3 million, and $2.1 million were recorded for the years ended December 31, 2002, 2001 and 2000, respectively. Net charge-offs of $3.4 million, $2.3 million, and $1.3 million, were recorded in 2002, 2001 and 2000, respectively. The allowance for loan loss as a percentage of loan totals at December 31, 2002 and 2001 was 1.45% and 1.41%, respectively, and the allowance for loan losses represented 330.45% of our non-performing loans as of December 31, 2002, compared to 238.50% at December 31, 2001. The increase in the provision in 2002 over 2001 is due to an increase in the loan portfolio and changes in the risk characteristics in the loan portfolio, as well as increased net loan charge-offs. The provision for loan losses is recorded to bring the allowance for loan losses to an amount considered appropriate by management based on factors which are described in the “Lending and Credit Management” and “Allowance for Loan Losses” sections of this report.

     Noninterest Income. Noninterest income for the year ended December 31, 2002, was $18.7 million compared to $17.0 million in 2001 and $13.9 million in 2000. In 2002 gains on sales of loans increased $.4 million over 2001. The increase was driven by continued strong demand for single family residential loans, which was influenced by lower interest rates. Gains on sales of loans was $4.0 million, $3.7 million and $1.2 million for 2002, 2001 and 2000, respectively. Service charges on deposit accounts were $6.4 million, $6.1 million and $5.3 million for 2002, 2001 and 2000, respectively. Deposit service charges increased over 4% in 2002 over 2001 due to a lower credit for funds rate, higher deposit account activities, increased transaction fees and improved fee collection efforts.

     Other service charges, commissions and fees were $5.1 million, $4.7 million and $4.7 million for 2002, 2001 and 2000, respectively. Other service charges, commissions and fees increased in the last three years due to an increased customer base and transaction volume serviced.

     Trust revenues of $1.7 million, $1.7 million and $2.0 million were generated during 2002, 2001 and 2000, respectively. The book value of managed assets increased in 2002 over 2001, however the market values of these assets have declined, as the investments have been affected by the contraction of the stock markets. Our fees in the Trust area are mainly generated from the market values of these managed assets.

     Loan servicing fees declined to $.3 million in 2002 from $.5 million in 2001 and $.5 million in 2000, as the Bank has chosen not to increase the size of the serviced loan portfolio. Other noninterest income was $1.2 million, $.3 million and $.4 million in 2002, 2001 and 2000, respectively. Other noninterest income increased $.9 million in 2002 compared to 2001 due mainly to the recognition of a gain on sale of property in Lincoln County, Oregon. No losses on sales of securities were recognized in 2002 or 2001, a loss on securities sold of $221,000 was incurred in 2000.

     Noninterest Expense. Noninterest expenses during the last three years were $54.0 million in 2002, $52.0 million in 2001, and $54.6 million in 2000. Excluding a kiting charge of $1.9 million in 2001, non-interest expense increased 8% in 2002 compared to 2001. Noninterest expense decreased from 2000 to 2001 due to a litigation settlement charge in 2000. Investments in our business banking sales teams, new branches and higher performance-based compensation increased personnel expense 13% in 2002 compared to 2001. The total of all other non-interest expenses, excluding the kiting charge in 2001, was up approximately 2% in 2002.

     Salaries and employee benefits expense was $29.5 million, $26.1 million, and $24.6 million in 2002, 2001 and 2000 respectively. Salaries and employee benefits expense increased in 2002 compared to 2001 due to an on-going expansion of our business banking capacity and expertise as well as higher, revenue-based, variable compensation and new branches. Overall, we increased the full-time equivalent employees from 539 in 2001 to 555 in 2002.

     Equipment expense decreased in 2002 to $5.1 million, compared to $5.5 million in 2001, as we continue to invest in new, lower cost technology, specifically software and other internet product delivery tools. Occupancy expenses were $4.6 million, $4.4 million, and $3.9 million for 2002, 2001, and 2000, respectively. Our occupancy expense increased in 2002 due to lease rate increases and the addition of two new branches in Beaverton and the Pearl District of Portland, Oregon. We expect to continue to grow through strategically placed offices in 2003 and beyond. In general, opening a new branch results in higher costs, which are not offset until a certain level of deposits and loans is achieved.

     Check and other transaction processing fees decreased slightly over 2001 due to increased volumes of items processed offset in part by improved service delivery channels. Marketing expenses were $2.0 million, $1.8 million, and $1.7 million for 2002, 2001, and 2000, respectively. Marketing expenses increased slightly in 2002 compared to 2001, as marketing campaigns were launched to promote a number of new products and services.

     Other noninterest expense was $2.6 million, $2.3 million, and $3.5 million in 2002, 2001, and 2000, respectively. Other noninterest expense increased by $.3 million in 2002 compared to 2001 due to increased expenses recognized on the disposal of fixed assets in 2002. Other noninterest expense decreased from 2000 to 2001 due to equipment write-offs and donations in the fourth quarter of 2000.

Income Taxes

     Income tax expense for 2002 was $9.0 million, or 33.0% of income before income taxes compared to $6.7 million or 31.2% of income before income taxes in 2001. Income tax expense in 2000 was $5.4 million or 31.9% of income before income taxes. Bancorp’s income tax expense and effective tax rate has fluctuated over time due to changes in the income before income taxes of the Company as well as the effects of investments in tax credits and tax exempt income. The increase in effective tax rate from 2001 to 2002 was due to a decreased percentage of nontaxable income and tax credits to income before taxes. Bancorp’s tax exempt income remained flat during 2002. We anticipate that our effective tax rate and tax expense will increase in future years, due to increased income before income taxes and a smaller percentage of income being generated from tax exempt items offset in part by investments in tax credits.

Critical Accounting Policies

     We have identified our most critical accounting policy to be that related to the allowance for loan loss. Bancorp’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries. Size and complexity of individual loans in relation to the lending officer’s background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodology. As we add new products, increase complexity of the portfolio, and expand our geographic coverage, we intend to enhance and adapt our methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the allowance for loan loss in any given period. Management believes that our systematic methodology continues to be appropriate given our size and level of complexity. This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, including the section “Loan Loss Allowance and Provision”.

Lending and Credit Management

     Interest earned on the loan portfolio is our primary source of income. Net loans represented 74.6% of total assets, or 1.14 billion as of December 31, 2002. A certain degree of credit risk is inherent in our lending activities. The Bank manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. In addition, we attempt to manage our risk through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Through the Credit Review function the Bank is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. The findings of these reviews are communicated with senior management and the Loan, Investment, and Asset Liability Committee, which is made up of certain directors. As part of our ongoing lending process, internal risk ratings are assigned to each Commercial and Commercial Real Estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis. Credit files are examined periodically on a sample test basis, by internal and external auditors, as well as regulatory examiners.

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

     Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest or principal is doubtful or when the principal or interest payment becomes 90 days past due. Increases in nonaccrual loans in recent years are due primarily to growth in the loan portfolio. The nonaccrual loans consist of a number of loans in different categories and are largely secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received and the loan comes out of nonaccrual status. Interest income foregone on nonaccrual loans was approximately $314,000 during 2002.

     Loans held for sale at December 31, 2002 were $10.9 million compared to $14.0 million at December 31, 2001. Bancorp periodically sells all types of loans to generate fee income and to manage interest rate risk and credit risk. The majority of Bancorp’s loan sales are real estate mortgage loans and the guaranteed portion of Small Business Administration (SBA) loans. These loans are sold on an individual basis. Real estate mortgage loans are generally sold without recourse and without servicing obligations or rights. Bancorp at times sells some of its guaranteed portions of SBA loans and retains the servicing obligation. Gains on sales of loans totaled $4.0 million in 2002 compared to $3.7 million in 2001 and $1.2 million in 2000. Increases in gains on the sales in the past three years are due to increased demand for single family home loans which was influenced by lower interest rates.

     As of December 31, 2002 and 2001, we had $5.4 million and $14.0 million, respectively, in outstanding loans to persons serving as directors, officers, principal shareholders and their related interests. These loans were made substantially on the same terms, including interest rates, maturities and collateral, as those made to other customers of the Bank. At December 31, 2002 and 2001, the Bank had no bankers acceptances.

The following table is the composition of the loan portfolio and allowance for loan loss as of December 31.

	Year Ended December 31,

(Dollars in thousands)	2002		2001		2000		1999		1998
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial loans	$205,725	17.74%	$198,252	18.27%	$159,861	15.98%	$157,912	16.17%	$150,206	17.42%
Real estate construction	121,711	10.49%	94,470	8.71%	105,219	10.52%	124,102	12.71%	118,171	13.71%
Real estate-mortgage	148,350	12.79%	113,462	10.46%	97,377	9.74%	101,579	10.40%	113,661	13.18%
Real estate-commercial	637,978	55.00%	633,216	58.36%	583,971	58.38%	531,600	54.45%	414,169	48.04%
Installment and other consumer	46,151	3.98%	45,650	4.21%	53,784	5.38%	61,104	6.26%	65,845	7.64%

Total loans	1,159,915	100%	1,085,050	100%	1,000,212	100%	976,297	100%	862,052	100%
Allowance for loan loss	(16,838)	1.45%	(15,252)	1.41%	(14,244)	1.42%	(13,480)	1.38%	(12,453)	1.44%

Total loans, net	$1,143,077		$1,069,798		$985,968		$962,817		$849,599

The composition of commercial real estate loan types based on collateral is as follows:

	December 31,

(Dollars in thousands)	2002		2001
	Amount	Percent	Amount	Percent

Assisted Living	$39,700	6.2%	$44,100	7.0%
Food Establishments	15,200	2.4%	14,700	2.3%
Hotels and Motels	72,200	11.3%	83,300	13.2%
Land Development and Raw Land	8,200	1.3%	11,700	1.8%
Manufacturing Plants	15,900	2.5%	18,000	2.8%
Medical Offices	32,000	5.0%	28,500	4.5%
Mini Storage	18,000	2.8%	18,400	2.9%
Multi-Family - 5+ Residential	66,800	10.5%	65,700	10.4%
Office Buildings	138,700	21.7%	136,400	21.5%
Retail Facilities	72,800	11.4%	74,500	11.8%
Other	158,400	24.9%	137,900	21.8%

Total real estate commercial loans	$637,900	100.0%	$633,200	100.0%

     The maturity distribution of the categories of Bancorp’s loan portfolio at December 31, 2002 and the interest sensitivity are estimated in the following table.

	Commercial	Real Estate	Real Estate	Real Estate	Installment
(Dollars in thousands)	Loans	Construction	Mortage	Commercial	and other	Total

Maturity distribution:
Due within one year	$105,061	$103,401	$6,136	$48,564	$11,675	$274,837
Due after one through five years	96,294	14,210	11,471	86,495	15,673	224,143
Due after five years	4,370	4,100	130,743	502,919	18,803	660,935

Total	$205,725	$121,711	$148,350	$637,978	$46,151	$1,159,915

Interest sensitivity:
Fixed-interest rate loans	$72,972	$14,108	$34,266	$112,327	$25,986	$259,659
Floating or adjustable interest rate loans(1)	132,753	107,603	114,084	525,651	20,165	900,256

Total	$205,725	$121,711	$148,350	$637,978	$46,151	$1,159,915

(1)	Certain loans contain provisions which place maximum or minimum limits on interest rate changes. As well as changes in interest rates less frequently than annually. Table based on stated maturity.

Loan Loss Allowance and Provision

     A loan loss allowance has been established to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which consist of:

—	Specific allowances for identified problem loans and portfolio segments,

—	The formula allowance, and

—	The unallocated allowance.

     The evaluation of each element and the overall allowance is based on a continuing assessment of problem loans, related off-balance sheet items, recent and historical loss experience, and other factors, including regulatory guidance and economic factors. The Bank considers historical charge-off levels in addition to existing economic conditions, and other factors, when establishing the allowance for loan losses. Management believes that the allowance for loan losses is adequate at December 31, 2002.

     Our allowance incorporates the results of measuring impaired loans as provided in: Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” These accounting standards prescribe the measurement, income recognition and guidelines concerning impaired loans.

     Specific allowances are established where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different than the amount determined by the application of the formula allowance.

     The formula allowance is calculated by applying loss factors to outstanding loans, in each case based on the internal risk grade of those loans or pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and other such pertinent data and may be adjusted for significant factors that, in management’s judgement, affect the collectibility of the portfolio as of the evaluation date. Management believes that Commercial and Commercial Real Estate loans have in the industry produced significant losses in brief periods at particular points in economic cycles. Therefore, management believes it is appropriate to use a reserve higher than recent charge-off experience would suggest in these categories of loans. This decision is supported by what management perceives to be industry practices for minimum reserve levels and is intended to prevent an understatement of reserves based upon over-reliance on recent economic conditions.

Loss factors used in the formula allowance are described as follows:

—	Problem graded loan loss factors are obtained from historical loss experience, and other relevant factors including trends in past dues, non-accruals, and risk rating changes.

—	Pooled loan loss factors, not individually graded loans, are based on expected net charge-offs and other factors including trends in past dues, collateral values, and levels of Other Real Estate Owned. Pooled loans are loans and leases that are homogeneous in nature, such as consumer installment and residential mortgage loans.

The unallocated allowance uses a more subjective method and considers such factors as the following:

—	Existing general economic and business conditions affecting our key lending areas,

—	Credit quality trends, including trends in nonperforming loans expected to result from existing conditions,

—	Loan growth rates and concentrations,

—	Specific industry conditions within portfolio segments,

—	Recent loss experience in particular segments of the portfolio,

—	Interest rate environment,

—	Duration of the current business cycle, and

—	Bank regulatory examination results and findings of our internal credit examiners.

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

     The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The amount actually observed for these losses can vary significantly from the estimated amounts. Our methodology includes several features that are intended to reduce the differences between estimated and actual losses. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information available.

     At December 31, 2002, our allowance for loan losses was $16.8 million, or 1.45% of total loans, and 249% of total non-performing assets, compared with an allowance for loan losses at December 31, 2001 of $15.3 million, or 1.41% of total loans, and 198% of total non-performing assets.

     During our normal loan review procedures, a loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is usually not considered to be impaired during a period of minimal delay (less than 90 days). Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at lower of cost or fair value. Leases and certain large groups of smaller balance homogeneous loans, that are collectively measured for impairment, are excluded. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of principal is not probable.

     At December 31, 2002 and 2001, Bancorp’s recorded investment in certain loans that were considered to be impaired was $4.9 million and $6.2 million respectively, all of which was classified as non-performing. Of these impaired loans, $0 and $717,000 had a specific related valuation allowance of $0 and $125,000, respectively, while $4.9 million and $5.5 million did not require a specific valuation allowance. The balance of the allowance for loan loss in excess of these specific reserves is available to absorb the inherent losses from all loans in the portfolio. The average recorded investment in impaired loans for the years ended December 31, 2002, 2001, and 2000 was approximately $5.2 million, $6.2 million and $1.7 million, respectively. For the years ended December 31, 2002, 2001 and 2000, interest income recognized on impaired loans totaled $17,000, $12,000 and $57,000, respectively, all of which was recognized on a cash basis.

     At December 31, 2002, the allowance for loan losses of $16.8 million, consisted of a $14.7 million formula allowance, a $90,000 specific allowance and a $1.2 million unallocated allowance. At December 31, 2001, the allowance for loan losses of $15.3 million consisted of a $14.9 million formula allowance, a $125,000 specific allowance and a $231,000 unallocated allowance. The increase in allowance for loan loss from 2001 reflects the increased provision due to higher net charge-offs and increased classified loans experienced in 2002. Charge-offs increased primarily in commercial loans and consumer loans reflecting the soft economy. Consumer losses were effected by one large loss on an unsecured line of credit and also by a continuing high level of consumer bankruptcies. Commercial losses were centered in several closed businesses and writedowns of previously classified loans due to collateral value inadequacy. Real estate commercial loan losses also increased due to write-downs to reflect decreased values of a number of properties during the foreclosure and sale process.

     The following table presents the composition of the allowance for loan loss.

(Dollars in thousands)	December 31,

	2002		2001

		Percentage of		Percentage of
		loans in each		loans in each
		category to total		category to total
	Amount	loans	Amount	loans

Commercial loans	$5,104	17.7%	$6,006	18.3%
Real estate-commercial	8,710	65.5%	7,068	67.1%
Real estate-mortgage	948	12.8%	988	10.5%
Installment and other	843	4.0%	959	4.2%
Unallocated	1,233	—	231	—

Total allowance for loan loss	$16,838	100.0%	$15,252	100.0%

     The unallocated reserve increased to $1.2 million in 2002 from $.2 million in 2001 due to continued weakness in the Oregon and Washington economies, higher classified loans, and continued weakness in assisted living and hotel and motel business segments which comprise 17% of our real estate commercial loan portfolio.

     The following table presents information with respect to nonperforming assets.

	December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Commercial	$780	$1,918	$1,678	$1,386	$1,678
Real estate construction	1,653	329	429	513	395
Real estate mortgage	—	210	540	756	425
Real estate commercial	2,486	3,790	2,927	1,463	1,947
Installment and other consumer	161	144	152	198	120

Loans on nonaccrual status	5,080	6,391	5,726	4,316	4,565
Loans past due 90 days or more but not on nonaccrual status	15	4	270	8	42
Other real estate owned (1)	1,672	1,308	1,009	325	1,121

Total nonperforming assets	$6,767	$7,703	$7,005	$4,649	$5,728

Percentage of nonperforming assets to total assets	0.44%	0.54%	0.52%	0.34%	0.46%
Total assets	$1,532,327	$1,435,701	$1,354,961	$1,354,687	$1,255,423

(1)	Nonperforming assets include litigation settlement property in 2001 and 2000.

     At December 31, 2002 nonperforming assets as a percentage of total assets was .44 percent, down from .54 percent and .52 percent as of December 31, 2001 and 2000, respectively. A marked improvement in the commercial nonperforming loan totals was partially offset by an increase in the nonperforming construction loan totals. The increase in the construction loan total is represented by one credit, which is well collateralized, and in the course of collection. The other real estate owned total while increasing slightly over 2001 represents an almost complete turnover of properties for the year. The largest single property is a motel representing $1.1 million of the total.

     State and federal regulations require that West Coast Bank review and classify its problem assets on a regular basis. In addition, in connection with examinations of insured institutions, state and federal examiners have the authority to identify problem assets and, if appropriate, require them to be classified. There are three classifications for problem assets: substandard, doubtful, and loss.

     The Bank’s Reserve Adequacy Committee meets at least quarterly to review all classified assets, to approve action plans developed to resolve the problems associated with the assets and to review recommendations for new classifications, any changes in classifications and recommendations for reserves. Classified loans evidence a well-defined weakness that may jeopardize the repayment of the debt. Although loss may not be imminent, if the weaknesses are not corrected, there is an increased risk of loss potential at a future date.

     As of December 31, 2002 and December 31, 2001, the aggregate amounts of the Bank’s classified assets were as follows:

	December 31,

(Dollars in thousands)	2002	2001

Loss	$—	$—
Doubtful	40	1,379
Substandard	45,817	30,388

Total	$45,857	$31,767

     The continued weakness in the Oregon and Washington economy is reflected in the increase in classified loans from 2001 to 2002. The impact was primarily in the existing portfolio as a number of commercial borrowers ceased operations. We also experienced additional classified loans due to the general weakness in the hospitality and assisted living sector. At year end 2002, 35% of the classified loans or $16.3 million are represented by two large commercial real estate relationships. The loans in these relationships are current.

     The following table presents information with respect to the change in the allowance for loan loss and other loan information.

	December 31,

(Dollars in thousands)	2002	2001	2000	1999	1998

Loans outstanding at end of period	$1,159,915	$1,085,050	$1,000,212	$976,297	$862,052
Average loans outstanding during the period	$1,127,761	$1,017,536	$1,000,992	$904,931	$816,240
Allowance for loan loss, beginning of period	$15,252	$14,244	$13,480	$12,453	$10,451
Loans charged off:
Commercial	1,878	1,542	934	450	853
Real estate	526	310	82	487	39
Installment and consumer	1,276	698	658	490	414

Total loans charged off	3,680	2,550	1,674	1,427	1,306
Recoveries:
Commercial	160	205	61	129	298
Real estate	25	7	266	58	47
Installment and consumer	102	64	43	77	63

Total recoveries	287	276	370	264	408
Net loans charged off	(3,393)	(2,274)	(1,304)	(1,163)	(898)
Provision for loan loss	4,979	3,282	2,068	2,190	2,900

Allowance for loan loss, end of period	$16,838	$15,252	$14,244	$13,480	$12,453

Ratio of net loans charged off to average loans outstanding	0.30%	0.22%	0.13%	0.13%	0.11%

     During 2002, net loans charged off were $3.4 million, compared to $2.3 million during 2001. The percentage of net loans charged off to average loans outstanding was 0.30% during 2002, compared to 0.22% and 0.13% for the years ended December 31, 2001 and 2000, respectively. Charge-offs of loans generally reflect the realization of losses in the portfolio that were recognized previously through provisions for loan losses. Recoveries are comprised of balances previously charged off that were collected in the period.

     The provision for loan loss exceeded the net loans charged off during 2002, reflecting continued loan growth and management’s belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

Capital Resources

     The FRB and Federal Deposit Insurance Corporation (FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4% and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of December 31, 2002, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     Stockholders’ equity was $133.4 million at December 31, 2002, compared to $128.8 million at December 31, 2001, an increase of $4.6 million, or nearly 4%, over that period of time. At December 31, 2002, stockholders’ equity, as a percentage of total assets, was 8.70%, compared to 8.97% at December 31, 2001. The change in equity to assets was primarily a result of asset growth and stockholders’ equity increasing slightly less due to the net effect of income recognition, plus cash from the exercise of stock options, less dividends and stock repurchased, and the change in net value of the available for sale investment portfolio.

     As the following table indicates, Bancorp currently exceeds the regulatory minimum capital ratio requirements.

(Dollars in thousands)	December 31, 2002

	Amount	Ratio

Tier 1 capital	$140,095	10.10%
Tier 1 capital minimum requirement	55,474	4.00%

Excess Tier 1 capital	$84,621	6.10%

Total capital	$156,933	11.32%
Total capital minimum requirement	110,947	8.00%

Excess total capital	$45,986	3.32%

Risk-adjusted assets	$1,386,843

Leverage ratio		9.19%
Minimum leverage requirement		3.00%

Excess leverage ratio		6.19%

Adjusted total assets	$1,524,169

     In December 1998, Bancorp announced a stock repurchase program associated with its stock option plans. Under this plan the Company repurchased .9 million shares for $12.8 million or $13.86 per share through July of 2000, when activity under this plan was discontinued. This stock repurchase plan was formally cancelled in September 2002.

     In July 2000, Bancorp announced a stock repurchase program that was expanded in September 2000, June 2001, and again in September 2002. Under this plan, the Company can buy up to 2.88 million shares of the Company’s common stock, including completed purchases. The Company intends to use existing funds and/or long-term borrowings to finance the repurchases. Total shares available for repurchase under this plan are 907,000 at December 31, 2002. The following table presents information with respect to Bancorp’s July 2000 stock repurchase program.

(Shares and dollars in thousands)	Shares repurchased in period	Cost of shares repurchased	Cost per share

Year ended 2000	573	$5,264	$9.19
Year ended 2001	534	6,597	$12.35
Year ended 2002	866	13,081	$15.11

Plan to date total	1,973	$24,942	$12.64

Liquidity and Sources of Funds

     The Bank’s primary sources of funds are customer deposits, maturities of investment securities, sales of “Available for Sale” securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle (“FHLB”), and the use of Federal Funds markets. In addition, in December 2001, Bancorp raised $5 million through its participation in a pooled trust preferred securities offering. The floating rate trust preferred securities issued by West Coast Statutory Trust I accrue interest at a variable rate of interest, initially at 5.02% on the outstanding balance. The interest rate resets quarterly and is equal to the 3-month LIBOR rate plus 3.60%. The stated maturity date of this offering is December of 2006. In June 2002, Bancorp raised an additional $7.5 million through its participation in another pooled trust preferred securities offering. These floating rate trust preferred securities issued by West Coast Statutory Trust II accrue interest at a variable rate of interest, initially at 5.34%. The interest rate resets quarterly and is equal to the 3-month LIBOR rate plus 3.45%. The stated maturity date of this offering is June of 2006. In connection with both offerings, Bancorp entered into swap agreements that will result in a fixed interest rate on the securities for five years, equal to 8.62% and 8.14%, respectively.

     Scheduled loan repayments are relatively stable sources of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

     Deposits are the primary source of new funds. Total deposits were $1.27 billion at December 31, 2002, up from $1.17 billion at December 31, 2001. Brokered deposits are generally not accepted, and we have none outstanding at December 31, 2002. We have attempted to attract deposits in our market areas through competitive pricing and delivery of a quality product.

     Management expects to continue relying on customer deposits, maturity of investment securities, sales of “Available for Sale” securities, loan sales, loan repayments, net income, Federal Funds markets, advances from FHLB, and other borrowings to provide liquidity. Management may also consider engaging in further offerings of trust preferred securities if the opportunity presents an attractive means of raising funds in the future. Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the financial services industry, interest rates available on other investments, general economic conditions, competition, customer management of cash resources and other factors. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will include Federal Funds purchased, reverse repurchase agreements and borrowings from the FHLB.

     Bancorp is party to many contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents certain future financial obligations.

	Payments due within time period at December 31, 2002

				Due After Five
(Dollars in thousands)	0-12 Months	1-3 Years	4-5 Years	Years	Total

Reverse repurchase agreements	$9,902	$—	$—	$—	$9,902
Operating leases	1,953	3,693	2,943	12,206	20,795
Mandatorily redeemable trust preferred securities	—	—	12,500	—	12,500
Long-term borrowings	20,000	63,000	15,000	—	98,000

Total	$31,855	$66,693	$30,443	$12,206	$141,197

     At December 31, 2002 Bancorp had commitments to extend credit of $343 million compared to $261 million at December 31, 2001. For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report including the Footnote “FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK”.

Investment Portfolio

     The following table shows the amortized cost and fair value of Bancorp’s investments. At December 31, 2002 Bancorp had no securities classified as held to maturity.

(Dollars in thousands)	2002		2001		2000

Available for sale	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value

U.S. Treasury securities	$5,500	$5,583	$5,477	$5,490	$5,354	$5,345
U.S. Agency securities	64,461	66,483	56,807	57,904	88,383	88,228
Obligations of state and political subdivisions	83,372	87,592	87,409	89,137	93,801	94,379
Other securities	104,621	106,749	91,020	92,158	59,997	59,864

Total	$257,954	$266,407	$240,713	$244,689	$247,535	$247,816

     Bancorp’s investment portfolio increased by $21.7 million, or 8.9%, from December 31, 2001 to December 31, 2002. Other securities, primarily mortgage backed securities and collateralized mortgage obligations increased $14.6 million and US Agency securities increased $8.6 million from December 31, 2001. Obligations of state and political subdivisions decreased $1.5 million and US Treasury holdings were essentially unchanged over the same period.

     At December 31, 2002 the net unrealized gain on the investment portfolio was $8.4 million representing 3.2% of the total portfolio. While management has no current plans to sell any of these securities that would result in a material impact on the results of operation, it will on an on-going basis consider realizing gains and or losses on the Company’s investment portfolio as part of Bancorp’s overall business strategy. The following table summarizes the contractual maturities and weighted average yields of investment securities.

     The effective duration of Bancorp’s investment portfolio decreased from 2.79 years at December 31, 2001 to 2.31 years at December 31, 2002 as investments were made in shorter duration bonds to help control overall interest rate risk and as prepayments accelerated on the mortgage backed securities.

					After 5		Due
	One Year		One Thru		thru 10		after 10
(Dollars in thousands)	Or Less	Yield	5 Years	Yield	Years	Yield	Years	Yield	Total	Yield

U.S. Treasury securities	$5,583	3.23%	$—		$—		$—		$5,583	3.23%
U.S. Agency securities	1,081	5.65%	60,567	4.45%	4,835	6.83%	—		66,483	4.64%
Obligations of state and political subdivisions(1)	7,477	7.49%	39,723	6.82%	38,492	7.28%	1,900	6.50%	87,592	7.07%
Other Securities(2)	6,305	6.20%	13,268	6.94%	19,457	5.26%	67,719	5.30%	106,749	5.55%

Total(1)	$20,446	5.83%	$113,558	5.57%	$62,784	6.62%	$69,619	5.33%	$266,407	5.77%

(1)	Yields are stated on a federal tax-equivalent basis at 35 percent.

(2)	Does not reflect anticipated maturity from prepayments on mortgage-based and asset-based securities. Anticipated lives are significantly shorter than contractual maturities.

Deposits and Borrowings

     The following table summarizes the average amount of, and the average rate paid on, each of the deposit and borrowing categories for the periods shown.

	2002		2001		2000

(Dollars in thousands)	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid

Demand	$234,189	—	$192,710	—	$188,939	—
Savings and interest bearing demand	592,150	1.19%	542,945	2.49%	509,091	3.31%
Certificates of deposit	395,161	3.60%	382,864	5.39%	365,495	5.73%
Short-term borrowings	15,401	2.14%	43,458	4.85%	106,481	6.52%
Long-term borrowings	101,712	6.02%	70,479	6.09%	53,336	6.25%

Total deposits and borrowings	$1,338,613	2.56%	$1,232,456	3.90%	$1,223,342	4.65%

     As of December 31, 2002 time deposit liabilities are presented below at the earlier of the next repricing date or maturity.

	Time Deposits
	of $100,000 or More (1)		Other Time Deposits (2)

(Dollars in thousands)	Amount	Percent	Amount	Percent

Reprice/mature in three months or less	$47,318	36.22%	$55,300	22.98%
Reprice/mature after three months through six months	14,538	11.13%	27,484	11.42%
Reprice/mature after six months through one year	25,716	19.69%	55,795	23.19%
Reprice/mature after one year through five years	42,747	32.72%	101,631	42.24%
Reprice/mature after five years	306	0.24%	392	0.17%

Total	$130,625	100.00%	$240,602	100.00%

(1)	Time deposits of $100,000 or more represent 10.3% of total deposits as of December 31, 2002.

(2)	All other time deposits represent 18.9% of total deposits as of December 31, 2002.

     As of December 31, 2002 other borrowings had the following items remaining to contractual maturity.

		Due after
	Due in three	three months	Due after one year	Due after
(Dollars in thousands)	months or less	through one year	through five years	five years	Total

Reverse repurchase agreements	$—	$9,902	$—		$9,902
Long-term borrowings (1) (2)	10,000	10,000	90,500	—	110,500

Total borrowings (2)	$10,000	$19,902	$90,500	$—	$120,402

(1)	Based on contractual maturities, and may vary based on possible call dates.

(2)	Long-term borrowings include mandatorily redeemable trust preferred securities.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk. Interest rate, credit and operations risks are the most significant market risks impacting our performance. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities. We rely on loan reviews, prudent loan underwriting standards and an adequate allowance for loan loss to mitigate credit risk. Interest rate risk is reviewed at least quarterly by the Asset Liability Management Committee (“ALCO”) which includes senior management representatives. The ALCO manages our balance sheet to maintain the forecasted impact of interest rates on net interest income and present value of equity within acceptable ranges despite unforeseeable changes in interest rates.

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

     The following table shows the approximate percentage change in forecasted net interest income over a 12-month period and the percentage change in the present value of equity under several rate scenarios. For the net interest income analysis, the results are compared to a base case interest rate forecast provided by Global Insight, an outside economic consultant. The change in interest rates assumes an immediate, parallel and sustained shift in the base case starting yield curve. For the present value of equity analysis, the results are compared to the net present value of equity using the yield curve as of December 31, 2002. This curve is then shifted up and down and the net present value of equity is computed. In the –200 basis point scenarios, rates were not allowed to decline below zero. This table does not include flattening or steepening yield curve effects. Readers are referred to management’s “Forward Looking Statement Disclosure” in connection with this discussion of market risks faced by Bancorp.

December 31, 2002	Percent Change in	Percent Change in
Change in Interest Rates	Net Interest Income	Present Value of Equity

-200 Basis Points	+7.52%	+14.0%
-100 Basis Points	+0.09%	+6.1%
+100 Basis Points	-.42%	-3.8%
+200 Basis Points	-0.05%	-8.1%

December 31, 2001	Percent Change in	Percent Change in
Change in Interest Rates	Net Interest Income	Present Value of Equity

-200 Basis Points	+3.4%	+19.7%
-100 Basis Points	+3.7%	+12.2%
+100 Basis Points	-.6%	-10.8%
+200 Basis Points	-1.5%	-17.1%

     As illustrated in the above table, our balance sheet is currently slightly liability sensitive, meaning that interest bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest could adversely affect net interest income. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities.

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

     The following table sets forth the estimated maturity and repricing and the resulting interest rate gap between interest earning assets and interest bearing liabilities at December 31, 2002. The amounts in the table are derived from internal data from the Bank based on maturities and next repricing dates including contractual repayments.

	Estimated Maturity or Repricing at December 31, 2002

				Due After Five
(Dollars in thousands)	0-3 Months	4-12 Months	1-5 Years	Years	Total

Interest Earning Assets:
Interest earning balances due from banks	$2,316	$—	$—	$—	$2,316
Federal funds sold	391	—	—	—	391
Trading assets	967	—	—	—	967
Investments available for sale(1)(2)	38,100	44,334	113,812	70,161	266,407
Loans held for sale	10,924	—	—	—	10,924
Loans, including fees	331,375	293,203	480,254	55,083	1,159,915

Total interest earning assets	$384,073	$337,537	$594,066	$125,244	1,440,920

Allowance for loan loss					(16,838)
Cash and due from banks					55,026
Other assets					53,219

Total assets					$1,532,327

Interest Bearing Liabilities:
Savings and interest bearing demand deposits(3)	$66,502	$207,088	$313,334	$32,578	$619,502
Certificates of deposit	92,318	130,142	148,069	698	371,227
Borrowings (2)	10,000	19,902	78,000	—	107,902
Trust preferred securities	—	—	12,500	—	12,500

Total interest bearing liabilities	$168,820	$357,132	$551,903	$33,276	1,111,131

Other liabilities					287,809

Total liabilities					1,398,940
Stockholders’ equity					133,387

Total liabilities & stockholders’ equity					$1,532,327

Interest sensitivity gap	$215,253	$(19,595)	$42,163	$91,968	$329,789
Cumulative interest sensitivity gap	$215,253	$195,658	$237,821	$329,789
Cumulative interest sensitivity gap as a percentage of total assets	14%	13%	16%	22%

(1)	Equity investments have been placed in the 0-3 month category.

(2)	Repricing is based on anticipated call dates, and may vary from contractual maturities.

(3)	Repricing is based on estimated average lives.

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

We have audited the accompanying consolidated balance sheets of West Coast Bancorp and subsidiaries (the “Company”) as of December 31, 2002 and 2001, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, cashflows, and changes in stockholders’ equity of the Company for the year ended December 31, 2000 was audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated January 18, 2001.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2002 and 2001, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP
Portland, Oregon
February 14, 2003

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS *

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

ARTHUR ANDERSEN LLP
San Francisco, California
January 18, 2001

*     This is a copy of a report that was previously provided by Arthur Andersen LLP, and Arthur Andersen LLP has not re-issued their report for purposes of filing with this Annual Report on Form 10-K.

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)	2002	2001

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$55,026	$52,960
Interest-bearing deposits in other banks	2,316	1
Federal funds sold	391	—

Total cash and cash equivalents	57,733	52,961
Trading assets	967	1,092
Investment securities available for sale at December 31, 2002, at fair value	266,407	244,689
Loans held for sale	10,924	14,023
Loans	1,159,915	1,085,050
Allowance for loan loss	(16,838)	(15,252)

Loans, net	1,143,077	1,069,798
Premises and equipment, net	26,609	29,116
Deposit intangibles, net	1,218	1,575
Other assets	25,392	22,447

Total assets	$1,532,327	$1,435,701

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$275,724	$224,927
Savings and interest-bearing demand	619,502	569,588
Certificates of deposit	371,227	376,918

Total deposits	1,266,453	1,171,433
Short-term borrowings	9,902	26,688
Long-term borrowings	98,000	90,500
Mandatorily redeemable trust preferred securities	12,500	5,000
Other liabilities	12,085	13,290

Total liabilities	1,398,940	1,306,911
Commitments and contingent liabilities
STOCKHOLDERS’ EQUITY:
Preferred stock: no par value, none issued; 10,000,000 shares authorized	—	—
Common stock: no par value, 55,000,000 shares authorized; 15,325,937 and 16,025,316 shares issued and outstanding, respectively	19,158	20,032
Additional paid-in capital	72,279	82,679
Retained earnings	38,047	24,543
Deferred compensation	(671)	(878)
Accumulated other comprehensive income	4,574	2,414

Total stockholders’ equity	133,387	128,790

Total liabilities and stockholders’ equity	$1,532,327	$1,435,701

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (Dollars and shares in thousands
except per share data)	2002	2001	2000

INTEREST INCOME:
Interest and fees on loans	$82,989	$86,083	$92,425
Interest on taxable investment securities	9,245	10,014	11,085
Interest on nontaxable investment securities	3,540	3,841	4,203
Interest on deposits in other banks	110	247	150
Interest on federal funds sold	144	92	50

Total interest income	96,028	100,277	107,913
INTEREST EXPENSE:
Savings and interest-bearing demand	7,076	13,516	16,848
Certificates of deposit	14,243	20,647	20,958
Short-term borrowings	329	2,109	6,940
Long-term borrowings	6,122	4,285	3,336
Manditorily redeemable trust preferred securities	762	15	—

Total interest expense	28,532	40,572	48,082

NET INTEREST INCOME	67,496	59,705	59,831
Provision for loan loss	4,979	3,282	2,068

Net interest income after provision for loan loss	62,517	56,423	57,763
NONINTEREST INCOME:
Service charges on deposit accounts	6,352	6,094	5,303
Other service charges, commissions and fees	5,099	4,731	4,675
Trust revenue	1,683	1,742	1,975
Gains on sales of loans	4,024	3,671	1,209
Loan servicing fees	325	477	513
Other	1,211	316	419
Net losses on sales of securities	—	—	(221)

Total noninterest income	18,694	17,031	13,873
NONINTEREST EXPENSE:
Salaries and employee benefits	29,499	26,070	24,647
Equipment	5,100	5,470	5,387
Occupancy	4,642	4,388	3,892
Check and other transaction processing	2,572	2,583	2,554
Professional fees	1,834	1,738	2,018
Courier and postage	1,948	1,908	1,929
Marketing	2,018	1,757	1,709
Other loan expense	1,276	927	912
Communications	1,100	1,282	1,336
Other taxes and insurance	721	837	933
Printing and office supplies	710	770	843
Litigation settlement charges	—	—	4,946
Kiting charge	—	1,945	—
Other noninterest expense	2,598	2,324	3,467

Total noninterest expense	54,018	51,999	54,573

INCOME BEFORE INCOME TAXES	27,193	21,455	17,063
PROVISION FOR INCOME TAXES	8,990	6,695	5,443

NET INCOME	$18,203	$14,760	$11,620

Basic earnings per share	$1.17	$0.92	$0.70
Diluted earnings per share	$1.13	$0.90	$0.69
Weighted average common shares	15,575	16,126	16,711
Weighted average diluted shares	16,069	16,453	16,834

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (Dollars in thousands)	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,203	$14,760	$11,620
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	3,226	3,702	3,890
Deferred income tax benefit	(251)	(342)	(498)
Write-down of buildings/equipment	649	—	737
Amortization of intangibles	357	375	387
Net losses on sales of available for sale securities	—	—	221
Provision for loan loss	4,979	3,282	2,068
Decrease in interest receivable	735	1,578	61
Decrease (increase) in other assets	(3,431)	1,872	1,868
Origination of loans held for sale	(43,218)	(91,396)	(49,086)
Proceeds from sales of loans held for sale	46,317	80,794	53,974
Decrease in interest payable	(219)	(658)	(354)
Increase (decrease) in other liabilities	(985)	3,312	(905)
Stock based compensation expense	566	582	267
Tax benefit associated with stock options	301	185	159
Decrease (increase) in trading assets	125	(213)	122

Net cash provided by operating activities	27,354	17,833	24,531
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	71,138	119,364	28,039
Proceeds from sales of available for sale securities	—	—	8,931
Purchase of available for sale securities	(90,695)	(113,994)	(25,825)
Loans made to customers greater than principal collected on loans	(78,258)	(87,112)	(25,219)
Net capital expenditures	(1,368)	(4,280)	(2,511)

Net cash used in investing activities	(99,183)	(86,022)	(16,585)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings and interest bearing transaction accounts	100,711	98,638	(40,994)
Net increase (decrease) in certificates of deposit	(5,691)	(3,813)	36,804
Proceeds from issuance of trust preferred securities	7,500	5,000	—
Proceeds from issuance of long-term borrowings	60,000	80,500	45,000
Repayment of long-term borrowings	(52,500)	(35,022)	(65,667)
Net increase (decrease) in short-term borrowings	(16,786)	(74,738)	21,914
Repurchase of common stock	(13,081)	(6,597)	(8,009)
Net proceeds from issuance of common stock	1,147	813	1,034
Dividends paid and cash paid for fractional shares	(4,699)	(4,465)	(4,167)

Net cash provided by (used in) financing activities	76,601	60,316	(14,085)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	4,772	(7,873)	(6,139)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	52,961	60,834	66,973

CASH AND CASH EQUIVALENTS AT END OF YEAR	$57,733	$52,961	$60,834

Supplemental cash flow information:
Cash paid in the year for:
Interest	$28,750	$41,230	$48,436
Income taxes	$6,070	$8,989	$4,745

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Deferred	Comprehensive
(Shares and Dollars in thousands)	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total

BALANCE, January 1, 2000	15,345	$19,181	$78,005	$23,008	$—	$(3,402)	$116,792
Comprehensive income:
Net income	—	—	—	11,620	—	—	$11,620
Other comprehensive income, net of tax:
Net unrealized investment gains	—	—	—	—	—	—	3,429
Reclassification adjustments for realized losses included in net income							144

Other comprehensive income, net of tax						3,573	3,573

Comprehensive income	—	—	—	—	—	—	$15,193

Cash dividends, $.25 per common share	—	—	—	(4,160)	—	—	(4,160)
10% stock dividend	1,517	1,896	14,318	(16,214)	—	—	—
Issuance of common stock pursuant to option plans	234	293	931	—	—	—	1,224
Redemption of stock pursuant to options	(15)	(20)	(170)	—	—	—	(190)
Issuance of common stock pursuant to restricted stock plans	129	162	1,137	—	(1,299)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	267	—	267
Common stock repurchased and retired	(794)	(993)	(7,016)		—	—	(8,009)
Cash paid for fractional shares	(1)	(1)	—	(6)	—	—	(7)
Tax benefit associated with stock options	—	—	159	—	—	—	159

BALANCE, December 31, 2000	16,415	20,518	87,364	14,248	(1,032)	171	121,269
Comprehensive income:
Net income	—	—	—	14,760	—	—	$14,760
Other comprehensive income, net of tax:
Net unrealized investment gains							2,243

Other comprehensive income, net of tax						2,243	2,243

Comprehensive income	—	—	—	—	—	—	$17,003

Cash dividends, $.28 per common share	—	—	—	(4,465)	—	—	(4,465)
Issuance of common stock pursuant to option plans	138	172	923	—	—	—	1,095
Redemption of stock pursuant to options and restricted stock	(28)	(32)	(250)	—	—	—	(282)
Issuance of common stock pursuant to restricted stock plans	34	42	386	—	(428)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	582	—	582
Common stock repurchased and retired	(534)	(668)	(5,929)		—	—	(6,597)
Tax benefit associated with stock options	—	—	185	—	—	—	185

BALANCE, December 31, 2001	16,025	20,032	82,679	24,543	(878)	2,414	128,790
Comprehensive income:
Net income	—	—	—	18,203	—	—	$18,203
Other comprehensive income, net of tax:
Net unrealized investment/derivative gains							2,160

Other comprehensive income, net of tax						2,160	2,160

Comprehensive income	—	—	—	—	—	—	$20,363

Cash dividends, $.30 per common share	—	—	—	(4,699)	—	—	(4,699)
Issuance of common stock pursuant to option plans	164	205	1,272	—	—	—	1,477
Redemption of stock pursuant to stock plans	(35)	(44)	(464)	—	18	—	(490)
Activity in Deferred Compensation Plan	13	16	144	—	—	—	160
Issuance of common stock pursuant to restricted stock plans	25	31	346	—	(377)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	566	—	566
Common stock repurchased and retired	(866)	(1,082)	(11,999)		—	—	(13,081)
Tax benefit associated with stock options	—	—	301	—	—	—	301

BALANCE, December 31, 2002	15,326	$19,158	$72,279	$38,047	$(671)	$4,574	$133,387

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of West Coast Bancorp (Bancorp or the Company), which operates its wholly-owned subsidiaries, West Coast Bank (the Bank), West Coast Trust, Centennial Funding Corporation, West Coast Statutory Trust I, West Coast Statutory II and Totten, Inc., after elimination of intercompany transactions and balances. Certain reclassifications of prior year amounts have been made to conform to current classifications.

     Nature of Operations. West Coast Bancorp’s activities include offering a full range of financial services through 44 offices in western Oregon and Washington. West Coast Trust provides agency, trust and related services.

     Trading Assets. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.

     Investment Securities. Investment securities are classified as either available for sale or held to maturity. For purposes of computing gains and losses, cost of securities sold is determined using the specific identification method. Available for sale securities are carried at fair value with unrealized gains and losses, net of any tax effect, added to or deducted directly from stockholders’ equity. Held to maturity securities are carried at amortized cost. The Company does not have any held to maturity securities as of December 31, 2002 or 2001.

     Loans Held for Sale. Loans held for sale are carried at the lower of cost or market. Market value is determined in the aggregate. When a loan is sold, the gain is recognized in the consolidated statement of income as the proceeds less the book value of the loan including unamortized fees and capitalized direct costs. In addition, we originate loans to customers under Small Business Administration (SBA) programs that generally provide for SBA guarantees of 70% to 90% of each loan. We periodically sell the guaranteed portion of certain SBA loans to investors and retain the unguaranteed portion and servicing rights in our loan portfolio. Gains on these sales are earned through the sale of the guaranteed portion of the loan for an amount in excess of the adjusted carrying value of the portion of the loan sold. We allocate the carrying value of such loans between the portion sold, the portion retained and a value assigned to the right to service the loan. The difference between the adjusted carrying value of the portion retained and the face amount of the portion retained is amortized to interest income over the life of the related loan using a straight-line method over the anticipated lives of the pool of SBA loans.

     Loans. Loans are reported net of unearned income. Interest income on loans is accrued daily on the principal balance outstanding. Loan and commitment fees and the direct cost of originating a loan are deferred and recognized over the life of the loan and/or commitment period as yield adjustments. Generally, no interest is accrued on loans when factors indicate collection of interest is doubtful or when the principal or interest payment becomes 90 days past due. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received.

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

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     Servicing of Financial Assets. Bancorp originates loans under Small Business Administration (“SBA”) loan programs. Bancorp periodically sells such loans, and retains servicing rights on the loans originated and sold. The fair value of the servicing rights are determined based upon discounted cash flow analysis and such servicing rights are being amortized in proportion to, and over the period of, estimated future net servicing income. The servicing rights are periodically evaluated for impairment. No impairment was recognized during 2002, 2001, or 2000.

     Intangible Assets. Intangible assets are composed of deposit premiums of $1.2 million and $1.6 million (net of accumulated amortization of $2.1 million and $2.0 million) at December 31, 2002 an 2001, respectively. These deposit premiums are being amortized over a ten-year period.

     Other Borrowings. Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short-term borrowed funds mature within one year from the transaction date. Other long-term borrowed funds extend beyond one year.

     Income Taxes. Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in Bancorp’s income tax returns. The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale as well as value changes in interest rate swaps. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     New Accounting Pronouncements.

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Existing generally accepted accounting principles provide for the recognition of such costs at the date of management’s commitment to an exit plan. Under SFAS No. 146, management’s commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement is effective for exit or disposal activities initiated after December 31, 2002 and is not expected to have a material impact on the results of operations or financial condition of Bancorp.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. This Statement amends Statements No. 72 and 44 and FASB Interpretation No. 9. Among other topics, this Statement requires that an unidentifiable intangible asset that is recognized in an acquisition of a financial institution, which is accounted for as a business combination, in which the liabilities assumed exceed the identifiable assets acquired, be recorded as goodwill. Consequently, this unidentifiable intangible asset will be subject to the goodwill accounting standards set forth in SFAS No. 142, Goodwill and Other Intangible Assets, and will be evaluated for impairment on an annual basis instead of being amortized. Bancorp does not currently own intangible assets of this nature, as Bancorp’s intangible assets are identified entirely as deposit intangibles that continue to be amortized.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. This statement is effective for fiscal years ending after December 15, 2002. Management does not expect that the provisions of SFAS No. 148 will impact our results of operations or financial condition.

1.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN No. 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescinds FIN No. 35. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the provisions of FIN No. 45.

     Accounting for Stock-Based Compensation. At December 31, 2002, Bancorp has multiple stock option plans, which are described in Note 16. Bancorp accounts for its stock option plans using the intrinsic value method under Accounting Principals Board (APB) Opinion 25, under which no compensation cost has been recognized in the periods presented. All options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS No. 123, Accounting for Stock-Based Compensation had been applied to all outstanding and unvested awards in each period.

	Year ended December 31

(Dollars in thousands, except per share data)	2002	2001	2000

Net income, as reported	$18,203	$14,760	$11,620
Deduct: Total stock-based compensation expense determined under fair value based method for all options, net of related tax effects	(773)	(633)	(960)

Pro forma net income	$17,430	$14,127	$10,660

Earnings per share:
Basic-as reported	$1.17	$0.92	$0.70
Basic-proforma	$1.12	$0.88	$0.64
Diluted-as reported	$1.13	$0.90	$0.69
Diluted-proforma	$1.08	$0.86	$0.63

2.      INVESTMENT SECURITIES

	AVAILABLE FOR SALE

(Dollars in thousands)	Amortized	Unrealized	Unrealized
December 31, 2002	Cost	Gross Gains	Gross Losses	Fair Value

U.S. Treasury securities	$5,500	$83	$—	$5,583
U.S. Government agency securities	64,461	2,051	29	66,483
Corporate securities	21,682	815	—	22,497
Mortgage-backed securities	67,921	1,317	4	69,234
Obligations of state and political subdivisions	83,372	4,243	23	87,592
Equity and other securities	15,018	—	—	15,018

Total	$257,954	$8,509	$56	$266,407

	AVAILABLE FOR SALE

(Dollars in thousands)	Amortized	Unrealized	Unrealized
December 31, 2001	Cost	Gross Gains	Gross Losses	Fair Value

U.S. Treasury securities	$5,477	$13	$—	$5,490
U.S. Government agency securities	56,807	1,127	30	57,904
Corporate securities	20,855	704	163	21,396
Mortgage-backed securities	53,544	698	101	54,141
Obligations of state and political subdivisions	87,409	1,908	180	89,137
Equity and other securities	16,621	—	—	16,621

Total	$240,713	$4,450	$474	$244,689

     There were no gross realized gains in 2002, 2001 and 2000. Gross realized losses of $0, $0 and $221,000, were realized on sales of investment securities in 2002, 2001, and 2000, respectively. Securities with a fair value of approximately $34.3 million and $33.4 million were pledged to secure public deposits at December 31, 2002 and 2001, respectively. In addition, Bancorp pledged $10.3 million and $10.1 million of U.S. government agencies at December 31, 2002 and 2001, respectively, to secure borrowings under reverse repurchase agreements. Under regulatory guidelines, no outstanding mortgage-backed securities were classified as high risk at December 31, 2002 or 2001.

3.      MATURITIES OF INVESTMENTS

	AVAILABLE FOR SALE

(Dollars in thousands)	Amortized
December 31, 2001	Cost	Fair Value

U.S Treasury securities:
One year through five years	$5,500	$5,583

Total	5,500	5,583
U.S. Government agency securities:
One year or less	1,049	1,081
One year through five years	59,064	60,567
After five through ten years	4,348	4,835

Total	64,461	66,483
Corporate Securities:
One year or less	6,165	6,305
One year through five years	12,517	13,192
After five through ten years	3,000	3,000

Total	21,682	22,497
Obligations of state and political subdivisions:
One year or less	7,320	7,477
One year through five years	37,285	39,723
After five through ten years	36,905	38,492
Due after ten years	1,862	1,900

Total	83,372	87,592

Sub-total	175,015	182,155

Mortgage-backed securities	67,921	69,234
Equity investments and other securities	15,018	15,018

Total securities	$257,954	$266,407

4.      LOANS AND ALLOWANCE FOR LOAN LOSS

The following table presents the loan portfolio as of December 31, 2002 and 2001.

	December 31,

(Dollars in thousands)	2002	2001

Commercial loans	$205,725	$198,252
Real estate - construction	121,711	94,470
Real estate - mortgage	148,350	113,462
Real estate - commercial	637,978	633,216
Installment and other consumer	46,151	45,650

Total loans	1,159,915	1,085,050
Allowance for loan loss	(16,838)	(15,252)

Total loans, net	$1,143,077	$1,069,798

4.        LOANS AND ALLOWANCE FOR LOAN LOSS (Continued)

     The following is an analysis of the changes in the allowance for loan loss:

	Year Ending December 31,

(Dollars in thousands)	2002	2001	2000

Balance, beginning of period	$15,252	$14,244	$13,480
Provision for loan loss	4,979	3,282	2,068
Losses charged to the allowance	(3,680)	(2,550)	(1,674)
Recoveries credited to the allowance	287	276	370

Balance, end of period	$16,838	$15,252	$14,244

     Loans on which the accrual of interest has been discontinued, amounted to approximately $5.1 million, $6.4 million and $5.7 million at December 31, 2002, 2001, and 2000, respectively. Interest income foregone on non-accrual loans was approximately $314,000, $533,000 and $401,000 in 2002, 2001, and 2000, respectively.

     At December 31, 2002 and 2001, Bancorp’s recorded investment in certain loans that were considered to be impaired was $4.9 million and $6.2 million respectively, all of which was classified as non-performing. Of these impaired loans, $0 and $717,000 had a specific related valuation allowance of $0 and $125,000, respectively, while $4.9 million and $5.5 million did not require a specific valuation allowance. The balance of the allowance for loan loss in excess of these specific reserves is available to absorb the inherent losses from all loans in the portfolio. The average recorded investment in impaired loans for the years ended December 31, 2002, 2001, and 2000 was approximately, $5.2 million, $6.2 million and $1.7 million, respectively. For the years ended December 31, 2002, 2001 and 2000, interest income recognized on impaired loans totaled $17,000, $12,000 and $57,000, respectively, all of which was recognized on a cash basis.

     As of December 31, 2002, 2001 and 2000, the Bank had loans to persons serving as directors, officers, principal shareholders and their related interests totaling $5.4 million, $14.0 million and $12.4 million, respectively. These loans were made substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Bank.

     The Bank grants commercial and residential loans to customers primarily throughout Oregon and Washington. Although the Bank has a diversified loan portfolio, a substantial portion of the portfolio belongs to debtors whose ability to honor their contracts is dependent upon the economies of Oregon and/or Washington.

	December 31,

(Dollars in thousands)	2002	2001

Balance, beginning of period	$13,968	$12,439
New loans and advances	1,627	2,327
Principal payments and payoffs	(10,155)	(798)

Balance, end of period	$5,440	$13,968

5.      PREMISES AND EQUIPMENT

     Premises and equipment consists of the following:

	December 31,

(Dollars in thousands)	2002	2001

Land	$4,796	$4,859
Buildings and improvements	22,881	23,318
Furniture and equipment	22,432	25,655
Construction in progress	37	593

	50,146	54,425
Accumulated depreciation	(23,537)	(25,309)

Total	$26,609	$29,116

     Depreciation included in net occupancy and equipment expense amounted to $3.3 million, $3.7 million and $3.9 million for the years ended December 31, 2002, 2001, and 2000, respectively. The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists. During the first quarter of 2002, the Company disposed of antiquated computer and printer related equipment with a net book value of $258,000. In addition, the Company sold a house and an administration building in Shelton, Washington. A branch location in Lincoln County, Oregon was also examined and found to be impaired under the guidance provided in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The amount of impairment loss relating to this building was $355,000. The Company recognized a total of $613,000 of expenses in other noninterest expense related to these fixed asset write-offs and impairment charges. The fair value of the properties was based on pending sale prices and independent appraisals. No impairment write-downs occurred in 2001 or 2000.

6.      BORROWINGS

     Borrowings consist of the following:

	December 31,

(Dollars in thousands)	2002	2001

Short term borrowings:
Securities sold under agreements to repurchase	$9,902	$9,499
FHLB advances	—	17,189

Total short term borrowings	9,902	26,688
Long term borrowings:
FHLB advances	98,000	90,500

Total long term borrowings	98,000	90,500

Total borrowings	$107,902	$117,188

     Short-term borrowings generally consist of Federal Home Loan Bank borrowings, security reverse repurchase agreements and Federal Funds Purchased overnight from correspondent banks. At December 31, 2002, Bancorp had $9.9 million in reverse repurchase agreements maturing in May 2003, with a rate of 2.50%. Bancorp had no outstanding Federal Funds purchased at December 31, 2002 and 2001.

     Long-term borrowings at December 31, 2002 consist of notes with fixed maturities, balloon payments and putable advances with the FHLB totaling $98.0 million. Total long-term borrowings with fixed maturities were $88.0 million with rates ranging from 1.82% to 5.63%. Bancorp’s putable advances total $10.0 million with an original term of five years and quarterly put options and final maturity in June 2005; the rate on this advance is currently 6.84%. Principal payments due on Bancorp’s long-term borrowings at December 31, 2002 are $20 million in 2003, $12.5 million in 2004, $30 million in 2005, $20.5 million in 2006, and $15 million in 2007, with no balances due thereafter.

6.      BORROWINGS (Continued)

     Long-term borrowings at December 31, 2001 consisted of notes with fixed maturities, balloon payments and putable advances with the FHLB totaling $90.5 million. Total long-term borrowings with fixed maturities were $40.5 million with rates ranging from 3.27% to 5.63%. Bancorp’s putable advances totaled $50.0 million and had original terms of two, four and five years with quarterly put options and final maturities in June 2002, January 2004 and June 2005; rates on these advances were 6.41%, 5.00% and 6.84%.

     Securities sold under agreements to repurchase, with an amortized cost of $10.0 million and $10.0 million at December 31, 2002 and 2001 were collateralized by available for sale securities held in Bancorp’s portfolio.

     FHLB advances are collateralized as provided for in the advance, pledge and security agreements with the FHLB, by certain investment and mortgage-backed securities, stock owned by Bancorp including deposits at the FHLB and certain loans. At December 31, 2002 the Company had additional borrowing capacity available of $111.1 million at the FHLB.

7.      MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

     In June 2002, West Coast Bancorp issued $7.5 million of pooled trust preferred securities (Preferred Securities) through one issuance by a wholly-owned subsidiary grantor trust, West Coast Statutory Trust II. These floating rate preferred securities issued by West Coast Statutory Trust II accrue interest at a variable rate of interest, initially at 5.34%. The interest rate resets quarterly and is equal to the 3-month LIBOR rate plus 3.45%. The stated maturity date of this offering is June of 2031. In December 2001, West Coast Bancorp issued $5.0 million of Preferred Securities through one issuance by a wholly-owned subsidiary grantor trust, West Coast Statutory Trust I. The floating rate preferred securities issued by West Coast Statutory Trust I accrue interest at a variable rate of interest, initially at 5.02% on the outstanding balance. The interest rate resets quarterly and is equal to the 3-month LIBOR rate plus 3.60%. The stated maturity date of this offering is December of 2032. Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (Debentures) of the Company. The Debentures are the sole assets of the trusts and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     West Coast Statutory Trust II completed the sale of $7.5 million Preferred Securities in June 2002. The sole asset of West Coast Statutory Trust II is $7.5 million principal amount 4.69% Debentures that mature in June 2032, and are redeemable prior to maturity at the option of the Company on or after June 2007. West Coast Statutory Trust I completed the sale of $5 million Preferred Securities in December 2001. The sole asset of West Coast Statutory Trust I is $5.0 million principal amount 4.87% Debentures that mature in December 2031, and are redeemable prior to maturity at the option of the Company on or after December 2006.

     In connection with both offerings, Bancorp entered into swap agreements that will result in a fixed interest rate on the securities for five years, equal to 8.62% and 8.14%, respectively.

8.      COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases land and office space under 25 leases, of which 22 are long-term noncancellable operating leases that expire between 2003 and 2022. At the end of the respective lease terms, Bancorp may renew the leases at fair rental value. At December 31, 2002, minimum future lease payments under these leases and other operating leases were:

(Dollars in thousands)	Minimum Future
Year	Lease Payments

2003	$1,953
2004	1,941
2005	1,752
2006	1,700
2007	1,243
Thereafter	12,206

Total	$20,795

     Rental expense for all operating leases was $1,969,000, $1,712,000, and $1,516,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

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

     In addition, Bancorp is periodically party to litigation arising in the ordinary course of business. Based on information currently known to management, although there are uncertainties inherent in litigation, we do not believe there is any legal action to which Bancorp or any of its subsidiaries is a party that, individually or in the aggregate, will have a materially adverse effect on Bancorp’s financial condition.

9.     INCOME TAXES

     The provision (benefit) for income taxes for the last three years consisted of the following:

	Year ended December 31,

(Dollars in thousands)	2002	2001	2000

Current
Federal	$7,255	$5,979	$4,933
State	1,484	1,058	1,008

	8,739	7,037	5,941
Deferred
Federal	(208)	(291)	(414)
State	(43)	(51)	(84)

	(251)	(342)	(498)
Total
Federal	7,463	5,688	4,519
State	1,527	1,007	924

Total	$8,990	$6,695	$5,443

     Net deferred taxes are included in other assets on the Company’s balance sheet. The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2002 and 2001 are presented below:

	December 31,

(Dollars in thousands)	2002	2001

Deferred tax assets:
Allowance for loan loss	$6,486	$5,993
Settlement asset	—	320
Net unrealized loss on derivatives-Swap	361	—
Deferred employee benefits	484	530
Other	—	116

Total deferred tax assets	7,331	6,959
Deferred tax liabilities:
Accumulated depreciation	1,280	952
Federal Home Loan Bank stock dividends	1,247	1,965
Net unrealized gains on investments available for sale	3,322	1,562
Intangible assets	280	399
Other	437	168

Total deferred tax liabilities	6,566	5,046

Net deferred tax assets	$765	$1,913

The effective tax rate varies from the federal income tax statutory rate. The reasons for the variance are as follows:

	Year ended December 31,

(Dollars in thousands)	2002	2001	2000

Expected federal income tax provision (1)	$9,518	$7,509	$5,972
State income tax, net of federal income tax effect	992	920	573
Interest on obligations of state and political subdivisions exempt from federal tax	(1,293)	(1,200)	(1,200)
Investment tax credits	(480)	(171)	—
Other, net	253	(363)	98

Total	$8,990	$6,695	$5,443

(1) Federal income tax provision applied at 35%.

10.  STOCKHOLDERS’ EQUITY AND REGULATORY REQUIREMENTS

       Authorized capital of Bancorp includes 10,000,000 shares of Preferred Stock no par value, none of which were issued at December 31, 2002, 2001 and 2000. No stock dividend was declared in 2002 or 2001. In September 2000, the Board of Directors declared a 10 percent stock dividend payable to shareholders of record October 9, 2000. Where appropriate, share and per share amounts have been restated to retroactively reflect the stock dividend as well as all previous stock dividends and splits.

       In December 1998, Bancorp announced a stock repurchase program associated with its stock option plans. Under this plan the Company repurchased .9 million shares for $12.8 million or $13.86 per share through July of 2000, when activity under this plan was discontinued. This stock repurchase plan was formally cancelled in September of 2002.

       In July 2000, Bancorp announced a stock repurchase program that was expanded in September 2000, June 2001, and again in September of 2002. Under this plan, the Company can buy up to 2.88 million shares of the Company’s common stock, including completed purchases. The Company intends to use existing funds and/or long-term borrowings to finance the repurchases. Total shares available for repurchase under this plan are 907,000 at December 31, 2002. The following table presents information with respect to Bancorp’s stock July 2002 repurchase program.

(Shares and dollars in thousands)	Shares repurchased in period	Cost of shares repurchased	Cost per share

Year ended 2000	573	$5,264	$9.19
Year ended 2001	534	6,597	$12.35
Year ended 2002	866	13,081	$15.11

Plan to date total	1,973	$24,942	$12.64

       The FRB and FDIC have established minimum requirements for capital adequacy for bank holding companies and member banks. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and its significant bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items. The FRB and FDIC risk based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk weighted assets of at least 4%, and a ratio of total capital to total risk weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total average assets less intangibles is required to be at least 3%. Well capitalized guidelines require banks and bank holding companies to maintain tier one capital of at least 6%, total risk based capital of at least 10% and a leverage ratio of at least 5%. Bancorp and its bank subsidiary’s capital components, classification, risk weightings and other factors are also subject to qualitative judgements by regulators. Failure to meet minimum capital requirements can initiate certain action by regulators that, if undertaken, could have a material effect on Bancorp’s financial statements. As of December 31, 2002, Bancorp and its subsidiary bank are considered “Well Capitalized” under current risk based capital regulatory guidelines. Management believes that no events or changes in conditions have subsequently occurred which would significantly change Bancorp’s capital position. Under capital ratio and state law restrictions, as of December 31, 2002, the Bank could have declared dividends to the Parent Company of approximately $43.3 million in the aggregate, without obtaining prior regulatory approval.

       The following table presents selected risk adjusted capital information as of December 31, 2002 and 2001:

			2002				2001

			Amount Required For	Percent required			Amount Required For	Percent required
			Minimum Capital	for Minimum Capital			Minimum Capital	for Minimum Capital
	Actual		Adequacy	Adequacy	Actual		Adequacy	Adequacy

(Dollars in thousands)	Amount	Ratio	Amount		Amount	Ratio	Amount

Tier 1 Capital
West Coast Bancorp	$140,095	10.10%	$55,474	4%	$129,802	10.44%	$49,729	4%
West Coast Bank	133,958	9.66%	55,467	4%	117,526	9.45%	49,726	4%
Total Capital
West Coast Bancorp	$156,933	11.32%	$110,947	8%	$145,054	11.67%	$99,458	8%
West Coast Bank	150,796	10.87%	110,933	8%	132,778	10.68%	99,453	8%
Leverage Ratio
West Coast Bancorp	$140,095	9.19%	$45,725	3%	$129,802	9.32%	$41,784	3%
West Coast Bank	133,958	8.78%	45,748	3%	117,526	8.44%	41,782	3%

11.    BALANCES WITH THE FEDERAL RESERVE BANK

        The Bank is required to maintain cash reserves or deposits with the Federal Reserve Bank equal to a percentage of reservable deposits. The average required reserves for the Bank were $8.8 million during 2002 and $6.8 million in 2001.

12.   EARNINGS PER SHARE

        The following table reconciles the numerator and denominator of the Basic and Diluted earnings per share computations:

		Weighted Average
(Dollars and shares in thousands)	Net Income	Shares	Per Share Amount
	For the year ended December 31, 2002

Basic earnings	$18,203	15,575	$1.17
Stock options		450
Restricted stock		44

Diluted earnings	$18,203	16,069	$1.13

	For the year ended December 31, 2001

Basic earnings	$14,760	16,126	$0.92
Stock options		280
Restricted stock		47

Diluted earnings	$14,760	16,453	$0.90

	For the year ended December 31, 2000

Basic earnings	$11,620	16,711	$0.70
Stock options		123

Diluted earnings	$11,620	16,834	$0.69

        Bancorp, for the periods reported, had no reconciling items between net income and income available to common shareholders. Shares of 171,000, 572,000 and 700,000 having an antidilutive effect on earnings per share have been excluded from calculations in 2002, 2001 and 2000, respectively.

13.    COMPREHENSIVE INCOME

        The following table displays the components of other comprehensive income for the last three years:

	Year ended December 31,

(Dollars in thousands)	2002	2001	2000

Unrealized gains on securities:
Unrealized holding gains arising during the year	$4,477	$3,695	$5,578
Tax provision	(1,759)	(1,452)	(2,149)

Unrealized holdings gains arising during the year, net of tax	2,718	2,243	3,429
Less: Unrealized losses on derivative- Cash flow hedges	(919)	—	—
Tax benefit	361	—	—

Unrealized losses on derivatives, net of tax	(558)	—	—
Plus: Reclassification adjustment for losses on sale of securities	—	—	221
Tax benefit	—	—	(77)

Net realized losses, net of tax	—	—	144

Other comprehensive income	$2,160	$2,243	$3,573

14.      CERTIFICATES OF DEPOSIT

         Included in certificates of deposit are certificates in denominations of $100,000 or greater, totaling $130.6 million and $133.3 million at December 31, 2002 and 2001, respectively. Interest expense relating to certificates of deposits in denominations of $100,000 or greater was $4.7 million, $6.8 million and $6.2 million for the years ended December 31, 2002, 2001 and 2000, respectively. Maturity amounts on Bancorp’s certificates of deposits include $226.2 million in 2003, $103.0 million in 2004, $26.1 million in 2005, $4.0 in 2006, and $11.3 million in 2007, with $.7 million due thereafter. Included in the maturity amounts, are $7 million in variable rate certificates of deposit that reprice monthly with maturities in the first quarter of 2003.

15.      EMPLOYEE BENEFIT PLANS

         West Coast Bancorp employee benefits include a plan established under section 401(k) of the Internal Revenue Code for certain qualified employees (the 401(k) plan). Employee contributions up to 15 percent of salaries under the Internal Revenue Code guidelines can be made under the 401(k) plan, of which Bancorp matches 50 percent of the employees’ contributions up to a maximum of 6 percent of the employees’ salary. Bancorp may also elect to make discretionary contributions to the plan. Employees vest immediately in their own contributions and earnings thereon and vest in Bancorp’s contributions over five years of eligible service. Bancorp has merged previously acquired companies’ plans into its own plan. Bancorp’s expenses totaled $491,000, $395,000 and $349,000 for 2002, 2001, and 2000, respectively, none of which were discretionary.

         Bancorp provides a non-qualified Deferred Compensation Plan for Directors and a non-qualified Deferred Compensation Plan for Executive Officers (Deferred Compensation Plans) as supplemental benefit plans which permit directors and selected officers to elect to defer receipt of all or any portion of their future salary, bonus or directors’ fees. In addition, the Deferred Compensation Plans restore benefits lost by employees under the 401(k) plan due to specified Internal Revenue Code restrictions on the maximum benefits that may be paid under those plans. All contributions are invested at the participants’ direction among a variety of investment alternatives. Amounts contributed to these plans to restore benefits otherwise limited by the Internal Revenue Code restrictions have been included in the 401(k) plan contribution expense reported in the previous paragraph. A deferred compensation liability of $1.4 million and $1.7 million was accrued as of December 31, 2002 and 2001, respectively.

         Bancorp’s expenses related to retirement benefits for certain present and former employees, were $175,000, $121,000 and $121,000 for 2002, 2001 and 2000, respectively. Certain of these retirement benefits are directly or indirectly funded through the purchase of corporate owned life insurance policies. The recorded cash surrender value of these policies was $1.8 million and $1.7 million at December 31, 2002 and 2001, respectively.

16.     STOCK PLANS

         Bancorp’s stock option plans include the 2002 Stock Incentive Plan (2002 Plan), 1999 Stock Option Plan (1999 Plan), the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (1991 Plan), the 1995 Directors Stock Option Plan (1995 Plan), the 1989 and 1985 Non-Qualified Stock Option Plans and the 1989 and 1985 Qualified Stock Option Plans (1985 and 1989 Plans). At December 31, 2002, the 2002 Plan had 1.3 million shares available for future grants. No additional grants may be made under the 1985, 1989, 1991, 1995, and 1999 Plans.

         All stock options have an exercise price that is equal to the fair market value of Bancorp’s stock on the date the options were granted. Options granted under the 2002 Plan are generally exercisable over a three-year period. Options granted under the 1999 Plan and 1995 Plan are exercisable over a three-year period with certain grants vesting immediately. The majority of the options previously granted under the 1991 and 1989 Plans are exercisable immediately following the effective date of the grant with certain options granted under the 1991 Plan exercisable in one year. Certain options previously granted under the 1995 Plan became exercisable over one to four year periods. Substantially all options previously granted under the 1985 Plans became exercisable at a rate of 2% a month for 50 months, or equally over a four year period; all options previously issued under the 1985 and 1991 Plans are fully vested.

		2002
	2002 Common	Weighted	2001 Common
	Shares	Avg. Ex. Price	Shares

Balance, beginning of year	1,768,126	$10.65	1,591,980
Granted	364,895	14.71	500,890
Exercised	(164,159)	8.82	(137,587)
Forfeited	(32,925)	12.80	(187,157)

Balance, end of year	1,935,937	$11.53	1,768,126

Exercisable, end of year	1,179,215		1,048,653
Avg. fair value of options granted		$3.25

[Additional columns below]

[Continued from above table, first column(s) repeated]

			2000
	2001		Weighted
	Weighted	2000 Common	Avg. Ex.
	Avg. Ex. Price	Shares	Price

Balance, beginning of year	$10.55	1,243,992	$10.53
Granted	10.45	848,743	9.62
Exercised	7.96	(256,616)	4.77
Forfeited	11.34	(244,139)	13.29

Balance, end of year	$10.65	1,591,980	$10.55

Exercisable, end of year		1,040,809
Avg. fair value of options granted	$3.75		$3.54

     As of December 31, 2002, outstanding stock options consist of the following:

				Options	Weighted Avg.	Weighted Avg.	Options	Weighted Avg.
Exercise Price Range				Outstanding	Exercise Price	Remaining Life	Exercisable	Exercise Price

	$3.77	–	$9.10	185,055	$6.78	3.69	170,446	$6.63
	9.20	–	9.20	411,824	9.20	7.32	296,314	9.20
	9.26	–	10.28	455,491	10.18	8.16	178,533	10.05
	10.71	–	14.60	377,050	12.84	6.22	365,395	12.83
	14.67	–	18.97	506,517	15.39	8.27	168,527	16.80

Total				1,935,937	$11.53	7.21	1,179,215	$11.17

16. STOCK PLANS, (Continued)

     Bancorp accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. See footnote 1 “SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES” for further information.

     The average fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the assumptions used in the fair value calculation:

	Non-Qualified Director Options			Employee Options

	2002	2001	2000	2002	2001	2000

Risk Free interest rates	4.52%	4.74%	6.53%	2.70%-4.77%	4.02%-5.09%	5.75%-6.75%
Expected dividend	2.25%	1.99%	2.54%	2.25%	1.99%	2.54%
Expected lives, in years	5	5	5	5	5	5
Expected volatility	23%	41%	41%	23%	41%	41%

     Bancorp grants restricted stock periodically as a part of the 2002 Plan for the benefit of employees and directors. There are 113,000 shares authorized for restricted stock grants under this plan. At December 31, 2002 there were 88,300 shares available for restricted stock grants. Restricted stock grants are made at the discretion of the Board of Directors, except with regard to grants to Bancorp’s Section 16 officers, which are made at the discretion of the Board’s Compensation and Personnel Committee. Restricted shares issued currently vest over three years. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period which is currently 3 years for all grants issued. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. The restriction is based upon continuous service. Restricted stock consists of the following for the years ended December 31, 2002, 2001 and 2000:

	2002	Average	2001	Average	2000	Average
	Restricted	Market Price	Restricted	Market Price	Restricted	Market Price
	Shares	at Grant	Shares	at Grant	Shares	at Grant

Balance, beginning of year	115,166		140,598
Granted	24,700	$15.25	34,150	$12.50	143,568	$9.23
Forfeited/vested	(53,507)		(59,582)		(2,970)

Balance, end of year	86,359		115,166		140,598

     The balance of unearned compensation related to these restricted shares as of December 31, 2002 and 2001 was $.7 million and $.9 million respectively. Total compensation expense recognized for the restricted shares granted was $566,000, $582,000 and $267,000 in 2002, 2001 and 2000, respectively.

17.      FAIR VALUES OF FINANCIAL INSTRUMENTS

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

         Trust preferred securities - The carrying amount is a reasonable estimate of fair value given the quarterly repricing characteristics of the trust preferred securities.

         Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees - The majority of our commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the borrower or us, they only have value to the borrower and us. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the following table.

17.      FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

         The estimated fair values of financial instruments at December 31, 2002 are as follows:

(Dollars in thousands)	Carrying Value	Fair Value

FINANCIAL ASSETS:
Cash and cash equivalents	$57,733	$57,733
Trading assets	967	967
Investment securities	266,407	266,407
Net Loans (net of allowance for loan losses and including loans held for sale)	$1,154,001	$1,202,099
FINANCIAL LIABILITIES:
Deposits	$1,266,453	$1,272,281
Short-term borrowings	9,902	9,902
Long-term borrowings	98,000	103,392
Mandatorily redeemable trust preferred securities	12,500	12,500
Derivative instruments - Swaps	957	957

     The estimated fair values of financial instruments at December 31, 2001 are as follows:

(Dollars in thousands)	Carrying Value	Fair Value

FINANCIAL ASSETS:
Cash and cash equivalents	$52,961	$52,961
Trading assets	1,092	1,092
Investment securities	244,689	244,689
Net Loans (net of allowance for loan losses and including loans held for sale)	$1,083,821	$1,088,314
FINANCIAL LIABILITIES:
Deposits	$1,171,433	$1,171,885
Short-term borrowings	26,688	26,688
Long-term borrowings	90,500	93,315
Mandatorily redeemable trust preferred securities	5,000	5,000

18.      FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

        Financial instruments held or issued for lending-related purposes.

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

         The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. As of December 31, 2002, outstanding commitments consist of the following:

Contract or
(Dollars in thousands)	Notional Amount

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial construction or land development	$65,640
Revolving open-end lines secured by 1-4 family residential properties	62,492
Credit card lines	27,405
Other	184,307
Standby letters of credit and financial guarantees	3,294

Total	$343,138

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

         Bancorp currently uses single interest-rate swaps to convert its variable rate Preferred Securities to fixed rates. These swaps have been entered into concurrently with the issuance of the Preferred Securities. These swaps are accounted for as cash flow hedges under SFAS No. 133. The swaps possess a term equal to the non-callable term of the Preferred Securities, with a fixed pay rate and a receive rate indexed to rates paid on the Preferred Securities and a notional amount equal to the amount of the Preferred Securities being hedged. The specific terms and notional amount of the swaps exactly match those of the Preferred Securities being hedged with the exception that the Preferred Securities have an interest rate cap of 12.5%. As such the swaps are not considered to be 100% effective and changes in the fair value of the hedge are recorded in other comprehensive income and the measure of the ineffective portion is recorded in other expense on the statement of income. For the years ended December 31, 2002 and 2001 the expense recognized for hedge ineffectiveness was $39,000 and $0, respectively. The floating rate Preferred Securities combined with the cash flow hedge created a synthetic fixed rate debt instrument. The unrealized loss on the cash flow hedge approximated the unrealized loss the Company would have incurred if it had issued a fixed rate debt instrument.

         The notional amount of the swaps is $12.5 million at December 31, 2002 and $5 million at December 31, 2001. Both swaps have a term of 5 years expiring June 2007 and December 2006, respectively. The Company intends to use the swaps as a hedge of the related debt for 5 years. The periodic settlement date of the swap results in the reclassifying as earnings the gains or losses that are reported in accumulated other comprehensive income. The estimated amount of existing unrealized losses that will be reclassified into earnings in 2003 is approximately $438,000. The fair value of Bancorp’s swaps recorded in other liabilities at December 31, 2002 was $957,000. No fair value was recorded in 2001. For the year ended December 31, 2000, the Company did not have any derivative instruments.

19.      PARENT COMPANY ONLY FINANCIAL DATA

        The following sets forth the condensed financial information of West Coast Bancorp on a stand-alone basis:

WEST COAST BANCORP
UNCONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)	2002	2001

Assets:
Cash and cash equivalents	$5,104	$7,451
Investment in subsidiaries	142,815	124,303
Other assets	—	3,211

Total assets	$147,919	$134,965

Liabilities and stockholders’ equity:
Long term borrowings	$12,887	$5,155
Other liabilities	1,645	1,020

Total liabilities	14,532	6,175
Stockholders’ equity	133,387	128,790

Total liabilities and stockholders’ equity	$147,919	$134,965

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (Dollars in thousands)	2002	2001	2000

Income:
Cash dividends from subsidiaries	$2,320	$12,384	$8,915
Other income from the subsidiaries	94	56	63
Other income	10	1	3

Total income	2,424	12,441	8,981
Expenses:
Interest expense	497	9	—
Other expense	2	7	36

Total expense	499	16	36
Income before income taxes and equity in undistributed earnings of the bank	1,925	12,425	8,945
Income tax (expense) benefit	158	(16)	(9)

Net income before equity in undistributed earnings of the bank	2,083	12,409	8,936
Equity in undistributed earnings of the bank	16,120	2,351	2,684

Net income	$18,203	$14,760	$11,620

19.      PARENT COMPANY ONLY FINANCIAL DATA (Continued)

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF CASH FLOW

Year ended December 31 (Dollars in thousands)	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,203	$14,760	$11,620
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(16,120)	(2,351)	(2,684)
(Increase) decrease in other assets	3,211	(2,730)	808
Increase in other liabilities	625	138	158
Tax benefit associated with stock options	301	185	159

Net cash provided by operating activities	6,220	10,002	10,061
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from long-term borrowings	7,500	5,155	—
Net proceeds from issuance of common stock	1,148	813	1,034
Repurchase of common stock	(13,081)	(6,597)	(8,009)
Dividends paid and cash paid for fractional shares	(4,699)	(4,465)	(4,167)
Other, net	565	151	267

Net cash used in financing activities	(8,567)	(4,943)	(10,875)
Net increase (decrease) in cash and cash equivalents	(2,347)	5,059	(814)
Cash and cash equivalents at beginning of year	7,451	2,392	3,206

Cash and cash equivalents at end of year	$5,104	$7,451	$2,392

20.     SEGMENT AND RELATED INFORMATION

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

	As of and for the year ended
(Dollars in thousands)	December 31, 2002

	Banking	Other	Intersegment	Consolidation

Interest income	$95,937	$684	$(593)	$96,028
Interest expense	28,139	986	(593)	28,532

Net interest income (expense)	67,798	(302)	—	67,496

Provision for loan loss	4,979	—	—	4,979
Noninterest income	17,161	1,688	(155)	18,694
Noninterest expense	52,467	1,706	(155)	54,018

Income (loss) before income taxes	27,513	(320)	—	27,193
Provision (benefit) for income taxes	9,120	(130)	—	8,990

Net income (loss)	$18,393	$(190)	$—	$18,203

Depreciation and amortization	$3,582	$1	$—	$3,583
Assets	$1,530,746	$7,940	$(6,359)	$1,532,327
Loans, net	$1,143,077	$12,887	$(12,887)	$1,143,077
Deposits	$1,272,467	$—	$(6,014)	$1,266,453
Equity	$139,702	$(6,315)	$—	$133,387

	As of and for the year ended
(Dollars in thousands)	December 31, 2001

	Banking	Other	Intersegment	Consolidation

Interest income	$100,179	$164	$(66)	$100,277
Interest expense	40,619	19	(66)	40,572

Net interest income	59,560	145	—	59,705

Provision for loan loss	3,282	—	—	3,282
Noninterest income	15,431	1,750	(150)	17,031
Noninterest expense	50,515	1,634	(150)	51,999

Income before income taxes	21,194	261	—	21,455
Provision for income taxes	6,594	101	—	6,695

Net income	$14,600	$160	$—	$14,760

Depreciation and amortization	$4,077	$1	$—	$4,078
Assets	$1,434,315	$10,230	$(8,844)	$1,435,701
Loans, net	$1,069,798	$5,155	$(5,155)	$1,069,798
Deposits	$1,179,772	$—	$(8,339)	$1,171,433
Equity	$121,492	$7,298	$—	$128,790

20.       SEGMENT AND RELATED INFORMATION (Continued)

	As of and for the year ended
(Dollars in thousands)	December 31, 2000

	Banking	Other	Intersegment	Consolidation

Interest income	$107,820	$161	$(68)	$107,913
Interest expense	48,147	3	(68)	48,082

Net interest income	59,673	158	—	59,831

Provision for loan loss	2,068	—	—	2,068
Noninterest income	12,023	1,987	(137)	13,873
Noninterest expense	52,801	1,909	(137)	54,573

Income before income taxes	16,827	236	—	17,063
Provision for income taxes	5,354	89	—	5,443

Net income	$11,473	$147	$—	$11,620

Depreciation and amortization	$4,272	$5	$—	$4,277
Assets	$1,353,676	$5,026	$(3,741)	$1,354,961
Loans, net	$985,968	$—	$—	$985,968
Deposits	$1,079,760	$—	$(3,152)	$1,076,608
Equity	$117,055	$4,214	$—	$121,269

QUARTERLY FINANCIAL INFORMATION (unaudited)

(Dollars in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
2002
Interest income	$23,658	$23,859	$24,882	$23,629
Interest expense	7,599	7,013	7,504	6,416

Net interest income	16,059	16,846	17,378	17,213
Provision for loan loss	878	1,442	1,467	1,192
Noninterest income	5,215	4,510	4,264	4,705
Noninterest expense	13,964	13,087	13,183	13,784

Income before income taxes	6,432	6,827	6,992	6,942
Provision for income taxes	2,189	2,303	2,339	2,159

Net income	$4,243	$4,524	$4,653	$4,783

Earnings per common share:
Basic	$0.27	$0.29	$0.30	$0.31
Diluted	$0.26	$0.28	$0.29	$0.30

(Dollars in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
2001
Interest income	$25,980	$25,143	$24,912	$24,242
Interest expense	12,072	10,870	9,586	8,044

Net interest income	13,908	14,273	15,326	16,198
Provision for loan loss	525	675	920	1,162
Noninterest income	4,385	4,226	4,159	4,261
Noninterest expense	12,195	14,149	12,581	13,074

Income before income taxes	5,573	3,675	5,984	6,223
Provision for income taxes	1,890	953	1,876	1,976

Net income	$3,683	$2,722	$4,108	$4,247

Earnings per common share:
Basic	$0.23	$0.17	$0.25	$0.27
Diluted	$0.22	$0.17	$0.25	$0.26

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
FINANCIAL DISCLOSURE.

     NONE.

PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         For information concerning directors and certain executive officers of Bancorp, see “INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE” and “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “MANAGEMENT” in Bancorp’s 2003 Annual Meeting Proxy Statement (“Proxy Statement”), which is incorporated herein by reference.

ITEM 11.     EXECUTIVE COMPENSATION

         For information concerning executive compensation, see “INFORMATION WITH RESPECT TO NOMINEES AND DIRECTORS WHOSE TERMS CONTINUE – Compensation Of Directors” and “EXECUTIVE COMPENSATION” in the Proxy Statement, which is incorporated herein by reference.

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

ITEM 14.     CONTROLS AND PROCEDURES

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

PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

(3)	Exhibits: Exhibits are listed in the Exhibit Index beginning on page 65 of this report.

(b)	During the three months ended December 31, 2002 Bancorp filed the following current report on Form 8-K:

None

(c)	Exhibits: The response to this portion of Item 15 is submitted as a separate section of this report entitled, “Index to Exhibits.”

(d)	Financial Statement Schedules: None

SIGNATURES AND CERTIFICATIONS

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 2003.

WEST COAST BANCORP

(Registrant)

By: /s/ Robert D. Sznewajs
President and CEO

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 25th day of February, 2003.

Principal Executive Officer:
/s/ Robert D. Sznewajs Robert D. Sznewajs	President and CEO and Director

Principal Financial Officer:
/s/ Anders Giltvedt Anders Giltvedt	Executive Vice President and Chief Financial Officer

Principal Accounting Officer:
/s/ Kevin M. McClung Kevin M. McClung	Vice President and Controller

Remaining Directors:
/s/ Lloyd D. Ankeny Lloyd D. Ankeny, Chairman

/s/ Michael J. Bragg Michael J. Bragg

/s/ William B. Loch William B. Loch

/s/ Jack E. Long Jack E. Long

/s/ Duane C. McDougall Duane C. McDougall

/s/ Steven Oliva Steven Oliva

/s/ J.F. Ouderkirk J.F. Ouderkirk

/s/ Steven Spence Steven Spence

/s/ Nancy Wilgenbusch Nancy Wilgenbusch

Certification of Chief Executive Officer

I, Robert D. Sznewajs, certify that:

1.	I have reviewed this Annual Report on Form 10-K of West Coast Bancorp;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

(c)	Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 28, 2003

/s/ Robert D. Sznewajs

Chief Executive Officer and President

Certification of Chief Financial Officer

I, Anders Giltvedt, certify that:

1.	I have reviewed this Annual Report on Form 10-K of West Coast Bancorp;

2.	Based on my knowledge, this Annual Report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Annual Report;

3.	Based on my knowledge, the financial statements, and other financial information included in this Annual Report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this Annual Report;

4.	The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this Annual Report is being prepared;

(b)	Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this Annual Report (the “Evaluation Date”); and

(c)	Presented in this Annual Report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

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

6.	The registrant’s other certifying officer and I have indicated in this Annual Report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: February 28, 2003
/s/ Anders Giltvedt
Executive Vice President and Chief Financial Officer

INDEX TO EXHIBITS

Exhibit No.	Exhibit

3.1	Restated Articles of Incorporation[1]

3.2	Restated Bylaws[2]

4	The Company has incurred long-term indebtedness as to which the amount involved is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish instruments relating to such indebtedness to the Commission upon its request

10.1	Salary Continuation Agreement between the Company and West Coast Bank and Cynthia Sparacio dated April 1, 2001[3]

10.2	Salary Continuation Agreement between the Company and West Coast Bank and David Prysock dated April 1, 2001[3]

10.3	Salary Continuation Agreement between the Company and West Coast Bank and James D. Bygland dated April 1, 2001[3]

10.4	Salary Continuation Agreement between the Company and West Coast Bank and Richard Rasmussen dated April 1, 2001[3]

10.5	Salary Continuation Agreement between the Company and West Coast Bank and Xandra McKeown dated April 1, 2001[3]

10.6	Change of Control Employment Agreement between the Company and Robert D. Sznewajs dated January 1, 2000[4]

10.7	Change of Control Employment Agreement between the Company and Anders Giltvedt dated July 25, 2000[5]

10.8	Form of Indemnification Agreement[6]

10.9	401(k) Profit Sharing Plan[7]

10.10	Directors’ Deferred Compensation Plan[7]

10.11	Executives’ Deferred Compensation Plan[7]

10.12	Combined 1991 Incentive Stock Option Plan and 1991 Nonqualified Stock Option Plan[8]

10.13	Directors’ Stock Option Plan and Form of Agreement[9]

10.14	Incentive Stock Option Plan and Form of Agreement[9]

10.15	Nonqualified Stock Option Plan and Form of Agreement[9]

10.16	1999 Stock Option Plan and Form of Agreement[10]

10.17	1999 Director Stock Option Plan and Form of Agreement[11]

10.18	2000 Restricted Stock Plan[12]

[1]	Incorporated by reference to Exhibit 3.1 of Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

[2]	Incorporated by reference to Exhibits 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

[3]	Incorporated by reference to Exhibits 10.1, 10.2, 10.3, 10.4 and 10.5 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

[4]	Incorporated by reference to Exhibits 10.1 and 10.2 of the Company’s Current Report on Form 8-K filed January 7, 2000.

[5]	Incorporated by reference to Exhibit 10-8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

[6]	Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

[7]	Incorporated by reference to Exhibits 99.1, 99.2, 99.3 and 99.5 of Company’s S-8 Registration Statement, Registration No. 333-01649.

[8]	Incorporated by reference to Exhibits 99.1 and 99.2 of Company’s S-8 Registration Statement, Registration No. 333-01651.

[9]	Incorporated by reference to Exhibits 99.1, 99.2, 99.3 and 99.5 of Company’s S-8 Registration Statement, Registration No. 33-60259.

[10]	Incorporated by reference to Exhibits 99.1 and 99.2 of Company’s S-8 Registration Statement, Registration No. 333-86113.

[11]	Incorporated by reference to Exhibits 99.1 and 99.2 of Company’s S-8 Registration Statement, Registration No. 333-35318.

[12]	Incorporated by reference to Exhibit 99.2 of Company’s S-8 Registration Statement, Registration No. 333-35208.

INDEX TO EXHIBITS (continued)

Exhibit No.	Exhibit

10.19	Incentive Stock Option and Nonstatutory Stock Option Plan and Employee Stock Option Plan of Vancouver Bancorp and Forms of Agreements[13]
10.20	2002 Stock Incentive Plan (“2002 Plan”) and Form of Option Agreement and Restricted Stock Agreement.[14]
21.1	Subsidiaries of the Company
23.1	Consent of Deloitte & Touche LLP
23.2	Consent of Arthur Andersen LLP[15]
99.1	Certification of Chief Executive Officer of West Coast Bancorp
99.2	Certification of Chief Financial Officer of West Coast Bancorp

[13]	Incorporated by reference to Exhibits 99.1-99.6 of Company’s S-8 Registration Statement, Registration No. 333-09721.

[14]	Incorporated by reference to Exhibits 10.1, 10.2, and 10.3 of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

[15]	Until July 2001, Arthur Andersen LLP (“Arthur Andersen”) served as Bancorp’s independent auditors. As a result, the registrant’s statements of income, cash flows, and changes in stockholders’ equity for the one-year period ended December 31, 2000, included in this report were audited by Arthur Andersen, as stated in their report dated January 18, 2001. A copy of the Arthur Andersen report has been included in this report on page 32. After reasonable efforts, Bancorp was not able to obtain a consent from Arthur Andersen to the incorporation of their report contained in this Annual Report in the registration statements on Form S-8 (File Nos. 333-35318, 333-352008, 333-86113, 333-09721, 333-01649, and 033-60259) as required by Section 7 of the Securities Act of 1933, as amended (the “Securities Act”). Under these circumstances, Rule 437a under the Securities Act permits Bancorp to file this report without such consent. Because Arthur Andersen has not consented to incorporation by reference of their report in these registration statements, purchasers of securities registered thereunder will not be able to sue Arthur Andersen pursuant to Section 11 of the Securities Act for any untrue statements of a material fact contained in our financial statements audited by Arthur Andersen LLP or any omission to state a material fact required to be stated therein, and may have their recovery limited as a result of the lack of consent.