Form 10-Q
period 2003-03-31
WEST COAST BANCORP /NEW/OR/
filed 2003-05-14
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of

the Securities Exchange Act of 1934

For the Quarter ended March 31, 2003 Commission file number 0-10997

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

     The number of shares of Registrant’s Common Stock outstanding on April 30, 2003 was 15,211,049.

WEST COAST BANCORP
FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Dollars in thousands)	2003	2002

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$55,433	$55,026
Interest-bearing deposits in other banks	27	2,316
Federal funds sold	5,598	391

Total cash and cash equivalents	61,058	57,733
Trading assets	956	967
Investment securities available for sale, at fair value (amortized cost: $256,013 and $257,954)	265,072	266,407
Loans held for sale	8,928	10,924
Loans	1,174,242	1,159,915
Allowance for loan losses	(17,246)	(16,838)

Loans, net	1,156,996	1,143,077
Premises and equipment, net	26,169	26,609
Intangible assets, net	1,129	1,218
Bank owned life insurance	13,867	1,757
Other assets	22,999	23,635

Total assets	$1,557,174	$1,532,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$276,037	$275,724
Savings and interest-bearing demand	623,869	619,502
Certificates of deposit	372,569	371,227

Total deposits	1,272,475	1,266,453
Short-term borrowings	38,332	9,902
Long-term borrowings	83,000	98,000
Mandatorily redeemable trust preferred securities	12,500	12,500
Other liabilities	16,324	12,085

Total liabilities	1,422,631	1,398,940
Commitments and contingent liabilities (note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock: no par value, none issued; 10,000,000 shares authorized	—	—
Common stock: no par value, 55,000,000 shares authorized; 15,153,040 and 15,325,937 shares issued and outstanding, respectively	18,941	19,158
Additional paid-in capital	69,743	72,279
Retained earnings	41,592	38,047
Deferred compensation	(658)	(671)
Accumulated other comprehensive income	4,925	4,574

Total stockholders’ equity	134,543	133,387

Total liabilities and stockholders’ equity	$1,557,174	$1,532,327

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars and shares in thousands	Three months ended March 31,
except per shares data)	2003	2002

INTEREST INCOME:
Interest and fees on loans	$19,494	$20,468
Interest on taxable investment securities	2,211	2,264
Interest on nontaxable investment securities	831	904
Interest on deposits in other banks	4	16
Interest on federal funds sold	8	6

Total interest income	22,548	23,658
INTEREST EXPENSE:
Savings and interest-bearing demand	1,288	1,900
Certificates of deposit	2,899	3,968
Short-term borrowings	140	121
Long-term borrowings	1,262	1,499
Manditorily redeemable trust preferred securities	261	111

Total interest expense	5,850	7,599

NET INTEREST INCOME	16,698	16,059
Provision for loan losses	850	878

Net interest income after provision for loan losses	15,848	15,181
NONINTEREST INCOME:
Service charges on deposit accounts	1,672	1,557
Other service charges, commissions and fees	1,392	1,149
Trust revenue	414	461
Gain on sales of loans	1,142	1,092
Bank owned life insurance	110	8
Other	60	948
Gain on sales of securities	192	—

Total noninterest income	4,982	5,215
NONINTEREST EXPENSE:
Salaries and employee benefits	7,830	7,545
Equipment	1,216	1,332
Occupancy	1,181	1,153
Check and other transaction processing	675	618
Professional fees	501	361
Courier and postage	509	476
Marketing	290	392
Communications	286	295
Other taxes and insurance	182	195
Printing and office supplies	140	171
Other noninterest expense	874	1,426

Total noninterest expense	13,684	13,964

INCOME BEFORE INCOME TAXES	7,146	6,432
PROVISION FOR INCOME TAXES	2,427	2,189

NET INCOME	$4,719	$4,243

Basic earnings per share	$0.31	$0.27
Diluted earnings per share	$0.30	$0.26
Weighted average common shares	15,147	15,860
Weighted average diluted shares	15,611	16,305

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,

(Dollars in thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,719	$4,243
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of premises and equipment	691	904
Deferred income tax expense (benefit)	(155)	98
Write-down of premises and equipment	—	613
Amortization of intangibles	89	90
Provision for loan losses	850	878
Increase in interest receivable	(143)	(1,019)
Decrease in other assets	824	140
Gain on sale of securities	(192)	—
Origination of loans held for sale	(42,214)	(21,613)
Proceeds from sales of loans held for sale	44,210	30,364
Increase (decrease) in interest payable	109	(457)
Increase in other liabilities	4,129	555
Stock based compensation expense	159	124
Tax benefit associated with stock options	55	—
Decrease in trading assets	11	42

Net cash provided by operating activities	13,142	14,962
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	23,520	16,373
Proceeds from sales of securities	4,158	—
Purchase of available for sale securities	(25,800)	(12,457)
Purchase of bank owned life insurance	(12,000)	—
Loans made to customers greater than principal collected on loans	(14,768)	(12,944)
Net capital expenditures	(252)	(324)

Net cash used in investing activities	(25,142)	(9,352)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest bearing transaction accounts	4,681	2,621
Net increase in certificates of deposit	1,341	30,659
Proceeds from issuance of long-term borrowings	—	15,000
Repayment of long-term borrowings	(15,000)	(15,000)
Net (decrease) increase in short-term borrowings	28,430	(16,786)
Redemption and repurchase of common stock	(3,081)	(2,672)
Net proceeds from issuance of common stock	128	200
Dividends paid and cash paid for fractional shares	(1,174)	(1,162)

Net cash provided by financing activities	15,325	12,860

NET INCREASE IN CASH AND CASH EQUIVALENTS	3,325	18,470
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,733	52,961

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$61,058	$71,431

Supplemental cash flow information:
Cash paid in the period for:
Interest	$5,741	$8,056
Income taxes	$1,000	$1,273

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
			Additional			Other
(Shares and Dollars in thousands)	Common Stock		Paid-In	Retained	Deferred	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income	Total

BALANCE, December 31, 2001	16,025	$20,032	$82,679	$24,543	$(878)	$2,414	$128,790
Comprehensive income:
Net income	—	—	—	18,203	—	—	18,203
Other comprehensive income, net of tax:
Net unrealized investment gains	—	—	—	—	—	2,160	2,160

Other comprehensive income, net of tax							2,160

Comprehensive income							$20,363

Cash dividends, $.30 per common share	—	—	—	(4,699)	—	—	(4,699)
Issuance of common stock- option plans	164	205	1,272	—	—	—	1,477
Redemption of common stock	(35)	(44)	(464)		18	—	(490)
Activity in Deferred Compensation Plan	13	16	144				160
Issuance of common stock- restricted stock plans	25	31	346		(377)	—	—
Amortization of deferred compensation restricted stock					566	—	566
Common stock repurchased and retired	(866)	(1,082)	(11,999)			—	(13,081)
Tax benefit associated with stock options			301			—	301

BALANCE, December 31, 2002	15,326	$19,158	$72,279	$38,047	$(671)	$4,574	$133,387

Comprehensive income:
Net income	$—	$—	$—	$4,719	$—	$—	$4,719
Other comprehensive income, net of tax:
Net unrealized investment gains and unrealized derivative losses	—	—	—	—	—	351	351

Other comprehensive income, net of tax							351

Comprehensive income							$5,070

Cash dividends, $.0775 per common share	—	—	—	(1,174)	—	—	(1,174)
Issuance of common stock- option plans	20	25	140			—	165
Redemption of common stock	(3)	(4)	(43)		17	—	(30)
Activity in Deferred Compensation Plan	—	(1)	(7)				(8)
Issuance of common stock- restricted stock plans	10	13	150		(163)	—	—
Amortization of deferred compensation restricted stock					159	—	159
Common stock repurchased and retired	(200)	(250)	(2,831)			—	(3,081)
Tax benefit associated with stock options			55			—	55

BALANCE, March 31, 2003	15,153	$18,941	$69,743	$41,592	$(658)	$4,925	$134,543

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”) and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), which includes its wholly owned subsidiary Eld inc., West Coast Trust, West Coast Statutory Trust I, West Coast Statutory Trust II, Centennial Funding Corporation and Totten, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or other future periods.

     Certain reclassifications of prior year amounts have been made to conform to current classifications. The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Bancorp’s 2002 Annual Report to Stockholders.

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

     Loans Held for Sale includes mortgage loans and are reported at the lower of cost or market value. Gains or losses on the sale of loans that are held for sale and certain SBA loans, are recognized at the time of the sale and determined by the difference between net sale proceeds and the net book value of the loans less the estimated fair value of any retained servicing rights.

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

     Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral if the loan is collateral dependent. Loans that are currently measured at fair value or at lower of cost or fair value, leases and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment are excluded.

     The allowance for loan loss is based on management’s estimates of probable loan losses incurred as of the balance sheet date. Management determines the adequacy of the allowance for loan loss based on evaluations of the loan portfolio and related off-balance sheet commitments, recent loss experience, and other factors, including economic conditions. The Company determines the amount of the allowance for loan loss required for certain sectors based on relative risk characteristics of the loan portfolio and other financial instruments with credit exposure. Actual losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known. The allowance for loan loss is increased by provisions for loan losses in operating earnings. Losses are charged to the allowance while recoveries are credited to the allowance.

2.	NEW ACCOUNTING PRONOUNCEMENTS

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

3.	ACCOUNTING FOR STOCK BASED COMPENSATION

     At March 31, 2003, Bancorp has multiple stock option plans. Bancorp accounts for its stock option plans using the intrinsic value method under Accounting Principals Board (APB) Opinion 25, under which no compensation cost has been recognized in the periods presented. All options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS No. 123, Accounting for Stock-Based Compensation had been applied to all outstanding and unvested awards in each period.

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2003	2002

Net income, as reported	$4,719	$4,243
Deduct: Total stock-based compensation expense determined under fair value based method for all options, net of related tax effects	(194)	(154)

Pro forma net income	$4,525	$4,089

Earnings per share:
Basic-as reported	$0.31	$0.27
Basic-proforma	$0.30	$0.26
Diluted-as reported	$0.30	$0.26
Diluted-proforma	$0.29	$0.25

4.	COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

	March 31,

(Dollars in thousands)	2003	2002

Net income as reported	$4,719	$4,243
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	797	(462)
Tax provision (benefit)	(313)	181

Net unrealized gain (loss) on securities, net of tax	484	(281)
Less: Reclassification adjustment for gains on sales of securities	192	—
Tax provision	(75)	—

Net realized gains on sale of securities, net of tax	117	—
Unrealized losses on derivatives:
Unrealized holding losses on derivatives arising during the period	(53)	—
Tax benefit	37	—

Net unrealized holding losses from derivatives, net of tax	(16)	—

Total comprehensive income	$5,070	$3,962

     Bancorp currently uses two single interest-rate swaps to convert its variable rate Trust Preferred Securities to fixed rates. These swaps were entered into concurrently with the issuance of the Trust Preferred Securities. The swaps are accounted for as cash flow hedges under SFAS No. 133. The fair value of Bancorp’s swaps was an unrealized loss of $1.0 million at March 31, 2003 and $1.0 million at December 31, 2002. This unrealized loss is reflected in other liabilities on the consolidated balance sheet, as well as in accumulated other comprehensive income in the consolidated statement of changes in stockholders’ equity.

5.	EARNINGS PER SHARE

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

		Weighted Average	Per Share
(Dollars and shares in	Net Income	Shares	Amount
thousands, except per share data)	Three months ended March 31, 2003

Basic earnings	$4,719	15,147	$0.31
Common stock equivalents from:
Stock options		424
Restricted stock		40

Diluted earnings	$4,719	15,611	$0.30

	Three months ended March 31, 2002

Basic earnings	$4,243	15,860	$0.27
Common stock equivalents from:
Stock options		399
Restricted stock		46

Diluted earnings	$4,243	16,305	$0.26

     For the periods reported, Bancorp had no reconciling items between net income and income available to common stockholders.

6.	PREMISES AND EQUIPMENT

     The following table presents the amounts of premises and equipment:

(Dollars in thousands)	March 31, 2003	December 31, 2002

Land	$4,796	$4,796
Buildings and improvements	22,881	22,881
Furniture and equipment	22,209	22,432
Construction in progress	115	37

	50,001	50,146
Accumulated depreciation	(23,832)	(23,537)

Total	$26,169	$26,609

     Depreciation included in the net occupancy and equipment expense amounted to $691,000 and $904,000 in the first quarters of 2003 and 2002, respectively. The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists. During the first quarter of 2003, there were no impairment write downs. In 2002, under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company recognized a total of $613,000 of expenses in other noninterest expense related to fixed asset write-offs and impairment charges. The fair value of the properties was based on pending sale prices and independent appraisals.

7.	ALLOWANCE FOR LOAN LOSSES

     The following tables represent activity in the allowance for loan losses for the three months ended March 31 2003, and 2002:

	Three months ending

(Dollars in thousands)	March 31, 2003	March 31, 2002

Balance at beginning of period	$16,838	$15,252
Provision for loan losses	850	878
Loans charged off	(688)	(571)
Recoveries	246	78

Balance at end of period	$17,246	$15,637

8.	CONTINGENCIES AND LITIGATION

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

     In addition, Bancorp is periodically party to litigation arising in the ordinary course of business. Based on information currently known to management, although there are uncertainties inherent in litigation, we do not believe there is any legal action to which Bancorp or any of its subsidiaries is a party that, individually or in the aggregate, will have a materially adverse effect on Bancorp’s financial condition and results of operations.

9.	SEGMENT AND RELATED INFORMATION

     Bancorp accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the service provided. Intercompany items relate primarily to the use of accounting, human resources, data processing and marketing services provided. All other accounting policies are the same as those described in the summary of significant accounting policies in Bancorp’s 2002 annual report.

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

(Dollars in thousands)	Three months ended March 31, 2003

	Banking	Other	Intersegment	Consolidation

Interest income	$22,528	$180	$(160)	$22,548
Interest expense	5,701	309	(160)	5,850

Net interest income	16,827	(129)	—	16,698

Provision for loan loss	850	—	—	850
Noninterest income	4,601	441	(60)	4,982
Noninterest expense	13,275	469	(60)	13,684

Income (loss) before income taxes	7,303	(157)	—	7,146
Provision (benefit) for income taxes	2,488	(61)	—	2,427

Net income (loss)	$4,815	$(96)	$—	$4,719

Depreciation and amortization	$779	$1	$—	$780
Assets	$1,555,603	$15,711	$(14,140)	$1,557,174
Loans, net	$1,156,996	$12,887	$(12,887)	$1,156,996
Deposits	$1,280,398	$—	$(7,923)	$1,272,475
Equity	$139,875	$3,112	N/A	$134,543

(Dollars in thousands)	Three months ended March 31, 2002

	Banking	Other	Intersegment	Consolidation

Interest income	$23,634	$130	$(106)	$23,658
Interest expense	7,560	145	(106)	7,599

Net interest income	16,074	(15)	—	16,059

Provision for loan loss	878	—	—	878
Noninterest income	4,792	463	(40)	5,215
Noninterest expense	13,602	402	(40)	13,964

Income before income taxes	6,386	46	—	6,432
Provision for income taxes	2,171	18	—	2,189

Net income	$4,215	$28	$—	$4,243

Depreciation and amortization	$993	$1	$—	$994
Assets	$1,451,386	$7,950	$(6,591)	$1,452,745
Loans, net	$1,081,864	$5,155	$(5,155)	$1,081,864
Deposits	$1,210,408	$—	$(5,695)	$1,204,713
Equity	$125,439	$3,803	N/A	$129,242

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

Results of Operations

Three months ended March 31, 2003 and 2002

     Net Income. Bancorp reported net income of $4.72 million, or $.30 per diluted share, for the three months ended March 31, 2003, compared to $4.24 million, or $.26 per diluted share, for the three months ended March 31, 2002. Net interest income increased to $16.7 million in the first quarter of 2003 compared to $16.1 million for the same period in 2002, an increase of $.6 million or 4%. The increase in net interest income continues to be driven by higher loan balances, higher loan fees, and improved deposit mix.

     Excluding the $.6 million gain on sale of property in the first quarter of 2002, total non-interest income increased 8% from the same period a year ago. This was largely due to an increase in total deposit and other service charges of $.4 million, or 13% from the same period a year ago. During the first quarter 2003, the Company invested $12 million in bank owned life insurance, contributing $.1 million to non-interest income in the quarter, with a partially offsetting impact on net interest income and margin. In addition, the Company recognized a $.2 million gain on the sales of securities during the quarter, which substantially offset the expense associated with a pre-payment of long-term debt. On a GAAP basis, total non-interest income decreased 4% from the prior period to $5.0 million. The decrease in non-interest income in the period is partly due to a gain of $.6 million generated from the sale of property in the first quarter of 2002.

     Excluding the first quarter 2002 write-off of certain fixed assets, non-interest expense increased just over 2% from the first quarter of 2002. The period-over-period increase was primarily related to the addition of commercial lending personnel, new branches, and higher commission related expenses. Other than personnel expense, non-interest expense was virtually unchanged with first quarter of 2002.

     See “Reconciliation to GAAP Financial Measures” below for further discussion on this section.

     Net Interest Income. Net interest income is the difference between interest income (principally from loans and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume and net interest spread. Volume is the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread is the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin is net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities. Bancorp’s profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Our balance sheet is currently slightly liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest, or a flattening or inverted interest rate yield curve, could adversely affect our net interest income. A steepening interest rate yield curve may slightly improve net interest income. Further, the effects of a flat yield curve could more adversely affect net interest income than any benefits received from a decreasing rate environment. Competition, the economy, and the interest rate environment also impact Bancorp’s net interest income in any period.

     Net interest income on a tax equivalent basis for the three months ended March 31, 2003, increased 4% to $17.1 million from $16.5 million for the same period in 2002. The increase was mainly due to increased average loan balances and decreases in rates paid on interest bearing liabilities, offset in part by a decrease in yields on average earning assets. Average yields on earning assets decreased to 6.46% in the first quarter of 2003 from 7.23% in 2002. Average interest earning assets increased $89.7 million, or 6.6%, to $1.44 billion in the first quarter of 2003, from $1.35 billion for the same period in 2002. Average rates paid on interest bearing liabilities decreased 71 basis points in the first quarter of 2003, to 2.10% from 2.81% for the like period in 2002. The net interest spread decreased from 4.42% in the first quarter of 2002 to 4.36% in the first quarter of 2003. Bancorp’s net interest margin for the three months ended March 31, 2003, was 4.82%, a decrease of 13 basis points from 4.95% for the comparable period of 2002. The decrease in Bancorp’s net interest margin and related spreads is predominantly due to a combination of lower value non-interest bearing deposits, a $.2 million pre-payment expense on longer-term debt and the purchase of bank owned life insurance.

     Analysis of Net Interest Income. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended		Increase	Percentage
(Dollars in thousands)	March 31,		(Decrease)	Change

	2003	2002	2003-2002	2003-2002

Interest and fee income (1)	$22,996	$24,145	($1,149)	-4.8%

Interest expense	5,850	7,599	(1,749)	-23.0%

Net interest income (1)	$17,146	$16,546	$600	3.6%
Average interest earning assets	$1,443,984	$1,354,266	$89,718	6.6%
Average interest bearing liabilities	$1,131,788	$1,095,969	$35,819	3.3%
Average interest earning assets/Average interest bearing liabilities	127.6%	123.6%	4.0%
Average yields earned (1)	6.46%	7.23%	-0.77%
Average rates paid	2.10%	2.81%	-0.71%
Net interest spread (1)	4.36%	4.42%	-0.06%
Net interest margin (1)	4.82%	4.95%	-0.13%

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. These ratios for the three months ended March 31, 2003 and 2002 have been annualized where appropriate.

     Provision for Loan Loss. Bancorp recorded provisions for loan losses for the first quarter of 2003 and 2002 of $850,000 and $878,000, respectively. The slight decrease in the provision in the first quarter of 2003 compared to the first quarter of 2002 is primarily due to changes in the risk characteristics of the loan portfolio and lower net loan charge-offs in the first quarter of 2003. Net charge-offs for the first quarter of 2003 were $442,000, compared to net charge-offs of $493,000 for the same period in 2002. Net charge-offs were concentrated in commercial real estate and consumer credit portfolios. The Company experienced loan recoveries of $247,000 during the quarter ended March 31, 2003, as compared to $78,000 in first quarter 2002. Annualized net charge-offs for the first quarter 2003 were 0.15% of average loans, compared to 0.18% in the same period last year. At March 31, 2003, non-performing assets were 0.41% of total assets, compared to 0.47% one year earlier. Bancorp’s allowance for loan losses as a percentage of total loans was 1.47% at March 31, 2003, up from 1.42% at March 31, 2002. The provision for loan loss is recorded to bring the allowance for loan losses to an amount considered appropriate by management based on factors which are described in the “Lending and Credit Management” and “Allowance for Loan Losses” sections of this report.

     Noninterest Income. Excluding the $.6 million gain on sale of property in the first quarter of 2002, total non-interest income increased 8% from the same period a year ago. Service charges on deposit accounts and other service charges, commissions and fees increased 13% in first quarter of 2003 over the same period in 2002, caused mainly by increases in customer transaction activity and investment sales related fees. Gains on sales of loans increased 4.6% to $1.1 million in the first quarter of 2003, compared to the same period of 2002. Gains on sales of loans increased due to continued strong single family residential loan production. Trust revenue declined in the first quarter of 2003, as compared to the same period in 2002, mainly due to a decrease in the market value of the asset portfolio managed. During the first quarter of 2003, the Company purchased $12 million of bank owned life insurance, which produced $.1 million in revenues in the first quarter. Other noninterest income decreased in the first quarter of 2003, compared to 2002 due to the sale of property in the first quarter of 2002. Gains on sales of securities were recognized in the first quarter of 2003 of $.2 million. No securities were sold in the first quarter of 2002.

     See “Reconciliation to GAAP Financial Measures” below for further discussion on this section.

     Noninterest Expense. Excluding the first quarter 2002 write-off of certain fixed assets noninterest expense for the first quarter ended March 31, 2003 was $13.7 million, an increase of $.3 million compared to $13.4 million in core noninterest expense for the same period in 2002. In 2002, under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company recognized a total of $.6 million of expenses in other noninterest expense related to fixed asset write-offs and impairment charges. The fair value of the properties was based on pending sale prices and independent appraisals.

     Bancorp’s compensation and employee benefits increased $.3 million, or 3.8%, to $7.8 million in the first quarter of 2003, from $7.5 million for the like period in 2002. The increase in compensation expense was primarily related to the addition of commercial lending personnel, new branches, and higher commission related expenses. For the quarter ending March 31, 2003, Bancorp employed 566 full time equivalent employees compared to 554 at March 31, 2002. Bancorp has continued to expand its products, services, and branch network over the previous year.

     Equipment expense decreased over 8% in the first quarter of 2003 over 2002. This decrease is due to multiple factors, including a decrease in equipment depreciation expense associated with a decrease in capital investments in equipment, and a shift to using more software and third party based product delivery. Occupancy expenses increased 2.4% in the first quarter of 2003 compared to the same period in 2002. The increase in occupancy expense is due to the addition of two new branches and certain periodic increases in other leased properties. Check and other transaction processing fees increased in the first quarter of 2003 compared to 2002 due to an increase in the volume of transactions processed. Professional fees increased $140,000 in the first quarter of 2003 compared to the same period in 2002 due to increased legal expenses in 2003 compared to 2002. The increased legal expenses are generally associated with more services required for loan collection, contract review, and general legal work. Courier and postage expense increased over 6% in the first quarter as new customers took advantage of courier services. Marketing expenses decreased 26% in the first quarter of 2003 compared to the same period in 2002, due to a decrease in newspaper advertising, direct mail campaigns and public relation related expenses.

     Communication expense, printing and office supply expense, and other taxes and insurance expense decreased slightly in the first quarter of 2003 compared to 2002. Excluding the first quarter 2002 write-off of certain fixed assets, other noninterest expenses were reduced slightly in the quarter ended March 31, 2003, compared to the previous year.

     See “Reconciliation to GAAP Financial Measures” below for further discussion on this section.

     Reconciliation to GAAP Financial Measures. The above sections include information relating to non-interest income and non-interest expense that is calculated on a non-GAAP basis. Management uses this non-GAAP information internally, and has disclosed it to investors, based on its belief that the information provides a more useful picture of its operating results for purposes of comparisons to results for prior periods. The tables below include a reconciliation of these measures to comparable measures calculated in accordance with GAAP.

	Three months ended
	March 31,		Change
(Unaudited) (dollars in thousands):	2003	2002	$	%

Non-interest income excluding gain on sale of property	$4,982	$4,602	$380	8%
add: Gain on sale of property	—	613	-613	—

GAAP non-interest income	$4,982	$5,215	$-233	-4%

	Three months ended
	March 31,		Change
	2003	2002	$	%

Non-interest expense excluding write-off of fixed assets	$13,684	$13,351	$333	2%
add: Write off of fixed assets	—	613	-613	—

GAAP non-interest expense	$13,684	$13,964	$-280	-2%

Income Taxes

     During the first three months of 2003, due to an increase in taxable income before taxes, the provision for income taxes increased from the first three months of 2002. Bancorp’s effective tax rate in the first three months of 2003 and 2002 was 34%.

Investment Portfolio

     The investment portfolio decreased $1.3 million for the period ended March 31, 2003 compared to December 31, 2002. The composition and carrying value of the Bank’s investment portfolio is as follows:

	March 31,	December 31,
(Dollars in thousands)	2003	2002

Investments available for sale (At fair value)
U.S. Treasury securities	$5,570	$5,583
U.S. Government agency securities	72,521	66,483
Corporate securities	20,689	22,497
Mortgage-backed securities	67,888	69,234
Obligations of state and political subdivisions	86,714	87,592
Equity and other securities	11,690	15,018

Total Investment Portfolio	$265,072	$266,407

Liquidity and Sources of Funds

     Bancorp’s primary sources of funds are customer deposits, maturities of investment securities, sales of available for sale securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank of Seattle (“FHLB”), the issuance of trust preferred securities and the use of Federal Funds markets. Scheduled loan repayments are a relatively stable sources of funds, while deposit inflows and unscheduled loan prepayments are not. General interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors, influence unscheduled loan prepayments.

     Deposits are Bancorp’s primary source of funds. Total deposits were $1.272 billion at March 31, 2003, compared to $1.266 billion at December 31, 2002. At March 31, 2003, Bancorp used no brokered deposits, but we may accept such deposits in the future. We are focused on attracting deposits in the market area we serve through competitive pricing and delivery of a quality product. The composition of Bancorp’s deposits is as follows:

	March 31,		December 31,
	2003		2002

(Dollars in thousands)	Amount	Percent	Amount	Percent

Demand	$276,037	22%	$275,724	22%
Savings and interest bearing demand	623,869	46%	619,502	49%
Certificates of deposit	372,569	32%	371,227	29%

Total deposits	$1,272,475	100%	$1,266,453	100%

     Management anticipates that Bancorp will continue relying on customer deposits, maturity of investment securities, sales of available for sale securities, loan sales, loan repayments, net income, trust preferred securities, Federal Funds markets, FHLB, and other borrowings to provide liquidity. Deposit balances might be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition, and other factors. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to better match maturities or repricing intervals of assets. The sources of such funds might include repurchase agreements, and borrowings from the FHLB and the issuance of Trust Preferred Securities.

     As of March 31, 2003 other borrowings had the following time periods remaining to contractual maturity.

	Payments due within time period at March 31, 2003

				Due after
(Dollars in thousands)	0-12 months	1-3 Years	4-5 Years	five years	Total

Reverse repurchase agreements	$9,902	$—	$—	$—	$9,902
Trust preferred securities	—	—	12,500	—	12,500
Short term borrowings	$28,430	—	—	—	28,430
Long-term borrowings	10,000	47,500	25,500	—	83,000

Total borrowings	$48,332	$47,500	$38,000	$—	$133,832

Capital Resources

     The Federal Reserve Bank (FRB) and the Federal Deposit Insurance Corporation (FDIC) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of March 31, 2003, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     In June 2002, West Coast Bancorp issued $7.5 million of pooled Trust Preferred Securities through one issuance by a wholly-owned subsidiary grantor trust, West Coast Statutory Trust II (Trust II). The sole asset of Trust II is $7.5 million principal amount 4.69% Debentures that mature in June 2032, and are redeemable prior to maturity at the option of the Company on or after June 2007. These Trust Preferred Securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. At March 31, 2003, Bancorp’s total outstanding Trust Preferred Securities was $12.5 million.

     The Trust Preferred Securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. Trust II used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the Junior Debentures) of the Company. The Junior Debentures are the sole assets of Trust II and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company’s obligations under the Junior Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the statutory Trust. The Trust Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table summarizes the consolidated Risk Based Capital ratios of Bancorp and the Bank at March 31, 2003 and December 31, 2002.

	March 31, 2003				December 31, 2002

			Amount	Percent			Amount	Percent
			Required For	required for			Required For	required for
			Minimum	Minimum			Minimum	Minimum
			Capital	Capital			Capital	Capital
	Actual		Adequacy	Adequacy	Actual		Adequacy	Adequacy

(Dollars in thousands)	Amount	Ratio	Amount		Amount	Ratio	Amount

Tier 1 Capital
West Coast Bancorp	$140,989	10.16%	$55,495	4%	$140,095	10.10%	$55,474	4%
West Coast Bank	133,861	9.65%	55,489	4%	133,958	9.66%	55,467	4%
Total Capital
West Coast Bancorp	$158,235	11.41%	$110,990	8%	$156,933	11.32%	$110,947	8%
West Coast Bank	151,108	10.89%	110,977	8%	150,796	10.87%	110,933	8%
Risk weighted assets
West Coast Bancorp	$1,387,375				$1,386,843
West Coast Bank	$1,387,216				$1,386,667
Leverage Ratio
West Coast Bancorp	$140,989	9.30%	$45,495	3%	$140,095	9.19%	$45,725	3%
West Coast Bank	133,861	8.83%	45,496	3%	133,958	8.78%	45,748	3%
Adjusted total assets
West Coast Bancorp	1,516,493				1,524,169
West Coast Bank	1,516,520				1,524,927

     Stockholders’ equity increased to $134.5 million at March 31, 2003, from $133.4 million at December 31, 2002, an increase of $1.1 million. The increase is due to net income and an increase in the unrealized gain on securities available for sale, offset in part by payments of cash dividends to stockholders and Bancorp’s activity in its corporate stock repurchase program.

     In July 2000, Bancorp announced a stock repurchase program that was expanded in September 2000, June 2001, and again in September 2002. Under this plan, the Company can buy up to 2.88 million shares of the Company’s common stock, including completed purchases. The Company intends to use existing funds and/or long-term borrowings to finance the repurchases. During the first three months of 2003, and consistent with its capital plan, the Company repurchased approximately 200,000 shares, or approximately 1.3% of its common shares pursuant to its corporate stock repurchase program. Total shares available for repurchase under this plan are 708,000 at March 31, 2003. The following table presents information with respect to Bancorp’s July 2000 stock repurchase program.

			Average
(Shares and dollars in thousands)	Shares repurchased in period	Cost of shares repurchased	Cost per share

Year ended 2000	573	$5,264	$9.19
Year ended 2001	534	6,597	$12.35
Year ended 2002	866	13,081	$15.11
Quarter ended 2003	200	3,081	$15.43

Plan to date total	2,173	$28,023	$12.90

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

     This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002.

Lending and Credit Management

     Interest earned on the loan portfolio is the primary source of Bancorp’s income. Net loans represented 76.6% of total assets as of March 31, 2003. A certain degree of credit risk is inherent in our lending activities. Bancorp has a comprehensive risk management process to control, underwrite, monitor and manage credit risk in our loan portfolio. This risk is managed through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Credit files are examined on a sample test basis, periodically, by the internal credit review department, internal and external auditors, as well as bank regulatory examiners.

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

     The composition of Bancorp’s loan portfolio is as follows:

(Dollars in thousands)	March 31, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

Commercial	$227,959	19.4%	$205,725	17.7%
Real estate construction	110,708	9.4%	121,711	10.5%
Real estate mortgage	158,009	13.5%	148,350	12.8%
Real estate commercial	634,664	54.0%	637,978	55.0%
Installment and other consumer	42,902	3.7%	46,151	4.0%

Total loans	1,174,242	100%	1,159,915	100%
Allowance for loan losses	(17,246)	1.47%	(16,838)	1.45%

Total loans, net	$1,156,996		$1,143,077

     The change in the composition of bancorp’s loan portfolio, with higher a percentage mix in commercial and real estate mortgage (home equity) categories, reflects the strategic focus of the company.

     The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands)	March 31, 2003		December 31, 2002

	Amount	Percent	Amount (1)	Percent

Office Buildings	$140,100	22.1%	$138,700	21.7%
Hotels/Motels	72,500	11.4%	72,200	11.3%
Retail Facilities	71,500	11.3%	73,000	11.4%
Multi-Family - 5+ Residential	66,700	10.5%	66,900	10.5%
Assisted Living	39,400	6.2%	39,600	6.2%
Medical Offices	33,600	5.3%	32,100	5.0%
Industrial parks and related	19,600	3.1%	18,600	2.9%
Mini Storage	18,000	2.8%	18,000	2.8%
Manufacturing Plants	15,900	2.5%	15,900	2.5%
Commercial/Agricultural	15,500	2.4%	13,000	2.0%
Food Establishments	15,200	2.4%	15,200	2.4%
Church, Civic, Nonprofit facilities	14,200	2.2%	14,400	2.3%
Land Development and Raw Land	12,700	2.0%	11,200	1.8%
RV Parks, Marinas, related	11,000	1.7%	10,800	1.7%
Health spa and gym	10,900	1.7%	11,400	1.8%
Other	77,900	12.3%	86,900	13.6%

Total real estate commercial loans	$634,700	100%	$637,900	100%

(1)  Certain amounts have been reclassified at year end to conform to current categories.

     Approximately 35% of Bancorp’s commercial real estate loan portfolio in classified as owner occupied. Bancorp’s underwriting of commercial real estate loans is conservative with loan to values generally not exceeding 75% and debt service coverage ratios of 120% or better.

     As of March 31, 2003, the Bank had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral as comparable loans made to other customers of the Bank. At March 31, 2003 and December 31, 2002, Bancorp had no bankers acceptances.

Nonperforming Assets

     Nonperforming assets include nonaccrual loans, other real estate owned, and loans past due more than 90 days. Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest or principal is doubtful or when the principal or interest payment becomes 90 days past due. The current nonaccrual loans consist of a mix of commercial and commercial real estate secured loans. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received.

     Nonperforming assets consist of the following:

(Dollars in thousands)	March 31, 2003	December 31, 2002

Loans on nonaccrual status	$4,815	$5,080
Loans past due greater than 90 days not on nonaccrual status	—	15
Other real estate owned	1,551	1,672

Total nonperforming assets	$6,366	$6,767

Percentage of nonperforming assets to total assets	0.41%	0.44%

Allowance for Loan Losses

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

     The evaluation of each element above and the overall allowance is based on a continuing assessment of problem loans, related off-balance sheet items, recent and historical loss experience, and other factors, including regulatory guidance and economic factors. The Bank considers historical charge-off levels in addition to existing economic conditions, and other factors, when establishing the allowance for loan losses. Management believes that the allowance for loan losses is adequate at March 31, 2003.

     Our allowance incorporates the results of measuring impaired loans as provided in: SFAS No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No 118, “Accounting by Creditors for Impairment of a Loan — Income Recognition and Disclosures.” These accounting standards prescribe the measurement, income recognition and guidelines concerning impaired loans.

     Specific allowances are established where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred in an amount different than the amount determined by the application of the formula allowance.

     The formula allowance is calculated by applying loss factors to outstanding loans, in each case based on the internal risk grade of those loans or pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and other data management believes pertinent and may be adjusted for significant factors that, in management’s judgement, affect the collectibility of the portfolio as of the evaluation date. Management believes that Commercial and Commercial Real Estate loans have produced significant losses in the banking industry in brief periods at particular points in economic cycles. Therefore, management believes it is appropriate to use a reserve higher than recent charge-off experience would suggest in these categories of loans. This decision is supported by what management perceives to be industry practices for minimum reserve levels and is intended to prevent an understatement of reserves based upon over-reliance on recent loss experience.

     Loss factors used in the formula allowance are described as follows:

—	Problem graded loan loss factors are obtained from historical loss experience, and other relevant factors including trends in past dues, non-accruals, and risk rating changes.

—	Pooled loan loss factors, for loans not individually graded, are based on expected net charge-offs and other factors, including trends in past dues, collateral values, and levels of other real estate owned. Pooled loans are loans and leases that are homogeneous in nature, such as consumer installment and residential mortgage loans.

     The unallocated allowance uses a more subjective method and considers factors such as the following:

—	Existing general economic and business conditions affecting our key lending areas,

—	Credit quality trends, including trends in nonperforming loans expected to result from existing conditions,

—	Loan growth rates and concentrations,

—	Specific industry conditions within portfolio segments,

—	Recent loss experience in particular segments of the portfolio,

—	Interest rate environment,

—	Duration of the current business cycle, and

—	Bank regulatory examination results and findings of our internal credit examiners

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

     At March 31, 2003, the Bank’s allowance for loan losses was $17.2 million, consisting of a $15.4 million formula allowance, a $.3 million specific allowance and a $1.5 million unallocated allowance. At December 31, 2002, our allowance for loan losses was $16.8 million, consisting of a $15.5 million formula allowance, a $.1 million specific allowance and a $1.2 million unallocated allowance. The changes in the allocation of the allowance for loan losses in the first three months of 2003 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of our loans, and charge-offs as well as recovery activity. The higher allocation to the unallocated allowance reflects an increased weighting by management on the above mentioned factors describing the methodology of the unallocated allowance.

     At March 31, 2003, Bancorp’s allowance for loan loss was 1.47% of total loans, and 358% of total nonperforming loans, compared with an allowance for loan losses at December 31, 2002 of 1.45% of total loans, and 330% of total nonperforming loans.

     Changes in the allowance for loan losses are as follows:

	Three months ended	Year ended
(Dollars in thousands)	March 31, 2003	Dec. 31, 2002

Loans outstanding at end of period	$1,174,242	$1,159,915
Average loans outstanding during the period	$1,168,968	$1,127,761
Allowance for loan losses, beginning of period	$16,838	$15,252
Loans charged off:
Commercial	(159)	(1,878)
Real Estate	(311)	(526)
Installment and consumer	(218)	(1,276)

Total loans charged off	(688)	(3,680)
Recoveries:
Commercial	172	160
Real Estate	62	25
Installment and consumer	12	102

Total recoveries	246	287

Net loans charged off	(442)	(3,393)
Provision for loan losses	850	4,979

Allowance for loan losses, end of period	$17,246	$16,838

Ratio of net loans charged off to average loans outstanding (1)	0.15%	0.30%
Ratio of allowance for loan losses to loans outstanding at end of period	1.47%	1.45%

(1)  The ratio for the three months ended March 31, 2003 has been annualized.

     During the first three months of 2003, net loans charged off were $.4 million, compared to $.5 million for the same period in 2002. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.15% in the quarter ended March 31, 2003, compared to 0.18% in the same quarter last year. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

     For the first three months ending March 31, 2003, the provision for loan loss exceeded the loan net loans charged off, reflecting management’s belief, based on the foregoing analysis, that there are additional losses inherent in the loan portfolio. Readers are referred to management’s “Forward Looking Statement Disclosure” in connection with this section.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

     There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

     In addition, Bancorp is periodically party to litigation arising in the ordinary course of business. Based on information currently known to management, although there are uncertainties inherent in litigation, we do not believe there is any legal action to which Bancorp or any of its subsidiaries is a party that, individually or in the aggregate, will have a materially adverse effect on Bancorp’s financial condition and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders.

     Bancorp held its Annual Meeting of Shareholders on April 22, 2003. Below is a brief description of matters considered and voted on by shareholders and the number of votes cast for, against or withheld on such matters.

1.	Amending our Restated Articles of Incorporation (the “Articles”) to provide for one-year terms of office for all of our directors.

Votes for	Votes against	Abstentions

12,733,986	111,182	377,853

2.	Amending the Articles to limit the authority of the Board of Directors to authorize the issuance of preferred stock in specified circumstances.

Votes for	Votes against	Abstentions

9,694,482	506,308	204,415

3.	Electing ten directors to serve for one-year terms.

Director	Votes for	Votes withheld

Lloyd Ankeny	12,450,716	772,305
Michael Bragg	12,725,592	497,079
William Loch	12,338,403	884,618
Jack Long	12,423,381	799,640
Duane McDougall	12,575,890	647,131
Steven Oliva	12,730,145	492,876
J.F. Ouderkirk	12,605,932	617,089
Steven Spence	12,580,008	643,013
Robert Sznewajs	12,597,826	625,195
Nancy Wilgenbusch	12,576,174	646,847

4.	The appointment of Deloitte & Touche LLP as our independent public accountants for 2003 was ratified by shareholders.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

	3.1	Restated Articles of Incorporation.[1]

	3.2	Amendments to Restated Articles of Incorporation, approved April 22, 2003.

	3.3	Restated Bylaws. [2]

	3.4	Amendments to Restated Bylaws, approved December 17, 2002.

	99	Certification from CEO and CFO of West Coast Bancorp

(b)	During the three months ended March 31, 2003, West Coast Bancorp filed the following current report on Form 8-K:

None.

[1] Incorporated by reference to Exhibit 3.1 of Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 1998.

[2] Incorporated by reference to Exhibits 3.2 of the Company’s Annual Report on Form 10-K for the year ended December 31, 1998.

Signatures

As required by the Securities Exchange Act of 1934, this report is signed on registrant’s behalf by the undersigned authorized officers.

WEST COAST BANCORP (Registrant)

Dated: May 13, 2003	/s/ Robert D. Sznewajs Robert D. Sznewajs Chief Executive Officer and President

Dated: May 13, 2003	/s/ Anders Giltvedt Anders Giltvedt Executive Vice President and Chief Financial Officer

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ Robert D. Sznewajs Robert D. Sznewajs Chief Executive Officer and President

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

     5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

     6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 13, 2003	/s/ Anders Giltvedt Anders Giltvedt Executive Vice President and Chief Financial Officer