Form 10-Q
period 2003-06-30
WEST COAST BANCORP /NEW/OR/
filed 2003-08-13
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarter ended June 30, 2003 Commission file number 0-10997

WEST COAST BANCORP

(Exact name of registrant as specified in its charter)

Oregon	93-0810577
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5335 Meadows Road – Suite 201
Lake Oswego, Oregon	97035
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (503) 684-0884

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value
(Title of Class)

     Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

     The number of shares of Registrant’s Common Stock outstanding on July 31, 2003 was 15,191,150.

WEST COAST BANCORP
FORM 10-Q

PART I. Financial Information
Item 1. Financial Statements

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Dollars in thousands)	2003	2002

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$71,321	$55,026
Interest-bearing deposits in other banks	1,995	2,316
Federal funds sold	3,343	391

Total cash and cash equivalents	76,659	57,733
Trading assets	859	967
Investment securities available for sale, at fair value (amortized cost: $247,610 and $257,954)	253,130	266,407
Loans held for sale	8,860	10,924
Loans	1,211,778	1,159,915
Allowance for loan losses	(17,843)	(16,838)

Loans, net	1,193,935	1,143,077
Premises and equipment, net	26,630	26,609
Intangible assets, net	1,040	1,218
Bank owned life insurance	14,062	1,757
Other assets	18,369	23,635

Total assets	$1,593,544	$1,532,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$291,014	$275,724
Savings and interest-bearing demand	649,145	619,502
Certificates of deposit	384,403	371,227

Total deposits	1,324,562	1,266,453
Short-term borrowings	17,572	9,902
Long-term borrowings	83,000	98,000
Mandatorily redeemable trust preferred securities	12,500	12,500
Other liabilities	18,234	12,085

Total liabilities	1,455,868	1,398,940
Commitments and contingent liabilities (note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock: no par value, none issued; 10,000,000 shares authorized
Common stock: no par value, 55,000,000 shares authorized; 15,178,657and 15,325,937 shares issued and outstanding, respectively	18,973	19,158
Additional paid-in capital	69,247	72,279
Retained earnings	45,415	38,047
Deferred compensation	(1,479)	(671)
Accumulated other comprehensive income	5,520	4,574

Total stockholders’ equity	137,676	133,387

Total liabilities and stockholders’ equity	$1,593,544	$1,532,327

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars and shares in thousands	Three months ended June 30,		Six months ended June 30,
except per shares data)	2003	2002	2003	2002

INTEREST INCOME:
Interest and fees on loans	$19,693	$20,567	$39,187	$41,036
Interest on taxable investment securities	1,984	2,372	4,195	4,636
Interest on nontaxable investment securities	818	887	1,649	1,791
Interest on deposits in other banks	8	19	12	34
Interest on federal funds sold	20	14	28	20

Total interest income	22,523	23,859	45,071	47,517
INTEREST EXPENSE:
Savings and interest-bearing demand	1,204	1,829	2,492	3,729
Certificates of deposit	2,802	3,638	5,701	7,606
Short-term borrowings	107	79	246	200
Long-term borrowings	912	1,349	2,174	2,848
Manditorily redeemable trust preferred securities	264	118	526	229

Total interest expense	5,289	7,013	11,139	14,612

NET INTEREST INCOME	17,234	16,846	33,932	32,905
Provision for loan losses	850	1,442	1,700	2,319

Net interest income after provision for loan losses	16,384	15,404	32,232	30,586
NONINTEREST INCOME:
Service charges on deposit accounts	1,777	1,556	3,449	3,112
Other service charges, commissions and fees	1,712	1,392	3,104	2,541
Trust revenue	445	446	860	907
Gain on sales of loans	1,572	980	2,714	2,072
Bank owned life insurance	196	—	305	—
Other	138	136	199	1,092
Gain on sales of securities	—	—	192	—

Total noninterest income	5,840	4,510	10,823	9,724
NONINTEREST EXPENSE:
Salaries and employee benefits	8,063	7,170	15,893	14,715
Equipment	1,245	1,165	2,461	2,497
Occupancy	1,174	1,157	2,355	2,310
Check and other transaction processing	717	645	1,392	1,263
Professional fees	640	424	1,141	785
Courier and postage	519	486	1,028	962
Marketing	678	497	967	889
Other loan expense	440	313	887	693
Communications	310	299	597	594
Other taxes and insurance	181	188	363	382
Printing and office supplies	196	190	336	361
Other noninterest expense	664	553	1,090	1,600

Total noninterest expense	14,827	13,087	28,510	27,051

INCOME BEFORE INCOME TAXES	7,397	6,827	14,545	13,259
PROVISION FOR INCOME TAXES	2,398	2,303	4,826	4,492

NET INCOME	$4,999	$4,524	$9,719	$8,767

Basic earnings per share	$0.33	$0.29	$0.64	$0.56
Diluted earnings per share	$0.32	$0.28	$0.62	$0.54
Weighted average common shares	15,076	15,640	15,111	15,749
Weighted average diluted shares	15,586	16,133	15,604	16,222

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$9,719	$8,767
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation of premises and equipment	1,380	1,685
Deferred income tax expense benefit	(155)	(33)
Write-down of premises and equipment	—	613
Amortization of intangibles	178	180
Provision for loan losses	1,700	2,319
Decrease (increase) in interest receivable	123	(24)
Decrease in other assets	4,993	33
Gain on sale of securities	(192)	—
Gains on sales of loans	2,714	2,072
Origination of loans held for sale	(53,513)	(45,836)
Proceeds from sales of loans held for sale	52,863	49,441
Decrease in interest payable	(276)	(198)
Increase (decrease) in other liabilities	6,425	(4,951)
Stock based compensation expense	332	255
Tax benefit associated with stock options	54	133
Decrease in trading assets	108	37

Net cash provided by operating activities	26,453	14,493
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	60,207	31,238
Proceeds from sales of securities	4,188	—
Purchase of available for sale securities	(49,980)	(35,397)
Purchase of bank owned life insurance	(12,000)	—
Loans made to customers greater than principal collected on loans	(52,558)	(52,346)
Net capital expenditures	(1,401)	(812)

Net cash used in investing activities	(51,544)	(57,317)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest bearing transaction accounts	44,933	29,783
Net increase in certificates of deposit	13,176	22,863
Proceeds from issuance of trust preferred securities	—	7,500
Proceeds from issuance of long-term borrowings	—	35,000
Repayment of long-term borrowings	(15,000)	(20,000)
Net (decrease) increase in short-term borrowings	7,670	(5,315)
Redemption and repurchase of common stock	(5,520)	(6,520)
Net proceeds from issuance of common stock	1,109	564
Dividends paid and cash paid for fractional shares	(2,351)	(2,298)

Net cash provided by financing activities	44,017	61,577

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,926	18,753
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,733	52,961

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$76,659	$71,714

Supplemental cash flow information:
Cash paid in the period for:
Interest	$11,415	$14,810
Income taxes	$6,075	$1,273

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
			Additional			Other
(Shares and Dollars in thousands)	Common Stock		Paid-In	Retained	Deferred	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income	Total

BALANCE, January 1, 2002	16,025	$20,032	$82,679	$24,543	$(878)	$2,414	$128,790
Comprehensive income:
Net income	—	—	—	18,203	—	—	18,203
Other comprehensive income, net of tax:
Net unrealized investment gains	—	—	—	—	—	2,160	2,160

Other comprehensive income, net of tax							2,160

Comprehensive income							$20,363

Cash dividends, $.30 per common share	—	—	—	(4,699)	—	—	(4,699)
Issuance of common stock- option plans	164	205	1,272	—	—	—	1,477
Redemption of common stock	(35)	(44)	(464)		18	—	(490)
Activity in Deferred Compensation Plan	13	16	144				160
Issuance of common stock- restricted stock plans	25	31	346		(377)	—	—
Amortization of deferred compensation restricted stock					566	—	566
Common stock repurchased and retired	(866)	(1,082)	(11,999)			—	(13,081)
Tax benefit associated with stock options			301			—	301

BALANCE, December 31, 2002	15,326	19,158	72,279	38,047	(671)	4,574	133,387
Comprehensive income:
Net income	—	—	—	9,719	—	—	9,719
Other comprehensive income, net of tax:
Net unrealized investment gains and unrealized derivative losses	—	—	—	—	—	946	946

Other comprehensive income, net of tax							946

Comprehensive income							$10,665

Cash dividends, $.155 per common share	—	—	—	(2,351)	—	—	(2,351)
Issuance of common stock- option plans	146	182	1,255	—	—	—	1,437
Redemption of common stock	(20)	(26)	(305)	—	21	—	(310)
Activity in Deferred Compensation Plan	(1)	(1)	(17)	—	—	—	(18)
Issuance of common stock- restricted stock plans	72	90	1,071	—	(1,161)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	332	—	332
Common stock repurchased and retired	(344)	(430)	(5,090)			—	(5,520)
Tax benefit associated with stock options	—	—	54	—	—	—	54

BALANCE, June 30, 2003	15,179	$18,973	$69,247	$45,415	$(1,479)	$5,520	$137,676

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2003, and cash flows for the six months ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or other future periods.

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

     Loans Held for Sale includes mortgage loans and is reported at the lower of cost or market value. Gains or losses on the sale of loans that are held for sale and certain SBA loans, are recognized at the time of the sale and determined by the difference between net sale proceeds and the net book value of the loans less the estimated fair value of any retained servicing rights.

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

     The allowance for loan loss is based on management’s estimates of probable loan losses incurred as of the balance sheet date. Management determines the adequacy of the allowance for loan loss based on evaluations of the loan portfolio, recent loss experience, and other factors, including economic conditions. The Company determines the amount of the allowance for loan loss required for certain sectors based on relative risk characteristics of the loan portfolio and other financial instruments with credit exposure. Actual losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known. The allowance for loan loss is increased by provisions for loan losses in operating earnings. Losses are charged to the allowance while recoveries are credited to the allowance.

2.     NEW ACCOUNTING PRONOUNCEMENTS

     In June 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred and be measured at fair value and adjusted for changes in estimated cash flows. Prior generally accepted accounting principles provided for the recognition of such costs at the date of management’s commitment to an exit plan. Under SFAS No. 146, management’s commitment to an exit plan would not be sufficient, by itself, to recognize a liability. The Statement is effective for exit or disposal activities initiated after December 31, 2002 and has not had a material impact on the results of operations or financial condition of Bancorp.

     In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. This statement is effective for fiscal years ending after December 15, 2002. Management does not expect that the provisions of SFAS No. 148 will impact our results of operations or financial condition.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for certain decisions made by the FASB and to incorporate clarifications of the definition of a derivative. Management does not expect that the provisions of SFAS No. 149 will impact our results of operations or financial condition.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Management does not expect that the provisions of SFAS No. 150 will impact our results of operations or financial condition.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003, and apply to existing entities for the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the impact of the interpretation on its financial statements and, except for the possible effects related to the issuance of its trust preferred securities, and any related regulatory effects, (see discussion under the heading “Capital Resources” in Item 2 of this report), does not currently believe the interpretation will have a material impact on the results of operations or financial condition of Bancorp.

3.     ACCOUNTING FOR STOCK BASED COMPENSATION

     At June 30, 2003, Bancorp has multiple stock option plans. Bancorp accounts for its stock option plans using the intrinsic value method under Accounting Principles Board (APB) Opinion 25, under which no compensation cost has been recognized in the periods presented. All options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to all outstanding and unvested awards in each period.

(Dollars in thousands, except per share data)	Three months ended		Six months ended
	June 30,		June 30,
	2003	2002	2003	2002

Net income, as reported	$4,999	$4,524	$9,719	$8,767
Deduct: Total stock-based compensation expense determined under fair value based method for all options, net of related tax effects	(230)	(214)	(424)	(367)

Pro forma net income	$4,769	$4,310	$9,295	$8,400

Earnings per share:
Basic-as reported	$0.33	$0.29	$0.64	$0.56
Basic-proforma	$0.32	$0.28	$0.62	$0.53
Diluted-as reported	$0.32	$0.28	$0.62	$0.54
Diluted-proforma	$0.31	$0.27	$0.60	$0.52

4.     COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2003	2002	2003	2002

Net income as reported	$4,999	$4,524	$9,719	$8,767
Unrealized gains on securities:
Unrealized holding gains arising during the period	1,117	1,639	1,915	1,177
Tax provision	(439)	(643)	(752)	(462)

Net unrealized gain on securities, net of tax	678	996	1,163	715
Less: Reclassification adjustment for gains on sales of securities	—	—	192	—
Tax provision	—	—	(75)	—

Net realized gains on sale of securities, net of tax	—	—	117	—
Unrealized losses on derivatives:
Unrealized holding losses on derivatives arising during the period	(111)	(171)	(165)	(171)
Tax benefit	28	67	65	67

Net unrealized holding losses from derivatives, net of tax	(83)	(104)	(100)	(104)

Total comprehensive income	$5,594	$5,416	$10,665	$9,378

     Bancorp currently uses two single interest-rate swaps to convert its variable rate Trust Preferred Securities to fixed rates. These swaps were entered into concurrently with the issuance of the Trust Preferred Securities. The swaps are accounted for as cash flow hedges under SFAS No. 133. The fair value of Bancorp’s swaps was an unrealized loss of $1.2 million at June 30, 2003 and $1.0 million at December 31, 2002. This unrealized loss is reflected in other liabilities on the consolidated balance sheet, as well as in accumulated other comprehensive income in the consolidated statement of changes in stockholders’ equity.

5.     EARNINGS PER SHARE

     The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations:

		Weighted Average	Per Share
(Dollars and shares in thousands, except per share data)	Net Income	Shares	Amount
	Three months ended June 30, 2003

Basic earnings	$4,999	15,076	$0.33
Common stock equivalents from:
Stock options		480
Restricted stock		30

Diluted earnings	$4,999	15,586	$0.32

	Three months ended June 30, 2002

Basic earnings	$4,524	15,640	$0.29
Common stock equivalents from:
Stock options		452
Restricted stock		41

Diluted earnings	$4,524	16,133	$0.28

		Weighted Average	Per Share
(Dollars and shares in thousands, except per share data)	Net Income	Shares	Amount

	Six months ended June 30, 2003

Basic earnings	$9,719	15,111	$0.64
Common stock equivalents from:
Stock options		458
Restricted stock		35

Diluted earnings	$9,719	15,604	$0.62

	Six months ended June 30, 2002

Basic earnings	$8,767	15,749	$0.56
Common stock equivalents from:
Stock options		429
Restricted stock		44

Diluted earnings	$8,767	16,222	$0.54

     For the periods reported, Bancorp had no reconciling items between net income and income available to common stockholders.

6.     PREMISES AND EQUIPMENT

     The following table presents the amounts of premises and equipment:

(Dollars in thousands)	June 30, 2003	December 31, 2002

Land	$4,796	$4,796
Buildings and improvements	22,919	22,881
Furniture and equipment	22,664	22,432
Construction in progress	612	37

	50,991	50,146
Accumulated depreciation	(24,361)	(23,537)

Total	$26,630	$26,609

     Depreciation included in the net occupancy and equipment expense amounted to $1.4 million and $1.7 million in the first six months of 2003 and 2002, respectively. The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists. During the first two quarters of 2003, there were no impairment write-downs. In 2002, under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company recognized a total of $613,000 of expenses in other noninterest expense related to fixed asset write-offs and impairment charges. The fair value of the properties was based on pending sale prices and independent appraisals.

7.     ALLOWANCE FOR LOAN LOSSES

     The following tables represent activity in the allowance for loan losses for the six months ended June 30, 2003, and 2002:

	Six months ending
(Dollars in thousands)	June 30, 2003	June 30, 2002

Balance at beginning of period	$16,838	$15,252
Provision for loan losses	1,700	2,319
Loans charged off	(1,054)	(1,630)
Recoveries	359	126

Balance at end of period	$17,843	$16,067

8.     CONTINGENCIES AND LITIGATION

     In April, 2002, a lawsuit was filed against Bancorp in the Circuit Court of the State of Oregon for the County of Lincoln by Walter L. West d.b.a. Walter West Construction Co. The suit is known as Walter L. West, dba Walter West Construction Co. v. Jeffrey Teeny, Stephen L. Stoelk, Shauna L. Stoelk, B.A.S.S. Construction Co., Inc. and West Coast Bancorp. Plaintiffs have asserted various claims against Bancorp alleging breach of contract and other theories.

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

     In addition, Bancorp is periodically party to litigation arising in the ordinary course of its business. Based on information currently known to management, although there are uncertainties inherent in litigation, we do not believe there is any legal action to which Bancorp or any of its subsidiaries is a party that, individually or in the aggregate, will have a materially adverse effect on Bancorp’s financial condition and results of operations.

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

(Dollars in thousands)	Three months ended June 30, 2003

	Banking	Other	Intersegment	Consolidation

Interest income	$22,504	$174	$(155)	$22,523
Interest expense	5,138	306	(155)	5,289

Net interest income	17,366	(132)	—	17,234

Provision for loan loss	850	—	—	850
Noninterest income	5,429	471	(60)	5,840
Noninterest expense	14,379	508	(60)	14,827

Income (loss) before income taxes	7,566	(169)	—	7,397
Provision (benefit) for income taxes	2,463	(65)	—	2,398

Net income (loss)	$5,103	$(104)	$—	$4,999

Depreciation and amortization	$776	$1	$—	$777
Assets	$1,592,005	$15,755	$(14,216)	$1,593,544
Loans, net	$1,193,945	$12,887	$(12,897)	$1,193,935
Deposits	$1,333,316	$—	$(8,754)	$1,324,562
Equity	$140,557	$3,106	N/A	$137,676

(Dollars in thousands)	Three months ended June 30, 2002

	Banking	Other	Intersegment	Consolidation

Interest income	$23,835	$110	$(86)	$23,859
Interest expense	6,946	153	(86)	7,013

Net interest income	16,889	(43)	—	16,846

Provision for loan loss	1,442	—	—	1,442
Noninterest income	4,102	448	(40)	4,510
Noninterest expense	12,703	424	(40)	13,087

Income (loss) before income taxes	6,846	(19)	—	6,827
Provision (benefit) for income taxes	2,311	(8)	—	2,303

Net income (loss)	$4,535	$(11)	$—	$4,524

Depreciation and amortization	$869	$2	$—	$871
Assets	$1,500,497	$27,024	$(25,626)	$1,501,895
Loans, net	$1,119,825	$12,500	$(12,500)	$1,119,825
Deposits	$1,236,801	$—	$(12,722)	$1,224,079
Equity	$128,532	$1,770	N/A	$130,302

9.     SEGMENT AND RELATED INFORMATION (Continued)

(Dollars in thousands)	Six months ended June 30, 2003

	Banking	Other	Intersegment	Consolidation

Interest income	$45,032	$354	$(315)	$45,071
Interest expense	10,840	614	(315)	11,139

Net interest income	34,192	(260)	—	33,932

Provision for loan loss	1,700	—	—	1,700
Noninterest income	10,030	913	(120)	10,823
Noninterest expense	27,654	976	(120)	28,510

Income (loss) before income taxes	14,868	(323)	—	14,545
Provision (benefit) for income taxes	4,952	(126)	—	4,826

Net income (loss)	$9,916	$(197)	$—	$9,719

Depreciation and amortization	$1,555	$1	$—	$1,556
Assets	$1,592,005	$15,755	$(14,216)	$1,593,544
Loans, net	$1,193,945	$12,887	$(12,897)	$1,193,935
Deposits	$1,333,316	$—	$(8,754)	$1,324,562
Equity	$140,557	$(2,881)	N/A	$137,676

(Dollars in thousands)	Six months ended June 30, 2002

	Banking	Other	Intersegment	Consolidation

Interest income	$47,469	$240	$(192)	$47,517
Interest expense	14,506	298	(192)	14,612

Net interest income	32,963	(58)	—	32,905

Provision for loan loss	2,319	—	—	2,319
Noninterest income	8,894	910	(80)	9,724
Noninterest expense	26,305	826	(80)	27,051

Income before income taxes	13,233	26	—	13,259
Provision for income taxes	4,482	51	(41)	4,492

Net income (loss)	$8,751	$(25)	$—	$8,767

Depreciation and amortization	$1,861	$4	$—	$1,865
Assets	$1,500,497	$27,024	$(25,626)	$1,501,895
Loans, net	$1,119,825	$12,500	$(12,500)	$1,119,825
Deposits	$1,236,801	$—	$(12,722)	$1,224,079
Equity	$128,532	$1,770	N/A	$130,302

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement Disclosure

     This Quarterly Report may contain statements regarding future events or performance that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, the effect of changes in interest rates and the yield curve and their effect on Company net interest income and fee income, the adequacy of loan loss reserves, forecasts of future expenses and productivity, evaluation of market conditions, the outcome of legal proceedings, or plans for distribution, product or service development or expansion. Forward-looking statements are subject to risks and uncertainties that may cause actual results to be quite different from those expressed or implied by the forward-looking statements. Factors that could cause actual results to differ include, among others, risks discussed in this Quarterly Report and in Bancorp’s other reports filed with the Securities and Exchange Commission, as well as the following: changes in general economic conditions, whether national or regional, that could affect the demand for loans or lead to increased loan losses; competitive factors, including increased competition with community, regional, and national financial institutions, that may lead to pricing pressures on rates Bancorp charges on loans and pays on deposits reducing demand for our products and services or negatively impact the Company’s ability to attract lending personnel; changes in interest rates that could result in lower net interest income, net interest margin, and fee income, including lower gains on sales of loans arising from mortgage activity; loss of customers of greatest value to Bancorp; changing business conditions in the banking industry; changes in the bank regulatory environment or new legislation; changes in vendor quality; changes in technology or required investments in technology; and weaknesses or limitations in the Company’s monitoring and management of its disclosure controls and internal control environment. Readers are cautioned not to place undue reliance on forward-looking statements. Bancorp disclaims any obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

Results of Operations

Three months ended June 30, 2003 and 2002

     Net Income. Bancorp reported net income of $5.00 million, or $.32 per diluted share, for the three months ended June 30, 2003, compared to $4.52 million, or $.28 per diluted share, for the three months ended June 30, 2002. Net interest income increased to $17.2 million in the second quarter of 2003 compared to $16.8 million for the same period in 2002, an increase of $.4 million or 2%. The increase in net interest income continues to be driven by higher loan balances and improved deposit mix.

     Total non-interest income increased $1.3 million or 30% to $5.8 million for the three months ended June 30, 2003, compared to the same period a year ago. This was largely due to a $.6 million or 60% increase in gains on sales of loans stemming from very strong residential mortgage production and an increase in total deposit and other service charges of $.5 million, or 18%. During the first quarter 2003, the Company invested in bank-owned life insurance, contributing $.2 million to non-interest income in the second quarter, with a partially offsetting impact on net interest income and margin.

     Non-interest expense increased $1.7 million or 13% to $14.8 million from the second quarter of 2002. More than half of the period-over-period increase was related to the addition of commercial lending personnel, new branches, higher commission expense, and expenses associated with foreclosure of certain properties. The remaining increase in non-interest expense was incurred in the areas of additional new branch personnel, professional expenses, and marketing related expenses.

     Net Interest Income. Net interest income is the difference between interest income (principally from loans and investment securities) and interest expense (principally on customer deposits and borrowings). Changes in net interest income result from changes in volume and net interest spread. Volume is the average dollar level of interest earning assets and interest bearing liabilities. Net interest spread is the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities. Net interest margin is net interest income divided by average interest earning assets and is influenced by the level and relative mix of interest earning assets and interest bearing liabilities. Bancorp’s profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. Our balance sheet is currently slightly liability sensitive, meaning that interest-bearing liabilities mature or reprice more quickly than interest-earning assets in a given period. Therefore, a significant increase in market rates of interest, or a flattening or inverted interest rate yield curve, could adversely affect our net interest income. Further, the effects of a flattening yield curve could more adversely affect net interest income than any benefits received from a sustained, steep interest rate yield curve. Competition, the economy, and the interest rate environment also impact Bancorp’s net interest income in any period.

     Analysis of Net Interest Income. Net interest income, including a $.4 million adjustment to a tax equivalent basis for the three months ended June 30, 2003, increased 2% to $17.7 million from $17.3 million for the same period in 2002. The increase was mainly due to increased average loan balances and decreases in rates paid on interest bearing liabilities, offset in part by a decrease in yields on average earning assets. Average yields on earning assets decreased 88 basis points to 6.22% in the second quarter of 2003 from 7.10% in 2002. Average interest earning assets increased $106.4 million, or 7.7%, to $1.48 billion in the second quarter of 2003, from $1.38 billion for the same period in 2002. Average rates paid on interest bearing liabilities decreased 69 basis points to 1.85% in the second quarter of 2003, from 2.54% for the same period in 2002. The net interest spread decreased from 4.56% in the second quarter of 2002 to 4.37% in the second quarter of 2003. Bancorp’s net interest margin for the three months ended June 30, 2003, was 4.78%, a decrease of 27 basis points from 5.05% for the comparable period of 2002. The decrease in Bancorp’s second quarter net interest margin and spread was caused by lower yields on earning assets, lower investment value of non-interest bearing deposits, and the purchase of bank owned life insurance in the first quarter of 2003.

     The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended		Increase	Percentage
(Dollars in thousands)	June 30,		(Decrease)	Change

	2003	2002	2003-2002	2003-2002
Interest and fee income (1)	$22,964	$24,337	($1,373)	-5.6%
Interest expense	5,289	7,013	(1,724)	-24.6%

Net interest income (1)	$17,675	$17,324	$351	2.0%
Average interest earning assets	$1,481,671	$1,375,300	$106,371	7.7%
Average interest bearing liabilities	$1,148,485	$1,107,303	$41,182	3.7%
Average interest earning assets/ Average interest bearing liabilities	129.0%	124.2%	4.8%
Average yields earned (1)	6.22%	7.10%	-0.88%
Average rates paid	1.85%	2.54%	-0.69%
Net interest spread (1)	4.37%	4.56%	-0.19%
Net interest margin (1)	4.78%	5.05%	-0.27%

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. Ratios for the three months ended June 30, 2003 and 2002 have been annualized where appropriate.

     Provision for Loan Loss. Bancorp recorded provisions for loan losses for the second quarter of 2003 and 2002 of $.85 million and $1.44 million, respectively. The decrease in the provision in the second quarter of 2003 compared to the second quarter of 2002 is primarily due to lower net loan charge-offs in the second quarter of 2003. Net charge-offs for the second quarter of 2003 were $.25 million, compared to net charge-offs of $1.01 million for the same period in 2002. Net charge-offs were concentrated in commercial real estate and consumer credit portfolios. Annualized net charge-offs for the second quarter 2003 were 0.08% of average loans, compared to 0.36% in the same period last year. At June 30, 2003, non-performing assets were $6.3 million or 0.40% of total assets, compared to 0.36% one year earlier. Bancorp’s allowance for loan losses as a percentage of total loans was 1.47% at June 30, 2003, up from 1.41% at June 30, 2002. The provision for loan loss is recorded to bring the allowance for loan losses to an amount considered appropriate by management based on factors which are described in the “Lending and Credit Management” and “Allowance for Loan Losses” sections of this report.

     Noninterest Income. Total non-interest income was $5.84 million for the three months ended June 30, 2003, compared to $4.51 million for the period ended June 30, 2002, an increase of $1.33 million or 30%. The growth in non-interest income was in large part due to a $.6 million or 60% increase in gains on sales of loans driven by strong residential mortgage production. Combined service charges on deposit accounts and other service charges, commissions and fees were $3.49 million in the quarter ended June 30, 2003, an increase of $.5 million or 18% over the same period last year. The increase reflects growth in deposit volumes, increased income in Bankcard related programs and higher income from overdraft fees. During the first quarter of 2003, the Company purchased $12 million of bank owned life insurance which produced $.2 million in revenue in the second quarter of 2003. Trust income and other noninterest income were relatively flat in the second quarter of 2003 compared to the like period in 2002.

     Noninterest Expense. Noninterest expense for the second quarter ended June 30, 2003 was $14.8 million, an increase of $1.7 million compared to $13.1 million in noninterest expense for the same period in 2002. Bancorp’s compensation and employee benefits increased $.9 million, or 12.5%, to $8.1 million in the second quarter of 2003, from $7.2 million for the like period in 2002. The increase in compensation expense was primarily related to the addition of commercial lending personnel, personnel in new branches, and higher commission related expenses. During the quarter ending June 30, 2003, Bancorp employed 582 full time equivalent employees compared to 547 at June 30, 2002. Bancorp has continued to invest in personnel with expertise consistent with the strategy of the Company, with additions of new personnel centered in branches and commercial lending teams.

     Equipment expense increased $.1 million in the second quarter of 2003 over 2002. This increase in the second quarter is due to multiple factors, including increased maintenance and repair cost, increased leased equipment expense and new investments in software. Occupancy expenses increased over 1% in the second quarter of 2003 compared to the same period in 2002. The increase in occupancy expense is due to the addition of three new branches and certain periodic lease expense increases on leased properties. Check and other transaction processing fees increased 11% in the second quarter of 2003 compared to 2002 due to an increase in the volume of transactions processed. Professional fees increased $.2 million in the second quarter of 2003 compared to the same period in 2002 due to increased legal expenses, higher costs associated with restricted stock granted to directors, and higher deferred compensation costs. Courier and postage expense increased slightly in the second quarter compared to the prior year second quarter as more customers took advantage of courier services. Marketing expenses increased 36% in the second quarter of 2003 compared to the same period in 2002, due to an increase in promotions, direct mail campaigns and public relation related expenses.

     Communication expense and printing and office supply expense increased slightly in the second quarter of 2003 compared to 2002. Other loan expense increased $.1 million, or 40%, in the second quarter of 2003 compared to the same period in 2002 due to expenses associated with foreclosures on certain properties. Other noninterest expense increased in the second quarter of 2003 compared to 2002 due to increased check printing expenses and certain minor fixed asset disposals.

Six months ended June 30, 2003 and 2002

     Net Income. Bancorp reported net income of $9.72 million, or $.62 per diluted share, for the six months ended June 30, 2003, compared to $8.77 million, or $.54 per diluted share, for the six months ended June 30, 2002. Net interest income increased to $33.9 million in the first two quarters of 2003 compared to $32.9 million for the same period in 2002, an increase of $1.0 million or 3%. The increase in net interest income was driven by higher loan balances, higher loan fees, and improved deposit mix.

     Analysis of Net Interest Income. Net interest income, including a $.9 million adjustment to a tax equivalent basis for the six months ended June 30, 2003, increased 2.8% to $34.8 million from $33.9 million for the same period in 2002. The increase was mainly due to increased average loan balances and decreases in rates paid on interest bearing liabilities, offset in part by a decrease in yields on average earning assets. Average yields on earning assets decreased to 6.33% in the first two quarters of 2003 from 7.16% in 2002. Average interest earning assets increased $98.1 million, or 7.2%, to $1.46 billion in the first two quarters of 2003, from $1.36 billion for the same period in 2002. Average rates paid on interest bearing liabilities decreased 70 basis points in the first two quarters of 2003, to 1.97% from 2.67% for the like period in 2002. The net interest spread decreased from 4.49% in the first two quarters of 2002 to 4.36% in the first two quarters of 2003. Bancorp’s net interest margin for the six months ended June 30, 2003, was 4.80%, a decrease of 20 basis points from 5.00% for the comparable period of 2002. The decrease in Bancorp’s net interest margin and related spreads is predominantly due to a combination of lower investment value of non-interest bearing deposits, a $.2 million pre-payment expense on longer-term debt, lower yields on earning assets, and the purchase of bank owned life insurance.

     The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

	Six months ended		Increase	Percentage
(Dollars in thousands)	June 30,		(Decrease)	Change

	2003	2002	2003-2002	2003-2002

Interest and fee income (1)	$45,959	$48,482	($2,523)	-5.2%
Interest expense	11,139	14,612	(3,473)	-23.8%

Net interest income (1)	$34,820	$33,870	$950	2.8%
Average interest earning assets	$1,462,931	$1,364,841	$98,090	7.2%
Average interest bearing liabilities	$1,140,182	$1,101,670	$38,512	3.5%
Average interest earning assets/ Average interest bearing liabilities	128.3%	123.9%	4.4%
Average yields earned (1)	6.33%	7.16%	-0.83%
Average rates paid	1.97%	2.67%	-0.70%
Net interest spread (1)	4.36%	4.49%	-0.13%
Net interest margin (1)	4.80%	5.00%	-0.20%

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. Ratios for the six months ended June 30, 2003 and 2002 have been annualized where appropriate.

     Provision for Loan Loss. Bancorp recorded year to date 2003 and 2002 provisions for loan losses of $1.7 million and $2.3 million, respectively. The decrease in the provision in the first half of 2003 compared to the first half of 2002 is primarily due to lower net loan charge-offs in the first two quarters of 2003 compared to 2002. Net charge-offs for the first two quarters of 2003 were $.7 million, compared to net charge-offs of $1.5 million for the same period in 2002. The Company experienced loan recoveries of $.36 million during the year to date ended June 30, 2003, as compared to $.13 million in first two quarters of 2002. Annualized net charge-offs for the year to date June 30, 2003 were 0.12% of average loans, compared to 0.27% in the same period last year. At June 30, 2003, non-performing assets were 0.40% of total assets, compared to 0.36% one year earlier. Bancorp’s allowance for loan losses as a percentage of total loans was 1.47% at June 30, 2003, up from 1.41% at June 30, 2002. The provision for loan loss is recorded to bring the allowance for loan losses to an amount considered appropriate by management based on factors which are described in the “Lending and Credit Management” and “Allowance for Loan Losses” sections of this report.

     Noninterest Income. Excluding the $.6 million gain on sale of property in the first quarter of 2002, total non-interest income increased slightly less than 19% year to date through June 30, 2003 from the same period a year ago (see “Reconciliation to GAAP Financial Measures” section). This was largely due to a 31% increase in gains on sales of loans and a 16% increase in total deposit and other service charges, commission and fees. During the first quarter 2003, the Company invested $12 million in bank owned life insurance, contributing $.3 million to non-interest income in the first two quarters, with a partially offsetting impact on net interest income and margin. In addition, the Company recognized a $.2 million gain on the sales of securities during the first quarter, which substantially offset an expense associated with a pre-payment of long-term debt. On a GAAP basis, total non-interest income increased over 11% year to date June 30, 2003, from the same period in 2002 to $10.8 million.

     Noninterest Expense. Excluding the first quarter 2002 write-off of certain fixed assets, non-interest expense for the year to date ended June 30, 2003 increased just under 8% from same period in 2002 (see “Reconciliation to GAAP Financial Measures” section). The period-over-period increase was primarily related to the addition of commercial lending personnel, new branches, and higher commission related expenses. Professional fees increased 45% to $1.14 million in the first two quarters of 2003 from $.8 million in the first two quarters of 2002 due to increased legal expenses, higher costs associated with restricted stock, and higher deferred compensation costs. Other loan expense increased 28% from $.7 million in the first half of 2002 to $.9 million in the same period in 2003. On a GAAP basis noninterest expense increased 5% in the year to date June 30, 2003, compared to the year to date 2002.

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

	Six months ended		Change
	June 30,
(Unaudited) (dollars in thousands):	2003	2002	$	%

Non-interest income excluding gain on sale of property	$10,823	$9,111	$1,712	19%
add: Gain on sale of property	—	613	-613	—

GAAP non-interest income	$10,823	$9,724	$1,099	11%

	Six months ended
	June 30,		Change
	2003	2002	$	%

Non-interest expense excluding write-off of fixed assets	$28,510	$26,438	$2,072	8%
add: Write off of fixed assets	—	613	-613	—

GAAP non-interest expense	$28,510	$27,051	$1,459	5%

Income Taxes

     During the first six months of 2003, due to an increase in net income before taxes offset in part by increased non-taxable income from bank owned life insurance and the effect of investments in tax credits. The provision for income taxes increased $.3 million in the first six months ended June 30, 2003 from the like period in 2002. Bancorp’s effective tax rate in the second quarter of 2003, decreased to 32.4% compared to 33.7% for the same period in 2002 due to an increase in non-taxable income from bank owned life insurance.

Investment Portfolio

     The investment portfolio at June 30, 2003 decreased $13.3 million compared to December 31, 2002. The composition and carrying value of the Bank’s investment portfolio is as follows:

	June 30,	December 31,
(Dollars in thousands)	2003	2002

Investments available for sale (At fair value)
U.S. Treasury securities	$5,552	$5,583
U.S. Government agency securities	75,921	66,483
Corporate securities	20,950	22,497
Mortgage-backed securities	50,542	69,234
Obligations of state and political subdivisions	88,207	87,592
Equity and other securities	11,958	15,018

Total Investment Portfolio	$253,130	$266,407

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

     Deposits are Bancorp’s primary source of funds. Total deposits were $1.325 billion at June 30, 2003, compared to $1.266 billion at December 31, 2002. At June 30, 2003, Bancorp used no brokered deposits, but we may accept such deposits in the future. We are focused on attracting deposits in the market area we serve through competitive pricing and delivery of a quality product. The composition of Bancorp’s deposits is as follows:

	June 30,		December 31,
	2003		2002

(Dollars in thousands)	Amount	Percent	Amount	Percent

Demand	$291,014	22%	$275,724	22%
Savings and interest bearing demand	649,145	49%	619,502	49%
Certificates of deposit	384,403	29%	371,227	29%

Total deposits	$1,324,562	100%	$1,266,453	100%

     Management anticipates that Bancorp will continue relying on customer deposits, maturity of investment securities, sales of available for sale securities, loan sales, loan repayments, net income, Trust Preferred Securities, Federal Funds markets, FHLB, and other borrowings to provide liquidity. Deposit balances might be influenced by changes in the banking industry, interest rates available on other investments, general economic conditions, competition, and other factors. Borrowings may be used on a short-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support lending activities and to better match maturities or repricing intervals of assets. The sources of such funds might include repurchase agreements, borrowings from the FHLB and the issuance of Trust Preferred Securities.

     As of June 30, 2003 other borrowings had the following time periods remaining to contractual maturity.

	Payments due within listed time periods at June 30, 2003

(Dollars in thousands)				Due after
	0-12 months	1-3 Years	4-5 Years	five years	Total

Reverse repurchase agreements	$5,036	$—	$—	$—	$5,036
Trust preferred securities	—	—	12,500	—	12,500
Short term borrowings	$12,536	—	—	—	12,536
Long-term borrowings	15,000	42,500	25,500	—	83,000

Total borrowings	$32,572	$42,500	$38,000	$—	$113,072

Capital Resources

     As of June 30, 2003, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines. The Federal Reserve Bank (FRB) and the Federal Deposit Insurance Corporation (FDIC) have otherwise established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%.

     In June 2002, West Coast Bancorp issued $7.5 million of pooled Trust Preferred Securities through one issuance by a wholly-owned subsidiary grantor trust, West Coast Statutory Trust II (Trust II). The sole asset of Trust II is $7.5 million principal amount 4.69% Debentures that mature in June 2032, and are redeemable prior to maturity at the option of the Company on or after June 2007. These Trust Preferred Securities are considered Tier 1 capital (with certain limitations applicable) under current regulatory guidelines. At June 30, 2003, Bancorp’s total outstanding Trust Preferred Securities was $12.5 million.

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

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity. This interpretation may affect the way Trust Preferred Securities are accounted for and viewed by Regulatory Agencies. On July 2, 2003, the Federal Reserve Bank issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report Trust Preferred Securities in accordance with current Federal Reserve Bank instructions which allows Trust Preferred Securities to be counted in Tier 1 capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance.

     The following table summarizes the consolidated Risk Based Capital ratios of Bancorp and the Bank at June 30, 2003 and December 31, 2002.

	June 30, 2003				December 31, 2002

			Amount	Percent			Amount	Percent
			Required For	required for			Required For	required for
			Minimum	Minimum			Minimum	Minimum
			Capital	Capital			Capital	Capital
(Dollars in thousands)	Actual		Adequacy	Adequacy	Actual		Adequacy	Adequacy

	Amount	Ratio	Amount		Amount	Ratio	Amount

Tier 1 Capital
West Coast Bancorp	$143,616	10.05%	$57,186	4%	$140,095	10.10%	$55,474	4%
West Coast Bank	134,051	9.38%	57,142	4%	133,958	9.66%	55,467	4%
Total Capital
West Coast Bancorp	$161,458	11.29%	$114,372	8%	$156,933	11.32%	$110,947	8%
West Coast Bank	151,894	10.63%	114,283	8%	150,796	10.87%	110,933	8%
Risk weighted assets West Coast Bancorp	$1,429,653				$1,386,843
West Coast Bank	$1,428,543				$1,386,667
Leverage Ratio
West Coast Bancorp	$143,616	9.37%	$46,002	3%	$140,095	9.19%	$45,725	3%
West Coast Bank	134,051	8.65%	46,509	3%	133,958	8.78%	45,748	3%
Adjusted total assets
West Coast Bancorp	1,533,407				1,524,169
West Coast Bank	1,550,303				1,524,927

     Stockholders’ equity increased to $137.7 million at June 30, 2003, from $133.4 million at December 31, 2002, an increase of $4.3 million. The increase is due to net income and an increase in the unrealized gain on securities available for sale, offset in part by payments of cash dividends to stockholders and Bancorp’s activity in its corporate stock repurchase program.

     In July 2000, Bancorp announced a corporate stock repurchase program that was expanded in September 2000, June 2001, and again in September 2002. Under this plan, the Company can buy up to 2.88 million shares of the Company’s common stock, including completed purchases. The Company intends to use existing funds and/or long-term borrowings to finance the repurchases. During the first six months of 2003, and consistent with its capital plan, the Company repurchased approximately 344,000 shares, or approximately 2.3% of its common shares pursuant to its corporate stock repurchase program. Total shares available for repurchase under this plan are 564,000 at June 30, 2003. The following table presents information with respect to Bancorp’s July 2000 stock repurchase program.

			Average
(Shares and dollars in thousands)	Shares repurchased in period	Cost of shares repurchased	Cost per share

Year ended 2000	573	$5,264	$9.19
Year ended 2001	534	6,597	$12.35
Year ended 2002	866	13,081	$15.11
Year to date June 30, 2003	344	5,520	$16.05

Plan to date total	2,317	$30,462	$13.15

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

Lending and Credit Management

     Interest earned on the loan portfolio is the primary source of Bancorp’s income. Net loans represented 74.9% of total assets as of June 30, 2003 compared to 74.6% at December 31, 2002. A certain degree of credit risk is inherent in our lending activities. Bancorp has a comprehensive risk management process to control, underwrite, monitor and manage credit risk in our loan portfolio. This risk is managed through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Credit files are examined on a sample test basis, periodically, by the internal credit review department, internal and external auditors, as well as bank regulatory examiners.

     Through the credit review function, Bancorp is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. As part of our ongoing lending process, internal risk ratings are assigned to each commercial and commercial real estate credit before the funds are advanced to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis. The credit review function independently reviews loans to ensure risk ratings are appropriate. The findings of these reviews are communicated with senior management, the Audit Compliance and Governance Committee and the Loan, Investment, and ALCO Committee, which is made up of certain directors.

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

     The composition of Bancorp’s loan portfolio is as follows:

(Dollars in thousands)	June 30, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

Commercial	$239,296	19.7%	$205,725	17.7%
Real estate construction	126,422	10.4%	121,711	10.5%
Real estate mortgage	162,681	13.4%	148,350	12.8%
Real estate commercial	642,467	53.0%	637,978	55.0%
Installment and other consumer	40,912	3.4%	46,151	4.0%

Total loans	1,211,778	100%	1,159,915	100%
Allowance for loan losses	(17,843)	1.47%	(16,838)	1.45%

Total loans, net	$1,193,935		$1,143,077

     The change in the composition of Bancorp’s loan portfolio, with higher a percentage mix in commercial and real estate mortgage (home equity) categories, reflects the strategic focus of the Company.

     The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands)	June 30, 2003		December 31, 2002

	Amount	Percent	Amount (1)	Percent

Office Buildings	$142,500	22.2%	$138,700	21.7%
Retail Facilities	71,300	11.1%	73,000	11.4%
Hotels/Motels	70,800	11.0%	72,200	11.3%
Multi-Family - 5+ Residential	60,600	9.4%	66,900	10.5%
Assisted Living	39,100	6.1%	39,600	6.2%
Medical Offices	33,200	5.2%	32,100	5.0%
Industrial parks and related	23,200	3.6%	18,600	2.9%
Mini Storage	18,200	2.8%	18,000	2.8%
Manufacturing Plants	15,900	2.5%	15,900	2.5%
Commercial/Agricultural	14,500	2.3%	13,000	2.0%
Food Establishments	14,500	2.3%	15,200	2.4%
Church, Civic, Nonprofit facilities	14,000	2.2%	14,400	2.3%
Land Development and Raw Land	11,900	1.9%	11,200	1.8%
Health spa and gym	10,900	1.7%	11,400	1.8%
RV Parks, Marinas, related	10,700	1.7%	10,800	1.7%
Other	91,200	14.2%	86,900	13.6%

Total real estate commercial loans	$642,500	100%	$637,900	100%

(1)	Certain amounts have been reclassified at year end to conform to current categories.

     Approximately 35% of Bancorp’s commercial real estate loan portfolio is classified as owner occupied. Bancorp’s underwriting of commercial real estate loans is conservative with loan to values generally not exceeding 75% and debt service coverage ratios of 120% or better.

     As of June 30, 2003, the Bank had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral as comparable loans made to other customers of the Bank. At June 30, 2003 and December 31, 2002, Bancorp had no bankers acceptances.

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

     Nonperforming assets consist of the following:

(Dollars in thousands)	June 30, 2003	December 31, 2002

Loans on nonaccrual status	$4,621	$5,080
Loans past due greater than 90 days not on nonaccrual status	—	15
Other real estate owned	1,703	1,672

Total nonperforming assets	$6,324	$6,767

Percentage of nonperforming assets to total assets	0.40%	0.44%

Allowance for Loan Losses

     A loan loss allowance has been established to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements.

—	Specific allowances for identified problem loans and portfolio segments,
—	The formula allowance, and
—	The unallocated allowance.

     The evaluation of each element above and the overall allowance is based on a continuing assessment of problem loans, recent and historical loss experience, and other factors, including regulatory guidance and economic factors. The Bank considers historical charge-off levels in addition to existing economic conditions, and other factors, when establishing the allowance for loan losses. Management believes that the current allowance for loan losses is adequate.

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

     At June 30, 2003, the Bank’s allowance for loan losses was $17.8 million, consisting of a $16.2 million formula allowance, no required specific allowance and a $1.6 million unallocated allowance. At December 31, 2002, our allowance for loan losses was $16.8 million, consisting of a $15.5 million formula allowance, a $.1 million specific allowance and a $1.2 million unallocated allowance. The changes in the allocation of the allowance for loan losses in the first six months of 2003 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of our loans, and charge-offs as well as recovery activity. The higher allocation to the unallocated allowance reflects an increased weighting by management on the above mentioned factors describing the methodology of the unallocated allowance.

     At June 30, 2003, Bancorp’s allowance for loan loss was 1.47% of total loans, and 386% of total nonperforming loans, compared with an allowance for loan losses at December 31, 2002 of 1.45% of total loans, and 330% of total nonperforming loans.

     Changes in the allowance for loan losses are as follows:

	Six months ended	Year ended
(Dollars in thousands)	June 30, 2003	Dec. 31, 2002

Loans outstanding at end of period	$1,211,778	$1,159,915
Average loans outstanding during the period	$1,185,751	$1,127,761
Allowance for loan losses, beginning of period	$16,838	$15,252
Loans charged off:
Commercial	(348)	(1,878)
Real Estate	(333)	(526)
Installment and consumer	(373)	(1,276)

Total loans charged off	(1,054)	(3,680)
Recoveries:
Commercial	235	160
Real Estate	62	25
Installment and consumer	62	102

Total recoveries	359	287

Net loans charged off	(695)	(3,393)
Provision for loan losses	1,700	4,979

Allowance for loan losses, end of period	$17,843	$16,838

Ratio of net loans charged off to average loans outstanding (1)	0.12%	0.30%
Ratio of allowance for loan losses to loans outstanding at end of period	1.47%	1.45%

(1)	The ratio for the six months ended June 30, 2003 has been annualized.

     During the first six months of 2003, net loans charged off were $.7 million, compared to $1.5 million for the same period in 2002. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.12% in the six months ended June 30, 2003, compared to 0.27% in the same period last year. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Market Risk

     There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

Item 4. Controls and Procedures

     Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Our chief executive officer (“CEO”) and chief financial officer (“CFO”), after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act), as of the end of the period covered by this quarterly report, have concluded, based on such evaluation, that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, including its consolidated subsidiaries, required to be included in its reports filed or submitted under the Exchange Act. No change in the Company’s internal control over financial reporting occurred during our last fiscal quarter that has materially affected or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings.

     In April, 2002, a lawsuit was filed against Bancorp in the Circuit Court of the State of Oregon for the County of Lincoln by Walter L. West d.b.a. Walter West Construction Co. The suit is known as Walter L. West, dba Walter West Construction Co. v. Jeffrey Teeny, Stephen L. Stoelk, Shauna L. Stoelk, B.A.S.S. Construction Co., Inc. and West Coast Bancorp. Plaintiffs have asserted various claims against Bancorp alleging breach of contract and other theories.

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

     In addition, Bancorp is periodically party to litigation arising in the ordinary course of its business. Based on information currently known to management, although there are uncertainties inherent in litigation, we do not believe there is any legal action to which Bancorp or any of its subsidiaries is a party that, individually or in the aggregate, will have a materially adverse effect on Bancorp’s financial condition and results of operations.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.	Exhibit

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act.
32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act.

(b)	During the three months ended June 30, 2003, West Coast Bancorp filed the following current report on Form 8-K:

     Bancorp furnished a report on Form 8-K, reporting its earnings and including as an exhibit a press release dated July 15, 2003, discussing operating results for the second quarter and first six months of 2003.

Signatures

As required by the Securities Exchange Act of 1934, this report is signed on registrant’s behalf by the undersigned authorized officers.

WEST COAST BANCORP (Registrant)

Dated: August 13, 2003	/s/ Robert D. Sznewajs

Robert D. Sznewajs Chief Executive Officer and President

Dated: August 13, 2003	/s/ Anders Giltvedt

Anders Giltvedt Executive Vice President and Chief Financial Officer