Form 10-Q
period 2003-09-30
WEST COAST BANCORP /NEW/OR/
filed 2003-11-14
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the Quarter ended September 30, 2003 Commission file number 0-10997

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

     The number of shares of Registrant’s Common Stock outstanding on October 31, 2003 was 15,141,669.

WEST COAST BANCORP
FORM 10-Q

PART I. Financial Information

PART I. Financial Information

Item 1. Financial Statements

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Dollars and shares in thousands)	2003	2002

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$43,597	$55,026
Interest-bearing deposits in other banks	25,569	2,316
Federal funds sold	52,616	391

Total cash and cash equivalents	121,782	57,733
Trading assets	915	967
Investment securities available for sale, at fair value (amortized cost: $287,149 and $257,954)	291,638	266,407
Loans held for sale	3,542	10,924
Loans	1,199,434	1,159,915
Allowance for loan losses	(18,049)	(16,838)

Loans, net	1,181,385	1,143,077
Premises and equipment, net	27,113	26,609
Intangible assets, net	953	1,218
Bank owned life insurance	18,289	1,757
Other assets	23,426	23,635

Total assets	$1,669,043	$1,532,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$336,135	$275,724
Savings and interest-bearing demand	702,164	619,502
Certificates of deposit	366,624	371,227

Total deposits	1,404,923	1,266,453
Short-term borrowings	5,075	9,902
Long-term borrowings	83,000	98,000
Mandatorily redeemable trust preferred securities	20,000	12,500
Other liabilities	18,588	12,085

Total liabilities	1,531,586	1,398,940
Commitments and contingent liabilities (note 8)

STOCKHOLDERS’ EQUITY:
Preferred stock: no par value, none issued; 10,000,000 shares authorized	—	—
Common stock: no par value, 55,000,000 shares authorized; 15,146 and 15,326 shares issued and outstanding, respectively	18,933	19,158
Additional paid-in capital	68,512	72,279
Retained earnings	49,169	38,047
Unearned compensation	(1,347)	(671)
Accumulated other comprehensive income	2,190	4,574

Total stockholders’ equity	137,457	133,387

Total liabilities and stockholders’ equity	$1,669,043	$1,532,327

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

(Dollars and shares in thousands	Three months ended September 30,		Nine months ended September 30,
except per share data)	2003	2002	2003	2002

INTEREST INCOME:
Interest and fees on loans	$19,219	$21,628	$58,406	$62,663
Interest on taxable investment securities	2,076	2,286	6,269	6,922
Interest on nontaxable investment securities	813	880	2,463	2,672
Interest on deposits in other banks	40	26	52	60
Interest on federal funds sold	61	62	90	83

Total interest income	22,209	24,882	67,280	72,400
INTEREST EXPENSE:
Savings and interest-bearing demand	1,055	1,815	3,548	5,544
Certificates of deposit	2,584	3,445	8,284	11,051
Short-term borrowings	16	64	262	265
Long-term borrowings	932	1,906	3,106	4,754
Mandatorily redeemable trust preferred securities	287	274	812	503

Total interest expense	4,874	7,504	16,012	22,117

NET INTEREST INCOME	17,335	17,378	51,268	50,283
Provision for loan losses	875	1,467	2,575	3,787

Net interest income after provision for loan losses	16,460	15,911	48,693	46,496
NONINTEREST INCOME:
Service charges on deposit accounts	1,740	1,563	5,189	4,675
Other service charges, commissions and fees	1,749	1,300	4,853	3,841
Trust revenue	439	394	1,299	1,301
Gain on sales of loans	1,533	899	4,246	2,971
Bank owned life insurance	226	—	532	—
Gain on sales of securities	—	—	192	—
Other	107	108	305	1,201

Total noninterest income	5,794	4,264	16,616	13,989
NONINTEREST EXPENSE:
Salaries and employee benefits	8,318	7,421	24,211	22,136
Equipment	1,263	1,337	3,724	3,834
Occupancy	1,261	1,135	3,616	3,445
Check and other transaction processing	746	643	2,138	1,906
Professional fees	587	491	1,729	1,276
Courier and postage	503	501	1,531	1,463
Marketing	510	535	1,478	1,424
Other loan expense	423	169	1,310	862
Communications	291	297	888	891
Other taxes and insurance	185	189	547	571
Printing and office supplies	153	160	489	521
Other noninterest expense	607	305	1,697	1,905

Total noninterest expense	14,847	13,183	43,358	40,234

INCOME BEFORE INCOME TAXES	7,407	6,992	21,951	20,251
PROVISION FOR INCOME TAXES	2,362	2,339	7,188	6,831

NET INCOME	$5,045	$4,653	$14,763	$13,420

Basic earnings per share	$0.33	$0.30	$0.98	$0.86
Diluted earnings per share	$0.32	$0.29	$0.94	$0.83
Weighted average common shares	15,066	15,493	15,096	15,663
Weighted average diluted shares	15,705	16,017	15,641	16,154

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,

(Dollars in thousands)	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$14,763	$13,420
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,097	2,486
Deferred income tax benefit	(357)	(66)
Write-down of premises and equipment	—	613
Amortization of intangibles	265	269
Provision for loan losses	2,575	3,787
Increase in interest receivable	(372)	(170)
Decrease in other assets	938	2,155
Gain on sale of available for sale securities	(192)	—
Gain on sales of loans	4,246	2,971
Origination of loans held for sale	(60,232)	(45,836)
Proceeds from sales of loans held for sale	63,369	46,091
Decrease in interest payable	(228)	(74)
Increase in other liabilities	6,731	3,888
Increase in cash surrender value of bank owned life insurance	(532)	—
Stock based compensation expense	506	406
Tax benefit associated with stock options	644	260
Decrease in trading assets	52	109

Net cash provided by operating activities	34,273	30,309
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	87,040	44,120
Proceeds from sales of available for sale securities	4,158	—
Purchase of available for sale securities	(118,621)	(59,915)
Purchase of bank owned life insurance	(16,000)	—
Loans made to customers greater than principal collected on loans	(40,884)	(55,867)
Net capital expenditures	(2,601)	(1,425)

Net cash used in investing activities	(86,908)	(73,087)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest bearing transaction accounts	143,073	82,948
Net increase (decrease) in certificates of deposit	(4,603)	28,340
Proceeds from issuance of trust preferred securities	7,500	7,500
Proceeds from issuance of long-term borrowings	—	50,000
Repayment of long-term borrowings	(15,000)	(47,500)
Net decrease in short-term borrowings	(4,827)	(16,786)
Redemption and repurchase of common stock	(7,714)	(9,971)
Net proceeds from issuance of common stock	1,896	850
Dividends paid and cash paid for fractional shares	(3,641)	(3,506)

Net cash provided by financing activities	116,684	91,875

NET INCREASE IN CASH AND CASH EQUIVALENTS	64,049	49,097
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	57,733	52,961

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$121,782	$102,058

Supplemental cash flow information:
Cash paid in the period for:
Interest	$16,240	$22,191
Income taxes	$6,950	$1,627

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
			Additional			Other
(Shares and Dollars in thousands)	Common Stock		Paid-In	Retained	Unearned	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income	Total

BALANCE, January 1, 2002	16,025	$20,032	$82,679	$24,543	$(878)	$2,414	$128,790
Comprehensive income:
Net income	—	—	—	18,203	—	—	18,203
Other comprehensive income, net of tax:
Net unrealized investment gains	—	—	—	—	—	2,160	2,160

Other comprehensive income, net of tax							2,160

Comprehensive income							$20,363

Cash dividends, $.30 per common share	—	—	—	(4,699)	—	—	(4,699)
Issuance of common stock- option plans	164	205	1,272	—	—	—	1,477
Redemption of common stock	(35)	(44)	(464)		18	—	(490)
Activity in Deferred Compensation Plan	13	16	144	—	—	—	160
Issuance of common stock- restricted stock plans	25	31	346		(377)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	566	—	566
Common stock repurchased and retired	(866)	(1,082)	(11,999)	—	—	—	(13,081)
Tax benefit associated with stock options			301			—	301

BALANCE, December 31, 2002	15,326	19,158	72,279	38,047	(671)	4,574	133,387
Comprehensive income:
Net income	—	—	—	14,763	—	—	14,763
Other comprehensive loss, net of tax:
Net unrealized investment losses and unrealized derivative losses	—	—	—	—	—	(2,384)	(2,384)

Other comprehensive loss, net of tax							(2,384)

Comprehensive income							$12,379

Cash dividends, $.24 per common share	—	—	—	(3,641)	—	—	(3,641)
Issuance of common stock- option plans	230	288	2,046	—	—	—	2,334
Redemption of common stock	(26)	(33)	(404)	—	21	—	(416)
Activity in deferred compensation plan	(1)	(2)	(21)	—	—	—	(23)
Issuance of common stock- restricted stock plans	74	93	1,111	—	(1,203)	—	1
Amortization of deferred compensation restricted stock	—	—	—	—	506	—	506
Common stock repurchased and retired	(457)	(571)	(7,143)			—	(7,714)
Tax benefit associated with stock options	—	—	644	—	—	—	644

BALANCE, September 30, 2003	15,146	$18,933	$68,512	$49,169	$(1,347)	$2,190	$137,457

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”) and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), which includes its wholly owned subsidiary Eld Inc., West Coast Trust, West Coast Statutory Trust I, West Coast Statutory Trust II, West Coast Statutory Trust III, Centennial Funding Corporation and Totten, Inc. All significant intercompany balances and transactions have been eliminated in consolidation.

     The interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information. In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2003, and cash flows for the nine months ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003, or other future periods.

     Certain reclassifications of prior year amounts have been made to conform to current classifications. The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Bancorp’s 2002 Annual Report on Form 10-K.

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

2. NEW ACCOUNTING PRONOUNCEMENTS

     In April 2003, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, for certain decisions made by the FASB and to incorporate clarifications of the definition of a derivative. Management does not expect that the provisions of SFAS No. 149 will impact our results of operations or financial condition.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. For mandatorily redeemable financial instruments that have a fixed redemption date and are redeemable for a fixed or determinable amount the FASB agreed to defer the adoption of the standard for one additional year (for the first fiscal period beginning after December 15, 2004). The FASB has revised the effective date for the following: For mandatorily redeemable financial instruments that do not have a fixed redemption date or are not redeemable for a fixed or determinable amount the FASB agreed to defer application for an indefinite period of time. As it relates to the application of Paragraph 9 of FAS 150 to mandatorily redeemable interests issued by a subsidiary in the financial statements of the subsidiary and consolidated entity: For instruments that would be classified as equity by the subsidiary under the exception in Paragraph 9, the FASB agreed to defer the measurement and classification provisions of the standard indefinitely. For instruments that would be classified as a liability by the subsidiary and the instrument was issued before November 5, 2003, the FASB agreed to defer the measurement provisions of Paragraph 22 indefinitely. However, the classification provisions are not deferred. Management does not expect that the provisions of SFAS No. 150 will impact our results of operations or financial condition.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003, and apply to existing entities for the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. In October 2003, the FASB decided to defer to the fourth quarter from the third quarter the implementation date for Interpretation No. 46. The Company is currently evaluating the impact of the interpretation on its financial statements and, except for the possible effects related to the issuance of its trust preferred securities and any related regulatory effects, does not currently believe the interpretation will have a material impact on the results of operations or financial condition of Bancorp.

3. ACCOUNTING FOR STOCK BASED COMPENSATION

     At September 30, 2003, Bancorp had multiple stock option plans. Bancorp accounts for its stock option plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, under which no compensation cost has been recognized in the periods presented. All options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS No. 123, Accounting for Stock-Based Compensation, had been applied to all outstanding and unvested awards in each period.

(Dollars in thousands, except per share data)	Three months ended		Nine months ended
	September 30,		September 30,
	2003	2002	2003	2002

Net income, as reported	$5,045	$4,653	$14,763	$13,420
Deduct: Total stock-based compensation expense determined under fair value based method for all options, net of related tax effects	(174)	(204)	(602)	(572)

Pro forma net income	$4,871	$4,449	$14,161	$12,848

Earnings per share:
Basic-as reported	$0.33	$0.30	$0.98	$0.86
Basic-proforma	$0.32	$0.29	$0.94	$0.82
Diluted-as reported	$0.32	$0.29	$0.94	$0.83
Diluted-proforma	$0.31	$0.28	$0.91	$0.80

4. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,

(Dollars in thousands)	2003	2002	2003	2002

Net income as reported	$5,045	$4,653	$14,763	$13,420
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during the period	(5,687)	4,139	(3,772)	5,316
Tax benefit (provision)	2,234	(1,627)	1,483	(2,089)

Net unrealized (losses) gains on securities, net of tax	(3,453)	2,512	(2,289)	3,227
Less: Reclassification adjustment for gains on sales of securities	—	—	(192)	—
Tax provision	—	—	75	—

Net realized gains on sale of securities, net of tax	—	—	(117)	—
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	202	(740)	37	(911)
Tax benefit (provision)	(79)	291	(15)	358

Net unrealized holding gains (losses) from derivatives, net of tax	123	(449)	22	(553)
Total comprehensive income	$1,715	$6,716	$12,379	$16,094

     Bancorp currently uses two single interest-rate swaps to convert two variable rate Trust Preferred Securities issuances to fixed rates. The third of our three Trust Preferred Securities, issued in September 2003, has a fixed rate for five years. The two swaps entered into concurrently with the issuance of the Trust Preferred Securities are accounted for as cash flow hedges under SFAS No. 133. The fair value of Bancorp’s swaps was an unrealized loss of $.93 million at September 30, 2003 and $.96 million at December 31, 2002. This unrealized loss is reflected in other liabilities on the consolidated balance sheet, as well as in accumulated other comprehensive income in the consolidated statement of changes in stockholders’ equity.

5. EARNINGS PER SHARE

     The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations:

			Per Share
(Dollars and shares in thousands, except per share data)	Net Income	Weighted Average Shares	Amount

	Three months ended September 30, 2003

Basic earnings	$5,045	15,066	$0.33
Common stock equivalents from:
Stock options		610
Restricted stock		29

Diluted earnings	$5,045	15,705	$0.32

	Three months ended September 30, 2002

Basic earnings	$4,653	15,493	$0.30
Common stock equivalents from:
Stock options		492
Restricted stock		32

Diluted earnings	$4,653	16,017	$0.29

(Dollars and shares in thousands, except per share data)	Net Income	Weighted Average Shares	Per Share Amount
	Nine months ended September 30, 2003

Basic earnings	$14,763	15,096	$0.98
Common stock equivalents from:
Stock options		511
Restricted stock		34

Diluted earnings	$14,763	15,641	$0.94

	Nine months ended September 30, 2002

Basic earnings	$13,420	15,663	$0.86
Common stock equivalents from:
Stock options		447
Restricted stock		44

Diluted earnings	$13,420	16,154	$0.83

     For the periods reported, Bancorp had no reconciling items between net income and income available to common stockholders.

6. PREMISES AND EQUIPMENT

     The following table presents the amounts of premises and equipment:

(Dollars in thousands)	September 30, 2003	December 31, 2002

Land	$4,796	$4,796
Buildings and improvements	23,427	22,881
Furniture and equipment	23,480	22,432
Construction in progress	351	37

	52,054	50,146
Accumulated depreciation	(24,941)	(23,537)

Total	$27,113	$26,609

     Depreciation included in the net occupancy and equipment expense amounted to $2.1 million and $2.5 million in the first nine months of 2003 and 2002, respectively. The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists. During the first nine months of 2003, there were no impairment write-downs. In 2002, under the guidance of SFAS No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, the Company recognized a total of $613,000 of expenses in other noninterest expense related to fixed asset write-offs and impairment charges. The fair value of the properties was based on pending sale prices and independent appraisals.

7. ALLOWANCE FOR LOAN LOSSES

     The following table represents activity in the allowance for loan losses for the nine months ended September 30, 2003, and 2002:

	Nine months ended
(Dollars in thousands)	September 30, 2003	September 30, 2002

Balance at beginning of period	$16,838	$15,252
Provision for loan losses	2,575	3,787
Loans charged off	(1,883)	(2,951)
Recoveries	519	188

Balance at end of period	$18,049	$16,276

8. CONTINGENCIES AND LITIGATION

     On August 22, 2003, the lawsuit against the Company known as Walter L. West, dba Walter West Construction Co. v. Jeffrey Teeny, Stephen L. Stoelk, Shauna L. Stoelk, B.A.S.S. Construction Co., Inc., and West Coast Bancorp was dismissed by the plaintiff voluntarily. In doing so, the plaintiff indicated that the action would be re-filed in another county. The plaintiff has not yet re-filed.

     Plaintiff’s allegations in the dismissed suit relate to Bancorp’s alleged failure to provide take out financing to a third party in connection with a real estate transaction in 1998. Plaintiff alleged that it was a third party beneficiary of an agreement to provide financing and that Bancorp’s actions in connection with the transaction constituted a breach of contract and were tortious under Oregon law. Plaintiff sought damages from Bancorp in the amount of $3.5 million, plus such additional damages as may be proven at trial.

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

9. SEGMENT AND RELATED INFORMATION

     Bancorp accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the service provided. Intercompany items relate primarily to the use of accounting, human resources, data processing and marketing services provided. All other accounting policies are the same as those described in the summary of significant accounting policies in Bancorp’s 2002 Annual Report on Form 10-K.

     Summarized financial information concerning Bancorp’s reportable segments and the reconciliation to Bancorp’s consolidated results is shown in the following table. The “Other” column includes Bancorp’s trust operations and corporate-related items. Investment in subsidiaries is netted out of the presentations below. The “Intersegment” column identifies the intersegment activities of revenues, expenses and other assets between the “Banking” and “Other” segments.

(Dollars in thousands)	Three months ended September 30, 2003

	Banking	Other	Intersegment	Consolidated

Interest income	$22,189	$187	$(167)	$22,209
Interest expense	4,707	334	(167)	4,874

Net interest income	17,482	(147)	—	17,335

Provision for loan loss	875	—	—	875
Noninterest income	5,389	468	(63)	5,794
Noninterest expense	14,386	524	(63)	14,847

Income (loss) before income taxes	7,610	(203)	—	7,407
Provision (benefit) for income taxes	2,442	(80)	—	2,362

Net income (loss)	$5,168	$(123)	$—	$5,045

Depreciation and amortization	$541	$1	$—	$542
Assets	$1,667,182	$23,498	$(21,637)	$1,669,043
Loans, net	$1,181,385	$20,619	$(20,619)	$1,181,385
Deposits	$1,417,231	$—	$(12,308)	$1,404,923
Equity	$142,413	$3,297	N/A	$137,457

(Dollars in thousands)	Three months ended September 30, 2002

	Banking	Other	Intersegment	Consolidated

Interest income	$24,861	$231	$(210)	$24,882
Interest expense	7,366	348	(210)	7,504

Net interest income	17,495	(117)	—	17,378

Provision for loan loss	1,467	—	—	1,467
Noninterest income	3,907	396	(39)	4,264
Noninterest expense	12,779	443	(39)	13,183

Income (loss) before income taxes	7,156	(164)	—	6,992
Provision (benefit) for income taxes	2,405	(66)	—	2,339

Net income (loss)	$4,751	$(98)	$—	$4,653

Depreciation and amortization	$801	$—	$—	$801
Assets	$1,546,760	$26,261	$(24,869)	$1,548,152
Loans, net	$1,121,878	$12,500	$(12,500)	$1,121,878
Deposits	$1,294,171	$—	$(11,451)	$1,282,720
Equity	$135,322	$1,137	N/A	$132,925

9. SEGMENT AND RELATED INFORMATION (Continued)

(Dollars in thousands)	Nine months ended September 30, 2003

	Banking	Other	Intersegment	Consolidated

Interest income	$67,221	$541	$(482)	$67,280
Interest expense	15,547	947	(482)	16,012

Net interest income	51,674	(406)	—	51,268

Provision for loan loss	2,575	—	—	2,575
Noninterest income	15,419	1,380	(183)	16,616
Noninterest expense	42,040	1,501	(183)	43,358

Income (loss) before income taxes	22,478	(527)	—	21,951
Provision (benefit) for income taxes	7,394	(206)	—	7,188

Net income (loss)	$15,084	$(321)	$—	$14,763

Depreciation and amortization	$2,096	$1	$—	$2,097
Assets	$1,667,182	$23,498	$(21,637)	$1,669,043
Loans, net	$1,181,385	$20,619	$(20,619)	$1,181,385
Deposits	$1,417,231	$—	$(12,308)	$1,404,923
Equity	$142,413	$3,296	N/A	$137,457

(Dollars in thousands)	Nine months ended September 30, 2002

	Banking	Other	Intersegment	Consolidated

Interest income	$72,331	$471	$(402)	$72,400
Interest expense	21,873	646	(402)	22,117

Net interest income	50,458	(175)	—	50,283

Provision for loan loss	3,787	—	—	3,787
Noninterest income	12,803	1,305	(119)	13,989
Noninterest expense	39,084	1,269	(119)	40,234

Income before income taxes	20,390	(139)	—	20,251
Provision for income taxes	6,887	(56)	—	6,831

Net income (loss)	$13,503	$(83)	$—	$13,420

Depreciation and amortization	$2,486	$—	$—	$2,486
Assets	$1,546,760	$26,261	$(24,869)	$1,548,152
Loans, net	$1,121,878	$12,887	$(12,887)	$1,121,878
Deposits	$1,294,171	$—	$(11,451)	$1,282,720
Equity	$135,322	$1,137	N/A	$132,925

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement Disclosure

     This Quarterly Report may contain statements regarding future events or performance that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Forward-looking statements include, without limitation, statements regarding the outlook for future operations, the effect of changes in interest rates and the yield curve and their effect on Company net interest income and fee income, the adequacy of loan loss reserves, forecasts of future expenses and productivity, evaluation of market conditions, the outcome of legal proceedings, or plans for distribution, product or service development or expansion. Forward-looking statements are subject to risks and uncertainties that may cause actual results to be quite different from those expressed or implied by the forward-looking statements. Factors that could cause actual results to differ include, among others, risks discussed in this Quarterly Report and in Bancorp’s other reports filed with the Securities and Exchange Commission, as well as the following: changes in general economic conditions, whether national or regional, that could affect the demand for loans or lead to increased loan losses; competitive factors, including increased competition with community, regional, and national financial institutions, that may lead to pricing pressures on rates Bancorp charges on loans and pays on deposits, reduced demand for our products and services or increasing difficulty attracting and retaining lending personnel; changes in interest rates that could result in lower net interest income, net interest margin, and fee income, including lower gains on sales of loans arising from mortgage activity; loss of customers of greatest value to Bancorp; changing business conditions in the banking industry; changes in the bank regulatory environment or new legislation; changes in vendor quality; changes in technology or required investments in technology; and weaknesses or limitations in the Company’s monitoring and management of its disclosure controls and internal control environment. Readers are cautioned not to place undue reliance on forward-looking statements. Bancorp disclaims any obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

Results of Operations

Three months ended September 30, 2003 and 2002

     Net Income. Bancorp reported net income of $5.05 million, or $.32 per diluted share, for the three months ended September 30, 2003, compared to $4.65 million, or $.29 per diluted share, for the three months ended September 30, 2002. Net interest income decreased slightly to $17.3 million in the third quarter of 2003 compared to $17.4 million for the same period in 2002.

     Total non-interest income increased $1.5 million or 36% to $5.8 million for the three months ended September 30, 2003, compared to the same period a year ago. This was largely due to a $.6 million or 70% increase in gains on sales of loans stemming from very strong residential mortgage production and an increase in total service charges on deposit accounts and other service charges of $.6 million, or 22%. During the first quarter 2003, the Company invested in bank-owned life insurance, contributing $.2 million to non-interest income in the third quarter, with a partially offsetting impact on net interest income.

     Non-interest expense increased $1.7 million or 13% to $14.8 million in the three months ended September 30, 2003, from the third quarter of 2002. Approximately two-thirds of the period-over-period increase was directly associated with new commercial lending personnel, new branches, higher incentive and commission expense, and expenses associated with foreclosure of certain properties. The remaining non-interest expense increase was mainly in salary, healthcare, professional, and transaction processing areas.

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

     Analysis of Net Interest Income. Net interest income, including a $.4 million adjustment to a tax equivalent basis for the three months ended September 30, 2003, decreased less than 1% to $17.8 million from $17.9 million for the same period in 2002. The decrease was mainly due to the unfavorable effect on earning asset yield from the continuing low interest rate environment offset in part by increased average investment and loan balances and decreases in rates paid on interest bearing liabilities. Average yields on earning assets decreased 116 basis points to 5.90% in the third quarter of 2003 from 7.06% in 2002. Average interest earning assets increased $99 million, or 7.0%, to $1.52 billion in the third quarter of 2003 from $1.42 billion for the same period in 2002. Average rates paid on interest bearing liabilities decreased 98 basis points to 1.67% in the third quarter of 2003, from 2.65% for the same period in 2002. The net interest spread decreased from 4.41% in the third quarter of 2002 to 4.23% in the third quarter of 2003. Bancorp’s net interest margin for the three months ended September 30, 2003, was 4.63%, a decrease of 34 basis points from 4.97% for the comparable period of 2002. The decrease in Bancorp’s third quarter net interest margin and spread was caused by lower yields on earning assets, lower investment value of non-interest bearing deposits, and the purchase of bank owned life insurance during 2003.

     The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended		Increase	Percentage
(Dollars in thousands)	September 30,		(Decrease)	Change

	2003	2002	2003-2002	2003-2002
Interest and fee income (1)	$22,647	$25,357	($2,710)	-10.7%
Interest expense	4,874	7,504	(2,630)	-35.0%

Net interest income (1)	$17,773	$17,853	($80)	-0.4%
Average interest earning assets	$1,523,487	$1,424,335	$99,152	7.0%
Average interest bearing liabilities	$1,157,933	$1,123,344	$34,589	3.1%
Average interest earning assets/ Average interest bearing liabilities	131.6%	126.8%	4.8%
Average yields earned (1)	5.90%	7.06%	-1.16%
Average rates paid	1.67%	2.65%	-0.98%
Net interest spread (1)	4.23%	4.41%	-0.18%
Net interest margin (1)	4.63%	4.97%	-0.34%

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. Ratios for the three months ended September 30, 2003 and 2002 have been annualized where appropriate.

     Provision for Loan Loss. Bancorp recorded provisions for loan losses for the third quarter of 2003 and 2002 of $.88 million and $1.47 million, respectively. The decrease in the provision in the third quarter of 2003 compared to the third quarter of 2002 was primarily due to lower loan growth and net loan charge-offs in the third quarter of 2003. Net charge-offs for the third quarter of 2003 were $.7 million, compared to net charge-offs of $1.3 million for the same period in 2002. Net charge-offs were concentrated in commercial real estate and consumer credit portfolios. Annualized net charge-offs for the third quarter 2003 were 0.22% of average loans, compared to 0.44% in the same period last year. At September 30, 2003, non-performing assets were $5.4 million or 0.33% of total assets, compared to 0.41% one year earlier. Bancorp’s allowance for loan losses as a percentage of total loans was 1.50% at September 30, 2003, up from 1.43% at September 30, 2002. The provision for loan loss is recorded to bring the allowance for loan losses to an amount considered appropriate by management based on factors which are described in the “Lending and Credit Management” and “Allowance for Loan Losses” sections of this report.

     Noninterest Income. Total non-interest income was $5.79 million for the three months ended September 30, 2003, compared to $4.26 million for the period ended September 30, 2002, an increase of $1.53 million or 36%. The growth in non-interest income was in large part due to a $.6 million or 70% increase in gains on sales of loans driven by strong residential mortgage production. Combined service charges on deposit accounts and other service charges, commissions and fees were $3.49 million in the quarter ended September 30, 2003, an increase of $.6 million or 22% over the same period last year. The increase reflects growth in deposit accounts and volumes, increased income in Bankcard related programs and higher income from investment services sales as well as higher overdraft fees. During the first and third quarter of 2003, the Company purchased $16 million of bank owned life insurance which produced $.2 million in revenue in the third quarter of 2003. Trust income increased 11% over the same period last year. Other noninterest income was relatively flat in the third quarter of 2003 compared to the like period in 2002.

     Noninterest Expense. Noninterest expense for the third quarter ended September 30, 2003 was $14.8 million, an increase of $1.7 million compared to $13.2 million in noninterest expense for the same period in 2002. Bancorp’s salaries and employee benefits increased $.9 million, or 12.1%, to $8.3 million in the third quarter of 2003, from $7.4 million for the like period in 2002. The increase in salaries and employee benefits expense was primarily related to the addition of commercial lending personnel, personnel in new branches, and higher commissions and incentive related expenses. During the quarter ending September 30, 2003, Bancorp employed 596 full time equivalent employees compared to 560 at September 30, 2002. Bancorp has continued to invest in personnel with expertise consistent with the strategy of the Company, with additions of new personnel centered in branches and commercial lending teams.

     In the third quarter, equipment expense decreased slightly in 2003 from the same period in 2002 due to a decrease in depreciation on furniture and equipment from a lower asset base. Equipment maintenance and repairs were also lower in the current quarter compared to the prior year quarter. Occupancy expenses increased 11% or $.1 million in the third quarter of 2003 compared to the same period in 2002. The increase in occupancy expense is due to the addition of three new branches and certain periodic lease expense increases on leased properties. Check and other transaction processing fees increased 16% in the third quarter of 2003 compared to 2002 due to certain ATM upgrade conversion costs and an increase in the volume of transactions processed. Professional fees increased $.1 million in the third quarter of 2003 compared to the same period in 2002 due to increased consulting expenses and higher costs associated with director related expenses. Courier and postage expense remained flat in the third quarter compared to the prior year third quarter. Marketing, communication, and other taxes and insurance expenses decreased slightly in the third quarter of 2003 compared to the same period in 2002. Other loan expense increased $.25 million in the third quarter of 2003 compared to the same period in 2002 due to expenses and write downs associated with foreclosures on certain properties. Other noninterest expense increased in the third quarter of 2003 compared to 2002 due to increased check printing expenses and certain minor fixed asset disposals. Other noninterest expense in the second quarter of 2002 included a recovery on the sale of a property.

Nine months ended September 30, 2003 and 2002

     Net Income. Bancorp reported net income of $14.8 million, or $.94 per diluted share, for the nine months ended September 30, 2003, compared to $13.4 million, or $.83 per diluted share, for the nine months ended September 30, 2002. Net interest income increased to $51.3 million in the first three quarters of 2003 compared to $50.3 million for the same period in 2002, an increase of $1.0 million or 2%. The increase in net interest income was driven by higher loan balances, higher loan fees, and improved deposit mix which was partly offset by lower yield on earning assets.

     Analysis of Net Interest Income. Net interest income, including a $1.3 million adjustment to a tax equivalent basis for the nine months ended September 30, 2003, increased 1.7% to $52.6 million from $51.7 million for the same period in 2002. The increase was mainly due to increased average loan balances and decreases in rates paid on interest bearing liabilities, offset in part by a decrease in yields on average earning assets. Average yields on earning assets decreased to 6.18% in the first three quarters of 2003 from 7.13% in 2002. Average interest earning assets increased $98.4 million, or 7.1%, to $1.48 billion in the first three quarters of 2003, from $1.38 billion for the same period in 2002. Average rates paid on interest bearing liabilities decreased 80 basis points in the first three quarters of 2003, to 1.87% from 2.67% for the like period in 2002. The net interest spread decreased from 4.46% in the first three quarters of 2002 to 4.31% in the first three quarters of 2003. Bancorp’s net interest margin for the nine months ended September 30, 2003, was 4.74%, a decrease of 25 basis points from 4.99% for the comparable period of 2002. The decrease in Bancorp’s net interest margin and related spreads was predominantly due to a combination of lower yields on earnings assets, lower investment value of non-interest bearing deposits, a $.2 million pre-payment expense on longer-term debt, and the purchase of bank owned life insurance.

     The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

	Nine months ended		Increase	Percentage
(Dollars in thousands)	September 30,		(Decrease)	Change

	2003	2002	2003-2002	2003-2002

Interest and fee income (1)	$68,606	$73,839	($5,233)	-7.1%
Interest expense	16,012	22,117	(6,105)	-27.6%

Net interest income (1)	$52,594	$51,722	$872	1.7%
Average interest earning assets	$1,483,338	$1,384,891	$98,447	7.1%
Average interest bearing liabilities	$1,146,163	$1,109,068	$37,095	3.3%
Average interest earning assets/ Average interest bearing liabilities	129.4%	124.9%	4.5%
Average yields earned (1)	6.18%	7.13%	-0.95%
Average rates paid	1.87%	2.67%	-0.80%
Net interest spread (1)	4.31%	4.46%	-0.15%
Net interest margin (1)	4.74%	4.99%	-0.25%

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. Ratios for the nine months ended September 30, 2003 and 2002 have been annualized where appropriate.

     Provision for Loan Loss. Bancorp recorded year to date 2003 and 2002 provisions for loan losses of $2.6 million and $3.8 million, respectively. The decrease in the provision in the first three quarters of 2003 compared to the first three quarters of 2002 is primarily due to lower loan growth and net loan charge-offs in the first three quarters of 2003 compared to 2002. Net charge-offs for the first nine months of 2003 were $1.4 million, compared to net charge-offs of $2.8 million for the same period in 2002. The Company experienced loan recoveries f $.5 million during the year to date ended September 30, 2003, as compared to $.19 million in first three quarters of 2002. Annualized net charge-offs for the year to date September 30, 2003, were 0.15% of average loans, compared to 0.33% in the same period last year. At September 30, 2003, non-performing assets were 0.33% of total assets, compared to 0.41% one year earlier. Bancorp’s allowance for loan losses as a percentage of total loans was 1.50% at September 30, 2003, up from 1.43% at September 30, 2002. The provision for loan loss is recorded to bring the allowance for loan losses to an amount considered appropriate by management based on factors which are described in the “Lending and Credit Management” and “Allowance for Loan Losses” sections of this report.

     Noninterest Income. Excluding the $.6 million gain on sale of property in the first quarter of 2002, total non-interest income increased 24% year to date through September 30, 2003 from the same period a year ago (see “Reconciliation to GAAP Financial Measures” section). This was largely due to a 43% increase in gains on sales of loans and a 18% increase in total deposit and other service charges, commissions and fees. During 2003, the Company invested $16 million in bank owned life insurance, contributing $.5 million to non-interest income in the first three quarters, with a partially offsetting impact on net interest income. In addition, during the first quarter, the Company recognized a $.2 million gain on the sales of securities which substantially offset an expense associated with a pre-payment of long-term debt. On a GAAP basis, total non-interest income increased 19% year to date September 30, 2003, to $16.6 million, from the same period in 2002.

     Noninterest Expense. Excluding the first quarter 2002 write-off of certain fixed assets, non-interest expense for the year to date ended September 30, 2003 increased 9% from same period in 2002 (see “Reconciliation to GAAP Financial Measures” section). The period-over-period increase was primarily related to the addition of commercial lending personnel, new branches, and higher commission related expenses. Professional fees increased 35% to $1.7 million in the first three quarters of 2003 from $1.3 million in the first three quarters of 2002 due to increased consulting and legal expenses and higher costs associated with director related expenses. Other loan expense increased 52% from $.9 million in the first three quarters of 2002 to $1.3 million in the same period in 2003 due to higher expenses associated with new loan originations and writedowns on foreclosed properties. On a GAAP basis noninterest expense increased 8% in the year to date September 30, 2003, compared to the year to date 2002.

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

	Nine months ended
	September 30,		Change

(Unaudited) (dollars in thousands):	2003	2002	$	%

Non-interest income excluding gain on sale of property	$16,616	$13,376	$3,240	24%
add: Gain on sale of property	—	613	-613	—

GAAP non-interest income	$16,616	$13,989	$2,627	19%

	Nine months ended
	September 30,		Change

	2003	2002	$	%

Non-interest expense excluding write-off of fixed assets	$43,358	$39,621	$3,737	9%
add: Write off of fixed assets	—	613	-613	—

GAAP non-interest expense	$43,358	$40,234	$3,124	8%

Income Taxes

     The provision for income taxes increased $.4 million in the first nine months ended September 30, 2003, from the like period in 2002 due to an increase in income before taxes offset in part by increased non-taxable income from bank owned life insurance and the effect of investments in tax credits. Bancorp’s effective tax rate in the third quarter of 2003 decreased to 31.9% compared to 33.5% for the same period in 2002 primarily due to an increase in non-taxable income from bank owned life insurance.

Investment Portfolio

     The investment portfolio at September 30, 2003, increased $25.2 million compared to December 31, 2002. The composition and carrying value of Bancorp’s investment portfolio is as follows:

	September 30,	December 31,
(Dollars in thousands)	2003	2002

Investments available for sale (At fair value)
U.S. Treasury securities	$5,531	$5,583
U.S. Government agency securities	101,162	66,483
Corporate securities	21,116	22,497
Mortgage-backed securities	66,470	69,234
Obligations of state and political subdivisions	85,453	87,592
Equity and other securities	11,906	15,018

Total Investment Portfolio	$291,638	$266,407

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

	September 30,		December 31,
	2003		2002

(Dollars in thousands)	Amount	Percent	Amount	Percent

Demand	$336,135	24%	$275,724	22%
Savings and interest bearing demand	702,164	50%	619,502	49%
Certificates of deposit	366,624	26%	371,227	29%

Total deposits	$1,404,923	100%	$1,266,453	100%

     Deposits are Bancorp’s primary source of funds. Total deposits were $1.41 billion at September 30, 2003, compared to $1.27 billion at December 31, 2002. At September 30, 2003, Bancorp used no brokered deposits, but we may accept such deposits in the future. We are focused on attracting deposits in the market area we serve through competitive pricing and delivery of a quality product. The composition of Bancorp’s deposits is as follows:

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

     As of September 30, 2003, other borrowings had the following time periods remaining to contractual maturity.

	Payments due within listed time periods at September 30, 2003

(Dollars in thousands)				Due after
	0-12 months	1-3 Years	4-5 Years	five years	Total

Short-term borrowings	$5,075	$—	$—	$—	$5,075
Mandatorily redeemable trust preferred securities	—	—	20,000	—	20,000
Long-term borrowings	15,000	42,500	25,500	—	83,000

Total borrowings	$20,075	$42,500	$45,500	$—	$108,075

Capital Resources

     As of September 30, 2003, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines. The Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) have otherwise established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%.

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity. This interpretation may affect the way Trust Preferred Securities are accounted for and viewed by regulatory agencies. On July 2, 2003, the Federal Reserve Bank issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report Trust Preferred Securities in accordance with current Federal Reserve Bank instructions which allows Trust Preferred Securities to be counted in Tier 1 capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance. In October 2003, the FASB decided to defer to the fourth quarter from the third quarter the implementation date for Interpretation No. 46

     The following table summarizes the consolidated risk based capital ratios of Bancorp and the Bank at September 30, 2003, and December 31, 2002.

	September 30, 2003				December 31, 2002

			Amount Required For	Percent required			Amount Required For	Percent required
			Minimum Capital	for Minimum Capital			Minimum Capital	for Minimum Capital
(Dollars in thousands)	Actual		Adequacy	Adequacy	Actual		Adequacy	Adequacy

	Amount	Ratio	Amount		Amount	Ratio	Amount

Tier 1 Capital
West Coast Bancorp	$154,314	10.49%	$58,845	4%	$140,095	10.10%	$55,474	4%
West Coast Bank	139,308	9.47%	58,828	4%	133,958	9.66%	55,467	4%
Total Capital
West Coast Bancorp	$172,363	11.72%	$117,691	8%	$156,933	11.32%	$110,947	8%
West Coast Bank	157,357	10.70%	117,655	8%	150,796	10.87%	110,933	8%
Risk weighted assets
West Coast Bancorp	$1,471,137				$1,386,843
West Coast Bank	1,470,692				1,386,667
Leverage Ratio
West Coast Bancorp	$154,314	9.64%	$48,040	3%	$140,095	9.19%	$45,725	3%
West Coast Bank	139,308	8.70%	48,040	3%	133,958	8.78%	45,748	3%
Adjusted total assets
West Coast Bancorp	$1,601,339				$1,524,169
West Coast Bank	1,601,319				1,524,927

     Manditorily redeemable trust preferred securities. West Coast Bancorp has periodically issued pooled trust preferred securities (“Preferred Securities”). Preferred securities have been issued by a wholly-owned subsidiary grantor trusts. Preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts use the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures of the Company. The Debentures are the sole assets of the trusts and are eliminated, along with the related income statement effects, in the consolidated financial statements. The Company’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The Preferred Securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table is a summary of the Company’s current preferred securities:

(Dollars in thousands)		Preferred
		security
Issuance Trust	Issuance date	amount	Rate type (1)	Initial rate	Maturity date

West Coast Statutory Trust I	December 2001	$5,000	Variable	5.02%	December 2031
West Coast Statutory Trust II	June 2002	$7,500	Variable	5.34%	June 2032
West Coast Statutory Trust III	September 2003	$7,500	Fixed	6.75%	September 2033

(1)	The variable rate preferred securities reprice quarterly.

     The interest rates on the preferred securities issued in December 2001, and June 2002 reset quarterly and are tied to the LIBOR rate. In connection with both offerings, Bancorp entered into swap agreements that will result in a fixed interest rate on the securities for five years, equal to 8.62% and 8.14%, respectively. The Company has the right to redeem the debentures of the December 2001 issuance in December 2006; the June 2002 issuance in June 2007 and the September 2003 issuance in September 2008.

     Stockholders’ equity and stock repurchase plan. Stockholders’ equity increased to $137.5 million at September 30, 2003, from $133.4 million at December 31, 2002, an increase of $4.1 million. The increase is due to net income offset in part by a decrease in the unrealized gain on securities available for sale, payments of cash dividends to stockholders and Bancorp’s activity in its corporate stock repurchase program.

     In July 2000, Bancorp announced a corporate stock repurchase program that was expanded in September 2000, June 2001, and again in September 2002. Under this plan, the Company can buy up to 2.88 million shares of the Company’s common stock, including completed purchases. The Company intends to use existing funds and/or long-term borrowings to finance the repurchases. During the first nine months of 2003, and consistent with its capital plan, the Company repurchased approximately 457,000 shares, or approximately 3% of its common shares pursuant to its corporate stock repurchase program. Total shares available for repurchase under this plan were 450,000 at September 30, 2003. The following table presents information with respect to Bancorp’s July 2000 stock repurchase program.

(Shares and dollars in thousands)	Shares repurchased in period	Cost of shares repurchased	Cost per share

Year ended 2000	573	$5,264	$9.19
Year ended 2001	534	6,597	12.35
Year ended 2002	866	13,081	15.11
Year to date September 30, 2003	457	7,714	16.88

Plan to date total	2,430	$32,656	$13.44

Critical Accounting Policies

     We have identified our most critical accounting policy to be related to the allowance for loan loss. Bancorp’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries. Size and complexity of individual loans in relation to lending officer’s background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodology. As we add new products, increase complexity of the portfolio, and expand our geographic coverage, we intend to enhance and adapt our methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could affect the calculation of the allowance for loan loss in any given period. Management believes that our systematic methodology continues to be appropriate given our size and level of complexity.

     This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2002.

Lending and Credit Management

     Interest earned on the loan portfolio is the primary source of Bancorp’s income. Net loans represented 71.0% of total assets as of September 30, 2003, compared to 74.6% at December 31, 2002. A certain degree of credit risk is inherent in our lending activities. Bancorp has a comprehensive risk management process to control, underwrite, monitor and manage credit risk in our loan portfolio. This risk is managed through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Credit files are examined on a sample test basis, periodically, by the internal credit review department, internal and external auditors, as well as bank regulatory examiners.

     Through the credit review function, Bancorp is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. As part of our ongoing lending process, internal risk ratings are assigned to each commercial and commercial real estate credit before the funds are advanced to the customer. Credit risk ratings are based on the apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis. The credit review function independently reviews loans to ensure risk ratings are appropriate. The findings of these reviews are communicated to senior management and the Loan, Investment, and Asset/Liability Committee, which is made up of certain directors.

     Bancorp strives to serve the credit needs of its service areas; the primary focus is on real estate related and commercial credits. We make substantially all our loans to customers located within our service areas.

     A risk of nonpayment exists with respect to all loans and certain specific types of risks are associated with specific types of loans. As a result of the nature of our customer base and the growth experienced in the market areas served, real estate is frequently a material component of collateral for Bancorp’s loans. The expected source of repayment of these loans is generally the cash flow of the project, operations of the borrower’s business, personal income or net worth. Risks associated with real estate loans include fluctuating land values, local and national economic conditions, changes in tax policies, and a concentration of loans within any one area. Due to the concentration of Bancorp’s real estate collateral, adverse developments with respect to the above risks could have a significant adverse impact on the value of Bancorp’s collateral and a negative impact on earnings.

     The composition of Bancorp’s loan portfolio is as follows:

(Dollars in thousands)	September 30, 2003		December 31, 2002

	Amount	Percent	Amount	Percent

Commercial	$243,726	20.3%	$205,725	17.7%
Real estate construction	113,846	9.5%	121,711	10.5%
Real estate mortgage	167,636	14.0%	148,350	12.8%
Real estate commercial	634,604	52.9%	637,978	55.0%
Installment and other consumer	39,622	3.3%	46,151	4.0%

Total loans	1,199,434	100%	1,159,915	100%
Allowance for loan losses	(18,049)	1.50%	(16,838)	1.45%

Total loans, net	$1,181,385		$1,143,077

     The change in the composition of Bancorp’s loan portfolio, with higher a percentage mix in commercial and real estate mortgage (home equity) categories, reflects the strategic focus of the Company.

     The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands)	September 30, 2003		December 31, 2002

	Amount	Percent	Amount (1)	Percent

Office Buildings	$153,093	24.1%	$138,700	21.7%
Retail Facilities	78,221	12.3%	73,000	11.4%
Hotels/Motels	69,298	10.9%	72,200	11.3%
Multi-Family - 5+ Residential	53,793	8.5%	66,900	10.5%
Assisted Living	42,398	6.7%	39,600	6.2%
Medical Offices	32,957	5.2%	32,100	5.0%
Industrial parks and related	25,531	4.0%	18,600	2.9%
Health spa and gym	18,694	2.9%	11,400	1.8%
Mini Storage	18,349	2.9%	18,000	2.8%
Manufacturing Plants	14,594	2.3%	15,900	2.5%
Food Establishments	14,193	2.2%	15,200	2.4%
Land Development and Raw Land	12,251	1.9%	11,200	1.8%
Church, Civic, Nonprofit facilities	11,942	1.9%	14,400	2.3%
RV Parks, Marinas, related	10,742	1.7%	10,800	1.7%
Commercial/Agricultural	5,936	0.9%	13,000	2.0%
Other	72,612	11.4%	86,900	13.6%

Total real estate commercial loans	$634,604	100%	$637,900	100%

(1)	Certain amounts have been reclassified at year end to conform to current categories.

     Approximately 35% of Bancorp’s commercial real estate loan portfolio is classified as owner occupied. Bancorp’s underwriting of commercial real estate loans is conservative with loan to values generally not exceeding 75% and debt service coverage ratios of 120% or better.

     As of September 30, 2003, the Bank had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Bank. At September 30, 2003, and December 31, 2002, Bancorp had no bankers acceptances.

Nonperforming Assets

     Nonperforming assets include nonaccrual loans, other real estate owned, and loans past due more than 90 days. Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest or principal is doubtful or when the principal or interest payment becomes 90 days past due. The current nonaccrual loans consist of a mix of commercial and commercial real estate secured loans. For such loans, previously accrued but uncollected interest is charged against current earnings and income is only recognized to the extent payments are subsequently received.

     Nonperforming assets consist of the following:

(Dollars in thousands)	September 30, 2003	December 31, 2002

Loans on nonaccrual status	$3,389	$5,080
Loans past due greater than 90 days not on nonaccrual status	—	15
Other real estate owned	2,047	1,672

Total nonperforming assets	$5,436	$6,767

Non-performing loans to total loans	0.28%	0.34%
Allowance for loan losses to Non-performing loans	532.62%	414.86%
Non-performing assets to total assets	0.33%	0.41%
Allowance for loan losses to Non-performing assets	332.05%	258.45%

Allowance for Loan Losses

     A loan loss allowance has been established to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements.

•	Specific allowances for identified problem loans and portfolio segments,

•	The formula allowance, and

•	The unallocated allowance.

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

     Our allowance incorporates the results of measuring impaired loans as provided in: SFAS No. 114, Accounting by Creditors for Impairment of a Loan, and SFAS No 118, Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures. These accounting standards prescribe the measurement, income recognition and guidelines concerning impaired loans.

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

     Loss factors used in the formula allowance are described as follows:

•	- Problem graded loan loss factors are obtained from historical loss experience, and other relevant factors including trends in past dues, non-accruals, and risk rating changes.

•	- Pooled loan loss factors, for loans not individually graded, are based on expected net charge-offs and other factors, including trends in past dues, collateral values, and levels of other real estate owned. Pooled loans are loans and leases that are homogeneous in nature, such as consumer installment and residential mortgage loans.

     The unallocated allowance uses a more subjective method and considers factors such as the following:

•	- Existing general economic and business conditions affecting our key lending areas,

•	- Credit quality trends, including trends in nonperforming loans expected to result from existing conditions,

•	- Loan growth rates and concentrations,

•	- Specific industry conditions within portfolio segments,

•	- Recent loss experience in particular segments of the portfolio,

•	- Interest rate environment,

•	- Duration of the current business cycle, and

•	- Bank regulatory examination results and findings of our internal credit examiners.

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

     At September 30, 2003, the Bank’s allowance for loan losses was $18.0 million, consisting of a $17.1 million formula allowance, no required specific allowance and a $.9 million unallocated allowance. At December 31, 2002, our allowance for loan losses was $16.8 million, consisting of a $15.5 million formula allowance, a $.1 million specific allowance and a $1.2 million unallocated allowance. The changes in the allocation of the allowance for loan losses in the first nine months of 2003 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of our loans, and charge-offs as well as recovery activity. The lower allocation to the unallocated allowance reflects an increase in the allocated portion of the allowance for loan loss and a change in the weighting by management on the above mentioned factors describing the methodology of the unallocated allowance.

     At September 30, 2003, Bancorp’s allowance for loan loss was 1.50% of total loans, and 533% of total nonperforming loans, compared with an allowance for loan losses at December 31, 2002 of 1.45% of total loans, and 330% of total nonperforming loans.

     Changes in the allowance for loan losses are as follows:

	Nine months ended	Year ended
(Dollars in thousands)	September 30, 2003	December 31, 2002

Loans outstanding at end of period	$1,199,434	$1,159,915
Average loans outstanding during the period	$1,191,393	$1,127,761
Allowance for loan losses, beginning of period	$16,838	$15,252
Loans charged off:
Commercial	(723)	(1,878)
Real Estate	(664)	(526)
Installment and consumer	(496)	(1,276)

Total loans charged off	(1,883)	(3,680)
Recoveries:
Commercial	353	160
Real Estate	70	25
Installment and consumer	96	102

Total recoveries	519	287

Net loans charged off	(1,364)	(3,393)
Provision for loan losses	2,575	4,979

Allowance for loan losses, end of period	$18,049	$16,838

Ratio of net loans charged off to average loans outstanding year to date (1)	0.15%	0.30%
Ratio of allowance for loan losses to loans outstanding at end of period	1.50%	1.45%

(1)	The ratio for the nine months ended September 30, 2003, has been annualized.

     During the first nine months of 2003, net loans charged off were $1.8 million, compared to $2.9 million for the same period in 2002. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.15% in the nine months ended September 30, 2003, compared to 0.33% in the same period last year. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

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

PART II. Other Information

Item 1. Legal Proceedings.

     On August 22, 2003, the lawsuit against the Company known as Walter L. West, dba Walter West Construction Co. v. Jeffrey Teeny, Stephen L. Stoelk, Shauna L. Stoelk, B.A.S.S. Construction Co., Inc., and West Coast Bancorp was dismissed by the plaintiff voluntarily. In doing so, the plaintiff indicated that the action would be re-filed in another county. The plaintiff has not yet re-filed.

     Plaintiff’s allegations in the dismissed suit relate to Bancorp’s alleged failure to provide take out financing to a third party in connection with a real estate transaction in 1998. Plaintiff alleged that it was a third party beneficiary of an agreement to provide financing and that Bancorp’s actions in connection with the transaction constituted a breach of contract and were tortious under Oregon law. Plaintiff sought damages from Bancorp in the amount of $3.5 million, plus such additional damages as may be proven at trial.

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

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits

Exhibit No.	Exhibit

31.1	Certification of CEO under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of CFO under Section 302 of the Sarbanes-Oxley Act.
32	Certification of CEO and CFO under Section 906 of the Sarbanes-Oxley Act.

(b)	During the three months ended September 30, 2003, West Coast Bancorp filed the following current report on Form 8-K:

None.

Signatures

     As required by the Securities Exchange Act of 1934, this report is signed on registrant’s behalf by the undersigned authorized officers.

WEST COAST BANCORP (Registrant)

Dated: November 14, 2003	/s/ Robert D. Sznewajs

Robert D. Sznewajs Chief Executive Officer and President

Dated: November 14, 2003	/s/ Anders Giltvedt

Anders Giltvedt Executive Vice President and Chief Financial Officer