Form 10-K
period 2003-12-31
WEST COAST BANCORP /NEW/OR/
filed 2004-02-26
CIK 717059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

     The approximate aggregate market value of Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2003, was $273,064,000.

     The number of shares of Registrant’s Common Stock outstanding on January 31, 2004, was 15,076,000.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the West Coast Bancorp Definitive Proxy Statement for the 2004 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

Forward Looking Statement Disclosure
PART I
ITEM 1. BUSINESS
ITEM 2. PROPERTIES
ITEM 3. LEGAL PROCEEDINGS
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
ITEM 6. SELECTED FINANCIAL DATA
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
ITEM 9A. CONTROLS AND PROCEDURES
PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
ITEM 11. EXECUTIVE COMPENSATION
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
INDEX TO EXHIBITS
EXHIBIT 3.1
EXHIBIT 3.2
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 10.6
EXHIBIT 10.18
EXHIBIT 10.19
EXHIBIT 10.20
EXHIBIT 10.21
EXHIBIT 10.22
EXHIBIT 21
EXHIBIT 23
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32

i

Forward Looking Statement Disclosure

     Statements in this Annual Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Actual results of West Coast Bancorp (“Bancorp” or the “Company”) could be quite different from those expressed or implied by the forward-looking statements. Any statements that expressly or implicitly predict future results, performance, or events should be considered forward-looking. Factors that could cause results to differ from forward-looking statements include, among others, risks discussed in the text of this Annual Report as well as the following specific items: general economic conditions, whether national or regional, that could affect the demand for loans or lead to increased loan losses; evolving banking industry standards; legal developments; competitive factors, including increased competition with community, regional, and national financial institutions that may lead to pricing pressures on Bancorp’s loan yield and rates paid on deposits; loss of customers of greatest value to Bancorp, changing customer investment, deposit and lending behaviors; credit policies of regulatory authorities, increasing or decreasing interest rate environments, including the shape and the level of the yield curve, that could lead to decreased net interest margin, net interest income and fee income, including lower gains on sales of loans; changing business conditions in the banking industry; changes in the regulatory environment or new legislation affecting the financial services industry; changes in government funding of Small Business Administration (“SBA”) loans; and changes in technology or required investments in technology.

     Furthermore, the forward-looking statements are subject to risks and uncertainties related to the Company’s ability to: attract and retain additional lending officers and other key personnel; close loans in the pipeline; generate loan and deposit balances at projected spreads; sustain fee generation, including lower gains on sales of loans; maintain asset quality; control the level of net charge-offs; increase productivity; generate retail investments; control expense growth; monitor and manage the Company’s internal operating and disclosure control environments; and other matters.

     Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date of the statements. Readers should carefully review the disclosures we file from time to time with the Securities and Exchange Commission (“SEC”). Bancorp undertakes no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

PART I
ITEM 1. BUSINESS

General

     Bancorp is a bank holding company, originally organized under the laws of the state of Oregon in 1981 under the name “Commercial Bancorp.” Commercial Bancorp merged with West Coast Bancorp, a one-bank holding company based in Newport, Oregon, on February 28, 1995. The combined corporation retained the name “West Coast Bancorp,” and moved its headquarters to Lake Oswego, Oregon. References in this report to “we,” “us,” or “our” refer to Bancorp.

     Bancorp’s principal business activities are conducted through its full-service, commercial bank subsidiary West Coast Bank (the “Bank”), an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2003, the Bank had facilities in 36 cities and towns in western Oregon and western Washington, operating a total of 44 full-service and three limited-service branches and a mortgage office in Bend, Oregon. Bancorp also owns West Coast Trust Company, Inc. (“WCT” or “West Coast Trust”), an Oregon trust company that provides agency, fiduciary and other related trust services. The market value of assets managed for others at December 31, 2003 totaled $294.6 million.

     Bancorp’s net income for 2003 was $19.8 million, or $1.26 per diluted share, and its consolidated equity at December 31, 2003, was $140.1 million, with 15.1 million common shares outstanding and a book value of $9.29 per share. Net loans of $1.2 billion at December 31, 2003, represented approximately 72.3% of total assets of $1.7 billion. Bancorp had deposits totaling $1.4 billion at December 31, 2003. For more information regarding Bancorp’s financial results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data,” contained in this report.

     Bancorp is committed to community banking and intends West Coast Bank to remain community-focused. Bancorp’s strategic vision includes greater commercial banking market penetration, as well as expanded distribution capability in the Pacific Northwest. The Bank intends to grow its distribution and reach through development of new branch locations in key growth markets. Consistent with that strategy, we opened 2 new branches in Portland, Oregon and one branch in Eugene, Oregon, during 2003. We also opened a mortgage office in Bend, Oregon. In addition to internal growth, Bancorp will continue to seek acquisition opportunities with other community banks that share its business philosophies.

     Bancorp’s filings with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to these reports, are accessible free of charge at our website at http://www.wcb.com as soon as reasonably practicable after filing with the SEC. By making this reference to our website, we do not intend to incorporate into this report all information contained in the website. The website should not be considered part of this report.

     The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers including the Company that file electronically with the SEC.

Subsidiaries

West Coast Bank

     The Bank was organized in 1925 under the name “The Bank of Newport,” and its head office is currently located in Lake Oswego, Oregon. The Bank resulted from the merger on December 31, 1998, of the Bank of Newport of Newport, Oregon, The Commercial Bank of Salem, Oregon, Bank of Vancouver of Vancouver, Washington, and Centennial Bank of Olympia, Washington, into a single entity, which was named “West Coast Bank”.

     The Bank conducts business through 47 branches located in western Oregon and southwestern Washington. The Oregon branches are located in the following cities and towns: Beaverton, Canby, Clackamas, Dallas, Depoe Bay, Eugene, Forest Grove, Hillsboro (2), Keizer (3), King City, Lake Oswego, Lincoln City, McMinnville, Molalla, Monmouth, Newberg, Newport (2), North Plains, Portland (4), Salem (4), Silverton, Stayton, Sublimity, Tigard, Toledo, Waldport, Wilsonville, and Woodburn. The Bank’s Washington branches are located in Centralia, Chehalis, Hoodsport, Lacey, Olympia (2), Shelton, and Vancouver (2).

     The primary business strategy of the Bank is to provide comprehensive banking and related financial services tailored to individuals, professionals, and small to medium-sized businesses. The Bank emphasizes the diversity of its product lines and convenient access typically associated with larger financial organizations, while maintaining the local decision making authority, market knowledge, and customer service orientation of a community bank. The Bank has significant focus on four targeted segments: 1) high value consumers (including the mature market), 2) smaller businesses with credit needs under $250,000, 3) medium-sized commercial businesses with credit needs over $250,000 up to $20 million, and 4) commercial real estate and construction-related businesses.

     For consumer banking customers, the Bank offers a variety of flexible checking and savings plans, as well as competitive borrowing products, including lines of credit, home equity loans, mortgages, credit cards, and other types of consumer loans. Customers have access to the Bank’s products through a variety of convenient channels such as 24 hour a day, 7 days a week automated phone or Internet access, and through ATMs (both shared and proprietary networks), and our 47 branch locations.

     For business banking customers, the Bank offers tailored deposit plans, packaged checking with sophisticated, Internet-based cash management and a full array of investment services all with online and/or CD-ROM information reporting. Customized financing packages for commercial, commercial real estate and construction purposes are developed from a suite of loan offerings, including: Short-to-intermediate term loans, receivable and inventory financing, equipment leasing, revolving lines-of-credit, SBA loans, business VISA credit cards, and other types of credit. The Bank’s portfolio has some concentration in real estate-secured loans, construction loans, and agricultural and light manufacturing-related businesses.

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

West Coast Statutory Trusts I, II, and III

     West Coast Statutory Trusts I, II and III are wholly-owned subsidiary trusts of Bancorp formed to facilitate the issuance of Pooled Trust Preferred Securities (“trust preferred securities”). The trusts were organized November 27, 2001, June 26, 2002, and September 17, 2003, respectively, in connection with three offerings of trust preferred securities. For more information regarding Bancorp’s issuance of trust preferred securities, see Footnote 7 “Junior Subordinated debentures and mandatorily redeemable trust preferred securities,” included in this report.

Employees

     At December 31, 2003, Bancorp and its subsidiaries had approximately 658 employees. None of these employees are represented by labor unions and management believes that Bancorp’s relationship with its employees is good. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, a 401(k) plan and a stock incentive plan. Employees are also eligible to purchase Bancorp’s common stock through direct payroll deductions under the Company’s dividend reinvestment plan. In addition, bank owned life insurance, a deferred compensation plan and supplemental retirement benefits are available to certain officers and executives in Bancorp.

Competition

     Commercial banking in the state of Oregon and southwest Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits. The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages, and other financial institutions. Banking in Oregon and Washington is dominated by several significant banking institutions, including U.S. Bank, Wells Fargo Bank, Bank of America, and Washington Mutual Bank, which together account for a majority of the total commercial and savings bank deposits in Oregon and Washington. These competitors have significantly greater financial resources and offer a greater number of branch locations (with statewide branch networks), higher lending limits, and a variety of services not offered by the Bank. Bancorp has attempted to offset some of the advantages of the larger competitors by arranging participations with other banks for loans above its legal lending limits, as well as leveraging technology and third party arrangements to better compete in targeted customer segments. Bancorp has positioned itself successfully as a local alternative to banking conglomerates that may be perceived by customers or potential customers to be impersonal, out-of-touch with the community, or simply not interested in providing banking services to some of Bancorp’s target customers.

     In addition to larger institutions, numerous “community” banks have been formed or moved into Bancorp’s market areas and have developed a similar focus to Bancorp. These institutions have further increased competition, particularly in the Portland metropolitan area where Bancorp has enjoyed significant recent growth and focused much of its expansion efforts. This growing number of similar banks and an increased focus by larger institutions on the Bank’s market segments in response to declining market perception and/or market share has led to intensified competition in all aspects of Bancorp’s business.

     The adoption of the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) has led to further intensification of competition in the banking industry. The Financial Services Modernization Act has eliminated many of the barriers to affiliation among providers of various types of financial services and has permitted business combinations among financial service providers such as banks, insurance companies, securities or brokerage firms, and other financial service providers. Additionally, the rapid adoption of financial services through the Internet has reduced or even eliminated many barriers to entry by financial services providers physically located outside our market area. Although Bancorp has been able to compete effectively in the financial services business in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

     The financial services industry has experienced widespread consolidation over the last decade. Bancorp anticipates that consolidation among financial institutions in its market area will continue. As noted, Bancorp seeks acquisition opportunities in its core markets from time to time. However, other financial institutions aggressively compete against Bancorp in the acquisition market. Some of these institutions have greater access to capital markets, larger cash reserves and a more liquid currency than Bancorp.

Supervision and Regulation

Introduction

     We are subject to extensive regulation under federal and state law. These laws and regulations are primarily intended to protect depositors, not shareholders. Changes in applicable laws or regulations or in the policies of banking and other government regulators may have a material effect on our business and prospects. The following is a brief description of the significant laws and regulations that govern our activities.

Bank Holding Company Regulation

     General. As a bank holding company, Bancorp is subject to the Bank Holding Company Act of 1956, as amended (the “BHCA”), which places Bancorp under the supervision of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). Bancorp must file annual reports with the Federal Reserve and must provide it with such additional information as it may require. In addition, the Federal Reserve periodically examines Bancorp and its subsidiaries, including the Bank.

     The BHCA, among other things, requires that bank holding companies obtain prior Federal Reserve approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of another bank or bank holding company. Furthermore, under the BHCA, bank holding companies are, with narrow exceptions, limited to owning or controlling banks and engaging in banking-related activities.

     Control of Nonbanks. With some exceptions, the BHCA also prohibits bank holding companies from acquiring direct or indirect ownership or control of more than 5% of the voting shares in any company that is not a bank or a bank holding company unless the Federal Reserve determines that the activities of such company are incidental or closely related to the business of banking. If a bank holding company is well-capitalized and meets certain criteria specified by the Federal Reserve, it may engage in certain permissible nonbanking activities without prior Federal Reserve approval.

     Support of Subsidiary Banks. Bank holding companies must act as a source of financial and managerial strength to subsidiary banks. This means that Bancorp is required to commit, as necessary, resources to support the Bank. Under certain conditions, the Federal Reserve may conclude that certain actions of a bank holding company, such as payment of cash dividends, would constitute unsafe and unsound banking practices. Also, capital loans from a bank holding company to its subsidiary banks are subordinate to deposits and to certain other indebtedness of the banks.

     Financial Services Modernization Act. The Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) came into effect in March 2000. The Financial Services Modernization Act established a comprehensive framework to enable previously prohibited affiliations among bank holding companies, securities firms and insurance companies. The law allows bank holding companies to elect financial holding company status and, after approval thereof, to affiliate with insurance companies, securities firms, and other financial service providers engaged in activities that are “financial in nature.” To date, we have not elected to become a financial holding company.

     The Financial Services Modernization Act and related regulations also:

     •     Broadened the activities that may be conducted by national banks, and by banking subsidiaries of bank holding companies and their financial subsidiaries;

     •     Created an enhanced framework for protecting the privacy of consumer information and limited the ability of banks and other financial institutions to disclose nonpublic information about consumers to nonaffiliated third parties; and

     •     Modified certain laws and regulations relating to the Community Reinvestment Act (the “CRA”).

     We do not believe that the Financial Services Modernization Act has negatively affected our operations in the near-term. However, to the extent that the financial services industry further consolidates, we may face increased competition from larger institutions with substantially greater resources and a wider variety of financial product offerings than we have.

     Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to certain restrictions under the Federal Reserve Act on transactions with affiliates generally and in particular on extensions of credit to the parent holding company or any affiliate, investments in the securities of the parent, and on the use of such securities as collateral for loans to any borrower. Regulation W, which codified many existing interpretations of provisions of the Federal Reserve Act, became effective in April 2003. The regulation restricts loans, asset purchases and other transactions between a depository institution and its affiliated entities. The various regulations and restrictions that apply may limit our ability to obtain funds from the Bank for our cash needs, including funds for payment of dividends and operational expenses.

Bank Regulation

     General. The Bank is an Oregon commercial bank operating in Oregon and Washington with deposits insured by the FDIC in an amount up to $100,000 per customer. As a result, the Bank is subject to supervision and regulation by the Oregon Department of Consumer and Business Services, the Washington Department of Financial Institutions, and the FDIC. These agencies have the authority to prohibit banks from engaging in what they believe to be unsafe or unsound banking practices.

     Insider Credit Transactions. Banks are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal stockholders or any related interests of such persons. Extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with persons not listed above and who are not employees, and (2) must not involve more than the normal risk of repayment or present other unfavorable features. Banks are also subject to certain lending limits and restrictions on overdrafts to insiders. A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions. The prohibition contained in the Sarbanes-Oxley Act of 2002 on loans to directors, executive officers and major stockholders of pubic companies does not apply to loans by FDIC insured depository institutions, such as the Bank.

     Regulation of Management. Federal law (1) sets forth circumstances under which officers or directors of a bank may be removed by the institution’s federal supervisory agency; (2) places restraints on lending by a bank to its executive officers, directors, principal stockholders, and their related interests; and (3) prohibits management personnel of a bank from serving as a director or in other management positions of another financial institution whose assets exceed a specified amount or which has an office within a specified geographic area.

     Premiums for Deposit Insurance. The Bank is required to pay quarterly deposit insurance premiums to the FDIC. Premiums are based on how much risk a particular institution presents to the Bank Insurance Fund. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The Bank presently qualifies for the lowest premium level.

     Community Reinvestment Act and Fair Lending and Reporting Requirements. We are subject to the CRA and to certain fair lending and reporting requirements that relate primarily to home mortgage lending operations. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The federal banking agencies may take into account compliance with the CRA when regulating and supervising other activities, such as evaluating mergers, acquisitions and applications to open a branch or facility. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”

     There are several rules and regulations governing fair lending and reporting practices by financial institutions. A bank may be subject to substantial damages, penalties and corrective measures for any violation of fair lending and reporting, including credit reporting, laws and regulations.

     FDICIA. Under the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority. These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation. An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards. Failure to submit or implement such a plan may subject the institution to regulatory sanctions. Management believes that the Bank currently satisfies all such standards.

Capital Adequacy

     Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

     The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. Risk-based guidelines are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the Federal Reserve may require that a banking organization maintain ratios in excess of the minimums, particularly organizations contemplating significant expansion. Current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common stockholders’ equity, qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, minus specified intangibles and accumulated other comprehensive income (loss).

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

     FDICIA, among other things, created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized — depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. Under current regulations, a “well-capitalized” institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5% and not be subject to a capital directive order. Under these guidelines, Bancorp is considered well capitalized as of the end of the fiscal year.

Dividends

     The principal source of Bancorp’s cash reserves is dividends received from the Bank. The banking regulators may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. In addition, banks and bank holding companies may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Oregon law also limits the ability of Bancorp and the Bank to pay dividends. Under the restrictions of maintaining adequate minimum capital, as of December 31, 2003, the Bank could have declared dividends totaling $45.2 million without obtaining prior regulatory approval.

Stock Repurchases

     A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth. The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve. We have in place a stock repurchase program that complies with current banking regulations. See “Management Discussion and Analysis – Capital Resources”. Our stock repurchase program is highly dependent upon our ability to issue trust preferred securities which are used to fund stock repurchases. See “Management Discussion and Analysis – Liquidity and Sources of Funds”.

Interstate Banking and Branching

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state, and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. Oregon and Washington each enacted “opting in” legislation in accordance with the Interstate Act. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

The USA Patriot Act

     The USA Patriot Act was signed into law on October 26, 2001. The USA Patriot Act gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing, and broadened anti-money laundering requirements. By way of amendments to the Bank Secrecy Act, the USA Patriot Act takes measures intended to encourage information sharing among bank regulatory agencies and law enforcement bodies. Among other requirements, the USA Patriot Act requires banks to establish anti-money laundering programs, to adopt procedures and controls to detect and report money laundering, and to comply with certain enhanced recordkeeping obligations with respect to correspondent accounts of foreign banks. Compliance with these new requirements has not had a material effect on our operations.

Monetary and Fiscal Policy Effects on Interest Rates

     The earnings and growth of Bancorp, the Bank and Bancorp’s other subsidiaries, as well as their existing and future business activities, are affected not only by general economic conditions, but also by the fiscal and monetary policies of the Federal Reserve. The Federal Reserve implements national monetary policies (intended to curb inflation and combat recession) by its open-market operations in United States government securities, by adjusting the required level of reserves for financial institutions subject to its reserve requirements, and by varying the discount rates applicable to borrowings by banks from the Federal Reserve Bank. The actions of the Federal Reserve in these areas influence the growth of bank loans, investments and deposits, and also affect interest rates charged on loans and paid on deposits.

     In addition, community banking is generally a business which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of a bank’s earnings. Thus, our earnings and growth are constantly subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of changes in such policies and their impact cannot be predicted.

Future Legislation

     Various legislation ranging from consumer protection legislation to additional legislation proposing to substantially change the financial institution regulatory system is considered by Congress from time to time. Future legislation may change banking statutes and our operating environment in substantial and unpredictable ways. For instance, new legislation could increase or decrease the cost of doing business, limit or expand permissible activities, or change the competitive balance among various types of financial institutions. We cannot predict whether any legislation will be enacted that would have a material effect on our business.

ITEM 2. PROPERTIES

     The principal properties owned by the Bank include a 40,000-square-foot office and branch facility in downtown Salem, Oregon, a 15,600-square-foot office and branch facility in Newport, Oregon, and a 12,000-square-foot branch and office facility in Lacey, Washington. In total, we own 27 buildings, primarily to house branch offices. We lease the land under 5 buildings and own the land under 22 buildings. In addition, Bancorp leases 20 office spaces and buildings for branch locations.

     Other non-branch office facilities are located in leased office space, including the Bank’s headquarters office in Lake Oswego, Oregon, office and processing space in Salem, Oregon, where the Bank’s data center is located, Wilsonville, Oregon, where its servicing and operations center is located, and Bend, Oregon, where we have a residential mortgage office. In addition, we lease 2 smaller office spaces for lending personnel in Lake Oswego and Downtown Portland, Oregon.

     The aggregate approximate monthly rental on 31 leased properties is approximately $201,000.

ITEM 3. LEGAL PROCEEDINGS

     On August 22, 2003, the lawsuit against the Company entitled Walter L. West, dba Walter West Construction Co. v. Jeffrey Teeny, Stephen L. Stoelk, Shauna L. Stoelk, B.A.S.S. Construction Co., Inc., and West Coast Bancorp was dismissed by the plaintiff voluntarily. In doing so, the plaintiff indicated that the action would be re-filed in another county. The plaintiff has not yet re-filed.

     Bancorp is periodically party to other litigation arising in the ordinary course of business. Based on information currently known to management, although there are uncertainties inherent in litigation, we do not believe there is any legal action to which Bancorp or any of its subsidiaries is a party that, individually or in the aggregate, will have a materially adverse effect on Bancorp’s financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     NONE.

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Stock Price and Dividends

     West Coast Bancorp common stock trades on the National Market tier of The Nasdaq Stock Market under the symbol “WCBO”. The high and low closing sale prices per share of our common stock for each quarter during the last two years are shown in the table below, together with dividend information for each period. The prices below do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions. As of December 31, 2003, we had approximately 1,545 holders of record.

	2003			2002

	Market Price			Market Price
			Cash dividend			Cash dividend
	High	Low	declared	High	Low	declared

1st Quarter	$16.52	$14.01	$0.0775	$15.85	$13.02	$0.0725
2nd Quarter	$18.24	$14.20	$0.0775	$17.15	$14.15	$0.0725
3rd Quarter	$21.02	$17.50	$0.0850	$17.09	$13.91	$0.0775
4th Quarter	$22.05	$19.50	$0.0850	$16.59	$13.67	$0.0775

     Dividends are limited under federal and Oregon laws and regulations pertaining to Bancorp’s financial condition. Payment of dividends may also be subject to direct regulation by state banking regulators. See “Business – Supervision and Regulation.”

     Information regarding securities authorized for issuance under equity compensation plans has been incorporated by reference into Item 12 of this report.

ITEM 6. SELECTED FINANCIAL DATA

Consolidated five year financial data

     The following selected consolidated five year financial data should be read in conjunction with Bancorp’s consolidated financial statements and the accompanying notes presented in this report. The per share information has been adjusted retroactively for all stock dividends and splits.

	As of and For the Year ended December 31,

(Dollars in thousands, except per share data)	2003	2002	2001	2000	1999

Interest income	$89,678	$96,028	$100,277	$107,913	$97,363
Interest expense	20,639	28,532	40,572	48,082	36,890

Net interest income	69,039	67,496	59,705	59,831	60,473
Provision for loan loss	3,800	4,979	3,282	2,068	2,190

Net interest income after provision for loan loss	65,239	62,517	56,423	57,763	58,283
Noninterest income	22,046	18,694	17,031	13,873	16,234
Noninterest expense	58,150	54,018	51,999	54,573	49,271

Income before income taxes	29,135	27,193	21,455	17,063	25,246
Provision for income taxes	9,338	8,990	6,695	5,443	7,914

Net income	$19,797	$18,203	$14,760	$11,620	$17,332

Per share data:
Basic earnings per share	$1.31	$1.17	$0.92	$0.70	$1.02
Diluted earnings per share	$1.26	$1.13	$0.90	$0.69	$1.00
Cash dividends	$0.32	$0.30	$0.28	$0.25	$0.21
Period end book value	$9.29	$8.70	$8.04	$7.39	$6.92
Weighted average common shares outstanding	15,077	15,575	16,126	16,711	16,987
Weighted average diluted shares outstanding	15,674	16,069	16,453	16,834	17,370
Total assets	$1,662,882	$1,532,327	$1,435,701	$1,354,961	$1,354,687
Total deposits	$1,404,859	$1,266,453	$1,171,433	$1,076,608	$1,080,798
Total long-term borrowings	$78,000	$98,000	$90,500	$45,022	$65,689
Net loans	$1,202,750	$1,143,077	$1,069,798	$985,968	$962,817
Stockholders’ equity	$140,053	$133,387	$128,790	$121,269	$116,793
Financial ratios:
Return on average assets	1.24%	1.22%	1.08%	0.86%	1.37%
Return on average equity	14.52%	13.96%	11.72%	9.86%	14.86%
Average equity to average assets	8.57%	8.76%	9.21%	8.72%	9.24%
Dividend payout ratio	25.73%	26.55%	29.89%	35.80%	20.49%
Efficiency ratio (1)	62.64%	61.32%	65.98%	71.63%	62.37%
Net loans to assets	72.33%	74.60%	74.51%	72.77%	71.07%
Average yields earned (2)	6.08%	6.99%	8.00%	8.76%	8.54%
Average rates paid	1.78%	2.56%	3.90%	4.65%	3.91%
Net interest spread (2)	4.29%	4.43%	4.10%	4.11%	4.63%
Net interest margin (2)	4.70%	4.95%	4.83%	4.94%	5.38%
Nonperforming assets to total assets (3)	0.27%	0.44%	0.54%	0.52%	0.34%
Allowance for loan loss to total loans	1.49%	1.45%	1.41%	1.42%	1.38%
Allowance for loan loss to nonperforming assets (3)	411.08%	248.81%	198.00%	203.32%	289.95%

(1)	The efficiency ratio has been computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income.

(2)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

(3)	Nonperforming assets include litigation settlement property in certain periods.

Consolidated quarterly financial data

     The following table presents selected consolidated quarterly financial data for each quarter of 2003 and 2002. The financial information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

	2003 Quarters ended

(Dollars in thousands, except per share data)	March 31,	June 30,	Sept. 30,	Dec. 31,

Interest income	$22,548	$22,523	$22,209	$22,399
Interest expense	5,850	5,289	4,874	4,627

Net interest income	16,698	17,234	17,335	17,772
Provision for loan loss	850	850	875	1,225

Net interest income after provision for loan loss	15,848	16,384	16,460	16,547
Noninterest income	4,982	5,840	5,794	5,429
Noninterest expense	13,684	14,827	14,847	14,792

Income before income taxes	7,146	7,397	7,407	7,184
Provision for income taxes	2,427	2,398	2,362	2,150

Net income	$4,719	$4,999	$5,045	$5,034

Basic earnings per share	$0.31	$0.33	$0.33	$0.34
Diluted earnings per share	$0.30	$0.32	$0.32	$0.32
Return on average assets	1.25%	1.29%	1.24%	1.20%
Return on average equity	14.35%	14.76%	14.59%	14.39%

	2002 Quarters ended

(Dollars in thousands, except per share data)	March 31,	June 30,	Sept. 30,	Dec. 31,

Interest income	$23,658	$23,859	$24,882	$23,629
Interest expense	7,599	7,013	7,504	6,416

Net interest income	16,059	16,846	17,378	17,213
Provision for loan loss	878	1,442	1,467	1,192

Net interest income after provision for loan loss	15,181	15,404	15,911	16,021
Noninterest income	5,215	4,510	4,264	4,705
Noninterest expense	13,964	13,087	13,183	13,784

Income before income taxes	6,432	6,827	6,992	6,942
Provision for income taxes	2,189	2,303	2,339	2,159

Net income	$4,243	$4,524	$4,653	$4,783

Basic earnings per share	$0.27	$0.29	$0.30	$0.31
Diluted earnings per share	$0.26	$0.28	$0.29	$0.30
Return on average assets	1.20%	1.24%	1.22%	1.24%
Return on average equity	13.30%	14.11%	14.16%	14.26%

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited consolidated financial statements and related notes to those statements as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, that appear under the heading “Financial Statements and Supplementary Data” of this report.

Forward Looking Statement Disclosure

     Statements in this Annual Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Actual results of West Coast Bancorp (“Bancorp” or the “Company”) could be quite different from those expressed or implied by the forward-looking statements. Any statements that expressly or implicitly predict future results, performance, or events should be considered forward-looking. Factors that could cause results to differ from forward-looking statements include, among others, risks discussed in the text of this Annual Report as well as the following specific items: general economic conditions, whether national or regional, that could affect the demand for loans or lead to increased loan losses; evolving banking industry standards; legal developments; competitive factors, including increased competition with community, regional, and national financial institutions that may lead to pricing pressures on Bancorp’s loan yield and rates paid on deposits; loss of customers of greatest value to Bancorp, changing customer investment, deposit and lending behaviors; credit policies of regulatory authorities, increasing or decreasing interest rate environments, including the shape and the level of the yield curve, that could lead to decreased net interest margin, net interest income and fee income, including lower gains on sales of loans; changing business conditions in the banking industry; changes in the regulatory environment or new legislation affecting the financial services industry; changes in government funding of Small Business Administration (“SBA”) loans; and changes in technology or required investments in technology.

     Furthermore, the forward-looking statements are subject to risks and uncertainties related to the Company’s ability to: attract and retain additional lending officers and other key personnel; close loans in the pipeline; generate loan and deposit balances at projected spreads; sustain fee generation, including lower gains on sales of loans; maintain asset quality; control the level of net charge-offs; increase productivity; generate retail investments; control expense growth; monitor and manage the Company’s internal operating and disclosure control environments; and other matters.

     Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date of the statements. Readers should carefully review the disclosures we file from time to time with the Securities and Exchange Commission (“SEC”). Bancorp undertakes no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

West Coast Bancorp

     West Coast Bancorp is a Northwest bank holding company with $1.7 billion in assets, operating 47 branches and a mortgage loan office in Oregon and Washington. West Coast Bancorp, the parent company of West Coast Bank and West Coast Trust, is headquartered in Lake Oswego, Oregon. West Coast Bank serves clients who seek the resources, sophisticated products and expertise of larger financial institutions, along with the local decision making, market knowledge, and customer service orientation of a community bank. It is our mission to consistently produce superior earnings, meet the financial needs of the communities we serve, provide excellent service to our customers, and provide a rewarding environment for our employees.

     At West Coast Bancorp, we have a proven management team committed to enhancing earnings per share and long-term stockholder value. We have recruited first class sales teams, supported by a contemporary full service product line, that take advantage of new growth opportunities in local markets we serve. We maintain and value local decision making and a community bank culture to distinguish our brand. We offer a broad range of banking, investment, fiduciary and trust services to the markets we serve. For more information, please visit the Company’s web site at www.wcb.com.

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

Financial Overview

Years Ended December 31, 2003, 2002 and 2001.

     The Company’s financial objectives are focused on earnings per diluted share growth and return on average equity. Over the last two years, our compounded annual earnings per diluted share growth has been 18%, while our return on average equity improved from 11.7% in 2001 to 14.5% in 2003. The compounded annual growth rate for period end loans and deposits for the last two years were 6% and 10%, respectively. To sustain future growth and accomplish our financial objectives, we have defined five strategies:

•	Focus on profitable customer segments

•	Improve franchise performance levels

•	Leverage technology

•	Expand branch distribution

•	Maintain community and customer ownership

     Our strategies are designed to direct our tactical investment decisions supporting our financial objectives. Our most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which in 2003 accounted for approximately 76% of our total revenue. To produce net interest income and consistent earnings growth over the long-term, we must generate loan and deposit growth at acceptable economic spreads within its market of operation. To generate and grow loans and deposits, the company must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers, and vendor relationships.

     We also consider non-interest income important to our continued financial success. Fee income generation is partly related to the loan and deposit operations, such as deposit service charges, as well as selling financial products including residential mortgages, trust services, and investment products. To limit the risks associated with doing business and growing revenues, the Company has put in place numerous policies, processes, and controls.

     While we review and manage all customer segments we have focused increased efforts on four targeted segments: 1) high value consumers (including the mature market), 2) smaller businesses with credit needs under $250,000, 3) medium-sized commercial businesses with credit needs over $250,000 up to $20 million, and 4) commercial real estate and construction-related businesses. These efforts have resulted in material growth in our commercial and home equity loan portfolios as well as core deposits over the last two years.

     We have made a concerted effort to improve the measurement and tracking of business line and overall Company performance levels. Improved information systems, a result of leveraging new technology, have increased our ability to track key indicators and enhance corporate performance levels. Better measurement against goals and objectives and increased accountability have resulted in desired loan, deposit and fee income production through both branch and non-branch sales channels. To support growth in targeted customer segments, we have opened eight branches over the last three years. The results produced by these branches have met our expectations. With all new and existing branches, the Company has strived to maintain a local community management based philosophy. We have emphasized hiring local branch and lending personnel with strong ties to the specific local communities we enter and serve.

Income Statement Overview

     Our net income for 2003 was $19.8 million, compared with $18.2 million in 2002 and $14.8 million in 2001. Diluted earnings per share for the years ended 2003, 2002, and 2001 were $1.26, $1.13, and $.90, respectively. Our return on equity for the years ended 2003, 2002, and 2001 was 14.5%, 14.0%, and 11.7%, respectively.

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

	Year Ended December 31,			Increase (Decrease)		Change

(Dollars in thousands)	2003	2002	2001	03-02	02-01	03-02	02-01

Interest and fee income (1)	$91,432	$97,934	$102,346	($6,502)	($4,412)	-6.64%	-4.31%
Interest expense	$20,639	$28,532	$40,572	($7,893)	($12,040)	-27.66%	-29.68%

Net interest income (1)	$70,793	$69,402	$61,774	$1,391	$7,628	2.00%	12.35%
Average interest earning assets	$1,504,949	$1,401,525	$1,279,953	$103,424	$121,572	7.38%	9.50%
Average interest bearing liabilities	$1,158,755	$1,113,308	$1,039,933	$45,447	$73,375	4.08%	7.06%
Average interest earning assets/ Average interest bearing liabilities	129.88%	125.89%	123.08%	3.99%	2.81%
Average yields earned (1)	6.08%	6.99%	8.00%	-0.91%	-1.01%
Average rates paid	1.78%	2.56%	3.90%	-0.78%	-1.34%
Net interest spread (1)	4.29%	4.43%	4.10%	-0.14%	0.33%
Net interest margin (1)	4.70%	4.95%	4.83%	-0.25%	0.12%

(1)  Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

     Net interest income on a tax equivalent basis totaled $70.8 million for the year ended December 31, 2003, an increase of $1.4 million, or 2.0%, from $69.4 million for 2002, which was up $7.6 million from the year ended 2001. The increase in net interest income from 2002 to 2003 was due to increased earning asset volumes and lower cost of funds, offset in part by lower interest income on earning assets. Average total loans grew $69 million or 6% in 2003 compared to 2002. Despite having experienced margin compression from 4.95% in 2002 to 4.70% in 2003, we have increased net interest income with interest earning asset volume increases particularly in commercial lending and home equity loans. The net interest margin was compressed from declining yields on investments and loans, which were only partly offset by lower deposit and borrowing rates, as well as from the low interest rate environment which reduced the value of investing non-interest bearing deposits.

     During 2003, we had an increase of $103 million or 8% in average total deposits over 2002. In 2003’s low interest rate environment, consumers were willing to hold more bank deposits in demand, interest checking, and money market accounts. These three categories increased materially with average demand deposits up $49 million, average interest checking up $32 million, and average money market deposits up $46 million. Conversely consumers and businesses were unwilling to invest in certificates of deposits (“CD”) at historically low rates, and CD balances declined by $24 million. With the strong overall deposit growth, total borrowings declined.

     The volume increase in deposits over that of loans led to higher investments in securities. Additional investments in securities were concentrated in US Agency related securities and mortgage backed securities (“MBS”). Prepayments on MBS and the resulting acceleration of premium amortization negatively impacted the yields on the investment portfolio. The yields on MBS began to improve late in 2003 as prepayments slowed down.

     During 2003, we invested $16 million in bank owned life insurance (“BOLI”). This investment shifted interest earning assets to assets that produce non-interest BOLI income. We also issued additional trust preferred securities in 2003 to fund stock repurchases and balance sheet growth while we lowered our long term Federal Home Loan Bank of Seattle (“FHLB”) debt outstanding. Decreases in rates on our long term debt helped increase our net interest income.

     The $7.6 million increase in net interest income from 2001 to 2002 was due to increased earning asset volumes and lower cost of funds offset in part by lower interest income on earning assets. Our net interest spread increased 33 basis points in 2002 compared to 2001. This increase was due to a lower cost of funds partly offset by lower yields earned on earning assets. The average rate paid on interest bearing liabilities declined 134 basis points while the average yield earned decreased 101 basis points in 2002, primarily as a function of being able to reprice deposit rates down faster than loans repriced.

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

	Year Ended December 31,

	2003			2002			2001

	Average			Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
(Dollars in thousands)	Balance	Earned/ Paid	Rate (1)	Balance	Earned/ Paid	Rate (1)	Balance	Earned/ Paid	Rate (1)

ASSETS:
Interest earning balances due from banks	$8,307	$76	0.91%	$7,618	$110	1.44%	$6,288	$247	3.93%
Federal funds sold	13,959	133	0.95%	8,313	144	1.73%	2,311	92	3.96%
Taxable securities	207,620	8,891	4.28%	175,969	9,245	5.25%	166,669	10,014	6.01%
Nontaxable securities(2)	72,409	5,011	6.92%	75,760	5,446	7.19%	80,228	5,910	7.37%
Loans, including fees(3)	1,202,655	77,321	6.43%	1,133,865	82,989	7.32%	1,024,457	86,083	8.40%

Total interest earning assets	1,504,950	91,432	6.08%	1,401,525	97,934	6.99%	1,279,953	102,346	8.00%
Allowance for loan loss	(17,868)			(16,219)			(14,588)
Premises and equipment	26,682			27,837			29,101
Other assets	76,478			74,421			72,853

Total assets	$1,590,242			$1,487,564			$1,367,319

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Savings and interest bearing demand deposits	$669,689	$4,492	0.67%	$592,150	$7,076	1.19%	$542,945	$13,516	2.49%
Certificates of deposit	371,533	10,639	2.86%	395,161	14,243	3.60%	382,865	20,647	5.39%
Short-term borrowings	17,799	277	1.56%	15,401	329	2.14%	43,458	2,109	4.85%
Long-term borrowings (4)	99,734	5,231	5.24%	110,596	6,884	6.22%	70,665	4,300	6.09%

Total interest bearing liabilities	1,158,755	20,639	1.78%	1,113,308	28,532	2.56%	1,039,933	40,572	3.90%
Demand deposits	283,504			234,189			192,709
Other liabilities	11,666			9,692			8,689

Total liabilities	1,453,925			1,357,189			1,241,331
Stockholders’ equity	136,317			130,375			125,988

Total liabilities and stockholders’ equity	$1,590,242			$1,487,564			$1,367,319

Net interest income		$70,793			$69,402			$61,774

Net interest spread			4.29%			4.43%			4.10%

Net interest margin			4.70%			4.95%			4.83%

(1)	Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

(2)	Interest earned on nontaxable securities has been computed on a 35 % tax equivalent basis.

(3)	Includes balances for loans held for sale.

(4)	Includes junior subordinated debentures and mandatorily redeemable trust preferred securities with average balances of $15.1 million and $8.9 million in 2003 and 2002, respectively.

     Net interest income – Changes due to Rate and Volume. The following table sets forth the dollar amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes not due solely to volume or rate and changes due to new product lines, are allocated to volume.

	Year Ended December 31,

	2003 compared to 2002			2002 compared to 2001

	Increase (Decrease) due to:			Increase (Decrease) due to:
			Total Increase			Total Increase
(Dollars in thousands)	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)

Interest income:
Interest earning balances due from banks	$6	$(40)	$(34)	$17	$(154)	$(137)
Federal funds sold	54	(64)	(10)	103	(51)	52
Investment security income:
Interest on taxable securities	1,262	(1,616)	(354)	504	(1,273)	(769)
Interest on nontaxable securities (1)	(232)	(204)	(436)	(322)	(142)	(464)
Loans, including fees on loans	3,644	(9,312)	(5,668)	7,598	(10,692)	(3,094)

Total interest income (1)	4,734	(11,236)	(6,502)	7,900	(12,312)	(4,412)
Interest expense:
Savings and interest bearing demand	569	(3,154)	(2,585)	612	(7,052)	(6,440)
Certificates of deposit	(651)	(2,952)	(3,603)	330	(6,734)	(6,404)
Short-term borrowings	(99)	47	(52)	(603)	(1,177)	(1,780)
Long-term borrowings (2)	(121)	(1,532)	(1,653)	2,495	89	2,584

Total interest expense	(302)	(7,591)	(7,893)	2,834	(14,874)	(12,040)

Increase (decrease) in net interest income (1)	$5,036	$(3,645)	$1,391	$5,066	$2,562	$7,628

(1)	Tax-exempt income has been adjusted to a tax-equivalent basis using a 35 % tax equivalent basis.

(2)	Long-term borrowings include junior subordinated debentures and mandatorily redeemable trust preferred securities.

     Provision for Loan Losses. The provision for loan losses is recorded to bring the allowance for loan losses to an amount considered appropriate by management based on factors which are described in the “Lending and Credit Management” and “Allowance for Loan Losses” sections of this report. Provisions for loan losses of $3.8 million, $5.0 million, and $3.3 million were recorded for the years ended December 31, 2003, 2002 and 2001, respectively. Net charge-offs of $2.5 million, $3.4 million, and $2.3 million, were recorded in 2003, 2002 and 2001, respectively. The provision for loan losses decreased $1.2 million in 2003 compared to 2002 due to a lower loan volume growth in 2003 and lower net charge-offs.

     Noninterest Income. Noninterest income remains a key focus for Bancorp. Our noninterest income for the year ended December 31, 2003, was $22.0 million, up 18%, compared to $18.7 million in 2002 and up from $17.0 million in 2001. Combined service charges on deposit accounts and other service charges, commissions and fees were up 18% in 2003. This is indicative of our strong deposit growth, increased investment sales from branch referrals, and a significant increase in merchant bankcard income. In 2003, gains on sales of loans increased $1.1 million or 27% over 2002. The increase was driven by continued strong demand for single family residential loans, which was influenced by lower interest rates. We also maintain a strategy of selling certain originated SBA loans. The national SBA loan program is subject to government funding changes that could influence our ability to generate future fees on the sale of SBA loans. Gains on the sales of SBA loans, at $.9 million, remained flat in 2003 compared to 2002. During 2003, we invested $16 million in bank owned life insurance which contributed $.8 million to noninterest income, compared to $.2 million in 2002.

     Noninterest Expense. Noninterest expenses during the last three years were $58.1 million in 2003, $54.0 million in 2002 and $52.0 million in 2001. Noninterest expense increased $4.1 million in 2003 compared to 2002, with approximately 70% of the increase centered in salaries and employee benefits expense growth. Investments in our commercial banking sales teams, new branches and higher performance-based compensation were the key drivers of increased personnel expense. Overall, we increased our full-time equivalent employees from 555 in 2002 to 588 in 2003.

     Equipment expense was stable in 2003 at $5.1 million as we continue to leverage technology, specifically software and other internet product delivery tools. Occupancy expenses were $4.9 million, $4.6 million and $4.4 million for 2003, 2002, and 2001, respectively. Our occupancy expense increased in 2003 primarily due to the addition of three new Oregon branches (Raleigh Hills and Airport Way in Portland, and Eugene), the new mortgage office in Bend, and from the full year impact of our Beaverton and Pearl district branches added in 2002, as well as from lease rate increases. We expect to continue to grow through strategically placed offices in 2004 and beyond. In general, opening a new branch results in higher costs, which are not offset until a certain level of deposits and loans is achieved. Check and other transaction processing fess increased in 2003 over 2002, due mainly to increased deposit volumes and expenses associated with processing higher volumes of ATM transactions.

     Income Taxes. Our income tax expense for 2003 was $9.3 million, or 32.1% of income before income taxes, compared to $9.0 million or 33.1% of income before income taxes in 2002. Income tax expense in 2001 was $6.7 million or 31.2% of income before income taxes. Bancorp’s income tax expense over the last three years has increased due to increased pre-tax income. Our effective tax rate decreased in 2003 primarily due to our increase nontaxable income generated from investments in bank owned life insurance. In addition to bank owned life insurance, we have also invested in housing tax credits which increased in 2003 over both 2002 and 2001. Nontaxable interest income from municipal securities decreased $.3 million in 2003 compared to 2002. We continue to evaluate strategies to manage our income tax expense, including additional investments in tax credits or other non taxable income.

Balance Sheet overview

     Period end total assets increased 8.5% to $1.66 billion as of December 31, 2003, from $1.53 billion at December 31, 2002, while period end investment securities and loans increased 21% and 5%, respectively, in 2003. Period end total deposits increased approximately 11% in 2003 compared to December 31, 2002. Our balance sheet has been focused on growth in targeted areas that support our corporate objectives and include:

•	Small business and middle market commercial lending

•	Home equity lending

•	Core deposit production

During 2003, our year to date average commercial loans were up 16%, or $33 million over 2002, while average home equity loans were up $34 million, or 35% over the same time period.

     In addition to focusing on certain targeted loan segments, we increased our investments in securities in 2003, mainly due to the strong deposit production. Our strategy of opening additional branches has continued to assist us in generating meaningful core deposit growth.

Investment Portfolio

     The following table shows the amortized cost and fair value of Bancorp’s investment portfolio. At December 31, 2003 Bancorp had no securities classified as held to maturity.

	2003		2002

(Dollars in thousands	Amortized		Amortized
Available for sale	Cost	Fair value	Cost	Fair value

U.S. Treasury securities	$—	$—	$5,500	$5,583
U.S. Agency securities	107,339	108,282	64,461	66,483
Obligations of state and political subdivisions	76,202	80,082	83,372	87,592
Other securities	132,695	133,606	104,621	106,749

Total	$316,236	$321,970	$257,954	$266,407

     Bancorp’s investment portfolio increased by $55.6 million, or 20.9%, from December 31, 2002 to December 31, 2003.

     At December 31, 2003 the net unrealized gain on the investment portfolio was $5.7 million representing 1.78% of the total portfolio. Management will consider realizing gains and or losses on the Company’s investment portfolio on an on-going basis as part of Bancorp’s overall business strategy. The following table summarizes the contractual maturities and weighted average yields of investment securities.

			After		After
	One year		One through		Five through		Due after
(Dollars in thousands)	or less	Yield	five years	Yield	ten years	Yield	ten years	Yield	Total	Yield

U.S. Agency securities	$6,093	7.25%	$76,656	3.99%	$25,533	4.60%	$—	0.00%	$108,282	4.32%
Obligations of state and political subdivisions (1)	8,525	5.25%	36,565	4.84%	31,858	4.57%	3,134	3.48%	80,082	4.72%
Other securities (2)	5,140	7.06%	6,668	5.07%	21,651	4.62%	100,147	3.81%	133,606	4.13%

Total (1)	$19,758	6.34%	$119,889	4.31%	$79,042	4.60%	$103,281	3.80%	$321,970	4.34%

(1)	Yields are stated on a federal tax equivalent basis at 35%.

(2)	Does not reflect anticipated maturity from prepayments on mortgage-based and asset-based securities. Anticipated lives are significantly shorter than contractual maturities.

     The average life of Bancorp’s investment portfolio increased from 2.9 years at December 31, 2002 to 3.3 years at December 31, 2003 as investments were made in medium term bonds and as prepayments decelerated on the mortgage backed securities.

Loan Portfolio and Credit Management

     Interest and fees earned on the loan portfolio is our primary source of revenue. Loans represented 73% of total assets, or $1.22 billion as of December 31, 2003, compared to 76% or $1.16 billion at December 31, 2002. A certain degree of credit risk is inherent in our lending activities. The Bank manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. In addition, we attempt to manage our risk through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Through the Credit Review function the Bank is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. The findings of these reviews are communicated with senior management and the Loan, Investment, and Asset Liability Committee, which is made up of certain directors. As part of our ongoing lending process, internal risk ratings are assigned to each Commercial and Commercial Real Estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis. Credit files are examined periodically on a sample test basis, by internal and external auditors, as well as regulatory examiners.

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

     Loans held for sale at December 31, 2003 were $4.7 million compared to $10.9 million at December 31, 2002. Bancorp periodically sells all types of loans to generate fee income and to manage interest rate risk and credit risk. The majority of Bancorp’s loan sales are residential real estate mortgage loans and the guaranteed portion of SBA loans. These loans are sold on an individual basis. Real estate mortgage loans have been generally sold without recourse and without retaining servicing rights or obligations. The guaranteed part of SBA loans have been sold from time to time with servicing rights and obligations usually retained. Gains on sales of loans totaled $5.1 million in 2003 compared to $4.0 million in 2002 and $3.7 million in 2001. Increases in gains on the sales in the past three years are due to increased demand for single family home loans which was influenced by lower interest rates.

     As of December 31, 2003 and 2002, we had $5.9 million and $5.4 million, respectively, in outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans were made substantially on the same terms, including interest rates, maturities and collateral, as those made to other customers of the Bank. At December 31, 2003 and 2002, the Bank had no bankers acceptances.

     As part of our strategic efforts, we have placed an emphasis on increasing the commercial and home equity loan segments of our portfolio. Real estate commercial loans continue to be the largest portion of our loan portfolio at 54%, down from 58% at the end of 2000. We believe our focus on commercial business loans is a key contributor to our strategy of core deposit growth.

     The following table is the composition of the loan portfolio and allowance for loan loss as of December 31:

	Year Ended December 31,

	2003		2002		2001		2000		1999

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial loans	$236,949	19.4%	$205,725	17.7%	$198,252	18.3%	$159,861	16.0%	$157,912	16.2%
Real estate construction	112,732	9.2%	121,711	10.5%	94,470	8.7%	105,219	10.5%	124,102	12.7%
Real estate-mortgage	179,331	14.7%	148,350	12.8%	113,462	10.5%	97,377	9.7%	101,579	10.4%
Real estate-commercial	652,882	53.5%	637,978	55.0%	633,216	58.4%	583,971	58.4%	531,600	54.5%
Installment and other consumer	38,987	3.2%	46,151	4.0%	45,650	4.2%	53,784	5.4%	61,104	6.3%

Total loans	1,220,881	100%	1,159,915	100%	1,085,050	100%	1,000,212	100%	976,297	100%
Allowance for loan loss	(18,131)	1.49%	(16,838)	1.45%	(15,252)	1.41%	(14,244)	1.42%	(13,480)	1.38%

Total loans, net	$1,202,750		$1,143,077		$1,069,798		$985,968		$962,817

The composition of commercial real estate loan types based on collateral is as follows:

	December 31,

	2003		2002

(Dollars in thousands)	Amount	Percent	Amount	Percent

Office Buildings	$153,900	23.7%	$138,700	21.7%
Retail Facilities	80,600	12.3%	73,000	11.4%
Hotels/Motels	66,100	10.1%	72,200	11.3%
Multi-Family - 5+ Residential	65,000	10.0%	66,900	10.5%
Assisted Living	42,100	6.4%	39,600	6.2%
Medical Offices	29,000	4.4%	32,100	5.0%
Industrial parks and related	28,000	4.3%	18,600	2.9%
Health spa and gym	19,900	3.0%	11,400	1.8%
Mini Storage	17,500	2.7%	18,000	2.8%
Food Establishments	17,300	2.6%	15,200	2.4%
Manufacturing Plants	16,500	2.5%	15,900	2.5%
Land Development and Raw Land	13,400	2.1%	11,200	1.8%
Church, Civic, Nonprofit facilities	10,100	1.5%	14,400	2.3%
RV Parks, Marinas, related	7,600	1.2%	10,800	1.7%
Commercial/Agricultural	6,700	1.0%	13,000	2.0%
Other	79,200	12.2%	86,900	13.6%

Total real estate commercial loans	$652,900	100.0%	$637,900	100.0%

     The maturity distribution of the categories of Bancorp’s loan portfolio at December 31, 2003 and the interest sensitivity are estimated in the following table.

	Commercial	Real Estate	Real Estate	Real Estate	Installment
(Dollars in thousands)	Loans	Construction	Mortgage	Commercial	and other	Total

Maturity distribution:
Due within one year	$93,048	$96,256	$5,656	$52,989	$2,887	$250,836
Due after one through five years	106,156	13,042	6,394	102,742	22,165	250,499
Due after five years	37,745	3,434	167,281	497,151	13,935	719,546

Total	$236,949	$112,732	$179,331	$652,882	$38,987	$1,220,881

Interest sensitivity:
Fixed-interest rate loans	$49,182	$17,229	$25,692	$67,796	$19,982	$179,881
Floating or adjustable interest rate loans(1)	187,767	95,503	153,639	585,086	19,005	1,041,000

Total	$236,949	$112,732	$179,331	$652,882	$38,987	$1,220,881

(1)	Certain loans contain provisions which place maximum or minimum limits on interest rate changes, as well as loans where interest rates change less frequently than annually. Table based on stated maturity.

Loan Loss Allowance and Provision

     A loan loss allowance has been established to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which are:

—	Specific allowances for identified problem loans and portfolio segments,

—	The formula allowance, and

—	The unallocated allowance.

     The evaluation of each element and the overall allowance is based on a continuing assessment of problem loans, related off-balance sheet items, recent and historical loss experience, and other factors, including regulatory guidance and economic factors. Management believes that the allowance for loan losses is adequate at December 31, 2003.

     Our allowance incorporates the results of measuring impaired loans as provided in: Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” These accounting standards prescribe the measurement, income recognition and guidelines concerning impaired loans.

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

Loss factors used in the formula allowance are described as follows:

—	Problem graded loan loss factors are obtained from historical loss experience, and other relevant factors including trends in past dues, non-accruals, and risk rating changes.

—	Pooled loan loss factors, not individually graded loans, are based on expected net charge-offs and other factors including trends in past dues and collateral values. Pooled loans are loans and leases that are homogeneous in nature, such as consumer installment and residential mortgage loans.

The unallocated allowance uses a more subjective method and considers such factors as the following:

—	Existing general economic and business conditions affecting our key lending areas,

—	Credit quality trends, including trends in nonperforming loans expected to result from existing conditions,

—	Loan growth rates and concentrations,

—	Specific industry conditions within portfolio segments,

—	Recent loss experience in particular segments of the portfolio,

—	Interest rate environment,

—	Duration of the current business cycle, and

—	Bank regulatory examination results and findings of our internal credit examiners.

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

     At December 31, 2003, our allowance for loan losses was $18.1 million, or 1.49% of total loans, and 411% of total non-performing assets, compared with an allowance for loan losses at December 31, 2002 of $16.8 million, or 1.45% of total loans, and 249% of total non-performing assets.

     At December 31, 2003, the allowance for loan losses of $18.1 million, consisted of a $17.0 million formula allowance, a $95,000 specific allowance and a $1.0 million unallocated allowance. At December 31, 2002, the allowance for loan losses of $16.8 million consisted of a $15.5 million formula allowance, a $90,000 specific allowance and a $1.2 million unallocated allowance. The increase in allowance for loan losses from 2002, despite a lower provision in 2003, reflects continued loan portfolio growth and the level of classified and watch credits impacted by the soft economies in Oregon and Washington.

     The following table presents the composition of the allowance for loan loss.

	December 31,

	2003		2002

		Percentage of		Percentage of
		loans in each		loans in each
		category to total		category to total
(Dollars in thousands)	Amount	loans	Amount	loans

Commercial loans	$5,433	19.4%	$5,104	17.7%
Real estate-commercial	9,787	62.7%	8,710	65.5%
Real estate-mortagage	1,232	14.7%	948	12.8%
Installment and other	688	3.2%	843	4.0%
Unallocated	991	—	1,233	—

Total allowance for loan loss	$18,131	100.0%	$16,838	100.0%

     The unallocated reserve decreased to $1.0 million in 2003 from $1.2 million in 2002. The slight decrease was due to lower nonaccrual loans, reduced delinquencies and a reduction in watch and classified loans.

Asset Quality

     Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest or principal is doubtful or when the principal or interest payment becomes 90 days past due. Increases in nonaccrual loans in recent years are due primarily to growth in the loan portfolio. The nonaccrual loans consist of a number of loans in different categories and are largely secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received and the loan comes out of nonaccrual status. Interest income foregone on nonaccrual loans was approximately $231,000 during 2003 and $314,000 in 2002.

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

     At December 31, 2003 and 2002, Bancorp’s recorded investment in certain loans that were considered to be impaired was $2.6 million and $4.9 million, respectively, all of which was classified as non-performing. Of these impaired loans, $181,000 and $0 had a specific related valuation allowance of $95,000 and $0, respectively, while $2.4 million and $4.9 million did not require a specific valuation allowance. The balance of the allowance for loan loss in excess of these specific reserves is available to absorb the inherent losses from all loans in the portfolio. The average recorded investment in impaired loans for the years ended December 31, 2003, 2002, and 2001 was approximately $4.0 million, $5.2 million and $6.2 million, respectively. For the years ended December 31, 2003, 2002 and 2001, interest income recognized on impaired loans totaled $193,000, $17,000 and $12,000, respectively, all of which was recognized on a cash basis.

     The following table presents information with respect to the change in the allowance for loan loss and other loan information.

	December 31,

(Dollars in thousands)	2003	2002	2001	2000	1999

Loans outstanding at end of period	$1,220,881	$1,159,915	$1,085,050	$1,000,212	$976,297
Average loans outstanding during the period	$1,196,962	$1,127,761	$1,017,536	$1,000,992	$904,931
Allowance for loan loss, beginning of period	$16,838	$15,252	$14,244	$13,480	$12,453
Loans charged off:
Commercial	1,494	1,878	1,542	934	450
Real estate	844	526	310	82	487
Installment and consumer	760	1,276	698	658	490

Total loans charged off	3,098	3,680	2,550	1,674	1,427
Recoveries:
Commercial	380	160	205	61	129
Real estate	70	25	7	266	58
Installment and consumer	141	102	64	43	77

Total recoveries	591	287	276	370	264
Net loans charged off	(2,507)	(3,393)	(2,274)	(1,304)	(1,163)
Provision for loan loss	3,800	4,979	3,282	2,068	2,190

Allowance for loan loss, end of period	$18,131	$16,838	$15,252	$14,244	$13,480

Ratio of net loans charged off to average loans outstanding	0.21%	0.30%	0.22%	0.13%	0.13%
Ratio of allowance for loan losses to end of period loans	1.49%	1.45%	1.41%	1.42%	1.38%

     During 2003, net loans charged off were $2.5 million, compared to $3.4 million during 2002. The percentage of net loans charged off to average loans outstanding was 0.21% during 2003, compared to 0.30% and 0.22% for the years ended December 31, 2002 and 2001, respectively. Charge-offs of loans generally reflect the realization of losses in the portfolio that were recognized previously through provisions for loan losses. Recoveries are comprised of balances previously charged off that were collected in the period. The provision for loan loss exceeded the net loans charged off during 2003, reflecting continued loan growth and management’s belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

     The following table presents information with respect to nonperforming assets.

	December 31,

(Dollars in thousands)	2003	2002	2001	2000	1999

Commercial	$403	$780	$1,918	$1,678	$1,386
Real estate construction	—	1,653	329	429	513
Real estate mortgage	498	—	210	540	756
Real estate commercial	1,689	2,486	3,790	2,927	1,463
Installment and other consumer	79	161	144	152	198

Loans on nonaccrual status	2,669	5,080	6,391	5,726	4,316
Loans past due 90 days or more but not on nonaccrual status	—	15	4	270	8
Other real estate owned (1)	1,741	1,672	1,308	1,009	325

Total nonperforming assets	$4,410	$6,767	$7,703	$7,005	$4,649

Percentage of nonperforming assets to total assets	0.27%	0.44%	0.54%	0.52%	0.34%
Total assets	$1,662,882	$1,532,327	$1,435,701	$1,354,961	$1,354,687

(1)  Nonperforming assets include litigation settlement property in 2001 and 2000.

     The other real estate owned total, while increasing slightly over 2002, represents an almost complete turnover of properties for the year. The largest single property is an RV park representing $1.2 million of the $1.7 million total.

Deposits and Borrowings

     The following table summarizes the average amount of, and the average rate paid on, each of the deposit and borrowing categories for the periods shown.

	2003		2002		2001

(Dollars in thousands)	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid

Demand	$283,504	—	$234,189	—	$192,709	—
Savings, money market and interest bearing demand	669,689	0.67%	592,150	1.19%	542,945	2.49%
Certificates of deposit	371,533	2.86%	395,161	3.60%	382,865	5.39%
Short-term borrowings	17,799	1.56%	15,401	2.14%	43,458	4.85%
Long-term borrowings (1)	99,734	5.24%	110,596	6.22%	70,665	6.09%

Total deposits and borrowings	$1,442,259	1.78%	$1,347,497	2.56%	$1,232,642	3.90%

(1)	Long-term borrowings include junior subordinated debentures and mandatorily redeemable trust preferred securities.

     Average core deposits consisting of demand and savings, money market and interest bearing demand increased 15% in 2003 compared to 2002. Our core deposit increase was mainly due to:

•	Improved sales practices by the branches and commercial teams resulting in both consumer and business core deposit growth

•	Businesses maintaining higher balances to avoid service charges

•	Minimal, if any, yield differences between non-insured investments and similar FDIC insured deposit products

•	Higher escrow deposits

     Average time deposits declined $23.6 million in 2003 compared to 2002, or 6.0%, as customers likely viewed the rates offered on such deposits unattractive relative to historical rates. Although a significant amount of time deposits will mature and reprice in the next twelve months, we expect to retain the majority of these deposits. A continued decrease in time deposits is unlikely to affect our liquidity or short term operations. These deposits can generally be retained with increases in rates paid which would increase our cost of funds. As of December 31, 2003, time deposit liabilities are presented below at the earlier of the next repricing date or maturity.

	Time Deposits
	of $100,000 or More		Other Time Deposits		Total time deposits

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Reprice/mature in 3 months or less	$66,547	47.75%	$70,307	34.03%	$136,854	39.56%
Reprice/mature after 3 months through 6 months	20,895	14.99%	30,880	14.95%	51,775	14.97%
Reprice/mature after 6 months through one year	17,313	12.42%	44,992	21.78%	62,305	18.01%
Reprice/mature after one year through five years	34,366	24.66%	60,398	29.23%	94,764	27.39%
Reprice/mature after five years	236	0.18%	34	0.01%	270	0.08%

Total	$139,357	100.00%	$206,611	100.00%	$345,968	100.00%

     As of December 31, 2003, long term and short term borrowings had the following items remaining to contractual maturity.

		Due after
	Due in three	three months	Due after one year	Due after
(Dollars in thousands)	months or less	through one year	through five years	five years	Total

Reverse repurchase agreements	$—	$5,027	$—	$—	$5,027
Long-term borrowings (1)	—	12,500	65,500	—	78,000

Total borrowings	$—	$17,527	$65,500	$—	$83,027

(1)  Based on contractual maturities, and may vary based on possible call dates.

Capital Resources

     The Federal Reserve and FDIC have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The Federal Reserve and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4% and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. See “Liquidity and Sources of Funds” for further discussion on impact of trust preferred securities on capital adequacy requirements. As of December 31, 2003, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     Stockholders’ equity was $140.1 million at December 31, 2003, compared to $133.4 million at December 31, 2002, an increase of $6.7 million, or 5%, over that period of time. At December 31, 2003, stockholders’ equity, as a percentage of total assets, was 8.42%, compared to 8.70% at December 31, 2002. The change in equity to assets was primarily a result of asset growth and stockholders’ equity increasing slightly less due to the net effect of income recognition, plus cash from the exercise of stock options, less dividends and stock repurchased, and the change in net value of the available for sale investment portfolio.

     As the following table indicates, Bancorp currently exceeds the regulatory minimum capital ratio requirements.

	December 31, 2003

(Dollars in thousands)	Amount	Ratio

Tier 1 capital	$156,116	10.62%
Tier 1 capital minimum requirement	58,824	4.00%

Excess Tier 1 capital	$97,292	6.62%

Total capital	$174,246	11.85%
Total capital minimum requirement	117,648	8.00%

Excess total capital	$56,598	3.85%

Risk-adjusted assets	$1,470,601

Leverage ratio		9.45%
Minimum leverage requirement		3.00%

Excess leverage ratio		6.45%

Adjusted total assets	$1,651,518

     In December 1998, Bancorp announced a stock repurchase program associated with its stock option plans. Under this plan the Company repurchased .9 million shares for $12.8 million or $13.86 per share through July of 2000, when activity under this plan was discontinued. This stock repurchase plan was formally cancelled in September 2002.

     In July 2000, Bancorp announced a stock repurchase program that was expanded in September 2000, June 2001, and again in September 2002. Under this plan, the Company can buy up to 2.88 million shares of the Company’s common stock, including completed purchases. The Company intends to use existing funds and/or long-term borrowings to finance the repurchases. Total shares available for repurchase under this plan were approximately 320,000 at December 31, 2003. The following table presents information with respect to Bancorp’s July 2000 stock repurchase program.

			Average cost per
(Shares and dollars in thousands)	Shares repurchased in period	Cost of shares repurchased	share

Year ended 2000	573	$5,264	$9.19
Year ended 2001	534	6,597	12.35
Year ended 2002	866	13,081	15.11
Year ended 2003	587	10,461	17.81

Plan to date total	2,560	$35,403	$13.83

Liquidity and Sources of Funds

     The Bank’s primary sources of funds are customer deposits, maturities of investment securities, sales of “Available for Sale” securities, loan sales, loan repayments, net income, advances from the FHLB, and the use of Federal Funds markets. The holding company specifically relies on dividends from the Bank and proceeds from the issuance of trust preferred securities to fund dividends to stockholders and stock repurchases.

     At December 31, 2003, three wholly-owned subsidiary grantor trusts established by Bancorp had issued $20 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts use the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table is a summary of current trust preferred securities at December 31, 2003.

(Dollars in thousands)

		Preferred
		security			Rate at
Issuance Trust	Issuance date	amount	Rate type (1)	Initial rate	12/31/03	Maturity date

West Coast Statutory Trust I	December 2001	$5,000	Variable	5.60%	4.77%	December 2031
West Coast Statutory Trust II	June 2002	$7,500	Variable	5.34%	4.62%	June 2032
West Coast Statutory Trust III	September 2003	$7,500	Fixed	6.75%	6.75%	September 2033

(1)  The variable rate preferred securities reprice quarterly.

     The total amount of trust preferred securities outstanding at December 31, 2003, and 2002, was $20 million and $12.5 million, respectively. The interest rates on the trust preferred securities issued in December 2001, and June 2002 reset quarterly and are tied to the London Interbank Offered Rate (“LIBOR”) rate. In connection with these two variable rate offerings, Bancorp entered into swap agreements that will result in a fixed interest rate on the securities for five years, equal to 8.62% and 8.14%, respectively. The Company has the right to redeem the debentures of the December 2001 issuance in December 2006; the June 2002 issuance in June 2007 and the September 2003 issuance in September 2008.

     On July 2, 2003, the Federal Reserve Bank issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance. For additional information regarding trust preferred securities, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report including the Footnote 7, “Junior Subordinated debentures and mandatorily redeemable trust preferred securities.”

     Scheduled loan repayments are a relatively stable sources of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

     Deposits are the primary source of new funds. Total deposits were $1.4 billion at December 31, 2003, up from $1.3 billion at December 31, 2002. Brokered deposits are generally not accepted, and we have none outstanding at December 31, 2003. We have attempted to attract deposits in our market areas through competitive pricing and delivery of quality products.

     Management expects to continue relying on customer deposits, maturity of investment securities, sales of “Available for Sale” securities, loan sales, loan repayments, net income, Federal Funds markets, advances from the FHLB, and other borrowings to provide liquidity. Management may also consider engaging in further offerings of trust preferred securities if the opportunity presents an attractive means of raising funds in the future. Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the financial services industry, interest rates available on other investments, general economic conditions, competition, customer management of cash resources and other factors. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds will include Federal Funds purchased, reverse repurchase agreements and borrowings from the FHLB.

     Bancorp is party to many contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents certain future financial obligations.

	Payments due within time period at December 31, 2003

				Due After Five
(Dollars in thousands)	0-12 Months	1-3 Years	4-5 Years	Years	Total

Reverse repurchase agreements	$5,027	$—	$—	$—	$5,027
Operating leases	2,151	3,579	3,158	10,932	19,820
Junior subordinated debentures	—	—	20,000	—	20,000
Long-term borrowings	12,500	45,500	20,000	—	78,000

Total	$19,678	$49,079	$43,158	$10,932	$122,847

     At December 31, 2003, Bancorp had commitments to extend credit of $427 million compared to $343 million at December 31, 2002. For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report including Footnote 18 “Financial instruments with off-balance sheet risk.”

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

     The following tables show the approximate percentage change in forecasted net interest income over a 12-month period and the percentage change in the present value of equity under several rate scenarios. For the net interest income analysis, three rate scenarios provided by Global Insight, an outside economic service, are compared to a stable (flat) rate scenario:

	Actual rates December	Base Case	Declining Rates	Rising Rates
	2003	2004 (average)	2004 (average)	2004 (average)

Federal Funds Rate	1.00%	1.30%	.57%	3.07%
Prime Rate	4.00%	4.30%	3.57%	6.06%
Treasury Yield Curve Spread 10-year to 3 month	336 basis points	353 basis points	281 basis points	220 basis points

Stable rate scenario	Percent Change in
compared to:	Net Interest Income

Rising	+3.4%
Base Case	+.5%
Falling	-.8%

     As illustrated in the above table, at December 31, 2003, we estimate our balance sheet was slightly asset sensitive over a 12 month horizon, meaning that interest earning assets mature or reprice more quickly than interest-bearing liabilities in a given period. Therefore, a significant decrease in market rates of interest could adversely affect net interest income, while an increase in market rates may increase net interest income. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities.

     For the present value of equity analysis, the results are compared to the net present value of equity using the yield curve as of December 31, 2003. This curve is then shifted up and down and the net present value of equity is computed. In the –100 basis point scenarios, rates were not allowed to decline below zero. This table does not include flattening or steepening yield curve effects. Readers are referred to management’s “Forward Looking Statement Disclosure” in connection with this discussion of market risks faced by Bancorp.

December 31, 2003	Percent Change in
Change in Interest Rates	Present Value of Equity

Up 200 basis points	-11.4%
Up 100 basis points	-5.5%
Down 100 basis points	+3.0%

     It should be noted that the simulation model does not take into account future management actions that could be undertaken, should a change occur in actual market interest rates during the year. Also, certain assumptions are required to perform modeling simulations that may have a significant impact on the results. These include important assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities, as well as the relationship between loan yields and deposit rates relative to market interest rates. These assumptions have been developed through a combination of industry standards and future expected pricing behavior but could be significantly influenced by future competitor pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly due to external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Any merger activity will also have an impact on the asset/liability position as new assets are acquired and added.

Interest Rate Sensitivity (Gap) Table

     The primary objective of our asset/liability management is to maximize net interest income while maintaining acceptable levels of interest-rate sensitivity. We seek to meet this objective through influencing the maturity and repricing characteristics of our assets and liabilities.

     The following table sets forth the estimated maturity and repricing and the resulting interest rate gap between interest earning assets and interest bearing liabilities at December 31, 2003. The amounts in the table are derived from internal data from the Bank based on maturities and next repricing dates including contractual repayments.

	Estimated Maturity or Repricing at December 31, 2003

				Due After Five
(Dollars in thousands)	0-3 Months	4-12 Months	1-5 Years	Years	Total

Interest Earning Assets:
Interest earning balances due from banks	$38	$—	$—	$—	$38
Federal funds sold	3,510	—	—	—	3,510
Trading assets	991	—	—	—	991
Investments available for sale(1)(2)	27,031	85,748	167,912	41,279	321,970
Loans held for sale	4,729	—	—	—	4,729
Loans, including fees	331,342	379,978	456,048	53,513	1,220,881

Total interest earning assets	$367,641	$465,726	$623,960	$94,792	1,552,119

Allowance for loan loss					(18,131)
Cash and due from banks					59,956
Other assets					68,938

Total assets					$1,662,882

Interest Bearing Liabilities:
Savings and interest bearing demand deposits(3)	$82,940	$247,768	$372,583	$38,989	$742,280
Certificates of deposit	136,854	114,080	94,764	270	345,968
Borrowings (2)	5,027	12,500	65,500	—	83,027
Junior subordinated debentures	—	—	20,000	—	20,000

Total interest bearing liabilities	$224,821	$374,348	$552,847	$39,259	1,191,275

Other liabilities					331,554

Total liabilities					1,522,829
Stockholders’ equity					140,053

Total liabilities & stockholders’ equity					$1,662,882

Interest sensitivity gap	$142,820	$91,378	$71,113	$55,533	$360,844
Cumulative interest sensitivity gap	$142,820	$234,198	$305,311	$360,844
Cumulative interest sensitivity gap as a percentage of total assets	9%	14%	18%	22%

(1)	Equity investments have been placed in the 0-3 month category.

(2)	Repricing is based on anticipated call dates, and may vary from contractual maturities.

(3)	Repricing is based on estimated average lives.

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

We have audited the accompanying consolidated balance sheets of West Coast Bancorp and subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Coast Bancorp and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

DELOITTE & TOUCHE LLP

Portland, Oregon
February 23, 2004

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)	2003	2002

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$59,956	$55,026
Interest-bearing deposits in other banks	38	2,316
Federal funds sold	3,510	391

Total cash and cash equivalents	63,504	57,733
Trading assets	991	967
Investment securities available for sale, at fair value (amortized cost: $316,237 and $257,954)	321,970	266,407
Loans held for sale	4,729	10,924
Loans	1,220,881	1,159,915
Allowance for loan loss	(18,131)	(16,838)

Loans, net	1,202,750	1,143,077
Premises and equipment, net	27,176	26,609
Intangible assets	865	1,218
Bank owned life insurance	18,062	1,757
Other assets	22,835	23,635

Total assets	$1,662,882	$1,532,327

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$316,611	$275,724
Savings and interest-bearing demand	742,280	619,502
Certificates of deposit	345,968	371,227

Total deposits	1,404,859	1,266,453
Short-term borrowings	5,027	9,902
Long-term borrowings	78,000	98,000
Junior subordinated debentures	20,000	—
Mandatorily redeemable trust preferred securities	—	12,500
Other liabilities	14,943	12,085

Total liabilities	1,522,829	1,398,940
Commitments and contingent liabilities (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock: no par value, none issued; 10,000,000 shares authorized	—	—
Common stock: no par value, 55,000,000 shares authorized; 15,075,875 and 15,325,937 shares issued and outstanding, respectively	18,845	19,158
Additional paid-in capital	66,462	72,279
Retained earnings	52,916	38,047
Deferred compensation	(1,242)	(671)
Accumulated other comprehensive income	3,072	4,574

Total stockholders’ equity	140,053	133,387

Total liabilities and stockholders’ equity	$1,662,882	$1,532,327

See notes to consolidated financial statements

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (In thousands, except per share amounts)	2003	2002	2001

INTEREST INCOME:
Interest and fees on loans	$77,321	$82,989	$86,083
Interest on taxable investment securities	8,891	9,245	10,014
Interest on nontaxable investment securities	3,257	3,540	3,841
Interest on deposits in other banks	76	110	247
Interest on federal funds sold	133	144	92

Total interest income	89,678	96,028	100,277
INTEREST EXPENSE:
Savings and interest-bearing demand	4,492	7,076	13,516
Certificates of deposit	10,639	14,243	20,647
Short-term borrowings	277	329	2,109
Long-term borrowings	4,023	6,122	4,285
Mandatorily redeemable trust preferred securities and junior subordinated debentures	1,208	762	15

Total interest expense	20,639	28,532	40,572

NET INTEREST INCOME	69,039	67,496	59,705
Provision for loan loss	3,800	4,979	3,282

Net interest income after provision for loan loss	65,239	62,517	56,423
NONINTEREST INCOME:
Service charges on deposit accounts	6,960	6,352	6,094
Other service charges, commissions and fees	6,577	5,099	4,731
Trust revenue	1,776	1,683	1,742
Gains on sales of loans	5,124	4,024	3,671
Bank owned life insurance	827	227	—
Other	590	1,309	793
Net gains on sales of securities	192	—	—

Total noninterest income	22,046	18,694	17,031
NONINTEREST EXPENSE:
Salaries and employee benefits	32,487	29,499	26,070
Equipment	5,139	5,100	5,470
Occupancy	4,901	4,642	4,388
Check and other transaction processing	2,778	2,572	2,583
Professional fees	2,314	1,834	1,738
Courier and postage	1,953	1,948	1,908
Marketing	2,047	2,018	1,757
Other loan expense	1,624	1,276
Communications	1,166	1,100	1,282
Other taxes and insurance	700	721	837
Printing and office supplies	637	710	770
Kiting charge	—	—	1,945
Other noninterest expense	2,404	2,598	3,251

Total noninterest expense	58,150	54,018	51,999

INCOME BEFORE INCOME TAXES	29,135	27,193	21,455
PROVISION FOR INCOME TAXES	9,338	8,990	6,695

NET INCOME	$19,797	$18,203	$14,760

Basic earnings per share	$1.31	$1.17	$0.92
Diluted earnings per share	$1.26	$1.13	$0.90
Weighted average common shares	15,077	15,575	16,126
Weighted average diluted shares	15,674	16,069	16,453

See notes to consolidated financial statements

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (Dollars in thousands)	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,797	$18,203	$14,760
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,831	3,226	3,702
(Increase) decrease in net deferred tax assets	(1,681)	1,148	1,110
Write-down of buildings/equipment	—	613	—
Amortization of intangibles	353	357	375
Net gains on sales of available for sale securities	(192)	—	—
Provision for loan loss	3,800	4,979	3,282
(Increase) decrease in interest receivable	(38)	735	1,578
(Increase) decrease in other assets	2,519	(4,830)	420
Gain on sale of loans	5,124	4,024	3,671
Origination of loans held for sale	(188,825)	(135,590)	(91,396)
Proceeds from sales of loans held for sale	189,896	134,665	77,123
Decrease in interest payable	(342)	(219)	(658)
Increase (decrease) in other liabilities	3,200	(985)	3,312
Increase in cash surrender value of bank owned life insurance	(743)	—	—
Gain on benefit of proceeds from bank owned life insurance	(202)	—	—
Stock based compensation expense	679	566	582
Tax benefit associated with stock options	732	301	185
(Increase) decrease in trading assets	(24)	125	(213)

Net cash provided by operating activities	36,884	27,318	17,833
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	118,188	71,138	119,364
Proceeds from sales of available for sale securities	4,158	—	—
Purchase of available for sale securities	(179,219)	(90,695)	(113,994)
Purchase of bank owned life insurance	(16,000)	—	—
Proceeds from death benefit paid on bank owned life insurance	640	—	—
Loans made to customers greater than principal collected on loans	(63,473)	(78,258)	(87,112)
Net capital expenditures	(3,398)	(1,332)	(4,280)

Net cash used in investing activities	(139,104)	(99,147)	(86,022)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest bearing transaction accounts	163,665	100,711	98,638
Net decrease in certificates of deposit	(25,259)	(5,691)	(3,813)
Proceeds from issuance of junior subordinated debentures	7,500	7,500	5,000
Proceeds from issuance of long-term borrowings	5,000	60,000	80,500
Repayment of long-term borrowings	(25,000)	(52,500)	(35,022)
Net decrease in short-term borrowings	(4,875)	(16,786)	(74,738)
Repurchase of common stock	(10,461)	(13,081)	(6,597)
Net proceeds from issuance of common stock	2,349	1,147	813
Dividends paid and cash paid for fractional shares	(4,928)	(4,699)	(4,465)

Net cash provided by financing activities	107,991	76,601	60,316

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,771	4,772	(7,873)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	57,733	52,961	60,834

CASH AND CASH EQUIVALENTS AT END OF YEAR	$63,504	$57,733	$52,961

Supplemental cash flow information:
Cash paid in the year for:
Interest	$20,981	$28,750	$41,230
Income taxes	$9,158	$6,070	$8,989

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Deferred	Comprehensive
(Shares and Dollars in thousands)	Shares	Amount	Capital	Earnings	Compensation	Income (Loss)	Total

BALANCE, January 1, 2001	16,415	$20,518	$87,364	$14,248	$(1,032)	$171	$121,269
Comprehensive income:
Net income	—	—	—	14,760	—	—	$14,760
Other comprehensive income, net of tax:
Net unrealized investment gains	—	—	—	—	—	2,243	2,243

Other comprehensive income, net of tax							2,243

Comprehensive income							$17,003

Cash dividends, $.28 per common share	—	—	—	(4,465)	—	—	(4,465)
Issuance of common stock pursuant to option plans	138	172	923	—	—	—	1,095
Redemption of stock pursuant stock plans	(28)	(32)	(250)	—	—	—	(282)
Issuance of common stock pursuant to restricted stock plans	34	42	386	—	(428)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	582	—	582
Common stock repurchased and retired	(534)	(668)	(5,929)		—	—	(6,597)
Tax benefit associated with stock options	—	—	185	—	—	—	185

BALANCE, December 31, 2001	16,025	20,032	82,679	24,543	(878)	2,414	128,790
Comprehensive income:
Net income	—	—	—	18,203	—	—	$18,203
Other comprehensive income, net of tax:
Net unrealized investment/derivative gains	—	—	—	—	—	2,160	2,160

Other comprehensive income, net of tax							2,160

Comprehensive income							$20,363

Cash dividends, $.30 per common share	—	—	—	(4,699)	—	—	(4,699)
Issuance of common stock pursuant to option plans	164	205	1,272	—	—	—	1,477
Redemption of stock pursuant to stock plans	(35)	(44)	(464)	—	18	—	(490)
Activity in Deferred Compensation Plan	13	16	144	—	—	—	160
Issuance of common stock pursuant to restricted stock plans	25	31	346	—	(377)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	566	—	566
Common stock repurchased and retired	(866)	(1,082)	(11,999)		—	—	(13,081)
Tax benefit associated with stock options	—	—	301	—	—	—	301

BALANCE, December 31, 2002	15,326	19,158	72,279	38,047	(671)	4,574	133,387
Comprehensive income:
Net income	—	—	—	19,797	—	—	$19,797
Other comprehensive income, net of tax:
Net unrealized investment/derivative losses	—	—	—	—	—	(1,502)	(1,502)

Other comprehensive income, net of tax							(1,502)

Comprehensive income							$18,295

Cash dividends, $.32 per common share	—	—	—	(4,928)	—	—	(4,928)
Issuance of common stock pursuant to option plans	291	363	2,500	—	—	—	2,863
Redemption of stock pursuant to stock plans	(29)	(36)	(457)	—	27	—	(466)
Activity in Deferred Compensation Plan	(3)	(3)	(45)	—	—	—	(48)
Issuance of common stock pursuant to restricted stock plans	78	97	1,180	—	(1,277)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	679	—	679
Common stock repurchased and retired	(587)	(734)	(9,727)	—	—	—	(10,461)
Tax benefit associated with stock options	—	—	732	—	—	—	732

BALANCE, December 31, 2003	15,076	$18,845	$66,462	$52,916	$(1,242)	$3,072	$140,053

See notes to consolidated financial statements

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or “the Company”), which operates its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust, Centennial Funding Corporation, Eld, Inc., and Totten, Inc., after elimination of intercompany transactions and balances. In accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”, West Coast Statutory Trust I, II, and III are considered related parties to West Coast Bancorp and their financial results are not consolidated in West Coast Bancorp’s financial statements effective December 31, 2003. Certain reclassifications of prior year amounts have been made to conform to current classifications.

     Nature of Operations. West Coast Bancorp’s activities include offering a full range of financial services through 48 branch and mortgage offices in western Oregon and Washington. West Coast Trust provides agency, trust and related services.

     Trading Assets. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Trading assets held at December 31, 2003 and 2002 are related solely to assets held in a Rabbi Trust for benefit of the Company’s deferred compensation plans.

     Investment Securities. Investment securities are classified as either available for sale or held to maturity. For purposes of computing gains and losses, cost of securities sold is determined using the specific identification method. Available for sale securities are carried at fair value with unrealized gains and losses, net of any tax effect, added to or deducted directly from stockholders’ equity. Held to maturity securities are carried at amortized cost. The Company does not have any held to maturity securities as of December 31, 2003 or 2002.

     Loans Held for Sale. Loans held for sale are carried at the lower of cost or market. Market value is determined in the aggregate. When a loan is sold, the gain is recognized in the consolidated statement of income as the proceeds less the book value of the loan including unamortized fees and capitalized direct costs. In addition, we originate loans to customers under Small Business Administration (“SBA”) programs that generally provide for SBA guarantees of 70% to 90% of each loan. We periodically sell the guaranteed portion of certain SBA loans to investors and retain the unguaranteed portion and servicing rights in our loan portfolio. Gains on these sales are earned through the sale of the guaranteed portion of the loan for an amount in excess of the adjusted carrying value of the portion of the loan sold. We allocate the carrying value of such loans between the portion sold, the portion retained and a value assigned to the right to service the loan. The difference between the adjusted carrying value of the portion retained and the face amount of the portion retained is amortized to interest income over the life of the related loan using a straight-line method over the anticipated lives of the pool of SBA loans.

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

     Servicing of Financial Assets. Bancorp originates loans under SBA loan programs. Bancorp periodically sells such loans, and retains servicing rights on the loans originated and sold. The fair value of the servicing rights are determined based upon discounted cash flow analysis and such servicing rights are being amortized in proportion to, and over the period of, estimated future net servicing income. The servicing rights are periodically evaluated for impairment. No impairment was recognized during 2003, 2002, or 2001.

     Intangible Assets. Intangible assets are composed of deposit premiums of $.9 million and $1.2 million (net of accumulated amortization of $2.4 million and $2.1 million) at December 31, 2003 and 2002, respectively. These deposit premiums are being amortized over a ten-year period.

     Other Borrowings. Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short-term borrowed funds mature within one year from the transaction date. Other long-term borrowed funds extend beyond one year.

     Income Taxes. Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in Bancorp’s income tax returns. The deferred tax provision for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investments available for sale as well as value changes in interest rate swaps accounted for as hedges. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date.

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

     New Accounting Pronouncements.

     In December 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. This statement is effective for fiscal years ending after December 15, 2002. The provisions of SFAS No. 148 have not impacted our results of operations or financial condition.

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

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances. Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not impact our results of operations or financial condition.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. FIN No. 45 is an interpretation of FASB Statements No. 5, 57 and 107 and rescinds FIN No. 35. This Interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. The disclosure requirements in this Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has adopted the provisions of FIN No. 45. The provisions of FIN 45 did not materially impact our results of operations or financial condition.

     In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. This interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003, and apply to existing entities for the first fiscal year or interim period beginning after June 15, 2003. Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company has adopted the provisions of FIN No. 46. In accordance with FIN No. 46, West Coast Statutory Trust I, II, and III are considered related parties to West Coast Bancorp and their financial results are not consolidated in West Coast Bancorp’s financial statements.

     Accounting for Stock-Based Compensation. At December 31, 2003, Bancorp has multiple stock option plans, which are described in Note 16. Bancorp accounts for its stock option plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion 25, under which no compensation cost has been recognized in the periods presented. All options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS No. 123, Accounting for Stock-Based Compensation had been applied to all outstanding and unvested awards in each period.

	Year ended December 31

(Dollars in thousands, except per share data)	2003	2002	2001

Net income, as reported	$19,797	$18,203	$14,760
Deduct: Total stock-based compensation expense determined under fair value based method for all options, net of related tax effects	(793)	(773)	(633)

Pro forma net income	$19,004	$17,430	$14,127

Earnings per share:
Basic-as reported	$1.31	$1.17	$0.92
Basic-proforma	$1.26	$1.12	$0.88
Diluted-as reported	$1.26	$1.13	$0.90
Diluted-proforma	$1.21	$1.08	$0.86

2.     INVESTMENT SECURITIES

     The following table presents the investment portfolio as of December 31, 2003 and 2002:

	AVAILABLE FOR SALE

(Dollars in thousands)	Amortized	Unrealized	Unrealized
December 31, 2003	Cost	Gross Gains	Gross Losses	Fair Value

U.S. Government agency securities	$107,339	$1,345	$(402)	$108,282
Corporate securities	23,552	549	—	24,101
Mortgage-backed securities	94,497	547	(236)	94,808
Obligations of state and political subdivisions	76,202	3,935	(55)	80,082
Equity and other securities	14,647	50	—	14,697

Total	$316,237	$6,426	$(693)	$321,970

	AVAILABLE FOR SALE

(Dollars in thousands)	Amortized	Unrealized	Unrealized
December 31, 2002	Cost	Gross Gains	Gross Losses	Fair Value

U.S. Treasury securities	$5,500	$83	$—	$5,583
U.S. Government agency securities	64,461	2,051	(29)	66,483
Corporate securities	21,682	815	—	22,497
Mortgage-backed securities	67,921	1,317	(4)	69,234
Obligations of state and political subdivisions	83,372	4,243	(23)	87,592
Equity and other securities	15,018	—	—	15,018

Total	$257,954	$8,509	$(56)	$266,407

     Gross realized gains in 2003, 2002 and 2001 were $192,000, $0, and $0, respectively. There were no gross realized losses in 2003, 2002, or 2001. Securities with a fair value of approximately $38.8 million and $34.3 million were pledged to secure public deposits at December 31, 2003 and 2002, respectively. In addition, Bancorp pledged $5.1 million and $10.1 million of U.S. government agency securities at December 31, 2003 and 2002, respectively, to secure borrowings under reverse repurchase agreements. Under regulatory guidelines, no outstanding mortgage-backed securities were classified as high risk at December 31, 2003 or 2002.

     The following table provides information on unrealized losses in the investment securities portfolio at December 31, 2003:

	Amortized cost of	Fair value of
	securities with an	securities with an
(Dollars in thousands)	unrealized loss less than	unrealized loss less than	Unrealized
December 31, 2003	12 continuous months	12 continuous months	Gross Losses

U.S. Government agency securities	$28,437	$28,035	$(402)
Mortgage-backed securities	52,799	52,563	(236)
Obligations of state and political subdivisions	4,141	4,086	(55)

Total	$85,377	$84,684	$(693)

     There are no investment securities with a 12 month or greater continuous unrealized loss in the investment portfolio at December 31, 2003. At December 31, 2003 there were approximately 40 securities with an unrealized loss of $.7 million, or an average loss of $18,000 per security. The impairment on these fixed income securities is due to an increase in interest rates subsequent to their purchase. The fair value of these securities will fluctuate as market interest rates change.

3.     MATURITIES OF INVESTMENT SECURITIES

     The follow table presents the maturities of the investment portfolio at December 31, 2003:

(Dollars in thousands)	Available for sale

December 31, 2003	Amortized cost	Fair value

U.S. Government agency securities:
One year or less	$6,880	$7,149
After one year through five years	74,975	75,600
After five through ten years	25,484	25,533

	107,339	108,282
Corporate Securities:
One year or less	5,003	5,132
After one year through five years	6,307	6,666
After five through ten years	4,242	4,303
Due after ten years	8,000	8,000

Total	23,552	24,101
Obligations of state and political subdivisions:
One year or less	8,367	8,525
After one year through five years	34,435	36,565
After five through ten years	30,251	31,858
Due after ten years	3,149	3,134

Total	76,202	80,082

Sub-total	207,093	212,465
Mortgage-backed securities	94,497	94,808
Equity investments and other securities	14,647	14,697

Total securities	$316,237	$321,970

4.     LOANS AND ALLOWANCE FOR LOAN LOSS

     The following table presents the loan portfolio as of December 31, 2003 and 2002:

	December 31,

(Dollars in thousands)	2003	2002

Commercial loans	$236,949	$205,725
Real estate – construction	112,732	121,711
Real estate – mortgage	179,331	148,350
Real estate – commercial	652,882	637,978
Installment and other consumer	38,987	46,151

Total loans	1,220,881	1,159,915
Allowance for loan loss	(18,131)	(16,838)

Total loans, net	$1,202,750	$1,143,077

4. LOANS AND ALLOWANCE FOR LOAN LOSS (Continued)

     The following is an analysis of the changes in the allowance for loan loss:

	Year Ending December 31,

(Dollars in thousands)	2003	2002	2001

Balance, beginning of period	$16,838	$15,252	$14,244
Provision for loan loss	3,800	4,979	3,282
Losses charged to the allowance	(3,098)	(3,680)	(2,550)
Recoveries credited to the allowance	591	287	276

Balance, end of period	$18,131	$16,838	$15,252

     Loans on which the accrual of interest has been discontinued, amounted to approximately $2.7 million, $5.1 million and $6.4 million at December 31, 2003, 2002, and 2001, respectively. Interest income foregone on non-accrual loans was approximately $231,000, $314,000 and $533,000 in 2003, 2002, and 2001, respectively.

     At December 31, 2003 and 2002, Bancorp’s recorded investment in certain loans that were considered to be impaired was $2.6 million and $4.9 million, respectively, all of which was classified as non-performing. Of these impaired loans, $181,000 and $0 had a specific related valuation allowance of $95,000 and $0, respectively, while $2.4 million and $4.9 million did not require a specific valuation allowance. The balance of the allowance for loan loss in excess of these specific reserves is available to absorb the inherent losses from all loans in the portfolio. The average recorded investment in impaired loans for the years ended December 31, 2003, 2002, and 2001 was approximately, $4.0 million, $5.2 million and $6.2 million, respectively. For the years ended December 31, 2003, 2002 and 2001, interest income recognized on impaired loans totaled $193,000, $17,000 and $12,000, respectively, all of which was recognized on a cash basis.

     The Bank makes commercial and residential loans to customers primarily throughout Oregon and Washington. Although the Bank has a diversified loan portfolio, a substantial portion of the portfolio belongs to debtors whose ability to honor their contracts is dependent upon the economies of Oregon and/or Washington.

     As of December 31, 2003 and 2002, the Bank had loans to persons serving as directors, officers, principal stockholders and their related interests totaling $5.9 million and $5.4 million, respectively. These loans were made substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Bank.

     The following table presents a summary of loans made to directors, officers, principal stockholders and their related interests, of the Company:

	December 31,

(Dollars in thousands)	2003	2002

Balance, beginning of period	$5,440	$13,968
New loans and advances	4,208	1,627
Principal payments and payoffs	(3,715)	(10,155)

Balance, end of period	$5,933	$5,440

5.     PREMISES AND EQUIPMENT

     Premises and equipment consists of the following:

	December 31,

(Dollars in thousands)	2003	2002

Land	$4,796	$4,796
Buildings and improvements	23,523	22,881
Furniture and equipment	24,103	22,432
Construction in progress	80	37

	52,502	50,146
Accumulated depreciation	(25,326)	(23,537)

Total	$27,176	$26,609

     Depreciation included in net occupancy and equipment expense amounted to $2.8 million, $3.2 million and $3.7 million for the years ended December 31, 2003, 2002, and 2001, respectively. The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists. During the first quarter of 2002, the Company disposed of antiquated computer and printer related equipment with a net book value of $258,000. In 2002, the Company also sold a house and an administration building in Shelton, Washington. A branch location in Lincoln County, Oregon was also examined and found to be impaired under the guidance provided in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The amount of impairment loss relating to this building was $355,000. The Company recognized a total of $613,000 of expenses in other noninterest expense related to these fixed asset write-offs and impairment charges in 2002. The fair value of the properties was based on pending sale prices and independent appraisals. No impairment write-downs occurred in 2003 or 2001.

6. BORROWINGS

     Borrowings consist of the following:

	December 31,

(Dollars in thousands)	2003	2002

Short-term borrowings:
Securities sold under agreements to repurchase	$5,027	$9,902
Long-term borrowings:
FHLB advances	78,000	98,000

Total borrowings	$83,027	$107,902

     Short-term borrowings generally consist of Federal Home Loan Bank of Seattle (“FHLB”) borrowings, security reverse repurchase agreements and Federal Funds Purchased overnight from correspondent banks. At December 31, 2003, Bancorp had $5.0 million in reverse repurchase agreements maturing in March 2004, with a rate of 1.12%. Bancorp had no outstanding Federal Funds purchased at December 31, 2003 and 2002.

     Securities sold under agreements to repurchase with an amortized cost of $5.0 million and $9.9 million at December 31, 2003 and 2002 were collateralized by available for sale securities held in Bancorp’s portfolio.

     Long-term borrowings at December 31, 2003 consist of notes with fixed maturities, balloon payments and putable advances with the FHLB totaling $78.0 million. Total long-term borrowings with fixed maturities were $68.0 million with rates ranging from 2.21% to 5.63%. Bancorp’s putable advances total $10.0 million with an original term of five years and quarterly put options and final maturity in June 2005; the rate on this advance is currently 6.84%. Principal payments due on Bancorp’s long-term borrowings at December 31, 2003 are $12.5 million in 2004, $25 million in 2005, $20.5 million in 2006, and $20 million in 2007, with no balances due thereafter.

6.     BORROWINGS (Continued)

     Long-term borrowings at December 31, 2002 consisted of notes with fixed maturities, balloon payments and putable advances with the FHLB totaling $98.0 million. Total long-term borrowings with fixed maturities were $88.0 million with rates ranging from 1.82% to 5.63%. Bancorp’s putable advances totaled $10.0 million with an original term of five years with quarterly put options and final maturity in June 2005.

     FHLB advances are collateralized as provided for in the advance, pledge and security agreements with the FHLB, by certain investment and mortgage-backed securities, stock owned by Bancorp including deposits at the FHLB and certain loans. At December 31, 2003 the Company had additional borrowing capacity available of $172.1 million at the FHLB.

7.     JUNIOR SUBORDINATED DEBENTURES AND MANDATORILY REDEEMABLE TRUST PREFERRED SECURITIES

     At December 31, 2003, three wholly-owned subsidiary grantor trusts established by Bancorp had issued $20 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table is a summary of current trust preferred securities at December 31, 2003:

(Dollars in thousands)

		Preferred
		security			Rate at
Issuance Trust	Issuance date	amount	Rate type(1)	Initial rate	12/31/03	Maturity date

West Coast Statutory Trust I	December 2001	$5,000	Variable	5.60%	4.77%	December 2031
West Coast Statutory Trust II	June 2002	$7,500	Variable	5.34%	4.62%	June 2032
West Coast Statutory Trust III	September 2003	$7,500	Fixed	6.75%	6.75%	September 2033

(1)	The variable rate preferred securities reprice quarterly.

The total amount of trust preferred securities outstanding at December 31, 2003, and 2002, was $20 million and $12.5 million, respectively. The interest rates on the trust preferred securities issued in December 2001, and June 2002 reset quarterly and are tied to the LIBOR rate. In connection with the variable rate offerings, Bancorp entered into swap agreements that will result in a fixed interest rate on the securities for five years, equal to 8.62% and 8.14%, respectively. The Company has the right to redeem the debentures issued in the December 2001 offering in December 2006; the June 2002 offering in June 2007 and the September 2003 offering in September 2008.

     Prior to the issuance of FIN No. 46, the three wholly-owned grantor trusts were considered consolidated subsidiaries of Bancorp; the $12.5 million of preferred securities as of December 31, 2002 were included in West Coast Bancorp’s consolidated balance sheet in the Liabilities section, under the caption “Mandatorily redeemable trust preferred securities,” and the retained common capital securities of the grantor trusts were eliminated against Bancorp’s investment in the issuer trusts. Distributions on the preferred securities were recorded as interest expense on the consolidated statement of income.

     With the adoption of FIN No. 46, Bancorp deconsolidated the three grantor trusts as of December 31, 2003. As a result, the junior subordinated debentures issued by Bancorp to the grantor trusts, totaling $20 million, are reflected in our consolidated balance sheet in the liabilities section at December 31, 2003, under the caption “junior subordinated debentures.” We will record interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. Bancorp also recorded $.6 million in other assets in the consolidated balance sheet at December 31, 2003 for the common capital securities issued by the issuer trusts.

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

8.     COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases land and office space under 31 leases, of which 28 are long-term noncancellable operating leases that expire between 2004 and 2021. At the end of the respective lease terms, Bancorp may renew the leases at fair rental value. At December 31, 2003, minimum future lease payments under these leases and other operating leases were:

(Dollars in thousands)	Minimum Future
Year	Lease Payments

2004	$2,151
2005	1,829
2006	1,750
2007	1,690
2008	1,468
Thereafter	10,932

Total	$19,820

     Rental expense for all operating leases was $2,143,000, $1,969,000, and $1,712,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

     On August 22, 2003, the lawsuit against the Company entitled Walter L. West, dba Walter West Construction Co. v. Jeffrey Teeny, Stephen L. Stoelk, Shauna L. Stoelk, B.A.S.S. Construction Co., Inc., and West Coast Bancorp was dismissed by the plaintiff voluntarily. In doing so, the plaintiff indicated that the action would be re-filed in another county. The plaintiff has not yet re-filed.

     Bancorp is periodically party to other litigation arising in the ordinary course of business. Based on information currently known to management, although there are uncertainties inherent in litigation, we do not believe there is any legal action to which Bancorp or any of its subsidiaries is a party that, individually or in the aggregate, will have a materially adverse effect on Bancorp’s financial condition and results of operations.

9.     INCOME TAXES

     The provision (benefit) for income taxes for the last three years consisted of the following:

	Year ended December 31,

(Dollars in thousands)	2003	2002	2001

Current
Federal	$8,348	$7,255	$5,979
State	1,699	1,484	1,058

	10,047	8,739	7,037
Deferred
Federal	(591)	(208)	(291)
State	(118)	(43)	(51)

	(709)	(251)	(342)
Total
Federal	7,757	7,463	5,688
State	1,581	1,527	1,007

Total	$9,338	$8,990	$6,695

     Net deferred taxes are included in other assets on the Company’s balance sheet. The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2003 and 2002 are presented below:

	December 31,

(Dollars in thousands)	2003	2002

Deferred tax assets:
Allowance for loan loss	$7,124	$6,486
Net unrealized loss on derivatives-Swap	264	361
Deferred employee benefits	878	484
Other	128	—

Total deferred tax assets	8,394	7,331
Deferred tax liabilities:
Accumulated depreciation	1,243	1,280
Federal Home Loan Bank stock dividends	1,987	1,247
Net unrealized gains on investments available for sale	2,253	3,322
Intangible assets	162	280
Other	303	437

Total deferred tax liabilities	5,948	6,566

Net deferred tax assets	$2,446	$765

     The effective tax rate varies from the federal income tax statutory rate. The reasons for the variance are as follows:

	Year ended December 31,

(Dollars in thousands)	2003	2002	2001

Expected federal income tax provision (1)	$10,197	$9,518	$7,509
State income tax, net of federal income tax effect	1,029	992	920
Interest on obligations of state and political subdivisions exempt from federal tax	(1,144)	(1,293)	(1,200)
Investment tax credits	(520)	(480)	(171)
Bank owned life insurance	(285)	—	—
Other, net	61	253	(363)

Total	$9,338	$8,990	$6,695

(1)	Federal income tax provision applied at 35%.

10.     STOCKHOLDERS’ EQUITY AND REGULATORY REQUIREMENTS

     Authorized capital of Bancorp includes 10,000,000 shares of Preferred Stock no par value, none of which were issued at December 31, 2003, or 2002. No stock dividend was declared in 2003, 2002, or 2001.

     In July 2000, Bancorp announced a stock repurchase program that was expanded in September 2000, June 2001, and again in September of 2002. Under this plan, the Company can buy up to 2.88 million shares of the Company’s common stock. The Company intends to use existing funds and/or long-term borrowings to finance the repurchases. Total shares available for repurchase under this plan are 320,000 at December 31, 2003. The following table presents information with respect to Bancorp’s July 2002 stock repurchase program.

			Average cost per
(Shares and dollars in thousands)	Shares repurchased in period	Cost of shares repurchased	share

Year ended 2000	573	$5,264	$9.19
Year ended 2001	534	6,597	12.35
Year ended 2002	866	13,081	15.11
Year ended 2003	587	10,461	17.81

Plan to date total	2,560	$35,403	$13.83

     The Federal Reserve and FDIC have established minimum requirements for capital adequacy for bank holding companies and member banks. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and its significant bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items. The Federal Reserve and FDIC risk based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk weighted assets of at least 4%, and a ratio of total capital to total risk weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total average assets less intangibles is required to be at least 3%. Well capitalized guidelines require banks and bank holding companies to maintain tier one capital of at least 6%, total risk based capital of at least 10% and a leverage ratio of at least 5%. Bancorp and its bank subsidiary’s capital components, classification, risk weightings and other factors are also subject to qualitative judgements by regulators. Failure to meet minimum capital requirements can initiate certain action by regulators that, if undertaken, could have a material effect on Bancorp’s financial statements. As of December 31, 2003, Bancorp and its subsidiary bank are considered “Well Capitalized” under current risk based capital regulatory guidelines. Management believes that no events or changes in conditions have subsequently occurred which would significantly change Bancorp’s capital position. Under the restrictions of maintaining adequate minimum capital, as of December 31, 2003, the Bank could have declared dividends totaling $45.2 million without obtaining prior regulatory approval.

     The following table presents selected risk adjusted capital information as of December 31, 2003 and 2002:

	2003				2002

			Amount	Percent			Amount	Percent
			Required For	Required For			Required For	Required For
			Minimum	Minimum			Minimum	Minimum
			Capital	Capital			Capital	Capital
	Actual		Adequacy	Adequacy	Actual		Adequacy	Adequacy

(Dollars in thousands)	Amount	Ratio	Amount		Amount	Ratio	Amount

Tier 1 Capital
West Coast Bancorp	$156,116	10.62%	$58,824	4%	$140,095	10.10%	$55,474	4%
West Coast Bank	144,583	9.84%	58,768	4%	133,958	9.66%	55,467	4%
Total Capital
West Coast Bancorp	$174,246	11.85%	$117,648	8%	$156,933	11.32%	$110,947	8%
West Coast Bank	162,713	11.07%	117,536	8%	150,796	10.87%	110,933	8%
Leverage Ratio
West Coast Bancorp	$156,116	9.45%	$49,546	3%	$140,095	9.19%	$45,725	3%
West Coast Bank	144,583	8.75%	49,544	3%	133,958	8.78%	45,748	3%

11.     BALANCES WITH THE FEDERAL RESERVE BANK

     The Bank is required to maintain cash reserves or deposits with the Federal Reserve Bank equal to a percentage of reservable deposits. The average required reserves for the Bank were $6.7 million during 2003 and $8.8 million in 2002.

12.     EARNINGS PER SHARE

The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

		Weighted Average
	Net Income	Shares	Per Share Amount
(Dollars and shares in thousands)	For the year ended December 31, 2003

Basic earnings	$19,797	15,077	$1.31
Stock options		561
Restricted stock		36

Diluted earnings	$19,797	15,674	$1.26

	For the year ended December 31, 2002

Basic earnings	$18,203	15,575	$1.17
Stock options		450
Restricted stock		44

Diluted earnings	$18,203	16,069	$1.13

	For the year ended December 31, 2001

Basic earnings	$14,760	16,126	$0.92
Stock options		280
Restricted stock		47

Diluted earnings	$14,760	16,453	$0.90

     Bancorp, for the periods reported, had no reconciling items between net income and income available to common stockholders. Shares of 0, 171,000, and 572,000 having an antidilutive effect on earnings per share have been excluded from calculations in 2003, 2002 and 2001, respectively.

13.     COMPREHENSIVE INCOME

     The following table displays the components of other comprehensive income for the last three years:

	Year ended December 31,

(Dollars in thousands)	2003	2002	2001

Net income as reported	$19,797	$18,203	$14,760
Unrealized gains (losses) on securities:
Unrealized holding (losses) gains arising during the year	(2,528)	4,477	3,695
Tax benefit (provision)	994	(1,759)	(1,452)

Unrealized holding (losses) gains arising during the year, net of tax	(1,534)	2,718	2,243
Unrealized gains (losses) on derivative- cash flow hedges	246	(919)	—
Tax (provision) benefit	(97)	361	—

Unrealized gains (losses) on derivative- cash flow hedges, net of tax	149	(558)	—
Less: Reclassification adjustment for gains on sales of securities	(192)	—	—
Tax provision	75	—	—

Net realized gains, net of tax	(117)	—	—

Total comprehensive income	$18,295	$20,363	$17,003

14.     CERTIFICATES OF DEPOSIT

     Included in certificates of deposit are certificates in denominations of $100,000 or greater, totaling $130.6 million and $133.3 million at December 31, 2003 and 2002, respectively. Interest expense relating to certificates of deposit in denominations of $100,000 or greater was $4.7 million, $6.8 million and $6.2 million for the years ended December 31, 2003, 2002 and 2001, respectively. Maturity amounts on Bancorp’s certificates of deposit include $226.2 million in 2003, $103.0 million in 2004, $26.1 million in 2005, $4.0 in 2006, and $11.3 million in 2007, with $.7 million due thereafter. Included in the maturity amounts are $7 million in variable rate certificates of deposit that reprice monthly with maturities in the first quarter of 2004.

15.     EMPLOYEE BENEFIT PLANS

     West Coast Bancorp employee benefits include a plan established under section 401(k) of the Internal Revenue Code for certain qualified employees (the “401(k) plan”). Employee contributions up to 15 percent of salaries under the Internal Revenue Code guidelines can be made under the 401(k) plan, of which Bancorp matches 50 percent of the employees’ contributions up to a maximum of 6 percent of the employees’ salary. Bancorp may also elect to make discretionary contributions to the plan. Employees vest immediately in their own contributions and earnings thereon and vest in Bancorp’s contributions over five years of eligible service. Bancorp has merged previously acquired companies’ plans into its own plan. Bancorp’s expenses totaled $523,000, $491,000 and $395,000 for 2003, 2002, and 2001, respectively, none of which were discretionary.

     Bancorp provides a non-qualified Deferred Compensation Plan for Directors and a non-qualified Deferred Compensation Plan for Executive Officers (“Deferred Compensation Plans”) as supplemental benefit plans which permit directors and selected officers to elect to defer receipt of all or any portion of their future salary, bonus or directors’ fees. In addition, the Deferred Compensation Plans restore benefits lost by employees under the 401(k) plan due to specified Internal Revenue Code restrictions on the maximum benefits that may be paid under those plans. All contributions are invested at the participants’ direction among a variety of investment alternatives. Amounts contributed to these plans to restore benefits otherwise limited by the Internal Revenue Code restrictions have been included in the 401(k) plan contribution expense reported in the previous paragraph. A deferred compensation liability of $1.9 million and $1.4 million was accrued as of December 31, 2003 and 2002, respectively.

     Bancorp has multiple deferred compensation contracts and supplemental executive retirement plans with former and current executives. The following table reconciles the accumulated liability for the benefit obligation of these contracts:

	Year ended December 31,

(Dollars in thousands)	2003	2002

Beginning balance	$448	$391
Benefit expense	172	201
Benefit payments	(193)	(144)

Ending balance	$427	$448

     Bancorp’s deferred compensation contracts and supplemental executive retirement plans are unfunded plans and have no plan assets. The benefit obligation represents the vested net present value of future payments to individuals under the deferred compensation contracts. Bancorp’s deferred compensation benefit expense, as specified in the plans, for the entire year 2004 is expected to be $407,000. The benefits expected to be paid are presented in the following table:

Benefits expected
(Dollars in thousands)	to be paid

2004	$96
2005	36
2006	36
2007	36
2008	89
2009 through 2013	799

16.     STOCK PLANS

     Bancorp’s stock option plans include the 2002 Stock Incentive Plan (2002 Plan), 1999 Stock Option Plan (1999 Plan), the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (1991 Plan), the 1995 Directors Stock Option Plan (1995 Plan), the 1989 and 1985 Non-Qualified Stock Option Plans and the 1989 and 1985 Qualified Stock Option Plans (1985 and 1989 Plans). At December 31, 2003, the 2002 Plan had 972,000 shares available for future grants. No additional grants may be made under plans other than the 2002 Plan.

     All stock options have an exercise price that is equal to the fair market value of Bancorp’s stock on the date the options were granted. Options granted under the 2002 Plan are generally exercisable over a three-year period. Options previously issued under the 1999 or prior plans are fully vested.

						2001
		2003		2002		Weighted
	2003 Common	Weighted	2002 Common	Weighted	2001 Common	Avg. Ex.
	Shares	Avg. Ex. Price	Shares	Avg. Ex. Price	Shares	Price

Balance, beginning of year	1,935,937	$11.53	1,768,126	$10.65	1,591,980	$10.55
Granted	277,530	16.47	364,895	14.71	500,890	10.45
Exercised	(290,920)	9.84	(164,159)	8.82	(137,587)	7.96
Forfeited	(53,749)	13.20	(32,925)	12.80	(187,157)	11.34

Balance, end of year	1,868,798	$12.48	1,935,937	$11.53	1,768,126	$10.65

Exercisable, end of year	1,279,856		1,179,215		1,048,653
Avg. fair value of options granted		$3.40		$3.25		$3.75

     As of December 31, 2003, outstanding stock options consist of the following:

			Options	Weighted Avg.	Weighted Avg.	Options	Weighted Avg.
Exercise Price Range			Outstanding	Exercise Price	Remaining Life	Exercisable	Exercise Price

	$4.42 -	$9.20	428,273	$8.77	5.60	425,918	$8.77
	9.26 -	10.28	394,380	10.18	7.15	266,194	10.14
	10.71 -	14.60	322,371	12.79	5.21	318,857	12.78
	14.67 -	15.64	367,220	14.80	8.00	154,113	14.93
	16.24 -	21.18	356,554	16.81	8.14	114,774	17.39

Total			1,868,798	$12.48	6.82	1,279,856	$11.57

16.     STOCK PLANS, (Continued)

     Bancorp accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized. See footnote 1, “ Summary of significant accounting policies”, for further information.

     The average fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the assumptions used in the fair value calculation:

	Non-Qualified Director Options			Employee Options

	2003	2002	2001	2003	2002	2001

Risk Free interest rates	2.95%	4.52%	4.74%	2.32%-3.21%	2.70%-4.77%	4.02%-5.09%
Expected dividend	1.80%	2.25%	1.99%	1.80%	2.25%	1.99%
Expected lives, in years	5	5	5	5	5	5
Expected volatility	23%	23%	41%	23%	23%	41%

     Bancorp grants restricted stock periodically as a part of the 2002 Plan for the benefit of employees and directors. At December 31, 2003, there were 113,000 shares authorized for restricted stock grants under this plan and 11,597 shares remained available for restricted stock grants. Restricted stock grants are made at the discretion of the Board of Directors, except with regard to grants to Bancorp’s Section 16 officers, which are made at the discretion of the Board’s Compensation and Personnel Committee. Restricted shares issued currently vest over three years. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period which is currently three years for all grants issued. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested. The restriction is based upon continuous service. Restricted stock consists of the following for the years ended December 31, 2003, 2002 and 2001:

		Average		Average		Average
	2003 Restricted	Market Price	2002 Restricted	Market Price	2001 Restricted	Market Price
	Shares	at Grant	Shares	at Grant	Shares	at Grant

Balance, beginning of year	86,359		115,166		140,598
Granted	77,650	$16.45	24,700	$15.25	34,150	$12.50
Forfeited/vested	(59,759)		(53,507)		(59,582)

Balance, end of year	104,250		86,359		115,166

     The balance of unearned compensation related to these restricted shares as of December 31, 2003 and 2002 was $1.24 million and $.7 million respectively. Total compensation and professional expense recognized for the restricted shares granted to employees and directors was $679,000, $566,000 and $582,000 in 2003, 2002 and 2001, respectively.

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

     Bank owned life insurance – The carrying amount is the cash surrender value of all policies.

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

     Junior subordinated debentures and mandatorily redeemable trust preferred securities — The carrying amount for the variable rate junior subordinated debentures and trust preferred securities is a reasonable estimate of fair value given the quarterly repricing characteristics. The fair value of the fixed rate junior subordinated debentures and trust preferred securities approximates the pricing of a preferred security offering at current market prices.

     Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees — The majority of our commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the borrower or us, they only have value to the borrower and us. The estimated fair value approximates the recorded deferred fee amounts and is excluded from the following tables.

17.     FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

     The estimated fair values of financial instruments at December 31, 2003 are as follows:

(Dollars in thousands)	Carrying Value	Fair Value

FINANCIAL ASSETS:
Cash and cash equivalents	$63,504	$63,504
Trading assets	991	991
Investment securities	321,970	321,970
Net Loans (net of allowance for loan losses and including loans held for sale)	1,207,479	1,226,483
Bank owned life insurance	18,062	18,062
FINANCIAL LIABILITIES:
Deposits	$1,404,859	$1,407,619
Short-term borrowings	5,027	5,027
Long-term borrowings	78,000	82,190
Junior subordinated debentures-variable	12,500	12,500
Junior subordinated debentures-fixed	7,500	7,542
Derivative instruments - Swaps	748	748

     The estimated fair values of financial instruments at December 31, 2002 are as follows:

(Dollars in thousands)	Carrying Value	Fair Value

FINANCIAL ASSETS:
Cash and cash equivalents	$57,733	$57,733
Trading assets	967	967
Investment securities	266,407	266,407
Net Loans (net of allowance for loan losses and including loans held for sale)	1,154,001	1,202,099
Bank owned life insurance	1,757	1,757
FINANCIAL LIABILITIES:
Deposits	$1,266,453	$1,272,281
Short-term borrowings	9,902	9,902
Long-term borrowings	98,000	103,392
Mandatorily redeemable trust preferred securities - variable	12,500	12,500
Derivative instruments - Swaps	957	957

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

     The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. As of December 31, 2003, outstanding commitments consist of the following:

Contract or
(Dollars in thousands)	Notional Amount

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial construction or land development	$65,144
Revolving open-end lines secured by 1-4 family residential properties	94,881
Credit card lines	29,121
Other	233,237
Standby letters of credit and financial guarantees	4,160

Total	$426,543

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

     Interest rates on residential one- to -four family mortgage loan applications are typically rate locked during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days. These loans are locked with various qualified investors under a best-efforts delivery program. The Company makes every effort to deliver these loans before their rate locks expire. This arrangement generally requires the Bank to deliver the loans prior to the expiration of the rate lock. Delays in funding the loans can require a lock extension. The cost of a lock extension at times is borne by the borrower and at times by the Bank. These lock extension costs paid by the Company are not expected to have a material impact to operations. This activity is managed daily.

18.     FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (continued)

     Financial instruments held or issued for asset and liability management purposes.

     Bancorp currently uses single interest-rate swaps to convert its variable rate trust preferred securities to fixed rates. These swaps have been entered into concurrently with the issuance of the trust preferred securities. These swaps are accounted for as cash flow hedges under SFAS No. 133. The swaps possess a term equal to the non-callable term of the trust preferred securities, with a fixed pay rate and a receive rate indexed to rates paid on the trust preferred securities and a notional amount equal to the amount of the trust preferred securities being hedged. The specific terms and notional amount of the swaps exactly match those of the trust preferred securities being hedged with the exception that the trust preferred securities have an interest rate cap of 12.5%. As such the swaps are not considered to be 100% effective and changes in the fair value of the hedge are recorded in other comprehensive income and the measure of the ineffective portion is recorded in other expense on the statement of income. For the years ended December 31, 2003 and 2002 the expense recognized for hedge ineffectiveness was $37,000 and $39,000, respectively. The floating rate combined with the cash flow hedge created a synthetic fixed rate debt instrument. The unrealized loss on the cash flow hedge approximated the unrealized loss the Company would have incurred if it had issued a fixed rate debt instrument.

     The notional amount of the swaps is $12.5 million at December 31, 2003. These swaps have a term of 5 years expiring June 2007 and December 2006, respectively. The Company intends to use the swaps as a hedge of the related debt for 5 years. The periodic settlement date of the swap results in reclassifying as earnings the gains or losses that are reported in accumulated other comprehensive income. The estimated amount of existing unrealized gains that will be reclassified into earnings in 2004 is approximately $277,000. The fair value of Bancorp’s swaps recorded in other liabilities was $748,000 at December 31, 2003 and $957,000 at December 31, 2002.

19.     PARENT COMPANY ONLY FINANCIAL DATA

     The following sets forth the condensed financial information of West Coast Bancorp on a stand-alone basis:

WEST COAST BANCORP
UNCONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)	2003	2002

Assets:
Cash and cash equivalents	$10,514	$5,104
Investment in subsidiaries	151,796	142,815
Other assets	619	—

Total assets	$162,929	$147,919

Liabilities and stockholders’ equity:
Junior subordinated debentures	$20,000	$12,500
Other liabilities	2,876	2,032

Total liabilities	22,876	14,532
Stockholders’ equity	140,053	133,387

Total liabilities and stockholders’ equity	$162,929	$147,919

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (Dollars in thousands)	2003	2002	2001

Income:
Cash dividends from subsidiaries	$10,000	$2,320	$12,384
Other income from the subsidiaries	7	94	56
Other income	10	10	1

Total income	10,017	2,424	12,441
Expenses:
Interest expense	758	497	9
Other expense	—	2	7

Total expense	758	499	16
Income before income taxes and equity in undistributed earnings of the bank	9,259	1,925	12,425
Income tax expense (benefit)	286	158	(16)

Net income before equity in undistributed earnings of the bank	9,545	2,083	12,409
Equity in undistributed earnings of the bank	10,252	16,120	2,351

Net income	$19,797	$18,203	$14,760

19. PARENT COMPANY ONLY FINANCIAL DATA (Continued)

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF CASH FLOW

Year ended December 31 (Dollars in thousands)	2003	2002	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$19,797	$18,203	$14,760
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(10,252)	(16,120)	(2,351)
(Increase) decrease in other assets	(619)	3,211	(2,730)
Increase in other liabilities	844	625	138
Tax benefit associated with stock options	732	301	185

Net cash provided by operating activities	10,502	6,220	10,002
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of junior subordinated debentures	7,500	7,500	5,000
Net proceeds from issuance of common stock	2,349	1,148	813
Repurchase of common stock	(10,461)	(13,081)	(6,597)
Dividends paid and cash paid for fractional shares	(4,928)	(4,699)	(4,465)
Other, net	448	565	306

Net cash used in financing activities	(5,092)	(8,567)	(4,943)
Net increase (decrease) in cash and cash equivalents	5,410	(2,347)	5,059
Cash and cash equivalents at beginning of year	5,104	7,451	2,392

Cash and cash equivalents at end of year	$10,514	$5,104	$7,451

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

	As of and for the year ended
	December 31, 2003

(Dollars in thousands)	Banking	Other	Intersegment	Consolidated

Interest income	$89,601	$91	$(14)	$89,678
Interest expense	19,895	758	(14)	20,639

Net interest income (expense)	69,706	(667)	—	69,039

Provision for loan loss	3,800	—	—	3,800
Noninterest income	20,405	1,886	(245)	22,046
Noninterest expense	56,401	1,994	(245)	58,150

Income (loss) before income taxes	29,910	(775)	—	29,135
Provision (benefit) for income taxes	9,637	(299)	—	9,338

Net income (loss)	$20,273	$(476)	$—	$19,797

Depreciation and amortization	$3,180	$4	$—	$3,184
Assets	$1,660,072	$14,632	$(11,822)	$1,662,882
Loans, net	$1,202,750	$—	$—	$1,202,750
Deposits	$1,416,287	$—	$(11,428)	$1,404,859
Equity	$148,490	$(8,437)	$—	$140,053

	As of and for the year ended
	December 31, 2002

(Dollars in thousands)	Banking	Other	Intersegment	Consolidated

Interest income	$95,937	$684	$(593)	$96,028
Interest expense	28,139	986	(593)	28,532

Net interest income (expense)	67,798	(302)	—	67,496

Provision for loan loss	4,979	—	—	4,979
Noninterest income	17,161	1,688	(155)	18,694
Noninterest expense	52,467	1,706	(155)	54,018

Income (loss) before income taxes	27,513	(320)	—	27,193
Provision (benefit) for income taxes	9,120	(130)	—	8,990

Net income (loss)	$18,393	$(190)	$—	$18,203

Depreciation and amortization	$3,582	$1	$—	$3,583
Assets	$1,530,746	$7,940	$(6,359)	$1,532,327
Loans, net	$1,143,077	$12,887	$(12,887)	$1,143,077
Deposits	$1,272,467	$—	$(6,014)	$1,266,453
Equity	$139,702	$(6,315)	$—	$133,387

20. SEGMENT AND RELATED INFORMATION (Continued)

	As of and for the year ended
	December 31, 2001

(Dollars in thousands)	Banking	Other	Intersegment	Consolidated

Interest income	$100,179	$164	$(66)	$100,277
Interest expense	40,619	19	(66)	40,572

Net interest income	59,560	145	—	59,705

Provision for loan loss	3,282	—	—	3,282
Noninterest income	15,431	1,750	(150)	17,031
Noninterest expense	50,515	1,634	(150)	51,999

Income before income taxes	21,194	261	—	21,455
Provision for income taxes	6,594	101	—	6,695

Net income	$14,600	$160	$—	$14,760

Depreciation and amortization	$4,076	$1	$—	$4,077
Assets	$1,434,315	$10,230	$(8,844)	$1,435,701
Loans, net	$1,069,798	$5,155	$(5,155)	$1,069,798
Deposits	$1,179,772	$—	$(8,339)	$1,171,433
Equity	$121,492	$7,298	$—	$128,790

]

21. QUARTERLY FINANCIAL INFORMATION (unaudited)

(Dollars in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

2003
Interest income	$22,548	$22,523	$22,209	$22,399
Interest expense	5,850	5,289	4,874	4,627

Net interest income	16,698	17,234	17,335	17,772
Provision for loan loss	850	850	875	1,225
Noninterest income	4,982	5,840	5,794	5,429
Noninterest expense	13,684	14,827	14,847	14,792

Income before income taxes	7,146	7,397	7,407	7,184
Provision for income taxes	2,427	2,398	2,362	2,150

Net income	$4,719	$4,999	$5,045	$5,034

Earnings per common share:
Basic	$0.31	$0.33	$0.33	$0.34
Diluted	$0.30	$0.32	$0.32	$0.32

(Dollars in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

2002
Interest income	$23,658	$23,859	$24,882	$23,629
Interest expense	7,599	7,013	7,504	6,416

Net interest income	16,059	16,846	17,378	17,213
Provision for loan loss	878	1,442	1,467	1,192
Noninterest income	5,215	4,510	4,264	4,705
Noninterest expense	13,964	13,087	13,183	13,784

Income before income taxes	6,432	6,827	6,992	6,942
Provision for income taxes	2,189	2,303	2,339	2,159

Net income	$4,243	$4,524	$4,653	$4,783

Earnings per common share:
Basic	$0.27	$0.29	$0.30	$0.31
Diluted	$0.26	$0.28	$0.29	$0.30

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Our management has evaluated, with the participation and under the supervision of our chief executive officer (“CEO”) and chief financial officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

     No change in the Company’s internal control over financial reporting occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning directors and executive officers of Bancorp required to be included in this item is set forth under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Management” in Bancorp’s Proxy Statement for its 2004 Annual Meeting of Stockholders to be filed within 120 days of Bancorp’s fiscal year end of December 31, 2003 (the “Proxy Statement”), and is incorporated into this report by reference.

Audit and Compliance Committee

     Bancorp has a separately-designated standing Audit and Compliance Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit and Compliance Committee are Steven Spence (Chair), Lloyd D. Ankeny, Duane C. McDougall, J. F. Ouderkirk, and Nancy Wilgenbusch, each of whom is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee Financial Expert

     Bancorp’s Board of Directors has determined that Duane C. McDougall, an Audit and Compliance Committee member, is an audit committee financial expert as defined in Item 401(h) of Regulation S-K of the Exchange Act and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

     We have adopted a code of ethics (the “Code of Ethics”), for our CEO, CFO principal accounting officer, and persons performing similar functions, entitled the West Coast Bancorp Code of Ethics for Senior Financial Officers. The Code of Ethics is available on our website at www.wcb.com under the tab for investor relations. Stockholders may request a free copy of the Code of Ethics from:

West Coast Bancorp Attention: Secretary 5335 S.W. Meadows Road, Suite 201 Lake Oswego, Oregon 97035 (503) 684-0884

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive and director compensation required by this item is set forth under the headings “Executive Compensation,” “Management” and “Election of Directors — Compensation of Directors” in the Proxy Statement and is incorporated into this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

     Information concerning the security ownership of certain beneficial owners and management required by this item is set forth under the headings “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated into this report by reference.

Equity Compensation Plan Information

     Information concerning Bancorp’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, required by this item is set forth under the heading “Executive Compensation — Equity Compensation Plan Information” in the Proxy Statement and is incorporated into this report by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions required by this item is set forth under the heading “Transactions with Management” in the Proxy Statement and is incorporated into this report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning fees paid to our accountants required by this item is included under the heading “Independent Auditors — Fees Paid to Independent Auditors” in the Proxy Statement and is incorporated into this report by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	Financial Statements:

The financial statements and related documents listed in the Index set forth in Item 8 of this report are filed as part of this report.

(2)	Financial Statements Schedules:

All other schedules to the consolidated financial statements are omitted because they are not applicable or not material or because the information is included in the consolidated financial statements or related notes in Item 8 above.

(3)	Exhibits:

Exhibits to this report are listed in the Index to Exhibits immediately following the signature page.

(b)	Reports on Form 8-K:

During the three months ended December 31, 2003, Bancorp filed a current report on Form 8-K dated October 20, 2003, reporting a temporary suspension of trading by employees related to a black-out period under Bancorp’s 401(k) Plan.

(c)	Exhibits:

The response to this portion of Item 15 is submitted as a separate section of this report entitled “Index to Exhibits.”

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 24th day of February, 2004.

WEST COAST BANCORP

     (Registrant)

By:	/s/ Robert D. Sznewajs

President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 24th day of February, 2004.

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

/s/ Michael J. Bragg Michael J. Bragg

/s/ William B. Loch William B. Loch

/s/ Jack E. Long Jack E. Long

/s/ Duane C. McDougall Duane C. McDougall

/s/ Steven Oliva Steven Oliva

/s/ J.F. Ouderkirk J.F. Ouderkirk

/s/ Steven Spence Steven Spence

/s/ Nancy Wilgenbusch Nancy Wilgenbusch

INDEX TO EXHIBITS

Exhibit No.	Exhibit

3.1	Restated Articles of Incorporation.

3.2	Restated Bylaws.

4	The Company has incurred long-term indebtedness as to which the amount involved is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish instruments relating to such indebtedness to the Commission upon its request.

10.1	Form of Indemnification Agreement for all directors and executive officers. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.*

10.2	Change in Control Agreement between the Company and Robert D. Sznewajs dated January 1, 2004.*

10.3	Change in Control Agreement between the Company and Anders Giltvedt dated January 1, 2004.*

10.4	Change in Control Agreement between the Company and Xandra McKeown dated January 1, 2004.*

10.5	Change in Control Agreement between the Company and James D. Bygland dated January 1, 2004.*

10.6	Change in Control Agreement between the Company and David Prysock dated January 1, 2004.*

10.7	401(k) Profit Sharing Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-01649) filed March 12, 1996.*

10.8	Directors’ Deferred Compensation Plan. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-104835) filed April 30, 2003 (the “April 2003 S-8”).*

10.9	Executives’ Deferred Compensation Plan. Incorporated by reference to Exhibit 4.4 to the April 2003 S-8.*

10.10	Combined 1991 Incentive Stock Option Plan and 1991 Nonqualified Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-01651) filed March 12, 1996.*

10.11	Directors’ Stock Option Plan and Form of Agreement. Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 033-60259) filed June 15, 1995 (the “1995 S-8”).*

10.12	Incentive Stock Option Plan and Form of Agreement. Incorporated by reference to Exhibits 99.3 and 99.4 to the 1995 S-8.*

10.13	Nonqualified Stock Option Plan and Form of Agreement. Incorporated by reference to Exhibits 99.5 and 99.6 to the 1995 S-8.*

10.14	1999 Stock Option Plan and Form of Agreement. Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-86113) filed August 30, 1999.*

10.15	2000 Restricted Stock Plan. Incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-35208) filed April 20, 2000.*

10.16	1999 Director Stock Option Plan and Form of Agreement. Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-35318) filed April 21, 2000.*

10.17	2002 Stock Incentive Plan and Forms of Option Agreement and Restricted Stock Agreement. Incorporated by reference to Exhibits 10.1, 10.2 and 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.*

10.18	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Robert D. Sznewajs dated August 1, 2003.*

10.19	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Anders Giltvedt dated August 1, 2003.*

______________________________

*	Indicates a management contract or compensatory plan, contract or arrangement.

INDEX TO EXHIBITS (continued)

10.20	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Xandra McKeown dated August 1, 2003.*

10.21	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and James D. Bygland dated August 1, 2003.*

10.22	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and David Prysock dated August 1 2003.*

21	Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer under Rule 13(a) - 14(a).

31.2	Certification of Chief Financial Officer under Rule 13(a) - 14(a).

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 18 U.S.C. Section 1350.

______________________________

*	Indicates a management contract or compensatory plan, contract or arrangement.