Form 10-Q
period 2004-03-31
WEST COAST BANCORP /NEW/OR/
filed 2004-05-10
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

Commission file number 0-10997

WEST COAST BANCORP

(Exact name of registrant as specified in its charter)

Oregon	93-0810577
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5335 Meadows Road — Suite 201
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

     The number of shares of Registrant’s Common Stock outstanding on April 30, 2004 was 15,038,178.

WEST COAST BANCORP
FORM 10-Q

PART I. Financial Information

Item 1. Financial Statements

WEST COAST BANCORP

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Dollars and shares in thousands)	2004	2003
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$46,522	$59,956
Interest-bearing deposits in other banks	2	38
Federal funds sold	4,858	3,510

Total cash and cash equivalents	51,382	63,504
Trading assets	1,025	991
Investment securities available for sale, at fair value (amortized cost: $308,995 and $316,237)	316,410	321,970
Loans held for sale	5,419	4,729
Loans	1,260,771	1,220,881
Allowance for loan losses	(18,685)	(18,131)

Loans, net	1,242,086	1,202,750
Premises and equipment, net	26,644	27,176
Intangible assets, net	778	865
Bank owned life insurance	18,286	18,062
Other assets	21,971	22,835

Total assets	$1,684,001	$1,662,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$325,513	$316,611
Savings and interest-bearing demand	734,337	742,280
Certificates of deposit	320,270	345,968

Total deposits	1,380,120	1,404,859
Short-term borrowings	39,739	5,027
Long-term borrowings	83,000	78,000
Junior subordinated debentures	26,000	20,000
Other liabilities	12,028	14,943

Total liabilities	1,540,887	1,522,829
Commitments and contingent liabilities (note 7)
STOCKHOLDERS’ EQUITY:
Preferred stock: no par value, none issued; 10,000 shares authorized	—	—
Common stock: no par value, 55,000 shares authorized; 15,025 and 15,076 shares issued and outstanding, respectively	18,782	18,845
Additional paid-in capital	64,583	66,462
Retained earnings	56,809	52,916
Unearned compensation	(1,075)	(1,242)
Accumulated other comprehensive income	4,015	3,072

Total stockholders’ equity	143,114	140,053

Total liabilities and stockholders’ equity	$1,684,001	$1,662,882

See notes to consolidated financial statements.

WEST COAST BANCORP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,
(In thousands, except per share amounts)	2004	2003
INTEREST INCOME:
Interest and fees on loans	$18,936	$19,494
Interest on taxable investment securities	2,706	2,211
Interest on nontaxable investment securities	776	831
Interest on deposits in other banks	3	4
Interest on federal funds sold	11	8

Total interest income	22,432	22,548
INTEREST EXPENSE:
Savings and interest-bearing demand	803	1,288
Certificates of deposit	1,948	2,899
Short-term borrowings	111	140
Long-term borrowings	928	1,262
Junior subordinated debt and mandatorily redeemable trust preferred securities	405	261

Total interest expense	4,195	5,850

NET INTEREST INCOME	18,237	16,698
Provision for loan losses	900	850

Net interest income after provision for loan losses	17,337	15,848
NONINTEREST INCOME:
Service charges on deposit accounts	1,855	1,672
Other service charges, commissions and fees	1,706	1,392
Trust revenue	500	414
Gain on sales of loans	913	1,142
Bank owned life insurance	224	110
Other	310	60
Gain on sales of securities	—	192

Total noninterest income	5,508	4,982
NONINTEREST EXPENSE:
Salaries and employee benefits	8,920	7,830
Equipment	1,301	1,216
Occupancy	1,573	1,181
Check and other transaction processing	629	675
Professional fees	414	501
Courier and postage	466	509
Marketing	492	290
Other loan expense	190	447
Communications	290	286
Other taxes and insurance	190	182
Printing and office supplies	176	140
Other noninterest expense	547	427

Total noninterest expense	15,188	13,684

INCOME BEFORE INCOME TAXES	7,657	7,146
PROVISION FOR INCOME TAXES	2,486	2,427

NET INCOME	$5,171	$4,719

Basic earnings per share	$0.35	$0.31
Diluted earnings per share	$0.33	$0.30
Weighted average common shares	14,943	15,147
Weighted average diluted shares	15,642	15,611

See notes to consolidated financial statements.

WEST COAST BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
(Dollars in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,171	$4,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,030	691
Deferred income tax expense (benefit)	364	(155)
Amortization of intangibles	87	89
Provision for loan losses	900	850
Decrease (increase) in interest receivable	53	(143)
Decrease in other assets	447	934
Gain on sale of available for sale securities	—	(192)
Gain on sales of loans	913	1,142
Origination of loans held for sale	(43,816)	(42,214)
Proceeds from sales of loans held for sale	42,213	43,068
Increase in interest payable	111	109
(Decrease) increase in other liabilities	(3,026)	4,129
Increase in cash surrender value of bank owned life insurance	(224)	(110)
Stock based compensation expense	167	159
Tax benefit associated with stock options	336	55
(Increase) decrease in trading assets	(34)	11

Net cash provided by operating activities	4,692	13,142
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	10,467	23,520
Proceeds from sales of available for sale securities	—	4,158
Purchase of available for sale securities	(3,964)	(25,800)
Purchase of bank owned life insurance	—	(12,000)
Loans made to customers greater than principal collected on loans	(40,236)	(14,768)
Net capital expenditures	(498)	(252)

Net cash used in investing activities	(34,231)	(25,142)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest bearing transaction accounts	959	4,681
Net (decrease) increase in certificates of deposit	(25,698)	1,341
Proceeds from issuance of junior subordinated debentures	6,000	—
Proceeds from issuance of long-term borrowings	5,000	—
Repayment of long-term borrowings	—	(15,000)
Net increase in short-term borrowings	34,712	28,430
Redemption and repurchase of common stock	(3,459)	(3,081)
Net proceeds from issuance of common stock	1,181	128
Dividends paid and cash paid for fractional shares	(1,278)	(1,174)

Net cash provided by financing activities	17,417	15,325

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,122)	3,325
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,504	57,733

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,382	$61,058

Supplemental cash flow information:
Cash paid in the period for:
Interest	$4,245	$5,741
Income taxes	$2,500	$1,000

See notes to consolidated financial statements.

WEST COAST BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Unearned	Comprehensive
(Shares and Dollars in thousands)	Shares	Amount	Capital	Earnings	Compensation	Income	Total
BALANCE, January 1, 2003	15,326	$19,158	$72,279	$38,047	$(671)	$4,574	$133,387
Comprehensive income:
Net income	—	—	—	19,797	—	—	19,797
Other comprehensive loss, net of tax:
Net unrealized investment/derivative losses	—	—	—	—	—	(1,502)	(1,502)

Other comprehensive loss, net of tax							(1,502)

Comprehensive income							$18,295

Cash dividends, $.32 per common share	—	—	—	(4,928)	—	—	(4,928)
Issuance of common stock- option plans	291	363	2,500	—	—	—	2,863
Redemption of common stock	(29)	(36)	(457)		27	—	(466)
Activity in Deferred Compensation Plan	(3)	(3)	(45)	—	—	—	(48)
Issuance of common stock- restricted stock plans	78	97	1,180	—	(1,277)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	679	—	679
Common stock repurchased and retired	(587)	(734)	(9,727)	—	—	—	(10,461)
Tax benefit associated with stock options	—	—	732	—	—	—	732

BALANCE, December 31, 2003	15,076	18,845	66,462	52,916	(1,242)	3,072	140,053
Comprehensive income:
Net income	—	—	—	5,171	—	—	5,171
Other comprehensive income, net of tax:
Net unrealized investment/derivative gains	—	—	—	—	—	943	943

Other comprehensive income, net of tax							943

Comprehensive income							$6,114

Cash dividends, $.085 per common share	—	—	—	(1,278)	—	—	(1,278)
Issuance of common stock- option plans	109	138	1,066	—	—	—	1,204
Redemption of common stock	(27)	(34)	(559)	—	—	—	(593)
Activity in deferred compensation plan	(1)	(1)	(22)	—	—	—	(23)
Amortization of deferred compensation restricted stock	—	—	—	—	167	—	167
Common stock repurchased and retired	(132)	(166)	(2,700)			—	(2,866)
Tax benefit associated with stock options	—	—	336	—	—	—	336

BALANCE, March 31, 2004	15,025	$18,782	$64,583	$56,809	$(1,075)	$4,015	$143,114

See notes to consolidated financial statements.

WEST COAST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”), which operates its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust, and Totten, Inc., after elimination of intercompany transactions and balances. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, West Coast Statutory Trust I, II, III, and IV are considered related parties to West Coast Bancorp and their financial results are not consolidated in West Coast Bancorp’s financial statements. Certain reclassifications of prior year amounts have been made to conform to current classifications. All significant intercompany balances and transactions have been eliminated in consolidation. The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Bancorp’s 2003 Annual Report on Form 10-K.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations and cash flows for the three months ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or other future periods.

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

     At March 31, 2004, Bancorp had multiple stock option plans. Bancorp accounts for its stock option plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, under which no compensation cost has been recognized in the periods presented. All options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method established in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied to all outstanding and unvested awards in each period.

	Three months ended
	March 31,
(Dollars in thousands, except per share data)	2004	2003
Net income, as reported	$5,171	$4,719
Deduct: Total stock-based compensation expense determined under fair value based method for all options, net of related tax effects	(158)	(194)

Pro forma net income	$5,013	$4,525

Earnings per share:
Basic-as reported	$0.35	$0.31
Basic-proforma	$0.34	$0.30
Diluted-as reported	$0.33	$0.30
Diluted-proforma	$0.32	$0.29

2. INVESTMENT SECURITIES

     The composition and carrying value of Bancorp’s investment portfolio is as follows:

	March 31,	December 31,
(Dollars in thousands)	2004	2003
Investments available for sale (At fair value)
U.S. Government agency securities	107,132	108,282
Corporate securities	24,625	24,101
Mortgage-backed securities	90,140	94,808
Obligations of state and political subdivisions	80,381	80,082
Equity and other securities	14,132	14,697

Total Investment Portfolio	$316,410	$321,970

     The following tables provide information on unrealized losses in the investment securities portfolio at March 31, 2004:

	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss less than	unrealized loss less than	Unrealized
(Dollars in thousands)	12 continuous months	12 continuous months	Gross Losses
U.S. Government agency securities	$8,636	$8,486	$(150)
Mortgage-backed securities	14,762	14,693	(69)
Obligations of state and political subdivisions	3,859	3,812	(47)
Other	5,000	4,765	(235)

Total	$32,257	$31,756	$(501)

	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss more than	unrealized loss more than	Unrealized
	12 continuous months	12 continuous months	Gross Losses
Mortgage-backed securities	$1,274	$1,257	$(17)

Total	$1,274	$1,257	$(17)

     The Company has one investment security with a 12 month or greater continuous unrealized loss in the investment portfolio at March 31, 2004. At March 31, 2004 there were approximately 21 securities with an unrealized loss of $.5 million, or an average loss of $24,000 per security. The impairment on these fixed income securities is due to an increase in interest rates subsequent to their purchase. The fair value of these securities will fluctuate as market interest rates change.

3. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2004	2003
Net income as reported	$5,171	$4,719
Unrealized gains on securities:
Unrealized holding gains arising during the period	1,682	797
Tax provision	(661)	(313)

Net unrealized gains on securities, net of tax	1,021	484
Less: Reclassification adjustment for realized gains on sales of securities	—	192
Tax provision	—	(75)

Net realized gains on sale of securities, net of tax	—	117
Unrealized (losses) on derivatives:
Unrealized holding (losses) on derivatives arising during the period	(128)	(53)
Tax benefit	50	37

Net unrealized holding (losses) from derivatives, net of tax	(78)	(16)

Total comprehensive income	$6,114	$5,070

     Bancorp currently uses two single interest-rate swaps to convert two variable rate Junior Subordinated Debt issuances to fixed rates. The two swaps entered into concurrently with the issuance of the junior subordinated debt are accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of Bancorp’s swaps was an unrealized loss of $.88 million at March 31, 2004 and $.75 million at December 31, 2003. This unrealized loss is reflected in other liabilities on the consolidated balance sheet, as well as in accumulated other comprehensive income in the consolidated statement of changes in stockholders’ equity.

4. EARNINGS PER SHARE

     The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations:

			Per Share
	Net Income	Weighted Average Shares	Amount
(Dollars and shares in thousands, except per share data)	Three months ended March 31, 2004
Basic earnings	$5,171	14,943	$0.35
Common stock equivalents from:
Stock options		659
Restricted stock		40

Diluted earnings	$5,171	15,642	$0.33

	Three months ended March 31, 2003
Basic earnings	$4,719	15,147	$0.31
Common stock equivalents from:
Stock options		424
Restricted stock		40

Diluted earnings	$4,719	15,611	$0.30

     For the periods reported, Bancorp had no reconciling items between net income and income available to common stockholders.

5. PREMISES AND EQUIPMENT

     The following table presents the amounts of premises and equipment:

(Dollars in thousands)	March 31, 2004	December 31, 2003
Land	$4,796	$4,796
Buildings and improvements	23,535	23,523
Furniture and equipment	24,251	24,103
Construction in progress	84	80

	52,666	52,502
Accumulated depreciation	(26,022)	(25,326)

Total	$26,644	$27,176

     Depreciation included in the net occupancy and equipment expense amounted to $1.0 million and $.7 million in the first three months of 2004 and 2003, respectively. The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists. During the first three months of 2004, there were no impairment write-downs.

6. ALLOWANCE FOR LOAN LOSSES

     The following table represents activity in the allowance for loan losses for the three months ended March 31, 2004, and 2003:

	Three months ended
(Dollars in thousands)	March 31, 2004	March 31, 2003
Balance at beginning of period	$18,131	$16,838
Provision for loan losses	900	850
Loans charged off	(570)	(688)
Recoveries	224	246

Balance at end of period	$18,685	$17,246

7. COMMITMENTS AND CONTINGENT LIABILITIES

     On March 4, 2004, the Company was served with a lawsuit filed in Multnomah County Circuit Court entitled Walter L. West, dba Walter West Construction Co. v. West Coast Bancorp. The lawsuit is related to a case filed by the plaintiff in Lincoln County Circuit Court in April 2002 that was voluntarily dismissed by the plaintiff. The plaintiff has re-asserted claims against Bancorp alleging breach of contract/third party beneficiary, promissory estoppel, and equitable estoppel.

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

8. SEGMENT AND RELATED INFORMATION

     Bancorp accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the service provided. Intercompany items relate primarily to the use of accounting, human resources, data processing and marketing services provided. All other accounting policies are the same as those described in the summary of significant accounting policies in Bancorp’s 2003 Annual Report on Form 10-K.

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

	Three months ended March 31, 2004
(Dollars in thousands)	Banking	Other	Intersegment	Consolidated
Interest income	$22,412	$20	$—	$22,432
Interest expense	3,903	292	—	4,195

Net interest income	18,509	(272)	—	18,237

Provision for loan loss	900	—	—	900
Noninterest income	5,039	535	(66)	5,508
Noninterest expense	14,686	568	(66)	15,188

Income (loss) before income taxes	7,962	(305)	—	7,657
Provision (benefit) for income taxes	2,605	(119)	—	2,486

Net income (loss)	$5,357	$(186)	$—	$5,171

Depreciation and amortization	$1,116	$1	$—	$1,117
Assets	$1,680,955	$2,768	$278	$1,684,001
Loans, net	$1,242,086	$—	$—	$1,242,086
Deposits	$1,393,685	$—	$(13,565)	$1,380,120
Equity	$154,778	$2,689	$—	$143,114

	Three months ended March 31, 2003
(Dollars in thousands)	Banking	Other	Intersegment	Consolidated
Interest income	$22,528	$180	$(160)	$22,548
Interest expense	5,701	309	(160)	5,850

Net interest income	16,827	(129)	—	16,698

Provision for loan loss	850	—	—	850
Noninterest income	4,601	441	(60)	4,982
Noninterest expense	13,275	469	(60)	13,684

Income (loss) before income taxes	7,303	(157)	—	7,146
Provision (benefit) for income taxes	2,488	(61)	—	2,427

Net income (loss)	$4,815	$(96)	$—	$4,719

Depreciation and amortization	$779	$1	$—	$780
Assets	$1,555,603	$15,711	$(14,140)	$1,557,174
Loans, net	$1,156,996	$12,887	$(12,887)	$1,156,996
Deposits	$1,280,398	$—	$(7,923)	$1,272,475
Equity	$139,875	$3,112	$—	$134,543

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statement Disclosure

     Statements in this Quarterly Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Actual results of West Coast Bancorp (“Bancorp” or the “Company”) could be quite different from those expressed or implied by the forward-looking statements. Any statements that expressly or implicitly predict future results, performance, or events should be considered forward-looking. Factors that could cause results to differ from forward-looking statements include, among others, risks discussed in the text of this Quarterly Report as well as the following specific items: general economic conditions, whether national or regional, that could affect the demand for loans or lead to increased loan losses; evolving banking industry standards; legal developments; competitive factors, including increased competition with community, regional, and national financial institutions that may lead to pricing pressures on Bancorp’s loan yield and rates paid on deposits; loss of customers of greatest value to Bancorp; changing customer investment, deposit and lending behaviors; credit policies of regulatory authorities; increasing or decreasing interest rate environments, including the shape and the level of the yield curve, that could lead to decreased net interest margin, net interest income and fee income, including lower gains on sales of loans; changing business conditions in the banking industry; changes in the regulatory environment or new legislation affecting the financial services industry; changes in government funding of Small Business Administration (“SBA”) loans; and changes in technology or required investments in technology.

     Furthermore, the forward-looking statements are subject to risks and uncertainties related to the Company’s ability to: attract and retain lending officers and other key personnel; close loans in the pipeline; generate loan and deposit balances at projected spreads; sustain fee generation, including lower gains on sales of loans; maintain asset quality; control the level of net charge-offs; increase productivity; generate retail investments; control expense growth; monitor and manage the Company’s internal operating and disclosure control environments; and other matters.

     Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date of the statements. Bancorp undertakes no obligation to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

     This discussion and analysis should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2003, as filed with the Securities and Exchange Commission (“SEC”).

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

Income Statement Overview

Three months ended March 31, 2004 and 2003

     Bancorp reported net income of $5.2 million, or $.33 per diluted share, for the three months ended March 31, 2004, compared to $4.7 million, or $.30 per diluted share, for the three months ended March 31, 2003. This represents a 10% net income and earnings per diluted share growth for the first quarter of 2004 compared to the same period in 2003. Our return on equity for the quarters ended March 31, 2004 and 3002 was 14.79% and 14.35%, respectively.

     Net Interest Income. Bancorp’s profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. At March 31, 2004, we estimate our balance sheet was slightly asset sensitive over a 12 month horizon, meaning that interest-earning assets mature or reprice slightly more quickly than interest-bearing liabilities in a given period. Therefore, a significant decrease in market rates of interest could adversely affect net interest income, while an increase in market rates may increase net interest income. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities. Competition, the economy, and a change in the yield curve may also impact Bancorp’s net interest income materially in any period beyond what declining or rising interest rates may do.

     The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended		Increase	Percentage
(Dollars in thousands)	March 31,		(Decrease)	Change
	2004	2003	2004-2003	2004-2003
Interest and fee income (1)	$22,850	$22,996	($146)	-0.6%
Interest expense	4,195	5,850	(1,655)	-28.3%

Net interest income (1)	$18,655	$17,146	$1,509	8.8%
Average interest earning assets	$1,568,364	$1,443,984	$124,380	8.6%
Average interest bearing liabilities	$1,204,829	$1,131,788	$73,041	6.5%
Average interest earning assets/ Average interest bearing liabilities	130.2%	127.6%	2.6%
Average yields earned (1)	5.86%	6.46%	-0.6%
Average rates paid	1.40%	2.10%	-0.7%
Net interest spread (1)	4.46%	4.36%	0.1%
Net interest margin (1)	4.78%	4.82%	-0.04%

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

Ratios for the three months ended March 31, 2004 and 2003 have been annualized where appropriate.

     Analysis of Net Interest Income. Net interest income, including a $.42 million adjustment to a tax equivalent basis for the three months ended March 31, 2004, increased slightly less than 9% to $18.7 million from $17.1 million for the same period in 2003. Higher loan and investment balances and an improved deposit mix contributed to the increase in net interest income. Average yields on earning assets decreased 60 basis points to 5.86% in the first quarter of 2004 from 6.46% in 2003. Average interest earning assets increased $124.4 million, or 8.6%, to $1.6 billion in the first quarter of 2004 from $1.4 billion for the same period in 2003. Average rates paid on interest bearing liabilities decreased 70 basis points to 1.40% in the first quarter of 2004, from 2.10% for the same period in 2003. The net interest spread increased from 4.36% in the first quarter of 2003 to 4.46% in the first quarter of 2004. Bancorp’s net interest margin for the three months ended March 31, 2004, was 4.78%, a decrease of 4 basis points from 4.82% for the comparable period of 2003.

     Provision for Loan Loss. Bancorp recorded provisions for loan losses for the first quarter of 2004 and 2003 of $.90 million and $.85 million, respectively. The increase in the provision in the first quarter of 2004 compared to the first quarter of 2003 was primarily due to higher loan growth. Net charge-offs for the first quarter of 2004 were $.35 million, compared to net charge-offs of $.44 million for the same period in 2003. Net charge-offs were concentrated in commercial and consumer credit portfolios. Annualized net charge-offs for the first quarter 2004 were 0.11% of average loans, compared to 0.15% in the same period last year. At March 31, 2004, non-performing assets were $5.2 million or 0.31% of total assets, compared to 0.41% one year earlier. Bancorp’s allowance for loan losses as a percentage of total loans was 1.48% at March 31, 2004, up from 1.47% at March 31, 2003. The provision for loan loss is recorded to bring the allowance for loan losses to an amount considered appropriate by management based on factors which are described in the “Lending and Credit Management” and “Allowance for Loan Losses” sections of this report.

     Noninterest Income. Total non-interest income was $5.5 million for the three months ended March 31, 2004, compared to $5.0 million for the period ended March 31, 2003, an increase of $.53 million or 11%. Combined service charges on deposit accounts and other service charges, commissions and fees were $3.6 million in the quarter ended March 31, 2004, an increase of $.50 million or 16% over the same period last year. The increase reflects growth in deposit accounts and volumes, increased income in Bankcard related programs and higher income from investment services sales as well as higher overdraft fees. Trust income increased 21% over the same period last year. Gains on sales of loans decreased $.23 million or 20% in the first quarter of 2004 compared to the like period in 2003. Other noninterest income increased by $.21 million in the first quarter of 2004 compared to 2003 due to the one-time sale of a repossessed property.

     Noninterest Expense. Noninterest expense for the first quarter ended March 31, 2004 was $15.2 million, an increase of $1.5 million compared to $13.7 million in noninterest expense for the same period in 2003. Salaries and benefits increases represented $1.1 million of the year-over-year quarterly increase. Approximately 40% of the $1.1 million increase in salaries and benefits was associated with new branch personnel and additional commercial and residential lending officers.

     The first quarter 2004 occupancy expense increased $.39 million from the first quarter of 2003, with $.28 million being a charge resulting from decreasing our book value in an affordable housing tax credit to match our equity in the project. Marketing expenses increased $.20 million mainly due to additional direct mail cost associated with a new product launched in the South Puget Sound Region, while other loan expense declined $.26 million, primarily in the area of other real estate owned costs which were lower in the first quarter of 2004. Declining legal costs positively affected professional expense on a year over year first quarter basis. All other expense categories combined remained flat in the first quarter of 2004 compared to the same period in 2003.

     Income taxes. The provision for income taxes increased slightly in the first three months ended March 31, 2004, from the like period in 2003, due to an increase in income before taxes and lower tax exempt municipal security income offset in part by increased non-taxable income from bank owned life insurance and the effect of investments in tax credits. Bancorp’s effective tax rate in the first quarter of 2004 decreased to 32.5% compared to 34.0% for the same period in 2003 primarily due to an increase in non-taxable income from bank owned life insurance and additional tax credits.

Balance Sheet Overview

     Period end total assets increased 5% on an annualized basis to $1.68 billion as of March 31, 2004 from $1.66 billion at December 31, 2003. Our balance sheet has been focused on growth in targeted areas that support our corporate objectives, including small business and middle market commercial lending, home equity lending, and core deposit production.

     Period end total loans at March 31, 2004 increased over 7% or $86.5 million from March 31, 2003. During the first quarter of 2004, our quarter to date average commercial loans were up over 13%, or $29 million over the same period in 2003, while average home equity loans were up $34 million, or 27% over the same period. Total average deposits were up slightly less than 10% for the period ended March 31, 2004 compared to 2003. Lower cost deposits increased at a higher rate as certificates of deposits have declined since March 31, 2003.

Investment Portfolio

     The investment portfolio at March 31, 2004, decreased $5.6 million compared to December 31, 2003. The composition and carrying value of Bancorp’s investment portfolio is as follows:

	March 31,	December 31,
(Dollars in thousands)	2004	2003
Investments available for sale (At fair value)
U.S. Government agency securities	107,132	108,282
Corporate securities	24,625	24,101
Mortgage-backed securities	90,140	94,808
Obligations of state and political subdivisions	80,381	80,082
Equity and other securities	14,132	14,697

Total Investment Portfolio	$316,410	$321,970

Loan Portfolio and Credit Management

     Interest and fees earned on the loan portfolio is our primary source of revenue. Loans represented 75% of total assets, or $1.26 billion as of March 31, 2004, compared to 73% or $1.22 billion at December 31, 2003. A certain degree of credit risk is inherent in our lending activities. The Bank manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. In addition, we attempt to manage our risk through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Through the Credit Review function the Bank is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. The findings of these reviews are communicated with senior management and the Loan, Investment, and Asset/Liability Committee, which is made up of certain directors. As part of our ongoing lending process, internal risk ratings are assigned to each Commercial and Commercial Real Estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis. Credit files are examined periodically on a sample test basis, by internal and external auditors, as well as regulatory examiners.

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

     As part of our strategic efforts, we have placed an emphasis on increasing the commercial and home equity loan segments of our portfolio. Real estate commercial loans continue to be the largest portion of our loan portfolio at 52%, but is down from 58% at the end of 2000. We believe our focus on commercial business loans is a key contributor to our strategy of core deposit growth.

     The composition of Bancorp’s loan portfolio is as follows:

	March 31, 2004		December 31, 2003
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$256,989	20.4%	$236,949	19.4%
Real estate construction	120,253	9.5%	112,732	9.2%
Real estate mortgage	185,656	14.7%	179,331	14.7%
Real estate commercial	660,066	52.4%	652,882	53.5%
Installment and other consumer	37,807	3.0%	38,987	3.2%

Total loans	1,260,771	100%	1,220,881	100%
Allowance for loan losses	(18,685)	1.48%	(18,131)	1.49%

Total loans, net	$1,242,086		$1,202,750

     The change in the composition of Bancorp’s loan portfolio, with increases in the percentage of loans that fall into commercial and real estate mortgage (home equity) categories, reflects the strategic focus of the Company.

     The composition of commercial real estate loan types based on collateral is as follows:

	March 31, 2004		December 31, 2003
(Dollars in thousands)	Amount	Percent	Amount (1)	Percent
Office Buildings	$154,500	23.4%	$153,900	23.6%
Retail Facilities	84,100	12.7%	80,600	12.2%
Hotels/Motels	71,300	10.8%	66,100	10.1%
Multi-Family - 5+ Residential	64,700	9.8%	65,000	10.0%
Assisted Living	41,600	6.3%	42,100	6.5%
Medical Offices	31,500	4.8%	29,000	4.4%
Industrial parks and related	32,500	4.9%	28,000	4.3%
Health spa and gym	19,700	3.0%	19,900	3.1%
Mini Storage	17,100	2.6%	17,500	2.7%
Manufacturing Plants	16,600	2.5%	16,500	2.5%
Food Establishments	17,400	2.6%	17,300	2.7%
Land Development and Raw Land	13,100	2.0%	13,400	2.1%
Church, Civic, Nonprofit facilities	9,700	1.5%	10,100	1.6%
RV Parks, Marinas, related	7,500	1.1%	7,600	1.1%
Commercial/Agricultural	5,500	0.9%	6,700	1.0%
Other	73,300	11.1%	79,200	12.1%

Total real estate commercial loans	$660,100	100%	$652,900	100%

(1)	Certain amounts have been reclassified at year end to conform to current categories.

     Approximately 35% of Bancorp’s commercial real estate loan portfolio is classified as owner occupied. Bancorp’s underwriting of commercial real estate loans is conservative with loan to values generally not exceeding 75% and debt service coverage ratios of 120% or better.

     As of March 31, 2004, the Bank had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Bank. At March 31, 2004 and December 31, 2003, Bancorp had no bankers acceptances.

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

     Nonperforming assets consist of the following:

(Dollars in thousands)	March 31, 2004	December 31, 2003
Loans on nonaccrual status	$3,560	$2,669
Loans past due greater than 90 days not on nonaccrual status	9	—
Other real estate owned	1,582	1,741

Total nonperforming assets	$5,151	$4,410

Non-performing loans to total loans	0.28%	0.22%
Allowance for loan losses to non-performing loans	524%	697%
Non-performing assets to total assets	0.31%	0.27%
Allowance for loan losses to non-performing assets	363%	411%

Allowance for Loan Losses

     Please see our Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Loan Loss Allowance and Provision” for a discussion of Bancorp’s methodologies underlying the calculation of the Company’s allowance for loan losses.

     At March 31, 2004, the Bank’s allowance for loan losses was $18.7 million, consisting of a $17.4 million formula allowance, no required specific allowance and a $1.3 million unallocated allowance. At December 31, 2003, our allowance for loan losses was $18.1 million, consisting of a $17.0 million formula allowance, a $95,000 specific allowance and a $1.0 million unallocated allowance. The changes in the allocation of the allowance for loan losses in the first three months of 2004 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of our loans, and charge-offs as well as recovery activity. The higher allocation to the unallocated allowance reflects a decrease in the allocated portion of the allowance for loan loss and a change in the weighting by management on the above mentioned factors describing the methodology of the unallocated allowance.

     At March 31, 2004, Bancorp’s allowance for loan loss was 1.48% of total loans, and 524% of total nonperforming loans, compared with an allowance for loan losses at December 31, 2003 of 1.49% of total loans, and 697% of total nonperforming loans.

     Changes in the allowance for loan losses are as follows:

	Three months ended	Year ended
(Dollars in thousands)	March 31, 2004	December 31, 2003
Loans outstanding at end of period	$1,260,771	$1,220,881
Average loans outstanding during the period	$1,240,653	$1,196,962
Allowance for loan losses, beginning of period	$18,131	$16,838
Loans charged off:
Commercial	(393)	(1,494)
Real Estate	—	(844)
Installment and consumer	(177)	(760)

Total loans charged off	(570)	(3,098)
Recoveries:
Commercial	95	380
Real Estate	111	70
Installment and consumer	18	141

Total recoveries	224	591

Net loans charged off	(346)	(2,507)
Provision for loan losses	900	3,800

Allowance for loan losses, end of period	$18,685	$18,131

Ratio of net loans charged off to average loans outstanding year to date (1)	0.11%	0.21%
Ratio of allowance for loan losses to loans outstanding at end of period	1.48%	1.49%

(1)	The ratio for the three months ended March 31, 2004, has been annualized.

     During the first three months of 2004, net loans charged off were $.3 million, compared to $.4 million for the same period in 2003. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.11% in the three months ended March 31, 2004, compared to 0.15% in the same period last year. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

Deposits and Borrowings

     The following table summarizes the average amount of, and the average rate paid on, each of the deposit and borrowing categories for the periods shown.

	March 31, 2004		March 31, 2003
(Dollars in thousands)	Average Balance	Rate Paid	Average Balance	Rate Paid
Demand	$300,358	—	$249,671	—
Savings, money market and interest bearing demand	734,022	0.44%	623,798	0.83%
Certificates of deposit	329,418	2.38%	370,727	3.17%
Short-term borrowings	39,532	1.13%	32,484	1.75%
Long-term borrowings (1)	101,857	5.26%	104,778	5.85%

Total deposits and borrowings	$1,505,187	1.40%	$1,381,458	2.10%

(1)	Long-term borrowings include Junior Subordinated Debentures at March 31, 2004, which was designated as Mandatorily Redeemable Trust Preferred Securities at March 31, 2003.

     Average core deposits, consisting of demand and savings, money market and interest bearing demand deposits, increased slightly less than 10% in the first quarter of 2004 compared to the same period in 2003. Our core deposits increase was mainly due to improved sales practices by the branches and commercial teams resulting in both consumer and business core deposit growth, businesses maintaining higher balances to avoid service charges, minimal, if any, yield differences between non-insured investments and similar FDIC insured deposit products.

     Average time deposits declined $41.3 million in 2004 compared to 2003, or 11.1%, as customers likely viewed the rates offered on such deposits unattractive relative to historical rates. Although a significant amount of certificates of deposits or time deposits will mature and reprice in the next twelve months, we expect to retain the majority of these deposits as the rate on the existing time deposit portfolio is already very low by historical standards. A continued decrease in time deposits would unlikely affect our liquidity or short term operations materially. These deposits can generally be retained with increases in rates paid which would increase our cost of funds.

Capital Resources

     The Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of March 31, 2004, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     The following table summarizes the consolidated risk based capital ratios of Bancorp and the Bank at March 31, 2004, and December 31, 2003.

	March 31, 2004				December 31, 2003
			Amount				Amount
			Required For	Percent			Required For	Percent
			Minimum	required for			Minimum	required for
			Capital	Minimum			Capital	Minimum
	Actual		Adequacy	Capital	Actual		Adequacy	Capital
(Dollars in thousands)	Amount	Ratio	Amount	Adequacy	Amount	Ratio	Amount	Adequacy
Tier 1 Capital
West Coast Bancorp	$164,061	10.92%	$60,069	4%	$156,116	10.62%	$58,824	4%
West Coast Bank	149,767	9.98%	60,004	4%	144,583	9.84%	58,768	4%
Total Capital
West Coast Bancorp	$182,746	12.17%	$120,139	8%	$174,246	11.85%	$117,648	8%
West Coast Bank	168,452	11.23%	120,009	8%	162,713	11.07%	117,536	8%
Risk weighted assets
West Coast Bancorp	$1,501,736				$1,470,767
West Coast Bank	1,500,110				1,469,368
Leverage Ratio
West Coast Bancorp	$164,061	9.92%	$49,596	3%	$156,116	9.45%	$49,546	3%
West Coast Bank	149,767	9.06%	49,568	3%	144,583	8.75%	49,544	3%
Adjusted total assets
West Coast Bancorp	$1,653,186				$1,652,575
West Coast Bank	1,652,276				1,651,493

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity. This interpretation may affect the way Trust Preferred Securities are accounted for and viewed by regulatory agencies. On July 2, 2003, the Federal Reserve Bank issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report Trust Preferred Securities in accordance with current Federal Reserve Bank instructions which allows Trust Preferred Securities to be counted in Tier 1 capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance. For additional information regarding trust preferred securities, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included in our 2003 Form 10-K under Footnote 7, “Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities.”

     Stockholders’ equity increased to $143.1 million at March 31, 2004, from $140.1 million at December 31, 2003, an increase of $3.0 million. The increase was due to net income and an increase in the unrealized gain on securities available for sale, and stock option exercises offset in part by payments of cash dividends to stockholders and Bancorp’s activity in its corporate stock repurchase program.

     In July 2000, Bancorp announced a corporate stock repurchase program that was expanded in September 2000, June 2001, and again in September 2002. Under this plan, the Company can buy up to 2.88 million shares of the Company’s common stock, including completed purchases. The Company intends to use existing funds and/or long-term borrowings to finance the repurchases. During the first three months of 2004, and consistent with its capital plan, the Company repurchased approximately 132,000 shares, or approximately 1% of its common shares pursuant to its corporate stock repurchase program. Total shares available for repurchase under this plan were 188,000 at March 31, 2004. On April 20, 2004, the corporate stock repurchase program was expanded again by 1,000,000 shares to 1,188,000 total shares available for repurchase.

     The following table presents information with respect to Bancorp’s July 2000 stock repurchase program.

			Average
(Shares and dollars in thousands)	Shares repurchased in period	Cost of shares repurchased	Cost per share
Year ended 2000	573	$5,264	$9.19
Year ended 2001	534	6,597	$12.35
Year ended 2002	866	13,081	$15.11
Year ended 2003	587	10,461	$17.82
Quarter ended March 31, 2004	132	2,866	$21.71

Plan to date total	2,692	$38,269	$14.22

     Please also see discussion of stock repurchase activity during the quarter under Part II, Item 2, “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” below.

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

     Deposits are the primary source of new funds. Total deposits were $1.38 billion at March 31, 2004, down from $1.40 billion at December 31, 2003. Brokered deposits are generally not accepted, and we have none outstanding at March 31, 2004. We have attempted to attract deposits in our market areas through competitive pricing and delivery of quality products.

     At March 31, 2004, four wholly-owned subsidiary grantor trusts established by Bancorp had issued $26 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts use the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table is a summary of current trust preferred securities at March 31, 2004.

(Dollars in thousands)

		Preferred
		security			Rate at
Issuance Trust	Issuance date	amount	Rate type (1)	Initial rate	12/31/03	Maturity date
West Coast Statutory Trust I	December 2001	$5,000	Variable	5.60%	4.77%	December 2031
West Coast Statutory Trust II	June 2002	$7,500	Variable	5.34%	4.62%	June 2032
West Coast Statutory Trust III	September 2003	$7,500	Fixed	6.75%	6.75%	September 2033
West Coast Statutory Trust IV	March 2004	$6,000	Fixed	5.88%	5.88%	March 2034

(1)	The variable rate preferred securities reprice quarterly.

     The total amount of trust preferred securities outstanding at March 31, 2004 and December 31, 2003, was $26 million and $20 million, respectively. The interest rates on the trust preferred securities issued in December 2001, and June 2002 reset quarterly and are tied to the London Interbank Offered Rate (“LIBOR”) rate. In connection with these two variable rate offerings, Bancorp entered into swap agreements that will result in a fixed interest rate on the securities for five years, equal to 8.62% and 8.14%, respectively. The Company has the right to redeem the debentures of the December 2001 issuance in December 2006; the June 2002 issuance in June 2007 and the September 2003 issuance in September 2008.

     Management expects to continue relying on customer deposits, maturity of investment securities, sales of “Available for Sale” securities, loan sales, loan repayments, net income, Federal Funds markets, advances from the FHLB, and other borrowings to provide liquidity. Management may also consider engaging in further offerings of trust preferred securities if the opportunity presents an attractive means of raising funds in the future. Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the financial services industry, interest rates available on other investments, general economic conditions, competition, customer management of cash resources and other factors. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities or repricing intervals of assets. The sources of such funds may include, but are not limited to, Federal Funds purchased, reverse repurchase agreements and borrowings from the FHLB.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has not been any material change in the market risk disclosure contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003.

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

PART II. Other Information

Item 1. Legal Proceedings.

     On March 4, 2004, the Company was served with a lawsuit filed in Multnomah County Circuit Court entitled Walter L. West, dba Walter West Construction Co. v. West Coast Bancorp. The lawsuit is related to a case filed by the plaintiff in Lincoln County Circuit Court in April 2002 that was voluntarily dismissed by the plaintiff. The plaintiff has re-asserted claims against Bancorp alleging breach of contract/third party beneficiary, promissory estoppel, and equitable estoppel.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(e)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2004:

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of	Remaining at Period End that
	Total Number of	Average Price	Publicly Announced Plans	May Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	or Programs (2)	Plans or Programs (3)
1/1/04 - 1/31/04	36,600	$21.59	36,600	283,621
2/1/04 - 2/29/04	64,700	$21.64	64,700	218,921
3/1/04 - 3/31/04	31,100	$21.71	31,100	187,821

(1)	All shares repurchased by Bancorp during the quarter were repurchased pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”).

(2)	Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million in June 2001, and by 1.0 million shares in September 2002, for a total authorized repurchase amount as of March 31, 2004, of approximately 2.9 million shares. All share amounts have been restated for stock dividends where necessary.

(3)	Information presented is as of March 31, 2004. On April 21, 2004, the Company announced that the board of directors had increased the number of shares that may be purchased under the Repurchase Program by 1.0 million shares, for a total authorized repurchase amount of approximately 3.9 million shares, of which 1.2 million shares remain available for repurchase.

Item 4. Submission of Matters to a Vote of Security Holders.

     Bancorp held its Annual Meeting of Stockholders on April 20, 2004. Below is a brief description of matters considered and voted on by stockholders and the number of votes cast for, against or withheld on such matters.

1.	Electing ten directors to serve for one-year terms.

Director	Votes for	Votes withheld
Lloyd Ankeny	13,056,217	116,186
Michael Bragg	13,099,895	72,508
Jack Long	12,908,247	264,156
Duane McDougall	13,073,699	98,704
Steven Oliva	13,105,066	67,337
J.F. Ouderkirk	13,074,059	98,344
Steven Spence	13,079,880	92,523
Robert Sznewajs	13,102,671	69,732
David Truitt	13,102,816	69,587
Nancy Wilgenbusch	13,076,840	95,563

2. Amending our 2002 Stock Incentive Plan to increase by approximately 175,000 to 288,000 the total number of shares of common stock that may be issued as restricted stock under the plan without increasing the total number of shares that may be issued.

Votes for	Votes against	Abstentions
9,045,696	1,568,034	295,727

3.	The appointment of Deloitte & Touche LLP as our independent public accountants for 2004 was ratified by stockholders.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.	Exhibit
10.1	2002 Stock Incentive Plan, as amended.
31.1	Certification of CEO under Rule 13(a) — 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13(a) — 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.

(b)	During the three months ended March 31, 2004, West Coast Bancorp filed the following current report on Form 8-K:

None.

Signatures

As required by the Securities Exchange Act of 1934, this report is signed on registrant’s behalf by the undersigned authorized officers.

WEST COAST BANCORP
(Registrant)

Dated: May 10, 2004	/s/ Robert D. Sznewajs

Robert D. Sznewajs
Chief Executive Officer and President

Dated: May 10, 2004	/s/ Anders Giltvedt

Anders Giltvedt
Executive Vice President and Chief
Financial Officer