Form 10-Q
period 2004-06-30
WEST COAST BANCORP /NEW/OR/
filed 2004-08-09
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2004

Commission file number: 0-10997

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

The number of shares of Registrant’s Common Stock outstanding on July 31, 2004 was 14,921,754.

WEST COAST BANCORP
FORM 10-Q
QUARTERLY REPORT

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WEST COAST BANCORP

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Dollars and shares in thousands)	2004	2003
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$46,783	$59,956
Interest-bearing deposits in other banks	1	38
Federal funds sold	4,627	3,510

Total cash and cash equivalents	51,411	63,504
Trading assets	1,018	991
Investment securities available for sale, at fair value (amortized cost: $308,894 and $316,237)	308,688	321,970
Loans held for sale	4,459	4,729
Loans	1,300,684	1,220,881
Allowance for loan losses	(19,123)	(18,131)

Loans, net	1,281,561	1,202,750
Premises and equipment, net	26,706	27,176
Intangible assets, net	691	865
Bank owned life insurance	18,496	18,062
Other assets	24,313	22,835

Total assets	$1,717,343	$1,662,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$366,211	$316,611
Savings and interest-bearing demand	726,171	742,280
Certificates of deposit	332,380	345,968

Total deposits	1,424,762	1,404,859
Short-term borrowings	26,341	5,027
Long-term borrowings	88,000	78,000
Junior subordinated debentures	26,000	20,000
Other liabilities	11,906	14,943

Total liabilities	1,577,009	1,522,829
Commitments and contingent liabilities (note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock: no par value, none issued; 10,000 shares authorized	—	—
Common stock: no par value, 55,000 shares authorized; 14,968 and 15,076 shares issued and outstanding, respectively	18,710	18,845
Additional paid-in capital	62,945	66,462
Retained earnings	60,812	52,916
Unearned compensation	(1,796)	(1,242)
Accumulated other comprehensive income (loss)	(337)	3,072

Total stockholders’ equity	140,334	140,053

Total liabilities and stockholders’ equity	$1,717,343	$1,662,882

See notes to consolidated financial statements.

WEST COAST BANCORP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
INTEREST INCOME:
Interest and fees on loans	$19,170	$19,693	$38,106	$39,187
Interest on taxable investment securities	2,509	1,984	5,215	4,195
Interest on nontaxable investment securities	775	818	1,551	1,649
Interest on deposits in other banks	4	8	7	12
Interest on federal funds sold	14	20	25	28

Total interest income	22,472	22,523	44,904	45,071
INTEREST EXPENSE:
Savings and interest-bearing demand	781	1,204	1,583	2,492
Certificates of deposit	1,855	2,802	3,803	5,701
Short-term borrowings	101	107	213	246
Long-term borrowings	965	912	1,893	2,174
Junior subordinated debt and mandatorily redeemable trust preferred securities	478	264	883	526

Total interest expense	4,180	5,289	8,375	11,139

NET INTEREST INCOME	18,292	17,234	36,529	33,932
Provision for loan losses	1,000	850	1,900	1,700

Net interest income after provision for loan losses	17,292	16,384	34,629	32,232
NONINTEREST INCOME:
Service charges on deposit accounts	1,825	1,777	3,679	3,449
Other service charges, commissions and fees	1,940	1,712	3,645	3,104
Trust revenue	537	445	1,037	860
Gain on sales of loans	1,117	1,572	2,030	2,714
Bank owned life insurance	188	196	411	305
Other	92	138	405	199
Gain on sales of securities	75	—	75	192

Total noninterest income	5,774	5,840	11,282	10,823
NONINTEREST EXPENSE:
Salaries and employee benefits	8,580	8,063	17,501	15,893
Equipment	1,307	1,245	2,607	2,461
Occupancy	1,313	1,174	2,887	2,355
Check and other transaction processing	664	717	1,294	1,392
Professional fees	504	640	918	1,141
Courier and postage	473	519	939	1,028
Marketing	639	678	1,130	967
Other loan expense	578	440	767	887
Communications	277	310	567	597
Other taxes and insurance	180	181	370	363
Printing and office supplies	189	196	365	336
Other noninterest expense	597	664	1,144	1,090

Total noninterest expense	15,301	14,827	30,489	28,510

INCOME BEFORE INCOME TAXES	7,765	7,397	15,422	14,545
PROVISION FOR INCOME TAXES	2,483	2,398	4,969	4,826

NET INCOME	$5,282	$4,999	$10,453	$9,719

Basic earnings per share	$0.35	$0.33	$0.70	$0.64
Diluted earnings per share	$0.34	$0.32	$0.67	$0.62
Weighted average common shares	14,890	15,076	14,917	15,111
Weighted average diluted shares	15,542	15,586	15,593	15,604

See notes to consolidated financial statements.

WEST COAST BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,
(Dollars in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,453	$9,719
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,787	1,380
Deferred income tax benefit	(2,453)	(155)
Amortization of intangibles	174	178
Provision for loan losses	1,900	1,700
Decrease in interest receivable	214	123
Decrease in other assets	761	5,298
Gain on sale of available for sale securities	(75)	(192)
Gain on sales of loans	(2,030)	(2,714)
Origination of loans held for sale	(56,898)	(53,513)
Proceeds from sales of loans held for sale	59,198	58,291
Decrease in interest payable	(76)	(276)
(Decrease) increase in other liabilities	(2,961)	6,425
Increase in cash surrender value of bank owned life insurance	(434)	(305)
Stock based compensation expense	382	332
Tax benefit associated with stock options	547	54
(Increase) decrease in trading assets	(27)	108

Net cash provided by operating activities	10,462	26,453
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	34,972	60,207
Proceeds from sales of available for sale securities	1,114	4,188
Purchase of available for sale securities	(26,138)	(49,980)
Purchase of bank owned life insurance	—	(12,000)
Loans made to customers greater than principal collected on loans	(80,711)	(52,558)
Net capital expenditures	(1,317)	(1,401)

Net cash used in investing activities	(72,080)	(51,544)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest bearing transaction accounts	33,491	44,933
Net (decrease) increase in certificates of deposit	(13,588)	13,176
Proceeds from issuance of junior subordinated debentures	6,000	—
Proceeds from issuance of long-term borrowings	15,000	—
Repayment of long-term borrowings	(5,000)	(15,000)
Net increase in short-term borrowings	21,314	7,670
Redemption and repurchase of common stock	(7,073)	(5,520)
Net proceeds from issuance of common stock	1,938	1,109
Dividends paid and cash paid for fractional shares	(2,557)	(2,351)

Net cash provided by financing activities	49,525	44,017

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,093)	18,926
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,504	57,733

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$51,411	$76,659

Supplemental cash flow information:
Cash paid in the period for:
Interest	$8,452	$11,415
Income taxes	$5,698	$6,075

See notes to consolidated financial statements.

WEST COAST BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
	Common Stock		Additional Paid-In	Retained	Unearned	Other Comprehensive
(Shares and Dollars in thousands)	Shares	Amount	Capital	Earnings	Compensation	Income (loss)	Total
BALANCE, January 1, 2003	15,326	$19,158	$72,279	$38,047	$(671)	$4,574	$133,387
Comprehensive income:
Net income	—	—	—	19,797	—	—	19,797
Other comprehensive loss, net of tax:
Net unrealized investment/derivative losses	—	—	—	—	—	(1,502)	(1,502)

Other comprehensive loss, net of tax							(1,502)

Comprehensive income							$18,295

Cash dividends, $.32 per common share	—	—	—	(4,928)	—	—	(4,928)
Issuance of common stock- option plans	291	363	2,500	—	—	—	2,863
Redemption of common stock		(29)	(36)	(457)	27	—	(466)
Activity in Deferred Compensation Plan	(3)	(3)	(45)	—	—	—	(48)
Issuance of common stock- restricted stock plans	78	97	1,180	—	(1,277)	—	—
Amortization of deferred compensation
restricted stock	—	—	—	—	679	—	679
Common stock repurchased and retired	(587)	(734)	(9,727)	—	—	—	(10,461)
Tax benefit associated with stock options	—	—	732	—	—	—	732

BALANCE, December 31, 2003	15,076	18,845	66,462	52,916	(1,242)	3,072	140,053
Comprehensive income:
Net income	—	—	—	10,453	—	—	10,453
Other comprehensive loss, net of tax:
Net unrealized investment/derivative losses	—	—	—	—	—	(3,409)	(3,409)

Other comprehensive loss, net of tax							(3,409)

Comprehensive income							$7,044

Cash dividends, $.17 per common share	—	—	—	(2,557)	—	—	(2,557)
Issuance of common stock- option plans	174	218	1,759	—	—	—	1,977
Redemption of common stock	(37)	(47)	(764)	—	66	—	(745)
Activity in Deferred Compensation Plan	(2)	(2)	(37)	—	—	—	(39)
Issuance of common stock- restricted stock plans	47	59	943	—	(1,002)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	382	—	382
Common stock repurchased and retired	(290)	(363)	(5,965)	—	—	—	(6,328)
Tax benefit associated with stock options	—	—	547	—	—	—	547

BALANCE, June 30, 2004	14,968	$18,710	$62,945	$60,812	$(1,796)	$(337)	$140,334

See notes to consolidated financial statements.

WEST COAST BANCORP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”), which operates its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust, and Totten, Inc., after elimination of intercompany transactions and balances. In accordance with Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities, West Coast Statutory Trust I, II, III, and IV are considered related parties to West Coast Bancorp and their financial results are not consolidated in West Coast Bancorp’s financial statements. Certain reclassifications of prior year amounts have been made to conform to current classifications. All intercompany balances and transactions have been eliminated in consolidation. The accompanying interim consolidated financial statements should be read in conjunction with the financial statements and related notes contained in Bancorp’s 2003 Annual Report on Form 10-K.

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2004 and cash flows for the six months ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or other future periods.

     For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

     Loans Held for Sale includes mortgage loans and is reported at the lower of cost or market value. Gains or losses on the sale of loans that are held for sale and certain SBA loans are recognized at the time of the sale and determined by the difference between net sale proceeds and the net book value of the loans less the estimated fair value of any retained servicing rights.

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

1. BASIS OF PRESENTATION (continued)

     At June 30, 2004, Bancorp had multiple stock option plans. Bancorp accounts for its stock option plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, under which no compensation cost has been recognized in the periods presented. All options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method established in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied to all outstanding and unvested awards in each period.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$5,282	$4,999	$10,453	$9,719
Add: Stock-based compensation expense included in reported net income, net of related tax effects	131	105	233	202
Deduct: Stock-based compensation expense determined under fair value based method, net of related tax effects	(304)	(335)	(564)	(626)

Pro forma net income	$5,109	$4,769	$10,122	$9,295

Earnings per share:
Basic-as reported	$0.35	$0.33	$0.70	$0.64
Basic-proforma	$0.34	$0.32	$0.68	$0.62
Diluted-as reported	$0.34	$0.32	$0.67	$0.62
Diluted-proforma	$0.33	$0.31	$0.65	$0.60

2. NEW ACCOUNTING PRONOUNCEMENTS

     At the November 12-13, 2003 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards (“SFAS”) No. 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the disclosure requirements in fiscal year 2003. At the March 17-18, 2004 meeting, the EITF reached a consensus, which approved an impairment model for debt and equity securities. This consensus will be effective beginning with the third quarter of fiscal year 2004. The Company is currently assessing the impact that this consensus will have on its consolidated financial statements.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

     The composition and carrying value of Bancorp’s investment portfolio is as follows:

	June 30,	December 31,
(Dollars in thousands)	2004	2003
Investments available for sale (At fair value)
U.S. Government agency securities	$107,500	$108,282
Corporate securities	22,050	24,101
Mortgage-backed securities	89,773	94,808
Obligations of state and political subdivisions	75,746	80,082
Equity and other securities	13,619	14,697

Total Investment Portfolio	$308,688	$321,970

     The following tables provide information on unrealized losses in the investment securities portfolio at June 30, 2004:

	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss less than	unrealized loss less than	Unrealized
(Dollars in thousands)	12 continuous months	12 continuous months	Gross Losses
U.S. Government agency securities	$68,591	$67,384	$(1,207)
Mortgage-backed securities	48,468	47,400	(1,068)
Obligations of state and political subdivisions	9,023	8,772	(251)
Other	11,949	11,002	(947)

Total	$138,031	$134,558	$(3,473)

	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss less than	unrealized loss less than	Unrealized
	12 continuous months	12 continuous months	Gross Losses
U.S. Government agency securities	$2,997	$2,718	$(279)
Obligations of state and political subdivisions	1,555	1,463	(92)

Total	$4,552	$4,181	$(371)

     The Company has 5 investment securities with a 12 month or greater continuous unrealized loss in the investment portfolio at June 30, 2004. At June 30, 2004, there were approximately 74 securities in the investment portfolio with an unrealized loss of $3.8 million. The impairment on these fixed income securities is due to an increase in interest rates subsequent to their purchase. The fair value of these securities will fluctuate as market interest rates change.

4. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2004	2003	2004	2003
Net income as reported	$5,282	$4,999	$10,453	$9,719
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	(7,546)	1,117	(5,864)	1,915
Tax (provision) benefit	2,965	(439)	2,304	(752)

Net unrealized gains (losses) on securities, net of tax	(4,581)	678	(3,560)	1,163
Less: Reclassification adjustment for realized gains on sales of securities	75	—	75	192
Tax provision	(29)	—	(29)	(75)

Net realized gains on sale of securities, net of tax	46	—	46	117
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	452	(111)	324	(165)
Tax (provision) benefit	(178)	28	(127)	65

Net unrealized holding gains (losses) from derivatives, net of tax	274	(83)	197	(100)

Total comprehensive income	$929	$5,594	$7,044	$10,665

     Bancorp currently uses two single interest-rate swaps to convert two variable rate Junior Subordinated Debt issuances to fixed rates. The two swaps entered into concurrently with the issuance of the junior subordinated debt are accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of Bancorp’s swaps was an unrealized loss of $.43 million at June 30, 2004 and $.75 million at December 31, 2003. This unrealized loss is reflected in other liabilities on the consolidated balance sheet, as well as in accumulated other comprehensive income in the consolidated statement of changes in stockholders’ equity.

5. EARNINGS PER SHARE

     The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations:

			Per Share
	Net Income	Weighted Average Shares	Amount
(Dollars and shares in thousands, except per share data)	Three months ended June 30, 2004
Basic earnings	$5,282	14,890	$0.35
Common stock equivalents from:
Stock options		615
Restricted stock		37

Diluted earnings	$5,282	15,542	$0.34

	Three months ended June 30, 2003
Basic earnings	$4,999	15,076	$0.33
Common stock equivalents from:
Stock options		480
Restricted stock		30

Diluted earnings	$4,999	15,586	$0.32

	Six months ended June 30, 2004
Basic earnings	$10,453	14,917	$0.70
Common stock equivalents from:
Stock options		637
Restricted stock		39

Diluted earnings	$10,453	15,593	$0.67

	Six months ended June 30, 2003
Basic earnings	$9,719	15,111	$0.64
Common stock equivalents from:
Stock options		458
Restricted stock		35

Diluted earnings	$9,719	15,604	$0.62

     For the periods reported, Bancorp had no reconciling items between net income and income available to common stockholders.

6. PREMISES AND EQUIPMENT

     The following table presents the amounts of premises and equipment:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Land	$4,796	$4,796
Buildings and improvements	23,545	23,523
Furniture and equipment	24,403	24,103
Construction in progress	621	80

	53,365	52,502
Accumulated depreciation	(26,659)	(25,326)

Total	$26,706	$27,176

     Depreciation included in occupancy and equipment expense amounted to $1.8 million and $1.4 million in the first six months of 2004 and 2003, respectively. The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists. During the first six months of 2004, there were no impairment write-downs.

7. ALLOWANCE FOR LOAN LOSSES

     The following table represents activity in the allowance for loan losses for the six months ended June 30, 2004, and 2003:

	Six months ended
(Dollars in thousands)	June 30, 2004	June 30, 2003
Balance at beginning of period	$18,131	$16,838
Provision for loan losses	1,900	1,700
Loans charged off	(1,314)	(1,054)
Recoveries	406	359

Balance at end of period	$19,123	$17,843

8. COMMITMENTS AND CONTINGENT LIABILITIES

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

	Three months ended June 30, 2004
(Dollars in thousands)	Banking	Other	Intersegment	Consolidated
Interest income	$22,453	$19	$—	$22,472
Interest expense	3,817	363	—	4,180

Net interest income	18,636	(344)	—	18,292

Provision for loan loss	1,000	—	—	1,000
Noninterest income	5,361	574	(161)	5,774
Noninterest expense	14,775	687	(161)	15,301

Income (loss) before income taxes	8,222	(457)	—	7,765
Provision (benefit) for income taxes	2,661	(178)	—	2,483

Net income (loss)	$5,561	$(279)	$—	$5,282

Depreciation and amortization	$843	$1	$—	$844
Assets	$1,714,360	$2,788	$195	$1,717,343
Loans, net	$1,281,561	$—	$—	$1,281,561
Deposits	$1,433,730	$—	$(8,968)	$1,424,762
Equity	$156,014	$2,663	—	$140,334

	Three months ended June 30, 2003
(Dollars in thousands)	Banking	Other	Intersegment	Consolidated
Interest income	$22,504	$174	$(155)	$22,523
Interest expense	5,138	306	(155)	5,289

Net interest income	17,366	(132)	—	17,234

Provision for loan loss	850	—	—	850
Noninterest income	5,429	471	(60)	5,840
Noninterest expense	14,379	508	(60)	14,827

Income (loss) before income taxes	7,566	(169)	—	7,397
Provision (benefit) for income taxes	2,463	(65)	—	2,398

Net income (loss)	$5,103	$(104)	$—	$4,999

Depreciation and amortization	$776	$1	$—	$777
Assets	$1,592,005	$15,755	$(14,216)	$1,593,544
Loans, net	$1,193,945	$12,887	$(12,897)	$1,193,935
Deposits	$1,333,316	$—	$(8,754)	$1,324,562
Equity	$140,557	$3,106	—	$137,676

	Six months ended June 30, 2004
(Dollars in thousands)	Banking	Other	Intersegment	Consolidated
Interest income	$44,866	$38	$—	$44,904
Interest expense	7,720	655	—	8,375

Net interest income	37,146	(617)	—	36,529

Provision for loan loss	1,900	—	—	1,900
Noninterest income	10,399	1,112	(229)	11,282
Noninterest expense	29,462	1,256	(229)	30,489

Income (loss) before income taxes	16,183	(761)	—	15,422
Provision (benefit) for income taxes	5,266	(297)	—	4,969

Net income (loss)	$10,917	$(464)	$—	$10,453

Depreciation and amortization	$1,959	$2	$—	$1,961
Assets	$1,714,360	$2,788	$195	$1,717,343
Loans, net	$1,281,561	$—	$—	$1,281,561
Deposits	$1,433,730	$—	$(8,968)	$1,424,762
Equity	$156,014	$2,663	—	$140,334

	Six months ended June 30, 2003
(Dollars in thousands)	Banking	Other	Intersegment	Consolidated
Interest income	$45,032	$354	$(315)	$45,071
Interest expense	10,840	614	(315)	11,139

Net interest income	34,192	(260)	—	33,932

Provision for loan loss	1,700	—	—	1,700
Noninterest income	10,030	913	(120)	10,823
Noninterest expense	27,654	976	(120)	28,510
Income (loss) before income taxes	14,868	(323)	—	14,545
Provision (benefit) for income taxes	4,952	(126)	—	4,826

Net income (loss)	$9,916	$(197)	$—	$9,719

Depreciation and amortization	$1,555	$1	$—	$1,556
Assets	$1,592,005	$15,755	$(14,216)	$1,593,544
Loans, net	$1,193,945	$12,887	$(12,897)	$1,193,935
Deposits	$1,333,316	$—	$(8,754)	$1,324,562
Equity	$140,557	$3,106	—	$137,676

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

     Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to: attract and retain lending officers and other key personnel; close loans in the pipeline; generate loan and deposit balances at projected spreads; sustain fee generation, including lower gains on sales of loans; maintain asset quality; control the level of net charge-offs; increase productivity; generate retail investments; control expense growth; monitor and manage the Company’s internal operating and disclosure control environments, including disclosure and financial reporting controls; and other matters.

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

Income Statement Overview

Three and six months ended June 30, 2004 and 2003

     Bancorp reported net income of $5.3 million, or $.34 per diluted share, for the three months ended June 30, 2004, compared to $5.0 million, or $.32 per diluted share, for the three months ended June 30, 2003. This represents a 6% net income and earnings per diluted share growth for the second quarter of 2004 compared to the same period in 2003. Our return on equity for the quarters ended June 30, 2004 and 2003 was 15.0% and 14.8%, respectively.

     Net income for the six months ended June 30, 2004 was $10.5 million or $.67 per diluted share compared to $9.7 million or $.62 per diluted share for the same period last year. This represents an 8% increase year over year. Return on equity was 14.9% for the first six months of 2004, up from 14.6% for the first six months of 2003.

     Net Interest Income. Bancorp’s profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. At June 30, 2004, we estimate our balance sheet was slightly asset sensitive over a 12 month horizon, meaning that interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period. Therefore, a significant decrease in market rates of interest could adversely affect net interest income, while an increase in market rates may increase net interest income. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities. Competition, the economy, and a change in the yield curve may also impact Bancorp’s net interest income materially in any period beyond what declining or rising interest rates may do.

     The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended
	June 30,		Increase (Decrease)	Percentage Change
(Dollars in thousands)	2004	2003	2004-2003	2004-2003
Interest and fee income (1)	$22,889	$22,964	($75)	-0.3%
Interest expense	4,180	5,289	(1,109)	-21.0%

Net interest income (1)	$18,709	$17,675	$1,034	5.9%
Average interest earning assets	$1,606,929	$1,481,671	$125,258	8.5%
Average interest bearing liabilities	$1,213,423	$1,148,485	$64,938	5.7%
Average interest earning assets/ Average interest bearing liabilities	132.4%	129.0%	3.42
Average yields earned (1)	5.73%	6.22%	(0.49)
Average rates paid	1.39%	1.85%	(0.46)
Net interest spread (1)	4.34%	4.37%	(0.03)
Net interest margin (1)	4.68%	4.78%	(0.10)

	Six months ended
	June 30,		Increase (Decrease)	Percentage Change
(Dollars in thousands)	2004	2003	2004-2003	2004-2003
Interest and fee income (1)	$45,739	$45,959	($220)	-0.5%
Interest expense	8,375	11,139	(2,764)	-24.8%
Net interest income (1)	$37,364	$34,820	$2,544	7.3%
Average interest earning assets	$1,587,646	$1,462,931	$124,715	8.5%
Average interest bearing liabilities	$1,212,093	$1,140,182	$71,911	6.3%
Average interest earning assets/ Average interest bearing liabilities	131.0%	128.3%	2.68
Average yields earned (1)	5.79%	6.33%	(0.54)
Average rates paid	1.39%	1.97%	(0.58)
Net interest spread (1)	4.40%	4.36%	0.04
Net interest margin (1)	4.73%	4.80%	(0.07)

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. Ratios for the three and six months ended June 30, 2004 and 2003 have been annualized where appropriate.

     Analysis of Net Interest Income. Net interest income, including a $.42 million adjustment to a tax equivalent basis for the three months ended June 30, 2004, increased 5.9% to $18.7 million from $17.7 million including a $.44 million adjustment to a tax equivalent basis for the same period in 2003. Higher loan and investment balances and an improved deposit mix combined to contribute to the increase in net interest income. Average yields on earning assets decreased 49 basis points to 5.73% in the second quarter of 2004 from 6.22% in 2003. Average interest earning assets increased $125 million, or 8.5%, to $1.59 billion in the second quarter of 2004 from $1.46 billion for the same period in 2003. Average rates paid on interest bearing liabilities decreased 46 basis points to 1.39% in the second quarter of 2004, from 1.85% for the same period in 2003. The net interest spread decreased from 4.37% in the second quarter of 2003 to 4.34% in the second quarter of 2004. Bancorp’s net interest margin for the three months ended June 30, 2004, was 4.68%, a decrease of 10 basis points from 4.78% for the comparable period of 2003.

     Net interest income, on a tax equivalent basis for the six months ended June 30, 2004, increased $2.5 million to $37.4 million from $34.8 million for the same period in 2003. The increase in net interest income is due to higher interest earning assets and improved deposit mix. Bancorp’s net interest margin for the six months ended June 30, 2004, was 4.73%, a decrease of 7 basis points from 4.80% for the same period in 2003.

     Provision for Loan Loss. Bancorp recorded provisions for loan losses for the second quarter of 2004 and 2003 of $1.0 million and $.85 million, respectively. The increase in the provision in the second quarter of 2004 compared to the second quarter of 2003 was primarily due to higher loan growth and net charge-offs. Net charge-offs for the second quarter of 2004 were $.6 million, compared to net charge-offs of $.3 million for the same period in 2003. Net charge-offs were concentrated in commercial and consumer credit portfolios. Annualized net charge-offs for the second quarter 2004 were 0.18% of average loans, compared to 0.08% in the same period last year.

     The provision for loan losses for the six months ended June 30, 2004 was $1.9 million compared to $1.7 million for the same period in 2003. Net charge-offs year to date in 2004 are $.9 million compared to $.7 million for the six months ended 2003.

     At June 30, 2004, non-performing assets were $6.6 million or 0.38% of total assets, down slightly from 0.40% one year earlier. Bancorp’s allowance for loan losses as a percentage of total loans was 1.47% at June 30, 2004, flat with 1.47% at June 30, 2003. The provision for loan loss is recorded to bring the allowance for loan losses to an amount considered appropriate by management based on factors which are described in the “Lending and Credit Management” and “Allowance for Loan Losses” sections of this report.

     Noninterest Income. Total non-interest income was $5.8 million for the three months ended June 30, 2004, compared to $5.8 million for the period ended June 30, 2003. Gains on sales of loans decreased $.5 million or 29% in the second quarter of 2004 compared to the like period in 2003. Combined service charges on deposit accounts and other service charges, commissions and fees were $3.8 million in the quarter ended June 30, 2004, an increase of $.28 million or 8% over the same period last year. The increase reflects growth in deposit accounts and volumes, higher payment system related and investment services sales revenues. Trust revenue increased 21% over the same period last year. Other noninterest income decreased slightly in the second quarter of 2004 compared to 2003.

     Total non-interest income was $11.3 million for the six months ended June 30, 2004, compared to $10.8 million for the same period in 2003. Gains on sales of loans were down $.7 million in the six months ended June 30, 2004 compared to the prior year due to decreased residential loan production. This decrease was more than offset by strong growth in trust revenue, investment sales, and payment systems related revenues. Service charges on deposit accounts and other service charges, commissions and fees increased slightly less than 12% in the six months ended June 30, 2004 compared to same period in 2003. Other non-interest income increased $.2 million mainly due to a one-time sale of a repossessed property in the first quarter of 2004.

     Noninterest Expense. Noninterest expense for the second quarter ended June 30, 2004 was $15.3 million, an increase of $.5 million or 3% compared to $14.8 million in noninterest expense for the same period in 2003. Salary and benefit expense increased $.5 million from higher salary and benefits cost, partly offset by lower commission payouts and higher salary reimbursement related to strong loan origination volume in the most recent quarter. The second quarter 2004 combined occupancy and equipment expense increased $.2 million from the second quarter of 2003, primarily due to branch and product expansion. Other loan expense increased $.14 million, mainly in the area of other real estate owned costs. All other expense categories combined decreased in the second quarter of 2004 compared to the same period in 2003.

     Total non-interest expense was $30.5 million for the six months ended June 30, 2004, compared to $28.5 million for the same period in 2003. The increase in expense year over year is primarily due to increased salary and benefit expense which is up 10% due to new branch offices and additional commercial and residential lending officers. Combined occupancy and equipment expense was up $.7 million in the first six months of 2004 compared to 2003 with $.3 million of the increase due to a one-time depreciation expense charge as a result of decreasing our book value in an affordable housing tax credit to match our equity in the project.

     Income taxes. The provision for income taxes increased slightly in the three months ended June 30, 2004, from the like period in 2003, due to an increase in income before taxes and lower tax exempt municipal security income relative to total taxable income, offset in part by increased non-taxable income from bank owned life insurance and the effect of investments in tax credits. Bancorp’s effective tax rate for the three months ended June 30, 2004, however, decreased slightly to 32.0% compared to 32.4% for the same period in 2003 primarily due to an increase in non-taxable income from bank owned life insurance and other tax credits.

     The provision for income taxes increased to $5.0 million in the six months ended June 30, 2004, from $4.8 million for the same period in 2003.

Balance Sheet Overview

     Period end total assets increased to $1.72 billion as of June 30, 2004 from $1.66 billion at December 31, 2003. Our balance sheet has been focused on growth in targeted areas that support our corporate objectives, including small business and middle market commercial lending, home equity lending, and core deposit production.

     Period end total loans at June 30, 2004 increased over 7% or $89 million from June 30, 2003. June 30, 2004 period end commercial loans were up 14%, or $32 million over the same time in 2003, while period end home equity loans were up $38 million, or 28% over the same time in 2003. Total deposits were up $100 million or 8% for the 12 month period ended June 30, 2004. Lower cost deposits generated the increase in deposits as certificates of deposits declined since June 30, 2003.

Investment Portfolio

     The investment portfolio at June 30, 2004, decreased $13.3 million compared to December 31, 2003. At June 30, 2004, total investment securities available for sale had after-tax unrealized losses of $.1 million. The composition and carrying value of Bancorp’s investment portfolio is as follows:

	June 30,	December 31,
(Dollars in thousands)	2004	2003
Investments available for sale (At fair value)
U.S. Government agency securities	107,500	108,282
Corporate securities	22,050	24,101
Mortgage-backed securities	89,773	94,808
Obligations of state and political subdivisions	75,746	80,082
Equity and other securities	13,619	14,697

Total Investment Portfolio	$308,688	$321,970

Loan Portfolio and Credit Management

     Interest and fees earned on the loan portfolio is our primary source of revenue. Loans represented 76% of total assets, or $1.30 billion as of June 30, 2004, compared to 73% or $1.22 billion at December 31, 2003. A certain degree of credit risk is inherent in our lending activities. The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. In addition, we attempt to manage our risk through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Through the Credit Review function the Company is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. The findings of these reviews are communicated with senior management and the Loan, Investment, and Asset/Liability Committee, which is made up of certain directors. As part of our ongoing lending process, internal risk ratings are assigned to each Commercial and Commercial Real Estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis. Credit files are examined periodically on a sample test basis, by internal and external auditors, as well as regulatory examiners.

     Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. As a result of the nature of our customer base and the growth experienced in the market areas served, real estate is frequently a material component of collateral for the Company’s loans. The expected source of repayment of these loans is generally the cash flow of the project, operations of the borrower’s business, or personal income. Risks associated with real estate loans include decreasing land values, material increases in interest rates, deterioration in local economic conditions, changes in tax policies, and a concentration of loans within any one area.

     As part of our strategic efforts, we have placed an emphasis on increasing the commercial and home equity loan segments of our portfolio. Real estate commercial loans continue to be the largest portion of our loan portfolio at 52%, but is down from 58% at the end of 2000. We believe our focus on commercial business loans is a key contributor to our strategy of core deposit growth.

     The composition of Bancorp’s loan portfolio is as follows:

	June 30, 2004		December 31, 2003
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$271,670	20.9%	$236,949	19.4%
Real estate construction	123,144	9.5%	112,732	9.2%
Real estate mortgage	199,340	15.3%	179,331	14.7%
Real estate commercial	670,372	51.5%	652,882	53.5%
Installment and other consumer	36,158	2.8%	38,987	3.2%

Total loans	1,300,684	100%	1,220,881	100%
Allowance for loan losses	(19,123)	1.47%	(18,131)	1.49%

Total loans, net	$1,281,561		$1,202,750

     The change in the composition of Bancorp’s loan portfolio, with increases in the percentage of loans that fall into commercial and real estate mortgage (home equity) categories, reflects the strategic focus of the Company.

     The composition of commercial real estate loan types based on collateral is as follows:

	June 30, 2004		December 31, 2003
(Dollars in thousands)	Amount	Percent	Amount (1)	Percent
Office Buildings	$155,200	23.2%	$153,900	23.6%
Retail Facilities	85,900	12.8%	80,600	12.3%
Hotels/Motels	64,800	9.7%	66,100	10.1%
Multi-Family - 5+ Residential	63,200	9.4%	65,000	10.0%
Assisted Living	40,300	6.0%	42,100	6.5%
Medical Offices	31,600	4.7%	29,000	4.4%
Industrial parks and related	34,600	5.2%	28,000	4.3%
Health spa and gym	19,500	2.9%	19,900	3.1%
Mini Storage	18,100	2.7%	17,500	2.7%
Manufacturing Plants	17,600	2.6%	16,500	2.5%
Food Establishments	17,700	2.6%	17,300	2.7%
Land Development and Raw Land	19,400	2.9%	13,400	2.1%
Church, Civic, Nonprofit facilities	9,600	1.4%	10,100	1.6%
RV Parks, Marinas, related	7,400	1.1%	7,600	1.1%
Commercial/Agricultural	6,800	1.1%	6,700	1.0%
Other	78,672	11.7%	79,182	12.1%

Total real estate commercial loans	$670,372	100%	$652,882	100%

(1)	Certain amounts have been reclassified at year end to conform to current categories. -

     Approximately 35% of Bancorp’s commercial real estate loan portfolio is classified as owner occupied. Bancorp’s underwriting of commercial real estate loans is conservative with loan to values generally not exceeding 75% and debt service coverage ratios of 120% or better.

     As of June 30, 2004, the Company had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Company. At June 30, 2004 and December 31, 2003, Bancorp had no bankers acceptances.

     Nonperforming Assets. Nonperforming assets include nonaccrual loans, other real estate owned, and loans past due more than 90 days. Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest or principal is doubtful or when the principal or interest payment becomes 90 days past due. Nonaccrual loans increased $2.5 million to $5.2 million at June 30, 2004 compared to December 31, 2003. The higher balance is attributed to an increase in the number of nonaccrual loans which are primarily a mix of commercial and commercial real estate secured loans. For nonaccrual loans, previously accrued but uncollected interest is charged against current earnings and income is only recognized to the extent payments are subsequently received.

     Nonperforming assets consist of the following:

(Dollars in thousands)	June 30, 2004	December 31, 2003
Loans on nonaccrual status	$5,201	$2,669
Loans past due greater than 90 days not on nonaccrual status	—	—
Other real estate owned	1,382	1,741

Total nonperforming assets	$6,583	$4,410

Non-performing loans to total loans	0.40%	0.22%
Allowance for loan losses to non-performing loans	368%	697%
Non-performing assets to total assets	0.38%	0.27%
Allowance for loan losses to non-performing assets	290%	411%

Allowance for Loan Losses

     Please see our Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Loss Allowance and Provision” for a discussion of Bancorp’s methodologies underlying the calculation of the Company’s allowance for loan losses.

     At June 30, 2004, the Company’s allowance for loan losses was $19.1 million, consisting of a $17.7 million formula allowance, no required specific allowance, and a $1.4 million unallocated allowance. At December 31, 2003, our allowance for loan losses was $18.1 million, consisting of a $17.0 million formula allowance, a $95,000 specific allowance, and a $1.0 million unallocated allowance. The changes in the allocation of the allowance for loan losses in the first six months of 2004 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of our loans, and charge-offs as well as recovery activity.

     At June 30, 2004, Bancorp’s allowance for loan loss was 1.47% of total loans, and 368% of total nonperforming loans, compared with an allowance for loan losses at December 31, 2003 of 1.49% of total loans, and 697% of total nonperforming loans, respectively.

     Changes in the allowance for loan losses are as follows:

	Six months ended	Year ended
(Dollars in thousands)	June 30, 2004	December 31, 2003
Loans outstanding at end of period	$1,300,684	$1,220,881
Average loans outstanding during the period	$1,262,584	$1,196,962
Allowance for loan losses, beginning of period	$18,131	$16,838
Loans charged off:
Commercial	(727)	(1,494)
Real Estate	(257)	(844)
Installment and consumer	(330)	(760)

Total loans charged off	(1,314)	(3,098)
Recoveries:
Commercial	164	380
Real Estate	166	70
Installment and consumer	76	141

Total recoveries	406	591

Net loans charged off	(908)	(2,507)
Provision for loan losses	1,900	3,800

Allowance for loan losses, end of period	$19,123	$18,131

Ratio of net loans charged off to average loans outstanding year to date (1)	0.14%	0.21%
Ratio of allowance for loan losses to loans outstanding at end of period	1.47%	1.49%

(1)	The ratio for the six months ended June 30, 2004, has been annualized.

     During the first six months of 2004, net loan charge-offs were $.9 million, compared to $.7 million for the same period in 2003. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.14% for the six months ended June 30, 2004, compared to 0.12% in the same period last year. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

Deposits and Borrowings

     The following table summarizes the quarterly average amount of, and the average interest rate paid on, each of the deposit and borrowing categories for the periods shown.

	June 30, 2004		June 30, 2003
(Dollars in thousands)	Average Balance	Rate Paid	Average Balance	Rate Paid
Demand	$335,647	—	$266,461	—
Savings, money market and interest bearing demand	732,928	0.43%	641,650	0.75%
Certificates of deposit	332,52	2.24%	382,425	2.94%
Short-term borrowings	35,921	1.14%	28,909	1.48%
Long-term borrowings (1)	112,022	5.18%	95,500	4.94%

Total deposits and borrowings	$1,549,070	1.39%	$1,414,945	1.85%

(1)	Long-term borrowings include Junior Subordinated Debentures at June 30, 2004, which were designated as Mandatorily Redeemable Trust Preferred Securities at June 30, 2003.

     Quarterly average core deposits, consisting of demand, savings, money market, and interest bearing demand deposits, increased nearly 18% or $160 million in the second quarter of 2004 compared to the same period in 2003. Our core deposits increase was mainly due to improved sales practices by the branches and commercial teams resulting in both consumer and business core deposit growth, businesses maintaining higher balances to avoid service charges, and minimal, if any, interest rate differences between similar non-insured investments and such FDIC insured deposit products.

     Second quarter average time deposits declined nearly $50 million in 2004 compared to 2003, or 13%, as customers likely viewed the interest rates offered on such deposits unattractive relative to historical rates. A continued decrease in time deposits would unlikely affect our short-term liquidity or operations materially. These deposits can generally be retained with increases in interest rates paid.

Capital Resources

     The Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of June 30, 2004, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     The following table summarizes the consolidated risk based capital ratios of Bancorp and the Bank at June 30, 2004, and December 31, 2003.

	June 30, 2004				December 31, 2003
			Amount				Amount
			Required For	Percent			Required For	Percent
			Minimum	required for			Minimum	required for
			Capital	Minimum			Capital	Minimum
	Actual		Adequacy	Capital	Actual		Adequacy	Capital
(Dollars in thousands)	Amount	Ratio	Amount	Adequacy	Amount	Ratio	Amount	Adequacy
Tier 1 Capital
West Coast Bancorp	$165,482	10.75%	$61,579	4%	$156,116	10.62%	$58,824	4%
West Coast Bank	155,177	10.09%	61,513	4%	144,583	9.84%	58,768	4%
Total Capital
West Coast Bancorp	$184,605	11.99%	$123,159	8%	$174,246	11.85%	$117,648	8%
West Coast Bank	174,300	11.33%	123,026	8%	162,713	11.07%	117,536	8%
Risk weighted assets
West Coast Bancorp	$1,539,485				$1,470,767
West Coast Bank	1,537,831				1,469,368
Leverage Ratio
West Coast Bancorp	$165,482	9.75%	$50,922	3%	$156,116	9.45%	$49,546	3%
West Coast Bank	155,177	9.15%	50,906	3%	144,583	8.75%	49,544	3%
Adjusted total assets
West Coast Bancorp	$1,697,386				$1,652,575
West Coast Bank	1,696,850				1,651,493

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity. This interpretation may affect the way Trust Preferred Securities are accounted for and viewed by regulatory agencies. On July 2, 2003, the Federal Reserve Bank issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report Trust Preferred Securities in accordance with current Federal Reserve Bank instructions which allows Trust Preferred Securities to be counted in Tier 1 capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance. For additional information regarding trust preferred securities, this discussion should be read in conjunction with our consolidated financial statements and related notes included in our 2003 Form 10-K under Footnote 7, “Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities.”

     Stockholders’ equity increased to $140.3 million at June 30, 2004, from $140.1 million at December 31, 2003. The slight increase was due to net income and an increase in the unrealized gain on securities available for sale, and stock option exercises offset in part by payments of cash dividends to stockholders and Bancorp’s activity in its corporate stock repurchase program.

     In July 2000, Bancorp announced a corporate stock repurchase program that was expanded in September 2000, June 2001, September 2002, and again in April 2004. Under this plan, the Company can buy up to 3.88 million shares of the Company’s common stock, including completed purchases. The Company anticipates using existing funds, future retained earnings, and/or long-term borrowings to finance future repurchases. During the first six months of 2004, and consistent with its capital plan, the Company repurchased approximately 290,000 shares, or approximately 2% of its common shares pursuant to its corporate stock repurchase program. Total shares available for repurchase under this plan were 1,030,000 at June 30, 2004.

     The following table presents information with respect to Bancorp’s July 2000 stock repurchase program.

			Average
(Shares and dollars in thousands)	Shares repurchased in period	Cost of shares repurchased	Cost per share
Year ended 2000	573	$5,264	$9.19
Year ended 2001	534	6,597	$12.35
Year ended 2002	866	13,081	$15.11
Year ended 2003	587	10,461	$17.82
Quarter ended March 31, 2004	132	2,866	$21.71
Quarter ended June 30, 2004	158	3,462	$21.97

Plan to date total	2,850	$41,731	$14.64

     Please also see discussion of stock repurchase activity during the quarter under Part II, Item 2, “Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities” below.

Liquidity and Sources of Funds

     The Company’s primary sources of funds are customer deposits, maturities of investment securities, sales of “Available for Sale” securities, loan sales, loan repayments, net income, advances from the FHLB, and the use of Federal Funds markets. The holding company specifically relies on dividends from the Bank and proceeds from the issuance of trust preferred securities to fund dividends to stockholders and stock repurchases.

     Scheduled loan repayments are a relatively stable sources of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

     Deposits are the primary source of new funds. Total deposits were $1.42 billion at June 30, 2004, up from $1.40 billion at December 31, 2003. Brokered deposits are generally not utilized, and we have none outstanding at June 30, 2004. We have attempted to attract relationship deposits in our market areas through excellent customer service, competitive pricing, and delivery of quality products.

     At June 30, 2004, four wholly-owned subsidiary grantor trusts established by Bancorp had issued $26 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts use the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table is a summary of current trust preferred securities at June 30, 2004.

		Preferred
(Dollars in thousands)		security			Rate at
Issuance Trust	Issuance date	amount	Rate type (1)	Initial rate	6/30/04	Maturity date
West Coast Statutory Trust I	December 2001	$5,000	Variable	5.60%	5.13%	December 2031
West Coast Statutory Trust II	June 2002	$7,500	Variable	5.34%	5.04%	June 2032
West Coast Statutory Trust III	September 2003	$7,500	Fixed	6.75%	6.75%	September 2033
West Coast Statutory Trust IV	March 2004	$6,000	Fixed	5.88%	5.88%	March 2034

(1)	The variable rate preferred securities reprice quarterly.

     The total amount of trust preferred securities outstanding at June 30, 2004 and December 31, 2003, was $26 million and $20 million, respectively. The interest rates on the trust preferred securities issued in December 2001, and June 2002 reset quarterly and are tied to the London Interbank Offered Rate (“LIBOR”) rate. In connection with these two variable rate offerings, Bancorp entered into swap agreements that will result in a fixed interest rate on the securities for five years, equal to 8.62% and 8.14%, respectively. The Company has the right to redeem the debentures of the December 2001 issuance in December 2006; the June 2002 issuance in June 2007, the September 2003 issuance in September 2008 and the March 2004 issuance in March 2009.

     Management expects to continue relying on customer deposits, cash flow from investment securities, sales of “Available for Sale” securities, loan sales, loan repayments, net income, Federal Funds markets, advances from the FHLB, and other borrowings to provide liquidity. Management may also consider engaging in further offerings of trust preferred securities if the opportunity presents an attractive means of raising funds in the future. Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the financial services industry, interest rates available on other investments, general economic conditions, competition, customer management of cash resources and other factors. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities, duration, or repricing intervals of assets. The sources of such funds may include, but are not limited to, Federal Funds purchased, reverse repurchase agreements and borrowings from the FHLB.

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

PART II: Other Information

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(e)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2004:

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of	Remaining at Period End that
	Total Number of	Average Price	Publicly Announced	May Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Plans or Programs (2)	Plans or Programs
4/1/04 - 4/30/04	50,631	$22.17	44,500	1,143,321
5/1/04 - 5/31/04	54,342	$21.84	54,300	1,089,021
6/1/04 - 6/30/04	59,102	$21.96	58,800	1,030,221

Total for quarter	164,075		157,600

(1)	Shares repurchased by Bancorp during the quarter include: (1) shares repurchased pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below, and (2) shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 6,131 shares, 42 shares, and 302 shares, respectively, for the periods indicated.

(2)	Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million in June 2001, by 1.0 million shares in September 2002, and 1.0 million in April 2004, for a total authorized repurchase amount as of June 30, 2004, of approximately 3.9 million shares.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

Exhibit No.	Exhibit
31.1	Certification of CEO under Rule 13(a) – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13(a) – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.

(b)	During the three months ended June 30, 2004, West Coast Bancorp filed the following current report on Form 8-K:

None.

Signatures

As required by the Securities Exchange Act of 1934, this report is signed on registrant’s behalf by the undersigned authorized officers.

WEST COAST BANCORP
(Registrant)

Dated: August 9, 2004	/s/ Robert D. Sznewajs
Robert D. Sznewajs
Chief Executive Officer and President

Dated: August 9, 2004	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer