Form 10-Q
period 2004-09-30
WEST COAST BANCORP /NEW/OR/
filed 2004-11-09
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2004

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

The number of shares of Registrant’s Common Stock outstanding on October 31, 2004 was 14,871,530.

WEST COAST BANCORP
FORM 10-Q
QUARTERLY REPORT

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WEST COAST BANCORP

CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Dollars and shares in thousands)	2004	2003
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$54,742	$59,956
Interest-bearing deposits in other banks	171	38
Federal funds sold	12,271	3,510

Total cash and cash equivalents	67,184	63,504
Trading assets	1,007	991
Investment securities available for sale, at fair value (amortized cost: $298,868 and $316,237)	302,602	321,970
Loans held for sale	5,268	4,729
Loans	1,319,696	1,220,881
Allowance for loan losses	(19,421)	(18,131)

Loans, net	1,300,275	1,202,750
Premises and equipment, net	27,137	27,176
Intangible assets, net	605	865
Bank owned life insurance	18,696	18,062
Other assets	21,461	22,835

Total assets	$1,744,235	$1,662,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$395,833	$316,611
Savings and interest-bearing demand	736,699	742,280
Certificates of deposit	337,395	345,968

Total deposits	1,469,927	1,404,859
Short-term borrowings	5,000	5,027
Long-term borrowings	83,000	78,000
Junior subordinated debentures	26,000	20,000
Other liabilities	15,460	14,943

Total liabilities	1,599,387	1,522,829
Commitments and contingent liabilities (note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock: no par value, none issued; 10,000 shares authorized	—	—
Common stock: no par value, 55,000 shares authorized; 14,857 and 15,076 shares issued and outstanding, respectively	18,571	18,845
Additional paid-in capital	60,718	66,462
Retained earnings	65,139	52,916
Unearned compensation	(1,599)	(1,242)
Accumulated other comprehensive income	2,019	3,072

Total stockholders’ equity	144,848	140,053

Total liabilities and stockholders’ equity	$1,744,235	$1,662,882

See notes to consolidated financial statements.

WEST COAST BANCORP

CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2004	2003	2004	2003
INTEREST INCOME:
Interest and fees on loans	$20,086	$19,219	$58,193	$58,406
Interest on taxable investment securities	2,430	2,076	7,645	6,269
Interest on nontaxable investment securities	768	813	2,318	2,463
Interest on deposits in other banks	40	40	46	52
Interest on federal funds sold	49	61	75	90

Total interest income	23,373	22,209	68,277	67,280
INTEREST EXPENSE:
Savings and interest-bearing demand	804	1,055	2,389	3,548
Certificates of deposit	1,930	2,584	5,733	8,284
Short-term borrowings	38	16	251	262
Long-term borrowings	1,255	932	3,147	3,106
Junior subordinated debt and mandatorily redeemable trust preferred securities	483	287	1,366	812

Total interest expense	4,510	4,874	12,886	16,012

NET INTEREST INCOME	18,863	17,335	55,391	51,268
Provision for loan losses	225	875	2,125	2,575

Net interest income after provision for loan losses	18,638	16,460	53,266	48,693
NONINTEREST INCOME:
Service charges on deposit accounts	1,934	1,740	5,586	5,189
Other service charges, commissions and fees	1,941	1,749	5,613	4,853
Trust revenue	546	439	1,582	1,299
Gain on sales of loans	962	1,533	2,993	4,246
Bank owned life insurance	200	226	611	532
Other	95	107	501	305
Gain on sales of securities	—	—	75	192

Total noninterest income	5,678	5,794	16,961	16,616
NONINTEREST EXPENSE:
Salaries and employee benefits	9,444	8,318	26,945	24,211
Equipment	1,378	1,263	3,985	3,724
Occupancy	1,467	1,261	4,354	3,616
Check and other transaction processing	658	746	1,951	2,138
Professional fees	513	587	1,431	1,729
Courier and postage	484	503	1,423	1,531
Marketing	633	510	1,763	1,478
Other loan expense	344	423	1,111	1,310
Communications	301	291	868	888
Other taxes and insurance	186	185	556	547
Printing and office supplies	162	153	527	489
Other noninterest expense	572	607	1,717	1,697

Total noninterest expense	16,142	14,847	46,631	43,358

INCOME BEFORE INCOME TAXES	8,174	7,407	23,596	21,951
PROVISION FOR INCOME TAXES	2,462	2,362	7,431	7,188

NET INCOME	$5,712	$5,045	$16,165	$14,763

Basic earnings per share	$0.39	$0.33	$1.09	$0.98
Diluted earnings per share	$0.37	$0.32	$1.04	$0.94
Weighted average common shares	14,798	15,066	14,877	15,096
Weighted average diluted shares	15,382	15,705	15,531	15,641

See notes to consolidated financial statements.

WEST COAST BANCORP

CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,
(Dollars in thousands)	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,165	$14,763
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,650	2,097
Deferred income tax benefit	380	(357)
Amortization of intangibles	260	265
Provision for loan losses	2,125	2,575
Decrease in interest receivable	(294)	(372)
Decrease in other assets	1,288	938
Gain on sale of available for sale securities	(75)	(192)
Gain on sales of loans	(2,993)	(4,246)
Origination of loans held for sale	(57,708)	(60,232)
Proceeds from sales of loans held for sale	60,162	71,861
Decrease in interest payable	51	(228)
(Decrease) increase in other liabilities	466	6,731
Increase in cash surrender value of bank owned life insurance	(634)	(532)
Stock based compensation expense	586	506
Tax benefit associated with stock options	1,033	644
(Increase) decrease in trading assets	(16)	52

Net cash provided by operating activities	23,446	34,273
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	77,566	87,040
Proceeds from sales of available for sale securities	1,114	4,158
Purchase of available for sale securities	(60,289)	(118,621)
Purchase of bank owned life insurance	—	(16,000)
Loans made to customers greater than principal collected on loans	(99,650)	(40,884)
Net capital expenditures	(2,611)	(2,601)

Net cash used in investing activities	(83,870)	(86,908)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest bearing transaction accounts	73,641	143,073
Net (decrease) increase in certificates of deposit	(8,573)	(4,603)
Proceeds from issuance of junior subordinated debentures	6,000	7,500
Proceeds from issuance of long-term borrowings	20,000	—
Repayment of long-term borrowings	(15,000)	(15,000)
Net increase in short-term borrowings	(27)	(4,827)
Redemption and repurchase of common stock	(10,335)	(7,714)
Net proceeds from issuance of common stock	2,340	1,896
Dividends paid and cash paid for fractional shares	(3,942)	(3,641)

Net cash provided by financing activities	64,104	116,684

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	3,680	64,049
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	63,504	57,733

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$67,184	$121,782

Supplemental cash flow information:
Cash paid in the period for:
Interest	$12,834	$16,240
Income taxes	$5,698	$6,950

See notes to consolidated financial statements.

WEST COAST BANCORP

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Unearned	Comprehensive
(Shares and Dollars in thousands)	Shares	Amount	Capital	Earnings	Compensation	Income (loss)	Total
BALANCE, January 1, 2003	15,326	$19,158	$72,279	$38,047	$(671)	$4,574	$133,387
Comprehensive income:
Net income	—	—	—	19,797	—	—	19,797
Other comprehensive loss, net of tax:
Net unrealized investment/derivative losses	—	—	—	—	—	(1,502)	(1,502)

Other comprehensive loss, net of tax							(1,502)

Comprehensive income							$18,295

Cash dividends, $.32 per common share	—	—	—	(4,928)	—	—	(4,928)
Issuance of common stock- option plans	291	363	2,500	—	—	—	2,863
Redemption of common stock	(29)	(36)	(457)		27	—	(466)
Activity in Deferred Compensation Plan	(3)	(3)	(45)	—	—	—	(48)
Issuance of common stock-restricted stock plans	78	97	1,180	—	(1,277)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	679	—	679
Common stock repurchased and retired	(587)	(734)	(9,727)	—	—	—	(10,461)
Tax benefit associated with stock options	—	—	732	—	—	—	732

BALANCE, December 31, 2003	15,076	18,845	66,462	52,916	(1,242)	3,072	140,053
Comprehensive income:
Net income	—	—	—	16,165	—	—	16,165
Other comprehensive loss, net of tax:
Net unrealized investment/derivative losses	—	—	—	—	—	(1,053)	(1,053)

Other comprehensive loss, net of tax							(1,053)

Comprehensive income							$15,112

Cash dividends, $.26 per common share	—	—	—	(3,942)	—	—	(3,942)
Issuance of common stock- option plans	227	284	2,316	—	—	—	2,600
Redemption of common stock	(42)	(53)	(860)	—	69	—	(844)
Activity in Deferred Compensation Plan	1	1	(34)	—	—	—	(33)
Issuance of common stock- restricted stock plans	47	59	954	—	(1,013)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	587	—	587
Common stock repurchased and retired	(452)	(565)	(9,153)	—	—	—	(9,718)
Tax benefit associated with stock options	—	—	1,033	—	—	—	1,033

BALANCE, September 30, 2004	14,857	$18,571	$60,718	$65,139	$(1,599)	$2,019	$144,848

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three and nine months ended September 30, 2004 and cash flows for the nine months ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004, or other future periods.

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

1. BASIS OF PRESENTATION (continued)

     At September 30, 2004, Bancorp had multiple stock option plans. In addition, Bancorp has a stock compensation plan under which both restricted stock and stock options are granted. Bancorp recognizes compensation expense for restricted stock granted. Bancorp accounts for its stock option and stock plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, under which no compensation cost has been recognized for stock options granted in the periods presented. All options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method established in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied to all outstanding and unvested awards in each period.

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share data)	2004	2003	2004	2003
Net income, as reported	$5,712	$5,045	$16,165	$14,763
Add: Restricted stock compensation expense included in reported net income, net of related tax effects	125	106	358	308
Deduct: Stock-based compensation expense including both restricted stock and stock options, determined under fair value based method, net of related tax effects	(360)	(280)	(924)	(910)

Pro forma net income	$5,477	$4,871	$15,599	$14,161

Earnings per share:
Basic-as reported	$0.39	$0.33	$1.09	$0.98
Basic-proforma	$0.37	$0.32	$1.05	$0.94
Diluted-as reported	$0.37	$0.32	$1.04	$0.94
Diluted-proforma	$0.36	$0.31	$1.00	$0.91

2. NEW ACCOUNTING PRONOUNCEMENTS

     At the November 12-13, 2003 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under Statement of Financial Accounting Standards (“SFAS”) No. 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The Company adopted the disclosure requirements in fiscal year 2003. At the March 17-18, 2004 meeting, the EITF reached a consensus, which approved an impairment model for debt and equity securities. In FASB Staff Position (“FSP”) 03-01-01, issued in September 2004, the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01 was delayed until the fourth quarter of 2004. The disclosure guidance in paragraphs 21 and 22 of Issue 03-01 remains effective. The Company is currently assessing the impact that this issue will have on its consolidated financial statements.

3.	INVESTMENT SECURITIES AVAILABLE FOR SALE

The composition and carrying value of Bancorp’s investment portfolio is as follows:

	September 30,	December 31,
(Dollars in thousands)	2004	2003
Investments available for sale (At fair value)
U.S. Government agency securities	$109,048	$108,282
Corporate securities	18,226	24,101
Mortgage-backed securities	85,716	94,808
Obligations of state and political subdivisions	75,574	80,082
Equity and other securities	14,038	14,697

Total Investment Portfolio	$302,602	$321,970

     The following tables provide information on unrealized losses in the investment securities portfolio at September 30, 2004:

	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss less than	unrealized loss less than	Unrealized
(Dollars in thousands)	12 continuous months	12 continuous months	Gross Losses
U.S. Government agency securities	$27,972	$27,847	$(125)
Mortgage-backed securities	37,611	37,402	(209)
Obligations of state and political subdivisions	1,459	1,451	(8)
Equity and other securities	5,000	4,500	(500)

Total	$72,042	$71,200	$(842)

	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss more than	unrealized loss more than	Unrealized
	12 continuous months	12 continuous months	Gross Losses
U.S. Government agency securities	$3,022	$2,906	$(116)
Mortgage-backed securities	3,100	3,033	$(67)
Obligations of state and political subdivisions	1,618	1,595	(23)

Total	$7,740	$7,534	$(206)

     The Company has 11 investment securities with a 12 month or greater continuous unrealized loss in the investment portfolio at September 30, 2004. At September 30, 2004, there were approximately 26 securities in the investment portfolio with an unrealized loss of $.8 million. The impairment on these fixed income securities is due to an increase in interest rates subsequent to their purchase. The fair value of these securities will fluctuate as market interest rates change.

4.	COMPREHENSIVE INCOME

The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2004	2003	2004	2003
Net income as reported	$5,712	$5,045	$16,165	$14,763
Unrealized gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	3,976	(5,687)	(1,888)	(3,772)
Tax (provision) benefit	(1,562)	2,234	742	1,483

Net unrealized gains (losses) on securities, net of tax	2,414	(3,453)	(1,146)	(2,289)
Less: Reclassification adjustment for realized gains on sales of securities	—	—	75	192
Tax provision	—	—	(29)	(75)

Net realized gains on sale of securities, net of tax	—	—	46	117
Unrealized gains (losses) on derivatives:
Unrealized holding gains (losses) on derivatives arising during the period	(96)	202	228	37
Tax (provision) benefit	38	(79)	(89)	(15)

Net unrealized holding gains (losses) from derivatives, net of tax	(58)	123	139	22

Total comprehensive income	$8,068	$1,715	$15,112	$12,379

     Bancorp currently uses two single interest-rate swaps to convert two variable rate Junior Subordinated Debt issuances to fixed rates. The two swaps entered into concurrently with the issuance of the junior subordinated debt are accounted for as cash flow hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. The fair value of Bancorp’s swaps was an unrealized loss of $.51 million at September 30, 2004 and $.75 million at December 31, 2003. This unrealized loss is reflected in other liabilities on the consolidated balance sheet, as well as in accumulated other comprehensive income in the consolidated statement of changes in stockholders’ equity.

5.	EARNINGS PER SHARE

     The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations:

(Dollars and shares in thousands, except per share data)	Net Income	Weighted Average Shares	Per Share Amount
	Three months ended September 30, 2004
Basic earnings	$5,712	14,798	$0.39
Common stock equivalents from:
Stock options		562
Restricted stock		22

Diluted earnings	$5,712	15,382	$0.37

	Three months ended September 30, 2003
Basic earnings	$5,045	15,066	$0.33
Common stock equivalents from:
Stock options		610
Restricted stock		29

Diluted earnings	$5,045	15,705	$0.32

	Nine months ended September 30, 2004
Basic earnings	$16,165	14,877	$1.09
Common stock equivalents from:
Stock options		616
Restricted stock		38

Diluted earnings	$16,165	15,531	$1.04

	Nine months ended September 30, 2003
Basic earnings	$14,763	15,096	$0.98
Common stock equivalents from:
Stock options		511
Restricted stock		34

Diluted earnings	$14,763	15,641	$0.94

     For the periods reported, Bancorp had no reconciling items between net income and income available to common stockholders.

6. PREMISES AND EQUIPMENT

     The following table presents the amounts of premises and equipment:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Land	$4,796	$4,796
Buildings and improvements	23,600	23,523
Furniture and equipment	24,846	24,103
Construction in progress	1,306	80

	54,548	52,502
Accumulated depreciation	(27,411)	(25,326)

Total	$27,137	$27,176

     Depreciation included in occupancy and equipment expense amounted to $2.6 million and $2.1 million in the first nine months of 2004 and 2003, respectively. The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists. During the first nine months of 2004, there were no impairment write-downs.

7. ALLOWANCE FOR LOAN LOSSES

     The following table represents activity in the allowance for loan losses for the nine months ended September 30, 2004, and 2003:

	Nine months ended
(Dollars in thousands)	September 30, 2004	September 30, 2003
Balance at beginning of period	$18,131	$16,838
Provision for loan losses	2,125	2,575
Loans charged off	(1,590)	(1,883)
Recoveries	755	519

Balance at end of period	$19,421	$18,049

8. COMMITMENTS AND CONTINGENT LIABILITIES

     On March 4, 2004, the Company was served with a lawsuit filed in Multnomah County Circuit Court entitled Walter L. West, dba Walter West Construction Co. v. West Coast Bancorp. The lawsuit is related to a case filed by the plaintiff in Lincoln County Circuit Court in April 2002 that was voluntarily dismissed by the plaintiff. The plaintiff re-asserted claims against Bancorp alleging breach of contract/third party beneficiary, promissory estoppel, and equitable estoppel. The promissory and equitable estoppel claims have since been dismissed.

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

9. SEGMENT AND RELATED INFORMATION

     Bancorp accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the service provided. Intercompany items relate primarily to the provision of accounting, human resources, data processing and marketing services. All other accounting policies are the same as those described in the summary of significant accounting policies in Bancorp’s 2003 Annual Report on Form 10-K.

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

	Three months ended September 30, 2004
(Dollars in thousands)	Banking	Other	Intersegment	Consolidated
Interest income	$23,353	$20	$—	$23,373
Interest expense	4,128	382	—	4,510

Net interest income	19,225	(362)	—	18,863

Provision for loan loss	225	—	—	225
Noninterest income	5,209	583	(114)	5,678
Noninterest expense	15,685	571	(114)	16,142

Income (loss) before income taxes	8,524	(350)	—	8,174
Provision (benefit) for income taxes	2,599	(137)	—	2,462

Net income (loss)	$5,925	$(213)	$—	$5,712

Depreciation and amortization	$861	$2	$—	$863
Assets	$1,741,227	$3,290	$(282)	$1,744,235
Loans, net	$1,300,625	$—	$(350)	$1,300,275
Deposits	$1,479,407	$—	$(9,480)	$1,469,927
Equity	$162,288	$2,719	—	$144,848

	Three months ended September 30, 2003
(Dollars in thousands)	Banking	Other	Intersegment	Consolidated
Interest income	$22,189	$187	$(167)	$22,209
Interest expense	4,707	334	(167)	4,874

Net interest income	17,482	(147)	—	17,335

Provision for loan loss	875	—	—	875
Noninterest income	5,389	468	(63)	5,794
Noninterest expense	14,386	524	(63)	14,847

Income (loss) before income taxes	7,610	(203)	—	7,407
Provision (benefit) for income taxes	2,442	(80)	—	2,362

Net income (loss)	$5,168	$(123)	$—	$5,045

Depreciation and amortization	$541	$1	$—	$542
Assets	$1,667,182	$23,498	$(21,637)	$1,669,043
Loans, net	$1,181,385	$20,619	$(20,619)	$1,181,385
Deposits	$1,417,231	$—	$(12,308)	$1,404,923
Equity	$142,413	$3,297	—	$137,457

	Nine months ended September 30, 2004
(Dollars in thousands)	Banking	Other	Intersegment	Consolidated
Interest income	$68,218	$59	$—	$68,277
Interest expense	11,848	1,038	—	12,886

Net interest income	56,370	(979)	—	55,391

Provision for loan loss	2,125	—	—	2,125
Noninterest income	15,609	1,695	(343)	16,961
Noninterest expense	45,147	1,827	(343)	46,631

Income (loss) before income taxes	24,707	(1,111)	—	23,596
Provision (benefit) for income taxes	7,865	(434)	—	7,431

Net income (loss)	$16,842	$(677)	$—	$16,165

Depreciation and amortization	$2,645	$5	$—	$2,650
Assets	$1,741,227	$3,290	$(282)	$1,744,235
Loans, net	$1,300,625	$—	$(350)	$1,300,275
Deposits	$1,479,407	$—	$(9,480)	$1,469,927
Equity	$162,288	$2,719	—	$144,848

	Nine months ended September 30, 2003
(Dollars in thousands)	Banking	Other	Intersegment	Consolidated
Interest income	$67,221	$541	$(482)	$67,280
Interest expense	15,547	947	(482)	16,012

Net interest income	51,674	(406)	—	51,268

Provision for loan loss	2,575	—	—	2,575
Noninterest income	15,419	1,380	(183)	16,616
Noninterest expense	42,040	1,501	(183)	43,358

Income (loss) before income taxes	22,478	(527)	—	21,951
Provision (benefit) for income taxes	7,394	(206)	—	7,188

Net income (loss)	$15,084	$(321)	$—	$14,763

Depreciation and amortization	$2,096	$1	$—	$2,097
Assets	$1,667,182	$23,498	$(21,637)	$1,669,043
Loans, net	$1,181,385	$20,619	$(20,619)	$1,181,385
Deposits	$1,417,231	$—	$(12,308)	$1,404,923
Equity	$142,413	$3,297	—	$137,457

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

     Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to: attract and retain lending officers and other key personnel; close loans in the pipeline; generate loan and deposit balances at projected spreads; sustain fee generation and gains on sales of loans; maintain asset quality; control the level of net charge-offs; increase productivity; generate retail investments; control expense growth; monitor and manage the Company’s internal operating and disclosure control environments, including disclosure and financial reporting controls; and other matters.

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

Income Statement Overview

Three and nine months ended September 30, 2004 and 2003

     Bancorp reported net income of $5.7 million, or $.37 per diluted share, for the three months ended September 30, 2004, compared to $5.0 million, or $.32 per diluted share, for the three months ended September 30, 2003. This represents a 16% earnings per diluted share growth for the third quarter of 2004 compared to the same period in 2003. Our return on equity for the quarters ended September 30, 2004 and 2003 was 16.0% and 14.6%, respectively.

     Net income for the nine months ended September 30, 2004 was $16.2 million or $1.04 per diluted share compared to $14.8 million or $.94 per diluted share for the same period last year. This represents a 10% increase year over year. Return on equity was 14.9% for the first nine months of 2004, up from 14.6% for the first nine months of 2003.

     Net Interest Income. Bancorp’s profitability, like that of many financial institutions, is dependent to a large extent upon net interest income. At September 30, 2004, we estimate our balance sheet was slightly asset sensitive over a 12 month horizon, meaning that interest-earning assets mature or reprice more quickly than interest-bearing liabilities in a given period. Therefore, a significant decrease in market rates of interest could adversely affect net interest income, while an increase in market rates may increase net interest income. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities. Competition, the economy, and a change in the yield curve may also impact Bancorp’s net interest income materially in any period beyond what declining or rising interest rates may do.

     The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended
	September 30,		Increase (Decrease)	Percentage Change
(Dollars in thousands)	2004	2003	2004-2003	2004-2003
Interest and fee income (1)	$23,786	$22,647	$1,139	5.0%
Interest expense	4,510	4,874	(364)	-7.5%

Net interest income (1)	$19,276	$17,773	$1,503	8.5%
Average interest earning assets	$1,631,183	$1,523,487	$107,696	7.1%
Average interest bearing liabilities	$1,202,955	$1,157,933	$45,022	3.9%
Average interest earning assets/ Average interest bearing liabilities	135.6%	131.6%	4.03
Average yields earned (1)	5.80%	5.90%	(0.10)
Average rates paid	1.49%	1.67%	(0.18)
Net interest spread (1)	4.31%	4.23%	0.08
Net interest margin (1)	4.70%	4.63%	0.07

	Nine months ended
	September 30,		Increase (Decrease)	Percentage Change
(Dollars in thousands)	2004	2003	2004-2003	2004-2003
Interest and fee income (1)	$69,526	$68,606	$920	1.3%
Interest expense	12,886	16,012	(3,126)	-19.5%

Net interest income (1)	$56,640	$52,594	$4,046	7.7%
Average interest earning assets	$1,602,264	$1,483,338	$118,926	8.0%
Average interest bearing liabilities	$1,203,055	$1,146,163	$56,892	5.0%
Average interest earning assets/ Average interest bearing liabilities	133.2%	129.4%	3.77
Average yields earned (1)	5.80%	6.18%	(0.38)
Average rates paid	1.43%	1.87%	(0.44)
Net interest spread (1)	4.37%	4.31%	0.06
Net interest margin (1)	4.72%	4.74%	(0.02)

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. Ratios for the three and nine months ended September 30, 2004 and 2003 have been annualized where appropriate.

     Analysis of Net Interest Income. Net interest income, including a $.41 million adjustment to a tax equivalent basis for the three months ended September 30, 2004, increased 8.5% to $19.3 million from $17.8 million including a $.44 million adjustment to a tax equivalent basis for the same period in 2003. Higher loan and investment balances and an improved deposit mix combined to contribute to the increase in net interest income. Net interest income was negatively impacted in the third quarter of 2004 by a $.3 million prepayment expense on $10 million of FHLB long term debt, which reduced the net interest margin by 7 basis points. Average yields on earning assets decreased 10 basis points to 5.80% in the third quarter of 2004 from 5.90% in 2003. Average interest earning assets increased $108 million, or 7.1%, to $1.63 billion in the third quarter of 2004 from $1.52 billion for the same period in 2003. Average rates paid on interest bearing liabilities decreased 18 basis points to 1.49% in the third quarter of 2004, from 1.67% for the same period in 2003. The net interest spread increased from 4.23% in the third quarter of 2003 to 4.31% in the third quarter of 2004. Bancorp’s net interest margin for the three months ended September 30, 2004, was 4.70%, an increase of 7 basis points from 4.63% for the comparable period of 2003.

     Net interest income, on a tax equivalent basis for the nine months ended September 30, 2004, increased $4.0 million to $56.6 million from $52.6 million for the same period in 2003. The increase in net interest income is due to higher interest earning assets and improved deposit mix. Bancorp’s net interest margin for the nine months ended September 30, 2004, was 4.72%, a decrease of 2 basis points from 4.74% for the same period in 2003.

     Provision for Loan Loss. Bancorp recorded provisions for loan losses for the third quarter of 2004 and 2003 of $.2 million and $.9 million, respectively. The decrease in the provision in the third quarter of 2004 compared to the third quarter of 2003 was primarily due to no net charge-offs in the third quarter of 2004. Net recoveries for the third quarter of 2004 were $26,000, compared to net charge-offs of $.7 million for the same period in 2003. Annualized net recoveries for the third quarter 2004 were 0.01% of average loans, compared to annualized net charge-offs of 0.22% in the same period last year.

     The provision for loan losses for the nine months ended September 30, 2004 was $2.1 million compared to $2.6 million for the same period in 2003. Net charge-offs year to date in 2004 are $.8 million compared to $1.4 million for the nine months ended 2003.

     At September 30, 2004, non-performing assets were $4.9 million or 0.28% of total assets, down from $5.4 million or 0.33% one year earlier. Bancorp’s allowance for loan losses as a percentage of total loans was 1.47% at September 30, 2004, down from 1.50% at September 30, 2003. The provision for loan loss is recorded to bring the allowance for loan losses to an amount considered appropriate by management based on factors which are described in the “Loan Portfolio and Credit Management” and “Allowance for Loan Losses” sections of this report.

     Noninterest Income. Total non-interest income was $5.7 million for the three months ended September 30, 2004, compared to $5.8 million for the period ended September 30, 2003. Gains on sales of loans decreased $.6 million or 37% in the third quarter of 2004 compared to the like period in 2003. Combined service charges on deposit accounts and other service charges, commissions and fees were $3.9 million in the quarter ended September 30, 2004, an increase of $.4 million or 11% over the same period last year. The increase reflects growth in deposit accounts and volumes, higher payment system related revenues and investment services sales revenues.

     Trust revenue increased 24% over the same period last year. Bank owned life insurance income and other noninterest income decreased slightly in the second quarter of 2004 compared to 2003.

     Total non-interest income was $17.0 million for the nine months ended September 30, 2004, compared to $16.6 million for the same period in 2003. Gains on sales of loans were down $1.3 million in the nine months ended September 30, 2004 compared to the prior year due to decreased residential loan production. This decrease was more than offset by strong growth in trust revenue, investment sales, and payment systems related revenues. Service charges on deposit accounts and other service charges, commissions and fees increased slightly less than 12% or $1.2 million in the nine months ended September 30, 2004 compared to same period in 2003. Other non-interest income increased $.2 million mainly due to a one-time sale of a repossessed property in the first quarter of 2004.

     Noninterest Expense. Noninterest expense for the three months ended September 30, 2004 was $16.1 million, an increase of $1.3 million or 9% compared to $14.8 million for the same period in 2003. Salary and benefit expense increased $1.1 million due to higher salary and benefits cost, with approximately one-third of the increase caused by the recent branch openings and hiring of new commercial lenders. The third quarter 2004 combined occupancy and equipment expense increased $.3 million from the third quarter of 2003, primarily due to branch and product expansion.All other expense categories combined decreased $.2 million in the third quarter of 2004 compared to the same period in 2003.

     Total non-interest expense was $46.6 million for the nine months ended September 30, 2004, compared to $43.4 million for the same period in 2003. The increase in expense year over year is primarily due to increased salary and benefit expense which is up 11% due to new branch offices and additional commercial and residential lending officers. Combined occupancy and equipment expense was up $1.0 million in the first nine months of 2004 compared to 2003 with $.3 million of the increase due to a one-time depreciation expense charge as a result of decreasing our book value in an affordable housing tax credit to match our equity in the project.

     Income taxes. The provision for income taxes increased in the three months ended September 30, 2004, from the like period in 2003, due to an increase in income before taxes and lower tax exempt municipal security income relative to total taxable income, offset in part by increased non-taxable income from bank owned life insurance and the effect of investments in tax credits. Bancorp’s effective tax rate for the three months ended September 30, 2004, however, decreased slightly to 30.1% compared to 31.9% for the same period in 2003 primarily due to an increase in non-taxable income from bank owned life insurance and other tax credits.

     The provision for income taxes increased to $7.4 million in the nine months ended September 30, 2004, from $7.2 million for the same period in 2003.

Balance Sheet Overview

     Period end total assets increased to $1.74 billion as of September 30, 2004 from $1.66 billion at December 31, 2003. Our balance sheet has been focused on growth in targeted areas that support our corporate objectives, including small business and middle market commercial lending, home equity lending, and core deposit production.

     Period end total loans at September 30, 2004 increased 10% or $120 million from September 30, 2003. September 30, 2004 period end commercial loans were up 18%, or $45 million over the same time in 2003, while period end home equity loans were up $35 million, or 24% over the same time in 2003. Total deposits increased $65 million or over 4% for the 12 month period beginning September 30, 2003. Lower cost deposits generated the increase in deposits as certificates of deposit declined since September 30, 2003.

Investment Portfolio

     The investment portfolio at September 30, 2004, decreased $19.4 million compared to December 31, 2003. At September 30, 2004, total investment securities available for sale had pre-tax unrealized gains of $3.73 million. The composition and carrying value of Bancorp’s investment portfolio is as follows:

	September 30,	December 31,
(Dollars in thousands)	2004	2003
Investments available for sale (At fair value)
U.S. Government agency securities	$109,048	$108,282
Corporate securities	18,226	24,101
Mortgage-backed securities	85,716	94,808
Obligations of state and political subdivisions	75,574	80,082
Equity and other securities	14,038	14,697

Total Investment Portfolio	$302,602	$321,970

Loan Portfolio and Credit Management

     Interest and fees earned on the loan portfolio is our primary source of revenue. Loans represented 76% of total assets, or $1.32 billion as of September 30, 2004, compared to 73% or $1.22 billion at December 31, 2003. A certain degree of credit risk is inherent in our lending activities. The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. In addition, we attempt to manage our risk through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Through the Credit Review function the Company is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. The findings of these reviews are communicated with senior management and the Loan, Investment, and Asset/Liability Committee, which is made up of certain directors. As part of our ongoing lending process, internal risk ratings are assigned to each Commercial and Commercial Real Estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis. Credit files are examined periodically on a sample test basis, by internal and external auditors, as well as regulatory examiners.

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

     As part of our strategic efforts, we have placed an emphasis on increasing the commercial and home equity loan segments of our portfolio. Real estate commercial loans continue to be the largest portion of our loan portfolio at 51%, but is down from 58% at the end of 2000. We believe our focus on commercial business loans is a key contributor to our goal of increasing low cost deposits.

     The composition of Bancorp’s loan portfolio is as follows:

	September 30, 2004		December 31, 2003
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial	$288,667	21.9%	$236,949	19.4%
Real estate construction	111,299	8.4%	112,732	9.2%
Real estate mortgage	206,739	15.7%	179,331	14.7%
Real estate commercial	677,275	51.3%	652,882	53.5%
Installment and other consumer	35,716	2.7%	38,987	3.2%

Total loans	1,319,696	100%	1,220,881	100%
Allowance for loan losses	(19,421)	1.47%	(18,131)	1.49%

Total loans, net	$1,300,275		$1,202,750

     The change in the composition of Bancorp’s loan portfolio, with increases in the percentage of loans that fall into commercial and real estate mortgage (home equity) categories, reflects the strategic focus of the Company.

     The composition of commercial real estate loan types based on collateral is as follows:

	September 30, 2004		December 31, 2003
(Dollars in thousands)	Amount	Percent	Amount (1)	Percent
Office Buildings	$153,000	22.6%	$153,900	23.6%
Retail Facilities	88,700	13.1%	80,600	12.3%
Hotels/Motels	63,600	9.4%	66,100	10.1%
Multi-Family - 5+ Residential	63,500	9.4%	65,000	10.0%
Assisted Living	39,900	5.9%	42,100	6.5%
Industrial parks and related	35,700	5.3%	28,000	4.3%
Medical Offices	34,200	5.0%	29,000	4.4%
Land Development and Raw Land	22,200	3.3%	13,400	2.1%
Manufacturing Plants	19,500	2.9%	16,500	2.5%
Mini Storage	19,100	2.8%	17,500	2.7%
Food Establishments	18,500	2.7%	17,300	2.7%
Health spa and gym	10,500	1.6%	19,900	3.1%
Church, Civic, Nonprofit facilities	10,500	1.6%	10,100	1.6%
RV Parks, Marinas, related	7,400	1.1%	7,600	1.1%
Commercial/Agricultural	4,600	0.8%	6,700	1.0%
Other	86,375	12.8%	79,182	12.1%

Total real estate commercial loans	$677,275	100%	$652,882	100%

(1) Certain amounts have been reclassified at year end to conform to current categories.

     Approximately 35% of Bancorp’s commercial real estate loan portfolio is classified as owner occupied. Bancorp’s underwriting of commercial real estate loans is conservative with loan to value ratios generally not exceeding 75% and debt service coverage ratios generally of 120% or better.

     As of September 30, 2004, the Company had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Company. At September 30, 2004 and December 31, 2003, Bancorp had no bankers acceptances.

     Nonperforming Assets. Nonperforming assets include nonaccrual loans, other real estate owned, and loans past due more than 90 days. Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest or principal is doubtful or when the principal or interest payment becomes 90 days past due. Nonaccrual loans increased $1.0 million to $3.7 million at September 30, 2004 compared to December 31, 2003. The current nonaccrual loan balances are primarily a mix of commercial and commercial real estate secured loans. For nonaccrual loans, previously accrued but uncollected interest is charged against current earnings and income is only recognized to the extent payments are subsequently received.

     Nonperforming assets consist of the following:

(Dollars in thousands)	September 30, 2004	December 31, 2003
Loans on nonaccrual status	$3,679	$2,669
Loans past due greater than 90 days not on nonaccrual status	—	—
Other real estate owned	1,182	1,741

Total nonperforming assets	$4,861	$4,410

Non-performing loans to total loans	0.28%	0.22%
Allowance for loan losses to non-performing loans	528%	697%
Non-performing assets to total assets	0.28%	0.27%
Allowance for loan losses to non-performing assets	400%	411%

Allowance for Loan Losses

     Please see our Annual Report on Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Loss Allowance and Provision” for a discussion of Bancorp’s methodologies underlying the calculation of the Company’s allowance for loan losses.

     At September 30, 2004, the Company’s allowance for loan losses was $19.4 million, consisting of a $17.3 million formula allowance, no required specific allowance, and a $2.1 million unallocated allowance. At December 31, 2003, our allowance for loan losses was $18.1 million, consisting of a $17.0 million formula allowance, a $95,000 specific allowance, and a $1.0 million unallocated allowance. The changes in the allocation of the allowance for loan losses in the first nine months of 2004 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of our loans, and charge-offs as well as recovery activity.

     At September 30, 2004, Bancorp’s allowance for loan loss was 1.47% of total loans, and 528% of total nonperforming loans, compared with an allowance for loan losses at December 31, 2003 of 1.49% of total loans, and 697% of total nonperforming loans, respectively.

     Changes in the allowance for loan losses are as follows:

	Nine months ended	Year ended
(Dollars in thousands)	September 30, 2004	December 31, 2003
Loans outstanding at end of period	$1,319,696	$1,220,881
Average loans outstanding during the period	$1,276,610	$1,196,962
Allowance for loan losses, beginning of period	$18,131	$16,838
Loans charged off:
Commercial	(766)	(1,494)
Real Estate	(346)	(844)
Installment and consumer	(478)	(760)

Total loans charged off	(1,590)	(3,098)
Recoveries:
Commercial	404	380
Real Estate	221	70
Installment and consumer	130	141

Total recoveries	755	591

Net loans charged off	(835)	(2,507)
Provision for loan losses	2,125	3,800

Allowance for loan losses, end of period	$19,421	$18,131

Ratio of net loans charged off to average loans outstanding year to date (1)	0.09%	0.21%
Ratio of allowance for loan losses to loans outstanding at end of period	1.47%	1.49%

(1) The ratio for the nine months ended September 30, 2004, has been annualized.

     During the first nine months of 2004, net loan charge-offs were $.8 million, compared to $1.4 million for the same period in 2003. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.09% for the nine months ended September 30, 2004, compared to 0.15% in the same period last year. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

Deposits and Borrowings

     The following table summarizes the quarterly average amount of, and the average interest rate paid on, each of the deposit and borrowing categories for the periods shown.

	September 2004		September 2003
	Quarterly Average		Quarterly Average
(Dollars in thousands)	Balance	Rate Paid	Balance	Rate Paid
Demand	$372,280	—	$302,741	—
Savings, money market and interest bearing demand	736,897	0.43%	680,660	0.61%
Certificates of deposit	341,330	2.25%	375,497	2.73%
Short-term borrowings	10,782	1.41%	5,135	1.23%
Long-term borrowings (1)	113,946	6.07%	96,641	5.01%

Total deposits and borrowings	$1,575,235	1.49%	$1,460,674	1.67%

(1)	Long-term borrowings include Junior Subordinated Debentures at September 30, 2004, which were designated as Mandatorily Redeemable Trust Preferred Securities at September 30, 2003.

     Quarterly average core deposits, consisting of demand, savings, money market, and interest bearing demand deposits, increased nearly 13% or $126 million in the second quarter of 2004 compared to the same period in 2003. Our core deposits increase was mainly due to improved sales practices by the branches and commercial teams resulting in both consumer and business core deposit growth, businesses maintaining higher balances to avoid service charges, and minimal, if any, interest rate differences between similar non-insured investments and such FDIC insured deposit products.

     Second quarter average time deposits declined $34 million or 9% in 2004 compared to 2003, as customers likely viewed the interest rates offered on such deposits unattractive relative to historical rates. A continued decrease in time deposits would unlikely affect our short-term liquidity or operations materially. These deposits can generally be retained with increases in interest rates paid.

Capital Resources

     The Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of September 30, 2004, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     The following table summarizes the consolidated risk based capital ratios of Bancorp and the Bank at September 30, 2004, and December 31, 2003.

	September 30, 2004				December 31, 2003
			Amount				Amount
			Required For	Percent			Required For	Percent
			Minimum	required for			Minimum	required for
			Capital	Minimum			Capital	Minimum
	Actual		Adequacy	Capital	Actual		Adequacy	Capital
(Dollars in thousands)	Amount	Ratio	Amount	Adequacy	Amount	Ratio	Amount	Adequacy
Tier 1 Capital
West Coast Bancorp	$167,638	10.83%	$61,928	4%	$156,116	10.62%	$58,824	4%
West Coast Bank	159,099	10.29%	61,863	4%	144,583	9.84%	58,768	4%
Total Capital
West Coast Bancorp	$186,991	12.08%	$123,856	8%	$174,246	11.85%	$117,648	8%
West Coast Bank	178,432	11.54%	123,725	8%	162,713	11.07%	117,536	8%
Risk weighted assets
West Coast Bancorp	$1,548,205				$1,470,767
West Coast Bank	1,546,566				1,469,368
Leverage Ratio
West Coast Bancorp	$167,638	9.71%	$51,811	3%	$156,116	9.45%	$49,546	3%
West Coast Bank	159,099	9.22%	51,777	3%	144,583	8.75%	49,544	3%
Adjusted total assets
West Coast Bancorp	$1,727,024				$1,652,575
West Coast Bank	1,725,895				1,651,493

     In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities.” This interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity. This interpretation may affect the way Trust Preferred Securities are accounted for and viewed by regulatory agencies. On July 2, 2003, the Federal Reserve Bank issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report Trust Preferred Securities in accordance with current Federal Reserve Bank instructions which allow Trust Preferred Securities to be counted in Tier 1 capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance. For additional information regarding trust preferred securities, this discussion should be read in conjunction with our consolidated financial statements and related notes included in our 2003 Form 10-K under Footnote 7, “Junior Subordinated Debentures and Mandatorily Redeemable Trust Preferred Securities.”

     Stockholders’ equity increased to $144.9 million at September 30, 2004, up from $140.1 million at December 31, 2003. The increase was due to net income and stock option exercises, including tax benefits associated with option exercises, offset in part by payments of cash dividends to shareholders, an unrealized loss in the period on securities available for sale and Bancorp’s activity in its corporate stock repurchase program.

     In July 2000, Bancorp announced a corporate stock repurchase program that was expanded in September 2000, June 2001, September 2002, and again in April 2004. Under this plan, the Company can buy up to 3.88 million shares of the Company’s common stock, including completed purchases. The Company anticipates using existing funds, future net income, and/or long-term borrowings to finance future repurchases. During the first nine months of 2004, and consistent with its capital plan, the Company repurchased approximately 452,000 shares, or approximately 3% of its common shares pursuant to its corporate stock repurchase program. Total shares available for repurchase under this plan were 868,000 at September 30, 2004.

     The following table presents information with respect to Bancorp’s July 2000 stock repurchase program.

			Average
(Shares and dollars in thousands)	Shares repurchased in period	Cost of shares repurchased	Cost per share
Year ended 2000	573	$5,264	$9.19
Year ended 2001	534	6,597	$12.35
Year ended 2002	866	13,081	$15.11
Year ended 2003	587	10,461	$17.82
Quarter ended March 31, 2004	132	2,866	$21.71
Quarter ended June 30, 2004	158	3,462	$21.97
Quarter ended September 30, 2004	162	3,391	$20.93

Plan to date total	3,012	$45,122	$14.98

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

     Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

     Deposits are the primary source of new funds. Total deposits were $1.47 billion at September 30, 2004, up from $1.40 billion at December 31, 2003. We currently have no outstanding brokered deposits at September 30, 2004, however we may utilize brokered deposits or related programs in the future. We have attempted to attract relationship deposits in our market areas through excellent customer service, competitive pricing, and delivery of quality products.

     At September 30, 2004, four wholly-owned subsidiary grantor trusts established by Bancorp had issued $26 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures. The trusts use the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table is a summary of current trust preferred securities at September 30, 2004.

		Preferred
(Dollars in thousands)		security			Rate at
Issuance Trust	Issuance date	amount	Rate type (1)	Initial rate	9/30/04	Maturity date
West Coast Statutory Trust I	December 2001	$5,000	Variable	5.60%	5.51%	December 2031
West Coast Statutory Trust II	June 2002	$7,500	Variable	5.34%	5.40%	June 2032
West Coast Statutory Trust III	September 2003	$7,500	Fixed	6.75%	6.75%	September 2033
West Coast Statutory Trust IV	March 2004	$6,000	Fixed	5.88%	5.88%	March 2034

(1)	The variable rate preferred securities reprice quarterly.

     The total amount of junior subordinated debentures outstanding at September 30, 2004 and December 31, 2003, was $26 million and $20 million, respectively. The interest rates on the trust preferred securities issued in December 2001, and September 2002 reset quarterly and are tied to the London Interbank Offered Rate (“LIBOR”) rate. In connection with these two variable rate offerings, Bancorp entered into swap agreements that will result in a fixed interest rate on the securities for five years, equal to 8.62% and 8.14%, respectively. The Company has the right to redeem the debentures of the December 2001 issuance in December 2006, the June 2002 issuance in June 2007, the September 2003 issuance in September 2008 and the March 2004 issuance in March 2009.

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

PART II: Other Information

Item 1. Legal Proceedings.

     On March 4, 2004, the Company was served with a lawsuit filed in Multnomah County Circuit Court entitled Walter L. West, dba Walter West Construction Co. v. West Coast Bancorp. The lawsuit is related to a case filed by the plaintiff in Lincoln County Circuit Court in April 2002 that was voluntarily dismissed by the plaintiff. The plaintiff re-asserted claims against Bancorp alleging breach of contract/third party beneficiary, promissory estoppel, and equitable estoppel. The promissory and equitable estoppel claims have since been dismissed.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities.

(e)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2004:

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of	Remaining at Period End that
	Total Number of	Average Price	Publicly Announced	May Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	Plans or Programs (2)	Plans or Programs
7/1/04 - 7/31/04	64,000	$20.92	64,000	966,221
8/1/04 - 8/31/04	50,436	$20.30	50,200	916,021
9/1/04 - 9/30/04	49,289	$21.60	47,800	868,221

Total for quarter	163,725		162,000

(1)	Shares repurchased by Bancorp during the quarter include: (1) shares repurchased pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below, and (2) shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 0 shares, 236 shares, and 1,489 shares, respectively, for the periods indicated.

(2)	Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million in September 2001, by 1.0 million shares in September 2002, and 1.0 million in April 2004, for a total authorized repurchase amount as of September 30, 2004, of approximately 3.9 million shares.

Item 6. Exhibits

Exhibit No.	Exhibit
31.1	Certification of CEO under Rule 13(a) – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13(a) – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.

Signatures

As required by the Securities Exchange Act of 1934, this report is signed on registrant’s behalf by the undersigned authorized officers.

WEST COAST BANCORP (Registrant)

Dated: November 9, 2004	/s/ Robert D. Sznewajs

Robert D. Sznewajs
Chief Executive Officer and President

Dated: November 9, 2004	/s/ Anders Giltvedt

Anders Giltvedt
Executive Vice President and Chief Financial Officer