Form 10-K
period 2004-12-31
WEST COAST BANCORP /NEW/OR/
filed 2005-03-07
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2004

Commission file number 0-10997

WEST COAST BANCORP
 (Exact name of registrant as specified in its charter)

Oregon	93-0810577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5335 Meadows Road – Suite 201
Lake Oswego, Oregon	97035
(Address of principal executive offices)	(Zip Code)

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

          The approximate aggregate market value of Registrant’s Common Stock held by non-affiliates of the Registrant on June 30, 2004, was $320,915,000.

          The number of shares of Registrant’s Common Stock outstanding on January 31, 2005, was 14,845,599.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the West Coast Bancorp Definitive Proxy Statement for the 2005 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

Forward Looking Statement Disclosure

          Statements in this Annual Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”) and are made pursuant to the safe harbors of the PSLRA.  Actual results of West Coast Bancorp (“Bancorp” or the “Company”) could be quite different from those expressed or implied by the forward-looking statements.  Any statements that expressly or implicitly predict future results, performance, or events should be considered forward-looking.  Factors that could cause results to differ from forward-looking statements include, among others, risks discussed in the text of this Annual Report as well as the following specific items:

•	General economic conditions, whether national or regional, that could affect the demand for loans or lead to increased loan losses;

•

Competitive factors, including increased competition with community, regional, and national financial institutions, that may lead to pricing pressures that reduce yields Bancorp achieves on loans and increase rates Bancorp pays on deposits, loss of Bancorp’s most valued customers, defection of key employees or groups of employees, or other losses;

•

Increasing or decreasing interest rate environments, including the shape and level of the yield curve, that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans, and changes in the value of Bancorp’s investment securities;

•

Changing business or regulatory conditions, or new legislation, affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, or revisions to our strategic focus;

•	Changes in government funding of Small Business Administration (“SBA”) loans that could negatively affect an important source of loans for Bancorp; and

•	Changes or failures in technology or increases in required investments in technology that could increase our costs or lead to disruptions in our business.

          Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to: attract and retain lending officers and other key personnel; close loans in the pipeline; generate loan and deposit balances at projected spreads; sustain fee generation and gains on sales of loans; maintain asset quality; control the level of net charge-offs; adapt to changing customer deposit, investment, and lending behaviors; generate retail investments; control expense growth; monitor and manage the Company’s financial reporting, operating and disclosure control environments, and other matters.

          Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date of the statement.  Bancorp does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

          Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (“SEC”).

PART I

ITEM 1.	BUSINESS

General

          Bancorp is a bank holding company, originally organized under the laws of the state of Oregon in 1981 under the name Commercial Bancorp.  Commercial Bancorp merged with West Coast Bancorp, a one-bank holding company based in Newport, Oregon, on February 28, 1995.  The combined corporation retained the name West Coast Bancorp, and moved its headquarters to Lake Oswego, Oregon. References in this report to “we,” “us,” or “our” refer to Bancorp.

          Bancorp’s principal business activities are conducted through its full-service, commercial bank subsidiary West Coast Bank (the “Bank”), an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”).  At December 31, 2004, the Bank had facilities in 38 cities and towns in western Oregon and southwestern Washington, operating a total of 49 full-service and three limited-service branches.  In addition, the Bank operates a mortgage loan office in Bend, Oregon and a mortgage loan office and SBA lending office in Vancouver, Washington.  Bancorp also owns West Coast Trust Company, Inc. (“WCT” or “West Coast Trust”), an Oregon trust company that provides agency, fiduciary and other related trust services.  The market value of assets managed for others at December 31, 2004, totaled $340.2 million.

          Bancorp’s net income for 2004 was $22.0 million, or $1.42 per diluted share, and its consolidated equity at December 31, 2004, was $147.9 million, with 14.9 million common shares outstanding and a book value of $9.94 per share.  Net loans of $1.4 billion at December 31, 2004, represented approximately 78.7% of total assets of $1.8 billion.  Bancorp had deposits totaling $1.5 billion at December 31, 2004.  For more information regarding Bancorp’s financial results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data,” contained in this report.

          Bancorp is committed to community banking and intends West Coast Bank to remain community-focused.  Bancorp’s strategic vision includes greater commercial banking market penetration, as well as expanded distribution capability in the Pacific Northwest.  The Bank intends to grow its distribution and reach through development of new branch locations in key growth markets.  Consistent with that strategy, we opened 5 new branches in 2004: Vancouver, Washington, and Tualatin, Salem, Gresham, and Bend, Oregon.  In addition to internal growth, Bancorp will continue to seek acquisition opportunities with other community banks that share its business philosophies.

          Bancorp’s filings with the SEC, including its annual report on Form 10-K, quarterly reports on Form 10-Q, periodic reports on Form 8-K and amendments to these reports, are accessible free of charge at our website at http://www.wcb.com as soon as reasonably practicable after filing with the SEC.  By making this reference to our website, we do not intend to incorporate into this report any information contained in the website.  The website should not be considered part of this report.

          The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers including the Company that file electronically with the SEC.

Subsidiaries

West Coast Bank

          The Bank was organized in 1925 under the name The Bank of Newport, and its head office is currently located in Lake Oswego, Oregon. The Bank resulted from the merger on December 31, 1998, of the Bank of Newport of Newport, Oregon, The Commercial Bank of Salem, Oregon, Bank of Vancouver of Vancouver, Washington, and Centennial Bank of Olympia, Washington, into a single entity, which was named West Coast Bank.

          The Bank conducts business through 52 branches located in western Oregon and southwestern Washington.  The Oregon branches are located in the following cities and towns:  Beaverton, Bend, Canby, Clackamas, Dallas, Depoe Bay, Eugene, Forest Grove, Gresham, Hillsboro (2), Keizer (3), King City, Lake Oswego, Lincoln City, McMinnville, Molalla, Monmouth, Newberg, Newport (2), North Plains, Portland (4), Salem (5), Silverton, Stayton, Sublimity, Tigard, Toledo, Tualatin, Waldport, Wilsonville, and Woodburn.   The Bank’s Washington branches are located in Centralia, Chehalis, Hoodsport, Lacey, Olympia (2), Shelton, and Vancouver (3).

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

          For consumer banking customers, the Bank offers a variety of flexible checking and savings plans, as well as competitive borrowing products, including lines of credit, home equity loans, mortgages, credit cards, and other types of consumer loans.  In 2004, the bank introduced 2 new groups of checking products in the South Puget Sound region.  The consumer products consist of free checking and 6 other account types, each specifically designed to meet the needs of a unique market segment.  The small business package of accounts includes free business checking and an interest-bearing account for eligible organizations.  Because of the straightforward and uncomplicated product design, our personal bankers are able to quickly and easily identify the best account for our clients.  Customers have access to the Bank’s products through a variety of convenient channels such as 24 hour a day, 7 days a week automated phone or Internet access, and through ATMs (both shared and proprietary networks), and our  branch locations.

          For business banking customers, the Bank offers customized deposit products tailored for specific needs, including a variety of checking accounts, sophisticated Internet-based cash management and a full array of investment services, all with online and/or CD-ROM information reporting.  Customized financing packages for commercial, commercial real estate and construction purposes are developed from a suite of loan offerings, including:  Short-to-intermediate term loans, accounts receivable and inventory financing, equipment leasing, revolving lines-of-credit, SBA loans, business VISA credit cards, and other types of credit. The Bank’s loan portfolio has some concentration in real estate-secured loans.

          The principal office of the Bank is at 5335 Meadows Road, Suite 201, Lake Oswego, OR  97035 (503) 684-0884.

West Coast Trust

          West Coast Trust provides trust services to individuals, partnerships, corporations, and institutions.  WCT acts as fiduciary of estates and conservatorships, and as a trustee under various wills, trusts, and pension and profit-sharing plans.  Annuity products and services are available and offered through a third party broker-dealer with offices at certain bank branches.  The main office of WCT is located at 301 Church Street, Salem, Oregon 97301 (503) 399-2993.

Totten, Inc.

          Totten, Inc., a Washington corporation, serves as trustee under deeds of trust and holds certain real estate licenses.

West Coast Statutory Trusts I, II, III, and IV.

          West Coast Statutory Trusts I, II, III, and IV are wholly-owned subsidiary trusts of Bancorp formed to facilitate the issuance of Pooled Trust Preferred Securities (“trust preferred securities”).  The trusts were organized November 27, 2001, June 26, 2002, September 17, 2003, and March 17, 2004, respectively, in connection with four offerings of trust preferred securities.  For more information regarding Bancorp’s issuance of trust preferred securities, see Footnote 7 “Junior Subordinated Debentures” to Bancorp’s audited consolidated financial statements included in Item 8 of this report.

Employees

          At December 31, 2004, Bancorp and its subsidiaries had approximately 678 employees.  None of these employees are represented by labor unions and management believes that Bancorp’s relationship with its employees is good.  Bancorp emphasizes a positive work environment for its employees which is measured annually utilizing an anonymous employee survey.  Results indicate a high level of employee satisfaction with their work as well as with the company in general.  In addition, West Coast Bank was recognized in 2004 as one of Oregon’s Best 100 Companies for which to work.  Management continually strives to retain top talent as well as provide career development opportunities to enhance skill levels.  A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, a 401(k) plan and a stock incentive plan.  Employees are also eligible to purchase Bancorp’s common stock through direct payroll deductions under the Company’s dividend reinvestment plan.  In addition, bank owned life insurance, a deferred compensation plan and supplemental retirement benefits are available to certain officers and executives of Bancorp.

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

          In addition to larger institutions, numerous “community” banks have been formed or moved into Bancorp’s market areas and have developed a similar focus to Bancorp.  These institutions have further increased competition, particularly in the Portland metropolitan area where Bancorp has enjoyed significant recent growth and focused much of its expansion efforts.  This growing number of similar banks and an increased focus by larger institutions on the Bank’s market segments in response to declining market perception and/or market share has led to intensified competition in all aspects of Bancorp’s business.  The Bank has approximately 2% and 14% of the deposit market share in the Portland, Oregon, and Salem Oregon areas, respectively, which makes it the market share leader among community banks in these highly competitive markets.  In Lincoln County, on the Oregon coast, where the Bank is the market share leader, the Bank has over 27% of the deposit market share.  Increased competitive pressure and changing customer deposit behaviors could adversely affect the Bank’s market share of deposits.

          The adoption of the Gramm-Leach-Bliley Act of 1999 (the “Financial Services Modernization Act”) has led to further intensification of competition in the financial services industry.  The Financial Services Modernization Act has eliminated many of the barriers to affiliation among providers of various types of financial services and has permitted business combinations among financial service providers such as banks, insurance companies, securities or brokerage firms, and other financial service providers.  Additionally, the rapid adoption of financial services through the Internet has reduced or even eliminated many barriers to entry by financial services providers physically located outside our market area.  Although Bancorp has been able to compete effectively in the financial services business in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

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

Supervision and Regulation

Introduction

          We are subject to extensive regulation under federal and state law.  These laws and regulations are primarily intended to protect depositors and borrowers, not stockholders.  Changes in applicable laws or regulations or in the policies of banking and other government regulators may have a material effect on our business and prospects.  The following is a brief description of the significant laws and regulations that govern our activities.

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

          Financial Services Modernization Act. The Financial Services Modernization Act came into effect in March 2000.  The Financial Services Modernization Act facilitated previously prohibited affiliations among bank holding companies, securities firms and insurance companies.  The law allows bank holding companies to elect financial holding company status and, after approval thereof, to affiliate with insurance companies, securities firms, and other financial service providers engaged in activities that are “financial in nature.”  To date, we have not elected to become a financial holding company.

          Transactions with Affiliates. Subsidiary banks of a bank holding company are subject to certain restrictions under the Federal Reserve Act on transactions with affiliates generally and in particular on extensions of credit to the parent holding company or any affiliate, investments in the securities of the parent, and on the use of such securities as collateral for loans to any borrower.  Regulation W, which collected many existing interpretations of provisions of the Federal Reserve Act, became effective in April 2003.  The regulation restricts loans, asset purchases and other transactions between a depository institution and its affiliated entities.  The various regulations and restrictions that apply may limit our ability to obtain funds from the Bank for our cash needs, including funds for payment of dividends and operational expenses.

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

          Premiums for Deposit Insurance.  The Bank is required to pay semiannual deposit insurance premiums to the FDIC.  Premiums are based on how much risk a particular institution presents to the Bank Insurance Fund.  Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.  The Bank presently qualifies for the lowest premium level.

          Community Reinvestment Act and Fair Lending and Reporting Requirements.  We are subject to the Community Reinvestment Act (“CRA”) and to certain fair lending and reporting requirements that relate primarily to home mortgage lending operations.  The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution.  The federal banking agencies may take into account compliance with the CRA when regulating and supervising other activities, such as evaluating mergers, acquisitions and applications to open a branch or facility.  In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”  The Bank received a CRA rating of satisfactory during its most recent CRA examination in November 2002.

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

          The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies.  Risk-based guidelines are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.  The guidelines are minimums, and the Federal Reserve may require that a banking organization maintain ratios in excess of the minimums, particularly organizations contemplating significant expansion.  Current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital.  Tier 1 capital for bank holding companies includes common stockholders’ equity, qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, minus specified intangibles and accumulated other comprehensive income (loss).

          The Federal Reserve also employs a leverage ratio, which is Tier 1 capital as a percentage of total assets minus intangibles, to be used as a supplement to risk-based guidelines.  The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base.  The Federal Reserve requires a minimum leverage ratio of 3%.  However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

          FDICIA, among other things, created a statutory framework of supervisory actions indexed to the capital level of the individual institution.  Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized -- depending on its total risk-based capital ratio, Tier 1 risk-based capital ratio, and leverage ratio, together with certain subjective factors.  Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.  Under current regulations, a “well-capitalized” institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5% and not be subject to a capital directive order.  Under these guidelines, Bancorp is considered well capitalized as of the end of the fiscal year.

Dividends

          The principal source of Bancorp’s cash reserves is dividends received from the Bank.  In addition, Bancorp has issued Trust Preferred Securities.  The banking regulators may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice.  In addition, a bank may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements.  Oregon law also limits the Bank’s and Bancorp’s ability to pay dividends.  Under the restrictions of maintaining adequate minimum capital, as of December 31, 2004, the Bank could have declared dividends to the holding company totaling $51.9 million without obtaining prior regulatory approval.

Stock Repurchases

          A bank holding company, except for certain “well-capitalized” and highly rated bank holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.  We have in place a stock repurchase program that complies with current banking regulations.  See “Management Discussion and Analysis – Capital Resources.”  Our stock repurchase program is partly dependent upon our ability to issue trust preferred securities which may be used to fund stock repurchases.  See “Management Discussion and Analysis – Liquidity and Sources of Funds.”

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

Monetary and Fiscal Policy Effects on Interest Rates

          Community banking is a business which, to a large extent, depends on interest rate differentials.  In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of a bank’s earnings.  Thus, our earnings and growth are constantly subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve.  The nature and timing of changes in such policies and their impact cannot be predicted.

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

          The principal properties owned by the Bank include a 40,000-square-foot office and branch facility in downtown Salem, Oregon, a 15,600-square-foot office and branch facility in Newport, Oregon, and a 12,000-square-foot branch and office facility in Lacey, Washington. In total, we own 28 buildings, primarily to house branch offices.  We lease the land under 6 buildings and own the land under 22 buildings.  In addition, Bancorp leases 30 office spaces and buildings for branch locations.

          Other non-branch office facilities are located in leased office space, including the Bank’s headquarters office in Lake Oswego, Oregon, office and processing space in Salem, Oregon, where the Bank’s data center is located, Wilsonville, Oregon, where its loan servicing and operations center is located, Vancouver, Washington where we have a mortgage and SBA lending office, and Bend, Oregon, where we have a residential mortgage office.  In addition, we lease 2 smaller office spaces for lending personnel in Lake Oswego and Downtown Portland, Oregon.

          The aggregate monthly rental on 36 leased properties is approximately $219,000.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          NONE.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Dividends

          West Coast Bancorp common stock trades on the National Market tier of The NASDAQ Stock Market under the symbol “WCBO”.  The high and low closing sale prices per share of our common stock for each quarter during the last two years are shown in the table below, together with dividend information for each period.  The prices below do not include retail mark-ups, mark-downs or commissions, and may not represent actual transactions.  As of December 31, 2004, we had approximately 1,609 holders of record.

	2004			2003

	Market Price		Cash dividend declared	Market Price		Cash dividend declared

	High	Low		High	Low

1st Quarter	$22.75	$21.05	$0.0850	$16.52	$14.01	$0.0775
2nd Quarter	$23.37	$20.74	$0.0850	$18.24	$14.20	$0.0775
3rd Quarter	$22.29	$19.43	$0.0925	$21.02	$17.50	$0.0850
4th Quarter	$27.11	$20.87	$0.0925	$22.05	$19.50	$0.0850

          Dividends are limited under federal and Oregon laws and regulations pertaining to Bancorp’s financial condition.  Payment of dividends may also be subject to direct regulation by state banking regulators.  See “Business – Supervision and Regulation.”

          Information regarding securities authorized for issuance under equity compensation plans appears in Part III, Item 12 of this report.

Issuer Purchases of Equity Securities

          The following table provides information about purchases of common stock by the Company during the quarter ended December 31, 2004:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares Remaining at Period End that May Be Purchased Under the Plans or Programs

10/1/04 - 10/31/04	118	$22.50	—	868,221
11/1/04 - 11/30/04	17,867	$24.08	12,000	856,221
12/1/04 - 12/31/04	20,000	$25.34	20,000	836,221

Total for quarter	37,985		32,000

(1)

Shares purchased by Bancorp during the quarter include: (1) shares purchased pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below, and (2) shares purchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 118 shares, 5,867 shares, and 0 shares, respectively, for the periods indicated.

(2)

Under the Repurchase Program, the board of directors originally authorized the Company to purchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million in September 2001, by 1.0 million shares in September 2002, and by 1.0 million in April 2004, for a total authorized repurchase amount as of December 31, 2004, of approximately 3.9 million shares.

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated five year financial data

          The following selected consolidated five year financial data should be read in conjunction with Bancorp’s consolidated financial statements and the accompanying notes presented in this report.  The per share information has been adjusted retroactively for all stock dividends and splits.

	As of and For the Year ended December 31,

(Dollars in thousands, except per share data)	2004	2003	2002	2001	2000

Interest income	$92,988	$89,678	$96,028	$100,277	$107,913
Interest expense	18,115	20,639	28,532	40,572	48,082

Net interest income	74,873	69,039	67,496	59,705	59,831
Provision for loan loss	2,260	3,800	4,979	3,282	2,068

Net interest income after provision for loan loss	72,613	65,239	62,517	56,423	57,763
Noninterest income	22,463	22,046	18,694	17,031	13,873
Noninterest expense	63,371	58,150	54,018	51,999	54,573

Income before income taxes	31,705	29,135	27,193	21,455	17,063
Provision for income taxes	9,697	9,338	8,990	6,695	5,443

Net income	$22,008	$19,797	$18,203	$14,760	$11,620

Per share data:
Basic earnings per share	$1.48	$1.31	$1.17	$0.92	$0.70
Diluted earnings per share	$1.42	$1.26	$1.13	$0.90	$0.69
Cash dividends	$0.36	$0.32	$0.30	$0.28	$0.25
Period end book value	$9.94	$9.29	$8.70	$8.04	$7.39
Weighted average common shares outstanding	14,849	15,077	15,575	16,126	16,711
Weighted average diluted shares outstanding	15,526	15,674	16,069	16,453	16,834
Total assets	$1,790,919	$1,662,882	$1,532,327	$1,435,701	$1,354,961
Total deposits	$1,472,709	$1,404,859	$1,266,453	$1,171,433	$1,076,608
Total long-term borrowings	$85,500	$78,000	$98,000	$90,500	$45,022
Total loans, net	$1,409,023	$1,202,750	$1,143,077	$1,069,798	$985,968
Stockholders’ equity	$147,854	$140,053	$133,387	$128,790	$121,269
Financial ratios:
Return on average assets	1.28%	1.24%	1.22%	1.08%	0.86%
Return on average equity	15.45%	14.52%	13.96%	11.72%	9.86%
Average equity to average assets	8.29%	8.57%	8.76%	9.21%	8.72%
Dividend payout ratio	25.00%	25.73%	26.55%	29.89%	35.80%
Efficiency ratio (1)	64.01%	62.64%	61.32%	65.98%	71.63%
Net loans to assets	78.68%	72.33%	74.60%	74.51%	72.77%
Average yields earned (2)	5.84%	6.08%	6.99%	8.00%	8.76%
Average rates paid	1.50%	1.78%	2.56%	3.90%	4.65%
Net interest spread (2)	4.34%	4.29%	4.43%	4.10%	4.11%
Net interest margin (2)	4.72%	4.70%	4.95%	4.83%	4.94%
Nonperforming assets to total assets (3)	0.12%	0.27%	0.44%	0.54%	0.52%
Allowance for loan loss to total loans	1.33%	1.49%	1.45%	1.41%	1.42%
Net loan charge-offs to average loans	0.11%	0.21%	0.30%	0.22%	0.13%
Allowance for loan loss to nonperforming assets (3)	867.48%	411.08%	248.81%	198.00%	203.32%

(1)	The efficiency ratio has been computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income.

(2)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

(3)	Nonperforming assets include litigation settlement property in certain periods.

Consolidated quarterly financial data

          The following table presents selected consolidated quarterly financial data for each quarter of 2004 and 2003.  The financial information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

	2004 Quarters ended

(Dollars in thousands, except per share data)	March 31,	June 30,	Sept. 30,	Dec. 31,

Interest income	$22,432	$22,472	$23,373	$24,711
Interest expense	4,195	4,180	4,510	5,229

Net interest income	18,237	18,292	18,863	19,482
Provision for loan loss	900	1,000	225	135

Net interest income after provision for loan loss	17,337	17,292	18,638	19,347
Noninterest income	5,508	5,774	5,678	5,502
Noninterest expense	15,188	15,301	16,142	16,740

Income before income taxes	7,657	7,765	8,174	8,109
Provision for income taxes	2,486	2,483	2,462	2,266

Net income	$5,171	$5,282	$5,712	$5,843

Basic earnings per share	$0.35	$0.35	$0.39	$0.40
Diluted earnings per share	$0.33	$0.34	$0.37	$0.38
Return on average assets	1.25%	1.25%	1.31%	1.31%
Return on average equity	14.79%	15.04%	16.04%	15.90%

	2003 Quarters ended

(Dollars in thousands, except per share data)	March 31,	June 30,	Sept. 30,	Dec. 31,

Interest income	$22,548	$22,523	$22,209	$22,399
Interest expense	5,850	5,289	4,874	4,627

Net interest income	16,698	17,234	17,335	17,772
Provision for loan loss	850	850	875	1,225

Net interest income after provision for loan loss	15,848	16,384	16,460	16,547
Noninterest income	4,982	5,840	5,794	5,429
Noninterest expense	13,684	14,827	14,847	14,792

Income before income taxes	7,146	7,397	7,407	7,184
Provision for income taxes	2,427	2,398	2,362	2,150

Net income	$4,719	$4,999	$5,045	$5,034

Basic earnings per share	$0.31	$0.33	$0.33	$0.34
Diluted earnings per share	$0.30	$0.32	$0.32	$0.32
Return on average assets	1.25%	1.29%	1.24%	1.20%
Return on average equity	14.35%	14.76%	14.59%	14.39%

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with our audited consolidated financial statements and related notes to those statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, that appear under the heading “Financial Statements and Supplementary Data” of this report.

Forward Looking Statement Disclosure

          Statements in this Annual Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”) and are made pursuant to the safe harbors of the PSLRA.  Actual results of West Coast Bancorp (“Bancorp” or the “Company”) could be quite different from those expressed or implied by the forward-looking statements.  Any statements that expressly or implicitly predict future results, performance, or events should be considered forward-looking.  Factors that could cause results to differ from forward-looking statements include, among others, risks discussed in the text of this Annual Report as well as the following specific items:

•	General economic conditions, whether national or regional, that could affect the demand for loans or lead to increased loan losses;

•

Competitive factors, including increased competition with community, regional, and national financial institutions, that may lead to pricing pressures that reduce yields Bancorp achieves on loans and increase rates Bancorp pays on deposits, loss of Bancorp’s most valued customers, defection of key employees or groups of employees, or other losses;

•

Increasing or decreasing interest rate environments, including the shape and level of the yield curve, that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans, and changes in the value of Bancorp’s investment securities;

•

Changing business or regulatory conditions, or new legislation, affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, or revisions to our strategic focus;

•	Changes in government funding of Small Business Administration (“SBA”) loans that could negatively affect an important source of loans for Bancorp; and

•	Changes or failures in technology or increases in required investments in technology that could increase our costs or lead to disruptions in our business.

          Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to: attract and retain lending officers and other key personnel; close loans in the pipeline; generate loan and deposit balances at projected spreads; sustain fee generation and gains on sales of loans; maintain asset quality; control the level of net charge-offs; adapt to changing customer deposit, investment, and lending behaviors; generate retail investments; control expense growth; monitor and manage the Company’s financial reporting, operating and disclosure control environments, and other matters.

          Readers are cautioned not to place undue reliance on forward-looking statements, which reflect management’s analysis only as of the date of the statement.  Bancorp does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (“SEC”).

West Coast Bancorp

          West Coast Bancorp is a Northwest bank holding company with $1.8 billion in assets, operating 52 branches and two mortgage loan offices, one in Bend, Oregon and one in Vancouver, Washington. West Coast Bancorp, the parent company of West Coast Bank and West Coast Trust, is headquartered in Lake Oswego, Oregon. West Coast Bank serves clients who seek the resources, sophisticated products and expertise of larger financial institutions, along with the local decision making, market knowledge, and customer service orientation of a community bank. It is our mission to consistently produce superior earnings, meet the financial needs of the communities we serve, provide excellent service to our customers, and provide a rewarding environment for our employees.

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

Critical Accounting Policies

          We have identified our most critical accounting policy to be that related to the allowance for loan loss.  Bancorp’s allowance for loan loss methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan loss that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries. Size and complexity of individual loans in relation to the lending officer’s background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodology.  As we add new products, increase complexity of the portfolio, and expand our geographic coverage, we intend to enhance and adapt our methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the allowance for loan loss in any given period.  Management believes that our systematic methodology continues to be appropriate given our size and level of complexity.  This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, including the section “Loan Loss Allowance and Provision.”

Financial Overview

Years Ended December 31, 2004, 2003 and 2002.

          The Company’s financial objectives are focused on earnings per diluted share growth and return on average equity.  Over the last three years, our compounded annual earnings per diluted share growth has been 16%, while our return on average equity improved from 11.7% in 2001 to 15.5% in 2004.  The compounded annual growth rate for period end loans and deposits for the last three years were 10% and 8%, respectively.  To sustain future growth and accomplish our financial objectives, we have defined five strategies:

•	Focus on profitable customer segments

•	Improve franchise performance levels

•	Leverage technology

•	Expand branch distribution

•	Maintain local community and customer ownership

          Our strategies are designed to direct our tactical investment decisions supporting our financial objectives.  Our most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which in 2004 accounted for approximately 77% of our total revenue.  To produce net interest income and consistent earnings growth over the long-term, we must generate loan and deposit growth at acceptable economic spreads within our market of operation.  To generate and grow loans and deposits, the company must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of its customers, and vendor relationships.  Net interest income is sensitive to our ability to attract and retain lending officers and close loans in the pipeline.  In addition, general economic conditions as well as competitive pricing pressures on both loans and deposits could limit our ability to grow net interest income.

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

          While we review and manage all customer segments, we have focused increased efforts on four targeted segments:  1) high value consumers (including the mature market), 2) smaller businesses with credit needs under $250,000, 3) medium-sized commercial businesses with credit needs over $250,000 up to $20 million, and 4) commercial real estate and construction-related businesses.  These efforts have resulted in material growth in our commercial and home equity loan portfolios as well as core deposits over the last two years.

          We have made a concerted effort to improve the measurement and tracking of business line and overall Company performance levels.  Improved information systems, a result of leveraging new technology, have increased our ability to track key indicators and enhance corporate performance levels.  Better measurement against goals and objectives and increased accountability have resulted in desired loan, deposit and fee income production through both branch and non-branch sales channels.  To support growth in targeted customer segments, we have opened 13, or 25% of total current branches, over the last four years.  The results produced by these branches have met our expectations.  With all new and existing branches, the Company has strived to maintain a local community management based philosophy.  We have emphasized hiring local branch and lending personnel with strong ties to the specific local communities we enter and seek to serve.

Income Statement Overview

          Our net income for 2004 was $22.0 million, compared with $19.8 million in 2003 and $18.2 million in 2002. Diluted earnings per share for the years ended 2004, 2003 and 2002 were $1.42, $1.26, and $1.13, respectively.  Our return on equity for the years ended 2004, 2003, and 2002 was 15.5%, 14.5%, and 14.0%, respectively.

          Net Interest Income.  The following table displays information on net interest income, average yields earned and rates paid, as well as net interest spread and margin information on a tax equivalent basis for the periods indicated.  This information can be used to follow the changes in our yields and rates and the changes in our earning assets and liabilities over the past three years:

(1) Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

	Year Ended December 31,			Increase (Decrease)		Change

(Dollars in thousands)	2004	2003	2002	04-03	03-02	04-03	03-02

Interest and fee income (1)	$94,641	$91,432	$97,934	$3,209	$(6,502)	3.51%	-6.64%
Interest expense	$18,115	$20,639	$28,532	$(2,524)	$(7,893)	-12.23%	-27.66%

Net interest income (1)	$76,526	$70,793	$69,402	$5,733	$1,391	8.10%	2.00%
Average interest earning assets	$1,621,683	$1,504,949	$1,401,525	$116,734	$103,424	7.76%	7.38%
Average interest bearing liabilities	$1,210,290	$1,158,755	$1,113,308	$51,535	$45,447	4.45%	4.08%
Average interest earning assets/ Average interest bearing liabilities	133.99%	129.88%	125.89%	4.11%	3.99%
Average yield earned (1)	5.84%	6.08%	6.99%	-0.24%	-0.91%
Average rate paid	1.50%	1.78%	2.56%	-0.28%	-0.78%
Net interest spread (1)	4.34%	4.29%	4.43%	0.05%	-0.14%
Net interest margin (1)	4.72%	4.70%	4.95%	0.02%	-0.25%

          Net interest income on a tax equivalent basis totaled $76.5 million for the year ended December 31, 2004, an increase of $5.7 million, or 8.1%, from $70.8 million for 2003, which was up $1.4 million from the year ended 2002. The increase in net interest income from 2003 to 2004 was due to increased earning asset volumes, slower prepayments on loans and investments and lower rates paid on interest bearing liabilities. Average total loans grew by $104 million or 11% in 2004 compared to 2003. While the net interest margin only increased slightly from 4.70% in 2003 to 4.72% in 2004, strong earning asset growth, particularly in commercial lending and home equity loans, led to the 8.1% increase in net interest income. The net interest margin benefited from a change in deposit mix to lower cost products and the lagging nature of rates paid on these deposits as market interest rates began to increase in the second half of 2004.  We also refinanced $30 million of long-term FHLB debt at a cost of $.9 million pretax during 2004.

          During 2004, we had an increase of $125 million, or 9%, in average total deposits over 2003. In the continuing low interest rate environment of 2004, customers were willing to hold more bank deposits in demand, interest checking and money market accounts. These three categories increased 10% combined in average balances in 2004.  Less need for funding from certificates of deposits (“CD”) caused average CD balances to decrease by $35 million in 2004 compared to 2003.

          Deposit growth early in the year led to higher average investments in securities compared to 2003. Loan growth later in the year resulted in a decrease in ending investment balances. Yields on taxable securities decreased 8 basis points compared to 2003. Additional investments in securities were concentrated in U.S. Agency securities and mortgage backed securities.

          We issued additional trust preferred securities in 2004 to fund stock repurchases and balance sheet growth.

          The $1.3 million increase in net interest income from 2002 to 2003 was due to increased earning asset volumes and lower cost of funds, offset in part by lower interest income on earning assets. Our net interest spread decreased 14 basis points in 2003 compared to 2002. This decrease was due to declining yields on investments and loans which were only partly offset by lower deposit and borrowing rates.

          Changing interest rate environments, including the shape and level of the yield curve, could lead to lower net interest income, and competitive pricing pressure could lead to lower loan yields and fees.

          Average Balances and Average Rates Earned and Paid.  The following table sets forth, for the periods indicated, information with regard to (1) average balances of assets and liabilities, (2) the total dollar amounts of interest income on interest earning assets and interest expense on interest bearing liabilities, (3) resulting yields and rates, (4) net interest income, and (5) net interest spread.  Nonaccrual loans have been included in the tables as loans carrying a zero yield.  Loan fees are recognized as income using the interest method over the life of the loan.

	Year Ended December 31,

	2004			2003			2002

(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate (1)

ASSETS:
Interest earning balances due from banks	$5,089	$75	1.48%	$8,307	$76	0.91%	$7,618	$110	1.44%
Federal funds sold	9,212	121	1.31%	13,959	133	0.95%	8,313	144	1.73%
Taxable securities	232,225	9,819	4.23%	207,620	8,891	4.28%	175,969	9,245	5.25%
Nontaxable securities(2)	69,975	4,723	6.75%	72,409	5,011	6.92%	75,760	5,446	7.19%
Loans, including fees(3)	1,305,182	79,903	6.12%	1,202,655	77,321	6.43%	1,133,865	82,989	7.32%

Total interest earning assets	1,621,683	94,641	5.84%	1,504,950	91,432	6.08%	1,401,525	97,934	6.99%
Allowance for loan loss	(19,083)			(17,868)			(16,219)
Premises and equipment	27,102			26,682			27,837
Other assets	87,980			76,478			74,421

Total assets	$1,717,682			$1,590,242			$1,487,564

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Savings and interest bearing demand deposits	$737,409	$3,426	0.46%	$669,689	$4,492	0.67%	$592,150	$7,076	1.19%
Certificates of deposit	336,623	7,789	2.31%	371,533	10,639	2.86%	395,161	14,243	3.60%
Short-term borrowings	26,817	371	1.38%	17,799	277	1.56%	15,401	329	2.14%
Long-term borrowings (4)	109,441	6,529	5.97%	99,734	5,231	5.24%	110,596	6,884	6.22%

Total interest bearing liabilities	1,210,290	18,115	1.50%	1,158,755	20,639	1.78%	1,113,308	28,532	2.56%
Demand deposits	351,432			283,504			234,189
Other liabilities	13,533			11,666			9,692

Total liabilities	1,575,255			1,453,925			1,357,189
Stockholders’ equity	142,427			136,317			130,375

Total liabilities and stockholders’ equity	$1,717,682			$1,590,242			$1,487,564

Net interest income		$76,526			$70,793			$69,402

Net interest spread			4.34%			4.29%			4.43%

Net interest margin			4.72%			4.70%			4.95%

(1)	Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

(2)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

(3)	Includes balances for loans held for sale.

(4)

Includes junior subordinated debentures with average balances of $24.8 million and $15.1 million in 2004 and 2003, respectively, and mandatorily redeemable trust preferred securities with a balance of $8.9 million in 2002.

          Net interest income – Changes due to Rate and Volume.  The following table sets forth the dollar amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates.  Changes not due solely to volume or rate and changes due to new product lines, are allocated to volume.

	Year Ended December 31,

	2004 compared to 2003			2003 compared to 2002

	Increase (Decrease) due to:		Total Increase (Decrease)	Increase (Decrease) due to:		Total Increase (Decrease)

(Dollars in thousands)	Volume	Yield/Rate		Volume	Yield/Rate

Interest income:
Interest earning balances due from banks	$(45)	$44	$(1)	$6	$(40)	$(34)
Federal funds sold	(61)	49	(12)	54	(64)	(10)
Investment security income:
Interest on taxable securities	1,178	(250)	928	1,262	(1,616)	(354)
Interest on nontaxable securities (1)	(164)	(124)	(288)	(232)	(204)	(436)
Loans, including fees on loans	5,716	(3,134)	2,582	3,644	(9,312)	(5,668)

Total interest income (1)	6,624	(3,415)	3,209	4,734	(11,236)	(6,502)
Interest expense:
Savings and interest bearing demand	336	(1,402)	(1,066)	569	(3,154)	(2,585)
Certificates of deposit	(863)	(1,987)	(2,850)	(651)	(2,952)	(3,603)
Short-term borrowings	124	(30)	94	(99)	47	(52)
Long-term borrowings (2)	640	658	1,298	(121)	(1,532)	(1,653)

Total interest expense	237	(2,761)	(2,524)	(302)	(7,591)	(7,893)

Increase (decrease) in net interest income (1)	$6,387	$(654)	$5,733	$5,036	$(3,645)	$1,391

(1) Tax exempt income has been adjusted to a tax-equivalent basis using a 35% tax equivalent basis.

(2) Long-term borrowings include junior subordinated debentures and mandatorily redeemable trust preferred securities.

          Provision for Loan Loss.  The provision for loan loss is recorded to bring the allowance for loan loss to an amount considered appropriate by management based on factors which are described in the “Lending and Credit Management” and “Allowance for Loan Loss” sections of this report.  Provisions for loan losses of $2.3 million, $3.8 million, and $5.0 million were recorded for the years ended December 31, 2004, 2003 and 2002, respectively, while net charge-offs were $1.4 million, $2.5 million, and $3.4 million, over the same years, respectively.  The provision for loan loss decreased $1.5 million in 2004 compared to 2003 due to lower net charge-offs and overall improved credit quality of the loan portfolio.  The provision for loan loss is highly dependent on our ability to manage asset quality and control the level of net charge-offs through prudent credit underwriting standards.  In addition, a decline in general economic conditions could increase future provisions for loan loss.

          Noninterest Income.  Noninterest income remains a key focus for Bancorp.  Our noninterest income for the year ended December 31, 2004 was $22.5 million, up 1.9%, compared to $22.0 million in 2003 and up from $18.7 million in 2002.  Combined service charges on deposit accounts and other service charges, commissions and fees were up over 10% in 2004 due to increases in fees associated with overdraft protection activity, additional related payment systems revenues, and higher investment product sales revenue.  In 2004, gains on sales of loans decreased $1.2 million or 24% from 2003.  This was driven by a decrease in demand for single family residential loans, which was influenced by higher interest rates and lower refinance activity.  We also maintain a strategy of selling certain originated SBA loans.  Gains on the sales of SBA loans, at $1.2 million, were up 28% compared to 2003.  During 2003, we invested $16 million in bank owned life insurance which contributed $.8 million to noninterest income in 2004, remaining flat compared to 2003.  Trust revenue and investment sales revenue were up 23% and 19% in 2004 compared to 2003, respectively, due to a stronger stock market and improved sales practices.  Changing interest rate environments, including the shape and level of the yield curve, could lead to decreases in fee income, including lower gains on sales of loans, a key component of our noninterest income.  Also, increased competition and other competitive factors could adversely affect our ability to sustain fee generation from the sales of investment products and payment systems related revenue.

          Noninterest Expense.  Noninterest expenses were $63.4 million in 2004, $58.1 million in 2003 and $54.0 million in 2002.  Noninterest expense increased $5.2 million in 2004 compared to 2003, with approximately $3.8 million of the increase in salaries and employee benefits expense growth.  Investments in our commercial banking sales teams, new branches and higher performance-based compensation were the key drivers of increased personnel expense.  Overall, we increased our full-time equivalent employees from 588 in 2003 to 620 in 2004.

          Occupancy expenses were $5.7 million, $4.9 million and $4.6 million for 2004, 2003, and 2002, respectively.  Our occupancy expense increased 17% in 2004 primarily due to the addition of five new banking offices in 2004: Vancouver, Washington, and Tualatin, Salem, Gresham, and Bend, Oregon, as well as from lease rate increases.  In general, opening a new branch results in higher costs, which are not offset until a certain level of deposits and loans is achieved.  Total non-interest expense excluding salaries and employee benefits and occupancy expense increased less than 3% in 2004 from 2003.  Changing business conditions, retaining key employees, and managing the Company’s operating environment could decrease our ability to control expense growth in the future.

          Income Taxes.  Our income tax expense for 2004 was $9.7 million, or 30.6% of income before income taxes, compared to $9.3 million or 32.1% of income before income taxes in 2003. Income tax expense in 2002 was $9.0 million or 33.1% of income before income taxes.  Bancorp’s income tax expense over the last three years has increased due to increased pre-tax income.  Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds, business energy tax credits, and low income housing credits.  We continue to evaluate strategies to manage our income tax expense, including additional investments in tax credits or other non-taxable income.

Balance Sheet Overview

          Period end total assets increased 7.7% to $1.79 billion as of December 31, 2004, from $1.66 billion at December 31, 2003. Period end loans and deposits grew by 17% and 5%, respectively, since December 31, 2003.  Our balance sheet management efforts have been focused on growth in targeted areas that support our corporate objectives and include:

          •     Small business and middle market commercial lending

          •     Home equity lending

          •     Core deposit production

Our 2004 period end commercial loans were up 51%, or $121 million over 2003, while home equity loans were up 16% over the same time period.

          In November 2004, the Bank purchased a significant portion of Washington Mutual Bank’s Oregon and Washington agricultural loan portfolio from Seneca Street, Inc., a subsidiary of Washington Mutual. The portfolio included $56 million in outstanding loans and $42 million in undisbursed commitments on the purchase date.  This purchase has increased our percentage of agriculture loans in our loan portfolio to approximately 10%.

          We decreased our investments in securities in 2004, mainly due to strong loan growth.  Our strategy of opening additional branches has continued to assist us in generating meaningful core deposit growth.

          The Company’s ability to sustain continued loan growth is dependent on many factors including general economic conditions, retaining key lending personnel and valued customers, and closing loans in the pipeline.

Investment Portfolio

          The following table shows the amortized cost and fair value of Bancorp’s investment portfolio.  At December 31, 2004, Bancorp had no securities classified as held to maturity.

	2004		2003

(Dollars in thousands)	Amortized Cost	Fair value	Amortized Cost	Fair value

Available for sale
U.S. Government Agency securities	$82,507	$82,362	$107,339	$108,282
Obligations of state and political subdivisions	68,711	70,906	76,202	80,082
Other securities	114,080	112,994	132,695	133,606

Total	$265,298	$266,262	$316,236	$321,970

          Bancorp’s investment portfolio decreased by $55.7 million, or 17.3%, from December 31, 2003 to December 31, 2004, as loan growth significantly outpaced deposit growth.  At December 31, 2004, the net unrealized gain on the investment portfolio was $1.0 million representing .36% of the total portfolio. In addition to accounting and regulatory guidance, in determining whether a security is other-than temporarily impaired, Bancorp regularly considers the duration and amount of the unrealized loss, the financial condition of the issuer, and the prospects for a change in market value within a reasonable period of time.  Included in other securities above, Bancorp owns 100,000 shares of Freddie Mac Preferred Series L shares which were acquired November 5, 1999, at a cost (book value) of $5,000,000. The market value at December 31, 2004 was $4,070,000. The interest rate received on the shares resets every five years to the five year constant maturity treasury rate. The market value of the shares has been below the cost since March 10, 2004. Management determined the decline in market value was related primarily to interest rate fluctuations, and did not consider the shares to be other-than temporarily impaired at December 31, 2004.

          The following table summarizes the contractual maturities and weighted average yields of investment securities.

(Dollars in thousands)	One year or less	Yield	After One through five years	Yield	After Five through ten years	Yield	Due after ten years	Yield	Total	Yield

U.S. Government Agency securities	$100	1.29%	$59,772	3.57%	$22,490	4.97%	$—	—	$82,362	4.32%
Obligations of state and political subdivisions (1)	7,080	4.71%	31,243	4.74%	30,123	4.20%	2,460	3.66%	70,906	4.47%
Other securities (2)	1,008	5.86%	6,524	4.44%	16,521	4.49%	88,941	3.82%	112,994	3.95%

Total (1)	$8,188	6.34%	$97,539	4.31%	$69,134	4.60%	$91,401	3.80%	$266,262	4.10%

(1)	Yields are stated on a federal tax equivalent basis at 35%.

(2)	Does not reflect anticipated maturity from prepayments on mortgage-based and asset-based securities.
Anticipated lives are significantly shorter than contractual maturities.

          The average life of Bancorp’s investment portfolio increased from 3.3 years at December 31, 2003 to 4.2 years at December 31, 2004 as investments were made in medium term bonds and as prepayments decelerated on mortgage backed securities.  Management will consider realizing gains and/or losses on the Company’s investment portfolio on an on-going basis as part of Bancorp’s overall business strategy.

Loan Portfolio and Credit Management

          Interest and fees earned on the loan portfolio is our primary source of revenue.  Loans represented 80% of total assets, or $1.43 billion as of December 31, 2004, compared to 73% or $1.22 billion at December 31, 2003. A certain degree of credit risk is inherent in our lending activities. The Bank manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities.  In addition, we attempt to manage our risk through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards.  Through the Credit Review function the Bank is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application.  The findings of these reviews are communicated with senior management and the Loan, Investment, and Asset Liability Committee, which is made up of certain directors.  As part of our ongoing lending process, internal risk ratings are assigned to each Commercial and Commercial Real Estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made.  Large balance accounts have the credit risk rating reviewed on at least an annual basis.  Credit files are examined periodically on a sample test basis, by internal and external auditors, as well as regulatory examiners.

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

          Loans held for sale at December 31, 2004, were $2.7 million compared to $4.7 million at December 31, 2003.  The majority of Bancorp’s loan sales are residential real estate mortgage loans and the guaranteed portion of SBA loans.  These loans are sold on an individual basis.  Real estate mortgage loans have generally been sold without recourse and without retaining servicing rights or obligations.  Gains on sales of residential real estate mortgage loans decreased in 2004 compared to 2003, as the rate environment slowed production of mortgage loans.  The guaranteed portion of SBA loans has been sold from time to time with servicing rights and obligations usually retained.  Gains on sales of loans totaled $3.9 million in 2004 compared to $5.1 million in 2003 and $4.0 million in 2002.

          As of December 31, 2004 and 2003, we had $1.4 million and $5.9 million, respectively, in outstanding loans to persons serving as directors, officers, principal stockholders and their related interests.  These loans were made substantially on the same terms, including interest rates, maturities and collateral, as those made to other customers of the Bank. At December 31, 2004 and 2003, the Bank had no bankers acceptances.

          As part of our strategic efforts, we have placed an emphasis on increasing the commercial and home equity loan segments of our portfolio.  At December 31, 2004, commercial and home equity loans were 25% and 13% of the loan portfolio, respectively, compared to 19% and 13% at December 31, 2003.  Real estate commercial loans continue to be the largest segment of our loan portfolio at 49%, but down from 58% at the end of 2000.  In addition, with our recent purchase of $56 million of agriculture related loans, our concentration of agriculture loans has increased to approximately 10% of our loan portfolio.  We believe our focus on commercial business loans is a key contributor to our strategy of core deposit growth.

          The following table is the composition of the loan portfolio and allowance for loan loss as of December 31:

	Year Ended December 31,

	2004		2003		2002		2001		2000

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial loans	$357,776	25.1%	$236,949	19.4%	$205,725	17.7%	$198,252	18.3%	$159,861	16.0%
Real estate construction	116,974	8.2%	112,732	9.2%	121,711	10.5%	94,470	8.7%	105,219	10.5%
Real estate-mortgage	212,959	14.9%	179,331	14.7%	148,350	12.8%	113,462	10.5%	97,377	9.7%
Real estate-commercial	704,390	49.3%	652,882	53.5%	637,978	55.0%	633,216	58.4%	583,971	58.4%
Installment and other consumer	35,895	2.5%	38,987	3.2%	46,151	4.0%	45,650	4.2%	53,784	5.4%

Total loans	1,427,994	100%	1,220,881	100%	1,159,915	100%	1,085,050	100%	1,000,212	100%
Allowance for loan loss	(18,971)	1.33%	(18,131)	1.49%	(16,838)	1.45%	(15,252)	1.41%	(14,244)	1.42%

Total loans, net	$1,409,023		$1,202,750		$1,143,077		$1,069,798		$985,968

The composition of commercial real estate loan types based on collateral is as follows:

	December 31,

	2004		2003

(Dollars in thousands)	Amount	Percent	Amount	Percent

Office Buildings	$155,600	22.2%	$153,900	23.6%
Retail Facilities	89,900	12.8%	80,600	12.3%
Hotels/Motels	62,900	8.9%	66,100	10.1%
Multi-Family - 5+ Residential	65,900	9.4%	65,000	10.0%
Assisted Living	39,600	5.6%	42,100	6.4%
Medical Offices	38,600	5.5%	29,000	4.4%
Industrial parks and related	37,000	5.3%	28,000	4.3%
Health spa and gym	11,500	1.6%	19,900	3.0%
Mini Storage	18,900	2.7%	17,500	2.7%
Food Establishments	18,900	2.7%	17,300	2.6%
Manufacturing Plants	21,200	3.0%	16,500	2.5%
Land Development and Raw Land	23,600	3.4%	13,400	2.1%
Church, Civic, Nonprofit facilities	10,000	1.4%	10,100	1.5%
RV Parks, Marinas, related	7,300	1.0%	7,600	1.2%
Commercial/Agricultural	27,500	3.9%	6,700	1.0%
Other	76,000	10.9%	79,200	12.1%

Total real estate commercial loans	$704,400	100.0%	$652,900	100.0%

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

          The evaluation of each element and the overall allowance is based on a continuing assessment of problem loans, related off-balance sheet items, recent and historical loss experience, and other factors, including regulatory guidance and economic factors.  Management believes that the allowance for loan loss is adequate at December 31, 2004.

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

          The formula allowance is calculated by applying loss factors to outstanding loans, in each case based on the internal risk grade of those loans or pools of loans.  Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance.  Loss factors are based on our historical loss experience and other such pertinent data and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. Management believes that Commercial and Commercial Real Estate loans have produced significant losses in brief periods at particular points in economic cycles.  Therefore, management believes it is appropriate to use a reserve higher than recent charge-off experience would suggest in these categories of loans.  This decision is supported by what management perceives to be industry practices for minimum reserve levels and is intended to prevent an understatement of reserves based upon over-reliance on recent economic conditions.

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

          The allowance for loan loss is based upon estimates of probable losses inherent in the loan portfolio.  The amount actually observed for these losses can vary significantly from the estimated amounts.  Our methodology includes several features that are intended to reduce the differences between estimated and actual losses.  By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information available.

          At December 31, 2004, our allowance for loan loss was $19.0 million, or 1.33% of total loans, and 867% of total non-performing assets, compared with an allowance for loan loss at December 31, 2003 of $18.1 million, or 1.49% of total loans, and 411% of total non-performing assets.

          At December 31, 2004, the allowance for loan loss of $19.0 million, consisted of a $17.3 million formula allowance, a $262,000 specific allowance and a $1.4 million unallocated allowance.  At December 31, 2003, the allowance for loan loss of $18.1 million consisted of a $17.0 million formula allowance, a $95,000 specific allowance and a $1.0 million unallocated allowance.  The increase in allowance for loan loss from 2003, despite a lower loan loss provision in 2004, reflects accelerated loan portfolio growth and the level of classified and watch credits impacted by the economies in Oregon and Washington.

          The following table presents the composition of the allowance for loan loss.

	December 31,

	2004		2003

(Dollars in thousands)	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans

Commercial loans	$5,856	25.1%	$5,433	19.4%
Real estate-commercial	8,437	57.5%	9,787	62.7%
Real estate-mortagage	2,663	14.9%	1,232	14.7%
Installment and other	569	2.5%	688	3.2%
Unallocated	1,446	—	991	—

Total allowance for loan loss	$18,971	100.0%	$18,131	100.0%

          The unallocated reserve increased to $1.4 million in 2004 from $1.0 million in 2003.  The increase was due to continued uneven economic growth in the Pacific Northwest coupled with strong loan portfolio growth.  Rapid growth in commercial and home equity loans and weakness in some commercial real estate sectors have driven the changes in the allowance for loan loss.

Asset Quality

          Interest income on loans is accrued daily on the principal balance outstanding.  Generally, no interest is accrued on loans when factors indicate collection of interest or principal in accordance with the contractual terms is doubtful or when the principal or interest payment becomes 90 days past due.  Increases in nonaccrual loans in recent years are due primarily to growth in the loan portfolio.  The nonaccrual loans consist of a number of loans in different categories and are largely secured.  For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received and the loan comes out of nonaccrual status.  Interest income foregone on nonaccrual loans was approximately $204,000, $231,000 and $314,000 in 2004, 2003 and 2002 respectively.

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

          At December 31, 2004 and 2003, Bancorp’s recorded investment in certain loans that were considered to be impaired was $1.9 million and $2.6 million, respectively, most of which was classified as non-performing.  Of these impaired loans, $968,000 and $181,000 had a specific related valuation allowance of $262,000, and $95,000, respectively, while $932,000 and $2.4 million did not require a specific valuation allowance.  The balance of the allowance for loan loss in excess of these specific reserves is available to absorb the inherent losses from all loans in the portfolio.  The average recorded investment in impaired loans for the years ended December 31, 2004, 2003, and 2002 was approximately $3.6 million, $4.0 million and $5.2 million, respectively.  For the years ended December 31, 2004, 2003 and 2002, interest income recognized on impaired loans totaled $187,000, $193,000 and $17,000, respectively, all of which was recognized on a cash basis.

          The following table presents information with respect to the change in the allowance for loan loss and other loan information.

	December 31,

(Dollars in thousands)	2004	2003	2002	2001	2000

Loans outstanding at end of period	$1,427,994	$1,220,881	$1,159,915	$1,085,050	$1,000,212
Average loans outstanding during the period	$1,301,447	$1,196,962	$1,127,761	$1,017,536	$1,000,992
Allowance for loan loss, beginning of period	$18,131	$16,838	$15,252	$14,244	$13,480
Loans charged off:
Commercial	1,149	1,494	1,878	1,542	934
Real estate	527	844	526	310	82
Installment and consumer	698	760	1,276	698	658

Total loans charged off	2,374	3,098	3,680	2,550	1,674
Recoveries:
Commercial	438	380	160	205	61
Real estate	340	70	25	7	266
Installment and consumer	176	141	102	64	43

Total recoveries	954	591	287	276	370

Net loans charged off	(1,420)	(2,507)	(3,393)	(2,274)	(1,304)
Provision for loan loss	2,260	3,800	4,979	3,282	2,068

Allowance for loan loss, end of period	$18,971	$18,131	$16,838	$15,252	$14,244

Ratio of net loans charged off to average loans outstanding	0.11%	0.21%	0.30%	0.22%	0.13%
Ratio of allowance for loan losses to end of period loans	1.33%	1.49%	1.45%	1.41%	1.42%

          During 2004, net loans charged off were $1.4 million, compared to $2.5 million during 2003.  The percentage of net loans charged off to average loans outstanding was 0.11% during 2004, compared to 0. 21% and 0.30% for the years ended December 31, 2003 and 2002, respectively.  Charge-offs of loans generally reflects the realization of losses in the portfolio that were recognized previously through provisions for loan losses.  Recoveries are comprised of balances previously charged off that were collected in the period.  The provision for loan loss exceeded the net loans charged off during 2004, reflecting continued loan growth and management’s belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

          The following table presents information with respect to nonperforming assets.

	December 31,

(Dollars in thousands)	2004	2003	2002	2001	2000

Commercial	$436	$403	$780	$1,918	$1,678
Real estate construction	—	—	1,653	329	429
Real estate mortgage	—	498	—	210	540
Real estate commercial	1,367	1,689	2,486	3,790	2,927
Installment and other consumer	—	79	161	144	152

Loans on nonaccrual status	1,803	2,669	5,080	6,391	5,726
Loans past due 90 days or more but not on nonaccrual status	—	—	15	4	270
Other real estate owned (1)	384	1,741	1,672	1,308	1,009

Total nonperforming assets	$2,187	$4,410	$6,767	$7,703	$7,005

Percentage of nonperforming assets to total assets	0.12%	0.27%	0.44%	0.54%	0.52%
Total assets	$1,790,919	$1,662,882	$1,532,327	$1,435,701	$1,354,961

(1) Nonperforming assets include litigation settlement property in 2001 and 2000.

Deposits and Borrowings

          The following table summarizes the average amount of, and the average rate paid on, each of the deposit and borrowing categories for the periods shown.

	2004		2003		2002

(Dollars in thousands)	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid

Demand	$351,432	—	$283,504	—	$234,189	—
Savings, money market and interest bearing demand	737,409	0.46%	669,689	0.67%	592,150	1.19%
Certificates of deposit	336,623	2.31%	371,533	2.86%	395,161	3.60%
Short-term borrowings	26,817	1.38%	17,799	1.56%	15,401	2.14%
Long-term borrowings (1)	109,441	5.97%	99,734	5.24%	110,596	6.22%

Total deposits and borrowings	$1,561,722	1.50%	$1,442,259	1.78%	$1,347,497	2.56%

(1)	Long-term borrowings include junior subordinated debentures in 2004 and 2003, and mandatorily redeemable trust preferred securities in 2002.

          Average core deposits consisting of demand and savings, money market and interest bearing demand increased 14% in 2004 compared to 2003.  Our core deposit increase was mainly due to:

•	Improved sales practices by the branches and commercial teams resulting in both consumer and business core deposit growth.
•	Businesses maintaining higher balances to avoid service charges in the low rate environment.
•	Minimal, if any, yield differences between non-insured investments and similar FDIC insured deposit products.

          Average time deposits declined $34.9 million, or 9.4% in 2004 compared to 2003, as the Company did not target time deposits aggressively for growth.  Although a significant amount of time deposits will mature and reprice in the next twelve months, we expect to retain the majority of these deposits.   In the short term, time deposits have limited impact on the liquidity of the Company and these deposits can generally be retained and/or expanded with increases in rates paid which might, however, increase our cost of funds.  As of December 31, 2004, time deposit liabilities are presented below at the earlier of the next repricing date or maturity.

	Time Deposits of $100,000 or More		Other Time Deposits		Total time deposits

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Reprice/mature in 3 months or less	$66,229	41.07%	$39,388	21.73%	$105,617	30.83%
Reprice/mature after 3 months through 6 months	20,960	13.00%	26,663	14.71%	47,623	13.90%
Reprice/mature after 6 months through one year	33,200	20.59%	41,211	22.73%	74,411	21.72%
Reprice/mature after one year through five years	40,754	25.27%	73,999	40.81%	114,753	33.50%
Reprice/mature after five years	118	0.07%	39	0.02%	157	0.05%

Total	$161,261	100.00%	$181,300	100.00%	$342,561	100.00%

          As of December 31, 2004, long term and short term borrowings had the following items remaining to contractual maturity.

(Dollars in thousands)	Due in three months or less	Due after three months through one year	Due after one year through five years	Due after five years	Total

Short-term borrowings	$41,782	$—	$—	$—	$41,782
Long-term borrowings (1)	20,000	35,500	30,000	—	85,500

Total borrowings	$61,782	$35,500	$30,000	$—	$127,282

(1) Based on contractual maturities, and may vary based on possible call dates.

          Deposit growth remains a key strategic focus for the Company and is subject to many risk factors including competitive pricing pressure, changing customer deposit behavior, and increasing or decreasing interest rate environments.  These risk factors could limit the Bank’s ability to attract and retain deposits.

Capital Resources

          The Federal Reserve and FDIC have established minimum requirements for capital adequacy for bank holding companies and member banks.  The requirements address both risk-based capital and leveraged capital.  The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk.  The Federal Reserve and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of Tier 1 capital to total risk-weighted assets of at least 4% and a ratio of total capital to total risk-weighted assets of 8% or greater.  In addition, the leverage ratio of Tier 1 capital to total assets less intangibles is required to be at least 3%.  See “Liquidity and Sources of Funds” for further discussion on impact of trust preferred securities on capital adequacy requirements.  As of December 31, 2004, Bancorp and the Bank were considered “Well Capitalized” under the regulatory risk based capital guidelines.

          Stockholders’ equity was $147.9 million at December 31, 2004, compared to $140.1 million at December 31, 2003, an increase of $7.8 million, or 6%, over that period of time.  At December 31, 2004, stockholders’ equity, as a percentage of total assets, was 8.26%, compared to 8.42% at December 31, 2003.  The change in equity to assets was a result of asset growth and stockholders’ equity increasing slightly less due to the net effect of income recognition, plus cash from the exercise of stock options, less dividends and stock repurchased, and the change in net value of the available for sale investment portfolio.

          As the following table indicates, Bancorp currently exceeds the regulatory minimum capital ratio requirements.

	December 31, 2004

(Dollars in thousands)	Amount	Ratio

Tier 1 capital	$172,366	10.40%
Tier 1 capital minimum requirement	66,281	4.00%

Excess Tier 1 capital	$106,085	6.40%

Total capital	$191,337	11.55%
Total capital minimum requirement	132,561	8.00%

Excess total capital	$58,776	3.55%

Risk-adjusted assets	$1,657,013

Leverage ratio		9.72%
Minimum leverage requirement		3.00%

Excess leverage ratio		6.72%

Adjusted total assets	$1,773,848

          In December 1998, Bancorp announced a stock repurchase program associated with its stock option plans.  Under this plan the Company repurchased .9 million shares for $12.8 million or $13.86 per share through July of 2000, when activity under this plan was discontinued.  This stock repurchase plan was formally cancelled in September 2002.

          In July 2000, Bancorp announced a stock repurchase program that was expanded in September 2000, June 2001, September 2002 and again in April 2004.  Under this plan, the Company can buy up to 3.88 million shares of the Company’s common stock, including completed purchases.  The Company intends to use existing funds and/or long-term borrowings to finance the repurchases.  Total shares available for repurchase under this plan were approximately 836,000 at December 31, 2004.  The following table presents information with respect to Bancorp’s July 2000 stock repurchase program.

(Shares and dollars in thousands)	Shares repurchased in period	Cost of shares repurchased	Average cost per share

Year ended 2000	573	$5,264	$9.19
Year ended 2001	534	6,597	12.35
Year ended 2002	866	13,081	15.11
Year ended 2003	587	10,461	17.81
Year ended 2004	484	10,515	21.73

Plan to date total	3,044	$45,918	$15.08

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

          Deposits are the primary source of new funds.  Total deposits were $1.5 billion at December 31, 2004, up from $1.4 billion at December 31, 2003.  Brokered deposits are generally not accepted, and we have none outstanding at December 31, 2004.  We have attempted to attract deposits in our market areas through competitive pricing and delivery of quality products and continue to do so.

          Scheduled loan repayments are relatively stable sources of funds, while deposit inflows and unscheduled loan prepayments are not.  Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

          At December 31, 2004, four wholly-owned subsidiary grantor trusts established by Bancorp had issued $26 million of pooled trust preferred securities.  Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The trusts use the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts.  The Company’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

          The following table is a summary of current trust preferred securities at December 31, 2004.

(Dollars in thousands) Issuance Trust	Issuance date	Preferred security amount	Rate type (1)	Initial rate	Rate at 12/31/04	Maturity date

West Coast Statutory Trust I	December 2001	$ 5,000	Variable	5.60%	5.13%	December 2031
West Coast Statutory Trust II	June 2002	$ 7,500	Variable	5.34%	6.00%	June 2032
West Coast Statutory Trust III	September 2003	$ 7,500	Fixed	6.75%	6.75%	September 2033
West Coast Statutory Trust IV	March 2004	$ 6,000	Fixed	5.88%	5.88%	March 2034

(1) The variable rate preferred securities reprice quarterly.

          The total amount of trust preferred securities outstanding at December 31, 2004, and 2003, was $26 million and $20 million, respectively. The interest rates on the trust preferred securities issued in December 2001, and June 2002 reset quarterly and are tied to the London Interbank Offered Rate (“LIBOR”) rate.  In connection with these two variable rate offerings, Bancorp entered into swap agreements that will result in a fixed interest rate on the securities for five years, equal to 8.62% and 8.14%, respectively.  The Company has the right to redeem the debentures of the December 2001 issuance in December 2006; the June 2002 issuance in June 2007, the September 2003 issuance in September 2008, and the March 2004 issuance in March 2009.

          On July 2, 2003, the Federal Reserve Bank issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations.  The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance.  For additional information regarding trust preferred securities, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report including Footnote 7, “Junior Subordinated Debentures.”

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

	Payments due within time period at December 31, 2004

(Dollars in thousands)	0-12 Months	1-3 Years	4-5 Years	Due After Five Years	Total

Operating leases	$2,373	$4,585	$3,965	$11,583	$22,506
Junior subordinated debentures	—	12,500	13,500	—	26,000
Short-term borrowings	41,782	—	—	—	41,782
Long-term borrowings	20,000	35,500	30,000	—	85,500

Total	$64,155	$52,585	$47,465	$11,583	$175,788

          At December 31, 2004, Bancorp had commitments to extend credit of $608 million compared to $427 million at December 31, 2003.  For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report including Footnote 18 “Financial instruments with Off-Balance Sheet Risk.”

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

          Asset/liability management simulation models are used to measure interest rate risk.  The models quantify interest rate risk through simulating forecasted net interest income over a 12-month time horizon under various rate scenarios, as well as monitoring the change in the present value of equity under the same rate scenarios.  The present value of equity is defined as the difference between the market value of current assets less current liabilities.  By measuring the change in the present value of equity under different rate scenarios, management can identify interest rate risk that may not be evident in simulating changes in forecasted net interest income. Readers are referred to management’s “Forward Looking Statement Disclosure” in connection with this discussion of market risks.

          The following tables show the approximate percentage change in forecasted net interest income over a 12-month period and the percentage change in the present value of equity under several rate scenarios.  For the net interest income analysis, three rate scenarios provided by Global Insight, an outside economic service, are compared to a stable (flat) rate scenario:

	Actual rates December 31, 2004	Base Case 2005 (average)	Falling Rates 2005 (average)	Rising Rates 2005 (average)

Federal Funds Rate	2.25%	2.97%	2.48%	3.75%
Prime Rate	5.25%	5.97%	5.48%	6.75%
Treasury Yield Curve Spread 10-year to 3 month	199 basis points	109 basis points	144 basis points	127 basis points

Stable rate scenario compared to:	Percent Change in Net Interest Income

Rising	+6.0%
Base Case	+1.6%
Falling	-.8%

          As illustrated in the above table, at December 31, 2004, we estimate our balance sheet was asset sensitive over a 12 month horizon, meaning that interest earning assets mature or reprice more quickly than interest-bearing liabilities in a given period.  Therefore, a significant decrease in market rates of interest could adversely affect net interest income, while an increase in market rates may increase net interest income. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities.

          For the present value of equity analysis, the results are compared to the net present value of equity using the yield curve as of December 31, 2004.  This curve is then shifted up and down and the net present value of equity is computed.  In the –100 basis point scenarios, deposit rates were not allowed to decline below zero.  This table does not include flattening or steepening yield curve effects.

December 31, 2004 Change in Interest Rates	Percent Change in Present Value of Equity

Up 200 basis points	1.0%
Up 100 basis points	.3%
Down 100 basis points	-3.9%

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

          The following table sets forth the estimated maturity and repricing and the resulting interest rate gap between interest earning assets and interest bearing liabilities at December 31, 2004.  The amounts in the table are derived from internal data from the Bank based on maturities and next repricing dates including contractual repayments.

	Estimated Maturity or Repricing at December 31, 2004

(Dollars in thousands)	0-3 Months	4-12 Months	1-5 Years	Due After Five Years	Total

Interest Earning Assets:
Interest earning balances due from banks	$2	$—	$—	$—	$2
Federal funds sold	101	—	—	—	101
Trading assets	958	—	—	—	958
Investments available for sale(1)(2)	21,628	33,560	155,037	56,037	266,262
Loans held for sale	2,706	—	—	—	2,706
Loans, including fees	618,023	215,675	537,602	56,694	1,427,994

Total interest earning assets	$643,418	$249,235	$692,639	$112,731	1,698,023

Allowance for loan loss					(18,971)
Cash and due from banks					40,751
Other assets					71,116

Total assets					$1,790,919

Interest Bearing Liabilities:
Savings and interest bearing demand deposits(3)	$76,830	$182,162	$195,875	$283,535	$738,402
Certificates of deposit	97,654	127,431	117,319	157	342,561
Borrowings (2)	41,782	20,000	65,500	—	127,282
Junior subordinated debentures	—	—	26,000	—	26,000

Total interest bearing liabilities	$216,266	$329,593	$404,694	$283,692	1,234,245

Other liabilities					408,820

Total liabilities					1,643,065
Stockholders' equity					147,854

Total liabilities & stockholders’ equity					$1,790,919

Interest sensitivity gap	$427,152	$(80,358)	$287,945	$(170,961)	$463,778
Cumulative interest sensitivity gap	$427,152	$346,794	$634,739	$463,778
Cumulative interest sensitivity gap as a percentage of total assets	24%	19%	35%	26%

(1)	Equity investments have been placed in the 0-3 month category.
(2)	Repricing is based on anticipated call dates, and may vary from contractual maturities.
(3)	Repricing is based on estimated average lives.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of West Coast Bancorp
Lake Oswego, Oregon

We have audited the accompanying consolidated balance sheets of West Coast Bancorp and subsidiaries (the “Company”) as of December 31, 2004 and 2003, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2004.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 2, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Portland, Oregon
March 2, 2005

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)	2004	2003

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$40,751	$59,956
Federal funds sold	101	3,510
Interest-bearing deposits in other banks	2	38

Total cash and cash equivalents	40,854	63,504
Trading assets	958	991
Investment securities available for sale, at fair value (amortized cost: $265,298 and $316,237)	266,262	321,970
Loans held for sale	2,706	4,729
Loans	1,427,994	1,220,881
Allowance for loan loss	(18,971)	(18,131)

Loans, net	1,409,023	1,202,750
Premises and equipment, net	29,117	27,176
Intangible assets	519	865
Bank owned life insurance	18,885	18,062
Other assets	22,595	22,835

Total assets	$1,790,919	$1,662,882

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$391,746	$316,611
Savings and interest-bearing demand	738,402	742,280
Certificates of deposit	342,561	345,968

Total deposits	1,472,709	1,404,859
Short-term borrowings	41,782	5,027
Long-term borrowings	85,500	78,000
Junior subordinated debentures	26,000	20,000
Other liabilities	17,074	14,943

Total liabilities	1,643,065	1,522,829
Commitments and contingent liabilities (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock: no par value, none issued; 10,000,000 shares authorized	—	—
Common stock: no par value, 55,000,000 shares authorized; 14,872,290 and 15,075,875 shares issued and outstanding, respectively	18,590	18,845
Additional paid-in capital	60,730	66,462
Retained earnings	69,612	52,916
Deferred compensation	(1,486)	(1,242)
Accumulated other comprehensive income	408	3,072

Total stockholders’ equity	147,854	140,053

Total liabilities and stockholders’ equity	$1,790,919	$1,662,882

See notes to consolidated financial statements

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (In thousands, except per share amounts)	2004	2003	2002

INTEREST INCOME:
Interest and fees on loans	$79,903	$77,321	$82,989
Interest on taxable investment securities	9,819	8,891	9,245
Interest on nontaxable investment securities	3,070	3,257	3,540
Interest on deposits in other banks	75	76	110
Interest on federal funds sold	121	133	144

Total interest income	92,988	89,678	96,028
INTEREST EXPENSE:
Savings and interest-bearing demand	3,425	4,492	7,076
Certificates of deposit	7,789	10,639	14,243
Short-term borrowings	371	277	329
Long-term borrowings	4,679	4,023	6,122
Junior subordinated debentures and mandatorily redeemable trust preferred securities	1,851	1,208	762

Total interest expense	18,115	20,639	28,532

NET INTEREST INCOME	74,873	69,039	67,496
Provision for loan loss	2,260	3,800	4,979

Net interest income after provision for loan loss	72,613	65,239	62,517
NONINTEREST INCOME:
Service charges on deposit accounts	7,474	6,960	6,352
Other service charges, commissions and fees	7,515	6,577	5,099
Trust revenue	2,184	1,776	1,683
Gains on sales of loans	3,906	5,124	4,024
Other	1,404	1,417	1,536
Net gains (losses) on sales of securities	(20)	192	—

Total noninterest income	22,463	22,046	18,694
NONINTEREST EXPENSE:
Salaries and employee benefits	36,297	32,487	29,499
Equipment	5,442	5,139	5,100
Occupancy	5,722	4,901	4,642
Check and other transaction processing	2,671	2,778	2,572
Professional fees	2,314	2,314	1,834
Postage, printing and office supplies	2,616	2,590	2,658
Marketing	2,402	2,047	2,018
Communications	1,182	1,166	1,100
Other noninterest expense	4,725	4,728	4,595

Total noninterest expense	63,371	58,150	54,018

INCOME BEFORE INCOME TAXES	31,705	29,135	27,193
PROVISION FOR INCOME TAXES	9,697	9,338	8,990

NET INCOME	$22,008	$19,797	$18,203

Basic earnings per share	$1.48	$1.31	$1.17
Diluted earnings per share	$1.42	$1.26	$1.13
Weighted average common shares	14,849	15,077	15,575
Weighted average diluted shares	15,526	15,674	16,069

See notes to consolidated financial statements

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (Dollars in thousands)	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,008	$19,797	$18,203
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation of premises and equipment	3,448	2,831	3,226
(Increase) decrease in net deferred tax assets	(299)	(1,681)	1,148
Write-down of buildings/equipment	—	—	613
Amortization of intangibles	346	353	357
Net losses (gains) on sales of available for sale securities	20	(192)	—
Provision for loan loss	2,260	3,800	4,979
(Increase) decrease in interest receivable	(397)	(38)	735
(Increase) decrease in other assets	936	2,519	(4,830)
Gain on sale of loans	3,906	5,124	4,024
Origination of loans held for sale	(134,643)	(188,825)	(135,590)
Proceeds from sales of loans held for sale	132,760	189,896	134,665
Increase (decrease) in interest payable	41	(342)	(219)
Increase (decrease) in other liabilities	2,090	3,200	(985)
Increase in cash surrender value of bank owned life insurance	(823)	(743)	—
Gain on benefit of proceeds from bank owned life insurance	—	(202)	—
Stock based compensation expense	782	679	566
Tax benefit associated with stock options	1,348	732	301
Decrease (increase) in trading assets	33	(24)	125

Net cash provided by operating activities	33,816	36,884	27,318
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	102,445	118,188	71,138
Proceeds from sales of available for sale securities	8,982	4,158	—
Purchase of available for sale securities	(58,403)	(179,219)	(90,695)
Purchase of bank owned life insurance	—	(16,000)	—
Proceeds from death benefit paid on bank owned life insurance	—	640	—
Loans made to customers greater than principal collected on loans	(152,994)	(63,473)	(78,258)
Purchase of loans	(55,539)	—	—
Net capital expenditures	(5,389)	(3,398)	(1,332)

Net cash used in investing activities	(160,898)	(139,104)	(99,147)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest
bearing transaction accounts	71,257	163,665	100,711
Net decrease in certificates of deposit	(3,407)	(25,259)	(5,691)
Proceeds from issuance of junior subordinated debentures	6,000	7,500	7,500
Proceeds from issuance of long-term borrowings	50,000	5,000	60,000
Repayment of long-term borrowings	(42,500)	(25,000)	(52,500)
Net increase (decrease) in short-term borrowings	36,755	(4,875)	(16,786)
Repurchase of common stock	(10,515)	(10,461)	(13,081)
Net proceeds from issuance of common stock	2,154	2,349	1,147
Dividends paid and cash paid for fractional shares	(5,312)	(4,928)	(4,699)

Net cash provided by financing activities	104,432	107,991	76,601

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(22,650)	5,771	4,772
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	63,504	57,733	52,961

CASH AND CASH EQUIVALENTS AT END OF YEAR	$40,854	$63,504	$57,733

Supplemental cash flow information:
Cash paid in the year for:
Interest	$18,074	$20,981	$28,750
Income taxes	$6,358	$9,158	$6,070

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock		Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income	Total

(Shares and Dollars in thousands)	Shares	Amount

BALANCE, January 1, 2002	16,025	$20,032	$82,679	$24,543	$(878)	$2,414	$128,790
Comprehensive income:
Net income	—	—	—	18,203	—	—	$18,203
Other comprehensive income, net of tax:
Net unrealized investment/derivative gains	—	—	—	—	—	2,160	2,160

Other comprehensive income, net of tax							2,160

Comprehensive income							$20,363

Cash dividends, $.30 per common share	—	—	—	(4,699)	—	—	(4,699)
Issuance of common stock pursuant to option plans	164	205	1,272	—	—	—	1,477
Redemption of stock pursuant to stock plans	(35)	(44)	(464)	—	18	—	(490)
Activity in Deferred Compensation Plan	13	16	144	—	—	—	160
Issuance of common stock pursuant to restricted stock plans	25	31	346	—	(377)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	566	—	566
Common stock repurchased and retired	(866)	(1,082)	(11,999)		—	—	(13,081)
Tax benefit associated with stock options	—	—	301	—	—	—	301

BALANCE, December 31, 2002	15,326	19,158	72,279	38,047	(671)	4,574	133,387
Comprehensive income:
Net income	—	—	—	19,797	—	—	$19,797
Other comprehensive loss, net of tax:
Net unrealized investment/derivative losses	—	—	—	—	—	(1,502)	(1,502)

Other comprehensive income, net of tax							(1,502)

Comprehensive income							$18,295

Cash dividends, $.32 per common share	—	—	—	(4,928)	—	—	(4,928)
Issuance of common stock pursuant to option plans	291	363	2,500	—	—	—	2,863
Redemption of stock pursuant to stock plans	(29)	(36)	(457)	—	27	—	(466)
Activity in Deferred Compensation Plan	(3)	(3)	(45)	—	—	—	(48)
Issuance of common stock pursuant to restricted stock plans	78	97	1,180	—	(1,277)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	679	—	679
Common stock repurchased and retired	(587)	(734)	(9,727)	—	—	—	(10,461)
Tax benefit associated with stock options	—	—	732	—	—	—	732

BALANCE, December 31, 2003	15,076	$18,845	$66,462	$52,916	$(1,242)	$3,072	$140,053
Comprehensive income:
Net income	—	—	—	22,008	—	—	$22,008
Other comprehensive loss, net of tax:
Net unrealized investment/derivative losses	—	—	—	—	—	(2,664)	(2,664)

Other comprehensive income, net of tax							(2,664)

Comprehensive income							$19,344

Cash dividends, $.36 per common share	—	—	—	(5,312)	—	—	(5,312)
Issuance of common stock pursuant to option plans	279	348	2,854	—	—	—	3,202
Redemption of stock pursuant to stock plans	(49)	(61)	(995)	—	69	—	(987)
Activity in Deferred Compensation Plan	(1)	(1)	(60)	—	—	—	(61)
Issuance of common stock pursuant to restricted stock plans	51	64	1,031	—	(1,095)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	782	—	782
Common stock repurchased and retired	(484)	(605)	(9,910)	—	—	—	(10,515)
Tax benefit associated with stock options	—	—	1,348	—	—	—	1,348

BALANCE, December 31, 2004	14,872	$18,590	$60,730	$69,612	$(1,486)	$408	$147,854

See notes to consolidated financial statements

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or “the Company”), which operates its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust, and Totten, Inc., after elimination of intercompany transactions and balances. In accordance with Financial Accounting Standards Board Interpretation No. 46, “Consolidation of Variable Interest Entities”, West Coast Statutory Trust I, II, III and IV are considered related parties to West Coast Bancorp and their financial results are not consolidated in West Coast Bancorp’s financial statements effective December 31, 2004.  Certain reclassifications of prior year amounts have been made to conform to current classifications.

          Nature of Operations. West Coast Bancorp’s activities include offering a full range of financial services through 52 branch offices in western Oregon and Washington.  West Coast Trust provides agency, trust and related services.

          Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.

          Trading Assets.   Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.  Trading assets held at December 31, 2004 and 2003 are related solely to assets held in a Rabbi Trust for benefit of the Company’s deferred compensation plans.

          Investment Securities.  Investment securities are classified as either available for sale or held to maturity.  For purposes of computing gains and losses, cost of securities sold is determined using the specific identification method.  Available for sale securities are carried at fair value with unrealized gains and losses, net of any tax effect, added to or deducted directly from stockholders’ equity.  Held to maturity securities are carried at amortized cost.  The Company does not have any held to maturity securities as of December 31, 2004 or 2003.  The Company analyzes investment securities for other than temporary impairment on a periodic basis.  Declines in fair value that are deemed other than temporary, if any, are reported in non-interest income.

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

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Allowance for Loan Loss.  The allowance for loan loss is based on management’s estimates. Management determines the adequacy of the allowance for loan loss based on evaluations of the loan portfolio, recent loss experience, and other factors, including economic conditions. The Company determines the amount of the allowance for loan loss required for certain sectors based on relative risk characteristics of the loan portfolio. Actual losses may vary from current estimates.  These estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known.  The allowance for loan loss is increased by provisions for loan losses in operating earnings.  Losses are charged to the allowance while recoveries are credited to the allowance.

          Premises and Equipment.  Premises and equipment are stated at cost, less accumulated depreciation.  Land is carried at cost.  The provision for depreciation is computed on the straight-line method over the estimated useful lives of the related assets, which range from 3 to 40 years.  Improvements are capitalized and depreciated over their estimated useful lives.  Minor repairs, maintenance, and improvements are charged to operations as incurred.  When property is replaced or otherwise disposed of, the cost of such assets and the related accumulated depreciation are removed from their respective accounts.  Related gain or loss, if any, is recorded in current operations.

          Servicing of Financial Assets.  Bancorp originates loans under SBA loan programs.  Bancorp periodically sells such loans, and retains servicing rights on the loans originated and sold.  The fair value of the servicing rights are determined based upon discounted cash flow analysis and such servicing rights are being amortized in proportion to, and over the period of, estimated future net servicing income.  The servicing rights are periodically evaluated for impairment.  No impairment was recognized during 2004, 2003, or 2002.

          Intangible Assets.  Intangible assets are composed of deposit premiums of $.5 million and $.9 million (net of accumulated amortization of $2.7 million and $2.4 million), at December 31, 2004 and 2003, respectively.  These deposit premiums are being amortized over a ten-year period.

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

          Reclassifications. Certain amounts reported in prior years’ financial statements have been reclassified to conform to the current presentation. The effects of the reclassifications are not considered material.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          New Accounting Pronouncements.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to Statement of Financial Accounting Standards (“SFAS”) No. 123, Share-Based Payment.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  In addition, this statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions.  This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  In addition, this statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  Bancorp would have recognized $.6 million and $.8 million, after tax, in 2004 and 2003, respectively, had SFAS No. 123 been applied to those years.  This statement is effective for Bancorp as of the beginning of the first interim or annual reporting period that begins after June 15, 2005. The impact on our financial statements from future stock option grants is unknown until such grants have been made.

          At its November 12-13, 2003 meeting, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” that certain quantitative and qualitative disclosures should be required for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No. 115 and 124 that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized.  The Company adopted the disclosure requirements in fiscal year 2003.  At the March 17-18, 2004 meeting, the EITF reached a consensus, which approved an impairment model for debt and equity securities.  In FASB Staff Position (“FSP”) 03-01-01, issued in September 2004, the effective date for the measurement and recognition guidance contained in paragraphs 10-20 of Issue 03-01 was delayed.  The disclosure guidance in paragraphs 21 and 22 of Issue 03-01 remains effective.  The Company has adopted the applicable disclosure provisions of Issue 03-01.

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

          In January 2003, the FASB issued Financial Interpretation (“FIN”) No. 46, Consolidation of Variable Interest Entities.  This interpretation requires a variable interest entity to be consolidated by the primary beneficiary of that entity.  The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003, and apply to existing entities for the first fiscal year or interim period beginning after June 15, 2003.  Certain disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established.  The Company has adopted the provisions of FIN No. 46.  In accordance with FIN No. 46, West Coast Statutory Trust I, II, III, and IV are considered related parties to West Coast Bancorp and their financial results are not consolidated in West Coast Bancorp’s financial statements.

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

          Accounting for Stock-Based Compensation.  At December 31, 2004, Bancorp has multiple stock option plans, which are described in Note 16.  In addition, Bancorp has a stock compensation plan under which both restricted stock and stock options are granted.  Bancorp recognizes compensation expense for restricted stock granted.  Bancorp accounts for its stock option plans using the intrinsic value method under APB Opinion 25, under which no compensation cost has been recognized in the periods presented. All options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS No. 123, Accounting for Stock-Based Compensation had been applied to all outstanding and unvested awards in each period.

	Year ended December 31

(Dollars in thousands, except per share data)	2004	2003	2002

Net income, as reported	$22,008	$19,797	$18,203
Add: Restricted stock compensation expense included in reported net income, net of related tax effects	477	414	363
Deduct: Total stock-based compensation expense including both restricted stock and stock options, determined under fair value based method, net of related tax effects	(1,048)	(1,207)	(1,136)

Pro forma net income	$21,437	$19,004	$17,430

Earnings per share:
Basic-as reported	$1.48	$1.31	$1.17
Basic-proforma	$1.44	$1.26	$1.12
Diluted-as reported	$1.42	$1.26	$1.13
Diluted-proforma	$1.38	$1.21	$1.08

2.       INVESTMENT SECURITIES

          The following table presents the investment portfolio as of December 31, 2004 and 2003:

	AVAILABLE FOR SALE

(Dollars in thousands) December 31, 2004	Amortized Cost	Unrealized Gross Gains	Unrealized Gross Losses	Fair Value

U.S. Government agency securities	$82,507	$405	$(550)	$82,362
Corporate securities	17,890	173	(34)	18,029
Mortgage-backed securities	81,669	205	(520)	81,354
Obligations of state and political subdivisions	68,711	2,282	(87)	70,906
Equity and other securities	14,521	20	(930)	13,611

Total	$265,298	$3,085	$(2,121)	$266,262

	AVAILABLE FOR SALE

(Dollars in thousands) December 31, 2003	Amortized Cost	Unrealized Gross Gains	Unrealized Gross Losses	Fair Value

U.S. Government agency securities	$107,339	$1,345	$(402)	$108,282
Corporate securities	23,552	549	—	24,101
Mortgage-backed securities	94,497	547	(236)	94,808
Obligations of state and political subdivisions	76,202	3,935	(55)	80,082
Equity and other securities	14,647	50	—	14,697

Total	$316,237	$6,426	$(693)	$321,970

          Gross realized gains in 2004, 2003 and 2002 were $75,000, $192,000, and $0, respectively. Gross realized losses in 2004, 2003, and 2002 were $95,000, $0 and $0 respectively. Securities with a fair value of approximately $42.8 million and $38.8 million were pledged to secure public deposits at December 31, 2004 and 2003, respectively.  At December 31, 2004, Bancorp had no reverse repurchase agreements.  Bancorp pledged $5.1 million of U.S. government agency securities at December 31, 2003 to secure borrowings under reverse repurchase agreements.  Under regulatory guidelines, no outstanding mortgage-backed securities were classified as high risk at December 31, 2004 or 2003.

          The following table provides information on 12 month or greater continuous unrealized losses in the investment securities portfolio as of December 31, 2004:

(Dollars in thousands) December 31, 2003	Amortized cost of securities with an unrealized loss more than 12 continuous months	Fair value of securities with an unrealized loss more than 12 continuous months	Unrealized Gross Losses

U.S. Government agency securities	$2,997	$2,843	$(154)
Mortgage-backed securities	6,634	6,571	(63)
Obligations of state and political subdivisions	1,616	1,571	(45)

Total	$11,247	$10,985	$(262)

          There were nine investment securities with a 12 month or greater continuous unrealized loss of $.3 million in the investment portfolio at December 31, 2004.  There were no investment securities with a 12 month or greater continuous unrealized loss in the investment portfolio at December 31, 2003.  At December 31, 2004 there were a total of 60 securities with unrealized losses totaling $2.1 million, while there were approximately 40 securities with a total unrealized loss of $.7 million at December 31, 2003.  The impairment on these fixed income securities was due to an increase in interest rates subsequent to their purchase. The fair value of these securities will fluctuate as market interest rates change.  These are fixed rate debt securities and the Company has the ability and intent to hold them until the value recovers.

2.       INVESTMENT SECURITIES (continued)

          The following table provides information on 12 month or less continuous unrealized losses in the investment securities portfolio as of December 31, 2004:

(Dollars in thousands) December 31, 2004	Amortized cost of securities with an unrealized loss more than 12 continuous months	Fair value of securities with an unrealized loss more than 12 continuous months	Unrealized Gross Losses

U.S. Government agency securities	$54,665	$54,269	$(396)
Corporate securities	7,678	7,644	(34)
Mortgage-backed securities	48,098	47,641	(457)
Obligations of state and political subdivisions	3,797	3,755	(42)
Equity and other securities	5,000	4,070	(930)

Total	$119,238	$117,379	$(1,859)

          In addition to accounting and regulatory guidance, in determining whether a security is other-than temporarily impaired, Bancorp regularly considers the duration and amount of the unrealized loss, the financial condition of the issuer, and the prospects for a change in market value within a reasonable period of time.  Included in equity and other securities above, Bancorp owns 100,000 shares of Freddie Mac Preferred Series L shares which were acquired November 5, 1999, at a cost (book value) of $5,000,000. The market value at December 31, 2004 was $4,070,000. The interest rate received on the shares resets every five years to the five year constant maturity treasury rate. The market value of the shares has been below the amortized cost since March 10, 2004. Management determined the decline in market value was related primarily to interest rate fluctuations, and did not consider the shares to be other-than temporarily impaired at December 31, 2004.

3.       MATURITIES OF INVESTMENT SECURITIES

          The follow table presents the maturities of the investment portfolio at December 31, 2004:

(Dollars in thousands) December 31, 2004	Available for sale

	Amortized cost	Fair value

U.S. Government agency securities:
One year or less	$1,005	$1,174
After one year through five years	58,970	58,698
After five through ten years	22,532	22,490

	82,507	82,362
Corporate Securities:
One year or less	1,002	1,008
After one year through five years	6,320	6,411
After five through ten years	2,568	2,599
Due after ten years	8,000	8,011

Total	17,890	18,029
Obligations of state and political subdivisions:
One year or less	7,001	7,080
After one year through five years	29,965	31,243
After five through ten years	29,291	30,123
Due after ten years	2,454	2,460

Total	68,711	70,906

Sub-total	169,108	171,297
Mortgage-backed securities	81,669	81,354
Equity investments and other securities	14,521	13,611

Total securities	$265,298	$266,262

          Mortgage-backed securities including collateralized mortgage obligations and asset-backed securities, have maturities that will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

4.       LOANS AND ALLOWANCE FOR LOAN LOSS

          The following table presents the loan portfolio as of December 31, 2004 and 2003:

	December 31,

(Dollars in thousands)	2004	2003

Commercial loans	$357,776	$236,949
Real estate – construction	116,974	112,732
Real estate – mortgage	212,959	179,331
Real estate – commercial	704,390	652,882
Installment and other consumer	35,895	38,987

Total loans	1,427,994	1,220,881
Allowance for loan loss	(18,971)	(18,131)

Total loans, net	$1,409,023	$1,202,750

          The following is an analysis of the changes in the allowance for loan loss:

	Year Ending December 31,

(Dollars in thousands)	2004	2003	2002

Balance, beginning of period	$18,131	$16,838	$15,252
Provision for loan loss	2,260	3,800	4,979
Losses charged to the allowance	(2,374)	(3,098)	(3,680)
Recoveries credited to the allowance	954	591	287

Balance, end of period	$18,971	$18,131	$16,838

          Loans on which the accrual of interest has been discontinued, amounted to approximately $1.8 million, $2.7 million and $5.1 million at December 31, 2004, 2003, and 2002, respectively.  Interest income foregone on non-accrual loans was approximately $204,000, $231,000 and $314,000 in 2004, 2003, and 2002, respectively.

          At December 31, 2004 and 2003, Bancorp’s recorded investment in certain loans that were considered to be impaired was $1.9 million and $2.6 million, respectively, most of which was classified as non-performing.  Of these impaired loans, $968,000 and $181,000 had a specific related valuation allowance of $262,000 and $95,000, respectively, while $932,000 and $2.4 million did not require a specific valuation allowance.  The balance of the allowance for loan loss in excess of these specific reserves is available to absorb the inherent losses from all loans in the portfolio.  The average recorded investment in impaired loans for the years ended December 31, 2004, 2003, and 2002 was approximately, $3.6 million, $4.0 million and $5.2 million, respectively.  For the years ended December 31, 2004, 2003 and 2002, interest income recognized on impaired loans totaled $187,000, $193,000, and $17,000, respectively, all of which was recognized on a cash basis.

          The Bank makes commercial and residential loans to customers primarily throughout Oregon and Washington.  Although the Bank has a diversified loan portfolio, a substantial portion of the portfolio belongs to debtors whose ability to honor their contracts is dependent upon the economies of Oregon and/or Washington.

          As of December 31, 2004 and 2003, the Bank had loans to persons serving as directors, officers, principal stockholders and their related interests totaling $1.4 million and $5.9 million, respectively.  These loans were made substantially on the same terms, including interest rates, maturities and collateral as those made to other customers of the Bank.

          The following table presents a summary of loans made to directors, officers, principal stockholders and their related interests, of the Company:

	December 31,

(Dollars in thousands)	2004	2003

Balance, beginning of period	$5,933	$5,440
New loans and advances	100	4,208
Principal payments and payoffs	(4,619)	(3,715)

Balance, end of period	$1,414	$5,933

5.       PREMISES AND EQUIPMENT

          Premises and equipment consists of the following:

	December 31,

(Dollars in thousands)	2004	2003

Land	$4,796	$4,796
Buildings and improvements	24,680	23,523
Furniture and equipment	26,177	24,103
Construction in progress	490	80

	56,143	52,502
Accumulated depreciation	(27,026)	(25,326)

Total	$29,117	$27,176

          Depreciation included in net occupancy and equipment expense amounted to $3.4 million, $2.8 million and $3.2 million for the years ended December 31, 2004, 2003, and 2002, respectively.  The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists.  During 2002, the Company disposed of antiquated computer and printer related equipment with a net book value of $.25 million.  In 2002, the Company also sold a house and an administration building in Shelton, Washington.  A branch location in Lincoln County, Oregon was also examined and found to be impaired under the guidance provided in SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  The amount of impairment loss relating to this building was $.4 million.  The Company recognized a total of $.6 million of expenses in other noninterest expense related to these fixed asset write-offs and impairment charges in 2002.  The fair value of the properties was based on pending sale prices and independent appraisals.   No impairment write-downs occurred in 2004 or 2003.

6.       BORROWINGS

          Borrowings consist of the following:

	December 31,

(Dollars in thousands)	2004	2003

Short-term borrowings:
FHLB advances	$41,782	$—
Securities sold under agreements to repurchase	—	5,027
Long-term borrowings:
FHLB advances	85,500	78,000

Total borrowings	$127,282	$83,027

          Short-term borrowings generally consist of Federal Home Loan Bank of Seattle (“FHLB”) borrowings, security reverse repurchase agreements and Federal Funds purchased overnight from correspondent banks. Bancorp had no outstanding Federal Funds purchased at December 31, 2004 and 2003.  At December 31, 2003, Bancorp had $5.0 million in reverse repurchase agreements that matured in March 2004.

          Long-term borrowings at December 31, 2004 consist of notes with fixed maturities, balloon payments and putable advances with the FHLB totaling $85.5 million.  Total long-term borrowings with fixed maturities were $70.5 million with rates ranging from 2.88% to 5.63%.  Bancorp’s putable advances total $15.0 million, $10.0 million with an original term of five years at a rate of 6.84%, quarterly put options and a final maturity in June 2005; and $5.0 million with an original term of five years at a rate of 3.36%, quarterly put options if LIBOR exceeds 6% and a final maturity in June 2009.  Principal balloon payments due on Bancorp’s long-term borrowings at December 31, 2004 are $20.0 million in 2005, $20.5 million in 2006, $15.0 million in 2007, and $10.0 million in 2008, and $20.0 million in 2009, with no balances due thereafter.  Bancorp refinanced $30 million of long-term FHLB debt at a pretax cost of approximately $.9 million during 2004.

          Long-term borrowings at December 31, 2003 consisted of notes with fixed maturities, balloon payments and putable advances with the FHLB totaling $78.0 million.  Total long-term borrowings with fixed maturities were $68.0 million with rates ranging from 2.21% to 5.63%.   Bancorp’s putable advances totaled $10.0 million with an original term of five years with quarterly put options and scheduled maturity in June 2005.

          FHLB advances are collateralized as provided for in the advance, pledge and security agreements with the FHLB, by certain security investments and mortgage-backed securities, stock owned by Bancorp including deposits at the FHLB and certain qualifying loans.  At December 31, 2004 the Company had additional borrowing capacity available of $133.3 million at the FHLB.

7.       JUNIOR SUBORDINATED DEBENTURES

          At December 31, 2004, four wholly-owned subsidiary grantor trusts established by Bancorp had issued $26 million of pooled Trust Preferred Securities (“trust preferred securities”).  Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The trusts used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

          The following table is a summary of current trust preferred securities at December 31, 2004:

(Dollars in thousands) Issuance Trust	Issuance date	Preferred security amount	Rate type (1)	Initial rate	Rate at 12/31/04	Maturity date

West Coast Statutory Trust I	December 2001	$ 5,000	Variable	5.60%	5.13%	December 2031
West Coast Statutory Trust II	June 2002	$ 7,500	Variable	5.34%	6.00%	June 2032
West Coast Statutory Trust III	September 2003	$ 7,500	Fixed	6.75%	6.75%	September 2033
West Coast Statutory Trust IV	March 2004	$ 6,000	Fixed	5.88%	5.88%	March 2034

(1) The variable rate preferred securities reprice quarterly.

          The total amount of trust preferred securities outstanding at December 31, 2004, and 2003, was $26 million and $20 million, respectively. The interest rates on the trust preferred securities issued in December 2001, and June 2002 reset quarterly and are tied to the LIBOR rate.  In connection with the variable rate offerings, Bancorp entered into swap agreements that will result in a fixed interest rate on the securities for five years, equal to 8.62% and 8.14%, respectively.  The Company has the right to redeem the debentures issued in the December 2001 offering in December 2006; the June 2002 offering in June 2007, the September 2003 offering in September 2008, and the March 2004 offering in March 2009.

          With the adoption of FIN No. 46, Bancorp deconsolidated the three grantor trusts as of December 31, 2003.  As a result, the junior subordinated debentures issued by Bancorp to the grantor trusts, totaling $26 million, are reflected in our consolidated balance sheet in the liabilities section at December 31, 2004, under the caption “junior subordinated debentures.”  Bancorp records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. Bancorp recorded $.8 million and $.6 million in other assets in the consolidated balance sheet at December 31, 2004 and 2003, respectively, for the common capital securities issued by the issuer trusts.

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

8.       COMMITMENTS AND CONTINGENT LIABILITIES

          The Company leases land and office space under 36 leases, of which 33 are long-term noncancellable operating leases that expire between 2005 and 2021.  At the end of the respective lease terms, Bancorp may renew the leases at fair rental value.  At December 31, 2004, minimum future lease payments under these leases and other operating leases were:

(Dollars in thousands) Year	Minimun Future Lease Payments

2005	$2,373
2006	2,311
2007	2,274
2008	2,038
2009	1,927
Thereafter	11,583

Total	$22,506

          Rental expense for all operating leases was $2.4 million, $2.1 million, and $2.0 million for the years ended December 31, 2004, 2003, and 2002, respectively.

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

9.       INCOME TAXES

          The provision (benefit) for income taxes for the last three years consisted of the following:

	Year ended December 31,

(Dollars in thousands)	2004	2003	2002

Current
Federal	$6,959	$8,348	$7,255
State	1,312	1,699	1,484

	8,271	10,047	8,739
Deferred
Federal	1,235	(591)	(208)
State	191	(118)	(43)

	1,426	(709)	(251)
Total
Federal	8,194	7,757	7,463
State	1,503	1,581	1,527

Total	$9,697	$9,338	$8,990

          Net deferred taxes are included in other assets on the Company’s balance sheet. The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2004 and 2003 are presented below:

	December 31,

(Dollars in thousands)	2004	2003

Deferred tax assets:
Allowance for loan loss	$7,454	$7,124
Net unrealized loss on derivatives-Swap	115	264
Deferred employee benefits	992	878
Other	175	128

Total deferred tax assets	8,736	8,394
Deferred tax liabilities:
Accumulated depreciation	1,756	1,243
Loan origination costs	1,687	—
Federal Home Loan Bank stock dividends	1,844	1,987
Net unrealized gains on investments available for sale	379	2,253
Intangible assets	47	162
Other	278	303

Total deferred tax liabilities	5,991	5,948

Net deferred tax assets	$2,745	$2,446

          Based on historical performance, the Company believes it is probable that the net deferred tax assets at December 31, 2004 and 2003 will be used to reduce future taxable income and therefore no valuation allowance associated with deferred tax assets has been established at December 31, 2004 and 2003.

          The effective tax rate varies from the federal income tax statutory rate.  The reasons for the variance are as follows:

	Year ended December 31,

(Dollars in thousands)	2004	2003	2002

Expected federal income tax provision (1)	$11,097	$10,197	$9,518
State income tax, net of federal income tax effect	977	1,029	992
Interest on obligations of state and political subdivisions exempt from federal tax	(1,078)	(1,144)	(1,293)
Investment tax credits	(520)	(520)	(480)
Bank owned life insurance	(277)	(285)	—
Other, net	(502)	61	253

Total	$9,697	$9,338	$8,990

(1) Federal income tax provision applied at 35%.

10.      STOCKHOLDERS’ EQUITY AND REGULATORY REQUIREMENTS

          Authorized capital of Bancorp includes 10,000,000 shares of Preferred Stock no par value, none of which were issued at December 31, 2004, or 2003.  No stock dividend was declared in 2004, 2003, or 2002.

          In July 2000, Bancorp announced a stock repurchase program that was expanded in September 2000, June 2001, September of 2002 and again in April of 2004. Under this plan, the Company can buy up to 3.88 million shares of the Company’s common stock.  The Company intends to use existing funds and/or long-term borrowings to finance the repurchases.  Total shares available for repurchase under this plan are 836,000 at December 31, 2004.  The following table presents information with respect to Bancorp’s July 2002 stock repurchase program.

(Shares and dollars in thousands)	Shares repurchased in period	Cost of shares repurchased	Average cost per share

Year ended 2000	573	$5,264	$9.19
Year ended 2001	534	6,597	12.35
Year ended 2002	866	13,081	15.11
Year ended 2003	587	10,461	17.81
Year ended 2004	484	10,515	21.73

Plan to date total	3,044	$45,918	$15.08

          The Federal Reserve and Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and member banks.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and its significant bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items.  The Federal Reserve and FDIC risk based capital guidelines require banks and bank holding companies to have a ratio of Tier 1 capital to total risk weighted assets of at least 4%, and a ratio of total capital to total risk weighted assets of 8% or greater.  In addition, the leverage ratio of Tier 1 capital to total average assets less intangibles is required to be at least 3%.  Well capitalized guidelines require banks and bank holding companies to maintain Tier 1 capital of at least 6%, total risk based capital of at least 10% and a leverage ratio of at least 5%.  Bancorp and its bank subsidiary’s capital components, classification, risk weightings and other factors are also subject to qualitative judgments by regulators.  Failure to meet minimum capital requirements can initiate certain action by regulators that, if undertaken, could have a material effect on Bancorp’s financial statements.  As of December 31, 2004, Bancorp and its subsidiary bank are considered “Well Capitalized” under current risk based capital regulatory guidelines.  Management believes that no events or changes in conditions have subsequently occurred which would significantly change Bancorp’s capital position.  Under the restrictions of maintaining adequate minimum capital, as of December 31, 2004, the Bank could have declared dividends totaling $51.9 million without obtaining prior regulatory approval.

          The following table presents selected risk adjusted capital information as of December 31, 2004 and 2003:

	2004				2003

	Actual		Amount Required For Minimum Capital Adequacy	Percent required for Minimum Capital Adequacy	Actual		Amount Required For Minimum Capital Adequacy	Percent required for Minimum Capital Adequacy

(Dollars in thousands)	Amount	Ratio	Amount		Amount	Ratio	Amount

Tier 1 Capital
West Coast Bancorp	$172,366	10.40%	$66,281	4%	$156,116	10.62%	$58,824	4%
West Coast Bank	165,286	9.99%	66,215	4%	144,583	9.84%	58,768	4%
Total Capital
West Coast Bancorp	$191,337	11.55%	$132,561	8%	$174,246	11.85%	$117,648	8%
West Coast Bank	184,257	11.13%	132,431	8%	162,713	11.07%	117,536	8%
Leverage Ratio
West Coast Bancorp	$172,366	9.72%	$53,215	3%	$156,116	9.45%	$49,546	3%
West Coast Bank	165,286	9.32%	53,178	3%	144,583	8.75%	49,544	3%

11.      BALANCES WITH THE FEDERAL RESERVE BANK

          The Bank is required to maintain cash reserves or deposits with the Federal Reserve Bank equal to a percentage of reservable deposits.  The average required reserves for the Bank were $3.5 million and $6.7 million during December 31, 2004 and 2003, respectively.

12.      EARNINGS PER SHARE

          The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

(Dollars and shares in thousands)	Net Income	Weighted Average Shares	Per Share Amount

	For the year ended December 31, 2004

Basic earnings	$22,008	14,849	$1.48
Stock options		637
Restricted stock		40

Diluted earnings	$22,008	15,526	$1.42

	For the year ended December 31, 2003

Basic earnings	$19,797	15,077	$1.31
Stock options		561
Restricted stock		36

Diluted earnings	$19,797	15,674	$1.26

	For the year ended December 31, 2002

Basic earnings	$18,203	15,575	$1.17
Stock options		450
Restricted stock		44

Diluted earnings	$18,203	16,069	$1.13

          Bancorp, for the periods reported, had no reconciling items between net income and income available to common stockholders.  There were no shares having an antidilutive effect on earnings per share in 2004 and 2003.  Shares of .2 million had an antidilutive effect on earnings per share and were not included in the calculation in 2002.

13.      COMPREHENSIVE INCOME

          The following table displays the components of other comprehensive income for the last three years:

	Year ended December 31,

(Dollars in thousands)	2004	2003	2002

Net income as reported	$22,008	$19,797	$18,203
Unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains arising during the year	(4,789)	(2,528)	4,477
Tax benefit (provision)	1,866	994	(1,759)

Unrealized holding (losses) gains arising during the year, net of tax	(2,923)	(1,534)	2,718
Unrealized gains (losses) on derivative- cash flow hedges	408	246	(919)
Tax (provision) benefit	(160)	(97)	361

Unrealized gains (losses) on derivative- cash flow hedges, net of tax	248	149	(558)
Less: Reclassification adjustment for losses (gains) on sales of securities	20	(192)	—
Tax (benefit) provision	(9)	75	—

Net realized losses (gains), net of tax	11	(117)	—

Total comprehensive income	$19,344	$18,295	$20,363

14.      CERTIFICATES OF DEPOSIT

          Included in certificates of deposit are certificates in denominations of $100,000 or greater, totaling $160.8 million and $130.6 million at December 31, 2004 and 2003, respectively.  Interest expense relating to certificates of deposit in denominations of $100,000 or greater was $3.3 million, $4.7 million and $6.8 million for the years ended December 31, 2004, 2003 and 2002, respectively.  Maturity amounts on Bancorp’s certificates of deposit include $225.1 million in 2005, $77.3 million in 2006, $28.3 million in 2007, $6.9 million in 2008, and $4.8 million in 2009, with $.2 million due thereafter.  Included in the maturity amounts are $2 million in variable rate certificates of deposit that reprice monthly with maturities in the first quarter of 2005.

15.      EMPLOYEE BENEFIT PLANS

          West Coast Bancorp employee benefits include a plan established under section 401(k) of the Internal Revenue Code for certain qualified employees (the “401(k) plan”).  Employee contributions up to 15 percent of salaries under the Internal Revenue Code guidelines can be made under the 401(k) plan, of which Bancorp matches 50 percent of the employees’ contributions up to a maximum of 6 percent of the employees’ salary.  Bancorp may also elect to make discretionary contributions to the plan.  Employees vest immediately in their own contributions and earnings thereon and vest in Bancorp’s contributions over five years of eligible service.  Bancorp’s expenses totaled $.67 million, $.52 million and $.49 million for 2004, 2003, and 2002, respectively, none of which were discretionary.

          Bancorp provides a non-qualified Deferred Compensation Plan for Directors and a non-qualified Deferred Compensation Plan for Executive Officers (“Deferred Compensation Plans”) as supplemental benefit plans which permit directors and selected officers to elect to defer receipt of all or any portion of their future salary, bonus or directors’ fees.  In addition, the Deferred Compensation Plans restore benefits lost by employees under the 401(k) plan due to specified Internal Revenue Code restrictions on the maximum benefits that may be paid under those plans.  All contributions are invested at the participants’ direction among a variety of investment alternatives.  A deferred compensation liability of $2.1 million and $1.9 million was accrued as of December 31, 2004 and 2003, respectively.

          Bancorp has multiple deferred compensation contracts and supplemental executive retirement plans with former and current executives.  The following table reconciles the accumulated liability for the benefit obligation of these contracts:

	Year ended December 31,

(Dollars in thousands)	2004	2003

Beginning balance	$427	$448
Benefit expense	550	172
Benefit payments	(111)	(193)

Ending balance	$866	$427

          Bancorp’s deferred compensation contracts and supplemental executive retirement plans are unfunded plans and have no plan assets.  The benefit obligation represents the vested net present value of future payments to individuals under the deferred compensation contracts.  Bancorp’s deferred compensation benefit expense, as specified in the plans, for the entire year 2005 is expected to be $.4 million.  The benefits expected to be paid are presented in the following table:

(Dollars in thousands)	Benefits expected to be paid

2005	$70
2006	67
2007	63
2008	116
2009	206
2010 through 2014	786

16.     STOCK PLANS

          Bancorp’s stock option plans include the 2002 Stock Incentive Plan (2002 Plan), 1999 Stock Option Plan (1999 Plan), the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (1991 Plan), and the 1995 Directors Stock Option Plan (1995 Plan). At December 31, 2004, the 2002 Plan had 613,000 shares available for future grants.  No additional grants may be made under plans other than the 2002 Plan.

          All stock options have an exercise price that is equal to the fair market value of Bancorp’s stock on the date the options were granted.  Options granted under the 2002 Plan are generally exercisable over a three or four year period.  Options previously issued under the 1999 or prior plans are fully vested.

	2004 Common Shares	2004 Weighted Avg. Ex. Price	2003 Common Shares	2003 Weighted Avg. Ex. Price	2002 Common Shares	2002 Weighted Avg. Ex. Price

Balance, beginning of year	1,868,798	$12.48	1,935,937	$11.53	1,768,126	$10.65
Granted	196,550	21.44	277,530	16.47	364,895	14.71
Exercised	(278,718)	11.49	(290,920)	9.84	(164,159)	8.82
Forfeited	(8,776)	15.23	(53,749)	13.20	(32,925)	12.80

Balance, end of year	1,777,854	$13.61	1,868,798	$12.48	1,935,937	$11.53

Exercisable, end of year	1,340,974		1,279,856		1,179,215
Avg. fair value of options granted		$4.09		$3.40		$3.25

          As of December 31, 2004, outstanding stock options consist of the following:

Exercise Price Range			Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Life	Options Exercisable	Weighted Avg. Exercise Price

$5.19	-	$9.67	356,100	$8.90	4.71	355,078	$8.90
9.88	-	12.27	419,668	10.76	5.93	419,668	10.76
12.50	-	14.67	417,889	14.09	6.01	320,011	13.92
15.09	-	17.75	367,510	16.35	6.89	216,113	16.46
18.59	-	24.95	216,687	21.31	9.17	30,104	20.84

Total			1,777,854	$13.61	6.30	1,340,974	$12.17

16.     STOCK PLANS, (Continued)

          Bancorp accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.  See footnote 1, “Summary of significant accounting policies”, for further information.

          The average fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The following table presents the assumptions used in the fair value calculation:

	Non-Qualified Director Options			Employee Options

	2004	2003	2002	2004	2003	2002

Risk Free interest rates	3.02%	2.95%	4.52%	3.03%	2.32%-3.21%	2.70%-4.77%
Expected dividend	1.67%	1.80%	2.25%	1.67%	1.80%	2.25%
Expected lives, in years	4	5	5	4	5	5
Expected volatility	23%	23%	23%	23%	23%	23%

          Bancorp grants restricted stock periodically as a part of the 2002 Plan for the benefit of employees and directors.  At December 31, 2004, there were 288,000 shares authorized for restricted stock grants under this plan and 139,000 shares remained available for restricted stock grants.  Restricted stock grants are made at the discretion of the Board of Directors, except with regard to grants to Bancorp’s Section 16 officers, which are made at the discretion of the Board’s Compensation and Personnel Committee.  Restricted shares issued currently vest over three and four years.  Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period which is currently three or four years for all grants issued. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested.  The restriction is based upon continuous service. Restricted stock consists of the following for the years ended December 31, 2004, 2003 and 2002:

	2004 Restricted Shares	Average Market Price at Grant	2003 Restricted Shares	Average Market Price at Grant	2002 Restricted Shares	Average Market Price at Grant

Balance, beginning of year	104,250		86,359		115,166
Granted	51,007	$21.46	77,650	$16.45	24,700	$15.25
Forfeited/vested	(47,986)		(59,759)		(53,507)

Balance, end of year	107,271		104,250		86,359

          The balance of unearned compensation related to these restricted shares as of December 31, 2004 and 2003 was $1.5 million and $1.24 million respectively.  Total compensation and professional expense recognized for the restricted shares granted to employees and directors was $.8 million, $.7 million and $.6 million in 2004, 2003 and 2002, respectively.

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

          Junior subordinated debentures - The carrying amount for the variable rate junior subordinated debentures is a reasonable estimate of fair value given the quarterly repricing characteristics.  The fair value of the fixed rate junior subordinated debentures and trust preferred securities approximates the pricing of a preferred security offering at current market prices.

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

17.     FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

          The estimated fair values of financial instruments at December 31, 2004 are as follows:

(Dollars in thousands)	Carrying Value	Fair Value

FINANCIAL ASSETS:
Cash and cash equivalents	$40,854	$40,854
Trading assets	958	958
Investment securities	266,262	266,262
Net Loans (net of allowance for loan losses and including loans held for sale)	1,411,729	1,415,258
Bank owned life insurance	18,885	18,885
FINANCIAL LIABILITIES:
Deposits	$1,472,709	$1,470,763
Short-term borrowings	41,782	41,782
Long-term borrowings	85,500	85,292
Junior subordinated debentures-variable	12,500	12,500
Junior subordinated debentures-fixed	13,500	14,620
Derivative instruments - Swaps	354	354

          The estimated fair values of financial instruments at December 31, 2003 are as follows:

(Dollars in thousands)	Carrying Value	Fair Value

FINANCIAL ASSETS:
Cash and cash equivalents	$63,504	$63,504
Trading assets	991	991
Investment securities	321,970	321,970
Net Loans (net of allowance for loan losses and including loans held for sale)	1,207,479	1,226,483
Bank owned life insurance	18,062	18,062
FINANCIAL LIABILITIES:
Deposits	$1,404,859	$1,407,619
Short-term borrowings	5,027	5,027
Long-term borrowings	78,000	82,190
Mandatorily redeemable trust preferred securities - variable	12,500	12,500
	7,500	7,542
Derivative instruments - Swaps
	748	748

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

          The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. As of December 31, 2004, outstanding commitments consist of the following:

(Dollars in thousands)	Contract or Notional Amount	Contract or Notional Amount

Financial instruments whose contract amounts represent credit risk:	2004	2003
Commitments to extend credit
Real estate secured for commercial construction or land development	$102,349	$65,144
Revolving open-end lines secured by 1-4 family residential properties	118,086	94,881
Credit card lines	31,715	29,121
Other	320,637	233,237
Standby letters of credit and financial guarantees	4,115	4,160
Account overdraft protection instruments	31,326	—

Total	$608,228	$426,543

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

          Bancorp currently uses single interest-rate swaps to convert its variable rate trust preferred securities to fixed rates. These swaps have been entered into concurrently with the issuance of the trust preferred securities. These swaps are accounted for as cash flow hedges under SFAS No. 133. The swaps possess a term equal to the non-callable term of the trust preferred securities, with a fixed pay rate and a receive rate indexed to rates paid on the trust preferred securities and a notional amount equal to the amount of the trust preferred securities being hedged.  The specific terms and notional amount of the swaps exactly match those of the trust preferred securities being hedged with the exception that the trust preferred securities have an interest rate cap of 12.5%.  As such the swaps are not considered to be 100% effective and changes in the fair value of the hedge are recorded in other comprehensive income and the measure of the ineffective portion is recorded in other expense on the statements of income. For the years ended December 31, 2004, 2003 and 2002 the expense recognized for hedge ineffectiveness was $14,000, $37,000 and $39,000, respectively.  The floating rate combined with the cash flow hedge created a synthetic fixed rate debt instrument. The unrealized loss on the cash flow hedge approximated the unrealized loss the Company would have incurred if it had issued a fixed rate debt instrument.

          The notional amount of the swaps are $12.5 million at December 31, 2004.  These swaps of $5.0 million and $7.5 million have a term of 5 years expiring December 2006 and June 2007, respectively. The Company intends to use the swaps as a hedge of the related debt for 5 years. The periodic settlement date of the swap results in reclassifying as earnings the gains or losses that are reported in accumulated other comprehensive income.  The estimated amount of existing unrealized gains that will be reclassified into earnings in 2005 is approximately $182,000.  The fair value of Bancorp’s swaps recorded in other liabilities was $.4 million at December 31, 2004 and $.7 million at December 31, 2003.

19.     PARENT COMPANY ONLY FINANCIAL DATA

          The following sets forth the condensed financial information of West Coast Bancorp on a stand-alone basis:

WEST COAST BANCORP
UNCONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)	2004	2003

Assets:
Cash and cash equivalents	$7,194	$10,514
Investment in subsidiaries	169,510	151,796
Other assets	1,453	619

Total assets	$178,157	$162,929

Liabilities and stockholders’ equity:
Junior subordinated debentures	$26,000	$20,000
Other liabilities	4,303	2,876

Total liabilities	30,303	22,876
Stockholders’ equity	147,854	140,053

Total liabilities and stockholders’ equity	$178,157	$162,929

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (Dollars in thousands)	2004	2003	2002

Income:
Cash dividends from Bank	$2,000	$10,000	$2,320
Other income from subsidiaries	—	7	94
Other income	12	10	10

Total income	2,012	10,017	2,424
Expenses:
Interest expense	1,435	758	497
Other expense	197	—	2

Total expense	1,632	758	499
Income before income taxes and equity in undistributed earnings of the subsidiaries	380	9,259	1,925
Income tax expense (benefit)	632	286	158

Net income before equity in undistributed earnings of the subsidiaries	1,012	9,545	2,083
Equity in undistributed earnings of the bank	20,996	10,252	16,120

Net income	$22,008	$19,797	$18,203

19.     PARENT COMPANY ONLY FINANCIAL DATA (Continued)

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (Dollars in thousands)	2004	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$22,008	$19,797	$18,203
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(20,996)	(10,252)	(16,120)
(Increase) decrease in other assets	(834)	(619)	3,211
Increase in other liabilities	1,427	844	625
Tax benefit associated with stock options	1,348	732	301

Net cash provided by operating activities	2,953	10,502	6,220
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of junior subordinated debentures	6,000	7,500	7,500
Net proceeds from issuance of common stock	2,154	2,349	1,147
Repurchase of common stock	(10,515)	(10,461)	(13,081)
Dividends paid and cash paid for fractional shares	(5,312)	(4,928)	(4,699)
Other, net	1,400	448	566

Net cash used in financing activities	(6,273)	(5,092)	(8,567)
Net increase (decrease) in cash and cash equivalents	(3,320)	5,410	(2,347)
Cash and cash equivalents at beginning of year	10,514	5,104	7,451

Cash and cash equivalents at end of year	$7,194	$10,514	$5,104

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

	As of and for the year ended December 31, 2004

(Dollars in thousands)	Banking	Other	Intersegment	Consolidated

Interest income	$92,913	$75	$—	$92,988
Interest expense	16,680	1,435	—	18,115

Net interest income (expense)	76,233	(1,360)	—	74,873

Provision for loan loss	2,260	—	—	2,260
Noninterest income	20,587	2,335	(459)	22,463
Noninterest expense	61,378	2,452	(459)	63,371

Income (loss) before income taxes	33,182	(1,477)	—	31,705
Provision (benefit) for income taxes	10,273	(576)	—	9,697

Net income (loss)	$22,909	$(901)	$—	$22,008

Depreciation and amortization	$3,788	$6	$—	$3,794
Assets	$1,787,928	$11,724	$(8,733)	$1,790,919
Loans, net	$1,409,023	$—	$—	$1,409,023
Deposits	$1,480,987	$—	$(8,278)	$1,472,709
Equity	$166,752	$(18,898)	$—	$147,854

	As of and for the year ended December 31, 2003

(Dollars in thousands)	Banking	Other	Intersegment	Consolidated

Interest income	$89,601	$91	$(14)	$89,678
Interest expense	19,895	758	(14)	20,639

Net interest income (expense)	69,706	(667)	—	69,039

Provision for loan loss	3,800	—	—	3,800
Noninterest income	20,405	1,886	(245)	22,046
Noninterest expense	56,401	1,994	(245)	58,150

Income (loss) before income taxes	29,910	(775)	—	29,135
Provision (benefit) for income taxes	9,637	(299)	—	9,338

Net income (loss)	$20,273	$(476)	$—	$19,797

Depreciation and amortization	$3,180	$4	$—	$3,184
Assets	$1,660,072	$14,632	$(11,822)	$1,662,882
Loans, net	$1,202,750	$—	$—	$1,202,750
Deposits	$1,416,287	$—	$(11,428)	$1,404,859
Equity	$148,490	$(8,437)	$—	$140,053

20.     SEGMENT AND RELATED INFORMATION (Continued)

	As of and for the year ended December 31, 2002

(Dollars in thousands)	Banking	Other	Intersegment	Consolidated

Interest income	$95,937	$684	$(593)	$96,028
Interest expense	28,139	986	(593)	28,532

Net interest income (expense)	67,798	(302)	—	67,496

Provision for loan loss	4,979	—	—	4,979
Noninterest income	17,161	1,688	(155)	18,694
Noninterest expense	52,467	1,706	(155)	54,018

Income (loss) before income taxes	27,513	(320)	—	27,193
Provision (benefit) for income taxes	9,120	(130)	—	8,990

Net income (loss)	$18,393	$(190)	$—	$18,203

Depreciation and amortization	$3,582	$1	$—	$3,583
Assets	$1,530,746	$7,940	$(6,359)	$1,532,327
Loans, net	$1,143,077	$12,887	$(12,887)	$1,143,077
Deposits	$1,272,467	$—	$(6,014)	$1,266,453
Equity	$139,702	$(6,315)	$—	$133,387

21.     QUARTERLY FINANCIAL INFORMATION (unaudited)

2004
(Dollars in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

Interest income	$22,432	$22,472	$23,373	$24,711
Interest expense	4,195	4,180	4,510	5,229

Net interest income	18,237	18,292	18,863	19,482
Provision for loan loss	900	1,000	225	135
Noninterest income	5,508	5,774	5,678	5,502
Noninterest expense	15,188	15,301	16,142	16,740

Income before income taxes	7,657	7,765	8,174	8,109
Provision for income taxes	2,486	2,483	2,462	2,266

Net income	$5,171	$5,282	$5,712	$5,843

Earnings per common share:
Basic	$0.35	$0.35	$0.39	$0.40
Diluted	$0.33	$0.34	$0.37	$0.38

2003
(Dollars in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

Interest income	$22,548	$22,523	$22,209	$22,399
Interest expense	5,850	5,289	4,874	4,627

Net interest income	16,698	17,234	17,335	17,772
Provision for loan loss	850	850	875	1,225
Noninterest income	4,982	5,840	5,794	5,429
Noninterest expense	13,684	14,827	14,847	14,792

Income before income taxes	7,146	7,397	7,407	7,184
Provision for income taxes	2,427	2,398	2,362	2,150

Net income	$4,719	$4,999	$5,045	$5,034

Earnings per common share:
Basic	$0.31	$0.33	$0.33	$0.34
Diluted	$0.30	$0.32	$0.32	$0.32

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

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

Management’s Report on Internal Control Over Financial Reporting

          The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control system is designed to provide reasonable assurance to our management and the board of directors regarding the preparation and fair presentation of published financial statements.  Nonetheless, all internal control systems, no matter how well designed, have inherent limitations.  Even systems determined to be effective as of a particular date can provide only reasonable assurance with respect to financial statement preparation and presentation and may not eliminate the need for restatements.

          The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2004, the Company’s internal control over financial reporting is effective based on those criteria.

          The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, as stated in their report appearing on page 63, which expresses unqualified opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004.

ITEM 9A.	CONTROLS AND PROCEDURES (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of West Coast Bancorp
Lake Oswego, Oregon

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that West Coast Bancorp and subsidiaries (the “ Company”) maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing, and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis.  Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for the year then ended of the Company and our report dated March 2, 2005 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP
Portland, Oregon
March 2, 2005

ITEM 9B.	OTHER INFORMATION

Employment Agreement with President and CEO

          Below is a summary of an employment agreement between Robert D. Sznewajs and the Company.  For additional information, please refer to the complete agreement included as Exhibit 10.29 to this Annual Report on Form 10-K, which has been filed with the SEC and is available on its website at www.sec.gov.  This summary is qualified in its entirety by reference to the actual agreement.

          On March 1, 2005, the Company and the Bank entered into an employment agreement with Robert D. Sznewajs covering the terms of his employment as President and Chief Executive Officer.  The agreement, effective as of January 1, 2005, is for a three-year term, expiring on December 31, 2007.  Under the agreement, Mr. Sznewajs will receive an annual base salary of $330,000, subject to adjustment based on reviews to occur annually.  In addition to base salary, Mr. Sznewajs has an annual cash bonus opportunity of up to 100% of his annual salary, will receive retirement benefits in accordance with his Supplemental Executive Retirement Plan dated August 1, 2003, and is entitled to four weeks of paid vacation each year.  Mr. Sznewajs is also entitled to participate in the Company’s stock incentive plan, all employee pension, welfare and insurance benefit plans or programs, and such fringe benefits as are available to other senior executives.  The Company has agreed to consider annually whether to provide Mr. Sznewajs retiree medical benefits.

          In the event Mr. Sznewajs’s employment is terminated before the term ends by Mr. Sznewajs for “good reason” or by Bancorp without “cause,” each as described below, Mr. Sznewajs will be entitled to receive all compensation and benefits earned or accrued through the date of termination, as well as severance benefits as follows:

(1)

A lump sum cash payment payable six months after termination in an amount equal to the sum of:  (a) salary due for the remaining term of the agreement; (b) annualized bonus earned through the date of termination; (c) if termination occurs in year one or two, a bonus payment for the second and/or third years of the term calculated for each year based on the greater of the prior year’s annual bonus or amounts due under (b) above for the year of termination; and (d) the sum of his deemed matching contribution and deemed profit sharing contribution in connection with the Company’s 401(k) plan, each as calculated in accordance with the agreement;

(2)	Immediate vesting of all stock options and restricted stock;

(3)	Continuation of health plan benefits for Mr. Sznewajs and his spouse for the remainder of the term, or payment of COBRA coverage premiums for group coverage of Mr. Sznewajs and his spouse;

(4)	Life insurance benefits for the remainder of the term; and

(5)

In the event retiree medical benefits have not been provided to Mr. Sznewajs, the Company will attempt to extend the Company’s health plan coverage to Mr. Sznewajs or to a group of retired executives including Mr. Sznewajs, provided such coverage does not adversely affect premiums of active employees, does not otherwise increase the Company’s costs, and is paid for solely by retired executives.

          Benefits payable to Mr. Sznewajs are generally not subject to mitigation or offset, including in the event Mr. Sznewajs takes another position following termination.

          The parties have agreed to arbitrate most disputes or claims under the agreement, but only after making good faith attempts to resolve the dispute or claim through negotiations.

          For purposes of the agreement, the terms below have the following meanings:

          “Cause” includes:  (A) embezzlement, dishonesty, or other fraudulent acts involving the Company or its business operations; (B) material breach of the confidentiality provisions of the employment agreement; (C) conviction on any felony charge or on a misdemeanor reflecting upon honesty; (D) acts or omissions that materially injure the Company’s reputation, business affairs, or financial condition if injury could have been reasonably avoided by Mr. Sznewajs; or (E) failure or refusal to substantially perform his duties to the Company, including willful misfeasance or gross negligence in the performance of duties, provided written notice is given by the Company specifying performance issues in detail and a reasonable opportunity to cure is provided.

          The Company may not terminate Mr. Sznewajs for Cause unless (x) two-thirds of the members of the Board determine that Cause exists based on substantial evidence, (y) Mr. Sznewajs is given reasonable notice of the board meeting called to make that determination, and (z) Mr. Sznewajs and his legal counsel are given an opportunity to address the Board meeting.

          “Good Reason” includes (i) any reduction in salary or reduction or elimination of any compensation or benefit plan, which reduction does not apply generally to all similarly situated employees, (ii) a material diminution in responsibilities, title or duties, (iii) a relocation or transfer to an office or location more than 35 miles from the current place of employment, or (iv) a material breach of Mr. Sznewajs’s employment agreement by the Company, provided the Company must be given reasonable notice of, and a reasonable opportunity to cure, such breach.

          Mr. Sznewajs and the Company are also parties to a Change in Control Agreement dated January 1, 2004.  If Mr. Sznewajs’s employment terminates under circumstances that trigger payments due under his Change in Control Agreement, Mr. Sznewajs will receive benefits payable under the Change in Control Agreement and will not receive severance benefits under his employment agreement, other than payments due for compensation and benefits earned or accrued through the date of termination.  Please see the Company’s Proxy Statement for its 2004 Annual Meeting of Shareholders filed with the SEC on March 19, 2004 for a description of the terms of Mr. Sznewajs’s Change in Control Agreement.

          For additional information relating to this agreement, please refer to the complete agreement included as an exhibit to our annual report filed with the SEC.

Deferred Compensation Plans

           In December 2004, our board of directors approved the adoption of a Directors’ Deferred Compensation Plan and Executives’ Deferred Compensation Plan on an interim basis, each effective as of January 1, 2005 (the “Plans”), and froze our existing deferred compensation plans, in order to comply with the requirements of the American Jobs Creation Act (the “Act”) pending the issuance of guidance by the Department of the Treasury and the Internal Revenue Service.

          Like the predecessor plans, the Plans are unfunded, non-qualified deferred compensation plans providing eligible persons the opportunity to defer a specified percentage of their compensation or fees, as the case may be.  Whether to participate and the amount of compensation or fees to be deferred by each participant in the Plans are based on elections by each participant.

          Contributions to the Plans are placed in a “rabbi” trust, which is subject to the claims of the Company’s creditors, and credited to individual participants.  Amounts credited to participants’ accounts will be adjusted from time to time to reflect amounts of income, gain or loss that result from participant investment elections from a number of investment options provided under the Plans, including Company stock.  The return on contributions to the Plans enjoyed by each participant depends on the return on the investments which the participant selects.  The Company does not pay or guaranty interest or provide any other type of earnings credit or contribution to the Plans.  Upon the termination of employment or service, as the case may be, participants will be entitled to receive account balances, either in a lump sum or in the form of an annuity, as described in the Plans.

          Amounts deferred prior to December 31, 2004 and the related participants’ accounts will continue to be governed by the terms and conditions of the predecessor plans.

          Copies of the amendments to the predecessor plans are included as Exhibits 10.9 and 10.11 to this Annual Report on Form 10-K.  Copies of the Plans are included as Exhibits 10.26 and 10.27 hereto, respectively.  The foregoing description of the Plans is qualified in its entirety by reference to the full text of the Plans, which are incorporated herein by reference.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          Information concerning directors and executive officers of Bancorp required to be included in this item is set forth under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Management” in Bancorp’s Proxy Statement for its 2005 Annual Meeting of Stockholders to be filed within 120 days of Bancorp’s fiscal year end of December 31, 2004 (the “Proxy Statement”), and is incorporated into this report by reference.

Audit and Compliance Committee

          Bancorp has a separately-designated standing Audit and Compliance Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the Audit and Compliance Committee are Steven Spence (Chair), Lloyd D. Ankeny, Duane C. McDougall, David Truitt, and Nancy Wilgenbusch, each of whom is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Audit Committee Financial Expert

          Bancorp’s Board of Directors has determined that Duane C. McDougall, an Audit and Compliance Committee member, is an audit committee financial expert as defined in Item 401(h) of Regulation S-K of the Exchange Act and is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

Code of Ethics

          We have adopted a code of ethics (the “Code of Ethics”), for our CEO, CFO, principal accounting officer, and persons performing similar functions, entitled the West Coast Bancorp Code of Ethics for Senior Financial Officers.  The Code of Ethics is available on our website at www.wcb.com under the tab for investor relations.  Stockholders may request a free copy of the Code of Ethics from:

West Coast Bancorp
Attention: Secretary
5335 S.W. Meadows Road, Suite 201
Lake Oswego, Oregon 97035
(503) 684-0884

ITEM 11.	EXECUTIVE COMPENSATION

          Information concerning executive and director compensation required by this item is set forth under the headings “Executive Compensation,” “Management” and “Election of Directors – Compensation of Directors” in the Proxy Statement and is incorporated into this report by reference.

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

Equity Compensation Plan Information

          Information concerning Bancorp’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, required by this item is set forth under the heading “Executive Compensation—Equity Compensation Plan Information” in the Proxy Statement and is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information concerning certain relationships and related transactions required by this item is set forth under the heading “Transactions with Management” in the Proxy Statement and is incorporated into this report by reference.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

          Information concerning fees paid to our accountants required by this item is included under the heading “Independent Auditors—Fees Paid to Independent Auditors” in the Proxy Statement and is incorporated into this report by reference.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)	Financial Statements:

The financial statements and related documents listed in the Index set forth in Item 8 of this report are filed as part of this report.

(2)	Financial Statements Schedules:

All other schedules to the consolidated financial statements are omitted because they are not applicable or not material or because the information is included in the consolidated financial statements or related notes in Item 8 above.

(3)	Exhibits:

Exhibits to this report are listed in the Index to Exhibits immediately following the signature page.

(c)	Exhibits:

The response to this portion of Item 15 is submitted as a separate section of this report appearing immediately following the signature page and entitled “Index to Exhibits.”

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 3rd day of March, 2005.

WEST COAST BANCORP

(Registrant)

By:	/s/ ROBERT D. SZNEWAJS

President and CEO

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 3rd day of March, 2005.

Principal Executive Officer:
/s/ ROBERT D. SZNEWAJS	President and CEO and Director

Robert D. Sznewajs

Principal Financial Officer:
/s/ ANDERS GILTVEDT	Executive Vice President and Chief Financial Officer

Anders Giltvedt

Principal Accounting Officer:
/s/ KEVIN M. MCCLUNG	Vice President and Controller

Kevin M. McClung

Remaining Directors:
/s/ LLOYD D. ANKENY

Lloyd D. Ankeny, Chairman

/s/ MICHAEL J. BRAGG

Michael J. Bragg

/s/ JACK E. LONG

Jack E. Long

/s/ DUANE C. MCDOUGALL

Duane C. McDougall

/s/ STEVEN OLIVA

Steven Oliva

/s/ J.F. OUDERKIRK

J.F. Ouderkirk

/s/ STEVEN SPENCE

Steven Spence

/s/ DAVID TRUITT

David Truitt

/s/ NANCY WILGENBUSCH

Nancy Wilgenbusch

INDEX TO EXHIBITS

Exhibit No.	Exhibit

3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”).

3.2	Restated Bylaws. Incorporated by reference to Exhibit 3.2 to the Company’s 2003 10-K.

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

10.2	Change in Control Agreement between the Company and Robert D. Sznewajs dated January 1, 2003. Incorporated by reference to Exhibit 10.2 to the 2003 10-K. *

10.3	Change in Control Agreement between the Company and Anders Giltvedt dated January 1, 2003. Incorporated by reference to Exhibit 10.3 to the 2003 10-K. *

10.4	Change in Control Agreement between the Company and Xandra McKeown dated January 1, 2003. Incorporated by reference to Exhibit 10.4 to the 2003 10-K. *

10.5	Change in Control Agreement between the Company and James D. Bygland dated January 1, 2003. Incorporated by reference to Exhibit 10.5 to the 2003 10-K. *

10.6	Change in Control Agreement between the Company and David Prysock dated January 1, 2003. Incorporated by reference to Exhibit 10.6 to the 2003 10-K.*

10.7	401(k) Profit Sharing Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-01649) filed March 12, 1996.*

10.8	Directors’ Deferred Compensation Plan. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-104835) filed April 30, 2003 (the “April 2003 S-8”).*

10.9	Amendment No. 2 (Freeze Amendment) to the Directors’ Deferred Compensation Plan.*

10.10	Executives’ Deferred Compensation Plan. Incorporated by reference to Exhibit 4.4 to the April 2003 S-8.*

10.11	Amendment No. 4 (Freeze Amendment) to the Executives’ Deferred Compensation Plan.*

10.12

Combined 1991 Incentive Stock Option Plan and 1991 Nonqualified Stock Option Plan.  Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-01651) filed March 12, 1996. *

10.13

Directors’ Stock Option Plan and Form of Agreement.  Incorporated by Reference to Exhibits 99.1 and 99.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 033-60259) filed June 15, 1995 (the “1995 S-8”). *

10.14	Incentive Stock Option Plan and Form of Agreement. Incorporated by reference to Exhibits 99.3 and 99.4 to the 1995 S-8. *

10.15	Nonqualified Stock Option Plan and Form of Agreement. Incorporated by reference to Exhibits 99.5 and 99.6 to the 1995 S-8.*

10.16	1999 Stock Option Plan and Form of Agreement. Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-86113) filed August 30, 1999. *

10.17	2000 Restricted Stock Plan. Incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-35208) filed April 20, 2000.*

*Indicates a management contract or compensatory plan, contract or arrangement.

INDEX TO EXHIBITS (continued)

Exhibit No.	Exhibit

10.18

1999 Director Stock Option Plan and Form of Agreement.  Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-35318) filed April 21, 2000. *

10.19	2002 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004.*

10.20

Forms of Option Agreement and Restricted Stock Agreement under the 2002 Stock Incentive Plan.  Incorporated by reference to Exhibits 10.2 and 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.*

10.21	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Robert D. Sznewajs dated August 1, 2003. Incorporated by reference to Exhibit 10.18 to the Company’s 2003 10-K. *

10.22	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Anders Giltvedt dated August 1, 2003. Incorporated by reference to Exhibit 10.19 to the Company’s 2003 10-K. *

10.23	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Xandra McKeown dated August 1, 2003. Incorporated by reference to Exhibit 10.20 to the Company’s 2003 10-K. *

10.24	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and James D. Bygland dated August 1, 2003. Incorporated by reference to Exhibit 10.21 to the Company’s 2003 10-K. *

10.25	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and David Prysock dated August 1, 2003. Incorporated by reference to Exhibit 10.22 to the Company’s 2003 10-K. *

10.26	Directors’ Deferred Compensation Plan (Interim Document for Operational Compliance with the American Jobs Creation Act).*

10.27	Executives’ Deferred Compensation Plan (Interim Document for Operational Compliance with the American Jobs Creation Act).*

10.28	Summary of Director Compensation Policies.*

10.29	Employment Agreement dated effective as of January 1, 2005, between Robert D. Sznewajs and the Company executed March 1, 2005.*

21	Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

*Indicates a management contract or compensatory plan, contract or arrangement.