Form 10-Q
period 2005-03-31
WEST COAST BANCORP /NEW/OR/
filed 2005-05-09
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2005

Commission file number: 0-10997

WEST COAST BANCORP
(Exact name of registrant as specified in its charter)

Oregon	93-0810577
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5335 Meadows Road – Suite 201	97035
Lake Oswego, Oregon	(Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code: (503) 684-0884

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No☐

The number of shares of Registrant’s Common Stock outstanding on April 30, 2005 was 14,800,711.

WEST COAST BANCORP
FORM 10-Q
QUARTERLY REPORT

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars and shares in thousands)	March 31, 2005	December 31, 2004

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$50,322	$40,751
Federal funds sold	8,624	101
Interest-bearing deposits in other banks	22	2

Total cash and cash equivalents	58,968	40,854
Trading assets	936	958
Investment securities available for sale, at fair value (amortized cost: $259,622 and $265,298)	258,181	266,262
Loans held for sale	2,044	2,706
Loans	1,432,446	1,427,994
Allowance for loan loss	(18,997)	(18,971)

Loans, net	1,413,449	1,409,023
Premises and equipment, net	29,482	29,117
Intangible assets, net	433	519
Bank owned life insurance	19,110	18,885
Other assets	23,699	22,595

Total assets	$1,806,302	$1,790,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$395,323	$391,746
Savings and interest-bearing demand	758,783	738,402
Certificates of deposit	355,182	342,561

Total deposits	1,509,288	1,472,709
Short-term borrowings	23,642	41,782
Long-term borrowings	85,500	85,500
Junior subordinated debentures	26,000	26,000
Other liabilities	15,038	17,074

Total liabilities	1,659,468	1,643,065
Commitments and contingent liabilities (note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock: no par value, none issued; 10,000 shares authorized	—	—
Common stock: no par value, 55,000 shares authorized; 14,775 and 14,872 shares issued and outstanding, respectively	18,469	18,590
Additional paid-in capital	57,847	60,730
Retained earnings	72,758	69,612
Deferred compensation	(1,313)	(1,486)
Accumulated other comprehensive (loss) income	(927)	408

Total stockholders’ equity	146,834	147,854

Total liabilities and stockholders’ equity	$1,806,302	$1,790,919

See notes to consolidated financial statements

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,

(In thousands, except per share amounts)	2005	2004

INTEREST INCOME:
Interest and fees on loans	$22,471	$18,936
Interest on taxable investment securities	2,016	2,706
Interest on nontaxable investment securities	676	776
Interest on deposits in other banks	4	3
Interest on federal funds sold	35	11

Total interest income	25,202	22,432
INTEREST EXPENSE:
Savings and interest-bearing demand	1,637	803
Certificates of deposit	2,124	1,948
Short-term borrowings	228	111
Long-term borrowings	862	928
Junior subordinated debt	477	405

Total interest expense	5,328	4,195

NET INTEREST INCOME	19,874	18,237
Provision for loan loss	—	900

Net interest income after provision for loan losses	19,874	17,337
NONINTEREST INCOME:
Service charges on deposit accounts	1,891	1,855
Other service charges, commissions and fees	2,085	1,706
Trust revenue	567	500
Gain on sales of loans	775	913
Loss on impairment of securities	(1,316)	—
Other	270	534

Total noninterest income	4,272	5,508
NONINTEREST EXPENSE:
Salaries and employee benefits	9,674	8,920
Occupancy	1,539	1,573
Equipment	1,253	1,301
Professional fees	1,099	414
Check and other transaction processing	758	629
Postage, printing and office supplies	629	642
Marketing	601	492
Communications	272	290
Litigation settlement charge	800	—
Other noninterest expense	849	927

Total noninterest expense	17,474	15,188

INCOME BEFORE INCOME TAXES	6,672	7,657
PROVISION FOR INCOME TAXES	2,153	2,486

NET INCOME	$4,519	$5,171

Basic earnings per share	$0.31	$0.35
Diluted earnings per share	$0.29	$0.33
Weighted average common shares	14,726	14,943
Weighted average diluted shares	15,422	15,642

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,

(Dollars in thousands)	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,519	$5,171
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	887	1,030
Deferred income tax (benefit) expense	(1,081)	364
Amortization of intangibles	86	87
Provision for loan loss	—	900
(Increase) decrease in interest receivable	(170)	53
Decrease in other assets	147	447
Loss on impairment of securities	1,316	—
Gain on sales of loans	(775)	(913)
Origination of loans held for sale	(16,962)	(41,990)
Proceeds from sales of loans held for sale	18,399	42,213
Increase in interest payable	196	111
Decrease in other liabilities	(1,955)	(2,690)
Increase in cash surrender value of bank owned life insurance	(225)	(224)
Stock based compensation expense	192	167
Tax benefit associated with stock options	(277)	(336)
(Increase) decrease in trading assets	22	(34)

Net cash provided by operating activities	4,319	4,356
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	8,436	10,467
Purchase of available for sale securities	(3,006)	(3,964)
Loans made to customers greater than principal collected on loans	(4,426)	(40,236)
Net capital expenditures	(1,252)	(498)

Net cash used in investing activities	(248)	(34,231)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest bearing transaction accounts	23,958	959
Net increase (decrease) in certificates of deposit	12,621	(25,698)
Proceeds from issuance of junior subordinated debentures	—	6,000
Proceeds from issuance of long-term borrowings	—	5,000
Net (decrease) increase in short-term borrowings	(18,140)	34,712
Redemption and repurchase of common stock	(4,109)	(3,459)
Net proceeds and tax benefit from issuance of common stock	1,086	1,517
Dividends paid on common stock	(1,373)	(1,278)

Net cash provided by financing activities	14,043	17,753

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,114	(12,122)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,854	63,504

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$58,968	$51,382

Supplemental cash flow information:
Cash paid in the period for:
Interest	$5,132	$4,245
Income taxes	$4,030	$2,500

See notes to consolidated financial statements

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

						Accumulated
	Common Stock		Additional			Other
			Paid-In	Retained	Deferred	Comprehensive
(Shares and Dollars in thousands)	Shares	Amount	Capital	Earnings	Compensation	Income (loss)	Total

BALANCE, January 1, 2004	15,076	$18,845	$66,462	$52,916	$(1,242)	$3,072	$140,053
Comprehensive income:
Net income	—	—	—	22,008	—	—	$22,008
Other comprehensive gain (loss):
Net unrealized investment loss	—	—	—	—	—	(4,789)	(4,789)
Net unrealized gain on derivatives-cash flow hedges	—	—	—	—	—	408	408
Reclassification adjustment for losses on sales of securities	—	—	—	—	—	20	20
Net tax benefit	—	—	—	—	—	1,697	1,697

Total comprehensive income							$19,344

Cash dividends, $.36 per common share	—	—	—	(5,312)	—	—	(5,312)
Issuance of common stock- option plans	279	348	2,854	—	—	—	3,202
Redemption of common stock -stock plans	(49)	(61)	(995)		69	—	(987)
Activity in Deferred Compensation Plan	(1)	(1)	(60)	—	—	—	(61)
Issuance of common stock-restricted stock plans	51	64	1,031	—	(1,095)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	782	—	782
Common stock repurchased and retired	(484)	(605)	(9,910)	—	—	—	(10,515)
Tax benefit associated with stock options	—	—	1,348	—	—	—	1,348

BALANCE, December 31, 2004	14,872	18,590	60,730	69,612	(1,486)	408	$147,854
Comprehensive income:
Net income	—	—	—	4,519	—	—	$4,519
Other comprehensive gain (loss):
Net unrealized investment loss	—	—	—	—	—	(1,088)	(1,088)
Net unrealized gain on derivatives-cash flow hedges	—	—	—	—	—	206	206
Reclassification adjustment for loss on impairment of security	—	—	—	—	—	(1,316)	(1,316)
Net tax benefit	—	—	—	—	—	863	863

Total comprehensive income							$3,184

Cash dividends, $.09 per common share	—	—	—	(1,373)	—	—	(1,373)
Issuance of common stock- option plans	73	91	739	—	—	—	830
Redemption of common stock -stock plans	(25)	(31)	(592)	—	14	—	(609)
Activity in Deferred Compensation Plan	(1)	(1)	(20)	—	—	—	(21)
Issuance of common stock-restricted stock plans	2	2	31	—	(33)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	192	—	192
Common stock repurchased and retired	(146)	(182)	(3,318)	—	—	—	(3,500)
Tax benefit associated with stock options	—	—	277	—	—	—	277

BALANCE, March 31, 2005	14,775	$18,469	$57,847	$72,758	$(1,313)	$(927)	$146,834

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       BASIS OF PRESENTATION

          The interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information.  In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”), and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust, and Totten, Inc., after elimination of intercompany transactions and balances.  Certain reclassifications of prior year amounts have been made to conform to current classifications.    The Company’s interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements and related notes contained in Bancorp’s 2004 Annual Report on Form 10-K (“2004 10-K”).

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three months ended March 31, 2005 and cash flows for the three months ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or other future periods.

          Accounting for Stock-Based Compensation.   At March 31, 2005, Bancorp had multiple stock option plans, including a stock incentive plan under which both restricted stock and stock options are presently being granted.  Bancorp recognizes compensation expense for restricted stock granted.  Bancorp accounts for its stock option and stock plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, under which no compensation cost has been recognized for stock options granted in the periods presented. All options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the fair value based method established in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied to all outstanding and unvested awards in each period.

	Three months ended March 31,

(Dollars in thousands, except per share data)	2005	2004

Net income, as reported	$4,519	$5,171
Add: Restricted stock compensation expense included in reported net income, net of related tax effects	117	101
Deduct: Stock-based compensation expense including both restricted stock and stock options, determined under fair value based method, net of related tax effects	(229)	(259)

Pro forma net income	$4,407	$5,013

Earnings per share:
Basic-as reported	$0.31	$0.35
Basic-proforma	$0.30	$0.34
Diluted-as reported	$0.29	$0.33
Diluted-proforma	$0.29	$0.32

1.       BASIS OF PRESENTATION (Continued)

          New Accounting Pronouncements.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, “Share-Based Payment” (“SFAS 123R”).  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  In addition, this statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions.  This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25.  In addition, this statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  The impact on our financial statements from future stock option grants is unknown until such grants have been made. This statement was originally scheduled to be effective for Bancorp as of the beginning of the first interim or annual reporting period that begins after June 15, 2005, however, on April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance date of SFAS 123R to allow companies to implement this standard at the beginning of the next fiscal year, January 1, 2006.

2.       INVESTMENT SECURITIES AVAILABLE FOR SALE

          The composition and carrying value of Bancorp’s investment portfolio is as follows:

(Dollars in thousands)	March 31, 2005	December 31, 2004

Investments available for sale (At fair value)
U.S. Government agency securities	$81,169	$82,362
Corporate securities	16,676	18,029
Mortgage-backed securities	77,049	81,354
Obligations of state and political subdivisions	68,256	70,906
Equity and other securities	15,031	13,611

Total Investment Portfolio	$258,181	$266,262

          The following table provides information on 12 month or greater continuous unrealized losses in the investment securities portfolio as of March 31, 2005:

	Amortized cost of securities with an unrealized loss more than 12 continuous months	Fair value of securities with an unrealized loss more than 12 continuous months	Unrealized Gross Losses

U.S. Government agency securities	$3,623	$3,420	$(203)
Mortgage-backed securities	9,555	9,439	$(116)
Obligations of state and political subdivisions	2,674	2,570	(104)

Total	$15,852	$15,429	$(423)

          The following table provides information on 12 month or less continuous unrealized losses in the investment securities portfolio as of March 31, 2005:

(Dollars in thousands)	Amortized cost of securities with an unrealized loss less than 12 continuous months	Fair value of securities with an unrealized loss less than 12 continuous months	Unrealized Gross Losses

U.S. Government agency securities	$74,394	$73,017	$(1,377)
Mortgage-backed securities	63,208	62,054	(1,154)
Obligations of state and political subdivisions	10,384	10,217	(167)
Equity and other securities	13,647	13,366	(281)

Total	$161,633	$158,654	$(2,979)

          At March 31, 2005, the Company had 15 investment securities with a 12 month or greater continuous unrealized loss of $.4 million in the investment portfolio, and there were a total of 94 securities in the investment portfolio with an unrealized total loss of $3.4 million.  The unrealized loss on our investment securities portfolio was substantially due to an increase in interest rates subsequent to their purchase. The fair value of these securities fluctuates as market interest rates change.  These are fixed rate debt securities and the Company has the ability and intent to hold them until the value recovers.  Based on management’s evaluation and intent, none of the unrealized losses summarized in these tables are considered other-than-temporary.  In addition to accounting and regulatory guidance, in determining whether a security is other-than-temporarily impaired, Bancorp regularly considers the duration and amount of the unrealized loss, the financial condition of the issuer, and the prospects for a change in market value within a reasonable period of time

          At March 31, 2005, the Company recorded an other-than-temporary impairment charge of approximately $803,000, after tax, or $.05 per fully diluted share, related to declines in the value of Freddie Mac preferred stock held in the Company’s available for sale investment portfolio. The Company owns 100,000 shares of Freddie Mac Preferred Series “L” stock that were acquired November 5, 1999, at a cost of $5,000,000, which was also the book value of these securities as of March 31, 2005, prior to the impairment charge. The market value of the securities as of that date was $3,684,000.  The coupon on these shares most recently reset on December 31, 2004. The current 3.58% coupon is fixed until December 31, 2009. At that time it will reset to the 5 year treasury rate. The shares are callable at each reset date.

3.        LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition and carrying value of Bancorp’s loan portfolio excluding loans held for sale is as follows:

(Dollars in thousands)	March 31, 2005 Amount	December 31, 2004 Amount

Commercial	$357,505	$357,776
Real estate construction	125,959	116,974
Real estate mortgage	215,580	212,959
Real estate commercial	698,864	704,390
Installment and other consumer	34,538	35,895

Total loans	1,432,446	1,427,994
Allowance for loan losses	(18,997)	(18,971)

Total loans, net	$1,413,449	$1,409,023

          The following table presents activity in the allowance for loan losses for the three months ended March 31, 2005 and 2004:

	Three months ended

(Dollars in thousands)	March 31, 2005	March 31, 2004

Balance at beginning of period	$18,971	$18,131
Provision for loan losses	—	900
Loans charged off	(195)	(570)
Recoveries	221	224

Balance at end of period	$18,997	$18,685

4.        EARNINGS PER SHARE

          Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number shares of common stock outstanding during the period.  Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of options and non-vested restricted stock were included.  For the periods reported, Bancorp had no reconciling items between net income and income available to common stockholders.

The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations:

	Net Income	Weighted Average Shares	Per Share Amount

(Dollars and shares in thousands, except per share data)	Three months ended March 31, 2005

Basic earnings	$4,519	14,726	$0.31
Common stock equivalents from:
Stock options		656
Restricted stock		40

Diluted earnings	$4,519	15,422	$0.29

	Three months ended March 31, 2004

Basic earnings	$5,171	14,943	$0.35
Common stock equivalents from:
Stock options		659
Restricted stock		40

Diluted earnings	$5,171	15,642	$0.33

5.       COMMITMENTS AND CONTINGENT LIABILITIES

          On May 3, 2005, the Company reached a settlement in the lawsuit filed in Multnomah County Circuit Court entitled Walter L. West, dba Walter West Construction Co. (“West”) v. West Coast Bancorp et al.  The settlement agreement provides for a payment by the Company to West of $800,000 and a mutual release of claims.

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

6.       COMPREHENSIVE INCOME

          The components of comprehensive income are as follows:

	Three months ended March 31,

(Dollars in thousands)	2005	2004

Net income as reported	$4,519	$5,171
Unrealized gains (losses) on securities:
Unrealized (losses) gains arising during the period	(1,088)	1,682
Tax benefit (provision)	431	(661)

Net unrealized (losses) gains on securities, net of tax	(657)	1,021
Unrealized gains (losses) on derivatives- cash flow hedges	206	(128)
Tax (provision) benefit	(81)	50

Unrealized gains (losses) from derivatives, cash of flow hedges, net of tax	125	(78)
Less: Reclassification adjustment for loss on impairment of security	(1,316)	—
Tax benefit	513	—

Net loss on impairment of security	(803)	—

Total comprehensive income	$3,184	$6,114

7.       SEGMENT AND RELATED INFORMATION

          Bancorp accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the service provided.  Intercompany items relate primarily to the provision of accounting, human resources, data processing and marketing services.  All other accounting policies are the same as those described in the summary of significant accounting policies in Bancorp’s 2004 10-K.

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

	Three months ended March 31, 2005

(Dollars in thousands)	Banking	Other	Intersegment	Consolidated

Interest income	$25,183	$19	$—	$25,202
Interest expense	4,920	408	—	5,328

Net interest income	20,263	(389)	—	19,874

Provision for loan loss	—	—	—	—
Noninterest income	3,781	607	(116)	4,272
Noninterest expense	16,961	629	(116)	17,474

Income (loss) before income taxes	7,083	(411)	—	6,672
Provision (benefit) for income taxes	2,313	(160)	—	2,153

Net income (loss)	$4,770	$(251)	$—	$4,519

Depreciation and amortization	$885	$2	$—	$887
Assets	$1,803,241	$7,943	$(4,882)	$1,806,302
Loans, net	$1,413,449	$—	$—	$1,413,449
Deposits	$1,513,691	$—	$(4,403)	$1,509,288
Equity	$167,303	$(20,469)	—	$146,834

	Three months ended March 31,2004

(Dollars in thousands)	Banking	Other	Intersegment	Consolidated

Interest income	$22,412	$20	$—	$22,432
Interest expense	3,903	292	—	4,195

Net interest income	18,509	(272)	—	18,237

Provision for loan loss	900	—	—	900
Noninterest income	5,039	535	(66)	5,508
Noninterest expense	14,686	568	(66)	15,188

Income (loss) before income taxes	7,962	(305)	—	7,657
Provision (benefit) for income taxes	2,605	(119)	—	2,486

Net income (loss)	$5,357	$(186)	$—	$5,171

Depreciation and amortization	$1,116	$1	$—	$1,117
Assets	$1,680,955	$2,768	$278	$1,684,001
Loans, net	$1,242,086	$—	$—	$1,242,086
Deposits	$1,393,685	$—	$(13,565)	$1,380,120
Equity	$154,778	$2,689	—	$143,114

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with our audited consolidated financial statements and related notes to those statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, that appear under the heading “Financial Statements and Supplementary Data” in  Bancorp’s 2004 10-K.

Forward Looking Statement Disclosure.

          Statements in this Quarterly Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (“PSLRA”) and are made pursuant to the safe harbors of the PSLRA.  Actual results of West Coast Bancorp (“Bancorp” or the “Company”) could be quite different from those expressed or implied by the forward-looking statements.  Any statements that expressly or implicitly predict future results, performance, or events should be considered forward-looking.  Factors that could cause results to differ from forward-looking statements include, among others, risks discussed in the text of this report and Bancorp’s 2004 10-K as well as the following specific items:

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

•	Changes in government funding of Small Business Administration (“SBA”) loans that could negatively affect an important source of loans for Bancorp;

•	Changes or failures in technology or increases in required investments in technology that could increase our costs or lead to disruptions in our business; and

•	Changing customer deposit, investment, and borrowing behaviors.

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

Critical Accounting Policies.

          Critical accounting policies and estimates relating to our allowance for loan loss are discussed in our 2004 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”  That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change.

Income Statement Overview

Three months ended March 31, 2005 and 2004

          Net Income.  Bancorp reported net income of $4.5 million, or $.29 per diluted share, for the three months ended March 31, 2005, compared to $5.2 million, or $.33 per diluted share, for the three months ended March 31, 2004.  Our return on equity for the quarters ended March 31, 2005 and 2004 was 12.4% and 14.8%, respectively.

          In addition to net income, management is reporting operating earnings below in this report due to its belief that the operating earnings measure provides valuable information to investors about the performance of its business.  Operating earnings is a non-GAAP (Generally Accepted Accounting Principles) financial measure that is derived by adjusting the Company’s net income to exclude an other-than-temporary, non-cash impairment charge of approximately $.8 million after tax, or $.05 per diluted share, related to its $5 million investment in Freddie Mac preferred stock. This security, which was purchased in November 1999, resets its coupon to the five-year treasury note rate every five years.

          Bancorp reported quarterly operating earnings of $5.3 million or $0.35 per diluted share for the first quarter of 2005, compared to operating earnings of $5.2 million or $0.33 per diluted share in the first quarter of 2004.  This represents more than a 6% increase in operating earnings per diluted share from the same quarter in 2004.

          The following table reconciles net income to operating earnings, including per-share figures:

	Three months ended March 31,

(Dollars in thousands, except per share data)	2005	2004

Net income	$4,519	$5,171
Add back: Impairment charge on securities,
net of tax	803	—

Operating earnings	$5,322	$5,171

Earnings per Diluted Share
Net income	$0.29	$0.33
Operating earnings	$0.35	$0.33
Return on Average Equity
Net income	12.4%	14.8%
Operating earnings	14.6%	14.8%

          Net Interest Income. For the quarter ended March 31, 2005, net interest income was $19.9 million, an increase of 9% or $1.6 million compared with the first quarter of 2004. Higher loan balances outstanding, augmented by improved earning asset and deposit mixes, contributed to the higher net interest income. The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net yields on interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended March 31,		Increase (Decrease)	Percentage Change

(Dollars in thousands)	2005	2004	2005-2004	2005-2004

Interest and fee income (1)	$25,566	$22,850	$2,716	11.9%
Interest expense	5,328	4,195	1,133	27.0%

Net interest income (1)	$20,238	$18,655	$1,583	8.5%
Average interest earning assets	$1,695,109	$1,568,364	$126,745	8.1%
Average interest bearing liabilities	$1,251,519	$1,204,829	$46,690	3.9%
Average interest earning assets/Average interest bearing liabilities	135.4%	130.2%	5.27
Average yields earned (1)	6.12%	5.86%	0.26
Average rates paid	1.73%	1.40%	0.33
Net interest spread (1)	4.39%	4.46%	(0.07)
Net interest margin (1)	4.84%	4.78%	0.06

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. Ratios for the three months ended March 31, 2005 and 2004 have been annualized where appropriate.

          Analysis of Net Interest Income. Net interest income, including a $.36 million adjustment to a tax equivalent basis for the three months ended March 31, 2005, increased 8.5% to $20.2 million from $18.7 million, including a $.42 million adjustment to a tax equivalent basis for the same period in 2004.  Higher loan balances outstanding, augmented by improved earning asset and deposit mixes, contributed to the higher net interest income.  Average yields on earning assets increased 26 basis points to 6.12% in the first quarter of 2005 from 5.86% in 2004. Average interest earning assets increased $127 million, or 8.1%, to $1.7 billion in the first quarter of 2005 from $1.57 billion for the same period in 2004.  Average rates paid on interest bearing liabilities increased 33 basis points to 1.73% in the first quarter of 2005, from 1.40% for the same period in 2004.  The net interest spread declined from 4.46% in the first quarter of 2004 to 4.39% in the first quarter of 2005.  The net interest margin widened slightly to 4.84% from 4.78% in the first quarter of 2004, mainly due to a shift in earning asset mix towards loans and higher loan volume indexed to the prime rate.

          Changing interest rate environments, including the shape and level of the yield curve, could lead to lower net interest income, and competitive pricing pressure could lead to lower loan yields and fees.

          Provision for Loan Loss. Bancorp recorded no provision for loan losses for the first quarter of 2005 and $.9 million for the same period in 2004. The decrease in the provision was primarily due to a significant decrease in net charge-offs in the first quarter of 2005 and continued stability in the loan portfolio.  Net recoveries for the first quarter of 2005 were $26,000, compared to net charge-offs of $346,000 for the same period in 2004.  Annualized net recoveries for the first quarter 2005 were 0.01% of average loans, compared to annualized net charge-offs of 0.11% in the same period last year.

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

          Noninterest Income. Total non-interest income was $4.3 million for the three months ended March 31, 2005, compared to $5.5 million for the period ended March 31, 2004.  The decrease in non-interest income can be primarily attributed to the impairment charge of $1.3 million pre-tax related to our investment in certain Freddie Mac preferred stock.  First quarter 2005 total non-interest income of $5.6 million, excluding the before mentioned impairment charge, increased 1% or $.1 million from the same quarter last year. (See reconciliation to GAAP financial measures, page 15.)  Strong growth in payment system, merchant bankcard, trust, and investment sales revenues, which increased a combined $.5 million from the same quarter last year, offset the 25% or $.2 million decline in gain on sales of mortgages and the $.3 million decline in other non-interest income from the same quarter of 2004.  Changing interest rate environments, including the shape and level of the yield curve, could lead to decreases in fee income, including lower gains on sales of loans and reduced deposit service charges, two key components of our noninterest income.  Also, increased competition and other competitive factors could adversely affect our ability to sustain fee generation from the sales of investment products and payment systems related revenue.

          Noninterest Expense.  Noninterest expense for the three months ended March 31, 2005 was $17.5 million, an increase of $2.3 million or 15% compared to $15.2 million for the same period in 2004.  Salary and benefit expense increased $.8 million with substantially all of the increase caused by three branch openings in the Portland-Vancouver market, plus one in Bend and one in Salem, and the hiring of additional commercial lenders.  The first quarter 2005 combined occupancy and equipment expense decreased slightly from the first quarter of 2004, primarily due to a $.28 million charge in the first quarter of 2004 resulting from decreasing our book value in an affordable housing tax credit to match our equity in the project, offset by higher occupancy and equipment expense associated with additional branches.  Professional fees increased $.7 million in the first quarter of 2005 compared to the same period in 2004 due to increased legal and accounting expenses.  Bancorp also recorded a $.8 million litigation settlement charge in the first quarter of 2005.  All other expense categories combined decreased $.2 million in the first quarter of 2005 compared to the same period in 2004.

          Income taxes.  The provision for income taxes decreased in the three months ended March 31, 2005, from the like period in 2004, primarily due to a decrease in income before taxes from a $1.3 million impairment charge related to an investment in certain Freddie Mac preferred stock and a $.8 million litigation settlement charge.  Bancorp’s effective tax rate for the three months ended March 31, 2005, decreased slightly to 32.3% compared to 32.5% for the same period in 2004.

Balance Sheet Overview

          Period end total assets increased to $1.81 billion as of March 31, 2005 from $1.79 billion at December 31, 2004.  Our balance sheet has been focused on growth in targeted areas that support our corporate objectives, including small business and middle market commercial lending, home equity lending, and core deposit production.

Investment Portfolio

          The investment portfolio at March 31, 2005, decreased $8.1 million compared to December 31, 2004.  At March 31, 2005, total investment securities available for sale had pre-tax unrealized losses of $1.44 million.  The composition and carrying value of Bancorp’s investment portfolio is as follows:

(Dollars in thousands)	March 31, 2005	December 31, 2004

Investments available for sale (At fair value)
U.S. Government agency securities	$81,169	$82,362
Corporate securities	16,676	18,029
Mortgage-backed securities	77,049	81,354
Obligations of state and political subdivisions	68,256	70,906
Equity and other securities	15,031	13,611

Total Investment Portfolio	$258,181	$266,262

          At March 31, 2005, the Company recorded an other-than-temporary impairment charge of approximately $803,000, after tax, or $.05 per fully diluted share, related to declines in the value of Freddie Mac preferred stock held in the Company’s available for sale investment portfolio. The Company owns 100,000 shares of Freddie Mac Preferred Series “L” stock that were acquired November 5, 1999, at a cost of $5,000,000, which was also the book value of these securities as of March 31, 2005, prior to the impairment charge. The market value of the securities as of that date was $3,684,000. The coupon on these shares most recently reset on December 31, 2004. The current 3.58% coupon is fixed until December 31, 2009. At that time it will reset to the 5 year treasury rate. The shares are callable at each reset date.

Loan Portfolio and Credit Management

          Interest and fees earned on the loan portfolio is our primary source of revenue.  Loans represented 79% of total assets, or $1.43 billion as of March 31, 2005, compared to 75% or $1.26 billion at December 31, 2004. A certain degree of credit risk is inherent in our lending activities. The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities.  In addition, we attempt to manage our risk through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards.  Through the Credit Review function the Company is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application.  The findings of these reviews are communicated with senior management and the Loan, Investment, and Asset/Liability Committee, which is made up of certain directors.  As part of our ongoing lending process, internal risk ratings are assigned to each Commercial and Commercial Real Estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made.  Large balance accounts have the credit risk rating reviewed on at least an annual basis.  Credit files are examined periodically on a sample test basis, by internal and external auditors, as well as regulatory examiners.

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

          As part of our strategic efforts, we have placed an emphasis on increasing the commercial and home equity loan segments of our portfolio.  Our strategy has resulted in the loan portfolio being more interest rate sensitive, contributing to the elimination of the liability interest rate sensitive position of the overall balance sheet a few years back, as well as more diversified from a credit risk perspective.  Commercial loans now represent 25% of the loan portfolio, compared to 16% at December 31, 2000, while commercial real estate loans have declined from 58% to less than 49% of the loan portfolio over the same time period.  We believe our focus on commercial business loans is a key contributor to our goal of increasing low cost deposits.

          The composition of Bancorp’s loan portfolio is as follows:

	March 31, 2005		December 31, 2004

(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial	$357,505	25.0%	$357,776	25.1%
Real estate construction	125,959	8.8%	116,974	8.2%
Real estate mortgage	215,580	15.0%	212,959	14.9%
Real estate commercial	698,864	48.8%	704,390	49.3%
Installment and other consumer	34,538	2.4%	35,895	2.5%

Total loans	1,432,446	100%	1,427,994	100%
Allowance for loan losses	(18,997)	1.33%	(18,971)	1.33%

Total loans, net	$1,413,449		$1,409,023

          The change in the composition of Bancorp’s loan portfolio, with increases in the percentage of loans that fall into commercial and real estate mortgage (home equity) categories, reflects the strategic focus of the Company.

          The composition of commercial real estate loan types based on collateral is as follows:

	March 31, 2005		December 31, 2004

(Dollars in thousands)	Amount	Percent	Amount	Percent

Office Buildings	$153,000	21.9%	$155,600	22.1%
Retail Facilities	89,800	12.8%	89,900	12.8%
Multi-Family - 5+ Residential	67,400	9.6%	65,900	9.4%
Hotels/Motels	60,400	8.6%	62,900	8.9%
Medical Offices	38,800	5.6%	38,600	5.5%
Industrial parks and related	38,700	5.5%	37,000	5.3%
Assisted Living	38,400	5.5%	39,600	5.6%
Commercial/Agricultural	27,500	4.0%	27,500	3.9%
Manufacturing Plants	21,200	3.0%	21,200	3.0%
Land Development and Raw Land	20,300	2.9%	23,600	3.3%
Mini Storage	18,000	2.6%	18,900	2.7%
Food Establishments	17,400	2.5%	18,900	2.7%
Health spa and gym	12,500	1.8%	11,500	1.6%
Church, Civic, Nonprofit facilities	10,500	1.5%	10,000	1.4%
RV Parks, Marinas, related	8,300	1.2%	7,300	1.0%
Other	76,700	11.0%	76,000	10.8%

Total real estate commercial loans	$698,900	100%	$704,400	100%

          Approximately 39% of Bancorp’s commercial real estate loan portfolio is classified as owner occupied.  Bancorp’s underwriting of commercial real estate loans is conservative with loan to value ratios generally not exceeding 75% and debt service coverage ratios generally at 120% or better.

          As of March 31, 2005, the Company had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests.  These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Company.  At March 31, 2005 and December 31, 2004, Bancorp had no bankers acceptances.

Nonperforming Assets

          Nonperforming assets include nonaccrual loans, other real estate owned, and loans past due more than 90 days.  Interest income on loans is accrued daily on the principal balance outstanding.  Generally, no interest is accrued on loans when factors indicate collection of interest or principal is doubtful or when the principal or interest payment becomes 90 days past due.  Nonaccrual loans increased $1.9 million to $3.7 million at March 31, 2005 compared to December 31, 2004.  The current nonaccrual loan balances are primarily a mix of commercial and commercial real estate secured loans.  Of the total $3.7 million in nonaccrual loans, $2.9 million involves one commercial real estate loan.  For nonaccrual loans, previously accrued but uncollected interest is charged against current earnings and income is only recognized to the extent payments are subsequently received.

          Nonperforming assets consist of the following:

(Dollars in thousands)	March 31, 2005	December 31, 2004

Loans on nonaccrual status	$3,695	$1,803
Loans past due greater than 90 days not on nonaccrual status	301	—
Other real estate owned	384	384

Total nonperforming assets	$4,380	$2,187

Non-performing loans to total loans	0.28%	0.13%
Allowance for loan losses to non-performing loans	475%	1052%
Non-performing assets to total assets	0.24%	0.12%
Allowance for loan losses to non-performing assets	434%	867%

          At March 31, 2005, non-performing assets were $4.4 million or 0.24% of total assets, down from $5.2 million or 0.31% one year earlier.  Bancorp’s allowance for loan losses as a percentage of total loans was 1.33% at March 31, 2005, down from 1.48% at March 31, 2004.

Allowance for Loan Losses

          Please see our 2004 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Loss Allowance and Provision” for a discussion of Bancorp’s methodologies underlying the calculation of the Company’s allowance for loan losses.

          At March 31, 2005, the Company’s allowance for loan losses was $19.0 million, consisting of a $17.0 million formula allowance, a $.9 million specific allowance, and a $1.1 million unallocated allowance.  At December 31, 2004, our allowance for loan losses was $19.0 million, consisting of a $17.3 million formula allowance, a $.3 million specific allowance, and a $1.4 million unallocated allowance.  The changes in the allocation of the allowance for loan losses in the first three months of 2005 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of our loans, and charge-offs as well as recovery activity.

          At March 31, 2005, Bancorp’s allowance for loan loss was 1.33% of total loans, and 475% of total nonperforming loans, compared with an allowance for loan losses at December 31, 2004 of 1.33% of total loans, and 1052% of total nonperforming loans, respectively.

          Changes in the allowance for loan losses are as follows for the quarter ended March 31, 2005, and full year ended 2004, respectively:

(Dollars in thousands)	March 31, 2005	December 31, 2004

Loans outstanding at end of period	$1,432,446	$1,427,994
Average loans outstanding during the period	$1,422,294	$1,301,447
Allowance for loan losses, beginning of period	$18,971	$18,131
Loans charged off:
Commercial	(59)	(1,149)
Real Estate	(1)	(527)
Installment and consumer	(135)	(698)

Total loans charged off	(195)	(2,374)
Recoveries:
Commercial	96	438
Real Estate	23	340
Installment and consumer	102	176

Total recoveries	221	954
Net loans (charged off) recovered	26	(1,420)
Provision for loan losses	—	2,260

Allowance for loan losses, end of period	$18,997	$18,971

Ratio of net loans charged off to average loans outstanding year to date (1)	-0.01%	0.11%
Ratio of allowance for loan losses to loans outstanding at end of period	1.33%	1.33%

(1) The ratio for the three months ended March 31, 2005, has been annualized.

           During the first three months of 2005, net loan recoveries were $26,000, compared to $346,000 in charge offs for the same period in 2004. The annualized percentage of net loans recovered year to date to average loans outstanding was 0.01% for the three months ended March 31, 2005, compared to 0.11% in the three months ended March 31, 2004. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

Deposits and Borrowings

          The following table summarizes the quarterly average amount of, and the average interest rate paid on, each of the deposit and borrowing categories for the periods shown.

	First Quarter 2005		First Quarter 2004

(Dollars in thousands)	Quarterly Average Balance	Rate Paid	Quarterly Average Balance	Rate Paid

Demand	$378,054	—	$300,358	—
Savings, money market and interest bearing demand	755,550	0.88%	734,022	0.44%
Certificates of deposit	347,852	2.48%	329,418	2.38%
Short-term borrowings	36,618	2.53%	39,532	1.13%
Long-term borrowings (1)	111,500	4.09%	101,857	5.26%

Total deposits and borrowings	$1,629,574	1.73%	$1,505,187	1.40%

(1)	Long-term borrowings include Junior Subordinated Debentures.

          Quarterly average core deposits, consisting of demand, savings, money market, and interest bearing demand deposits, increased nearly 10% or $99 million in the first quarter of 2005 compared to the same period in 2004.  Our core deposits increase was mainly due to improved sales practices by the branches and commercial teams resulting in both consumer and business core deposit growth, businesses maintaining higher balances to avoid service charges, and minimal, if any, interest rate differences between similar non-insured investments and such FDIC insured deposit products.

          First quarter average time deposits increased $18 million or 5% in 2005 compared to 2004, as increased interest rates became more attractive to customers. The Company believes interest bearing deposits such as money market and time deposits can be generated with competitive interest rate pricing of such deposits.

Capital Resources

          The Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and member banks.  The requirements address both risk-based capital and leveraged capital.  The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk.  The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater.  In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%.  As of March 31, 2005, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

          The following table summarizes the consolidated risk based capital ratios of Bancorp and the Bank at March 31, 2005, and December 31, 2004.

	March 31, 2005				December 31, 2004

(Dollars in thousands)	Actual Amount	Ratio	Amount Required For Minimum Capital Adequacy Amount	Percent required for Minimum Capital Adequacy	Actual Amount	Ratio	Amount Required For Minimum Capital Adequacy Amount	Percent required for Minimum Capital Adequacy

Tier 1 Capital
West Coast Bancorp	$173,319	10.35%	$67,004	4%	$172,366	10.40%	$66,281	4%
West Coast Bank	167,786	10.03%	66,938	4%	165,286	9.99%	66,215	4%
Total Capital
West Coast Bancorp	$192,316	11.48%	$134,009	8%	$191,337	11.55%	$132,561	8%
West Coast Bank	186,784	11.16%	133,876	8%	184,257	11.13%	132,431	8%
Risk weighted assets
West Coast Bancorp	$1,675,111				$1,657,013
West Coast Bank	1,673,447				1,655,383
Leverage Ratio
West Coast Bancorp	$173,319	9.67%	$53,773	3%	$172,366	9.72%	$53,215	3%
West Coast Bank	167,786	9.37%	53,748	3%	165,286	9.32%	53,178	3%
Adjusted total assets
West Coast Bancorp	$1,792,424				$1,773,848
West Coast Bank	1,791,603				1,772,617

          Stockholders’ equity decreased to $146.8 million at March 31, 2005, down from $147.8 million at December 31, 2004.  The decrease was due to Bancorp’s activity in its corporate stock repurchase program, an unrealized loss on securities available for sale and dividends to shareholders offset in part by net income and stock option exercises, including tax benefits associated with option exercises.

          In July 2000, Bancorp announced a corporate stock repurchase program that was expanded in September 2000, June 2001, September 2002, and again in April 2004.  Under this plan, the Company can buy up to 3.88 million shares of the Company’s common stock, including completed purchases.  The Company anticipates using existing funds, future net income, and/or long-term borrowings to finance future repurchases. During the first three months of 2005, and consistent with its capital plan, the Company repurchased approximately 145,500 shares, or approximately 1% of its common shares pursuant to its corporate stock repurchase program.  Total shares available for repurchase under this plan were 691,000 at March 31, 2005.

          The following table presents information with respect to Bancorp’s stock repurchases.

(Shares and dollars in thousands)	Shares repurchased related to stock options and restricted stock	Shares repurchased as part of the corporate stock repurchase plan	Total shares repurchased in the period	Total cost of shares repurchased	Average total cost per share	Period end shares available for repurchase as part of the corporate stock repurchase plan

Year ended 2000	15	573	588	$5,454	$9.28	1,307
Year ended 2001	28	534	562	6,879	12.24	773
Year ended 2002	35	866	901	13,571	15.06	907
Year ended 2003	29	587	616	10,927	17.74	320
Year ended 2004	49	484	533	11,502	21.58	836
Qtr. ended March 31, 2005	25	146	171	4,110	24.04	691

Total	181	3,190	3,371	$52,443	$15.56

          Please also see discussion of stock repurchase activity during the quarter under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below.

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

          Deposits are the primary source of new funds.  Total deposits were $1.51 billion at March 31, 2005, up from $1.47 billion at December 31, 2004.  Brokered deposits are generally not accepted, and we have none outstanding at March 31, 2005.  We attempt to attract deposits in our market areas through competitive pricing and delivery of quality products.

          At March 31, 2005, four wholly-owned subsidiary grantor trusts established by Bancorp had issued $26 million of pooled trust preferred securities.  For a further discussion of the amount and terms of the pooled trust preferred securities, see Bancorp’s 2004 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Sources of Funds.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          There has not been any material change in the market risk disclosure contained in the Company’s 2004 10-K for the fiscal year ended December 31, 2004.

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

PART II:  OTHER INFORMATION

Item 1. Legal Proceedings.

          On May 3, 2005, the Company reached a settlement in the lawsuit filed in Multnomah County Circuit Court entitled Walter L. West, dba Walter West Construction Co. (“West”) v. West Coast Bancorp et al.  The settlement agreement provides for a payment by the Company to West of $800,000 and a mutual release of claims.

           On November 15, 2004, the Bank filed a lawsuit against BancInsure, Inc. in U.S. District Court for the District of Oregon. The lawsuit seeks recovery under an insurance policy for amounts paid in settlement of claims by Edward Fischer et al. and B.A.S.S. Construction et al. that arose out of substantially the same set of facts as the West litigation.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Share Remaining at Period End that May Be Purchased Under the Plans or Programs

1/1/05 - 1/31/05	33,800	$24.16	33,800	802,421
2/1/05 - 2/28/05	56,569	$24.16	45,400	757,021
3/1/05 - 3/31/05	80,770	$23.85	66,300	690,721

Total for quarter	171,139		145,500

(1)

Shares repurchased by Bancorp during the quarter include: (a) shares repurchased pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below, and (b) shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 0 shares, 11,169 shares, and 14,470 shares, respectively, for the periods indicated.

(2)

Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million in September 2001, by 1.0 million shares in September 2002, and 1.0 million in April 2004, for a total authorized repurchase amount as of March 31, 2005, of approximately 3.9 million shares.

Item 3. Defaults Upon Senior Securities.

          None

Item 4. Submission of Matters to a Vote of Security Holders

Bancorp held its Annual Meeting of Shareholders on April 25, 2005.  Below is a brief description of matters considered and voted on by shareholders and the number of votes cast for, against or withheld on such matters.

1.	Electing nine directors to serve for one-year terms.

Director	Votes for	Votes withheld

Lloyd D. Ankeny	12,593,243	75,443
Michael J. Bragg	12,599,840	68,846
Duane C. McDougall	12,607,166	61,520
Steven J. Oliva	12,635,485	33,201
J.F. Ouderkirk	12,599,489	69,196
Steven N. Spence	12,607,135	61,551
Robert D. Sznewajs	12,601,393	67,293
David J. Truitt	12,600,338	68,347
Nancy A. Wilgenbusch	12,611,847	56,839

2.	Ratification of the appointment of Deloitte & Touche LLP as our independent public accountants for 2005.

Votes for	Votes withheld

12,147,876	397,096

Item 5. Other Information

          None

Item 6. Exhibits

Exhibit No.	Exhibit

10.1	Summary of Director Compensation Policies
31.1	Certification of CEO under Rule 13(a) – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13(a) – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST COAST BANCORP
(Registrant)

Dated: May 9, 2005	/s/ ROBERT D. SZNEWAJS

Robert D. Sznewajs Chief Executive Officer and President

Dated: May 9, 2005	/s/ ANDERS GILTVEDT

Anders Giltvedt Executive Vice President and Chief Financial Officer