Form 10-Q
period 2005-06-30
WEST COAST BANCORP /NEW/OR/
filed 2005-08-09
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒    Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2005

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

The number of shares of Registrant’s Common Stock outstanding on July 31, 2005 was 14,758,083.

WEST COAST BANCORP
FORM 10-Q
QUARTERLY REPORT

PART I: FINANCIAL INFORMATION

Item 1.   Financial Statements

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars and shares in thousands)	June 30, 2005	December 31, 2004

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$62,015	$40,751
Federal funds sold	16,277	101
Interest-bearing deposits in other banks	7	2

Total cash and cash equivalents	78,299	40,854
Trading assets	986	958
Investment securities available for sale, at fair value (amortized cost: $230,009 and $265,298)	231,499	266,262
Loans held for sale	5,028	2,706
Loans	1,478,331	1,427,994
Allowance for loan loss	(19,897)	(18,971)

Loans, net	1,458,434	1,409,023
Premises and equipment, net	29,539	29,117
Intangible assets, net	348	519
Bank owned life insurance	19,315	18,885
Other assets	23,879	22,595

Total assets	$1,847,327	$1,790,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$428,825	$391,746
Savings and interest-bearing demand	761,587	738,402
Certificates of deposit	373,455	342,561

Total deposits	1,563,867	1,472,709
Short-term borrowings	7,826	41,782
Long-term borrowings	85,500	85,500
Junior subordinated debentures	26,000	26,000
Other liabilities	12,667	17,074

Total liabilities	1,695,860	1,643,065
Commitments and contingent liabilities (note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock: no par value, none issued; 10,000 shares authorized	—	—
Common stock: no par value, 55,000 shares authorized; 14,737 and 14,872 shares issued and outstanding, respectively	18,421	18,590
Additional paid-in capital	56,899	60,730
Retained earnings	77,542	69,612
Deferred compensation	(2,221)	(1,486)
Accumulated other comprehensive income	826	408

Total stockholders’ equity	151,467	147,854

Total liabilities and stockholders’ equity	$1,847,327	$1,790,919

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,

(In thousands, except per share amounts)	2005	2004	2005	2004

INTEREST INCOME:
Interest and fees on loans	$24,666	$19,170	$47,137	$38,106
Interest on taxable investment securities	1,922	2,509	3,938	5,215
Interest on nontaxable investment securities	681	775	1,356	1,551
Interest on deposits in other banks	4	4	8	7
Interest on federal funds sold	48	14	84	25

Total interest income	27,321	22,472	52,523	44,904
INTEREST EXPENSE:
Savings and interest-bearing demand	2,137	781	3,774	1,583
Certificates of deposit	2,459	1,855	4,583	3,803
Short-term borrowings	241	101	469	213
Long-term borrowings	978	965	1,840	1,893
Junior subordinated debt	478	478	955	883

Total interest expense	6,293	4,180	11,621	8,375

NET INTEREST INCOME	21,028	18,292	40,902	36,529
Provision for loan loss	825	1,000	825	1,900

Net interest income after provision for loan loss	20,203	17,292	40,077	34,629
NONINTEREST INCOME:
Service charges on deposit accounts	2,020	1,825	3,911	3,679
Other service charges, commissions and fees	2,140	1,940	4,225	3,645
Trust revenue	696	537	1,263	1,037
Gain on sales of loans	901	1,117	1,676	2,030
Other	755	280	1,025	816
Loss on impairment of securities	—	—	(1,316)	—
Gains (losses) on sales of securities	(373)	75	(373)	75

Total noninterest income	6,139	5,774	10,411	11,282
NONINTEREST EXPENSE:
Salaries and employee benefits	9,982	8,580	19,657	17,501
Equipment	1,264	1,307	2,518	2,607
Occupancy	1,531	1,313	3,069	2,887
Check and other transaction processing	834	664	1,592	1,294
Professional fees	561	504	1,660	918
Postage, printing and office supplies	707	662	1,336	1,304
Marketing	1,029	639	1,630	1,130
Communications	328	277	600	567
Litigation settlement charge	—	—	800	—
Other noninterest expense	929	1,355	1,777	2,281

Total noninterest expense	17,165	15,301	34,639	30,489

INCOME BEFORE INCOME TAXES	9,177	7,765	15,849	15,422
PROVISION FOR INCOME TAXES	3,031	2,483	5,183	4,969

NET INCOME	$6,146	$5,282	$10,666	$10,453

Basic earnings per share	$0.42	$0.35	$0.73	$0.70
Diluted earnings per share	$0.40	$0.34	$0.70	$0.67
Weighted average common shares	14,642	14,890	14,684	14,917
Weighted average diluted shares	15,246	15,542	15,339	15,593

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended June 30,

(Dollars in thousands)	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$10,666	$10,453
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	1,772	1,787
Deferred income tax benefit	(335)	(2,453)
Amortization of intangibles	171	174
Provision for loan loss	825	1,900
(Increase) decrease in interest receivable	(249)	214
(Increase) decrease in other assets	(700)	761
Loss on impairment of securities	1,316	—
(Gain) loss on sale of securities	373	(75)
Gain on sales of loans	(1,676)	(2,030)
Origination of loans held for sale	(40,200)	(56,898)
Proceeds from sales of loans held for sale	39,554	59,198
Increase (decrease) in interest payable	98	(76)
Decrease in other liabilities	(4,086)	(2,414)
Increase in cash surrender value of bank owned life insurance	(430)	(434)
Stock based compensation expense	452	382
Tax benefit associated with stock options	(419)	(547)
Increase in trading assets	(28)	(27)

Net cash provided by operating activities	7,104	9,915
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	13,732	34,972
Proceeds from the sales of available for sale securities	27,417	1,114
Purchase of available for sale securities	(7,657)	(26,138)
Loans made to customers greater than principal collected on loans	(50,236)	(80,711)
Net capital expenditures	(2,194)	(1,317)

Net cash used in investing activities	(18,938)	(72,080)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest bearing transaction accounts	60,264	33,491
Net increase (decrease) in certificates of deposit	30,894	(13,588)
Proceeds from issuance of junior subordinated debentures	—	6,000
Proceeds from issuance of long-term borrowings	20,000	15,000
Payments made on long-term borrowings	(20,000)	(5,000)
Net (decrease) increase in short-term borrowings	(33,956)	21,314
Redemption and repurchase of common stock	(6,692)	(7,073)
Net proceeds from issuance of common stock	1,505	2,485
Dividends paid on common stock	(2,736)	(2,557)

Net cash provided by financing activities	49,279	50,072

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	37,445	(12,093)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,854	63,504

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,299	$51,411

Supplemental cash flow information:
Cash paid in the period for:
Interest	$11,523	$8,452
Income taxes	$7,966	$5,698

See notes to consolidated financial statements.

WEST COAST BANCORP
Consolidated Statements of Changes in Stockholders’ Equity
(Unaudited)

						Accumulated Other Comprehensive Income (loss)
	Common Stock		Additional Paid-In Capital
				Retained Earnings	Deferred Compensation		Total
(Shares and Dollars in thousands)	Shares	Amount

BALANCE, January 1, 2004	15,076	$18,845	$66,462	$52,916	$(1,242)	$3,072	$140,053
Comprehensive income:
Net income	—	—	—	22,008	—	—	$22,008
Other comprehensive gain (loss):
Net unrealized investment loss	—	—	—	—	—	(4,789)	(4,789)
Net unrealized gain on derivatives-cash flow hedges	—	—	—	—	—	408	408
Reclassification adjustment for losses on sales of securities	—	—	—	—	—	20	20
Net tax benefit	—	—	—	—	—	1,697	1,697

Total comprehensive income							$19,344

Cash dividends, $.36 per common share	—	—	—	(5,312)	—	—	(5,312)
Issuance of common stock- option plans	279	348	2,854	—	—	—	3,202
Redemption of common stock -stock plans	(49)	(61)	(995)		69	—	(987)
Activity in Deferred Compensation Plan	(1)	(1)	(60)	—	—	—	(61)
Issuance of common stock-restricted stock plans	51	64	1,031	—	(1,095)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	782	—	782
Common stock repurchased and retired	(484)	(605)	(9,910)	—	—	—	(10,515)
Tax benefit associated with stock options	—	—	1,348	—	—	—	1,348

BALANCE, December 31, 2004	14,872	18,590	60,730	69,612	(1,486)	408	$147,854
Comprehensive income:
Net income	—	—	—	10,666	—	—	$10,666
Other comprehensive gain (loss):
Net unrealized investment loss	—	—	—	—	—	(1,163)	(1,163)
Net unrealized gain on derivatives-cash flow hedges	—	—	—	—	—	163	163
Reclassification adjustment for loss on sales and impairment of securities	—	—	—	—	—	1,689	1,689
Net tax provision	—	—	—	—	—	(271)	(271)

Total comprehensive income							$11,084

Cash dividends, $.18 per common share	—	—	—	(2,736)	—	—	(2,736)
Issuance of common stock- option plans	97	122	1,006	—	—	—	1,128
Redemption of common stock -stock plans	(35)	(45)	(799)	—	17	—	(827)
Activity in Deferred Compensation Plan	(2)	(2)	(40)	—	—	—	(42)
Issuance of common stock-restricted stock plans	58	73	1,131	—	(1,204)	—	—
Amortization of deferred compensation
restricted stock	—	—	—	—	452	—	452
Common stock repurchased and retired	(253)	(317)	(5,548)	—	—	—	(5,865)
Tax benefit associated with stock options	—	—	419	—	—	—	419

BALANCE, June 30, 2005	14,737	$18,421	$56,899	$77,542	$(2,221)	$826	$151,467

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

               The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. All such adjustments are of a normal recurring nature. The results of operations for the three and six months ended June 30, 2005 and cash flows for the six months ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or other future periods.

               Accounting for Stock-Based Compensation. At June 30, 2005, Bancorp had multiple stock option plans, including a stock incentive plan under which both restricted stock and stock options are presently being granted. Bancorp recognizes compensation expense for restricted stock granted. Bancorp accounts for its stock option and stock plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, under which no compensation cost has been recognized for stock options granted in the periods presented. All options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income and earnings per share if the fair value based method established in Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, had been applied to all outstanding and unvested awards in each period.

	Three months ended June 30,		Six months ended June, 30

(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net income, as reported	$6,146	$5,282	$10,666	$10,453
Add: Restricted stock compensation expense included in reported net income, net of related tax effects	159	131	275	233
Deduct: Stock-based compensation expense including both restricted stock and stock options, determined under fair value based method, net of related tax effects	(566)	(304)	(796)	(564)

Pro forma net income	$5,739	$5,109	$10,145	$10,122

Earnings per share:
Basic-as reported	$0.42	$0.35	$0.73	$0.70
Basic-proforma	$0.39	$0.34	$0.69	$0.68
Diluted-as reported	$0.40	$0.34	$0.70	$0.67
Diluted-proforma	$0.38	$0.33	$0.66	$0.65

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

               The effective date of the standard under these new rules for our consolidated financial statements is January 1, 2006 and management is assessing the impact of adopting SFAS 123R on the Company’s consolidated financial statements. The adoption of SFAS123R will have an impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated net income within the footnotes, as is the Company’s current practice.

2.            INVESTMENT SECURITIES AVAILABLE FOR SALE

               The composition and carrying value of Bancorp’s investment portfolio is as follows:

(Dollars in thousands)	June 30, 2005	December 31, 2004

Investments available for sale (At fair value)
U.S. Government agency securities	$54,348	$82,362
Corporate securities	19,819	18,029
Mortgage-backed securities	74,078	81,354
Obligations of state and political subdivisions	68,004	70,906
Equity and other securities	15,250	13,611

Total Investment Portfolio	$231,499	$266,262

               The following table provides information on 12 month or greater continuous unrealized losses in the investment securities portfolio as of June 30, 2005:

(Dollars in thousands)	Amortized cost of securities with an unrealized loss for more than 12 months	Fair value of securities with an unrealized loss for more than 12 months	Unrealized Gross Losses

U.S. Government agency securities	$6,702	$6,563	$(139)
Mortgage-backed securities	22,499	22,262	$(237)
Obligations of state and political subdivisions	2,673	2,611	(62)

Total	$31,874	$31,436	$(438)

               The following table provides information on securities which have an unrealized loss and have been in an unrealized loss position for less than 12 months as of June 30, 2005:

(Dollars in thousands)	Amortized cost of securities with an unrealized loss for less than 12 months	Fair value of securities with an unrealized loss for less than 12 months	Unrealized Gross Losses

U.S. Government agency securities	$29,679	$29,556	$(123)
Mortgage-backed securities	35,578	35,306	(272)
Obligations of state and political subdivisions	2,318	2,300	(18)
Equity and other securities	12,513	12,372	(141)

Total	$80,088	$79,534	$(554)

               At June 30, 2005, the Company had 20 investment securities with an unrealized loss of $.4 million that have been in an unrealized loss position for more than 12 months. There were a total of 37 securities in the investment portfolio with a total unrealized loss of $1.0 million. The unrealized loss on our investment securities portfolio was substantially due to an increase in interest rates subsequent to their purchase. The fair value of these securities fluctuates as market interest rates change. These are fixed rate debt securities and the Company has the ability and intent to hold them until the value recovers. Based on management’s evaluation and intent, none of the unrealized losses summarized in these tables are considered other-than-temporary. In addition to accounting and regulatory guidance, in determining whether a security is other-than-temporarily impaired, Bancorp regularly considers the duration and amount of the unrealized loss, the financial condition of the issuer, and the prospects for a change in market value within a reasonable period of time

               At March 31, 2005, the Company recorded an other-than-temporary impairment charge of approximately $1.3 million, pretax or $803,000, after tax, or $.05 per fully diluted share, related to declines in the value of Freddie Mac preferred stock held in the Company’s available for sale investment portfolio. The Company owns 100,000 shares of Freddie Mac Preferred Series “L” stock that were acquired November 5, 1999, at a cost of $5,000,000, which was also the book value of these securities as of March 31, 2005, prior to the impairment charge. The market value of the securities as of that date was $3,684,000, and $3,675,000 as of June 30, 2005. The rate at which interest accrues on these shares resets every five years, most recently on December 31, 2004. The current interest rate of 3.58% is fixed until December 31, 2009, at which time it will reset to the 5 year treasury rate. The shares may be called at each reset date.

3.            LOANS AND ALLOWANCE FOR LOAN LOSSES

               The composition and carrying value of Bancorp’s loan portfolio excluding loans held for sale is as follows:

(Dollars in thousands)	June 30 2005	December 31, 2004

	Amount	Amount
Commercial	$360,872	$357,776
Real estate construction	148,487	116,974
Real estate mortgage	221,735	212,959
Real estate commercial	714,291	704,390
Installment and other consumer	32,946	35,895

Total loans	1,478,331	1,427,994
Allowance for loan losses	(19,897)	(18,971)

Total loans, net	$1,458,434	$1,409,023

               The following table presents activity in the allowance for loan losses for the three and six months ended June 30, 2005 and 2004:

	Three months ended

(Dollars in thousands)	June 30, 2005	June 30, 2004

Balance at beginning of period	$18,997	$18,685
Provision for loan losses	825	1,000
Loans charged off	(195)	(744)
Recoveries	270	182

Balance at end of period	$19,897	$19,123

	Six months ended

(Dollars in thousands)	June 30, 2005	June 30, 2004

Balance at beginning of period	$18,971	$18,131
Provision for loan losses	825	1,900
Loans charged off	(389)	(1,314)
Recoveries	490	406

Balance at end of period	$19,897	$19,123

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

The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations:

	Net Income	Weighted Average Shares	Per Share Amount

(Dollars and shares in thousands, except per share data)	Three months ended June 30, 2005

Basic earnings	$6,146	14,642	$0.42
Common stock equivalents from:
Stock options		570
Restricted stock		34

Diluted earnings	$6,146	15,246	$0.40

	Three months ended June 30, 2004

Basic earnings	$5,282	14,890	$0.35
Common stock equivalents from:
Stock options		615
Restricted stock		37

Diluted earnings	$5,282	15,542	$0.34

	Net Income	Weighted Average Shares	Per Share Amount

	Six months ended June 30, 2005

Basic earnings	$10,666	14,684	$0.73
Common stock equivalents from:
Stock options		617
Restricted stock		38

Diluted earnings	$10,666	15,339	$0.70

	Six months ended June 30, 2004

Basic earnings	$10,453	14,917	$0.70
Common stock equivalents from:
Stock options		637
Restricted stock		39

Diluted earnings	$10,453	15,593	$0.67

5.            COMMITMENTS AND CONTINGENT LIABILITIES

               Bancorp is periodically party to litigation arising in the ordinary course of business. Based on information currently known to management, we do not believe there is any legal action to which Bancorp or any of its subsidiaries is a party that, individually or in the aggregate, will have a materially adverse effect on Bancorp’s financial condition and results of operations.

6.            COMPREHENSIVE INCOME

               The components of comprehensive income are as follows:

	Three months ended June 30,		Six months ended June 30,

(Dollars in thousands)	2005	2004	2005	2004

Net income as reported	$6,146	$5,282	$10,666	$10,453
Unrealized gains (losses) on securities arising during the period	2,557	(7,546)	(1,163)	(5,864)
Tax (provision) benefit	(1,006)	2,965	452	2,304

Net unrealized gains (losses) on securities, net of tax	1,551	(4,581)	(711)	(3,560)
Plus: Reclassification adjustment for losses (gains) on sale of securities	373	(75)	373	(75)
Tax (benefit) provision	(145)	29	(145)	29

Net gain (loss) on sale of securities	228	(46)	228	(46)
Plus: Reclassification adjustment for loss on impairment of security	—	—	1,316	—
Tax benefit	—	—	(513)	—

Net loss on impairment of security	—	—	803	—
Unrealized gains (losses) on derivatives- cash flow hedges	(43)	452	163	324
Tax benefit (provision)	17	(178)	(65)	(127)

Unrealized gains (losses) from derivatives, cash of flow hedges, net of tax	(26)	274	98	197

Total comprehensive income	$7,899	$929	$11,084	$7,044

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

	Three months ended June 30, 2005

(Dollars in thousands)	Banking	Other	Intersegment	Consolidated

Interest income	$27,302	$19	$—	$27,321
Interest expense	5,867	426	—	6,293

Net interest income	21,435	(407)	—	21,028

Provision for loan loss	825	—	—	825
Noninterest income	5,631	737	(229)	6,139
Noninterest expense	16,663	731	(229)	17,165

Income (loss) before income taxes	9,578	(401)	—	9,177
Provision (benefit) for income taxes	3,186	(155)	—	3,031

Net income (loss)	$6,392	$(246)	$—	$6,146

Depreciation and amortization	$884	$1	$—	$885
Assets	$1,844,224	$6,956	$(3,853)	$1,847,327
Loans, net	$1,458,434	$—	$—	$1,458,434
Deposits	$1,567,224	$—	$(3,357)	$1,563,867
Equity	$171,436	$(19,969)	—	$151,467

	Three months ended June 30, 2004

(Dollars in thousands)	Banking	Other	Intersegment	Consolidated

Interest income	$22,453	$19	$—	$22,472
Interest expense	3,817	363	—	4,180

Net interest income	18,636	(344)	—	18,292

Provision for loan loss	1,000	—	—	1,000
Noninterest income	5,361	574	(161)	5,774
Noninterest expense	14,775	687	(161)	15,301

Income (loss) before income taxes	8,222	(457)	—	7,765
Provision (benefit) for income taxes	2,661	(178)	—	2,483

Net income (loss)	$5,561	$(279)	$—	$5,282

Depreciation and amortization	$843	$1	$—	$844
Assets	$1,714,360	$2,788	$195	$1,717,343
Loans, net	$1,281,561	$—	$—	$1,281,561
Deposits	$1,433,730	$—	$(8,968)	$1,424,762
Equity	$156,014	$(15,680)	—	$140,334

	Six months ended June 30, 2005

(Dollars in thousands)	Banking	Other	Intersegment	Consolidated

Interest income	$52,484	$39	$—	$52,523
Interest expense	10,787	834	—	11,621

Net interest income	41,697	(795)	—	40,902

Provision for loan loss	825	—	—	825
Noninterest income	9,412	1,344	(345)	10,411
Noninterest expense	33,624	1,360	(345)	34,639

Income (loss) before income taxes	16,660	(811)	—	15,849
Provision (benefit) for income taxes	5,499	(316)	—	5,183

Net income (loss).	$11,161	$(495)	$—	$10,666

Depreciation and amortization	$1,769	$3	$—	$1,772
Assets	$1,844,224	$6,956	$(3,853)	$1,847,327
Loans, net	$1,458,434	$—	$—	$1,458,434
Deposits	$1,567,224	$—	$(3,357)	$1,563,867
Equity	$171,436	$(19,969)	—	$151,467

	Six months ended June 30, 2004

(Dollars in thousands)	Banking	Other	Intersegment	Consolidated

Interest income	$44,866	$38	$—	$44,904
Interest expense	7,720	655	—	8,375

Net interest income	37,146	(617)	—	36,529

Provision for loan loss	1,900	—	—	1,900
Noninterest income	10,399	1,112	(229)	11,282
Noninterest expense	29,462	1,256	(229)	30,489

Income (loss) before income taxes	16,183	(761)	—	15,422
Provision (benefit) for income taxes	5,266	(297)	—	4,969

Net income (loss)	$10,917	$(464)	$—	$10,453

Depreciation and amortization	$1,959	$2	$—	$1,961
Assets	$1,714,360	$2,788	$195	$1,717,343
Loans, net	$1,281,561	$—	$—	$1,281,561
Deposits	$1,433,730	$—	$(8,968)	$1,424,762
Equity	$156,014	$(15,680)	—	$140,334

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

               The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes to those statements as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, that appear under the heading “Financial Statements and Supplementary Data” in Bancorp’s 2004 10-K.

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

Critical Accounting Policies.

               Critical accounting policies and estimates relating to our allowance for loan loss are discussed in our 2004 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.” That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in our critical accounting policies and estimates relating to our allowance for loan loss as compared to that contained in our disclosure in the Company’s 2004 10-K for the fiscal year ended December 31, 2004.

Income Statement Overview

Three and six months ended June 30, 2005 and 2004

               Net Income. Bancorp reported net income of $6.1 million, or $.40 per diluted share, for the three months ended June 30, 2005, compared to $5.3 million, or $.34 per diluted share, for the three months ended June 30, 2004. This represents a 17.6% increase in earnings per diluted share from the same quarter in 2004. Our return on equity for the quarters ended June 30, 2005 and 2004 was 16.6% and 15.0%, respectively.

               Net income for the six months ended June 30, 2005 was $10.7 million or $.70 per diluted share compared to $10.5 million or $.67 per diluted share for the same period last year.

               In addition to net income for the six months ended June 30, 2005, management is reporting year to date operating earnings below due to its belief that the operating earnings measure provides valuable information to investors about the performance of its business. Operating earnings is a non-GAAP (Generally Accepted Accounting Principles) financial measure that is derived by adjusting the Company’s net income to exclude an other-than-temporary, non-cash impairment charge of approximately $.8 million after tax, or $.05 per diluted share, related to its $5 million investment in Freddie Mac preferred stock. This security, which was purchased in November 1999, resets its coupon to the five-year treasury note rate every five years.

               Operating earnings for the six months ended June 30, 2005 was $11.5 million or $0.75 per diluted share, compared to operating earnings of $10.5 million or $0.67 per diluted share for the same period in 2004. This represents a 12% increase in operating earnings per diluted share from the same period in 2004.

               The following table reconciles net income to operating earnings, including per-share figures:

	Six months ended June 30,

(Dollars in thousands, except per share data)	2005	2004

Net income	$10,666	$10,453
Add back: Impairment charge on securities, net of tax	803	—

Operating earnings	$11,469	$10,453

Earnings per Diluted Share
Net income	$0.70	$0.67
Operating earnings	$0.75	$0.67
Return on Average Equity
Net income	14.5%	14.9%
Operating earnings	15.6%	14.9%

               Net Interest Income. For the quarter ended June 30, 2005, net interest income on a tax equivalent basis was $21.4 million, an increase of 14% or $2.7 million compared with the second quarter of 2004. Higher loan balances outstanding, augmented by improved earning asset and deposit mixes, contributed to the higher net interest income. Net interest income, on a tax equivalent basis for the six months ended June 30, 2005, increased $4.3 million to $41.6 million from $37.4 million for the same period in 2004.

               The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net interest margin on average interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended June 30,		Increase (Decrease)	Percentage Change

(Dollars in thousands)	2005	2004	2005-2004	2005-2004

Interest and fee income (1)	$27,688	$22,889	$4,799	21.0%
Interest expense	6,293	4,180	2,113	50.6%

Net interest income (1)	$21,395	$18,709	$2,686	14.4%
Average interest earning assets	$1,741,618	$1,606,929	$134,689	8.4%
Average interest bearing liabilities	$1,277,806	$1,213,423	$64,383	5.3%
Average interest earning assets/Average interest bearing liabilities	136.3%	132.4%	3.87
Average yields earned (1)	6.38%	5.73%	0.65
Average rates paid	1.98%	1.39%	0.59
Net interest spread (1)	4.40%	4.34%	0.06
Net interest margin (1)	4.93%	4.68%	0.25

	Six months ended June 30,		Increase (Decrease)	Percentage Change

(Dollars in thousands)	2005	2004	2005-2004	2005-2004

Interest and fee income (1)	$53,254	$45,739	$7,515	16.4%
Interest expense	11,621	8,375	3,246	38.8%

Net interest income (1)	$41,633	$37,364	$4,269	11.4%
Average interest earning assets	$1,718,492	$1,587,646	$130,846	8.2%
Average interest bearing liabilities	$1,264,735	$1,212,093	$52,642	4.3%
Average interest earning assets/Average interest bearing liabilities	135.9%	131.0%	4.89
Average yields earned (1)	6.25%	5.79%	0.46
Average rates paid	1.85%	1.39%	0.46
Net interest spread (1)	4.40%	4.40%	—
Net interest margin (1)	4.89%	4.73%	0.16

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.
Ratios for the three and six months ended June 30, 2005 and 2004 have been annualized where appropriate.

               Analysis of Net Interest Income. Net interest income, including a $.37 million adjustment to a tax equivalent basis for the three months ended June 30, 2005, increased 14.4% to $21.4 million from $18.7 million, including a $.42 million adjustment to a tax equivalent basis for the same period in 2004. Growth in average loan and deposit balances of nearly 15% and 10%, respectively, from second quarter of 2004, augmented by improved earning asset and deposit mixes, contributed to the higher net interest income. The net interest margin for the second quarter of 2005 expanded to 4.93% from 4.68% in the second quarter of 2004, mainly due to a shift in earning asset mix towards loans and higher value of non-interest bearing demand deposits from rising short-term interest rates. Average yields on earning assets increased 65 basis points to 6.38% in the second quarter of 2005 from 5.73% in the second quarter of 2004. Average interest earning assets increased $135 million, or 8.4%, to $1.72 billion in the second quarter of 2005 from $1.59 billion for the same period in 2004. Average rates paid on interest bearing liabilities increased 59 basis points to 1.98% in the second quarter of 2005, from 1.39% for the same period in 2004. The net interest spread increased from 4.34% in the second quarter of 2004 to 4.40% in the second quarter of 2005.

               Changing interest rate environments, including the shape and level of the yield curve, could lead to lower net interest income, and competitive pricing pressure could lead to lower loan yields and fees.

               Provision for Loan Loss. Bancorp recorded provisions for loan losses for the second quarters of 2005 and 2004 of $.8 million and $1.0 million respectively. The decrease in the provision was primarily due to a significant decrease in net charge-offs in the second quarter of 2005 compared to the same quarter last year. Net recoveries for the second quarter of 2005 were $.1 million, compared to net charge-offs of $.6 million for the same period in 2004. Annualized net recoveries for the second quarter 2005 were 0.02% of average loans, down from annualized net charge-offs of 0.18% in the same period last year.

               The provision for loan losses for the six months ended June 30, 2005 was $.8 million compared to $1.9 million for the same period in 2004. Net recoveries for the six months ended June 30, 2005 were $.1 million compared to $.9 million in net charge-offs for the six months ended June 30, 2004.

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

               Noninterest Income. Total non-interest income was $6.1 million for the three months ended June 30, 2005, an increase of 6% compared to $5.8 million for the quarter ended June 30, 2004. The increase in non-interest income can be attributed to strong growth in payment system revenues of $.2 million or 19%, which includes interchange and merchant bankcard revenues. Trust revenue also increased 30% or $.2 million over second quarter of 2004, while deposit service charge revenues were up $.2 million or 11% over the same period. Mainly due to a $.4 million gain on sale associated with the sale of the Company’s $5 million credit card portfolio in the most recent quarter, the other non-interest income category increased $.5 million from the second quarter of 2004. These increases were partially offset by a $.2 million decline in gains on sales of loans from the same period a year ago and a $.4 million loss on the sale of investment securities in the second quarter of 2005.

               Total non-interest income was $10.4 million for the six months ended June 30, 2005, compared to $11.3 million for the same period in 2004. The decrease in non-interest income can be primarily attributed to the impairment charge of $1.3 million pre-tax related to our investment in certain Freddie Mac preferred stock. Total non-interest income for the six months ended June 30, 2005, of $11.7 million, excluding the impairment charge of $1.3 million pretax, increased 4% or $.4 million from the same period in 2004. A discussion of non-GAAP financial information and a reconciliation to GAAP measures appears under the heading “Income Statement Overview” above. Gains on sales of loans declined $.4 million in the six months ended June 30, 2005 compared to the same period in 2004 due to decreased residential loan production. This decrease was more than offset by strong growth in trust revenue and payment systems related revenues. Service charges on deposit accounts increased 6%, or $.2 million in the six months ended June 30, 2005 compared to same period in 2004.

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

               Noninterest Expense. Noninterest expense for the three months ended June 30, 2005 was $17.2 million, an increase of $1.9 million or 12% compared to $15.3 million for the same period in 2004. Salary and benefit expense increased $1.4 million with the majority of the increase resulting from new branch team members in late 2004, increased variable pay due to higher loan originations, and the hiring of additional commercial lenders. The second quarter 2005 combined occupancy and equipment expense increased 7% from the second quarter of 2004, primarily due to additional branches. Marketing expenses increased $.4 million in the three months ended June 30, 2005 compared to the same period last year due to the introduction of the totally free checking product in the Oregon market.

               Total non-interest expense was $34.6 million for the six months ended June 30, 2005, compared to $30.5 million for the same period in 2004. Salary and benefit expense increased $2.2 million in the six months ended June 30, 2005 compared to the same period in 2004 resulting from new branch team members in late 2004, increased variable pay due to higher loan originations, and the hiring of additional commercial lenders. Professional fee expenses grew $.7 million in the six months ended June 30, 2005 compared to the same period in 2004 due to increased legal and accounting expenses. Marketing expenses increased $.5 million in 2005 compared to the same period in 2004 due to the introduction of the totally free checking product in the Oregon market. Bancorp also recorded a $.8 million litigation settlement charge in the first quarter of 2005.

               Income taxes. The provision for income taxes increased in the three and six month periods ended June 30, 2005, from the like periods in 2004, primarily due to an increase in income before taxes. Bancorp’s effective tax rate for the three months ended June 30, 2005 also increased to 33.0% from 32.0% for the same period in 2004.

Balance Sheet Overview

               Period end total assets increased to $1.85 billion as of June 30, 2005 from $1.79 billion at December 31, 2004. Our balance sheet has been focused on growth in targeted areas that support our corporate objectives, including small business and middle market commercial lending, construction and home equity lending, as well as core deposit production.

Investment Portfolio

               The investment portfolio at June 30, 2005, decreased $34.8 million compared to December 31, 2004. At June 30, 2005, total investment securities available for sale had pre-tax unrealized gains of $1.49 million. The composition and carrying value of Bancorp’s investment portfolio is as follows:

(Dollars in thousands)	June 30, 2005	December 31, 2004

Investments available for sale (At fair value)
U.S. Government agency securities	$54,348	$82,362
Corporate securities	19,819	18,029
Mortgage-backed securities	74,078	81,354
Obligations of state and political subdivisions	68,004	70,906
Equity and other securities	15,250	13,611

Total Investment Portfolio	$231,499	$266,262

               At March 31, 2005, the Company recorded an other-than-temporary impairment charge of approximately $803,000, after tax, or $.05 per fully diluted share, related to declines in the value of Freddie Mac preferred stock held in the Company’s available for sale investment portfolio. The Company owns 100,000 shares of Freddie Mac Preferred Series “L” stock that were acquired November 5, 1999, at a cost of $5,000,000, which was also the book value of these securities as of March 31, 2005, prior to the impairment charge. The market value of the securities as of that date was $3,684,000, and $3,675,000 as of June 30, 2005. The rate at which interest accrues on these shares resets every five years, most recently on December 31, 2004. The current interest rate of 3.58% is fixed until December 31, 2009, at which time it will reset to the 5 year treasury rate. The shares may be called at each reset date.

Loan Portfolio and Credit Management

               Interest and fees earned on the loan portfolio is our primary source of revenue. Loans represented 80% of total assets, or $1.48 billion as of June 30, 2005, compared to 80% or $1.43 billion at December 31, 2004. A certain degree of credit risk is inherent in our lending activities. The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. In addition, we attempt to manage our risk through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Through the credit review function the Company is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. The findings of these reviews are communicated with senior management and the Loan, Investment, and Asset/Liability Committee, which is made up of certain directors. As part of our ongoing lending process, internal risk ratings are assigned to each Commercial and Commercial Real Estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis. Credit files are examined periodically on a sample test basis, by internal and external auditors, as well as regulatory examiners.

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

               As part of our strategic efforts, we have placed an emphasis on increasing the commercial and home equity loan segments of our portfolio. Our strategy has resulted in the loan portfolio being more interest rate sensitive, contributing to the elimination of the liability interest rate sensitive position of the overall balance sheet a few years back, as well as more diversified from a credit risk perspective. Commercial loans now represent 24% of the loan portfolio, compared to 16% at December 31, 2000, while commercial real estate loans have declined from 58% to 48% of the loan portfolio over the same time period. We believe our focus on commercial business loans is a key contributor to our goal of increasing low cost deposits.

               The composition of Bancorp’s loan portfolio is as follows:

	June 30, 2005		December 31, 2004

(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial	$360,872	24.4%	$357,776	25.1%
Real estate construction	148,487	10.0%	116,974	8.2%
Real estate mortgage	221,735	15.0%	212,959	14.9%
Real estate commercial	714,291	48.3%	704,390	49.3%
Installment and other consumer	32,946	2.2%	35,895	2.5%

Total loans	1,478,331	100%	1,427,994	100%
Allowance for loan losses	(19,897)	1.35%	(18,971)	1.33%

Total loans, net	$1,458,434		$1,409,023

               The change in the composition of Bancorp’s loan portfolio, with increases in the percentage of loans that fall intocommercial and real estate mortgage (home equity) categories, reflects the strategic focus of the Company.

               The composition of commercial real estate loan types based on collateral is as follows:

	June 30, 2005		December 31, 2004

(Dollars in thousands)	Amount	Percent	Amount	Percent

Office Buildings	$160,700	22.5%	$155,600	22.1%
Retail Facilities	92,100	12.9%	89,900	12.8%
Multi-Family - 5+ Residential	67,800	9.5%	65,900	9.4%
Hotels/Motels	57,600	8.1%	62,900	8.9%
Medical Offices	44,100	6.2%	38,600	5.5%
Industrial parks and related	40,600	5.7%	37,000	5.3%
Assisted Living	38,200	5.3%	39,600	5.6%
Commercial/Agricultural	28,600	4.0%	27,500	3.9%
Land Development and Raw Land	21,900	3.1%	23,600	3.3%
Manufacturing Plants	21,400	3.0%	21,200	3.0%
Food Establishments	18,400	2.6%	18,900	2.7%
Mini Storage	15,900	2.2%	18,900	2.7%
Church, Civic, Nonprofit facilities	12,500	1.8%	10,000	1.4%
Health spa and gym	12,300	1.7%	11,500	1.6%
RV Parks, Marinas, related	8,200	1.1%	7,300	1.0%
Other	74,000	10.3%	76,000	10.8%

Total real estate commercial loans	$714,300	100%	$704,400	100%

               Approximately 39% of Bancorp’s commercial real estate loan portfolio is classified as owner occupied. Bancorp’s underwriting of commercial real estate loans is conservative with loan to value ratios generally not exceeding 75% and debt service coverage ratios generally at 120% or better.

               As of June 30, 2005, the Company had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Company. At June 30, 2005 and December 31, 2004, Bancorp had no bankers acceptances.

Nonperforming Assets

               Nonperforming assets include nonaccrual loans, other real estate owned, and loans past due more than 90 days. Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest or principal is doubtful or when the principal or interest payment becomes 90 days past due. Nonaccrual loans decreased $.2 million to $1.6 million at June 30, 2005 compared to December 31, 2004. The current nonaccrual loan balances are primarily a mix of commercial and commercial real estate secured loans. For nonaccrual loans, previously accrued but uncollected interest is charged against current earnings and income is only recognized to the extent payments are subsequently received.

               Nonperforming assets consist of the following:

(Dollars in thousands)	June 30,2005	December 31, 2004

Loans on nonaccrual status	$1,556	$1,803
Loans past due greater than 90 days not on nonaccrual status	—	—
Other real estate owned	198	384

Total nonperforming assets	$1,754	$2,187

Non-performing loans to total loans	0.11%	0.13%
Allowance for loan losses to non-performing loans	1279%	1052%
Non-performing assets to total assets	0.09%	0.12%
Allowance for loan losses to non-performing assets	1134%	867%

               At June 30, 2005, non-performing assets were $1.8 million or 0.09% of total assets, down from $6.6 million or 0.38% one year earlier. Bancorp’s allowance for loan losses as a percentage of total loans was 1.35% at June 30, 2005, down from 1.47% at June 30, 2004.

Allowance for Loan Losses

               Please see the Company’s 2004 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Loss Allowance and Provision” for a discussion of Bancorp’s methodologies underlying the calculation of the Company’s allowance for loan losses.

               At June 30, 2005, the Company’s allowance for loan losses was $19.9 million, consisting of a $17.3 million formula allowance, a $1.2 million specific allowance, and a $1.4 million unallocated allowance. At December 31, 2004, our allowance for loan losses was $19.0 million, consisting of a $17.3 million formula allowance, a $.3 million specific allowance, and a $1.4 million unallocated allowance. The changes in the allocation of the allowance for loan losses in the first six months of 2005 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of our loans, and charge-offs as well as recovery activity.

               At June 30, 2005, Bancorp’s allowance for loan loss was 1.35% of total loans, and 1279% of total nonperforming loans, compared with an allowance for loan losses at December 31, 2004 of 1.33% of total loans, and 1052% of total nonperforming loans, respectively.

               Changes in the allowance for loan losses are as follows for the year to date June 30, 2005, and full year ended 2004, respectively:

(Dollars in thousands)	Six months ended June 30, 2005	Year ended December 31, 2004

Loans outstanding at end of period	$1,478,331	$1,427,994
Average loans outstanding during the period	$1,448,020	$1,301,447
Allowance for loan losses, beginning of period	$18,971	$18,131
Loans charged off:
Commercial	(72)	(1,149)
Real Estate	(1)	(527)
Installment and consumer	(197)	(698)
Overdraft	(119)	—

Total loans charged off	(389)	(2,374)
Recoveries:
Commercial	247	438
Real Estate	88	340
Installment and consumer	128	176
Overdraft	27	—

Total recoveries	490	954
Net loans recovered (charged off)	101	(1,420)
Provision for loan losses	825	2,260

Allowance for loan losses, end of period	$19,897	$18,971

Ratio of net loans charged off to average loans outstanding year to date (1)	-0.01%	0.11%

(1) The ratio for the six months ended June 30, 2005, has been annualized.

               During the first six months of 2005, net loan recoveries were $101,000, compared to $908,000 in charge offs for the same period in 2004. The annualized percentage of net loans recovered year to date to average loans outstanding was 0.01% for the six months ended June 30, 2005, compared to 0.14% in the six months ended June 30, 2004. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

Deposits and Borrowings

               The following table summarizes the quarterly average amount of, and the average interest rate paid on, each of the deposit and borrowing categories for the periods shown.

	Second Quarter 2005		Second Quarter 2004

(Dollars in thousands)	Quarterly Average Balance	Rate Paid	Quarterly Average Balance	Rate Paid

Demand	$405,760		$335,647	—
Savings, money market and interest bearing demand	766,658	1.12%	732,928	0.43%
Certificates of deposit	366,109	2.69%	332,552	2.24%
Short-term borrowings	31,121	3.11%	35,921	1.14%
Long-term borrowings (1)	113,918	5.13%	112,022	5.18%

Total deposits and borrowings	$1,683,566	1.98%	$1,549,070	1.39%

(1) Long-term borrowings include Junior Subordinated Debentures.

               Quarterly average core deposits, consisting of demand, savings, money market, and interest bearing demand deposits, increased nearly 10% or $104 million in the second quarter of 2005 compared to the same period in 2004. Our core deposits increase was mainly due to improved sales practices by the branches and commercial teams resulting in both consumer and business core deposit growth, businesses maintaining higher balances to avoid service charges, and minimal, if any, interest rate differences between similar non-insured investments and the Company’s deposit products that are insured by the Federal Deposit Insurance Corporation (“FDIC”).

               Second quarter average time deposits increased $34 million or 10% in 2005 compared to 2004, as higher market interest rates increased demand for time deposits. The Company believes interest bearing deposits such as money market and time deposits can be generated with competitive interest rate pricing of such deposits.

Capital Resources

               The Federal Reserve Bank (“FRB”) and the FDIC have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of June 30, 2005, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

               The following table summarizes the consolidated risk based capital ratios of Bancorp and the Bank at June 30, 2005, and December 31, 2004 .

	June 30, 2005				December 31, 2004

(Dollars in thousands)	Actual Amount	Ratio	Amount Required For Minimum Capital Adequacy Amount	Percent required for Minimum Capital Adequacy	Actual Amount	Ratio	Amount Required For Minimum Capital Adequacy Amount	Percent required for Minimum Capital Adequacy

Tier 1 Capital
West Coast Bancorp	$176,284	10.13%	$69,589	4%	$172,366	10.40%	$66,281	4%
West Coast Bank	170,261	9.80%	69,522	4%	165,286	9.99%	66,215	4%
Total Capital
West Coast Bancorp	$196,184	11.28%	$139,177	8%	$191,337	11.55%	$132,561	8%
West Coast Bank	190,160	10.94%	139,044	8%	184,257	11.13%	132,431	8%
Risk weighted assets
West Coast Bancorp	$1,739,716				$1,657,013
West Coast Bank	1,738,046				1,655,383
Leverage Ratio
West Coast Bancorp	$176,284	9.56%	$55,338	3%	$172,366	9.72%	$53,215	3%
West Coast Bank	170,261	9.23%	55,313	3%	165,286	9.32%	53,178	3%
Adjusted total assets
West Coast Bancorp	$1,844,588				$1,773,848
West Coast Bank	1,843,750				1,772,617

               Stockholders’ equity increased to $151.5 million at June 30, 2005, up from $147.9 million at December 31, 2004. The increase was due to net income, a higher unrealized gain on securities available for sale and stock option exercises, including tax benefits associated with those option exercises, offset in part by Bancorp’s activity in its corporate stock repurchase program, and dividends to shareholders.

               In July 2000, Bancorp announced a corporate stock repurchase program that was expanded in September 2000, June 2001, September 2002, and again in April 2004. Under this plan, the Company can buy up to 3.88 million shares of the Company’s common stock, including completed purchases. The Company anticipates using existing funds, future net income, and/or long-term borrowings to finance future repurchases. During the first six months of 2005, and consistent with its capital plan, the Company repurchased approximately 253,300 shares, or approximately 2% of its common shares pursuant to its corporate stock repurchase program. Total shares available for repurchase under this plan were 583,000 at June 30, 2005.

               The following table presents information with respect to Bancorp’s stock repurchases.

(Shares and dollars in thousands, other than per share amounts)	Shares repurchased related to stock options and restricted stock	Shares repurchased as part of the corporate stock repurchase plan	Total shares repurchased in the period	Total cost of shares repurchased	Average total cost per share	Period end shares available for repurchase as part of the corporate stock repurchase plan

Year ended 2000	15	573	588	$5,454	$9.28	1,307
Year ended 2001	28	534	562	6,879	12.24	773
Year ended 2002	35	866	901	13,571	15.06	907
Year ended 2003	29	587	616	10,927	17.74	320
Year ended 2004	49	484	533	11,502	21.58	836
YTD ended June 30, 2005	35	253	288	6,692	23.24	583

Total	191	3,297	3,488	$55,025	$15.78

               Please also see discussion of stock repurchase activity during the quarter ended June 30, 2005, under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below.

Liquidity and Sources of Funds

               The Company’s primary sources of funds are customer deposits, maturities of investment securities, sales of “Available for Sale” securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank (“FHLB”), and the use of Federal Funds markets. The holding company specifically relies on dividends from the Bank and proceeds from the issuance of trust preferred securities to fund dividends to stockholders and stock repurchases.

               Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

               Deposits are the primary source of new funds. Total deposits were $1.56 billion at June 30, 2005, up from $1.51 billion at March 31, 2005. While brokered deposits may be used in the future, we have none outstanding at June 30, 2005. We attempt to attract deposits in our market areas through competitive pricing and delivery of quality products.

               At June 30, 2005, four wholly-owned subsidiary grantor trusts established by Bancorp had issued $26 million of pooled trust preferred securities. For a further discussion of the amount and terms of the pooled trust preferred securities, see Bancorp’s 2004 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Sources of Funds.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

               There has not been any material change in the market risk disclosure as compared to that contained in the Company’s 2004 10-K for the fiscal year ended December 31, 2004.

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

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares Remaining at Period End that May Be Purchased Under the Plans or Programs

4/1/05 - 4/30/05	34,862	$21.84	25,300	665,421
5/1/05 - 5/31/05	56,183	$21.45	56,000	609,421
6/1/05 - 6/30/05	26,978	$22.91	26,500	582,921

Total for quarter	118,023		107,800

(1)

Shares repurchased by Bancorp during the quarter include: (a) shares repurchased pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below, and (b) shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 9,562 shares, 183 shares, and 478 shares, respectively, for the periods indicated.

(2)

Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million in September 2001, by 1.0 million shares in September 2002, and 1.0 million in April 2004, for a total authorized repurchase amount as of June 30, 2005, of approximately 3.9 million shares.

Item 3.   Defaults Upon Senior Securities.

               None

Item 4.   Submission of Matters to a Vote of Security Holders

               None

Item 5.   Other Information

               None

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

WEST COAST BANCORP
(Registrant)

Dated: August 9, 2005	/s/ ROBERT D. SZNEWAJS

Robert D. Sznewajs
Chief Executive Officer and President

Dated: August 9, 2005	/s/ ANDERS GILTVEDT

Anders Giltvedt
Executive Vice President and Chief Financial Officer