Form 10-Q
period 2005-09-30
WEST COAST BANCORP /NEW/OR/
filed 2005-11-07
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes   ☐     No   ☒

The number of shares of Registrant’s Common Stock outstanding on October 31, 2005 was 14,743,329.

WEST COAST BANCORP
FORM 10-Q
QUARTERLY REPORT

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars and shares in thousands)	September 30, 2005	December 31, 2004

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$59,876	$40,751
Federal funds sold	18,635	101
Interest-bearing deposits in other banks	28	2

Total cash and cash equivalents	78,539	40,854
Trading assets	1,009	958
Investment securities available for sale, at fair value (amortized cost: $274,547 and $265,298)	274,344	266,262
Loans held for sale	4,612	2,706
Loans	1,516,740	1,427,994
Allowance for loan loss	(19,728)	(18,971)

Loans, net	1,497,012	1,409,023
Premises and equipment, net	29,037	29,117
Intangible assets, net	264	519
Bank owned life insurance	19,510	18,885
Other assets	29,118	22,595

Total assets	$1,933,445	$1,790,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$459,831	$391,746
Savings and interest-bearing demand	821,042	738,402
Certificates of deposit	363,249	342,561

Total deposits	1,644,122	1,472,709
Short-term borrowings	2,800	41,782
Long-term borrowings	85,500	85,500
Junior subordinated debentures	26,000	26,000
Other liabilities	20,066	17,074

Total liabilities	1,778,488	1,643,065
Commitments and contingent liabilities (note 5)
STOCKHOLDERS’ EQUITY:
Preferred stock: no par value, none issued; 10,000 shares authorized	—	—
Common stock: no par value, 55,000 shares authorized; 14,761 and 14,872 shares issued and outstanding, respectively	18,451	18,590
Additional paid-in capital	56,001	60,730
Retained earnings	82,698	69,612
Deferred compensation	(2,055)	(1,486)
Accumulated other comprehensive (loss) income	(138)	408

Total stockholders’ equity	154,957	147,854

Total liabilities and stockholders’ equity	$1,933,445	$1,790,919

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,

(In thousands, except per share amounts)	2005	2004	2005	2004

INTEREST INCOME:
Interest and fees on loans	$26,264	$20,086	$73,401	$58,193
Interest on taxable investment securities	1,922	2,430	5,860	7,645
Interest on nontaxable investment securities	674	768	2,031	2,318
Interest on deposits in other banks	42	40	50	46
Interest on federal funds sold	256	49	339	75

Total interest income	29,158	23,373	81,681	68,277
INTEREST EXPENSE:
Savings and interest-bearing demand	2,775	804	6,549	2,389
Certificates of deposit	2,799	1,930	7,382	5,733
Short-term borrowings	13	38	482	251
Long-term borrowings	816	1,255	2,656	3,147
Junior subordinated debt	483	483	1,438	1,366

Total interest expense	6,886	4,510	18,507	12,886

NET INTEREST INCOME	22,272	18,863	63,174	55,391
Provision for loan loss	400	225	1,225	2,125

Net interest income after provision for loan loss	21,872	18,638	61,949	53,266
NONINTEREST INCOME:
Service charges on deposit accounts	2,316	1,934	6,227	5,613
Payment systems related revenue	1,282	983	3,548	2,848
Trust and investment services revenue	1,359	1,154	3,727	3,360
Gain on sales of loans	741	962	2,417	2,993
Other	764	645	2,642	2,072
Loss on impairment of securities	—	—	(1,316)	—
Gains (losses) on sales of securities	(343)	—	(716)	75

Total noninterest income	6,119	5,678	16,529	16,961
NONINTEREST EXPENSE:
Salaries and employee benefits	10,703	9,444	30,359	26,945
Equipment	1,226	1,226	3,520	3,603
Occupancy	1,530	1,467	4,600	4,354
Payment systems related expense	428	369	1,224	1,051
Professional fees	523	513	2,183	1,431
Postage, printing and office supplies	713	646	2,048	1,950
Marketing	998	633	2,628	1,763
Communications	300	301	900	868
Litigation settlement charge	—	—	800	—
Other noninterest expense	2,013	1,543	4,810	4,666

Total noninterest expense	18,434	16,142	53,072	46,631

INCOME BEFORE INCOME TAXES	9,557	8,174	25,406	23,596
PROVISION FOR INCOME TAXES	2,844	2,462	8,027	7,431

NET INCOME	$6,713	$5,712	$17,379	$16,165

Basic earnings per share	$0.46	$0.39	$1.18	$1.09
Diluted earnings per share	$0.44	$0.37	$1.13	$1.04
Weighted average common shares	14,660	14,798	14,675	14,877
Weighted average diluted shares	15,370	15,382	15,355	15,531

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended September 30,

(Dollars in thousands)	2005	2004

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,379	$16,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation of premises and equipment	2,657	2,650
Deferred income tax (benefit) expense	(1,067)	380
Amortization of intangibles	255	260
Provision for loan loss	1,225	2,125
Increase in interest receivable	(1,508)	(294)
(Increase) decrease in other assets	(3,948)	1,288
Loss on impairment of securities	1,316	—
(Gains) losses on sale of securities	716	(75)
Gain on sales of loans	(2,417)	(2,993)
Origination of loans held for sale	(69,929)	(57,708)
Proceeds from sales of loans held for sale	70,440	60,162
Increase in interest payable	60	51
Increase in other liabilities	4,040	1,499
Increase in cash surrender value of bank owned life insurance	(625)	(634)
Stock based compensation expense	720	586
Tax benefit associated with stock options	(1,108)	(1,033)
Increase in trading assets	(51)	(16)

Net cash provided by operating activities	18,155	22,413
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	20,542	77,566
Proceeds from the sales of available for sale securities	49,732	1,114
Purchase of available for sale securities	(80,935)	(60,289)
Loans made to customers greater than principal collected on loans	(89,214)	(99,650)
Net capital expenditures	(2,577)	(2,611)

Net cash used in investing activities	(102,452)	(83,870)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest bearing transaction accounts	150,725	73,641
Net increase (decrease) in certificates of deposit	20,688	(8,573)
Proceeds from issuance of junior subordinated debentures	—	6,000
Proceeds from issuance of long-term borrowings	20,000	20,000
Payments made on long-term borrowings	(20,000)	(15,000)
Net decrease in short-term borrowings	(38,982)	(27)
Redemption and repurchase of common stock	(10,098)	(10,335)
Net proceeds from issuance of common stock	3,942	3,373
Dividends paid on common stock	(4,293)	(3,942)

Net cash provided by financing activities	121,982	65,137

NET INCREASE IN CASH AND CASH EQUIVALENTS	37,685	3,680
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	40,854	63,504

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$78,539	$67,184

Supplemental cash flow information:
Cash paid in the period for:
Interest	$18,447	$12,834
Income taxes	$10,312	$5,698

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

			Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (loss)	Total
	Common Stock

(Shares and Dollars in thousands)	Shares	Amount

BALANCE, January 1, 2004	15,076	$18,845	$66,462	$52,916	$(1,242)	$3,072	$140,053
Comprehensive income:
Net income	—	—	—	22,008	—	—	$22,008
Other comprehensive gain (loss):
Net unrealized investment loss	—	—	—	—	—	(4,789)	(4,789)
Net unrealized gain on derivatives-cash flow hedges	—	—	—	—	—	408	408
Reclassification adjustment for losses on sales of securities	—	—	—	—	—	20	20
Net tax benefit	—	—	—	—	—	1,697	1,697

Total comprehensive income							$19,344

Cash dividends, $.36 per common share	—	—	—	(5,312)	—	—	(5,312)
Issuance of common stock- option plans	279	348	2,854	—	—	—	3,202
Redemption of common stock -stock plans	(49)	(61)	(995)		69	—	(987)
Activity in Deferred Compensation Plan	(1)	(1)	(60)	—	—	—	(61)
Issuance of common stock-restricted stock plans	51	64	1,031	—	(1,095)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	782	—	782
Common stock repurchased and retired	(484)	(605)	(9,910)	—	—	—	(10,515)
Tax benefit associated with stock plans	—	—	1,348	—	—	—	1,348

BALANCE, December 31, 2004	14,872	18,590	60,730	69,612	(1,486)	408	$147,854
Comprehensive income:
Net income	—	—	—	17,379	—	—	$17,379
Other comprehensive gain (loss):
Net unrealized investment loss	—	—	—	—	—	(3,201)	(3,201)
Net unrealized gain on derivatives-cash flow hedges	—	—	—	—	—	269	269
Reclassification adjustment for losses on sales and impairment of securities	—	—	—	—	—	2,032	2,032
Net tax benefit	—	—	—	—	—	354	354

Total comprehensive income							$16,833

Cash dividends, $.29 per common share	—	—	—	(4,293)	—	—	(4,293)
Issuance of common stock- option plans	249	312	2,567	—	—	—	2,879
Redemption of common stock -stock plans	(40)	(50)	(900)	—	17	—	(933)
Activity in Deferred Compensation Plan	(1)	(2)	(44)	—	—	—	(46)
Issuance of common stock-restricted stock plans	62	78	1,228	—	(1,306)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	720	—	720
Common stock repurchased and retired	(381)	(477)	(8,688)	—	—	—	(9,165)
Tax benefit associated with stock plans	—	—	1,108	—	—	—	1,108

BALANCE, September 30, 2005	14,761	$18,451	$56,001	$82,698	$(2,055)	$(138)	$154,957

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       BASIS OF PRESENTATION

          The interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information.  In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”), and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust, and Totten, Inc., after elimination of intercompany transactions and balances.  Bancorp established itself as a financial holding company in September 2005 to have more flexibility in the products and services it provides through its subsidiaries.  Certain reclassifications of prior year amounts have been made to conform to current classifications.  The Company’s interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements and related notes contained in Bancorp’s 2004 Annual Report on Form 10-K (“2004 10-K”).

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for the three and nine months ended September 30, 2005 and cash flows for the nine months ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005, or other future periods.

          Accounting for Stock-Based Compensation.  At September 30, 2005, Bancorp had multiple stock option plans, including a stock incentive plan under which both restricted stock and stock options are presently being granted.  Bancorp recognizes compensation expense for restricted stock granted.  Bancorp accounts for its stock option and stock plans using the intrinsic value method under Accounting Principles Board (“APB”) Opinion No. 25, under which no compensation cost has been recognized for stock options granted in the periods presented. All options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the fair value based method established in Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” had been applied to all outstanding and unvested awards in each period.

	Three months ended September 30,		Nine months ended September 30,

(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net income, as reported	$6,713	$5,712	$17,379	$16,165
Add: Restricted stock compensation expense included in reported net income, net of related tax effects	164	125	439	358
Deduct: Stock-based compensation expense including both restricted stock and stock options, determined under fair value based method, net of related tax effects	(252)	(360)	(1,049)	(924)

Pro forma net income	$6,625	$5,477	$16,769	$15,599

Earnings per share:
Basic-as reported	$0.46	$0.39	$1.18	$1.09
Basic-proforma	$0.45	$0.37	$1.14	$1.05
Diluted-as reported	$0.44	$0.37	$1.13	$1.04
Diluted-proforma	$0.43	$0.36	$1.09	$1.00

1.       BASIS OF PRESENTATION (Continued)

          New Accounting Pronouncements.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123, “Share-Based Payment” (“SFAS 123R”).  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  In addition, this statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions.  This statement replaces SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25.  In addition, this statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  The impact on our financial statements from future stock option grants is unknown until such grants have been made.

          The effective date of the standard under these new rules for our consolidated financial statements is January 1, 2006 and management is assessing the impact of adopting SFAS 123R on the Company’s consolidated financial statements.  The adoption of SFAS 123R will have an impact on our consolidated financial statements as we will be required to expense the fair value of our stock option grants rather than disclose the impact on our consolidated net income within the footnotes, as is the Company’s current practice.

2.       INVESTMENT SECURITIES AVAILABLE FOR SALE

          The composition and carrying value of Bancorp’s investment portfolio is as follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004

Investments available for sale (At fair value)
U.S. Government agency securities	$89,740	$82,362
Corporate securities	19,775	18,029
Mortgage-backed securities	81,886	81,354
Obligations of state and political subdivisions	67,755	70,906
Equity and other securities	15,188	13,611

Total Investment Portfolio	$274,344	$266,262

          The following table provides information on investment securities with 12 month or greater continuous unrealized losses as of September 30, 2005:

(Dollars in thousands)	Amortized cost of securities with an unrealized loss for more than 12 months	Fair value of securities with an unrealized loss for more than 12 months	Unrealized Gross Losses

U.S. Government agency securities	$3,577	$3,483	$(94)
Mortgage-backed securities	24,608	24,218	$(390)
Obligations of state and political subdivisions	2,671	2,576	(95)
Equity and other securities	6,289	6,226	(63)

Total	$37,145	$36,503	$(642)

          The following table provides information on securities which have an unrealized loss and have been in an unrealized loss position for less than 12 months as of September 30, 2005:

(Dollars in thousands)	Amortized cost of securities with an unrealized loss for less than 12 months	Fair value of securities with an unrealized loss for less than 12 months	Unrealized Gross Losses

U.S. Government agency securities	$71,989	$71,539	$(450)
Mortgage-backed securities	42,912	42,444	(468)
Obligations of state and political subdivisions	11,454	11,363	(91)
Equity and other securities	9,111	9,015	(96)

Total	$135,466	$134,361	$(1,105)

          At September 30, 2005, the Company had 21 investment securities with an unrealized loss of $.6 million that have been in a continuous unrealized loss position for more than 12 months.  There were a total of 73 securities in the investment portfolio with a total unrealized loss of $1.7 million at September 30, 2005. The unrealized loss on our investment securities portfolio was substantially due to an increase in interest rates subsequent to their purchase. The fair value of these securities fluctuates as market interest rates change.  The Company has the ability and intent to hold these securities until the value recovers.  Based on management’s evaluation and intent, none of the unrealized losses summarized in these tables are considered other-than-temporary.  In addition to accounting and regulatory guidance, in determining whether a security is other-than-temporarily impaired, Bancorp regularly considers the duration and amount of the unrealized loss, the financial condition of the issuer, and the prospects for a change in market value within a reasonable period of time.

          At March 31, 2005, the Company recorded an other-than-temporary impairment charge of approximately $1.3 million, pretax or $803,000, after tax, or $.05 per fully diluted share, related to declines in the value of Freddie Mac preferred stock held in the Company’s available for sale investment portfolio. The Company owns 100,000 shares of Freddie Mac Preferred Series “L” stock that were acquired November 5, 1999, at a cost of $5,000,000, which was also the book value of these securities as of March 31, 2005, prior to the impairment charge. The market value of the securities as of that date was $3,684,000, and $3,655,000 as of September 30, 2005.  The rate at which interest accrues on these shares resets every five years, most recently on December 31, 2004. The current interest rate of 3.58% is fixed until December 31, 2009, at which time it will reset to the 5 year treasury rate. The shares may be called at each reset date.

3.       LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition and carrying value of Bancorp’s loan portfolio excluding loans held for sale is as follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004

	Amount	Amount
Commercial	$374,054	$357,776
Real estate construction	187,779	116,974
Real estate mortgage	218,511	212,959
Real estate commercial	707,032	704,390
Installment and other consumer	29,364	35,895

Total loans	1,516,740	1,427,994
Allowance for loan losses	(19,728)	(18,971)

Total loans, net	$1,497,012	$1,409,023

          The following table presents activity in the allowance for loan losses for the three and nine months ended September 30, 2005 and 2004:

	Three months ended

(Dollars in thousands)	September 30, 2005	September 30, 2004

Balance at beginning of period	$19,897	$19,123
Provision for loan losses	400	225
Loans charged off	(823)	(276)
Recoveries	254	349

Balance at end of period	$19,728	$19,421

	Nine months ended

(Dollars in thousands)	September 30, 2005	September 30, 2004

Balance at beginning of period	$18,971	$18,131
Provision for loan losses	1,225	2,125
Loans charged off	(1,212)	(1,590)
Recoveries	744	755

Balance at end of period	$19,728	$19,421

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

The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations:

	Net Income	Weighted Average Shares	Per Share Amount

(Dollars and shares in thousands, except per share data)	Three months ended September 30, 2005

Basic earnings	$6,713	14,660	$0.46
Common stock equivalents from:
Stock options		678
Restricted stock		32

Diluted earnings	$6,713	15,370	$0.44

	Three months ended September 30, 2004

Basic earnings	$5,712	14,798	$0.39
Common stock equivalents from:
Stock options		562
Restricted stock		22

Diluted earnings	$5,712	15,382	$0.37

	Net Income	Weighted Average Shares	Per Share Amount

	Nine months ended September 30, 2005

Basic earnings	$17,379	14,675	$1.18
Common stock equivalents from:
Stock options		639
Restricted stock		41

Diluted earnings	$17,379	15,355	$1.13

	Nine months ended September 30, 2004

Basic earnings	$16,165	14,877	$1.09
Common stock equivalents from:
Stock options		616
Restricted stock		38

Diluted earnings	$16,165	15,531	$1.04

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

6.       COMPREHENSIVE INCOME

          The components of comprehensive income are as follows:

	Three months ended September 30,		Nine months ended September 30,

(Dollars in thousands)	2005	2004	2005	2004

Net income as reported	$6,713	$5,712	$17,379	$16,165
Unrealized gains (losses) on securities arising during the period	(2,037)	3,976	(3,201)	(1,888)
Tax benefit (provision)	800	(1,562)	1,252	742

Net unrealized gains (losses) on securities, net of tax	(1,237)	2,414	(1,949)	(1,146)
Plus: Reclassification adjustment for losses (gains) on sale of securities	343	—	716	(75)
Tax provision (benefit)	(134)	—	(279)	29

Net (gain) loss on sale of securities	209	—	437	(46)
Plus: Reclassification adjustment for loss on impairment of security	—	—	1,316	—
Tax benefit	—	—	(513)	—

Net loss on impairment of security	—	—	803	—
Unrealized gains (losses) on derivatives- cash flow hedges	106	(96)	269	228
Tax provision (benefit)	(42)	38	(106)	(89)

Unrealized gains (losses) from derivatives, cash of flow hedges, net of tax	64	(58)	163	139

Total comprehensive income	$5,749	$8,068	$16,833	$15,112

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

	Three months ended September 30, 2005

(Dollars in thousands)	Banking	Other	Intersegment	Consolidated

Interest income	$29,138	$20	$—	$29,158
Interest expense	6,444	442	—	6,886

Net interest income	22,694	(422)	—	22,272

Provision for loan loss	400	—	—	400
Noninterest income	5,654	692	(227)	6,119
Noninterest expense	17,909	752	(227)	18,434

Income (loss) before income taxes	10,039	(482)	—	9,557
Provision (benefit) for income taxes	3,033	(189)	—	2,844

Net income (loss)	$7,006	$(293)	$—	$6,713

Depreciation and amortization	$876	$2	$—	$878
Assets	$1,929,594	$9,940	$(6,089)	$1,933,445
Loans, net	$1,497,012	$—	$—	$1,497,012
Deposits	$1,649,711	$—	$(5,589)	$1,644,122
Equity	$171,488	$(16,531)	—	$154,957

	Three months ended September 30, 2004

(Dollars in thousands)	Banking	Other	Intersegment	Consolidated

Interest income	$23,353	$20	$—	$23,373
Interest expense	4,128	382	—	4,510

Net interest income	19,225	(362)	—	18,863

Provision for loan loss	225	—	—	225
Noninterest income	5,209	583	(114)	5,678
Noninterest expense	15,685	571	(114)	16,142

Income (loss) before income taxes	8,524	(350)	—	8,174
Provision (benefit) for income taxes	2,599	(137)	—	2,462

Net income (loss)	$5,925	$(213)	$—	$5,712

Depreciation and amortization	$861	$2	$—	$863
Assets	$1,741,227	$3,290	$(282)	$1,744,235
Loans, net	$1,300,625	$—	$(350)	$1,300,275
Deposits	$1,479,407	$—	$(9,480)	$1,469,927
Equity	$162,288	$(17,440)	—	$144,848

	Nine months ended September 30, 2005

(Dollars in thousands)	Banking	Other	Intersegment	Consolidated

Interest income	$81,623	$58	$—	$81,681
Interest expense	17,231	1,276	—	18,507

Net interest income	64,392	(1,218)	—	63,174

Provision for loan loss	1,225	—	—	1,225
Noninterest income	15,066	2,036	(573)	16,529
Noninterest expense	51,533	2,112	(573)	53,072

Income (loss) before income taxes	26,700	(1,294)	—	25,406
Provision (benefit) for income taxes	8,532	(505)	—	8,027

Net income (loss)	$18,168	$(789)	$—	$17,379

Depreciation and amortization	$2,651	$6	$—	$2,657
Assets	$1,929,594	$9,940	$(6,089)	$1,933,445
Loans, net	$1,497,012	$—	$—	$1,497,012
Deposits	$1,649,711	$—	$(5,589)	$1,644,122
Equity	$171,488	$(16,531)	—	$154,957

	Nine months ended September 30, 2004

(Dollars in thousands)	Banking	Other	Intersegment	Consolidated

Interest income	$68,218	$59	$—	$68,277
Interest expense	11,848	1,038	—	12,886

Net interest income	56,370	(979)	—	55,391

Provision for loan loss	2,125	—	—	2,125
Noninterest income	15,609	1,695	(343)	16,961
Noninterest expense	45,147	1,827	(343)	46,631

Income (loss) before income taxes	24,707	(1,111)	—	23,596
Provision (benefit) for income taxes	7,865	(434)	—	7,431

Net income (loss)	$16,842	$(677)	$—	$16,165

Depreciation and amortization	$2,645	$5	$—	$2,650
Assets	$1,741,227	$3,290	$(282)	$1,744,235
Loans, net	$1,300,625	$—	$(350)	$1,300,275
Deposits	$1,479,407	$—	$(9,480)	$1,469,927
Equity	$162,288	$(17,440)	—	$144,848

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes to those statements that appear under the heading “Financial Statements and Supplementary Data” in Bancorp’s 2004 10-K.

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

Income Statement Overview

Three and nine months ended September 30, 2005 and 2004

          Net Income.  Bancorp’s net income was $6.7 million, or $.44 per diluted share, for the three months ended September 30, 2005, compared to $5.7 million, or $.37 per diluted share, for the three months ended September 30, 2004.  This represents an 18.9% increase in earnings per diluted share from the same quarter in 2004.  Our return on equity for the quarters ended September 30, 2005 and 2004 was 17.4% and 16.0%, respectively.

          Net income for the nine months ended September 30, 2005 was $17.4 million or $1.13 per diluted share compared to $16.2 million or $1.04 per diluted share for the same period last year.

          In addition to net income for the nine months ended September 30, 2005, management is reporting core earnings below.  Core earnings, core earnings per diluted share, and core return on average equity are non-GAAP financial measures derived by adjusting the Company’s GAAP earnings (I) for the third quarter 2005 to exclude the beneficial impact of the State corporate income tax credit in the third quarter 2005 of approximately $.3 million or $.02 per diluted share and (II) for the first nine months of 2005, to exclude the positive effects of the tax credit, as well as the negative impact of a first quarter impairment charge of approximately $.8 million or $.05 per diluted share. Management uses this non-GAAP information internally and has disclosed it to investors based on its belief that the disclosure provides additional, valuable information relating to financial results derived from its operations as compared to prior periods.

          Bancorp’s core earnings were $6.44 million or $0.42 per diluted share for the third quarter of 2005, compared to third quarter 2004 earnings of $5.71 million or $.37 per diluted share, representing a 14% increase in core earnings per diluted share.

          Bancorp’s core earnings were $17.9 million or $1.17 per diluted share for the nine months ended September 30, 2005, compared to earnings of $16.2 million or $1.04 per diluted share for the same period in 2004.

          The following table reconciles net income to core earnings, including per-share and return on equity figures:

	Three months ended Sept. 30,		Nine months ended Sept. 30,

(Dollars in thousands, except per share data)	2005	2004	2005	2004

Net income	$6,713	$5,712	$17,379	$16,165
Add: Impairment charge on securities, net of tax	—	—	803	—
Subtract: Impact of State corporate income tax credit	(274)	—	(274)	—

Core earnings	$6,439	$5,712	$17,908	$16,165

Diluted Earnings per Share
Net income	$0.44	$0.37	$1.13	$1.04
Core earnings	$0.42	$0.37	$1.17	$1.04
Return on Average Equity
Net income	17.4%	16.0%	15.5%	15.3%
Core earnings	16.7%	16.0%	16.0%	15.3%

          Net Interest Income. For the quarter ended September 30, 2005, net interest income on a tax equivalent basis was $22.6 million, compared with $19.3 million in the third quarter of 2004. Higher loan balances outstanding, augmented by improved earning asset and deposit mixes, contributed to the higher net interest income.  Net interest income on a tax equivalent basis for the nine months ended September 30, 2005, increased $7.6 million to $64.3 million from $56.6 million for the same period in 2004.

          The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net interest margin on average interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended September 30,		Increase (Decrease)	Percentage Change

(Dollars in thousands)	2005	2004	2005-2004	2005-2004

Interest and fee income (1)	$29,520	$23,786	$5,734	24.1%
Interest expense	6,886	4,510	2,376	52.7%

Net interest income (1)	$22,634	$19,276	$3,358	17.4%
Average interest earning assets	$1,777,423	$1,631,183	$146,240	9.0%
Average interest bearing liabilities	$1,276,349	$1,202,955	$73,394	6.1%
Average interest earning assets/ Average interest bearing liabilities	139.3%	135.6%	3.66
Average yields earned (1)	6.59%	5.80%	0.79
Average rates paid	2.14%	1.49%	0.65
Net interest spread (1)	4.45%	4.31%	0.14
Net interest margin (1)	5.05%	4.70%	0.35

	Nine months ended September 30,		Increase (Decrease)	Percentage Change

(Dollars in thousands)	2005	2004	2005-2004	2005-2004

Interest and fee income (1)	$82,774	$69,526	$13,248	19.1%
Interest expense	18,507	12,886	5,621	43.6%

Net interest income (1)	$64,267	$56,640	$7,627	13.5%
Average interest earning assets	$1,738,352	$1,602,264	$136,088	8.5%
Average interest bearing liabilities	$1,268,649	$1,203,055	$65,594	5.5%
Average interest earning assets/ Average interest bearing liabilities	137.0%	133.2%	3.84
Average yields earned (1)	6.37%	5.80%	0.57
Average rates paid	1.95%	1.43%	0.52
Net interest spread (1)	4.42%	4.37%	0.05
Net interest margin (1)	4.94%	4.72%	0.22

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.
Ratios for the three and nine months ended September 30, 2005 and 2004 have been annualized where appropriate.

          Analysis of Net Interest Income. Net interest income, including a $.36 million adjustment to a tax equivalent basis for the three months ended September 30, 2005, increased 17.4% to $22.6 million from $19.3 million, including a $.41 million adjustment to a tax equivalent basis for the same period in 2004.  Growth in average loan and deposit balances of 14% and 11%, respectively, from third quarter of 2004, augmented by improved earning asset and deposit mixes, contributed to the higher net interest  income. The net interest margin for the third quarter of 2005 expanded to 5.05% from 4.70% in the third quarter of 2004, mainly due to a shift in earning asset mix towards loans, higher loan fees, higher value of non-interest bearing demand deposits from rising short-term interest rates as well as lower borrowing costs.  Average yields on earning assets increased 79 basis points to 6.59% in the third quarter of 2005 from 5.80% in the third quarter of 2004.  Average interest earning assets increased $146 million, or 9.0%, to $1.78 billion in the third quarter of 2005 from $1.63 billion for the same period in 2004.  Third quarter 2005 average rates paid on interest bearing liabilities increased 65 basis points to 2.14%, from 1.49% for the same period in 2004.  The net interest spread increased from 4.31% in the third quarter of 2004 to 4.45% in the third quarter of 2005.

          Changing interest rate environments, including the shape and level of the yield curve, could lead to lower net interest income, and competitive pricing pressure could lead to lower loan yields and fees.

          Provision for Loan Loss. Bancorp recorded provisions for loan losses for the third quarters of 2005 and 2004 of $.4 million and $.2 million respectively. The increase in the provision was primarily due to an increase in net charge-offs in the third quarter of 2005 compared to the same quarter last year.  Net charge offs for the third quarter of 2005 were $.6 million, compared to a net recovery of $73,000 for the same period in 2004.  Annualized net charge offs for the third quarter 2005 were 0.15% of average loans, up from annualized net recoveries of 0.02% in the same period last year.

          The provision for loan losses for the nine months ended September 30, 2005 was $1.2 million compared to $2.1 million for the same period in 2004, a reduction in part caused by lower net charge offs for the nine months ended September 30, 2005 at $.5 million compared to $.8 million for the nine months ended September 30, 2004.

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

          Noninterest Income. Total non-interest income was $6.1 million for the three months ended September 30, 2005, an increase of nearly 8% compared to $5.7 million for the quarter ended September 30, 2004.  The increase in non-interest income can be attributed to strong growth in payment system revenues of $.3 million or 30%, which includes debit card, interchange and merchant bankcard revenues.  Moreover, trust and investment services revenue increased nearly 18% or $.2 million over the third quarter of 2004, while deposit service charge revenues were up $.4 million or 20% over the same period last year.

          Total non-interest income was $16.5 million for the nine months ended September 30, 2005, compared to $17.0 million for the same period in 2004.  The decrease in non-interest income can be primarily attributed to the impairment charge of $1.3 million pre-tax related to our investment in certain Freddie Mac preferred stock.  Gains on sales of loans declined $.6 million in the nine months ended September 30, 2005 compared to the same period in 2004 due to lower residential loan production volume.  This decrease was more than offset by strong growth in trust revenue and payment systems related revenues.  Service charges on deposit accounts increased 11%, or $.6 million in the nine months ended September 30, 2005 compared to same period in 2004.

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

          Noninterest Expense.  Noninterest expense for the three months ended September 30, 2005 was $18.4 million, an increase of $2.3 million or 14% compared to $16.1 million for the same period in 2004.  Salary and benefit expense increased $1.3 million with the majority of the increase resulting from new lending and branch team members in late 2004 and increased variable compensation.  Marketing expenses increased $.4 million in the three months ended September 30, 2005 compared to the same period last year due to marketing expense associated with the totally free checking product in the Oregon market.  Other non-interest expense increased in the third quarter of 2005 compared to the same period in 2004 primarily due to increased check processing charges, loan origination expense, tax credit expense and losses on the disposition of fixed assets.

          Total non-interest expense was $53.1 million for the nine months ended September 30, 2005, compared to $46.6 million for the same period in 2004.  Salary and benefit expense increased $3.4 million in the nine months ended September 30, 2005 compared to the same period in 2004 resulting from new lending and branch team members in late 2004 and increased variable compensation.  Occupancy expense increased $.2 million in the nine months ended September 30, 2005 compared to the same period in 2004 due to additional branches and increases in rental rates.  Strong growth in payment systems volumes increased payment system expense by 16% year to date in 2005 compared to the same period in 2004.  Professional fee expenses grew $.8 million in the nine months ended September 30, 2005 compared to the same period in 2004 due to increased legal and accounting expenses, particularly in the first quarter of 2005.  Marketing expenses increased $.9 million in 2005 compared to the same period in 2004 due to increased marketing costs associated with the free checking product in the Oregon market in 2005.

          Income taxes.  The provision for income taxes increased in the three and nine month periods ended September 30, 2005, from the like periods in 2004, primarily due to an increase in income before taxes partly offset by the beneficial impact of a State corporate income tax credit of $.3 million. Bancorp’s effective tax rate for the three months ended September 30, 2005 decreased slightly to 29.8% from 30.1% for the same period in 2004, primarily due to the State corporate income tax credit.

Balance Sheet Overview

          Period end total assets increased to $1.93 billion as of September 30, 2005 from $1.79 billion at December 31, 2004.  Our balance sheet growth has reflected our efforts in targeted areas that support our corporate objectives, including small business and middle market commercial lending, construction and home equity lending, as well as core deposit production.

Investment Portfolio

          The investment portfolio at September 30, 2005, increased $8.1 million compared to December 31, 2004.  At September 30, 2005, total investment securities available for sale had pre-tax net unrealized losses of $0.2 million.  The composition and carrying value of Bancorp’s investment portfolio is as follows:

(Dollars in thousands)	September 30, 2005	December 31, 2004

Investments available for sale (At fair value)
U.S. Government agency securities	$89,740	$82,362
Corporate securities	19,775	18,029
Mortgage-backed securities	81,886	81,354
Obligations of state and political subdivisions	67,755	70,906
Equity and other securities	15,188	13,611

Total Investment Portfolio	$274,344	$266,262

          At March 31, 2005, the Company recorded an other-than-temporary impairment charge of approximately $803,000, after tax, or $.05 per fully diluted share, related to declines in the value of Freddie Mac preferred stock held in the Company’s available for sale investment portfolio. The Company owns 100,000 shares of Freddie Mac Preferred Series “L” stock that were acquired November 5, 1999, at a cost of $5,000,000, which was also the book value of these securities as of March 31, 2005, prior to the impairment charge. The market value of the securities as of that date was $3,684,000, and $3,655,000 as of September 30, 2005.  The rate at which interest accrues on these shares resets every five years, most recently on December 31, 2004. The current interest rate of 3.58% is fixed until December 31, 2009, at which time it will reset to the 5 year treasury rate. The shares may be called at each reset date.

Loan Portfolio and Credit Management

          Interest and fees earned on the loan portfolio is our primary source of revenue.  Loans represented 78% of total assets, or $1.52 billion as of September 30, 2005, compared to 80% or $1.43 billion at December 31, 2004. A certain degree of credit risk is inherent in our lending activities. The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities.  In addition, we attempt to manage our risk through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards.  Through the credit review function the Company is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application.  The findings of these reviews are communicated with senior management and the Loan, Investment, and Asset/Liability Committee, which is made up of certain directors.  As part of our ongoing lending process, internal risk ratings are assigned to each Commercial and Commercial Real Estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made.  Large balance accounts have the credit risk rating reviewed on at least an annual basis.  Credit files are examined periodically on a sample test basis, by internal and external auditors, as well as regulatory examiners.

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

          As part of our strategic efforts, we have placed an emphasis on increasing the commercial and home equity loan segments of our portfolio.  Our strategy has resulted in the loan portfolio being more interest rate sensitive, contributing to the elimination of the liability interest rate sensitive position of the overall balance sheet a few years back, as well as more diversified from a credit risk perspective.  Commercial loans now represent 25% of the loan portfolio, compared to 16% at December 31, 2000, while commercial real estate loans have declined from 58% to less than 47% of the loan portfolio over the same time period.  We believe our focus on commercial businesses is a key contributor to increasing low cost deposits.

          The composition of Bancorp’s loan portfolio is as follows:

(Dollars in thousands)	September 30, 2005		December 31, 2004

	Amount	Percent	Amount	Percent
Commercial	$374,054	24.7%	$357,776	25.1%
Real estate construction	187,779	12.4%	116,974	8.2%
Real estate mortgage	218,511	14.4%	212,959	14.9%
Real estate commercial	707,032	46.6%	704,390	49.3%
Installment and other consumer	29,364	1.9%	35,895	2.5%

Total loans	1,516,740	100%	1,427,994	100%
Allowance for loan losses	(19,728)	1.30%	(18,971)	1.33%

Total loans, net	$1,497,012		$1,409,023

          The change in the composition of Bancorp’s loan portfolio, with increases in the percentage of loans that fall into commercial and real estate mortgage (home equity) categories, reflects the strategic focus of the Company.

          The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands)	September 30, 2005		December 31, 2004

	Amount	Percent	Amount	Percent
Office Buildings	$156,000	22.1%	$155,600	22.1%
Retail Facilities	91,800	13.0%	89,900	12.8%
Multi-Family - 5+ Residential	65,400	9.2%	65,900	9.4%
Hotels/Motels	57,800	8.2%	62,900	8.9%
Medical Offices	44,100	6.2%	38,600	5.5%
Industrial parks and related	42,200	6.0%	37,000	5.3%
Commercial/Agricultural	30,400	4.3%	27,500	3.9%
Assisted Living	29,000	4.1%	39,600	5.6%
Manufacturing Plants	20,900	3.0%	21,200	3.0%
Land Development and Raw Land	18,700	2.6%	23,600	3.3%
Food Establishments	17,400	2.5%	18,900	2.7%
Mini Storage	16,300	2.3%	18,900	2.7%
Health spa and gym	11,800	1.7%	11,500	1.6%
Church, Civic, Nonprofit facilities	10,900	1.5%	10,000	1.4%
RV Parks, Marinas, related	8,000	1.1%	7,300	1.0%
Other	86,300	12.2%	76,000	10.8%

Total real estate commercial loans	$707,000	100%	$704,400	100%

          Approximately 39% of Bancorp’s commercial real estate loan portfolio is classified as owner occupied.  Bancorp’s underwriting of commercial real estate loans is conservative with loan to value ratios generally not exceeding 75% and debt service coverage ratios generally at 120% or better.

          As of September 30, 2005, the Company had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests.  These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Company.  At September 30, 2005 and December 31, 2004, Bancorp had no bankers acceptances.

Nonperforming Assets

          Nonperforming assets include nonaccrual loans, other real estate owned, and loans past due more than 90 days.  Interest income on loans is accrued daily on the principal balance outstanding.  Generally, no interest is accrued on loans when factors indicate collection of interest or principal is doubtful or when the principal or interest payment becomes 90 days past due.  Nonaccrual loans decreased $.2 million to $1.6 million at September 30, 2005 compared to December 31, 2004.  The current nonaccrual loan balances are primarily a mix of commercial and commercial real estate secured loans.  For nonaccrual loans, previously accrued but uncollected interest is charged against current earnings and income is only recognized to the extent payments are subsequently received.

          Nonperforming assets consist of the following:

(Dollars in thousands)	September 30, 2005	December 31, 2004

Loans on nonaccrual status	$1,568	$1,803
Loans past due greater than 90 days not on nonaccrual status	—	—
Other real estate owned	98	384

Total nonperforming assets	$1,666	$2,187

Non-performing loans to total loans	0.10%	0.13%
Allowance for loan losses to non-performing loans	1258%	1052%
Non-performing assets to total assets	0.09%	0.12%
Allowance for loan losses to non-performing assets	1184%	867%

          At September 30, 2005, non-performing assets were $1.7 million or 0.09% of total assets, down from $4.9 million or 0.28% one year earlier.  Bancorp’s allowance for loan losses as a percentage of total loans was 1.30% at September 30, 2005, down from 1.47% at September 30, 2004.

Allowance for Loan Losses

          Please see the Company’s 2004 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Loss Allowance and Provision” for a discussion of Bancorp’s methodologies underlying the calculation of the Company’s allowance for loan losses.

          At September 30, 2005, the Company’s allowance for loan losses was $19.7 million, consisting of a $17.4 million formula allowance, a $1.0 million specific allowance, and a $1.3 million unallocated allowance.  At December 31, 2004, our allowance for loan losses was $19.0 million, consisting of a $17.3 million formula allowance, a $.3 million specific allowance, and a $1.4 million unallocated allowance.  The changes in the allocation of the allowance for loan losses in the first nine months of 2005 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of our loans, and charge-offs as well as recovery activity.  In addition, net overdraft losses are included in the calculation of the allowance for loan losses per the guidance provided by regulatory authorities earlier in 2005, “Joint Guidance on Overdraft Protection Programs.”

          At September 30, 2005, Bancorp’s allowance for loan loss was 1.30% of total loans, and 1258% of total nonperforming loans, compared with an allowance for loan losses at December 31, 2004 of 1.33% of total loans, and 1052% of total nonperforming loans, respectively.

          Changes in the allowance for loan losses are as follows for the year to date September 30, 2005, and full year ended 2004, respectively:

(Dollars in thousands)	Nine months ended September 30, 2005	Year ended December 31, 2004

Loans outstanding at end of period	$1,516,740	$1,427,994
Average loans outstanding during the period	$1,462,751	$1,301,447
Allowance for loan losses, beginning of period	$18,971	$18,131
Loans charged off:
Commercial	(572)	(1,149)
Real Estate	(1)	(527)
Installment and consumer	(396)	(698)
Overdraft	(243)	—

Total loans charged off	(1,212)	(2,374)
Recoveries:
Commercial	359	438
Real Estate	106	340
Installment and consumer	229	176
Overdraft	50	—

Total recoveries	744	954
Net loans recovered (charged off)	(468)	(1,420)
Provision for loan losses	1,225	2,260

Allowance for loan losses, end of period	$19,728	$18,971

Ratio of net loans charged off to average loans outstanding year to date (1)	0.04%	0.11%

(1) The ratio for the nine months ended September 30, 2005, has been annualized.

          During the first nine months of 2005, net loan charge offs were $.5 million, compared to $.8 million in charge offs for the same period in 2004. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.04% for the nine months ended September 30, 2005, compared to 0.09% in the nine months ended September 30, 2004. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

Deposits and Borrowings

          The following table summarizes the quarterly average amount of, and the average interest rate paid on, each of the deposit and borrowing categories for the periods shown.

	Third Quarter 2005		Third Quarter 2004

(Dollars in thousands)	Quarterly Average Balance	Rate Paid	Quarterly Average Balance	Rate Paid

Demand	$442,922	—	$372,280	—
Savings, money market and interest bearing demand	790,375	1.39%	736,897	0.43%
Certificates of deposit	373,197	2.98%	341,330	2.25%
Short-term borrowings	1,277	3.97%	10,782	1.41%
Long-term borrowings (1)	111,500	4.62%	113,946	6.07%

Total deposits and borrowings	$1,719,271	2.14%	$1,575,235	1.49%

(1) Long-term borrowings include junior subordinated debentures.

          Quarterly average core deposits, consisting of demand, savings, money market, and interest bearing demand deposits, increased 11% or $124 million in the third quarter of 2005 compared to the same period in 2004.  Our deposits increase was mainly due to the combination of more marketing towards low cost deposit categories and improved sales practices by the branches and commercial teams resulting in both consumer and business deposit growth.

          Third quarter average time deposits increased $32 million or 9% in 2005 compared to 2004, as higher market interest rates increased demand for time deposits.  The Company believes interest bearing deposits such as money market and time deposits can be generated with competitive interest rate pricing of such deposits.

          Long-term borrowing rates have declined as a result of refinancings of higher rate borrowings over the last 12 months as well as new borrowings replacing maturing borrowings at lower rates.

          Capital Resources

          The Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and member banks.  The requirements address both risk-based capital and leveraged capital.  The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk.  The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater.  In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%.  As of September 30, 2005, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

	September 30, 2005				December 31, 2004

(Dollars in thousands)	Actual Amount	Ratio	Amount Required For Minimum Capital Adequacy Amount	Percent required for Minimum Capital Adequacy	Actual Amount	Ratio	Amount Required For Minimum Capital Adequacy Amount	Percent required for Minimum Capital Adequacy

Tier 1 Capital
West Coast Bancorp	$180,828	10.05%	$71,937	4%	$172,366	10.40%	$66,281	4%
West Coast Bank	171,359	9.54%	71,842	4%	165,286	9.99%	66,215	4%
Total Capital
West Coast Bancorp	$200,556	11.15%	$143,874	8%	$191,337	11.55%	$132,561	8%
West Coast Bank	191,086	10.64%	143,685	8%	184,257	11.13%	132,431	8%
Risk weighted assets
West Coast Bancorp	$1,798,421				$1,657,013
West Coast Bank	1,796,060				1,655,383
Leverage Ratio
West Coast Bancorp	$180,828	9.59%	$56,568	3%	$172,366	9.72%	$53,215	3%
West Coast Bank	171,359	9.09%	56,549	3%	165,286	9.32%	53,178	3%
Average total assets
West Coast Bancorp	$1,885,614				$1,773,848
West Coast Bank	1,884,976				1,772,617

          The following table summarizes the consolidated risk based capital ratios of Bancorp and the Bank at September 30, 2005, and December 31, 2004.

          Stockholders’ equity increased to $155.0 million at September 30, 2005, up from $147.9 million at December 31, 2004.  The increase was due to net income, restricted stock grants and stock option exercises, including tax benefits associated with those option exercises, offset in part by Bancorp’s activity in its corporate stock repurchase program, dividends to shareholders and unrealized losses on investment securities.

          In July 2000, Bancorp announced a corporate stock repurchase program that was expanded in September 2000, September 2001, September 2002, and again in April 2004.  Under this plan, the Company can buy up to 3.88 million shares of the Company’s common stock, including completed purchases.  The Company anticipates using existing funds, future net income, and/or long-term borrowings to finance future repurchases. During the first nine months of 2005, and consistent with its capital plan, the Company repurchased approximately 381,400 shares, or approximately 3% of its common shares pursuant to its corporate stock repurchase program.  Total shares available for repurchase under this plan were 455,000 at September 30, 2005.

          The following table presents information with respect to Bancorp’s stock repurchases.

(Shares and dollars in thousands, other than per share amounts)	Shares repurchased related to stock options and restricted stock	Shares repurchased as part of the corporate stock repurchase plan	Total shares repurchased in the period	Total cost of shares repurchased	Average total cost per share	Period end shares available for repurchase as part of the corporate stock repurchase plan

Year ended 2000	15	573	588	$5,454	$9.28	1,307
Year ended 2001	28	534	562	6,879	12.24	773
Year ended 2002	35	866	901	13,571	15.06	907
Year ended 2003	29	587	616	10,927	17.74	320
Year ended 2004	49	484	533	11,502	21.58	836
YTD ended Sept. 30, 2005	40	381	421	10,098	23.99	455

Total	196	3,425	3,621	$58,431	$16.14

          Please also see discussion of stock repurchase activity during the quarter ended September 30, 2005, under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below.

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

          Deposits are the primary source of new funds.  Total deposits were $1.64 billion at September 30, 2005, up from $1.47 billion at December 31, 2004.  While brokered deposits may be used in the future, we have none outstanding at September 30, 2005.  We attempt to attract deposits in our market areas through competitive pricing and delivery of quality products.

          At September 30, 2005, four wholly-owned subsidiary grantor trusts established by Bancorp had issued $26 million of pooled trust preferred securities.  For a further discussion of the amount and terms of the pooled trust preferred securities, see Bancorp’s 2004 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Sources of Funds.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          There has not been any material change in the market risk disclosure from that contained in the Company’s 2004 10-K for the fiscal year ended December 31, 2004.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

(c) The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2005:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares Remaining at Period End that May Be Purchased Under the Plans or Programs

7/1/05 – 7/31/05	15,243	$24.57	11,700	571,221
8/1/05 – 8/31/05	58,336	$26.02	58,100	513,121
9/1/05 – 9/30/05	58,823	$25.73	58,300	454,821

Total for quarter	132,402		128,100

(1)

Shares repurchased by Bancorp during the quarter include: (a) shares repurchased pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below, and (b) shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 3,543 shares, 236 shares, and 523 shares, respectively, for the periods indicated.

(2)

Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million in September 2001, by 1.0 million shares in September 2002, and 1.0 million in April 2004, for a total authorized repurchase amount as of September 30, 2005, of approximately 3.9 million shares.

Item 3.	Defaults Upon Senior Securities.

None

Item 4.	Submission of Matters to a Vote of Security Holders

None

Item 5.	Other Information

West Coast Bancorp established itself as a financial holding company in the third quarter of 2005 in order to have more flexibility in the products and services it provides through its subsidiaries.

Item 6.	Exhibits

Exhibit No.	Exhibit

10.1	Amendment No. 1 dated September 21, 2005, to the Supplemental Executive Retirement Plan adopted by West Coast Bank and the Company for the benefit of James D. Bygland.
10.2	Amendment No. 1 dated September 22, 2005, to the Supplemental Executive Retirement Plan adopted by West Coast Bank and the Company for the benefit of Anders Giltvedt.
10.3	Amendment No. 1 dated September 22, 2005, to the Supplemental Executive Retirement Plan adopted by West Coast Bank and the Company for the benefit of Xandra McKeown.
10.4	Amendment No. 1 dated September 21, 2005, to the Supplemental Executive Retirement Plan adopted by West Coast Bank and the Company for the benefit of David L. Prysock.
10.5	Amendment No. 1 dated September 22, 2005, to the Supplemental Executive Retirement Plan adopted by West Coast Bank and the Company for the benefit of Robert D. Sznewajs.
31.1	Certification of CEO under Rule 13(a) – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13(a) – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST COAST BANCORP
(Registrant)

Dated: November 4, 2005	/s/ Robert D. Sznewajs

Robert D. Sznewajs
Chief Executive Officer and President

Dated: November 4, 2005	/s/ Anders Giltvedt

Anders Giltvedt
Executive Vice President and Chief Financial Officer