Form 10-Q/A
period 2005-09-30
WEST COAST BANCORP /NEW/OR/
filed 2005-11-15
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

Amendment No. 1
 to
 FORM 10-Q/A

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

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-Q/A is being filed with respect to West Coast Bancorp’s Quarterly Report on Form 10-Q for its fiscal quarter ended September 30, 2005, filed with the Securities and Exchange Commission on November 7, 2005 (the “Third Quarter 10-Q”). The Company hereby amends the Third Quarter 10-Q to include the certifications required under Rule 13(a) - 14(a) of the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350. The certifications were inadvertently omitted from the original filing due to a processing error. No other changes were made to the Third Quarter 10-Q, which is set forth in its entirety below.

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

WEST COAST BANCORP
(Registrant)

Dated: November 15, 2005	/s/ Robert D. Sznewajs

Robert D. Sznewajs
Chief Executive Officer and President

Dated: November 15, 2005	/s/ Anders Giltvedt

Anders Giltvedt
Executive Vice President and Chief Financial Officer