Form 10-K
period 2005-12-31
WEST COAST BANCORP /NEW/OR/
filed 2006-02-10
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒    Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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
Common Stock, No Par Value
 (Title of Class)

Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☐	No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐	No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (checkone):

☐	Large Accelerated Filer	☒	Accelerated Filer	☐	Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The aggregate market value of registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2005, was approximately $356,783,000.

The number of shares of registrant’s Common Stock outstanding on January 31, 2006, was 14,702,242.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the West Coast Bancorp Definitive Proxy Statement for the 2006 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

Forward Looking Statement Disclosure

Statements in this Annual Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA.  Actual results of West Coast Bancorp (“Bancorp” or the “Company”) could be quite different from those expressed or implied by the forward-looking statements.  Any statements containing the words “could,” “may,” “will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance.  Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risks discussed in the text of this Annual Report as well as the following specific items:

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

•

Our proposed acquisition of Mid-Valley Bank, which may result in costs and expenses that are greater, or benefits that are less, than we currently anticipate, or the assumption of unanticipated liabilities; and

•

Changes or failures in technology or third party vendor relationships in important revenue production or service areas, or increases in required investments in technology that could reduce our revenues, increase our costs or lead to disruptions in our business.

          Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to: satisfy conditions to the proposed acquisition of Mid-Valley Bank, including regulatory and Mid-Valley shareholder approvals; attract and retain lending officers and other key personnel; close loans in the pipeline; generate loan and deposit balances at projected spreads; sustain fee generation and gains on sales of loans; maintain asset quality; control the level of net charge-offs; adapt to changing customer deposit, investment, and lending behaviors; generate retail investments; control expense growth; monitor and manage the Company’s financial reporting, operating and disclosure control environments, and other matters.

          Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis only as of the date of the statements.  Bancorp does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

          Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (“SEC”).

PART I

ITEM 1.	BUSINESS

General

          Bancorp is a bank holding company that in September 2005, elected to become a financial holding company to have more flexibility in the products and services it provides through its subsidiaries. Bancorp was originally organized under the laws of the state of Oregon in 1981 under the name Commercial Bancorp.  Commercial Bancorp merged with West Coast Bancorp, a one-bank holding company based in Newport, Oregon, on February 28, 1995.  The combined corporation retained the name West Coast Bancorp, and moved its headquarters to Lake Oswego, Oregon. References in this report to “we,” “us,” or “our” refer to Bancorp.

          Bancorp’s principal business activities are conducted through its full-service, commercial bank subsidiary West Coast Bank (the “Bank”), an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”).  At December 31, 2005, the Bank had facilities in 38 cities and towns in western Oregon and southwestern Washington, operating a total of 49 full-service and three limited-service branches.  In addition, the Bank operates a mortgage loan office in Bend, Oregon and a mortgage loan office and SBA lending office in Vancouver, Washington.  Bancorp also owns West Coast Trust Company, Inc. (“WCT” or “West Coast Trust”), an Oregon trust company that provides agency, fiduciary and other related trust services.  The market value of assets managed for others at December 31, 2005, totaled $398.4 million.

          Bancorp’s net income for 2005 was $23.8 million, or $1.55 per diluted share, and its consolidated equity at December 31, 2005, was $157.1 million, with 14.7 million common shares outstanding and a book value of $10.69 per share.  Net loans of $1.5 billion at December 31, 2005, represented approximately 76.8% of total assets of $2.0 billion.  Bancorp had deposits totaling $1.6 billion at December 31, 2005.  For more information regarding Bancorp’s financial results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data,” contained in Items 7 and 8 of this report.

          Bancorp reports two principal operating segments in the notes to its financial statements, West Coast Bank on the one hand, and West Coast Trust and corporate related operations on the other hand..  For more information regarding Bancorp’s operating segments, see Note 20 to the Company’s financial statements  included under “Financial Statements and Supplementary Data” in Item 8 of this report.

          Bancorp is committed to community banking and intends the Bank to remain community-focused.  Bancorp’s strategic vision includes greater commercial banking market penetration, as well as expanded distribution capability in the Pacific Northwest.  The Bank intends to grow its distribution and reach through development of new branch locations in key growth markets and through product expansion, including remote deposit capabilities.  In furtherance of this goal, Bancorp has entered into an agreement to acquire Mid-Valley Bank, a rapidly growing community bank headquartered in Woodburn, Oregon that operates four full-service branches in the towns of Woodburn, Wilsonville, and Mt. Angel, Oregon.  Bancorp will continue to seek acquisition opportunities with other community banks that share its business philosophies.  For more information regarding our proposed acquisition of Mid-Valley Bank and conditions to completion of the transaction, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments” contained in Item 7 of this report.

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

          The primary business strategy of the Bank is to provide comprehensive banking and related financial services tailored to individuals, professionals, and small to medium-sized businesses.  The Bank emphasizes the diversity of its product lines and convenient access typically associated with larger financial organizations, while maintaining the local decision making authority, market knowledge, and customer service orientation typically associated with a community bank.  The Bank has significant focus on four targeted segments:  1) high value consumers (including the mature market), 2) smaller businesses with credit needs under $250,000, 3) medium-sized commercial businesses with credit needs over $250,000 up to $20 million, and 4) commercial real estate and construction-related businesses.

          For consumer banking customers, the Bank offers a variety of flexible checking and savings plans and debit cards, as well as competitive borrowing products, including lines of credit, credit cards, home equity loans, construction loans , mortgage loans, and other types of consumer loans.  In 2004, the Bank introduced 2 new groups of checking products in the South Puget Sound region and in 2005; these products were expanded throughout all of the Bank’s regions.  The consumer products consist of free checking and 6 other account types, each specifically designed to meet the needs of a unique market segment.  The small business package of accounts includes free business checking and an interest-bearing account for eligible organizations.  Because of the straightforward and uncomplicated product design, our personal bankers are able to quickly and easily identify the best account for our clients.  Customers have access to the Bank’s products and services through a variety of convenient channels such as 24 hour a day, 7 days a week automated phone or Internet access, a personal customer service center accessed by phone, ATMs (both shared and proprietary networks), as well as through our  branch locations.

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

West Coast Trust

          West Coast Trust provides trust services and life insurance products to individuals, for-profit and not for-profit businesses, and institutions.  WCT acts as fiduciary of estates and conservatorships, and as a trustee under various wills, trusts, and pension and profit-sharing plans.  The main office of WCT is located at 1000 SW Broadway, Suite 1100, Portland, Oregon 97205. (503) 279-3911.

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

Employees

          At December 31, 2005, Bancorp and its subsidiaries had approximately 746 employees.  None of these employees are represented by labor unions and management believes that Bancorp’s relationship with its employees is good.  Bancorp emphasizes a positive work environment for its employees which is measured annually utilizing an anonymous employee survey.  Results indicate a high level of employee satisfaction with their work as well as with Bancorp in general.  In addition, West Coast Bank was recognized in 2004 and 2005 as one of Oregon’s Best 100 Companies for which to work.  Management continually strives to retain top talent as well as provide career development opportunities to enhance skill levels.  A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, a 401(k) plan and a stock incentive plan.  Employees are also eligible to purchase Bancorp’s common stock through direct payroll deductions under the Company’s dividend reinvestment plan.  In addition, bank owned life insurance, a deferred compensation plan and supplemental retirement benefits are available to certain officers and executives of Bancorp.

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

          In addition to larger institutions, numerous “community” banks or credit unions have been formed, expanded, or moved into Bancorp’s market areas and have developed a similar focus to Bancorp.  These institutions have further increased competition, particularly in the Portland metropolitan area where Bancorp has enjoyed significant recent growth and focused much of its expansion efforts.  This growing number of similar financial institutions and an increased focus by larger institutions on the Bank’s market segments in response to declining market perception and/or market share has led to intensified competition in all aspects of Bancorp’s business.  At June 30, 2005, the Bank had approximately 4% and 14% of the deposit market share in the Portland, Oregon, and Salem Oregon areas, respectively, excluding credit unions, which makes it a market share leader among community banks in these highly competitive markets.  In Lincoln County, on the Oregon coast, where the Bank is the market share leader, the Bank had over 27% of the deposit market share at June 30, 2005.  Increased competitive pressure and changing customer deposit behaviors could adversely affect the Bank’s market share of deposits.

          The adoption of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) has led to further intensification of competition in the financial services industry.  The GLB Act has eliminated many of the barriers to affiliation among providers of various types of financial services and has permitted business combinations among financial service providers such as banks, insurance companies, securities or brokerage firms, and other financial service providers.  Additionally, the rapid adoption of financial services through the Internet has reduced or even eliminated many barriers to entry by financial services providers physically located outside our market area. For example, remote deposit services, partly developed in response to the recently adopted Check 21 law, allow depository companies physically located in other geographical markets to service local businesses with minimal cost of entry.  Although Bancorp has been able to compete effectively in the financial services business in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

          The financial services industry has experienced widespread consolidation over the last decade.  Bancorp anticipates that consolidation among financial institutions in its market area will continue.  As noted, Bancorp seeks acquisition opportunities in markets of strategic importance to it from time to time.  However, other financial institutions aggressively compete against Bancorp in the acquisition market.   Some of these institutions may have greater access to capital markets, larger cash reserves, and stock for use in acquisitions that is more liquid and more highly valued by the market.

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

Holding Company Regulation

          Bank holding companies, including those like Bancorp that have elected to become financial holding companies (together, “holding companies”), are subject to the Bank Holding Company Act of 1956, as amended (the “BHCA”).  As such, Bancorp is regulated by, and under the supervision of, the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  Bancorp must file reports with the Federal Reserve and must provide it with such additional information as it may require.  In addition, the Federal Reserve periodically examines Bancorp and its subsidiaries, including the Bank.

          Holding companies must, among other things, obtain prior Federal Reserve approval before they:  (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another holding company; or (3) acquire substantially all of the assets of another bank or holding company.

          Holding companies must also act as a source of financial and managerial strength to subsidiary banks.  This means that Bancorp is required to commit, as necessary, resources to support the Bank.  Under certain conditions, the Federal Reserve may conclude that certain actions of a financial holding company, such as payment of cash dividends, would constitute unsafe and unsound banking practices.

          Subsidiary banks of a holding company are subject to certain other restrictions under the Federal Reserve Act and Regulation W on transactions with affiliates generally and in particular on extensions of credit to the parent holding company or any affiliate, investments in the securities of the parent, and on the use of such securities as collateral for loans to any borrower.  The various regulations and restrictions that apply may limit Bancorp’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends and operational expenses.

Bank Regulation

          General.  The Bank is an Oregon state-chartered commercial bank operating in Oregon and Washington with deposits insured by the FDIC in an amount up to $100,000 per customer.  As a result, the Bank is subject to supervision and regulation by the Oregon Department of Consumer and Business Services and the FDIC, and to a lesser extent, the Washington Department of Financial Institutions.  The Bank’s regulators engage in regular examinations of the Bank and have the authority to prohibit the Bank from engaging in activities they believe constitute unsafe or unsound banking practices.

          Insider Credit Transactions.  Banks are subject to certain restrictions imposed by the Federal Reserve Act on extensions of credit to executive officers, directors, principal shareholders or any related interests of such persons.  Extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as, and follow credit underwriting procedures that are not less stringent than, those prevailing at the time for comparable transactions with others, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.  Banks are also subject to certain lending limits and restrictions on overdrafts to insiders.  A violation of these restrictions may result in the assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

          Premiums for Deposit Insurance.  The Bank is required to pay semiannual deposit insurance premiums to the FDIC.  Premiums are based on how much risk a particular institution presents to the Bank Insurance Fund.  Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern.  The Bank presently qualifies for the lowest premium level.  The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in unsafe or unsound condition, or has violated applicable laws, regulations or orders.

          Community Reinvestment Act and Fair Lending and Reporting Requirements.  Bancorp is subject to the Community Reinvestment Act (“CRA”) and to certain fair lending and reporting requirements that relate primarily to home mortgage lending operations.  The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution.  The federal banking agencies may take into account compliance with the CRA when regulating and supervising other activities, such as evaluating mergers, acquisitions and applications to open a branch or facility.  In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.”  The Bank received a CRA rating of satisfactory during its most recent CRA examination in July 2005.

          There are several rules and regulations governing fair lending and reporting practices by financial institutions.  A bank may be subject to substantial damages, penalties and corrective measures for any violation of fair lending and reporting, including credit reporting, laws and regulations.

          The GLB Act (Financial Services Modernization Act)

          The GLB Act, adopted in November 1999, significantly changed the regulatory structure and oversight of the financial services industry.  The GLB Act repealed provisions of the Glass-Steagall Act that prohibited affiliations among bank holding companies, securities firms and insurance companies.  The law allows qualifying bank holding companies to elect financial holding company status and, after approval thereof, to engage in a full range of financial services, including banking, securities, insurance and other activities.  During 2005, Bancorp elected to become a financial holding company.

          Separately, the GLB Act and related regulations imposed privacy standards that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties.  These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

Capital Adequacy

          Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of holding companies and banks.  If capital falls below minimum guideline levels, a financial holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

          The FDIC and Federal Reserve use risk-based capital guidelines for banks and holding companies.  Risk-based guidelines are designed to make capital requirements more sensitive to differences in risk profiles among banks and holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets.  Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items.  The guidelines are minimums, and the Federal Reserve may require that a banking organization maintain ratios in excess of the minimums, particularly organizations contemplating significant expansion.  Current guidelines require all holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital.  Tier I capital for holding companies includes common stockholders’ equity, qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, minus specified intangibles and accumulated other comprehensive income (loss).

          The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets minus intangibles, to be used as a supplement to risk-based guidelines.  The principal objective of the leverage ratio is to constrain the maximum degree to which a holding company may leverage its equity capital base.  The Federal Reserve requires a minimum leverage ratio of 3%.  However, for all but the most highly rated holding companies and for holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

          The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), among other things, created a statutory framework of supervisory actions indexed to the capital level of the individual institution.  Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories – well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized -- depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors.  Institutions which are deemed to be “undercapitalized” depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions.  Under current regulations, a “well-capitalized” institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ratio of at least 10%, and a leverage ratio of at least 5% and not be subject to a capital directive order.  Under these guidelines, Bancorp is considered well capitalized as of the end of the fiscal year.

          FDICIA.  Under FDICIA, each federal banking agency has prescribed, by regulation, non-capital safety and soundness standards for institutions under its authority.  These standards cover internal controls, information systems and internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, such other operational and managerial standards as the agency determines to be appropriate, and standards for asset quality, earnings and stock valuation.  An institution which fails to meet these standards must develop a plan acceptable to the agency, specifying the steps that the institution will take to meet the standards.  Failure to submit or implement such a plan may subject the institution to regulatory sanctions.  Management believes that the Bank currently satisfies all such standards.

Dividends

          The principal source of Bancorp’s cash reserves is dividends received from the Bank.  In addition, Bancorp has issued Trust Preferred Securities through wholly owned subsidiary grantor trusts.  The banking regulators may prohibit banks and holding companies from paying dividends that would constitute an unsafe or unsound banking practice.  In addition, a bank or holding company may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements.  Oregon law also limits the Bank’s and Bancorp’s ability to pay dividends.  Under the restrictions of maintaining adequate minimum capital, as of December 31, 2005, the Bank could have declared dividends to the holding company totaling $47.2 million without obtaining prior regulatory approval.

Stock Repurchases

          A holding company, except for certain “well-capitalized” and highly rated holding companies, is required to give the Federal Reserve prior written notice of any purchase or redemption of its outstanding equity securities if the gross consideration for the purchase or redemption, when combined with the net consideration paid for all such purchases or redemptions during the preceding 12 months, is equal to 10% or more of its consolidated net worth.  The Federal Reserve may disapprove such a purchase or redemption if it determines that the proposal would constitute an unsafe or unsound practice or would violate any law, regulation, Federal Reserve order, or any condition imposed by, or written agreement with, the Federal Reserve.  We have in place a stock repurchase program that complies with current banking regulations.  See “Management Discussion and Analysis – Capital Resources.”  Our stock repurchase program is partly dependent upon our ability to issue trust preferred securities which may be used to fund stock repurchases.  See “Management Discussion and Analysis – Liquidity and Sources of Funds.”

Interstate Banking and Branching

          The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) generally authorizes interstate branching and relaxes federal law restrictions on interstate banking.  Currently, holding companies may purchase banks in any state, and states may not prohibit these purchases.  Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation.  Oregon and Washington each enacted “opting in” legislation in accordance with the Interstate Act.  The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

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

ITEM 1A.	RISK FACTORS

The following are certain risks that management believes are specific to our business.  This should not be viewed as an all inclusive list or in any particular order.

Future loan losses may exceed our allowance for loan losses

          We are subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms.  A downturn in the economy or the real estate market in our market areas or a rapid change in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. This deterioration in economic conditions could result in losses to the Bank in excess of loan loss allowances. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income. To the extent loan charge-offs exceed our financial models, increased amounts charged to the provision for loan losses would reduce income.

Rapidly changing interest rate environments could reduce our net interest margin, net interest income, fee income and net income

          Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income.  Interest rates are key drivers of our net interest margin and subject to many factors beyond the control of management.  As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth particularly in construction lending, an important factor in Bancorp’s revenue growth over the past two years. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. See “Quantitative and Qualitative Disclosures about Market Risk.”

Slower than anticipated growth in new branches and new product and service offerings could result in reduced net income

          We have placed a strategic emphasis on expanding our branch network and product offerings.  Executing this strategy carries risks of slower than anticipated growth both in new branches and new products.  New branches and products require a significant investment of both financial and personnel resources.  Lower than expected loan and deposit growth in new investments can decrease anticipated revenues and net income generated by those investments, and opening new branches and introducing new products could result in more additional expenses than anticipated and divert resources from current core operations.

The financial services industry is very competitive

          We face competition in attracting and retaining deposits, making loans, and providing other financial services throughout our market area. Our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses.  Many of these competitors have substantially greater resources than us.  For a more complete discussion of our competitive environment, see “Business—Competition” in Item 1 above.  If we are unable to compete effectively, we will lose market share and income from deposits, loans, and other products may be reduced.

Decreased volumes and lower gains on sales of mortgage and SBA loans sold could adversely impact net income

          We originate and sell mortgage and certain Small Business Administration (“SBA”) loans.  Changes in interest rates affect demand for our loan products and the revenue realized on the sale of loans.  A decrease in the volume of loans sold can decrease our revenues and net income.

We may fail to complete or fail to realize anticipated benefits from our proposed acquisition of Mid-Valley Bank

          On February 1, 2006, Bancorp entered into a definitive agreement pursuant to which it agreed to acquire Mid-Valley Bank by means of a merger of Mid-Valley into West Coast Bank in which outstanding shares of Mid-Valley common stock will be exchanged for cash and common shares of Bancorp.  Completion of the merger is subject to satisfaction of various conditions set forth in the merger agreement, including regulatory and Mid-Valley shareholder approvals, and therefore may or may not be completed.  In addition, the combined bank may fail to realize some or all of the anticipated cost savings and other benefits of the transaction and integration issues could cause higher than anticipated expenses and lower benefits from the merger than currently anticipated.

Inability to hire or retain certain key professionals, management and staff could adversely affect our revenues and net income.

          We rely on key personnel to manage and operate our business, including major revenue generating functions such as our loan and deposit portfolios. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively effect our revenues.  In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

          None.

ITEM 2.	PROPERTIES

          The principal properties owned by the Bank include a 40,000-square-foot office and branch facility in downtown Salem, Oregon, a 15,600-square-foot office and branch facility in Newport, Oregon, and a 12,000-square-foot branch and office facility in Lacey, Washington.  In total, we own 28 buildings, primarily to house branch offices.  We lease the land under 6 buildings and own the land under 22 buildings.  In addition, Bancorp leases 31 office spaces and buildings for branch locations.  As part of Bancorp’s proposed acquisition of Mid-Valley Bank, expected to close late in the second quarter of 2006, Bancorp expects to assume the leases for six leased facilities, four of which are branch locations, in Woodburn, Mt. Angel, and Wilsonville, Oregon areas.

          Other non-branch office facilities are located in leased office space, including the Bank’s headquarters office in Lake Oswego, Oregon, office and processing space in Salem, Oregon, where the Bank’s data center is located, space in Wilsonville, Oregon, where its loan servicing and operations center is located, space in Vancouver, Washington, where we have a mortgage and SBA lending office, and space in Bend, Oregon, where we have a residential mortgage office.  In addition, we lease 2 smaller office spaces for lending personnel in Lake Oswego and downtown Portland, Oregon.

          The aggregate monthly rental on 37 leased properties is approximately $222,000.

ITEM 3.	LEGAL PROCEEDINGS

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Dividends

          Bancorp common stock trades on the NASDAQ National Market under the symbol “WCBO.”  The high and low closing sale prices per share of our common stock for each quarter during the last two years are shown in the table below, together with dividend information for each period.  The prices below do not include retail mark-ups, mark-downs or commissions, may not represent actual transactions and are not adjusted for dividends.  As of December 31, 2005, we had approximately 1,490 holders of record.

	2005			2004

	Market Price		Cash dividend declared	Market Price		Cash dividend declared

	High	Low		High	Low

1st Quarter	$24.99	$23.30	$0.0925	$22.75	$21.05	$0.0850
2nd Quarter	$24.41	$20.43	$0.0925	$23.37	$20.74	$0.0850
3rd Quarter	$26.95	$23.93	$0.1050	$22.29	$19.43	$0.0925
4th Quarter	$27.87	$23.47	$0.1050	$27.11	$20.87	$0.0925

          Dividends are limited under federal and Oregon laws and regulations pertaining to Bancorp’s financial condition.  Payment of dividends may also be subject to restriction by state banking regulators.  See “Business – Supervision and Regulation.”

          Information regarding securities authorized for issuance under equity compensation plans appears in Part III, Item 12 of this report.

Issuer Purchases of Equity Securities

          The following table provides information about purchases of common stock by the Company during the quarter ended December 31, 2005:

Period	Total Number of Shares Purchased/Cancelled (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares Remaining at Period End that May Be Purchased Under the Plans or Programs

10/1/05 - 10/31/05	32,541	$24.43	30,900	423,921
11/1/05 - 11/30/05	38,183	$25.96	37,500	386,421
12/1/05 - 12/31/05	34,400	$26.91	34,400	352,021

Total for quarter	105,124		102,800

(1)

Shares purchased by Bancorp during the quarter include: (1) shares purchased pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below, and (2) shares purchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 1,641 shares, 683 shares, and 0 shares, respectively, for the periods indicated.

(2)

Under the Repurchase Program, the board of directors originally authorized the Company to purchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, and by 1.0 million shares in April 2004, for a total authorized repurchase amount as of December 31, 2005, of approximately 3.9 million shares.

ITEM 6.	SELECTED FINANCIAL DATA

Consolidated five year financial data

          The following selected consolidated five year financial data should be read in conjunction with Bancorp’s consolidated financial statements and the accompanying notes presented in this report.  The per share information has been adjusted retroactively for all stock dividends and splits.

	As of and For the Year ended December 31,

(Dollars in thousands, except per share data)	2005	2004	2003	2002	2001

Interest income	$112,991	$92,988	$89,678	$96,028	$100,277
Interest expense	26,430	18,115	20,639	28,532	40,572

Net interest income	86,561	74,873	69,039	67,496	59,705
Provision for loan losses	2,175	2,260	3,800	4,979	3,282

Net interest income after provision for loan losses	84,386	72,613	65,239	62,517	56,423
Noninterest income	23,099	22,463	22,046	18,694	17,031
Noninterest expense	72,634	63,371	58,150	54,018	51,999

Income before income taxes	34,851	31,705	29,135	27,193	21,455
Provision for income taxes	11,011	9,697	9,338	8,990	6,695

Net income	$23,840	$22,008	$19,797	$18,203	$14,760

Per share data:
Basic earnings per share	$1.63	$1.48	$1.31	$1.17	$0.92
Diluted earnings per share	$1.55	$1.42	$1.26	$1.13	$0.90
Cash dividends	$0.40	$0.36	$0.32	$0.30	$0.28
Period end book value	$10.69	$9.94	$9.29	$8.70	$8.04
Weighted average common shares outstanding	14,658	14,849	15,077	15,575	16,126
Weighted average diluted shares outstanding	15,344	15,526	15,674	16,069	16,453
Total assets	$1,997,138	$1,790,919	$1,662,882	$1,532,327	$1,435,701
Total deposits	$1,649,462	$1,472,709	$1,404,859	$1,266,453	$1,171,433
Total long-term borrowings	$83,100	$85,500	$78,000	$98,000	$90,500
Total loans, net	$1,533,985	$1,409,023	$1,202,750	$1,143,077	$1,069,798
Stockholders’ equity	$157,123	$147,854	$140,053	$133,387	$128,790
Financial ratios:
Return on average assets	1.28%	1.28%	1.24%	1.22%	1.08%
Return on average equity	15.76%	15.45%	14.52%	13.96%	11.72%
Average equity to average assets	8.09%	8.29%	8.57%	8.76%	9.21%
Dividend payout ratio	24.50%	25.00%	25.73%	26.55%	29.89%
Efficiency ratio (1)	64.19%	64.01%	62.64%	61.32%	65.98%
Net loans to assets	76.81%	78.68%	72.33%	74.60%	74.51%
Average yields earned (2)	6.49%	5.84%	6.08%	6.99%	8.00%
Average rates paid	2.06%	1.50%	1.78%	2.56%	3.90%
Net interest spread (2)	4.43%	4.34%	4.29%	4.43%	4.10%
Net interest margin (2)	4.99%	4.72%	4.70%	4.95%	4.83%
Nonperforming assets to total assets (3)	0.05%	0.12%	0.27%	0.44%	0.54%
Allowance for loan loss to total loans	1.32%	1.33%	1.49%	1.45%	1.41%
Net loan charge-offs to average loans	0.05%	0.11%	0.21%	0.30%	0.22%
Allowance for loan loss to nonperforming assets (3)	1881.86%	867.48%	411.08%	248.81%	198.00%

(1)	The efficiency ratio has been computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income.
(2)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.
(3)	Nonperforming assets include litigation settlement property in certain periods.

Consolidated quarterly financial data

          The following table presents selected consolidated quarterly financial data for each quarter of 2005 and 2004.  The financial information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

	2005 Quarters ended (unaudited)

(Dollars in thousands, except per share data)	March 31,	June 30,	Sept. 30,	Dec. 31,

Interest income	$25,202	$27,321	$29,158	$31,310
Interest expense	5,328	6,293	6,886	7,923

Net interest income	19,874	21,028	22,272	23,387
Provision for loan losses	—	825	400	950

Net interest income after provision for loan losses	19,874	20,203	21,872	22,437
Noninterest income	4,272	6,139	6,119	6,569
Noninterest expense	17,474	17,165	18,434	19,561

Income before income taxes	6,672	9,177	9,557	9,445
Provision for income taxes	2,153	3,031	2,844	2,983

Net income	$4,519	$6,146	$6,713	$6,462

Basic earnings per share	$0.31	$0.42	$0.46	$0.44
Diluted earnings per share	$0.29	$0.40	$0.44	$0.42
Return on average assets (1)	1.14%	1.34%	1.41%	1.31%
Return on average equity (1)	13.78%	16.61%	17.40%	16.49%

(1) Ratios have been annualized.

	2004 Quarters ended (unaudited)

(Dollars in thousands, except per share data)	March 31,	June 30,	Sept. 30,	Dec. 31,

Interest income	$22,432	$22,472	$23,373	$24,711
Interest expense	4,195	4,180	4,510	5,229

Net interest income	18,237	18,292	18,863	19,482
Provision for loan losses	900	1,000	225	135

Net interest income after provision for loan losses	17,337	17,292	18,638	19,347
Noninterest income	5,508	5,774	5,678	5,502
Noninterest expense	15,188	15,301	16,142	16,740

Income before income taxes	7,657	7,765	8,174	8,109
Provision for income taxes	2,486	2,483	2,462	2,266

Net income	$5,171	$5,282	$5,712	$5,843

Basic earnings per share	$0.35	$0.35	$0.39	$0.40
Diluted earnings per share	$0.33	$0.34	$0.37	$0.38
Return on average assets (1)	1.25%	1.25%	1.31%	1.31%
Return on average equity (1)	14.79%	15.04%	16.04%	15.90%

(1) Ratios have been annualized.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with our audited consolidated financial statements and related notes to those statements as of December 31, 2005 and 2004 and for each of the three years in the period ended December 31, 2005, that appear under the heading “Financial Statements and Supplementary Data” of this report.

Forward Looking Statement Disclosure

          Statements in this Annual Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA.  Actual results of West Coast Bancorp (“Bancorp,” the “Company,” or “we,” “us,” or “our”) could be quite different from those expressed or implied by the forward-looking statements.  Any statements containing the words “could,” “may,” “will,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance.    Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risks discussed in the text of this Annual Report as well as the following specific items:

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

•

Our proposed acquisition of Mid-Valley Bank, which may result in costs and expenses that are greater, or benefits that are less, than we currently anticipate, or the assumption of unanticipated liabilities; and

•

Changes or failures in technology or third party vendor relationships in important revenue production or service areas, or increases in required investments in technology that could reduce our revenues, increase our costs or lead to disruptions in our business.

          Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to: satisfy conditions to the proposed acquisition of Mid-Valley Bank, including regulatory and Mid-Valley shareholder approvals; attract and retain lending officers and other key personnel; close loans in the pipeline; generate loan and deposit balances at projected spreads; sustain fee generation and gains on sales of loans; maintain asset quality; control the level of net charge-offs; adapt to changing customer deposit, investment, and lending behaviors; generate retail investments; control expense growth; monitor and manage the Company’s financial reporting, operating and disclosure control environments, and other matters.

          Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis only as of the date of the statements.  Bancorp does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.  Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (“SEC”).

West Coast Bancorp

          West Coast Bancorp is a Northwest financial holding company headquartered in Lake Oswego, Oregon, with $2.0 billion in assets, operating 52 branches and two mortgage loan offices. West Coast Bank serves clients who seek the resources, sophisticated products and expertise of larger financial institutions, along with the local decision making, market knowledge, and customer service orientation of a community bank. It is our mission to consistently produce superior earnings, meet the financial needs of the communities we serve, provide excellent service to our customers, and provide a rewarding environment for our employees.

          At West Coast Bancorp, we have a proven management team committed to enhancing earnings per share and long-term stockholder value.  We have recruited experienced sales teams, supported by a contemporary full service product line, that take advantage of new growth opportunities in local markets we serve.  We maintain and value local decision making and a community bank culture to distinguish our brand.  We offer a broad range of banking, payment system, investment, fiduciary and trust services to the markets we serve. For more information, please visit the Company’s web site at www.wcb.com.  By making this reference to our website, we do not intend to incorporate into this report any information contained in the website, and the website should not be considered part of this report.

Financial Overview

Years Ended December 31, 2005, 2004 and 2003.

          The Company’s financial objectives are focused on diluted earnings per share growth and return on average equity.  Over the last three years, our compounded annual diluted earnings per share growth has been 12%, while our return on average equity improved from 11.7% in 2001 to 15.8% in 2005.  The compounded annual growth rate for period end loans and deposits for the last three years were 10% and 9%, respectively.  To sustain future growth and accomplish our financial objectives, we have defined five strategies:

•	Focus on profitable customer segments
•	Improve franchise performance levels
•	Leverage technology
•	Expand branch distribution
•	Maintain local community and customer ownership

          Our strategies are designed to direct our tactical investment decisions supporting our financial objectives.  Our most significant revenue source continues to be net interest income, defined as total interest income less interest expense, which in 2005 accounted for approximately 79% of our total revenue.  To produce net interest income and consistent earnings growth over the long-term, we must generate loan and deposit growth at acceptable economic spreads within our market of operation.  To generate and grow loans and deposits, the Company must focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of customers, and vendor relationships.  Net interest income is sensitive to our ability to attract and retain lending officers and close loans in the pipeline.  In addition, general economic conditions, as well as competitive pricing pressures on both loans and deposits, could limit our ability to grow net interest income.

          We also consider non-interest income important to our continued financial success.  Fee income generation is mostly related to our loan and deposit operations, such as deposit service charges, fees on our payment system products (interchange, merchant services, ACH, check and credit card), and fees on sales of financial products, including residential mortgages, but we also generate fee income from trust and investment products and services.  Many of the products and services that generate fee income are offered through relationships with third party providers, so we are somewhat dependent on those relationships to continue this important source of income.

          While we review and manage all customer segments, we have focused increased efforts on four targeted segments:  1) high value consumers (including the mature market), 2) smaller businesses with credit needs under $250,000, 3) medium-sized commercial businesses with credit needs over $250,000 up to $20 million, and 4) commercial real estate and construction-related businesses.  These efforts have resulted in material growth in our commercial, construction, and home equity loan portfolios as well as core deposits over the last two years.

          To support growth in targeted customer segments, we have opened 13, or 25% of total current branches, over the last five years.  The results produced by these branches have met our expectations.  On February 1, 2006, we entered into a definitive agreement pursuant to which we agreed to acquire Mid-Valley Bank in exchange for cash and common shares of Bancorp.  As part of that proposed acquisition, we anticipate the addition of four new full-service branches in the Woodburn, Mt. Angel, and Wilsonville, Oregon, areas.  With all of our new and existing branches, the Company strives to maintain a local community management based philosophy and we believe Mid-Valley has been operated with a philosophy consistent to our own.  We will continue to emphasize hiring local branch and lending personnel with strong ties to the specific local communities we enter and seek to serve.  For additional information regarding our proposed acquisition of Mid-Valley Bank and certain conditions to completion of the transaction, please see the discussion under the sub-heading “Recent Developments” in this Item below.

          To limit the risks associated with doing business and growing revenues, we have put in place numerous policies, processes, and controls.  We rely on these controls to produce information for management and the public that is accurate and complete and to help us to protect our assets.  A failure or failures in our control environment could have an adverse effect on our results of operations or financial condition.

Critical Accounting Policies

          We have identified our most critical accounting policy to be that related to the allowance for loan losses.  Bancorp’s allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans, and other factors. Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries. Size and complexity of individual loans in relation to the lending officer’s background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodology.  As we add new products, increase complexity of the portfolio, and expand our geographic coverage, we intend to enhance and adapt our methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the allowance for loan losses in any given period.  Management believes that our systematic methodology continues to be appropriate given our size and level of complexity.  This discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, including the section “Loan Loss Allowance and Provision.”

Income Statement Overview

          Our net income for the full year 2005 was $23.8 million, compared with $22.0 million in 2004 and $19.8 million in 2003. Diluted earnings per share for the years ended 2005, 2004 and 2003 were $1.55, $1.42, and $1.26, respectively.  Our return on equity for the years ended December 31, 2005, 2004, and 2003, was 15.8%, 15.5%, and 14.5%, respectively.

          Net Interest Income.  The following table displays information on net interest income, average yields earned and rates paid, as well as net interest spread and margin information on a tax equivalent basis for the periods indicated.  This information can be used to follow the changes in our yields and rates and the changes in our earning assets and liabilities over the past three years:

	Year Ended December 31,			Increase (Decrease)		Change

(Dollars in thousands)	2005	2004	2003	05-04	04-03	05-04	04-03

Interest and fee income (1)	$114,456	$94,641	$91,432	$19,815	$3,209	20.94%	3.51%
Interest expense	$26,430	$18,115	$20,639	$8,315	$(2,524)	45.90%	-12.23%

Net interest income (1)	$88,026	$76,526	$70,793	$11,500	$5,733	15.03%	8.10%
Average interest earning assets	$1,764,209	$1,621,683	$1,504,950	$142,526	$116,733	8.79%	7.76%
Average interest bearing liabilities	$1,281,441	$1,210,290	$1,158,755	$71,151	$51,535	5.88%	4.45%
Average interest earning assets/ Average interest bearing liabilities	137.67%	133.99%	129.88%	3.68%	4.11%
Average yield earned (1)	6.49%	5.84%	6.08%	0.65%	-0.24%
Average rate paid	2.06%	1.50%	1.78%	0.56%	-0.28%
Net interest spread (1)	4.43%	4.34%	4.29%	0.09%	0.05%
Net interest margin (1)	4.99%	4.72%	4.70%	0.27%	0.02%

(1) Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

          Net interest income on a tax equivalent basis totaled $88.0 million for the year ended December 31, 2005, an increase of $11.5 million, or 15.03%, from $76.5 million for 2004, which was up $5.7 million from the year ended 2003. The increase in net interest income from 2004 to 2005 was mainly due to increased loan volumes and rates earned on loans and much greater volume of low cost demand deposit balances partly offset by higher rates paid on overall interest bearing liabilities. Average total loans grew by $178.5 million or 13.7% in 2005 compared to 2004.  The net interest margin increased from 4.72% in 2004 to 4.99% in 2005 reflecting the net interest margin benefit from increased variable rate loans, higher loan fees and a positive change in deposit mix towards low cost demand deposit and money market products and the lagging nature of rates paid on these deposits as short-term market interest rates continued to increase in 2005.

          During 2005, we had a strong increase of $70.3 million, or 20%, in average demand deposits over 2004 due in part to the introduction of our free checking product in Oregon.

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

	Year Ended December 31,

	2005			2004			2003

(Dollars in thousands)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate (1)	Average Outstanding Balance	Interest Earned/ Paid	Yield/ Rate (1)

ASSETS:
Interest earning balances due from banks	$2,375	$88	3.71%	$5,089	$75	1.48%	$8,307	$76	0.91%
Federal funds sold	16,713	564	3.37%	9,212	121	1.31%	13,959	133	0.95%
Taxable securities	197,098	8,201	4.16%	232,225	9,819	4.23%	207,620	8,891	4.28%
Nontaxable securities(2)	65,036	4,183	6.43%	69,975	4,723	6.75%	72,409	5,011	6.92%
Loans, including fees(3)	1,482,987	101,419	6.84%	1,305,182	79,903	6.12%	1,202,655	77,321	6.43%

Total interest earning assets	1,764,209	114,455	6.49%	1,621,683	94,641	5.84%	1,504,950	91,432	6.08%
Allowance for loan loss	(19,517)			(19,083)			(17,868)
Premises and equipment	29,286			27,102			26,682
Other assets	95,782			87,980			76,478

Total assets	$1,869,760			$1,717,682			$1,590,242

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Savings and interest bearing demand deposits	$789,054	$10,166	1.29%	$737,409	$3,426	0.46%	$669,689	$4,492	0.67%
Certificates of deposit	362,035	10,331	2.85%	336,623	7,789	2.31%	371,533	10,639	2.86%
Short-term borrowings	18,512	543	2.93%	26,817	371	1.38%	17,799	277	1.56%
Long-term borrowings (4)	111,840	5,390	4.82%	109,441	6,529	5.97%	99,734	5,231	5.24%

Total interest bearing liabilities	1,281,441	26,430	2.06%	1,210,290	18,115	1.50%	1,158,755	20,639	1.78%
Demand deposits	421,766			351,432			283,504
Other liabilities	15,290			13,533			11,666

Total liabilities	1,718,497			1,575,255			1,453,925
Stockholders’ equity	151,263			142,427			136,317

Total liabilities and stockholders’ equity	$1,869,760			$1,717,682			$1,590,242

Net interest income		$88,025			$76,526			$70,793

Net interest spread			4.43%			4.34%			4.29%

Net interest margin			4.99%			4.72%			4.70%

(1)	Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.
(2)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.
(3)	Includes balances for loans held for sale.
(4)	Includes junior subordinated debentures with average balance of $26.0 million for both 2005 and 2004.

          Net interest income – Changes due to Rate and Volume.  The following table sets forth the dollar amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates.  Changes not due solely to volume or rate and changes due to new product lines, are allocated to volume.

	Year Ended December 31,

	2005 compared to 2004			2004 compared to 2003

	Increase (Decrease) due to:		Total Increase (Decrease)	Increase (Decrease) due to:		Total Increase (Decrease)

(Dollars in thousands)	Volume	Yield/Rate		Volume	Yield/Rate

Interest income:
Interest earning balances due from banks	$(101)	$114	$13	$(45)	$44	$(1)
Federal funds sold	253	190	443	(61)	49	(12)
Investment security income:
Interest on taxable securities	(1,462)	(156)	(1,618)	1,178	(250)	928
Interest on nontaxable securities (1)	(318)	(221)	(539)	(164)	(124)	(288)
Loans, including fees on loans	12,160	9,356	21,516	5,716	(3,134)	2,582

Total interest income (1)	10,532	9,283	19,815	6,624	(3,415)	3,209
Interest expense:
Savings and interest bearing demand	665	6,076	6,741	336	(1,402)	(1,066)
Certificates of deposit	725	1,817	2,542	(863)	(1,987)	(2,850)
Short-term borrowings	(244)	416	172	124	(30)	94
Long-term borrowings (2)	116	(1,256)	(1,140)	640	658	1,298

Total interest expense	1,262	7,053	8,315	237	(2,761)	(2,524)

Increase (decrease) in net interest income (1)	$9,270	$2,230	$11,500	$6,387	$(654)	$5,733

(1) Tax exempt income has been adjusted to a tax-equivalent basis using a 35% tax equivalent basis.
(2) Long-term borrowings include junior subordinated debentures.

          As the table above indicates, increased loan volumes continued to be the main driver of higher net interest income for the Company in 2005.

          Provision for Loan Losses.  The provision for loan losses is recorded to bring the allowance for loan losses to an amount considered appropriate by management based on factors which are described in the “Lending and Credit Management” and “Allowance for Loan Losses” sections of this report.  Provisions for loan losses of $2.2 million, $2.3 million, and $3.8 million were recorded for the years ended December 31, 2005, 2004 and 2003, respectively, while net charge-offs were $.7 million, $1.4 million, and $2.5 million over the same years, respectively.  The provision for loan losses decreased $.1 million in 2005 compared to 2004 due to lower net charge-offs and overall improved credit quality of the loan portfolio.  The provision for loan losses is highly dependent on our ability to manage asset quality and control the level of net charge-offs through prudent credit underwriting standards.  In addition, a decline in general economic conditions could increase future provisions for loan loss.

          Noninterest Income.  Noninterest income remains a key focus for Bancorp, specifically revenue generated by our deposit accounts and payment systems areas.  Our noninterest income for the year ended December 31, 2005 was $23.1 million, up .6 million, compared to $22.5 million in 2004 and up from $22.0 million in 2003.  The full year 2005 noninterest income includes a $1.3 million impairment charge recognized on certain securities in our portfolio. Excluding this charge, noninterest income for 2005 would have increased $1.9 million or 8%.  Service charges on deposit accounts were up over 16% in 2005 due to increases in deposit accounts and fees associated with overdraft protection activity. Payment systems related revenues increased 26% or $1.0 million compared to 2004.  The increased payment system revenue reflects a strategic focus and was driven by strong interchange income and merchant services revenue.  In 2005, gains on sales of loans decreased $.9 million or 22% from 2004.  This was driven by a decrease in demand for single family residential loans, which was influenced by higher interest rates and lower refinance activity.  We also maintain a strategy of selling certain originated SBA loans.  Gains on the sales of SBA loans were down $.5 million compared to 2004.  Trust and investment service revenue was up 13% or $.6 million in 2005 compared to 2004, due to a stronger stock market and increased net inflow of funds in assets under management.  Other noninterest income increased $.7 million in 2005, primarily due to the sale of our credit card portfolio in 2005.  Changing interest rate environments, including the shape and level of the yield curve, could lead to decreases in fee income, including lower gains on sales of loans, a key component of our noninterest income.  Also, increased competition and other competitive factors could adversely affect our ability to sustain fee generation from payment systems related revenue and the sales of investment products.

          Noninterest Expense.  Noninterest expenses were $72.6 million in 2005, $63.4 million in 2004 and $58.1 million in 2003.  Noninterest expense increased $9.3 million in 2005 compared to 2004, with approximately $4.3 million of the increase due to salaries and employee benefits expense growth.  Investments in our commercial banking sales teams, new branches and higher performance-based compensation were the key drivers of increased personnel expense.  Overall, we increased our full-time equivalent employees from 620 in 2004 to 675 in 2005.

          Occupancy expenses were $6.3 million in 2005 compared to $5.7 million in 2004.  Our occupancy expense increased 9.5% in 2005 primarily due to increased amortization of investments in tax credits, rent and utility expenses on properties.  Professional fee expense increased $.7 million in 2005 compared to 2004 primarily due to increased legal expense associated with litigation matters.  Marketing expenses increased $1.4 million in 2005 due to greater volume of direct mailing campaigns associated with new product offerings in Oregon.  Other noninterest expense increased $1.9 million due to the $.8 million settlement of a lawsuit in the second quarter of 2005 and a $1.0 million charge in the fourth quarter of 2005 relating to a legal matter. Should Bancorp ultimately be determined to be liable in this matter, Bancorp believes it could face additional liability up to $1.0 million and that the risk its liability will exceed such amount is remote.   Changing business conditions, increased costs in connection with retention of, or a failure to retain, key employees, or a failure to manage the Company’s operating and control environments could adversely affect our ability to limit expense growth in the future.

          On January 1, 2006, the Company was required to adopt Statement of Financial Accounting Standards (“SFAS”) 123 (revised), which, among other things, requires the recording in the financial statements of non-cash compensation expense related to stock options.  Prior to 2006, the Company had only shown, as permitted by SFAS 123 (revised), pro forma financial results including the effects of share-based compensation expense in the footnotes to the financial statements. See Note 1, “Summary of significant accounting policies,” to the Consolidated Financial Statements for these pro forma results related to years 2005, 2004, and 2003.  As a result of the adoption of SFAS No. 123 (revised), the Company estimates it will recognize an additional compensation expense of approximately $.4 million after tax, or $.03 per diluted share for the full year 2006. Estimated future levels of compensation expense recognized related to stock based awards would be impacted by new awards, modifications to awards, or cancellation of awards after the adoption of SFAS No. 123 (revised).

          Income Taxes.  Our income tax expense for 2005 was $11.0 million, or 31.6% of income before income taxes, compared to $9.7 million or 30.6% of income before income taxes in 2004. Income tax expense in 2003 was $9.3 million or 32.1% of income before income taxes.  Bancorp’s income tax expense over the last three years has increased due to increased pre-tax income offset in part by the beneficial impact of a State corporate income tax credit in 2005.  Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds, business energy tax credits, and low income housing credits.  We continue to evaluate strategies to manage our income tax expense on an on-going basis, including additional investments in tax credits or other non-taxable income.

Balance Sheet Overview

          Period end total assets increased 11.5% to $2.0 billion as of December 31, 2005, from $1.79 billion at December 31, 2004. Period end loans and deposits grew by 8.9% and 12.0%, respectively, since December 31, 2004.  Our balance sheet management efforts have been focused on growth in targeted areas that support our corporate objectives and include:

•	Small business and middle market commercial lending

•	Commercial and residential construction lending

•	Home equity lending

•	Core deposit production

Average non-interest bearing demand deposits grew $70.3 million or 20% in 2005 compared to 2004.  The increase in demand deposits and the value of those deposits in the higher interest rate environment contributed to positive interest rate margin growth.  The increase was in part driven by new free checking product offerings.

          Our 2005 period end construction loans were up 80% or $94 million over 2004, primarily generated from the very strong local residential real estate market, while real estate mortgage loans were up 14% over the same time period.

          In November 2004, the Bank purchased a significant portion of Washington Mutual Bank’s Oregon and Washington agricultural loan portfolio from Seneca Street, Inc., a subsidiary of Washington Mutual. The portfolio included $56 million in outstanding loans and $42 million in undisbursed commitments on the purchase date.  This purchase increased our percentage of agriculture loans in our loan portfolio to approximately 10%.  A few sizeable acquired relationships chose to leave the bank primarily due to our lack of branches in their communities.  Partly resulting from this, commercial loans increased a modest 2% in 2005 compared to 2004.

          We decreased our average investments in securities in 2005, mainly due to strong loan growth; however, period end investments increased approximately 10% as we invested additional funds in securities at the end of the year.

          The Company’s ability to sustain continued loan and deposit growth is dependent on many factors, including the effects of competition, economic conditions in our markets, retention of key personnel and valued customers, and our ability to close loans in the pipeline.

Investment Portfolio

          The following table shows the amortized cost and fair value of Bancorp’s investment portfolio.  At December 31, 2005, Bancorp had no securities classified as held to maturity.

	2005		2004

(Dollars in thousands)	Amortized Cost	Fair value	Amortized Cost	Fair value

Available for sale
U.S. Government Agency securities	$90,338	$89,517	$82,507	$82,362
Obligations of state and political subdivisions	69,986	70,493	68,711	70,906
Other securities	134,058	132,654	114,080	112,994

Total	$294,382	$292,664	$265,298	$266,262

          Bancorp’s investment portfolio increased by $26.4 million, or 10%, from December 31, 2004 to December 31, 2005, as deposit growth significantly outpaced loan growth.  At December 31, 2005, the net unrealized loss on the investment portfolio was $1.7 million representing .59% of the total portfolio. Bancorp regularly reviews its investment portfolio to determine whether any of its securities are other than temporarily impaired.  In addition to accounting and regulatory guidance, in determining whether a security is other-than temporarily impaired, Bancorp regularly considers the duration and amount each unrealized loss, the financial condition of the issuer, and the prospects for a change in market value within a reasonable period of time.  At March 31, 2005, the Company recorded an other-than-temporary impairment charge of approximately $1.3 million pretax, or $.8 million, after tax, or $.05 per fully diluted share, related to declines in the value of Freddie Mac preferred stock held in the Company’s available for sale investment portfolio.  The Company owns 100,000 shares of Freddie Mac Preferred Series L shares which were acquired November 5, 1999, at a cost (book value) of $5,000,000, which was also the book value of these securities as of March 31, 2005, prior to the impairment charge. The market value of the securities as of March 31, 2005 was $3,684,000, which is our current book value on these securities. As of December 31, 2005, the market value was $3,620,000. The rate at which interest accrues on these shares resets every five years, most recently on December 31, 2004.  The current interest rate of 3.58% is fixed until December 31, 2009, at which time it will reset to the 5 year treasury rate. The shares may be called at each reset date.

          The following table summarizes the contractual maturities and weighted average yields of investment securities.

(Dollars in thousands)	One year or less	Yield	After One through five years	Yield	After Five through ten years	Yield	Due after ten years	Yield	Total	Yield

U.S. Government Agency securities	$19,303	4.06%	$55,939	4.38%	$14,275	5.46%	$—	—	$89,517	4.48%
Obligations of state and political subdivisions (1)	8,302	4.33%	27,966	4.71%	28,497	3.95%	5,728	3.68%	70,493	7.28%
Other securities (2)	2,763	2.85%	7,008	4.80%	7,623	4.88%	115,260	4.22%	132,654	4.26%

Total (1)	$30,368	4.02%	$90,913	4.51%	$50,395	4.52%	$120,988	4.19%	$292,664	4.33%

(1)	Yields are stated on a federal tax equivalent basis at 35%.
(2)	Does not reflect anticipated maturity from prepayments on mortgage-based and asset-based securities.
Anticipated lives are significantly shorter than contractual maturities.

          The average life of Bancorp’s investment portfolio increased from 4.2 years at December 31, 2004 to 4.6 years at December 31, 2005, as investments were made in medium term bonds and as prepayments decelerated on mortgage backed securities.  Management will consider realizing gains and/or losses on the Company’s investment portfolio on an on-going basis as part of Bancorp’s overall business strategy.

Loan Portfolio and Credit Management

          Interest and fees earned on the loan portfolio is our primary source of revenue.  Loans represented 78% of total assets, or $1.56 billion as of December 31, 2005, compared to 80% or $1.43 billion at December 31, 2004. A certain degree of credit risk is inherent in our lending activities. The Bank manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities.  In addition, we attempt to manage our risk through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards.  Through the Credit Review function the Bank is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application.  The findings of these reviews are communicated with senior management and the Loan, Investment, and Asset Liability Committee, which is made up of certain directors.  As part of our ongoing lending process, internal risk ratings are assigned to each Commercial and Commercial Real Estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made.  Large balance accounts have the credit risk rating reviewed on at least an annual basis.  Credit files are examined periodically on a sample test basis, by internal and external auditors, as well as regulatory examiners.

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

          Loans held for sale at December 31, 2005, were $3.2 million compared to $2.7 million at December 31, 2004.  The majority of Bancorp’s loan sales are residential real estate mortgage loans and the guaranteed portion of SBA loans.  These loans are sold on an individual basis.  Real estate mortgage loans have generally been sold without recourse and without retaining servicing rights or obligations.  Gains on sales of residential real estate mortgage loans decreased in 2005 compared to 2004, as the rate environment slowed production of mortgage loans.  The guaranteed portion of SBA loans has been sold from time to time, without recourse, and with servicing rights and obligations usually retained.  Gains on sales of loans totaled $3.0 million in 2005 compared to $3.9 million in 2004 and $5.1 million in 2003.

          As of December 31, 2005 and 2004, we had $1.2 million and $.7 million, respectively, in outstanding loans to persons serving as directors, senior officers, principal stockholders and their related interests.  These loans were made substantially on the same terms, including interest rates, maturities and collateral, as those made to other customers of the Bank. At December 31, 2005 and 2004, the Bank had no bankers acceptances.

          As part of our strategic efforts, we have placed an emphasis on increasing the commercial, construction, and home equity loan segments of our portfolio.  Average commercial and home equity loans for 2005 grew 30% and 6% compared to 2004.  Real estate commercial loans continue to be the largest segment of our loan portfolio at 46%, but down from 58% at the end of 2001.  We believe our focus on commercial business loans is a key contributor to our strategy of core deposit growth.

          The following table is the composition of the loan portfolio and allowance for loan losses as of:

	Year Ended December 31,

	2005		2004		2003		2002		2001

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent

Commercial loans	$364,604	23.5%	$357,776	25.1%	$236,949	19.4%	$205,725	17.7%	$198,252	18.3%
Real estate construction	210,828	13.6%	116,974	8.2%	112,732	9.2%	121,711	10.5%	94,470	8.7%
Real estate-mortgage	242,015	15.6%	212,959	14.9%	179,331	14.7%	148,350	12.8%	113,462	10.5%
Real estate-commercial	709,176	45.6%	704,390	49.3%	652,882	53.5%	637,978	55.0%	633,216	58.4%
Installment and other consumer	27,831	1.7%	35,895	2.5%	38,987	3.2%	46,151	4.0%	45,650	4.2%

Total loans	1,554,454	100%	1,427,994	100%	1,220,881	100%	1,159,915	100%	1,085,050	100%
Allowance for loan losses	(20,469)	1.32%	(18,971)	1.33%	(18,131)	1.49%	(16,838)	1.45%	(15,252)	1.41%

Total loans, net	$1,533,985		$1,409,023		$1,202,750		$1,143,077		$1,069,798

The composition of commercial real estate loan types based on collateral is as follows:

	December 31,

	2005		2004

(Dollars in thousands)	Amount	Percent	Amount	Percent

Office Buildings	$156,900	22.1%	$155,600	22.1%
Retail Facilities	102,200	14.4%	89,900	12.7%
Multi-Family - 5+ Residential	64,100	9.0%	65,900	9.3%
Hotels/Motels	50,600	7.1%	62,900	8.9%
Medical Offices	48,400	6.8%	38,600	5.5%
Industrial parks and related	45,800	6.5%	37,000	5.3%
Commercial/Agricultural	30,400	4.3%	27,500	3.9%
Assisted Living	29,200	4.1%	39,600	5.6%
Manufacturing Plants	23,400	3.3%	21,200	3.0%
Land Development and Raw Land	21,700	3.1%	23,600	3.4%
Mini Storage	17,000	2.4%	18,900	2.7%
Food Establishments	16,100	2.3%	18,900	2.7%
Other	103,400	14.6%	104,800	14.9%

Total real estate commercial loans	$709,200	100.0%	$704,400	100.0%

          The maturity distribution of the categories of Bancorp’s loan portfolio at December 31, 2005 and the interest sensitivity are estimated in the following table.

(Dollars in thousands)	Commercial Loans	Real Estate Construction	Real Estate Mortgage	Real Estate Commercial	Installment and other	Total

Maturity distribution:
Due within one year	$207,284	$189,037	$12,519	$32,031	$5,793	$446,664
Due after one through five years	112,317	20,666	58,661	50,245	8,939	250,828
Due after five years	45,003	1,125	170,835	626,900	13,099	856,962

Total	$364,604	$210,828	$242,015	$709,176	$27,831	$1,554,454

Interest sensitivity:
Fixed-interest rate loans	$106,585	$64,876	$89,620	$73,534	$13,648	$348,263
Floating or adjustable interest rate loans(1)	258,019	145,952	152,395	635,642	14,183	1,206,191

Total	$364,604	$210,828	$242,015	$709,176	$27,831	$1,554,454

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

          The evaluation of each element and the overall allowance is based on a continuing assessment of problem loans, related off-balance sheet items, recent and historical loss experience, and other factors, including regulatory guidance and economic factors.  Management believes that the allowance for loan losses is adequate at December 31, 2005.

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

The unallocated allowance uses a more subjective method and considers such factors as the following:

•	Existing general economic and business conditions affecting our key lending areas,
•	Credit quality trends, including trends in nonperforming loans expected to result from existing conditions,
•	Loan growth rates and concentrations,
•	Specific industry conditions within portfolio segments,
•	Recent loss experience in particular segments of the portfolio,
•	Interest rate environment,
•	Duration of the current business cycle, and
•	Bank regulatory examination results and findings of our internal credit examiners.

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

          At December 31, 2005, our allowance for loan losses was $20.5 million, or 1.32% of total loans, and 1882% of total non-performing assets, compared with an allowance for loan losses at December 31, 2004 of $19.0 million, or 1.33% of total loans, and 867% of total non-performing assets.

          At December 31, 2005, the allowance for loan losses of $20.5 million consisted of an $18.3 million formula allowance, a $.9 million specific allowance and a $1.3 million unallocated allowance.  At December 31, 2004, the allowance for loan losses of $19.0 million consisted of a $17.3 million formula allowance, a $.3 million specific allowance and a $1.4 million unallocated allowance.  The increase in allowance for loan losses from 2004, despite a slightly lower loan loss provision in 2005, reflects accelerated loan portfolio growth and particularly strong growth in construction loans.  The unallocated reserve decreased to $1.3 million in 2005 from $1.4 million in 2004.

          The following table presents the composition of the allowance for loan losses.

	December 31,

	2005		2004

(Dollars in thousands)	Amount	Percentage of loans in each category to total loans	Amount	Percentage of loans in each category to total loans

Commercial loans	$7,457	23.5%	$5,856	25.1%
Real estate-commercial	9,507	59.2%	8,437	57.5%
Real estate-mortagage	1,265	15.6%	2,663	14.9%
Installment and other	907	1.7%	569	2.5%
Unallocated	1,333	—	1,446	—

Total allowance for loan losses	$20,469	100.0%	$18,971	100.0%

Asset Quality

          Interest income on loans is accrued daily on the principal balance outstanding.  Generally, no interest is accrued on loans when factors indicate collection of interest or principal in accordance with the contractual terms is doubtful or when the principal or interest payment becomes 90 days past due.  Nonaccrual loans consist of a number of loans in different categories and are largely secured.  For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received and the loan comes out of nonaccrual status.  Interest income foregone on nonaccrual loans was approximately $73,000, $204,000 and $231,000 in 2005, 2004 and 2003 respectively.

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

          At December 31, 2005 and 2004, Bancorp’s recorded investment in certain loans that were considered to be impaired was $5.1 million and $1.9 million, respectively.  Of these impaired loans, $4.1 million and $1.0 million had a specific related valuation allowance of $.9 million, and $.3 million respectively, while $1.0 million and $.9 million did not require a specific valuation allowance.  The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all loans in the portfolio.  The average recorded investment in impaired loans for the years ended December 31, 2005, 2004, and 2003 was approximately $4.4 million, $3.6 million, and $4.0 million, respectively.  For the years ended December 31, 2005, 2004 and 2003, interest income recognized on impaired loans totaled $272,000, $187,000, and $193,000, respectively, all of which was recognized on a cash basis.

          The following table presents information with respect to the change in the allowance for loan losses and other loan information.

	December 31,

(Dollars in thousands)	2005	2004	2003	2002	2001

Loans outstanding at end of period	$1,554,454	$1,427,994	$1,220,881	$1,159,915	$1,085,050
Average loans outstanding during the period	$1,479,933	$1,301,447	$1,196,962	$1,127,761	$1,017,536
Allowance for loan loss, beginning of period	$18,971	$18,131	$16,838	$15,252	$14,244
Loans charged off:
Commercial	634	1,149	1,494	1,878	1,542
Real estate	33	527	844	526	310
Installment and consumer	957	698	760	1,276	698

Total loans charged off	1,624	2,374	3,098	3,680	2,550
Recoveries:
Commercial	478	438	380	160	205
Real estate	108	340	70	25	7
Installment and consumer	361	176	141	102	64

Total recoveries	947	954	591	287	276

Net loans charged off	(677)	(1,420)	(2,507)	(3,393)	(2,274)
Provision for loan loss	2,175	2,260	3,800	4,979	3,282

Allowance for loan loss, end of period	$20,469	$18,971	$18,131	$16,838	$15,252

Ratio of net loans charged off to average loans outstanding	0.05%	0.11%	0.21%	0.30%	0.22%
Ratio of allowance for loan losses to end of period loans	1.32%	1.33%	1.49%	1.45%	1.41%

          During 2005, net loans charged off were $.7 million, compared to $1.4 million during 2004.  The percentage of net loans charged off to average loans outstanding was 0.05% during 2005, compared to 0.11% and 0.21% for the years ended December 31, 2004 and 2003, respectively.  Charge-offs of loans generally reflects the realization of losses in the portfolio that were recognized previously through provisions for loan losses.  Recoveries are comprised of balances previously charged off that were collected in the period.  The provision for loan losses exceeded the net loans charged off during 2005, reflecting continued loan growth and management’s belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

          The following table presents information with respect to nonperforming assets.

	December 31,

(Dollars in thousands)	2005	2004	2003	2002	2001

Commercial	$625	$436	$403	$780	$1,918
Real estate construction	—	—	—	1,653	329
Real estate mortgage	228	—	498	—	210
Real estate commercial	231	1,367	1,689	2,486	3,790
Installment and other consumer	4	—	79	161	144

Loans on nonaccrual status	1,088	1,803	2,669	5,080	6,391
Loans past due 90 days or more but not on nonaccrual status	—	—	—	15	4
Other real estate owned (1)	—	384	1,741	1,672	1,308

Total nonperforming assets	$1,088	$2,187	$4,410	$6,767	$7,703

Percentage of nonperforming assets to total assets	0.05%	0.12%	0.27%	0.44%	0.54%
Total assets	$1,997,138	$1,790,919	$1,662,882	$1,532,327	$1,435,701

(1) Nonperforming assets include litigation settlement property in 2001.

Deposits and Borrowings

          The following table summarizes the average amount of, and the average rate paid on, each of the deposit and borrowing categories for the periods shown.

	2005		2004		2003

(Dollars in thousands)	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid

Demand	$421,766	—	$351,432	—	$283,504	—
Savings, money market and interest bearing demand	789,054	1.29%	737,409	0.46%	669,689	0.67%
Certificates of deposit	362,035	2.85%	336,623	2.31%	371,533	2.86%
Short-term borrowings	18,512	2.93%	26,818	1.38%	17,799	1.56%
Long-term borrowings (1)	111,840	4.82%	109,441	5.97%	99,734	5.24%

Total deposits and borrowings	$1,703,207	2.06%	$1,561,723	1.50%	$1,442,259	1.78%

(1)	Long-term borrowings include junior subordinated debentures.

          Average core deposits consisting of demand and savings, money market and interest bearing demand deposits increased 10% in 2005 compared to 2004.  Our core deposit increase was mainly due to:

•	Consistent sales practices by branch and commercial teams resulting in both consumer and business core deposit growth.
•	New free checking products introduced in Oregon during 2005; and
•	Businesses maintaining higher balances to avoid service charges in the low rate environment.

          Average time deposits increased $25.4 million, or 7.5% in 2005 compared to 2004, despite the fact that the Company did not price time deposits aggressively for growth.  Although a significant amount of time deposits will mature and reprice in the next twelve months, we expect to retain the majority of these deposits.   In the short term, time deposits have limited impact on the liquidity of the Company and these deposits can generally be retained and/or expanded with increases in rates paid which might, however, increase our cost of funds.  As of December 31, 2005, time deposit liabilities are presented below at the earlier of the next repricing date or maturity.

	Time Deposits of $100,000 or More		Other Time Deposits		Total time deposits

(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent

Reprice/mature in 3 months or less	$53,750	32.01%	$31,091	15.79%	$84,841	23.25%
Reprice/mature after 3 months through 6 months	45,924	27.35%	46,145	23.44%	92,069	25.24%
Reprice/mature after 6 months through one year	40,438	24.08%	67,160	34.11%	107,598	29.50%
Reprice/mature after one year through five years	27,696	16.49%	52,468	26.65%	80,164	21.98%
Reprice/mature after five years	105	0.07%	16	0.01%	121	0.03%

Total	$167,913	100.00%	$196,880	100.00%	$364,793	100.00%

          As of December 31, 2005, long term and short term borrowings had the following items remaining to contractual maturity.

(Dollars in thousands)	Due in three months or less	Due after three months through one year	Due after one year through five years	Due after five years	Total

Short-term borrowings	$61,350	$—	$—	$—	$61,350
Long-term borrowings (1)	5,000	15,500	62,600	—	83,100

Total borrowings	$66,350	$15,500	$62,600	$—	$144,450

(1) Based on contractual maturities, and may vary based on possible call dates.

          Deposit growth remains a key strategic focus for the Company and is subject to many risk factors including competitive pricing pressure, changing customer deposit behavior, and increasing or decreasing interest rate environments.  Adverse developments with respect to any of these risk factors could limit the Bank’s ability to attract and retain deposits and could have a material negative impact on revenues and net income.

Capital Resources

          The Federal Reserve and FDIC have established minimum requirements for capital adequacy for bank holding companies and member banks.  The requirements address both risk-based capital and leveraged capital.  The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk.  The Federal Reserve and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of Tier 1 capital to total risk-weighted assets of at least 4% and a ratio of total capital to total risk-weighted assets of 8% or greater.  In addition, the leverage ratio of Tier 1 capital to total assets less intangibles is required to be at least 3%.  See “Liquidity and Sources of Funds” for further discussion on impact of trust preferred securities on capital adequacy requirements.  As of December 31, 2005, Bancorp and the Bank were considered “Well Capitalized” under the regulatory risk based capital guidelines.

          Stockholders’ equity was $157.1 million at December 31, 2005, compared to $147.9 million at December 31, 2004, an increase of $9.2 million, or 6%, over that period of time.  At December 31, 2005, stockholders’ equity, as a percentage of total assets, was 7.87%, compared to 8.26% at December 31, 2004.  Share repurchases were the main factor reducing the equity to assets ratio.

          As the following table indicates, Bancorp currently exceeds the regulatory minimum capital ratio requirements.

	December 31, 2005

(Dollars in thousands)	Amount	Ratio

Tier 1 capital	$183,935	9.97%
Tier 1 capital minimum requirement	73,826	4.00%

Excess Tier 1 capital	$110,109	5.97%

Total capital	$204,404	11.07%
Total capital minimum requirement	147,652	8.00%

Excess total capital	$56,752	3.07%

Risk-adjusted assets	$1,845,649

Leverage ratio		9.42%
Minimum leverage requirement		3.00%

Excess leverage ratio		6.42%

Adjusted total assets	$1,952,637

          In July 2000, Bancorp announced a stock repurchase program that was expanded in September 2000, June 2001, September 2002 and again in April 2004.  Under this plan, the Company can purchase up to 3.88 million shares of the Company’s common stock, including completed purchases.  The Company intends to use existing funds and/or long-term borrowings to finance the repurchases.  Total shares available for repurchase under this plan were approximately 352,000 at December 31, 2005.  The following table presents information with respect to Bancorp’s July 2000 stock repurchase program.

(Shares and dollars in thousands)	Shares repurchased in period	Cost of shares repurchased	Average cost per share

Year ended 2000	573	$5,264	$9.19
Year ended 2001	534	6,597	12.35
Year ended 2002	866	13,081	15.11
Year ended 2003	587	10,461	17.81
Year ended 2004	484	10,515	21.73
Year ended 2005	484	11,815	24.41

Plan to date total	3,528	$57,733	$16.36

Liquidity and Sources of Funds

          The Bank’s primary sources of funds are customer deposits, maturities of investment securities, sales of “Available for Sale” securities, loan sales, loan repayments, net income, advances from the FHLB, and the use of Federal Funds markets.  The holding company specifically relies on dividends from the Bank and proceeds from the issuance of trust preferred securities for its funds, which are used for various corporate purposes, including dividends and stock repurchases under Bancorp’s stock repurchase program.

          At December 31, 2005, four wholly-owned subsidiary grantor trusts established by Bancorp had issued $26 million of pooled trust preferred securities.  Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The trusts use the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “debentures”) of the Company. The debentures are the sole assets of the trusts.  The Company’s obligations under the Junior Subordinated Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon the maturity of the debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

          The following table is a summary of current trust preferred securities at December 31, 2005.

(Dollars in thousands) Issuance Trust	Issuance date	Preferred security amount	Rate type (1)	Initial rate	Rate at 12/31/05	Maturity date

West Coast Statutory Trust I	December 2001	$5,000	Variable	5.60%	8.10%	December 2031
West Coast Statutory Trust II	June 2002	$7,500	Variable	5.34%	7.97%	June 2032
West Coast Statutory Trust III	September 2003	$7,500	Fixed	6.75%	6.75%	September 2033
West Coast Statutory Trust IV	March 2004	$6,000	Fixed	5.88%	5.88%	March 2034

(1) The variable rate preferred securities reprice quarterly.

          The total amount of trust preferred securities outstanding at December 31, 2005, 2004, and 2003, was $26 million, $26 million and $20 million, respectively. The interest rates on the trust preferred securities issued in December 2001, and June 2002 reset quarterly and are tied to the London Interbank Offered Rate (“LIBOR”) rate.  In connection with these two variable rate offerings, Bancorp entered into swap agreements that will result in a fixed interest rate on the securities for five years, equal to 8.62% and 8.14%, respectively.  The Company has the right to redeem the debentures of the December 2001 issuance in December 2006; the June 2002 issuance in June 2007; the September 2003 issuance in September 2008 and the March 2004 issuance in March 2009.

          On July 2, 2003, the Federal Reserve issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations.  The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance.  For additional information regarding trust preferred securities, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report including Footnote 7, “Junior Subordinated Debentures.”

          Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not.  Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

          Deposits are the primary source of new funds.  Total deposits were $1.6 billion at December 31, 2005, up from $1.5 billion at December 31, 2004.  Brokered deposits are generally not accepted, and we have none outstanding at December 31, 2005.  We have attempted to attract deposits in our market areas through competitive pricing and delivery of quality products.

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

          Bancorp is party to many contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit.  The table below presents certain future financial obligations including payments obligated under retirement plans.

	Payments due within time period at December 31, 2005

(Dollars in thousands)	0-12 Months	1-3 Years	4-5 Years	Due After Five Years	Total

Operating leases	$2,718	$5,193	$4,282	$10,842	$23,035
Junior subordinated debentures	5,000	15,000	6,000	—	26,000
Long-term borrowings	20,500	20,000	42,600	—	83,100
Other long-term liabilities	67	441	401	789	1,698

Total	$28,285	$40,634	$53,283	$11,631	$133,833

          The table above does not include interest payments on borrowings or junior subordinated debentures, deposit liabilities or increases in common area charges on operating leases.

          At December 31, 2005, Bancorp had commitments to extend credit of $774 million, up 27%, compared to $608 million at December 31, 2004.  A significant part of this growth was attributed to the expansion of the residential construction business.  For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report including Footnote 18 “Financial instruments with off-balance sheet risk.”

Recent Developments

          On February 1, 2006, Bancorp entered into a definitive agreement pursuant to which it agreed to acquire Mid-Valley Bank by means of a merger of Mid-Valley into West Coast Bank in which outstanding shares of Mid-Valley common stock will be exchanged for cash and common shares of Bancorp.   Under the terms of the agreement, Bancorp will issue approximately 607,800 shares of its common stock and pay approximately $5.0 million in cash in exchange for the outstanding Mid-Valley common stock. Completion of the merger is subject to various conditions, including receipt of regulatory approvals and approval by Mid-Valley shareholders.

          Mid-Valley is headquartered in Woodburn, Oregon.  At year-end 2005, Mid-Valley had total assets of approximately $100 million and operated full-service branches in communities just south of Portland, Oregon, including Woodburn (2), Wilsonville (1), and Mount Angel (1).

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk.     Interest rate, credit and operations risks are the most significant market risks impacting our performance.  Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities.  We rely on loan reviews, prudent loan underwriting standards and an adequate allowance for loan losses to mitigate credit risk.  Interest rate risk is reviewed at least quarterly by the Asset Liability Management Committee (“ALCO”) which includes senior management representatives. The ALCO manages our balance sheet to maintain the forecasted impact of interest rates on net interest income and present value of equity within acceptable ranges despite unforeseeable changes in interest rates.

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

          The following tables show the approximate percentage change in forecasted net interest income over a 12-month period and the percentage change in the present value of equity under several rate scenarios.  For the net interest income analysis, three rate scenarios provided by Global Insight, an outside economic service, are compared to a stable (flat) rate scenario:

	Actual rates December 31, 2005	Base Case 2006 (average)	Falling Rates 2006 (average)	Rising Rates 2006 (average)

Federal Funds Rate	4.25%	4.67%	3.54%	5.88%
Prime Rate	7.25%	7.67%	6.54%	8.88%
Treasury Yield Curve Spread 10-year to 3 month	40 basis points	38 basis points	70 basis points	164 basis points

Stable rate scenario compared to:	Percent Change in Net Interest Income

Rising	+6.7%
Base Case	+.7%
Falling	-1.4%

          As illustrated in the above table, at December 31, 2005, we estimate our balance sheet was asset sensitive over a 12 month horizon, meaning that interest earning assets mature or reprice more quickly than interest-bearing liabilities in a given period.  Therefore, a significant decrease in market rates of interest could adversely affect net interest income, while an increase in market rates may increase net interest income. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities.

          For the present value of equity analysis, the results are compared to the net present value of equity using the yield curve as of December 31, 2005.  This curve is then shifted up and down and the net present value of equity is computed.  This table does not include flattening or steepening yield curve effects.

December 31, 2005 Change in Interest Rates	Percent Change in Present Value of Equity

Up 200 basis points	5.87%
Up 100 basis points	2.71%
Down 100 basis points	-5.03%
Down 200 basis points	-10.48%

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

          The following table sets forth the estimated maturity and repricing and the resulting interest rate gap between interest earning assets and interest bearing liabilities at December 31, 2005.  The amounts in the table are derived from internal data from the Bank based on maturities and next repricing dates including contractual repayments.

	Estimated Maturity or Repricing at December 31, 2005

(Dollars in thousands)	0-3 Months	4-12 Months	1-5 Years	Due After Five Years	Total

Interest Earning Assets:
Interest earning balances due from banks	$7	$—	$—	$—	$7
Federal funds sold	12,625	—	—	—	12,625
Trading assets	945	—	—	—	945
Investments available for sale(1)(2)	38,081	40,053	148,153	66,377	292,664
Loans held for sale	3,220	—	—	—	3,220
Loans, including fees	692,119	284,357	550,800	27,178	1,554,454

Total interest earning assets	$746,997	$324,410	$698,953	$93,555	1,863,915

Allowance for loan losses					(20,469)
Cash and due from banks					75,737
Other assets					77,955

Total assets					$1,997,138

Interest Bearing Liabilities:
Savings and interest bearing demand deposits(3)	$88,088	$207,183	$281,391	$251,247	$827,909
Certificates of deposit	77,617	202,996	84,059	121	364,793
Borrowings (2)	66,350	15,500	62,600	—	144,450
Junior subordinated debentures	—	5,000	21,000	—	26,000

Total interest bearing liabilities	$232,055	$430,679	$449,050	$251,368	1,363,152

Other liabilities					476,863

Total liabilities					1,840,015
Stockholders’ equity					157,123

Total liabilities & stockholders’ equity					$1,997,138

Interest sensitivity gap	$514,942	$(106,269)	$249,903	$(157,813)	$500,763
Cumulative interest sensitivity gap	$514,942	$408,673	$658,576	$500,763
Cumulative interest sensitivity gap as a percentage of total assets	26%	20%	33%	25%

(1)	Equity investments have been placed in the 0-3 month category.
(2)	Repricing is based on anticipated call dates, and may vary from contractual maturities.
(3)	Repricing is based on estimated average lives.

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

We have audited the accompanying consolidated balance sheets of West Coast Bancorp and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2006 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Portland, Oregon
February 8, 2006

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)	2005	2004

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$75,737	$40,751
Federal funds sold	7	101
Interest-bearing deposits in other banks	12,625	2

Total cash and cash equivalents	88,369	40,854
Trading assets	945	958
Investment securities available for sale, at fair value (amortized cost: $294,382 and $265,298)	292,664	266,262
Loans held for sale	3,220	2,706
Loans	1,554,454	1,427,994
Allowance for loan losses	(20,469)	(18,971)

Loans, net	1,533,985	1,409,023
Premises and equipment, net	29,825	29,117
Intangible assets	180	519
Bank owned life insurance	19,734	18,885
Other assets	28,216	22,595

Total assets	$1,997,138	$1,790,919

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand deposits	$456,760	$391,746
Savings and interest-bearing demand deposits	827,909	738,402
Certificates of deposit	364,793	342,561

Total deposits	1,649,462	1,472,709
Short-term borrowings	61,350	41,782
Long-term borrowings	83,100	85,500
Junior subordinated debentures	26,000	26,000
Other liabilities	20,103	17,074

Total liabilities	1,840,015	1,643,065
Commitments and contingent liabilities (Note 8)
STOCKHOLDERS’ EQUITY:
Preferred stock: no par value, none issued; 10,000,000 shares authorized	—	—
Common stock: no par value, 55,000,000 shares authorized; 14,691,586 and 14,872,290 shares issued and outstanding, respectively	18,364	18,590
Additional paid-in capital	53,976	60,730
Retained earnings	87,611	69,612
Deferred compensation	(1,773)	(1,486)
Accumulated other comprehensive (loss) income	(1,055)	408

Total stockholders’ equity	157,123	147,854

Total liabilities and stockholders’ equity	$1,997,138	$1,790,919

See notes to consolidated financial statements

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (In thousands, except per share amounts)	2005	2004	2003

INTEREST INCOME:
Interest and fees on loans	$101,419	$79,903	$77,321
Interest on taxable investment securities	8,201	9,819	8,891
Interest on nontaxable investment securities	2,719	3,070	3,257
Interest on deposits in other banks	88	75	76
Interest on federal funds sold	564	121	133

Total interest income	112,991	92,988	89,678
INTEREST EXPENSE:
Savings and interest-bearing demand	10,166	3,425	4,492
Certificates of deposit	10,331	7,789	10,639
Short-term borrowings	543	371	277
Long-term borrowings	3,467	4,679	4,023
Junior subordinated debentures	1,923	1,851	1,208

Total interest expense	26,430	18,115	20,639

NET INTEREST INCOME	86,561	74,873	69,039
Provision for loan losses	2,175	2,260	3,800

Net interest income after provision for loan losses	84,386	72,613	65,239
NONINTEREST INCOME:
Service charges on deposit accounts	8,686	7,474	6,960
Payment systems related revenue	4,900	3,878	3,432
Trust and investment services revenue	5,151	4,558	3,772
Gains on sales of loans	3,046	3,906	5,124
Other	3,348	2,667	2,566
Loss on impairment of securities	(1,316)	—	—
Net gains (losses) on sales of securities	(716)	(20)	192

Total noninterest income	23,099	22,463	22,046
NONINTEREST EXPENSE:
Salaries and employee benefits	40,606	36,297	32,487
Equipment	4,837	4,917	4,862
Occupancy	6,267	5,722	4,901
Payment systems related expense	1,739	1,449	1,307
Professional fees	2,984	2,314	2,314
Postage, printing and office supplies	2,833	2,616	2,590
Marketing	3,830	2,402	2,047
Communications	1,210	1,182	1,166
Other noninterest expense	8,328	6,472	6,476

Total noninterest expense	72,634	63,371	58,150

INCOME BEFORE INCOME TAXES	34,851	31,705	29,135
PROVISION FOR INCOME TAXES	11,011	9,697	9,338

NET INCOME	$23,840	$22,008	$19,797

Basic earnings per share	$1.63	$1.48	$1.31
Diluted earnings per share	$1.55	$1.42	$1.26
Weighted average common shares	14,658	14,849	15,077
Weighted average diluted shares	15,344	15,526	15,674

See notes to consolidated financial statements

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (Dollars in thousands)	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,840	$22,008	$19,797
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,415	3,469	3,611
Amortization of tax credits	750	589	129
Deferred income tax (benefit) expense	(1,719)	1,405	(689)
Amortization of intangibles	339	346	353
Provision for loan losses	2,175	2,260	3,800
Federal Home Loan Bank dividend	(39)	(268)	(552)
Increase in interest receivable	(2,044)	(397)	(38)
(Increase) decrease in other assets	(1,075)	810	2,745
Loss on impairment of securities	1,316	—	—
Losses (gains) on sales of securities	716	20	(192)
Realized net (gain) loss on derivatives	(55)	(6)	22
Gains on sale of loans	(3,046)	(3,906)	(5,124)
Origination of loans held for sale	(85,966)	(136,527)	(182,630)
Proceeds from sales of loans held for sale	88,498	142,456	193,949
Increase (decrease) in interest payable	259	41	(342)
Increase in other liabilities	4,025	3,436	3,932
Increase in cash surrender value of bank owned life insurance	(849)	(823)	(743)
Gain on benefit of proceeds from bank owned life insurance	—	—	(202)
Stock based compensation expense	988	782	679
Tax benefit associated with stock options	(1,255)	(1,348)	(732)
Decrease (increase) in trading assets	13	33	(24)

Net cash provided by operating activities	30,286	34,380	37,749
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	30,903	99,738	115,606
Proceeds from sales of available for sale securities	49,253	8,982	4,158
Purchase of available for sale securities	(111,629)	(58,478)	(179,136)
Federal Home Loan Bank redemption	—	393	924
Purchase of bank owned life insurance	—	—	(16,000)
Investments in tax credits	(260)	(54)	(151)
Proceeds from death benefit paid on bank owned life insurance	—	—	640
Loans made to customers greater than principal collected on loans	(127,137)	(152,994)	(63,473)
Purchase of loans	—	(55,539)	—
Net capital expenditures	(3,726)	(4,858)	(3,269)

Net cash used in investing activities	(162,596)	(162,810)	(140,701)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest bearing transaction accounts	154,521	71,257	163,665
Net increase (decrease) in certificates of deposit	22,232	(3,407)	(25,259)
Proceeds from issuance of junior subordinated debentures	—	6,000	7,500
Proceeds from issuance of long-term borrowings	22,600	50,000	5,000
Repayment of long-term borrowings	(25,000)	(42,500)	(25,000)
Net increase (decrease) in short-term borrowings	19,568	36,755	(4,875)
Repurchase of common stock	(11,815)	(10,515)	(10,461)
Net proceeds from issuance of common stock	3,560	3,502	3,081
Dividends paid and cash paid for fractional shares	(5,841)	(5,312)	(4,928)

Net cash provided by financing activities	179,825	105,780	108,723

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	47,515	(22,650)	5,771
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	40,854	63,504	57,733

CASH AND CASH EQUIVALENTS AT END OF YEAR	$88,369	$40,854	$63,504

Supplemental cash flow information:
Cash paid in the year for:
Interest	$26,171	$18,074	$20,981
Income taxes	$13,641	$6,358	$9,158
Noncash investing and financing activities:
Change in unrealized loss on available for sale securities and derivatives, net of tax	$(1,463)	$(2,664)	$(1,502)
Dividends declared and accrued in other liabilities	$1,550	$1,381	$1,287

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated Other Comprehensive Income (loss)	Total
	Common Stock		Additional Paid-In Capital	Retained Earnings	Deferred Compensation

(Shares and Dollars in thousands)	Shares	Amount

BALANCE, January 1, 2003	15,326	$19,158	$72,279	$38,047	$(671)	$4,574	$133,387
Comprehensive income:
Net income	—	—	—	19,797	—	—	$19,797
Other comprehensive loss, net of tax:
Net unrealized investment/derivative losses	—	—	—	—	—	(1,502)	(1,502)

Other comprehensive loss, net of tax							(1,502)

Comprehensive income							$18,295

Cash dividends, $.32 per common share	—	—	—	(4,928)	—	—	(4,928)
Issuance of common stock pursuant to option plans	291	363	2,500	—	—	—	2,863
Redemption of stock pursuant to stock plans	(29)	(36)	(457)	—	27	—	(466)
Activity in Deferred Compensation Plan	(3)	(3)	(45)	—	—	—	(48)
Issuance of common stock pursuant to restricted stock plans	78	97	1,180	—	(1,277)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	679	—	679
Common stock repurchased and retired	(587)	(734)	(9,727)	—	—	—	(10,461)
Tax benefit associated with stock options	—	—	732	—	—	—	732

BALANCE, December 31, 2003	15,076	$18,845	$66,462	$52,916	$(1,242)	$3,072	$140,053
Comprehensive income:
Net income	—	—	—	22,008	—	—	$22,008
Other comprehensive loss, net of tax:
Net unrealized investment/derivative losses	—	—	—	—	—	(2,664)	(2,664)

Other comprehensive loss, net of tax							(2,664)

Comprehensive income							$19,344

Cash dividends, $.36 per common share	—	—	—	(5,312)	—	—	(5,312)
Issuance of common stock pursuant to option plans	279	348	2,854	—	—	—	3,202
Redemption of stock pursuant to stock plans	(49)	(61)	(995)	—	69	—	(987)
Activity in Deferred Compensation Plan	(1)	(1)	(60)	—	—	—	(61)
Issuance of common stock pursuant to restricted stock plans	51	64	1,031	—	(1,095)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	782	—	782
Common stock repurchased and retired	(484)	(605)	(9,910)	—	—	—	(10,515)
Tax benefit associated with stock plans	—	—	1,348	—	—	—	1,348

BALANCE, December 31, 2004	14,872	18,590	60,730	69,612	(1,486)	408	147,854
Comprehensive income:
Net income	—	—	—	23,840	—	—	$23,840
Other comprehensive loss, net of tax:
Net unrealized investment/derivative losses	—	—	—	—	—	(1,463)	(1,463)

Other comprehensive loss, net of tax							(1,463)

Comprehensive income							$22,377

Cash dividends, $.40 per common share	—	—	—	(5,841)	—	—	(5,841)
Issuance of common stock pursuant to option plans	286	357	2,988	—	—	—	3,345
Redemption of stock pursuant to stock plans	(42)	(53)	(955)	—	31	—	(977)
Activity in Deferred Compensation Plan	(2)	(3)	(60)	—	—	—	(63)
Issuance of common stock pursuant to restricted stock plans	62	78	1,228	—	(1,306)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	988	—	988
Common stock repurchased and retired	(484)	(605)	(11,210)	—	—	—	(11,815)
Tax benefit associated with stock plans	—	—	1,255	—	—	—	1,255

BALANCE, December 31, 2005	14,692	$18,364	$53,976	$87,611	$(1,773)	$(1,055)	$157,123

See notes to consolidated financial statements

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

             Principles of Consolidation.  The accompanying consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or “the Company”), which operates its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust, and Totten, Inc., after elimination of intercompany transactions and balances. In accordance with Financial Accounting Standards Board Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities,” (“FIN No. 46 (revised)”), West Coast Statutory Trust I, II, III and IV are considered related parties to West Coast Bancorp and their financial results are not consolidated in West Coast Bancorp’s financial statements effective December 31, 2004.

             Nature of Operations. West Coast Bancorp’s activities include offering a full range of financial services through 52 branch offices in western Oregon and Washington.  West Coast Trust provides fiduciary, agency, trust and related services, and life insurance products.

             Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.  For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks, and federal funds sold.  Generally, federal funds are purchased and sold for one-day periods.

             Trading Assets.   Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings.  Trading assets held at December 31, 2005 and 2004 are related solely to assets held in a Rabbi Trust for benefit of the Company’s deferred compensation plans.

             Investment Securities.  Investment securities are classified as either available for sale or held to maturity.  For purposes of computing gains and losses, cost of securities sold is determined using the specific identification method.  Available for sale securities are carried at fair value with unrealized gains and losses, net of any tax effect, added to or deducted directly from stockholders’ equity.  Held to maturity securities are carried at amortized cost.  The Company does not have any held to maturity securities as of December 31, 2005 or 2004.  The Company analyzes investment securities for other than temporary impairment on a periodic basis.  Declines in fair value that are deemed other than temporary, if any, are reported in non-interest income.

             Loans Held for Sale.  Loans held for sale are carried at the lower of cost or market.  Market value is determined in the aggregate.  When a loan is sold, the gain is recognized in the consolidated statement of income as the proceeds less the book value of the loan including unamortized fees and capitalized direct costs. In addition, we originate loans to customers under Small Business Administration (“SBA”) programs that generally provide for SBA guarantees of 50% to 85% of each loan. We periodically sell the guaranteed portion of certain SBA loans to investors and retain the unguaranteed portion and servicing rights in our loan portfolio. Gains on these sales are earned through the sale of the guaranteed portion of the loan for an amount in excess of the adjusted carrying value of the portion of the loan sold. We allocate the carrying value of such loans between the portion sold, the portion retained and a value assigned to the right to service the loan. The difference between the adjusted carrying value of the portion retained and the face amount of the portion retained is amortized to interest income over the life of the related loan using a straight-line method over the anticipated lives of the pool of SBA loans.

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

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Allowance for Loan Losses.  The allowance for loan losses is based on management’s estimates. Management determines the adequacy of the allowance for loan losses based on evaluations of the loan portfolio, recent loss experience, and other factors, including economic conditions. The Company determines the amount of the allowance for loan losses required for certain sectors based on relative risk characteristics of the loan portfolio. Actual losses may vary from current estimates.  These estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known.  The allowance for loan losses is increased by provisions for loan losses in operating earnings.  Losses are charged to the allowance while recoveries are credited to the allowance.

             Premises and Equipment.  Premises and equipment are stated at cost, less accumulated depreciation and amortization.  Land is carried at cost.  The provision for depreciation is computed on the straight-line method over the estimated useful lives of the related assets.  In general, furniture and equipment is booked with a useful life of 3 to 10 years, software and computer related equipment is booked for 3 to 5 years and buildings are booked for periods up to 40 years.  Leasehold improvements are amortized over the life of the related lease, or the life of the related assets, whichever is shorter. Expenditures for major renovations and betterments of the Company’s premises and equipment are capitalized.   Improvements are capitalized and depreciated over their estimated useful lives.  Minor repairs, maintenance, and improvements are charged to operations as incurred.  When property is replaced or otherwise disposed of, the cost of such assets and the related accumulated depreciation are removed from their respective accounts.  Related gain or loss, if any, is recorded in current operations.

             Servicing of Financial Assets.  Bancorp originates loans under SBA loan programs.  Bancorp periodically sells such loans, and retains servicing rights on the loans originated and sold.  The fair value of the servicing rights are determined based upon discounted cash flow analysis and such servicing rights are being amortized in proportion to, and over the period of, estimated future net servicing income.  The servicing rights are periodically evaluated for impairment.  No impairment was recognized during 2005, 2004, or 2003.

             Intangible Assets.  Intangible assets are composed of deposit premiums of $.2 million and $.5 million (net of accumulated amortization of $3.0 million and $2.7 million), at December 31, 2005 and 2004, respectively.  These deposit premiums are being amortized over a ten-year period.

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

             Trust Company Assets.  Assets (other than cash deposits) held by West Coast Trust in fiduciary or agency capacities for its trust customers are not included in the accompanying consolidated balance sheets, since such items are not assets of West Coast Trust.

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

             Loan Fees and Direct Loan Origination Costs.  Loan origination and commitment fees and direct loan origination costs are deferred and recognized as an adjustment to the yield over the life of the related loans.

             Federal Home Loan Bank Stock.  Included in investment securities available for sale is the Bank’s investment in Federal Home Loan Banks of Seattle and of San Francisco (“FHLB”) stock and is carried at par value, which reasonably approximates its fair value. The Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. Stock redemptions are at the discretion of the FHLB.

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Operating Segments.  Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, requires public enterprises to report certain information about their operating segments in the financial statements. The basis for determining the Company’s operating segments is the way in which management operates the businesses.  Bancorp has identified two business segments, Banking and other which includes transactions of West Coast Trust.  See footnote 20, “Segment and related information” for more detail.

             Reclassifications. Certain amounts reported in prior years’ financial statements have been reclassified to conform to the current presentation. The effects of the reclassifications are not considered material.

             New Accounting Pronouncements.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued a revision to SFAS No. 123 (Revised), Share-Based Payment.  This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services.  This statement requires that the cost resulting from all share-based payment transactions be recognized in the financial statements.  In addition, this statement establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all entities to apply a fair-value based measurement method in accounting for share-based payment transactions.  This statement replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees.  In addition, this statement amends SFAS No. 95, Statement of Cash Flows, to require that excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.  Bancorp would have recognized $.7 million, $.6 million and $.8 million, after tax, in 2005, 2004 and 2003, respectively, had SFAS No. 123 been applied to those years.  This statement is effective for Bancorp as of January 1, 2006.

             As a result of the adoption of SFAS No. 123 (revised), the Company estimates it will recognize an additional compensation expense of approximately $.4 million after tax, or $.03 per diluted share for the full year 2006.  Estimated future levels of compensation expense recognized related to stock based awards would be impacted by new awards, modifications to awards, or cancellation of awards after the adoption of SFAS No. 123 (revised).

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

             On November 3, 2005, FSP FAS Nos. 115-1 and FAS 124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,” was issued.  This FSP nullifies certain requirements of Issue 03-1 and supersedes EITF Topic No. D-44, “Recognition of Other-Than-Temporary Impairment upon the Planned Sale of a Security Whose Cost Exceeds Fair Value.”  This FSP nullified the requirements of paragraphs 10-18 of Issue 03-1, carried forward the requirements of paragraph 8 and 9 of Issue 03-1 with respect to cost-method investments and carries forward the disclosure requirements included in paragraphs 21 and 22 of Issue 03-1 and related examples.  The guidance in this FSP shall be applied to reporting periods beginning after December 15, 2005.  The Company believes the adoption of this FSP in 2006 will not materially impact our results of operations, financial condition, or related disclosures.

1.          SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

             Accounting for Stock-Based Compensation.  At December 31, 2005, Bancorp has multiple stock option plans, which are described in Note 16.  In addition, Bancorp has a stock compensation plan under which both restricted stock and stock options are granted.  Bancorp recognizes compensation expense for restricted stock granted.  Bancorp accounts for its stock option plans using the intrinsic value method under APB Opinion 25, under which no compensation cost has been recognized in the periods presented. All options granted under our stock option plans had an exercise price equal to the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS No. 123, Accounting for Stock-Based Compensation had been applied to all outstanding and unvested awards in each period.

	Year ended December 31

(Dollars in thousands, except per share data)	2005	2004	2003

Net income, as reported	$23,840	$22,008	$19,797
Add: Restricted stock compensation expense included in reported net income, net of related tax effects	603	477	414
Deduct: Total stock-based compensation expense including both restricted stock and stock options, determined under fair value based method, net of related tax effects	(1,294)	(1,048)	(1,207)

Pro forma net income	$23,149	$21,437	$19,004

Earnings per share:
Basic-as reported	$1.63	$1.48	$1.31
Basic-proforma	$1.58	$1.44	$1.26
Diluted-as reported	$1.55	$1.42	$1.26
Diluted-proforma	$1.51	$1.38	$1.21

2.          INVESTMENT SECURITIES

             The following table presents the investment portfolio as of December 31, 2005 and 2004:

	AVAILABLE FOR SALE

(Dollars in thousands) December 31, 2005	Amortized Cost	Unrealized Gross Gains	Unrealized Gross Losses	Fair Value

U.S. Government agency securities	$90,338	$126	$(947)	$89,517
Corporate securities	22,748	61	(124)	22,685
Mortgage-backed securities	96,066	88	(1,323)	94,831
Obligations of state and political subdivisions	69,986	876	(369)	70,493
Equity investments and other securities	15,244	11	(117)	15,138

Total	$294,382	$1,162	$(2,880)	$292,664

	AVAILABLE FOR SALE

(Dollars in thousands) December 31, 2004	Amortized Cost	Unrealized Gross Gains	Unrealized Gross Losses	Fair Value

U.S. Government agency securities	$82,507	$405	$(550)	$82,362
Corporate securities	17,890	173	(34)	18,029
Mortgage-backed securities	81,669	205	(520)	81,354
Obligations of state and political subdivisions	68,711	2,282	(87)	70,906
Equity investments and other securities	14,521	20	(930)	13,611

Total	$265,298	$3,085	$(2,121)	$266,262

             Gross realized gains in 2005, 2004 and 2003 were $0, $75,000, and $192,000, respectively. Gross realized losses in 2005, 2004, and 2003 were $2,032,000, $95,000 and $0 respectively. Securities with a fair value of approximately $68.3 million and $42.8 million were pledged to secure public deposits at December 31, 2005 and 2004, respectively.  At December 31, 2005 and December 31, 2004, Bancorp had no reverse repurchase agreements.  Under regulatory guidelines, no outstanding mortgage-backed securities were classified as high risk at December 31, 2005 or 2004.

             The following table provides information on investment securities with 12 month or greater continuous unrealized losses as of December 31, 2005:

(Dollars in thousands) December 31, 2005	Amortized cost of securities with an unrealized loss more than 12 continuous months	Fair value of securities with an unrealized loss more than 12 continuous months	Unrealized Gross Losses

U.S. Government agency securities	$20,254	$19,781	$(473)
Mortgage-backed securities	27,331	26,662	(669)
Obligations of state and political subdivisions	3,688	3,547	(141)
Other	7,581	7,503	(78)

Total	$58,854	$57,493	$(1,361)

             There were 33 investment securities with a 12 month or greater continuous unrealized loss of $1.4 million in the investment portfolio at December 31, 2005.  There were 9 investment securities with a 12 month or greater continuous unrealized loss of $.3 in the investment portfolio at December 31, 2004.  At December 31, 2005 there were a total of 112 securities with unrealized losses totaling $2.9 million, while there were approximately 60 securities with a total unrealized loss of $2.1 million at December 31, 2004.  The increase in the unrealized loss on these securities was primarily due to an increase in interest rates subsequent to their purchase.  The value of these securities will fluctuate as market interest rates change.  The Company has the ability and intent to hold them until the value recovers.

2.          INVESTMENT SECURITIES (continued)

             The following table provides information on investment securities which have an unrealized loss and have been in an unrealized loss position for less than 12 months as of December 31, 2005:

(Dollars in thousands) December 31, 2005	Amortized cost of securities with an unrealized loss less than 12 continuous months	Fair value of securities with an unrealized loss less than 12 continuous months	Unrealized Gross Losses

U.S. Government agency securities	$65,655	$65,181	$(474)
Corporate securities	4,163	4,116	(47)
Mortgage-backed securities	46,705	46,052	(653)
Obligations of state and political subdivisions	17,832	17,604	(228)
Equity investments and other securities	5,684	5,567	(117)

Total	$140,039	$138,520	$(1,519)

             At March 31, 2005, the Company recorded an other-than-temporary impairment charge of approximately $1.3 million, pretax or $803,000, after tax, or $.05 per fully diluted share, related to declines in the value of Freddie Mac preferred stock held in the Company’s available for sale investment portfolio.  The Company owns 100,000 shares of Freddie Mac Preferred Series L shares which were acquired November 5, 1999, at a cost (book value) of $5,000,000, which was also the book value of these securities as of March 31, 2005, prior to the impairment charge. The market value of the securities as of March 31, 2005 was $3,684,000, which is our current book value on these securities As of December 31, 2005, the market value was $3,620,000. The rate at which interest accrues on these shares resets every five years, most recently on December 31, 2004.  The current interest rate of 3.58% is fixed until December 31, 2009, at which time it will reset to the 5 year treasury rate. The shares may be called at each reset date.

3.          MATURITIES OF INVESTMENT SECURITIES

             The follow table presents the maturities of the investment portfolio at December 31, 2005:

	Available for sale
(Dollars in thousands) December 31, 2005
	Amortized cost	Fair value

U.S. Government agency securities:
One year or less	$19,373	$19,303
After one year through five years	56,573	55,939
After five through ten years	14,392	14,275

	90,338	89,517
Corporate Securities:
One year or less	2,581	2,546
After one year through five years	3,607	3,593
After five through ten years	2,560	2,552
Due after ten years	14,000	13,994

Total	22,748	22,685
Obligations of state and political subdivisions:
One year or less	8,257	8,302
After one year through five years	27,481	27,966
After five through ten years	28,460	28,497
Due after ten years	5,788	5,728

Total	69,986	70,493

Sub-total	183,072	182,695
Mortgage-backed securities	96,066	94,831
Equity investments and other securities	15,244	15,138

Total securities	$294,382	$292,664

             Mortgage-backed securities including collateralized mortgage obligations and asset-backed securities, have maturities that will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

4.          LOANS AND ALLOWANCE FOR LOAN LOSSES

             The following table presents the loan portfolio as of December 31, 2005 and 2004:

	December 31,

(Dollars in thousands)	2005	2004

Commercial loans	$364,604	$357,776
Real estate – construction	210,828	116,974
Real estate – mortgage	242,015	212,959
Real estate – commercial	709,176	704,390
Installment and other consumer	27,831	35,895

Total loans	1,554,454	1,427,994
Allowance for loan losses	(20,469)	(18,971)

Total loans, net	$1,533,985	$1,409,023

             The following is an analysis of the changes in the allowance for loan losses:

	Year Ending December 31,

(Dollars in thousands)	2005	2004	2003

Balance, beginning of period	$18,971	$18,131	$16,838
Provision for loan loss	2,175	2,260	3,800
Losses charged to the allowance	(1,624)	(2,374)	(3,098)
Recoveries credited to the allowance	947	954	591

Balance, end of period	$20,469	$18,971	$18,131

             Loans, on which the accrual of interest has been discontinued, amounted to approximately $1.1 million, $1.8 million and $2.7 million at December 31, 2005, 2004, and 2003, respectively.  Interest income foregone on non-accrual loans was approximately $73,000, $204,000 and $231,000 in 2005, 2004, and 2003, respectively.

             At December 31, 2005 and 2004, Bancorp’s recorded investment in certain loans that were considered to be impaired was $5.1 million and $1.9 million, respectively.  Of these impaired loans, $4.1 million and $1.0 million had a specific related valuation allowance of $.9 million and $.3 million, respectively, while $1.0 million and $.9 million did not require a specific valuation allowance.  The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all loans in the portfolio.  The average recorded investment in impaired loans for the years ended December 31, 2005, 2004, and 2003 was approximately, $4.4 million, $3.6 million and $4.0 million, respectively.  For the years ended December 31, 2005, 2004 and 2003, interest income recognized on impaired loans totaled $272,000, $187,000, and $193,000, respectively, all of which was recognized on a cash basis.

             The Bank makes commercial and residential loans to customers primarily throughout Oregon and Washington.  Although the Bank has a diversified loan portfolio, a substantial portion of the portfolio belongs to debtors whose ability to honor their contracts is dependent upon the economies of Oregon and/or Washington.

5.          PREMISES AND EQUIPMENT

             Premises and equipment consists of the following:

	December 31,

(Dollars in thousands)	2005	2004

Land	$4,796	$4,796
Buildings and improvements	25,622	24,680
Furniture and equipment	26,182	26,177
Construction in progress	269	490

	56,869	56,143
Accumulated depreciation	(27,044)	(27,026)

Total	$29,825	$29,117

             Depreciation included in net occupancy and equipment expense amounted to $3.0 million, $2.9 million and $2.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.  The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists.  No impairment write-downs occurred in 2005 or 2004.

6.          BORROWINGS

             Borrowings consist of the following:

	December 31,

(Dollars in thousands)	2005	2004

Short-term borrowings:
FHLB advances	$61,350	$41,782
Long-term borrowings:
FHLB advances	83,100	85,500

Total borrowings	$144,450	$127,282

             Short-term borrowings consist of FHLB borrowings. Bancorp had no outstanding Federal Funds purchased or reverse repurchase agreements at December 31, 2005 and 2004.  Bancorp had $5.0 million in reverse repurchase agreements that matured in March 2004.

             Long-term borrowings at December 31, 2005 consist of notes with fixed maturities, balloon payments and putable advances with the FHLB totaling $83.1 million.  Total long-term borrowings with fixed maturities were $78.1 million with rates ranging from 2.88% to 5.63%.  Bancorp’s putable advances total $5.0 million with an original term of five years at a rate of 3.36%, quarterly put options if LIBOR exceeds 6% and a final maturity in June 2009.  Principal balloon payments due on Bancorp’s long-term borrowings at December 31, 2005 are $20.5 million in 2006, $10.0 million in 2007, $10.0 million in 2008, and $20.0 million in 2009, and $22.6 million in 2010, with no balances due thereafter.  Bancorp refinanced $5 million of long-term FHLB debt at a pretax cost of approximately $.1 million during 2005.  Bancorp refinanced $30 million of long-term FHLB debt at a pretax cost of approximately $.9 million during 2004.

             Long-term borrowings at December 31, 2004 consisted of notes with fixed maturities, balloon payments and putable advances with the FHLB totaling $85.5 million.  Total long-term borrowings with fixed maturities were $70.5 million with rates ranging from 2.88% to 5.63%.

             FHLB advances are collateralized as provided for in the advance, pledge and security agreements with the FHLB, by certain security investments and mortgage-backed securities, stock owned by Bancorp including deposits at the FHLB and certain qualifying loans.  At December 31, 2005 the Company had additional borrowing capacity available of $142.1 million at the FHLB.

7.          JUNIOR SUBORDINATED DEBENTURES

             At December 31, 2005, four wholly-owned subsidiary grantor trusts established by Bancorp had issued $26 million of pooled Trust Preferred Securities (“trust preferred securities”).  Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in the indentures.  The trusts used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts.  The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts.  The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures, or upon earlier redemption as provided in the indentures.  The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

             The following table is a summary of current trust preferred securities at December 31, 2005:

(Dollars in thousands) Issuance Trust	Issuance date	Preferred security amount	Rate type (1)	Initial rate	Rate at 12/31/05	Maturity date

West Coast Statutory Trust I	December 2001	$5,000	Variable	5.60%	8.10%	December 2031
West Coast Statutory Trust II	June 2002	$7,500	Variable	5.34%	7.97%	June 2032
West Coast Statutory Trust III	September 2003	$7,500	Fixed	6.75%	6.75%	September 2033
West Coast Statutory Trust IV	March 2004	$6,000	Fixed	5.88%	5.88%	March 2034

(1) The variable rate preferred securities reprice quarterly.

             The total amount of trust preferred securities outstanding at December 31, 2005, and 2004, was $26 million. The interest rates on the trust preferred securities issued in December 2001, and June 2002 reset quarterly and are tied to the London Interbank Offered Rate (“LIBOR”).  In connection with the variable rate offerings, Bancorp entered into swap agreements that will result in a fixed interest rate on the securities for five years, equal to 8.62% and 8.14%, respectively.  The Company has the right to redeem the debentures issued in the December 2001 offering in December 2006; the June 2002 offering in June 2007, the September 2003 offering in September 2008, and the March 2004 offering in March 2009.

             With the adoption of FIN No. 46 (revised), Bancorp deconsolidated the three grantor trusts as of December 31, 2003.  As a result, the junior subordinated debentures issued by Bancorp to the grantor trusts, totaling $26 million, are reflected in our consolidated balance sheet in the liabilities section at December 31, 2005, under the caption “junior subordinated debentures.”  Bancorp records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. Bancorp recorded $.8 million in other assets in the consolidated balance sheet at December 31, 2005 and 2004, respectively, for the common capital securities issued by the issuer trusts.

             On July 2, 2003, the Federal Reserve Bank (“Federal Reserve”) issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations.  The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance.

8.          COMMITMENTS AND CONTINGENT LIABILITIES

             The Company leases land and office space under 37 leases, of which 35 are long-term operating leases that expire between 2006 and 2021.  At the end of most of the respective lease terms, Bancorp has the option to renew the leases at fair market value.  At December 31, 2005, minimum future lease payments under these leases and other operating leases were:

(Dollars in thousands) Year	Minimum Future Lease Payments

2006	$2,718
2007	2,717
2008	2,476
2009	2,325
2010	1,957
Thereafter	10,842

Total	$23,035

             Rental expense for all operating leases was $2.6 million, $2.4 million, and $2.1 million for the years ended December 31, 2005, 2004, and 2003, respectively.

             Included in “other liabilities” is a fourth quarter charge in the amount of $1.0 million for management’s estimate of loss exposure with respect to a legal matter.  Should Bancorp ultimately be determined to be liable in this matter, Bancorp believes it could face additional liability up to $1.0 million and that the risk its liability will exceed such amount is remote. Bancorp is in the process of determining the likelihood that insurance will cover any loss Bancorp incurs in connection with this matter.

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

9.          INCOME TAXES

             The provision (benefit) for income taxes for the last three years consisted of the following:

	Year ended December 31,

(Dollars in thousands)	2005	2004	2003

Current
Federal	$8,510	$6,977	$8,332
State	782	1,315	1,695

	9,292	8,292	10,027
Deferred
Federal	1,489	1,217	(575)
State	230	188	(114)

	1,719	1,405	(689)
Total
Federal	9,999	8,194	7,757
State	1,012	1,503	1,581

Total	$11,011	$9,697	$9,338

9.          INCOME TAXES (continued)

             Net deferred taxes are included in other assets on the Company’s balance sheet. The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2005 and 2004 are presented below:

	December 31,

(Dollars in thousands)	2005	2004

Deferred tax assets:
Allowance for loan losses	$8,042	$7,454
Net unrealized loss on investments available for sale	675	—
Net unrealized loss on derivatives-Swap	9	115
Deferred employee benefits	1,273	992
Loss on impairment of securities	517	—
Other	645	175

Total deferred tax assets	11,161	8,736
Deferred tax liabilities:
Accumulated depreciation	1,485	1,756
Loan origination costs	2,096	1,687
Federal Home Loan Bank stock dividends	1,860	1,844
Net unrealized gains on investments available for sale	—	379
Intangible assets	40	47
Other	269	278

Total deferred tax liabilities	5,750	5,991

Net deferred tax assets	$5,411	$2,745

             Based on historical performance, the Company believes it is more likely than not that the net deferred tax assets at December 31, 2005 and 2004 will be used to reduce future taxable income and therefore no valuation allowance associated with deferred tax assets has been established at December 31, 2005 and 2004.

             The effective tax rate varies from the federal income tax statutory rate.  The reasons for the variance are as follows:

	Year ended December 31,

(Dollars in thousands)	2005	2004	2003

Expected federal income tax provision (1)	$12,198	$11,097	$10,197
State income tax, net of federal income tax effect	658	977	1,029
Interest on obligations of state and political subdivisions exempt from federal tax	(973)	(1,078)	(1,144)
Investment tax credits	(521)	(520)	(520)
Bank owned life insurance	(291)	(277)	(285)
Other, net	(60)	(502)	61

Total	$11,011	$9,697	$9,338

(1) Federal income tax provision applied at 35%.

10.          STOCKHOLDERS’ EQUITY AND REGULATORY REQUIREMENTS

               Authorized capital of Bancorp includes 10,000,000 shares of Preferred Stock no par value, none of which were issued at December 31, 2005, or 2004.  No stock dividend was declared in 2005, 2004, or 2003.

               In July 2000, Bancorp announced a stock repurchase program that was expanded in September 2000, June 2001, September of 2002 and again in April of 2004. Under this plan, the Company can purchase up to 3.88 million shares of the Company’s common stock.  The Company intends to use existing funds and/or long-term borrowings to finance the repurchases.  Total shares available for repurchase under this plan are 352,000 at December 31, 2005.  The following table presents information with respect to Bancorp’s July 2002 stock repurchase program.

(Shares and dollars in thousands)	Shares repurchased in period	Cost of shares repurchased	Average cost per share

Year ended 2000	573	$5,264	$9.19
Year ended 2001	534	6,597	12.35
Year ended 2002	866	13,081	15.11
Year ended 2003	587	10,461	17.81
Year ended 2004	484	10,515	21.73
Year ended 2004	484	11,815	24.41

Plan to date total	3,528	$57,733	$16.36

               The Federal Reserve and Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and member banks.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and its significant bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items.  The Federal Reserve and FDIC risk based capital guidelines require banks and bank holding companies to have a ratio of Tier 1 capital to total risk weighted assets of at least 4%, and a ratio of total capital to total risk weighted assets of 8% or greater.  In addition, the leverage ratio of Tier 1 capital to total average assets less intangibles is required to be at least 3%.  Well capitalized guidelines require banks and bank holding companies to maintain Tier 1 capital of at least 6%, total risk based capital of at least 10% and a leverage ratio of at least 5%.  Bancorp and its bank subsidiary’s capital components, classification, risk weightings and other factors are also subject to qualitative judgments by regulators.  Failure to meet minimum capital requirements can initiate certain action by regulators that, if undertaken, could have a material effect on Bancorp’s financial statements.  As of December 31, 2005, Bancorp and its subsidiary bank are considered “Well Capitalized” under current risk based capital regulatory guidelines.  Management believes that no events or changes in conditions have subsequently occurred which would significantly change Bancorp’s capital position.  Under the restrictions of maintaining adequate minimum capital, as of December 31, 2005, the Bank could have declared dividends totaling $47.2 million without obtaining prior regulatory approval.

               The following table presents selected risk adjusted capital information as of December 31, 2005 and 2004:

	2005				2004

	Actual		Amount Required For Minimum Capital Adequacy	Percent required for Minimum Capital Adequacy	Actual		Amount Required For Minimum Capital Adequacy	Percent required for Minimum Capital Adequacy

(Dollars in thousands)	Amount	Ratio	Amount		Amount	Ratio	Amount

Tier 1 Capital
West Coast Bancorp	$183,935	9.97%	$73,826	4%	$172,366	10.40%	$66,281	4%
West Coast Bank	174,212	9.45%	73,752	4%	165,286	9.99%	66,215	4%
Total Capital
West Coast Bancorp	$204,404	11.07%	$147,652	8%	$191,337	11.55%	$132,561	8%
West Coast Bank	194,681	10.56%	147,504	8%	184,257	11.13%	132,431	8%
Leverage Ratio
West Coast Bancorp	$183,935	9.42%	$58,579	3%	$172,366	9.72%	$53,215	3%
West Coast Bank	174,212	8.92%	58,560	3%	165,286	9.32%	53,178	3%

11.          BALANCES WITH THE FEDERAL RESERVE BANK

               The Bank is required to maintain cash reserves or deposits with the Federal Reserve equal to a percentage of reservable deposits.  The average required reserves for the Bank were $4.7 million and $3.5 million during December 31, 2005 and 2004, respectively.

12.          EARNINGS PER SHARE

               The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

(Dollars and shares in thousands)	Net Income	Weighted Average Shares	Per Share Amount

For the year ended December 31, 2005
Basic earnings	$23,840	14,658	$1.63
Stock options		642
Restricted stock		44

Diluted earnings	$23,840	15,344	$1.55

For the year ended December 31, 2004
Basic earnings	$22,008	14,849	$1.48
Stock options		637
Restricted stock		40

Diluted earnings	$22,008	15,526	$1.42

For the year ended December 31, 2003
Basic earnings	$19,797	15,077	$1.31
Stock options		561
Restricted stock		36

Diluted earnings	$19,797	15,674	$1.26

               Bancorp, for the periods reported, had no reconciling items between net income and income available to common stockholders.  There were no shares having an antidilutive effect on earnings per share in 2005, 2004, and 2003.

13.          COMPREHENSIVE INCOME

               The following table displays the components of other comprehensive income for the last three years:

	Year ended December 31,

(Dollars in thousands)	2005	2004	2003

Net income as reported	$23,840	$22,008	$19,797
Unrealized holding losses on securities:
Unrealized holding losses arising during the year	(4,713)	(4,789)	(2,528)
Tax benefit	1,852	1,866	994

Unrealized holding losses arising during the year, net of tax	(2,861)	(2,923)	(1,534)
Unrealized gains on derivatives - cash flow hedges	270	408	246
Tax provision	(106)	(160)	(97)

Unrealized gains on derivatives - cash flow hedges, net of tax	164	248	149
Less: Reclassification adjustment for impairment and losses (gains) on sales of securities	2,032	20	(192)
Tax (benefit) provision	(798)	(9)	75

Net realized losses (gains), net of tax	1,234	11	(117)

Total comprehensive income	$22,377	$19,344	$18,295

14.          CERTIFICATES OF DEPOSIT

               Included in certificates of deposit are certificates in denominations of $100,000 or greater, totaling $167.3 million and $160.8 million at December 31, 2005 and 2004, respectively.  Interest expense relating to certificates of deposit in denominations of $100,000 or greater was $5.2 million, $3.3 million and $4.7 million for the years ended December 31, 2005, 2004 and 2003, respectively.  Maturity amounts on Bancorp’s certificates of deposit include $282.3 million in 2006, $66.6 million in 2007, $7.0 million in 2008, $5.6 million in 2009, and $3.2 million in 2010, with $.1 million due thereafter.  Included in the maturity amounts are $1.6 million in variable rate certificates of deposit that reprice monthly with maturities in the first quarter of 2006.

15.          EMPLOYEE BENEFIT PLANS

               West Coast Bancorp employee benefits include a plan established under section 401(k) of the Internal Revenue Code for certain qualified employees (the “401(k) plan”).  Employee contributions up to 100 percent of salaries under the Internal Revenue Code guidelines can be made under the 401(k) plan, of which Bancorp matches 50 percent of the employees’ contributions up to a maximum of 6 percent of the employees’ eligible compensation.  Bancorp may also elect to make discretionary contributions to the plan.  Employees vest immediately in their own contributions and earnings thereon and vest in Bancorp’s contributions over five years of eligible service.  In 2005 Bancorp made a Qualified Non-Elective Contribution in the amount of $700 per full-time employee, excluding certain executive officers, prorated for part time employees with immediate vesting. Bancorp’s 401k related expenses totaled $1.17 million, $.67 million and $.52 million for 2005, 2004, and 2003, respectively, of which $.4 million, $0, and $0, respectively, were discretionary.

               Bancorp provides a non-qualified Deferred Compensation Plan for Directors and a non-qualified Deferred Compensation Plan for Executive Officers (“Deferred Compensation Plans”) as supplemental benefit plans which permit directors and selected officers to elect to defer receipt of all or any portion of their future salary, bonus or directors’ fees.  In addition, the Deferred Compensation Plans restore benefits lost by employees under the 401(k) plan due to specified Internal Revenue Code restrictions on the maximum benefits that may be paid under those plans.  All contributions are invested at the participants’ direction among a variety of investment alternatives.  A deferred compensation liability of $2.1 million was accrued as of December 31, 2005.

               Bancorp has multiple deferred compensation contracts and supplemental executive retirement plans with former and current executives.  The following table reconciles the accumulated liability for the benefit obligation of these contracts:

	Year ended December 31,

(Dollars in thousands)	2005	2004

Beginning balance	$866	$427
Benefit expense	575	550
Benefit payments	(70)	(111)

Ending balance	$1,371	$866

               Bancorp’s deferred compensation contracts and supplemental executive retirement plans are unfunded plans and have no plan assets.  The benefit obligation represents the vested net present value of future payments to individuals under the deferred compensation contracts.  Bancorp’s deferred compensation benefit expense, as specified in the plans, for the entire year 2006 is expected to be $.7 million.  The benefits expected to be paid are presented in the following table:

(Dollars in thousands)	Benefits expected to be paid

2006	$67
2007	63
2008	131
2009	247
2010	212
2011 through 2015	978

16.          STOCK PLANS

               Bancorp’s stock option plans include the 2002 Stock Incentive Plan (2002 Plan), 1999 Stock Option Plan (1999 Plan), the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (1991 Plan), and the 1995 Directors Stock Option Plan (1995 Plan). At December 31, 2005, the 2002 Plan had 420,000 shares available for future grants.  No additional grants may be made under plans other than the 2002 Plan.

               All stock options have an exercise price that is equal to the fair market value of Bancorp’s stock on the date the options were granted.  Options granted under the 2002 Plan are generally exercisable over a three or four year period.  Options previously issued under the 1999 or prior plans are fully vested.

	2005 Common Shares	2005 Weighted Avg. Ex. Price	2004 Common Shares	2004 Weighted Avg. Ex. Price	2003 Common Shares	2003 Weighted Avg. Ex. Price

Balance, beginning of year	1,777,854	$13.61	1,868,798	$12.48	1,935,937	$11.53
Granted	217,475	20.76	196,550	21.44	277,530	16.47
Exercised	(285,944)	11.70	(278,718)	11.49	(290,920)	9.84
Forfeited	(16,250)	19.06	(8,776)	15.23	(53,749)	13.20

Balance, end of year	1,693,135	$14.80	1,777,854	$13.61	1,868,798	$12.48

Exercisable, end of year	1,392,283		1,340,974		1,279,856
Avg. fair value of options granted		$4.35		$4.09		$3.40

               As of December 31, 2005, outstanding stock options consist of the following:

Exercise Price Range	Options Outstanding	Weighted Avg. Exercise Price	Weighted Avg. Remaining Life	Options Exercisable	Weighted Avg. Exercise Price

$ 7.31 - $ 10.28	497,606	$9.73	4.65	497,606	$9.73
10.71 - 15.09	470,633	13.69	4.80	468,883	13.68
15.10 - 20.64	529,088	18.07	7.23	361,313	17.73
21.07 - 26.85	195,808	21.54	8.36	64,481	21.51

Total	1,693,135	$14.80	5.93	1,392,283	$13.68

16.          STOCK PLANS, (Continued)

               Bancorp accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.  See footnote 1, “Summary of significant accounting policies,” for further information.

               The average fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model.  The following table presents the assumptions used in the fair value calculation:

	Non-Qualified Director Options			Employee Options

	2005	2004	2003	2005	2004	2003

Risk Free interest rates	3.88%	3.02%	2.95%	3.82%-4.46%	3.03%	2.32%-3.21%
Expected dividend	1.75%	1.67%	1.80%	1.52%-1.75%	1.67%	1.80%
Expected lives, in years	4	4	5	4	4	5
Expected volatility	24%	23%	23%	24%	23%	23%

               Bancorp grants restricted stock periodically as a part of the 2002 Plan for the benefit of employees and directors.  At December 31, 2005, there were 288,000 shares authorized for restricted stock grants under this plan and 78,000 shares remained available for restricted stock grants.  Restricted stock grants are made at the discretion of the Board of Directors, except with regard to grants to Bancorp’s Section 16 officers, which are made at the discretion of the Board’s Compensation and Personnel Committee.  Restricted shares issued currently vest over one, three and four years.  Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period which is currently one, three or four years for all grants issued. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, and have the right to vote all shares subject to such grant, and receive all dividends with respect to such shares, whether or not the shares have vested.  The restriction is based upon continuous service. Restricted stock consists of the following for the years ended December 31, 2005, 2004 and 2003:

	2004 Restricted Shares	Average Market Price at Grant	2004 Restricted Shares	Average Market Price at Grant	2003 Restricted Shares	Average Market Price at Grant

Balance, beginning of year	107,271		104,250		86,359
Granted	62,050	$21.05	51,007	$21.46	77,650	$16.45
Forfeited/vested	(46,294)		(47,986)		(59,759)

Balance, end of year	123,027		107,271		104,250

               The balance of unearned compensation related to these restricted shares as of December 31, 2005 and 2004 was $1.77 million and $1.49 million respectively.  Total compensation and professional expense recognized for the restricted shares granted to employees and directors was $1.0 million, $.8 million and $.7 million in 2005, 2004 and 2003, respectively.

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

17.          FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

               The estimated fair values of financial instruments at December 31, 2005 are as follows:

(Dollars in thousands)	Carrying Value	Fair Value

FINANCIAL ASSETS:
Cash and cash equivalents	$88,369	$88,369
Trading assets	945	945
Investment securities	292,664	292,664
Net loans (net of allowance for loan losses and including loans held for sale)	1,537,205	1,529,826
Bank owned life insurance	19,734	19,734
Derivative instruments - Swaps	9	9
FINANCIAL LIABILITIES:
Deposits	$1,649,462	$1,645,727
Short-term borrowings	61,350	61,350
Long-term borrowings	83,100	80,823
Junior subordinated debentures-variable	12,500	12,500
Junior subordinated debentures-fixed	13,500	13,946

               The estimated fair values of financial instruments at December 31, 2004 are as follows:

(Dollars in thousands)	Carrying Value	Fair Value

FINANCIAL ASSETS:
Cash and cash equivalents	$40,854	$40,854
Trading assets	958	958
Investment securities	266,262	266,262
Net Loans (net of allowance for loan losses and including loans held for sale)	1,411,729	1,415,258
Bank owned life insurance	18,885	18,885
FINANCIAL LIABILITIES:
Deposits	$1,472,709	$1,470,763
Short-term borrowings	41,782	41,782
Long-term borrowings	85,500	85,292
Junior subordinated debentures-variable	12,500	12,500
Junior subordinated debentures-fixed	13,500	14,620
Derivative instruments - Swaps	354	354

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

               The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments.  The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. As of December 31, 2005, outstanding commitments consist of the following:

(Dollars in thousands)	Contract or Notional Amount	Contract or Notional Amount

	2005	2004

Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit
Real estate secured for commercial construction or land development	$202,586	$102,349
Revolving open-end lines secured by 1-4 family residential properties	145,422	118,086
Credit card lines	—	31,715
Other	391,040	320,637
Standby letters of credit and financial guarantees	4,724	4,115
Account overdraft protection instruments	30,535	31,326

Total	$774,307	$608,228

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

               Bancorp currently uses single interest-rate swaps to convert its variable rate trust preferred securities to fixed rates. These swaps have been entered into concurrently with the issuance of the trust preferred securities. These swaps are accounted for as cash flow hedges under SFAS No. 133. The swaps possess a term equal to the non-callable term of the trust preferred securities, with a fixed pay rate and a receive rate indexed to rates paid on the trust preferred securities and a notional amount equal to the amount of the trust preferred securities being hedged.  The specific terms and notional amount of the swaps exactly match those of the trust preferred securities being hedged with the exception that the trust preferred securities have an interest rate cap of 12.5%.  As such the swaps are not considered to be 100% effective and changes in the fair value of the hedge are recorded in other comprehensive income and the measure of the ineffective portion is recorded in other expense on the statements of income. For the year ended December 31, 2005, the income recognized for hedge ineffectiveness was $92,000 while in 2004 and 2003 the expense recognized for hedge ineffectiveness was $14,000 and $37,000, respectively.  The floating rate combined with the cash flow hedge created a synthetic fixed rate debt instrument. The unrealized gain on the cash flow hedge approximated the unrealized gain the Company would have incurred if it had issued a fixed rate debt instrument.

               The total notional amount of the swaps are $12.5 million at December 31, 2005.  These swaps of $5.0 million and $7.5 million have a term of 5 years expiring December 2006 and June 2007, respectively. The Company intends to use the swaps as a hedge of the related debt for 5 years. The periodic settlement date of the swaps result in reclassifying as earnings the gains or losses that are reported in accumulated other comprehensive income.  The estimated amount of existing unrealized gains that will be reclassified into earnings in 2006 is approximately $22,000.  The fair value of Bancorp’s swaps recorded in other assets was $9,000 at December 31, 2005. The fair value of Bancorp’s swaps recorded in other liabilities was $.4 million at December 31, 2004.

19.          PARENT COMPANY ONLY FINANCIAL DATA

               The following sets forth the condensed financial information of West Coast Bancorp on a stand-alone basis:

WEST COAST BANCORP
UNCONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)	2005	2004

Assets:
Cash and cash equivalents	$3,437	$7,194
Investment in subsidiaries	176,377	169,510
Other assets	6,241	1,453

Total assets	$186,055	$178,157

Liabilities and stockholders’ equity:
Junior subordinated debentures	$26,000	$26,000
Other liabilities	2,932	4,303

Total liabilities	28,932	30,303
Stockholders’ equity	157,123	147,854

Total liabilities and stockholders’ equity	$186,055	$178,157

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (Dollars in thousands)	2005	2004	2003

Income:
Cash dividends from Bank	$17,787	$2,000	$10,000
Other income from subsidiaries	—	—	7
Other income	15	12	10

Total income	17,802	2,012	10,017
Expenses:
Interest expense	3,215	1,435	758
Other expense	533	197	—

Total expense	3,748	1,632	758
Income before income taxes and equity in undistributed earnings of the subsidiaries	14,054	380	9,259
Income tax benefit	1,456	632	286

Net income before equity in undistributed earnings of the subsidiaries	15,510	1,012	9,545
Equity in undistributed earnings of the bank	8,330	20,996	10,252

Net income	$23,840	$22,008	$19,797

19.          PARENT COMPANY ONLY FINANCIAL DATA (Continued)

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (Dollars in thousands)	2005	2004	2003

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,840	$22,008	$19,797
Adjustments to reconcile net income to net cash provided by operating activities:
Undistributed earnings of subsidiaries	(8,330)	(20,996)	(10,252)
Increase in other assets	(4,788)	(834)	(619)
Increase (decrease) in other liabilities	(116)	2,775	1,576
Tax benefit associated with stock options	(1,255)	(1,348)	(732)

Net cash provided by operating activities	9,351	1,605	9,770
CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from issuance of junior subordinated debentures	—	6,000	7,500
Net proceeds from issuance of common stock	3,560	3,504	3,081
Repurchase of common stock	(11,815)	(10,515)	(10,461)
Dividends paid and cash paid for fractional shares	(5,841)	(5,312)	(4,928)
Other, net	988	1,398	448

Net cash used in financing activities	(13,108)	(4,925)	(4,360)
Net increase (decrease) in cash and cash equivalents	(3,757)	(3,320)	5,410
Cash and cash equivalents at beginning of year	7,194	10,514	5,104

Cash and cash equivalents at end of year	$3,437	$7,194	$10,514

20.          SEGMENT AND RELATED INFORMATION

               Bancorp accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the service provided.  Intercompany items relate primarily to the use of accounting, human resources, data processing and marketing services provided by the Bank, West Coast Trust, and the holding company.  All other accounting policies are the same as those described in the summary of significant accounting policies.

               Summarized financial information concerning Bancorp’s reportable segments and the reconciliation to Bancorp’s consolidated results is shown in the following table.  The “Other” column includes West Coast Trust’s operations and holding company related items including trust preferred security related activity..  Investment in subsidiaries is netted out of the presentations below.  The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets, between the “Banking” and “Other” segment.

	As of and for the year ended December 31, 2005

(Dollars in thousands)	Banking	Other	Intercompany	Consolidated

Interest income	$112,909	$82	$—	$112,991
Interest expense	23,215	3,215	—	26,430

Net interest income (expense)	89,694	(3,133)	—	86,561

Provision for loan losses	2,175	—	—	2,175
Noninterest income	21,146	2,753	(800)	23,099
Noninterest expense	70,462	2,972	(800)	72,634

Income (loss) before income taxes	38,203	(3,352)	—	34,851
Provision (benefit) for income taxes	12,318	(1,307)	—	11,011

Net income (loss)	$25,885	$(2,045)	$—	$23,840

Depreciation and amortization	$3,963	$8	$—	$3,971
Assets	$1,993,627	$8,320	$(4,809)	$1,997,138
Loans, net	$1,533,985	$—	$—	$1,533,985
Deposits	$1,653,754	$—	$(4,292)	$1,649,462
Equity	$173,408	$(16,285)	$—	$157,123

	As of and for the year ended December 31, 2004

(Dollars in thousands)	Banking	Other	Intercompany	Consolidated

Interest income	$92,913	$75	$—	$92,988
Interest expense	16,680	1,435	—	18,115

Net interest income (expense)	76,233	(1,360)	—	74,873

Provision for loan losses	2,260	—	—	2,260
Noninterest income	20,587	2,335	(459)	22,463
Noninterest expense	61,378	2,452	(459)	63,371

Income (loss) before income taxes	33,182	(1,477)	—	31,705
Provision (benefit) for income taxes	10,273	(576)	—	9,697

Net income (loss)	$22,909	$(901)	$—	$22,008

Depreciation and amortization	$3,788	$6	$—	$3,794
Assets	$1,787,928	$11,724	$(8,733)	$1,790,919
Loans, net	$1,409,023	$—	$—	$1,409,023
Deposits	$1,480,987	$—	$(8,278)	$1,472,709
Equity	$166,752	$(18,898)	$—	$147,854

20.          SEGMENT AND RELATED INFORMATION (Continued)

	As of and for the year ended December 31, 2003

(Dollars in thousands)	Banking	Other	Intercompany	Consolidated

Interest income	$89,601	$91	$(14)	$89,678
Interest expense	19,895	758	(14)	20,639

Net interest income (expense)	69,706	(667)	—	69,039

Provision for loan losses	3,800	—	—	3,800
Noninterest income	20,405	1,886	(245)	22,046
Noninterest expense	56,401	1,994	(245)	58,150

Income (loss) before income taxes	29,910	(775)	—	29,135
Provision (benefit) for income taxes	9,637	(299)	—	9,338

Net income (loss)	$20,273	$(476)	$—	$19,797

Depreciation and amortization	$3,180	$4	$—	$3,184
Assets	$1,660,072	$14,632	$(11,822)	$1,662,882
Loans, net	$1,202,750	$—	$—	$1,202,750
Deposits	$1,416,287	$—	$(11,428)	$1,404,859
Equity	$148,490	$(8,437)	$—	$140,053

21.          QUARTERLY FINANCIAL INFORMATION (unaudited)

2005 (Dollars in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

Interest income	$25,202	$27,321	$29,158	$31,310
Interest expense	5,328	6,293	6,886	7,923

Net interest income	19,874	21,028	22,272	23,387
Provision for loan losses	—	825	400	950
Noninterest income	4,272	6,139	6,119	6,569
Noninterest expense	17,474	17,165	18,434	19,561

Income before income taxes	6,672	9,177	9,557	9,445
Provision for income taxes	2,153	3,031	2,844	2,983

Net income	$4,519	$6,146	$6,713	$6,462

Earnings per common share:
Basic	$0.31	$0.42	$0.46	$0.44
Diluted	$0.29	$0.40	$0.44	$0.42

2004 (Dollars in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,

Interest income	$22,432	$22,472	$23,373	$24,711
Interest expense	4,195	4,180	4,510	5,229

Net interest income	18,237	18,292	18,863	19,482
Provision for loan loss	900	1,000	225	135
Noninterest income	5,508	5,774	5,678	5,502
Noninterest expense	15,188	15,301	16,142	16,740

Income before income taxes	7,657	7,765	8,174	8,109
Provision for income taxes	2,486	2,483	2,462	2,266

Net income	$5,171	$5,282	$5,712	$5,843

Earnings per common share:
Basic	$0.35	$0.35	$0.39	$0.40
Diluted	$0.33	$0.34	$0.37	$0.38

22.          RELATED PARTY TRANSACTIONS

               As of December 31, 2005 and 2004, the Bank had loans and loan commitments to persons serving as directors, senior officers, principal stockholders and their related interests totaling $2.0 million and $1.4 million, respectively.  These loans were made substantially on the same terms in the course of ordinary banking business, including interest rates, maturities and collateral as those made to other customers of the Bank.

               The following table presents a summary of outstanding loans made to directors, senior officers, principal stockholders and their related interests, of the Company:

	December 31,

(Dollars in thousands)	2005	2004

Balance, beginning of period	$706	$3,338
New loans and advances	1,145	154
Principal payments and payoffs	(688)	(2,786)

Balance, end of period	$1,163	$706

23.          SUBSEQUENT EVENT

               On February 1, 2006, Bancorp entered into a definitive agreement pursuant to which it agreed to acquire Mid-Valley Bank by means of a merger of Mid-Valley into West Coast  Bank in which outstanding shares of Mid-Valley common stock will be exchanged for cash and common shares of Bancorp.   Mid-Valley is headquartered in Woodburn, Oregon.  At year-end 2005, Mid-Valley had total assets of approximately $100 million and operated four full-service branches in communities just south of Portland, Oregon, including Woodburn (2), Wilsonville (1), and Mount Angel (1).  Under the terms of the agreement, Bancorp will issue approximately 607,800 shares of its common stock and pay approximately $5.0 million in cash in exchange for the outstanding Mid-Valley common stock. Completion of the merger is subject to various conditions, including receipt of regulatory approvals and approval by Mid-Valley shareholders.

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

Material Changes in Internal Control over Financial Reporting

               During the quarter ended December 31, 2005, the Company successfully switched the proofing of deposit account, loan account and general ledger items from the Federal Reserve Bank to an in-house operation.  Also during the quarter, the Company changed the format of the cash letters it sends to the Federal Reserve Bank from a paper-based system to an electronic image file.  Cash letters contain checks and other items received by but not drawn on the Company.  The Company considers the changes to have materially affected or to be reasonably likely to materially affect the Company’s internal control over financial reporting.

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

               The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005.  In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework.  Based on our assessment, we believe that, as of December 31, 2005, the Company’s internal control over financial reporting is effective based on those criteria.

               The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, as stated in their report appearing on page 68.

ITEM 9A.	CONTROLS AND PROCEDURES (continued)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of West Coast Bancorp
Lake Oswego, Oregon

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that West Coast Bancorp and subsidiaries (the “ Company”) maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Federal Financial Institutions Examination Council Instructions for Consolidated Reports of Condition and Income for Schedules RC, RI, and RI-A. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2005, of the Company and our report dated February 8, 2006 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Portland, Oregon
February 8, 2006

ITEM 9B.	OTHER INFORMATION

               None.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Information concerning directors and executive officers of Bancorp required to be included in this item is set forth under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Management” in Bancorp’s Proxy Statement for its 2006 Annual Meeting of Stockholders to be filed within 120 days of Bancorp’s fiscal year end of December 31, 2005 (the “Proxy Statement”), and is incorporated into this report by reference.

Audit and Compliance Committee

               Bancorp has a separately-designated standing Audit and Compliance Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act.  The members of the Audit and Compliance Committee are Steven Spence (Chair), Lloyd D. Ankeny, Duane C. McDougall,  and Nancy Wilgenbusch, each of whom is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

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

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 10th day of February, 2006.

WEST COAST BANCORP
(Registrant)

By:	/s/ Robert D. Sznewajs

Robert D. Sznewajs
President and CEO

          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 10th day of February, 2006.

Principal Executive Officer:
/s/ Robert D. Sznewajs	President and CEO and Director

Robert D. Sznewajs

Principal Financial Officer:
/s/ Anders Giltvedt	Executive Vice President and Chief Financial Officer

Anders Giltvedt

Principal Accounting Officer:
/s/ Kevin M. McClung	Vice President and Controller

Kevin M. McClung

Remaining Directors:

*Lloyd D. Ankeny, Chairman

*Michael J. Bragg

*Duane C. McDougall

*Steven J. Oliva

*J.F. Ouderkirk

*Steven N. Spence

*David J. Truitt

*Nancy A. Wilgenbusch, PhD.

*By	/s/ Robert D. Sznewajs

Robert D. Sznewajs
Attorney-in-Fact

Index To Exhibits

Exhibit No.	Exhibit

2.1

Agreement and Plan of Merger dated February 1, 2006, among the Company, West Coast Bank, and Mid-Valley Bank.  Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K dated February 1, 2006.

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

10.9

Amendment No. 2 (Freeze Amendment) to the Directors’ Deferred Compensation Plan.  Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).*

10.10	Executives’ Deferred Compensation Plan. Incorporated by reference to Exhibit 4.4 to the April 2003 S-8.*

10.11	Amendment No. 4 (Freeze Amendment) to the Executives’ Deferred Compensation Plan. Incorporated by reference to Exhibit 10.11 to the 2004 10-K.*

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

10.20

Forms of Option Agreement and Restricted Stock Agreement under the 2002 Stock Incentive Plan.  Incorporated by reference to Exhibits 10.2 and 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.*

10.21

Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Robert D. Sznewajs dated August 1, 2003, and amended as of July 1, 2005.  Incorporated by reference to Exhibit 10.18 to the Company’s 2003 10-K and Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. *

10.22

Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Anders Giltvedt dated August 1, 2003, and amended as of July 1, 2005.  Incorporated by reference to Exhibit 10.19 to the Company’s 2003 10-K and Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. *

10.23

Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Xandra McKeown dated August 1, 2003, and amended as of July 1, 2005.  Incorporated by reference to Exhibit 10.20 to the Company’s 2003 10-K and Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. *

10.24

Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and James D. Bygland dated August 1, 2003, and amended as of July 1, 2005. Incorporated by reference to Exhibit 10.21 to the Company’s 2003 10-K and Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. *

10.25

Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and David Prysock dated August 1, 2003, and amended as of July 1, 2005. Incorporated by reference to Exhibit 10.22 to the Company’s 2003 10-K and Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. *

10.26	Directors’ Deferred Compensation Plan (Interim Document for Operational Compliance with the American Jobs Creation Act). Incorporated by reference to Exhibit 10.26 to the 2005 10-K.*

10.27	Executives’ Deferred Compensation Plan (Interim Document for Operational Compliance with the American Jobs Creation Act). Incorporated by reference to Exhibit 10.27 to the 2005 10-K.*

10.28	Updated Summary of Director Compensation Policies.*

10.29	Employment Agreement dated effective as of January 1, 2005, between Robert D. Sznewajs and the Company executed March 1, 2005. Incorporated by reference to Exhibit 10.29 to the 2005 10-K.*

21	Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

*Indicates a management contract or compensatory plan, contract or arrangement.