Form 10-Q
period 2006-03-31
WEST COAST BANCORP /NEW/OR/
filed 2006-04-25
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-Q

☒   Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

☐	Large Accelerated Filer	☒	Accelerated Filer	☐	Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

The number of shares of Registrant’s Common Stock outstanding on March 31, 2006 was 14,725,796.

WEST COAST BANCORP
FORM 10-Q
QUARTERLY REPORT

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

(Dollars and shares in thousands)	March 31, 2006	December 31, 2005

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$74,686	$75,737
Federal funds sold	4,284	7
Interest-bearing deposits in other banks	2	12,625

Total cash and cash equivalents	78,972	88,369
Trading assets	1,018	945
Investment securities available for sale, at fair value (amortized cost: $281,130 and $294,382)	277,999	292,664
Loans held for sale	2,879	3,220
Loans	1,612,562	1,554,454
Allowance for loan loss	(20,642)	(20,469)

Loans, net	1,591,920	1,533,985
Premises and equipment, net	29,484	29,825
Intangible assets, net	96	180
Bank owned life insurance	19,915	19,734
Other assets	27,899	28,216

Total assets	$2,030,182	$1,997,138

LIABILITIES AND STOCKHOLDERS’ EQUITY
Deposits:
Demand	$439,441	$456,760
Savings and interest-bearing demand	844,085	827,909
Certificates of deposit	391,558	364,793

Total deposits	1,675,084	1,649,462
Short-term borrowings	69,048	61,350
Long-term borrowings	78,100	83,100
Junior subordinated debentures	26,000	26,000
Other liabilities	19,909	20,103

Total liabilities	1,868,141	1,840,015
Commitments and contingent liabilities (Note 6)
STOCKHOLDERS’ EQUITY:
Preferred stock: no par value, none issued;10,000 shares authorized	—	—
Common stock: no par value, 55,000 shares authorized; 14,726 and 14,692 shares issued and outstanding, respectively	18,407	18,364
Additional paid-in capital	54,226	53,976
Retained earnings	92,815	87,611
Deferred compensation	(1,523)	(1,773)
Accumulated other comprehensive loss	(1,884)	(1,055)

Total stockholders’ equity	162,041	157,123

Total liabilities and stockholders’ equity	$2,030,182	$1,997,138

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended March 31,

(In thousands, except per share amounts)	2006	2005

INTEREST INCOME:
Interest and fees on loans	$29,099	$22,471
Interest on taxable investment securities	2,483	2,016
Interest on nontaxable investment securities	693	676
Interest on deposits in other banks	7	4
Interest on federal funds sold	66	35

Total interest income	32,348	25,202
INTEREST EXPENSE:
Savings and interest-bearing demand	3,798	1,637
Certificates of deposit	3,358	2,124
Short-term borrowings	794	228
Long-term borrowings	734	862
Junior subordinated debt	477	477

Total interest expense	9,161	5,328

NET INTEREST INCOME	23,187	19,874
Provision for loan loss	408	—

Net interest income after provision for loan loss	22,779	19,874
NONINTEREST INCOME:
Service charges on deposit accounts	2,536	1,891
Payment systems related revenue	1,359	1,076
Trust and investment services revenue	1,267	1,125
Gain on sales of loans	701	775
Other	648	721
Loss on impairment of securities	—	(1,316)
Losses on sales of securities	(479)	—

Total noninterest income	6,032	4,272
NONINTEREST EXPENSE:
Salaries and employee benefits	11,107	9,674
Equipment	1,242	1,135
Occupancy	1,612	1,539
Payment systems related expense	528	379
Professional fees	548	1,099
Postage, printing and office supplies	762	629
Marketing	1,021	601
Communications	316	272
Other noninterest expense	1,441	2,146

Total noninterest expense	18,577	17,474

INCOME BEFORE INCOME TAXES	10,234	6,672
PROVISION FOR INCOME TAXES	3,487	2,153

NET INCOME	$6,747	$4,519

Basic earnings per share	$0.46	$0.31
Diluted earnings per share	$0.44	$0.29
Weighted average common shares	14,582	14,726
Weighted average diluted shares	15,284	15,422

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended March 31,

(Dollars in thousands)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$6,747	$4,519
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	842	1,018
Amortization of tax credits	182	170
Deferred income tax benefit	(375)	(217)
Amortization of intangibles	84	86
Provision for loan losses	408	—
Federal Home Loan Bank dividend	—	(39)
Decrease (increase) in interest receivable	71	(170)
Decrease in other assets	1,080	205
Loss on impairment of securities	—	1,316
Losses on sales of securities	479	—
Realized net gain on derivatives	(3)	(4)
Gains on sale of loans	(701)	(775)
Origination of loans held for sale	(15,474)	(17,737)
Proceeds from sales of loans held for sale	16,516	19,174
Increase in interest payable	200	196
Decrease in other liabilities	(394)	(2,231)
Increase in cash surrender value of bank owned life insurance	(181)	(225)
Stock based compensation expense	385	192
Tax benefit associated with stock options	100	277
(Increase) decrease in trading assets	(73)	22

Net cash provided by operating activities	9,893	5,777
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	15,835	7,274
Proceeds from sales of available for sale securities	18,074	—
Purchase of available for sale securities	(21,168)	(3,006)
Purchases of tax credits	(53)	(18)
Loans made to customers greater than principal collected on loans	(58,343)	(4,426)
Net capital expenditures	(470)	(1,252)

Net cash used in investing activities	(46,125)	(1,428)
CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, savings and interest bearing transaction accounts	(1,143)	23,958
Net increase in certificates of deposit	26,765	12,621
Repayment of long-term borrowings	(5,000)	—
Net increase (decrease) in short-term borrowings	7,698	(18,140)
Repurchase of common stock	(666)	(3,500)
Net proceeds from issuance of common stock	556	199
Excess tax benefit from stock based compensation	168	—
Dividends paid and cash paid for fractional shares	(1,543)	(1,373)

Net cash provided by financing activities	26,835	13,765

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(9,397)	18,114
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	88,369	40,854

CASH AND CASH EQUIVALENTS AT END OF YEAR	$78,972	$58,968

Supplemental cash flow information:
Cash paid in the period for:
Interest	$8,961	$5,132
Income taxes	$2,696	$4,030
Noncash investing and financing activities:
Change in unrealized loss on available for sale securities and derivatives, net of tax	$(828)	$(1,334)
Dividends declared and accrued in other liabilities	$1,550	$1,550

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

	Common Stock		Additional Paid-In Capital	Retained Earnings	Deferred Compensation	Accumulated Other Comprehensive Income (loss)	Total

(Shares and Dollars in thousands)	Shares	Amount

BALANCE, January 1, 2005	14,872	$18,590	$60,730	$69,612	$(1,486)	$408	$147,854
Comprehensive income:
Net income	—	—	—	23,840	—	—	$23,840
Other comprehensive loss net of tax:
Net unrealized investment/derivative losses	—	—	—	—	—	(1,463)	(1,463)

Total comprehensive income							$22,377

Cash dividends, $.40 per common share	—	—	—	(5,841)	—	—	(5,841)
Issuance of common stock-option plans	286	357	2,988	—	—	—	3,345
Redemption of common stock-stock plans	(42)	(53)	(955)		31	—	(977)
Activity in Deferred Compensation Plan	(2)	(3)	(60)	—	—	—	(63)
Issuance of common stock-restricted stock plans	62	78	1,228	—	(1,306)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	988	—	988
Common stock repurchased and retired	(484)	(605)	(11,210)	—	—	—	(11,815)
Tax benefit associated with stock plans	—	—	1,255	—	—	—	1,255

BALANCE, December 31, 2005	14,692	18,364	53,976	87,611	(1,773)	(1,055)	$157,123
Comprehensive income:
Net income	—	—	—	6,747	—	—	$6,747
Other comprehensive loss net of tax:
Net unrealized investment/derivative losses	—	—	—	—	—	(829)	(829)

Total comprehensive income							$5,918

Cash dividends, $.11 per common share	—	—	—	(1,543)	—	—	(1,543)
Issuance of common stock-option plans	63	79	611	—	—	—	690
Redemption of common stock-stock plans	(1)	(1)	(28)	—	5	—	(24)
Activity in Deferred Compensation Plan	(4)	(5)	(105)	—	—	—	(110)
Issuance of common stock-restricted stock plans	1	1	11	—	(12)	—	—
Amortization of deferred compensation restricted stock	—	—	—	—	257	—	257
Common stock repurchased and retired	(25)	(31)	(635)	—	—	—	(666)
Stock based compensation expense			128				128
Tax benefit associated with stock plans	—	—	268	—	—	—	268

BALANCE, March 31, 2006	14,726	$18,407	$54,226	$92,815	$(1,523)	$(1,884)	$162,041

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.       BASIS OF PRESENTATION

          The interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information.  In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”), and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust, and Totten, Inc., after elimination of intercompany transactions and balances. Certain reclassifications of prior year amounts have been made to conform to current classifications.  The Company’s interim consolidated financial statements and related notes, including our significant accounting policies, should be read in conjunction with the audited financial statements and related notes contained in Bancorp’s 2005 Annual Report on Form 10-K (“2005 10-K”).  January 1, 2006, Bancorp began recognizing compensation expense for stock options with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” (“SFAS 123R”).  There have been no other significant changes to our accounting policies from the 2005 10-K.  Bancorp established itself as a financial holding company in September 2005 to have more flexibility in the products and services it provides through its subsidiaries.

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for the three months ended March 31, 2006, and cash flows for the three months ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or other future periods.

2.       STOCK PLANS AND STOCK BASED COMPENSATION

          At March 31, 2006, Bancorp had multiple stock option plans.  Bancorp’s stock option plans include the 2002 Stock Incentive Plan (“2002 Plan”), 1999 Stock Option Plan (“1999 Plan”), the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (“1991 Plan”), and the 1995 Directors Stock Option Plan (“1995 Plan”).  No additional grants may be made under plans other than the 2002 Plan.  The 2002 Plan, which is shareholder approved, permits the grant of stock options and restricted stock awards for up to 1.7 million shares, of which .5 million share grants remain available for issue with .1 million allocated to restricted stock awards.  On February 28, 2006, Bancorp’s board of directors adopted, subject to approval of shareholders at our annual meeting of shareholders to be held April 25, 2006, an amendment to the 2002 Plan to, among other things, increase by 200,000 to 1.9 million the total number of shares that may be issued under the 2002 Plan, and increase by 200,000 to 488,000, the total number of shares that may be issued as restricted stock under the 2002 Plan.  If the amendment to the 2002 Plan is adopted, .7 million shares will be available for grant under the 2002 plan, of which not more than .3 million restricted shares will be available for grant as restricted stock.

2.       STOCK PLANS AND STOCK BASED COMPENSATION (continued)

          All stock options have an exercise price that is equal to the fair market value of Bancorp’s stock on the date the options were granted.  Options granted under the 2002 Plan generally vest over a three or four year vesting period; however certain grants have been made that vested immediately.  Stock options granted have a 10 year maximum term.  Options previously issued under the 1999 or prior plans are fully vested.

          The following table presents information on stock options outstanding for the periods shown.

	Quarter to date March 31, 2006		Year to date December 31, 2005

(Dollars in thousands, except share and per share data)	Common Shares	Weighted Avg. Ex. Price	Common Shares	Weighted Avg. Ex. Price

Balance, beginning of period	1,693,135	$14.80	1,777,854	$13.61
Granted	1,250	27.21	217,475	20.76
Exercised	(63,592)	10.86	(285,944)	11.70
Forfeited	(4,214)	16.72	(16,250)	19.06

Balance, end of period	1,626,579	$14.96	1,693,135	$14.80

          The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

(Dollars in thousands, except share and per share data)	Quarter ended March 31, 2006		Year ended December 31, 2005

Intrinsic value of options exercised in the period		$1,007		$3,904
Stock options fully vested and expected to vest:
Number	1,614,806		1,689,973
Weighted avg. exercise price		$14.91		$14.79
Aggregate intrinsic value		$21,059		$19,703
Weighted avg. contractual term of options		5.75 years		5.92 years
Stock options vested and currently exercisable
Number	1,327,822		1,392,283
Weighted avg. exercise price		$13.82		$13.68
Aggregate intrinsic value		$18,763		$17,775
Weighted avg. contractual term of options		5.20 years		5.39 years

          The following table presents information on restricted stock outstanding for the periods shown.

	Quarter to date March 31, 2006		Year to date December 31, 2005

(Dollars in thousands, except share and per share data)	Restricted Shares	Average Market Price at Grant	Restricted Shares	Average Market Price at Grant

Balance, beginning of period	123,027	$20.24	107,271	$18.68
Awarded	450	27.26	62,050	21.05
Released	(3,933)	16.01	(44,704)	17.65
Forfeited	(278)	19.17	(1,590)	19.30

Balance, end of period	119,266	$20.41	123,027	$20.24

Fair value of shares vesting in the period		$109		$994
Unrecognized compensation cost of nonvested shares		$1,529		1,776
Weighted average recognition period		1.12 years		1.32 years

2.       STOCK PLANS AND STOCK BASED COMPENSATION (continued)

          At January 1, 2006, Bancorp began recognizing compensation expense for stock options with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” (“SFAS 123R”).  The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model.  This model uses the assumptions listed in the table below.  Expected volatilities are based on implied volatilities from Bancorp’s stock, historical volatility of Bancorp’s stock, and other factors.  Expected dividends are based on dividend trends and the market price of Bancorp’s stock price at grant.  Bancorp uses historical data to estimate option exercises and employee terminations within the valuation model.  The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Black-Scholes assumptions

	3/31/2006	12/31/2005

Risk Free interest rates	4.35-4.65%	3.82%-4.46%
Expected dividend	1.63%	1.52%-1.75%
Expected lives, in years	4	4
Expected volatility	23%	24%
Fair value of options granted in period	$5.82	$4.35

          It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock, rather than issue treasury shares.  Bancorp expenses stock options on a straight line basis over the options’ related vesting term.  For the quarter ended March 31, 2006, Bancorp recognized pre-tax compensation expense related to stock options and restricted stock of $.13 million and $.26 million, respectively. The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS 123R had been applied to all outstanding and unvested awards in the prior period.

(Dollars in thousands, except per share data)	Three months ended March 31, 2005

Net income, as reported	$4,519
Add: Restricted stock compensation expense included in reported net income, net of related tax effects	117
Deduct: Stock-based compensation expense including both restricted stock and stock options, determined under fair value based method, net of related tax effects	(229)

Pro forma net income	$4,407

Earnings per share:
Basic-as reported	$0.31
Basic-proforma	$0.30
Diluted-as reported	$0.29
Diluted-proforma	$0.29

3.       INVESTMENT SECURITIES AVAILABLE FOR SALE

          The composition and carrying value of Bancorp’s investment portfolio is as follows:

(Dollars in thousands)	March 31, 2006	December 31, 2005

Investments available for sale (At fair value)
U.S. Government agency securities	$81,282	$89,517
Corporate securities	22,577	22,685
Mortgage-backed securities	88,460	94,831
Obligations of state and political subdivisions	70,341	70,493
Equity and other securities	15,339	15,138

Total Investment Portfolio	$277,999	$292,664

          The following table provides information on investment securities with 12 month or greater continuous unrealized losses as of March 31, 2006:

(Dollars in thousands)	Amortized cost of securities with an unrealized loss for more than 12 months	Fair value of securities with an unrealized loss for more than 12 months	Unrealized Gross Losses

U.S. Government agency securities	$14,696	$14,311	$(385)
Mortgage-backed securities	33,969	32,789	$(1,180)
Obligations of state and political subdivisions	4,639	4,451	(188)
Equity and other securities	7,557	7,486	(71)

Total	$60,861	$59,037	$(1,824)

          At March 31, 2006, the Company had 39 investment securities with a book value of $60.9 million and an unrealized loss of $1.8 million that have been in a continuous unrealized loss position for more than 12 months. The Company has the ability and intent to hold these securities until the value recovers.  Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary.  In addition to accounting and regulatory guidance, in determining whether a security is other-than-temporarily impaired, Bancorp regularly considers the duration and amount of the unrealized loss, the financial condition of the issuer, and the prospects for a change in market value within a reasonable period of time.

          The following table provides information on securities which have an unrealized loss and have been in an unrealized loss position for less than 12 months as of March 31, 2006:

(Dollars in thousands)	Amortized cost of securities with an unrealized loss for less than 12 months	Fair value of securities with an unrealized loss for less than 12 months	Unrealized Gross Losses

U.S. Government agency securities	$62,939	$62,445	$(494)
Mortgage-backed securities	55,221	54,025	(1,196)
Obligations of state and political subdivisions	21,119	20,771	(348)
Equity and other securities	9,153	8,959	(194)

Total	$148,432	$146,200	$(2,232)

          There were a total of 89 securities in the investment portfolio with a book value of $148.4 million and a total unrealized loss of $2.2 million at March 31, 2006 that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on our investment securities portfolio was substantially due to an increase in interest rates subsequent to their purchase. The fair value of these securities fluctuates as market interest rates change.

          At March 31, 2005, the Company recorded an other-than-temporary impairment charge of approximately $1.3 million pretax, or $803,000 after tax, or $.06 per diluted share after tax, related to declines in the value of Freddie Mac preferred stock held in the Company’s available for sale investment portfolio.

4.       LOANS AND ALLOWANCE FOR LOAN LOSSES

          The composition and carrying value of Bancorp’s loan portfolio, excluding loans held for sale, is as follows:

(Dollars in thousands)	March 31, 2006 Amount	December 31, 2005 Amount

Commercial	$395,464	$364,604
Real estate construction	238,480	210,828
Real estate mortgage	249,521	242,015
Real estate commercial	702,409	709,176
Installment and other consumer	26,688	27,831

Total loans	1,612,562	1,554,454
Allowance for loan losses	(20,642)	(20,469)

Total loans, net	$1,591,920	$1,533,985

          The following table presents activity in the allowance for loan losses for the three months ended March 31, 2006 and 2005:

	Three months ended

(Dollars in thousands)	March 31, 2006	March 31, 2005

Balance at beginning of period	$20,469	$18,971
Provision for loan losses	408	—
Loans charged off	(505)	(195)
Recoveries	270	221

Balance at end of period	$20,642	$18,997

5.       EARNINGS PER SHARE

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

          The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations:

	Net Income	Weighted Average Shares	Per Share Amount

(Dollars and shares in thousands, except per share data)	Three months ended March 31, 2006

Basic earnings	$6,747	14,582	$0.46
Common stock equivalents from:
Stock options		653
Restricted stock		49

Diluted earnings	$6,747	15,284	$0.44

	Three months ended March 31, 2005

Basic earnings	$4,519	14,726	$0.31
Common stock equivalents from:
Stock options		656
Restricted stock		40

Diluted earnings	$4,519	15,422	$0.29

6.       COMMITMENTS AND CONTINGENT LIABILITIES

          Included in “other liabilities” is a fourth quarter 2005 charge in the amount of $1.0 million for management’s estimate of loss exposure with respect to a legal matter.  Should Bancorp ultimately be determined to be liable in this matter, Bancorp believes it could potentially face additional liability up to $1.0 million and that the risk its liability will exceed such amount is remote. Bancorp is in the process of determining the likelihood that insurance will cover any loss Bancorp incurs in connection with this matter.

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

7.       COMPREHENSIVE INCOME

          The components of comprehensive income are as follows:

	Three months ended March 31,

(Dollars in thousands)	2006	2005

Net income as reported	$6,747	$4,519
Unrealized losses on securities arising during the period	(1,894)	(1,088)
Tax benefit	744	431

Net unrealized losses on securities	(1,150)	(657)
Plus: Reclassification adjustment for losses on sales of securities	479	—
Tax benefit	(188)	—

Net losses on sales of securities	291	—
Plus: Reclassification adjustment for loss on impairment of security	—	1,316
Tax benefit	—	(513)

Net loss on impairment of security	—	803
Unrealized gains on derivatives- cash flow hedges	49	206
Tax provision	(19)	(81)

Net unrealized gains on derivatives- cash flow hedges	30	125

Total comprehensive income	$5,918	$4,790

8.       SEGMENT AND RELATED INFORMATION

          Bancorp accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the service provided.  Intercompany items relate primarily to the provision of accounting, human resources, data processing and marketing services.  Other accounting policies are the same as those described in the summary of significant accounting policies in Bancorp’s 2005 10-K.

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

	Three months ended March 31, 2006

(Dollars in thousands)	Banking	Other	Intersegment	Consolidated

Interest income	$32,325	$23	$—	$32,348
Interest expense	8,684	477	—	9,161

Net interest income (expense)	23,641	(454)	—	23,187

Provision for loan losses	408	—	—	408
Noninterest income	5,468	786	(222)	6,032
Noninterest expense	17,974	825	(222)	18,577

Income (loss) before income taxes	10,727	(493)	—	10,234
Provision (benefit) for income taxes	3,679	(192)	—	3,487

Net income (loss)	$7,048	$(301)	$—	$6,747

Depreciation and amortization	$839	$3	$—	$842
Assets	$2,026,875	$10,486	$(7,179)	$2,030,182
Loans, net	$1,591,920	$—	$—	$1,591,920
Deposits	$1,681,636	$—	$(6,552)	$1,675,084
Equity	$175,619	$(13,578)	—	$162,041

	Three months ended March 31, 2005

(Dollars in thousands)	Banking	Other	Intersegment	Consolidated

Interest income	$25,183	$19	$—	$25,202
Interest expense	4,920	408	—	5,328

Net interest income (expense)	20,263	(389)	—	19,874

Provision for loan losses	—	—	—	—
Noninterest income	3,781	607	(116)	4,272
Noninterest expense	16,961	629	(116)	17,474

Income (loss) before income taxes	7,083	(411)	—	6,672
Provision (benefit) for income taxes	2,313	(160)	—	2,153

Net income (loss)	$4,770	$(251)	$—	$4,519

Depreciation and amortization	$1,016	$2	$—	$1,018
Assets	$1,803,241	$7,943	$(4,882)	$1,806,302
Loans, net	$1,413,449	$—	$—	$1,413,449
Deposits	$1,513,691	$—	$(4,403)	$1,509,288
Equity	$167,303	$(20,469)	—	$146,834

9.       PENDING ACQUISITION

          On February 1, 2006, Bancorp entered into a definitive agreement pursuant to which it agreed to acquire Mid-Valley Bank (“Mid-Valley”) by means of a merger of Mid-Valley into West Coast Bank, or an interim banking subsidiary of Bancorp, in which outstanding shares of Mid-Valley common stock will be exchanged for cash and common shares of Bancorp.   Mid-Valley is headquartered in Woodburn, Oregon.  At December 31, 2005, Mid-Valley had total assets of approximately $100 million and operated four full-service branches in communities just south of Portland, Oregon, including Woodburn (2), Wilsonville (1), and Mount Angel (1).  Under the terms of the agreement, Bancorp will issue approximately 607,800 shares of its common stock and pay approximately $5.0 million in cash in exchange for the outstanding Mid-Valley common stock. Completion of the acquisition is subject to various conditions, including receipt of regulatory approvals and approval by Mid-Valley shareholders.  The acquisition is expected to close in the second quarter of 2006.  The total pre-tax merger expenses are expected to be approximately $1.9 million, with an estimated $.4 million to be expensed primarily in the second and third quarters of 2006 and the remaining $1.5 million capitalized into goodwill.

10.       SUBSEQUENT EVENT

          On April 17, 2006, Bancorp issued, through a wholly-owned subsidiary grantor trust established by Bancorp, $15 million of trust preferred securities.  The trust will use the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company.  The interest rate on the trust preferred securities and Debentures will adjust on a quarterly basis at a spread over the three month London Interbank Offered Rate (“Libor”).  The Debentures will mature on April 17, 2036.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion should be read in conjunction with the Company’s audited consolidated financial statements and related notes to those statements that appear under the heading “Financial Statements and Supplementary Data” in West Coast Bancorp’s 2005 10-K.

Forward Looking Statement Disclosure

          Statements in this Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA.  Actual results of West Coast Bancorp (“Bancorp” or the “Company”) could be quite different from those expressed or implied by the forward-looking statements.  Any statements containing the words “could,” “may,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projects,” “potential,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance.  Factors that could cause results to differ from results expressed or implied by forward-looking statements include, among others, risks discussed in the text of the 2005 10-K as well as the following specific items:

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

Critical Accounting Policies

          Critical accounting policies and estimates relating to our allowance for loan loss are discussed in our 2005 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”  That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change.  There have not been any material changes in our critical accounting policies and estimates relating to our allowance for loan loss as compared to that contained in our disclosure in the Company’s 2005 10-K for the fiscal year ended December 31, 2005.

Business Developments

          West Coast Bank (the “Bank”) recently introduced a new remote deposit product called iDeposit to further enhance its payment systems related product offerings.  iDeposit is a new service that allows businesses to conveniently and easily deposit checks electronically from their own offices. The Bank processes these checks as if they had been deposited at a branch.  The Bank may  provide the customer at no cost a check scanner, with the only other equipment needed being an internet-enabled PC with a browser.

          This product offers not only expanded daily cut-off times, better efficiency but also improved safety, and lower expenses in processing checks for many customer segments.  This product will have minor impact on revenue and expense in the short-term; however, we anticipate this product will enhance our ability to attract, grow, and retain core deposit relationships.

          On February 21, 2006, the Bank also announced a new branch opening in the South Puget Sound region in the Hawks Prairie area north of Lacey, Washington.  The new branch is scheduled to open in late Spring 2006.

Income Statement Overview

Three months ended March 31, 2006 and 2005

          Net Income  Bancorp’s net income was $6.7 million, or $.44 per diluted share, for the three months ended March 31, 2006, compared to $4.5 million, or $.29 per diluted share, for the three months ended March 31, 2005.  Our return on equity for the quarters ended March 31, 2006 and 2005 was 17.2% and 12.4%, respectively.

          In addition to Generally Accepted Accounting Principles (“GAAP”) net income for the three months ended March 31, 2005 and 2006, respectively, management is reporting a core earnings comparison as shown below.  Core earnings, core earnings per diluted share, and core return on average equity are non-GAAP financial measures derived by adjusting the Company’s GAAP earnings for the first three months of 2005, to exclude the negative impact of a first quarter securities impairment charge of approximately $.8 million or $.06 per diluted share. There were no non-core items in the three months ended March 31, 2006. Management uses this non-GAAP information internally and has disclosed it to investors based on its belief that the disclosure provides additional, valuable information relating to financial results derived from its operations as compared to prior periods.

          Bancorp’s core earnings were $6.7 million or $0.44 per diluted share for the first quarter of 2006, compared to first quarter 2005 core earnings of $5.3 million or $.35 per diluted share, representing a 26% increase in core earnings per diluted share.

          The following table reconciles net income to core earnings, including per-share and return on equity figures:

	Three months ended March 31,

(Dollars in thousands, except per share data)	2006	2005

Net income	$6,747	$4,519
Add: Impairment charge on securities, net of tax	—	803

Core earnings	$6,747	$5,322

Diluted Earnings per Share
Net income	$0.44	$0.29
Core earnings	$0.44	$0.35
Return on Average Equity
Net income	17.2%	12.4%
Core earnings	17.2%	14.6%

          Net Interest Income For the quarter ended March 31, 2006, net interest income on a tax equivalent basis was $23.6 million, compared with $20.2 million in the first quarter of 2005.

          The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net interest margin on average interest-earning assets for the periods indicated on a tax equivalent basis:

(Dollars in thousands)	Three months ended March 31,		Increase (Decrease)	Percentage Change

	2006	2005	2006-2005	2006-2005

Interest and fee income (1)	$32,722	$25,566	$7,156	28.0%
Interest expense	9,161	5,328	3,833	71.9%

Net interest income (1)	$23,561	$20,238	$3,323	16.4%

Average interest earning assets	$1,881,206	$1,695,109	$186,097	11.0%
Average interest bearing liabilities	$1,386,137	$1,251,519	$134,618	10.8%
Average interest earning assets/
Average interest bearing liabilities	135.7%	135.4%	0.27
Average yields earned (1)	7.05%	6.12%	0.93
Average rates paid	2.68%	1.73%	0.95
Net interest spread (1)	4.37%	4.39%	(0.02)
Net interest margin (1)	5.08%	4.84%	0.24

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. Ratios for the three months ended March 31, 2006 and 2005 have been annualized where appropriate.

          Analysis of Net Interest Income  Net interest income, including a $.37 million adjustment to a tax equivalent basis for the three months ended March 31, 2006, increased 16.4% to $23.6 million from $20.2 million, including a $.36 million adjustment to a tax equivalent basis for the same period in 2005.  Growth in average loan and deposit balances of 11% from first quarter of 2005, augmented by an improved earning asset mix and a higher value of demand deposits due to rising short-term market interest rates, contributed to the higher net interest income. The net interest margin for the first quarter of 2006 increased to 5.08% from 4.84% in the first quarter of 2005, mainly due to a shift in earning asset mix towards loans, higher loan fees, higher value of noninterest bearing demand deposits, as well as lower borrowing costs.  Average yields on earning assets increased 93 basis points to 7.05% in the first quarter of 2006 from 6.12% in the first quarter of 2005.  Average interest earning assets increased $186 million, or 11%, to $1.88 billion in the first quarter of 2006 from $1.70 billion for the same period in 2005.  First quarter 2006 average rates paid on interest bearing liabilities increased 95 basis points to 2.68%, from 1.73% for the same period in 2005, while average interest bearing liabilities increased $134.6 million or 10.8% to $1.39 billion.  The net interest spread declined slightly from 4.39% in the first quarter of 2005 to 4.37% in the first quarter of 2006.

          Changing interest rate environments, including the shape and level of the yield curve and competitive pricing pressure, could lead to higher deposit costs lower loan yields, net interest margin spreads, and fees and net interest income.

          Provision for Loan Loss  Bancorp recorded a provision for loan losses for the first quarter of 2006 of $.4 million compared to no provision for loan losses for the first quarter of 2005. The increase in the provision was primarily due to higher loan growth and net charge-offs in the first quarter of 2006 compared to the same quarter last year.  Net charge offs for the first quarter of 2006 were $.2 million, compared to a net recovery of $26,000 for the same period in 2005.  However, the provision remained modest as classified assets remained relatively low.  Annualized net charge offs for the first quarter 2006 were 0.06% of average loans, up from annualized net recoveries of 0.01% in the same period last year.

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

          Noninterest Income  Total noninterest income was $6.0 million for the three months ended March 31, 2006, an increase of 41% compared to $4.3 million for the quarter ended March 31, 2005.  The quarter ended March 31, 2005 includes an impairment charge on security of $1.3 million pretax, or $.8 million after tax.  Excluding the this impairment charge, the increase in noninterest income can be attributed to strong growth in deposit service charges of $.6 million, or 34%, and increased payment system revenues of $.3 million, or 26%, which includes debit card, interchange and merchant bankcard revenues.  Deposit service charges increased primarily from the introduction of free checking in Oregon in the second quarter of 2005.  In addition, the Bank has introduced a remote deposit product called iDeposit, which may enhance payment system revenues in the future.  Trust and investment services revenue increased nearly 13%, or $.1 million, over the first quarter of 2005.

          Changing interest rate environments, including the shape and level of the yield curve, could lead to decreases in fee income, including lower gains on sales of loans and reduced deposit service charges, two key components of our noninterest income.  Also, increased competition and other competitive factors could adversely affect our ability to sustain fee generation.

          Noninterest Expense  Noninterest expense for the three months ended March 31, 2006 was $18.6 million, an increase of $1.1 million, or 6%, compared to $17.5 million for the same period in 2005.  Salaries and employee benefits expense increased $1.4 million primarily as a function of higher performance-based variable compensation and the addition of new team members over the past year. In addition, the Company recorded pre-tax stock option expense of $.13 million from implementation of Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment,” in the first quarter of 2006, compared to no stock option expense for the same period in 2005.  As we look forward, it is the current intention of the company to allocate more value towards restricted stock grants and less towards stock option grants, both on an individual and overall company basis. This anticipated trend is in part directed by the company’s wish to not only incent long term, consistent performance of its employees but also improve its ability to retain key employees important to the continued success of the company.  Marketing expenses increased $.4 million in the three months ended March 31, 2005, compared to the same period last year primarily due to the promotion of the free checking product in the Oregon market and the introduction of iDeposit throughout our franchise during the first quarter of 2006.  Other noninterest expense decreased in the first quarter of 2006 compared to the same period in 2005 primarily due to a $.8 million litigation settlement charge in the first quarter of 2005.

          Income taxes  The provision for income taxes increased in the three month period ended March 31, 2006, from the like period in 2005, primarily due to an increase in income before taxes. Bancorp’s effective tax rate for the three months ended March 31, 2006, increased to 34.1% from 32.3% for the same period in 2005, mainly due to increased income before taxes and the effect of expensing incentive stock options.

Balance Sheet Overview

          Period end total assets increased to $2.03 billion as of March 31, 2006 from $2.0 billion at December 31, 2005.  Our balance sheet growth has reflected our efforts in targeted areas that support our corporate objectives, including small business and middle market commercial lending, construction and home equity lending, as well as core deposit production.

          Investment Portfolio  The investment portfolio at March 31, 2006, decreased $14.7 million compared to December 31, 2005.  At March 31, 2006, total investment securities available for sale had pre-tax net unrealized losses of $3.1 million.  The composition and carrying value of Bancorp’s investment portfolio is as follows:

(Dollars in thousands)	March 31, 2006	December 31, 2005

Investments available for sale (at fair value)
U.S. Government agency securities	$81,282	$89,517
Corporate securities	22,577	22,685
Mortgage-backed securities	88,460	94,831
Obligations of state and political subdivisions	70,341	70,493
Equity and other securities	15,339	15,138

Total Investment Portfolio	$277,999	$292,664

          Loan Portfolio and Credit Management  Interest and fees earned on the loan portfolio is our primary source of revenue.  Loans represented 79% of total assets, or $1.61 billion, as of March 31, 2006, compared to 78%, or $1.55 billion, at December 31, 2005.  A certain degree of credit risk is inherent in our lending activities. The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities.  In addition, we attempt to manage our risk through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards.  Through the credit review function, the Company is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application.  The findings of these reviews are communicated with senior management and the Loan, Investment, and Asset/Liability Committee, which is made up of certain directors.  As part of our ongoing lending process, internal risk ratings are assigned to each commercial and commercial real estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made.  Large balance accounts have the credit risk rating reviewed on at least an annual basis.  Credit files are examined periodically on a sample test basis, by internal and external auditors, as well as regulatory examiners.

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

          As part of our strategic efforts, we have placed an emphasis on increasing the commercial and home equity loan segments of our portfolio.  Our strategy has resulted in the loan portfolio being more interest rate sensitive, contributing to the elimination of the liability interest rate sensitive position of the overall balance sheet of prior years, as well as more diversified from a credit risk perspective.  Commercial loans now represent 25% of the loan portfolio, compared to 16% at December 31, 2000, while commercial real estate loans have declined from 58% to less than 44% of the loan portfolio over the same time period.  We believe our focus on commercial businesses is a key contributor to increasing low cost deposits.

          The composition of Bancorp’s loan portfolio is as follows:

	March 31, 2006		December 31, 2005

(Dollars in thousands)	Amount	Percent	Amount	Percent

Commercial	$395,464	24.5%	$364,604	23.5%
Real estate construction	238,480	14.8%	210,828	13.6%
Real estate mortgage	249,521	15.5%	242,015	15.6%
Real estate commercial	702,409	43.5%	709,176	45.6%
Installment and other consumer	26,688	1.7%	27,831	1.7%

Total loans	1,612,562	100%	1,554,454	100%
Allowance for loan losses	(20,642)	1.28%	(20,469)	1.32%

Total loans, net	$1,591,920		$1,533,985

          The change in the composition of Bancorp’s loan portfolio, with increases in the percentage of loans that fall into commercial and real estate mortgage (home equity) categories, reflects the strategic focus of the Company.

          The composition of commercial real estate loan types based on collateral is as follows:

	March 31, 2006		December 31, 2005

(Dollars in thousands)	Amount	Percent	Amount	Percent

Office Buildings	$148,900	21.2%	$156,900	22.1%
Retail Facilities	106,000	15.1%	102,200	14.4%
Multi-Family - 5+ Residential	58,400	8.3%	64,100	9.0%
Hotels/Motels	51,900	7.4%	50,600	7.1%
Medical Offices	48,600	6.9%	48,400	6.8%
Industrial parks and related	45,600	6.5%	45,800	6.5%
Assisted Living	26,900	3.8%	29,200	4.3%
Commercial/Agricultural	25,600	3.6%	30,400	4.3%
Manufacturing Plants	24,700	3.5%	23,400	3.3%
Land Development and Raw Land	19,900	2.8%	21,700	3.1%
Mini Storage	17,000	2.4%	17,000	2.4%
Food Establishments	15,300	2.2%	16,100	2.3%
Other	113,600	16.3%	103,400	14.6%

Total real estate commercial loans	$702,400	100%	$709,200	100%

          Approximately 41% of Bancorp’s commercial real estate loan portfolio is classified as owner occupied.  Bancorp’s underwriting of commercial real estate loans is conservative with loan to value ratios generally not exceeding 75% and debt service coverage ratios generally at 120% or better.

          As of March 31, 2006, the Company had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests.  These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Company.  At March 31, 2006 and December 31, 2005, Bancorp had no bankers acceptances.

          Nonperforming Assets  Nonperforming assets include nonaccrual loans, other real estate owned, and loans past due more than 90 days.  Interest income on loans is accrued daily on the principal balance outstanding.  Generally, no interest is accrued on loans when factors indicate collection of interest or principal is doubtful or when the principal or interest payment becomes 90 days past due.  Nonaccrual loans decreased $92,000 to $1.0 million at March 31, 2006 compared to December 31, 2005.  The current modest nonaccrual loan balances are primarily a mix of commercial and commercial real estate secured loans.  For nonaccrual loans, previously accrued but uncollected interest is charged against current earnings and income is only recognized to the extent payments are subsequently received.

          Nonperforming assets consist of the following:

(Dollars in thousands)	March 31, 2006		December 31, 2005

Loans on nonaccrual status	$996		$1,088
Loans past due greater than 90 days not on nonaccrual status	—		—
Other real estate owned	—		—

Total nonperforming assets	$996		$1,088

Non-performing loans to total loans	0.06%		0.07%
Allowance for loan losses to non-performing loans	2073	%	1882%
Non-performing assets to total assets	0.05%		0.05%
Allowance for loan losses to non-performing assets	2073	%	1882%

          At March 31, 2006, non-performing assets were $1.0 million or 0.05% of total assets, down from $4.4 million, or 0.24%, one year earlier.  Bancorp’s allowance for loan losses as a percentage of total loans was 1.28% at March 31, 2006, down from 1.33% at March 31, 2005.

          Allowance for Loan Losses  Please see the Company’s 2005 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Loss Allowance and Provision” for a discussion of Bancorp’s methodologies underlying the calculation of the Company’s allowance for loan losses.

          At March 31, 2006, the Company’s allowance for loan losses was $20.6 million, consisting of an $18.3 million formula allowance, a $.5 million specific allowance, and a $1.8 million unallocated allowance.  At December 31, 2005, our allowance for loan losses was $20.5 million, consisting of an $18.3 million formula allowance, a $.9 million specific allowance, and a $1.3 million unallocated allowance.  The changes in the allocation of the allowance for loan losses in the first three months of 2006 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of our loans, and charge-offs as well as recovery activity.  In addition, net overdraft losses are included in the calculation of the allowance for loan losses per the guidance provided by regulatory authorities early in 2005, “Joint Guidance on Overdraft Protection Programs.”

          At March 31, 2006, Bancorp’s allowance for loan loss was 1.28% of total loans, and 2073% of total nonperforming loans, compared with an allowance for loan losses at December 31, 2005 of 1.32% of total loans, and 1882% of total nonperforming loans, respectively.

          Changes in the allowance for loan losses are as follows for the year to date March 31, 2006, and full year ended December 31, 2005, respectively:

(Dollars in thousands)	Three months ended March 31, 2006	Year ended December 31, 2005

Loans outstanding at end of period	$1,612,562	$1,554,454
Average loans outstanding during the period	$1,582,251	$1,479,933
Allowance for loan losses, beginning of period	$20,469	$18,971
Loans charged off:
Commercial	(319)	(634)
Real Estate	—	(33)
Installment and consumer	(5)	(957)
Overdraft	(181)	—

Total loans charged off	(505)	(1,624)
Recoveries:
Commercial	175	478
Real Estate	17	108
Installment and consumer	28	361
Overdraft	50	—

Total recoveries	270	947
Net loans recovered (charged off)	(235)	(677)
Provision for loan losses	408	2,175

Allowance for loan losses, end of period	$20,642	$20,469

Ratio of net loans charged off to average loans outstanding year to date (1)	0.06%	0.05%

(1)	The ratio for the three months ended March 31, 2006, has been annualized.

          During the first three months of 2006, net loan charge offs were $.2 million, compared to $26,000 in net recoveries for the same period in 2005. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.06% for the three months ended March 31, 2006, compared to 0.01% of recoveries in the three months ended March 31, 2005. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan losses.

          Deposits and Borrowings  The following table summarizes the quarterly average amount of, and the average interest  rate paid on, each of the deposit and borrowing categories for the periods shown.

	First Quarter 2006		First Quarter 2005

(Dollars in thousands)	Quarterly Average Balance	Rate Paid	Quarterly Average Balance	Rate Paid

Demand	$431,060	—	$378,054	—
Savings, money market and interest bearing demand	827,166	1.86%	755,550	0.88%
Certificates of deposit	385,011	3.54%	347,852	2.48%
Short-term borrowings	69,193	4.66%	36,618	2.53%
Long-term borrowings (1)	104,767	3.78%	111,500	4.09%

Total deposits and borrowings	$1,817,197	2.68%	$1,629,574	1.73%

(1)	Long-term borrowings include junior subordinated debentures.

          Quarterly average core deposits, consisting of demand, savings, money market, and interest bearing demand deposits, increased 11%, or $124.6 million, in the first quarter of 2006 compared to the same period in 2005.  Our deposits increase was mainly due to the combination of directing more marketing efforts toward low cost deposit categories and improved sales practices by the branches and commercial teams resulting in both consumer and business deposit growth.

          First quarter average time deposits increased $37 million, or 11%, in 2006 compared to 2005, as higher market interest rates increased demand for time deposits.  The Company believes interest bearing deposits such as money market and time deposits can be generated with competitive interest rate pricing of such deposits.

          Long-term borrowing rates have declined as a result of refinancings of higher rate borrowings over the last 12 months as well as new borrowings replacing maturing borrowings at lower rates.

          In addition to the current balance of junior subordinated debentures of $26 million, Bancorp issued $15 million of additional junior subordinated debentures on April 17, 2006.

Capital Resources

          The Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and state non-member banks.  The requirements address both risk-based capital and leveraged capital.  The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk.  The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater.  In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%.  As of March 31, 2006, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

          The following table summarizes the consolidated risk based capital ratios of Bancorp and the Bank at March 31, 2006, and December 31, 2005.

	March 31, 2006				December 31, 2005

(Dollars in thousands)	Actual Amount	Ratio	Amount Required For Minimum Capital Adequacy Amount	Percent required for Minimum Capital Adequacy	Actual Amount	Ratio	Amount Required For Minimum Capital Adequacy Amount	Percent required for Minimum Capital Adequacy

Tier 1 Capital
West Coast Bancorp	$189,786	10.03%	$75,653	4%	$183,935	9.97%	$73,826	4%
West Coast Bank	177,408	9.39%	75,586	4%	174,212	9.45%	73,752	4%
Total Capital
West Coast Bancorp	$210,429	11.13%	$151,306	8%	$204,404	11.07%	$147,652	8%
West Coast Bank	198,050	10.48%	151,171	8%	194,681	10.56%	147,504	8%
Risk weighted assets
West Coast Bancorp	$1,891,329				$1,845,649
West Coast Bank	1,889,639				1,843,799
Leverage Ratio
West Coast Bancorp	$189,786	9.51%	$59,869	3%	$183,935	9.42%	$58,579	3%
West Coast Bank	177,408	8.89%	59,845	3%	174,212	8.92%	58,560	3%
Average total assets
West Coast Bancorp	$1,995,620				$1,952,637
West Coast Bank	1,994,835				1,952,016

          Stockholders’ equity was $162.0 million at March 31, 2006, up from $157.1 million at December 31, 2005.  The increase was due to net income, restricted stock grants and stock option exercises, including tax benefits associated with those option exercises, offset in part by Bancorp’s activity in its corporate stock repurchase program, dividends to shareholders and higher unrealized losses on its investment securities.

          In July 2000, Bancorp announced a corporate stock repurchase program that was expanded in September 2000, September 2001, September 2002, and again in April 2004.  Under this plan, the Company can buy up to 3.88 million shares of the Company’s common stock, including completed purchases.  The Company anticipates using existing funds, future net income, and/or long-term borrowings to finance future repurchases. During the first three months of 2006, the Company repurchased 25,000 common shares pursuant to its corporate stock repurchase program and 1,164 shares related to its stock option and restricted stock plans.  Total shares available for repurchase under this plan were 327,000 at March 31, 2006.

          The following table presents information with respect to Bancorp’s stock repurchases.

(Shares and dollars in thousands, other than per share amounts)	Shares repurchased related to stock options and restricted stock	Shares repurchased as part of the corporate stock repurchase plan	Total shares repurchased in the period	Total cost of shares repurchased	Average total cost per share	Period end shares available for repurchase as part of the corporate stock repurchase plan

Year ended 2000	15	573	588	$5,454	$9.28	1,307
Year ended 2001	28	534	562	6,879	12.24	773
Year ended 2002	35	866	901	13,571	15.06	907
Year ended 2003	29	587	616	10,927	17.74	320
Year ended 2004	49	484	533	11,502	21.58	836
Year ended 2005	44	484	528	12,856	24.35	352
Period ended Mar. 31, 2006	1	25	26	690	26.69	327

Total	201	3,553	3,754	$61,879	$16.48

          Please also see discussion of stock repurchase activity during the quarter ended March 31, 2006, under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below.

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

          Deposits are the primary source of new funds.  Total deposits were $1.68 billion at March 31, 2006, up from $1.65 billion at December 31, 2005.  While brokered deposits may be used in the future, we have none outstanding at March 31, 2006.  We attempt to attract deposits in our market areas through competitive pricing and delivery of quality products.

          At March 31 2006, four wholly-owned subsidiary grantor trusts established by Bancorp had issued $26 million of  trust preferred securities.  On April 17, 2006, Bancorp issued, through a wholly-owned subsidiary grantor trust established by Bancorp, $15 million of trust preferred securities.  The trust will use the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company.  The interest rate on the trust preferred securities and Debentures will adjust on a quarterly basis at a spread over the three month London Interbank Offered Rate (“Libor”).  The trust preferred securities and Debentures will mature on April 17, 2036.  For a further discussion of the amount and terms of the pooled trust preferred securities, see Bancorp’s 2005 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Sources of Funds.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

          There has not been any material change in the market risk disclosure from that contained in the Company’s 2005 10-K for the fiscal year ended December 31, 2005.

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

Item 1A.   Risk Factors

                 There has not been any material change in the risk factors disclosure from that contained in the Company’s 2005 10-K for the fiscal year ended December 31, 2005.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

                 (c)   The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2006:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares Remaining at Period End that May Be Purchased Under the Plans or Programs

1/1/06 - 1/31/06	1,164	$27.46	—	352,021
2/1/06 - 2/28/06	25,000	$26.67	25,000	327,021
3/1/06 - 3/31/06	—	$0.00	—	327,021

Total for quarter	26,164		25,000

(1)

Shares repurchased by Bancorp during the quarter include: (a) shares repurchased pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below, and (b) shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 1,164 shares, 0 shares, and 0 shares, respectively, for the periods indicated.

(2)

Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million in September 2001, by 1.0 million shares in September 2002, and 1.0 million in April 2004, for a total authorized repurchase amount as of March 31, 2006, of approximately 3.9 million shares.

Item 3.     Defaults Upon Senior Securities

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

WEST COAST BANCORP
(Registrant)

Dated: April 25, 2006	/s/ Robert D. Sznewajs

Robert D. Sznewajs
Chief Executive Officer and President

Dated: April 25, 2006	/s/ Anders Giltvedt

Anders Giltvedt
Executive Vice President and Chief Financial Officer