Form 10-Q
period 2006-06-30
WEST COAST BANCORP /NEW/OR/
filed 2006-08-08
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2006

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
Common Stock, No Par Value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

[ ] Large Accelerated Filer	[X] Accelerated Filer	[ ] Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of shares of Registrant’s Common Stock outstanding on July 31, 2006 was 15,515,548.

WEST COAST BANCORP
FORM 10-Q
QUARTERLY REPORT

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

     WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Dollars and shares in thousands)	2006	2005

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$ 79,809	$ 75,737
Federal funds sold	25,845	7
Interest-bearing deposits in other banks	1,156	12,625
Total cash and cash equivalents	106,810	88,369
Trading assets	995	945
Investment securities available for sale, at fair value
(amortized cost: $305,479 and $294,382)	300,679	292,664
Loans held for sale	5,975	3,220
Loans	1,801,794	1,554,454
Allowance for loan losses	(21,883)	(20,469)
Loans, net	1,779,911	1,533,985
Premises and equipment, net	30,049	29,825
Goodwill	13,059	-
Core deposit intangible, net	2,275	180
Bank owned life insurance	21,287	19,734
Other assets	34,370	28,216
Total assets	$ 2,295,410	$ 1,997,138

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Demand	$ 488,328	$ 456,760
Savings and interest-bearing demand	884,583	827,909
Certificates of deposit	477,826	364,793
Total deposits	1,850,737	1,649,462
Short-term borrowings	127,054	61,350
Long-term borrowings	74,565	83,100
Junior subordinated debentures	41,000	26,000
Other liabilities	17,773	20,103
Total liabilities	2,111,129	1,840,015

Commitments and contingent liabilities (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock: no par value, none issued; 10,000 shares authorized	-	-
Common stock: no par value, 50,000 shares
authorized; 15,470 and 14,692 shares issued
and outstanding, respectively	19,338	18,364
Additional paid-in capital	72,482	53,976
Retained earnings	98,191	87,611
Deferred compensation	(2,782)	(1,773)
Accumulated other comprehensive loss	(2,948)	(1,055)
Total stockholders' equity	184,281	157,123
Total liabilities and stockholders' equity	$ 2,295,410	$ 1,997,138

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended June 30,		Six months ended June 30,
(In thousands, except per share amounts)	2006	2005	2006	2005

INTEREST INCOME:
Interest and fees on loans	$32,208	$24,666	$61,307	$47,137
Interest on taxable investment securities	2,561	1,922	5,044	3,938
Interest on nontaxable investment securities	700	681	1,393	1,356
Interest on deposits in other banks	12	4	20	8
Interest on federal funds sold	118	48	184	84
Total interest income	35,599	27,321	67,948	52,523

INTEREST EXPENSE:
Savings and interest-bearing demand deposits	4,675	2,137	8,473	3,774
Certificates of deposit	3,750	2,459	7,108	4,583
Short-term borrowings	1,223	241	2,017	469
Long-term borrowings	719	978	1,453	1,840
Junior subordinated debt	683	478	1,160	955
Total interest expense	11,050	6,293	20,211	11,621
NET INTEREST INCOME	24,549	21,028	47,737	40,902
Provision for loan loss	500	825	908	825
Net interest income after provision for loan loss	24,049	20,203	46,829	40,077

NONINTEREST INCOME:
Service charges on deposit accounts	2,830	2,020	5,365	3,911
Payment systems related revenue	1,525	1,194	2,884	2,270
Trust and investment services revenue	1,408	1,244	2,675	2,368
Gain on sales of loans	692	901	1,393	1,676
Other	635	1,153	1,284	1,875
Loss on impairment of securities	-	-	-	(1,316)
Losses on sales of securities	-	(373)	(479)	(373)
Total noninterest income	7,090	6,139	13,122	10,411

NONINTEREST EXPENSE:
Salaries and employee benefits	11,907	9,982	23,014	19,657
Equipment	1,367	1,159	2,609	2,294
Occupancy	1,660	1,531	3,273	3,069
Payment systems related expense	560	414	1,088	792
Professional fees	609	561	1,157	1,660
Postage, printing and office supplies	881	707	1,643	1,336
Marketing	1,585	1,029	2,605	1,630
Communications	293	328	610	600
Other noninterest expense	1,709	1,454	3,149	3,601
Total noninterest expense	20,571	17,165	39,148	34,639

INCOME BEFORE INCOME TAXES	10,568	9,177	20,803	15,849
PROVISION FOR INCOME TAXES	3,624	3,031	7,111	5,183
NET INCOME	$6,944	$6,146	$13,692	$10,666

Basic earnings per share	$0.47	$0.42	$0.93	$0.73
Diluted earnings per share	$0.45	$0.40	$0.89	$0.70

Weighted average common shares	14,737	14,642	14,660	14,684
Weighted average diluted shares	15,395	15,246	15,340	15,339

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six months ended June 30,
(Dollars in thousands)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$ 13,692	$ 10,666
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,727	2,044
Amortization of tax credits	401	376
Deferred income tax benefit	(403)	(606)
Amortization of intangibles	133	171
Provision for loan loss	908	825
Federal Home Loan Bank dividend	-	(39)
Increase in interest receivable	(707)	(249)
Increase in other assets	(1,577)	(804)
Loss on impairment of securities	-	1,316
Losses on sales of securities	479	373
Realized net gain on derivatives	(68)	(53)
Gains on sale of loans	(1,393)	(1,676)
Origination of loans held for sale	(45,606)	(41,877)
Proceeds from sales of loans held for sale	44,244	41,231
Increase in interest payable	309	98
Decrease in other liabilities	(7,772)	(4,505)
Increase in cash surrender value of bank owned life insurance	(388)	(430)
Stock based compensation expense	860	452
Tax benefit associated with stock options	276	419
Increase in trading assets	(50)	(28)
Net cash provided by operating activities	5,065	7,704

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	24,130	13,235
Proceeds from sales of available for sale securities	18,074	27,790
Purchase of available for sale securities	(35,716)	(7,658)
Acquisition, net of cash received	6,915	-
Purchases of tax credits	(277)	(57)
Loans made to customers greater than principal collected on loans	(174,884)	(50,236)
Net capital expenditures	(910)	(2,194)
Net cash used in investing activities	(162,668)	(19,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest
bearing transaction accounts	45,784	60,264
Net increase in certificates of deposit	69,944	30,894
Proceeds from the issuance of junior subordinated debt	15,000	-
Proceeds from long-term borrowings	85,400	20,000
Repayment of long-term borrowings	(95,500)	(20,000)
Net increase (decrease) in short-term borrowings	57,665	(33,956)
Repurchase of common stock	(1,071)	(5,865)
Net proceeds from issuance of common stock	1,360	259
Excess tax benefit from stock based compensation	574	-
Dividends paid and cash paid for fractional shares	(3,112)	(2,736)
Net cash provided by financing activities	176,044	48,860

NET INCREASE IN CASH AND CASH EQUIVALENTS	18,441	37,444
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	88,369	40,854
CASH AND CASH EQUIVALENTS AT END OF YEAR	$ 106,810	$ 78,298

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

						Accumulated
			Additional			Other
(Shares and Dollars in thousands)	Common Stock		Paid-In	Retained	Deferred	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (loss)	Total
BALANCE, January 1, 2005	14,872	$ 18,590	$ 60,730	$ 69,612	$ (1,486)	$ 408	$ 147,854

Comprehensive income:
Net income	-	-	-	23,840	-	-	$ 23,840
Other comprehensive loss net of tax:
Net unrealized investment/derivative losses	-	-	-	-	-	(1,463)	(1,463)
Total comprehensive income							$ 22,377
Cash dividends, $.40 per common share	-	-	-	(5,841)	-	-	(5,841)

Issuance of common stock-stock options	286	357	2,988	-	-	-	3,345
Redemption of common stock-options and restricted stock	(42)	(53)	(955)		31	-	(977)
Activity in Deferred Compensation Plan	(2)	(3)	(60)	-	-	-	(63)
Issuance of common stock-restricted stock	62	78	1,228	-	(1,306)	-	-
Amortization of deferred compensation
restricted stock	-	-	-	-	988	-	988
Common stock repurchased and retired	(484)	(605)	(11,210)	-	-	-	(11,815)
Tax benefit associated with stock options and restricted stock	-	-	1,255	-	-	-	1,255
BALANCE, December 31, 2005	14,692	18,364	53,976	87,611	(1,773)	(1,055)	157,123

Comprehensive income:
Net income	-	-	-	13,692	-	-	$ 13,692
Other comprehensive loss net of tax:
Net unrealized investment/derivative losses	-	-	-	-	-	(1,893)	(1,893)
Total comprehensive income							$ 11,799
Cash dividends, $.22 per common share	-	-	-	(3,112)	-	-	(3,112)

Issuance of common stock-stock options	188	235	2,040	-	-	-	2,275
Redemption of common stock-options and restricted stock	(29)	(36)	(758)	-	23	-	(771)
Activity in Deferred Compensation Plan	(5)	(5)	(139)	-	-	-	(144)
Issuance of common stock-restricted stock	56	70	1,472	-	(1,542)	-	-
Amortization of deferred compensation
restricted stock	-	-	-	-	510	-	510
Issuance of common stock- acquisition related	608	760	15,712	-	-	-	16,472
Common stock repurchased and retired	(40)	(50)	(1,021)	-	-	-	(1,071)
Stock based compensation expense			350				350
Tax benefit associated with stock options and restricted stock	-	-	850	-	-	-	850
BALANCE, June 30, 2006	15,470	$ 19,338	$ 72,482	$ 98,191	$ (2,782)	$ (2,948)	$ 184,281

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information. In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”), and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust, and Totten, Inc., after elimination of intercompany transactions and balances. Certain reclassifications of prior year amounts have been made to conform to current classifications. The Company’s interim consolidated financial statements and related notes, including our significant accounting policies, should be read in conjunction with the audited financial statements and related notes contained in Bancorp's 2005 Annual Report on Form 10-K (“2005 10-K”). On January 1, 2006, Bancorp began recognizing compensation expense for stock options with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised), “Share-Based Payment,” (“SFAS 123R”). There have been no other significant changes to our accounting policies from the 2005 10-K. Bancorp established itself as a financial holding company in September 2005 to have more flexibility in the products and services it provides through its subsidiaries.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for the three and six months ended June 30, 2006, and cash flows for the six months ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or other future periods.

     Supplemental cash flow information. The following table presents supplemental cash flow information for the six months ended June 30, 2006 and 2005.

(Dollars in thousands)	Six months ended
	June 30,
Cash paid in the period for:	2006	2005
Interest	$19,901	$11,523
Income taxes	$7,276	$7,966
Noncash investing and financing activities:
Change in unrealized (loss) gain on available for sale securities
and derivatives, net of tax	$(1,893)	$418
Dividends declared and accrued in other liabilities	$1,563	$1,367
Stock issued for acquisition	$16,472	$-

     New accounting pronouncements. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective beginning in the first quarter of fiscal year 2007. Management is currently evaluating the impact of this interpretation on the Company.

2. ACQUISITION

     On June 23, 2006, the Company completed a merger transaction in which it acquired Mid-Valley Bank (“Mid-Valley”), headquartered in Woodburn, Oregon. This acquisition is consistent with the Company’s strategy of expanding its operations and market share in Oregon and Washington. In addition, both companies have a similar focus on community banking, as well as commercial and agricultural lending. The results of operations of Mid-Valley have been included in the Company’s consolidated financial statements since the acquisition date.

     The aggregate purchase price for the acquisition described below was $22.0 million which included, cash of $5.0 million, direct merger costs of $.5 million, and approximately .6 million shares of common stock with an aggregate value of $16.5 million. The aggregate value of the common stock was calculated for this purpose using a $27.10 per share value based on the average closing price of Bancorp stock beginning two days prior to the acquisition announcement date of February 1, 2006, and ending two days after the announcement date. In addition, all outstanding options to purchase Mid-Valley stock were settled for cash payments totaling $3.6 million, the aggregate difference between the transaction value of $19.19 per share of outstanding Mid-Valley stock and the exercise prices of the options.

     The transaction was accounted for under the purchase method of accounting, with Mid-Valley’s assets and liabilities being recorded at their fair market values. Mid-Valley’s allowance for loan losses was recorded at carrying value and contained no specific reserves. The purchase price in excess of the net fair value of the assets and liabilities acquired was recorded as goodwill. The amount of goodwill recorded was $13.1 million. The goodwill will not be tax deductible for federal income tax purposes because the transaction is treated as a tax free reorganization for income tax purposes.

     The following table summarizes the estimated fair value of assets and liabilities purchased at the date of acquisition.

(Dollars in thousands)

ASSETS ACQUIRED:
Cash and cash equivalents	$11,924
Investment securities	18,152
Loans, net	71,950
Premises and equipment, net	953
Core deposit intangible assets	2,228
Goodwill	13,059
Other assets, net	3,499
Total assets acquired	$121,765
LIABILITIES ASSUMED:
Deposits	$85,547
Borrowings	9,604
Other liabilities	5,134
Total liabilities assumed	$100,285
Net assets purchased	$21,480

     The Company will amortize the resulting core deposit intangibles using the sum of the years digits method over seven years. Goodwill will be reviewed for impairment at least annually. In periods subsequent to the acquisition date, certain assets and liabilities may be adjusted as part of the allocation of the purchase price as revised estimates are finalized.

2. ACQUISITION (continued)

     The following table presents the forecasted core deposit intangible asset amortization expense for 2006 through 2010 and includes deposit intangibles acquired prior to the Mid-Valley acquisition.

(In thousands)	Full year
forecasted
Year	amortization
2006	$437
2007	541
2008	438
2009	358
2010	279

     The following unaudited adjusted pro forma financial information for the three and six months ended June 30, 2006 and 2005 assumes that the Mid-Valley acquisition occurred as of January 1, 2005. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the Mid-Valley acquisition been consummated on the date indicated.

	Three months ended June 30,		Six month ended June 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Net interest income	$25,609	$21,951	$49,967	$42,807
Provision for loan loss	450	825	908	878
Noninterest income	7,146	6,210	13,242	10,513
Noninterest expense	22,101	18,328	42,059	36,951
Income before income taxes	10,204	9,008	20,242	15,491
Provision for income taxes	3,493	2,961	6,972	5,037
Net income	$6,711	$6,047	$13,270	$10,454

Basic earnings per share	$0.44	$0.40	$0.87	$0.68
Diluted earnings per share	$0.42	$0.38	$0.83	$0.66

Weighted average common shares	15,298	15,221	15,234	15,273
Weighted average dilutive shares	15,956	15,825	15,914	15,928

3. STOCK PLANS AND STOCK BASED COMPENSATION

     At June 30, 2006, Bancorp had multiple stock option plans. Bancorp’s stock option plans include the 2002 Stock Incentive Plan (“2002 Plan”), the 1999 Stock Option Plan (“1999 Plan”), the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (“1991 Plan”), and the 1995 Directors Stock Option Plan (“1995 Plan”). No additional grants may be made under plans other than the 2002 Plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options and restricted stock awards for up to 1.9 million shares, of which .53 million shares remain available for issue of which .26 million may be allocated to restricted stock awards.

3. STOCK PLANS AND STOCK BASED COMPENSATION (continued)

     All stock options have an exercise price that is equal to the fair market value of Bancorp’s stock on the date the options were granted. Options granted under the 2002 Plan generally vest over a three or four year vesting period; however, certain grants have been made that vested immediately. Stock options granted have a 10 year maximum term. Options previously issued under the 1999 or prior plans are fully vested.

     The following table presents information on stock options outstanding for the periods shown.

	Six months ended		Year ended
(Dollars in thousands, except share and per share data)	June 30, 2006		December 31, 2005
		Weighted Avg. Ex.		Weighted Avg. Ex.
	Common Shares	Price	Common Shares	Price
Balance, beginning of period	1,693,135	$14.80	1,777,854	$13.61
Granted	152,950	27.50	217,475	20.76
Exercised	(188,275)	12.08	(285,944)	11.70
Forfeited	(6,671)	18.64	(16,250)	19.06
Balance, end of period	1,651,139	$16.27	1,693,135	$14.80

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Six months ended		Year ended
(Dollars in thousands, except share and per share data)	June 30, 2006		December 31, 2005

Intrinsic value of options exercised in the period		$2,955		$3,904

Stock options fully vested and expected to vest:
Number	1,628,931		1,689,973
Weighted avg. exercise price		$16.16		$14.79
Aggregate intrinsic value		$21,684		$19,703
Weighted avg. contractual term of options		6.0 years		5.9 years

Stock options vested and currently exercisable
Number	1,322,603		1,392,283
Weighted avg. exercise price		$14.39		$13.68
Aggregate intrinsic value		$19,950		$17,775
Weighted avg. contractual term of options		5.3 years		5.4 years

     The following table presents information on restricted stock outstanding for the periods shown.

	Six months ended		Year ended
(Dollars in thousands, except share and per share data)	June 30, 2006		December 31, 2005

	Restricted	Average Market	Restricted	Average Market
	Shares	Price at Grant	Shares	Price at Grant
Balance, beginning of period	123,027	$20.24	107,271	$18.68
Awarded	56,100	27.01	62,050	21.05
Released	(53,017)	18.84	(44,704)	17.65
Forfeited	(1,069)	21.93	(1,590)	19.30
Balance, end of period	125,041	$23.86	123,027	$20.24

Fair value of shares vesting in the period		$1,493		$994
Unrecognized compensation cost of nonvested shares		$2,772		1,776
Weighted average recognition period		1.9 years		1.3 years

3. STOCK PLANS AND STOCK BASED COMPENSATION (continued)

     At January 1, 2006, Bancorp began recognizing compensation expense for stock options with the adoption of SFAS 123R. The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on implied volatilities from Bancorp’s stock, historical volatility of Bancorp’s stock, and other factors. Expected dividends are based on dividend trends and the market price of Bancorp’s stock price at grant. Bancorp uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	Black-Scholes assumptions
	6/30/2006	12/31/2005
Risk Free interest rates	4.35%-5.13%	3.82%-4.46%
Expected dividend	1.63%-1.65%	1.52%-1.75%
Expected lives, in years	4	4
Expected volatility	23%	24%
Fair value of options granted in period	$6.11	$4.35

     It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock, rather than issue treasury shares. Bancorp expenses stock options on a straight line basis over the options’ related vesting term. For the quarter ended June 30, 2006, Bancorp recognized pre-tax compensation expense related to stock options and restricted stock of $.22 million and $.25 million, respectively. For the six months ended June 30, 2006, Bancorp recognized pre-tax compensation expense related to stock options and restricted stock of $.35 million and $.51 million, respectively. The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS 123R had been applied to all outstanding and unvested awards prior to the adoption SFAS 123R.

(Dollars in thousands, except per share data)
	Three months ended	Six months ended
	June 30, 2005	June 30, 2005
Net income, as reported	$6,146	$10,666
Add: Restricted stock compensation expense included
in reported net income, net of related tax effects	159	275

Deduct: Stock-based compensation expense
including both restricted stock and stock options,
determined under fair value based method,
net of related tax effects	(566)	(796)
Pro forma net income	$5,739	$10,145

Earnings per share:
Basic-as reported	$0.42	$0.73
Basic-proforma	$0.39	$0.69

Diluted-as reported	$0.40	$0.70
Diluted-proforma	$0.38	$0.66

4. INVESTMENT SECURITIES AVAILABLE FOR SALE

     The composition and carrying value of Bancorp’s investment portfolio is as follows:

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Investments available for sale (At fair value)
U.S. Government agency securities	$98,051	$89,517
Corporate securities	28,255	22,685
Mortgage-backed securities	84,440	94,831
Obligations of state and political subdivisions	74,071	70,493
Equity and other securities	15,862	15,138
Total Investment securities available for sale	$300,679	$292,664

     The following table provides information on investment securities with 12 month or greater continuous unrealized losses as of June 30, 2006:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for more	unrealized loss for more	Unrealized
	than 12 months	than 12 months	Gross Losses
U.S. Government agency securities	$14,693	$14,141	$(552)
Mortgage-backed securities	34,668	33,053	(1,615)
Obligations of state and political subdivisions	4,637	4,404	(233)
Equity and other securities	7,532	7,474	(58)
Total	$61,530	$59,072	$(2,458)

     At June 30, 2006, the Company had 41 investment securities with a book value of $61.5 million and an unrealized loss of $2.5 million that have been in a continuous unrealized loss position for more than 12 months. The Company has the ability and intent to hold these securities until the value recovers. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary. In addition to accounting and regulatory guidance, in determining whether a security is other-than-temporarily impaired, the Company regularly considers the duration and amount of the unrealized loss, the financial condition of the issuer, and the prospects for a change in market value within a reasonable period of time.

4. INVESTMENT SECURITIES AVAILABLE FOR SALE (continued)

     The following table provides information on investment securities which have an unrealized loss and have been in an unrealized loss position for less than 12 months as of June 30, 2006:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for less	unrealized loss for less	Unrealized
	than 12 months	than 12 months	Gross Losses
U.S. Government agency securities	$75,306	$74,336	$(970)
Mortgage-backed securities	50,992	49,489	(1,503)
Obligations of state and political subdivisions	30,202	29,528	(674)
Equity and other securities	10,428	10,128	(300)
Total	$166,928	$163,481	$(3,447)

     There were a total of 129 securities in the investment portfolio with a book value of $166.9 million and a total unrealized loss of $3.4 million at June 30, 2006, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on our investment securities portfolio was substantially due to an increase in interest rates subsequent to their purchase. The fair value of these securities fluctuates as market interest rates change.

     At March 31, 2005, the Company recorded an other-than-temporary impairment charge of approximately $1.3 million pretax, or $803,000 after tax, or $.05 per diluted share after tax, related to declines in the value of Freddie Mac preferred stock which remain held in the Company's available for sale investment portfolio.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

     The composition and carrying value of Bancorp’s loan portfolio, excluding loans held for sale, is as follows:

(Dollars in thousands)	June 30, 2006	December 31, 2005
	Amount	Amount
Commercial	$437,397	$364,604
Real estate construction	271,160	210,828
Real estate mortgage	274,245	242,015
Real estate commercial	790,590	709,176
Installment and other consumer	28,402	27,831
Total loans	1,801,794	1,554,454
Allowance for loan losses	(21,883)	(20,469)
Total loans, net	$1,779,911	$1,533,985

     The following table presents activity in the allowance for loan losses for the three and six months ended June 30, 2006 and 2005:

	Three months ended
(Dollars in thousands)	June 30, 2006	June 30, 2005

Balance at beginning of period	$20,642	$18,997
Provision for loan losses	500	825
Loans charged off	(312)	(195)
Recoveries	166	270
Allowance for loan losses, from acquisition	887	-
Balance at end of period	$21,883	$19,897

	Six months ended
(Dollars in thousands)	June 30, 2006	June 30, 2005

Balance at beginning of period	$20,469	$18,971
Provision for loan losses	908	825
Loans charged off	(817)	(389)
Recoveries	436	490
Allowance for loan losses, from acquisition	887	-
Balance at end of period	$21,883	$19,897

6. EARNINGS PER SHARE

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

The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations:

			Per Share
(Dollars and shares in thousands, except per share data)	Net Income	Weighted Average Shares	Amount
	Three months ended June 30, 2006
Basic earnings	$6,944	14,737	$0.47
Common stock equivalents from:
Stock options		623
Restricted stock		35
Diluted earnings	$6,944	15,395	$0.45

	Three months ended June 30, 2005
Basic earnings	$6,146	14,642	$0.42
Common stock equivalents from:
Stock options		570
Restricted stock		34
Diluted earnings	$6,146	15,246	$0.40

	Six months ended June 30, 2006
Basic earnings	$13,692	14,660	$0.93
Common stock equivalents from:
Stock options		638
Restricted stock		42
Diluted earnings	$13,692	15,340	$0.89

	Six months ended June 30, 2005
Basic earnings	$10,666	14,684	$0.73
Common stock equivalents from:
Stock options		617
Restricted stock		38
Diluted earnings	$10,666	15,339	$0.70

7. COMMITMENTS AND CONTINGENT LIABILITIES

     Included in "other liabilities" is a fourth quarter 2005 charge in the amount of $1.0 million for management’s estimate of loss exposure with respect to a legal matter. Should Bancorp ultimately be determined to be liable in this matter, Bancorp believes it could potentially face additional liability up to $1.0 million and that the risk its liability will exceed such amount is remote.

     Bancorp is periodically a party to litigation arising in the ordinary course of business. Based on information currently known to management, although there are uncertainties inherent in litigation, we do not believe there is any legal action to which Bancorp or any of its subsidiaries is a party that, individually or in the aggregate, will have a materially adverse effect on Bancorp’s financial condition and results of operations.

8. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2006	2005	2006	2005

Net income as reported	$6,944	$6,146	$13,692	$10,666

Unrealized gains (losses) on securities arising during the period	(1,670)	2,557	(3,562)	(1,163)
Tax benefit (provision)	656	(1,006)	1,399	452
Net unrealized gains (losses) on securities	(1,014)	1,551	(2,163)	(711)

Plus: Reclassification adjustment for losses on sales of securities	-	373	479	373
Tax benefit	-	(145)	(188)	(145)
Net losses on sales of securities	-	228	291	228

Plus: Reclassification adjustment for loss on impairment of security	-	-	-	1,316
Tax benefit	-	-	-	(513)
Net loss on impairment of security	-	-	-	803

Unrealized (losses) gains on derivatives- cash flow hedges	(85)	(43)	(35)	163
Tax benefit (provision)	33	17	14	(65)
Net unrealized (losses) gains on derivatives- cash flow hedges	(52)	(26)	(21)	98

Total comprehensive income	$5,878	$7,899	$11,799	$11,084

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

     Summarized financial information concerning Bancorp’s reportable segments and the reconciliation to Bancorp’s consolidated results are shown in the following table. The “Other” column includes Bancorp’s trust operations and corporate-related items. Investment in subsidiaries is netted out of the presentations below. The “Intersegment” column identifies the intersegment activities of revenues, expenses and other assets between the “Banking” and “Other” segments.

(Dollars in thousands)	Three months ended June 30, 2006
	Banking	Other	Intersegment	Consolidated
Interest income	$35,577	$22	$-	$35,599
Interest expense	10,367	683	-	11,050
Net interest income (expense)	25,210	(661)	-	24,549
Provision for loan losses	500	-	-	500
Noninterest income	6,372	935	(217)	7,090
Noninterest expense	19,939	849	(217)	20,571
Income (loss) before income taxes	11,143	(575)	-	10,568
Provision (benefit) for income taxes	3,848	(224)	-	3,624
Net income (loss)	$7,295	$(351)	$-	$6,944

Depreciation and amortization	$1,099	$2	$-	$1,101
Assets	$2,291,104	$12,554	$(8,248)	$2,295,410
Loans, net	$1,779,911	$-	$-	$1,779,911
Deposits	$1,858,323	$-	$(7,586)	$1,850,737
Equity	$210,889	$(26,608)	$-	$184,281

(Dollars in thousands)	Three months ended June 30, 2005
	Banking	Other	Intersegment	Consolidated
Interest income	$27,302	$19	$-	$27,321
Interest expense	5,867	426	-	6,293
Net interest income (expense)	21,435	(407)	-	21,028
Provision for loan losses	825	-	-	825
Noninterest income	5,631	737	(229)	6,139
Noninterest expense	16,663	731	(229)	17,165
Income (loss) before income taxes	9,578	(401)	-	9,177
Provision (benefit) for income taxes	3,186	(155)	-	3,031
Net income (loss)	$6,392	$(246)	$-	$6,146

Depreciation and amortization	$884	$1	$-	$885
Assets	$1,844,224	$6,956	$(3,853)	$1,847,327
Loans, net	$1,458,434	$-	$-	$1,458,434
Deposits	$1,567,224	$-	$(3,357)	$1,563,867
Equity	$171,436	$(19,969)	$-	$151,467

9. SEGMENT AND RELATED INFORMATION (continued)

(Dollars in thousands)	Six months ended June 30, 2006
	Banking	Other	Intersegment	Consolidated
Interest income	$67,902	$46	$-	$67,948
Interest expense	19,051	1,160	-	20,211
Net interest income (expense)	48,851	(1,114)	-	47,737
Provision for loan losses	908	-	-	908
Noninterest income	11,840	1,721	(439)	13,122
Noninterest expense	37,913	1,674	(439)	39,148
Income (loss) before income taxes	21,870	(1,067)	-	20,803
Provision (benefit) for income taxes	7,527	(416)	-	7,111
Net income (loss)	$14,343	$(651)	$-	$13,692

Depreciation and amortization	$1,722	$5	$-	$1,727
Assets	$2,291,104	$12,554	$(8,248)	$2,295,410
Loans, net	$1,779,911	$-	$-	$1,779,911
Deposits	$1,858,323	$-	$(7,586)	$1,850,737
Equity	$210,889	$(26,608)	$-	$184,281

(Dollars in thousands)	Six months ended June 30, 2005
	Banking	Other	Intersegment	Consolidated
Interest income	$52,484	$39	$-	$52,523
Interest expense	10,787	834	-	11,621
Net interest income (expense)	41,697	(795)	-	40,902
Provision for loan losses	825	-	-	825
Noninterest income	9,412	1,344	(345)	10,411
Noninterest expense	33,624	1,360	(345)	34,639
Income (loss) before income taxes	16,660	(811)	-	15,849
Provision (benefit) for income taxes	5,499	(316)	-	5,183
Net income (loss)	$11,161	$(495)	$-	$10,666

Depreciation and amortization	$2,041	$3	$-	$2,044
Assets	$1,844,224	$6,956	$(3,853)	$1,847,327
Loans, net	$1,458,434	$-	$-	$1,458,434
Deposits	$1,567,224	$-	$(3,357)	$1,563,867
Equity	$171,436	$(19,969)	$-	$151,467

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
  Increasing or decreasing interest rate environments, including the shape and level of the yield curve,that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans, and changes in the value of Bancorp’s investment securities;
  Changing business or regulatory conditions, or new legislation, affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, or revisions to our strategic focus;
  Our acquisition of Mid-Valley Bank (“Mid-Valley”), which may result in loan losses and operating expenses that are greater, or revenues and benefits that are less, than we currently anticipate, or the assumption of unanticipated liabilities; and
  Changes or failures in technology or third party vendor relationships in important revenue production or service areas, or increases in required investments in technology that could reduce our revenues, increase our costs or lead to disruptions in our business.

     Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to: achieve the expected benefits of the Mid-Valley acquisition; attract and retain key personnel; close loans in the pipeline; generate loan and deposit balances at projected spreads; sustain fee generation and gains on sales of loans; maintain asset quality; control the level of net charge-offs; adapt to changing customer deposit, investment, and lending behaviors; generate retail investments; control expense growth; monitor and manage the Company’s financial reporting, operating and disclosure control environments, and other matters.

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

Business Developments

     Bancorp completed its acquisition of Mid-Valley on June 23, 2006. The Mid-Valley acquisition expands our operations along Interstate 5 in the Willamette Valley with the addition of four full-service branches in Woodburn (2), Wilsonville, and Mount Angel. Prior to the acquisition, West Coast Bank (the “Bank”) operated a branch in Woodburn in close proximity to the East Woodburn branch of Mid-Valley. Upon the close of the transaction, the Bank consolidated its Woodburn branch into the East Woodburn branch location of operations of Mid-Valley.

     In the first quarter of 2006, the Bank introduced a new remote deposit product called iDeposit to further enhance its payment systems related product offerings. iDeposit is a service that allows businesses to conveniently and easily deposit checks electronically from their own offices. The Bank processes these checks as if they had been deposited at a branch. The Bank may provide the customer, at no cost, a check scanner, with the only other equipment needed being an internet-enabled PC with a browser.

     iDeposit offers expanded daily cut-off times, better efficiency, improved safety, and lower expenses in processing checks for many customer segments. This product may have minor impact on revenue and expense in the short-term; however, we anticipate this product will enhance our ability to attract, grow, and retain core deposit relationships as we look forward.

     On July 21, 2006, the Bank relocated its Bend, Oregon branch to a new facility. On July 31, 2006, the Bank opened a new branch in the South Puget Sound region in the Hawks Prairie area north of Lacey, Washington. In addition, the Bank has hired a team of commercial lenders to lead the Company’s entry into the Kent, Washington market.

Income Statement Overview

Three and six months ended June 30, 2006 and 2005

     Net Income Bancorp’s net income was $6.9 million, or $.45 per diluted share, for the three months ended June 30, 2006, compared to $6.1 million, or $.40 per diluted share, for the three months ended June 30, 2005. Our return on equity for the quarters ended June 30, 2006 and 2005 was 16.8% and 16.6%, respectively.

     Net income for the six months ended June 30, 2006 was $13.7 million or $.89 per diluted share compared to $10.7 million or $.70 per diluted share for the same period last year.

     In addition to generally accepted accounting principles (“GAAP”) net income for the three months ended June 30, 2006 and 2005, respectively, management is reporting a core earnings comparison as shown below. Core earnings, core earnings per diluted share, and core return on average equity are non-GAAP financial measures derived by adjusting the Company’s GAAP earnings for the first six months of 2005, to exclude the negative impact of a first quarter 2005 securities impairment charge of approximately $.8 million or $.05 per diluted share. There are no non-core items in the six months ended June 30, 2006. Management uses this non-GAAP information internally and has disclosed it to investors based on its belief that the disclosure provides additional, valuable information relating to financial results derived from its operations as compared to prior periods.

     Bancorp’s core earnings were $13.7 million or $0.89 per diluted share for the six months ended June 30, 2006, compared to 2005 core earnings of $11.5 million or $.75 per diluted share for the same period. This represents a 19% increase in core earnings per diluted share, as compared to a 27% increase in GAAP net income per diluted share.

     The following table reconciles net income to core earnings, including per-share and return on equity figures:

(Dollars in thousands, except per share data)	Six months ended June 30,
	2006	2005
Net income	$13,692	$10,666
Add: Impairment charge on securities,
net of tax	-	803
Core earnings	$13,692	$11,469

Diluted Earnings per Share
Net income	$0.89	$0.70
Core earnings	$0.89	$0.75

Return on Average Equity
Net income	17.0%	14.5%
Core earnings	17.0%	15.6%

     Net Interest Income For the quarter ended June 30, 2006, net interest income on a tax equivalent basis was $24.9 million, compared with $21.4 million in the second quarter of 2005. Net interest income, on a tax equivalent basis for the six months ended June 30, 2006, increased $6.9 million to $48.5 million from $41.6 for the same period in 2005.

     The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net interest margin on average interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended		Increase	Percentage
(Dollars in thousands)	June 30,		(Decrease)	Change
	2006	2005	2006-2005	2006-2005
Interest and fee income (1)	$35,976	$27,688	$8,288	29.9%
Interest expense	11,050	6,293	4,757	75.6%
Net interest income (1)	$24,926	$21,395	$3,531	16.5%

Average interest earning assets	$1,977,717	$1,741,618	$236,099	13.6%
Average interest bearing liabilities	$1,462,251	$1,277,806	$184,445	14.4%
Average interest earning assets/
Average interest bearing liabilities	135.3%	136.3%	(1.05)

Average yields earned (1)	7.30%	6.38%	0.92
Average rates paid	3.03%	1.98%	1.05
Net interest spread (1)	4.27%	4.40%	(0.13)
Net interest margin (1)	5.06%	4.93%	0.13

	Six months ended		Increase	Percentage
(Dollars in thousands)	June 30,		(Decrease)	Change
	2006	2005	2006-2005	2006-2005
Interest and fee income (1)	$68,697	$53,254	$15,443	29.0%
Interest expense	20,211	11,621	8,590	73.9%
Net interest income (1)	$48,486	$41,633	$6,853	16.5%

Average interest earning assets	$1,930,875	$1,718,492	$212,383	12.4%
Average interest bearing liabilities	$1,424,980	$1,264,735	$160,245	12.7%
Average interest earning assets/
Average interest bearing liabilities	135.5%	135.9%	(0.38)

Average yields earned (1)	7.17%	6.25%	0.92
Average rates paid	2.86%	1.85%	1.01
Net interest spread (1)	4.31%	4.40%	(0.09)
Net interest margin (1)	5.06%	4.89%	0.17

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.
Ratios for the three and six months ended June 30, 2006 and 2005 have been annualized where appropriate.

     Analysis of Net Interest Income Net interest income, including a $.38 million adjustment to a tax equivalent basis for the three months ended June 30, 2006, increased 17% to $24.9 million from $21.4 million, including a $.37 million adjustment to a tax equivalent basis for the same period in 2005. Growth in average loan balances of 14% and deposit balances of 11% from second quarter of 2005, higher amortized loan fees, and an increased value of demand deposits due to rising short-term market interest rates, contributed to the higher net interest income. The net interest margin for the second quarter of 2006 increased to 5.06% from 4.93% in the second quarter of 2005, mainly due to a shift in earning asset mix towards loans, as well as higher loan fees, and the higher value of non-interest bearing demand deposits. Average yields on earning assets increased 92 basis points to 7.30% in the second quarter of 2006 from 6.38% in the second quarter of 2005. Average interest earning assets increased $236 million, or 14%, to $1.98 billion in the second quarter of 2006 from $1.74 billion for the same period in 2005. Second quarter 2006 average rates paid on interest bearing liabilities increased 105 basis points to 3.03%, from 1.98% for the same period in 2005, while average interest bearing liabilities increased $184.4 million or 14.4% to $1.46 billion. Partly due to the flat yield curve during the second quarter of 2006, the net interest spread declined from 4.40% in the second quarter of 2005 to 4.27% in the second quarter of 2006.

     Changing interest rate environments, including the shape and level of the yield curve and competitive pricing pressure, could lead to higher deposit costs, lower loan yields, net interest margin and spread, as well as lower loan fees and net interest income.

     Provision for Loan Loss Bancorp recorded provisions for loan loss for the second quarters of 2006 and 2005 of $.5 million and $.8 million, respectively. The decrease in the provision reflects a lower level of classified loans and continued low loan charge-offs in the second quarter of 2006 at $.1 million. There were net recoveries of $.1 million in the same quarter of 2005. The provision for loan loss for the six months ended June 30, 2006, was $.9 million similar to the $.8 million in the same period in 2005.

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

     Non-interest Income Total non-interest income was $7.1 million for the three months ended June 30, 2006, an increase of 16% compared to $6.1 million for the quarter ended June 30, 2005. In the second quarter 2006, deposit service charges increased $.8 million, or 40%, and payment systems revenue increased 28%, over the prior period in 2005. These increases resulted from strategic product development initiatives and successful marketing efforts which increased transaction accounts and transaction volumes. Trust and investment services revenue increased by 13% over the second quarter of 2005 due to account number growth and higher assets under management. Other non-interest income decreased primarily due to a $.48 million gain on the sale of our credit card portfolio in the second quarter of 2005.

     Total non-interest income was $13.1 million for the six months ended June 30, 2006, compared to $10.4 million for the same period in 2005. The increase in non-interest income can be attributed to a combined 33% increase in revenues related to payment systems and service charges and the impairment charge of $1.3 million pre-tax related to our investment in certain Freddie Mac preferred stock in the first quarter of 2005. Gains on sales of loans declined in the six months ended June 30, 2006 compared to the same period in 2005 due to decreased SBA loan sales.

     Changing interest rate environments, including the shape and level of the yield curve, could lead to decreases in fee income, including lower gains on sales of loans and reduced deposit service charges, two key components of our non-interest income. Also, increased competition and other competitive factors could adversely affect our ability to sustain fee generation.

     Non-interest Expense Non-interest expense for the three months ended June 30, 2006 was $20.6 million, an increase of $3.4 million, or 20%, compared to $17.2 million for the same period in 2005. Salaries and employee benefits expense increased $1.9 million primarily as a function of higher performance-based variable compensation, as well as additional team members. Marketing expenses increased $.6 million in the three months ended June 30, 2006, compared to the same period last year primarily due to the promotion of strategic product initiatives, namely, High Performance Checking and iDeposit. In addition, the Company recorded pre-tax stock option expense of $.2 million under Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment,” in the second quarter of 2006, compared to no stock option expense for the same period in 2005.

     Total non-interest expense was $39.1 million for the six months ended June 30, 2006, compared to $34.6 million for the same period in 2005, with salary and benefit expense accounting for approximately three quarters of this increase. Higher variable pay due to higher production and the hiring of additional team members were the two key reasons. Professional fee expenses declined $.5 million in the six months ended June 30, 2006, compared to the same period in 2005 primarily due to higher legal expenses in 2005 associated with litigation. Marketing expenses increased $1.0 million year to date 2006 compared to the same period in 2005 due to the introduction of the high performance checking product in the Oregon market and iDeposit. Bancorp also recorded in other non-interest expense a $.8 million litigation settlement charge in the first quarter of 2005.

     Income taxes The provision for income taxes increased in the three and six month periods ended June 30, 2006, from the like periods in 2005, primarily due to an increase in income before taxes. Bancorp’s effective tax rate for the three months ended June 30, 2006, increased to 34.3% from 33.0% for the same period in 2005, mainly due to higher pre-tax income, lower benefits of non-taxable income relative to net income before taxes and the effect of expensing incentive stock options.

Balance Sheet Overview

     Period end total assets increased to $2.3 billion as of June 30, 2006 from, $2.0 billion at December 31, 2005. Our balance sheet growth has reflected our efforts in targeted areas that support our corporate objectives, including small business and middle market commercial lending, construction and home equity lending, as well as core deposit production. The increase is also due to the acquisition of Mid-Valley completed in the second quarter of 2006, which added approximately $122 million in assets.

     Investment Portfolio The investment portfolio at June 30, 2006 increased $8.0 million compared to December 31, 2005. This increase reflected $18.2 million in investment securities acquired through the Mid-Valley transaction. At June 30, 2006, total investment securities available for sale had pre-tax net unrealized losses of $4.8 million. The composition and carrying value of Bancorp’s investment portfolio is as follows:

	June 30,	December 31,
(Dollars in thousands)	2006	2005

Investments available for sale (at fair value)
U.S. Government agency securities	$98,051	$89,517
Corporate securities	28,255	22,685
Mortgage-backed securities	84,440	94,831
Obligations of state and political subdivisions	74,071	70,493
Equity and other securities	15,862	15,138
Total Investment Portfolio	$300,679	$292,664

     Loan Portfolio and Credit Management Interest and fees earned on our loan portfolio is our primary source of revenue. Loans represented 78% of total assets or $1.80 billion as of June 30, 2006, compared to 78% or $1.55 billion at December 31, 2005. A certain degree of credit risk is inherent in our lending activities. The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. In addition, we attempt to manage our risk through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Through the credit review function, the Company is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. The findings of these reviews are communicated with senior management and the Loan, Investment, and Asset/Liability Committee, which is made up of certain directors. As part of our ongoing lending process, internal risk ratings are assigned to each commercial and commercial real estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis. Credit files are examined periodically on a sample test basis, by internal and external auditors, as well as regulatory examiners.

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

     We produced strong loan growth over the past year with a 14%, or $205 million, increase in average quarterly loans in the second quarter 2006 compared to the same period in 2005. Average construction loans led the way, increasing $116 million or 83%. Including $73 million in loans acquired through the Mid-Valley transaction, period end loans increased $247 million from December 31, 2005.

     As part of our strategic efforts, we have placed an emphasis on increasing the commercial, construction and home equity loan segments of our portfolio. Our strategy has resulted in the loan portfolio being more interest rate sensitive, contributing to the elimination of the severely liability interest rate sensitive position of the overall balance sheet four to five years ago, as well as more diversified from a credit risk perspective. Commercial loans now represent 24% of the loan portfolio, compared to 16% at December 31, 2000, while commercial real estate loans have declined from 58% to less than 44% of the loan portfolio over the same time period. We believe our focus on commercial businesses has been and remains a key contributor to growing low cost deposits.

     The composition of Bancorp’s loan portfolio is as follows:

(Dollars in thousands)	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Commercial	$437,397	24.3%	$364,604	23.5%
Real estate construction	271,160	15.0%	210,828	13.6%
Real estate mortgage	274,245	15.2%	242,015	15.6%
Real estate commercial	790,590	43.9%	709,176	45.6%
Installment and other consumer	28,402	1.6%	27,831	1.7%
Total loans	1,801,794	100%	1,554,454	100%
Allowance for loan losses	(21,883)	1.21%	(20,469)	1.32%
Total loans, net	$1,779,911		$1,533,985

     The change in the composition of the Company's loan portfolio, with increases in the percentage of loans that fall into commercial and real estate mortgage (home equity) categories, reflects the strategic focus of the Company.

     The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands)	June 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent

Office Buildings	$200,600	25.4%	$156,900	22.1%
Retail Facilities	105,100	13.3%	102,200	14.4%
Multi-Family - 5+ Residential	72,600	9.2%	64,100	9.0%
Hotels/Motels	51,000	6.5%	50,600	7.1%
Medical Offices	48,900	6.2%	48,400	6.8%
Industrial parks and related	47,600	6.0%	45,800	6.5%
Assisted Living	26,600	3.4%	29,200	4.3%
Commercial/Agricultural	33,800	4.3%	30,400	4.3%
Manufacturing Plants	30,700	3.9%	23,400	3.3%
Land Development and Raw Land	19,500	2.5%	21,700	3.1%
Mini Storage	15,900	2.0%	17,000	2.4%
Food Establishments	16,800	2.1%	16,100	2.3%
Other	121,500	15.5%	103,400	14.6%
Total real estate commercial loans	$790,600	100%	$709,200	100%

     Office buildings, retail facilities, and multi-family residential categories account for nearly half of the collateral behind our $791 million commercial real estate portfolio, up slightly from year end 2005. Approximately 44% of Bancorp’s commercial real estate loan portfolio is classified as owner occupied. Bancorp’s underwriting of commercial real estate loans is conservative with loan to value ratios generally not exceeding 75% and debt service coverage ratios generally at 120% or better.

     As of June 30, 2006, the Company had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Company. At June 30, 2006, and December 31, 2005, Bancorp had no bankers acceptances.

     Nonperforming Assets Nonperforming assets include nonaccrual loans, other real estate owned, and loans past due more than 90 days. Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest or principal is doubtful or when the principal or interest payment becomes 90 days past due. Nonaccrual loans increased to $1.8 million at June 30, 2006, compared to $1.1 million at December 31, 2005. The current modest nonaccrual loan balances are primarily a mix of commercial and commercial real estate secured loans. For nonaccrual loans, previously accrued but uncollected interest is charged against current earnings and income is only recognized to the extent payments are subsequently received.

     Nonperforming assets consist of the following:

(Dollars in thousands)	June 30, 2006	December 31, 2005
Loans on nonaccrual status	$1,835	$1,088
Loans past due greater than 90 days
not on nonaccrual status	-	-
Other real estate owned	-	-
Total nonperforming assets	$1,835	$1,088

Non-performing loans to total loans	0.10%	0.07%
Allowance for loan losses to non-performing loans	1193%	1882%

Non-performing assets to total assets	0.08%	0.05%
Allowance for loan losses to non-performing assets	1193%	1882%

     At June 30, 2006, non-performing assets were $1.8 million or 0.08% of total assets, compared to $1.8 million, or 0.09%, one year earlier.

     Allowance for Loan Losses Please see the Company’s 2005 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Loss Allowance and Provision” for a discussion of Bancorp’s methodologies underlying the calculation of the Company’s allowance for loan losses.

     At June 30, 2006, the Company’s allowance for loan losses was $21.9 million, consisting of a $19.7 million formula allowance, a $.4 million specific allowance, and a $1.8 million unallocated allowance. At December 31, 2005, our allowance for loan losses was $20.5 million, consisting of an $18.3 million formula allowance, a $.9 million specific allowance, and a $1.3 million unallocated allowance. The changes in the allocation of the allowance for loan losses in the first six months of 2006 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of our loans, as well as charge-offs and recovery activities. In addition, net overdraft losses are included in the calculation of the allowance for loan losses per the guidance provided by regulatory authorities early in 2005, “Joint Guidance on Overdraft Protection Programs.”

     At June 30, 2006, Bancorp’s allowance for loan loss was 1.21% of total loans, and 1193% of total nonperforming loans, compared with an allowance for loan losses at December 31, 2005, of 1.32% of total loans, and 1882% of total nonperforming loans, respectively.

     Changes in the allowance for loan losses are as follows for the year to date June 30, 2006, and full year ended December 31, 2005, respectively:

	Six months ended	Year ended
(Dollars in thousands)	June 30, 2006	December 31, 2005

Loans outstanding at end of period	$1,801,794	$1,554,454
Average loans outstanding during the period	$1,630,650	$1,479,933
Allowance for loan losses, beginning of period	$20,469	$18,971
Allowance for loan losses, from acquisition	$887
Loans charged off:
Commercial	(392)	(634)
Real Estate	-	(33)
Installment and consumer	(39)	(507)
Overdraft	(386)	(450)
Total loans charged off	(817)	(1,624)
Recoveries:
Commercial	267	478
Real Estate	20	108
Installment and consumer	42	279
Overdraft	107	82
Total recoveries	436	947

Net loans charged off	(381)	(677)

Provision for loan losses	908	2,175
Allowance for loan losses, end of period	$21,883	$20,469

Ratio of net loans charged off to average loans
outstanding year to date (1)	0.05%	0.05%

Ratio of allowance for loan losses to loans
outstanding at end of period	1.21%	1.32%

(1) The ratio for the six months ended June 30, 2006, has been annualized.

     During the first six months of 2006, net loan charge offs were $.4 million, compared to $.1 million in net recoveries for the same period in 2005. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.05% for the six months ended June 30, 2006, equal to that of full year 2005, and compared to 0.01% of recoveries in the six months ended June 30, 2005. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan loss.

     Deposits and Borrowings The following table summarizes the quarterly average amount of, and the average interest rate paid on, each of the deposit and borrowing categories for the periods shown.

	Second Quarter 2006		Second Quarter 2005
	Quarterly Average		Quarterly Average
(Dollars in thousands)	Balance	Rate Paid	Balance	Rate Paid

Demand	$446,421	-	$405,760	-
Savings, money market
and interest bearing demand	852,024	2.20%	766,658	1.12%
Certificates of deposit	402,239	3.74%	366,109	2.69%
Short-term borrowings	95,429	5.14%	31,121	3.11%
Long-term borrowings (1)	112,559	5.00%	113,918	5.13%
Total deposits and borrowings	$1,908,672	3.03%	$1,683,566	1.98%

     (1)     Long-term borrowings include junior subordinated debentures.

     Quarterly average core deposits, consisting of demand, savings, money market, and interest bearing demand deposits, increased 11%, or $126 million, in the second quarter of 2006 compared to the same period in 2005. Our deposits increase was mainly due to the combination of more marketing efforts toward low cost deposit categories, continued new product introductions, including iDeposit, and consistent sales practices by the branches and commercial teams resulting in both consumer and business deposit growth.

     Second quarter average time deposits increased $36 million, or 10%, in 2006 compared to 2005, as higher market interest rates increased demand for time deposits. The Company believes interest bearing deposits such as money market and time deposits can be generated with competitive interest rate pricing of such deposits.

     Long-term borrowing rates have declined as a result of refinancings of higher rate borrowings over the last 12 months as well as new borrowings replacing maturing borrowings at lower rates.

     The current balance of junior subordinated debentures of $41 million, includes $15 million of additional junior subordinated debentures issued by Bancorp on April 17, 2006.

Capital Resources

     The Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of June 30, 2006, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     The following table summarizes the consolidated risk based capital ratios of Bancorp and the Bank at June 30, 2006, and December 31, 2005.

	June 30, 2006				December 31, 2005

			Amount	Percent			Amount	Percent
			Required For	required for			Required For	required for
			Minimum	Minimum			Minimum	Minimum
			Capital	Capital			Capital	Capital
(Dollars in thousands)	Actual		Adequacy	Adequacy	Actual		Adequacy	Adequacy
	Amount	Ratio	Amount		Amount	Ratio	Amount
Tier 1 Capital
West Coast Bancorp	$212,895	10.16%	$83,829	4%	$183,935	9.97%	$73,826	4%
West Coast Bank	198,445	9.48%	83,721	4%	174,212	9.45%	73,752	4%

Total Capital
West Coast Bancorp	$234,779	11.20%	$167,658	8%	$204,404	11.07%	$147,652	8%
West Coast Bank	220,329	10.53%	167,442	8%	194,681	10.56%	147,504	8%

Risk weighted assets
West Coast Bancorp	$2,095,731				$1,845,649
West Coast Bank	2,093,025				1,843,799

Leverage Ratio
West Coast Bancorp	$212,895	10.23%	$62,426	3%	$183,935	9.42%	$58,579	3%
West Coast Bank	198,445	9.54%	62,400	3%	174,212	8.92%	58,560	3%

Average total assets
West Coast Bancorp	$2,080,866				$1,952,637
West Coast Bank	2,080,015				1,952,016

     Stockholders' equity was $184 million at June 30, 2006, up from $157 million at December 31, 2005. The increase was due to net income, the issuance of stock for the acquisition of Mid-Valley, restricted stock grants and stock option exercises, including tax benefits associated with those option exercises, offset in part by Bancorp’s activity in its corporate stock repurchase program, dividends to shareholders and higher unrealized losses on its investment securities. The total capital ratio at the Bank was 10.53% at June 30, 2006, 53 basis points over minimum for well capitalized status. This Bank level capital ratio exhibited the lowest capital cushion relative to Well Capitalized status amongst all ratios shown above for either West Coast Bank or its holding company.

     In July 2000, the Company announced a corporate stock repurchase program that was expanded in September 2000, September 2001, September 2002, and again in April 2004. Under this plan, the Company may buy up to 3.88 million shares of the Company’s common stock, including completed purchases. The Company anticipates using existing funds, future net income, and/or long-term borrowings to finance future repurchases. During the first six months of 2006, the Company repurchased 40,000 common shares pursuant to its corporate stock repurchase program and redeemed 28,647 shares related to its stock option and restricted stock plans. Total shares available for repurchase under this plan were 312,000 at June 30, 2006.

     The following table presents information with respect to Bancorp’s stock repurchases.

						Period end shares
(Shares and dollars in	Shares repurchased	Shares repurchased as	Total shares	Total cost of		available for repurchase
thousands, other than per share	related to stock options	part of the corporate	repurchased in the	shares	Average total	as part of the corporate
amounts)	and restricted stock	stock repurchase plan	period	repurchased	cost per share	stock repurchase plan

Year ended 2000	15	573	588	$5,454	$9.28	1,307
Year ended 2001	28	534	562	6,879	12.24	773
Year ended 2002	35	866	901	13,571	15.06	907
Year ended 2003	29	587	616	10,927	17.74	320
Year ended 2004	49	484	533	11,502	21.58	836
Year ended 2005	44	484	528	12,856	24.35	352
Period ended June. 30, 2006	29	40	69	1,842	26.70	312
Total	229	3,568	3,797	$63,031	$16.60

     Please also see discussion of stock repurchase activity during the quarter ended June 30, 2006, under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below.

Liquidity and Sources of Funds

     The Company’s primary sources of funds are customer deposits, maturities of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank (“FHLB”), and the use of Federal Funds markets. The Company specifically relies on dividends from the Bank and proceeds from the issuance of trust preferred securities to fund dividends to stockholders and stock repurchases.

     Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, and other factors.

     Deposits are the primary source of new funds. Total deposits were $1.85 billion at June 30, 2006, up from $1.65 billion at December 31, 2005. While brokered deposits may be used in the future, we have none outstanding at June 30, 2006. We attempt to attract deposits in our market areas through competitive pricing and delivery of quality products.

     At June 30, 2006, five wholly-owned subsidiary grantor trusts established by the Company had issued $41 million of trust preferred securities. On April 17, 2006, Bancorp issued, through a wholly-owned subsidiary grantor trust established by Bancorp, $15 million of trust preferred securities. The trust used the net proceeds from the offering to purchase a like amount of Junior Subordinated Debentures (the “Debentures”) of the Company. The interest rate on the trust preferred securities and Debentures will adjust on a quarterly basis at a spread over the three month London Interbank Offered Rate (“Libor”). The trust preferred securities and Debentures will mature on April 17, 2036. For a further discussion of the amount and terms of the pooled trust preferred securities, see Bancorp’s 2005 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Sources of Funds.”

     Management expects to continue relying on customer deposits, cash flow from investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, advances from the FHLB, and other borrowings to provide liquidity. Management may also consider engaging in further offerings of trust preferred securities if the opportunity presents an attractive means of raising funds in the future. Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the financial services industry, interest rates available on other investments, general economic conditions, competition, customer management of cash resources and other factors. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities, duration, or repricing intervals of assets. The sources of such funds may include, but are not limited to, Federal Funds purchased, reverse repurchase agreements and borrowings from the FHLB.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2006:

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of	Remaining at Period End that
	Total Number of	Average Price	Publicly Announced Plans	May Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	or Programs (2)	Plans or Programs
4/1/06 - 4/30/06	41,585	$ 27.60	15,000	312,021
5/1/06 - 5/31/06	42	$ 27.71	-	312,021
6/1/06 - 6/30/06	65	$ 27.12	-	312,021
Total for quarter	41,692		15,000

(1)	Shares repurchased by Bancorp during the quarter include: (a) shares repurchased pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below, and (b) shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 26,585 shares, 42 shares, and 65 shares, respectively, for the periods indicated.

(2)	Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, and by 1.0 million shares in April 2004, for a total authorized repurchase amount as of June 30, 2006, of approximately 3.9 million shares.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

Bancorp held its Annual Meeting of Shareholders on April 25, 2006. Below is a brief description of matters considered and voted on by shareholders and the number of votes cast for, against or withheld on such matters.

1	.	Electing nine directors to serve for one-year terms.

		Director	Votes for	Votes withheld
		Lloyd D. Ankeny	12,445,700	497,689
		Michael J. Bragg	12,577,069	366,320
		Duane C. McDougall	12,515,333	428,056
		Steven J. Oliva	12,577,323	366,066
		J.F. Ouderkirk	12,553,799	389,590
		Steven N. Spence	12,520,486	422,903
		Robert D. Sznewajs	12,579,900	363,489
		David J. Truitt	12,582,475	360,914
		Nancy A. Wilgenbusch	12,514,970	428,419

2.       Amendments to the Company’s 2002 Stock Incentive Plan

Votes for	Votes withheld
8,881,857	1,426,184

3.	Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2006.

Votes for	Votes withheld
12,664,162	279,226

Item 5. Other Information

None

Item 6. Exhibits

Exhibit No.	Exhibit
10.1	2002 Stock Incentive Plan, as amended February 28, 2006

10.2	Form of Restricted Stock Award Agreement under the 2002 Stock Incentive Plan

10.3	Form of Option Agreement for Incentive Stock Option under the 2002 Stock Incentive Plan

10.4	Form of Option Agreement for Nonqualified Stock Option under the 2002 Stock Incentive Plan

31.1	Certification of CEO under Rule 13(a) – 14(a) of the Exchange Act.

31.2	Certification of CFO under Rule 13(a) – 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST COAST BANCORP
(Registrant)

Dated: August 8, 2006	/s/ Robert D. Sznewajs
Robert D. Sznewajs
Chief Executive Officer and President

Dated: August 8, 2006	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer