Form 10-Q
period 2006-09-30
WEST COAST BANCORP /NEW/OR/
filed 2006-11-07
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The number of shares of Registrant’s Common Stock outstanding on October 31, 2006 was 15,546,896.

WEST COAST BANCORP
FORM 10-Q
QUARTERLY REPORT

TABLE OF CONTENTS

PART I:	FINANCIAL INFORMATION
Page

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets:
	September 30, 2006 and December 31, 2005	3

	Consolidated Statements of Income:
	Three months and nine months ended September 30, 2006 and 2005	4

	Consolidated Statements of Cash Flows:
	Nine months ended September 30, 2006 and 2005	5

	Consolidated Statements of Changes in Stockholders’ Equity:
	Nine months ended September 30, 2006 and year ended December 31, 2005	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	34

Item 4.	Controls and Procedures	34

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	35

Item 1A.	Risk Factors	35

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	35

Item 3.	Defaults Upon Senior Securities	35

Item 4.	Submission of Matters to a Vote of Security Holders	35

Item 5.	Other Information	35

Item 6.	Exhibits	36

SIGNATURES		37

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Dollars and shares in thousands)	2006	2005

ASSETS:
Cash and cash equivalents:
Cash and due from banks	$63,165	$75,737
Federal funds sold	43,656	7
Interest-bearing deposits in other banks	12,480	12,625
Total cash and cash equivalents	119,301	88,369
Trading assets	1,046	945
Investment securities available for sale, at fair value
(amortized cost: $295,642 and $294,382)	295,753	292,664
Loans held for sale	5,437	3,220
Loans	1,868,564	1,554,454
Allowance for loan losses	(22,404)	(20,469)
Loans, net	1,846,160	1,533,985
Premises and equipment, net	31,302	29,825
Goodwill	13,059	-
Core deposit intangible, net	2,123	180
Bank owned life insurance	21,504	19,734
Other assets	33,756	28,216
Total assets	$2,369,441	$1,997,138

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Demand	$508,719	$456,760
Savings and interest-bearing demand	959,209	827,909
Certificates of deposit	539,319	364,793
Total deposits	2,007,247	1,649,462
Short-term borrowings	42,133	61,350
Long-term borrowings	62,978	83,100
Junior subordinated debentures	41,000	26,000
Other liabilities	21,827	20,103
Total liabilities	2,175,185	1,840,015

Commitments and contingent liabilities (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock: no par value, none issued; 10,000 shares authorized	-	-
Common stock: no par value, 50,000 shares
authorized; 15,532 and 14,692 shares issued
and outstanding, respectively	19,415	18,364
Additional paid-in capital	70,674	53,976
Retained earnings	104,125	87,611
Deferred compensation	-	(1,773)
Accumulated other comprehensive income (loss)	42	(1,055)
Total stockholders' equity	194,256	157,123
Total liabilities and stockholders' equity	$2,369,441	$1,997,138

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended September 30,		Nine months ended September 30,
(In thousands, except per share amounts)	2006	2005	2006	2005

INTEREST INCOME:
Interest and fees on loans	$36,748	$26,264	$98,056	$73,401
Interest on taxable investment securities	2,734	1,922	7,778	5,860
Interest on nontaxable investment securities	751	674	2,143	2,031
Interest on deposits in other banks	31	42	50	50
Interest on federal funds sold	285	256	469	339
Total interest income	40,549	29,158	108,496	81,681

INTEREST EXPENSE:
Savings and interest-bearing demand deposits	6,190	2,775	14,662	6,549
Certificates of deposit	5,670	2,799	12,779	7,382
Short-term borrowings	896	13	2,912	482
Long-term borrowings	756	816	2,210	2,656
Junior subordinated debt	742	483	1,901	1,438
Total interest expense	14,254	6,886	34,464	18,507
NET INTEREST INCOME	26,295	22,272	74,032	63,174
Provision for loan loss	625	400	1,533	1,225
Net interest income after provision for loan loss	25,670	21,872	72,499	61,949

NONINTEREST INCOME:
Service charges on deposit accounts	2,897	2,316	8,262	6,227
Payment systems related revenue	2,116	1,282	5,000	3,548
Trust and investment services revenue	1,322	1,359	3,997	3,727
Gain on sales of loans	748	741	2,141	2,417
Other	591	764	1,875	2,642
Loss on impairment of securities	-	-	-	(1,316)
Losses on sales of securities	(206)	(343)	(686)	(716)
Total noninterest income	7,468	6,119	20,589	16,529

NONINTEREST EXPENSE:
Salaries and employee benefits	12,209	10,703	35,223	30,359
Equipment	1,412	1,226	4,022	3,520
Occupancy	1,855	1,530	5,127	4,600
Payment systems related expense	666	428	1,754	1,224
Professional fees	680	523	1,837	2,183
Postage, printing and office supplies	996	713	2,639	2,048
Marketing	1,103	998	3,708	2,628
Communications	372	300	982	900
Other noninterest expense	1,845	2,013	4,994	5,610
Total noninterest expense	21,138	18,434	60,286	53,072

INCOME BEFORE INCOME TAXES	12,000	9,557	32,802	25,406
PROVISION FOR INCOME TAXES	4,131	2,844	11,241	8,027
NET INCOME	$7,869	$6,713	$21,561	$17,379

Basic earnings per share	$0.51	$0.46	$1.45	$1.18
Diluted earnings per share	$0.49	$0.44	$1.38	$1.13

Weighted average common shares	15,386	14,660	14,904	14,675
Weighted average diluted shares	16,053	15,370	15,587	15,355

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Nine months ended September 30,
(Dollars in thousands)	2006	2005

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,561	$17,379
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,663	3,006
Amortization of tax credits	637	357
Deferred income tax benefit	(528)	(803)
Amortization of intangibles	285	256
Provision for loan loss	1,533	1,225
Federal Home Loan Bank dividend	-	(39)
Increase in interest receivable	(2,975)	(1,508)
Increase in other assets	(583)	(3,752)
Loss on impairment of securities	-	1,316
Losses on sales of securities	686	716
Realized net (gain) loss on derivatives	(34)	34
Gains on sale of loans	(2,141)	(2,417)
Origination of loans held for sale	(63,929)	(72,346)
Proceeds from sales of loans held for sale	63,853	72,857
Increase in interest payable	402	60
Increase (decrease) in other liabilities	(3,812)	1,824
Increase in cash surrender value of bank owned life insurance	(604)	(625)
Stock based compensation expense	1,252	720
Tax benefit associated with stock options	483	1,108
Increase in trading assets	(101)	(51)
Net cash provided by operating activities	18,648	19,317

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	29,430	19,866
Proceeds from sales of available for sale securities	33,163	49,253
Purchase of available for sale securities	(46,485)	(80,711)
Acquisition, net of cash received	6,915	-
Purchases of tax credits	(454)	(231)
Loans made to customers greater than principal collected on loans	(241,759)	(89,214)
Net capital expenditures	(3,088)	(2,576)
Net cash used in investing activities	(222,278)	(103,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest
bearing transaction accounts	140,801	150,725
Net increase in certificates of deposit	131,437	20,688
Proceeds from the issuance of junior subordinated debt	15,000	-
Proceeds from long-term borrowings	105,400	20,000
Repayment of long-term borrowings	(127,087)	(20,000)
Net decrease in short-term borrowings	(27,256)	(38,982)
Repurchase of common stock	(2,161)	(9,163)
Net proceeds from issuance of common stock	2,580	3,007
Excess tax benefit from stock based compensation	895	-
Dividends paid and cash paid for fractional shares	(5,047)	(4,293)
Net cash provided by financing activities	234,562	121,982

NET INCREASE IN CASH AND CASH EQUIVALENTS	30,932	37,686
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	88,369	40,854
CASH AND CASH EQUIVALENTS AT END OF YEAR	$119,301	$78,540

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Deferred	Comprehensive
(Shares and Dollars in thousands)	Shares	Amount	Capital	Earnings	Compensation	Income (loss)	Total
BALANCE, January 1, 2005	14,872	$18,590	$60,730	$69,612	$(1,486)	$408	$147,854

Comprehensive income:
Net income	-	-	-	23,840	-	-	$23,840
Other comprehensive loss net of tax:
Net unrealized investment/derivative losses	-	-	-	-	-	(1,463)	(1,463)
Total comprehensive income							$22,377
Cash dividends, $.40 per common share	-	-	-	(5,841)	-	-	(5,841)

Issuance of common stock-stock options	286	357	2,988	-	-	-	3,345
Redemption of common stock-options and restricted stock	(42)	(53)	(955)		31	-	(977)
Activity in Deferred Compensation Plan	(2)	(3)	(60)	-	-	-	(63)
Issuance of common stock-restricted stock	62	78	1,228	-	(1,306)	-	-
Amortization of deferred compensation
restricted stock	-	-	-	-	988	-	988
Common stock repurchased and retired	(484)	(605)	(11,210)	-	-	-	(11,815)
Tax benefit associated with stock options and restricted stock	-	-	1,255	-	-	-	1,255
BALANCE, December 31, 2005	14,692	18,364	53,976	87,611	(1,773)	(1,055)	157,123

Comprehensive income:
Net income	-	-	-	21,561	-	-	$21,561
Other comprehensive gain net of tax:
Net unrealized investment/derivative gains	-	-	-	-	-	1,097	1,097
Total comprehensive income							$22,658
Cash dividends, $.33 per common share	-	-	-	(5,047)	-	-	(5,047)

Issuance of common stock-stock options	287	359	3,208	-	-	-	3,567
Redemption of common stock-options and restricted stock	(30)	(39)	(801)	-	-	-	(840)
Activity in Deferred Compensation Plan	(5)	(5)	(141)	-	-	-	(146)
Issuance of common stock-restricted stock	56	71	(71)	-	-	-	-
Transition adjustment for the adoption of SFAS 123(R)	-	-	(1,773)	-	1,773	-	-
Issuance of common stock- acquisition related	608	760	15,712	-	-	-	16,472
Common stock repurchased and retired	(76)	(95)	(2,066)	-	-	-	(2,161)
Stock based compensation expense			1,252				1,252
Tax benefit associated with stock options and restricted stock			1,378	-	-	-	1,378
BALANCE, September 30, 2006	15,532	$19,415	$70,674	$104,125	$-	$42	$194,256

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations for the three and nine months ended September 30, 2006, and cash flows for the nine months ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006, or other future periods.

     Supplemental cash flow information. The following table presents supplemental cash flow information for the nine months ended September 30, 2006, and 2005.

(Dollars in thousands)	Nine months ended
	September 30,
Cash paid in the period for:	2006	2005
Interest	$34,062	$18,447
Income taxes	$11,384	$10,312
Noncash investing and financing activities:
Change in unrealized (loss) gain on available for sale securities
and derivatives, net of tax	$1,097	$(546)
Dividends declared and accrued in other liabilities	$1,869	$1,557
Stock issued for acquisition	$16,472	$-

1. BASIS OF PRESENTATION (continued)

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

     In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Management is currently evaluating the impact of this interpretation on the Company.

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

     The transaction was accounted for under the purchase method of accounting, with Mid-Valley’s assets and liabilities being recorded at their fair values. Mid-Valley’s allowance for loan losses was recorded at carrying value and contained no specific reserves. The purchase price in excess of the net fair value of the assets and liabilities acquired was recorded as goodwill. The amount of goodwill recorded was $13.1 million. The goodwill will not be tax deductible for federal income tax purposes because the transaction is treated as a tax free reorganization for income tax purposes.

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

     The Company is amortizing the resulting core deposit intangibles using the sum of the years digits method over seven years. Goodwill will be reviewed for impairment at least annually. In periods subsequent to the acquisition date, certain assets and liabilities may be adjusted as part of the allocation of the purchase price as revised estimates are finalized.

2. ACQUISITION (continued)

     The following table presents the forecasted core deposit intangible asset amortization expense for 2006 through 2010 and includes deposit intangibles acquired prior to the Mid-Valley acquisition.

(In thousands)	Full year
forecasted
Year	amortization
2006	$437
2007	541
2008	438
2009	358
2010	279

     The following unaudited adjusted pro forma financial information for the three and nine months ended September 30, 2006, and 2005 assumes that the Mid-Valley acquisition occurred as of January 1, 2005. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the Mid-Valley acquisition been consummated on the date indicated.

	Three months ended Sept. 30,		Nine month ended Sept. 30,
(In thousands, except per share amounts)	2006	2005	2006	2005
Net interest income	$26,295	$23,354	$76,262	$66,161
Provision for loan loss	625	467	1,533	1,344
Noninterest income	7,468	6,171	20,710	16,684
Noninterest expense	21,138	19,444	63,197	56,395
Income before income taxes	12,000	9,614	32,242	25,106
Provision for income taxes	4,131	2,852	11,103	7,889
Net income	$7,869	$6,762	$21,139	$17,217

Basic earnings per share	$0.51	$0.44	$1.38	$1.13
Diluted earnings per share	$0.49	$0.42	$1.32	$1.08

Weighted average common shares	15,386	15,261	15,285	15,276
Weighted average dilutive shares	16,053	15,971	15,968	15,956

3. STOCK PLANS AND STOCK BASED COMPENSATION

     At September 30, 2006, Bancorp had multiple stock option plans. Bancorp’s stock option plans include the 2002 Stock Incentive Plan (“2002 Plan”), the 1999 Stock Option Plan (“1999 Plan”), the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (“1991 Plan”), and the 1995 Directors Stock Option Plan (“1995 Plan”). No additional grants may be made under plans other than the 2002 Plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options and restricted stock awards for up to 1.9 million shares, of which .52 million shares remain available for issue, of which .25 million may be allocated to restricted stock awards.

3. STOCK PLANS AND STOCK BASED COMPENSATION (continued)

     All stock options have an exercise price that is equal to the closing fair market value of Bancorp’s stock on the date the options were granted. Options granted under the 2002 Plan generally vest over a three or four year vesting period; however, certain grants have been made that vested immediately. Stock options granted have a 10 year maximum term. Options previously issued under the 1999 or prior plans are fully vested.

     The following table presents information on stock options outstanding for the periods shown.

	Nine months ended		Year ended
	September 30, 2006		December 31, 2005
		Weighted Avg. Ex.		Weighted Avg. Ex.
	Common Shares	Price	Common Shares	Price
Balance, beginning of period	1,693,135	$14.80	1,777,854	$13.61
Granted	155,950	27.58	217,475	20.76
Exercised	(287,721)	12.40	(285,944)	11.70
Forfeited	(10,145)	20.72	(16,250)	19.06
Balance, end of period	1,551,219	$16.49	1,693,135	$14.80

The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Nine months ended		Year ended
(Dollars in thousands, except share and per share data)	September 30, 2006		December 31, 2005

Intrinsic value of options exercised in the period		$4,697		$3,904

Stock options fully vested and expected to vest:
Number	1,531,958		1,689,973
Weighted avg. exercise price		$16.39		$14.79
Aggregate intrinsic value		$21,683		$19,703
Weighted avg. contractual term of options		5.8 years		5.9 years

Stock options vested and currently exercisable
Number	1,226,155		1,392,283
Weighted avg. exercise price		$14.51		$13.68
Aggregate intrinsic value		$19,652		$17,775
Weighted avg. contractual term of options		5.1 years		5.4 years

     The following table presents information on restricted stock outstanding for the periods shown.

	Nine months ended		Year ended
(Dollars in thousands, except share and per share data)	September 30, 2006		December 31, 2005

	Restricted	Average Market	Restricted	Average Market
	Shares	Price at Grant	Shares	Price at Grant
Balance, beginning of period	123,027	$20.24	107,271	$18.68
Awarded	56,525	27.05	62,050	21.05
Released	(54,500)	18.99	(44,704)	17.65
Forfeited	(1,069)	21.93	(1,590)	19.30
Balance, end of period	123,983	$23.88	123,027	$20.24

Fair value of shares vesting in the period		$1,541		$994
Unrecognized compensation cost of nonvested shares		$2,519		1,776
Weighted average recognition period		1.6 years		1.3 years

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

	Black-Scholes assumptions
	Nine months ended	Year ended
	9/30/2006	12/31/2005
Risk Free interest rates	4.35%-5.13%	3.82%-4.46%
Expected dividend	1.48%-1.65%	1.52%-1.75%
Expected lives, in years	4	4
Expected volatility	23%	24%
Fair value of options granted in period	$6.13	$4.35

     It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock, rather than issue treasury shares. Bancorp expenses stock options on a straight line basis over the options’ related vesting term. For the quarter ended September 30, 2006, Bancorp recognized pre-tax compensation expense related to stock options and restricted stock of $.12 million and $.27 million, respectively. For the nine months ended September 30, 2006, Bancorp recognized pre-tax compensation expense related to stock options and restricted stock of $.47 million and $.78 million, respectively. The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS 123R had been applied to all outstanding and unvested awards prior to the adoption SFAS 123R.

(Dollars in thousands, except per share data)
	Three months ended	Nine months ended
	September 30, 2005	September 30, 2005
Net income, as reported	$6,713	$17,379
Add: Restricted stock compensation expense included
in reported net income, net of related tax effects	164	439
Deduct: Stock-based compensation expense
including both restricted stock and stock options,
determined under fair value based method,
net of related tax effects	(252)	(1,049)
Pro forma net income	$6,625	$16,769

Earnings per share:
Basic-as reported	$0.46	$1.18
Basic-proforma	$0.45	$1.14

Diluted-as reported	$0.44	$1.13
Diluted-proforma	$0.43	$1.09

4. INVESTMENT SECURITIES AVAILABLE FOR SALE

     The composition of Bancorp’s investment portfolio is as follows:

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Investments available for sale (At fair value)
U.S. Government agency securities	$99,366	$89,517
Corporate securities	26,701	22,685
Mortgage-backed securities	78,752	94,831
Obligations of state and political subdivisions	74,925	70,493
Equity and other securities	16,009	15,138
Total Investment securities available for sale	$295,753	$292,664

     The fair value of Bancorp’s investment portfolio was $295.8 million at September 30, 2006, while the carrying, or book, value was $295.7 million.

     The following table provides information on investment securities with 12 month or greater continuous unrealized losses as of September 30, 2006:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for more	unrealized loss for more	Unrealized
	than 12 months	than 12 months	Gross Losses
U.S. Government agency securities	$34,756	$34,419	$(337)
Mortgage-backed securities	48,864	47,822	(1,042)
Obligations of state and political subdivisions	8,140	7,966	(174)
Equity and other securities	4,588	4,551	(37)
Total	$96,348	$94,758	$(1,590)

     At September 30, 2006, the Company had 61 investment securities with a book value of $96.3 million and an unrealized loss of $1.6 million that have been in a continuous unrealized loss position for more than 12 months. The Company has the ability and intent to hold these securities until the value recovers. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary. In addition to accounting and regulatory guidance, in determining whether a security is other-than-temporarily impaired, the Company regularly considers the duration and amount of the unrealized loss, the financial condition of the issuer, and the prospects for a change in market value within a reasonable period of time.

4. INVESTMENT SECURITIES AVAILABLE FOR SALE (continued)

     The following table provides information on investment securities which have an unrealized loss and have been in an unrealized loss position for less than 12 months as of September 30, 2006:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for less	unrealized loss for less	Unrealized
	than 12 months	than 12 months	Gross Losses
U.S. Government agency securities	$17,475	$17,416	$(59)
Mortgage-backed securities	17,999	17,835	(164)
Obligations of state and political subdivisions	5,151	5,137	(14)
Equity and other securities	4,053	3,966	(87)
Total	$44,678	$44,354	$(324)

     There were a total of 30 securities in the investment portfolio with a book value of $44.7 million and a total unrealized loss of $0.3 million at September 30, 2006, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on our investment securities portfolio was substantially due to an increase in interest rates subsequent to their purchase. The fair value of these securities fluctuates as market interest rates change.

     At March 31, 2005, the Company recorded an other-than-temporary impairment charge of approximately $1.3 million pretax, or $803,000 after tax, or $.05 per diluted share after tax, related to declines in the value of Freddie Mac preferred stock which remain held in the Company's available for sale investment portfolio.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

     The composition and carrying value of Bancorp’s loan portfolio, excluding loans held for sale, is as follows:

(Dollars in thousands)	September 30, 2006	December 31, 2005

Commercial	$452,035	$364,604
Real estate construction	308,886	210,828
Real estate mortgage	274,812	242,015
Real estate commercial	805,458	709,176
Installment and other consumer	27,373	27,831
Total loans	1,868,564	1,554,454
Allowance for loan losses	(22,404)	(20,469)
Total loans, net	$1,846,160	$1,533,985

     The following table presents activity in the allowance for loan losses for the three and nine months ended September 30, 2006, and 2005:

	Three months ended
(Dollars in thousands)	September 30, 2006	September 30, 2005

Balance at beginning of period	$21,883	$19,897
Provision for loan losses	625	400
Loans charged off	(330)	(823)
Recoveries	226	254
Balance at end of period	$22,404	$19,728

	Nine months ended
(Dollars in thousands)	September 30, 2006	September 30, 2005

Balance at beginning of period	$20,469	$18,971
Provision for loan losses	1,533	1,225
Loans charged off	(1,147)	(1,212)
Recoveries	662	744
Allowance for loan losses, from acquisition	887	-
Balance at end of period	$22,404	$19,728

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

     The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations:

			Per Share
(Dollars and shares in thousands, except per share data)	Net Income	Weighted Average Shares	Amount
	Three months ended September 30, 2006
Basic earnings	$7,869	15,386	$0.51
Common stock equivalents from:
Stock options		638
Restricted stock		29
Diluted earnings	$7,869	16,053	$0.49

	Three months ended September 30, 2005
Basic earnings	$6,713	14,660	$0.46
Common stock equivalents from:
Stock options		678
Restricted stock		32
Diluted earnings	$6,713	15,370	$0.44

	Nine months ended September 30, 2006
Basic earnings	$21,561	14,904	$1.45
Common stock equivalents from:
Stock options		641
Restricted stock		42
Diluted earnings	$21,561	15,587	$1.38

	Nine months ended September 30, 2005
Basic earnings	$17,379	14,675	$1.18
Common stock equivalents from:
Stock options		639
Restricted stock		41
Diluted earnings	$17,379	15,355	$1.13

7. COMMITMENTS AND CONTINGENT LIABILITIES

     Included in "other liabilities" is a reserve in the amount of $1.1 million for management’s estimate of loss exposure with respect to a legal matter, of which $.1 million was incurred in the third quarter. Should Bancorp ultimately be determined to be liable in this matter, Bancorp believes it could potentially face additional liability up to $2.3 million and that the risk its liability will exceed such amount is remote.

     Bancorp is periodically a party to litigation arising in the ordinary course of business. Based on information currently known to management, although there are uncertainties inherent in litigation, except as described in the preceding paragraph, we do not believe there is any legal action to which Bancorp or any of its subsidiaries is a party that, individually or in the aggregate, will have a materially adverse effect on Bancorp’s financial condition and results of operations.

8. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2006	2005	2006	2005

Net income as reported	$7,869	$6,713	$21,561	$17,379

Unrealized gains (losses) on securities arising during the period	4,704	(2,037)	1,142	(3,201)
Tax (provision) benefit	(1,848)	800	(449)	1,252
Net unrealized gains (losses) on securities	2,856	(1,237)	693	(1,949)

Plus: Reclassification adjustment for losses on sales of securities	206	343	686	716
Tax benefit	(81)	(134)	(269)	(279)
Net losses on sales of securities	125	209	417	437

Plus: Reclassification adjustment for loss on impairment of security	-	-	-	1,316
Tax benefit	-	-	-	(513)
Net loss on impairment of security	-	-	-	803

Unrealized gains (losses) on derivatives- cash flow hedges	15	106	(29)	269
Tax (provision) benefit	(6)	(42)	16	(106)
Net unrealized gains (losses) on derivatives- cash flow hedges	9	64	(13)	163

Total comprehensive income	$10,859	$5,749	$22,658	$16,833

9. SEGMENT AND RELATED INFORMATION

     Bancorp accounts for intercompany fees and services at an estimated fair value according to regulatory requirements for the service provided. Intercompany items relate primarily to the provision of accounting, human resources, data processing and marketing services.

     Summarized financial information concerning Bancorp’s reportable segments and the reconciliation to Bancorp’s consolidated results are shown in the following table. The “Other” column includes Bancorp’s trust operations and corporate-related items, including interest expense related to trust preferred securities. Investment in subsidiaries is netted out of the presentations below. The “Intersegment” column identifies the intersegment activities of revenues, expenses and other assets between the “Banking” and “Other” segments.

(Dollars in thousands)	Three months ended September 30, 2006
	Banking	Other	Intersegment	Consolidated
Interest income	$40,527	$22	$-	$40,549
Interest expense	13,512	742	-	14,254
Net interest income (expense)	27,015	(720)	-	26,295
Provision for loan losses	625	-	-	625
Noninterest income	6,973	714	(219)	7,468
Noninterest expense	20,481	876	(219)	21,138
Income (loss) before income taxes	12,882	(882)	-	12,000
Provision (benefit) for income taxes	4,474	(343)	-	4,131
Net income (loss)	$8,408	$(539)	$-	$7,869

Depreciation and amortization	$3,296	$4	$-	$3,300
Assets	$2,364,497	$11,465	$(6,521)	$2,369,441
Loans, net	$1,846,165	$-	$(5)	$1,846,160
Deposits	$2,013,100	$-	$(5,853)	$2,007,247
Equity	$222,261	$(28,005)	$-	$194,256

(Dollars in thousands)	Three months ended September 30, 2005
	Banking	Other	Intersegment	Consolidated
Interest income	$29,138	$20	$-	$29,158
Interest expense	6,444	442	-	6,886
Net interest income (expense)	22,694	(422)	-	22,272
Provision for loan losses	400	-	-	400
Noninterest income	5,654	692	(227)	6,119
Noninterest expense	17,909	752	(227)	18,434
Income (loss) before income taxes	10,039	(482)	-	9,557
Provision (benefit) for income taxes	3,033	(189)	-	2,844
Net income (loss)	$7,006	$(293)	$-	$6,713

Depreciation and amortization	$3,361	$2	$-	$3,363
Assets	$1,929,594	$9,940	$(6,089)	$1,933,445
Loans, net	$1,497,012	$-	$-	$1,497,012
Deposits	$1,649,711	$-	$(5,589)	$1,644,122
Equity	$171,488	$(16,531)	$-	$154,957

9. SEGMENT AND RELATED INFORMATION (continued)

(Dollars in thousands)	Nine months ended September 30, 2006
	Banking	Other	Intersegment	Consolidated
Interest income	$108,428	$68	$-	$108,496
Interest expense	32,562	1,902	-	34,464
Net interest income (expense)	75,866	(1,834)	-	74,032
Provision for loan losses	1,533	-	-	1,533
Noninterest income	18,812	2,435	(658)	20,589
Noninterest expense	58,394	2,550	(658)	60,286
Income (loss) before income taxes	34,751	(1,949)	-	32,802
Provision (benefit) for income taxes	12,001	(760)	-	11,241
Net income (loss)	$22,750	$(1,189)	$-	$21,561

Depreciation and amortization	$3,012	$9	$-	$3,021
Assets	$2,364,497	$11,465	$(6,521)	$2,369,441
Loans, net	$1,846,165	$-	$(5)	$1,846,160
Deposits	$2,013,100	$-	$(5,853)	$2,007,247
Equity	$222,261	$(28,005)	$-	$194,256

(Dollars in thousands)	Nine months ended September 30, 2005
	Banking	Other	Intersegment	Consolidated
Interest income	$81,623	$58	$-	$81,681
Interest expense	17,231	1,276	-	18,507
Net interest income (expense)	64,392	(1,218)	-	63,174
Provision for loan losses	1,225	-	-	1,225
Noninterest income	15,066	2,036	(573)	16,529
Noninterest expense	51,533	2,112	(573)	53,072
Income (loss) before income taxes	26,700	(1,294)	-	25,406
Provision (benefit) for income taxes	8,532	(505)	-	8,027
Net income (loss)	$18,168	$(789)	$-	$17,379

Depreciation and amortization	$2,651	$6	$-	$2,657
Assets	$1,929,594	$9,940	$(6,089)	$1,933,445
Loans, net	$1,497,012	$-	$-	$1,497,012
Deposits	$1,649,711	$-	$(5,589)	$1,644,122
Equity	$171,488	$(16,531)	$-	$154,957

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the audited consolidated financial statements and related notes to those statements of West Coast Bancorp (“Bancorp” or the “Company”) that appear under the heading “Financial Statements and Supplementary Data” in Bancorp's 2005 Annual Report on Form 10-K (“2005 10-K”).

Forward Looking Statement Disclosure

     Statements in this Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Actual results of the Company could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projects,” “potential,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance. Factors that could cause results to differ from results expressed or implied by forward-looking statements include, among others, risks discussed in the text of the 2005 10-K as well as the following specific items:

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

  Increasing or decreasing interest rate environments, including the shape, change in and level of the yield curve, that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans, and changes in the value of Bancorp’s investment securities;

  Changing business or regulatory conditions, or new legislation, affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, or revisions to our strategic focus;

  Our acquisition of Mid-Valley Bank (“Mid-Valley”), which may result in loan losses that are greater, or financial benefits that are less, than we currently anticipate, or the assumption of unanticipated liabilities; and

  Changes or failures in technology or third party vendor relationships in important revenue production or service areas or increases in required investments in technology that could reduce our revenues, increase our costs or lead to disruptions in our business.

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

Critical Accounting Policies

     Critical accounting policies and estimates relating to our allowance for loan loss are discussed in our 2005 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.” That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in our critical accounting policies and estimates relating to our allowance for loan loss as compared to that contained in our disclosure in our 2005 10-K.

Business Developments

     Bancorp completed its acquisition of Mid-Valley on June 23, 2006. The Mid-Valley acquisition expanded our operations along Interstate 5 in the Willamette Valley with the addition of four full-service branches in Woodburn (2), Wilsonville, and Mount Angel. Prior to the acquisition, West Coast Bank (the “Bank”) operated a branch in Woodburn in close proximity to the East Woodburn branch of Mid-Valley. Upon the close of the transaction, the Bank consolidated its Woodburn branch into the East Woodburn branch location of Mid-Valley.

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

     On July 21, 2006, the Bank relocated its Bend, Oregon branch to a new facility. On July 31, 2006, the Bank opened a new branch in the South Puget Sound region in the Hawks Prairie area north of Lacey, Washington. In addition, the Bank has hired a team of commercial lenders to lead the Company’s entry into the Kent, Washington market. The Company announced plans to open three new Oregon branches in 2007- on the east side of Bend, in inner east Portland, and in Happy Valley.

Income Statement Overview

Three and nine months ended September 30, 2006, and 2005

     Net Income Bancorp’s net income was $7.9 million, or $.49 per diluted share, for the three months ended September 30, 2006, compared to $6.7 million, or $.44 per diluted share, for the three months ended September 30, 2005. Our return on average equity for the quarters ended September 30, 2006, and 2005 was 16.6% and 17.4%, respectively.

     Net income for the nine months ended September 30, 2006, was $21.6 million or $1.38 per diluted share compared to $17.4 million or $1.13 per diluted share for the same period last year.

     In addition to accounting principles generally accepted in the United States of America (“GAAP”) net income for the three and nine months ended September 30, 2006, and 2005, respectively, management is reporting a core earnings comparison as shown below. Core earnings, core earnings per diluted share, and core return on average equity are financial measures that are not calculated under GAAP derived by adjusting the Company’s GAAP net income for the first nine months of 2005 to exclude i) the beneficial impact of a state corporate income tax credit in third quarter 2005 of approximately $.3 million or $.02 per diluted share and ii) the negative impact of a first quarter 2005 securities impairment charge of approximately $.8 million or $.05 per diluted share. There are no non-core items in the nine months ended September 30, 2006. Management uses this non-GAAP information internally and has disclosed it to investors based on its belief that the disclosure provides additional, valuable information relating to financial results derived from its operations as compared to prior periods.

     Bancorp’s core earnings were $21.6 million or $1.38 per diluted share for the nine months ended September 30, 2006, compared to 2005 core earnings of $17.9 million or $1.17 per diluted share for the same period. This represents an 18% increase in core earnings per diluted share, as compared to a 22% increase in GAAP net income per diluted share for the nine months ended September 30, 2006.

     The following table reconciles net income to core earnings, including per-share and return on equity figures:

(Dollars in thousands, except per share data)	Three months ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Net income	$7,869	$6,713	$21,561	$17,379
Add: Impairment charge on securities,
net of tax	-	-	-	803
Subtract: Impact of State corporate income tax credit	-	(274)	-	(274)
Core earnings	$7,869	$6,439	$21,561	$17,908

Diluted Earnings per Share
Net income	$0.49	$0.44	$1.38	$1.13
Core earnings	$0.49	$0.42	$1.38	$1.17

     Net Interest Income For the quarter ended September 30, 2006, net interest income on a tax equivalent basis was $26.7 million, compared with $22.6 million in the third quarter of 2005. Net interest income, on a tax equivalent basis for the nine months ended September 30, 2006, increased $10.9 million to $75.2 million from $64.3 for the same period in 2005.

     The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net interest margin on average interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended		Increase	Percentage
(Dollars in thousands)	September 30,		(Decrease)	Change
	2006	2005	2006-2005	2006-2005
Interest and fee income (1)	$40,953	$29,520	$11,433	38.7%
Interest expense	14,254	6,886	7,368	107.0%
Net interest income (1)	$26,699	$22,634	$4,065	18.0%

Average interest earning assets	$2,167,250	$1,777,423	$389,827	21.9%
Average interest bearing liabilities	$1,612,796	$1,276,349	$336,447	26.4%
Average interest earning assets/
Average interest bearing liabilities	134.38%	139.26%	(4.88)

Average yields earned (1)	7.50%	6.59%	0.91
Average rates paid	3.51%	2.14%	1.37
Net interest spread (1)	3.99%	4.45%	(0.46)
Net interest margin (1)	4.89%	5.05%	(0.16)

	Nine months ended		Increase	Percentage
(Dollars in thousands)	September 30,		(Decrease)	Change
	2006	2005	2006-2005	2006-2005
Interest and fee income (1)	$109,651	$82,774	$26,877	32.5%
Interest expense	34,464	18,507	15,957	86.2%
Net interest income (1)	$75,187	$64,267	$10,920	17.0%

Average interest earning assets	$2,009,767	$1,738,352	$271,415	15.6%
Average interest bearing liabilities	$1,488,273	$1,268,649	$219,624	17.3%
Average interest earning assets/
Average interest bearing liabilities	135.04%	137.02%	(1.98)

Average yields earned (1)	7.29%	6.37%	0.92
Average rates paid	3.10%	1.95%	1.15
Net interest spread (1)	4.19%	4.42%	(0.23)
Net interest margin (1)	5.00%	4.94%	0.06

(1) Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.
Ratios for the three and nine months ended September 30, 2006 and 2005 have been annualized where appropriate.

     Analysis of Net Interest Income Net interest income, including a $.40 million adjustment to a tax equivalent basis for the three months ended September 30, 2006, increased 18% to $26.7 million from $22.6 million, including a $.36 million adjustment to a tax equivalent basis for the same period in 2005. Growth in average loan balances of 23% and deposit balances of 20% from third quarter of 2005, higher amortized loan fees, and an increased value of demand deposits due to rising short-term market interest rates, contributed to the higher net interest income. The net interest margin for the third quarter of 2006 decreased to 4.89% from 5.05% in the third quarter of 2005, mainly due to higher rates paid on interest bearing liabilities that were only partially offset by the higher yield on earning assets and higher value of non-interest bearing demand deposits in the most recent quarter. Average yields on earning assets increased 91 basis points to 7.50% in the third quarter of 2006 from 6.59% in the third quarter of 2005. Average interest earning assets increased $390 million, or 22%, to $2.17 billion in the third quarter of 2006 from $1.78 billion for the same period in 2005. Third quarter 2006 average rates paid on interest bearing liabilities increased 137 basis points to 3.51%, from 2.14% for the same period in 2005, while average interest bearing liabilities increased $336.4 million or 26% to $1.61 billion. Affected by the flat yield curve during the third quarter of 2006, the net interest spread declined to 3.99% in the third quarter of 2006 from 4.45% in the third quarter of 2005.

     Changing interest rate environments, including the shape, change in, and level of the yield curve and competitive pricing pressure, could lead to higher deposit costs, lower loan yields, net interest margin and spread, as well as lower loan fees and net interest income.

     Provision for Loan Loss Bancorp recorded provisions for loan loss for the third quarters of 2006 and 2005 of $.6 million and $.4 million, respectively. The increase in the provision reflects a higher level of loan growth in the third quarter of 2006 relative to the same quarter of 2005. Net charge offs were $.3 million in the third quarter of 2006 and $.8 million in the same quarter of 2005. The provision for loan loss for the nine months ended September 30, 2006, was $1.5 million, up from $1.2 million in the same period in 2005 mainly due to higher loan growth in 2006.

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

     Non-interest Income Total non-interest income was $7.5 million for the three months ended September 30, 2006, an increase of 22% compared to $6.1 million for the quarter ended September 30, 2005. In the third quarter 2006, deposit service charges increased $.6 million, or 25%, and payment systems revenues, which included a $.4 million contract adjustment for merchant services, increased 65%, or $.8 million, over the prior period in 2005. These increases resulted from successful product introductions, new branch locations and marketing efforts that increased the number of transaction deposit accounts. Trust and investment services revenue decreased by 3% compared to the third quarter of 2005 due to 8% lower investment sales revenue in the most recent quarter.

     Total non-interest income was $20.6 million for the nine months ended September 30, 2006, compared to $16.5 million for the same period in 2005. The increase in non-interest income can be attributed to a combined $3.5 million, or 36%, increase in revenues related to payment systems and deposit service charges and the impairment charge of $1.3 million pre-tax related to our investment in certain Freddie Mac preferred stock in the first quarter of 2005.

     Changing interest rate environments, including the shape, change in, and level of the yield curve, could lead to decreases in fee income, including lower gains on sales of loans and reduced deposit service charges, two key components of our non-interest income. Also, increased competition and other competitive factors could adversely affect our ability to sustain fee generation.

     Non-interest Expense Non-interest expense for the three months ended September 30, 2006, was $21.1 million, an increase of $2.7 million, or 15%, compared to $18.4 million for the same period in 2005. Salaries and employee benefits expense increased $1.5 million primarily as a function of higher performance-based variable compensation, new branches, and additional lending teams. Equipment and occupancy expense increased 19% combined over third quarter 2005, mainly from technology investments and additional locations. In addition, the Company recorded pre-tax stock option expense of $.1 million under Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment,” in the third quarter of 2006, compared to no stock option expense for the same period in 2005.

     Total non-interest expense was $60.3 million for the nine months ended September 30, 2006, compared to $53.1 million for the same period in 2005, with salary and benefit expense accounting for more than half of this increase. Higher variable pay due to higher production and the hiring of additional team members were the two key reasons. Occupancy and equipment expenses combined increased $1.0 million, or 13%, over the first nine months of 2005. Payment systems expense increased $.5 million, or 43%, compared to the first nine months of 2005, mainly due to more transaction accounts and increased volumes. Marketing expenses increased $1.0 million year to date 2006 compared to the same period in 2005 due to high performance checking promotions and the introduction of the iDeposit product. Bancorp also recorded in other non-interest expense a $.8 million litigation settlement charge in the first quarter of 2005.

     Income taxes The provision for income taxes increased in the three and nine month periods ended September 30, 2006, from the like periods in 2005, primarily due to an increase in income before taxes. Bancorp’s effective tax rate for the three months ended September 30, 2006, increased to 34.4% from 29.8% for the same period in 2005, mainly due to higher pre-tax income, lower benefits of non-taxable income relative to net income before taxes and the effect of the third quarter 2005 Oregon state income tax credit.

Balance Sheet Overview

     Period end total assets increased to $2.4 billion as of September 30, 2006, from $2.0 billion at December 31, 2005. Our balance sheet growth has reflected our efforts in targeted areas that support our corporate objectives, including small business and middle market commercial lending, construction and home equity lending, as well as core deposit production. The increase was also due to the acquisition of Mid-Valley completed in the second quarter of 2006, which added approximately $122 million in assets.

     Investment Portfolio The investment portfolio at September 30, 2006, increased $3.1 million compared to December 31, 2005. This increase reflected $18.2 million in investment securities acquired through the Mid-Valley transaction. At September 30, 2006, total investment securities available for sale had pre-tax net unrealized gain of $.1 million. The composition and carrying value of Bancorp’s investment portfolio is as follows:

	September 30,	December 31,
(Dollars in thousands)	2006	2005

Investments available for sale (at fair value)
U.S. Government agency securities	$99,366	$89,517
Corporate securities	26,701	22,685
Mortgage-backed securities	78,752	94,831
Obligations of state and political subdivisions	74,925	70,493
Equity and other securities	16,009	15,138
Total Investment Portfolio	$295,753	$292,664

     Loan Portfolio and Credit Management Interest and fees earned on our loan portfolio is our primary source of revenue. Loans represented 79% of total assets or $1.87 billion as of September 30, 2006, compared to 78% or $1.55 billion at December 31, 2005. A certain degree of credit risk is inherent in our lending activities. The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. In addition, we attempt to manage our risk through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Through the credit review function, the Company is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. The findings of these reviews are communicated with senior management and the Loan, Investment, and Asset/Liability Committee, which is made up of certain directors. As part of our ongoing lending process, internal risk ratings are assigned to each commercial, and commercial real estate, including commercial construction, credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis. Credit files are examined periodically on a sample test basis, by internal and external auditors, as well as regulatory examiners.

     Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. As a result of the nature of our customer base and the growth experienced in the market areas served, real estate is frequently a material component of collateral for the Company’s loans. The expected source of repayment of these loans is generally the cash flow of the project, operations of the borrower's business, or personal income. Risks associated with real estate loans include decreasing land and property values, material increases in interest rates, deterioration in local economic conditions, changes in tax policies, and a concentration of loans within any one area.

     Including the Mid-Valley transaction we produced strong loan growth over the past year with a 23%, or $346 million, increase in average quarterly loans in the third quarter 2006 compared to the same period in 2005. Average construction loans led the way, increasing $118 million or 69%. Including $73 million in loans acquired through the Mid-Valley transaction in June of 2006, period end loans increased $314 million from December 31, 2005.

     As part of our strategic efforts over the last few years, we have placed an emphasis on increasing the commercial, construction and home equity loan segments of our portfolio. Our strategy has resulted in the loan portfolio being more interest rate sensitive, as well as more diversified from a credit risk perspective. Commercial loans now represent 24% of the loan portfolio, compared to 16% at December 31, 2000, while commercial real estate loans have declined from 58% to less than 44% of the loan portfolio over the same time period. We believe our focus on commercial businesses has been and remains a key contributor to growing low cost deposits.

     The composition of Bancorp’s loan portfolio is as follows:

(Dollars in thousands)	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Commercial	$452,035	24.2%	$364,604	23.5%
Real estate construction	308,886	16.5%	210,828	13.6%
Real estate mortgage	274,812	14.7%	242,015	15.6%
Real estate commercial	805,458	43.1%	709,176	45.6%
Installment and other consumer	27,373	1.5%	27,831	1.7%
Total loans	1,868,564	100%	1,554,454	100%
Allowance for loan losses	(22,404)	1.20%	(20,469)	1.32%
Total loans, net	$1,846,160		$1,533,985

The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands)	September 30, 2006		December 31, 2005
	Amount	Percent	Amount	Percent
Office Buildings	$206,700	25.6%	$156,900	22.1%
Retail Facilities	106,000	13.2%	102,200	14.4%
Multi-Family - 5+ Residential	78,000	9.7%	64,100	9.0%
Hotels/Motels	43,600	5.4%	50,600	7.1%
Medical Offices	52,200	6.5%	48,400	6.8%
Industrial parks and related	50,700	6.3%	45,800	6.5%
Assisted Living	27,300	3.4%	29,200	4.1%
Commercial/Agricultural	37,800	4.7%	30,400	4.3%
Manufacturing Plants	32,700	4.1%	23,400	3.3%
Land Development and Raw Land	19,800	2.5%	21,700	3.1%
Mini Storage	16,400	2.0%	17,000	2.4%
Food Establishments	18,900	2.3%	16,100	2.3%
Other	115,400	14.3%	103,400	14.6%
Total real estate commercial loans	$805,500	100%	$709,200	100%

     Office buildings, retail facilities, and multi-family residential categories account for nearly half of the collateral behind our $805 million commercial real estate portfolio, up slightly from year end 2005. Approximately 44% of Bancorp’s commercial real estate loan portfolio is classified as owner occupied. Bancorp’s underwriting of commercial real estate loans is conservative with loan to value ratios generally not exceeding 75% and debt service coverage ratios generally at 120% or better.

     As of September 30, 2006, the Company had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Company. At September 30, 2006, and December 31, 2005, Bancorp had no bankers acceptances.

     Nonperforming Assets Nonperforming assets include nonaccrual loans, other real estate owned, and loans past due more than 90 days. Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of all contractually due interest or principal is doubtful or when the principal or interest payment becomes 90 days past due. Nonaccrual loans increased to $2.7 million at September 30, 2006, compared to $1.1 million at December 31, 2005. The current modest nonaccrual loan balances are primarily a balanced mix of commercial, commercial real estate, and residential construction loans. For nonaccrual loans, previously accrued but uncollected interest is charged against current earnings and income is only recognized to the extent payments are subsequently received.

     Nonperforming assets consist of the following:

(Dollars in thousands)	September 30, 2006	December 31, 2005
Loans on nonaccrual status	$2,652	$1,088
Loans past due greater than 90 days
not on nonaccrual status	-	-
Other real estate owned	-	-
Total nonperforming assets	$2,652	$1,088

Non-performing loans to total loans	0.14%	0.07%
Allowance for loan losses to non-performing loans	845%	1882%

Non-performing assets to total assets	0.11%	0.05%
Allowance for loan losses to non-performing assets	845%	1882%

     At September 30, 2006, non-performing assets were $2.7 million or 0.11% of total assets, compared to $1.7 million, or 0.09%, one year earlier.

     Allowance for Loan Losses Please see the Company’s 2005 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Loss Allowance and Provision” for a discussion of Bancorp’s methodologies underlying the calculation of the Company’s allowance for loan losses.

     At September 30, 2006, the Company’s allowance for loan losses was $22.4 million, consisting of a $19.4 million formula allowance, a $1.5 million specific allowance, and a $1.5 million unallocated allowance. At December 31, 2005, our allowance for loan losses was $20.5 million, consisting of an $18.3 million formula allowance, a $.9 million specific allowance, and a $1.3 million unallocated allowance. The changes in the allocation of the allowance for loan losses in the first nine months of 2006 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of our loans, as well as charge-offs and recovery activities. In addition, net overdraft losses are included in the calculation of the allowance for loan losses per the guidance provided by regulatory authorities early in 2005, “Joint Guidance on Overdraft Protection Programs.”

     At September 30, 2006, Bancorp’s allowance for loan loss was 1.20% of total loans, and 845% of total nonperforming loans, compared with an allowance for loan losses at December 31, 2005, of 1.32% of total loans, and 1882% of total nonperforming loans, respectively.

     Changes in the allowance for loan losses are as follows for the year to date September 30, 2006, and full year ended December 31, 2005, respectively:

(Dollars in thousands)	September 30, 2006	December 31, 2005

Loans outstanding at end of period	$1,846,160	$1,554,454
Average loans outstanding during the period	1,700,559	1,479,933
Allowance for loan losses, beginning of period	20,469	18,971
Allowance for loan losses, from acquisition	887
Loans charged off:
Commercial	(392)	(634)
Real Estate	(44)	(33)
Installment and consumer	(56)	(507)
Overdraft	(655)	(450)
Total loans charged off	(1,147)	(1,624)
Recoveries:
Commercial	414	478
Real Estate	23	108
Installment and consumer	51	279
Overdraft	174	82
Total recoveries	662	947

Net loans charged off	(485)	(677)

Provision for loan losses	1,533	2,175
Allowance for loan losses, end of period	$22,404	$20,469

Ratio of net loans charged off to average loans
outstanding year to date (1)	0.04%	0.05%

Ratio of allowance for loan losses to loans
outstanding at end of period	1.20%	1.32%

(1) The ratio for the nine months ended September 30, 2006, has been annualized.

     During the first nine months of 2006 and the same period in 2005, net loan charge offs were $.5 million. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.04% for the nine months ended September 30, 2006, slightly lower than the percentage of 0.05% for the full year 2005. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan loss.

     Deposits and Borrowings The following table summarizes the quarterly average amount of, and the average interest rate paid on, each of the deposit and borrowing categories for the periods shown.

	Third Quarter 2006		Third Quarter 2005
	Quarterly Average		Quarterly Average
(Dollars in thousands)	Balance	Rate Paid	Balance	Rate Paid

Demand	$489,796	-	$442,922	-
Savings, money market
and interest bearing demand	925,817	2.65%	790,375	1.39%
Certificates of deposit	504,894	4.46%	373,197	2.98%
Short-term borrowings	66,750	5.32%	1,277	3.97%
Long-term borrowings (1)	115,335	5.15%	111,500	4.62%
Total deposits and borrowings	$2,102,592	3.51%	$1,719,271	2.14%

     (1) Long-term borrowings include junior subordinated debentures.

     Third quarter 2006 average total deposits increased 15%, or $182 million, in the third quarter of 2006, from third quarter 2005. Our deposits increase was mainly due to the combination of more marketing efforts, increased customer demand for certificates of deposit, the Mid-Valley transaction, and consistent sales practices by the branches and commercial teams resulting in both consumer and business deposit growth.

     Year over year, third quarter average time deposits increased $132 million, or 35%, in 2006 compared to 2005, as higher market interest rates increased demand for time deposits. The Company believes interest bearing deposits such as money market and time deposits can be generated with competitive interest rate pricing of such deposits.

     As a result of higher short term interest rates, our deposit and borrowing cost increased 137 basis points since the third quarter of 2005. Additionally, the local market areas in which we operate have exhibited strong loan growth and consequently a need for a robust deposit funding increase as well.

     The current balance of Junior Subordinated Debentures (the “Debentures”) of $41 million, includes $15 million of additional junior subordinated debentures issued by Bancorp on April 17, 2006.

Capital Resources

     The Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of September 30, 2006, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     The following table summarizes the consolidated risk based capital ratios of Bancorp and the Bank at September 30, 2006, and December 31, 2005.

	September 30, 2006				December 31, 2005
			Amount	Percent			Amount	Percent
			Required For	required for			Required For	required for
			Minimum	Minimum			Minimum	Minimum
			Capital	Capital			Capital	Capital
(Dollars in thousands)	Actual		Adequacy	Adequacy	Actual		Adequacy	Adequacy
	Amount	Ratio	Amount		Amount	Ratio	Amount
Tier 1 Capital
West Coast Bancorp	$219,981	10.05%	$87,551	4%	$183,935	9.97%	$73,826	4%
West Coast Bank	207,004	9.47%	87,419	4%	174,212	9.45%	73,752	4%

Total Capital
West Coast Bancorp	$242,568	11.08%	$175,102	8%	$204,404	11.07%	$147,652	8%
West Coast Bank	229,591	10.51%	174,838	8%	194,681	10.56%	147,504	8%

Risk weighted assets
West Coast Bancorp	$2,188,769				$1,845,649
West Coast Bank	2,185,474				1,843,799

Leverage Ratio
West Coast Bancorp	$219,981	9.57%	$68,976	3%	$183,935	9.42%	$58,579	3%
West Coast Bank	207,004	9.01%	68,945	3%	174,212	8.92%	58,560	3%

Average total assets
West Coast Bancorp	$2,299,215				$1,952,637
West Coast Bank	2,298,168				1,952,016

     Stockholders' equity was $194 million at September 30, 2006, up from $157 million at December 31, 2005. The increase was due to net income, the issuance of stock for the acquisition of Mid-Valley, restricted stock grants and stock option exercises, including tax benefits associated with those option exercises, and unrealized gains on the investment portfolio, offset in part by Bancorp’s activity in its corporate stock repurchase program, and dividends to shareholders. The total capital ratio at the Bank was 10.51% at September 30, 2006, 51 basis points over minimum for well capitalized status. This Bank level capital ratio exhibited the lowest capital cushion relative to Well Capitalized status amongst all ratios shown above for either West Coast Bank or its holding company.

     In July 2000, the Company announced a corporate stock repurchase program that was expanded in September 2000, September 2001, September 2002, and again in April 2004. Under this plan, the Company may buy up to 3.88 million shares of the Company’s common stock, including completed purchases. The Company anticipates using existing funds, future net income, and/or long-term borrowings to finance future repurchases. During the first nine months of 2006, the Company repurchased 76,200 common shares pursuant to its corporate stock repurchase program and redeemed 29,810 shares related to its stock option and restricted stock plans. Total shares available for repurchase under this plan were 276,000 at September 30, 2006.

     The following table presents information with respect to Bancorp’s stock repurchases.

	Shares repurchased	Shares repurchased as	Total shares	Total cost of
(Shares and dollars in thousands,	related to stock options	part of the corporate	repurchased in the	shares	Average total
other than per share amounts)	and restricted stock	stock repurchase plan	period	repurchased	cost per share

Year ended 2000	15	573	588	$5,454	$9.28
Year ended 2001	28	534	562	6,879	12.24
Year ended 2002	35	866	901	13,571	15.06
Year ended 2003	29	587	616	10,927	17.74
Year ended 2004	49	484	533	11,502	21.58
Year ended 2005	44	484	528	12,856	24.35
Nine months ended Sept. 30, 2006	30	76	106	3,001	28.31
Total	230	3,604	3,834	$64,190	$16.74

     Please also see discussion of stock repurchase activity during the quarter ended September 30, 2006, under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below.

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

     Deposits are the primary source of new funds. Total deposits were $2.01 billion at September 30, 2006, up from $1.65 billion at December 31, 2005. While brokered deposits may be used in the future, we have none outstanding at September 30, 2006. We attempt to attract deposits in our market areas through competitive pricing and delivery of quality products.

     At September 30, 2006, five wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding, $41 million of trust preferred securities. On April 17, 2006, Bancorp issued, through a wholly-owned subsidiary grantor trust established by Bancorp, $15 million of trust preferred securities. The trust used the net proceeds from the offering to purchase a like amount of the Debentures. The interest rate on this $15 million of trust preferred securities and Debentures will adjust on a quarterly basis at a spread over the three month London Interbank Offered Rate (“Libor”). The trust preferred securities and Debentures will mature on April 17, 2036. On October 30, 2006, the Company notified its servicer that it will redeem, effective December 18, 2006, $5.0 million in trust preferred securities originally issued in 2001. For a further discussion of the amount and terms of the pooled trust preferred securities, see Bancorp’s 2005 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Sources of Funds.”

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

     Not applicable

Item 1A. Risk Factors

     There has not been any material change in the risk factors disclosure from that contained in the Company’s 2005 10-K for the fiscal year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2006:

			Total Number of Shares	Maximum Number of Shares
			Purchased as Part of	Remaining at Period End that
	Total Number of	Average Price	Publicly Announced Plans	May Be Purchased Under the
Period	Shares Purchased (1)	Paid per Share	or Programs (2)	Plans or Programs
7/1/06 - 7/31/06	-	$0.00	-	312,021
8/1/06 - 8/31/06	712	$28.99	14,000	298,021
9/1/06 - 9/30/06	1,520	$30.82	22,200	275,821
Total for quarter	2,232		36,200

(1)	Shares repurchased by Bancorp during the quarter include: (a) shares repurchased pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below, and (b) shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 0 shares, 712 shares, and 1,520 shares, respectively, for the periods indicated.

(2)	Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, and by 1.0 million shares in April 2004, for a total authorized repurchase amount as of September 30, 2006, of approximately 3.9 million shares.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits

Exhibit No.	Exhibit

3.2	Bylaws of the Company. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 24, 2006.

10.1	Amendment No. 3 to the 2002 Stock Incentive Plan.

10.2	2002 Stock Incentive Plan, as amended (the “2002 Plan”).

10.3	Form of Option Agreement for Incentive Stock Option (Employee), as amended, for use under the 2002 Plan.

10.4	Form of Option Agreement for Nonqualified Stock Option (Employee), as amended, for use under the 2002 Plan

10.5	Form of Restricted Stock Award Agreement (Employee), as amended, for use under the 2002 Plan.

10.6	Form of Option Agreement for Nonqualified Stock Option (Director), as amended, for use under the 2002 Plan.

10.7	Form of Restricted Stock Award Agreement (Director), as amended, for use under 2002 Plan.

31.1	Certification of CEO under Rule 13(a) – 14(a) of the Exchange Act.

31.2	Certification of CFO under Rule 13(a) – 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350.

99.1	Description of capital stock of the Company. Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-137325) filed September 14, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST COAST BANCORP
(Registrant)

Dated: November 7, 2006	/s/ Robert D. Sznewajs
Robert D. Sznewajs
Chief Executive Officer and President

Dated: November 7, 2006	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer