Form 10-K
period 2006-12-31
WEST COAST BANCORP /NEW/OR/
filed 2007-02-09
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006
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
Common Stock, No Par Value
(Title of Class)

Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  [ ]  No  [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes  [ ]  No  [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [X]   No  [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):
[ ] Large Accelerated Filer	[X] Accelerated Filer	[ ] Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [ ]   No  [X]

The aggregate market value of registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2006, was approximately $455,911,000.

The number of shares of registrant’s Common Stock outstanding on January 31, 2007, was 15,597,325.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the West Coast Bancorp Definitive Proxy Statement for the 2007 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

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

  General economic conditions, whether national or regional, that could affect the demand for loans, particularly construction financing, or lead to increased loan losses;

  Competitive factors, including increased competition with community, regional and national financial institutions, that may lead to pricing pressures that reduce yields Bancorp achieves on loans and increase rates Bancorp pays on deposits, loss of Bancorp’s most valued customers, defection of key employees or groups of employees, or other losses;

  Increasing or decreasing interest rate environments, including the shape, change in, and level of the yield curve, that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans and changes in the value of Bancorp’s investment securities;

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

     Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to: attract and retain key personnel; close loans in the pipeline; generate loan and deposit balances at projected spreads; sustain fee generation and gains on sales of loans; maintain asset quality; control the level of net charge-offs; adapt to changing customer deposit, investment and lending behaviors; generate retail investments; control expense growth; monitor and manage the Company’s financial reporting, operating and disclosure control environments and other matters.

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

 PART I

ITEM 1. BUSINESS

General

     Bancorp is a bank holding company that in September 2005 elected to become a financial holding company to have more flexibility in the products and services it provides through its subsidiaries. Bancorp was originally organized under the laws of the state of Oregon in 1981 under the name Commercial Bancorp. Commercial Bancorp merged with West Coast Bancorp, a one-bank holding company based in Newport, Oregon, on February 28, 1995. The combined corporation retained the name West Coast Bancorp and moved its headquarters to Lake Oswego, Oregon. References in this report to “we,” “us,” or “our” refer to Bancorp.

     Bancorp’s principal business activities are conducted through its full-service, commercial bank subsidiary, West Coast Bank (the “Bank”), an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2006, the Bank had facilities in 40 cities and towns in western Oregon and southwestern Washington, operating a total of 55 full-service and four limited-service branches. In addition, the Bank operates a mortgage loan office in Bend, Oregon and a mortgage loan office and SBA lending office in Vancouver, Washington. Bancorp also owns West Coast Trust Company, Inc. (“WCT” or “West Coast Trust”), an Oregon trust company that provides agency, fiduciary and other related trust services. The market value of assets managed for others at December 31, 2006, totaled $508.2 million.

     Bancorp’s net income for 2006 was $29.3 million, or $1.86 per diluted share, and its consolidated equity at December 31, 2006, was $200.9 million, with 15.6 million common shares outstanding and a book value of $12.89 per share. Net loans of $1.9 billion at December 31, 2006, represented approximately 78.0% of total assets of $2.5 billion. Bancorp had deposits totaling $2.0 billion at December 31, 2006. For more information regarding Bancorp’s financial results, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data,” contained in Items 7 and 8 of this report.

     Bancorp reports two principal operating segments in the notes to its financial statements, West Coast Bank on the one hand, and West Coast Trust and parent company related operations on the other hand. For more information regarding Bancorp’s operating segments, see Note 22 to the Company’s financial statements included under “Financial Statements and Supplementary Data” in Item 8 of this report.

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

Subsidiaries

West Coast Bank

     The Bank was organized in 1925 under the name The Bank of Newport and its head office is currently located in Lake Oswego, Oregon. The Bank resulted from the merger on December 31, 1998, of the Bank of Newport of Newport, Oregon, The Commercial Bank of Salem, Oregon, Bank of Vancouver of Vancouver, Washington and Centennial Bank of Olympia, Washington, into a single entity, which was named West Coast Bank.

     The Bank conducts business through 59 full and limited service branches located in western Oregon and southwestern Washington. The Oregon branches are located in the following cities and towns: Beaverton, Bend, Canby, Clackamas, Dallas, Depoe Bay, Eugene, Forest Grove, Gresham, Hillsboro (2), Keizer (3), King City, Lake Oswego, Lincoln City, McMinnville, Molalla, Monmouth, Mt. Angel, Newberg, Newport (2), North Plains, Portland (4), Salem (5), Silverton, Stayton, Sublimity, Tigard, Toledo, Tualatin, Waldport, Wilsonville (2) and Woodburn (3). The Bank’s Washington branches are located in Centralia, Chehalis, Hoodsport, Lacey (2), Olympia (2), Shelton, Tukwila and Vancouver (4).

     The primary business strategy of the Bank is to provide comprehensive banking and related financial services tailored to individuals, professionals and businesses. The Bank emphasizes the diversity of its product lines and convenient access typically associated with larger financial organizations, while maintaining the local decision making authority, market knowledge and customer service orientation typically associated with a community bank. The Bank has significant focus on four targeted segments: 1) high value consumers (including the mature market), 2) small businesses that desire streamlined packaged products, 3) commercial businesses that benefit from customized lending, depository and investment solutions and 4) real estate finance including construction of commercial and residential projects in addition to permanent financing for income producing properties.

     For consumer banking customers, the Bank offers a variety of flexible checking and savings accounts and check cards, as well as competitive borrowing products, such as personal lines of credit, credit cards and a variety of first and second residential mortgage products, including construction, home equity and various other types of consumer loans. In 2004, the Bank introduced two new groups of checking products in the South Puget Sound region and in 2005 these products were expanded throughout all of the Bank’s regions. The consumer products consist of free checking and six other account types, each specifically designed to meet the needs of a unique market segment. The small business package of deposit accounts includes free business checking and an interest-bearing account for eligible organizations. Because of the straightforward and streamlined product design, our personal bankers are able to quickly and easily identify the best account for our clients. In 2006, the Bank introduced iDeposit, a remote deposit service that allows business customers to make deposits electronically without leaving their office. Customers have access to the Bank’s products and services through a variety of convenient channels such as 24 hour -7 days a week automated phone and Internet access, a personal customer service center accessed by phone, ATMs (both shared and proprietary networks), as well as through our branch locations.

     For business banking customers, the Bank offers customized deposit products tailored for specific needs, including a variety of checking accounts, sophisticated Internet-based cash management and a full array of investment services, all with online and/or CD-ROM information reporting. Customized financing packages provide businesses with a comprehensive suite of credit facilities that include general commercial purpose loans (short term and intermediate), revolving lines of credit, real estate loans and lines to support construction, owner-occupied and investor financing and Small Business Administration (SBA) loans. The Bank also offers business credit cards (VISA) and equipment leasing through vendor alliances and other types of business credit. The Bank’s loan portfolio has some concentration in real estate-secured loans.

     The principal office of the Bank is at 5335 Meadows Road, Suite 201, Lake Oswego, OR 97035 (503) 684-0884.

West Coast Trust

     West Coast Trust provides trust services and life insurance products to individuals, for-profit and not for-profit businesses and institutions. WCT acts as fiduciary of estates and conservatorships, and as a trustee under various wills, trusts, and pension and profit-sharing plans. The main office of WCT is located at 1000 SW Broadway, Suite 1100, Portland, Oregon 97205. (503) 279-3911.

Totten, Inc.

     Totten, Inc., a Washington corporation, serves as trustee under deeds of trust and holds certain real estate licenses.

West Coast Statutory Trusts II, III, IV, V and VI.

     West Coast Statutory Trusts II, III, IV, V and VI are wholly-owned subsidiary trusts of Bancorp formed to facilitate the issuance of Pooled Trust Preferred Securities (“trust preferred securities”). The trusts were organized in June 2002, September 2003, March 2004, April 2006, and December 2006, respectively, in connection with five offerings of trust preferred securities. For more information regarding Bancorp’s issuance of trust preferred securities, see Note 9 “Junior Subordinated Debentures” to Bancorp’s audited consolidated financial statements included in Item 8 of this report.

Employees

     At December 31, 2006, Bancorp and its subsidiaries had approximately 830 employees. None of these employees are represented by labor unions and management believes that Bancorp’s relationship with its employees is good. Bancorp emphasizes a positive work environment for its employees which is measured annually utilizing an anonymous employee survey. Results indicate a high level of employee satisfaction with their work as well as with Bancorp in general. In addition, West Coast Bank was recognized in 2004, 2005, and 2006 as one of Oregon’s Best 100 Companies for which to work. Management continually strives to retain top talent as well as provide career development opportunities to enhance skill levels. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, a 401(k) plan and a stock incentive plan. Employees are also eligible to purchase Bancorp’s common stock through direct payroll deductions under the Company’s dividend reinvestment plan. In addition, bank owned life insurance, a deferred compensation plan and supplemental retirement benefits are available to certain officers and executives of Bancorp.

Competition

     Commercial banking in the state of Oregon and southwest Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits. The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages and other financial institutions. Banking in Oregon and Washington is dominated by several significant banking institutions, including U.S. Bank, Wells Fargo Bank, Bank of America and Washington Mutual Bank, which together account for a majority of the total commercial and savings bank loans and deposits in Oregon and Washington. These competitors have significantly greater financial resources and offer a greater number of branch locations (with statewide branch networks), higher lending limits, and a variety of services not offered by the Bank. Bancorp has attempted to offset some of the advantages of the larger competitors by arranging participations with other banks for loans above its legal lending limits, as well as leveraging technology and third party arrangements to deliver contemporary product solutions and better compete in targeted customer segments. Bancorp has positioned itself successfully as a local alternative to banking conglomerates that may be perceived by customers or potential customers to be impersonal, out-of-touch with the community, or simply not interested in providing banking services to some of Bancorp’s target customers.

     In addition to larger institutions, numerous “community” banks or credit unions have been formed, expanded, or moved into Bancorp’s market areas and have developed a similar focus to Bancorp. These institutions have further increased competition, particularly in the Portland metropolitan area where Bancorp has enjoyed significant recent growth and focused much of its expansion efforts. This growing number of similar financial institutions and an increased focus by larger institutions on the Bank’s market segments in response to declining market perception and/or market share has led to intensified competition in all aspects of Bancorp’s business. At June 30, 2006, the Bank had approximately 3% and 17% of the deposit market share in the Portland, Oregon, and Salem Oregon areas, respectively, excluding credit unions, which makes it a market share leader among community banks in both of these highly competitive markets. In Lincoln County, on the Oregon coast, where the Bank also is the market share leader, the Bank had over 28% of the deposit market share at June 30, 2006. Increased competitive pressure and changing customer deposit behaviors could adversely affect the Bank’s market share of deposits.

     The adoption of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) has led to further intensification of competition in the financial services industry. The GLB Act has eliminated many of the barriers to affiliation among providers of various types of financial services and has permitted business combinations among financial service providers such as banks, insurance companies, securities or brokerage firms and other financial service providers. Additionally, the rapid adoption of financial services through the Internet has reduced or even eliminated many barriers to entry by financial services providers physically located outside our market area. For example, remote deposit services, partly developed in response to the recently adopted Check 21 law, allow depository companies physically located in other geographical markets to service local businesses with minimal cost of entry. Although Bancorp has been able to compete effectively in the financial services business in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

     The financial services industry has experienced widespread consolidation over the last decade. Bancorp anticipates that consolidation among financial institutions in its market area will continue. As noted, Bancorp seeks acquisition opportunities in markets of strategic importance to it from time to time. However, other financial institutions aggressively compete against Bancorp in the acquisition market. Some of these institutions may have greater access to capital markets, larger cash reserves and stock for use in acquisitions that is more liquid and more highly valued by the market.

Supervision and Regulation

Introduction

     Bancorp is an Oregon corporation headquartered in Lake Oswego, Oregon, and is registered with the Federal Reserve as a bank holding company and a financial holding company. The Bank is organized as an Oregon non-member state bank.

     The laws and regulations applicable to Bancorp and its subsidiaries are primarily intended to protect depositors of the Bank and not stockholders of Bancorp. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. The likelihood and timing of any such proposals or legislation and the impact they might have on Bancorp and its subsidiaries cannot be determined. Changes in applicable laws or regulations or in the policies of banking and other government regulators may have a material effect on our business and prospects. Violation of the laws and regulations applicable to Bancorp and its subsidiaries may result in assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions.

     The following is a brief description of the significant laws and regulations that govern our activities.

Bank Holding Company Regulation

     As a registered bank holding company and financial holding company, Bancorp is subject to the supervision of, and regular inspection by, the Federal Reserve pursuant to the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancorp must file reports with the Federal Reserve and must provide it with such additional information as it may require.

     Bank holding companies like Bancorp must, among other things, obtain prior Federal Reserve approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank that results in total ownership or control, directly or indirectly, of more than 5% of the voting shares of such bank; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of another bank or bank holding company. In acting on applications for such prior approval, the Federal Reserve considers various factors, including, without limitation, the effect of the proposed transaction on competition in relevant geographic and product markets, and each transaction party’s financial condition, managerial resources and performance record under the Community Reinvestment Act.

     Bank holding companies must also act as a source of financial and managerial strength to subsidiary banks. This means that Bancorp is required to commit, as necessary, resources to support the Bank. Under certain conditions, the Federal Reserve may conclude that certain actions of a bank holding company, such as payment of cash dividends, would constitute unsafe and unsound banking practices.

     Financial holding companies are a special type of bank holding company that are authorized to engage in activities considered to be “financial in nature.” A financial holding company may engage in a broader range of activities than those permitted of a bank holding company, which may only engage, directly or indirectly, in the business of banking and activities that are closely related or incidental to banking. Bancorp could lose its qualification as a financial holding company if the Bank becomes less than “well capitalized” or if the Bank is rated as less than “well managed” by the FDIC or the Federal Reserve. If that were to occur, the Federal Reserve could mandate that Bancorp divest itself of certain assets or limit its activities to those activities permitted of bank holding companies.

     Financial subsidiaries of a financial holding company continue to be regulated by their functional regulator. For example, if a Bancorp subsidiary engages in certain insurance activities the applicable state insurance regulator regulates the insurance activities. The Federal Reserve maintains umbrella supervision over all subsidiary activities, but will generally only intervene in the regulation of a financial subsidiary if its activities endanger the safety and soundness of an affiliated bank.

     Subsidiary banks of a bank holding company are subject to certain other restrictions under the Federal Reserve Act and Regulation W on transactions with affiliates generally and in particular on extensions of credit to the parent holding company or any affiliate, investments in the securities of the parent, and on the use of such securities as collateral for loans to any borrower. The various regulations and restrictions that apply may limit Bancorp’s ability to obtain funds from the Bank for its cash needs, including funds for payment of dividends and operational expenses.

Bank Regulation

     General. The Bank is an Oregon state-chartered non-member (of the Federal Reserve System) commercial bank operating in Oregon and Washington with deposits insured by the FDIC in an amount up to $100,000 per customer, and certain self-directed retirement accounts insured by the FDIC up to $250,000 per customer. As a result, the Bank is subject to supervision and regulation by the Oregon Department of Consumer and Business Services and the FDIC, and to a lesser extent, the Washington Department of Financial Institutions. The Bank’s regulators engage in regular examinations of the Bank and have the authority to prohibit the Bank from engaging in activities they believe constitute unsafe or unsound banking practices.

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

     Community Reinvestment Act and Fair Lending and Reporting Requirements. The Bank is subject to the Community Reinvestment Act (“CRA”) and to certain fair lending and reporting requirements that relate primarily to home mortgage lending operations. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The federal banking agencies may take into account compliance with the CRA when regulating and supervising other activities, such as evaluating mergers, acquisitions and applications to open a branch or facility. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank received a CRA rating of satisfactory during its most recent CRA examination in November 2005.

     There are several rules and regulations governing fair lending and reporting practices by financial institutions. A bank may be subject to substantial damages, penalties and corrective measures for any violation of fair lending and reporting, including credit reporting, laws and regulations.

     Consumer Privacy. Bancorp and Bank are subject to laws and regulations that impose privacy standards that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

Capital Adequacy

     Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum guideline levels, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

     The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. Risk-based guidelines are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off-balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums and the Federal Reserve may require that a banking organization maintain ratios in excess of the minimums, particularly organizations contemplating significant expansion. Current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common stockholders’ equity, qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, minus specified intangibles and accumulated other comprehensive income (loss).

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

     The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), among other things, created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories - well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized - depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors. Institutions which are deemed to be "undercapitalized" depending on the category to which they are assigned are subject to certain mandatory supervisory corrective actions. Under current regulations, a “well-capitalized” institution must have a Tier 1 risk-based capital ratio of at least 6%, a total risk-based capital ration of at least 10%, and a leverage ratio of at least 5% and not be subject to a capital directive order. Under these guidelines, Bancorp is considered well capitalized as of the end of the fiscal year.

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

Interstate Banking and Branching

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, bank holding companies may purchase banks in any state and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. Oregon and Washington each enacted “opting in” legislation in accordance with the Interstate Act. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.

The USA Patriot Act

     Enacted in 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. Among other requirements, the USA Patriot Act requires banks to implement additional policies and procedures with respect to money laundering, suspicious activities and currency transaction reporting and currency crimes.

Monetary and Fiscal Policy Effects on Interest Rates

     Banking is a business which depends on interest rate differentials. In general, the differences between the interest paid by a bank on its deposits and its other borrowings and the interest received by a bank on loans extended to its customers and securities held in its investment portfolio constitute the major portion of a bank’s earnings. Thus, our earnings and growth are constantly subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary and fiscal policies of the United States and its agencies, particularly the Federal Reserve. The nature and timing of changes in such policies and their impact cannot be predicted.

ITEM 1A. RISK FACTORS

     The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order.

Future loan losses may exceed our allowance for loan losses

     We are subject to credit risk, which is the risk of losing principal or interest due to borrowers’ failure to repay loans in accordance with their terms. A downturn in the economy, a specific industry sector, the real estate market in our market areas or a rapid change in interest rates could have a negative effect on collateral values and borrowers’ ability to repay. This deterioration in economic conditions could result in losses to the Bank in excess of loan loss allowances. To the extent loans are not paid timely by borrowers, the loans are placed on non-accrual, thereby reducing interest income. To the extent loan charge-offs exceed our financial models, increased amounts charged to the provision for loan losses would reduce income. Construction lending, recently a very important source of revenues and profitability for the Bank, has inherently more risk than other forms of lending, in part due to the extended time period between a loan commitment being made and the project being eligible for permanent financing. In addition to the normal inherent risks of lending, construction lending involves risks related to project construction, change in borrower financial position and builder related issues.

Rapidly changing interest rate environments could reduce our net interest margin, net interest income, fee income and net income

     Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are key drivers of our net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities and rapid decreases in interest rates could result in interest income decreasing faster than interest expense. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth particularly in construction lending, an important factor in Bancorp’s revenue growth over the past two years. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. See “Quantitative and Qualitative Disclosures about Market Risk.”

Slower than anticipated growth and/or revenues from new branches and product and service offerings could result in reduced net income

     We have placed a strategic emphasis on expanding our branch network and product offerings. Executing this strategy carries risks of slower than anticipated growth in new branches and products as well as associated revenues. New branches and products require a significant investment of both financial and personnel resources. Lower than expected loan and deposit growth in new investments can decrease anticipated revenues and net income generated by those investments, and opening new branches and introducing new products could result in more additional expenses than anticipated and divert resources from current core operations.

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

The financial services industry is very competitive

     We face competition in attracting and retaining deposits, making loans and providing other financial services throughout our market area. Our competitors include other community banks, larger banking institutions and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than us. For a more complete discussion of our competitive environment, see “Business—Competition” in Item 1 above. If we are unable to compete effectively, we will lose market share and income from deposits, loans, and other products may be reduced.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     The principal properties owned by the Bank include a 40,000-square-foot office and branch facility in downtown Salem, Oregon, a 15,600-square-foot office and branch facility in Newport, Oregon, and a 12,000-square-foot branch and office facility in Lacey, Washington. In total, we own 27 buildings, primarily to house branch offices. We lease the land under six buildings and own the land under 21 of these buildings. In addition, Bancorp leases 45 office spaces and buildings for branch locations.

     Other non-branch office facilities are located in leased office space, including the Bank’s headquarters office in Lake Oswego, Oregon, office and processing space in Salem, Oregon, where the Bank’s data center is located, space in Wilsonville, Oregon, where its loan servicing and operations center is located, space in Vancouver, Washington, where we have a mortgage and SBA lending office, and space in Bend, Oregon, where we have a residential mortgage office. In addition, we lease three smaller office spaces for lending personnel in Lake Oswego, as well as space in downtown Portland, Oregon, and Tukwila, Washington.

     The aggregate monthly rental on 52 leased properties is approximately $274,000.

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

Stock Price and Dividends

     Bancorp common stock trades on the NASDAQ National Market under the symbol “WCBO.” The high and low closing sale prices per share of our common stock for each quarter during the last two years are shown in the table below, together with dividend information for each period. The prices below do not include retail mark-ups, mark-downs or commissions, may not represent actual transactions and are not adjusted for dividends. As of December 31, 2006, we had approximately 1,843 holders of record.

	2006			2005
	Market Price		Cash dividend	Market Price		Cash dividend
	High	Low	declared	High	Low	declared
1st Quarter	$28.43	$25.53	$0.1050	$24.99	$23.30	$0.0925
2nd Quarter	$30.62	$25.71	$0.1050	$24.41	$20.43	$0.0925
3rd Quarter	$32.66	$27.90	$0.1200	$26.95	$23.93	$0.1050
4th Quarter	$35.79	$29.85	$0.1200	$27.87	$23.47	$0.1050

     Dividends are limited under federal and Oregon laws and regulations pertaining to Bancorp’s financial condition. Payment of dividends may also be subject to restriction by state banking regulators. See “Business – Supervision and Regulation.”

     Information regarding securities authorized for issuance under equity compensation plans appears in Part III, Item 12 of this report.

Issuer Purchases of Equity Securities

     The following table provides information about purchases of common stock by the Company during the quarter ended December 31, 2006:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased/Cancelled (1)	per Share	(2)	Under the Plans or Programs
10/1/06 - 10/31/06	17,295	$32.01	15,600	260,221
11/1/06 - 11/30/06	4,838	$33.27	3,400	256,821
12/1/06 - 12/31/06	3,857	$35.02	-	256,821
Total for quarter	25,990		19,000

(1)	Shares purchased by Bancorp during the quarter include: (1) shares purchased pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below, and (2) shares purchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 1,695 shares, 1,438 shares, and 3,857 shares, respectively, for the periods indicated.

(2)	Under the Repurchase Program, the board of directors originally authorized the Company to purchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, and by 1.0 million shares in April 2004, for a total authorized repurchase amount as of December 31, 2006, of approximately 3.9 million shares.

Five-Year Stock Performance Graph

     The following chart compares the yearly percentage change in the cumulative shareholder return on our common stock during the five years ended December 31, 2006, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2001, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. West Coast Bancorp’s total cumulative return was 168.1% over the five year period ending December 31, 2006 compared to 79.2% and 27.4% for the NASDAQ Bank Stocks and NASDAQ composite, respectively.

	Period Ending
Index	12/31/01	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
West Coast Bancorp	100	111.0	158.0	191.5	202.2	268.1
NASDAQ Composite	100	68.8	103.6	113.1	115.4	127.4
NASDAQ Bank Index	100	107.0	141.8	160.9	157.7	179.2

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Five Year Financial Data

     The following selected consolidated five year financial data should be read in conjunction with Bancorp’s consolidated financial statements and the accompanying notes presented in this report. The per share information has been adjusted retroactively for all stock dividends and splits.

(Dollars in thousands, except per share data)	As of and For the Year ended December 31,
	2006	2005	2004	2003	2002
Interest income	$150,798	$112,991	$92,988	$89,678	$96,028
Interest expense	49,926	26,430	18,115	20,639	28,532
Net interest income	100,872	86,561	74,873	69,039	67,496
Provision for loan losses	2,733	2,175	2,260	3,800	4,979
Net interest income after provision for loan losses	98,139	84,386	72,613	65,239	62,517
Noninterest income	28,096	23,099	22,463	22,046	18,694
Noninterest expense	81,665	72,634	63,371	58,150	54,018
Income before income taxes	44,570	34,851	31,705	29,135	27,193
Provision for income taxes	15,310	11,011	9,697	9,338	8,990
Net income	$29,260	$23,840	$22,008	$19,797	$18,203
Per share data:
Basic earnings per share	$1.95	$1.63	$1.48	$1.31	$1.17
Diluted earnings per share	$1.86	$1.55	$1.42	$1.26	$1.13
Cash dividends	$0.45	$0.40	$0.36	$0.32	$0.30
Period end book value	$12.89	$10.69	$9.94	$9.29	$8.70
Weighted average common shares outstanding	15,038	14,658	14,849	15,077	15,575
Weighted average diluted shares outstanding	15,730	15,344	15,526	15,674	16,069

Total assets	$2,465,372	$1,997,138	$1,790,919	$1,662,882	$1,532,327
Total deposits	$2,006,352	$1,649,462	$1,472,709	$1,404,859	$1,266,453
Total long-term borrowings	$57,991	$83,100	$85,500	$78,000	$98,000
Total loans, net	$1,924,673	$1,533,985	$1,409,023	$1,202,750	$1,143,077
Stockholders’ equity	$200,882	$157,123	$147,854	$140,053	$133,387
Financial ratios:
Return on average assets	1.33%	1.28%	1.28%	1.24%	1.22%
Return on average equity	16.47%	15.76%	15.45%	14.52%	13.96%
Average equity to average assets	8.10%	8.09%	8.29%	8.57%	8.76%
Dividend payout ratio	24.19%	24.50%	25.00%	25.73%	26.55%
Efficiency ratio (1)	62.23%	64.19%	64.01%	62.64%	61.32%
Net loans to assets	78.07%	76.81%	78.68%	72.33%	74.60%
Average yields earned (2)	7.37%	6.49%	5.84%	6.08%	6.99%
Average rates paid	3.27%	2.06%	1.50%	1.78%	2.56%
Net interest spread (2)	4.10%	4.43%	4.34%	4.29%	4.43%
Net interest margin (2)	4.96%	4.99%	4.72%	4.70%	4.95%
Nonperforming assets to total assets (3)	0.06%	0.05%	0.12%	0.27%	0.44%
Allowance for loan loss to total loans	1.18%	1.32%	1.33%	1.49%	1.45%
Net loan charge-offs to average loans	0.06%	0.05%	0.11%	0.21%	0.30%
Allowance for loan loss to nonperforming assets (3)	1567.61%	1881.86%	867.48%	411.08%	248.81%

(1)	The efficiency ratio has been computed as noninterest expense divided by the sum of net interest income on a taxable-equivalent basis and noninterest income.

(2)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

(3)	Nonperforming assets include litigation settlement property in certain periods.

Consolidated Quarterly Financial Data

     The following table presents selected consolidated quarterly financial data for each quarter of 2006 and 2005. The financial information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

(Dollars in thousands, except per share data)	2006 Quarters ended (unaudited)
	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$32,348	$35,599	$40,549	$42,302
Interest expense	9,161	11,050	14,254	15,461
Net interest income	23,187	24,549	26,295	26,841
Provision for loan losses	408	500	625	1,200
Net interest income after provision for loan losses	22,779	24,049	25,670	25,641
Noninterest income	6,032	7,090	7,468	7,506
Noninterest expense	18,577	20,571	21,138	21,379
Income before income taxes	10,234	10,568	12,000	11,768
Provision for income taxes	3,487	3,624	4,131	4,068
Net income	$6,747	$6,944	$7,869	$7,700

Basic earnings per share	$0.46	$0.47	$0.51	$0.51
Diluted earnings per share	$0.44	$0.45	$0.49	$0.48

Return on average assets (1)	1.37%	1.33%	1.35%	1.29%
Return on average equity (1)	17.18%	16.81%	16.56%	15.54%

(1) Ratios have been annualized.

(Dollars in thousands, except per share data)	2005 Quarters ended (unaudited)
	March 31,	June 30,	Sept. 30,	Dec. 31,
Interest income	$25,202	$27,321	$29,158	$31,310
Interest expense	5,328	6,293	6,886	7,923
Net interest income	19,874	21,028	22,272	23,387
Provision for loan losses	-	825	400	950
Net interest income after provision for loan losses	19,874	20,203	21,872	22,437
Noninterest income	4,272	6,139	6,119	6,569
Noninterest expense	17,474	17,165	18,434	19,561
Income before income taxes	6,672	9,177	9,557	9,445
Provision for income taxes	2,153	3,031	2,844	2,983
Net income	$4,519	$6,146	$6,713	$6,462

Basic earnings per share	$0.31	$0.42	$0.46	$0.44
Diluted earnings per share	$0.29	$0.40	$0.44	$0.42

Return on average assets (1)	1.14%	1.34%	1.41%	1.31%
Return on average equity (1)	13.78%	16.61%	17.40%	16.49%

(1) Ratios have been annualized.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with our audited consolidated financial statements and related notes to those statements as of December 31, 2006, and 2005 and for each of the three years in the period ended December 31, 2006, that appear under the heading “Financial Statements and Supplementary Data” of this report.

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

  General economic conditions, whether national or regional, that could affect the demand for loans, particularly construction financing, or lead to increased loan losses;

  Competitive factors, including increased competition with community, regional and national financial institutions, that may lead to pricing pressures that reduce yields Bancorp achieves on loans and increase rates Bancorp pays on deposits, loss of Bancorp’s most valued customers, defection of key employees or groups of employees, or other losses;

  Increasing or decreasing interest rate environments, including the shape, change in, and level of the yield curve, that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans and changes in the value of Bancorp’s investment securities;

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

     Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to: attract and retain key personnel; close loans in the pipeline; generate loan and deposit balances at projected spreads; sustain fee generation and gains on sales of loans; maintain asset quality; control the level of net charge-offs; adapt to changing customer deposit, investment and lending behaviors; generate retail investments; control expense growth; monitor and manage the Company’s financial reporting, operating and disclosure control environments, and other matters.

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

West Coast Bancorp

     West Coast Bancorp is a Northwest financial holding company headquartered in Lake Oswego, Oregon, with $2.5 billion in assets, operating 59 branches and two mortgage loan offices. West Coast Bank serves clients who seek the resources, sophisticated products and expertise of larger financial institutions, along with the local decision making, market knowledge and customer service orientation of a community bank. It is our mission to consistently produce superior earnings, meet the financial needs of the communities we serve, provide excellent service to our customers and provide a rewarding environment for our employees.

     At West Coast Bancorp, we have a proven management team committed to enhancing earnings per share and long-term stockholder value. We have recruited experienced sales teams, supported by a contemporary full service product line, that take advantage of new growth opportunities in local markets we serve. We maintain and value local decision making and a community bank culture and offer a broad range of banking, payment systems, investments, fiduciary and trust services, all to distinguish our brand in the markets we serve. For more information, please visit the Company’s web site at www.wcb.com. By making this reference to our website, we do not intend to incorporate into this report any information contained in the website, and the website should not be considered part of this report.

Financial Overview

Years Ended December 31, 2006, 2005 and 2004.

     The Company’s financial objectives are primarily focused on diluted earnings per share growth of 10% or higher and return on average equity, tangible of 15% or higher. Return on average equity, tangible is a non-GAAP financial measure used by the Company that eliminates the effects of merger-related intangible assets from the return on equity calculation. The Company calculates return on average equity, tangible by dividing net income less amortization on intangibles, after tax, by average shareholders’ equity less average intangible assets.

     Over the last three years, the Company’s compounded annual diluted earnings per share growth has been 14%. The Company’s return on average equity improved to 16.5% in 2006 from 15.5% in 2004, while the Company’s return on average equity, tangible for 2006 was 17.4% up from 15.9% in 2005, and 15.7% in 2004.

     The following table presents return on average equity and return on average equity, tangible, for the years ended December 31, 2006, 2005 and 2004, together with the calculation of return on average equity, tangible.

(Dollars in thousands)	For the years ended December 31,
	2006	2005	2004
Net income	$29,260	$23,840	$22,008
Less: intangible asset amortization, net of tax (1)	283	220	225
Net income, tangible	$29,543	$24,060	$22,233

Average shareholders’ equity	$177,648	$151,263	$142,427
Less: average intangibles	(8,039)	(346)	(689)
Average shareholders’ equity, tangible	$169,609	$150,917	$141,738
(1) Federal income tax provision applied at 35%.

Return on average equity	16.5%	15.8%	15.5%
Return on average equity, tangible	17.4%	15.9%	15.7%

     Management uses return on equity, tangible internally and has disclosed it to investors based on its belief that the figure makes it easier to compare the Company’s performance to other financial institutions that do not have merger-related intangible assets and is commonly used in the industry.

     On June 23, 2006, the Company completed a merger transaction in which it acquired Mid-Valley Bank (“Mid-Valley”), headquartered in Woodburn, Oregon. The Company’s financial information and related disclosures include the financial condition and results of operations of Mid-Valley since the acquisition date of June 23, 2006.

To sustain future growth and accomplish our financial objectives, we have defined five strategies:

  Focus on profitable customer segments
  Exploit local market opportunities
  Design and support value added products
  Expand branch distribution
  Maintain community ownership and high employee and customer satisfaction

     Our strategies are designed to direct our tactical investment decisions supporting our financial objectives. To produce net interest income, the key component of our revenues, and consistent earnings growth over the long-term, we must generate loan and deposit growth at acceptable economic spreads within our market of operation. To generate and grow loans and deposits, the Company must consider and focus on a number of areas including, but not limited to, the economy, branch expansion, sales practices, customer and employee satisfaction and retention, competition, evolving customer behavior, technology, product innovation, interest rates, credit performance of customers and vendor relationships. Net interest income is sensitive to our ability to attract and retain lending officers and close loans in the pipeline, so any failure in that regard could negatively affect our ability to meet our goals. In addition, a decline in general economic conditions, as well as competitive pricing pressures on both loans and deposits, could limit our ability to grow net interest income.

     We also consider non-interest income important to our continued financial success. Fee income generation is primarily related to our loan and deposit operations, such as deposit service charges, fees from payment system products (interchange, merchant services, ACH, check and credit card), and fees on sales of financial products, including residential mortgages and trust and investment products. Many of the products and services that generate fee income are offered through relationships with third party providers, thus we are dependent on successful continuity of those relationships to continue this important source of income.

     While we review and manage all customer segments, we have focused increased efforts on four targeted segments: 1) high value consumers (including the mature market), 2) smaller businesses with credit needs under $250,000, 3) medium-sized commercial businesses with credit needs over $250,000 up to $20 million and 4) commercial real estate and construction-related businesses. These efforts have resulted in material growth in our commercial, construction and home equity loan portfolios as well as core deposits over the last two years.

     To support growth in targeted customer segments, we have added 19, or 32% of total current branches since 2000, including four branches acquired in our acquisition of Mid-Valley Bank in June 2006. The results produced by these branches have met our expectations. With all of our new and existing branches, the Company strives to maintain a local community management based philosophy. We will continue to emphasize hiring local branch and lending personnel with strong ties to the specific local communities we enter and seek to serve

     To limit the risks associated with doing business and growing revenues, we have put in place numerous policies, processes and controls. We rely on these controls to produce information for management and the public that is accurate and complete and to help us to protect our assets. A failure or failures in our control environment could have an adverse effect on our results of operations or financial condition.

Critical Accounting Policies

     We have identified our most critical accounting policy to be that related to the allowance for loan losses. Bancorp’s allowance for loan losses methodology incorporates a variety of risk considerations, both quantitative and qualitative, in establishing an allowance for loan losses that management believes is appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, collateral values, changes in non-performing loans and other factors. Qualitative factors include the general economic environment in our markets and, in particular, the state of certain industries. Size and complexity of individual loans in relation to the lending officer’s background and experience levels, loan structure, extent and nature of waivers of existing loan policies and pace of portfolio growth are other qualitative factors that are considered in our methodology. As we add new products, increase the complexity of the loan portfolio, and expand our geographic coverage, we intend to enhance and adapt our methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the allowance for loan losses in any given period. Management believes that our systematic methodology continues to be appropriate given our size and level of complexity. This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, and the section “Loan Loss Allowance and Provision” below.

Income Statement Overview

     Our net income for the full year 2006 was $29.3 million, compared with $23.8 million in 2005 and $22.0 million in 2004. Diluted earnings per share for the years ended 2006, 2005, and 2004 were $1.86, $1.55, and $1.42, respectively, and grew at an annual compounded growth rate of 14% over this period, which is above our objective. Our return on equity for the years ended December 31, 2006, 2005, and 2004, was 16.5%, 15.8%, and 15.5%, respectively, above our objective all three years.

     Net Interest Income. The following table displays information on net interest income, average yields earned and rates paid, as well as net interest spread and margin information on a tax equivalent basis for the periods indicated. This information can be used to follow the changes in our yields and rates and the changes in our earning assets and liabilities over the past three years:

(Dollars in thousands)	Year Ended December 31,			Increase (Decrease)		Change
	2006	2005	2004	06-05	05-04	06-05	05-04
Interest and fee income (1)	$152,358	$114,456	$94,641	$37,902	$19,815	33.11%	20.94%
Interest expense	$49,926	$26,430	$18,115	$23,496	$8,315	88.90%	45.90%
Net interest income (1)	$102,432	$88,026	$76,526	$14,406	$11,500	16.37%	15.03%

Average interest earning assets	$2,066,217	$1,764,209	$1,621,683	$302,008	$142,526	17.12%	8.79%
Average interest bearing liabilities	$1,525,683	$1,281,441	$1,210,290	$244,242	$71,151	19.06%	5.88%
Average interest earning assets/
Average interest bearing liabilities	135.43%	137.67%	133.99%	-2.24%	3.68%
Average yield earned (1)	7.37%	6.49%	5.84%	0.88%	0.65%
Average rate paid	3.27%	2.06%	1.50%	1.21%	0.56%
Net interest spread (1)	4.10%	4.43%	4.34%	-0.33%	0.09%
Net interest margin (1)	4.96%	4.99%	4.72%	-0.03%	0.27%

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

     Net interest income on a tax equivalent basis totaled $102.4 million for the year ended December 31, 2006, an increase of $14.4 million, or 16.4%, from $88.0 million for 2005, which was up $11.5 million from the year ended 2004. The increase in net interest income from 2005 to 2006 was mainly due to higher loan balances and loan fees and a greater volume of low cost demand deposit balances partly offset by rates paid on interest bearing liabilities increasing more than rates received on interest bearing assets. Average total loans grew by $265.8 million or 18.0% in 2006 compared to 2005. The net interest margin decreased slightly from 4.99% in 2005 to 4.96% in 2006 reflecting the higher rates on interest bearing liabilities which were exacerbated by the change in deposit mix towards higher cost time deposit and money market products. Net interest margin was also negatively affected in the second-half of the year as rates paid on deposit products continued to increase after short-term market rates, which dictate pricing of and yield on many of the Bank’s earning assets, stabilized mid-year.

     During 2006, we generated an increase of $44.5 million, or 11%, in average demand deposits over 2005 due in part to the aggressive marketing of our free checking product. Average savings, money market balances and time deposits increased $191 million, or 21%, over 2005 as consumers shifted funds toward higher rate products.

Changing interest rate environments, including the shape, change in and level of the yield curve, could lead to lower net interest income, and competitive pricing pressure could lead to lower loan yields and fees.

     Average Balances and Average Rates Earned and Paid. The following table sets forth, for the periods indicated, information with regard to (1) average balances of assets and liabilities, (2) the total dollar amounts of interest income on interest earning assets and interest expense on interest bearing liabilities, (3) resulting yields and rates, (4) net interest income and (5) net interest spread. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Loan fees are recognized as income using the interest method over the life of the loan.

	Year Ended December 31,
(Dollars in thousands)	2006			2005			2004
	Average			Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/ Paid	Rate (1)	Balance	Earned/ Paid	Rate (1)	Balance	Earned/ Paid	Rate (1)
ASSETS:
Interest earning balances
due from banks	$2,118	$109	5.15%	$2,375	$88	3.71%	$5,089	$75	1.48%
Federal funds sold	15,139	759	5.01%	16,713	564	3.37%	9,212	121	1.31%
Taxable securities	228,434	10,840	4.75%	197,098	8,201	4.16%	232,225	9,819	4.23%
Nontaxable securities (2)	70,324	4,457	6.34%	65,036	4,183	6.43%	69,975	4,723	6.75%
Loans, including fees (3)	1,750,202	136,193	7.78%	1,482,987	101,419	6.84%	1,305,182	79,903	6.12%
Total interest earning assets	2,066,217	152,358	7.37%	1,764,209	114,455	6.49%	1,621,683	94,641	5.84%

Allowance for loan loss	(21,495)			(19,517)			(19,083)
Premises and equipment	30,300			29,286			27,102
Other assets	118,607			95,782			87,980
Total assets	$2,193,629			$1,869,760			$1,717,682

LIABILITIES AND
STOCKHOLDERS’ EQUITY:

Savings and interest bearing
demand deposits	$897,816	$21,795	2.43%	$789,054	$10,166	1.29%	$737,409	$3,426	0.46%
Time deposits	457,077	19,132	4.19%	362,035	10,331	2.85%	336,623	7,789	2.31%
Short-term borrowings	66,139	3,356	5.07%	18,512	543	2.93%	26,817	371	1.38%
Long-term borrowings (4)	104,651	5,643	5.39%	111,840	5,390	4.82%	109,441	6,529	5.97%
Total interest bearing
liabilities	1,525,683	49,926	3.27%	1,281,441	26,430	2.06%	1,210,290	18,115	1.50%
Demand deposits	466,282			421,766			351,432
Other liabilities	24,016			15,290			13,533
Total liabilities	2,015,981			1,718,497			1,575,255
Stockholders’ equity	177,648			151,263			142,427
Total liabilities and
stockholders’ equity	$2,193,629			$1,869,760			$1,717,682
Net interest income		$102,432			$88,025			$76,526
Net interest spread			4.10%			4.43%			4.34%

Net interest margin			4.96%			4.99%			4.72%

(1)	Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

(2)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

(3)	Includes balances for loans held for sale.

(4)	Includes junior subordinated debentures with average balance of $32 million for 2006 and $26 million for 2005.

     Net Interest Income – Changes Due to Rate and Volume. The following table sets forth the dollar amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes not due solely to volume or rate and changes due to new product lines, if any, are allocated to volume.

(Dollars in thousands)	Year Ended December 31,
	2006 compared to 2005			2005 compared to 2004

	Increase (Decrease) due to:		Total Increase	Increase (Decrease) due to:		Total Increase
	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
Interest income:
Interest earning balances due from banks	$(13)	$34	$21	$(101)	$114	$13
Federal funds sold	(79)	274	195	253	190	443
Investment security income:
Interest on taxable securities	1,487	1,152	2,639	(1,462)	(156)	(1,618)
Interest on nontaxable securities (1)	335	(61)	274	(318)	(221)	(539)
Loans, including fees on loans	20,793	13,981	34,774	12,160	9,356	21,516
Total interest income (1)	22,523	15,380	37,903	10,532	9,283	19,815

Interest expense:
Savings and interest bearing demand	2,640	8,989	11,629	665	6,076	6,741
Time deposits	3,978	4,823	8,801	725	1,817	2,542
Short-term borrowings	2,417	396	2,813	(244)	416	172
Long-term borrowings (2)	(388)	641	253	116	(1,256)	(1,140)
Total interest expense	8,647	14,849	23,496	1,262	7,053	8,315
Increase (decrease) in net interest income (1)	$13,876	$531	$14,407	$9,270	$2,230	$11,500

(1)	Tax exempt income has been adjusted to a tax-equivalent basis using a 35% tax equivalent basis.

(2)	Long-term borrowings include junior subordinated debentures.

     As the table above indicates, increased loan volumes continued to be the main driver of higher net interest income for the Company in 2006.

     Provision for Loan Losses. The provision for loan losses is recorded to bring the allowance for loan losses to an amount considered appropriate by management based on factors which are described in the “Lending and Credit Management” and “Allowance for Loan Losses” sections of this report. Provisions for loan losses of $2.7 million, $2.2 million, and $2.3 million, were recorded for the years ended December 31, 2006, 2005 and 2004, respectively, while net charge-offs were $1.1 million, $.7 million, and $1.4 million, over the same years, respectively. The provision for loan losses increased $.5 million in 2006 compared to 2005, due to higher net charge-offs and higher loan portfolio growth than in 2005. The provision for loan losses is highly dependent on our ability to manage asset quality and control the level of net charge-offs through prudent credit underwriting standards. In addition, a decline in general economic conditions could increase future provisions for loan loss and materially impact the Bank’s net income.

     Noninterest Income. Noninterest income remains a key focus for Bancorp, particularly revenue generated by our deposit accounts and payment systems products. Our noninterest income for the year ended December 31, 2006, was $28.1 million up $5.0 million, compared to $23.1 million in 2005 and up from $22.5 million in 2004. The full year 2005 noninterest income included a $1.3 million impairment charge recognized on a certain security in our portfolio. Service charges on deposit accounts were up over 27% in 2006 and payment systems related revenues increased 38% or $1.8 million compared to 2005. These increases resulted from successful product introductions, new branch locations and marketing efforts that increased the number of transaction deposit accounts and improved penetration of debit and credit card sales to our customer base. In 2006, gains on sales of loans were $3.0 million, which remained relatively unchanged from 2005. This was driven by higher gains on sales of single family residential loans, which offset lower SBA loan sales gains. Trust and investment service revenue was up 6% or $.3 million in 2006 compared to 2005, due to a stronger stock market and increased net inflow of funds in assets under management. Other noninterest income decreased $.8 million in 2006 compared to 2005, which included the sale of our credit card portfolio. Changing interest rate environments, including the shape, change in and level of the yield curve, could lead to decreases in fee income, including lower gains on sales of loans, a key component of our noninterest income. Also, increased competition and other competitive factors could adversely affect our ability to sustain fee generation from payment systems related revenue and the sales of investment products.

     Noninterest Expense. Noninterest expenses were $81.7 million in 2006, $72.6 million in 2005, and $63.4 million in 2004. Noninterest expense increased $9.0 million in 2006 compared to 2005, with approximately $6.6 million of the increase due to salaries and employee benefits expense growth. Higher salaries, additional team members and increased performance-based compensation were the key drivers of increased personnel expense. In addition, the Company recorded pre-tax stock option expense of $.6 million in 2006 under Statement of Financial Accounting Standards No. 123 (Revised), “Share-Based Payment,” compared to no stock option expense in 2005. Overall, we increased our full-time equivalent employees from 675 in 2005 to 789 in 2006.

     Occupancy expenses were $7.0 million in 2006 compared to $6.3 million in 2005. Our occupancy expense increased 12% in 2006 primarily due to the addition of new locations. Professional fee expense decreased $.5 million in 2006 compared to 2005 primarily due to higher legal expense in 2005. Marketing expenses increased $1.1 million in 2006 due to promotional expenses relating to high performance checking and the introduction of the iDeposit product. Other noninterest expense decreased $1.1 million in 2006 due in part to the $.8 million settlement of a lawsuit in the second quarter of 2005 and a $1.0 million charge in the fourth quarter of 2005 relating to a legal matter. Changing business conditions, increased costs in connection with retention of, or a failure to retain, key employees, or a failure to manage the Company’s operating and control environments could adversely affect our ability to limit expense growth in the future.

     Income Taxes. Our income tax expense for 2006 was $15.3 million, or 34.4% of income before income taxes, compared to $11.1 million or 31.6% of income before income taxes in 2005. Income tax expense in 2004 was $9.7 million or 30.6% of income before income taxes. Bancorp’s income tax expense over the last three years has increased due to higher pre-tax income and a higher proportion of taxable compared to non-taxable income. In 2005, the Company recorded the impact of a state of Oregon corporate income tax credit of $.3 million. Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds, business energy tax credits and low income housing credits. We continue to evaluate strategies to manage our income tax expense on an on-going basis, including additional investments in tax credits or other non-taxable income.

Balance Sheet Overview

     Period end total assets increased 23% to $2.5 billion as of December 31, 2006, from $2.0 billion at December 31, 2005. The increase in total assets includes assets acquired in the Mid-Valley Bank transaction of approximately $122 million. Period end loans and deposits grew by 25% and 22%, respectively, since December 31, 2005 or 20% and 16%, respectively, excluding the Mid-Valley acquisition which added approximately acquired $73 million in loans and $86 million in deposits in June 2006. Our balance sheet management efforts have been focused on growth in targeted areas that support our corporate objectives and include:

  Small business and middle market commercial lending

  Commercial and residential construction lending

  Home equity lending

  Core deposit production

     Average non-interest bearing demand deposits grew $45 million or 11% in 2006 compared to 2005. The increase in average non-interest bearing demand deposits and the value of those deposits in the higher interest rate environment contributed to positive net interest income growth. The increase in deposits was in part driven by the free checking product offerings. As customer demand for higher interest bearing deposit products increased during 2006 due partly to higher short term market rates, average year to date savings, money market and time deposit balances combined grew 21% or $191 million over 2005.

     Our 2006 year end construction loans were up 74% or $155 million over 2005, primarily generated from the very strong regional, residential real estate construction market in 2006.

     The Company’s ability to sustain continued loan and deposit growth is dependent on many factors, including the effects of competition, economic conditions in our markets, retention of key personnel and valued customers, and our ability to close loans in the pipeline.

Investment Portfolio

     The following table shows the amortized cost and fair value of Bancorp’s investment portfolio. At December 31, 2006, Bancorp had no securities classified as held to maturity.

(Dollars in thousands)	2006		2005
	Amortized		Amortized
Available for sale	Cost	Fair value	Cost	Fair value
U.S. Government Agency securities	$125,428	$125,455	$90,338	$89,517
Obligations of state and political subdivisions	75,670	75,873	69,986	70,493
Other securities	128,044	127,324	134,058	132,654
Total	$329,142	$328,652	$294,382	$292,664

     Bancorp’s investment portfolio increased by $36 million, or 12%, from December 31, 2005, to December 31, 2006. At December 31, 2006, the net unrealized loss on the investment portfolio was $.5 million representing .15% of the total portfolio. Bancorp regularly reviews its investment portfolio to determine whether any of its securities are other than temporarily impaired. In addition to accounting and regulatory guidance, in determining whether a security is other-than temporarily impaired, Bancorp periodically considers the duration and amount of each unrealized loss, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time. At March 31, 2005, the Company recorded an other-than-temporary impairment charge of approximately $1.3 million pretax, or $.8 million, after tax, or $.05 per fully diluted share, related to declines in the value of Freddie Mac preferred stock held in the Company’s available for sale investment portfolio. The Company owns 100,000 shares of Freddie Mac Preferred Series L shares which were acquired November 5, 1999, at a cost of $5,000,000, which was also the book value of these securities as of March 31, 2005, prior to the impairment charge. The market value of the securities as of March 31, 2005, was $3,684,000, which is our current book value on these securities. As of December 31, 2006, the market value was $4,225,000. The rate at which interest accrues on these shares resets every five years, most recently on December 31, 2004. The current interest rate of 3.58% is fixed until December 31, 2009, at which time it will reset to the five year treasury rate. The shares may be called at each reset date.

     The following table summarizes the contractual maturities and weighted average yields of investment securities.

			After		After
(Dollars in thousands)	One year		One through		Five through		Due after
	or less	Yield	five years	Yield	ten years	Yield	ten years	Yield	Total	Yield
U.S. Government Agency securities	$10,759	5.13%	$97,593	5.24%	$16,120	5.53%	$983	5.61%	$125,455	5.27%
Obligations of state and political subdivisions (1)	9,756	5.06%	25,291	4.33%	30,708	3.84%	10,118	3.78%	75,873	4.16%
Other securities (2)	1,502	6.53%	6,954	4.71%	20,076	5.20%	98,792	4.49%	127,324	4.63%
Total (1)	$22,017	5.19%	$129,838	5.03%	$66,904	4.66%	$109,893	4.43%	$328,652	4.77%

(1)	Yields are stated on a federal tax equivalent basis at 35%.

(2)	Does not reflect anticipated maturity from prepayments on mortgage-based and asset-based securities. Anticipated lives are significantly shorter than contractual maturities.

     The average life of Bancorp’s investment portfolio decreased from 4.6 years at December 31, 2005 to 4.0 years at December 31, 2006. Management will consider realizing gains and/or losses on the Company’s investment portfolio on an on-going basis as part of Bancorp’s overall business strategy.

Loan Portfolio and Credit Management

     Interest and fees earned on the loan portfolio is our primary source of revenue. Loans represented 79% of total assets, or $1.9 billion as of December 31, 2006, compared to 78% or $1.6 billion at December 31, 2005. A certain degree of credit risk is inherent in our lending activities. The Bank manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. In addition, we attempt to manage our risk through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Through the credit review function the Bank is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. The findings of these reviews are communicated with senior management and the Loan, Investment, and Asset Liability Committee, which is made up of certain directors. As part of our ongoing lending process, internal risk ratings are assigned to each Commercial and Commercial Real Estate credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis. Credit files are examined periodically on a sample test basis by internal and external auditors, as well as regulatory examiners.

     Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. As a result of the nature of our customer base and the growth experienced in the market areas served, real estate is frequently a material component of collateral for the Bank’s loans. The expected source of repayment of these loans is generally the cash flow of the project, operations of the borrower’s business, or personal income. Risks associated with real estate loans include decreasing land values, material increases in interest rates, deterioration in local economic conditions, changes in tax policies and a concentration of loans within any one area.

     Loans held for sale at December 31, 2006, were $7.6 million compared to $3.2 million at December 31, 2005. The majority of the Bank’s loan sales are residential real estate mortgage loans and the guaranteed portion of SBA loans. These loans are sold on an individual basis. Real estate mortgage loans have generally been sold without recourse and without retaining servicing rights or obligations. Gains on sales of residential real estate mortgage loans remained unchanged in 2006 compared to 2005, as the rate environment slowed production of mortgage loans. The guaranteed portion of SBA loans has been sold from time to time, without recourse, and with servicing rights and obligations usually retained. Gains on sales of loans totaled $3.0 million in 2006 and 2005, down from $3.9 million in 2004.

     As of December 31, 2006, and 2005, we had $8.6 million and $1.2 million, respectively, in outstanding loans to persons serving as directors, senior officers, principal stockholders and their related interests. These loans were made substantially on the same terms, including interest rates, maturities and collateral, as those made to other customers of the Bank. At December 31, 2006, and 2005, the Bank had no bankers acceptances.

     As part of our strategic efforts, we have placed an emphasis on increasing the commercial, construction and home equity loan segments of our portfolio. Real estate commercial loans continue to be the largest segment of our loan portfolio at 41%, but its concentration is down from 55% at the end of 2002. We believe our focus on commercial business loans is a key contributor to our strategy of core deposit growth.

     The following table is the composition of the loan portfolio and allowance for loan losses as of:

	December 31,
(Dollars in thousands)	2006		2005		2004		2003		2002
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial loans	$463,188	23.8%	$364,604	23.5%	$357,776	25.1%	$236,949	19.4%	$205,725	17.7%
Real estate-construction	365,954	18.8%	210,828	13.6%	116,974	8.2%	112,732	9.2%	121,711	10.5%
Real estate-mortgage	287,495	14.8%	242,015	15.6%	212,959	14.9%	179,331	14.7%	148,350	12.8%
Real estate-commercial	804,865	41.3%	709,176	45.6%	704,390	49.3%	652,882	53.5%	637,978	55.0%
Installment and other consumer	26,188	1.3%	27,831	1.7%	35,895	2.5%	38,987	3.2%	46,151	4.0%
Total loans	1,947,690	100%	1,554,454	100%	1,427,994	100%	1,220,881	100%	1,159,915	100%

Allowance for loan losses	(23,017)	1.18%	(20,469)	1.32%	(18,971)	1.33%	(18,131)	1.49%	(16,838)	1.45%

Total loans, net	$1,924,673		$1,533,985		$1,409,023		$1,202,750		$1,143,077

     Period end construction loans increased 74% in 2006, compared to 2005, due to a strong residential real estate construction market during 2006 and solid loan production. At December 31, 2006, construction loans represented 19% of our loan portfolio, up from 11% at 2002. A significant portion of our growth in the real estate construction line is comprised of loans made to consumers to build their primary or second home ranging from production style to high end custom homes. The Bank’s growth in construction lending is subject to regional economic conditions and may not experience continued construction loan growth. The Bank also may not retain the permanent financing after the construction period. In addition to the normal inherent risks of lending, construction lending involves risks related to project construction, change in borrower financial position and builder related issues. The Bank intends to mitigate these risks through significant controls that are specific to construction lending in addition to its standard lending controls.

     The office building category has increased to slightly over a quarter of the Bank’s real estate commercial portfolio, up from 22% at year end 2005. The composition of commercial real estate loan types based on collateral is as follows:

	December 31,
(Dollars in thousands)	2006		2005
	Amount	Percent	Amount	Percent
Office Buildings	$205,100	25.5%	$156,900	22.1%
Retail Facilities	103,900	12.9%	102,200	14.4%
Multi-Family - 5+ Residential	78,200	9.7%	64,100	9.0%
Hotels/Motels	52,400	6.5%	50,600	7.1%
Medical Offices	54,700	6.8%	48,400	6.8%
Industrial parks and related	50,300	6.2%	45,800	6.5%
Commercial/Agricultural	47,300	5.9%	30,400	4.3%
Assisted Living	22,200	2.8%	29,200	4.1%
Manufacturing Plants	29,700	3.7%	23,400	3.3%
Land Development and Raw Land	19,300	2.4%	21,700	3.1%
Mini Storage	16,100	2.0%	17,000	2.4%
Food Establishments	17,500	2.2%	16,100	2.3%
Other	108,200	13.4%	103,400	14.6%
Total real estate commercial loans	$804,900	100.0%	$709,200	100.0%

     The maturity distribution of the categories of Bancorp’s loan portfolio at December 31, 2006, and the interest sensitivity are estimated in the following table.

(Dollars in thousands)	Commercial	Real Estate	Real Estate	Real Estate	Installment
	Loans	Construction	Mortgage	Commercial	and other	Total
Maturity distribution:
Due within one year	$264,320	$344,327	$26,683	$47,980	$7,145	$690,455
Due after one through five years	139,551	21,627	83,473	52,927	6,809	304,387
Due after five years	59,317	-	177,339	703,958	12,234	952,848
Total	$463,188	$365,954	$287,495	$804,865	$26,188	$1,947,690
Interest sensitivity:
Fixed-interest rate loans	$153,140	$187,410	$125,921	$103,672	$14,009	$584,152
Floating or adjustable interest rate loans(1)	310,048	178,544	161,574	701,193	12,179	1,363,538
Total	$463,188	$365,954	$287,495	$804,865	$26,188	$1,947,690

(1)	Certain loans contain provisions which place maximum or minimum limits on interest rate changes, as well as loans where interest rates change less frequently than annually. Table based on stated maturity.

Loan Loss Allowance and Provision

     A loan loss allowance has been established to absorb losses inherent in the loan portfolio. The allowance is based on ongoing, quarterly assessments of the probable estimated losses inherent in the loan portfolio. Our methodology for assessing the appropriateness of the allowance consists of several key elements, which are:

  Specific allowances for identified problem loans and portfolio segments,
  The formula allowance, and
  The unallocated allowance.

     The evaluation of each element and the overall allowance is based on a continuing assessment of problem loans, related off-balance sheet items, recent and historical loss experience and other factors, including regulatory guidance and economic factors. Management believes that the allowance for loan losses is adequate at December 31, 2006.

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

     Specific allowances are established where management has identified significant conditions or circumstances related to a credit that management believes indicate the probability that a loss may be incurred between the outstanding balance and that amount determined covered by available collateral held as security for that credit.

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

The unallocated allowance uses a more subjective method and considers such factors as the following:

  Existing general economic and business conditions affecting our key lending areas,
  Credit quality trends, including trends in nonperforming loans expected to result from existing conditions,
  Loan growth rates and concentrations,
  Specific industry conditions within portfolio segments,
  Recent loss experience in particular segments of the portfolio,
  Interest rate environment,
  Duration of the current business cycle, and
  Bank regulatory examination results and findings of our internal credit examiners.

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

     At December 31, 2006, our allowance for loan losses was $23.0 million, or 1.18% of total loans, and 1568% of total non-performing assets, compared with an allowance for loan losses at December 31, 2005, of $20.5 million, or 1.32% of total loans, and 1882% of total non-performing assets.

     At December 31, 2006, the allowance for loan losses of $23.0 million consisted of a $20.7 million formula allowance, a $1.2 million specific allowance and a $1.1 million unallocated allowance. At December 31, 2005, the allowance for loan losses of $20.5 million consisted of a $18.3 million formula allowance, a $.9 million specific allowance and a $1.3 million unallocated allowance. The increase in allowance for loan losses from 2005, reflects loan portfolio growth, strong growth in construction loans, and a change in the mix of risk rated loans.

     The following table presents the composition of the allowance for loan losses.

(Dollars in thousands)	December 31,
	2006		2005
		Percentage of		Percentage of
		loans in each		loans in each
		category to total		category to total
	Amount	loans	Amount	loans
Commercial loans	$7,637	23.8%	$7,457	23.5%
Real estate-commercial	11,783	60.1%	9,507	59.2%
Real estate-mortagage	1,433	14.8%	1,265	15.6%
Installment and other	1,036	1.3%	907	1.7%
Unallocated	1,128	-	1,333	-
Total allowance for loan losses	$23,017	100.0%	$20,469	100.0%

Asset Quality

     Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of interest or principal in accordance with the contractual terms is doubtful or when the principal or interest payment becomes 90 days past due. Nonaccrual loans consist of a number of loans in different categories and are largely secured. For such loans, previously accrued but uncollected interest is charged against current earnings, and income is only recognized to the extent payments are subsequently received and the loan comes out of nonaccrual status. Interest income foregone on nonaccrual loans was approximately $131,000, $73,000, and $204,000 in 2006, 2005 and 2004 respectively

     During our normal loan review procedures, a loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is usually not considered to be impaired during a period of minimal delay (less than 90 days). Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Impaired loans are currently measured at lower of cost or fair value. Leases and certain large groups of smaller balance homogeneous loans, collectively measured for impairment, are excluded. Impaired loans are charged to the allowance when management believes, after considering economic and business conditions, collection efforts and collateral position that the borrower’s financial condition is such that collection of principal is not probable. In addition, net overdraft losses are included in the calculation of the allowance for loan losses per the guidance provided by regulatory authorities early in 2005, “Joint Guidance on Overdraft Protection Programs.”

     At December 31, 2006, and 2005, Bancorp’s recorded investment in certain loans that were considered to be impaired was $6.2 million and $5.1 million, respectively. Of these impaired loans, $2.5 million and $4.1 million had a specific related valuation allowance of $1.2 million and $.9 million, respectively, while $3.7 million and $1.4 million did not require a specific valuation allowance. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all loans in the portfolio. The average recorded investment in impaired loans for the years ended December 31, 2006, 2005, and 2004 was approximately, $3.8 million, $4.4 million and $3.6 million, respectively. For the years ended December 31, 2006, 2005 and 2004, interest income recognized on impaired loans totaled $220,000, $272,000, and $187,000, respectively, all of which was recognized on a cash basis.

     The following table presents information with respect to the change in the allowance for loan losses and other loan information.

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Loans outstanding at end of period	$1,947,690	$1,554,454	$1,427,994	$1,220,881	$1,159,915
Average loans outstanding during the period	$1,745,777	$1,479,933	$1,301,447	$1,196,962	$1,127,761

Allowance for loan loss, beginning of period	$20,469	$18,971	$18,131	$16,838	$15,252
Allowance for loan loss, from acquisition	887	-	-	-	-
Loans charged off:
Commercial	831	634	1,149	1,494	1,878
Real estate	48	33	527	844	526
Installment and consumer	130	507	698	760	1,276
Overdraft	912	450	-	-	-
Total loans charged off	1,921	1,624	2,374	3,098	3,680
Recoveries:
Commercial	501	478	438	380	160
Real estate	40	108	340	70	25
Installment and consumer	75	279	176	141	102
Overdraft	233	82	-	-	-
Total recoveries	849	947	954	591	287
Net loans charged off	(1,072)	(677)	(1,420)	(2,507)	(3,393)
Provision for loan loss	2,733	2,175	2,260	3,800	4,979
Allowance for loan loss, end of period	$23,017	$20,469	$18,971	$18,131	$16,838

Ratio of net loans charged off to average loans outstanding	0.06%	0.05%	0.11%	0.21%	0.30%
Ratio of allowance for loan losses to end of period loans	1.18%	1.32%	1.33%	1.49%	1.45%

     During 2006, net loans charged off were $1.1 million, compared to $.7 million during 2005. The percentage of net loans charged off to average loans outstanding was 0.06% during 2006, compared to 0.05% and 0.11% for the years ended December 31, 2005, and 2004, respectively. Nearly two-thirds of net loan charge-offs in 2006 were associated with the Company’s overdraft protection program. Charge-offs of loans generally reflects the realization of losses in the portfolio that were recognized previously through provisions for loan losses. The provision for loan losses exceeded the net loans charged off during 2006, reflecting continued loan growth and management’s belief, based on the foregoing analysis, that there are additional losses inherent in the portfolio.

     The following table presents information with respect to nonperforming assets.

	December 31,
(Dollars in thousands)	2006	2005	2004	2003	2002

Commercial	$385	$625	$436	$403	$780
Real estate construction	567	-	-	-	1,653
Real estate mortgage	-	228	-	498	-
Real estate commercial	516	231	1,367	1,689	2,486
Installment and other consumer	-	4	-	79	161
Loans on nonaccrual status	1,468	1,088	1,803	2,669	5,080
Loans past due 90 days or more but not on nonaccrual status	-	-	-	-	15
Other real estate owned	-	-	384	1,741	1,672
Total nonperforming assets	$1,468	$1,088	$2,187	$4,410	$6,767
Percentage of nonperforming assets to total assets	0.06%	0.05%	0.12%	0.27%	0.44%

Total assets	$2,465,372	$1,997,138	$1,790,919	$1,662,882	$1,532,327

Deposits and Borrowings

     The following table summarizes the average amount of, and the average rate paid on, each of the deposit and borrowing categories for the periods shown.

	2006		2005		2004
(Dollars in thousands)	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid

Demand	$466,282	-	$421,766	-	$351,432	-
Savings, money market and interest bearing demand	897,817	2.43%	789,054	1.29%	737,409	0.46%
Time deposits	457,077	4.19%	362,035	2.85%	336,623	2.31%
Short-term borrowings	66,139	5.07%	18,512	2.93%	26,818	1.38%
Long-term borrowings (1)	104,651	5.39%	111,840	4.82%	109,441	5.97%
Total deposits and borrowings	$1,991,966	3.27%	$1,703,207	2.06%	$1,561,723	1.50%

(1)	Long-term borrowings include junior subordinated debentures.

     Average core deposits consisting of demand and savings, money market and interest bearing demand deposits increased 13% in 2006 compared to 2005. Our core deposit increase was mainly due to:

  Consistent sales practices by branch and commercial teams resulting in both consumer and business core deposit growth.
  Continued promotion of free checking products;
  The Mid-Valley Bank acquisition, which added $42 million in core deposits; and
  Active marketing efforts within our markets

     Average time deposits increased $95.0 million, or 26.3% in 2006 compared to 2005, due to a shift in consumer demand toward time deposits and more aggressive pricing of time deposits by the Company in the second-half of the year to support the strong loan growth during this period. Although a significant amount of time deposits will mature and reprice in the next 12 months, we expect to retain the majority of such balances. In the short term, time deposits have limited impact on the liquidity of the Company and these deposits can generally be retained and/or expanded with increases in rates paid which might, however, increase our cost of funds more than anticipated. As of December 31, 2006, time deposit liabilities are presented below at the earlier of the next repricing date or maturity.

	Time Deposits
(Dollars in thousands)	of $100,000 or More		Other Time Deposits		Total Time Deposits
	Amount	Percent	Amount	Percent	Amount	Percent
Reprice/mature in 3 months or less	$113,984	45.5%	$68,414	25.1%	$182,398	34.9%
Reprice/mature after 3 months through 6 months	82,842	33.1%	99,478	36.4%	182,320	34.8%
Reprice/mature after 6 months through one year	42,148	16.8%	78,069	28.6%	120,217	23.0%
Reprice/mature after one year through five years	11,406	4.6%	27,036	9.9%	38,442	7.3%
Reprice/mature after five years	103	0.0%	-	0.0%	103	0.0%
Total	$250,483	100.0%	$272,997	100.0%	$523,480	100.0%

     As of December 31, 2006, long term and short term borrowings had the following items remaining to contractual maturity.

		Due After
(Dollars in thousands)	Due in three	three months	Due after one year	Due after
	months or less	through one year	through five years	five years	Total
Short-term borrowings	$120,418	$10,000	$-	$-	$130,418
Long-term borrowings (1)	-	-	57,991	-	57,991
Total borrowings	$120,418	$10,000	$57,991	$-	$188,409

(1)	Based on contractual maturities and may vary based on possible call dates.

     Deposit growth remains a key strategic focus for the Company and is subject to many risk factors including competitive pricing pressure, changing customer deposit behavior, and increasing or decreasing interest rate environments. Adverse developments with respect to any of these risk factors could limit the Company’s ability to attract and retain deposits and could have a material negative impact on revenues and net income.

Capital Resources

     The Federal Reserve and FDIC have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The Federal Reserve and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of Tier 1 capital to total risk-weighted assets of at least 4% and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of Tier 1 capital to total assets less intangibles is required to be at least 3%. See “Liquidity and Sources of Funds” for further discussion on impact of trust preferred securities on capital adequacy requirements. As of December 31, 2006, Bancorp and the Bank were considered “Well Capitalized” under the regulatory risk based capital guidelines.

     Stockholders’ equity was $200.9 million at December 31, 2006, compared to $157.1 million at December 31, 2005, an increase of $43.8 million, or 28%, over that period of time. At December 31, 2006, stockholders’ equity, as a percentage of total assets, was 8.15%, compared to 7.87% at December 31, 2005.

     As the following table indicates, Bancorp currently exceeds the regulatory minimum capital ratio requirements.

(Dollars in thousands)	December 31, 2006
	Amount	Ratio

Tier 1 capital	$227,165	9.85%
Tier 1 capital minimum requirement	92,277	4.00%
Excess Tier 1 capital	$134,888	5.85%

Total capital	$250,406	10.85%
Total capital minimum requirement	184,555	8.00%
Excess total capital	$65,851	2.85%

Risk-adjusted assets	$2,306,935
Leverage ratio		9.64%
Minimum leverage requirement		3.00%
Excess leverage ratio		6.64%
Adjusted total assets	$2,357,369

     In July 2000, Bancorp announced a stock repurchase program that was expanded in September 2000, June 2001, September 2002 and again in April 2004. Under this plan, the Company can purchase up to 3.88 million shares of the Company’s common stock, including completed purchases. The Company intends to use existing funds and/or long-term borrowings to finance the repurchases. Total shares available for repurchase under this plan were approximately 257,000 at December 31, 2006. The number of shares repurchased declined in 2006 from prior years as the Company generated strong risk weighted asset growth, which requires capital funding. The following table presents information with respect to Bancorp’s July 2000 stock repurchase program.

			Average cost per
(Shares and dollars in thousands)	Shares repurchased in period	Cost of shares repurchased	share

Year ended 2000	573	$5,264	$9.19
Year ended 2001	534	6,597	12.35
Year ended 2002	866	13,081	15.11
Year ended 2003	587	10,461	17.81
Year ended 2004	484	10,515	21.73
Year ended 2005	484	11,815	24.41
Year ended 2006	95	2,770	29.16
Plan to date total	3,623	$60,503	$16.70

Liquidity and Sources of Funds

     The Bank’s primary sources of funds are customer deposits, maturities of investment securities, sales of “Available for Sale” securities, loan sales, loan repayments, net income, advances from the FHLB and the use of federal funds markets. The holding company specifically relies on dividends from the Bank and proceeds from the issuance of trust preferred securities for its funds, which are used for various corporate purposes, including dividends and stock repurchases under Bancorp’s stock repurchase program.

     At December 31, 2006, five wholly-owned subsidiary grantor trusts established by Bancorp had issued and sold $41 million of pooled trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture. The trusts used all of the net proceeds from each sale of trust preferred securities the offering to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures and may be subject to earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table is a summary of current trust preferred securities at December 31, 2006.

(Dollars in thousands)
		Preferred
		security			Rate at
Issuance Trust	Issuance date	amount	Rate type (1)	Initial rate	12/31/06	Maturity date
West Coast Statutory Trust II	June 2002	$7,500	Variable	5.34%	8.82%	June 2032
West Coast Statutory Trust III	September 2003	$7,500	Fixed	6.75%	6.75%	September 2033
West Coast Statutory Trust IV	March 2004	$6,000	Fixed	5.88%	5.88%	March 2034
West Coast Statutory Trust V	April 2006	$15,000	Variable	6.51%	6.79%	June 2036
West Coast Statutory Trust VI	December 2006	$5,000	Variable	7.04%	7.04%	December 2036

(1)	The variable rate preferred securities reprice quarterly.

     The total amount of trust preferred securities outstanding at December 31, 2006, was $41 million. The interest rates on the trust preferred securities issued in June 2002, April 2006, and December 2006 reset quarterly and are tied to the London Interbank Offered Rate (“LIBOR”) rate. In connection with the variable rate offering for West Coast Statutory Trust II, Bancorp entered into a swap agreement that will result in a fixed interest rate on the security for five years, equal to 8.14%. The Company has the right to redeem the debentures of the June 2002 issuance in June 2007; the September 2003 issuance in September 2008; the March 2004 issuance in March 2009; the April 2006 issuance in June 2011, and the December 2006 issuance in December 2011. In December 2006, Bancorp redeemed $5 million of trust preferred securities issued in December 2001. Bancorp expensed $.1 million in deferred costs associated with this redemption.

     On July 2, 2003, the Federal Reserve issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance. For additional information regarding trust preferred securities, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report including Note 9, “Junior Subordinated Debentures.”

     Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors.

      Deposits are the primary source of new funds. Total deposits were $2.0 billion at December 31, 2006, up from $1.6 billion at December 31, 2005. We have no brokered deposits outstanding at December 31, 2006. We have attempted to attract deposits in our market areas through competitive pricing and delivery of quality products.

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

     Bancorp is party to many contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents certain future financial obligations including payments required under retirement plans which are included in “Other long-term liabilities” below.

	Payments due within time period at December 31, 2006
(Dollars in thousands)				Due After Five
	0-12 Months	1-3 Years	4-5 Years	Years	Total
Operating leases	$3,270	$6,209	$5,071	$12,993	$27,543
Junior subordinated debentures	7,500	13,500	20,000	-	41,000
Long-term borrowings	-	34,991	23,000	-	57,991
Other long-term liabilities	63	564	373	732	1,732
Total	$10,833	$55,264	$48,444	$13,725	$128,266

     The table above does not include interest payments on borrowings or junior subordinated debentures, deposit liabilities or increases in common area charges on operating leases.

     At December 31, 2006, Bancorp had commitments to extend credit beyond its loan balances of $989 million, up 28%, compared to $774 million at December 31, 2005. For additional information regarding future financial commitments, this discussion and analysis should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report including Note 20 “Financial instruments with off-balance sheet risk.”

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

     The following tables show the approximate percentage change in forecasted net interest income over a 12-month period and the percentage change in the present value of equity under several rate scenarios. For the net interest income analysis, three rate scenarios provided by Global Insight, an outside economic service, are compared to a stable (flat) rate scenario:

	Actual rates December 31, 2006	Base Case 2007 (average)	Falling Rates 2007 (average)	Rising Rates 2007 (average)
Federal Funds Rate	5.25%	4.86%	4.20%	6.62%
Prime Rate	8.25%	7.86%	7.20%	9.62%
Treasury Yield Curve Spread 10-year to 3 month	-30 basis points	-31 basis points	12 basis points	-36 basis points

Stable rate scenario compared to:	Percent Change in Net Interest Income
Rising	+2.5%
Base Case	No change
Falling	-1.2%

     As illustrated in the above table, at December 31, 2006, we estimate our balance sheet is relatively neutral to changes in market rates over a 12 month horizon, given the assumptions utilized in our modeling. However, a significant decrease in market rates of interest could adversely affect net interest income, while an increase in market rates may increase net interest income. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities.

     For the present value of equity analysis, the results are compared to the net present value of equity using the yield curve as of December 31, 2006. This curve is then shifted up and down and the net present value of equity is computed. This table does not include flattening or steepening yield curve effects.

December 31, 2006 Change in Interest Rates	Percent Change in Present Value of Equity
Up 200 basis points	5.46%
Up 100 basis points	2.41%
Down 100 basis points	-5.96%
Down 200 basis points	-11.93%

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

     The following table sets forth the estimated maturity and repricing and the resulting interest rate gap between interest earning assets and interest bearing liabilities at December 31, 2006. The amounts in the table are derived from internal data from the Bank based on maturities and next repricing dates including contractual repayments.

	Estimated Maturity or Repricing at December 31, 2006
(Dollars in thousands)				Due After Five
	0-3 Months	4-12 Months	1-5 Years	Years	Total
Interest Earning Assets:
Interest earning balances due from banks	$486	$-	$-	$-	$486
Federal funds sold	10,062	-	-	-	10,062
Trading assets	1,075	-	-	-	1,075
Investments available for sale (1)(2)	36,027	42,889	154,968	94,768	328,652
Loans held for sale	7,586	-	-	-	7,586
Loans, including fees	834,872	368,119	701,711	42,988	1,947,690
Total interest earning assets	$890,108	$411,008	$856,679	$137,756	2,295,551
Allowance for loan losses					(23,017)
Cash and due from banks					83,252
Other assets					109,586
Total assets					$2,465,372

Interest Bearing Liabilities:
Savings and interest bearing demand deposits (3)	$108,768	$255,255	$325,589	$296,584	$986,196
Time deposits	175,797	306,997	40,583	103	523,480
Borrowings (2)	120,144	10,274	57,991	-	188,409
Junior subordinated debentures	20,000	7,500	13,500	-	41,000
Total interest bearing liabilities	$424,709	$580,026	$437,663	$296,687	1,739,085
Other liabilities					525,405
Total liabilities					2,264,490
Stockholders’ equity					200,882
Total liabilities & stockholders’ equity					$2,465,372

Interest sensitivity gap	$465,399	$(169,018)	$419,016	$(158,931)	$556,466
Cumulative interest sensitivity gap	$465,399	$296,381	$715,397	$556,466
Cumulative interest sensitivity gap
as a percentage of total assets	19%	12%	29%	23%

(1)	Equity investments have been placed in the 0-3 month category.

(2)	Repricing is based on anticipated call dates and may vary from contractual maturities.

(3)	Repricing is based on estimated average lives.

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

We have audited the accompanying consolidated balance sheets of West Coast Bancorp and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 8, 2007 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

DELOITTE & TOUCHE LLP

Portland, Oregon
February 8, 2007

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)	2006	2005
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$83,252	$75,737
Federal funds sold	10,062	12,625
Interest-bearing deposits in other banks	486	7
Total cash and cash equivalents	93,800	88,369
Trading assets	1,075	945
Investment securities available for sale, at fair value
(amortized cost: $329,142 and $294,382)	328,652	292,664
Loans held for sale	7,586	3,220
Loans	1,947,690	1,554,454
Allowance for loan losses	(23,017)	(20,469)
Loans, net	1,924,673	1,533,985
Premises and equipment, net	32,087	29,825
Goodwill	13,059	-
Core deposit intangible, net	1,973	180
Bank owned life insurance	21,718	19,734
Other assets	40,749	28,216
Total assets	$2,465,372	$1,997,138

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand deposits	$496,676	$456,760
Savings and interest-bearing demand deposits	986,196	827,909
Time deposits	523,480	364,793
Total deposits	2,006,352	1,649,462
Short-term borrowings	130,418	61,350
Long-term borrowings	57,991	83,100
Junior subordinated debentures	41,000	26,000
Other liabilities	28,729	20,103
Total liabilities	2,264,490	1,840,015

Commitments and contingent liabilities (Notes 10 and 20)

STOCKHOLDERS’ EQUITY:
Preferred stock: no par value, none issued;
10,000,000 shares authorized	-	-
Common stock: no par value, 50,000,000 shares
authorized; 15,585,882 and 14,691,586 shares issued
and outstanding, respectively	19,482	18,364
Additional paid-in capital	71,762	53,976
Retained earnings	109,952	87,611
Deferred compensation	-	(1,773)
Accumulated other comprehensive loss	(314)	(1,055)
Total stockholders’ equity	200,882	157,123
Total liabilities and stockholders’ equity	$2,465,372	$1,997,138

See notes to consolidated financial statements

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (In thousands, except per share amounts)	2006	2005	2004
INTEREST INCOME:
Interest and fees on loans	$136,193	$101,419	$79,903
Interest on taxable investment securities	10,840	8,201	9,819
Interest on nontaxable investment securities	2,897	2,719	3,070
Interest on deposits in other banks	109	88	75
Interest on federal funds sold	759	564	121
Total interest income	150,798	112,991	92,988

INTEREST EXPENSE:
Savings and interest-bearing demand	21,795	10,166	3,425
Time deposits	19,132	10,331	7,789
Short-term borrowings	3,356	543	371
Long-term borrowings	2,868	3,467	4,679
Junior subordinated debentures	2,775	1,923	1,851
Total interest expense	49,926	26,430	18,115
NET INTEREST INCOME	100,872	86,561	74,873
Provision for loan losses	2,733	2,175	2,260
Net interest income after provision for loan losses	98,139	84,386	72,613

NONINTEREST INCOME:
Service charges on deposit accounts	11,096	8,686	7,474
Payment systems related revenue	6,738	4,900	3,878
Trust and investment services revenue	5,480	5,151	4,558
Gains on sales of loans	2,962	3,046	3,906
Other	2,506	3,348	2,667
Loss on impairment of securities	-	(1,316)	-
Losses on sales of securities	(686)	(716)	(20)
Total noninterest income	28,096	23,099	22,463

NONINTEREST EXPENSE:
Salaries and employee benefits	47,240	40,606	36,297
Equipment	5,477	4,837	4,917
Occupancy	7,048	6,267	5,722
Payment systems related expense	2,378	1,739	1,449
Professional fees	2,484	2,984	2,314
Postage, printing and office supplies	3,558	2,833	2,616
Marketing	4,967	3,830	2,402
Communications	1,370	1,210	1,182
Other noninterest expense	7,143	8,328	6,472
Total noninterest expense	81,665	72,634	63,371

INCOME BEFORE INCOME TAXES	44,570	34,851	31,705
PROVISION FOR INCOME TAXES	15,310	11,011	9,697
NET INCOME	$29,260	$23,840	$22,008

Basic earnings per share	$1.95	$1.63	$1.48
Diluted earnings per share	$1.86	$1.55	$1.42

Weighted average common shares	15,038	14,658	14,849
Weighted average diluted shares	15,730	15,344	15,526

See notes to consolidated financial statements

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (Dollars in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,260	$23,840	$22,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,856	3,415	3,469
Amortization of tax credits	847	750	589
Deferred income tax (benefit) expense	427	1,719	1,405
Amortization of intangibles	435	339	346
Provision for loan losses	2,733	2,175	2,260
Federal Home Loan Bank stock dividend	-	(39)	(268)
Increase in interest receivable	(4,707)	(2,044)	(397)
(Increase) decrease in other assets	(6,945)	(4,513)	810
Loss on impairment of securities	-	1,316	-
Losses on sales of securities	686	716	20
Realized net gain on derivatives	(15)	(55)	(6)
Loss on sale of fixed assets	356	-	-
Gains on sale of loans	(2,962)	(3,046)	(3,906)
Origination of loans held for sale	(87,927)	(85,966)	(136,527)
Proceeds from sales of loans held for sale	86,523	88,498	142,456
Increase in interest payable	770	259	41
Increase in other liabilities	2,722	2,770	2,088
Increase in cash surrender value of bank owned life insurance	(819)	(849)	(823)
Stock based compensation expense	1,641	988	782
Tax benefit associated with stock options	-	1,255	1,348
Excess tax benefit from stock based compensation	(214)	-	-
Decrease (increase) in trading assets	(130)	13	33
Net cash provided by operating activities	26,537	31,541	35,728

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	51,180	30,903	99,738
Proceeds from sales of available for sale securities	33,163	49,253	8,982
Purchase of available for sale securities	(101,725)	(111,629)	(58,478)
Acquisition, net of cash received	6,915	-	-
Federal Home Loan Bank stock redemption	-	-	393
Investments in tax credits	(454)	(260)	(54)
Loans made to customers greater than principal collected on loans	(321,471)	(127,137)	(152,994)
Purchase of loans	-	-	(55,539)
Proceeds from the sales of fixed assets	619	-	-
Net capital expenditures	(5,864)	(3,726)	(4,858)
Net cash used in investing activities	(337,637)	(162,596)	(162,810)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest bearing transaction accounts	155,745	154,521	71,257
Net increase (decrease) in time deposits	115,598	22,232	(3,407)
Proceeds from issuance of junior subordinated debentures, net of costs	20,000	-	6,000
Redemption of junior subordinated debentures	(5,000)	-	-
Proceeds from issuance of long-term borrowings	5,400	22,600	50,000
Repayment of long-term borrowings	(32,100)	(25,000)	(42,500)
Net increase in short-term borrowings	61,029	19,568	36,755
Repurchase of common stock	(2,770)	(11,815)	(10,515)
Net proceeds from issuance of common stock	5,334	2,305	2,154
Excess tax benefit from stock based compensation	214	-	-
Dividends paid and cash paid for fractional shares	(6,919)	(5,841)	(5,312)
Net cash provided by financing activities	316,531	178,570	104,432

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	5,431	47,515	(22,650)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	88,369	40,854	63,504
CASH AND CASH EQUIVALENTS AT END OF YEAR	$93,800	$88,369	$40,854

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

						Accumulated
			Additional			Other
(Shares and Dollars in thousands)	Common Stock		Paid-In	Retained	Deferred	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (loss)	Total
BALANCE, January 1, 2004	15,076	$18,845	$66,462	$52,916	$(1,242)	$3,072	$140,053

Comprehensive income:
Net income	-	-	-	22,008	-	-	$22,008
Other comprehensive loss, net of tax:
Net unrealized investment/derivative losses	-	-	-	-	-	(2,664)	(2,664)
Other comprehensive loss, net of tax							(2,664)
Comprehensive income							$19,344
Cash dividends, $.36 per common share	-	-	-	(5,312)	-	-	(5,312)

Issuance of common stock-stock options	279	348	2,854	-	-	-	3,202
Redemption of stock pursuant to stock plans	(49)	(61)	(995)	-	69	-	(987)
Activity in Deferred Compensation Plan	(1)	(1)	(60)	-	-	-	(61)
Issuance of common stock-restricted stock	51	64	1,031	-	(1,095)	-	-
Amortization of deferred compensation restricted stock	-	-	-	-	782	-	782
Common stock repurchased and retired	(484)	(605)	(9,910)	-	-	-	(10,515)
Tax benefit associated with stock plans	-	-	1,348	-	-	-	1,348
BALANCE, December 31, 2004	14,872	18,590	60,730	69,612	(1,486)	408	147,854

Comprehensive income:
Net income	-	-	-	23,840	-	-	$23,840
Other comprehensive loss, net of tax:
Net unrealized investment/derivative losses	-	-	-	-	-	(1,463)	(1,463)
Other comprehensive loss, net of tax							(1,463)
Comprehensive income							$22,377
Cash dividends, $.40 per common share	-	-	-	(5,841)	-	-	(5,841)

Issuance of common stock-stock options	286	357	2,988	-	-	-	3,345
Redemption of stock pursuant to stock plans	(42)	(53)	(955)	-	31	-	(977)
Activity in Deferred Compensation Plan	(2)	(3)	(60)	-	-	-	(63)
Issuance of common stock-restricted stock	62	78	1,228	-	(1,306)	-	-
Amortization of deferred compensation restricted stock	-	-	-	-	988	-	988
Common stock repurchased and retired	(484)	(605)	(11,210)	-	-	-	(11,815)
Tax benefit associated with stock plans	-	-	1,255	-	-	-	1,255
BALANCE, December 31, 2005	14,692	18,364	53,976	87,611	(1,773)	(1,055)	157,123

Comprehensive income:
Net income	-	-	-	29,260	-	-	$29,260
Other comprehensive income, net of tax:
Net unrealized investment/derivative gains	-	-	-	-	-	741	741
Other comprehensive income, net of tax							741
Comprehensive income							$30,001
Cash dividends, $.45 per common share	-	-	-	(6,919)	-	-	(6,919)

Issuance of common stock-stock options	367	459	4,248	-	-	-	4,707
Redemption of stock pursuant to stock plans	(39)	(48)	(1,034)	-	-	-	(1,082)
Activity in Deferred Compensation Plan	(5)	(6)	(160)	-	-	-	(166)
Issuance of common stock-restricted stock	58	72	(72)	-	-	-	-
Transition adjustment for the adoption of SFAS 123(R)	-	-	(1,773)	-	1,773		-
Issuance of common stock-acquisition related	608	760	15,712				16,472
Common stock repurchased and retired	(95)	(119)	(2,651)	-	-	-	(2,770)
Stock based compensation expense	-	-	1,641	-	-	-	1,641
Tax benefit associated with stock plans	-	-	1,875	-	-	-	1,875
BALANCE, December 31, 2006	15,586	$19,482	$71,762	$109,952	$-	$(314)	$200,882

See notes to consolidated financial statements

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or “the Company”), which operates its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust and Totten, Inc., after elimination of intercompany transactions and balances. In accordance with Financial Accounting Standards Board Interpretation No. 46 (revised), “Consolidation of Variable Interest Entities,” (“FIN No. 46 (revised)”), West Coast Statutory Trust II, III, IV, V and VI are considered related parties to West Coast Bancorp and their financial results are not consolidated in West Coast Bancorp’s financial statements effective December 31, 2004.

     Nature of Operations. West Coast Bancorp’s activities include offering a full range of financial services through 59 branch offices in western Oregon and Washington. West Coast Trust provides fiduciary, agency, trust and related services, and life insurance products.

     Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one-day periods.

     Supplemental Cash Flow Information. The following table presents supplemental cash flow information for the years ended December 31, 2006, 2005 and 2004. See note 2, “Acquisition”, for additional information.

Year ended December 31 (Dollars in thousands)	2006	2005	2004
Supplemental cash flow information:
Cash paid in the year for:
Interest	$49,155	$26,171	$18,074
Income taxes	$14,119	$13,641	$6,358
Noncash investing and financing activities:
Change in unrealized gain (loss) on available for sale securities and derivatives, net of tax	$741	$(1,463)	$(2,664)
Dividends declared and accrued in other liabilities	$1,873	$1,550	$1,381
Stock issued for acquisition	$16,472	$-	$-

     Trading Assets. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Trading assets held at December 31, 2006 and 2005 are related solely to assets held in a Rabbi Trust for benefit of the Company’s deferred compensation plans.

     Investment Securities. Investment securities are classified as either available for sale or held to maturity. For purposes of computing gains and losses, cost of securities sold is determined using the specific identification method. Available for sale securities are carried at fair value with unrealized gains and losses, net of any tax effect, added to or deducted directly from stockholders’ equity. Held to maturity securities are carried at amortized cost. The Company does not have any held to maturity securities as of December 31, 2006 or 2005. The Company analyzes investment securities for other than temporary impairment on a periodic basis. Declines in fair value that are deemed other than temporary, if any, are reported in non-interest income.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Allowance for Loan Losses. The allowance for loan losses is based on management’s estimates. Management determines the adequacy of the allowance for loan losses based on evaluations of the loan portfolio, recent loss experience and other factors, including economic conditions. The Company determines the amount of the allowance for loan losses required for certain sectors based on relative risk characteristics of the loan portfolio. Actual losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known. The allowance for loan losses is increased by provisions for loan losses in operating earnings. Losses are charged to the allowance while recoveries are credited to the allowance.

     Premises and Equipment. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Land is carried at cost. The provision for depreciation is computed on the straight-line method over the estimated useful lives of the related assets. In general, furniture and equipment is booked with a useful life of 3 to 10 years, software and computer related equipment is booked for 3 to 5 years and buildings are booked for periods up to 40 years. Leasehold improvements are amortized over the life of the related lease, or the life of the related assets, whichever is shorter. Expenditures for major renovations and betterments of the Company’s premises and equipment are capitalized. Improvements are capitalized and depreciated over their estimated useful lives. Minor repairs, maintenance and improvements are charged to operations as incurred. When property is replaced or otherwise disposed of, the cost of such assets and the related accumulated depreciation are removed from their respective accounts. Related gain or loss, if any, is recorded in current operations.

     Servicing of Financial Assets. Bancorp originates loans under SBA loan programs. Bancorp periodically sells such loans, and retains servicing rights on the loans originated and sold. The fair value of the servicing rights are determined based upon discounted cash flow analysis and such servicing rights are being amortized in proportion to, and over the period of, estimated future net servicing income. The servicing rights are periodically evaluated for impairment. No impairment was recognized during 2006, 2005, or 2004.

     Goodwill and Intangible Assets. At December 31, 2006 Bancorp had $15.0 million in goodwill and other intangible assets. Goodwill and other intangibles with indefinite lives are periodically tested for impairment when impairment indicators exist, and at least once annually. If impairment was deemed to exist, the asset would be written down, with a charge to earnings.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

     Federal Home Loan Bank Stock. Included in investment securities available for sale is the Bank’s investment in Federal Home Loan Bank of Seattle (“FHLB”) stock and is carried at par value, which reasonably approximates its fair value. The Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. Stock redemptions are at the discretion of the FHLB.

     Operating Segments. Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, requires public enterprises to report certain information about their operating segments in the financial statements. The basis for determining the Company’s operating segments is the way in which management operates the businesses. Bancorp has identified two business segments, Banking and other which includes transactions of West Coast Trust. See Note 22, “Segment and related information” for more detail.

     Reclassifications. Certain amounts reported in prior years’ financial statements have been reclassified to conform to the current presentation. The effects of the reclassifications are not considered material.

     New Accounting Pronouncements. In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN 48”), “Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109.” FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return. FIN 48 is effective beginning in the first quarter of fiscal year 2007. Management does not expect that the provisions of FIN 48 will materially impact the Company’s results of operations or financial condition.

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement will be effective for financial statements issued by Bancorp for the year ended December 31, 2008. Management is currently evaluating the impact of this interpretation on the Company.

     Prior to January 1, 2006, the Company accounted for share-based compensation to employees under the intrinsic value method in Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees”. At January 1, 2006, Bancorp began recognizing compensation expense for stock options with the adoption of SFAS No. 123 (Revised), “Share-Based Payment,” as described in Note 18.

2. ACQUISITION

     On June 23, 2006, the Company completed a merger transaction in which it acquired Mid-Valley Bank (“Mid-Valley”), headquartered in Woodburn, Oregon. This acquisition was consistent with the Company’s strategy of expanding its operations and market share in Oregon and Washington. Mid-Valley had a similar focus on community banking, as well as commercial and agricultural lending, as West Coast Bank. The results of operations of Mid-Valley have been included in the Company’s consolidated financial statements since the acquisition date.

     The aggregate purchase price for the acquisition was $22.0 million which included cash of $5.0 million, direct merger costs of $.5 million, and approximately .6 million shares of common stock with an aggregate value of $16.5 million. The aggregate value of the common stock was calculated for this purpose using a $27.10 per share value based on the average closing price of Bancorp stock beginning two days prior to the acquisition announcement date of February 1, 2006, and ending two days after the announcement date. In addition, all outstanding options to purchase Mid-Valley stock were settled for cash payments totaling $3.6 million, which represented the aggregate difference between the transaction value of $19.19 per share of outstanding Mid-Valley stock and the exercise prices of the options.

     The transaction was accounted for under the purchase method of accounting, with Mid-Valley’s assets and liabilities being recorded at their estimated fair values. Mid-Valley’s allowance for loan losses was recorded at carrying value and contained no specific reserves. The purchase price in excess of the net fair value of the assets and liabilities acquired was recorded as goodwill. The amount of goodwill recorded was $13.1 million. The goodwill will not be tax deductible for federal income tax purposes because the transaction is treated as a tax free reorganization.

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

     The Company is amortizing the resulting core deposit intangible of $2.2 million using the sum of the years digits method over seven years. In periods subsequent to the acquisition date for up to one year, certain assets and liabilities may be adjusted as part of the allocation of the purchase price as revised estimates are finalized.

2. ACQUISITION (continued)

     The following unaudited adjusted pro forma financial information for the years ended December 31, 2006, and 2005 assumes that the Mid-Valley acquisition occurred as of January 1, 2005. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the Mid-Valley acquisition been consummated on the date indicated.

	Year ended December 31,
(In thousands, except per share amounts)	2006	2005
Net interest income	$103,166	$90,888
Provision for loan loss	2,733	2,339
Noninterest income	28,217	23,331
Noninterest expense	84,534	77,089
Income before income taxes	44,116	34,791
Provision for income taxes	15,213	10,953
Net income	$28,903	$23,838

Basic earnings per share	$1.89	$1.56
Diluted earnings per share	$1.80	$1.49

Weighted average common shares	15,322	15,266
Weighted average dilutive shares	16,015	15,952

3. INVESTMENT SECURITIES

     The following table presents the investment portfolio as of December 31, 2006 and 2005:

(Dollars in thousands)	AVAILABLE FOR SALE
December 31, 2006	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Government agency securities	$125,428	$377	$(350)	$125,455
Corporate securities	23,753	206	(74)	23,885
Mortgage-backed securities	85,675	88	(1,286)	84,477
Obligations of state and political subdivisions	75,670	534	(331)	75,873
Equity investments and other securities	18,616	556	(210)	18,962
Total	$329,142	$1,761	$(2,251)	$328,652

(Dollars in thousands)	AVAILABLE FOR SALE
December 31, 2005	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Government agency securities	$90,338	$126	$(947)	$89,517
Corporate securities	22,748	61	(124)	22,685
Mortgage-backed securities	96,066	88	(1,323)	94,831
Obligations of state and political subdivisions	69,986	876	(369)	70,493
Equity investments and other securities	15,244	11	(117)	15,138
Total	$294,382	$1,162	$(2,880)	$292,664

     Gross realized gains in 2006, 2005 and 2004 were $43,000, $0, and $75,000, respectively. Gross realized losses in 2006, 2005, and 2004 were $729,000, $2,032,000, and $95,000, respectively. Securities with a fair value of approximately $91.6 million and $68.3 million were pledged to secure public deposits at December 31, 2006 and 2005, respectively. At December 31, 2006 and December 31, 2005, Bancorp had no reverse repurchase agreements. Under regulatory guidelines, no outstanding mortgage-backed securities were classified as high risk at December 31, 2006 or 2005.

     The following table provides information on investment securities with 12 month or greater continuous unrealized losses as of December 31, 2006:

(Dollars in thousands)	Amortized cost of	Fair value of
December 31, 2006	securities with an	securities with an
	unrealized loss more than	unrealized loss more than	Unrealized
	12 continuous months	12 continuous months	Gross Losses
U.S. Government agency securities	$30,645	$30,322	$(323)
Corporate securities	$4,123	$4,061	$(62)
Mortgage-backed securities	56,187	54,942	(1,245)
Obligations of state and political subdivisions	10,851	10,629	(222)
Equity investments and other securities	2,000	1,943	(57)
Total	$103,806	$101,897	$(1,909)

     There were 73 investment securities with a 12 month or greater continuous unrealized loss in the investment portfolio at December 31, 2006, with a total unrealized loss of $1.9 million. There were 33 investment securities with a 12 month or greater continuous unrealized loss in the investment portfolio at December 31, 2005, with a total unrealized loss of $1.4 million. The increase in the unrealized loss on these securities was primarily due to an increase in interest rates subsequent to their purchase. At December 31, 2006, there were a total of 112 securities with unrealized losses totaling $2.3 million, while there were 112 securities with a total unrealized loss of $2.9 million at December 31, 2005. The unrealized loss on these securities was primarily due to changes in interest rates subsequent to their purchase. The value of most of our securities fluctuates as market interest rates change. The Company has the ability and intent to hold securities with unrealized losses until their values recover.

3. INVESTMENT SECURITIES (continued)

     The following table provides information on investment securities which have an unrealized loss and have been in an unrealized loss position for less than 12 months as of December 31, 2006:

(Dollars in thousands)	Amortized cost of	Fair value of
December 31, 2006	securities with an	securities with an
	unrealized loss less than	unrealized loss less than	Unrealized
	12 continuous months	12 continuous months	Gross Losses
U.S. Government agency securities	$28,180	$28,153	$(27)
Corporate securities	5,000	4,987	(13)
Mortgage-backed securities	7,345	7,305	(40)
Obligations of state and political subdivisions	16,114	16,005	(109)
Equity investments and other securities	3,014	2,861	(153)
Total	$59,653	$59,311	$(342)

     At March 31, 2005, the Company recorded an other-than-temporary impairment charge of approximately $1.3 million, pretax or $803,000, after tax, or $.05 per fully diluted share, related to declines in the value of Freddie Mac preferred stock held in the Company’s available for sale investment portfolio. The Company owns 100,000 shares of Freddie Mac Preferred Series L shares which were acquired November 5, 1999, at a cost of $5,000,000, which was also the book value of these securities as of March 31, 2005, prior to the impairment charge. The market value of the securities as of March 31, 2005 was $3,684,000, which is the current book value on these securities. As of December 31, 2006, the market value was $4,225,000. The rate at which interest accrues on these shares resets every five years, most recently on December 31, 2004. The current interest rate of 3.58% is fixed until December 31, 2009, at which time it will reset to the five year treasury rate. The shares may be called at each reset date.

4. MATURITIES OF INVESTMENT SECURITIES

     The follow table presents the maturities of the investment portfolio at December 31, 2006:

(Dollars in thousands)	Available for sale
December 31, 2006	Amortized cost	Fair value
U.S. Government agency securities:
One year or less	$10,792	$10,759
After one year through five years	97,505	97,593
After five through ten years	16,186	16,120
Due after ten years	945	983
	125,428	125,455
Corporate Securities:
One year or less	1,500	1,502
After one year through five years	4,072	4,050
After five through ten years	4,181	4,244
Due after ten years	14,000	14,089
Total	23,753	23,885

Obligations of state and political subdivisions:
One year or less	9,713	9,756
After one year through five years	25,144	25,291
After five through ten years	30,623	30,708
Due after ten years	10,190	10,118
Total	75,670	75,873

Sub-total	224,851	225,213

Mortgage-backed securities	85,675	84,477
Equity investments and other securities	18,616	18,962
Total securities	$329,142	$328,652

     Mortgage-backed securities, including collateralized mortgage obligations and asset-backed securities, have maturities that will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

     The following table presents the loan portfolio as of December 31, 2006 and 2005:

(Dollars in thousands)	December 31,
	2006	2005
Commercial loans	$463,188	$364,604
Real estate – construction	365,954	210,828
Real estate – mortgage	287,495	242,015
Real estate – commercial	804,865	709,176
Installment and other consumer	26,188	27,831
Total loans	1,947,690	1,554,454
Allowance for loan losses	(23,017)	(20,469)
Total loans, net	$1,924,673	$1,533,985

     The following is an analysis of the changes in the allowance for loan losses:

(Dollars in thousands)	Year Ending December 31,
	2006	2005	2004
Balance, beginning of period	$20,469	$18,971	$18,131
Provision for loan loss	2,733	2,175	2,260
Losses charged to the allowance	(1,921)	(1,624)	(2,374)
Recoveries credited to the allowance	849	947	954
Allowance for loan losses, from acquisition	887	-	-
Balance, end of period	$23,017	$20,469	$18,971

     Loans, on which the accrual of interest has been discontinued, amounted to approximately $1.5 million, $1.1 million and $1.8 million at December 31, 2006, 2005, and 2004, respectively. Interest income foregone on non-accrual loans was approximately $131,000, $73,000 and $204,000 in 2006, 2005, and 2004, respectively.

     At December 31, 2006 and 2005, Bancorp’s recorded investment in certain loans that were considered to be impaired was $6.2 million and $5.1 million, respectively. Of these impaired loans, $2.5 million and $4.1 million had a specific related valuation allowance of $1.2 million and $.9 million, respectively, while $3.7 million and $1.0 million did not require a specific valuation allowance at the same dates. The balance of the allowance for loan losses in excess of these specific reserves is available to absorb the inherent losses from all loans in the portfolio. The average recorded investment in impaired loans for the years ended December 31, 2006, 2005, and 2004 was approximately, $3.8 million, $4.4 million and $3.6 million, respectively. For the years ended December 31, 2006, 2005 and 2004, interest income recognized on impaired loans totaled $220,000, $272,000, and $187,000, respectively, all of which was recognized on a cash basis.

     The Bank makes commercial, residential and consumer loans to customers primarily throughout Oregon and Washington. Although the Bank has a diversified loan portfolio, a substantial portion of the portfolio belongs to debtors whose ability to honor their contracts is dependent upon the economies of Oregon and/or Washington.

6. PREMISES AND EQUIPMENT

     Premises and equipment consists of the following:

(Dollars in thousands)	December 31,
	2006	2005
Land	$4,465	$4,796
Buildings and improvements	26,760	25,622
Furniture and equipment	28,478	26,182
Construction in progress	1,413	269
	61,116	56,869
Accumulated depreciation	(29,029)	(27,044)
Total	$32,087	$29,825

     Depreciation included in occupancy and equipment expense amounted to $3.6 million, $3.0 million, and $2.9 million for the years ended December 31, 2006, 2005, and 2004, respectively. The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists.

7. GOODWILL AND INTANGIBLE ASSETS

     The following table summarizes the changes in Bancorp’s goodwill and core deposit intangible asset for the years ended December 31, 2006 and 2005.

(Dollars in thousands)			Core deposit
	Goodwill		intangible
Balance, January 1, 2005		$-	$519
Additions		-	-
Amortization		-	(339)
Balance, December 31, 2005	$		$180
Additions		13,059	2,228
Amortization		-	(435)
Balance, December 31, 2006		$13,059	$1,973

     Acquired goodwill and core deposit intangible is related to the acquisition of Mid-Valley Bank.

     The following table presents the forecasted core deposit intangible asset amortization expense for 2007 through 2011 and includes deposit intangibles acquired prior to the Mid-Valley acquisition.

(Dollars in thousands)	Full year
expected
Year	amortization
2007	$541
2008	438
2009	358
2010	279
2011	199

8. BORROWINGS

     The following table summarizes Bancorp’s borrowings for the years ended December 31, 2006 and 2005.

(Dollars in thousands)	December 31,
	2006	2005
Short-term borrowings-
FHLB advances	$130,418	$61,350
Long-term borrowings-
FHLB advances	57,991	83,100
Total borrowings	$188,409	$144,450

     Short-term borrowings consist of FHLB advances. Bancorp had no outstanding Federal Funds purchased or reverse repurchase agreements at December 31, 2006 and 2005.

     Long-term borrowings at December 31, 2006 consist of notes with fixed maturities and putable advances with the FHLB totaling $58.0 million. Total long-term borrowings with fixed maturities were $53.0 million with rates ranging from 3.13% to 5.43%. Bancorp’s putable advances total $5.0 million with an original term of five years at a rate of 3.36%, quarterly put options if LIBOR exceeds 6% and a final maturity in June 2009. Principal payments due at maturity on Bancorp’s long-term borrowings at December 31, 2006 are $15.0 million in 2008, $20.0 million in 2009, $22.6 million in 2010, and $.4 million in 2011, with no balances due thereafter.

     Long-term borrowings at December 31, 2005 consisted of notes with fixed maturities, balloon payments and putable advances with the FHLB totaling $83.1 million. Total long-term borrowings with fixed maturities were $78.1 million with rates ranging from 2.88% to 5.63% Bancorp’s putable advances total $5.0 million with an original term of five years at a rate of 3.36%, quarterly put options if LIBOR exceeds 6% and a final maturity in June 2009.

     FHLB advances are collateralized as provided for in the advance, pledge and security agreements with the FHLB, by certain security investments and mortgage-backed securities, stock owned by Bancorp including deposits at the FHLB and certain qualifying loans. At December 31, 2006 the Company had additional borrowing capacity available of $118.2 million at the FHLB.

9. JUNIOR SUBORDINATED DEBENTURES

     At December 31, 2006, five wholly-owned subsidiary grantor trusts established by Bancorp had issued and sold $41 million of pooled Trust Preferred Securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture. The trusts used all of the net proceeds from each sale of trust preferred securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures and may be subject to earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table is a summary of current trust preferred securities at December 31, 2006:

(Dollars in thousands)
		Preferred
		security			Rate at
Issuance Trust	Issuance date	amount	Rate type (1)	Initial rate	12/31/06	Maturity date
West Coast Statutory Trust II	June 2002	$7,500	Variable	5.34%	8.82%	June 2032
West Coast Statutory Trust III	September 2003	$7,500	Fixed	6.75%	6.75%	September 2033
West Coast Statutory Trust IV	March 2004	$6,000	Fixed	5.88%	5.88%	March 2034
West Coast Statutory Trust V	April 2006	$15,000	Variable	6.51%	6.79%	June 2036
West Coast Statutory Trust VI	December 2006	$5,000	Variable	7.04%	7.04%	December 2036

     The total amount of trust preferred securities outstanding at December 31, 2006, was $41 million. The interest rates on the trust preferred securities issued in June 2002, April 2006, and December 2006 reset quarterly and are tied to the London Interbank Offered Rate (“LIBOR”) rate. In connection with the variable rate offering for West Coast Statutory Trust II, Bancorp entered into a swap agreement that will result in a fixed interest rate on the security for five years, equal to 8.14%. The Company has the right to redeem the debentures of the June 2002 issuance in June 2007; the September 2003 issuance in September 2008; the March 2004 issuance in March 2009; the April 2006 issuance in June 2011, and the December 2006 issuance in December 2011.

     With the adoption of FIN No. 46 (revised), Bancorp deconsolidated the three grantor trusts as of December 31, 2003. As a result, the junior subordinated debentures issued by Bancorp to the grantor trusts, totaling $41 million, are reflected in our consolidated balance sheet in the liabilities section at December 31, 2006 and 2005, under the caption “junior subordinated debentures.” Bancorp records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. Bancorp recorded $1.3 and $.8 million in other assets in the consolidated balance sheet at December 31, 2006 and 2005, respectively, for the common capital securities issued by the issuer trusts.

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

10. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases land and office space under 52 leases, of which 49 are long-term operating leases that expire between 2007 and 2022. At the end of most of the respective lease terms, Bancorp has the option to renew the leases at fair market value. At December 31, 2006, minimum future lease payments under these leases and other operating leases were:

(Dollars in thousands)	Minimum Future
Year	Lease Payments
2007	$3,270
2008	3,209
2009	3,000
2010	2,628
2011	2,443
Thereafter	12,993
Total	$27,543

     Rental expense for all operating leases was $3.0 million, $2.6 million, and $2.4 million for the years ended December 31, 2006, 2005, and 2004, respectively.

     Included in "other liabilities" is a reserve in the amount of $1.4 million for management’s estimate of loss exposure with respect to a legal matter, of which $.3 million was incurred in the fourth quarter of 2006. Should Bancorp ultimately be determined to be liable in this matter, Bancorp believes there is a remote possibility that it could incur a liability materially in excess of the reserve.

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

11. INCOME TAXES

     The provision for income taxes for the last three years consisted of the following:

(Dollars in thousands)	Year ended December 31,
	2006	2005	2004
Current
Federal	$13,009	$8,510	$6,977
State	1,874	782	1,315
	14,883	9,292	8,292
Deferred
Federal	369	1,489	1,217
State	58	230	188
	427	1,719	1,405
Total
Federal	13,378	9,999	8,194
State	1,932	1,012	1,503
Total	$15,310	$11,011	$9,697

11. INCOME TAXES (continued)

     Net deferred taxes are included in other assets on the Company’s balance sheet. The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2006 and 2005 are presented below:

(Dollars in thousands)	December 31,
	2006	2005
Deferred tax assets:
Allowance for loan losses	$8,845	$8,042
Net unrealized loss on investments
available for sale	193	675
Net unrealized loss on
derivatives-Swap	11	9
Deferred employee benefits	1,293	1,273
Loss on impairment of securities	506	517
Stock option and restricted stock	320	295
Other	976	350
Total deferred tax assets	12,144	11,161

Deferred tax liabilities:
Accumulated depreciation	1,437	1,485
Loan origination costs	2,420	2,096
Federal Home Loan Bank stock dividends	1,826	1,860
Intangible assests	645	40
Other	457	269
Total deferred tax liabilities	6,785	5,750
Net deferred tax assets	$5,359	$5,411

     Based on historical performance, the Company believes it is more likely than not that the net deferred tax assets at December 31, 2006 and 2005 will be used to reduce future taxable income and therefore no valuation allowance associated with deferred tax assets has been established at December 31, 2006 and 2005.

     The effective tax rate varies from the federal income tax statutory rate. The reasons for the variance are as follows:

(Dollars in thousands)	Year ended December 31,
	2006	2005	2004
Expected federal income tax provision (1)	$15,599	$12,198	$11,097
State income tax, net of federal income tax effect	1,256	658	977
Interest on obligations of state and political subdivisions
exempt from federal tax	(1,068)	(973)	(1,078)
Investment tax credits	(521)	(521)	(520)
Bank owned life insurance	(286)	(291)	(277)
Stock options	186	-	-
Other, net	144	(60)	(502)
Total	$15,310	$11,011	$9,697
(1) Federal income tax provision applied at 35%.

12. STOCKHOLDERS’ EQUITY AND REGULATORY REQUIREMENTS

     Authorized capital of Bancorp includes 10,000,000 shares of Preferred Stock no par value, none of which were issued at December 31, 2006, or 2005.

     In July 2000, Bancorp announced a stock repurchase program that was expanded in September 2000, June 2001, September of 2002 and again in April of 2004. Under this plan, the Company can purchase up to 3.88 million shares of the Company’s common stock. The Company intends to use existing funds and/or long-term borrowings to finance the repurchases. Total shares available for repurchase under this plan are 257,000 at December 31, 2006. The following table presents information with respect to Bancorp’s July 2002 stock repurchase program.

			Average cost per
(Shares and dollars in thousands)	Shares repurchased in period	Cost of shares repurchased	share
Year ended 2000	573	$5,264	$9.19
Year ended 2001	534	6,597	12.35
Year ended 2002	866	13,081	15.11
Year ended 2003	587	10,461	17.81
Year ended 2004	484	10,515	21.73
Year ended 2005	484	11,815	24.41
Year ended 2006	95	2,770	29.16
Plan to date total	3,623	$60,503	$16.70

     The Federal Reserve and Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and member banks. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and its significant bank subsidiaries must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off-balance sheet items. The Federal Reserve and FDIC risk based capital guidelines require banks and bank holding companies to have a ratio of Tier 1 capital to total risk weighted assets of at least 4%, and a ratio of total capital to total risk weighted assets of 8% or greater. In addition, the leverage ratio of Tier 1 capital to total average assets less intangibles is required to be at least 3%. Well capitalized guidelines require banks and bank holding companies to maintain Tier 1 capital of at least 6%, total risk based capital of at least 10% and a leverage ratio of at least 5%. Bancorp and its bank subsidiary’s capital components, classification, risk weightings and other factors are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain action by regulators that, if undertaken, could have a material effect on Bancorp’s financial statements. As of December 31, 2006, Bancorp and its subsidiary bank are considered “Well Capitalized” under current risk based capital regulatory guidelines. Management believes that no events or changes in conditions have subsequently occurred which would significantly change Bancorp’s capital position. Under the restrictions of maintaining adequate minimum capital, as of December 31, 2006, the Bank could have declared dividends totaling $51.4 million without obtaining prior regulatory approval.

     The following table presents selected risk adjusted capital information as of December 31, 2006 and 2005:

	2006				2005
			Amount	Percent			Amount	Percent
			Required For	required for			Required For	required for
			Minimum	Minimum			Minimum	Minimum
			Capital	Capital			Capital	Capital
(Dollars in thousands)	Actual		Adequacy	Adequacy	Actual		Adequacy	Adequacy
	Amount	Ratio	Amount		Amount	Ratio	Amount
Tier 1 Capital
West Coast Bancorp	$227,165	9.85%	$92,277	4%	$183,935	9.97%	$73,826	4%
West Coast Bank	212,446	9.22%	92,156	4%	174,212	9.45%	73,752	4%

Total Capital
West Coast Bancorp	$250,406	10.85%	$184,555	8%	$204,404	11.07%	$147,652	8%
West Coast Bank	235,688	10.23%	184,311	8%	194,681	10.56%	147,504	8%

Leverage Ratio
West Coast Bancorp	$227,165	9.64%	$70,721	3%	$183,935	9.42%	$58,579	3%
West Coast Bank	212,446	9.01%	70,701	3%	174,212	8.92%	58,560	3%

13. BALANCES WITH THE FEDERAL RESERVE BANK

     The Bank is required to maintain cash reserves or deposits with the Federal Reserve equal to a percentage of reservable deposits. The average required reserves for the Bank were $4.9 million and $4.7 million during December 31, 2006 and 2005, respectively.

14. EARNINGS PER SHARE

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

	Weighted Average
(Dollars and shares in thousands)	Net Income	Shares	Per Share Amount
	For the year ended December 31, 2006
Basic earnings	$29,260	15,038	$1.95
Stock options		648
Restricted stock		44
Diluted earnings	$29,260	15,730	$1.86

	For the year ended December 31, 2005
Basic earnings	$23,840	14,658	$1.63
Stock options		642
Restricted stock		44
Diluted earnings	$23,840	15,344	$1.55

	For the year ended December 31, 2004
Basic earnings	$22,008	14,849	$1.48
Stock options		637
Restricted stock		40
Diluted earnings	$22,008	15,526	$1.42

Bancorp, for the periods reported, had no reconciling items between net income and income available to common stockholders. There were no shares having an antidilutive effect on earnings per share in 2006, 2005, and 2004.

15. COMPREHENSIVE INCOME

     The following table displays the components of other comprehensive income for the last three years:

(Dollars in thousands)	Year ended December 31,
	2006	2005	2004
Net income as reported	$29,260	$23,840	$22,008

Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising during the year	541	(4,713)	(4,789)
Tax (provision) benefit	(213)	1,852	1,866
Unrealized holding gains (losses) arising during the year, net of tax	328	(2,861)	(2,923)

Unrealized (losses) gains on derivatives- cash flow hedges	(6)	270	408
Tax benefit (provision)	2	(106)	(160)
Unrealized (losses) gains on derivatives- cash flow hedges, net of tax	(4)	164	248

Less: Reclassification adjustment for impairment and
losses on sales of securities	686	2,032	20
Tax benefit	(269)	(798)	(9)
Net realized losses, net of tax	417	1,234	11

Total comprehensive income	$30,001	$22,377	$19,344

16. TIME DEPOSITS

     Included in time deposits are deposits in denominations of $100,000 or greater, totaling $250.5 million and $167.3 million at December 31, 2006 and 2005, respectively. Interest expense relating to time deposits in denominations of $100,000 or greater was $9.8 million, $5.2 million and $3.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. Maturity amounts on Bancorp’s time deposits include $482.8 million in 2007, $22.1 million in 2008, $10.9 million in 2009, $4.3 million in 2010, and $3.3 million in 2011, with $.1 million due thereafter. Included in the maturity amounts are $1.6 million in variable rate time deposits that reprice monthly with maturities in the first quarter of 2007.

17. EMPLOYEE BENEFIT PLANS

     West Coast Bancorp employee benefits include a plan established under section 401(k) of the Internal Revenue Code for certain qualified employees (the “401(k) plan”). Employee contributions up to 100 percent of salaries under the Internal Revenue Code guidelines can be made under the 401(k) plan, of which Bancorp matches 50 percent of the employees’ contributions up to a maximum of 3 percent of the employees’ eligible compensation. Bancorp may also elect to make discretionary contributions to the plan. Employees vest immediately in their own contributions and earnings thereon and vest in Bancorp’s contributions over five years of eligible service. In 2005 Bancorp made a Qualified Non-Elective Contribution in the amount of $700 per full-time employee, excluding certain executive officers, prorated for part time employees with immediate vesting. Bancorp’s 401k related expenses totaled $.82 million, $1.17 million and $.67 million for 2006, 2005, and 2004, respectively, of which $0, $.4 million, and $0, respectively, were discretionary.

     Bancorp provides separate non-qualified deferred compensation plans for directors and executive officers (collectively, “Deferred Compensation Plans”) as supplemental benefit plans which permit directors and selected officers to elect to defer receipt of all or any portion of their future salary, bonus or directors’ fees, including with respect to officers, amounts they otherwise might not be able to defer under the 401(k) plan due to specified Internal Revenue Code restrictions on the maximum deferral that may be allowed under that plan. Under the plans, an amount equal to compensation being deferred by participants is placed in a rabbi trust, the assets of which are available to Bancorp’s creditors, and invested consistent with the participants’ direction among a variety of investment alternatives. A deferred compensation liability of $2.5 million was accrued as of December 31, 2006, compared to $2.1 million at December 31, 2005.

     Bancorp has multiple supplemental executive retirement agreements with former and current executives. The following table reconciles the accumulated liability for the benefit obligation of these agreements:

(Dollars in thousands)	Year ended December 31,
	2006	2005
Beginning balance	$1,371	$866
Benefit expense	677	575
Benefit payments	(70)	(70)
Ending balance	$1,978	$1,371

     Bancorp’s obligations under supplemental executive retirement agreements are unfunded plans and have no plan assets. The benefit obligation represents the vested net present value of future payments to individuals under the agreements. Bancorp’s benefit expense, as specified in the agreements for the entire year 2007, is expected to be $.3 million. The benefits expected to be paid are presented in the following table:

(Dollars in thousands)
Benefits expected to
be paid
2007	$63
2008	127
2009	236
2010	201
2011	190
2012 through 2016	915

18. STOCK PLANS

     At December 31, 2006, Bancorp had multiple stock option plans. Bancorp’s stock option plans include the 2002 Stock Incentive Plan (“2002 Plan”), the 1999 Stock Option Plan (“1999 Plan”), the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (“1991 Plan”), and the 1995 Directors Stock Option Plan (“1995 Plan”). No additional grants may be made under plans other than the 2002 Plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options and restricted stock awards for up to 1.9 million shares, of which .52 million shares remain available for issue, of which .25 million may be allocated to restricted stock awards.

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

     The following table presents information on stock options outstanding for the periods shown.

		2006		2005		2004
	2006 Common	Weighted	2005 Common	Weighted	2004 Common	Weighted
	Shares	Avg. Ex. Price	Shares	Avg. Ex. Price	Shares	Avg. Ex. Price
Balance, beginning of year	1,693,135	$14.80	1,777,854	$13.61	1,868,798	$12.48
Granted	157,775	27.65	217,475	20.76	196,550	21.44
Exercised	(366,893)	12.83	(285,944)	11.70	(278,718)	11.49
Forfeited	(13,981)	21.71	(16,250)	19.06	(8,776)	15.23
Balance, end of year	1,470,036	$16.61	1,693,135	$14.80	1,777,854	$13.61
Exercisable, end of year	1,151,694		1,392,283		1,340,974

     As of December 31, 2006, outstanding stock options consist of the following:

			Options	Weighted Avg.	Weighted Avg.	Options	Weighted Avg.
Exercise Price Range			Outstanding	Exercise Price	Remaining Life	Exercisable	Exercise Price
$8.44	-	$12.27	419,485	$10.46	3.70	419,485	$10.46
12.50	-	16.24	487,214	14.98	4.89	487,214	14.98
16.49	-	21.32	392,187	20.58	7.20	226,519	20.32
21.92	-	34.13	171,150	27.24	9.20	18,476	25.80
Total			1,470,036	$16.61	5.67	1,151,694	$14.55

18. STOCK PLANS (continued)

     The average fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. The following table presents the assumptions used in the fair value calculation:

	Non-Qualified Director Options			Employee Options
	2006	2005	2004	2006	2005	2004
Risk Free interest rates	4.95%	3.88%	3.02%	4.35%-5.13%	3.82%-4.46%	3.03%
Expected dividend	1.64%	1.75%	1.67%	1.44%-1.65%	1.52%-1.75%	1.67%
Expected lives, in years	4	4	4	4	4	4
Expected volatility	23%	24%	23%	23%	24%	23%
Fair value of options granted	6.12	4.32	4.07	6.15	4.35	4.10

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Year ended	Year ended
(Dollars in thousands, except share and per share data)	December 31, 2006	December 31, 2005
Intrinsic value of options exercised in the period	$6,227	$3,904

Stock options fully vested and expected to vest:
Number	1,453,658	1,689,973
Weighted avg. exercise price	$16.51	$14.79
Aggregate intrinsic value	$26,350	$19,703
Weighted avg. contractual term of options	5.7 years	5.9 years

Stock options vested and currently exercisable
Number	1,151,694	1,392,283
Weighted avg. exercise price	$14.55	$13.68
Aggregate intrinsic value	$23,132	$17,775
Weighted avg. contractual term of options	4.9 years	5.4 years

     Bancorp grants restricted stock periodically as a part of the 2002 Plan for the benefit of employees and directors. At December 31, 2006, there were 288,000 shares authorized for restricted stock grants under this plan and 250,000 shares remained available for restricted stock grants. Restricted stock grants are made at the discretion of the Board of Directors, except with regard to grants to Bancorp’s Section 16 officers, which are made at the discretion of the Board’s Compensation & Personnel Committee. Compensation expense for restricted stock is based on the market price of the Company stock at the time of the grant and amortized on a straight-line basis over the vesting period which is currently one, three or four years for all grants issued. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. The restriction is based upon continuous service. Restricted stock consists of the following for the years ended December 31, 2006, 2005 and 2004:

		Average		Average		Average
	2006 Restricted	Market Price	2005 Restricted	Market Price	2004 Restricted	Market Price
	Shares	at Grant	Shares	at Grant	Shares	at Grant
Balance, beginning of year	123,027		107,271		104,250
Granted	57,840	$27.67	62,050	$21.05	51,007	$21.46
Forfeited/vested	(57,121)		(46,294)		(47,986)
Balance, end of year	123,746		123,027		107,271

18. STOCK PLANS (continued)

     The balance of unearned compensation related to these restricted shares as of December 31, 2006 and 2005 was $2.3 million and $1.8 million, respectively. Total compensation and professional expense recognized for the restricted shares granted to employees and directors was $1.0 million, $1.0 million and $.8 million in 2006, 2005 and 2004, respectively.

     It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock, rather than issue treasury shares. Bancorp expenses stock options on a straight line basis over the options’ related vesting term. For the 12 months ended December 31, 2006, Bancorp recognized pre-tax compensation expense related to stock options and restricted stock of $.6 million and $1.0 million, respectively. The following table illustrates the effect on net income and earnings per share if the fair value based method established in SFAS 123R had been applied to all outstanding and unvested awards prior to the adoption SFAS 123R.

(Dollars in thousands, except per share data)	Year ended December 31
	2005	2004
Net income, as reported	$23,840	$22,008
Add: Restricted stock compensation expense included
in reported net income, net of related tax effects	603	477
Deduct: Total stock-based compensation expense
including both restricted stock and stock options,
determined under fair value based method,
net of related tax effects	(1,294)	(1,048)
Pro forma net income	$23,149	$21,437

Earnings per share:
Basic-as reported	$1.63	$1.48
Basic-proforma	$1.58	$1.44

Diluted-as reported	$1.55	$1.42
Diluted-proforma	$1.51	$1.38

19. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     Bank owned life insurance - The carrying amount is the cash surrender value of all policies.

     Deposit Liabilities - The fair value of demand deposits, savings accounts and other deposits is the amount payable on demand at the reporting date. The fair value of time deposit is estimated using the rates currently offered for deposits of similar remaining maturities.

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

19. FAIR VALUES OF FINANCIAL INSTRUMENTS (Continued)

       The estimated fair values of financial instruments at December 31, 2006 are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$93,800	$93,800
Trading assets	1,075	1,075
Investment securities	328,652	328,652
Net loans (net of allowance for loan losses and including loans held for sale)	1,932,259	1,930,906
Bank owned life insurance	21,718	21,718

Derivative instruments - Swaps	27	27

FINANCIAL LIABILITIES:
Deposits	$2,006,352	$2,003,977
Short-term borrowings	130,418	130,418
Long-term borrowings	57,991	56,529

Junior subordinated debentures-variable	20,000	20,000
Junior subordinated debentures-fixed	21,000	20,717

The estimated fair values of financial instruments at December 31, 2005 are as follows:

FINANCIAL ASSETS:
Cash and cash equivalents	$88,369	$88,369
Trading assets	945	945
Investment securities	292,664	292,664
Net Loans (net of allowance for loan losses and including loans held for sale)	1,537,205	1,529,826
Bank owned life insurance	19,734	19,734

Derivative instruments - Swaps	9	9

FINANCIAL LIABILITIES:
Deposits	$1,649,462	$1,645,727
Short-term borrowings	61,350	61,350
Long-term borrowings	83,100	80,823

Junior subordinated debentures-variable	12,500	12,500
Junior subordinated debentures-fixed	13,500	13,946

20. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK

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

     The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. As of December 31, 2006, outstanding commitments consist of the following:

(Dollars in thousands)	Contract or	Contract or
	Notional Amount	Notional Amount
Financial instruments whose contract amounts represent credit risk:	2006	2005
Commitments to extend credit
Real estate secured for commercial construction or land development	$307,494	$202,586
Revolving open-end lines secured by 1-4 family residential properties	172,296	145,422
Credit card lines	-	-
Other	469,725	391,040
Standby letters of credit and financial guarantees	6,837	4,724
Account overdraft protection instruments	32,714	30,535
Total	$989,066	$774,307

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

     Interest rates on residential one- to -four family mortgage loan applications are typically rate locked during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days. These loans are locked with various qualified investors under a best-efforts delivery program. The Company makes every effort to deliver these loans before their rate locks expire. This arrangement generally requires the Bank to deliver the loans prior to the expiration of the rate lock. Delays in funding the loans may require a lock extension. The cost of a lock extension at times is borne by the borrower and at times by the Bank. These lock extension costs paid by the Company are not expected to have a material impact to operations. This activity is managed daily.

20. FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK (continued)

     Financial instruments held or issued for asset and liability management purposes.

     Bancorp currently uses a single interest-rate swap to convert a variable rate trust preferred security to a fixed rate. The swap was entered into concurrently with the issuance of the trust preferred security. The swap is accounted for as a cash flow hedge under SFAS No. 133. The swap possesses a term equal to the non-callable term of the trust preferred security, with a fixed pay rate and a receive rate indexed to the rate paid on the trust preferred security and a notional amount equal to the amount of the trust preferred security being hedged. The specific term and notional amount of the swap exactly matches that of the trust preferred security being hedged with the exception that the trust preferred security has an interest rate cap of 12.5%. As such the swap is not considered to be 100% effective and changes in the fair value of the hedge are recorded in other comprehensive income and the measure of the ineffective portion is recorded in other expense on the statements of income. For the year ended December 31, 2006, the income recognized for hedge ineffectiveness was $24,000, while in 2005 the income recognized was $92,000. In 2004, the expense recognized for hedge ineffectiveness was $14,000. The floating rate combined with the cash flow hedge, created a synthetic fixed rate debt instrument. The unrealized gain on the cash flow hedge approximated the unrealized gain the Company would have incurred if it had issued a fixed rate debt instrument.

     The total notional amount of the swap is $7.5 million at December 31, 2006 expiring June 2007. The Company expects to use the swap as a hedge of the related debt until the first call date, which is June 2007. The periodic settlement date of the swap results in reclassifying as earnings the gains or losses that are reported in accumulated other comprehensive income. The estimated amount of existing unrealized gains that will be reclassified into earnings in 2007 is approximately $16,000. The fair value of Bancorp’s swap recorded in other assets was $27,000 at December 31, 2006. The fair value of Bancorp’s swaps recorded in other assets was $9,000 at December 31, 2005.

21. PARENT COMPANY ONLY FINANCIAL DATA

     The following sets forth the condensed financial information of West Coast Bancorp on a stand-alone basis:

WEST COAST BANCORP
UNCONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)	2006	2005
Assets:
Cash and cash equivalents	$5,716	$3,437
Investment in subsidiaries	230,425	176,377
Other assets	9,682	6,241
Total assets	$245,823	$186,055

Liabilities and stockholders’ equity:
Junior subordinated debentures	$41,000	$26,000
Other liabilities	3,941	2,932
Total liabilities	44,941	28,932
Stockholders’ equity	200,882	157,123
Total liabilities and stockholders’ equity	$245,823	$186,055

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (Dollars in thousands)	2006	2005	2004
Income:
Cash dividends from Bank	$7,000	$17,787	$2,000
Other income	65	15	12
Total income	7,065	17,802	2,012
Expenses:
Interest expense	2,774	3,215	1,435
Other expense	650	533	197
Total expense	3,424	3,748	1,632
Income before income taxes and equity in undistributed
earnings of the subsidiaries	3,641	14,054	380
Income tax benefit	1,310	1,456	632
Net income before equity in undistributed earnings
of the subsidiaries	4,951	15,510	1,012
Equity in undistributed earnings of the bank	24,309	8,330	20,996
Net income	$29,260	$23,840	$22,008

21. PARENT COMPANY ONLY FINANCIAL DATA (continued)

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (Dollars in thousands)	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$29,260	$23,840	$22,008
Adjustments to reconcile net income to net cash
provided by operating activities:
Undistributed earnings of subsidiaries	(24,309)	(8,330)	(20,996)
Increase in other assets	(3,441)	(4,788)	(834)
Increase (decrease) in other liabilities	1,009	(116)	2,775
Tax benefit associated with stock options	-	(1,255)	(1,348)
Net cash provided by operating activities	2,519	9,351	1,605

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Mid-Valley Bank stock	(5,009)	-	-
Capital contribution to subsidiaries	(7,500)	-	-
Net cash used in investing activities	(12,509)	-	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of junior subordinated notes	20,000	-	6,000
Redemption from maturity of junior subordinated notes	(5,000)
Net proceeds from issuance of common stock	5,334	3,560	3,504
Repurchase of common stock	(2,770)	(11,815)	(10,515)
Dividends paid and cash paid for fractional shares	(6,919)	(5,841)	(5,312)
Other, net	1,624	988	1,398
Net cash provided by (used in) financing activities	12,269	(13,108)	(4,925)

Net increase (decrease) in cash and cash equivalents	2,279	(3,757)	(3,320)
Cash and cash equivalents at beginning of year	3,437	7,194	10,514
Cash and cash equivalents at end of year	$5,716	$3,437	$7,194

22. SEGMENT AND RELATED INFORMATION

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

     Summarized financial information concerning Bancorp’s reportable segments and the reconciliation to Bancorp’s consolidated results is shown in the following table. The “Other” column includes West Coast Trust’s operations and holding company related items including activity relating to trust preferred securities. Investment in subsidiaries is netted out of the presentations below. The “Intercompany” column identifies the intercompany activities of revenues, expenses and other assets, between the “Banking” and “Other” segment.

	As of and for the year ended
(Dollars in thousands)	December 31, 2006
	Banking	Other	Intercompany	Consolidated
Interest income	$150,706	$92	$-	$150,798
Interest expense	47,151	2,775	-	49,926
Net interest income (expense)	103,555	(2,683)	-	100,872
Provision for loan losses	2,733	-	-	2,733
Noninterest income	25,733	3,243	(880)	28,096
Noninterest expense	79,065	3,480	(880)	81,665
Income (loss) before income taxes	47,490	(2,920)	-	44,570
Provision (benefit) for income taxes	16,449	(1,139)	-	15,310
Net income (loss)	$31,041	$(1,781)	$-	$29,260

Depreciation and amortization	$3,685	$171	$-	$3,856
Assets	$2,460,705	$12,134	$(7,467)	$2,465,372
Goodwill	$13,059	$-	$-	$13,059
Loans, net	$1,924,673	$-	$-	$1,924,673
Deposits	$2,013,136	$-	$(6,784)	$2,006,352
Equity	$227,186	$(26,304)	$-	$200,882

	As of and for the year ended
(Dollars in thousands)	December 31, 2005
	Banking	Other	Intercompany	Consolidated
Interest income	$112,909	$82	$-	$112,991
Interest expense	23,215	3,215	-	26,430
Net interest income (expense)	89,694	(3,133)	-	86,561
Provision for loan losses	2,175	-	-	2,175
Noninterest income	21,146	2,753	(800)	23,099
Noninterest expense	70,462	2,972	(800)	72,634
Income (loss) before income taxes	38,203	(3,352)	-	34,851
Provision (benefit) for income taxes	12,318	(1,307)	-	11,011
Net income (loss)	$25,885	$(2,045)	$-	$23,840

Depreciation and amortization	$3,407	$8	$-	$3,415
Assets	$1,993,627	$8,320	$(4,809)	$1,997,138
Loans, net	$1,533,985	$-	$-	$1,533,985
Deposits	$1,653,754	$-	$(4,292)	$1,649,462
Equity	$173,408	$(16,285)	$-	$157,123

22. SEGMENT AND RELATED INFORMATION (continued)

	As of and for the year ended
(Dollars in thousands)	December 31, 2004
	Banking	Other	Intercompany	Consolidated
Interest income	$92,913	$75	$-	$92,988
Interest expense	16,680	1,435	-	18,115
Net interest income (expense)	76,233	(1,360)	-	74,873
Provision for loan losses	2,260	-	-	2,260
Noninterest income	20,587	2,335	(459)	22,463
Noninterest expense	61,378	2,452	(459)	63,371
Income (loss) before income taxes	33,182	(1,477)	-	31,705
Provision (benefit) for income taxes	10,273	(576)	-	9,697
Net income (loss)	$22,909	$(901)	$-	$22,008

Depreciation and amortization	$3,463	$6	$-	$3,469
Assets	$1,787,928	$11,724	$(8,733)	$1,790,919
Loans, net	$1,409,023	$-	$-	$1,409,023
Deposits	$1,480,987	$-	$(8,278)	$1,472,709
Equity	$166,752	$(18,898)	$-	$147,854

23. QUARTERLY FINANCIAL INFORMATION (unaudited)

2006
(Dollars in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$32,348	$35,599	$40,549	$42,302
Interest expense	9,161	11,050	14,254	15,461
Net interest income	23,187	24,549	26,295	26,841
Provision for loan losses	408	500	625	1,200
Noninterest income	6,032	7,090	7,468	7,506
Noninterest expense	18,577	20,571	21,138	21,379
Income before income taxes	10,234	10,568	12,000	11,768
Provision for income taxes	3,487	3,624	4,131	4,068
Net income	$6,747	$6,944	$7,869	$7,700

Earnings per common share:
Basic	$0.46	$0.47	$0.51	$0.51
Diluted	$0.44	$0.45	$0.49	$0.48

2005
(Dollars in thousands, except per share data)	March 31,	June 30,	September 30,	December 31,
Interest income	$25,202	$27,321	$29,158	$31,310
Interest expense	5,328	6,293	6,886	7,923
Net interest income	19,874	21,028	22,272	23,387
Provision for loan losses	-	825	400	950
Noninterest income	4,272	6,139	6,119	6,569
Noninterest expense	17,474	17,165	18,434	19,561
Income before income taxes	6,672	9,177	9,557	9,445
Provision for income taxes	2,153	3,031	2,844	2,983
Net income	$4,519	$6,146	$6,713	$6,462

Earnings per common share:
Basic	$0.31	$0.42	$0.46	$0.44
Diluted	$0.29	$0.40	$0.44	$0.42

24. RELATED PARTY TRANSACTIONS

     As of December 31, 2006 and 2005, the Bank had loan commitments to persons serving as directors, senior officers, principal stockholders and their related interests totaling $20.2 million and $2.0 million, respectively. These commitments and the loan balances below were made substantially on the same terms in the course of ordinary banking business, including interest rates, maturities and collateral as those made to other customers of the Bank.

     The following table presents a summary of outstanding balances for loans made to directors, senior officers, principal stockholders and their related interests, of the Company:

(Dollars in thousands)	December 31,
	2006	2005
Balance, beginning of period	$1,163	$706
New loans and advances	7,684	1,145
Principal payments and payoffs	(291)	(688)
Balance, end of period	$8,556	$1,163

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

     None.

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

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2006, the Company’s internal control over financial reporting is effective based on those criteria.

     The Company’s independent registered public accounting firm has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, as stated in their report appearing on page 71.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of West Coast Bancorp
Lake Oswego, Oregon

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that West Coast Bancorp and subsidiaries (the “ Company”) maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the Federal Reserve Board Instructions for the Y-Report. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006, of the Company and our report dated February 8, 2007 expressed an unqualified opinion on those financial statements.

DELOITTE & TOUCHE LLP

Portland, Oregon
February 8, 2007

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information concerning directors and executive officers of Bancorp required to be included in this item is set forth under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Management” in Bancorp’s Proxy Statement for its 2007 Annual Meeting of Stockholders to be filed within 120 days of Bancorp’s fiscal year end of December 31, 2006 (the “Proxy Statement”), and is incorporated into this report by reference.

Audit and Compliance Committee

     Bancorp has a separately-designated standing Audit and Compliance Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit and Compliance Committee are Steven Spence (Chair), Lloyd D. Ankeny, Duane C. McDougall, and Nancy Wilgenbusch, each of whom is independent as independence for audit committee members is defined under NASDAQ listing standards applicable to the Company.

Audit Committee Financial Expert

     Bancorp’s Board of Directors has determined that Duane C. McDougall, an Audit and Compliance Committee member, is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K of the Exchange Act and is independent as independence for audit committee members is defined under NASDAQ listing standards applicable to the Company.

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

          West Coast Bancorp
          Attention: Secretary
          5335 Meadows Road, Suite 201
          Lake Oswego, Oregon 97035
          (503) 684-0884

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive and director compensation and certain matters regarding participation in Bancorp’s compensation committee required by this item is set forth under the headings “Executive Compensation” and “Board of Directors” in the Proxy Statement and is incorporated into this report by reference.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Security Ownership

     Information concerning the security ownership of certain beneficial owners and management required by this item is set forth under the heading “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement and is incorporated into this report by reference.

Equity Compensation Plan Information

     Information concerning Bancorp’s equity compensation plans, including both stockholder approved plans and non-stockholder approved plans, required by this item is set forth under the heading “Executive Compensation—Equity Compensation Plan Information” in the Proxy Statement and is incorporated into this report by reference.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Certain Relationships and Related Transactions

     Information concerning certain relationships and related transactions required by this item is set forth under the heading “Transactions with Related Persons” in the Proxy Statement and is incorporated into this report by reference.

Director Independence

     Information concerning the independence of Bancorp directors required by this item is set forth under the heading “Election of Directors” in the Proxy Statement and is incorporated into this report by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning fees paid to our accountants required by this item is included under the heading “Matters Related to our Auditors—Fees Paid to Registered Independent Public Accounting Firm” in the Proxy Statement and is incorporated into this report by reference.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on the 9th day of February, 2007.

WEST COAST BANCORP
(Registrant)

By:	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on the 9th day of February, 2007.

Principal Executive Officer:
	/s/ Robert D. Sznewajs	President and CEO and Director
Robert D. Sznewajs

Principal Financial Officer:
	/s/ Anders Giltvedt	Executive Vice President and Chief Financial Officer
Anders Giltvedt

Principal Accounting Officer:
	/s/ Kevin M. McClung	Senior Vice President and Controller
Kevin M. McClung

Remaining Directors:

*Lloyd D. Ankeny, Chairman
*Michael J. Bragg
*Duane C. McDougall
*Steven J. Oliva
*J.F. Ouderkirk
*Steven N. Spence
*David J. Truitt
*Nancy A. Wilgenbusch, PhD.

*By	/s/ Robert D. Sznewajs
Robert D. Sznewajs
Attorney-in-Fact

Index To Exhibits

Exhibit No.	Exhibit
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”).

3.2	Restated Bylaws. Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 24, 2006.

4	The Company has incurred long-term indebtedness as to which the amount involved is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish instruments relating to such indebtedness to the Commission upon its request.

10.1	Form of Indemnification Agreement for all directors and executive officers. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.*

10.2	Change in Control Agreement between the Company and Robert D. Sznewajs dated January 1, 2003. Incorporated by reference to Exhibit 10.2 to the 2003 10-K. *

10.3	Change in Control Agreement between the Company and Anders Giltvedt dated January 1, 2003. Incorporated by reference to Exhibit 10.3 to the 2003 10-K. *

10.4	Change in Control Agreement between the Company and Xandra McKeown dated January 1, 2003. Incorporated by reference to Exhibit 10.4 to the 2003 10-K. *

10.5	Change in Control Agreement between the Company and James D. Bygland dated January 1, 2003. Incorporated by reference to Exhibit 10.5 to the 2003 10-K. *

10.6	Change in Control Agreement between the Company and David Prysock dated January 1, 2003. Incorporated by reference to Exhibit 10.6 to the 2003 10-K.*

10.7	401(k) Profit Sharing Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-01649) filed March 12, 1996.*

10.8	Directors’ Deferred Compensation Plan. Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-104835) filed April 30, 2003 (the “April 2003 S-8”).*

10.9	Amendment No. 2 (Freeze Amendment) to the Directors’ Deferred Compensation Plan. Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 (the “2004 10-K”).*

10.10	Executives’ Deferred Compensation Plan. Incorporated by reference to Exhibit 4.4 to the April 2003 S-8.*

10.11	Amendment No. 4 (Freeze Amendment) to the Executives’ Deferred Compensation Plan. Incorporated by reference to Exhibit 10.11 to the 2004 10-K.*

10.12	Combined 1991 Incentive Stock Option Plan and 1991 Nonqualified Stock Option Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-01651) filed March 12, 1996. *

10.13	Directors’ Stock Option Plan and Form of Agreement. Incorporated by Reference to Exhibits 99.1 and 99.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 033-60259) filed June 15, 1995 (the “1995 S-8”). *

10.14	Incentive Stock Option Plan and Form of Agreement. Incorporated by reference to Exhibits 99.3 and 99.4 to the 1995 S-8. *

10.15	Nonqualified Stock Option Plan and Form of Agreement. Incorporated by reference to Exhibits 99.5 and 99.6 to the 1995 S-8.*

10.16	1999 Stock Option Plan and Form of Agreement. Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-86113) filed August 30, 1999. *

*Indicates a management contract or compensatory plan, contract or arrangement.

Index To Exhibits (continued)

Exhibit No.	Exhibit
10.17	1999 Director Stock Option Plan and Form of Agreement. Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-35318) filed April 21, 2000. *

10.18	2002 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

10.19	Forms of Option Agreements and Restricted Stock Agreements under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibits 10.3 through 10.7 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

10.20	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Robert D. Sznewajs dated August 1, 2003, and amended as of July 1, 2005. Incorporated by reference to Exhibit 10.18 to the Company’s 2003 10-K and Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. *

10.21	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Anders Giltvedt dated August 1, 2003, and amended as of July 1, 2005. Incorporated by reference to Exhibit 10.19 to the Company’s 2003 10-K and Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. *

10.22	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Xandra McKeown dated August 1, 2003, and amended as of July 1, 2005. Incorporated by reference to Exhibit 10.20 to the Company’s 2003 10-K and Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. *

10.23	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and James D. Bygland dated August 1, 2003, and amended as of July 1, 2005. Incorporated by reference to Exhibit 10.21 to the Company’s 2003 10-K and Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. *

10.24	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and David Prysock dated August 1, 2003, and amended as of July 1, 2005. Incorporated by reference to Exhibit 10.22 to the Company’s 2003 10-K and Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005. *

10.25	Directors’ Deferred Compensation Plan (Interim Document for Operational Compliance with the American Jobs Creation Act). Incorporated by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 (the “2005 10-K”).*

10.26	Executives’ Deferred Compensation Plan (Interim Document for Operational Compliance with the American Jobs Creation Act). Incorporated by reference to Exhibit 10.27 to the 2005 10-K.*

10.27	Employment Agreement dated effective as of January 1, 2005, between Robert D. Sznewajs and the Company executed March 1, 2005. Incorporated by reference to Exhibit 10.29 to the 2005 10-K.*

21	Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

*Indicates a management contract or compensatory plan, contract or arrangement.