Form 10-Q
period 2007-03-31
WEST COAST BANCORP /NEW/OR/
filed 2007-05-02
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2007

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

Securities registered pursuant to Section 12(b) of the Act: Common Stock, No Par Value (Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

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

The number of shares of Registrant’s Common Stock outstanding on April 30, 2007 was 15,694,906.

WEST COAST BANCORP
FORM 10-Q
QUARTERLY REPORT

TABLE OF CONTENTS

PART I:	FINANCIAL INFORMATION
Page
Item 1.	Financial Statements (unaudited)
	Consolidated Balance Sheets:
	March 31, 2007 and December 31, 2006	3
	Consolidated Statements of Income:
	Three months ended March 31, 2007 and 2006	4
	Consolidated Statements of Cash Flows:
	Three months ended March 31, 2007 and 2006	5
	Consolidated Statements of Changes in Stockholders’ Equity:
	Three months ended March 31, 2007 and year ended December 31, 2006	6
	Notes to Consolidated Financial Statements	7
Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	17
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	32
Item 4.	Controls and Procedures	32
PART II:	OTHER INFORMATION
Item 1.	Legal Proceedings	33
Item 1A.	Risk Factors	33
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	33
Item 3.	Defaults Upon Senior Securities	33
Item 4.	Submission of Matters to a Vote of Security Holders	33
Item 5.	Other Information	33
Item 6.	Exhibits	34
SIGNATURES		35

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

     WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Dollars and shares in thousands)	2007	2006
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$89,281	$83,252
Federal funds sold	181	10,062
Interest-bearing deposits in other banks	116	486
Total cash and cash equivalents	89,578	93,800
Trading assets	1,609	1,075
Investment securities available for sale, at fair value
(amortized cost: $287,967 and $329,142)	288,005	328,652
Loans held for sale	2,314	7,586
Loans	2,020,788	1,947,690
Allowance for loan losses	(24,464)	(23,017)
Loans, net	1,996,324	1,924,673
Premises and equipment, net	32,474	32,087
Goodwill	13,059	13,059
Core deposit intangible, net	1,822	1,973
Bank owned life insurance	21,914	21,718
Other assets	38,865	40,749
Total assets	$2,485,964	$2,465,372

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Demand	$471,767	$496,676
Savings and interest-bearing demand	1,009,880	986,196
Time deposits	547,719	523,480
Total deposits	2,029,366	2,006,352
Short-term borrowings	100,000	130,418
Long-term borrowings	58,000	57,991
Junior subordinated debentures	53,500	41,000
Other liabilities	37,037	28,729
Total liabilities	2,277,903	2,264,490

Commitments and contingent liabilities (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock: no par value, none issued; 10,000 shares authorized	-	-
Common stock: no par value, 50,000 shares
authorized; 15,630 and 15,586 shares issued
and outstanding, respectively	19,538	19,482
Additional paid-in capital	72,575	71,762
Retained earnings	115,934	109,952
Accumulated other comprehensive income (loss)	14	(314)
Total stockholders' equity	208,061	200,882
Total liabilities and stockholders' equity	$2,485,964	$2,465,372

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended
	March 31,
(In thousands, except per share amounts)	2007	2006
INTEREST INCOME:
Interest and fees on loans	$39,911	$29,099
Interest on taxable investment securities	3,000	2,483
Interest on nontaxable investment securities	742	693
Interest on deposits in other banks	7	7
Interest on federal funds sold	112	66
Total interest income	43,772	32,348

INTEREST EXPENSE:
Savings and interest-bearing demand deposits	6,796	3,798
Time deposits	6,192	3,358
Short-term borrowings	1,576	794
Long-term borrowings	606	734
Junior subordinated debt	718	477
Total interest expense	15,888	9,161
NET INTEREST INCOME	27,884	23,187
Provision for loan loss	2,800	408
Net interest income after provision for loan loss	25,084	22,779

NONINTEREST INCOME:
Service charges on deposit accounts	2,885	2,536
Payment systems related revenue	1,678	1,359
Trust and investment services revenue	1,492	1,267
Gain on sales of loans	1,304	701
Other	674	648
Losses on sales of securities	-	(479)
Total noninterest income	8,033	6,032

NONINTEREST EXPENSE:
Salaries and employee benefits	12,513	11,107
Equipment	1,525	1,242
Occupancy	2,049	1,612
Payment systems related expense	665	528
Professional fees	421	548
Postage, printing and office supplies	875	762
Marketing	1,123	1,021
Communications	434	316
Other noninterest expense	1,432	1,441
Total noninterest expense	21,037	18,577

INCOME BEFORE INCOME TAXES	12,080	10,234
PROVISION FOR INCOME TAXES	4,216	3,487
NET INCOME	$7,864	$6,747

Basic earnings per share	$0.51	$0.46
Diluted earnings per share	$0.49	$0.44

Weighted average common shares	15,482	14,582
Weighted average diluted shares	16,127	15,284

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
(Dollars in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$7,864	$6,747
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,014	842
Amortization of tax credits	219	182
Deferred income tax expense (benefit)	891	(375)
Amortization of intangibles	151	84
Provision for loan losses	2,800	408
Decrease in interest receivable	623	71
(Increase) decrease in other assets	(75)	1,080
Losses on sales of securities	-	479
Realized net loss (gain) on derivatives	15	(3)
Loss on disposals of fixed assets	22	-
Gains on sale of loans	(1,304)	(701)
Origination of loans held for sale	(23,960)	(15,474)
Proceeds from sales of loans held for sale	30,536	16,516
Increase in interest payable	209	200
Increase (decrease) in other liabilities	8,099	(394)
Increase in cash surrender value of bank owned life insurance	(196)	(181)
Stock based compensation expense	477	385
Excess tax benefit from stock based compensation	(1)	(168)
Increase in trading assets	(534)	(73)
Net cash provided by operating activities	26,850	9,625

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	43,230	15,835
Proceeds from sales of available for sale securities	-	18,074
Purchase of available for sale securities	(2,029)	(21,168)
Investments in tax credits	-	(53)
Loans made to customers greater than principal collected on loans	(74,451)	(58,343)
Net capital expenditures	(1,429)	(470)
Net cash used in investing activities	(34,679)	(46,125)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, savings and interest
bearing transaction accounts	(1,225)	(1,143)
Net increase in time deposits	24,239	26,765
Proceeds from issuance of junior subordinated debentures, net of costs	12,500	-
Proceeds from issuance long-term borrowings	5,000	-
Repayment of long-term borrowings	-	(5,000)
Net (decrease) increase in short-term borrowings	(35,418)	7,698
Repurchase of common stock	(474)	(666)
Net proceeds from issuance of common stock	866	824
Excess tax benefit from stock based compensation	1	168
Dividends paid and cash paid for fractional shares	(1,882)	(1,543)
Net cash provided by financing activities	3,607	27,103

NET DECREASE IN CASH AND CASH EQUIVALENTS	(4,222)	(9,397)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	93,800	88,369
CASH AND CASH EQUIVALENTS AT END OF YEAR	$89,578	$78,972

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Deferred	Comprehensive
(Dollars and shares in thousands)	Shares	Amount	Capital	Earnings	Compensation	Income (loss)	Total
BALANCE, January 1, 2006	14,692	$18,364	$53,976	$87,611	$(1,773)	$(1,055)	$157,123
Comprehensive income:
Net income	-	-	-	29,260	-	-	$29,260
Other comprehensive income, net of tax:
Net unrealized investment/derivative gains	-	-	-	-	-	741	741
Other comprehensive income, net of tax							741
Comprehensive income							$30,001
Cash dividends, $.45 per common share	-	-	-	(6,919)	-	-	(6,919)

Issuance of common stock-stock options	367	459	4,248	-	-	-	4,707
Redemption of common stock-options and restricted stock	(39)	(48)	(1,034)	-	-	-	(1,082)
Activity in Deferred Compensation Plan	(5)	(6)	(160)	-	-	-	(166)
Issuance of common stock-restricted stock	58	72	(72)	-	-	-	-
Transition adjustment for the adoption of SFAS 123(R)	-	-	(1,773)	-	1,773		-
Issuance of common stock-acquisition related	608	760	15,712				16,472
Common stock repurchased and retired	(95)	(119)	(2,651)	-	-	-	(2,770)
Stock based compensation expense	-	-	1,641	-	-	-	1,641
Tax benefit associated with stock plans	-	-	1,875	-	-	-	1,875
BALANCE, December 31, 2006	15,586	19,482	71,762	109,952	-	(314)	200,882

Comprehensive income:
Net income	-	-	-	7,864	-	-	$7,864
Other comprehensive income, net of tax:
Net unrealized investment/derivative gains	-	-	-	-	-	328	328
Other comprehensive income, net of tax							328
Comprehensive income							$8,192
Cash dividends, $.12 per common share	-	-	-	(1,882)	-	-	(1,882)

Issuance of common stock-stock options	63	79	806	-	-	-	885
Redemption of common stock-options and restricted stock	(6)	(8)	(189)	-	-	-	(197)
Activity in Deferred Compensation Plan	(1)	(1)	(38)	-	-	-	(39)
Issuance of common stock-restricted stock	3	5	(5)	-	-	-	-
Common stock repurchased and retired	(15)	(19)	(455)	-	-	-	(474)
Stock based compensation expense	-	-	477	-	-	-	477
Tax benefit associated with stock plans	-	-	217	-	-	-	217
BALANCE, March 31, 2007	15,630	$19,538	$72,575	$115,934	$-	$14	$208,061

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information. In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”), and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust, and Totten, Inc., after elimination of intercompany transactions and balances. Certain reclassifications of prior year amounts have been made to conform to current classifications, including the tax benefit associated with stock options and net proceeds from issuance of common stock categories of the consolidated statements of cash flows. The Company’s interim consolidated financial statements and related notes, including our significant accounting policies, should be read in conjunction with the audited financial statements and related notes contained in Bancorp's 2006 Annual Report on Form 10-K (“2006 10-K”). There have been no significant changes to our accounting policies from the 2006 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations and cash flows for the three months ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or other future periods.

     Supplemental cash flow information. The following table presents supplemental cash flow information for the three months ended March 31, 2007, and 2006.

(Dollars in thousands)	Three months ended
	March 31,
Cash paid in the period for:	2007	2006
Interest	$15,678	$8,961
Income taxes	$2,311	$2,696
Noncash investing and financing activities:
Change in unrealized (loss) gain on available for sale securities
and derivatives, net of tax	$328	$(829)
Dividends declared and accrued in other liabilities	$1,882	$1,550

1. BASIS OF PRESENTATION (continued)

     New accounting pronouncements. At January 1, 2007, Bancorp adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.

     West Coast Bancorp is subject to U.S. federal income tax and income tax of the State of Oregon. The years 2003 through 2005 remain open to examination for federal income taxes, and years 2002 through 2005 remain open for State examination. As of January 1, 2007, and March 31, 2007, Bancorp had no unrecognized tax benefits or uncertain tax positions. In addition, Bancorp has no accrued interest or penalties as of January 1, 2007 or March 31, 2007. It is Bancorp’s policy to record interest and penalties as a component of income tax expense. The adoption of this accounting standard did not have a material impact on the Company.

     In September 2006, FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Management is currently evaluating the potential impact of this standard on the Company.

     In February 2007, FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value with changes in fair value reported in earnings. In addition, it requires disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the potential impact of this standard on the Company.

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

2. ACQUISITION (continued)

     The transaction was accounted for under the purchase method of accounting, with Mid-Valley’s assets and liabilities being recorded at their fair values. Mid-Valley’s allowance for loan losses was recorded at carrying value and contained no specific reserves. The purchase price in excess of the net fair value of the assets and liabilities acquired was recorded as goodwill. The amount of goodwill recorded was $13.1 million. The goodwill will not be tax deductible for federal income tax purposes because the transaction is a tax free reorganization.

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

     The Company is amortizing the core deposit intangibles (“CDI”) using an accelerated method over seven years. Goodwill will be reviewed for impairment at least annually. In periods subsequent to the acquisition date, certain assets and liabilities may be adjusted as part of the allocation of the purchase price as revised estimates are finalized.

     The following unaudited adjusted pro forma financial information for the three months ended March 31, 2006, assumes that the Mid-Valley acquisition occurred as of January 1, 2005. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the Mid-Valley acquisition been consummated on the date indicated.

Three months
ended
(In thousands, except per share amounts)	March 31, 2006
Net interest income	$24,358
Provision for loan loss	458
Noninterest income	6,096
Noninterest expense	19,958
Income before income taxes	10,038
Provision for income taxes	3,479
Net income	$6,559

Basic earnings per share	$0.43
Diluted earnings per share	$0.41

Weighted average common shares	15,189
Weighted average dilutive shares	15,891

3. STOCK PLANS AND STOCK BASED COMPENSATION

     At March 31, 2007, Bancorp had multiple stock option plans. Bancorp’s stock option plans include the 2002 Stock Incentive Plan (“2002 Plan”), the 1999 Stock Option Plan (“1999 Plan”), the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (“1991 Plan”), and the 1995 Directors Stock Option Plan (“1995 Plan”). No additional grants may be made under plans other than the 2002 Plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options and restricted stock awards for up to 1.9 million shares, of which .51 million shares remain available for issue, of which .25 million may be allocated to restricted stock awards.

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

     The following table presents information on stock options outstanding for the periods shown.

     The following table presents information on stock options outstanding for the periods shown, less estimated

	Three months ended		Year ended
	March 31, 2007		December 31, 2006
		Weighted Avg.		Weighted Avg.
	Common Shares	Ex. Price	Common Shares	Ex. Price
Balance, beginning of period	1,470,036	$16.61	1,693,135	$14.80
Granted	11,900	31.53	157,775	27.65
Exercised	(62,920)	14.06	(366,893)	12.83
Forfeited	(1,674)	23.91	(13,981)	21.71
Balance, end of period	1,417,342	$16.84	1,470,036	$16.61

forfeitures.

	Three months ended		Year ended
(Dollars in thousands, except share and per share data)	March 31, 2007		December 31, 2006
Intrinsic value of options exercised in the period		$1,112		$6,227

Stock options vested and expected to vest:
Number		1,403,575		1,453,658
Weighted avg. exercise price		$16.76		$16.51
Aggregate intrinsic value		$21,359		$26,350
Weighted avg. contractual term of options		5.6 years		5.7 years

Stock options vested and currently exercisable
Number		1,095,637		1,151,694
Weighted avg. exercise price		$14.64		$14.55
Aggregate intrinsic value		$18,990		$23,132
Weighted avg. contractual term of options		4.8 years		4.9 years

3. STOCK PLANS AND STOCK BASED COMPENSATION (continued)

     The following table presents information on restricted stock outstanding for the periods shown.

	Three months ended		Year ended
(Dollars in thousands, except share and per share data)	March 31, 2007		December 31, 2006

	Restricted	Average Market	Restricted	Average Market
	Shares	Price at Grant	Shares	Price at Grant
Balance, beginning of period	123,746	$24.22	123,027	$20.24
Awarded	3,655	31.26	57,840	27.67
Forfeited/vested	(4,888)	24.32	(57,121)	19.15
Balance, end of period	122,513	$24.43	123,746	$24.22
Fair value of shares vesting in the period		$156		$1,581
Unrecognized compensation cost of nonvested shares		$2,090		$2,318
Weighted average recognition period		1.2 years		1.4 years

     At January 1, 2006, Bancorp began recognizing compensation expense for stock options with the adoption of SFAS 123R, “Share-Based Payment.” The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on implied volatilities from Bancorp’s stock, historical volatility of Bancorp’s stock, and other factors. Expected dividends are based on dividend trends and the market price of Bancorp’s stock price at grant. Bancorp uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

     It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock, rather than issue treasury shares. Bancorp expenses stock options on a straight line basis over the options’ related vesting term. For the first quarter of 2007, Bancorp recognized pre-tax compensation expense related to stock options and restricted stock of $.13 million and $.35 million, respectively. For the quarter ended March 31, 2006, Bancorp recognized pre-tax compensation expense related to stock options and restricted stock of $.13 million and $.26 million, respectively. This reflects the Company’s recent trend toward granting restricted stock versus stock options.

	Black-Scholes assumptions
	Three months ended	Year ended
	March 31, 2007	December 31, 2006
Risk Free interest rates	4.44%-4.78%	4.35%-5.13%
Expected dividend	1.48%-1.66%	1.44%-1.65%
Expected lives, in years	4	4
Expected volatility	23%	23%
Fair value of options granted in period	$6.80	$6.15

4. INVESTMENT SECURITIES AVAILABLE FOR SALE

     The composition of Bancorp’s investment portfolio is as follows:

	March 31,	December 31,
(Dollars in thousands)	2007	2006
Investments available for sale (At fair value)
U.S. Government agency securities	$89,995	$125,455
Corporate securities	22,301	23,885
Mortgage-backed securities	80,571	84,477
Obligations of state and political subdivisions	76,259	75,873
Equity and other securities	18,879	18,962
Total Investment securities available for sale	$288,005	$328,652

     The fair value was substantially equal to the carrying, or book value of Bancorp’s investment portfolio at $288.0 million at March 31, 2007, with an immaterial unrealized gain of $38,000.

     The following table provides information on investment securities with 12 month or greater continuous unrealized losses as of March 31, 2007:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for more	unrealized loss for more	Unrealized
	than 12 months	than 12 months	Gross Losses
U.S. Government agency securities	$25,597	$25,376	$(221)
Mortgage-backed securities	60,306	59,364	(942)
Obligations of state and political subdivisions	10,843	10,637	(206)
Equity and other securities	6,113	6,016	(97)
Total	$102,859	$101,393	$(1,466)

     At March 31, 2007, the Company had 71 investment securities with a book value of $102.9 million and an unrealized loss of $1.5 million that have been in a continuous unrealized loss position for more than 12 months. The Company has the ability and intent to hold securities with a stated maturity until the value recovers. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary. In addition to accounting and regulatory guidance, in determining whether a security is other-than-temporarily impaired, the Company regularly considers the duration and amount of the unrealized loss, the financial condition of the issuer, and the prospects for a change in market value within a reasonable period of time.

4. INVESTMENT SECURITIES AVAILABLE FOR SALE (continued)

     The following table provides information on investment securities which have unrealized losses and have been in an unrealized loss position for less than 12 months as of March 31, 2007:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for less	unrealized loss for less	Unrealized
	than 12 months	than 12 months	Gross Losses
U.S. Government agency securities	$500	$499	$(1)
Mortgage-backed securities	5	5	-
Obligations of state and political subdivisions	13,653	13,566	(87)
Equity and other securities	4,138	3,937	(201)
Total	$18,296	$18,007	$(289)

     There were a total of 26 securities in the investment portfolio with a book value of $18.3 million and a total unrealized loss of $0.3 million at March 31, 2007, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on our investment securities portfolio was substantially due to an increase in interest rates subsequent to their purchase. The fair value of these securities fluctuates as market interest rates change. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

     The composition and carrying value of Bancorp’s loan portfolio, excluding loans held for sale, is as follows:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Commercial	$482,730	$463,188
Real estate construction	440,391	365,954
Real estate mortgage	282,827	287,495
Real estate commercial	788,964	804,865
Installment and other consumer	25,876	26,188
Total loans	2,020,788	1,947,690
Allowance for loan losses	(24,464)	(23,017)
Total loans, net	$1,996,324	$1,924,673

     The following table presents activity in the allowance for loan losses for the three months ended March 31, 2007, and 2006:

	Three months ended
(Dollars in thousands)	March 31, 2007	March 31, 2006
Balance at beginning of period	$23,017	$20,469
Provision for loan losses	2,800	408
Loans charged off	(1,520)	(505)
Recoveries	167	270
Balance at end of period	$24,464	$20,642

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

     The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations:

			Per Share
(Dollars and shares in thousands, except per share data)	Net Income	Weighted Average Shares	Amount
		Three months
		ended
		March 31, 2007
Basic earnings	$7,864	15,482	$0.51
Common stock equivalents from:
Stock options		598
Restricted stock		47
Diluted earnings	$7,864	16,127	$0.49

		Three months
		ended
		March 31, 2006
Basic earnings	$6,747	14,582	$0.46
Common stock equivalents from:
Stock options		653
Restricted stock		49
Diluted earnings	$6,747	15,284	$0.44

7. COMMITMENTS AND CONTINGENT LIABILITIES

     Included in "other liabilities" is a reserve in the amount of $1.4 million for management’s estimate of loss exposure with respect to a legal matter. Should Bancorp ultimately be determined to be liable in this matter, Bancorp believes there is a remote possibility that it could incur a liability materially in excess of the reserve.

     Bancorp is periodically party to other litigation arising in the ordinary course of business. Based on information currently known to management, although there are uncertainties inherent in litigation, we do not believe there is any legal action to which Bancorp or any of its subsidiaries is a party that, individually or in the aggregate, will have a materially adverse effect on Bancorp’s financial condition or results of operations.

8. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2007	2006
Net income as reported	$7,864	$6,747

Unrealized gains (losses) on securities arising during the period	527	(1,894)
Tax (provision) benefit	(207)	744
Net unrealized gains (losses) on securities	320	(1,150)

Plus: Reclassification adjustment for losses on sales of securities	-	479
Tax benefit	-	(188)
Net losses on sales of securities	-	291

Unrealized gains on derivatives- cash flow hedges	13	49
Tax provision	(5)	(19)
Net unrealized gains on derivatives- cash flow hedges	8	30
Total comprehensive income	$8,192	$5,918

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

(Dollars in thousands)	Three months ended March 31, 2007
	Banking	Other	Intersegment	Consolidated
Interest income	$43,745	$27	$-	$43,772
Interest expense	15,170	718	-	15,888
Net interest income (expense)	28,575	(691)	-	27,884
Provision for loan losses	2,800	-	-	2,800
Noninterest income	7,395	869	(231)	8,033
Noninterest expense	20,377	891	(231)	21,037
Income (loss) before income taxes	12,793	(713)	-	12,080
Provision (benefit) for income taxes	4,494	(278)	-	4,216
Net income (loss)	$8,299	$(435)	$-	$7,864

Depreciation and amortization	$1,008	$6	$-	$1,014
Assets	$2,482,027	$16,999	$(13,062)	$2,485,964
Loans, net	$1,996,324	$-	$-	$1,996,324
Deposits	$2,041,706	$-	$(12,340)	$2,029,366
Equity	$240,806	$(32,745)	$-	$208,061

(Dollars in thousands)	Three months ended March 31, 2006
	Banking	Other	Intersegment	Consolidated
Interest income	$32,325	$23	$-	$32,348
Interest expense	8,684	477	-	9,161
Net interest income (expense)	23,641	(454)	-	23,187
Provision for loan losses	408	-	-	408
Noninterest income	5,468	786	(222)	6,032
Noninterest expense	17,974	825	(222)	18,577
Income (loss) before income taxes	10,727	(493)	-	10,234
Provision (benefit) for income taxes	3,679	(192)	-	3,487
Net income (loss)	$7,048	$(301)	$-	$6,747

Depreciation and amortization	$839	$3	$-	$842
Assets	$2,026,875	$10,486	$(7,179)	$2,030,182
Loans, net	$1,591,920	$-	$-	$1,591,920
Deposits	$1,681,636	$-	$(6,552)	$1,675,084
Equity	$175,619	$(13,578)	$-	$162,041

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the audited consolidated financial statements and related notes to those statements of West Coast Bancorp (“Bancorp” or the “Company”) that appear under the heading “Financial Statements and Supplementary Data” in Bancorp's 2006 Annual Report on Form 10-K (“2006 10-K”), as well as the unaudited financial statements for the quarter found under Item 1 above.

Forward Looking Statement Disclosure

     Statements in this report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Actual results of the Company could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projects,” “potential,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance. Factors that could cause results to differ from results expressed or implied by forward-looking statements include, among others, risks discussed in the text of the 2006 10-K as well as the following specific items:

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
  Changing business or regulatory conditions, or new legislation, affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, or revisions to our strategic focus; and/or
  Changes or failures in technology or third party vendor relationships in important revenue production or service areas or increases in required investments in technology that could reduce our revenues, increase our costs or lead to disruptions in our business.

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

Critical Accounting Policies

     Critical accounting policies and estimates relating to our allowance for loan losses are discussed in our 2006 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.” That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change. There have not been any material changes in our critical accounting policies and estimates relating to our allowance for loan losses as compared to that contained in our disclosure in our 2006 10-K.

Business Developments

     In the first quarter of 2007, the Company added an ATM fee refund program and announced the addition of West Coast Bank Coin Centers at select branches. Also in the first quarter, three West Coast Bank (the “Bank”) branches relocated to spacious new facilities; North Plains, Oregon, Mt. Angel, Oregon, and Salmon Creek, Washington. West Coast Bank opened a new branch on the east side of Bend, Oregon.

     In 2006 the Bank introduced a new remote deposit product called iDeposit to further enhance its payment systems related product offerings. iDeposit is a service that allows businesses to conveniently and easily deposit checks electronically from their own offices. The Bank processes these checks as if they had been deposited at a branch. The Bank may provide the customer, at no cost, a check scanner, with the only other equipment needed being an internet-enabled PC with a browser.

     iDeposit offers expanded daily cut-off times, better efficiency, improved safety, and lower expenses in processing checks for many customer segments. This product may have minor impact on revenue and expense in the short-term; however, we anticipate this product will enhance our ability to attract, grow, and retain core deposit relationships as we look forward.

     Bancorp completed its acquisition of Mid-Valley on June 23, 2006. The Mid-Valley acquisition expanded our operations along Interstate 5 in the Willamette Valley with the addition of four full-service branches in Woodburn (2), Wilsonville, and Mount Angel. Prior to the acquisition, West Coast Bank operated a branch in Woodburn in close proximity to the East Woodburn branch of Mid-Valley. Upon the completion of the transaction, the Bank consolidated its Woodburn branch into the East Woodburn branch location of Mid-Valley.

     On July 31, 2006, the Bank opened a new branch in the South Puget Sound region in the Hawks Prairie area north of Lacey, Washington. In addition, the Bank hired a team of commercial lenders to lead the Company’s entry into the Kent, Washington market. The Company has also announced plans to open two additional Portland, Oregon, area branches in 2007 in inner east Portland and in Happy Valley, a suburban area east of Portland.

Income Statement Overview

Three months ended March 31, 2007, and 2006

     Net Income Bancorp’s net income was $7.9 million, or $.49 per diluted share, for the three months ended March 31, 2007, compared to $6.7 million, or $.44 per diluted share, for the three months ended March 31, 2006. Our return on average equity for the quarters ended March 31, 2007, and 2006 was 15.7% and 17.2%, respectively. Bancorp’s return on average equity, tangible for the quarters ended March 31, 2007, and 2006 was 17.1% and 17.3%, respectively. Return on average equity, tangible is a non-GAAP financial measure used by the Company that eliminates the effects of merger-related intangible amortization and assets from the return on equity calculation. The Company calculates return on average equity, tangible by dividing net income less amortization on intangibles, after tax, by average shareholders’ equity less average intangible assets.

West Coast Bancorp
Return on average equity tangible reconciliation*

(Dollars in thousands)		For the period ended March 31,
2007		2006
Net income	$7,864	$6,747
Less: intangible asset amortization, net of tax	98	54
Net income, tangible	$7,962	$6,801

Average shareholders' equity	$203,391	$159,274
Less: average intangibles	(14,955)	(136)
Average shareholders' equity, tangible	$188,436	$159,138
(1) Federal income tax provision applied at 35%.

Return on average equity	15.7%	17.2%
Return on average equity, tangible	17.1%	17.3%

*Management uses return on equity, tangible internally and has disclosed it to investors based on its belief that the figure makes it easier to compare the Company's performance to other financial institutions that do not have merger-related intangible assets and is commonly used in the industry.

     Net Interest Income For the quarter ended March 31, 2007, net interest income on a tax equivalent basis was $28.3 million, compared with $23.6 million in the first quarter of 2006.

     The following table presents information regarding yields on interest-earning assets, expense on interest-bearing liabilities, and net interest margin on average interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended		Increase	Percentage
(Dollars in thousands)	March 31,		(Decrease)	Change
	2007	2006	2007-2006	2007-2006
Interest and fee income (1)	$44,171	$32,722	$11,449	35.0%
Interest expense	15,888	9,161	6,727	73.4%
Net interest income (1)	$28,283	$23,561	$4,722	20.0%

Average interest earning assets	$2,300,764	$1,881,206	$419,558	22.3%
Average interest bearing liabilities	$1,750,746	$1,386,137	$364,609	26.3%
Average interest earning assets/
Average interest bearing liabilities	131.42%	135.72%	(4.30)

Average yields earned (1)	7.79%	7.05%	0.74
Average rates paid	3.68%	2.68%	1.00
Net interest spread (1)	4.11%	4.37%	(0.26)
Net interest margin (1)	4.99%	5.08%	(0.09)

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. Ratios for the three months ended March 31, 2007, and 2006 have been annualized where appropriate.

     Analysis of Net Interest Income Net interest income, including a $.40 million adjustment to a tax equivalent basis for the three months ended March 31, 2007, increased 20% to $28.3 million from $23.6 million, including a $.37 million adjustment to a tax equivalent basis for the same period in 2006. Growth in average loan balances of 25% and deposit balances of 21% from first quarter of 2006, higher amortized loan fees, and an increased value of demand deposits due to rising short-term market interest rates contributed to the higher net interest income. The net interest margin for the first quarter of 2007 decreased to 4.99% from 5.08% in the first quarter of 2006, mainly due to higher rates paid on interest bearing liabilities that were only partially offset by the higher yield on earning assets and higher value of non-interest bearing demand deposits in the most recent quarter. Average yields on earning assets increased 74 basis points to 7.79% in the first quarter of 2007 from 7.05% in the first quarter of 2006. Average interest earning assets increased $420 million, or 22%, to $2.30 billion in the first quarter of 2007 from $1.88 billion for the same period in 2006. First quarter 2007 average rates paid on interest bearing liabilities increased 100 basis points to 3.68%, from 2.68% for the same period in 2006, while average interest bearing liabilities increased $364.6 million or 26% to $1.75 billion.

     Changing interest rate environments, including the shape, change in, and level of the yield curve and competitive pricing pressure, could lead to higher deposit costs, lower loan yields, net interest margin and spread, as well as lower loan fees and net interest income.

     Provision for Loan Loss Bancorp recorded provisions for loan loss for the first quarters of 2007 and 2006 of $2.8 million and $.4 million, respectively. The increase in the provision reflects higher net charge offs at $1.4 million, compared to $.2 million in the first quarter of 2006, as well as a higher level of loan growth in the first quarter of 2007 relative to the same quarter of 2006.

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

     Non-interest Income Total non-interest income was $8.0 million for the three months ended March 31, 2007, an increase of 33% compared to $6.0 million in the first quarter of 2006. The first quarter of 2006 included a $.5 million loss on investment securities. In the first quarter 2007, deposit service charges increased $.3 million, or 14%, and payment systems revenues increased 24%, or $.3 million, over the same period in 2006. These increases resulted from successful product introductions and related product penetrations along with heavy marketing efforts that supported the continued rise in the number of transaction deposit accounts. Trust and investment services revenue increased by 18% compared to the first quarter of 2006 due to higher investment sales revenue in the most recent quarter.

     Changing interest rate environments, including the shape, change in, and level of the yield curve, could lead to decreases in fee income, including lower gains on sales of loans and reduced deposit service charges, two key components of our non-interest income. Also, increased competition and other competitive factors could adversely affect our ability to sustain fee generation.

     Non-interest Expense Non-interest expense for the three months ended March 31, 2007, was $21.0 million, an increase of $2.5 million, or 13%, compared to $18.6 million for the same period in 2006. Salaries and employee benefits expense increased $1.4 million primarily as a function of higher performance-based variable compensation, additional team members, and higher salaries. Compensation expense from restricted stock is increasing relative to stock option expense due to Bancorp’s trend toward granting restricted stock as opposed to stock options. Equipment and occupancy expense increased 25% combined over first quarter 2006, mainly from technology investments to support our products and delivery platforms. Occupancy expense increased 27% from the same quarter in 2006, with a large portion of the increase caused by new locations, including the acquisition of Mid-Valley Bank, over the past 12 months.

     Income taxes The provision for income taxes increased in the three months ended March 31, 2007, from the like period in 2006, primarily due to an increase in income before taxes. Bancorp’s effective tax rate for the three months ended March 31, 2007, increased to 34.9% from 34.1% for the same period in 2006, mainly due to higher pre-tax income and lower benefits of non-taxable income relative to net income before taxes.

Balance Sheet Overview

     Period end total assets increased to $2.5 billion as of March 31, 2007, from $2.0 billion at March 31, 2006. Our balance sheet growth has reflected successful efforts in targeted areas that support our corporate objectives, including small business and middle market commercial lending, construction and home equity lending, as well as core deposit production. The increase was also partly due to the acquisition of Mid-Valley completed in the second quarter of 2006, which added approximately $122 million in assets.

     Investment Portfolio The investment portfolio at March 31, 2007, decreased $40.6 million compared to December 31, 2006. At March 31, 2007, total investment securities available for sale had a pre-tax net unrealized gain of $38,000. The composition and carrying value of Bancorp’s investment portfolio is as follows:

	March 31,	December 31,
(Dollars in thousands)	2007	2006
Investments available for sale (at fair value)
U.S. Government agency securities	$89,995	$125,455
Corporate securities	22,301	23,885
Mortgage-backed securities	80,571	84,477
Obligations of state and political subdivisions	76,259	75,873
Equity and other securities	18,879	18,962
Total Investment Portfolio	$288,005	$328,652

     Bancorp’s investment portfolio has very limited exposure to “subprime” mortgages. The majority of our mortgage-backed securities portfolio is comprised of 15 year fully amortizing jumbo loans. All of our non-agency mortgage-backed securities are rated AAA or Aaa. We own two bonds totaling $6.6 million in book value that are backed by “Alt-A” collateral. The weighted average loan-to-value on these two bonds is 55% and the bonds have an average credit support of 15.3%. Bancorp also owns investment grade bonds totaling $2.6 million in book value issued by two large mortgage originators and $4.2 million in book value of investment grade bonds issued by investment banking firms active in the mortgage market.

     Loan Portfolio and Credit Management Interest and fees earned on our loan portfolio is our primary source of revenue. Loans represented 81% of total assets or $2.0 billion as of March 31, 2007, compared to 79% or $1.9 billion at December 31, 2006. A certain degree of credit risk is inherent in our lending activities. The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. In addition, we attempt to manage our risk through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Through the credit review function, the Company is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. The findings of these reviews are communicated with senior management and the Loan, Investment, and Asset/Liability Committee, which is made up of certain directors. As part of our ongoing lending process, internal risk ratings are assigned to each commercial, and commercial real estate, including commercial construction, credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis. Credit files are examined periodically on a sample test basis, by internal and external auditors, as well as regulatory examiners.

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

     Including the Mid-Valley transaction we produced strong loan growth over the past year with a 25%, or $392 million, increase in average quarterly loans in the first quarter 2007 compared to the same period in 2006. Average construction loans led the way, increasing $174 million or 77%, followed by average commercial loans, which grew $89 million or 23% over the same period. Period end loans increased $73 million from December 31, 2006.

     As part of our strategic efforts over the last few years, we have placed an emphasis on increasing the commercial, construction and home equity loan segments of our portfolio. Our strategy has resulted in the loan portfolio being more interest rate sensitive, as well as more diversified from a credit risk perspective. Commercial and construction loans now represent 24% and 22% of the loan portfolio, compared to 16% and 19%, respectively at December 31, 2000, while commercial real estate loans have declined from 58% to less than 40% of the loan portfolio over the same time period. We believe our focus on commercial businesses has been and remains a key contributor to growing low cost deposits.

The composition of Bancorp’s loan portfolio is as follows: (Dollars in thousands)	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial	$482,730	23.9%	$463,188	23.8%
Real estate construction	440,391	21.8%	365,954	18.8%
Real estate mortgage	282,827	14.0%	287,495	14.8%
Real estate commercial	788,964	39.0%	804,865	41.3%
Installment and other consumer	25,876	1.3%	26,188	1.3%
Total loans	2,020,788	100%	1,947,690	100%
Allowance for loan losses	(24,464)	1.21%	(23,017)	1.18%
Total loans, net	$1,996,324		$1,924,673

The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands)	March 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Office Buildings	$193,300	24.4%	$205,100	25.5%
Retail Facilities	99,300	12.6%	103,900	12.9%
Multi-Family - 5+ Residential	74,600	9.5%	78,200	9.7%
Medical Offices	51,700	6.6%	54,700	6.8%
Hotels/Motels	51,200	6.5%	52,400	6.5%
Commercial/Agricultural	49,100	6.2%	47,300	5.9%
Industrial parks and related	48,900	6.2%	50,300	6.2%
Manufacturing Plants	29,900	3.8%	29,700	3.7%
Assisted Living	22,100	2.8%	22,200	2.8%
Land Development and Raw Land	20,600	2.6%	19,300	2.4%
Food Establishments	18,400	2.3%	17,500	2.2%
Mini Storage	16,200	2.1%	16,100	2.0%
Other	113,700	14.4%	108,200	13.4%
Total real estate commercial loans	$789,000	100%	$804,900	100%

     Office buildings, retail facilities, and multi-family residential categories account for nearly half of the collateral behind our $789 million commercial real estate portfolio, down slightly from year end 2006. We believe Bancorp’s underwriting of commercial real estate loans is conservative with loan to value ratios generally not exceeding 75% and debt service coverage ratios generally at 120% or better.

     The composition and trend in the commercial real estate loan portfolio are as follows:

	March 31,		December 31,
	2007		2006		Change
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Owner-occupied	$356,682	45%	$349,341	43%	$7,341	2%
Non-owner occupied	432,282	55%	455,523	57%	(23,241)	-5%
Total commercial real estate loans	$788,964	100%	$804,864	100%	$(15,900)	-2%

     At March 31, 2007, real estate construction loans were $440 million, up $202 million or 85%, compared to $238 million at March 31, 2006. Real estate construction loans represent nearly 22% of our loan portfolio at March 31, 2007, compared to 15% at March 31, 2006.

     The composition of real estate construction loans is as follows:

	March 31,
	2007		2006		Change
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial construction	$80,805	18%	$47,341	20%	$33,464	71%
Residential construction to homeowner	229,622	52%	105,523	44%	124,099	118%
Speculative residential construction to builder	51,801	12%	39,344	16%	12,457	32%
Residential subdivision/site development	80,836	19%	47,731	21%	33,105	69%
Net deferred fees	(2,673)	-1%	(1,459)	-1%	(1,214)	83%
Total real estate construction loans	$440,391	100%	$238,480	100%	$201,911	85%

     As the tables indicate, over half of the construction loan growth since March 31, 2006, has been in residential construction loans to homeowners generally referred to as two-step loans, where the Bank does not commit to permanent take-out when the construction loan commitment is made. Residential construction loans to homeowners are generally made to customers who own the property and are typically originated by our residential lending team.

     Commercial construction and residential subdivision/site development loans accounted for the majority of the remainder of the construction portfolio expansion. Commercial construction loans include financing provided for non-residential business properties and multifamily dwellings while speculative residential construction loans are generally made to finance builders and developers of residential properties.

     Management is closely monitoring the growth rate in our real estate construction category and has instituted underwriting changes to ensure controlled growth. We continually review our lending policies to align them with the strategic objectives of the Bank, including policies that ensure a healthy diversification in our real estate construction portfolio. Loan repayments, particularly those related to construction lending, can be subject to the volatility of the real estate market.

     The composition of real estate construction loans for the past three years ended December 31, is as follows:

	December 31,
	2006		2005		2004
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial construction	$63,592	17%	$45,278	21%	$39,564	35%
Residential construction to homeowner	187,596	51%	82,427	39%	30,421	26%
Speculative residential construction to builder	46,805	13%	31,375	15%	17,982	15%
Residential subdivision/site development	70,351	20%	53,367	26%	29,632	25%
Net deferred fees	(2,390)	-1%	(1,619)	-1%	(625)	-1%
Total real estate construction loans	$365,954	100%	$210,828	100%	$116,974	100%

     At March 31, 2007, real estate mortgage loan balances were $283 million or approximately 14% of the Company’s total loan portfolio. Home equity loans and lines represented about 75% or $212 million of the real estate mortgage portfolio. West Coast Bank’s home equity loans and lines are substantially generated by our branches within our market area without the use of brokers. Slightly less than half of our home equity portfolio was secured by a first lien, with the remainder of the portfolio generally secured by junior liens as of March 31, 2007. Additionally, in excess of 95% of our home equity balances funded had an original loan to value of less than 85%, and the average FICO credit score for originations since January 1, 2005, was approximately 740.

     The Beacon score, also referred to as the FICO credit score is a scoring system developed by Equifax in association with Fair Isaac and Company, Inc. The score represents the likelihood that the customer will make payments on time or ‘as agreed’ in the future. It bases its determination on patterns in the customers’ credit history and by comparing them to patterns of thousands of other people. A study by the Consumer Bankers Association found that the average home equity borrower in 2006 has a FICO credit score of 730, which is about the same as the prior year.

     As of March 31, 2007, the Company had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, are substantially on the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Company. At March 31, 2007, and December 31, 2006, Bancorp had no bankers acceptances.

     Nonperforming Assets Nonperforming assets include nonaccrual loans, other real estate owned, and loans past due more than 90 days. At March 31, 2007, non-performing assets were $3.8 million or 0.15% of total assets, compared to $1.0 million, or 0.05%, one year earlier. One commercial relationship accounted for nearly half of the increase in total nonperforming assets. Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of all contractually due interest or principal is doubtful or when the principal or interest payment becomes 90 days past due. Nonaccrual loans increased to $3.8 million at March 31, 2007, compared to $1.5 million at December 31, 2006. The current nonaccrual loan balance is weighted towards commercial loans, with modest commercial real estate and residential construction loan balances as well. For nonaccrual loans, previously accrued but uncollected interest is charged against current earnings and income is only recognized to the extent payments are subsequently received.

     Nonperforming assets consist of the following:

(Dollars in thousands)	March 31, 2007	December 31, 2006
Loans on nonaccrual status	$3,800	$1,468
Loans past due greater than 90 days
not on nonaccrual status	-	-
Other real estate owned	-	-
Total nonperforming assets	$3,800	$1,468

Non-performing loans to total loans	0.19%	0.08%
Allowance for loan losses to non-performing loans	644%	1568%

Non-performing assets to total assets	0.15%	0.06%
Allowance for loan losses to non-performing assets	644%	1568%

     Allowance for Loan Losses Please see the Company’s 2006 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Loss Allowance and Provision” for a discussion of Bancorp’s methodologies underlying the calculation of the Company’s allowance for loan losses.

     At March 31, 2007, the Company’s allowance for loan losses was $24.5 million, consisting of a $22.8 million formula allowance, a $.8 million specific allowance, and a $.9 million unallocated allowance. At December 31, 2006, our allowance for loan losses was $23.0 million, consisting of a $20.7 million formula allowance, a $1.2 million specific allowance, and a $1.1 million unallocated allowance. The changes in the allocation of the allowance for loan losses in the first three months of 2007 were due primarily to changes in the loan portfolio and its mix, changes in the risk grading of our loans, as well as charge-offs and recovery activities.

     At March 31, 2007, Bancorp’s allowance for loan losses was 1.21% of total loans and 644% of total nonperforming loans, compared with an allowance for loan losses at December 31, 2006, of 1.18% of total loans, and 1568% of total nonperforming loans, respectively.

     Changes in the allowance for loan losses are as follows for the year to date March 31, 2007, and full year ended December 31, 2006, respectively:

	Three months ended	Year ended
(Dollars in thousands)	March 31, 2007	December 31, 2006
Loans outstanding at end of period	$2,020,788	$1,947,690
Average loans outstanding during the period	1,974,673	1,745,777

Allowance for loan losses, beginning of period	23,017	20,469
Allowance for loan losses, from acquisition	-	887
Loans charged off:
Commercial	(1,243)	(831)
Real Estate	-	(48)
Installment and consumer	(72)	(130)
Overdraft	(205)	(912)
Total loans charged off	(1,520)	(1,921)
Recoveries:
Commercial	49	501
Real Estate	9	40
Installment and consumer	52	75
Overdraft	57	233
Total recoveries	167	849

Net loans charged off	(1,353)	(1,072)

Provision for loan losses	2,800	2,733
Allowance for loan losses, end of period	$24,464	$23,017

Ratio of net loans charged off to average loans
outstanding, annualized	0.28%	0.06%

Ratio of allowance for loan losses to loans
outstanding at end of period	1.21%	1.18%

     During the first three months of 2007 net loan charge offs were $1.4 million compared to $.2 million for the same period in 2006. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.28% for the three months ended March 31, 2007, higher than the percentage of 0.06% in the three months ended March 31, 2006. One commercial relationship represented $1.2 million of the net charge offs in the first quarter of 2007. Charged off loans reflect the realization of losses in the portfolio that were recognized previously through the provision for loan loss.

     Deposits and Borrowings The following table summarizes the quarterly average amount of, and the average interest rate paid on, each of the deposit and borrowing categories for the periods shown.

	First Quarter 2007		First Quarter 2006
	Quarterly		Quarterly
(Dollars in thousands)	Average Balance	Rate Paid	Average Balance	Rate Paid
Demand	$463,226	-	$431,060	-
Savings, money market
and interest bearing demand	991,908	3.73%	827,166	1.86%
Time deposits	538,304	4.66%	385,011	3.54%
Short-term borrowings	121,065	5.28%	69,193	4.66%
Long-term borrowings (1)	99,469	5.40%	104,767	3.78%
Total deposits and borrowings	$2,213,972	3.68%	$1,817,197	2.68%

(1) Long-term borrowings include junior subordinated debentures.

     First quarter 2007 average total deposits increased 21%, or $350 million, from first quarter 2006. Our deposits increase was mainly due to the combination of more marketing efforts, increased customer demand for time deposits, the Mid-Valley acquisition, and consistent sales practices by the branches and commercial teams resulting in both consumer and business deposit growth.

     The growth in average demand deposit balances slowed over the past 12 months compared to prior years while year over year, first quarter average time deposits increased $153 million, or 40%, in 2007 compared to 2006. The continued strong loan growth along with more customer interest in time deposits, caused us to expand the time deposits portfolio. The Company believes interest bearing deposits such as money market and time deposits can be generated with competitive interest rate pricing of such deposits.

     As a result of higher short term interest rates, our deposit and borrowing cost increased 100 basis points since the first quarter of 2006. Additionally, the local market areas in which we operate have exhibited strong loan growth and consequently the market participants have experienced a need for a robust deposit funding growth as well.

     The current balance of junior subordinated debentures (the “Debentures”) of $53.5 million, includes $12.5 million of additional junior subordinated debentures issued by Bancorp on March 29, 2007. For additional detail regarding Bancorp’s outstanding debentures, please see the Company’s 2006 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Funds.

Capital Resources

     The Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of March 31, 2007, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     The following table summarizes the consolidated risk based capital ratios of Bancorp and the Bank at March 31, 2007, and December 31, 2006.

	March 31, 2007				December 31, 2006

			Amount	Percent			Amount	Percent
			Required For	required for			Required For	required for
			Minimum	Minimum			Minimum	Minimum
			Capital	Capital			Capital	Capital
(Dollars in thousands)	Actual		Adequacy	Adequacy	Actual		Adequacy	Adequacy
	Amount	Ratio	Amount		Amount	Ratio	Amount
Tier 1 Capital
West Coast Bancorp	$246,703	10.46%	$94,350	4%	$227,165	9.85%	$92,277	4%
West Coast Bank	225,896	9.59%	94,256	4%	212,446	9.22%	92,156	4%

Total Capital
West Coast Bancorp	$271,277	11.50%	$188,699	8%	$250,406	10.85%	$184,555	8%
West Coast Bank	250,470	10.63%	188,512	8%	235,688	10.23%	184,311	8%

Risk weighted assets
West Coast Bancorp	$2,358,743				$2,306,935
West Coast Bank	2,356,397				2,303,893

Leverage Ratio
West Coast Bancorp	$246,703	10.16%	$72,877	3%	$227,165	9.64%	$70,721	3%
West Coast Bank	225,896	9.30%	72,865	3%	212,446	9.01%	70,701	3%

Average total assets
West Coast Bancorp	$2,429,233				$2,357,369
West Coast Bank	2,428,844				2,356,715

      Stockholders' equity was $208 million at March 31, 2007, up from $201 million at December 31, 2006. The increase was due to net income, restricted stock grants and stock option exercises, including tax benefits associated with those option exercises, and unrealized gains on the investment portfolio, offset in part by Bancorp’s activity in its corporate stock repurchase program and quarterly cash dividends to shareholders. The total capital ratio at the Bank was 10.63% at March 31, 2007, 63 basis points over minimum for well capitalized status. This Bank level capital ratio exhibited the lowest capital cushion relative to Well Capitalized status amongst all ratios shown above for either West Coast Bank or its holding company. We anticipate stock repurchases for the remainder of 2007 to be modest, and the actual number of shares repurchased will in large part be dictated by Bancorp’s risk weighted asset growth. In addition, the Company issued additional junior subordinated debentures in the first quarter of 2007 to support our capital ratio measures.

      In July 2000, the Company announced a corporate stock repurchase program that was expanded in September 2000, September 2001, September 2002, and again in April 2004. Under this plan, the Company may buy up to 3.88 million shares of the Company’s common stock, including completed purchases. The Company anticipates using existing funds, future net income, and/or long-term borrowings to finance future repurchases. During the first three months of 2007, the Company repurchased 15,000 common shares pursuant to its corporate stock repurchase program and redeemed 6,453 shares related to its stock option and restricted stock plans. Total shares available for repurchase under the Company’s stock repurchase program were 242,000 at March 31, 2007.

     The following table presents information with respect to Bancorp’s stock repurchases.

	Shares repurchased	Shares repurchased as	Total shares	Total cost of
(Shares and dollars in thousands, other	related to stock options	part of the corporate	repurchased in the	shares	Average total
than per share amounts)	and restricted stock	stock repurchase plan	period	repurchased	cost per share
Year ended 2000	15	573	588	$5,454	$9.28
Year ended 2001	28	534	562	6,879	12.24
Year ended 2002	35	866	901	13,571	15.06
Year ended 2003	29	587	616	10,927	17.74
Year ended 2004	49	484	533	11,502	21.58
Year ended 2005	44	484	528	12,856	24.35
Year ended 2006	37	95	132	3,852	29.18
Three months ended Mar. 31, 2007	6	15	21	671	31.95
Total	243	3,638	3,881	$65,712	$16.93

     Please also see discussion of stock repurchase activity during the quarter ended March 31, 2007, under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below.

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

     Deposits are the primary source of new funds. Total deposits were $2.03 billion at March 31, 2007, up from $2.01 billion at December 31, 2006. While brokered deposits may be used in the future, we have none outstanding at March 31, 2007. We attempt to attract deposits in our market areas through competitive pricing and delivery of quality products.

     At March 31, 2007, six wholly-owned subsidiary grantor trusts established by the Company had issued and outstanding, $53.5 million of trust preferred securities. On March 29, 2007, Bancorp issued, through a wholly-owned subsidiary grantor trust established by Bancorp, $12.5 million of trust preferred securities. The trust used the net proceeds from the offering to purchase a like amount of the junior subordinated debentures of the Company. The interest rate on this $12.5 million of trust preferred securities and Debentures will adjust on a quarterly basis at a spread over the three month London Interbank Offered Rate (“Libor”). The trust preferred securities and Debentures will mature on March 15, 2037. For a further discussion of the amount and terms of other issuances of pooled trust preferred securities, see Bancorp’s 2006 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Sources of Funds.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has not been any material change in the market risk disclosure from that contained in the Company’s 2006 10-K for the fiscal year ended December 31, 2006.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable

Item 1A. Risk Factors

     There has not been any material change in the risk factors disclosure from that contained in the Company’s Form 10-K for the fiscal year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2007:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased (1)	per Share	(2)	Under the Plans or Programs
1/1/07 - 1/31/07	13,047	$15.81	13,000	243,821
2/1/07 - 2/28/07	2,146	$16.41	2,000	241,821
3/1/07 - 3/31/07	6,260	$30.37	-	241,821
Total for quarter	21,453		15,000

(1)	Shares repurchased by Bancorp during the quarter include: (a) shares repurchased pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below, and (b) shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 47 shares, 146 shares, and 6,260 shares, respectively, for the periods indicated.

(2)	Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, and by 1.0 million shares in April 2004, for a total authorized repurchase amount as of March 31, 2007, of approximately 3.9 million shares.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

     None

Item 5. Other Information

     None

Item 6. Exhibits

Exhibit No.	Exhibit
10.1	Change in Control Agreement effective as of March 5, 2007, among Bancorp, the Bank and Hadley S. Robbins, including addendum.

10.2	Supplemental Executive Retirement Plan effective as of April 1, 2007, adopted by Bancorp, the Bank and Hadley S. Robbins, including addendum.

31.1	Certification of CEO under Rule 13(a) – 14(a) of the Exchange Act.

31.2	Certification of CFO under Rule 13(a) – 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST COAST BANCORP
(Registrant)

Dated: May 2, 2007	/s/ Robert D. Sznewajs
Robert D. Sznewajs
Chief Executive Officer and President

Dated: May 2, 2007	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer