Form 10-Q
period 2007-06-30
WEST COAST BANCORP /NEW/OR/
filed 2007-08-06
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2007

Commission file number: 0-10997

     WEST COAST BANCORP
(Exact name of registrant as specified in its charter)

Oregon	93-0810577
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5335 Meadows Road – Suite 201
Lake Oswego, Oregon 97035
(Address of principal executive offices, including zip code)

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

Yes [ X ] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer” and “large accelerated filer" in Rule 12b-2 of the Exchange Act (check one):

[ ] Large Accelerated Filer	[X] Accelerated Filer	[ ] Non-accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [  ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value: 15,712,922 shares outstanding as of July 31, 2007

WEST COAST BANCORP

TABLE OF CONTENTS

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets:
	June 30, 2007 and December 31, 2006	3

	Consolidated Statements of Income:
	Three and six months ended June 30, 2007 and 2006	4

	Consolidated Statements of Cash Flows:
	Six months ended June 30, 2007 and 2006	5

	Consolidated Statements of Changes in Stockholders’ Equity:
	Six months ended June 30, 2007 and year ended December 31, 2006	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37

Item 4.	Controls and Procedures	37

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	38

Item 1A.	Risk Factors	38

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3.	Defaults Upon Senior Securities	38

Item 4.	Submission of Matters to a Vote of Security Holders	39

Item 5.	Other Information	39

Item 6.	Exhibits	39

SIGNATURES		40

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Dollars and shares in thousands)	2007	2006
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$78,723	$83,252
Federal funds sold	3,679	10,062
Interest-bearing deposits in other banks	12	486
Total cash and cash equivalents	82,414	93,800
Trading assets	1,703	1,075
Investment securities available for sale, at fair value (amortized cost: $270,609 and $329,142)	267,614	328,652
Loans held for sale	5,402	7,586
Loans	2,140,942	1,947,690
Allowance for loan losses	(26,496)	(23,017)
Loans, net	2,114,446	1,924,673
Premises and equipment, net	32,446	32,087
Goodwill	13,059	13,059
Core deposit intangible, net	1,671	1,973
Bank owned life insurance	22,138	21,718
Other assets	43,506	40,749
Total assets	$2,584,399	$2,465,372

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Demand	$482,698	$496,676
Savings and interest-bearing demand	347,028	333,273
Money market	668,373	652,923
Time deposits	547,054	523,480
Total deposits	2,045,153	2,006,352
Short-term borrowings	193,527	130,418
Long-term borrowings	52,200	57,991
Junior subordinated debentures	51,000	41,000
Other liabilities	28,656	28,729
Total liabilities	2,370,536	2,264,490

Commitments and contingent liabilities (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock: no par value, none issued; 10,000 shares authorized	-	-
Common stock: no par value, 50,000 shares authorized; 15,748 and 15,586 shares issued and outstanding, respectively	19,684	19,482
Additional paid-in capital	73,825	71,762
Retained earnings	122,172	109,952
Accumulated other comprehensive loss	(1,818)	(314)
Total stockholders' equity	213,863	200,882
Total liabilities and stockholders' equity	$2,584,399	$2,465,372

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$42,637	$32,208	$82,548	$61,307
Interest on taxable investment securities	2,660	2,561	5,661	5,044
Interest on nontaxable investment securities	737	700	1,478	1,393
Interest on deposits in other banks	27	12	34	20
Interest on federal funds sold	87	118	199	184
Total interest income	46,148	35,599	89,920	67,948

INTEREST EXPENSE:
Savings and interest-bearing demand deposits	7,253	4,675	14,048	8,473
Time deposits	6,271	3,750	12,463	7,108
Short-term borrowings	2,127	1,223	3,704	2,017
Long-term borrowings	651	719	1,257	1,453
Junior subordinated debt	1,122	683	1,839	1,160
Total interest expense	17,424	11,050	33,311	20,211
NET INTEREST INCOME	28,724	24,549	56,609	47,737
Provision for loan losses	3,500	500	6,300	908
Net interest income after provision for loan loss	25,224	24,049	50,309	46,829

NONINTEREST INCOME:
Service charges on deposit accounts	3,136	2,830	6,021	5,365
Payment systems related revenue	2,012	1,525	3,690	2,884
Trust and investment services revenue	1,649	1,408	3,141	2,675
Gain on sales of loans	967	692	2,271	1,393
Other	845	635	1,519	1,284
Gains (losses) on sales of securities	96	-	96	(479)
Total noninterest income	8,705	7,090	16,738	13,122

NONINTEREST EXPENSE:
Salaries and employee benefits	12,544	11,907	25,057	23,014
Equipment	1,574	1,367	3,100	2,609
Occupancy	2,158	1,660	4,207	3,273
Payment systems related expense	825	560	1,490	1,088
Professional fees	545	609	966	1,157
Postage, printing and office supplies	969	881	1,845	1,643
Marketing	870	1,585	1,994	2,605
Communications	354	293	787	610
Other noninterest expense	1,661	1,709	3,093	3,149
Total noninterest expense	21,500	20,571	42,539	39,148

INCOME BEFORE INCOME TAXES	12,429	10,568	24,508	20,803
PROVISION FOR INCOME TAXES	4,294	3,624	8,509	7,111
NET INCOME	$8,135	$6,944	$15,999	$13,692

Basic earnings per share	$0.52	$0.47	$1.03	$0.93
Diluted earnings per share	$0.50	$0.45	$0.99	$0.89

Weighted average common shares	15,567	14,737	15,525	14,660
Weighted average diluted shares	16,143	15,395	16,136	15,340

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
(Dollars in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$15,999	$13,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,494	1,727
Amortization of tax credits	437	401
Deferred income tax expense (benefit)	1,795	(403)
Amortization of intangibles	302	133
Provision for loan losses	6,300	908
Decrease (increase) in interest receivable	157	(707)
Increase in other assets	(4,390)	(1,577)
(Gains) losses on sales of securities	(96)	479
Realized net loss (gain) on derivatives	33	(68)
Net gain on sale of fixed assets	(98)	-
Gains on sale of loans	(2,271)	(1,393)
Origination of loans held for sale	(51,332)	(45,606)
Proceeds from sales of loans held for sale	55,787	44,244
Increase in interest payable	206	309
Decrease in other liabilities	(279)	(7,772)
Increase in cash surrender value of bank owned life insurance	(420)	(388)
Stock based compensation expense	957	860
Excess tax benefit from stock based compensation	(144)	(189)
Increase in trading assets	(628)	(50)
Net cash provided by operating activities	24,809	4,600

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	73,225	24,130
Proceeds from sales of available for sale securities	833	18,074
Purchase of available for sale securities	(15,353)	(35,716)
Acquisition, net of cash received	-	6,915
Investments in tax credits	-	(277)
Loans made to customers greater than principal collected on loans	(196,073)	(174,884)
Proceeds from the sales of fixed assets	350	-
Net capital expenditures	(2,960)	(910)
Net cash used in investing activities	(139,978)	(162,668)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest bearing transaction accounts	15,227	45,784
Net increase in time deposits	23,574	69,944
Proceeds from issuance of junior subordinated debentures	17,500	15,000
Repayment of junior subordinated debentures	(7,500)	-
Proceeds from issuance of long-term borrowings	4,200	85,400
Repayment of long-term borrowings	(10,000)	(95,500)
Net increase in short-term borrowings	63,109	57,665
Repurchase of common stock	(474)	(1,071)
Net proceeds from issuance of common stock	1,782	2,210
Excess tax benefit from stock based compensation	144	189
Dividends paid and cash paid for fractional shares	(3,779)	(3,112)
Net cash provided by financing activities	103,783	176,509

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(11,386)	18,441
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	93,800	88,369
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$82,414	$106,810

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Deferred	Comprehensive
(Dollars and shares in thousands)	Shares	Amount	Capital	Earnings	Compensation	Loss	Total
BALANCE, January 1, 2006	14,692	$18,364	$53,976	$87,611	$(1,773)	$(1,055)	$157,123

Comprehensive income:
Net income	-	-	-	29,260	-	-	$29,260
Other comprehensive income, net of tax:
Net unrealized investment/derivative gains	-	-	-	-	-	741	741
Other comprehensive income, net of tax							741
Comprehensive income							$30,001
Cash dividends, $.45 per common share	-	-	-	(6,919)	-	-	(6,919)

Issuance of common stock-stock options	367	459	4,248	-	-	-	4,707
Redemption of common stock-options and restricted stock	(39)	(48)	(1,034)	-	-	-	(1,082)
Activity in Deferred Compensation Plan	(5)	(6)	(160)	-	-	-	(166)
Issuance of common stock-restricted stock	58	72	(72)	-	-	-	-
Transition adjustment for the adoption of SFAS 123(R)	-	-	(1,773)	-	1,773		-
Issuance of common stock-acquisition related	608	760	15,712				16,472
Common stock repurchased and retired	(95)	(119)	(2,651)	-	-	-	(2,770)
Stock based compensation expense	-	-	1,641	-	-	-	1,641
Tax benefit associated with stock plans	-	-	1,875	-	-	-	1,875
BALANCE, December 31, 2006	15,586	19,482	71,762	109,952	-	(314)	200,882

Comprehensive income:
Net income	-	-	-	15,999	-	-	$15,999
Other comprehensive loss, net of tax:
Net unrealized investment/derivative losses	-	-	-	-	-	(1,504)	(1,504)
Other comprehensive loss, net of tax							(1,504)
Comprehensive income							$14,495
Cash dividends, $.24 per common share	-	-	-	(3,779)	-	-	(3,779)

Issuance of common stock-stock options	124	155	1,562	-	-	-	1,717
Redemption of common stock-options and restricted stock	(19)	(24)	(591)	-	-	-	(615)
Activity in Deferred Compensation Plan	(1)	(1)	(59)	-	-	-	(60)
Issuance of common stock-restricted stock	73	91	(84)	-	-	-	7
Common stock repurchased and retired	(15)	(19)	(455)	-	-	-	(474)
Stock based compensation expense	-	-	957	-	-	-	957
Tax benefit associated with stock plans	-	-	733	-	-	-	733
BALANCE, June 30, 2007	15,748	$19,684	$73,825	$122,172	$-	$(1,818)	$213,863

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations and cash flows for the three and six months ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or other future periods.

     Supplemental cash flow information. The following table presents supplemental cash flow information for the six months ended June 30, 2007, and 2006.

(Dollars in thousands)	Six months ended
	June 30,
Cash paid in the period for:	2007	2006
Interest	$33,105	$19,901
Income taxes	$9,856	$7,276
Noncash investing and financing activities:
Change in unrealized (loss) on available for sale securities
and derivatives, net of tax	$(1,504)	$(1,893)
Dividends declared and accrued in other liabilities	$1,894	$1,563
Stock issued for acquisition	$-	$16,472

1. BASIS OF PRESENTATION (continued)

     New accounting pronouncements. On January 1, 2007, Bancorp adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." FIN 48 prescribes a comprehensive model for how a company should recognize, measure, present, and disclose in its financial statements uncertain tax positions that it has taken or expects to take on a tax return.

     West Coast Bancorp is subject to U.S. federal income tax and income tax of the State of Oregon. The years 2003 through 2005 remain open to examination for federal income taxes, and years 2002 through 2005 remain open for State examination. As of January 1, 2007, and June 30, 2007, Bancorp had no unrecognized tax benefits or uncertain tax positions. In addition, Bancorp has no accrued interest or penalties as of January 1, 2007 or June 30, 2007. It is Bancorp’s policy to record interest and penalties as a component of income tax expense. The adoption of this accounting standard did not have a material impact on the Company.

     In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those years. Management is currently evaluating the potential impact of this standard on the Company.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value with changes in fair value reported in earnings. In addition, it requires disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. Management is currently evaluating the potential impact of this standard on the Company.

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

     The Company is amortizing the core deposit intangibles (“CDI”) using an accelerated method over seven years. The Company evaluates goodwill for impairment at least annually, or if there is an indication that goodwill might be impaired. Goodwill was reviewed for impairment at April 30, 2007, and there was no impairment recorded for the six months ending June 30, 2007.

     The following unaudited adjusted pro forma financial information for the three and six months ended June 30, 2006, assumes that the Mid-Valley acquisition occurred as of January 1, 2005. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the Mid-Valley acquisition been consummated on the date indicated.

	Three months	Six months
	ended	ended
(In thousands, except per share amounts)	June 30, 2006	June 30, 2006
Net interest income	$25,609	$49,967
Provision for loan loss	450	908
Noninterest income	7,146	13,242
Noninterest expense	22,101	42,059
Income before income taxes	10,204	20,242
Provision for income taxes	3,493	6,972
Net income	$6,711	$13,270

Basic earnings per share	$0.44	$0.87
Diluted earnings per share	$0.42	$0.83

Weighted average common shares	15,298	15,234
Weighted average dilutive shares	15,956	15,914

3. STOCK PLANS AND STOCK BASED COMPENSATION

     At June 30, 2007, Bancorp had multiple stock option plans. Bancorp’s stock option plans include the 2002 Stock Incentive Plan (“2002 Plan”), the 1999 Stock Option Plan (“1999 Plan”), the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (“1991 Plan”), and the 1995 Directors Stock Option Plan (“1995 Plan”). No additional grants may be made under plans other than the 2002 Plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options and restricted stock awards for up to 1.9 million shares, of which .4 million shares remain available for issue, of which .18 million may be allocated to restricted stock awards.

     All stock options have an exercise price that is equal to the closing market value of Bancorp’s stock on the date the options were granted. Options granted under the 2002 Plan generally vest over a three or four year vesting period; however, certain grants have been made that vested immediately. Stock options granted have a 10 year maximum term. Options previously issued under the 1999 or prior plans are fully vested.

     The following table presents information on stock options outstanding for the periods shown.

	Six months ended		Year ended
	June 30, 2007		December 31, 2006
		Weighted Avg.		Weighted Avg.
	Common Shares	Ex. Price	Common Shares	Ex. Price
Balance, beginning of period	1,470,036	$16.61	1,693,135	$14.80
Granted	11,900	31.53	157,775	27.65
Exercised	(124,300)	13.81	(366,893)	12.83
Forfeited	(2,523)	24.17	(13,981)	21.71
Balance, end of period	1,355,113	$16.98	1,470,036	$16.61

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Six months ended	Year ended
(Dollars in thousands, except share and per share data)	June 30, 2007	December 31, 2006
Intrinsic value of options exercised in the period	$2,236	$6,227

Stock options vested and expected to vest:
Number	1,322,754	1,453,658
Weighted avg. exercise price	$16.95	$16.51
Aggregate intrinsic value	$17,784	$26,350
Weighted avg. contractual term of options	5.4 years	5.7 years

Stock options vested and currently exercisable
Number	1,133,296	1,151,694
Weighted avg. exercise price	$15.45	$14.55
Aggregate intrinsic value	$16,937	$23,132
Weighted avg. contractual term of options	4.9 years	4.9 years

3. STOCK PLANS AND STOCK BASED COMPENSATION (continued)

     The following table presents information on restricted stock outstanding for the periods shown.

	Six months ended		Year ended
(Dollars in thousands, except share and per share data)	June 30, 2007		December 31, 2006
	Restricted	Average Market	Restricted	Average Market
	Shares	Price at Grant	Shares	Price at Grant
Balance, beginning of period	123,746	$24.22	123,027	$20.24
Awarded	72,755	31.84	57,840	27.67
Forfeited/vested	(45,349)	23.84	(57,121)	19.15
Balance, end of period	151,152	$28.00	123,746	$24.22

Fair value of shares vesting in the period		$1,450		$1,581
Unrecognized compensation cost of nonvested shares		$3,923		$2,318
Weighted average recognition period		1.8 years		1.4 years

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

	Black-Scholes assumptions
	Six months ended	Year ended
	June 30, 2007	December 31, 2006
Risk Free interest rates	4.44%-4.78%	4.35%-5.13%
Expected dividend	1.48%-1.66%	1.44%-1.65%
Expected lives, in years	4	4
Expected volatility	23%	23%
Fair value of options granted in period	$6.80	$6.15

     It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock, rather than issue treasury shares. Bancorp expenses stock options and restricted stock on a straight line basis over the related vesting term. Stock option expense decreased compared to prior periods and reflects the Company’s recent trend toward granting restricted stock versus stock options while managing the overall compensation expense associated with equity grants. The following table presents stock-based compensation expense for the periods shown.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, pretax	2007	2006	2007	2006
Restricted stock expense	$361	$253	$709	$510
Stock option expense	120	222	248	350
Total stock-based compensation expense	$481	$475	$957	$860

     The income tax benefit recognized in the income statement for restricted stock compensation expense in the three and six months ended June 30, 2007, was $137,000 and $269,000, respectively, compared to $96,000 and $194,000 for the three and six months ended June 30, 2006, respectively.

     The Company’s tax benefits from disqualifying dispositions for the exercise of incentive stock options, the exercise of non-qualified stock options, and the vesting and release of restricted stock for the three months ended June 30, 2007 and 2006, were $.5 million and $.6 million, respectively. For the six months ended June 30, 2007 and 2006, the Company recognized income tax benefits of $.7 million and $.8 million, respectively. These tax benefits lower the Company’s tax liability and increase additional paid in capital.

4. INVESTMENT SECURITIES AVAILABLE FOR SALE

     The composition of Bancorp’s investment portfolio is as follows:

	June 30,	December 31,
(Dollars in thousands)	2007	2006
Investments available for sale (At fair value)
Treasury Securities	$196	$-
U.S. Government agency securities	78,972	125,455
Corporate securities	22,086	23,885
Mortgage-backed securities	75,468	84,477
Obligations of state and political subdivisions	72,966	75,873
Equity and other securities	17,926	18,962
Total Investment securities available for sale	$267,614	$328,652

     With an unrealized loss of $3.0 million, the fair value was approximately 1.1% below the carrying, or book, value of Bancorp’s investment portfolio at $270.6 million on June 30, 2007.

     The following table provides information on investment securities with 12 month or greater continuous unrealized losses as of June 30, 2007:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for more	unrealized loss for more	Unrealized
	than 12 months	than 12 months	Gross Losses
U.S. Government agency securities	$25,598	$25,249	$(349)
Corporate securities	4,103	4,000	(103)
Mortgage-backed securities	57,672	55,925	(1,747)
Obligations of state and political subdivisions	10,835	10,495	(340)
Equity and other securities	2,000	1,913	(87)
Total	$100,208	$97,582	$(2,626)

     At June 30, 2007, the Company had 70 investment securities with a book value of $100.2 million and an unrealized loss of $2.6 million that have been in a continuous unrealized loss position for more than 12 months. The Company has the ability and intent to hold securities with a stated maturity until the value recovers. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary. In addition to accounting and regulatory guidance, in determining whether a security is other-than-temporarily impaired, the Company regularly considers the duration and amount of the unrealized loss, the financial condition of the issuer, and the prospects for a change in market value within a reasonable period of time.

4. INVESTMENT SECURITIES AVAILABLE FOR SALE (continued)

     The following table provides information on investment securities which have unrealized losses and have been in an unrealized loss position for less than 12 months as of June 30, 2007:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for less	unrealized loss for less	Unrealized
	than 12 months	than 12 months	Gross Losses
Treasury Securities	$199	$196	$(3)
U.S. Government agency securities	35,702	35,646	(56)
Corporate securities	1,137	1,026	(111)
Mortgage-backed securities	17,137	17,072	(65)
Obligations of state and political subdivisions	34,819	34,176	(643)
Equity and other securities	3,010	2,790	(220)
Total	$92,004	$90,906	$(1,098)

     There were a total of 86 securities in Bancorp’s investment portfolio at June 30, 2007, that have been in a continuous unrealized loss position for less than 12 months, with a book value of $92.0 million and a total unrealized loss of $1.1 million. The unrealized loss on our investment securities portfolio was substantially due to an increase in interest rates subsequent to purchasing these securities. The fair value of these securities fluctuates as market interest rates change. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

     The composition and carrying value of Bancorp’s loan portfolio, excluding loans held for sale, is as follows:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Commercial	$515,590	$463,188
Real estate construction	503,414	365,954
Real estate mortgage	294,447	287,495
Real estate commercial	803,155	804,865
Installment and other consumer	24,336	26,188
Total loans	2,140,942	1,947,690
Allowance for loan losses	(26,496)	(23,017)
Total loans, net	$2,114,446	$1,924,673

     The following table presents activity in the allowance for loan losses for the three and six months ended June 30, 2007, and 2006:

	Three months ended
(Dollars in thousands)	June 30, 2007	June 30, 2006
Balance at beginning of period	$24,464	$20,642
Provision for loan losses	3,500	500
Loans charged off	(1,567)	(312)
Recoveries	99	166
Allowance for loan losses, from acquisition	-	887
Balance at end of period	$26,496	$21,883

	Six months ended
(Dollars in thousands)	June 30, 2007	June 30, 2006
Balance at beginning of period	$23,017	$20,469
Provision for loan losses	6,300	908
Loans charged off	(3,087)	(817)
Recoveries	266	436
Allowance for loan losses, from acquisition	-	887
Balance at end of period	$26,496	$21,883

6. EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issueable upon exercise of options and non-vested restricted stock were included. For the periods reported, Bancorp had no reconciling items between net income and income available to common stockholders.

     The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations:

(Dollars and shares in thousands, except per share data)		Weighted Average Shares
		Three months
		ended	Per Share
	Net Income	June 30, 2007	Amount
Basic earnings	$8,135	15,567	$0.52
Common stock equivalents from:
Stock options		541
Restricted stock		35
Diluted earnings	$8,135	16,143	$0.50

	Three months
	ended
	June 30, 2006
Basic earnings	$6,944	14,737	$0.47
Common stock equivalents from:
Stock options		623
Restricted stock		35
Diluted earnings	$6,944	15,395	$0.45

		Six months
		ended
		June 30, 2007
Basic earnings	$15,999	15,525	$1.03
Common stock equivalents from:
Stock options		569
Restricted stock		42
Diluted earnings	$15,999	16,136	$0.99

		Six months
		ended
		June 30, 2006
Basic earnings	$13,692	14,660	$0.93
Common stock equivalents from:
Stock options		638
Restricted stock		42
Diluted earnings	$13,692	15,340	$0.89

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

8. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2007	2006	2007	2006
Net income as reported	$8,135	$6,944	$15,999	$13,692

Unrealized losses on securities arising during the period	(2,938)	(1,670)	(2,410)	(3,562)
Tax benefit	1,154	656	947	1,399
Net unrealized losses on securities	(1,784)	(1,014)	(1,463)	(2,163)

Less: Reclassification adjustment for (gains) losses on sales of securities	(96)	-	(96)	479
Tax provision (benefit)	38	-	38	(188)
Net (gains) losses on sales of securities	(58)	-	(58)	291

Unrealized gains (losses) on derivatives- cash flow hedges	15	(85)	28	(35)
Tax (provision) benefit	(6)	33	(11)	14
Net unrealized gains (losses) on derivatives- cash flow hedges	9	(52)	17	(21)

Total comprehensive income	$6,302	$5,878	$14,495	$11,799

9. JUNIOR SUBORDINATED DEBT

     At June 30, 2007, six wholly-owned subsidiary grantor trusts established by Bancorp had an outstanding balance of $51 million in pooled trust preferred securities. The following table is a summary of current trust preferred securities issued by the grantor trusts and guaranteed by Bancorp.

(Dollars in thousands)

		Preferred security		Current stated		Next possible
Issuance Trust	Issuance date	amount	Rate type (1)	rate	Maturity date	redemption date
West Coast Statutory Trust III	September 2003	$7,500	Fixed	6.75%	September 2033	September 2008
West Coast Statutory Trust IV	March 2004	6,000	Fixed	5.88%	March 2034	March 2009
West Coast Statutory Trust V	April 2006	15,000	Variable	6.79%	June 2036	June 2011
West Coast Statutory Trust VI	December 2006	5,000	Variable	7.04%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	12,500	Variable	6.91%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	5,000	Variable	6.74%	June 2037	June 2012
Total		$51,000

(1)	The variable rate preferred securities reprice quarterly.

     During the quarter ended June 30, 2007, Bancorp redeemed the $7.5 million in securities associated with West Coast Statutory Trust II, thereby terminating this trust. The Company had a single interest-rate swap associated with West Coast Statutory Trust II to convert the variable rate to a fixed rate. The swap was entered into concurrently with the issuance of the trust preferred security. West Coast Bancorp cancelled the associated swap contract in conjunction with the redemption of West Coast Statutory Trust II. Bancorp also issued $5.0 million of pooled trust preferred securities in June 2007 and $12.5 million in March 2007, for a year to date June 30, 2007 total issuance of $17.5 million.

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

(Dollars in thousands)	Three months ended June 30, 2007
	Banking	Other	Intersegment	Consolidated
Interest income	$46,118	$30	$-	$46,148
Interest expense	16,302	1,122	-	17,424
Net interest income (expense)	29,816	(1,092)	-	28,724
Provision for loan losses	3,500	-	-	3,500
Noninterest income	7,987	955	(237)	8,705
Noninterest expense	20,787	950	(237)	21,500
Income (loss) before income taxes	13,516	(1,087)	-	12,429
Provision (benefit) for income taxes	4,718	(424)	-	4,294
Net income (loss)	$8,798	$(663)	$-	$8,135

Depreciation and amortization	$1,474	$6	$-	$1,480
Assets	$2,579,387	$13,510	$(8,498)	$2,584,399
Loans, net	$2,114,446	$-	$-	$2,114,446
Deposits	$2,052,908	$-	$(7,755)	$2,045,153
Equity	$247,769	$(33,906)	$-	$213,863

(Dollars in thousands)	Three months ended June 30, 2006
	Banking	Other	Intersegment	Consolidated
Interest income	$35,577	$22	$-	$35,599
Interest expense	10,367	683	-	11,050
Net interest income (expense)	25,210	(661)	-	24,549
Provision for loan losses	500	-	-	500
Noninterest income	6,372	935	(217)	7,090
Noninterest expense	19,939	849	(217)	20,571
Income (loss) before income taxes	11,143	(575)	-	10,568
Provision (benefit) for income taxes	3,848	(224)	-	3,624
Net income (loss)	$7,295	$(351)	$-	$6,944

Depreciation and amortization	$1,099	$2	$-	$1,101
Assets	$2,291,104	$12,554	$(8,248)	$2,295,410
Loans, net	$1,779,911	$-	$-	$1,779,911
Deposits	$1,858,323	$-	$(7,586)	$1,850,737
Equity	$210,889	$(26,608)	$-	$184,281

10. SEGMENT AND RELATED INFORMATION (Continued)

(Dollars in thousands)	Six months ended June 30, 2007
	Banking	Other	Intersegment	Consolidated
Interest income	$89,863	$57	$-	$89,920
Interest expense	31,472	1,839	-	33,311
Net interest income (expense)	58,391	(1,782)	-	56,609
Provision for loan losses	6,300	-	-	6,300
Noninterest income	15,382	1,824	(468)	16,738
Noninterest expense	41,164	1,843	(468)	42,539
Income (loss) before income taxes	26,309	(1,801)	-	24,508
Provision (benefit) for income taxes	9,212	(703)	-	8,509
Net income (loss)	$17,097	$(1,098)	$-	$15,999

Depreciation and amortization	$2,482	$12	$-	$2,494
Assets	$2,579,387	$13,510	$(8,498)	$2,584,399
Loans, net	$2,114,446	$-	$-	$2,114,446
Deposits	$2,052,908	$-	$(7,755)	$2,045,153
Equity	$247,769	$(33,906)	$-	$213,863

(Dollars in thousands)	Six months ended June 30, 2006
	Banking	Other	Intersegment	Consolidated
Interest income	$67,902	$46	$-	$67,948
Interest expense	19,051	1,160	-	20,211
Net interest income (expense)	48,851	(1,114)	-	47,737
Provision for loan losses	908	-	-	908
Noninterest income	11,840	1,721	(439)	13,122
Noninterest expense	37,913	1,674	(439)	39,148
Income (loss) before income taxes	21,870	(1,067)	-	20,803
Provision (benefit) for income taxes	7,527	(416)	-	7,111
Net income (loss)	$14,343	$(651)	$-	$13,692

Depreciation and amortization	$1,722	$5	$-	$1,727
Assets	$2,291,104	$12,554	$(8,248)	$2,295,410
Loans, net	$1,779,911	$-	$-	$1,779,911
Deposits	$1,858,323	$-	$(7,586)	$1,850,737
Equity	$210,889	$(26,608)	$-	$184,281

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
  Increasing or decreasing interest rate environments, including the slope and level of, as well as changes in, the yield curve, that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans and changes in the value of Bancorp’s investment securities;
  Changing business or regulatory conditions, or new legislation, affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, or revisions to our strategic focus; and
  Changes or failures in technology or third party vendor relationships in revenue production or service areas or increases in required investments in technology that could reduce our revenues, increase our costs or lead to disruptions in our business.

     Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to, among other things, attract and retain key personnel; close loans in the pipeline; generate loan and deposit balances at projected spreads; sustain fee generation and gains on sales of loans; maintain asset quality; control the level of net charge-offs; adapt to changing customer deposit, investment, and lending behaviors; control expense growth; monitor and manage the Company’s financial reporting, operating and disclosure control environments.

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

Business Developments

     During the second quarter of 2007, the Company introduced an enhanced website to improve access to our electronic banking platforms. West Coast Bank (the “Bank”) also launched a mobile ATM van that allows the Bank to service customers at a variety of events and non-branch locations and installed West Coast Bank Coin Centers at selected branches, as previously announced. The Company also began offering Certificate of Deposit Account Registry Service (“CDARS”), a product that allows customers increased deposit insurance. For more information see the heading “Liquidity and Sources of Funds.”

     Consistent with our strategy of enchancing our distribution in the Portland/Vancouver market area, the Bank opened a new branch at Martin Luther King and Main, on the inner east side of Portland, on July 2, 2007.

     In the first quarter of 2007, the Bank relocated three branches to new facilities: North Plains, Oregon, Mt. Angel, Oregon, and Salmon Creek, Washington. The Bank opened a new branch on the east side of Bend, Oregon. In addition, the Bank implemented an ATM fee refund program.

     In 2006, the Bank introduced a new remote deposit product called iDeposit to further enhance its payment systems related product offerings. iDeposit is a service that allows businesses to conveniently and easily deposit checks electronically from their own offices. The Bank processes these checks as if they had been deposited at a branch. The Bank may provide the customer, at no cost, a check scanner, with the only other equipment needed being an internet-enabled PC with a browser.

Income Statement Overview

Three and six months ended June 30, 2007, and 2006

     Net Income Bancorp’s net income was $8.1 million, or $.50 per diluted share, for the three months ended June 30, 2007, compared to $6.9 million, or $.45 per diluted share, for the three months ended June 30, 2006.

     Net income for the six months ended June 30, 2007, was $16.0 million, or $.99 per diluted share, compared to $13.7 million, or $.89 per diluted share, for the same period last year.

     Bancorp’s net interest income and non interest income combined was $37.4 million for the second quarter, a $5.8 million increase over the same period in 2006. This 18% increase in revenue growth allowed us to achieve our long term financial targets in the second quarter and year to date June 30, 2007, despite the significant increase in the Company’s loan loss provision. Net interest income and non interest income were up 17% and 23%, respectively, from the second quarter 2006. This positive revenue generation combined with slower expense growth offset the sharp increase in the loan loss provision and led to the 11% earnings per diluted share growth for both the second quarter and year to date June 30, 2007.

     The Company’s return on average equity for the quarters ended June 30, 2007, and 2006 was 15.5% and 16.8%, respectively. Bancorp’s return on average equity, tangible for the quarters ended June 30, 2007, and 2006 was 16.9% and 17.0%, respectively. Return on average equity, tangible is a non-GAAP financial measure used by the Company that eliminates the effects of the amortization of merger-related intangible assets from the return on equity calculation. The Company calculates return on average equity, tangible by dividing net income less amortization on intangibles, after tax, by average shareholders’ equity less average intangible assets. The following table presents a reconciliation to return on average equity.

West Coast Bancorp
Return on average equity tangible reconciliation*

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2007	2006	2007	2006
Net income	$8,135	$6,944	$15,999	$13,692
Less: intangible asset amortization, net of tax	98	32	196	86
Net income, tangible	$8,233	$6,976	$16,195	$13,778

Average shareholders' equity	$210,349	$165,671	$206,889	$162,491
Less: average intangibles	(14,803)	(1,404)	(14,878)	(774)
Average shareholders' equity, tangible	$195,546	$164,267	$192,011	$161,717
(1) Federal income tax provision applied at 35%.

Return on average equity	15.5%	16.8%	15.6%	17.0%
Return on average equity, tangible	16.9%	17.0%	17.0%	17.2%

*Management uses return on equity, tangible internally and has disclosed it to investors based on its belief that the figure makes it easier to compare the Company's performance to other financial institutions that do not have merger-related intangible assets and is commonly used in the industry. Ratios have been annualized where appropriate.

     Net Interest Income For the quarter ended June 30, 2007, net interest income on a tax equivalent basis was $29.1 million, compared with $24.9 million in the second quarter of 2006. Net interest income, on a tax equivalent basis for the six months ended June 30, 2007, increased $8.9 million to $57.4 million from $48.5 million for the same period in 2006. The key driver of higher net interest income was strong loan growth of 19% over the past twelve months.

     The following table presents information regarding yields on interest earning assets, expense on interest-bearing liabilities, and net interest margin on average interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended		Increase	Percentage
(Dollars in thousands)	June 30,		(Decrease)	Change
	2007	2006	2007-2006	2007-2006
Interest and fee income (1)	$46,545	$35,976	$10,569	29.4%
Interest expense	17,424	11,050	6,374	57.7%
Net interest income (1)	$29,121	$24,926	$4,195	16.8%

Average interest earning assets	$2,381,652	$1,977,717	$403,935	20.4%
Average interest bearing liabilities	$1,820,709	$1,462,251	$358,458	24.5%
Average interest earning assets/
Average interest bearing liabilities	130.81%	135.25%	(4.44)

Average yields earned (1)	7.84%	7.30%	0.54
Average rates paid	3.84%	3.03%	0.81
Net interest spread (1)	4.00%	4.27%	(0.27)
Net interest margin (1)	4.90%	5.06%	(0.16)

	Six months ended		Increase	Percentage
(Dollars in thousands)	June 30,		(Decrease)	Change
	2007	2006	2007-2006	2007-2006
Interest and fee income (1)	$90,716	$68,697	$22,019	32.1%
Interest expense	33,311	20,211	13,100	64.8%
Net interest income (1)	$57,405	$48,486	$8,919	18.4%

Average interest earning assets	$2,341,431	$1,930,875	$410,556	21.3%
Average interest bearing liabilities	$1,785,921	$1,424,980	$360,941	25.3%
Average interest earning assets/
Average interest bearing liabilities	131.10%	135.50%	(4.40)

Average yields earned (1)	7.81%	7.17%	0.64
Average rates paid	3.76%	2.86%	0.90
Net interest spread (1)	4.05%	4.31%	(0.26)
Net interest margin (1)	4.94%	5.06%	(0.12)

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.
Ratios for the three months ended June 30, 2007, and 2006 have been annualized where appropriate.

     Analysis of Net Interest Income Net interest income, including a $.40 million adjustment to a tax equivalent basis for the three months ended June 30, 2007, increased 17% to $29.1 million from $24.9 million, including a $.38 million adjustment to a tax equivalent basis for the same period in 2006. Growth in average loan balances of 24% and deposit balances of 19% from second quarter of 2006, higher amortized loan fees, and an increased value of demand deposits due to rising short-term market interest rates contributed to the higher net interest income.

     The net interest margin for the second quarter of 2007 decreased to 4.90% from 5.06% in the second quarter of 2006, mainly due to higher rates paid on interest bearing liabilities that were only partially offset by the higher yield on earning assets and higher value of non-interest bearing demand deposits. The second quarter 2007 net interest margin of 4.90% was consistent with our expectations despite higher than expected interest bearing liability costs. Stronger than anticipated construction loan balances and fees helped offset the increased costs. For more information regarding the growth in construction loans, see the discussion under the heading “Balance Sheet Overview.”

     Average yields on earning assets increased 54 basis points to 7.84% in the second quarter of 2007 from 7.30% in the second quarter of 2006. Average interest earning assets increased $404 million, or 20%, to $2.38 billion in the second quarter of 2007 from $1.98 billion for the same period in 2006. Second quarter 2007 average rates paid on interest bearing liabilities increased 81 basis points to 3.84%, from 3.03% for the same period in 2006, while average interest bearing liabilities increased $358.5 million, or 25%, to $1.82 billion.

     Changing interest rate environments, including the slope and level of, as well as changes in, the yield curve, and competitive pricing pressure, could lead to higher deposit costs, lower loan yields, reduced net interest margin and spread, and lower loan fees, all of which could lead to a decrease in net interest income.

     Provision for Loan Losses Bancorp recorded provisions for loan loss for the second quarters of 2007 and 2006 of $3.5 million and $.5 million, respectively. The provision for loan losses for the six months ended June 30, 2007, was $6.3 million, up from $.9 million in the same period in 2006. Consistent with the current credit cycle, the higher loan loss provision in the three and six months ended June 30, 2007, compared to the respective periods in 2006, reflects the impact of loan growth, loan mix changes, higher net charge-offs, and a moderately unfavorable migration in our loan risk ratings reserve percentage in the 2007 periods. In 2007, we had a greater proportion of our loan portfolio in construction loans, which inherently have a higher risk, consequently construction loans are allocated a higher loan loss provision relative to other loans in the Bank’s loan portfolio.

     The provision for loan losses is recorded to bring the allowance for loan losses to an amount considered appropriate by management based on factors which are described in the “Loan Portfolio and Credit Management” and “Allowance for Loan Losses” sections of this report. The provision for loan losses is highly dependent on the local economy and real estates markets and our ability to manage asset quality and control the level of net charge-offs through prudent credit underwriting standards. In addition, a decline in general economic conditions could increase future provisions for loan loss.

     Non-interest Income Total non-interest income was $8.7 million for the three months ended June 30, 2007, an increase of 23% compared to $7.1 million in the second quarter of 2006. Consistent with recent quarterly trends, we experienced broad-based fee income growth. Successful product introductions helped us produce double-digit revenue growth in all major fee income categories compared to the second quarter of 2006. In the second quarter 2007, deposit service charges increased $.3 million, or 11%, and payment systems revenues increased $.5 million, or 32%, over the same period in 2006 with continued solid growth in consumer and business accounts. Due to a strong equity market, as well as growth in the number of client relationships and sales of investment products, trust and investment services revenue grew 17% from the same quarter of 2006. Additionally, second quarter 2007 gains on sales of loans revenue jumped $.3 million, or 40%, from the second quarter of 2006, due to strong SBA production in the most recent quarter compared to the same period a year ago.

     Changing interest rate environments, including the slope and level of, as well as changes in, the yield curve, could lead to decreases in fee income, including lower gains on sales of loans and reduced deposit service charges, two key components of our non-interest income. Also, increased competition and other competitive factors could adversely affect our ability to sustain fee generation.

     Non-interest Expense Non-interest expense for the three months ended June 30, 2007, was $21.5 million, a modest increase of $.9 million, or 5%, compared to $20.6 million for the same period in 2006. The slower growth was partly due to lower second quarter marketing expenses, which declined $.7 million from the same quarter of 2006 in accordance with our plans. Salaries and employee benefits expense increased $.6 due primarily to our hiring additional relationship managers and branch personnel. Equipment expense increased 15% over second quarter 2006, mainly because of technology investments to support our products and delivery capabilities, including those in the payment systems area. Occupancy expense increased 30% from the same quarter in 2006, with a large portion of the increase caused by rent and depreciation on new or relocated branches.

     Income taxes The provision for income taxes increased in the three and six months ended June 30, 2007, from the same periods in 2006, primarily due to an increase in income before taxes. Bancorp’s effective tax rate for the three and six months ended June 30, 2007, remained flat compared to the same period in 2006.

Balance Sheet Overview

     Period end total assets increased to $2.6 billion as of June 30, 2007, up from $2.3 billion at June 30, 2006. Our balance sheet growth has reflected successful efforts in targeted areas that support our corporate objectives, including small business and middle market commercial lending, construction and home equity lending, as well as core deposit production. Our average earning assets increased in excess of 20% for both the year and quarter to date 2007 compared to the prior year periods.

     Investment Portfolio The investment portfolio at June 30, 2007, decreased $61.0 million compared to December 31, 2006. At June 30, 2007, total investment securities available for sale had a pre-tax net unrealized loss of $3.0 million. The decrease in our investment portfolio reflects recent strong loan growth as investment maturities have been utilized to fund loans. The composition and carrying value of Bancorp’s investment portfolio is as follows:

	June 30,	December 31,
(Dollars in thousands)	2007	2006
Investments available for sale (at fair value)
Treasury securities	$196	$-
U.S. Government agency securities	78,972	125,455
Corporate securities	22,086	23,885
Mortgage-backed securities	75,468	84,477
Obligations of state and political subdivisions	72,966	75,873
Equity and other securities	17,926	18,962
Total Investment Portfolio	$267,614	$328,652

     Bancorp’s investment portfolio has very limited exposure to “subprime” mortgages. The majority of our mortgage-backed securities portfolio is comprised of 15 year fully amortizing jumbo loans. All of our non-agency mortgage-backed securities are rated AAA or Aaa.

     Loan Portfolio and Credit Management Interest and fees earned on our loan portfolio is our primary source of revenue. Loans represented 83% of total assets or $2.1 billion as of June 30, 2007, compared to 79% or $1.9 billion at December 31, 2006. A certain degree of credit risk is inherent in our lending activities. The Company manages the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. In addition, we attempt to manage our risk through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Through the credit review function, the Company is able to monitor all credit-related policies and practices on a post approval basis, ensuring uniform application. The findings of these reviews are communicated with senior management and the Loan, Investment, and Asset/Liability Committee, which is made up of certain directors. As part of our ongoing lending process, internal risk ratings are assigned to each commercial and commercial real estate, including commercial construction, credit before the funds are extended to the customer. Credit risk ratings are based on apparent credit worthiness of the borrower at the time the loan is made. Large balance accounts have the credit risk rating reviewed on at least an annual basis. Credit files are examined periodically on a sample test basis by internal and external auditors as well as by regulatory examiners.

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

     We produced strong loan growth over the past year with a 24%, or $405 million, increase in average quarterly loans in the second quarter 2007 compared to the same period in 2006. Part of this growth is attributable to our acquisition of Mid-Valley Bank at the end of second quarter 2006. Slightly over half of this growth was generated by average construction loans which increased $218 million or 85%. Average commercial loans also exhibited strong growth of $99 million or 24% over the same period. Period end loans increased $339 million from June 30, 2006.

     As part of our strategic efforts over the last seven years, we have placed an emphasis on increasing the commercial, construction and home equity loan segments of our portfolio. Our strategy has resulted in the loan portfolio being more interest rate sensitive. While our total loan portfolio is more diversified from a credit risk perspective, historically commercial loans tend to exhibit more credit losses than commercial real estate loans. This is partly due to the collateral not being based in real estate but assets such as inventory, accounts receivable, etc. Commercial and construction loans each represent 24% of the loan portfolio as of the end of the second quarter, compared to 16% and 19%, respectively, at December 31, 2000. Commercial real estate loans have declined from 58% to less than 38% of the loan portfolio over the same time period. We believe our focus on commercial businesses has been and remains a key contributor to growing low cost deposits.

     The composition of Bancorp’s loan portfolio is as follows:

(Dollars in thousands)	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial	$515,590	24.1%	$463,188	23.8%
Real estate construction	503,414	23.5%	365,954	18.8%
Real estate mortgage	294,447	13.8% %	287,495	14.8%
Real estate commercial	803,155	37.5%	804,865	41.3%
Installment and other consumer	24,336	1.1%	26,188	1.3%
Total loans	2,140,942	100%	1,947,690	100%
Allowance for loan losses	(26,496)	1.24%	(23,017)	1.18%
Total loans, net	$2,114,446		$1,924,673

     The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands)	June 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Office Buildings	$187,900	23.4%	$205,100	25.5%
Retail Facilities	102,400	12.8%	103,900	12.9%
Multi-Family - 5+ Residential	78,300	9.7%	78,200	9.7%
Medical Offices	51,700	6.4%	54,700	6.8%
Hotels/Motels	47,500	5.9%	52,400	6.5%
Commercial/Agricultural	53,600	6.7%	47,300	5.9%
Industrial parks and related	47,900	6.0%	50,300	6.2%
Manufacturing Plants	29,900	3.7%	29,700	3.7%
Assisted Living	20,500	2.6%	22,200	2.8%
Land Development and Raw Land	23,500	2.9%	19,300	2.4%
Food Establishments	20,600	2.6%	17,500	2.2%
Mini Storage	16,200	2.0%	16,100	2.0%
Other	123,200	15.3%	108,200	13.4%
Total real estate commercial loans	$803,200	100%	$804,900	100%

     Office buildings, retail facilities, and multi-family residential categories account for nearly half of the collateral securing our $803 million commercial real estate portfolio, down slightly from year end 2006. We believe Bancorp’s underwriting of commercial real estate loans is conservative with loan to value ratios generally not exceeding 75% and debt service coverage ratios generally at 120% or better.

     Composition by occupancy type in the commercial real estate loan portfolio is as follows:

	June 30,		December 31,
	2007		2006		Change
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Owner-occupied	$373,896	47%	$349,341	43%	$24,555	7%
Non-owner occupied	429,259	53%	455,524	57%	(26,265)	-6%
Total real estate commercial loans	$803,155	100%	$804,865	100%	$(1,710)	0%

     At June 30, 2007, real estate construction loans were $503 million, up $232 million or 86%, compared to $271 million at June 30, 2006. Real estate construction loans represent nearly 24% of our loan portfolio at June 30, 2007, compared to 15% at June 30, 2006.

     The composition of real estate construction loans is as follows:

	June 30,
	2007		2006		Change
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial construction	$96,164	19%	$43,232	16%	$52,932	122%
Residential construction to homeowner	272,709	54%	126,717	47%	145,992	115%
Pre sold / speculative residential construction to builder	55,826	11%	43,346	16%	12,480	29%
Residential subdivision/site development	81,172	16%	59,697	22%	21,475	36%
Net deferred fees	(2,457)	0%	(1,832)	-1%	(625)	34%
Total real estate construction loans	$503,414	100%	$271,160	100%	$232,254	86%

     We experienced continued strong expansion in construction loan balances, which, consistent with recent periods, exceeded our expectations. However, partly due to the underwriting changes discussed below, construction commitments in the second quarter of 2007 declined approximately 25% from the commitments in each of the prior two quarters. Therefore, the construction portfolio draw percentage at June 30, 2007, reached its highest level since the first quarter of 2004, which was prior to the current surge in the construction portfolio. We believe this indicates the balance in the construction portfolio may be at or near its peak.

     As the tables indicate, over half of our construction loan growth since June 30, 2006, has been in residential construction loans to homeowners generally referred to as two-step loans. In these transactions, the Bank does not commit to permanent take-out financing when the construction loan commitment is made, but all borrowers do have in place a pre-qualified loan application with another financial institution.

     The Bank originated $192.3 million in two-step residential real estate construction loans in the six months ending June 30, 2007, compared to $47.8 million in the same period of 2006. The Portland/Vancouver market area accounted for the largest origination volume year to date June 30, 2007. Approximately 51% of the 2007 two-step construction loan originations were for single family residential owner occupied homes, while another 38% was for single family residential investment and rental income producing purposes and the remaining balance of 11% were for second homes.

     The following table illustrates residential real estate construction loan originations by region.

	Period ending	Period ending
(Dollars in thousands)	June 30,	June 30,
Region	2007	2006
Portland, Oregon / Vancouver, Washington	$70,539	$10,692
Western Washington (Olympia, Seattle)	45,434	25,880
Central Oregon (Bend, Redmond)	35,201	3,461
Oregon Coast (Newport, Lincoln City)	18,135	2,682
Willamette Valley (Salem, Eugene)	15,016	2,036
Southern Oregon (Medford, Roseburg)	7,954	3,045
Total residential real estate construction loan originations	$192,279	$47,796

     Commercial construction and residential subdivision/site development loans accounted for the majority of the remainder of the construction portfolio expansion. Commercial construction loans include financing provided for non-residential business properties and multifamily dwellings while pre-sold/speculative residential construction loans are generally made to finance builders and developers of residential properties.

     Management is closely monitoring the growth rate in our real estate construction category. In 2007, we have instituted more conservative underwriting policies including more stringent borrower income verification, lowered maximum loan-to-value limits, and decreased our concentration limits in housing subdivisions. In addition, we are raising the level of customer contact as loans near maturity. We continually review our lending policies and approval criteria to align them with the strategic objectives of the Bank, including policies that attempt to ensure a healthy diversification in our real estate construction portfolio. Loan repayments, particularly those related to construction lending, can be subject to the volatility of the real estate market.

     The composition of real estate construction loans for the past three years ended December 31, is as follows:

	December 31,
	2006		2005		2004
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial construction	$63,592	17%	$45,278	21%	$39,564	35%
Residential construction to homeowner	187,596	51%	82,427	39%	30,421	26%
Pre sold / speculative residential construction to builder	46,805	13%	31,375	15%	17,982	15%
Residential subdivision/site development	70,351	20%	53,367	26%	29,632	25%
Net deferred fees	(2,390)	-1%	(1,619)	-1%	(625)	-1%
Total real estate construction loans	$365,954	100%	$210,828	100%	$116,974	100%

     As indicated in the table above, the total real estate construction loan category has expanded rapidly reflecting the high activity in our local construction real estate markets over the past few years. The construction category, consequently, has been an important contributor to the overall loan revenue and earnings growth for the Company over this period. As construction activity in our markets, particularly for residential units, has slowed and is anticipated to remain below the robust level of the past few years, we anticipate a corresponding decline in the Company’s construction loan production volumes and associated revenue and earnings contribution growth from this segment..

     At June 30, 2007, real estate mortgage loan balances were $294 million or approximately 14% of the Company’s total loan portfolio. Home equity loans and lines represented about 75% or $223 million of the real estate mortgage portfolio. The Bank’s home equity loans and lines are substantially generated by our branches within our market area without the use of brokers. As of June 30, 2007, slightly less than half of our home equity portfolio was secured by a first lien, with the remainder of the portfolio generally secured by junior liens. In excess of 97% of our home equity loans had an original loan to value of less than 85%, and the average FICO credit score for originations since January 1, 2005, was approximately 748. A study by the Consumer Bankers Association found that the average home equity borrower in 2006 had a FICO credit score of 730, which is about the same as the prior year.

     As of June 30, 2007, the Company had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, were on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Company. At June 30, 2007, and December 31, 2006, Bancorp had no bankers acceptances.

     Nonperforming Assets and Other Real Estate Owned Properties (“OREO”) Nonperforming assets include nonaccrual loans and loans past due more than 90 days. At June 30, 2007, nonperforming assets were $6.1 million, or 0.24%, of total assets, compared to $1.8 million, or 0.08%, at June 30, 2006. Interest income on loans is accrued daily on the principal balance outstanding. Generally, no interest is accrued on loans when factors indicate collection of all contractually due interest or principal is doubtful or when the principal or interest payment becomes 90 days past due. Nonaccrual loans increased to $6.1 million at June 30, 2007, from $1.8 million at June 30, 2006. The Company had one OREO property at June 30, 2007 with a full valuation allowance and no net book value.

     Nonperforming assets consist of the following:

(Dollars in thousands)	June 30, 2007	December 31, 2006
Loans on nonaccrual status:
Commercial	$833	$385
Real estate construction	4,375	567
Real estate mortgage	413	-
Real estate commercial	484	516
Installment and consumer	11	-
Total nonaccrual loans	$6,116	$1,468
Loans past due greater than 90 days
not on nonaccrual status	-	-
Other real estate owned	-	-
Total nonperforming assets	$6,116	$1,468

Nonperforming loans to total loans	0.29%	0.08%
Nonperforming assets to total assets	0.24%	0.06%
Allowance for loan losses to non-performing assets	433%	1568%

     Real estate construction loans comprised $4.4 million, or 72%, of the $6.1 million total nonaccrual loan balance at June 30, 2007. The growth in nonperforming real estate construction loans has been largely caused by our two-step residential construction lending product. The remaining nonaccrual loans are made up of $.8 million in commercial loans and $.5 and $.4 million in commercial real estate and real estate mortgage loans, respectively.

     The combination of what we believe is a return to a historically more normal credit environment for the industry and a moderate unfavorable migration of our internal risk ratings, we project a modest but manageable increase in nonperforming assets over the remainder of the year. At this point, and unless any material unforeseen events occur, we believe the nonperforming asset to total asset ratio should remain within our historical range of .06% to .54% since December 31, 1999.

     Delinquencies (defined as balances over 30 days past due, not in nonaccrual status) were .94% of total loans at June 30, 2007, up from .59% at December 31, 2006, due to increased real estate construction loan delinquencies. The overall portfolio delinquency ratio of .94% at June 30, 2007, was well within the historical range of .25% to 2.07% over the past seven years. The delinquency ratio of the two-step real estate construction loans to total two-step loans real estate construction loans was 3.47% at June 30, 2007. While we have had an increase in our delinquency level in the two-step construction area, year to date June 30, 2007 charge-offs in this program remain very low at $75,000. Reflecting the changing credit cycle, we anticipate that the Company’s delinquencies will increase moderately from the June 30, 2007 delinquency level.

     In the quarter ending June 30, 2007, the Bank’s watch and classified loans increased $14 million to $68 million or 3.2% of total outstanding loans. Our seven year historic range for the watch and classified loan category is from a low of 1.9% at September 30, 2006 to 7.6% at March 31, 2004. As with delinquency percentages, watch and classified loans reached their low point in the third quarter of 2006, and have since trended gradually upward. The increase in the second quarter of 2007 was primarily due to classifying a single commercial relationship as a watch credit. Based on what we know today, the potential for loss on this credit is considered low.

     Allowance for Loan Losses and Net Charge-offs Please see the Company’s 2006 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Loss Allowance and Provision” for a discussion of Bancorp’s methodologies underlying the calculation of the Company’s allowance for loan losses.

     At June 30, 2007, the Company’s allowance for loan losses was $26.5 million, consisting of a $24.2 million formula allowance, a $1.1 million specific allowance, and a $1.2 million unallocated allowance. At December 31, 2006, our allowance for loan losses was $23.0 million, consisting of a $20.7 million formula allowance, a $1.2 million specific allowance, and a $1.1 million unallocated allowance. The changes in the allocation of the allowance for loan losses in the first six months of 2007 were due primarily to changes in the loan portfolio and its mix, changes in the risk ratings of our loans, as well as charge-offs and recovery activities.

     At June 30, 2007, Bancorp’s allowance for loan losses was 1.24% of total loans and 433% of total nonperforming loans, compared with an allowance for loan losses at December 31, 2006, of 1.18% of total loans, and 1568% of total nonperforming loans, respectively. Changes in the allowance for loan losses are as follows for year to date June 30, 2007, and full year ended December 31, 2006, respectively:

	Six months ended	Year ended
(Dollars in thousands)	June 30, 2007	December 31, 2006
Loans outstanding at end of period	$2,140,942	$1,947,690
Average loans outstanding during the period	2,029,418	1,745,777

Allowance for loan losses, beginning of period	23,017	20,469
Allowance for loan losses, from acquisition	-	887
Loans charged off:
Commercial	(2,466)	(831)
Real estate construction	(75)	-
Real estate mortgage	-	(48)
Real estate commercial	-	-
Installment and consumer	(101)	(130)
Overdraft	(445)	(912)
Total loans charged off	(3,087)	(1,921)
Recoveries:
Commercial	79	501
Real estate construction	-	-
Real estate mortgage	9	36
Real estate commercial	1	4
Installment and consumer	66	75
Overdraft	111	233
Total recoveries	266	849
Net loans charged off	(2,821)	(1,072)

Provision for loan losses	6,300	2,733
Allowance for loan losses, end of period	$26,496	$23,017

Ratio of net loans charged off to average loans
outstanding, annualized	0.28%	0.06%
Ratio of allowance for loan losses to loans
outstanding at end of period	1.24%	1.18%

     During the first six months of 2007, net loan charge-offs were $2.8 million compared to $.4 million for the same period in 2006. The annualized percentage of net loans charged off year to date to average loans outstanding was 0.28% for the six months ended June 30, 2007, up from of 0.05% in the six months ended June 30, 2006. One commercial relationship represented $2.4 million, or the majority, of the total net charge-offs during the first six months of 2007. At June 30, 2007, the remaining loan balance with this commercial relationship is $.5 million. The remaining charge-offs during the first six months of 2007 were largely the result of overdraft losses.

     Since December 31, 1999, the overall net charge-off percentage has ranged from .05% to .30%, and we anticipate net charge-offs in 2007 will be within this range. Net charged off loans reflect the realization of losses less recoveries in the portfolio that were recognized previously through the provision for loan losses.

     Deposits and Borrowings The following table summarizes the quarterly average amount in, and the average interest rate paid on, each of the deposit and borrowing categories for the second quarters of 2007 and 2006.

	Second Quarter 2007			Second Quarter 2006
	Quarterly Average		Rate	Quarterly Average
(Dollars in thousands)	Balance	Percent	Paid	Balance	Percent	Rate Paid
Demand deposits	$470,622	23%	-	$446,421	26%	-
Savings and interest bearing demand	348,086	17%	1.07%	340,183	20%	0.75%
Money market	659,817	33%	3.84%	511,841	30%	3.17%
Time deposits	538,713	27%	4.67%	402,239	24%	3.74%
Total deposits	2,017,238	100%		1,700,684	100%

Short-term borrowings	159,811		5.34%	95,429		5.14%
Long-term borrowings (1)	114,282		6.22%	112,559		5.00%
Total deposits and borrowings	$2,291,331		3.84%	$1,908,672		3.03%

(1) Long-term borrowings include junior subordinated debentures.

     Second quarter 2007 average total deposits increased 19%, or $317 million, from the second quarter 2006. Our average deposits increase was mainly due to the combination of higher interest rates on and therefore, increased customer demand for money market and time deposits, the Mid-Valley acquisition, and consistent sales practices by the branches and commercial teams resulting in both consumer and business deposit growth. The Company believes interest bearing deposits such as money market and time deposits can be generated with competitive interest rate pricing of such deposits.

     As a result of higher short term interest rates, our deposit and borrowing cost increased 81 basis points since the second quarter of 2006. Additionally, the local market areas in which we operate have exhibited strong loan growth and consequently the market participants have experienced a need for a robust deposit funding growth as well.

     While perhaps not quite as drastic of a change in deposit mix as our Pacific Northwest peers, we have not escaped the deposit mix migration caused by changing customer behavior from the sustained flat yield curve. Growth in average non-interest demand deposits and interest bearing demand deposit balances slowed materially with the rate driven time deposits and money market categories picking up the pace to support our earning asset expansion. Average non-interest bearing demand balances declined to 23% of total deposits from 26% prior year second quarter, and this mix change caused our overall deposit funding cost to increase more than from higher deposit pricing alone. On a linked quarter basis, the noninterest bearing demand deposit to total deposits percentage remained constant at 23%.

     The current balance of junior subordinated debentures of $51 million includes $5 million in debentures issued by Bancorp in June 2007 and $12.5 million issued in March 2007. For additional detail regarding Bancorp’s outstanding debentures, please see the 2006 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Funds.”

Capital Resources

     The Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of June 30 2007, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     The following table summarizes the consolidated risk based capital ratios of Bancorp and the Bank at June 30, 2007, and December 31, 2006.

	June 30, 2007				December 31, 2006

			Amount				Amount
			Required For	Percent			Required For	Percent
			Minimum	required for			Minimum	required for
			Capital	Minimum			Capital	Minimum
(Dollars in thousands)	Actual		Adequacy	Capital	Actual		Adequacy	Capital
	Amount	Ratio	Amount	Adequacy	Amount	Ratio	Amount	Adequacy
Tier 1 Capital
West Coast Bancorp	$251,951	10.25%	$98,332	4%	$227,165	9.85%	$92,277	4%
West Coast Bank	234,846	9.57%	98,204	4%	212,446	9.22%	92,156	4%

Total Capital
West Coast Bancorp	$278,569	11.33%	$196,665	8%	$250,406	10.85%	$184,555	8%
West Coast Bank	261,464	10.65%	196,408	8%	235,688	10.23%	184,311	8%

Risk weighted assets
West Coast Bancorp	$2,458,309				$2,306,935
West Coast Bank	2,455,106				2,303,893

Leverage Ratio
West Coast Bancorp	$251,951	10.03%	$75,390	3%	$227,165	9.64%	$70,721	3%
West Coast Bank	234,846	9.35%	75,368	3%	212,446	9.01%	70,701	3%

Average total assets
West Coast Bancorp	$2,512,993				$2,357,369
West Coast Bank	2,512,263				2,356,715

     Stockholders' equity was $214 million at June 30, 2007, up from $201 million at December 31, 2006. The increase was due to net income, restricted stock grants and stock option exercises, including tax benefits associated with those option exercises, offset in part by unrealized losses on the investment portfolio, quarterly cash dividends to shareholders and Bancorp’s activity in its corporate stock repurchase program. The total capital ratio at the Bank was 10.65% at June 30, 2007, 65 basis points over minimum for well capitalized status. We anticipate stock repurchase activity and the actual number of shares repurchased for the remainder of 2007 will in large part be dictated by Bancorp’s earnings and risk weighted asset growth.

     The risk based capital ratios of Bancorp include $51 million of trust preferred securities that qualify as tier 1 capital at June 30, 2007, under guidance issued by the Board of Governors of the Federal Reserve System. Bancorp will continue to rely upon trust preferred securities to remain well-capitalized. For a further discussion of the amount and terms of issuances of pooled trust preferred securities, see Bancorp’s 2006 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Sources of Funds,” and Note 9 in the financial statements of this report.

     In July 2000, the Company announced a corporate stock repurchase program that was expanded in September 2000, September 2001, September 2002, and April 2004. Under this plan, the Company may buy up to a total of 3.88 million shares of the Company’s common stock, including completed purchases. The Company anticipates using existing funds, future net income, and/or long-term borrowings to finance future repurchases. During the first six months of 2007, the Company repurchased 15,000 common shares pursuant to its corporate stock repurchase program and redeemed 19,322 shares related to its incentive plans. Total shares available for repurchase under the Company’s stock repurchase program were approximately 242,000 at June 30, 2007.

     The following table presents information with respect to Bancorp’s stock repurchases.

	Shares repurchased	Shares repurchased as	Total shares	Total cost of
(Shares and dollars in thousands, other	related to stock options	part of the corporate	repurchased in the	shares	Average total
than per share amounts)	and restricted stock	stock repurchase plan	period	repurchased	cost per share
Year ended 2000	15	573	588	$5,454	$9.28
Year ended 2001	28	534	562	6,879	12.24
Year ended 2002	35	866	901	13,571	15.06
Year ended 2003	29	587	616	10,927	17.74
Year ended 2004	49	484	533	11,502	21.58
Year ended 2005	44	484	528	12,856	24.35
Year ended 2006	37	95	132	3,852	29.18
Six months ended June 30, 2007	19	15	34	1,089	32.03
Total	256	3,638	3,894	$66,130	$16.98

     Please also see discussion of stock repurchase activity during the quarter ended June 30, 2007, under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below.

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

     Deposits are the primary source of new funds. Total deposits were $2.05 billion at June 30, 2007, up from $2.01 billion at December 31, 2006.

     The Company entered into an agreement with Promontory Interfinancial Network that makes it possible to offer FDIC insured deposits in excess of the current deposit limits. This Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to match CDARS deposits in other participating banks, dollar for dollar. This product is designed to enhance customer attraction and retention and increase deposits, while providing additional FDIC coverage to customers. Due to the nature of the placement of funds, CDARS deposits are defined as "brokered deposits" by regulatory agencies. The Company’s CDARS balance at June 30, 2007, was $10,000. The Bank does not currently have any additional brokered deposits.

     The holding company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the holding company’s liquidity comes from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the holding company. We believe that such restrictions will not have an adverse impact on the ability of the holding company to meet its liquidity needs which include quarterly cash dividend distributions to shareholders and debt service on the $51 million of outstanding junior subordinated debentures. In addition, the holding company receives cash from the exercise of options and the issuance of trust preferred securities. During the second quarter of 2007, Bancorp redeemed $7.5 million in trust preferred securities and issued an additional $5.0 million to take advantage of lower current rates on trust preferred securities. As of June 30, 2007, the holding company did not have any borrowing arrangements of its own. For a further discussion of the amount and terms of other issuances of pooled trust preferred securities, see Bancorp’s 2006 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Sources of Funds,” and Note 9 in the financial statements of this report.

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

Off-Balance Sheet Arrangements

     The Company’s primary off-balance sheet arrangements consist of commitments to make loans and extend credit. The follow table summarizes the Bank’s off balance sheet commitments as of the dates displayed.

(Dollars in thousands)	Contract or	Contract or
	Notional Amount	Notional Amount
	June 30, 2007	December 31, 2006
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$381,141	$379,090
Real estate construction	267,676	291,485
Real estate mortgage	197,672	184,571
Real estate commercial	16,354	16,452
Installment and consumer	20,015	19,100
Other	49,486	58,816
Standby letters of credit and financial guarantees	6,382	6,837
Account overdraft protection instruments	34,318	32,714
Total	$973,044	$989,065

     The Bank’s commitments to make loans decreased slightly since December 31, 2006. Loan commitments qualify as risk weighted assets and impact our risk based capital ratios by decreasing them.

     For a further discussion of off-balance sheet arrangements, see Bancorp’s 2006 10-K financials statements, Note 20, “Financial Instruments with Off-Balance Sheet Risk.”

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has not been any material change in the market risk disclosure from that contained in the Company’s 2006 10-K.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable

Item 1A. Risk Factors

     There has not been any material change in the risk factors disclosure from that contained in the Company’s 2006 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2007:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased (1)	per Share	(2)	Under the Plans or Programs
4/1/07 - 4/30/07	11,212	$32.16	-	241,821
5/1/07 - 5/31/07	1,620	$31.35	-	241,821
6/1/07 - 6/30/07	37	$30.53	-	241,821
Total for quarter	12,869		-

(1)

Shares repurchased by Bancorp during the quarter include: (a) shares repurchased pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below, and (b) shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 11,212 shares, 1,620 shares, and 37 shares, respectively, for the periods indicated.

(2)

Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, and by 1.0 million shares in April 2004, for a total authorized repurchase amount as of June 30, 2007, of approximately 3.9 million shares.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

Bancorp held its Annual Meeting of Shareholders on April 24, 2007. Below is a brief description of matters considered and voted on by shareholders and the number of votes cast for, against or withheld on such matters.

1.	Electing nine directors to serve for one-year terms.

	Director		Votes for	Votes withheld
	Lloyd D. Ankeny		13,476,215	190,316
	Michael J. Bragg		13,602,004	64,526
	Duane C. McDougall		13,579,040	87,490
	Steven J. Oliva		13,602,815	63,716
	J.F. Ouderkirk		13,581,778	84,752
	Steven N. Spence		13,578,809	87,721
	Robert D. Sznewajs		13,578,067	88,463
	David J. Truitt		13,604,237	62,293
	Nancy A. Wilgenbusch		13,579,039	87,491

2.	Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2007.

	Votes for	Votes withheld
	13,443,950	222,580

Item 5. Other Information

     None

Item 6. Exhibits

Exhibit No.	Exhibit
31.1	Certification of CEO under Rule 13(a) – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13(a) – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST COAST BANCORP
(Registrant)

Dated: August 6, 2007	/s/ Robert D. Sznewajs
Robert D. Sznewajs
Chief Executive Officer and President

Dated: August 6, 2007	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer