Form 10-Q
period 2007-09-30
WEST COAST BANCORP /NEW/OR/
filed 2007-11-09
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2007

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

Common Stock, no par value: 15,589,978 shares outstanding as of October 31, 2007

WEST COAST BANCORP

TABLE OF CONTENTS

PART I:	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Consolidated Balance Sheets:
	September 30, 2007 and December 31, 2006	3

	Consolidated Statements of Income:
	Three and nine months ended September 30, 2007 and 2006	4

	Consolidated Statements of Cash Flows:
	Nine months ended September 30, 2007 and 2006	5

	Consolidated Statements of Changes in Stockholders’ Equity:
	Nine months ended September 30, 2007 and year ended December 31, 2006	6

	Notes to Consolidated Financial Statements	7

Item 2.	Management’s Discussion and Analysis of Financial
	Condition and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II:	OTHER INFORMATION

Item 1.	Legal Proceedings	42

Item 1A.	Risk Factors	42

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3.	Defaults Upon Senior Securities	43

Item 4.	Submission of Matters to a Vote of Security Holders	43

Item 5.	Other Information	43

Item 6.	Exhibits	43

SIGNATURES		44

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Dollars and shares in thousands)	2007	2006
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$72,223	$83,252
Federal funds sold	29,143	10,062
Interest-bearing deposits in other banks	6	486
Total cash and cash equivalents	101,372	93,800
Trading assets	1,750	1,075
Investment securities available for sale, at fair value
(amortized cost: $271,723 and $329,142)	271,409	328,652
Loans held for sale	2,508	7,586
Loans	2,183,301	1,947,690
Allowance for loan losses	(27,534)	(23,017)
Loans, net	2,155,767	1,924,673
Premises and equipment, net	33,318	32,087
Goodwill	13,059	13,059
Core deposit intangible, net	1,552	1,973
Bank owned life insurance	22,361	21,718
Other assets	44,515	40,749
Total assets	$2,647,611	$2,465,372

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Demand	$500,120	$496,676
Savings and interest-bearing demand	347,560	333,273
Money market	666,352	652,923
Time deposits	597,421	523,480
Total deposits	2,111,453	2,006,352
Short-term borrowings	161,941	130,418
Long-term borrowings	72,200	57,991
Junior subordinated debentures	51,000	41,000
Other liabilities	33,106	28,729
Total liabilities	2,429,700	2,264,490

Commitments and contingent liabilities (Note 7)

STOCKHOLDERS' EQUITY:
Preferred stock: no par value, none issued; 10,000 shares authorized	-	-
Common stock: no par value, 50,000 shares
authorized; 15,604 and 15,586 shares issued
and outstanding, respectively	19,505	19,482
Additional paid-in capital	70,211	71,762
Retained earnings	128,386	109,952
Accumulated other comprehensive loss	(191)	(314)
Total stockholders' equity	217,911	200,882
Total liabilities and stockholders' equity	$2,647,611	$2,465,372

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(In thousands, except per share amounts)	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans	$44,517	$36,748	$127,065	$98,056
Interest on taxable investment securities	2,410	2,734	8,071	7,778
Interest on nontaxable investment securities	719	751	2,197	2,143
Interest on deposits in other banks	2	31	36	50
Interest on federal funds sold	94	285	293	469
Total interest income	47,742	40,549	137,662	108,496

INTEREST EXPENSE:
Savings and interest-bearing demand deposits	7,678	6,190	21,726	14,662
Time deposits	6,826	5,670	19,289	12,779
Short-term borrowings	1,908	896	5,612	2,912
Long-term borrowings	616	756	1,872	2,210
Junior subordinated debt	877	742	2,717	1,901
Total interest expense	17,905	14,254	51,216	34,464
NET INTEREST INCOME	29,837	26,295	86,446	74,032
Provision for loan losses	2,700	625	9,000	1,533
Net interest income after provision for loan loss	27,137	25,670	77,446	72,499

NONINTEREST INCOME:
Service charges on deposit accounts	3,213	2,897	9,234	8,262
Payment systems related revenue	2,122	2,116	5,812	5,000
Trust and investment services revenue	1,662	1,322	4,803	3,997
Gains on sales of loans	650	748	2,921	2,141
Other	661	591	2,180	1,875
Losses on sales of securities	(163)	(206)	(67)	(686)
Total noninterest income	8,145	7,468	24,883	20,589

NONINTEREST EXPENSE:
Salaries and employee benefits	13,312	12,209	38,369	35,223
Equipment	1,593	1,412	4,693	4,022
Occupancy	2,099	1,855	6,306	5,127
Payment systems related expense	843	666	2,333	1,754
Professional fees	485	680	1,451	1,837
Postage, printing and office supplies	973	996	2,818	2,639
Marketing	1,298	1,103	3,292	3,708
Communications	415	372	1,202	982
Other noninterest expense	1,584	1,845	4,677	4,994
Total noninterest expense	22,602	21,138	65,141	60,286

INCOME BEFORE INCOME TAXES	12,680	12,000	37,188	32,802
PROVISION FOR INCOME TAXES	4,350	4,131	12,859	11,241
NET INCOME	$8,330	$7,869	$24,329	$21,561

Basic earnings per share	$0.54	$0.51	$1.57	$1.45
Diluted earnings per share	$0.52	$0.49	$1.51	$1.38

Weighted average common shares	15,536	15,386	15,528	14,904
Weighted average diluted shares	16,035	16,053	16,108	15,587

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
(Dollars in thousands)	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$24,329	$21,561
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,714	2,663
Amortization of tax credits	685	637
Deferred income tax expense (benefit)	2,941	(528)
Amortization of intangibles	421	285
Provision for loan losses	9,000	1,533
Increase in interest receivable	(744)	(2,975)
Increase in other assets	(6,808)	(583)
Losses on sales of securities	67	686
Realized net loss (gain) on derivatives	34	(34)
Net gain on sale of fixed assets	(66)	-
Gains on sale of loans	(2,921)	(2,141)
Origination of loans held for sale	(74,535)	(63,929)
Proceeds from sales of loans held for sale	82,534	63,853
Increase in interest payable	349	402
Increase (decrease) in other liabilities	4,028	(3,812)
Increase in cash surrender value of bank owned life insurance	(643)	(604)
Stock based compensation expense	1,492	1,252
Excess tax benefit from stock based compensation expense	(146)	(198)
Increase in trading assets	(675)	(101)
Net cash provided by operating activities	43,056	17,967

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	84,137	29,430
Proceeds from sales of available for sale securities	2,622	33,163
Purchase of available for sale securities	(29,428)	(46,485)
Acquisition, net of cash received	-	6,915
Investments in tax credits	(138)	(454)
Loans made to customers greater than principal collected on loans	(240,094)	(241,759)
Proceeds from the sales of fixed assets	350	-
Net capital expenditures	(4,988)	(3,088)
Net cash used in investing activities	(187,539)	(222,278)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest
bearing transaction accounts	31,160	140,801
Net increase in time deposits	73,941	131,437
Proceeds from issuance of junior subordinated debentures	17,500	15,000
Repayment of junior subordinated debentures	(7,500)	-
Proceeds from issuance of long-term borrowings	29,200	105,400
Repayment of long-term borrowings	(15,000)	(127,087)
Net increase (decrease) in short-term borrowings	31,523	(27,256)
Repurchase of common stock	(5,415)	(2,161)
Net proceeds from issuance of common stock	2,395	3,958
Excess tax benefit from stock based compensation	146	198
Dividends paid and cash paid for fractional shares	(5,895)	(5,047)
Net cash provided by financing activities	152,055	235,243

NET INCREASE IN CASH AND CASH EQUIVALENTS	7,572	30,932
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	93,800	88,369
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,372	$119,301

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

						Accumulated
			Additional			Other
	Common Stock		Paid-In	Retained	Deferred	Comprehensive
(Dollars and shares in thousands)	Shares	Amount	Capital	Earnings	Compensation	Loss	Total
BALANCE, January 1, 2006	14,692	$18,364	$53,976	$87,611	$(1,773)	$(1,055)	$157,123

Comprehensive income:
Net income	-	-	-	29,260	-	-	$29,260
Other comprehensive income, net of tax:
Net unrealized investment/derivative gains	-	-	-	-	-	741	741
Other comprehensive income, net of tax							741
Comprehensive income							$30,001
Cash dividends, $.45 per common share	-	-	-	(6,919)	-	-	(6,919)

Issuance of common stock-stock options	367	459	4,248	-	-	-	4,707
Redemption of common stock-options and restricted stock	(39)	(48)	(1,034)	-	-	-	(1,082)
Activity in Deferred Compensation Plan	(5)	(6)	(160)	-	-	-	(166)
Issuance of common stock-restricted stock	58	72	(72)	-	-	-	-
Transition adjustment for the adoption of SFAS 123(R)	-	-	(1,773)	-	1,773		-
Issuance of common stock-acquisition related	608	760	15,712				16,472
Common stock repurchased and retired	(95)	(119)	(2,651)	-	-	-	(2,770)
Stock based compensation expense	-	-	1,641	-	-	-	1,641
Tax benefit associated with stock plans	-	-	1,875	-	-	-	1,875
BALANCE, December 31, 2006	15,586	19,482	71,762	109,952	-	(314)	200,882

Comprehensive income:
Net income	-	-	-	24,329	-	-	$24,329
Other comprehensive income, net of tax:
Net unrealized investment/derivative gains	-	-	-	-	-	123	123
Other comprehensive gain, net of tax							123
Comprehensive income							$24,452
Cash dividends, $.38 per common share	-	-	-	(5,895)	-	-	(5,895)

Issuance of common stock-stock options	157	196	2,042	-	-	-	2,238
Redemption of common stock-options and restricted stock	(21)	(26)	(626)	-	-	-	(652)
Activity in Deferred Compensation Plan	(1)	(1)	(65)	-	-	-	(66)
Issuance of common stock-restricted stock	73	92	(59)	-	-	-	33
Common stock repurchased and retired	(190)	(238)	(5,177)	-	-	-	(5,415)
Stock based compensation expense	-	-	1,492	-	-	-	1,492
Tax benefit associated with stock plans	-	-	842	-	-	-	842
BALANCE, September 30, 2007	15,604	$19,505	$70,211	$128,386	$-	$(191)	$217,911

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information. In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”), and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust, and Totten, Inc., after elimination of intercompany transactions and balances. Certain reclassifications of prior year amounts have been made to conform to current classifications, including the tax benefit associated with stock options and net proceeds from issuance of common stock categories of the consolidated statements of cash flows. The Company’s interim consolidated financial statements and related notes, including our significant accounting policies, should be read in conjunction with the audited financial statements and related notes, including our significant accounting policies, contained in Bancorp's Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”). There have been no significant changes to our accounting policies from the 2006 10-K.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations and cash flows for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007, or other future periods.

     Supplemental cash flow information. The following table presents supplemental cash flow information for the nine months ended September 30, 2007, and 2006.

(Dollars in thousands)	Nine months ended
	September 30,
Cash paid in the period for:	2007	2006
Interest	$50,867	$34,062
Income taxes	$14,181	$11,384
Noncash investing and financing activities:
Change in unrealized (loss) on available for sale securities
and derivatives, net of tax	$123	$1,097
Dividends declared and accrued in other liabilities	$2,115	$1,869
Stock issued for acquisition	$-	$16,472

     Other real estate owned. Other real estate owned (“OREO”) is real property which the Bank has taken possession of in partial or full satisfaction of a loan or loans. OREO is booked at the lower of the carrying amount of the loan or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated cost to sell at the date of acquisition are charged to the allowance for loan losses. Management periodically reviews OREO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any further OREO write-downs are charged to other noninterest expense. Net expenses from operations of OREO properties are included in other noninterest expense in the statements of income.

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

     Bancorp is subject to U.S. federal income tax and income tax of the State of Oregon. The years 2003 through 2005 remain open to examination for federal income taxes, and years 2002 through 2005 remain open for State examination. As of January 1, 2007, and September 30, 2007, Bancorp had no unrecognized tax benefits or uncertain tax positions. In addition, Bancorp had no accrued interest or penalties as of January 1, 2007 or September 30, 2007. It is Bancorp’s policy to record interest and penalties as a component of income tax expense. The adoption of this accounting standard did not have a material impact on the Company.

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

     The Company is amortizing the core deposit intangibles (“CDI”) using an accelerated method over seven years. The Company evaluates goodwill for impairment at least annually, or if there is an indication that goodwill might be impaired. Goodwill was reviewed for impairment at April 30, 2007, and there was no impairment recorded for the nine months ending September 30, 2007.

     The following unaudited adjusted pro forma financial information for the nine months ended September 30, 2006, assumes that the Mid-Valley acquisition occurred as of January 1, 2005. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the Mid-Valley acquisition been consummated on the date indicated.

Nine months
ended
(In thousands, except per share amounts)	September 30, 2006
Net interest income	$76,262
Provision for loan loss	1,533
Noninterest income	20,710
Noninterest expense	63,197
Income before income taxes	32,242
Provision for income taxes	11,103
Net income	$21,139

Basic earnings per share	$1.38
Diluted earnings per share	$1.32

Weighted average common shares	15,285
Weighted average dilutive shares	15,968

3. STOCK PLANS AND STOCK BASED COMPENSATION

     At September 30, 2007, Bancorp had multiple stock option plans. Bancorp’s stock option plans include the 2002 Stock Incentive Plan (“2002 Plan”), the 1999 Stock Option Plan (“1999 Plan”), the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (“1991 Plan”), and the 1995 Directors Stock Option Plan (“1995 Plan”). No additional grants may be made under plans other than the 2002 Plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options and restricted stock awards for up to 1.9 million shares, of which .4 million shares remain available for issue, of which .18 million may be allocated to restricted stock awards.

     All stock options have an exercise price that is equal to the closing market value of Bancorp’s stock on the date the options were granted. Options granted under the 2002 Plan generally vest over a three or four year vesting period; however, certain grants have been made that vested immediately. Stock options granted have a 10 year maximum term. Options previously issued under the 1999 Plan or prior plans are fully vested.

     The following table presents information on stock options outstanding for the periods shown.

	Nine months ended		Year ended
	September 30, 2007		December 31, 2006
		Weighted Avg.		Weighted Avg.
	Common Shares	Ex. Price	Common Shares	Ex. Price
Balance, beginning of period	1,470,036	$16.61	1,693,135	$14.80
Granted	11,900	31.53	157,775	27.65
Exercised	(157,060)	14.25	(366,893)	12.83
Forfeited	(5,411)	23.28	(13,981)	21.71
Balance, end of period	1,319,465	$17.00	1,470,036	$16.61

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Nine months ended	Year ended
(Dollars in thousands, except share and per share data)	September 30, 2007	December 31, 2006
Intrinsic value of options exercised in the period	$2,686	$6,227

Stock options vested and expected to vest:
Number	1,242,741	1,453,658
Weighted avg. exercise price	$16.88	$16.51
Aggregate intrinsic value	$16,793	$26,350
Weighted avg. contractual term of options	5.4 years	5.7 years

Stock options vested and currently exercisable
Number	1,101,295	1,151,694
Weighted avg. exercise price	$15.45	$14.55
Aggregate intrinsic value	$14,276	$23,132
Weighted avg. contractual term of options	4.6 years	4.9 years

3. STOCK PLANS AND STOCK BASED COMPENSATION (continued)

     The following table presents information on restricted stock outstanding for the periods shown.

	Nine months ended		Year ended
(Dollars in thousands, except share and per share data)	September 30, 2007		December 31, 2006
	Restricted	Average Market	Restricted	Average Market
	Shares	Price at Grant	Shares	Price at Grant
Balance, beginning of period	123,746	$24.22	123,027	$20.24
Awarded	72,870	31.83	57,840	27.67
Forfeited/vested	(47,521)	23.87	(57,121)	19.15
Balance, end of period	149,095	$28.01	123,746	$24.22

Fair value of shares vesting in the period		$1,486		$1,581
Unrecognized compensation cost of nonvested shares		$3,516		$2,318
Weighted average recognition period		1.6 years		1.4 years

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

	Black-Scholes assumptions
	Nine months ended	Year ended
	September 30, 2007	December 31, 2006
Risk Free interest rates	4.44%-4.78%	4.35%-5.13%
Expected dividend	1.48%-1.66%	1.44%-1.65%
Expected lives, in years	4	4
Expected volatility	23%	23%
Fair value of options granted in period	$6.80	$6.15

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

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, pretax	2007	2006	2007	2006
Restricted stock expense	$410	$268	$1,119	$778
Stock option expense	125	124	373	474
Total stock-based compensation expense	$535	$392	$1,492	$1,252

     The income tax benefit recognized in the income statement for restricted stock compensation expense in the three and nine months ended September 30, 2007, was $158,000 and $430,000, respectively, compared to $103,000 and $299,000 for the three and nine months ended September 30, 2006, respectively.

     The Company’s tax benefits from disqualifying dispositions for the exercise of incentive stock options, the exercise of non-qualified stock options, and the vesting and release of restricted stock for the three months ended September 30, 2007 and 2006, were $.1 million and $.6 million, respectively. For the nine months ended September 30, 2007 and 2006, the Company recognized income tax benefits of $.8 million and $1.4 million, respectively. These tax benefits lower the Company’s tax liability and increase additional paid in capital.

4. INVESTMENT SECURITIES AVAILABLE FOR SALE

     The composition of Bancorp’s investment portfolio is as follows:

	September 30,	December 31,
(Dollars in thousands)	2007	2006
Investments available for sale (At fair value)
Treasury Securities	$202	$-
U.S. Government agency securities	75,167	125,455
Corporate securities	20,156	23,885
Mortgage-backed securities	75,712	84,477
Obligations of state and political subdivisions	82,015	75,873
Equity and other securities	18,157	18,962
Total investment securities available for sale	$271,409	$328,652

     With an unrealized loss of $.3 million, the fair value of the securities in the investment portfolio was $271.4 million at September 30, 2007, while the carrying, or book, value of Bancorp’s investment portfolio was $271.7 million on September 30, 2007.

     The following table provides information on investment securities with 12 month or greater continuous unrealized losses as of September 30, 2007:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for more	unrealized loss for more	Unrealized
	than 12 months	than 12 months	Gross Losses
U.S. Government agency securities	$15,350	$15,265	$(85)
Corporate securities	2,045	2,016	(29)
Mortgage-backed securities	55,042	53,857	(1,185)
Obligations of state and political subdivisions	10,288	10,126	(162)
Equity and other securities	2,000	1,931	(69)
Total	$84,725	$83,195	$(1,530)

     At September 30, 2007, the Company had 62 investment securities with a book value of $84.7 million and an unrealized loss of $1.5 million that have been in a continuous unrealized loss position for more than 12 months. The Company has the ability and intent to hold securities with a stated maturity until the value recovers. The unrealized loss on our investment securities portfolio was substantially due to an increase in interest rates subsequent to purchasing these securities. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary. In addition to accounting and regulatory guidance, in determining whether a security is other-than-temporarily impaired, the Company regularly considers the duration and amount of the unrealized loss, the financial condition of the issuer, and the prospects for a change in market value within a reasonable period of time.

4. INVESTMENT SECURITIES AVAILABLE FOR SALE (continued)

     The following table provides information on investment securities which have unrealized losses and have been in an unrealized loss position for less than 12 months as of September 30, 2007:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for less	unrealized loss for less	Unrealized
	than 12 months	than 12 months	Gross Losses
Corporate securities	$4,147	$3,989	$(158)
Mortgage-backed securities	3,908	3,886	(22)
Obligations of state and political subdivisions	25,196	24,904	(292)
Equity and other securities	3,009	2,852	(157)
Total	$36,260	$35,631	$(629)

     There were a total of 48 securities in Bancorp’s investment portfolio at September 30, 2007, that have been in a continuous unrealized loss position for less than 12 months, with a book value of $36.3 million and a total unrealized loss of $.6 million. The unrealized loss on our investment securities portfolio was substantially due to an increase in interest rates subsequent to purchasing these securities. The fair value of these securities fluctuates as market interest rates change. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary. The Company has the ability and intent to hold securities with a stated maturity until the value recovers.

5. LOANS AND ALLOWANCE FOR LOAN LOSSES

     The composition and carrying value of Bancorp’s loan portfolio, excluding loans held for sale, is as follows:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Commercial	$530,196	$463,188
Real estate construction	519,870	365,954
Real estate mortgage	305,675	287,495
Commercial real estate	804,200	804,865
Installment and other consumer	23,360	26,188
Total loans	2,183,301	1,947,690
Allowance for loan losses	(27,534)	(23,017)
Total loans, net	$2,155,767	$1,924,673

     As of September 30, 2007, we reclassified a portion of the allowance for loan losses and recorded a reserve for unfunded loan commitments. The amount reclassified into other liabilities was $1.0 million or .05% of total loans. For purposes of comparison to prior periods, the combined allowance for loan losses and reserve for unfunded commitments, defined as the total allowance for credit losses, is presented in the table below. The following table presents activity in the allowance for loan losses for the three and nine months ended September 30, 2007, and 2006:

	Three months ended
(Dollars in thousands)	September 30, 2007	September 30, 2006
Balance at beginning of period	$26,496	$21,883
Provision for loan losses	2,700	625
Reclassification to reserve for unfunded commitments	(972)	-

Loan charge-offs	(990)	(330)
Loan recoveries	300	226
Total allowance for loan losses, end of period	$27,534	$22,404
Reserve for unfunded commitments	972	-
Total allowance for credit losses	$28,506	$22,404

	Nine months ended
(Dollars in thousands)	September 30, 2007	September 30, 2006
Balance at beginning of period	$23,017	$20,469
Provision for loan losses	9,000	1,533
Reclassification to reserve for unfunded commitments	(972)	-
Allowance for loan losses from acquisition	-	887

Loan charge-offs	(4,076)	(1,147)
Loan recoveries	565	662
Total allowance for loan losses, end of period	$27,534	$22,404
Reserve for unfunded commitments	972	-
Total allowance for credit losses	$28,506	$22,404

     Any future adjustment related to a provision for unfunded commitments will be recorded in other noninterest expense.

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

     The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations:

			Per Share
(Dollars and shares in thousands, except per share data)	Net Income	Weighted Average Shares	Amount
		Three months
		ended
		September 30, 2007
Basic earnings	$8,330	15,536	$0.54
Common stock equivalents from:
Stock options		478
Restricted stock		21
Diluted earnings	$8,330	16,035	$0.52

		Three months
		ended
		September 30, 2006
Basic earnings	$7,869	15,386	$0.51
Common stock equivalents from:
Stock options		638
Restricted stock		29
Diluted earnings	$7,869	16,053	$0.49

		Nine months
		ended
		September 30, 2007
Basic earnings	$24,329	15,528	$1.57
Common stock equivalents from:
Stock options		539
Restricted stock		41
Diluted earnings	$24,329	16,108	$1.51

		Nine months
		ended
		September 30, 2006
Basic earnings	$21,561	14,904	$1.45
Common stock equivalents from:
Stock options		641
Restricted stock		42
Diluted earnings	$21,561	15,587	$1.38

7. COMMITMENTS AND CONTINGENT LIABILITIES

     Included in "other liabilities" at September 30, 2007 and December 31, 2006, is a reserve in the amount of $1.4 million for management’s estimate of loss exposure with respect to a legal matter. Should Bancorp ultimately be determined to be liable in this matter, Bancorp believes there is a remote possibility that it could incur a liability materially in excess of the reserve.

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

8. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2007	2006	2007	2006
Net income as reported	$8,330	$7,869	$24,329	$21,561

Unrealized gains on securities arising during the period	2,517	4,704	107	1,142
Tax expense	(989)	(1,848)	(42)	(449)
Net unrealized gains on securities	1,528	2,856	65	693

Less: Reclassification adjustment for losses on sales of securities	163	206	67	686
Tax benefit	(64)	(81)	(26)	(269)
Net losses on sales of securities	99	125	41	417

Unrealized gains (losses) on derivatives- cash flow hedges	-	15	28	(29)
Tax (provision) benefit	-	(6)	(11)	16
Net unrealized gains (losses) on derivatives- cash flow hedges	-	9	17	(13)

Total comprehensive income	$9,957	$10,859	$24,452	$22,658

9. JUNIOR SUBORDINATED DEBT

     At September 30, 2007, six wholly-owned subsidiary grantor trusts established by Bancorp had an outstanding balance of $51 million in pooled trust preferred securities. The following table is a summary of current trust preferred securities issued by the grantor trusts and guaranteed by Bancorp:

(Dollars in thousands)

		Preferred security		Current stated		Next possible
Issuance Trust	Issuance date	amount	Rate type (1)	rate	Maturity date	redemption date
West Coast Statutory Trust III	September 2003	$7,500	Fixed	6.75%	September 2033	September 2008
West Coast Statutory Trust IV	March 2004	6,000	Fixed	5.88%	March 2034	March 2009
West Coast Statutory Trust V	April 2006	15,000	Variable	7.12%	June 2036	June 2011
West Coast Statutory Trust VI	December 2006	5,000	Variable	7.37%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	12,500	Variable	7.24%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	5,000	Variable	7.07%	June 2037	June 2012
Total		$51,000

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

(Dollars in thousands)	Three months ended September 30, 2007
	Banking	Other	Intersegment	Consolidated
Interest income	$47,709	$33	$-	$47,742
Interest expense	17,027	878	-	17,905
Net interest income (expense)	30,682	(845)	-	29,837
Provision for loan losses	2,700	-	-	2,700
Noninterest income	7,405	983	(243)	8,145
Noninterest expense	21,910	935	(243)	22,602
Income (loss) before income taxes	13,477	(797)	-	12,680
Provision (benefit) for income taxes	4,660	(310)	-	4,350
Net income (loss)	$8,817	$(487)	$-	$8,330

Depreciation and amortization	$1,214	$6	$-	$1,220
Assets	$2,643,356	$12,978	$(8,723)	$2,647,611
Loans, net	$2,155,767	$-	$-	$2,155,767
Deposits	$2,119,427	$-	$(7,974)	$2,111,453
Equity	$251,199	$(33,288)	$-	$217,911

(Dollars in thousands)	Three months ended September 30, 2006
	Banking	Other	Intersegment	Consolidated
Interest income	$40,527	$22	$-	$40,549
Interest expense	13,512	742	-	14,254
Net interest income (expense)	27,015	(720)	-	26,295
Provision for loan losses	625	-	-	625
Noninterest income	6,973	714	(219)	7,468
Noninterest expense	20,481	876	(219)	21,138
Income (loss) before income taxes	12,882	(882)	-	12,000
Provision (benefit) for income taxes	4,474	(343)	-	4,131
Net income (loss)	$8,408	$(539)	$-	$7,869

Depreciation and amortization	$932	$4	$-	$936
Assets	$2,364,497	$11,465	$(6,521)	$2,369,441
Loans, net	$1,846,165	$-	$(5)	$1,846,160
Deposits	$2,013,100	$-	$(5,853)	$2,007,247
Equity	$222,261	$(28,005)	$-	$194,256

10. SEGMENT AND RELATED INFORMATION (Continued)

(Dollars in thousands)	Nine months ended September 30, 2007
	Banking	Other	Intersegment	Consolidated
Interest income	$137,572	$90	$-	$137,662
Interest expense	48,499	2,717	-	51,216
Net interest income (expense)	89,073	(2,627)	-	86,446
Provision for loan losses	9,000	-	-	9,000
Noninterest income	22,787	2,807	(711)	24,883
Noninterest expense	63,074	2,778	(711)	65,141
Income (loss) before income taxes	39,786	(2,598)	-	37,188
Provision (benefit) for income taxes	13,872	(1,013)	-	12,859
Net income (loss)	$25,914	$(1,585)	$-	$24,329

Depreciation and amortization	$3,696	$18	$-	$3,714
Assets	$2,643,356	$12,978	$(8,723)	$2,647,611
Loans, net	$2,155,767	$-	$-	$2,155,767
Deposits	$2,119,427	$-	$(7,974)	$2,111,453
Equity	$251,199	$(33,288)	$-	$217,911

(Dollars in thousands)	Nine months ended September 30, 2006
	Banking	Other	Intersegment	Consolidated
Interest income	$108,428	$68	$-	$108,496
Interest expense	32,562	1,902	-	34,464
Net interest income (expense)	75,866	(1,834)	-	74,032
Provision for loan losses	1,533	-	-	1,533
Noninterest income	18,812	2,435	(658)	20,589
Noninterest expense	58,394	2,550	(658)	60,286
Income (loss) before income taxes	34,751	(1,949)	-	32,802
Provision (benefit) for income taxes	12,001	(760)	-	11,241
Net income (loss)	$22,750	$(1,189)	$-	$21,561

Depreciation and amortization	$2,654	$9	$-	$2,663
Assets	$2,364,497	$11,465	$(6,521)	$2,369,441
Loans, net	$1,846,165	$-	$(5)	$1,846,160
Deposits	$2,013,100	$-	$(5,853)	$2,007,247
Equity	$222,261	$(28,005)	$-	$194,256

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the audited consolidated financial statements and related notes to those statements of West Coast Bancorp (“Bancorp” or the “Company”) that appear under the heading “Financial Statements and Supplementary Data” in Bancorp's Annual Report on Form 10-K for the year ended December 31, 2006 (“2006 10-K”), as well as the unaudited financial statements for the current quarter found under Item 1 above.

Forward Looking Statement Disclosure

     Statements in this report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Actual results of the Company could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” “should,” “plan,” “believes,” “anticipates,” “forecasts,” “estimates,” “predicts,” “expects,” “projects,” “potential,” or words of similar import, constitute forward-looking statements, as do any other statements that expressly or implicitly predict future events, results, or performance. Factors that could cause results to differ from results expressed or implied by forward-looking statements include, among others, risks discussed in the text of the 2006 10-K as well as the following specific items:

  General economic conditions, whether national or regional, and conditions in the real estate markets, that could affect the demand for loans, lead to declining credit quality and increased loan losses, and negatively affect the value and salability of the real estate that is the collateral for many loans;
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
  Changing regulatory conditions, or new legislation affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, or revisions to our strategic focus and product mix; and
  Changes or failures in technology or third party vendor relationships in revenue production or service areas or increases in required investments in technology that could reduce our revenues, increase our costs or lead to disruptions in our business.

     Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to, among other things, attract and retain key personnel; close loans in the pipeline; generate loan and deposit balances at projected spreads; sustain fee generation and gains on sales of loans; maintain asset quality; control the level of net loan charge-offs; adapt to changing customer deposit, investment, and lending behaviors; control expense growth; and monitor and manage the Company’s financial reporting, operating and disclosure control environments.

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

Critical Accounting Policies

     Management has identified our allowance for loan losses as a critical accounting policy. Calculation of our allowance for loan losses is discussed in our 2006 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.” That discussion highlights estimates the Company makes that involve uncertainty or potential for substantial change.

     As of September 30, 2007, we reclassified $1.0 million of the allowance for loan losses as a reserve for unfunded loan commitments. The amount reclassified into other liabilities was $1.0 million or .05% of total loans. This reclassification had no impact on our provision for loan losses expense. Any future expense related to a provision for unfunded commitments will be recorded in other noninterest expense.

     The reserve for unfunded commitments was established to recognize the loan and related unfunded commitment growth that has occurred in our loan portfolio since December 31, 2005. Unfunded commitments increased from $.7 billion at December 31, 2005 to $1.0 billion at September 30, 2007. In addition, our current unfunded loans by category analysis model indicated a reserve for unfunded commitments is significant to the Company’s financial statements. The industry and the majority of the Company’s peers have established a reserve for unfunded commitments separate from the allowance for loan losses. Management has also established better information systems and data gathering to improve our estimates of probable losses from unfunded commitments. The reserve for unfunded commitments will be evaluated on a quarterly basis and appropriate increases or decreases will be reflected in the income statement.

Business Developments

     On October 19, 2007, the Company discontinued its two-step residential construction loan program (the “two-step program”). The two-step program, which involved loans to individual borrowers wishing to finance construction of residential properties, began in first quarter 2002, but activity in the program accelerated significantly beginning in first quarter 2005. The program was referred to as the "two-step" program because each project involved a two-step financing process -- initial construction financing that was provided by Bancorp and secondary, or "take-out," financing typically provided by third parties. As of September 30, 2007, the outstanding balance of loans originated in the two-step program was $275 million. We expect outstanding loan balances in the program to peak in late 2007 or early 2008, as borrowers draw down on current commitments, and then run off over the next 12-15 months. Total loan commitments in the two-step program peaked early in third quarter 2007. For additional details, see the discussion under the subheading “Loan Portfolio” below.

     The portfolio of loans originated in the two-step program has been affected by certain negative trends in the markets in which we operate. First, there has been softening in the residential housing market in our region. Home and lot inventories have increased significantly and are beginning to put downward pressure on valuations. Second, underwriting standards for permanent residential financing have tightened and several mortgage companies have stopped taking new applications or gone out of business, making it more difficult for some borrowers to secure permanent take-out financing. As a result, the Company has experienced increased nonperforming assets and delinquencies within the two-step program loan portfolio, a trend that accelerated in September and has continued in the month of October. For further detail, including management’s estimates for nonperforming assets and net loan charge-offs in the two-step program loan portfolio in fourth quarter 2007, see the discussion under the subheadings “Nonperforming Assets” and “Allowance for Loan Losses and Net Loan Charge-offs” below. The Company is actively assessing the expected effects of recent developments, but given how recently these developments have occurred, we believe it is too early to provide a meaningful estimate of provision for loan losses related to the two-step program for fourth quarter 2007 and periods thereafter.

     In other developments, the Company opened a new branch in west Eugene on October 15, 2007. This branch is the 62nd in our network along the I-5 corridor in Oregon and Washington and the Central Oregon Coast. Consistent with our strategy of enchancing our distribution in the Portland/Vancouver market area, the Bank also opened a new branch at Martin Luther King and Main, on the inner east side of Portland, on July 2, 2007.

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

Income Statement Overview

Three and nine months ended September 30, 2007, and 2006

     Net Income Bancorp’s net income was $8.3 million, or $.52 per diluted share, for the three months ended September 30, 2007, compared to $7.9 million, or $.49 per diluted share, for the three months ended September 30, 2006. Net income for the nine months ended September 30, 2007, was $24.3 million, or $1.51 per diluted share, compared to $21.6 million, or $1.38 per diluted share, for the same period last year.

     Bancorp’s net interest income and noninterest income combined was $38.0 million in the third quarter, a $4.2 million increase over the same period in 2006. This 13% increase in revenue growth allowed us to grow our earnings in the third quarter and year to date September 30, 2007, despite the $2.1 million increase in the Company’s provision for loan losses in the third quarter of 2007 compared to 2006.

     The Company’s return on average equity for the quarters ended September 30, 2007, and 2006 was 15.3% and 16.6%, respectively. Bancorp’s return on average equity, tangible for the quarters ended September 30, 2007, and 2006 was 16.6% and 18.2%, respectively. Return on average equity, tangible is a non-GAAP financial measure used by the Company that eliminates the effects of the amortization of merger-related intangible assets from the return on equity calculation. The Company calculates return on average equity, tangible by dividing net income less amortization on intangibles, after tax, by average shareholders’ equity less average intangible assets. The following table presents a reconciliation to return on average equity:

West Coast Bancorp
Return on average equity tangible reconciliation1

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2007	2006	2007	2006
Net income	$8,330	$7,869	$24,329	$21,561
Less: intangible asset amortization, net of tax*	78	99	274	185
Net income, tangible	$8,408	$7,968	$24,603	$21,746

Average shareholders' equity	$215,550	$188,496	$209,808	$171,254
Less: average intangibles	(14,660)	(15,266)	(14,805)	(5,658)
Average shareholders' equity, tangible	$200,890	$173,230	$195,003	$165,596
*Federal income tax provision applied at 35%.

Return on average equity	15.3%	16.6%	15.5%	16.8%
Return on average equity, tangible	16.6%	18.2%	16.9%	17.6%

1Management uses return on equity, tangible internally and has disclosed it to investors based on its belief that the figure makes it easier to compare the Company's performance to other financial institutions that do not have merger-related intangible assets and is commonly used in the industry. Ratios have been annualized where appropriate.

     Net Interest Income For the quarter ended September 30, 2007, net interest income on a tax equivalent basis was $30.2 million, compared with $26.7 million in the third quarter of 2006. Net interest income for the three months ended September 30, 2007, includes a $.39 million adjustment to a tax equivalent basis, while the adjustment included in the prior period was $.40 million. Growth in average loan balances of 17% was the primary contributor to the 13% increase in net interest income from the third quarter of 2006 to the same period in 2007. Other factors included 8% growth in average deposit balances, higher amortized loan fees, and a shift in loan mix toward higher yielding construction loans. We expect loan growth to slow significantly, as the two-step residential construction loan portfolio contracts as a result of the closure of the two-step program and less favorable market conditions in our region.

     Net interest income on a tax equivalent basis for the nine months ended September 30, 2007, increased $12.4 million to $87.6 million from $75.2 million for the same period in 2006.

     The following table presents information regarding yields on interest earning assets, expense on interest-bearing liabilities, and net interest margin on average interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended		Increase	Percentage
(Dollars in thousands)	September 30,		(Decrease)	Change
	2007	2006	2007-2006	2007-2006
Interest and fee income (1)	$48,130	$40,953	$7,177	17.5%
Interest expense	17,905	14,254	3,651	25.6%
Net interest income (1)	$30,225	$26,699	$3,526	13.2%

Average interest earning assets	$2,426,360	$2,167,250	$259,110	12.0%
Average interest bearing liabilities	$1,839,387	$1,612,796	$226,591	14.0%
Average interest earning assets/
Average interest bearing liabilities	131.91%	134.38%	(2.47)

Average yields earned (1)	7.87%	7.50%	0.37
Average rates paid	3.86%	3.51%	0.35
Net interest spread (1)	4.01%	3.99%	0.02
Net interest margin (1)	4.94%	4.89%	0.05

	Nine months ended		Increase	Percentage
(Dollars in thousands)	September 30,		(Decrease)	Change
	2007	2006	2007-2006	2007-2006
Interest and fee income (1)	$138,845	$109,651	$29,194	26.6%
Interest expense	51,216	34,464	16,752	48.6%
Net interest income (1)	$87,629	$75,187	$12,442	16.5%

Average interest earning assets	$2,370,055	$2,009,767	$360,288	17.9%
Average interest bearing liabilities	$1,804,853	$1,488,273	$316,580	21.3%
Average interest earning assets/
Average interest bearing liabilities	131.32%	135.04%	(3.72)

Average yields earned (1)	7.83%	7.29%	0.54
Average rates paid	3.79%	3.10%	0.69
Net interest spread (1)	4.04%	4.19%	(0.15)
Net interest margin (1)	4.94%	5.00%	(0.06)

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.
Ratios for the three and nine months ended September 30, 2007, and 2006 have been annualized where appropriate.

     The net interest margin for the third quarter of 2007 increased to 4.94% from 4.89% in the third quarter of 2006, mainly due to higher rates earned on earning assets that were only partially offset by the higher rates paid on interest bearing liabilities. The third quarter 2007 net interest margin of 4.94% was slightly higher than our expectations despite higher than expected interest bearing liability costs. Stronger than anticipated construction loan balances and fees helped offset the increased costs of interest bearing deposits. Again, we expect contraction in the higher yielding two-step residential construction loan portfolio over the next 12-15 months. Closure of the two-step program will eliminate an important source of loans and related loan fees and make it difficult for Bancorp to maintain its net interest margin at recent levels. For more information, see the discussion under the subheading “Loan Portfolio” below.

     Average yields on earning assets increased 37 basis points to 7.87% in the third quarter of 2007 from 7.50% in the third quarter of 2006. Average interest earning assets increased $259 million, or 12%, to $2.4 billion in the third quarter of 2007 from $2.2 billion for the same period in 2006. Third quarter 2007 average rates paid on interest bearing liabilities increased 35 basis points to 3.86%, from 3.51% for the same period in 2006, while average interest bearing liabilities increased $226.6 million, or 14%, to $1.8 billion.

     Changing interest rate environments, including the slope and level of, as well as changes in, the yield curve, and competitive pricing pressure, could lead to higher deposit costs, lower loan yields, reduced net interest margin and spread, and lower loan fees, all of which could lead to a decrease in net interest income.

     Provision for Loan Losses Bancorp recorded provision for loan losses for the third quarters of 2007 and 2006 of $2.7 million and $.6 million, respectively. The higher provision in the third quarter of 2007 was due to a negative trend in the loan portfolio risk ratings as well as higher nonperforming assets and loan delinquencies, particularly with respect to the two-step program, compared to an improving trend that occurred during the third quarter in 2006. Net loan charge-offs, which are an important component of our calculation of required provision for loan losses, increased to $.7 million from $.1 million in the same period in 2006. Approximately $1.1 million of the Company's provision for loan losses in the third quarter was associated with net loan charge-offs and valuation allowances related to the two-step program. The Company expects the provision for loan losses from weakness in the two-step program loan portfolio to increase in the fourth quarter.

     The provision for loan losses for the nine months ended September 30, 2007, was $9.0 million, up from $1.5 million in the same period in 2006. The increased provision for loan losses in the nine months ended September 30, 2007, compared to the same period in 2006 was generally consistent with the current credit cycle and reflects the impact of loan growth, loan mix changes, higher net loan charge-offs, and a moderately unfavorable migration in our loan risk ratings reserve percentage. During 2007, we have had a greater proportion of our loan portfolio in construction loans. Construction loans involve a higher inherent risk profile and are therefore allocated a higher provision for loan losses relative to other loans in the portfolio.

     The provision for loan losses is recorded to bring the allowance for loan losses to an amount considered appropriate by management based on factors which are described in the “Credit Management” and “Allowance for Loan Losses” sections of this report. The provision for loan losses is highly dependent on the local economy and real estate markets and our ability to manage asset quality and control the level of net loan charge-offs through prudent credit underwriting standards. For additional details, see the discussion under the subheadings “Loan Portfolio” and “Credit Management” below. A greater than expected decline in general economic conditions, the permanent residential mortgage market, or the real estate market in our region could increase future provision for loan losses.

     Noninterest Income Total noninterest income was $8.1 million for the three months ended September 30, 2007, an increase of 9% compared to $7.5 million in the third quarter of 2006. In the third quarter 2007, deposit service charges increased $.3 million, or 11%. Payment systems revenue remained flat for third quarter 2007, due to the $.4 million one-time contract adjustment for merchant services that benefited third quarter 2006 results. Solid trust and investment management account growth and improved mutual fund sales, resulted in trust and investment services revenue growing 25% from the same quarter of 2006.

     Changing interest rate environments, including the slope and level of, as well as changes in, the yield curve, could lead to decreases in fee income, including lower gains on sales of loans and reduced deposit service charges, two key components of our noninterest income. Also, increased competition and other competitive factors could adversely affect our ability to sustain fee generation.

     Noninterest Expense Noninterest expense for the three months ended September 30, 2007, was $22.6 million, an increase of $1.5 million, or 7%, compared to $21.1 million for the same period in 2006. Payment systems and marketing expenses, both of which are directly associated with revenue generation, increased 27% and 18%, respectively, over third quarter 2006. Salaries and employee benefits expense increased $1.1 million, or 9%, primarily due to additional team members and regular annual merit increases. Equipment expense increased 13% over third quarter 2006, mainly because of technology investments to support our products and delivery capabilities, including those in the payment systems area. Occupancy expense increased 13% from the same quarter in 2006, with a large portion of the increase caused by rent and depreciation on new or relocated branches.

     Income taxes The provision for income taxes increased in the three and nine months ended September 30, 2007, from the same periods in 2006, primarily due to an increase in income before taxes. Bancorp’s effective tax rate for the three and nine months ended September 30, 2007, remained flat compared to the same periods in 2006.

Balance Sheet Overview

     Period end total assets increased to $2.6 billion as of September 30, 2007, up from $2.4 billion at September 30, 2006. Our balance sheet growth has reflected successful efforts in targeted areas that support our corporate objectives, including small business and middle market commercial lending, construction and home equity lending, as well as core deposit production.

     Investment Portfolio The investment portfolio at September 30, 2007, decreased $57.2 million compared to December 31, 2006. At September 30, 2007, total investment securities available for sale had a pre-tax net unrealized loss of $.3 million. The decrease in our investment portfolio reflects recent strong loan growth as investment maturities have been utilized to fund loans. The composition and carrying value of Bancorp’s investment portfolio is as follows:

Investments available for sale (at fair value)	September 30,	December 31,
(Dollars in thousands)	2007	2006
Treasury securities	$202	$-
U.S. Government agency securities	75,167	125,455
Corporate securities	20,156	23,885
Mortgage-backed securities	75,712	84,477
Obligations of state and political subdivisions	82,015	75,873
Equity and other securities	18,157	18,962
Total Investment Portfolio	$271,409	$328,652

     Bancorp’s investment portfolio has very limited exposure to “subprime” mortgages. The majority of our mortgage-backed securities portfolio is comprised of 15 year fully amortizing jumbo loans. All of our non-agency mortgage-backed securities are rated AAA or Aaa. For additional detail, see Note 4 of our interim financial statements included under Item 1 of our report above.

     Loan Portfolio Interest and fees earned on our loan portfolio is our primary source of revenue. Loans were 82% of total assets or $2.2 billion as of September 30, 2007, compared to 79% or $1.9 billion at December 31, 2006.

     Total loan growth was 17% or $315 million through September 30, 2007 from September 30, 2006. A significant portion of this growth was generated by construction loans which increased $211 million or 68%. Of that amount, $132 million or 63% were loans originated in the two-step program, which has since been discontinued. Commercial loans also exhibited strong growth of $78 million or 17% over the same period.

     The composition of Bancorp’s loan portfolio as of September 30, 2007, as compared to December 31, 2006 is as follows:

(Dollars in thousands)	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Commercial	$530,196	24.3%	$463,188	23.8%
Real estate construction	519,870	23.8%	365,954	18.8%
Real estate mortgage	305,675	14.0%	287,495	14.8%
Commercial real estate	804,200	36.8%	804,865	41.3%
Installment and other consumer	23,360	1.1%	26,188	1.3%
Total loans	2,183,301	100%	1,947,690	100%
Allowance for loan losses	(27,534)	1.26%	(23,017)	1.18%
Total loans, net	$2,155,767		$1,924,673

     As part of our strategic efforts over the last several years, we have placed an emphasis on increasing the commercial, construction and home equity loan segments of our loan portfolio. As a result of implementing this strategy, commercial loans have increased to 24% of the loan portfolio as of the end of third quarter 2007 compared to 16% at December 31, 2000, while commercial real estate loans have declined from 58% to less than 37% of the loan portfolio over the same time period. We believe our focus on commercial businesses has been and remains a key contributor to growing low cost deposits. Construction loans represent 24% of the loan portfolio as of the end of the third quarter, compared to 19% at December 31, 2000. Much of the growth in our construction loan portfolio has occurred in the last 18 months, consistent with the robust construction market in our region that has recently slowed in the residential segment.

     Our overall strategy has resulted in the loan portfolio being more interest rate sensitive. In addition, while our loan portfolio is more diversified from a credit risk perspective, historically, commercial loans have exhibited more credit losses than commercial real estate loans. This is partly due to the collateral not being based in real estate but rather assets such as inventory, accounts receivable, and other corporate assets. Construction loans have also been historically more risky due to the additional risks associated with construction projects, such as the risk of market changes between the time of loan origination and project completion, the possibility of delays, cost overruns, and other construction-related problems, and the uncertain value of collateral for those loans.

     As of September 30, 2007, the Company had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, were on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Company. At September 30, 2007, and December 31, 2006, Bancorp had no bankers’ acceptances.

     Below is a discussion of our loan portfolio by category.

     Commercial Expanding our commercial and industrial loan portfolio has been a major component of our strategic initiatives since 2000. With 17% or $78 million in growth of this portfolio over the prior year, we have continued to produce strong growth in this area. We believe we have been successful in growing our commercial portfolio as a result of strong, experienced commercial lending teams throughout our market areas, including our agricultural lending group. In addition, over the past several years developments in our treasury management product line, including most recently the introduction of our iDeposit product, have enhanced our ability to attract and retain commercial core deposit and lending relationships. We also believe that our expanding branch network continues to be an important point of service contact for our commercial relationships.

     Real Estate Construction The composition of real estate construction loans by type of project as of September 30, 2007 and 2006, is as follows:

	September 30,
	2007		2006		Change
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial construction	$94,278	18%	$49,242	16%	$45,036	91%
Residential construction to individuals	287,428	55%	155,896	51%	131,532	84%
Residential construction to builder	58,965	12%	43,402	14%	15,563	36%
Residential subdivision or site development	80,370	16%	61,083	20%	19,287	32%
Net deferred fees	(1,171)	-1%	(737)	-1%	(434)	59%
Total real estate construction loans	$519,870	100%	$308,886	100%	$210,984	68%

     At September 30, 2007, real estate construction loans were $520 million, up $211 million or 68% compared to $308 million at September 30, 2006. Over half of our construction loan growth since September 30, 2006, has been in residential construction to individuals, a category that is primarily comprised of loans originated in the two-step program. The residential construction to individuals category is comprised of loans that were made to an individual who expressed an intent to construct a primary residence, a second home, or a rental/investment property. The actual use of the constructed property may change depending on a number of factors, such as market conditions or construction related contingencies. Commercial construction and residential subdivision or site development loans accounted for the majority of the remainder of the real estate construction portfolio expansion. Commercial construction loans include financing provided for non-residential business properties and multifamily dwellings while residential construction to builder loans are generally made to finance builders and developers of residential properties.

     The following table further illustrates the growth and changes in the Company’s real estate construction loan portfolio over the last three fiscal years. The composition of real estate construction loans for the past three years ended December 31, is as follows:

	December 31,
	2006		2005		2004
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial construction	$63,592	17%	$45,278	21%	$39,564	35%
Residential construction to individuals	187,596	51%	82,427	39%	30,421	26%
Residential construction to builder	46,805	13%	31,375	15%	17,982	15%
Residential subdivision or site development	70,351	20%	53,367	26%	29,632	25%
Net deferred fees	(2,390)	-1%	(1,619)	-1%	(625)	-1%
Total real estate construction loans	$365,954	100%	$210,828	100%	$116,974	100%

     As indicated in the two tables above, the real estate construction loan category has expanded rapidly in recent periods, with continuing acceleration in the past 12 months, reflecting the high levels of construction activity in the markets in which we operate. The residential construction to individuals sub-category has been an important contributor to the overall loan revenue and earnings growth for the Company over this period. This growth trend is not expected to continue. The closing of the two-step program and less favorable market conditions, as evidenced by the increase in average monthly inventory of homes for sale in our markets to 8.9 months in September 2007, or double that of September 2006, are expected to lead to declining balances in the overall real estate construction portfolio. With residential housing markets entering the historically slower home sales season in our region, we are concerned with the market’s ability to absorb the rising available housing supply in the near term.

     The Bank originated $238.3 million in two-step residential construction loans in the nine months ending September 30, 2007, compared to $202.9 million in the same period of 2006. The following table presents two-step residential construction loan originations as of the end of each period presented:

(Dollars in thousands)	Two-step residential
construction loan
Period ended	originations
First quarter 2006	$49,443
Second quarter 2006	60,553
Third quarter 2006	92,867
Fourth quarter 2006	94,751
First quarter 2007	115,715
Second quarter 2007	76,969
Third quarter 2007	45,646

     As shown in the table above, tighter underwriting criteria implemented in second quarter 2007 and a softer residential housing market slowed origination volumes within the two-step program during the second and third quarters. Third quarter originations declined over 60% from first quarter 2007 to $45.6 million. The following table presents two-step residential construction loan information as of the end of each period presented:

(Dollars in thousands)	Two-step residential	Two-step residential	Two-step residential
	construction loan	construction	construction loan
Period ended	balance	unused commitments	commitments
First quarter 2006	$85,129	$66,914	$152,043
Second quarter 2006	111,256	77,846	189,102
Third quarter 2006	138,939	105,246	244,185
Fourth quarter 2006	171,692	132,732	304,424
First quarter 2007	216,371	160,918	377,289
Second quarter 2007	256,332	149,902	406,234
Third quarter 2007	274,747	123,447	398,194

     As the table above indicates, two-step residential construction loan commitments peaked late in the second quarter. Moreover, two step residential construction unused commitments at September 30, 2007 declined 23% from the end of the first quarter of 2007 reflecting the lower volume of new two-step program originations combined with the higher level of draws on more mature two-step residential construction loans in our portfolio.

     The following tables illustrate two-step residential construction loan originations by region and by quarter. The Portland/Vancouver market area accounted for the largest origination volume year to date September 30, 2007, at nearly $90 million or 37% of total originations.

(Dollars in thousands)	Period ended	Period ended
	September 30,	September 30,
Region	2007	2006
Portland, Oregon / Vancouver, Washington	$88,803	$46,643
Western Washington (Olympia, Seattle)	53,737	87,778
Central Oregon (Bend, Redmond)	45,846	19,300
Oregon Coast (Newport, Lincoln City)	15,230	14,021
Willamette Valley (Salem, Eugene)	25,417	26,028
Southern Oregon (Medford, Roseburg)	9,297	9,093
Total residential real estate construction loan originations	$238,330	$202,863

     Real Estate Mortgage At September 30, 2007, real estate mortgage loan balances were $306 million or approximately 14% of the Company’s total loan portfolio. Home equity loans and lines represented about 73% or $224 million of the real estate mortgage portfolio. The Bank’s home equity loans and lines are substantially generated by our branches within our market area. As of September 30, 2007, slightly less than half of our home equity portfolio was secured by a first lien, with the remainder of the portfolio generally secured by junior liens. In excess of 97% of our home equity loans had an original loan to value ratio of less than 85%, and the average FICO credit score for originations since January 1, 2005, was approximately 748. A study by the Consumer Bankers Association found that the average home equity borrower in 2006 had a FICO credit score of 730, which is about the same as the prior year.

     Commercial Real Estate The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands)	September 30, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Office Buildings	$182,200	22.7%	$205,100	25.5%
Retail Facilities	109,200	13.5%	103,900	12.9%
Multi-Family - 5+ Residential	72,300	9.0%	78,200	9.7%
Medical Offices	50,800	6.3%	54,700	6.8%
Hotels/Motels	41,400	5.1%	52,400	6.5%
Commercial/Agricultural	51,100	6.4%	47,300	5.9%
Industrial parks and related	46,600	5.8%	50,300	6.2%
Manufacturing Plants	40,800	5.1%	29,700	3.7%
Assisted Living	16,600	2.1%	22,200	2.8%
Land Development and Raw Land	23,500	2.9%	19,300	2.4%
Food Establishments	19,500	2.4%	17,500	2.2%
Mini Storage	16,200	2.0%	16,100	2.0%
Other	134,000	16.7%	108,200	13.4%
Total commercial real estate loans	$804,200	100%	$804,900	100%

     The commercial real estate portfolio balance was unchanged from December 31, 2006 to September 30, 2007. Continued market pressure on the pricing of such loans has been the primary cause of the lack of growth. Office buildings, retail facilities, and multi-family residential categories account for nearly half of the collateral securing our $804 million commercial real estate portfolio, down slightly from year end 2006. We believe Bancorp’s underwriting of commercial real estate loans is acceptable with loan to value ratios generally not exceeding 75% and debt service coverage ratios generally at 120% or better.

     The composition of the commercial real estate loan portfolio by occupancy type is as follows:

	September 30,		December 31,
	2007		2006		Change
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Owner-occupied	$385,805	48%	$349,341	43%	$36,464	10%
Non-owner occupied	418,395	52%	455,524	57%	(37,129)	-8%
Total commercial real estate loans	$804,200	100%	$804,865	100%	$(665)	0%

     Credit Management Credit risk is inherent in our lending activities. The Company manages the general risks inherent in the loan portfolio by adopting loan policies and underwriting practices that are designed to result in prudent lending practices. In addition, we attempt to manage our risk through our credit administration and credit review functions, which are designed to help ensure compliance with our credit standards. Through the credit review function, the Company is able to monitor all credit-related policies and practices on a post approval basis, as part of its efforts to ensure uniform application of these policies and practices. The findings of these reviews are communicated to senior management and the Loan, Investment, and Asset/Liability Committee of Bancorp’s board of directors.

     As part of our ongoing lending process, internal risk ratings are assigned to each commercial, commercial real estate, and commercial real estate construction loans, before the funds are extended to the customer. Credit risk ratings are based on our assessment of the borrower’s credit worthiness and the quality of our collateral position at the time a particular loan is made. Thereafter, credit risk ratings are evaluated on an ongoing basis centered upon our interpretation of relevant risk factors. Large balance accounts have the credit risk rating reviewed on at least an annual basis. Credit files are examined periodically on a sample test basis by our credit review department and internal auditors, as well as by regulatory examiners.

     Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. The expected source of repayment of Bancorp’s loans is generally the cash flow of a particular project, income from the borrower's business, proceeds from the sale of real property, proceeds of refinancing, or personal income. As a result of the nature of our customer base and the growth experienced in the market areas we serve, real estate is frequently a material component of collateral for the Company’s loans. Risks associated with loans secured by real estate include decreasing land and property values, material increases in interest rates, deterioration in local economic conditions, changes in tax policies, tightening credit or refinancing markets, and a concentration of loans within any one area.

     We became concerned about the rapid growth and risk characteristics in the two-step program in the second quarter of 2007. In response, during the second quarter and with additional steps taken in this most recent period, we tightened our two-step program credit policies. Significant changes included increasing minimum FICO scores of borrowers, increasing loan to value ratio limits, increasing loan to cost limits, verifying the financial strength of builders, and limiting the number of homes financed in any one sub-division. We believe implementation of these changes was a primary factor in the slowing of loan originations in the two-step program in the second and third quarters of 2007.

     As described elsewhere in this report, the asset quality of loans in the two-step program has deteriorated, particularly over the last 60 days. Delinquencies (30-89 days past due) in the two-step program as a percentage of our total loans has increased from .32% at June 30, 2007 to .45% at September 30, 2007. We continue to analyze factors driving delinquency; however, common issues found during our review to date of the pool of delinquent loans include: difficulties obtaining permanent financing, construction delays or cost overruns, valuations on completed projects below expectations, borrower cash flow limitations, and borrowing for investment purposes without the capacity to carry the property through a down sales cycle. The collective impact of internal and external factors has led to increased delinquencies, nonperforming assets and net loan charge-offs. We anticipate that these trends will continue until the portfolio runs off or the inventory of single family residences for sale in our region declines and the permanent mortgage market stabilizes.

     Credit management activities are now focused on managing the risk exposure to loans in the existing two-step program portfolio as they progress to maturity. Actions include, among others:

  Increasing customer contact prior to loan maturity and encouraging early action to secure permanent financing or identify alternatives;
  Identifying higher risk segments within the portfolio and developing risk mitigation strategies;
  Adding resources to assist with collection efforts and the management and sale of OREO property; and
  Developing internal mortgage products that will be made available to two-step program borrowers who qualify.

     During the fourth quarter and continuing into 2008, a key credit management priority will be transitioning two-step program borrowers into permanent mortgages with the Bank or a third party, and proactively managing problem loan situations in order to minimize loss exposure. Alternatives for borrowers include refinancing with permanent mortgages with a third party or the Bank, short sales of the property, delivery of deeds in lieu of foreclosure or judicial or non-judicial foreclosure proceedings.

     Nonperforming Assets Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing, and other real estate owned properties (“OREO”). Generally, no interest is accrued on loans and they are shifted to nonaccrual status when factors indicate collection of all contractually due interest or principal is doubtful or when the principal or interest payment becomes 90 days past due. In the two-step program the Bank maintains a security interest in the land that the home is being constructed on and the value of the home as it progresses through its construction phase to completion.

     Nonperforming assets at September 30, 2007 and December 31, 2006 were as follows:

(Dollars in thousands)	September 30, 2007	December 31, 2006
Loans on nonaccrual status:
Commercial	$388	$385
Real estate construction	6,695	567
Real estate mortgage	306	-
Commercial real estate	478	516
Installment and consumer	-	-
Total nonaccrual loans	$7,867	$1,468
Loans past due greater than 90 days
not on nonaccrual status	-	-
Other real estate owned	1,183	-
Total nonperforming assets	$9,050	$1,468

Nonperforming loans to total loans	0.36%	0.08%
Nonperforming assets to total assets	0.34%	0.06%
Allowance for loan losses to non-performing assets	304%	1568%

     At September 30, 2007, nonperforming assets of all types were $9.1 million, or 0.34%, of total assets, compared to $2.7 million, or 0.11%, at September 30, 2006. Nonaccrual loans increased to $7.9 million at September 30, 2007, from $2.7 million at September 30, 2006.

     Real estate construction loans comprised $6.7 million, or 85%, of the $7.9 million total nonaccrual loan balance at September 30, 2007. The entire $6.7 million of real estate construction loans on nonaccrual were originated as part of the two-step program. Nonaccrual loans outside the real estate construction category were $.4 million in commercial loans, $.5 million in commercial real estate loans, and $.3 million in real estate mortgage loans.

     Other real estate owned, or OREO, is real property of which the Bank has taken possession or that has been deeded to the bank through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in partial or full satisfaction of a loan or loans. The Company had six OREO properties at September 30, 2007, with a total net book value of $1.2 million, all of which were attributable to the two-step program. OREO is booked at the lower of the carrying amount of the loan or fair value less estimated costs to sell. Management utilizes appraisal valuations and judgment in its assessment of fair market value and estimated selling costs. This amount becomes the property’s book value at the time it is taken into OREO. Any write-downs based on our determination of fair market value less estimated cost to sell at the date a particular property is acquired are charged to the allowance for loan losses. Management then periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further OREO write-downs are charged to other noninterest expense. Net expenses from operations of OREO properties are included in other noninterest expense in the statements of income.

     The following table summarizes delinquency loan balances by type of loan for the periods shown:

(Dollars in thousands)	September 30, 2007	December 31, 2006
	Amount	Amount
Commercial	$1,187	$3,170
Real estate construction	9,878	2,969
Real estate mortgage	591	147
Commercial real estate	2,575	2,076
Installment and other consumer	596	1,560

Total loans 30-89 days pastdue, not
in nonaccrual status	$14,827	$9,922

Delienquent loans to total loans	0.68%	0.51%

     Bancorp also monitors delinquencies (defined as balances over 30-89 days past due, not in nonaccrual status) since they are an important indicator for future nonperforming assets. Delinquencies were .68% of total loans at September 30, 2007, up from .51% at December 31, 2006, due to increased delinquencies in loans originated in the two-step program. The overall combined delinquency and nonaccrual loan ratio of 1.04% at September 30, 2007, was well within the historical range of .25% to 2.07% over the past seven years.

     The increase in delinquencies was largely attributable to delinquencies in loans originated in the two-step program, which rose to $9.9 million at September 30, 2007 from $3.0 million at year end 2006. Delinquent two-step residential construction loans were 3.6% of total two-step residential construction loans at September 30, 2007, up from 1.7% at December 31, 2006. We expect delinquent and nonperforming two-step residential construction assets to continue to rise over the next few quarters. Based on currently available information, we believe nonperforming assets within the two-step program will be between $16 million and $24 million at year end 2007.

     Allowance for Loan Losses and Net Loan Charge-offs The Company maintains its allowance for loan losses by charging a provision for loan losses against income in periods in which management believes additional allowance is appropriate to accommodate its estimate of losses in the loan portfolio. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. This process includes analysis of information derived from many sources: historical loss trends, portfolio risk rating migrations, delinquency and nonaccrual loans, growth portfolio diversification, current and anticipated economic conditions, the effectiveness of loan policies and collection practices, expertise of credit personnel, regulatory guidance and other factors. Please see the Company’s 2006 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Loss Allowance and Provision” for a discussion of Bancorp’s methodologies underlying the calculation of the Company’s allowance for loan losses.

     In the current period, we established a reserve for unfunded commitments and reclassified $1.0 million of our allowance for loan losses into that reserve. For further information, see the discussion under the subheading “Critical Accounting Policies” above.

     Changes in the allowance for loan losses for year to date September 30, 2007, and full year ended December 31, 2006, are presented in the following table. We also present information with respect to our total allowance for credit losses, which we define to include both the allowance for loan losses and the reserve for unfunded commitments, for ease of comparison to prior periods.

	Nine months ended	Year ended
(Dollars in thousands)	September 30, 2007	December 31, 2006
Loans outstanding at end of period	$2,183,301	$1,947,690
Average loans outstanding during the period	2,069,076	1,745,777

Allowance for loan losses, beginning of period	23,017	20,469
Allowance for loan losses, from acquisition	-	887
Reclassification to reserve for unfunded commitments	(972)	-
Loans charged off:
Commercial	(2,466)	(831)
Real estate construction	(673)	-
Real estate mortgage	(7)	(48)
Commercial real estate	-	-
Installment and consumer	(182)	(130)
Overdraft	(748)	(912)
Total loans charged off	(4,076)	(1,921)
Recoveries:
Commercial	268	501
Real estate construction	7	-
Real estate mortgage	33	36
Commercial real estate	2	4
Installment and consumer	89	75
Overdraft	166	233
Total recoveries	565	849
Net loans charged-offs	(3,511)	(1,072)

Provision for loan losses	9,000	2,733
Allowance for loan losses, end of period	$27,534	$23,017

Reserve for unfunded commitments	972	-
Total allowance for credit losses	$28,506	$23,017

Net loan charge-offs to average loans annualized	0.23%	0.06%
Allowance for loan losses to total loans	1.26%	1.18%
Allowance for credit losses to total loans	1.31%	1.18%

     At September 30, 2007, the Company’s allowance for loan losses was $27.5 million, consisting of a $24.4 million formula allowance, a $1.1 million specific allowance, and a $2.0 million unallocated allowance. At December 31, 2006, our allowance for loan losses was $23.0 million, consisting of a $20.7 million formula allowance, a $1.2 million specific allowance, and a $1.1 million unallocated allowance. We believe that the allowance for loan losses is adequate as of September 30, 2007, although there can be no assurance that future loan losses will not exceed our current estimates. Please see risk factors under Part II, Item 1A “Risk Factors” in this report and in our 2006 10-K. For further information regarding our allowance for loan losses, please see our 2006 10-K.

     Changes in the allocation of the allowance for loan losses in the first nine months of 2007 were due primarily to changes in the loan portfolio and its mix and changes in the risk ratings and delinquencies of our loans, as well as loan charge-offs and recovery activities.

     At September 30, 2007, Bancorp’s allowance for loan losses was 1.26% of total loans and 350% of total nonperforming loans, compared with an allowance for loan losses at December 31, 2006, of 1.18% of total loans, and 1568% of total nonperforming loans, respectively.

     During the first nine months of 2007, net loan charge-offs were $3.5 million compared to $.5 million for the same period in 2006. Net loan charge-offs reflect the realization of net losses in the loan portfolio that were recognized previously through the provision for loan losses. The annualized percentage of net loan charge-offs year to date to average loans outstanding was 0.23% for the nine months ended September 30, 2007, up from of 0.04% in the nine months ended September 30, 2006. Since December 31, 1999, the overall net loan charge-off percentage has ranged from .05% to .30%, an unusually low range compared to a longer term historical experience. One commercial relationship represented $2.4 million, or the majority, of the total net loan charge-offs during the first nine months of 2007. At September 30, 2007, the remaining commitment with this commercial relationship is $.4 million. The remaining loan charge-offs during the first nine months of 2007 were largely the result of overdraft losses.

     During the three months ended September 30, 2007, two-step program charge-offs were $.7 million. Management expects net loan charge-offs in two-step program loans to increase as we write down nonperforming loans in this portfolio. Based on currently available information, we estimate net loan charge-offs in the two-step program during the fourth quarter of 2007 to be between $1.6 million and $2.2 million.

     Deposits and Borrowings The following table summarizes the quarterly average amount in, and the average interest rate paid on, each of the deposit and borrowing categories for the third quarters of 2007 and 2006.

	Third Quarter 2007			Third Quarter 2006
	Quarterly Average		Rate	Quarterly Average
(Dollars in thousands)	Balance	Percent	Paid	Balance	Percent	Rate Paid
Demand deposits	$490,336	24%	-	$489,796	26%	-
Interest bearing demand	267,588	13%	1.07%	259,198	13%	0.94%
Savings	73,909	4%	0.84%	79,445	4%	0.67%
Money market	680,027	33%	3.97%	587,174	31%	3.68%
Time deposits	565,550	27%	4.79%	504,894	26%	4.46%
Total deposits	2,077,410	100%		1,920,507	100%

Short-term borrowings	144,711		5.23%	66,750		5.32%
Long-term borrowings (1)	107,602		5.51%	115,335		5.15%
Total deposits and borrowings	$2,329,723		3.86%	$2,102,592		3.51%

(1) Long-term borrowings include junior subordinated debentures.

     Third quarter 2007 average total deposits increased 8%, or $157 million, from the third quarter 2006. Our average deposits increase was mainly due to the combination of higher interest rates on and therefore, increased customer demand for money market and time deposits, the Mid-Valley acquisition, and consistent sales practices by the branches and commercial teams resulting in both consumer and business deposit growth. The Company believes interest bearing deposits such as money market and time deposits can be generated with competitive interest rate pricing.

     Primarily as a result of a deposit mix change toward higher rate categories and higher rates paid on those categories, our deposit and borrowing cost increased 35 basis points since the third quarter of 2006. Additionally, the local market areas in which we operate have exhibited strong loan growth and consequently the market participants have experienced a need for a robust deposit funding growth as well.

     While perhaps not quite as drastic of a change in deposit mix as our Pacific Northwest peers, we have not escaped the deposit mix migration caused by changing customer behavior from the sustained flat yield curve. Growth in average noninterest demand deposits and interest bearing demand deposit balances slowed materially with the rate driven time deposits and money market categories picking up the pace to support our earning asset expansion. Average noninterest bearing demand balances declined to 24% of total deposits from 26% prior year third quarter. However, on a linked quarter basis, the noninterest bearing demand deposit to total deposits percentage increased to 24% from 23%.

     The current balance of junior subordinated debentures of $51 million includes $5 million in debentures issued by Bancorp in June 2007 and $12.5 million issued in March 2007. For additional detail regarding Bancorp’s outstanding debentures, see Note 9 in the financial statements included under Item 1 of this report and our 2006 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Funds.”

Capital Resources

     The Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of September 30 2007, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     The following table summarizes the consolidated risk based capital ratios of Bancorp and the Bank at September 30, 2007, and December 31, 2006.

	September 30, 2007				December 31, 2006
			Amount	Percent			Amount	Percent
			Required For	required for			Required For	required for
			Minimum	Minimum			Minimum	Minimum
			Capital	Capital			Capital	Capital
(Dollars in thousands)	Actual		Adequacy	Adequacy	Actual		Adequacy	Adequacy
	Amount	Ratio	Amount		Amount	Ratio	Amount
Tier 1 Capital
West Coast Bancorp	$254,491	10.16%	$100,150	4%	$227,165	9.85%	$92,277	4%
West Coast Bank	236,780	9.47%	100,063	4%	212,446	9.22%	92,156	4%

Total Capital
West Coast Bancorp	$282,145	11.27%	$200,301	8%	$250,406	10.85%	$184,555	8%
West Coast Bank	264,434	10.57%	200,126	8%	235,688	10.23%	184,311	8%

Risk weighted assets
West Coast Bancorp	$2,503,757				$2,306,935
West Coast Bank	2,501,580				2,303,893

Leverage Ratio
West Coast Bancorp	$254,491	9.95%	$76,719	3%	$227,165	9.64%	$70,721	3%
West Coast Bank	236,780	9.26%	76,704	3%	212,446	9.01%	70,701	3%

Average total assets
West Coast Bancorp	$2,557,310				$2,357,369
West Coast Bank	2,556,813				2,356,715

     Stockholders' equity was $218 million at September 30, 2007, up from $201 million at December 31, 2006. The increase was due to net income, restricted stock grants and stock option exercises, including tax benefits associated with those option exercises, offset in part by unrealized losses on the investment portfolio, quarterly cash dividends to shareholders and Bancorp’s activity in its corporate stock repurchase program. The total capital ratio at the Bank was 10.57% at September 30, 2007, 57 basis points over minimum for well capitalized status. Stock repurchase activity and the actual number of shares to be repurchased in the near term will in large part be dictated by Bancorp’s earnings and risk weighted asset growth.

     The risk based capital ratios of Bancorp include $51 million of trust preferred securities that qualify as tier 1 capital at September 30, 2007, under guidance issued by the Board of Governors of the Federal Reserve System. Bancorp will continue to rely upon trust preferred securities to remain well-capitalized. For a further discussion of the amount and terms of issuances of pooled trust preferred securities, see Bancorp’s 2006 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Liquidity and Sources of Funds,” and Note 9 in the financial statements including under Item 1 of this report.

     In July 2000, the Company announced a corporate stock repurchase program that was expanded in September 2000, September 2001, September 2002, April 2004, and most recently by 1.0 million shares in September 2007. Under this plan, the Company may buy up to a total of 4.88 million shares of the Company’s common stock, including completed purchases. The Company anticipates using existing funds, future net income, and/or long-term borrowings to finance future repurchases. During the first nine months of 2007, the Company repurchased 190,000 common shares pursuant to its corporate stock repurchase program and redeemed 19,665 shares related to its incentive plans. Since initiating its stock repurchase plan in the year 2000 and including shares repurchased related to stock plans, the Company has repurchased approximately 4.1 million shares or 26% of currently outstanding shares at an average price of $17.47 per share. Total shares available for repurchase under the Company’s stock repurchase program were approximately 1,067,000 at September 30, 2007.

     The following table presents information with respect to Bancorp’s stock repurchases.

	Shares repurchased	Shares repurchased as	Total shares	Total cost of
(Shares and dollars in thousands, other than	related to stock options	part of the corporate	repurchased in the	shares	Average price
per share amounts)	and restricted stock	stock repurchase plan	period	repurchased	per share
Year ended 2000	15	573	588	$5,454	$9.28
Year ended 2001	28	534	562	6,879	12.24
Year ended 2002	35	866	901	13,571	15.06
Year ended 2003	29	587	616	10,927	17.74
Year ended 2004	49	484	533	11,502	21.58
Year ended 2005	44	484	528	12,856	24.35
Year ended 2006	37	95	132	3,852	29.18
Nine months ended September 30, 2007	21	190	211	6,067	28.75
Total	258	3,813	4,071	$71,108	$17.47

     Please also see discussion of stock repurchase activity during the quarter ended September 30, 2007, under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below.

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

     Deposits are the primary source of new funds. Total deposits were $2.1 billion at September 30, 2007, up from $2.0 billion at December 31, 2006.

     The Company has an agreement with Promontory Interfinancial Network that makes it possible to offer FDIC insured deposits in excess of the current deposit limits. This Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to match CDARS deposits in other participating banks, dollar for dollar. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way. Due to the nature of the placement of funds, CDARS deposits are defined as "brokered deposits" by regulatory agencies. The Company’s CDARS balance at September 30, 2007, was $18.4 million including $15 million in one-way and $3.4 million in reciprocal balances. The Bank does not currently have any additional brokered deposits.

     The holding company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the holding company’s liquidity comes from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the holding company. We believe that such restrictions will not have an adverse impact on the ability of the holding company to meet its liquidity needs which include quarterly cash dividend distributions to shareholders and debt service on the $51 million of outstanding junior subordinated debentures. In addition, the holding company receives cash from the exercise of options and the issuance of trust preferred securities. As of September 30, 2007, the holding company did not have any borrowing arrangements of its own.

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

(Dollars in thousands)	Contract or	Contract or
	Notional Amount	Notional Amount
	September 30, 2007	December 31, 2006
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$392,080	$379,090
Real estate construction	270,150	291,485
Real estate mortgage	196,658	184,571
Commercial real estate	25,462	16,452
Installment and consumer	19,870	19,100
Other [1]	24,029	58,816
Standby letters of credit and financial guarantees	6,753	6,837
Account overdraft protection instruments	61,501	32,714
Total	$996,503	$989,065

1 The category “other” represents commitments extended to clients or borrowers that have been extended but not yet fully executed. While we believe these commitments to be binding, they are not yet classified nor have they been placed into our loan system.

     The Bank’s commitments to make loans decreased slightly since December 31, 2006 as a result of lower unused commitments in its real estate construction portfolio. Loan commitments qualify as risk weighted assets and impact our risk based capital ratios by decreasing them.

     For a further discussion of off-balance sheet arrangements, see Bancorp’s 2006 10-K financials statements, Note 20, “Financial Instruments with Off-Balance Sheet Risk.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has not been any material change in the market risks disclosure under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2006 10-K.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable

Item 1A. Risk Factors

     The following is an updated list of certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order.

Future loan losses may exceed our allowance for loan losses

     We are subject to credit risk, which is the risk of losing principal or interest due to borrowers' failure to repay loans in accordance with their terms. A downturn in the economy, a specific industry sector, or the real estate market in our market areas or a rapid change in interest rates could have an adverse effect on borrowers' ability to repay loans and the value of our collateral. Developments of this nature could result in losses in excess of the Bank's allowance for loan losses. In addition, to the extent loan payments from borrowers are not timely, the loans will be placed on non-accrual status, thereby reducing interest income. In addition, to the extent loan charge-offs exceed our financial models, additional amounts will be charged to the provision for loan losses, further reducing income. Construction lending, recently a very important source of revenues and profitability for the Bank, has inherently more risk than other forms of lending in part due to risks in construction, including possible delays and cost overruns and the extended time period between a loan commitment and eligibility for permanent financing.

Future losses in our two-step program could result in higher provisions for loan losses and an increase in Other Real Estate Owned (“OREO”) balances

     We have experienced rapid growth in two-step residential construction loans. As these loans mature, borrowers may find it difficult to find permanent financing. If they are unable to find permanent financing or sell the home, as part of our collection process the Bank may take ownership of the property, which could include fully or partially constructed homes. This would lead to increases in OREO balances. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of properties. Any decrease in sale prices on homes may lead to further OREO write-downs.

Rapidly changing interest rate environments could reduce our net interest margin, net interest income, fee income and net income

     Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are key drivers of our net interest margin and subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities and rapid decreases in interest rates could result in interest income decreasing faster than interest expense. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth particularly in construction lending, an important factor in Bancorp’s revenue growth over the past two years. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. See “Quantitative and Qualitative Disclosures about Market Risk” in Bancorp's 2006 Form 10-K.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2007:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased (1)	per Share	(2)	Under the Plans or Programs
7/1/07 - 7/30/07	221	$26.85	47,200	194,621
8/1/07 - 8/31/07	-	$28.79	92,800	101,821
9/1/07 - 9/30/07	122	$28.65	35,000	1,066,821
Total for quarter	343		175,000

(1)	Shares repurchased by Bancorp during the quarter include: (a) shares repurchased pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below, and (b) shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 221 shares, 0 shares, and 122 shares, respectively, for the periods indicated.

(2)	Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, by 1.0 million shares in April 2004, and by 1.0 million shares in September 2007 for a total authorized repurchase amount as of September 30, 2007, of approximately 4.9 million shares.

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

WEST COAST BANCORP
(Registrant)

Dated: November 9, 2007	/s/ Robert D. Sznewajs
Robert D. Sznewajs
Chief Executive Officer and President

Dated: November 9, 2007	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer