Form 10-K
period 2007-12-31
WEST COAST BANCORP /NEW/OR/
filed 2008-03-05
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

Commission file number 0-10997

WEST COAST BANCORP (Exact name of registrant as specified in its charter)
Oregon	93-0810577
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

5335 Meadows Road – Suite 201	97035
Lake Oswego, Oregon	(Zip Code)
(Address of principal executive offices)
Registrant’s telephone number, including area code: (503) 684-0884
Securities registered pursuant to Section 12(g) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, No Par Value
(Title of Class)

Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes [   ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

[ ] Large Accelerated Filer	[X] Accelerated Filer	[ ] Non-accelerated Filer	[ ] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2007, was approximately $478,569,000.

The number of shares of registrant’s Common Stock outstanding on February 29, 2008, was 15,592,025.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the West Coast Bancorp Definitive Proxy Statement for the 2008 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

Forward Looking Statement Disclosure

     Statements in this Annual Report of West Coast Bancorp (“Bancorp” or the “Company”) regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. The Company’s actual results could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projects,” “potential,” “continue,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance. Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risks discussed in the text of this Annual Report as well as the following specific items:

  General economic conditions, whether national or regional, and conditions in the real estate markets, that could affect the demand for loans, lead to declining credit quality and increased loan losses, and negatively affect the value and salability of the real estate that is the collateral for many of our loans or that we may own directly;

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

  Changing business or regulatory conditions, or new legislation, affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, restrictions on bank activities, or changes in the secondary market for bank loan products; and

  Changes or failures in technology or third party vendor relationships in important revenue production or service areas or increases in required investments in technology that could reduce our revenues, increase our costs, or lead to disruptions in our business.

     Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to, among other things, attract and retain key personnel; close loans in the pipeline; generate loan and deposit balances at projected spreads; sustain fee generation including gains on sales of loans; maintain asset quality, and control risk; limit the amount of net loan charge-offs; adapt to changing customer deposit, investment and lending behaviors; control expense growth; and monitor and manage the Company’s financial reporting, operating and disclosure control environments.

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

PART I

ITEM 1. BUSINESS

General

     Bancorp is a financial holding company originally organized under the laws of the state of Oregon in 1981 under the name Commercial Bancorp. Commercial Bancorp merged with West Coast Bancorp, a one-bank holding company based in Newport, Oregon, on February 28, 1995. The combined corporation retained the name West Coast Bancorp and moved its headquarters to Lake Oswego, Oregon. References in this report to “we,” “us,” or “our” refer to Bancorp and its subsidiaries.

     Bancorp’s principal business activities are conducted through its full-service, commercial bank subsidiary, West Coast Bank (the “Bank”), an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2007, the Bank had facilities in 41 cities and towns in western Oregon and southwestern Washington, operating a total of 59 full-service and four limited-service branches. In addition, the Bank operates a mortgage loan office in Bend, Oregon and a mortgage loan office and Small Business Administration (“SBA”) lending office in Vancouver, Washington. Bancorp also owns West Coast Trust Company, Inc. (“West Coast Trust”), an Oregon trust company that provides agency, fiduciary and other related trust services. The market value of assets managed for others at December 31, 2007, totaled $461.3 million.

     Bancorp’s net income for 2007 was $16.8 million, or $1.05 per diluted share, and its consolidated equity at December 31, 2007, was $208.2 million, with 15.6 million common shares outstanding and a book value of $13.35 per common share. Net loans of $2.1 billion at December 31, 2007, represented approximately 80% of total assets of $2.6 billion. Bancorp had deposits totaling $2.1 billion at December 31, 2007. For more information regarding Bancorp’s operating results and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Financial Statements and Supplementary Data,” contained in Items 7 and 8 of this report.

     Bancorp reports two principal operating segments in the notes to its financial statements: West Coast Bank and West Coast Trust and parent company related operations. For more information regarding Bancorp’s operating segments, see Note 23 to the Company’s financial statements included under “Financial Statements and Supplementary Data” in Item 8 of this report.

     Bancorp is committed to community banking and intends the Bank to remain community-focused. Bancorp’s strategic vision includes greater commercial banking market penetration, as well as expanded distribution capability in the Pacific Northwest. The Bank intends to grow its distribution and reach through development of new branch locations in key growth markets and through product expansion and application of new technology, including a full range of transaction and payment system capabilities. Bancorp may from time to time seek acquisition opportunities with other community banks that share its business philosophies.

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

     The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers with publicly traded securities, including the Company.

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

     The Bank conducts business through 63 full and limited service branches located in western Oregon and southwestern Washington. The Oregon branches are located in the following cities and towns: Beaverton, Bend (2), Canby, Clackamas, Dallas, Depoe Bay, Eugene (2), Forest Grove, Gresham, Hillsboro (2), Keizer (3), King City, Lake Oswego, Lincoln City, McMinnville, Molalla, Monmouth, Mt. Angel, Newberg, Newport (2), North Plains, Oregon City, Portland (5), Salem (5), Silverton, Stayton, Sublimity, Tigard, Toledo, Tualatin, Waldport, Wilsonville (2) and Woodburn (3). The Bank’s Washington branches are located in Centralia, Chehalis, Hoodsport, Lacey (2), Olympia (2), Shelton, Tukwila and Vancouver (4).

     The primary business strategy of the Bank is to provide comprehensive banking and related financial services tailored to individuals, professionals and businesses. The Bank emphasizes the diversity of its product lines and convenient access typically associated with larger financial organizations, while maintaining the local decision making authority, market knowledge and customer service orientation typically associated with a community bank. The Bank has significant focus on four targeted areas: 1) high value consumers (including the mature market), 2) small businesses that desire streamlined packaged products, 3) commercial businesses that benefit from customized lending, depository and investment solutions and 4) real estate finance including construction of commercial and residential projects in addition to permanent financing for income producing properties.

     For consumer banking customers, the Bank offers a variety of flexible checking and savings accounts and check cards, as well as competitive borrowing products, such as personal lines of credit, credit cards and a variety of first and second lien residential mortgage products and other types of consumer loans. The consumer products consist of free checking and six other account types, each specifically designed to meet the needs of a unique market segment. The small business package of deposit accounts includes free business checking and an interest-bearing account for eligible organizations. Because of the straightforward and streamlined product design, our personal bankers are able to quickly and easily identify the best account for our clients. In 2006, the Bank introduced iDeposit, a remote deposit service that allows business customers to make deposits electronically without leaving their office. Customers have access to the Bank’s products and services through a variety of convenient channels such as 24 hour -7 days a week automated phone and Internet access, a personal customer service center accessed by phone, ATMs (both shared and proprietary networks), as well as through our branch locations.

     For business banking customers, the Bank offers customized deposit products tailored for specific needs, including a variety of checking accounts, sophisticated Internet-based cash management and a full array of investment services, all with online and/or CD-ROM information reporting. Customized financing packages provide businesses with a comprehensive suite of credit facilities that include general commercial purpose loans (short and intermediate term), revolving lines of credit, real estate loans and lines to support construction, owner-occupied and investor financing and SBA loans. The Bank’s loan portfolio has some concentration in loans secured by real estate. The Bank also offers business credit cards (VISA) and equipment leasing through vendor alliances and other types of business credit.

     The principal office of the Bank is at 5335 Meadows Road, Suite 201, Lake Oswego, OR 97035 (503) 684-0884.

West Coast Trust

     West Coast Trust provides trust services and life insurance products to individuals, for-profit and not for-profit businesses and institutions. West Coast Trust acts as fiduciary of estates and conservatorships, and as a trustee under various wills, trusts, and pension and profit-sharing plans. The main office of West Coast Trust is located at 1000 SW Broadway, Suite 1100, Portland, Oregon 97205. (503) 279-3911.

Totten, Inc.

     Totten, Inc., a Washington corporation, serves as trustee under deeds of trust and holds certain real estate licenses.

West Coast Statutory Trusts III, IV, V, VI, VII and VIII

     West Coast Statutory Trusts III, IV, V, VI, VII and VIII are wholly-owned subsidiary trusts of Bancorp formed to facilitate the issuance of Pooled Trust Preferred Securities (“trust preferred securities”). The trusts were organized in September 2003, March 2004, April 2006, December 2006, March 2007 and June 2007 respectively, in connection with six offerings of trust preferred securities. For more information regarding Bancorp’s issuance of trust preferred securities, see Note 10 “Junior Subordinated Debentures” to Bancorp’s audited consolidated financial statements included in Item 8 of this report.

Employees

     At December 31, 2007, Bancorp and its subsidiaries had approximately 850 employees. None of these employees are represented by labor unions and management believes that Bancorp’s relationship with its employees is good. Bancorp emphasizes a positive work environment for its employees and our work environment is measured annually utilizing an anonymous employee survey. Results indicate a high level of employee satisfaction with their work as well as with Bancorp in general. In addition, West Coast Bank was recognized in 2005, 2006, and 2007 as one of Oregon’s Best 100 Companies for which to work. Management continually strives to retain top talent as well as provide career development opportunities to enhance skill levels. A number of benefit programs are available to eligible employees, including group medical plans, paid sick leave, paid vacation, group life insurance, a 401(k) plan and a stock incentive plan. Employees are also eligible to purchase Bancorp’s common stock through direct payroll deductions under the Company’s stock purchase plan. In addition, bank owned life insurance, a deferred compensation plan and supplemental retirement benefits are available to certain officers and executives of Bancorp.

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

     In addition to larger institutions, numerous “community” banks or credit unions have been formed, expanded, or moved into Bancorp’s market areas and have developed a similar focus to Bancorp. These institutions have further increased competition, particularly in the Portland metropolitan area, where Bancorp has enjoyed significant growth in past years and focused much of its expansion efforts. This growing number of similar financial institutions and an increased focus by larger institutions on the Bank’s market segments in response to declining market perception and/or market share has led to intensified competition in all aspects of Bancorp’s business. At June 30, 2007, the Bank had approximately 3% and 17% of the deposit market share in the Portland, Oregon, and Salem Oregon areas, respectively, excluding credit unions. In Lincoln County on the Oregon coast, the Bank had over 28% of the deposit market share at June 30, 2007. Increased competitive pressure and changing customer deposit behaviors could adversely affect the Bank’s market share of deposits.

     The adoption of the Gramm-Leach-Bliley Act of 1999 (the “GLB Act”) has led to further competition in the financial services industry. The GLB Act eliminated many of the barriers to affiliation among providers of various types of financial services and permitted business combinations among financial service providers such as banks, insurance companies, securities or brokerage firms and other financial service providers. Additionally, the rapid adoption of financial services through the Internet has reduced or even eliminated many barriers to entry by financial services providers physically located outside our market areas. For example, remote deposit services, partly developed in response to the Check 21 law, allow depository companies physically located in other geographical markets to service local businesses with minimal cost of entry. Although Bancorp has been able to compete effectively in the financial services business in its markets to date, there can be no assurance that it will be able to continue to do so in the future.

     The financial services industry has experienced widespread consolidation over the last decade. Bancorp anticipates that consolidation among financial institutions in its market areas will continue. As noted, Bancorp may seek acquisition opportunities in markets of strategic importance to it from time to time. However, other financial institutions aggressively compete against Bancorp in the acquisition market. Some of these institutions may have greater access to capital markets, larger cash reserves and stock for use in acquisitions that is more liquid and more highly valued by the market.

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

     Financial holding companies are a special type of bank holding company that is authorized to engage in activities considered to be “financial in nature.” A financial holding company may engage in a broader range of activities than those permitted of a bank holding company, which may only engage, directly or indirectly, in the business of banking and activities that are closely related or incidental to banking. Bancorp could lose its qualification as a financial holding company if the Bank becomes less than “well capitalized” or if the Bank is rated as less than “well managed” by the FDIC or the Federal Reserve. If that were to occur, the Federal Reserve could mandate that Bancorp divest itself of certain assets or limit its activities to those activities permitted of bank holding companies.

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

Bank Regulation

     General. The Bank is an Oregon state-chartered non-member (of the Federal Reserve System) commercial bank operating in Oregon and Washington with deposits insured by the FDIC in an amount up to $100,000 per customer, and certain self-directed retirement accounts insured by the FDIC up to $250,000 per customer. As a result, the Bank is subject to supervision and regulation by the Oregon Department of Consumer and Business Services and the FDIC, and to a lesser extent, the Washington Department of Financial Institutions. The Bank's regulators engage in regular examinations of the Bank and have the authority to prohibit the Bank from engaging in activities they believe constitute unsafe or unsound banking practices.

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

     The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. Risk-based guidelines are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off balance sheet exposure and to minimize disincentives for holding liquid assets. Assets and off balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off balance sheet items. The guidelines are minimums and the Federal Reserve may require that a banking organization maintain ratios in excess of the minimums, particularly organizations contemplating significant expansion. Current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common stockholders’ equity, qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, minus specified intangibles and accumulated other comprehensive income (loss).

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

ITEM 1A. RISK FACTORS

The following are risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order.

Future loan losses may exceed our allowance for loan losses.

     We are subject to credit risk, which is the risk that borrowers will fail to repay loans in accordance with their terms. A downturn in the economy or a specific industry sector or a rapid change in interest rates could adversely affect our borrowers’ ability to repay loans. A downturn in the relevant real estate markets could adversely affect the value of the collateral for many of our loans. Developments of this nature could result in losses in excess of our allowance for loan losses. In addition, to the extent that loan payments from borrowers are not timely, the loans will be placed on nonaccrual status, thereby reducing and/or reversing previously accrued interest income.

     We maintain an allowance for loan losses that represents management’s best estimate, as of a particular date, of the probable amount of loan receivables that the Bank will be unable to collect. When available information confirms that specific loans or portions of loans are uncollectible, those amounts are charged off against the allowance for loan losses. Our management establishes the allowance for loan losses based on a continual evaluation of lending concentrations, specific credit risks, past loan loss experience, loan portfolio and collateral quality, and relevant economic, political, and regulatory conditions. Adverse changes in any of these or other factors that management considers relevant may result in an increase in the allowance for loan losses. In addition, federal and state banking regulators periodically review the allowance for loan losses and may require that the Bank increase the allowance or recognize loan charge-offs. Any additional provision for loan losses to increase the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations. For more information on this topic, see “Critical Accounting Policies” and “Allowance for Credit Losses and Net Loan Charge-offs” under Item 7 of this report below.

Rapidly changing interest rate environments could reduce our net interest margin, net interest income, fee income and net income.

     Interest and fees on loans and securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are key drivers of our net interest margin and are subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities and rapid decreases in interest rates could result in interest income decreasing faster than interest expense, for example, when management is unable to match decreases in market interest rates, lowering earning assets yield, with reduced rates paid on deposits or borrowings. Further, substantially higher interest rates generally reduce loan demand and may result in slower loan growth particularly in construction lending, an important factor in Bancorp’s revenue growth over the past two years. Decreases or increases in interest rates could have a negative effect on the spreads between the interest rates earned on assets and the rates of interest paid on liabilities, and therefore decrease net interest income. For more information on this topic see “Quantitative and Qualitative Disclosures about Market Risk.”

Defaults and related losses in our two-step residential construction loan portfolio (“two-step loan portfolio”) could be greater than currently anticipated and are expected to result in a significant increase in other real estate owned (“OREO”) balances and number of properties to be disposed.

     In January 2008, we announced a provision for credit losses in the amount of $27.8 million, pre-tax, for expected losses associated with our two-step loan portfolio. For additional information, see “Provision for Credit Losses” and “Two-Step Loan Portfolio” under Item 7 of this report below. Actual losses related to loans in the two-step loan portfolio (“two-step loans”) may be greater then anticipated, resulting in additional provision for credit losses in future periods.

     Construction lending has been an important source of revenue and profitability for the Bank, but it is riskier than other forms of lending due in part to risks inherent in construction, including the possibility of delays and cost overruns, and the additional risks that may arise out of the extended time period between a loan commitment and the project’s eligibility for permanent financing, which may, among other things, allow for significant changes in the financial position of borrowers or changes in market conditions.

     As part of our collection process for all nonperforming loans, including nonperforming two-step loans, we may foreclose on and take title to the real estate serving as collateral for the loan. Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties and, in certain cases, complete construction of residences prior to sale. Any decrease in sale prices on homes may lead to OREO write-downs with a corresponding expense in our income statement. We expect that our earnings over the next several quarters will be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in real estate properties during the period they are held in OREO.

We may be subject to environmental liability risk associated with lending activities.

     A significant portion of our loan portfolio is secured by real property. In the ordinary course of business, we may foreclose on and take title to properties securing loans. There is a risk that hazardous or toxic substances will be found on these properties, in which case we may be liable for remediation costs and related personal injury and property damage. Compliance with environmental laws may require us to incur substantial expenses and may materially reduce the affected property’s value or limit our ability to use or sell the affected property. Environmental indemnifications obtained from borrowers and their principals or affiliates may not adequately compensate the Bank for losses related to environmental conditions. The remediation costs and financial liabilities associated with environmental conditions could have a material adverse effect on our financial condition and results of operations.

Recent disruptions in the subprime mortgage market and weakness in the real estate market that seems, in part, related to problems in the subprime market may continue to impact our operations.

     Subprime mortgages are residential mortgage loans intended for borrowers who are perceived to have high credit risk. Subprime lenders and other participants in the subprime mortgage market have recently experienced higher than anticipated levels of borrower defaults and lender foreclosures in the past year, which in turn has caused significant adverse economic consequences to many participants in the subprime lending market, including loan originators, loan servicers, and participants in the secondary loan markets. These consequences have spread to other markets, including, most significantly, the general credit markets and real estate markets. In the past year, federal banking regulators, including the Federal Reserve and the FDIC, issued statements in support of loan modification programs for existing subprime loans. Federal and state legislators and regulators may pursue increased regulation of how loans are originated, purchased, and sold, regardless of whether those loans are made to subprime borrowers. Disruptions in the lending market and related regulatory responses may impact how the Bank buys and sells loans in the future or how the Bank underwrites loans that it originates, any of which could have a negative impact on our operations, capital, revenues, and net earnings, or materially reduce the liquidity provided to us by the secondary loan market. We have experienced a high rate of default in connection with our two-step loan portfolio, which we believe is due, in part, to the disruptions in the lending and real estate markets. We expect to experience further defaults and the rate of defaults may worsen if the lending and real estate markets do not stabilize and eventually begin to improve.

Significant legal and regulatory actions could subject us to uninsured liabilities and associated reputational risk.

     From time to time, we are sued for damages or threatened with lawsuits relating to various aspects of our operations. We may also be subject to investigations and possibly substantial civil money penalties assessed by federal or state regulators in connection with violations of applicable laws and regulations. We may incur substantial attorney fees and expenses in the process of defending against lawsuits or regulatory actions and our insurance policies may not cover, or cover adequately, the costs of adverse judgments, civil money penalties, and attorney fees and expenses. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our results of operations, capital, and financial condition.

      We are subject to reputational risk, which is the potential that negative publicity regarding our business practices, whether true or not, could cause a decline in our customer base, stock price, or general reputation in the markets in which we operate. Reputational risk is heightened in the instance of publicity surrounding lawsuits or regulatory actions.

Slower than anticipated growth and/or revenues from new branches and product and service offerings could result in reduced net income.

     We have placed a strategic emphasis on expanding our branch network and product offerings. Executing this strategy carries risks of slower than anticipated growth in new branches and products as well as associated revenues. Lower than expected loan and deposit growth at new branches and lower than expected demand for new product offerings may decrease anticipated revenues and net income. Opening new branches and introducing new products may result in more expenses than anticipated and divert financial and personnel resources from current core operations.

Decreased volumes and lower gains on sales of mortgage and SBA loans, and loan repurchase obligations, could adversely affect our net income.

     We originate and sell mortgage loans and the guaranteed portion of SBA loans. Changes in interest rates affect demand for our loan products and the revenue realized on the sale of the loans. A decrease in the volume of loans sold may reduce associated revenues and net income. In the event of certain breaches of warranties and representations made by us in connection with loan sales, we may be contractually obligated to repurchase loans sold to correspondent lenders in the secondary market. Any repurchases would alter our financial assumptions which were based on recognizing the revenue associated with the original sale of the loans, and could adversely affect the results of our lending operations.

Inability to hire or retain certain key professionals, management and staff could adversely affect our revenues and net income.

     We rely on key personnel to manage and operate our business, including, but not limited to, major revenue generating functions such as our loan and deposit portfolios. The loss of key staff may adversely affect our ability to maintain and manage these portfolios effectively, which could negatively affect our revenues and earnings. In addition, loss of key personnel could result in increased recruiting and hiring expenses, which could cause a decrease in our net income.

We face operational risks that may result in unexpected losses.

     We face various operational risk that arise from the potential that inadequate information systems, operational problems, failures in internal controls, breaches of our security systems, fraud, the execution of unauthorized transactions by employees, or any number of unforeseen catastrophes could result in unexpected losses. Additionally, third party vendors provide key components of our business infrastructure such as internet connections, network access, data reporting, and data processing. Any problems caused by third parties could adversely affect our ability to deliver products and services to our customers and our revenues, expenses, and earnings. Replacing third party vendors, should that be necessary, may entail significant delay and expense.

The financial services industry is very competitive.

     We face competition in attracting and retaining deposits, making loans and providing other financial services. Our competitors include other community banks, larger banking institutions and a wide range of other financial institutions such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than us. For a more complete discussion of our competitive environment, see “Business—Competition” in Item 1 above. If we are unable to compete effectively, we will lose market share and income from deposits, loans, and other products may be reduced. We are currently in a particularly competitive market for low cost deposits, which has led to increased pressure on our net interest margin.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     The principal properties owned by the Bank include a 40,000-square-foot office and branch facility in downtown Salem, Oregon, a 15,600-square-foot office and branch facility in Newport, Oregon, and a 12,000-square-foot branch and office facility in Lacey, Washington. In total, the Bank owns 26 buildings, primarily to house branch offices. The Bank leases the land under six buildings and owns the land under 20 of these buildings. In addition, the Bank leases 45 office spaces and buildings for branch locations.

     Other non-branch office facilities are located in leased office space, including our headquarters office in Lake Oswego, Oregon, office and processing space in Salem, Oregon, where the Bank’s data center is located, space in Wilsonville, Oregon, where its loan servicing and operations center is located, space in Vancouver, Washington, where we have a mortgage and SBA lending office, and space in Bend, Oregon, where we have a residential mortgage office. In addition, we lease three smaller office spaces for lending personnel in Lake Oswego, as well as space in downtown Portland, Oregon, and Tukwila, Washington.

     The aggregate monthly rental on 52 leased properties is approximately $319,000.

ITEM 3. LEGAL PROCEEDINGS

     Bancorp is periodically party to litigation arising in the ordinary course of business. Based on information currently known to management, although there are uncertainties inherent in litigation, we do not believe there is any legal action to which Bancorp or any of its subsidiaries is a party that, individually or in the aggregate, will have a material adverse effect on Bancorp’s financial condition and results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Dividends

     Bancorp common stock trades on the NASDAQ Global Select Market under the symbol “WCBO.” The high and low closing sale prices per share of our common stock for each quarter during the last two years are shown in the table below, together with dividend information for each period. The prices below do not include retail mark-ups, mark-downs or commissions, may not represent actual transactions and are not adjusted for dividends. As of December 31, 2007, we had approximately 2,162 holders of record.

	2007			2006
	Market Price		Cash dividend	Market Price		Cash dividend
	High	Low	declared	High	Low	declared
1st Quarter	$34.44	$29.31	$0.1200	$28.43	$25.53	$0.1050
2nd Quarter	$32.49	$29.57	$0.1200	$30.62	$25.71	$0.1050
3rd Quarter	$31.85	$25.97	$0.1350	$32.66	$27.90	$0.1200
4th Quarter	$30.78	$18.50	$0.1350	$35.79	$29.85	$0.1200

     Dividends are limited under federal and Oregon laws and regulations pertaining to Bancorp’s financial condition. Payment of dividends by the Bank may also be subject to restriction by state and federal banking regulators. See “Business – Supervision and Regulation.”

     Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference into Part III, Item 12 of this report.

Issuer Purchases of Equity Securities

     The following table provides information about purchases of common stock by the Company during the quarter ended December 31, 2007:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased/Cancelled (1)	per Share	(2)	Under the Plans or Programs
10/1/07 - 10/31/07	705	$28.80	15,000	1,051,821
11/1/07 - 11/30/07	-		-	1,051,821
12/1/07 - 12/31/07	-		-	1,051,821
Total for quarter	705		15,000

(1)	Shares purchased by Bancorp during the quarter include: (1) shares purchased pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below, and (2) shares purchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 705 shares, 0 shares, and 0 shares, respectively, for the periods indicated.
(2)	Under the Repurchase Program, the board of directors originally authorized the Company to purchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, and by 1.0 million shares in April 2004, and by 1.0 million shares in September 2007 for a total authorized repurchase amount as of December 31, 2007, of approximately 4.9 million shares.

Five-Year Stock Performance Graph

     The following chart compares the yearly percentage change in the cumulative shareholder return on our common stock during the five years ended December 31, 2007, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2002, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. West Coast Bancorp’s total cumulative return was 32.5% over the five year period ended December 31, 2007 compared to 34.7% and 104.8% for the NASDAQ Bank Stocks and NASDAQ composite, respectively.

	Period Ended
Index	12/31/02	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07
West Coast Bancorp	100.0	142.4	172.6	182.2	241.6	132.5
NASDAQ Composite	100.0	150.6	164.4	167.8	185.1	204.8
NASDAQ Bank Index	100.0	132.6	150.4	147.4	167.5	134.7

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Five Year Financial Data

     The following selected consolidated five year financial data should be read in conjunction with Bancorp’s consolidated financial statements and the accompanying notes presented in this report.

(Dollars in thousands, except per share data)	As of and For the Year ended December 31,
	2007	2006	2005	2004	2003
Interest income	$183,190	$150,798	$112,991	$92,988	$89,678
Interest expense	68,470	49,926	26,430	18,115	20,639
Net interest income	114,720	100,872	86,561	74,873	69,039
Provision for credit losses	38,956	2,733	2,175	2,260	3,800
Net interest income after provision for credit losses	75,764	98,139	84,386	72,613	65,239
Noninterest income	33,498	28,096	23,099	22,463	22,046
Noninterest expense	85,299	81,665	72,634	63,371	58,150
Income before income taxes	23,963	44,570	34,851	31,705	29,135
Provision for income taxes	7,121	15,310	11,011	9,697	9,338
Net income	$16,842	$29,260	$23,840	$22,008	$19,797

Net interest income on a tax equivalent basis	$116,361	$102,432	$88,025	$76,526	$70,793

Per share data:
Basic earnings per share	$1.09	$1.95	$1.63	$1.48	$1.31
Diluted earnings per share	$1.05	$1.86	$1.55	$1.42	$1.26
Cash dividends	$0.51	$0.45	$0.40	$0.36	$0.32
Period end book value	$13.35	$12.89	$10.69	$9.94	$9.29
Weighted average common shares outstanding	15,507	15,038	14,658	14,849	15,077
Weighted average diluted shares outstanding	16,045	15,730	15,344	15,526	15,674

Total assets	$2,646,614	$2,465,372	$1,997,138	$1,790,919	$1,662,882
Total deposits	$2,094,832	$2,006,352	$1,649,462	$1,472,709	$1,404,859
Total long-term borrowings	$83,100	$57,991	$83,100	$85,500	$78,000
Total loans, net	$2,125,752	$1,924,673	$1,533,985	$1,409,023	$1,202,750
Stockholders’ equity	$208,241	$200,882	$157,123	$147,854	$140,053
Financial ratios:
Return on average assets	0.66%	1.33%	1.28%	1.28%	1.24%
Return on average equity	7.93%	16.47%	15.76%	15.45%	14.52%
Average equity to average assets	8.37%	8.10%	8.09%	8.29%	8.57%
Dividend payout ratio	47.51%	24.19%	24.50%	25.00%	25.73%
Efficiency ratio (1)	56.90%	62.23%	64.19%	64.01%	62.64%
Net loans to assets	80.33%	78.07%	76.81%	78.68%	72.33%
Average yields earned (2)	7.72%	7.37%	6.49%	5.84%	6.08%
Average rates paid	3.76%	3.27%	2.06%	1.50%	1.78%
Net interest spread (2)	3.96%	4.10%	4.43%	4.34%	4.29%
Net interest margin (2)	4.86%	4.96%	4.99%	4.72%	4.70%
Nonperforming assets to total assets (3)	1.12%	0.06%	0.05%	0.12%	0.27%
Allowance for loan losses to total loans	2.16%	1.18%	1.32%	1.33%	1.49%
Allowance for credit losses to total loans	2.53%	1.18%	1.32%	1.33%	1.49%
Net loan charge-offs to average loans	0.34%	0.06%	0.05%	0.11%	0.21%
Allowance for loan loss to
nonperforming assets (3)	177.53%	1567.61%	1881.86%	867.48%	411.08%

(1)	The efficiency ratio has been computed as noninterest expense divided by the sum of net interest income on a tax equivalent basis and noninterest income excluding gains/losses on sales of securities.
(2)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.
(3)	Nonperforming assets include litigation settlement property in certain periods.

Consolidated Quarterly Financial Data

     The following table presents selected consolidated quarterly financial data for each quarter of 2007 and 2006. The financial information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

(Dollars in thousands, except per share data)	2007 Quarters ended (unaudited)
	Dec. 31,	Sept. 30,	June 30,	March 31,
Interest income	$45,528	$47,742	$46,148	$43,772
Interest expense	17,253	17,905	17,424	15,888
Net interest income	28,275	29,837	28,724	27,884
Provision for credit losses	29,956	2,700	3,500	2,800
Net interest income (expense)
after provision for credit losses	(1,681)	27,137	25,224	25,084
Noninterest income	8,615	8,145	8,705	8,033
Noninterest expense	20,160	22,602	21,500	21,037
Income (loss) before income taxes	(13,226)	12,680	12,429	12,080
Provision (benefit) for income taxes	(5,739)	4,350	4,294	4,216
Net (loss) income	$(7,487)	$8,330	$8,135	$7,864

Basic (loss) earnings per share	$(0.48)	$0.54	$0.52	$0.51
Diluted (loss) earnings per share	$(0.48)	$0.52	$0.50	$0.49

Return on average assets (1)	-1.14%	1.29%	1.29%	1.31%
Return on average equity (1)	-13.51%	15.33%	15.51%	15.68%

(Dollars in thousands, except per share data)	2006 Quarters ended (unaudited)
	Dec. 31,	Sept. 30,	June 30,	March 31,
Interest income	$42,302	$40,549	$35,599	$32,348
Interest expense	15,461	14,254	11,050	9,161
Net interest income	26,841	26,295	24,549	23,187
Provision for credit losses	1,200	625	500	408
Net interest income after provision for credit losses	25,641	25,670	24,049	22,779
Noninterest income	7,506	7,468	7,090	6,032
Noninterest expense	21,379	21,138	20,571	18,577
Income before income taxes	11,768	12,000	10,568	10,234
Provision for income taxes	4,068	4,131	3,624	3,487
Net income	$7,700	$7,869	$6,944	$6,747

Basic earnings per share	$0.51	$0.51	$0.47	$0.46
Diluted earnings per share	$0.48	$0.49	$0.45	$0.44

Return on average assets (1)	1.29%	1.35%	1.33%	1.37%
Return on average equity (1)	15.54%	16.56%	16.81%	17.18%

(1)	Ratios have been annualized.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited consolidated financial statements and related notes to those statements as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, of West Coast Bancorp and its subsidiaries that appear under the heading “Financial Statements and Supplementary Data” of this report. References to “we,” “our” or “us” refer to West Coast Bancorp and its subsidiaries.

Forward Looking Statement Disclosure

     Statements in this Annual Report regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. Actual results of West Coast Bancorp (“Bancorp” or the “Company”) could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projections,” “potential,” “continue,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance. Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risks discussed in the text of this Annual Report as well as the following specific items:

  General economic conditions, whether national or regional, and conditions in the real estate markets, that could affect the demand for loans, lead to declining credit quality and increased loan losses, and negatively affect the value and salability of the real estate that is the collateral for many of our loans or that we may own directly;

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

  Changing business or regulatory conditions, or new legislation, affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, or revisions to our strategic focus and product mix; and

  Changes or failures in technology or third party vendor relationships in important revenue production or service areas, or increases in required investments in technology that could reduce our revenues, increase our costs, or lead to disruptions in our business.

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

Critical Accounting Policies

     We have identified our most critical accounting policy to be that related to the allowance for credit losses, which is comprised of two components: the allowance for loan losses and the reserve for unfunded commitments. The allowance for loan losses is a reserve that relates to outstanding loan balances, while the reserve for unfunded commitments relates to that portion of total loan commitments that have not yet funded as of the date the reserve is calculated.

     Our methodology for establishing the allowance for credit losses incorporates a variety of risk considerations, both quantitative and qualitative, that management believes are appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, estimates of, and changes in, collateral values, changes in risk ratings on loans and other factors. Qualitative factors include the general economic environment in our markets and, in particular, the state of the real estate market and specific relevant industries. Other qualitative factors that are considered in our methodology include, size and complexity of individual loans in relation to the lending officer’s background and experience levels, loan structure, extent and nature of waivers of existing loan policies, and pace of loan portfolio growth. As we add new products, increase the complexity of the loan portfolio, and expand our geographic coverage, we intend to enhance and adapt our methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the allowance for credit losses in any given period. Management believes that our systematic methodology continues to be appropriate given our size and level of complexity. This discussion should be read in conjunction with our consolidated financial statements and related notes included elsewhere in this report, and the section “Allowance for Credit Losses and Net Loan Charge-offs” below.

     As of September 30, 2007, we reclassified $1.0 million of the allowance for loan losses to a reserve for unfunded loan commitments. As a result, we are reporting our allowance for credit losses in this report and elsewhere for ease of comparison to prior periods and to give readers information about our entire loan portfolio, including our unfunded commitments. The reclassification of a portion of our allowance to a separate reserve had no impact on our provision for loan losses expense. Expense in the fourth quarter of 2007 related to provision for losses associated with unfunded commitments was recorded in the provision for credit losses in the income statement, and this practice will continue in the future.

     The reserve for unfunded commitments was established in the third quarter of 2007 to recognize the loan and related unfunded commitment growth that had occurred in our loan portfolio. The reserve for unfunded commitments will be evaluated on a quarterly basis and appropriate increases or decreases will be reflected in the income statement. At December 31, 2007, our reserve for unfunded commitments was $8.0 million, with a significant portion of that related to unfunded commitments in our two-step loan portfolio. See “Financial Overview” below.

Developments and Financial Overview

     Developments. Subsequent to year end 2007 we made two adjustments that are reflected in the financial results for the fourth quarter and full year 2007. Including these adjustments, our net income for full year 2007 was $16.8 million or $1.05 per diluted share, as compared to $16.7 million or $1.04 per diluted share disclosed in our earnings release dated January 15, 2008. Full year return on equity increased to 7.93% from the previously reported 7.86%. The two adjustments include the reversal of an accrued liability of $1.4 million pretax relating to a legal matter that ended in a settlement following a jury verdict in our favor and a charge of $1.1 million pretax to cover restitution to certain borrowers arising out of our failure to comply with certain loan disclosure requirements. The $1.1 million in restitution was recorded as a decrease to interest and fees on loans in the consolidated statements of income for the year ended December 31, 2007, with a corresponding accrued liability recorded in other liabilities on the consolidated balance sheet as of December 31, 2007.

     Moreover, subsequent to December 31, 2007, the Bank amended its loan policy regarding the timing of placing certain segments of the Bank’s real estate construction loan portfolio on nonaccrual status, including, as examples, loans that are over 30 days past due and construction is incomplete, loans that are 60 days past due and construction is completed, and all loans made to borrowers that have not commenced construction.  The amendments to our loan policy will apply to the entire construction loan portfolio; however, primarily the two-step loan portfolio is affected by the amended loan policy.  For more information, see the subheading “Real Estate Construction” under “Loan Portfolio” and “Loan Portfolio” generally below.

     Had the amended loan policy been in effect at December 31, 2007, nonaccrual two-step loans would have increased by $28.9 million, while delinquent 30-89 days past due two-step loans would have decreased by $24.4 million to $12.4 million.  The adoption of the amendments to the loan policy would not have had a material effect on the December 31, 2007 financial statements.  Under the amended loan policy, we will cease interest accruals on certain segments of the construction loan portfolio earlier and reverse previously accrued interest sooner than we would have under the previous loan policy.  We do not believe the amendments to our loan policy materially affect the required allowance for credit losses for the two-step portfolio at December 31, 2007 or the provision for credit losses associated with the two-step portfolio for prior periods.

     Overview for Years Ended December 31, 2007, 2006 and 2005. Our net income for the full year 2007 was $16.8 million, as compared to $29.3 million in 2006 and $23.8 million in 2005. Diluted earnings per share for the years ended December 31, 2007, 2006, and 2005 were $1.05, $1.86, and $1.55, respectively, while return on average equity decreased to 7.9% in 2007 from 16.5% in 2006 and 15.8% in 2005. The decrease in net income and decline in our return on equity was primarily due to a $30.0 million pre-tax provision for credit losses recorded in the fourth quarter of 2007, of which $27.8 million was associated with our two-step residential construction loan portfolio (the “two-step loan portfolio”). The provision for credit losses for the year ended December 31, 2007 was $38.9 million compared to $2.7 million in 2006 and $2.2 million in 2005.

     Our financial objectives are primarily focused on diluted earnings per share growth of 10% or higher and return on average equity, tangible of 15% or higher. For the first time in three years, we failed to achieve our financial objectives in 2007, as our diluted earnings per share fell by 44% and our return on equity, tangible was 8.7%. Return on average equity, tangible is a non-GAAP financial measure used by the Company that eliminates the effects of merger-related intangible assets from the return on equity calculation. We calculate return on average equity, tangible by dividing net income less amortization on intangibles, after tax, by average shareholders’ equity less average intangible assets.

     The following table presents return on average equity and return on average equity, tangible, for the years ended December 31, 2007, 2006 and 2005, together with the components of our calculation of return on average equity, tangible.

(Dollars in thousands)	For the years ended December 31,
	2007	2006	2005
Net income	$16,842	$29,260	$23,840
Less: intangible asset amortization, net of tax (1)	351	283	220
Net income, tangible	$17,193	$29,543	$24,060

Average shareholders' equity	$212,349	$177,648	$151,263
Less: average intangibles	(14,740)	(8,039)	(346)
Average shareholders' equity, tangible	$197,609	$169,609	$150,917
(1) Federal income tax provision applied at 35%.

Return on average equity	7.9%	16.5%	15.8%
Return on average equity, tangible	8.7%	17.4%	15.9%

     Management uses return on equity, tangible internally and has disclosed it to investors based on its belief that the figure is commonly used in the industry and makes it easier to compare the Company's performance to other financial institutions that do not have merger-related intangible assets.

     To sustain future growth and accomplish our financial objectives, we have defined five strategies:

  Focus on profitable customer segments;

  Exploit local market opportunities;

  Design and support value added products;

  Expand branch distribution; and

  Maintain community focus and high employee and customer satisfaction.

     Our strategies are designed to direct our tactical investment decisions to support our financial objectives. To produce net interest income, the key component of our revenues, and consistent earnings growth over the long-term, we must generate loan and deposit growth at acceptable interest rate spreads within our markets of operation. To generate and grow loans and deposits, we believe that we must focus on a number of areas including, but not limited to, the quality and breadth of our branch network, our sales practices, customer and employee satisfaction and retention, technology, product innovation, vendor relationships, and providing competitive rates. Net interest income is sensitive to our ability to attract and retain lending officers and close loans in the pipeline, so any failure in that regard could negatively affect our ability to meet our goals. In addition, a decline in general economic conditions, as well as competitive pricing pressures on both loans and deposits, could limit our ability to generate net interest income.

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

     While we review and manage all customer segments, we have focused increased efforts on four targeted areas: 1) high value consumers (including the mature market), 2) smaller businesses with credit needs under $250,000, 3) medium-sized commercial businesses with credit needs over $250,000 up to $20 million and 4) commercial real estate and construction-related businesses. These efforts have resulted in material growth in our commercial, construction and home equity loan portfolios as well as core deposits over the last two years.

     To support growth in targeted customer segments, we have added 23 branch locations, or 37% of total current branches, since January 1, 2000, including four branches acquired in our acquisition of Mid-Valley Bank that closed in June 2006. Our financial statements and related disclosures include the financial condition and results of operations of Mid-Valley since its acquisition. The results produced by our new branches have met our expectations. With all of our new and existing branches, we strive to maintain a local community-based management philosophy. We will continue to emphasize hiring local branch and lending personnel with strong ties to the specific local communities we enter and seek to serve and with expertise in growing and servicing targeted business and consumer customer segments.

     iDeposit is an example of new products we have introduced over the last few years. iDeposit is a remote capture product which allows customers to deposit their checks electronically from their office. Through 2007 the Company has over 500 remote capture terminals serving customers. In addition, the Company offered new products such as payroll cards, upgrades to our electronic bill pay product, electronic statement delivery, check images online, and our automated wire transfer program. These are just a sample of the new and upgraded products that have been introduced over the past several years.

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

Income Statement Overview

     Net Interest Income. The following table displays information on net interest income, average yields earned and rates paid, as well as net interest spread and margin information on a tax equivalent basis for the periods indicated. This information can be used to follow the changes in our yields and rates and the changes in our earning assets and liabilities over the past three years:

(Dollars in thousands)	Year Ended December 31,			Increase (Decrease)		Change
	2007	2006	2005	07-06	06-05	07-06	06-05
Interest and fee income (1)	$184,831	$152,358	$114,456	$32,473	$37,902	21.31%	33.11%
Interest expense	$68,470	$49,926	$26,430	$18,544	$23,496	37.14%	88.90%
Net interest income (1)	$116,361	$102,432	$88,026	$13,929	$14,406	13.60%	16.37%

Average interest earning assets	$2,394,958	$2,066,217	$1,764,209	$328,741	$302,008	15.91%	17.12%
Average interest bearing liabilities	$1,821,299	$1,525,683	$1,281,441	$295,616	$244,242	19.38%	19.06%
Average interest earning assets/
Average interest bearing liabilities	131.50%	135.43%	137.67%	-3.93%	-2.24%
Average yield earned (1)	7.72%	7.37%	6.49%	0.35%	0.88%
Average rate paid	3.76%	3.27%	2.06%	0.49%	1.21%
Net interest spread (1)	3.96%	4.10%	4.43%	-0.14%	-0.33%
Net interest margin (1)	4.86%	4.96%	4.99%	-0.10%	-0.03%

(1)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

     Net interest income on a tax equivalent basis totaled $116.4 million for the year ended December 31, 2007, an increase of $13.9 million, or 13.6%, from $102.4 million for 2006, which in turn was up $14.4 million from full year 2005. The increase in net interest income from 2006 to 2007 was mainly due to increased loan volumes. Average total loans grew by $349.2 million, or 20.0%, in 2007 compared to 2006. The net interest margin decreased from 4.96% in 2006 to 4.86% in 2007 with the main factors being interest reversals related to nonaccrual loans in the two-step loan portfolio, interest restitution costs for failure to comply with certain loan disclosure rules and a lag in the decline of deposit rates relative to the decline in asset yields in the second half of 2007 which was caused by lower market interest rates.

     During 2007, we generated an increase of $13.0 million, or 3%, in average demand deposits over 2006 due in part to the continued emphasis on business clients along with free checking products. Average savings, money market balances and time deposits increased $196 million, or 18%, over 2006 as consumers shifted funds toward higher rate products.

     Changing interest rate environments, including but not limited to the shape, change in and level of the yield curve, could lead to lower net interest income, and competitive pricing pressure could lead to increased deposit costs and lower loan yields and/or fees.

     Loans transitioning into nonaccrual status require interest income reversals, consequently decreasing interest income as collection of principal and accrued interest becomes uncertain. We expect an increased level of interest reversals in 2008 associated with borrowers defaulting on loans in the two-step loan portfolio (“two-step loans”.) We also expect declining construction loan balances, and lower loan fee revenues due to the closing of the two-step loan program. The closure of the two-step loan program, along with interest reversals, cost of holding other real estate owned (“OREO”) properties, and the significant reduction in market interest rates in January 2008, are projected to further compress our net interest margin in 2008 compared to 2007.

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

	Year Ended December 31,
(Dollars in thousands)	2007			2006			2005
	Average			Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/ Paid	Rate (1)	Balance	Earned/ Paid	Rate (1)	Balance	Earned/ Paid	Rate (1)
ASSETS:
Interest earning balances
due from banks	$1,217	$51	4.19%	$2,118	$109	5.15%	$2,375	$88	3.71%
Federal funds sold	10,813	513	4.74%	15,139	759	5.01%	16,713	564	3.37%
Taxable securities	207,782	10,398	5.00%	228,434	10,840	4.75%	197,098	8,201	4.16%
Nontaxable securities(2)	76,799	4,689	6.11%	70,324	4,457	6.34%	65,036	4,183	6.43%
Loans, including fees(3)	2,098,347	169,180	8.06%	1,750,202	136,193	7.78%	1,482,987	101,419	6.84%
Total interest earning assets	2,394,958	184,831	7.72%	2,066,217	152,358	7.37%	1,764,209	114,455	6.49%

Allowance for loan losses	(26,243)			(21,495)			(19,517)
Premises and equipment	32,598			30,300			29,286
Other assets	136,405			118,607			95,782
Total assets	$2,537,718			$2,193,629			$1,869,760

LIABILITIES AND
STOCKHOLDERS' EQUITY:
Interest bearing demand	$278,734	$3,436	1.23%	$259,053	$2,224	0.86%	$246,237	$1,004	0.41%
Savings	72,787	569	0.78%	80,029	459	0.57%	87,090	240	0.28%
Money market	665,037	24,953	3.75%	558,734	19,112	3.42%	455,727	8,922	1.96%
Time deposits	554,263	26,078	4.70%	457,077	19,132	4.19%	362,035	10,331	2.85%
Short-term borrowings	136,731	7,057	5.16%	66,139	3,356	5.07%	18,512	543	2.93%
Long-term borrowings (4)	113,747	6,377	5.61%	104,651	5,643	5.39%	111,840	5,390	4.82%
Total interest bearing
liabilities	1,821,299	68,470	3.76%	1,525,683	49,926	3.27%	1,281,441	26,430	2.06%
Demand deposits	479,311			466,282			421,766
Other liabilities	24,759			24,016			15,290
Total liabilities	2,325,369			2,015,981			1,718,497
Stockholders' equity	212,349			177,648			151,263
Total liabilities and
stockholders' equity	$2,537,718			$2,193,629			$1,869,760
Net interest income		$116,361			$102,432			$88,025
Net interest spread			3.96%			4.10%			4.43%

Net interest margin			4.86%			4.96%			4.99%

(1)	Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.
(2)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. The tax equivalent basis adjustment for the years ended December 31, 2007, 2006 and 2005, was $1.6 million, $1.6 million and $1.5 million, respectively.
(3)	Includes balances of loans held for sale and nonaccrual loans.
(4)	Includes junior subordinated debentures with average balance of $50 million for 2007 and $32 million for 2006.

     Our net interest spread declined 47 basis points from 2005 to 2007 mainly due to our earning asset yields failing to increase as quickly as the rates on our interest bearing liabilities in what was an increasing interest rate environment. However, increases in demand deposit balances as well as increases in the overall level of interest rates in 2005 and early 2006 helped to limit the compression in the net interest margin despite a declining net interest spread. Non-interest bearing demand deposits contribute more to the net interest margin in higher rate environments as these low-cost funds are invested in higher earning assets. The strong growth in construction loan balances caused our average short-term borrowings to more than double from 2006.

     The fourth quarter 2007 net interest margin of 4.62% compressed from 4.94% in the third quarter as a result of a declining rate environment, interest reversals on two-step loans and interest restitution costs for failure to comply with certain loan disclosure rules. As noted above, with the significant reduction in short-term market interest rates in the early part of 2008 and other factors, we expect the net interest margin to further contract in 2008.

     Net Interest Income – Changes Due to Rate and Volume. The following table sets forth the dollar amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes not due solely to volume or rate and changes due to new product lines, if any, are allocated to volume.

(Dollars in thousands)	Year Ended December 31,
	2007 compared to 2006			2006 compared to 2005

	Increase (Decrease) due to:		Total Increase	Increase (Decrease) due to:		Total Increase
	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
Interest income:
Interest earning balances due
from banks	$(38)	$(20)	$(58)	$(13)	$34	$21
Federal funds sold	(205)	(41)	(246)	(79)	274	195
Investment security income:
Interest on taxable securities	(1,132)	690	(442)	1,487	1,152	2,639
Interest on nontaxable securities (1)	395	(163)	232	335	(61)	274
Loans, including fees on loans	30,741	2,246	32,987	20,793	13,981	34,774
Total interest income (1)	29,761	2,712	32,473	22,523	15,380	37,903

Interest expense:
Savings and interest bearing demand	4,196	2,967	7,163	2,640	8,989	11,629
Time deposits	4,589	2,357	6,946	3,978	4,823	8,801
Short-term borrowings	3,644	57	3,701	2,417	396	2,813
Long-term borrowings (2)	176	558	734	(388)	641	253
Total interest expense	12,605	5,939	18,544	8,647	14,849	23,496
Increase (decrease) in net interest income (1)	$17,156	$(3,227)	$13,929	$13,876	$531	$14,407

(1)	Tax exempt income has been adjusted to a tax-equivalent basis using a 35% tax equivalent basis.
(2)	Long-term borrowings include junior subordinated debentures.

     Higher loan balances continued to be the main driver of the $13.9 million increase in net interest income in 2007 over 2006. Interest income from the investment portfolio declined in 2007 as we reduced the size of the portfolio to partially fund loan growth. Although higher earning asset yields boosted interest income attributable to rates, higher interest expense, primarily caused by higher deposit rates caused the overall impact to the change in net interest income attributable to rates to be negative $3.2 million. The cost of borrowings in 2007 increased, as short-term borrowings were used to fund the growth in residential construction loans.

     Fourth quarter net interest income on a tax equivalent basis was $28.7 million, a decline from $30.2 million in the third quarter of 2007. The decline was due to a positive volume variance more than offset by a negative rate variance. The declining rate environment depressed net interest income due to the lower contribution of demand deposits and the lagging nature of deposit rates. We also experienced increased interest reversals on two-step loans becoming nonaccrual and the previously noted interest restitution costs. The combination of the projected increase in non-performing assets, which is likely to cause a higher levels of interest reversal and increased non-earning assets to be funded on our balance sheet, and deposit rates lagging the greater than expected reduction in Federal Funds rate of 1.25% in January 2008, is projected to put further pressure on our net interest margin and net interest income in 2008.

     Provision for Credit Losses. The provision for credit losses is comprised of two components, a provision for loans losses to accommodate increases in our allowance for loan losses related to outstanding loans and a provision for unfunded commitments to address increases in our reserve for unfunded commitments. The provision for credit losses is recorded to bring the allowance for loan losses and the reserve for unfunded commitments to amounts considered appropriate by management based on factors which are described in the “Credit Management” and “Allowance for Credit Losses and Net Loan Charge-offs” sections of this report.

     Provisions for credit losses of $38.9 million, $2.7 million, and $2.2 million, were recorded for the years ended December 31, 2007, 2006 and 2005, respectively, while net loan charge-offs were $7.1 million, $1.1 million, and $.7 million, over those same years. The provision for credit losses of $38.9 million increased $36.2 million in 2007 compared to 2006, largely due to the significant fourth quarter provision for credit losses of $27.8 million associated with our two-step loan portfolio as well as higher net loan charge-offs in the commercial and residential construction loan portfolios. In addition, a portion of the increase in the provision was consistent with the current credit cycle and reflected the impact of loan growth, loan mix changes, changes in the formula allowance for loan losses and a moderately unfavorable migration in our loan risk ratings outside the two-step loan portfolio. During 2007, we have had a greater proportion of our loan portfolio in construction loans than in 2006. Construction loans involve a higher inherent risk profile and are therefore allocated a higher provision for loan losses relative to most other loans in the portfolio.

     On January 8, 2008, we announced a fourth quarter provision charge of $30 million, of which $27.8 million was related to the two-step loan portfolio. In estimating the amount of provision required for the two-step loan portfolio, a number of factors were considered, including, among others:

  Residential real estate market conditions in the market areas in which we have made two-step loans are deteriorating and the market for permanent take-out financing has tightened significantly. Those factors have put downward pressure on home values and updated appraisals, slowed home sales, increased the inventory of houses for sale, and increased our potential loss exposure.

  Concentrations in the two-step loan portfolio, such as concentrations by loan origination channel (ie. broker, non-broker) and collateral location, may expose us to higher losses.

  We have and will take unfinished homes into OREO. To complete unfinished homes, we may invest incremental amounts that will be difficult to recover but are necessary in order to facilitate home sales.

     In establishing our fourth quarter provision for credit losses related to the two-step loan portfolio, we looked at the entire two-step loan portfolio as a homogenous pool of loans with the exception of impaired two-step loans which are measured individually. We then developed estimates for the probability of default and the loss percentage and related amount of loss given default. The estimate for defaults was based on actual trends in repayment, delinquencies, and nonperforming assets experienced over the last six months. Our percentage and amount of loss estimate was based on an analysis of changes in appraised values for completed properties between appraisals received at the time of loan origination and appraisals that have been recently updated. Analysis of current appraisals reveals a decline in appraised value to a degree that varies by market and property. At the present time, we are relying on changes in appraised values because we are not able to rely on the predictive value of actual two-step properties’ loss history. Our first loss in the two-step loan portfolio was recorded in second quarter 2007, and there were only two OREO sales as of year end 2007. Consequently, we consider our actual loss experience too limited and unseasoned to be used to establish reliable loss estimates.

     In addition to the changes in appraised values, our loss estimates included expected sales costs associated with disposing properties. Furthermore, we utilized the commitment amount rather than the outstanding loan balance in projecting our potential loss exposure. Substantially all completed homes where borrowers default have drawn the commitment amount and except for unusual circumstances, we believe that unfinished homes taken into OREO will need to be completed to facilitate buyers in obtaining mortgage financing and to minimize loss exposure on properties that we sell. For more information, see section “Allowance for Credit Losses - Two-Step Loans” below.

     Noninterest Income. Noninterest income remains a key focus for Bancorp, particularly revenues generated by our deposit accounts and payment systems products. Our noninterest income for the year ended December 31, 2007, was $33.5 million up $5.4 million or 19%, compared to $28.1 million in 2006, which was up 22% from $23.1 million in 2005. The full year 2005 noninterest income included a $1.3 million impairment charge recognized on a security held in our investment portfolio. Service charges on deposit accounts were up over 16% in 2007 and payment systems related revenues increased 19% or $1.3 million compared to 2006. These increases resulted from successful product introductions, new branch locations and marketing efforts that increased the number of transaction deposit accounts and improved the number of debit and credit card sales to our customer base. In 2007, gains on sales of loans were $3.4 million, or up 14% compared to 2006. This increase was driven by higher gains on sales of single family residential loans, which offset lower realized gains on sales of SBA loans. Trust and investment service revenue was up 17% or $.9 million in 2007 compared to 2006. Both transaction based sales and the volume of insurance and recurring fee accounts increased year over year for investment services, while West Coast Trust grew all core business lines as a result of new account sales and the strong stock market through most of 2007.

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

     Noninterest Expense. Noninterest expense was $85.3 in 2007, $81.7 million in 2006, and $72.6 million in 2005. Noninterest expense increased $3.6 million, or 4% in 2007 compared to 2006, with $2.5 million of the increase due to salaries and employee benefits expense growth. Higher salaries, additional team members and increased performance-based compensation were the key drivers of increased personnel expense.

     Occupancy expense was $8.5 million in 2007 compared to $7.0 million in 2006, with the 21% increase in 2007 primarily caused by the addition of new locations. Professional fee expense decreased $.4 million in 2007 compared to 2006. Marketing expenses decreased $.4 million in 2007 due to decreased promotional expenses relating to high performance checking. Other noninterest expense decreased $2.0 million in 2007 compared to 2006 primarily due to the fourth quarter 2007 reversal of an accrued liability of $1.4 million pretax for management's estimate of loss exposure relating to a legal matter. Management determined that it was appropriate to reverse the accrued liability as a result of a favorable jury verdict and settlement of the matter.

     We expect noninterest expenses associated with nonperforming two-step assets to increase materially in 2008 over 2007, including higher personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, along with no further deferrals of two-step loan origination costs. Changing business conditions, increased costs in connection with retention of, or a failure to retain key employees, lower loan production volumes causing deferred loan origination costs to decline, or a failure to manage the our operating and control environments could adversely affect our ability to limit expense growth in the future.

     Income Taxes. Our income tax expense for 2007 was $7.1 million, or 29.7% of income before income taxes, compared to $15.3 million or 34.4% of income before income taxes in 2006. Bancorp’s income tax expense decreased significantly in 2007 compared to 2006 due to lower pre-tax income. Taxes as a percentage of pretax income decreased in 2007 compared to 2006 due to the dollar amount of nontaxable income and tax credits increasing as a percentage of pretax net income. Income tax expense in 2005 was $11.1 million or 31.6% of income before income taxes. In 2005, the Company recorded the impact of a state of Oregon corporate income tax credit of $.3 million. Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds, business energy tax credits and low income housing credits. We continue to evaluate strategies to manage our income tax expense on an on-going basis, including additional investments in tax credits or other non-taxable income.

Balance Sheet Overview

     Period end total assets increased 7% to $2.6 billion as of December 31, 2007, from $2.5 billion at December 31, 2006. Period end loans grew by 12% or $225 million since December 31, 2006, while deposits increased 4% or $88 million in the same period. Our balance sheet management efforts are focused on growth in targeted areas that support our corporate objectives and include:

  Small business and middle market commercial lending;

  Commercial, commercial real estate and construction lending;

  Home equity lending; and

  Core deposit production.

     Over the past two years we generated strong growth in commercial, construction, and mortgage loan categories as a result of our investments in new products, branches, and most importantly people with experience in the local markets in which we are operating. In order to fund that growth, we put emphasis on launching depository services to support the transaction needs for business customers with a need to manage their cash and deposit balances. The increase in and retention of low cost demand deposit balances can also be attributed to the continued emphasis on our free checking products for both the business and consumer segments. Additionally, customer demand deposit balances and the attractiveness of interest bearing deposit products, such as money market and time deposit products will also be influenced by the level and shape of the yield curve. This in turn influences whether we pursue time deposits or other funding sources on a short term basis.

     We anticipate real estate construction loan balances to materially contract in 2008 due to discontinuance of the two-step loan program and slowing demand for borrowings by builders and developers. As a result, we anticipate slower overall asset growth and total loan balances may be lower at the end of 2008 when compared to year end 2007. Our ability to achieve loan and deposit growth in the future will be dependent on many factors, including the effects of competition, health of the real estate market, economic conditions in our markets, retention of key personnel and valued customers, and our ability to close loans in the pipeline.

Investment Portfolio

     The following table shows the amortized cost and fair value of Bancorp’s investment portfolio. At December 31, 2007, Bancorp had no securities classified as held to maturity.

(Dollars in thousands)	2007		2006
	Amortized		Amortized
Available for sale	Cost	Fair value	Cost	Fair value
U.S. Treasury securities	$200	$207	$-	$-
U.S. Government Agency securities	60,554	61,557	125,428	125,455
Obligations of state and political subdivisions	85,876	86,106	75,670	75,873
Other securities	123,509	121,555	128,044	127,324
Total	$270,139	$269,425	$329,142	$328,652

     Bancorp decreased its investment portfolio by $59 million, or 18%, from December 31, 2006, to December 31, 2007 to fund loan growth during 2007. At December 31, 2007, the net unrealized loss on the investment portfolio was $.7 million representing .26% of the total portfolio compared to .15% at year end 2006. Bancorp regularly reviews its investment portfolio to determine whether any of its securities are other than temporarily impaired. In addition to accounting and regulatory guidance, in determining whether a security is other-than temporarily impaired, Bancorp periodically considers the duration and amount of each unrealized loss, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time.

     The following table summarizes the contractual maturities and weighted average yields on Bancorp’s investment securities.

			After		After
(Dollars in thousands)	One year		One through		Five through		Due after
	or less	Yield	five years	Yield	ten years	Yield	ten years	Yield	Total	Yield
U.S. Treasury securities	$-	-	$207	4.51%	$-	-	$-	-	$207	4.51%
U.S. Govt. Agency securities	9,139	5.30%	49,412	5.38%	2,003	5.27%	1,003	5.61%	61,557	5.37%
Obligations of state and
political subdivisions (1)	3,185	6.21%	26,887	6.23%	34,509	5.75%	21,525	6.86%	86,106	6.20%
Other securities (2)	2,005	5.76%	2,838	4.34%	26,612	5.24%	90,100	4.54%	121,555	4.71%
Total (1)	$14,329	5.57%	$79,344	5.63%	$63,124	5.52%	$112,628	4.99%	$269,425	5.34%

(1)	Yields are stated on a federal tax equivalent basis at 35%.
(2)	Does not reflect anticipated maturity from prepayments on mortgage-based and asset-based securities. Anticipated lives are significantly shorter than contractual maturities.

     The average life of Bancorp’s investment portfolio increased from 4.0 years at December 31, 2006 to 4.7 years at December 31, 2007. Management will consider realizing gains and/or losses on the Company’s investment portfolio on an on-going basis as part of Bancorp’s overall business strategy.

Loan Portfolio

     The Company’s loan portfolio was $2.2 billion at December 31, 2007, an increase of $225 million or 12% from December 31, 2006. Approximately two-thirds of the loan growth in 2007 was attributable to the $152 million, or 42%, increase in the real estate construction loan category. Of the $152 million growth in total real estate construction loans, two-step loans accounted for $91 million, or 60%, of this growth. Commercial loans grew 9% or $41 million in 2007. The real estate mortgage category grew to $235 million of home equity lines and home equity loans and $96 million in single family residential loans, representing a 9% and 33% increase, respectively, over year end 2006. Commercial real estate, our largest loan category, declined slightly during 2007 due to competitive pricing pressures that prevented us from growing this portfolio consistent with our financial return targets.

      Partly as a result of no new two-step loan commitments being made after October 19, 2007, the slowdown in the origination of residential construction loans to builders and residential subdivision or site development loans, and certain sizeable pay-offs in the commercial loan portfolio, the total loan portfolio declined $11 million during the fourth quarter of 2007. As previously noted, we anticipate total loan balances may be less at the end of 2008 when compared to year end 2007. A sustained slow rate of home sales and an elevated housing inventory level, or negative impacts from worsening economic conditions could hinder our efforts to grow our loan portfolio in 2008. Interest and fees earned on our loan portfolio is our primary source of revenue, and a decline in loan originations will have a negative impact on loan balances (growth), interest income, and loan fees earned.

     The following table provides the composition of the loan portfolio and the balance of our allowance for loan losses for the periods shown.

	December 31,
(Dollars in thousands)	2007		2006		2005		2004		2003
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$504,101	23.2%	$463,188	23.8%	$364,604	23.5%	$357,776	25.1%	$236,949	19.4%
Real estate construction	517,988	23.8%	365,954	18.8%	210,828	13.6%	116,974	8.2%	112,732	9.2%
Real estate mortgage	330,803	15.2%	287,495	14.8%	242,015	15.6%	212,959	14.9%	179,331	14.7%
Commercial real estate	796,622	36.7%	804,865	41.3%	709,176	45.6%	704,390	49.3%	652,882	53.5%
Installment and other
consumer	23,155	1.1%	26,188	1.3%	27,831	1.7%	35,895	2.5%	38,987	3.2%
Total loans	2,172,669	100%	1,947,690	100%	1,554,454	100%	1,427,994	100%	1,220,881	100%

Allowance for loan losses	(46,917)	2.16%	(23,017)	1.18%	(20,469)	1.32%	(18,971)	1.33%	(18,131)	1.49%

Total loans, net	$2,125,752		$1,924,673		$1,533,985		$1,409,023		$1,202,750

     The following table presents the maturity distribution and interest rate sensitivity of the Company’s loan portfolio by category at December 31, 2007.

(Dollars in thousands)	Commercial	Real Estate	Real Estate	Real Estate	Installment
	Loans	Construction	Mortgage	Commercial	and other	Total
Maturity distribution:
Due within one year	$275,275	$495,285	$31,326	$54,789	$5,629	$862,304
Due after one through five years	154,106	14,711	71,326	48,096	7,034	295,273
Due after five years	74,720	7,992	228,151	693,737	10,492	1,015,092
Total	$504,101	$517,988	$330,803	$796,622	$23,155	$2,172,669
Interest rate sensitivity:
Fixed-interest rate loans	$140,956	$272,876	$126,536	$141,885	$12,481	$694,734
Floating or adjustable interest rate loans(1)	363,145	245,112	204,267	654,737	10,674	1,477,935
Total	$504,101	$517,988	$330,803	$796,622	$23,155	$2,172,669

(1)	Certain loans contain provisions which place maximum or minimum limits on interest rate changes. In addition, the portfolio contains loans in which rates change less frequently than annually. The above table is based on stated maturity.

     As part of our strategic efforts over the last several years, we have placed an emphasis on increasing the commercial, real estate construction, and home equity loan (included under “Real Estate Mortgage” below) segments of our loan portfolio. As a result, the commercial portfolio has more than doubled in size and increased to 23% of the loan portfolio at year end 2007 compared to 19% at December 31, 2003 and the real estate construction loan portfolio has increased to 24% of the loan portfolio from 9% over that same period. We believe our focus on commercial businesses has been and remains a key contributor to growing low cost deposits. Real estate construction loans represented 24%, or $518 million, of the loan portfolio at December 31, 2007 compared to 9% at year end 2003. Due to the growth in the residential construction portfolio, the majority of which are short-term fixed rate loans, our overall loan portfolio has become more interest rate sensitive compared to prior years. Meanwhile, the commercial real estate portfolio declined from 54% of the loan portfolio at year end 2003 to 37% of the loan portfolio at the end of 2007.

     Loans held for sale at December 31, 2007, were $3.2 million compared to $7.6 million at December 31, 2006. The majority of our loan sales are residential real estate mortgage loans and the guaranteed portion of SBA loans. These loans are sold on an individual basis. Residential real estate mortgage loans have been sold without retaining servicing rights or obligations. The guaranteed portion of SBA loans have been sold from time to time, with servicing rights and obligations usually retained.

     As of December 31, 2007, and 2006, we had $18.9 million and $8.6 million, respectively, in outstanding loans to persons serving as directors, senior officers, principal stockholders and their related interests. These loans were made substantially on the same terms, including interest rates, maturities and collateral, as those made to other customers of the Bank. At December 31, 2007, and 2006, the Bank had no banker’s acceptances. As a result of discontinuing the two-step loan program and the rapid increase in the inventory of residential homes for sale within our markets, we expect real estate construction loan balances to decrease materially in the coming year. See “Two-Step Loan Portfolio” below. Below is a discussion of our loan portfolio by category.

     Commercial. Expanding our commercial and industrial loan portfolio has been a major component of our strategic initiatives since 2000. The 9%, or $41 million, growth in this portfolio in 2007 end was driven by new customer relationships, revolving credit line utilization by commercial clients and growth in commercial term loans. At year end 2007, the commercial loan line utilization was consistent with past seasonality trends. We believe we have been successful in growing our commercial portfolio as a result of strong, experienced commercial lending teams throughout our market areas, including our agricultural lending group. In addition, over the past several years developments in our treasury management product line, including our iDeposit product, have enhanced our ability to attract and retain commercial lending and core deposit relationships. We also believe that our expanding branch network continues to be an important point of service contact for our commercial relationships.

     Real Estate Construction. The composition of real estate construction loans as of December 31, 2007, 2006, and 2005 is presented in the following table.

	December 31,
	2007		2006		2005
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial construction	$90,670	17%	$63,592	17%	$45,278	21%
Two-step residential construction loans	262,952	51%	171,692	47%	66,234	31%
Residential construction to builder	80,737	16%	62,709	17%	47,568	23%
Residential subdivision or site development	84,620	16%	70,351	20%	53,367	26%
Net deferred fees	(991)	0%	(2,390)	-1%	(1,619)	-1%
Total real estate construction loans	$517,988	100%	$365,954	100%	$210,828	100%

     At December 31, 2007, real estate construction loans were $518 million, up $152 million or 42% compared to $366 million at December 31, 2006. Over half of our construction loan growth since December 31, 2006, has been in two-step loans. See “Two-Step Loan Portfolio” below. The two-step loans category is comprised of loans that were made to an individual who expressed intent at the time of loan origination to construct a primary residence, a second home, or a rental/investment property. We have found that the actual use of the constructed property may change depending on various factors, such as market conditions and construction related contingencies. Commercial construction, residential construction, and residential subdivision or site development loans also contributed to overall growth in the total real estate construction portfolio. Commercial construction loans include financing provided for non-residential business properties and multifamily dwellings, while residential construction to builder loans are generally made to finance commercial builders and developers of residential properties. Subdivision or site development loans are also generally made to builders and developers of residential properties.

     Real Estate Mortgage. At December 31, 2007, real estate mortgage loan balances were $331 million or approximately 15% of the Company’s total loan portfolio. Home equity loans and lines represented about $235 million or 71% of the real estate mortgage portfolio. The Bank’s home equity loans and lines are substantially generated by our branches within our market areas. Our underwriting is based on income that is verified through customary means, borrower debt repayment capacity, and loan to value ratios that we believe are prudent. At December 31, 2007, slightly less than half of our home equity portfolio was secured by a first lien, with the remainder of the portfolio generally secured by junior liens. In excess of 77% of our home equity loans had an original loan to value ratio of less than 85%.

     Commercial Real Estate. The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands)	December 31, 2007		December 31, 2006
	Amount	Percent	Amount	Percent
Office Buildings	$179,000	22.5%	$205,100	25.5%
Retail Facilities	110,100	13.8%	103,900	12.9%
Multi-Family - 5+ Residential	61,600	7.7%	78,200	9.7%
Hotels/Motels	42,100	5.3%	52,400	6.5%
Medical Offices	51,400	6.5%	54,700	6.8%
Industrial parks and related	48,800	6.1%	50,300	6.2%
Commercial/Agricultural	54,400	6.8%	47,300	5.9%
Assisted Living	12,400	1.6%	22,200	2.8%
Manufacturing Plants	39,200	4.9%	29,700	3.7%
Land Development and Raw Land	25,000	3.1%	19,300	2.4%
Mini Storage	17,000	2.1%	16,100	2.0%
Food Establishments	18,300	2.3%	17,500	2.2%
Other	137,300	17.3%	108,200	13.4%
Total commercial real estate loans	$796,600	100.0%	$804,900	100.0%

     The commercial real estate portfolio declined $8.2 million from December 31, 2006 to December 31, 2007. Continued market pressure on the pricing of such loans has been the primary cause of the lack of growth in this portfolio. Office buildings, retail facilities, and multi-family residential categories account for 44% of the collateral securing the commercial real estate portfolio, down from 48% at year end 2006. While the office building category has decreased to 23%, it remains a substantial portion of the Bank’s commercial real estate portfolio at year end 2007. We believe Bancorp’s underwriting of commercial real estate loans is adequate with loan to value ratios at origination generally not exceeding 75% and debt service coverage ratios generally at 120% or better.

     The composition of the commercial real estate loan portfolio by occupancy type is as follows:

	December 31,		December 31,
	2007		2006		Change
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Owner-occupied	$382,387	48%	$349,341	43%	$33,046	9%
Non owner-occupied	414,235	52%	455,524	57%	(41,289)	-9%
Total commercial real estate loans	$796,622	100%	$804,865	100%	$(8,243)	-1%

     The owner-occupied commercial real estate loan portfolio increased $33 million since December 31, 2006, while the non-owner occupied segment declined $41 million, and as a result the owner-occupied segment now accounts for 48% of the commercial real estate portfolio, up from 43% at December 31, 2006. The shift to owner-occupied commercial real estate loans was primarily caused by significant pricing pressure on non-owner occupied loan rates from secondary market participants. In addition, owner-occupied commercial real estate loans tend to be relationship driven. As a consequence, we have increased the number of owner-occupied commercial real estate loans in our portfolio.

Credit Management.

     Credit risk is inherent in our lending activities. We manage the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. In addition, we attempt to manage our risk through our credit administration and credit review functions that are designed to help ensure compliance with our credit standards. Through the credit review function we monitor all credit related policies and practices on a post approval basis. The findings of these reviews are communicated to the chief credit officer and chief executive officer and the Loan, Investment, and Asset Liability Committee, which is made up of certain directors.

     As part of our ongoing lending process, internal risk ratings are assigned to each commercial, commercial real estate and commercial real estate construction loan before the funds are advanced to the customer. Credit risk ratings are based on our assessment of the borrower’s credit worthiness and the quality of our collateral position at the time a particular loan is made. Thereafter, credit risk ratings are evaluated on an ongoing basis focusing on our interpretation of relevant risk factors known to us at the time of each evaluation. Large balance loans have the credit risk rating reviewed on at least an annual basis. The internal risk ratings are important when estimating the required allowance for credit losses. Credit files are examined periodically on a sample test basis by our credit review department and internal auditors, as well as by regulatory examiners. Our relationship managers are also responsible for evaluating the ongoing financial condition of each borrower in their respective portfolio of loans. These activities include, but are not limited to, maintaining open communication channels with borrowers, analyzing periodic financial statements and cash flow projections, evaluating collateral, and monitoring covenant compliance.

     Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. The expected source of repayment of Bancorp’s loans is generally the cash flow of a particular project, income from the borrower's business, proceeds from the sale of real property, proceeds of refinancing, or personal income. As a result of the nature of our customer base and the growth experienced in the market areas we serve, real estate is frequently a material component of collateral for the Company’s loans. Risks associated with loans secured by real estate include decreasing land and property values, material increases in interest rates, deterioration in local economic conditions, changes in tax policies, tightening credit or refinancing markets, and a concentration of loans within any one area. See “Risk Factors” in Item 1A of this report.

Nonperforming Assets and Delinquencies

     Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing interest, and OREO. The following table presents information with respect to nonaccrual loans by category and OREO for the periods presented.

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Commercial	$2,401	$385	$625	$436	$403
Real estate construction	22,121	567	-	-	-
Real estate mortgage	552	-	228	-	498
Commercial real estate	1,353	516	231	1,367	1,689
Installment and other consumer	-	-	4	-	79
Total loans on nonaccrual status	26,427	1,468	1,088	1,803	2,669
Loans past due 90 days or more but not on
nonaccrual status	-	-	-	-	-
Other real estate owned	3,255	-	-	384	1,741
Total nonperforming assets	$29,682	$1,468	$1,088	$2,187	$4,410
Percentage of nonperforming assets to
total assets	1.12%	0.06%	0.05%	0.12%	0.27%

Total assets	$2,646,614	$2,465,372	$1,997,138	$1,790,919	$1,662,882

     At December 31, 2007, total nonperforming assets were $29.7 million, or 1.12% of total assets, compared to $1.5 million, or .06% of total assets, at December 31, 2006. Nonaccrual loans increased to $26.4 million at December 31, 2007, from $1.5 million at December 31, 2006, a substantial portion of which relate to the two-step loan portfolio. For additional information, see “Nonperforming Assets and Delinquencies – Two-Step Loans” below. The amount of nonaccrual loans depends on portfolio growth, portfolio seasoning, problem loan recognition and resolution through collections, sales or charge-offs. The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors particular to a borrower, such as actions of a borrower’s management or conditions affecting a borrower’s business.

     OREO is real property of which the Bank has taken possession or that has been deeded to the bank through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in partial or full satisfaction of a loan or loans. The Company had 15 OREO properties at December 31, 2007, with a total net book value of $3.3 million. All but one of these 15 properties was attributable to the two-step loan portfolio. OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. Management utilizes appraisal valuations and judgment in its assessment of fair market value and estimated selling costs. This amount becomes the property’s book value at the time it is taken into OREO. Any write-downs based on our determination of fair market value less estimated cost to sell at the date a particular property is acquired are charged to the allowance for loan losses. Management then periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further OREO write-downs or gains on the sale of OREO are charged to other noninterest income. Expenses from the maintenance and operations of OREO properties are included in other noninterest expense in the statements of income. While OREO operational expense was minimal in 2007, we expect this expense to increase significantly in 2008 as a result of the projected increase in the number of OREO properties held.

     Interest income on loans is accrued daily on the principal balance outstanding. Generally, loans are placed on nonaccrual status and no interest is accrued when factors indicate collection of interest or principal in accordance with the contractual terms is doubtful or when the principal or interest payment becomes 90 days past due. For such loans, previously accrued but uncollected interest is reversed and charged against current earnings and additional income is only recognized to the extent payments are subsequently received and the loan comes out of nonaccrual status. Interest income foregone on nonaccrual loans was approximately $1.4 million, $.1 million, and $.1 million in 2007, 2006 and 2005 respectively. We anticipate foregone interest to significantly increase in 2008.

     During our normal loan review procedures, a loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. A loan is usually not considered to be impaired during a period of delay that is less than 90 days. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Loans that are measured at lower of cost or fair value and certain large groups of smaller balance homogeneous loans collectively measured for impairment, are excluded from impairment measurement. Impaired loans are charged to the allowance for loan losses when management believes, after considering economic, market, and business conditions, collection efforts, collateral position, and other factors deemed relevant, that the borrower’s financial condition is such that collection of principal and interest is not probable.

     At December 31, 2007 and 2006, Bancorp’s recorded investment in certain loans that were considered to be impaired was $33.2 million and $6.2 million, respectively. Of these impaired loans, $21.7 million and $2.5 million had a specific related valuation allowance of $3.6 million and $1.2 million, respectively, while $11.5 million and $3.7 million did not require a specific valuation allowance at the same dates. The average recorded investment in impaired loans for the years ended December 31, 2007, 2006, and 2005 was approximately $15.5 million, $3.8 million and $4.4 million, respectively. For the years ended December 31, 2007, 2006, and 2005, interest income recognized on impaired loans totaled $23,000, $220,000, and $272,000, respectively, all of which was recognized on a cash basis. For more information, see “Allowance for Credit Losses - Two-Step Loans” below.

     Delinquencies. Bancorp also monitors delinquencies, defined as balances over 30-89 days past due, not in nonaccrual status, as an important indicator for future nonperforming assets. Total delinquencies were 2.05% of total loans at December 31, 2007, up from .51% at December 31, 2006. The majority of the increase in the delinquencies since year end 2006 was associated with the residential construction portfolio, and specifically, the two-step loan portfolio. For further discussion, see section “Nonperforming Assets and Delinquencies – Two-Step Loans” below. Delinquencies of commercial loans increased from $3.2 million to $6.1 million, while delinquent commercial real estate and installment and other consumer loans declined from year end 2006.

     The following table summarizes total delinquent loan balances by type of loan for the periods shown:

(Dollars in thousands)	December 31, 2007	December 31, 2006
	Amount	Amount
Commercial	$6,086	$3,170
Real estate construction	36,941	2,969
Real estate mortgage	531	147
Commercial real estate	792	2,076
Installment and other consumer	134	1,560

Total loans 30-89 days past due, not
in nonaccrual status	$44,484	$9,922

Delinquent loans to total loans	2.05%	0.51%

Allowance for Credit Losses and Net Loan Charge-offs

     Allowance for Credit Losses. An allowance for credit losses has been established based on management’s best estimate, as of the balance sheet date, of probable losses inherent in the loan portfolio. See “Critical Accounting Policies” above. The allowance for credit losses is comprised of two components: the allowance for loan losses, which is the sum of the specific, formula and unallocated allowance, and the reserve for unfunded commitments. Our methodology for determining the allowance for credit losses consists of several key elements, which include:

  Specific Allowances. Specific allowances are generally established when management has identified unique or particular risks that are related to specific loans that demonstrate risk characteristics consistent with impairment. Specific allowances may also be established to address the unique risks associated with a group of loans or particular type of credit exposure, for example, potential losses associated with overdrafts.

  Formula Allowance. The formula allowance is calculated by applying loss factors to individual loans based on the assignment of risk ratings, or through the assignment of loss factors to homogenous pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and such other data as management believes to be pertinent, and may be adjusted for significant factors that, in management’s judgment, affect the collectibility of the portfolio as of the evaluation date. For instance, management believes that commercial and industrial loans and real estate construction loans have produced significant losses at particular points in time. Therefore, management believes it is appropriate to use a reserve higher than recent charge-off experience would suggest in these categories of loans.

  Unallocated Allowance. The unallocated loan loss allowance represents an amount for imprecision or uncertainty that is inherent in estimates used for the allowance, which may change from period to period. This portion of the allowance for loan losses currently applies to other than two-step loans, and is the result of our judgment about risks inherent in the portfolio, economic uncertainties, historical loss experience relative to current trends, and other subjective factors. Other considerations include: regional economic and business conditions that impact important segments of our portfolio, loan growth rates, depth and skill of lending staff, the interest rate environment, and bank regulatory examination results and findings of our internal credit examiners. Prior to September 30, 2007, the unallocated portion of our allowance also covered expected losses associated with unfunded commitments.

  Reserve for Unfunded Commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements; for example, the bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. As our unfunded commitments decrease due to the transition to a funded loan, the corresponding reserve for unfunded commitments will decrease. The decrease to the provision for credit losses associated with decreases in the balance of unfunded commitments will be offset at least in part by an increase in the allowance for loan losses related to an additional amount funded. For further information, see “Critical Accounting Policies” above. The reserve for unfunded commitments was $8.0 million at December 31, 2007, due mainly to the estimated required allowance for unfunded commitments associated with the two-step portfolio. For more information, see “Allowance for Credit Losses - Two-Step Loans” below.

     At December 31, 2007, the allowance for credit losses was $54.9 million, consisting of a $41.4 million formula allowance, a $3.6 million specific allowance, a $1.9 million unallocated allowance and an $8.0 million reserve for unfunded commitments. At December 31, 2006, the allowance for loan losses of $23.0 million (inclusive of the reserve for unfunded commitments, which was zero) consisted of a $20.7 million formula allowance, a $1.2 million specific allowance, and a $1.1 million unallocated allowance. The increase in the allowance was significantly driven by the allowance for credit losses required for the two-step loan program. For more information, see “Allowance for Credit Losses - Two-Step Loans” below.

     Our allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” These accounting standards prescribe the measurement, income recognition and guidelines concerning impaired loans. In addition, net overdraft losses are included in the calculation of the allowance for credit losses per the guidance provided by regulatory authorities early in 2005, “Joint Guidance on Overdraft Protection Programs.”

     Changes in the total allowance for credit losses for full years ended December 31, 2007 through December 31, 2003, are presented in the following table.

	December 31,
(Dollars in thousands)	2007	2006	2005	2004	2003
Loans outstanding at end of period	$2,172,669	$1,947,690	$1,554,454	$1,427,994	$1,220,881
Average loans outstanding during the period	$2,094,977	$1,745,777	$1,479,933	$1,301,447	$1,190,962

Allowance for loan loss, beginning of period	$23,017	$20,469	$18,971	$18,131	$16,838
Allowance for loan loss, from acquisition	-	887	-	-	-
Loans charged off:
Commercial	(3,798)	(831)	(634)	(1,149)	(1,494)
Real estate	(2,611)	(48)	(33)	(527)	(844)
Installment and consumer	(254)	(130)	(507)	(698)	(760)
Overdraft	(1,050)	(912)	(450)	-	-
Total loans charged off	(7,713)	(1,921)	(1,624)	(2,374)	(3,098)
Recoveries:
Commercial	269	501	478	438	380
Real estate	42	40	108	340	70
Installment and consumer	112	75	279	176	141
Overdraft	220	233	82	-	-
Total recoveries	643	849	947	954	591
Net loans charged off	(7,070)	(1,072)	(677)	(1,420)	(2,507)
Provision for credit loss	38,956	2,733	2,175	2,260	3,800
Allowance for credit loss, end of period	$54,903	$23,017	$20,469	$18,971	$18,131

Components of allowance for credit losses
Allowance for loan losses	$46,917	$23,017	$20,469	$18,971	$18,131
Reserve for unfunded commitments	7,986	-	-	-	-
Total allowance for credit losses	$54,903	$23,017	$20,469	$18,971	$18,131

Ratio of net loans charged off to average
loans outstanding	0.34%	0.06%	0.05%	0.11%	0.21%
Ratio of allowance for loan losses to end of
period loans	2.16%	1.18%	1.32%	1.33%	1.49%
Ratio of allowance for credit losses to end of
period loans	2.53%	1.18%	1.32%	1.33%	1.49%

     The increase in the total allowance for credit losses in 2007 was primarily due to a higher reserve for credit losses associated with the two-step loan portfolio, including its commitments, delinquencies, nonaccrual loans, and related charge-offs. At December 31, 2007, our allowance for credit losses was 2.53% of total loans and 185% of total nonperforming loans, compared with an allowance for credit losses at December 31, 2006, of 1.18% of total loans, and 1568% of total nonperforming loans, respectively. For more information, see “Allowance for Credit Losses - Two-Step Loans” below.

     At December 31, 2007, our total allowance for loan losses was $46.9 million, or 2.16% of total loans, and 158% of total nonperforming assets, compared with an allowance for loan losses at December 31, 2006, of $23.0 million, or 1.18% of total loans, and 1568% of total nonperforming assets.

     The following table presents the composition of the Company’s total allowance for loan losses.

(Dollars in thousands)	December 31,
	2007		2006
		Percentage of		Percentage of
		loans in each		loans in each
		category to total		category to total
	Amount	loans	Amount	loans
Commercial	$8,416	23.2%	$7,637	23.8%
Real estate construction	28,123	23.8%	5,043	18.8%
Real estate mortgage	1,645	15.2%	1,433	14.8%
Commercial real estate	5,808	36.7%	6,740	41.3%
Installment and other	1,044	1.1%	1,036	1.3%
Unallocated	1,881	-	1,128	-
Total allowance for loan losses	$46,917	100.0%	$23,017	100.0%

     The allowance for loan losses is based upon estimates of probable losses inherent in the loan portfolio. The actual losses may vary significantly from the estimated amounts. Our methodology discussed previously includes several features that are intended to reduce the differences between estimated and actual losses. By assessing the probable estimated losses inherent in the loan portfolio on a quarterly basis, we are able to adjust specific and inherent loss estimates based upon the most recent information available.

     Overall, we believe that the allowance for credit losses is adequate to absorb losses in the loan portfolio at December 31, 2007. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may later need to significantly adjust the allowance for credit losses considering factors in existence at such time, including economic, market, or business conditions and the results of ongoing internal and external examination processes.

      Net Loan Charge-offs. During 2007, total net loan charge-offs were $7.1 million compared to $1.1 million in 2006. Net loan charge-offs reflect the realization of net losses in the loan portfolio that were recognized previously through the provision for credit losses. The net loan charge-offs average to total average loans outstanding was .34% for the year ended 2007, up from .12% in 2006. Since December 31, 1999, the total annual net loan charge-off percentage has ranged from .05% to .34%, an unusually low range compared to the long term historical experience. We expect our total net loan charge-off percentage to increase significantly above this range in 2008 as we recognize loan losses on the two-step loan portfolio and we anticipate a more challenging stage in the credit cycle.

Additional Loan Portfolio Disclosure

     We are providing additional information below regarding nonperforming assets and the allowance for credit losses that distinguishes loans other than two-step loans from those in our two-step loan portfolio. Management is providing this information to aid in the readers understanding of the impact of the two-step loan portfolio on our entire loan portfolio.

     The first section includes additional information regarding loans in our loan portfolio other than two-step loans. The second section includes information solely relating to loans in our two-step loan portfolio. For information regarding our total loan portfolio, please see the preceding section.

Loans Other Than Two-Step Loans

     The following table shows our total loan portfolio by category, as well as the breakout of the two-step loan portfolio from our other real estate construction loans.

(Dollars in thousands, unaudited)	December 31,		September 30,
	2007	2006	2007
Commercial loans	$504,101	$463,188	$530,196
Real estate construction loans [1]	517,988	365,954	519,870
Real estate mortgage loans	330,803	287,495	305,675
Commercial real estate loans	796,622	804,865	804,200
Installment and other consumer loans	23,155	26,188	23,360
Total loans	$2,172,669	$1,947,690	$2,183,301

[1] Two-step loans	$262,952	$171,692	$274,747
All other construction loans	255,036	194,262	245,123
Total real estate construction loans	$517,988	$365,954	$519,870

Two-step loans	262,952	171,692	274,747
Total loans other than two-step loans	1,909,717	1,775,998	1,908,554
Total loans	$2,172,669	$1,947,690	$2,183,301

     As shown above, loans other than two-step loans were $1.91 billion at year end 2007, up $134 million, or 8%, from December 31, 2006.

Nonperforming Assets and Delinquencies – Loans Other Than Two-Step Loans

     Nonperforming assets - Loans Other Than Two-Step Loans. Nonperforming assets among loans other than two-step loans increased from $.9 million at year end 2006 to $5.9 million or .31% of the other than two-step loan portfolio at year end 2007. The increase in nonperforming assets in this portfolio was due to higher levels of nonaccrual loans, largely represented by one commercial real estate construction loan in the amount of $1.5 million and one commercial loan in the amount of $1.2 million.

     The following table presents information about our nonperforming assets, delinquencies and the allowance for loan losses relating to loans other than two-step loans at the dates shown.

	December 31,		Sept. 30,
(Dollars in thousands, unaudited)	2007	2006	2007
Non-accruing loans other than two-step loans	$5,882	$901	$1,172
90 day past due and accruing interest	-	-	-
Total nonperforming loans other than two-step loans	5,882	901	1,172

Other real estate owned other than two-step loans	-	-	-
Total nonperforming assets other than two-step loans	$5,882	$901	$1,172

Delinquent other than two-step loans 30-89 days past due	$7,706	$6,953	$4,949

Nonperforming loans other than two-step loans to total loans other than two-step loans	0.31%	0.05%	0.06%
Nonperforming assets other than two-step assets to total assets	0.22%	0.04%	0.04%
Allowance for loan losses other than two-step loan losses to nonperforming loans other than two-step loans	391%	2264%	1921%
Delinquent loans other than two-step loans to total loans other than two-step loans	0.40%	0.39%	0.26%

     Delinquencies - Loans Other Than Two-Step Loans. Delinquencies in the other than two-step loan portfolio, defined as loans 30 to 89 days past due, was basically unchanged at 40 basis points at December 31, 2007, compared to 39 basis points at December 31, 2006, and remained low relative to our historical range.

Allowance for Credit Losses and Net Loan Charge-offs – Loans Other Than Two-Step Loans

     Allowance for Credit Losses - Loans Other Than Two-Step Loans. The provision for credit losses for loans other than two-step loans during 2007 was $8.0 million, up from $1.3 million in 2006. The largest driver of the higher provision for credit losses for this category was net loan charge-offs, with risk rating migration accounting for the majority of the remaining increase. Net loan charge-offs were $4.5 million for the year ended December 31, 2007 compared to $1.1 million for the year ended December 31, 2006. The risk rating migration largely consisted of commercial loans and residential construction loans to builders being moved to higher risk rating categories. At December 31, 2007, the allowance for credit losses for loans other than two-step loans of $23.8 million consisted of a $20.3 million formula allowance, a $.7 million specific allowance, a $1.9 million unallocated allowance, and a $.9 million reserve for unfunded commitments. At December 31, 2006, the allowance for loan losses for loans other than two-step loans of $23.0 million consisted of a $20.7 million formula allowance, a $1.2 million specific allowance, and a $1.1 million unallocated allowance.

     The following table presents information with respect to the change in our allowance for credit losses relating to loans other than two-step loans.

(Dollars in thousands)	December 31,
	2007	2006
Allowance for credit losses other than two-step loans, beginning of period	$20,399	$19,303
Provision for credit losses other than two-step loans	7,976	1,281

Charge-offs other than two-step loans	(5,173)	(1,921)
Recoveries other than two-step loans	636	849
Net Charge-offs other than two-step loans	(4,537)	(1,072)

Allowance for credit losses, from acquisition	-	887

Total allowance for credit losses other than two-step loans	$23,838	$20,399

Components of allowance for credit losses other than two-step loans
Allowance for loan losses other than two-step loans	$23,000	$20,399
Reserve for unfunded commitments other than two-step loans	838	-
Total allowance for credit losses other than two-step loans	$23,838	$20,399

Net loan charge-offs to average loans other than two-step loans	0.22%	0.06%
Allowance for other than two-step loan losses to total other than two-step loans	1.20%	1.15%
Allowance for other than two-step credit losses to total other than two-step loans	1.25%	1.15%

     Net Loan Charge-offs – Loans Other Than Two-Step Loans. The $4.5 million net loan charge-offs for loans other than two-step loans in 2007 were largely attributable to losses related to commercial loans and overdrafts. Losses on two commercial relationships amounted to $3.6 million. The total loss through the third quarter of 2007 associated with one of the commercial borrowers was previously reported in the amount of $2.4 million; the loss on the second commercial borrower occurred late in fourth quarter 2007 in the amount of $1.2 million. In both cases, losses were related to unique circumstances with each business and management does not believe those losses are indicative of a deterioration in overall asset quality in the commercial loan portfolio. Net overdraft losses were $.8 million in 2007 compared to $.7 million for 2006. Net overdraft losses were spread across the Bank’s retail and business customers. Overdrafts are actively managed and specifically reserved for under our allowance for credit losses.

Two-Step Loan Portfolio

     As discussed previously, the real estate construction loan category expanded rapidly over the past few years, reflecting the high levels of construction activity and related lending in the markets in which we operate. Our two-step loan program, which involved loans to individual borrowers to finance construction of residential properties, began in the first quarter 2002, but activity in the two-step loan portfolio accelerated significantly beginning in the first quarter of 2005. The program was referred to as the “two-step” loan program because each project involved two steps; initial construction financing that was provided by the Bank and secondary, or take-out, financing that was intended to be provided by third parties. The program was discontinued on October 19, 2007.

     At December 31, 2007, the outstanding balance of loans originated in the two-step loan program was $263.0 million compared to $172 million at December 31, 2006. The majority of the two-step loan portfolio is scheduled to mature by June 30, 2008.

      The Bank originated $252.7 million in two-step loans in the twelve months ended December 31, 2007, compared to $297.6 million in the same period of 2006. The following table presents two-step loan originations by quarter for the past two years:

(Dollars in thousands)	Two-step residential
construction loan
Period ended	originations
First quarter 2006	$49,443
Second quarter 2006	60,553
Third quarter 2006	92,867
Fourth quarter 2006	94,751
Total 2006	$297,614

First quarter 2007	$115,715
Second quarter 2007	76,969
Third quarter 2007	45,646
Fourth quarter 2007	14,386
Total 2007	$252,716

     The combination of tighter underwriting criteria implemented in the second and third quarters of 2007 and a softer residential housing market slowed origination volumes within the two-step loan program in the second and third quarters. The continued sharp decline in the fourth quarter of 2007 reflects the impact of discontinuing the two-step loan program.

     The following table presents two-step loan balance, unused commitment and total commitment detail as of the end of each period presented:

(Dollars in thousands)			Two-step commitments
	Two-step	Two-step loan	( loan balance
Period ended	loan balance	unused commitments	plus unused commitments)
First quarter 2006	$85,129	$66,914	$152,043
Second quarter 2006	111,256	77,846	189,102
Third quarter 2006	138,939	105,246	244,185
Fourth quarter 2006	171,692	132,732	304,424
First quarter 2007	216,371	160,918	377,289
Second quarter 2007	256,332	149,902	406,234
Third quarter 2007	274,747	123,447	398,194
Fourth quarter 2007	262,952	78,585	341,537

     Total two-step loan balances plus unused commitments peaked in the second quarter of 2007. Moreover, two-step unused commitments at December 31, 2007, declined 51% from its peak at the end of the first quarter of 2007, reflecting the lower volume of new two-step loan originations combined with a higher level of draws on more mature two-step loans in our two-step loan portfolio. As a result of the significantly lower amount of two-step unused commitments at year end 2007 compared to prior periods in 2007 and no further commitments being issued, it is anticipated that the two-step loan balances will run-off over the next nine to twelve months.

     The following table presents two-step commitments outstanding at December 31, 2007, by the period in which the loan commitments mature.

(Dollars in thousands)	Two-step residential
construction loan
Period ended	commitment maturities
Maturities in 2007	$51,409
First quarter 2008	153,578
Second quarter 2008	90,058
Third quarter 2008	35,625
Fourth quarter 2008	10,867
Total	$341,537

     Approximately 84% of 2008 maturities are scheduled to occur by the end of the second quarter. Actual maturities may occur somewhat later as certain commitments are projected to be extended in the regular course of our construction lending business. The majority of the $51.4 million in two-step loans that matured during 2007 were either delinquent or nonperforming loans at year end 2007.

     The following table illustrates two-step loan commitments by geographic areas.

December 31,
Region	2007
Portland, Oregon / Vancouver, Washington	$102,336
Western Washington (Olympia, Seattle)	113,331
Central Oregon (Bend, Redmond)	44,310
Oregon Coast (Newport, Lincoln City)	32,655
Willamette Valley (Salem, Eugene)	34,331
Southern Oregon (Medford, Roseburg)	14,574
Total residential real estate construction loan originations	$341,537

Credit Management - Two-Step Loans

     Management action focused on the two-step loan portfolio has been concentrated in the following key areas:

  Increasing customer contact prior to loan maturity and encouraging early action to secure permanent financing or identify reasonable alternatives. We are initiating customer contact up to 120 days prior to maturity in order to determine the best strategy for each borrower. At this point, this typically includes helping the borrower identify permanent mortgage programs, extending the construction period for successful home completion and if third party or company take-out mortgage financing is not expected to materialize, attempting to pursue the least costly alternative in terms of property disposition.

  Identifying higher risk elements within the portfolio and developing risk mitigation strategies. As patterns emerge that allow us to isolate risk elements, we evaluate appropriate action steps for risk mitigation and appropriate reserve adequacy.

  Adding resources to assist with collection efforts and the management and sale of OREO property. We have expanded our capacity to address troubled loans by increasing staffing levels in our special assets and collections groups. We have also increased our capacity by contracting with a third party collection service and a work out specialist.

  Providing mortgage loans to two-step borrowers who qualify. We have developed a set of mortgage loan products to provide bridge financing or permanent mortgage loans, collectively called replacement financing, to qualified borrowers with maturing two-step loans. This program is designed to assist two-step borrowers in their transition from a construction loan to permanent financing. Financing terms are generally more flexible than our standard products; however, in all cases, each loan request is considered based on a thorough review of the borrower’s repayment capacity. Under certain circumstances, we may consider discounting debt in order to restructure the loan to fit the borrower’s debt service capacity.

     Since October 31, 2007, the number of active two-step loans has been reduced by 109 and total two-step loan commitments have decreased by $47 million. From October 31, 2007 to year end, we made 20 real estate mortgage loans totaling 7.5 million that were underwritten by the Bank as replacement loans for loans in the two-step loan portfolio. We believe replacement loans will fully perform relative to the terms and conditions of the loan contract, provided circumstances do not change. At December 31, 2007, we had 55 additional applications in process for mortgage loans totaling $17.8 million. Mortgage loans funded by the Bank in this program will be identified and internally segregated into a separate loan portfolio for ongoing credit management and monitoring purposes.

Nonperforming Assets and Delinquencies – Two-Step Loans

     Nonperforming Assets – Two-Step Loans. The deterioration of asset quality in our two-step loan portfolio became significantly more pronounced in the fourth quarter of 2007. Nonperforming two-step assets were $23.8 million or 80% of total nonperforming assets at December 31, 2007. At December 31, 2007, total nonperforming two-step assets consisted of $20.5 million in loans placed on nonaccrual, and the book value of 14 residential properties carried in OREO in the amount of $3.3 million. We anticipate nonperforming assets associated with the two-step loan portfolio will continue to increase significantly in 2008.

     Subsequent to December 31, 2007, the Bank amended its loan policy regarding the timing of placing certain segments of the real estate construction loan portfolio on nonaccrual status, including, as examples, loans that are over 30 days past due and construction is incomplete, loans that are 60 days past due and construction is completed, and all loans made to borrowers that have not commenced construction.  The amendments to our loan policy will apply to the entire construction loan portfolio; however, primarily the two-step loan portfolio is affected by the amended loan policy.  Had the amended loan policy been in effect at December 31, 2007, nonaccrual two-step loans would have increased by $28.9 million, while delinquent 30-89 days past due two-step loans would have decreased by $24.4 million to $12.4 million.

     Two-step OREO property represents real property which the Bank has taken possession of that has been deeded to the bank through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in partial or full satisfaction of a loan or loans. It typically takes two to seven months following initial delinquency before property is recorded into OREO depending upon the resolution strategy and the complexities associated with the specific property. At year end 2007, we had approximately 95 properties in various stages of foreclosure, representing $32.0 million in loan balances. We expect the majority of these properties to be recorded into OREO during the second and third quarters of 2008. As this occurs, loan charge-offs will increase against our two-step allowance for loan losses. To date, the majority of the OREO properties were acquired through non-judicial foreclosures, as the borrowers have not shown capacity to support the debt. Additional recoveries from two-step loan borrowers are expected to be limited.

     The following table presents information about our nonperforming assets, delinquencies and the allowance for credit losses relating to two-step loans at the dates shown.

Dollars in thousands	December 31,		September 30,
	2007	2006	2007
Non-accruing two-step loans	$20,545	$567	$6,695
90 day past and accruing interest two-step loans	-	-	-
Total nonperforming two-step loans	20,545	567	6,695

Other real estate owned two-step	3,255	-	1,183
Total nonperforming two-step assets	$23,800	$567	$7,878

Delinquent two-step loans 30-89 days past due	$36,778	$2,969	$9,878

Nonperforming two-step loans to total two-step loans	7.81%	0.33%	2.44%
Nonperforming two-step assets to total assets	0.90%	0.02%	0.30%
Allowance for two-step loan losses to nonperforming two-step loans	116%	462%	75%
Allowance for two-step loan losses to nonperforming two-step assets	100%	462%	64%
Delinquent two-step loans to total two-step loans	13.99%	1.73%	3.60%

     Delinquencies - Two-Step Loans. Delinquencies in the two-step loan portfolio increased significantly to $36.8 million at December 31, 2007 from $3.0 million at year end 2006. Delinquent two-step loans were 13.99% of total two-step loans at December 31, 2007, up from 1.73% at December 31, 2006 and 3.60% at September 30, 2007. Common issues causing delinquency among two-step borrowers include: difficulties obtaining permanent financing, construction delays or cost overruns, valuations on completed projects below expectations, borrower cash flow limitations, and borrowing that appears to have been for investment purposes without the capacity to carry the property through a down sales cycle.

Allowance for Credit Losses and Net Loan Charge-offs – Two-Step Loans

     Allowance for Credit Losses - Two-Step Loans. As mentioned under “Provision for Credit Losses” above, a $27.8 million provision for credit losses associated with the two-step portfolio was recorded in the fourth quarter of 2007. Net charge-offs in the two-step portfolio were $2.5 million in 2007, of which $1.9 million occurred in the fourth quarter, compared to no net charge-offs in 2006. The allowance for credit losses associated with the two-step loan portfolio increased to $31.1 million or 11.8% of total two-step loans at December 31, 2007, up significantly from $2.6 million and 1.52%, respectively, at year end 2006. The two-step allowance for credit losses is allocated into three separate components as follows: a pool based formula allowance of $21.1 million, specific reserves for impaired two-step loans totaling $2.9 million, and a $7.1 million reserve for unfunded commitments. We will record actual future charge-offs in the two-step loan portfolio against the allowance for loan losses assigned to the portfolio. We anticipate that the allowance for credit losses relating to the two-step loan portfolio at December 31, 2007 is adequate to cover credit losses inherent in the two-step loan portfolio as of that date based on our knowledge at that time; however, there are a number of factors that could cause results to differ, perhaps materially, from our expectations, including further deterioration in credit quality, declining home values, extraordinary construction costs to complete unfinished homes, or various economic factors.

     The following table presents information with respect to the change in our allowance for credit losses relating to the two-step loan portfolio.

			Quarter to date
(Dollars in thousands)	December 31,		September 30,
	2007	2006	2007
Allowance for credit losses two-step loans, beginning of period	$2,618	$1,166	$3,971
Provision for credit losses two-step loans	30,980	1,452	1,891

Charge-offs two-step loans	(2,540)	-	(666)
Recoveries two-step loans	7	-	-
Net loan charge-offs two-step loans	(2,533)	-	(666)

Total allowance for credit losses two-step loans	$31,065	$2,618	$5,196

Components of allowance for credit losses two-step loans
Allowance for loan losses two-step loans	$23,917	$2,618	$5,025
Reserve for unfunded commitments two-step loans	7,148	-	171
Total allowance for credit losses two-step loans	$31,065	$2,618	$5,196

Net two-step loan charge-offs to average total loans	0.12%	0.00%	0.12%
Allowance for two-step loan losses to total two-step loans	9.10%	1.52%	1.83%
Allowance for two-step credit losses to total two-step loans	11.81%	1.52%	1.89%

     Net Loan Charge-offs – Two-Step Loans. Net loan charge-offs in the two-step loan portfolio increased from $0 in 2006 to $2.5 million in 2007. It is anticipated that net charge-offs against the established allowance for credit losses for the two-step loan portfolio will increase significantly in the first and subsequent quarters in 2008, as additional two-step loans are impaired and more properties are recorded into OREO.

Deposits and Borrowings

     We use a mix of deposits and borrowings to fund earning asset growth. The composition of the mix depends in part on our interest rate risk position, funding costs of the various alternatives, the level and shape of the yield curve, collateral requirements and overall customer demand, and on credit market conditions. Our marketing efforts are primarily focused on growing business and consumer accounts and balances in lower cost products such as demand deposits, interest bearing demand and money market accounts. Borrowings are used to manage short-term volatility in funding needs and when they are less expensive than deposits or when necessary to adjust our interest rate risk position.

     The following table summarizes the average amount of, and the average rate paid on, each of the deposit and borrowing categories for the periods shown.

	2007		2006		2005
(Dollars in thousands)	Average Balance	Rate Paid	Average Balance	Rate Paid	Average Balance	Rate Paid
Demand	$479,310	-	$466,282	-	$421,766	-
Interest bearing demand	278,734	1.23%	259,054	0.86%	246,237	0.41%
Savings	72,787	0.78%	80,029	0.57%	87,090	0.28%
Money Market	665,037	3.75%	558,734	3.42%	455,727	1.96%
Time deposits	554,263	4.70%	457,077	4.19%	362,035	2.85%
Short-term borrowings	136,731	5.16%	66,139	5.07%	18,512	2.93%
Long-term borrowings (1)	113,748	5.61%	104,651	5.39%	111,840	4.82%
Total deposits and borrowings	$2,300,610	3.76%	$1,991,966	3.27%	$1,703,207	2.06%

(1)	Long-term borrowings include junior subordinated debentures.

     Average core deposits consisting of demand, interest bearing demand, savings, and money market deposits increased 10% in 2007 compared to 2006. We believe our core deposit increase was mainly due to:

  Consistent sales practices by branch and commercial teams resulting in both consumer and business core deposit growth;

  Continued promotion of free checking products; and

  Active marketing efforts within our markets.

     The Company’s total average demand balances, of which approximately 90% are related to business customers, are driven primarily by the number of accounts and the seasonal fluctuation in average balances per account, peaking in late fall with a trough in the first quarter. The overall level of short-term market interest rates and the shape of the yield curve influence average demand balances as certain account analysis and other business customers seek to maintain balances necessary to cover service charges.

     Growth in time deposits is primarily driven by the rates paid by the Company. We adjust the relative attractiveness of these deposits based on loan growth, borrowing costs and other factors. In 2007, we promoted money market accounts with high introductory rates. We retained, and continue to retain, the majority of the new balances generated in this promotion.

     Average short-term borrowings during the year ended December 31, 2007, were $118 million higher than the year ended December 31, 2005. The growth in short-term borrowings since 2005 was primarily used to fund the growth in the two-step loan portfolio. Similar to short-term borrowings, two-step loans typically mature within one year of origination. We use longer term borrowing to match fund longer term loans and investments.

     As of December 31, 2007, time deposits are presented below at the earlier of the next repricing date or maturity.

	Time Deposits
(Dollars in thousands)	of $100,000 or More		Other Time Deposits		Total Time Deposits
	Amount	Percent	Amount	Percent	Amount	Percent
Reprice/mature in 3 months or less	$146,963	50.8%	$56,729	21.8%	$203,692	36.9%
Reprice/mature after 3 months through 6 months	61,939	21.4%	70,993	27.2%	132,932	24.2%
Reprice/mature after 6 months through one year	61,484	21.2%	102,308	39.2%	163,792	29.8%
Reprice/mature after one year through five years	19,081	6.6%	30,743	11.8%	49,824	9.1%
Reprice/mature after five years	-	0.0%	25	0.0%	25	0.0%
Total	$289,467	100.0%	$260,798	100.0%	$550,265	100.0%

     Average time deposits increased $97.2 million, or 21.3% in 2007, compared to 2006, due to a shift in consumer demand toward time deposits and more aggressive pricing of time deposits in the second-half of the year to support the strong loan growth during this period. Over 90% of time deposits will mature and reprice in the next 12 months. In the short term, time deposits have limited impact on the liquidity of the Company and these deposits can generally be retained and/or expanded with increases in rates paid which might, however, increase our cost of funds more than anticipated. The level of time deposits in the future depends not only on customer preferences for time deposits but also our need for deposit funding volume as well as the required pricing to retain and attract time deposits relative to other funding alternatives including borrowings from Federal Home Loan Bank of Seattle (“FHLB”).

     As of December 31, 2007, long-term and short-term borrowings through FHLB had the following items remaining to contractual maturity.

(Dollars in thousands)	Due in three	three months	Due after one year	Due after
	months or less	through one year	through five years	five years	Total
Short-term borrowings	$157,000	$10,000	$-	$-	$167,000
Long-term borrowings (1)	-	-	83,100	-	83,100
Total borrowings	$157,000	$10,000	$83,100	$-	$250,100

(1)	Based on contractual maturities and may vary based on call dates.

     Deposit growth remains a key strategic focus for us and our ability to achieve deposit growth, particularly growth in core deposits, is subject to many risk factors including the effects of competitive pricing pressure, changing customer deposit behavior, and increasing or decreasing interest rate environments. Adverse developments with respect to any of these risk factors could limit our ability to attract and retain deposits and could have a material negative impact on net income.

Capital Resources

     The Federal Reserve and FDIC have established minimum requirements for capital adequacy for bank holding companies and member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The Federal Reserve and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of Tier 1 capital to total risk-weighted assets of at least 4% and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of Tier 1 capital to total assets less intangibles is required to be at least 3%. See “Liquidity and Sources of Funds” for further discussion of the impact of trust preferred securities on capital adequacy requirements. As of December 31, 2007, Bancorp and the Bank were considered “Well Capitalized” under the regulatory risk based capital guidelines.

     Stockholders’ equity was $208.2 million at December 31, 2007, compared to $200.9 million at December 31, 2006, an increase of $7.3 million or 4% over that period of time. At December 31, 2007, the Bank’s total capital was 10.54% of risk weighted assets, compared to 10.23% at December 31, 2006. The Bank’s total capital stood at $260.1 million at year end 2007 compared to $235.7 million at year end 2006. Regulatory capital guidelines required the Bank's total capital to be $246.7 million or 10% or higher as a percent of total risk weighted assets at December 31, 2007, in order for the Bank to be designated "Well Capitalized".

     As the following table indicates, Bancorp and the Bank currently exceed the regulatory minimum capital ratio requirements.

			Required For Minimum
(Dollars in thousands)			Capital Adequacy		Required For Well Capitalized
December 31, 2007	Actual
	Amount	Ratio	Amount	%	Amount	%
Tier 1 Capital
West Coast Bancorp	$244,165	9.88%	$98,804	4%	$148,206	6%
West Coast Bank	228,976	9.28%	98,687	4%	148,030	6%

Total Capital
West Coast Bancorp	$275,306	11.15%	$197,608	8%	$247,010	10%
West Coast Bank	260,080	10.54%	197,373	8%	246,717	10%

Leverage Ratio
West Coast Bancorp	$244,165	9.41%	$77,855	3%	$129,759	5%
West Coast Bank	228,976	8.83%	77,828	3%	129,714	5%

Risk weighted assets
West Coast Bancorp	$2,470,097
West Coast Bank	2,467,165

Adjusted total assets
West Coast Bancorp	$2,595,174
West Coast Bank	2,594,280

December 31, 2006
Tier 1 Capital
West Coast Bancorp	$227,165	9.85%	$92,277	4%	$138,416	6%
West Coast Bank	212,446	9.22%	92,156	4%	138,234	6%

Total Capital
West Coast Bancorp	$250,406	10.85%	$184,555	8%	$230,694	10%
West Coast Bank	235,688	10.23%	184,311	8%	230,389	10%

Leverage Ratio
West Coast Bancorp	$227,165	9.64%	$70,721	3%	$117,868	5%
West Coast Bank	212,446	9.01%	70,701	3%	117,836	5%

Risk weighted assets
West Coast Bancorp	$2,306,935
West Coast Bank	2,303,893

Adjusted total assets
West Coast Bancorp	$2,357,369
West Coast Bank	2,356,715

     Adjusted total assets used in the calculation of the leverage ratio are based on quarterly average total assets as defined for regulatory reporting purposes.

     In July 2000, we announced a stock repurchase program that was expanded in September 2000, June 2001, September 2002, April 2004, and most recently by 1.0 million shares in September 2007. Under this plan, the Company can purchase up to 4.88 million shares of the Company’s common stock, including completed purchases. The Company intends to use existing funds and/or long-term borrowings to finance the repurchases. When evaluating timing and amount of common stock repurchases, management considers a number of factors including, but not limited to, its projected earnings generation, risk weighted asset growth, capital ratios relative to regulatory capital guidelines, cash dividends on its common stock, availability and cost of other capital sources, and the market valuation of its stock price. We do not anticipate material share repurchases in the first half of 2008.

     Total shares available for repurchase under this plan were approximately 1,052,000 at December 31, 2007. The following table presents information with respect to Bancorp’s stock repurchase program.

			Average cost per
(Shares and dollars in thousands)	Shares repurchased in period	Cost of shares repurchased	share
Year ended 2000	573	$5,264	$9.19
Year ended 2001	534	6,597	12.35
Year ended 2002	866	13,081	15.11
Year ended 2003	587	10,461	17.81
Year ended 2004	484	10,515	21.73
Year ended 2005	484	11,815	24.41
Year ended 2006	95	2,770	29.16
Year ended 2007	205	5,847	28.52
Plan to date total	3,828	$66,350	$17.33

Liquidity and Sources of Funds

     The Bank’s primary sources of funds are customer deposits, maturities of investment securities, sales of “Available for Sale” securities, loan sales, loan repayments, net income, advances from the FHLB, and the use of federal funds markets. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors. Deposits are the primary source of new funds. Total deposits were $2.1 billion at December 31, 2007, up from $2.0 billion at December 31, 2006.

     The holding company relies on dividends from the Bank and proceeds from the issuance of trust preferred securities for its funds, which are used for various corporate purposes, including dividends and stock repurchases under Bancorp’s stock repurchase program. Trust preferred securities are an important source of liquidity for the holding company and provide regulatory capital for the Company.

     At December 31, 2007, six wholly-owned subsidiary grantor trusts established by Bancorp had issued and sold $51 million of pooled trust preferred securities that remain outstanding. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture. The trusts used all of the net proceeds from each sale of trust preferred securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures and may be subject to earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table is a summary of outstanding trust preferred securities at December 31, 2007.

(Dollars in thousands)
		Trust preferred			Rate at
Issuance Trust	Issuance date	security amount	Rate type (1)	Initial rate	12/31/07	Maturity date
West Coast Statutory Trust III	September 2003	$7,500	Fixed	6.75%	6.75%	September 2033
West Coast Statutory Trust IV	March 2004	$6,000	Fixed	5.88%	5.88%	March 2034
West Coast Statutory Trust V	April 2006	$15,000	Variable	6.79%	6.42%	June 2036
West Coast Statutory Trust VI	December 2006	$5,000	Variable	7.04%	6.67%	December 2036
West Coast Statutory Trust VII	March 2007	$12,500	Variable	6.90%	6.54%	March 2037
West Coast Statutory Trust VIII	June 2007	$5,000	Variable	6.74%	6.37%	June 2037
	Total	$51,000		Weighted rate	6.45%

(1)	The variable rate preferred securities reprice quarterly.

     The total amount of trust preferred securities outstanding at December 31, 2007, was $51 million. The interest rates on the trust preferred securities issued in April 2006, December 2006, March 2007 and June 2007 reset quarterly and are tied to the London Interbank Offered Rate (“LIBOR”) rate. The Company has the right to redeem the debentures of the September 2003 issuance in September 2008; the March 2004 issuance in March 2009; the April 2006 issuance in June 2011, the December 2006 issuance in December 2011, the March 2007 issuance in March 2012 and June 2007 issuance in June 2012. In December 2006, Bancorp redeemed $5 million of trust preferred securities issued in December 2001. Bancorp expensed $.1 million in deferred costs associated with this redemption. In June 2007, Bancorp redeemed $7.5 million of trust preferred securities issued in June 2002. Bancorp expensed $.1 million in deferred costs associated with this redemption.

     On July 2, 2003, the Federal Reserve issued Supervisory Letter SR 03-13 clarifying that Bank Holding Companies should continue to report trust preferred securities in accordance with current Federal Reserve Bank instructions which allows trust preferred securities to be counted in Tier 1 capital subject to certain limitations. The Federal Reserve has indicated it will review the implications of any accounting treatment changes and, if necessary or warranted, will provide appropriate guidance. For additional information regarding trust preferred securities, see our consolidated financial statements and related notes included elsewhere in this report including Note 10, “Junior Subordinated Debentures.”

     The Company has an agreement with Promontory Interfinancial Network that makes it possible to offer FDIC insured deposits in excess of the current deposit limits. This Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to match CDARS deposits in other participating banks, dollar for dollar. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way. Due to the nature of the placement of funds, CDARS deposits are defined as "brokered deposits" by regulatory agencies. The Company’s CDARS balance at December 31, 2007, was $7.3 million in reciprocal balances. The Bank does not currently have any additional brokered deposits.

     The holding company is a separate entity from the Bank and must provide for its own liquidity. An important source of the holding company’s liquidity is dividends declared and paid by the Bank to the holding company. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the holding company. We believe that such restrictions will not have an adverse impact on the ability of the holding company to meet its liquidity needs which include quarterly cash dividend distributions to shareholders and debt service on the $51 million of outstanding junior subordinated debentures. In addition, the holding company receives cash from the exercise of options and the issuance of trust preferred securities. As of December 31, 2007, the holding company did not have any borrowing arrangements of its own.

     Management expects to continue relying on customer deposits, maturity of investment securities, sales of “Available for Sale” securities, loan sales, loan repayments, net income, Federal Funds markets, advances from the FHLB, and other borrowings to provide liquidity. Management may also consider engaging in further offerings of trust preferred securities if the opportunity presents an attractive means of raising funds in the future. Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the financial services industry, interest rates available on other investments, general economic conditions, competition, customer management of cash resources and other factors. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities, duration, or repricing intervals of assets. The sources of such funds may include, but are not limited to Federal Funds purchased, reverse repurchase agreements and borrowings from the FHLB.

Off Balance Sheet Arrangements

     At December 31, 2007, the Bank had commitments to extend credit of $962 million, down 3%, compared to $989 million at December 31, 2006. For additional information regarding off balance sheet arrangements and future financial commitments, see our consolidated financial statements and related notes included elsewhere in this report including Note 21 “Financial instruments with off balance sheet risk.”

     We are party to many contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit. The table below presents certain future financial obligations including payments required under retirement plans which are included in “Other long-term liabilities” below.

	Payments due within time period at December 31, 2007
(Dollars in thousands)				Due After Five
	0-12 Months	1-3 Years	4-5 Years	Years	Total
Operating leases (1)	$3,705	$6,855	$6,049	$12,637	$29,246
Junior subordinated debentures (2) (3)	3,292	6,584	6,584	126,994	143,454
Long-term borrowings (3)	3,717	68,449	21,804	-	93,970
Other long-term liabilities	115	579	334	668	1,696
Total	$10,829	$82,467	$34,771	$140,299	$268,366

(1)	Operating leases do not include increases in common area charges.
(2)	Junior subordinated debenture obligations reflect contractual maturities which are 30 years from origination and do not reflect possible call dates.
(3)	Long-term borrowings and junior subordinated debenture obligations reflect interest payment obligations based on December 31, 2007 contractual interest rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     Interest rate, credit and operations risks are the most significant market risks impacting our performance. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities. We rely on loan reviews, prudent loan underwriting standards and an adequate allowance for credit losses to attempt to mitigate credit risk. Interest rate risk is reviewed at least quarterly by the Asset Liability Management Committee (“ALCO”) which includes senior management representatives. The ALCO manages our balance sheet to maintain the forecasted impact of interest rates on net interest income and present value of equity within acceptable ranges despite unforeseeable changes in interest rates.

     Asset/liability management simulation models are used to measure interest rate risk. The models quantify interest rate risk by simulating forecasted net interest income over a 12-month time horizon under various rate scenarios, as well as monitoring the change in the present value of equity under the same rate scenarios. The present value of equity is defined as the difference between the market value of current assets less current liabilities. By measuring the change in the present value of equity under different rate scenarios, management can identify interest rate risk that may not be evident in simulating changes in forecasted net interest income. Readers are referred to the sections, “Forward Looking Statement Disclosure” and “Risk Factors” of this report in connection with this discussion of market risks.

     The following tables show the approximate percentage change in forecasted net interest income over a 12-month period and the percentage change in the present value of equity under several rate scenarios. For the net interest income analysis, three rate scenarios provided by Global Insight, an outside economic service, are compared to a stable (flat) rate scenario:

	Actual rates December	Base Case	Falling Rates	Rising Rates
	31, 2007	2008 (average)	2008 (average)	2008 (average)
Federal Funds Rate	4.25%	3.82%	2.87%	5.74%
Prime Rate	7.25%	6.82%	5.87%	8.74%
Treasury Yield Curve Spread 10-	79 basis points	84 basis points	71 basis points	93 basis points
year to 3 month

Stable rate scenario compared to:	Percent Change in
Net Interest Income
Rising	+2.5%
Base Case	+.2%
Falling	-2.3%

     As illustrated in the above table, at December 31, 2007, we estimate our balance sheet was asset sensitive over a 12 month horizon, meaning that interest earning assets mature or reprice more quickly than interest-bearing liabilities in a given period. Therefore, a significant decrease in market rates of interest could adversely affect net interest income, while an increase in market rates may increase net interest income. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities.

     For the present value of equity analysis, the results are compared to the net present value of equity using the yield curve as of December 31, 2007. This curve is then shifted up and down and the net present value of equity is computed. This table does not include flattening or steepening yield curve effects.

December 31, 2007	Percent Change in
Change in Interest Rates	Present Value of Equity
Up 200 basis points	4.0%
Up 100 basis points	2.9%
Down 100 basis points	-1.1%
Down 200 basis points	-3.5%

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

     The following table sets forth the estimated maturity and repricing and the resulting interest rate gap between interest earning assets and interest bearing liabilities at December 31, 2007. The amounts in the table are derived from internal data from the Bank based on maturities and next repricing dates including contractual repayments.

	Estimated Maturity or Repricing at December 31, 2007
(Dollars in thousands)				Due After Five
	0-3 Months	4-12 Months	1-5 Years	Years	Total
Interest Earning Assets:
Interest earning balances due from banks	$624	$-	$-	$-	$624
Federal funds sold	31,512	-	-	-	31,512
Trading assets	1,582	-	-	-	1,582
Investments available for sale(1)(2)	8,935	26,903	102,864	130,723	269,425
Loans held for sale	3,187	-	-	-	3,187
Loans, including fees	1,041,314	377,491	693,312	60,552	2,172,669
Total interest earning assets	$1,087,154	$404,394	$796,176	$191,275	2,478,999
Allowance for loan losses					(46,917)
Cash and due from banks					81,666
Other assets					132,866
Total assets					$2,646,614

Interest Bearing Liabilities:
Savings,interest bearing demand
and money markets(3)	$115,298	$270,656	$343,593	$313,514	$1,043,061
Time deposits	196,519	301,356	52,365	25	550,265
Borrowings (2)	157,000	10,000	83,100	-	250,100
Junior subordinated debentures	37,500	7,500	6,000	-	51,000
Total interest bearing liabilities	$506,317	$589,512	$485,058	$313,539	1,894,426
Other liabilities					543,947
Total liabilities					2,438,373
Stockholders' equity					208,241
Total liabilities & stockholders' equity					$2,646,614

Interest sensitivity gap	$580,836	$(185,118)	$311,118	$(122,264)	$584,572
Cumulative interest sensitivity gap	$580,836	$395,718	$706,836	$584,572
Cumulative interest sensitivity gap
as a percentage of total assets	22%	15%	27%	22%

(1)	Equity investments have been placed in the 0-3 month category.
(2)	Repricing is based on anticipated call dates and may vary from contractual maturities.
(3)	Repricing is based on estimated average lives.

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
Lake Oswego, OR

We have audited the accompanying consolidated balance sheets of West Coast Bancorp and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, cash flows, and changes in stockholders’ equity for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 5, 2008, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

March 5, 2008

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)	2007	2006
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$81,666	$83,252
Federal funds sold	31,512	10,062
Interest-bearing deposits in other banks	624	486
Total cash and cash equivalents	113,802	93,800
Trading assets	1,582	1,075
Investment securities available for sale, at fair value
(amortized cost: $270,139 and $329,142)	269,425	328,652
Loans held for sale	3,187	7,586
Loans	2,172,669	1,947,690
Allowance for loan losses	(46,917)	(23,017)
Loans, net	2,125,752	1,924,673
Premises and equipment, net	34,733	32,087
Goodwill	13,059	13,059
Core deposit intangible, net	1,432	1,973
Bank owned life insurance	22,612	21,718
Other assets (Note 8)	61,030	40,749
Total assets	$2,646,614	$2,465,372

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand deposits	$501,506	$496,676
Savings and interest-bearing demand deposits	364,971	343,689
Money market	678,090	642,507
Time deposits	550,265	523,480
Total deposits	2,094,832	2,006,352
Short-term borrowings	167,000	130,418
Long-term borrowings	83,100	57,991
Junior subordinated debentures	51,000	41,000
Reserve for unfunded commitments	7,986	-
Other liabilities	34,455	28,729
Total liabilities	2,438,373	2,264,490

Commitments and contingent liabilities (Notes 11 and 21)

STOCKHOLDERS' EQUITY:
Preferred stock: no par value, none issued;
10,000,000 shares authorized	-	-
Common stock: no par value, 50,000,000 shares
authorized; 15,592,821 and 15,585,882 shares issued
and outstanding, respectively	19,491	19,482
Additional paid-in capital	70,391	71,762
Retained earnings	118,792	109,952
Accumulated other comprehensive loss	(433)	(314)
Total stockholders' equity	208,241	200,882
Total liabilities and stockholders' equity	$2,646,614	$2,465,372

See notes to consolidated financial statements

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (In thousands, except per share amounts)	2007	2006	2005
INTEREST INCOME:
Interest and fees on loans	$169,180	$136,193	$101,419
Interest on taxable investment securities	10,398	10,840	8,201
Interest on nontaxable investment securities	3,048	2,897	2,719
Interest on deposits in other banks	51	109	88
Interest on federal funds sold	513	759	564
Total interest income	183,190	150,798	112,991

INTEREST EXPENSE:
Savings and interest-bearing demand	28,958	21,795	10,166
Time deposits	26,078	19,132	10,331
Short-term borrowings	7,057	3,356	543
Long-term borrowings	2,765	2,868	3,467
Junior subordinated debentures	3,612	2,775	1,923
Total interest expense	68,470	49,926	26,430
NET INTEREST INCOME	114,720	100,872	86,561
Provision for credit losses	38,956	2,733	2,175
Net interest income after provision for credit losses	75,764	98,139	84,386

NONINTEREST INCOME:
Service charges on deposit accounts	12,932	11,096	8,686
Payment systems related revenue	8,009	6,738	4,900
Trust and investment services revenue	6,390	5,480	5,151
Gains on sales of loans	3,364	2,962	3,046
Other	2,870	2,506	3,348
Loss on impairment of securities	-	-	(1,316)
Losses on sales of securities	(67)	(686)	(716)
Total noninterest income	33,498	28,096	23,099

NONINTEREST EXPENSE:
Salaries and employee benefits	49,787	47,240	40,606
Equipment	6,544	5,477	4,837
Occupancy	8,548	7,048	6,267
Payment systems related expense	3,143	2,378	1,739
Professional fees	2,072	2,484	2,984
Postage, printing and office supplies	3,896	3,558	2,833
Marketing	4,524	4,967	3,830
Communications	1,624	1,370	1,210
Other noninterest expense	5,161	7,143	8,328
Total noninterest expense	85,299	81,665	72,634

INCOME BEFORE INCOME TAXES	23,963	44,570	34,851
PROVISION FOR INCOME TAXES	7,121	15,310	11,011
NET INCOME	$16,842	$29,260	$23,840

Basic earnings per share	$1.09	$1.95	$1.63
Diluted earnings per share	$1.05	$1.86	$1.55

Weighted average common shares	15,507	15,038	14,658
Weighted average diluted shares	16,045	15,730	15,344

See notes to consolidated financial statements

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (Dollars in thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,842	$29,260	$23,840
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,747	3,856	3,415
Amortization of tax credits	916	847	750
Deferred income tax expense	12,879	427	1,719
Amortization of intangibles	541	435	339
Provision for credit losses	38,956	2,733	2,175
Federal Home Loan Bank stock dividend	-	-	(39)
(Decrease) increase in accrued interest receivable	80	(4,707)	(2,044)
Increase in other assets	(34,695)	(6,945)	(4,513)
Loss on impairment of securities	-	-	1,316
Losses on sales of securities	67	686	716
Realized net (loss) gain on derivatives	34	(15)	(55)
(Gain) loss on sale of fixed assets	(63)	356	-
Net gain on sale of other real estate owned	(27)	-	-
Gains on sale of loans	(3,364)	(2,962)	(3,046)
Origination of loans held for sale	(93,213)	(87,927)	(85,966)
Proceeds from sales of loans held for sale	100,976	86,523	88,498
Increase in interest payable	140	770	259
Increase in other liabilities	13,572	2,722	2,770
Increase in cash surrender value of bank owned life insurance	(894)	(819)	(849)
Stock based compensation expense	2,030	1,641	988
Tax benefit associated with stock options	-	-	1,255
Excess tax benefit from stock based compensation	(144)	(214)	-
Decrease (increase) in trading assets	(507)	(130)	13
Net cash provided by operating activities	58,873	26,537	31,541

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	109,658	51,180	30,903
Proceeds from sales of available for sale securities	2,718	33,163	49,253
Purchase of available for sale securities	(52,961)	(101,725)	(111,629)
Acquisition, net of cash received	-	6,915	-
Purchase of Federal Home Loan Bank stock	(385)	-	-
Investments in tax credits	(140)	(454)	(260)
Loans made to customers greater than principal collected on loans	(237,832)	(321,471)	(127,137)
Purchase of loans	(2,203)	-	-
Proceeds from the sale of other real estate owned	565	-	-
Proceeds from the sales of fixed assets	442	619	-
Capital expenditures	(7,645)	(5,864)	(3,726)
Net cash used in investing activities	(187,783)	(337,637)	(162,596)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest
bearing transaction accounts	61,695	155,745	154,521
Net increase in time deposits	26,785	115,598	22,232
Proceeds from issuance of junior subordinated debentures, net of costs	17,500	20,000	-
Redemption of junior subordinated debentures	(7,500)	(5,000)	-
Proceeds from issuance of long-term borrowings	40,100	5,400	22,600
Repayment of long-term borrowings	(15,000)	(32,100)	(25,000)
Net increase in short-term borrowings	36,582	61,029	19,568
Repurchase of common stock	(5,847)	(2,770)	(11,815)
Net proceeds from issuance of common stock	2,455	5,334	2,305
Excess tax benefit from stock based compensation	144	214	-
Dividends paid and cash paid for fractional shares	(8,002)	(6,919)	(5,841)
Net cash provided by financing activities	148,912	316,531	178,570

NET INCREASE IN CASH AND CASH EQUIVALENTS	20,002	5,431	47,515
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	93,800	88,369	40,854
CASH AND CASH EQUIVALENTS AT END OF YEAR	$113,802	$93,800	$88,369

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

						Accumulated
			Additional			Other
(Shares and Dollars in thousands)	Common Stock		Paid-In	Retained	Deferred	Comprehensive
	Shares	Amount	Capital	Earnings	Compensation	Income (loss)	Total
BALANCE, January 1, 2005	14,872	$18,590	$60,730	$69,612	$(1,486)	$408	$147,854

Comprehensive income:
Net income	-	-	-	23,840	-	-	$23,840
Other comprehensive loss, net of tax:
Net unrealized investment/derivative losses	-	-	-	-	-	(1,463)	(1,463)
Other comprehensive loss, net of tax							(1,463)
Comprehensive income							$22,377
Cash dividends, $.40 per common share	-	-	-	(5,841)	-	-	(5,841)

Issuance of common stock-stock options	286	357	2,988	-	-	-	3,345
Redemption of stock pursuant to stock plans	(42)	(53)	(955)	-	31	-	(977)
Activity in deferred compensation plan	(2)	(3)	(60)	-	-	-	(63)
Issuance of common stock-restricted stock	62	78	1,228	-	(1,306)	-	-
Amortization of deferred compensation
restricted stock	-	-	-	-	988	-	988
Common stock repurchased and retired	(484)	(605)	(11,210)	-	-	-	(11,815)
Tax benefit associated with stock plans	-	-	1,255	-	-	-	1,255
BALANCE, December 31, 2005	14,692	18,364	53,976	87,611	(1,773)	(1,055)	157,123

Comprehensive income:
Net income	-	-	-	29,260	-	-	$29,260
Other comprehensive income, net of tax:
Net unrealized investment/derivative gains	-	-	-	-	-	741	741
Other comprehensive income, net of tax							741
Comprehensive income							$30,001
Cash dividends, $.45 per common share	-	-	-	(6,919)	-	-	(6,919)

Issuance of common stock-stock options	367	459	4,248	-	-	-	4,707
Redemption of stock pursuant to stock plans	(39)	(48)	(1,034)	-	-	-	(1,082)
Activity in deferred compensation plan	(5)	(6)	(160)	-	-	-	(166)
Issuance of common stock-restricted stock	58	72	(72)	-	-	-	-
Transition adjustment for the adoption of SFAS 123(R)	-	-	(1,773)	-	1,773
Issuance of common stock-acquisition related	608	760	15,712				16,472
Common stock repurchased and retired	(95)	(119)	(2,651)	-	-	-	(2,770)
Stock based compensation expense	-	-	1,641	-	-	-	1,641
Tax benefit associated with stock plans	-	-	1,875	-	-	-	1,875
BALANCE, December 31, 2006	15,586	19,482	71,762	109,952	-	(314)	$200,882

Comprehensive income:
Net income				16,842			$16,842
Other comprehensive income, net of tax:
Net unrealized investment/derivative gains						(119)	(119)
Other comprehensive income, net of tax							(119)
Comprehensive income							$16,723
Cash dividends, $.51 per common share				(8,002)			(8,002)

Issuance of common stock-stock options	162	202	2,123				2,325
Redemption of stock pursuant to stock plans	(22)	(28)	(611)				(639)
Activity in deferred compensation plan	(2)	(2)	(82)				(84)
Issuance of common stock-restricted stock	74	93	(93)				-
Common stock repurchased and retired	(205)	(256)	(5,591)				(5,847)
Stock based compensation expense			2,030				2,030
Tax benefit associated with stock plans			853				853
BALANCE, December 31, 2007	15,593	$19,491	$70,391	$118,792	$-	$(433)	$208,241

See notes to consolidated financial statements

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations. West Coast Bancorp’s activities include offering a full range of financial services through 63 branch offices in western Oregon and Washington. West Coast Trust Company, Inc. (“West Coast Trust”) provides fiduciary, agency, trust and related services, and life insurance products.

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or “the Company”), which operates its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust and Totten, Inc., after elimination of intercompany transactions and balances. West Coast Statutory Trusts III, IV, V, VI, VII and VIII are considered related parties to West Coast Bancorp and their financial results are not consolidated in West Coast Bancorp’s financial statements.

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

     Operating Segments. Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information, requires public enterprises to report certain information about their operating segments in the financial statements. The basis for determining the Company’s operating segments is the way in which management operates the businesses. Bancorp has identified two business segments, banking and other which include transactions of West Coast Trust. See Note 23, “Segment and related information” for more detail.

     Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, interest bearing deposits in other banks, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one-day periods.

     Supplemental Cash Flow Information. For purposes of reporting cash flows, cash and cash equivalents include cash on hand, amounts due from banks and federal funds sold. The following table presents supplemental cash flow information for the years ended December 31, 2007, 2006 and 2005. See note 2, “Acquisition”, for additional information.

(Dollars in thousands)	December 31,
	2007	2006	2005
Supplemental cash flow information:
Cash paid in the year for:
Interest	$68,330	$49,155	$26,171
Income taxes	$19,131	$14,119	$13,641
Noncash investing and financing activities:
Change in unrealized gain (loss) on available
for sale securities and derivatives, net of tax	$(119)	$741	$(1,463)
Dividends declared and accrued in other liabilities	$2,110	$1,873	$1,550
Net activity in other real estate owned	$3,793	$-	$-
Stock issued for acquisition	$-	$16,472	$-

     Trading Securities. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with unrealized gains and losses included in earnings. Trading assets held at December 31, 2007 and 2006 are related solely to assets held in a Rabbi Trust for benefit of the Company’s deferred compensation plans.

     Investment Securities. Investment securities are classified as either available for sale or held to maturity. For purposes of computing gains and losses, cost of securities sold is determined using the specific identification method. Available for sale securities are carried at fair value with unrealized gains and losses, net of any tax effect, added to or deducted directly from stockholders’ equity. Held to maturity securities are carried at amortized cost. The Company does not have any held to maturity securities as of December 31, 2007 or 2006. The Company analyzes investment securities for other than temporary impairment on a periodic basis. Declines in fair value that are deemed other than temporary, if any, are reported in non-interest income.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Federal Home Loan Bank Stock. Included in investment securities available for sale is the Bank’s investment in Federal Home Loan Bank of Seattle (“FHLB”) stock, which is carried at par value, which reasonably approximates its fair value. The Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages, total assets or FHLB advances. Stock redemptions are at the discretion of the FHLB.

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

     Loans. Loans are reported net of unearned income. Interest income on loans is accrued daily on the unpaid principal balance outstanding as earned.

     Loan Fees and Direct Loan Origination Costs. Loan origination and commitment fees and direct loan origination costs are deferred and recognized as an adjustment to the yield over the life of the related loans.

     Commitments to Extend Credit. Unfunded loan commitments are generally related to providing credit facilities to customers of the bank and are not actively traded financial instruments. These unfunded commitments are disclosed as commitments to extend credit in Note 21 in the Notes to Consolidated Financial Statements.

     Nonaccrual Loans. Loans (including impaired loans) are placed on nonaccrual status when the collection of interest or principal has become 90 days past due or is otherwise considered doubtful. When a loan is placed on nonaccrual status, unpaid accrued interest is reversed. Future interest payments are generally applied against principal. Certain customers having financial difficulties may have the terms of their loan agreements modified to require only principal payments and, as such, are reported as nonaccrual.

     Subsequent to December 31, 2007, management amended the Bank’s loan policy in a manner that will accelerate the timing of placement of certain segments of the construction loan portfolio on nonaccrual status.  As a consequence of this policy change, interest reversals recorded in interest income related to loans placed on nonaccrual will occur sooner.  The amendment to the loan policy will also restrict the permitted use and timing of the method for capitalizing construction loan interest into the unpaid balance of construction loans.  See note 5, “Loans and Allowance for Credit Losses”, for additional information.  The adoption of the amendments to the loan policy did not have a material impact on the December 31, 2007 financial statements.

     Impaired Loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent. Loans that are currently measured at fair value or at lower of cost or fair value and certain large groups of smaller balance homogeneous loans that are collectively measured for impairment are excluded.

     Allowance for Credit Losses. The allowance for credit losses is comprised of two components; the allowance for loan losses and the reserve for unfunded commitments. The allowance for loan losses is a calculation applied to outstanding loan balances, while the reserve for unfunded commitments is based upon a calculation applied to that portion of total loan commitments not yet funded for the period reported.

     The allowance for credit losses is based on management’s estimates. Management determines the adequacy of the allowance for credit losses based on evaluations of the loan portfolio, recent loss experience and other factors, including economic conditions. The Company determines the amount of the allowance for credit losses required for certain sectors based on relative risk characteristics of the loan portfolio. Actual losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known. The allowance for credit losses is increased by provisions for credit losses in operating earnings. Losses are charged to the allowance while recoveries are credited to the allowance.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Reserve for Unfunded Commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb losses associated with the Bank’s commitment to lend funds under existing agreements such as letters or lines of credit or construction loans. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments as well as pooled commitments with similar risk characteristics and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in the provision for credit losses in the income statement in the periods in which they become known.

     As of September 30, 2007, we reclassified $1.0 million of the allowance for loan losses to a reserve for unfunded loan commitments. The reclassification of a portion of our allowance for loans losses to a separate reserve had no impact on our provision for loan losses expense. Expense associated with unfunded commitments was recorded in the provision for credit losses in the income statement, and this practice will continue in the future.

     Other Real Estate Owned. Other real estate owned (“OREO”) is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated cost to sell at the date of acquisition are charged to the allowance for credit losses. Management periodically reviews OREO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any further OREO write-downs are charged to other noninterest expense. Net expenses from operations of OREO properties are included in other noninterest expense in the statements of income.

     Premises and Equipment. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Land is carried at cost. The provision for depreciation is computed on the straight-line method over the estimated useful lives of the related assets. In general, furniture and equipment is recorded with a useful life of 3 to 10 years, software and computer related equipment is recorded for 3 to 5 years and buildings are recorded for periods up to 40 years. Leasehold improvements are amortized over the life of the related lease, or the life of the related assets, whichever is shorter. Expenditures for major renovations and betterments of the Company’s premises and equipment are capitalized. Improvements are capitalized and depreciated over their estimated useful lives. Minor repairs, maintenance and improvements are charged to operations as incurred. When property is replaced or otherwise disposed of, the cost of such assets and the related accumulated depreciation are removed from their respective accounts. Related gain or loss, if any, is recorded in current operations.

     Goodwill and Intangible Assets. At December 31, 2007, Bancorp had $14.5 million in goodwill and other intangible assets. Goodwill and other intangibles are periodically tested for impairment when impairment indicators exist, and at least once annually. If impairment was deemed to exist, the asset would be written down, with a charge to earnings.

     Servicing of Financial Assets. Bancorp originates loans under SBA loan programs. Bancorp periodically sells such loans, and retains servicing rights on the loans originated and sold. The fair value of the servicing rights are determined based upon discounted cash flow analysis and such servicing rights are being amortized in proportion to, and over the period of, estimated future net servicing income. The servicing rights are periodically evaluated for impairment. No impairment was recognized during 2007, 2006, or 2005.

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

     Borrowings. Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short-term borrowed funds mature within one year from the transaction date. Long-term borrowed funds extend beyond one year.

     Earnings Per Share Calculation. Earnings per share is calculated by dividing net income by the weighted average number of common shares outstanding during the year. Diluted earnings per share is calculated by adjusting income and outstanding shares, assuming conversion of all potentially dilutive securities, using the treasury stock method.

     Service Charges on Deposit Accounts. Service charges on deposit accounts primarily represent monthly fees based on minimum balances or transaction-based fees. These fees are recognized as earned or as transactions occur and services are provided.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Payment Systems Revenue. Credit and debit card revenue includes interchange income from credit and debit cards, annual fees, and other transaction and account management fees. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by the credit card associations and are based on cardholder purchase volumes. The Company records interchange income as transactions occur. Transaction and account management fees are recognized as transactions occur or services are provided, except for annual fees, which are recognized over the applicable period. Volume-related payments to partners and credit card associations and expenses for rewards programs are also recorded within credit and debit card revenue. Payments to partners and expenses related to rewards programs are recorded when earned by the partner or customer. Merchant processing services revenue consists principally of transaction and account management fees charged to merchants for the electronic processing of transactions, net of interchange fees paid to the credit card issuing bank, card association assessments, and revenue sharing amounts, and are all recognized at the time the merchant’s transactions are processed or other services are performed. The Company may enter into revenue sharing agreements with referral partners or in connection with purchases of merchant contracts from sellers. The revenue sharing amounts are determined primarily on sales volume processed or revenue generated for a particular group of merchants. Merchant processing revenue also includes revenues related to point-of -sale equipment recorded as sales when the equipment is shipped or as earned for equipment rentals.

     Trust and Investment Services Revenue. Trust and investment management fees are recognized over the period in which services are performed and are based on a percentage of the fair value of the assets under management or administration, fixed based on account type, or transaction-based fees.

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

     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. This statement is effective for fiscal year and interim periods 2008. Management is currently evaluating the potential impact of this statement on the Company.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value with changes in fair value reported in earnings. In addition, it requires disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for fiscal year 2008. Management is currently evaluating the potential impact of this statement on the Company.

     On December 4, 2007, the FASB issued SFAS No. 141(Revised), “Business Combinations” (“SFAS No. 141(R)”), and SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements,” an amendment of ARB No. 51 (“SFAS No. 160”). These new standards are the outcome of a joint project with the International Accounting Standards Board (“IASB”). SFAS No. 141(R) and SFAS No. 160 introduce significant changes in the accounting for and reporting of business acquisitions and noncontrolling interests in a subsidiary. SFAS No. 141(R) and SFAS No. 160 continue the movement toward the greater use of fair values in financial reporting and increased transparency through expanded disclosures. SFAS No. 141(R) changes how business acquisitions are accounted for and will impact financial statements at the acquisition date and in subsequent periods. SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders. SFAS No. 141(R) and SFAS No. 160 are effective for fiscal year 2010. Management is currently evaluating the potential impact of SFAS No. 141(R) and SFAS No. 160 on the Company.

     In September 2006, the FASB's Emerging Issues Task Force ("EITF") reached a consensus on EITF Issue No. 06-4, "Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements" ("EITF 06-4"). This addresses endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and an employee split the insurance policy's cash surrender value and/or death benefits.

The EITF consensus would require that the deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits would be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance.

     EITF 06-4 is effective for fiscal year 2008. Management is currently evaluating the potential impact of EITF 06-04 on the Company.

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

(In thousands, except per share amounts)	December 31,
	2006	2005
Net interest income	$103,166	$90,888
Provision for loan loss	2,733	2,339
Noninterest income	28,217	23,331
Noninterest expense	84,534	77,089
Income before income taxes	44,116	34,791
Provision for income taxes	15,213	10,953
Net income	$28,903	$23,838

Basic earnings per share	$1.89	$1.56
Diluted earnings per share	$1.80	$1.49

Weighted average common shares	15,322	15,266
Weighted average dilutive shares	16,015	15,952

3. INVESTMENT SECURITIES

     The following table presents the available for sale investment portfolio as of December 31, 2007 and 2006:

(Dollars in thousands)
December 31, 2007	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$200	$7	$-	$207
U.S. Government agency securities	60,554	1,009	(6)	61,557
Corporate securities	20,201	14	(647)	19,568
Mortgage-backed securities	85,050	135	(988)	84,197
Obligations of state and political subdivisions	85,876	577	(347)	86,106
Equity investments and other securities	18,258	7	(475)	17,790
Total	$270,139	$1,749	$(2,463)	$269,425

(Dollars in thousands)
December 31, 2006	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Government agency securities	$125,428	$377	$(350)	$125,455
Corporate securities	23,753	206	(74)	23,885
Mortgage-backed securities	85,675	88	(1,286)	84,477
Obligations of state and political subdivisions	75,670	534	(331)	75,873
Equity investments and other securities	18,616	556	(210)	18,962
Total	$329,142	$1,761	$(2,251)	$328,652

     Gross realized gains in 2007, 2006, and 2005 were $96,000, $43,000, and $0, respectively. Gross realized losses in 2007, 2006, and 2005 were $163,000, $729,000, and $2,032,000, respectively. Dividends on investment securities for the years 2007, 2006, and 2005 were $302,000, 280,000, and 301,000, respectively. Securities with a fair value of approximately $89.1 million and $91.6 million were pledged to secure public deposits at December 31, 2007 and 2006, respectively. At December 31, 2007 and December 31, 2006, Bancorp had no reverse repurchase agreements. No outstanding mortgage-backed securities were classified as high risk at December 31, 2007 or 2006, under applicable regulatory guidelines.

3. INVESTMENT SECURITIES (continued)

     The following table provides information on investment securities with 12 month or greater continuous unrealized losses as of December 31, 2007:

(Dollars in thousands)	Amortized cost of	Fair value of
December 31, 2007	securities with an	securities with an
	unrealized loss more than	unrealized loss more than	Unrealized
	12 continuous months	12 continuous months	Gross Losses
U.S. Government agency securities	$675	$672	$(3)
Mortgage-backed securities	45,116	44,261	(855)
Obligations of state and political subdivisions	10,025	9,916	(109)
Equity investments and other securities	5,007	4,880	(127)
Total	$60,823	$59,729	$(1,094)

     There were 45 investment securities with a 12 month or greater continuous unrealized loss in the investment portfolio at December 31, 2007, with a total unrealized loss of $1.1 million. At December 31, 2006, there were 73 investment securities with a 12 month or greater, continuous unrealized loss in the investment portfolio, with a total unrealized loss of $1.9 million. The unrealized loss on these securities was primarily due to changes in interest rates subsequent to their purchase. The value of most of our securities fluctuates as market interest rates change. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary. The Company has the ability and intent to hold securities with unrealized losses until their values recover.

     The following table provides information on investment securities which have an unrealized loss and have been in an unrealized loss position for less than 12 months as of December 31, 2007:

(Dollars in thousands)	Amortized cost of	Fair value of
December 31, 2007	securities with an	securities with an
	unrealized loss less than	unrealized loss less than	Unrealized
	12 continuous months	12 continuous months	Gross Losses
U.S. Government agency securities	$504	$501	$(3)
Corporate securities	14,189	13,542	(647)
Mortgage-backed securities	21,928	21,795	(133)
Obligations of state and political subdivisions	22,555	22,317	(238)
Equity investments and other securities	2,947	2,599	(348)
Total	$62,123	$60,754	$(1,369)

     There were a total of 47 securities in Bancorp’s investment portfolio at December 31, 2007, that have been in a continuous unrealized loss position for less than 12 months, with a book value of $62.1 million and a total unrealized loss of $1.4 million. At December 31, 2006, there were a total of 39 securities in Bancorp’s investment portfolio that have been in a continuous unrealized loss position for less than 12 months, with a book value of $59.7 million and a total unrealized loss of $.3 million. The unrealized loss on our investment securities portfolio was substantially due to an increase in interest rates subsequent to purchasing these securities. The fair value of these securities fluctuates as market interest rates change. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary. The Company has the ability and intent to hold securities with a stated maturity until the value recovers.

4. MATURITIES OF INVESTMENT SECURITIES

     The follow table presents the maturities of the investment portfolio at December 31, 2007:

(Dollars in thousands)	Available for sale
December 31, 2007	Amortized cost	Fair value
U.S. Treasury securities
One year or less	$-	$-
After one year through five years	200	207
After five through ten years	-	-
Due after ten years	-	-
Total	200	207

U.S. Government agency securities:
One year or less	$9,103	$9,139
After one year through five years	48,543	49,412
After five through ten years	1,959	2,003
Due after ten years	949	1,003
Total	60,554	61,557

Corporate securities:
One year or less	2,001	2,005
After one year through five years	-	-
After five through ten years	4,210	4,115
Due after ten years	13,990	13,448
Total	20,201	19,568

Obligations of state and political subdivisions:
One year or less	3,170	3,185
After one year through five years	26,672	26,887
After five through ten years	34,306	34,509
Due after ten years	21,728	21,525
Total	85,876	86,106

Sub-total	166,831	167,438

Mortgage-backed securities	85,050	84,197
Equity investments and other securities	18,258	17,790
Total securities	$270,139	$269,425

     Mortgage-backed securities, including collateralized mortgage obligations and asset-backed securities, have maturities that will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The following table presents the loan portfolio as of December 31, 2007 and 2006:

(Dollars in thousands)	December 31,
	2007	2006
Commercial loans	$504,101	$463,188
Real estate construction	517,988	365,954
Real estate mortgage	330,803	287,495
Commercial real estate	796,622	804,865
Installment and other consumer	23,155	26,188
Total loans	2,172,669	1,947,690
Allowance for loan losses	(46,917)	(23,017)
Total loans, net	$2,125,752	$1,924,673

     As of September 30, 2007, we reclassified a portion of the allowance for loan losses and recorded a reserve for unfunded loan commitments. The amount reclassified into a reserve for unfunded commitments on the balance sheet was $1.0 million or ..05% of total loans. At December 31, 2007, the reserve for unfunded commitments was $8.0 million. For purposes of comparison to prior periods, the combined allowance for loan losses and reserve for unfunded commitments, defined as the total allowance for credit losses, is presented in the table below.

     The following is an analysis of the changes in the allowance for credit losses:

(Dollars in thousands)	Year Ending December 31,
	2007	2006	2005
Balance, beginning of period	$23,017	$20,469	$18,971
Provision for credit losses	38,956	2,733	2,175
Losses charged to the allowance	(7,713)	(1,921)	(1,624)
Recoveries credited to the allowance	643	849	947
Allowance for loan losses, from acquisition	-	887	-
Balance, end of period	$54,903	$23,017	$20,469

Components of allowance for credit losses
Allowance for loan losses	$46,917	$23,017	$20,469
Reserve for unfunded commitments	7,986	-	-
Total allowance for credit losses	$54,903	$23,017	$20,469

     The provision for credit losses of $38.9 million increased $36.2 million in 2007 compared to 2006, largely due to the significant fourth quarter provision for credit losses of $27.8 million associated with our two-step loan portfolio as well as higher net loan charge-offs in the commercial and residential construction loan portfolios.

     Loans on which the accrual of interest has been discontinued amounted to approximately $26.4 million, $1.5 million and $1.1 million at December 31, 2007, 2006, and 2005, respectively. Subsequent to December 31, 2007, management amended the Bank’s loan policy in a manner that will accelerate the timing of placement of certain segments of the construction loan portfolio on nonaccrual status.  As a consequence of this policy change, interest reversals recorded in interest income related to loans placed on nonaccrual will occur sooner.  If the revised loan policy was in place as of December 31, 2007, nonaccrual loans would have been approximately $55.3 million compared to the reported 26.4 million.

     Interest income foregone on nonaccrual loans was approximately $1.4 million, $.1 million and $.1 million in 2007, 2006, and 2005, respectively.

     At December 31, 2007 and 2006, Bancorp’s recorded investment in certain loans that were considered to be impaired was $33.2 million and $6.2 million, respectively. Of these impaired loans, $21.7 million and $2.5 million, respectively, had a specific related valuation allowance of $3.6 million and $1.2 million, respectively, while $11.5 million and $3.7 million did not require a specific valuation allowance at the same dates. Management believes the balance of the allowance for credit losses in excess of these specific reserves is adequate to absorb losses on all loans and loan commitments in the portfolio. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may need to significantly adjust the allowance for credit losses, considering current factors at the time, including economic or market condition and ongoing internal and external examination processes.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

     The average recorded investment in impaired loans for the years ended December 31, 2007, 2006, and 2005 was approximately, $15.5 million, $3.8 million and $4.4 million, respectively. For the years ended December 31, 2007, 2006 and 2005, interest income recognized on impaired loans totaled $23,000, $220,000, and $272,000, respectively, all of which was recognized on a cash basis.

     At December 31, 2007 and 2006, Bancorp had $1.4 million and $.9 million, respectively, of overdrafts classified as loans in the installment and other consumer loan category.

     The Bank makes commercial, residential and consumer loans to customers primarily throughout Oregon and Washington. The Bank’s strategy for credit risk management includes well defined credit policies, specific underwriting criteria, and ongoing risk monitoring and review processes for all credit exposures. The Bank’s exposure to credit risk associated with its lending activities is measured on groups of loans with similar characteristics or on individual loans. Although the Bank has a diversified loan portfolio, a substantial portion of the loans in the portfolio were made to borrowers whose ability to honor their loan contracts is dependent upon the economies of Oregon and/or Washington. In addition, we have identified the Bank’s two-step residential construction loan (“two-step loan”) portfolio, which is a portion of our real estate construction loan portfolio, as having a concentration of credit risk.

     Given certain market disruptions occurring over the second half of 2007, loans in the two-step loan portfolio (“two-step loan”) have demonstrated a greater rate of nonpayment than other categories of loans in the Bank’s loan portfolio. Common issues giving rise to nonpayment by two-step loan borrowers include: difficulties obtaining permanent financing, construction delays or cost overruns, valuations on completed projects below expectations, borrower cash flow limitations, and borrowing for investment purposes without the capacity to carry the property through a down sales cycle.

     The following table presents information on the Bank’s real estate construction loans including two-step loans for the dates shown:

	December 31,
	2007		2006
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial construction	$90,670	17%	$63,592	17%
Two-step residential construction loans	262,952	51%	171,692	47%
Residential construction to builder	80,737	16%	62,709	17%
Residential subdivision or site development	84,620	16%	70,351	20%
Net deferred fees	(991)	0%	(2,390)	-1%
Total real estate construction loans	$517,988	100%	$365,954	100%

6. PREMISES AND EQUIPMENT

     Premises and equipment consists of the following:

(Dollars in thousands)	December 31,
	2007	2006
Land	$4,439	$4,465
Buildings and improvements	28,809	26,760
Furniture and equipment	28,695	28,478
Construction in progress	3,339	1,413
	65,282	61,116
Accumulated depreciation	(30,549)	(29,029)
Total	$34,733	$32,087

Depreciation included in occupancy and equipment expense amounted to $4.6 million, $3.6 million, and $3.0 million for the years ended December 31, 2007, 2006, and 2005, respectively. The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists.

7. GOODWILL AND INTANGIBLE ASSETS

     The following table summarizes the changes in Bancorp’s goodwill and core deposit intangible asset for the years ended December 31, 2007 and 2006:

(Dollars in thousands)		Core deposit
	Goodwill	intangible
Balance, January 1, 2006	$-	$180
Additions	13,059	2,228
Amortization	-	(435)
Balance, December 31, 2006	$13,059	$1,973
Amortization	-	(541)
Balance, December 31, 2007	$13,059	$1,432

     Acquired goodwill and core deposit intangible are related to the acquisition of Mid-Valley Bank. Management evaluates goodwill on an annual basis as of April 30, or when other impairment indicators exist. All acquired goodwill resides in the Bank operating segment.

     The following table presents the forecasted core deposit intangible asset amortization expense for 2008 through 2012.

(Dollars in thousands)	Full year
expected
Year	amortization
2008	$438
2009	358
2010	279
2011	199
2012	119

8. OTHER ASSETS

     The following table summarizes Bancorp’s other assets for the years ended December 31, 2007 and 2006:

(Dollars in thousands)	December 31,
	2007	2006
Deferred tax assets, net	$18,314	$5,359
Accrued interest receivable	16,540	16,620
Investment in affordable housing tax credits	6,889	7,568
Other real estate owned	3,255	-
Other	16,032	11,202
Total other assets	$61,030	$40,749

     Bancorp has invested in two limited partnerships that operate qualified affordable housing properties. Tax credits and tax deductions from operating losses are passed through the partnerships to Bancorp. The Company accounts for these investments using the equity method.

9. BORROWINGS

     The following table summarizes Bancorp’s borrowings for the years ended December 31, 2007 and 2006:

(Dollars in thousands)	December 31,
	2007	2006
Short-term borrowings-
FHLB advances	$167,000	$130,418
Long-term borrowings-
FHLB non-putable advances	68,100	52,991
FHLB putable advances	15,000	5,000
Total long-term borrowings	83,100	57,991
Total borrowings	$250,100	$188,409

     Long-term borrowings at December 31, 2007 consist of notes with fixed maturities and putable advances with the FHLB totaling $83.1 million. Total long-term borrowings with fixed maturities were $68.1 million with rates ranging from 3.72% to 5.42%. Bancorp had two putable advances totaling $15.0 million with original terms of three and five years at a rate of 3.36 % to 4.46%, with various put options and final maturities in September 2010 and June 2009. Principal payments due at maturity on Bancorp’s long-term borrowings at December 31, 2007 are $25.0 million in 2009, $32.6 million in 2010, $5.4 million in 2011, and $20.1 million in 2012, with no balances due thereafter.

     Long-term borrowings at December 31, 2006 consisted of notes with fixed maturities and putable advances with the FHLB totaling $58.0 million. Total long-term borrowings with fixed maturities were $53.0 million with rates ranging from 3.13% to 5.43% Bancorp’s putable advances total $5.0 million with an original term of five years at a rate of 3.36%, quarterly put options if LIBOR exceeds 6% and a final maturity in June 2009.

     FHLB advances are collateralized as provided for in the advance, pledge and security agreements with the FHLB, by certain investment securities and mortgage-backed securities, stock owned by Bancorp including deposits at the FHLB and certain qualifying loans. At December 31, 2007 the Company had additional borrowing capacity available at the FHLB of $269.2 million. In addition, we had credit lines which totaled $145.0 million at five institutions. The maximum amount outstanding from the FHLB under term advances at month end during 2007 and 2006 was $193.5 million and $130.4 million, respectively.

     Bancorp had no outstanding Federal Funds purchased or reverse repurchase agreements at December 31, 2007 and 2006.

10. JUNIOR SUBORDINATED DEBENTURES

     At December 31, 2007, six wholly-owned subsidiary grantor trusts established by Bancorp had issued and sold $51 million of pooled trust preferred securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture. The trusts used all of the net proceeds from each sale of trust preferred securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures and may be subject to earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table is a summary of outstanding trust preferred securities at December 31, 2007:

(Dollars in thousands)
		Trust preferred			Rate at
Issuance Trust	Issuance date	security amount	Rate type (1)	Initial rate	12/31/07	Maturity date
West Coast Statutory Trust III	September 2003	$7,500	Fixed	6.75%	6.75%	September 2033
West Coast Statutory Trust IV	March 2004	$6,000	Fixed	5.88%	5.88%	March 2034
West Coast Statutory Trust V	April 2006	$15,000	Variable	6.79%	6.42%	June 2036
West Coast Statutory Trust VI	December 2006	$5,000	Variable	7.04%	6.67%	December 2036
West Coast Statutory Trust VII	March 2007	$12,500	Variable	6.90%	6.54%	March 2037
West Coast Statutory Trust VIII	June 2007	$5,000	Variable	6.74%	6.37%	June 2037
	Total	$51,000		Weighted rate	6.45%
(1) The variable rate preferred securities reprice quarterly.

     The total amount of trust preferred securities outstanding at December 31, 2007, was $51 million. The interest rates on the trust preferred securities issued in April 2006, December 2006, March 2007, and June 2007 reset quarterly and are tied to the London Interbank Offered Rate (“LIBOR”) rate. The Company has the right to redeem the debentures of the September 2003 issuance in September 2008; the March 2004 issuance in March 2009; the April 2006 issuance in June 2011; the December 2006 issuance in December 2011; the March 2007 issuance in March 2012, and the June 2007 issuance in June 2012.

     The junior subordinated debentures issued by Bancorp to the grantor trusts, totaling $51 million, are reflected in our consolidated balance sheet in the liabilities section at December 31, 2007 and 2006, under the caption “junior subordinated debentures.” Bancorp records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. Bancorp recorded $1.6 and $1.3 million in other assets in the consolidated balance sheet at December 31, 2007 and 2006, respectively, for the common capital securities issued by the issuing trusts.

11. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases land and office space under 52 leases, of which 49 are long-term operating leases that expire between 2008 and 2023. At the end of most of the respective lease terms, Bancorp has the option to renew the leases at fair market value. At December 31, 2007, minimum future lease payments under these leases and other operating leases were:

(Dollars in thousands)	Minimum Future
Year	Lease Payments
2008	$3,705
2009	3,572
2010	3,283
2011	3,081
2012	2,968
Thereafter	12,637
Total	$29,246

     Rental expense for all operating leases was $3.7 million, $3.0 million, and $2.6 million for the years ended December 31, 2007, 2006, and 2005, respectively.

     For the year ended December 31, 2007, the Company reversed an accrued liability in the amount of $1.4 million pretax for management’s estimate of loss exposure with respect to a legal matter as a result of a favorable jury verdict and settlement of the matter. The reversal of this accrued liability is reflected in the consolidated statements of income for the year ended December 31, 2007, as a decrease in noninterest expense.

      Bancorp is periodically party to other litigation arising in the ordinary course of business. Based on information currently known to management, although there are uncertainties inherent in litigation, we do not believe there is any legal action to which Bancorp or any of its subsidiaries is a party that, individually or in the aggregate, will have a materially adverse effect on Bancorp’s financial condition and results of operations, cashflow, or liquidity.

12. INCOME TAXES

     The provision for income taxes for the last three years consisted of the following:

(Dollars in thousands)	Year ended December 31,
	2007	2006	2005
Current
Federal	$17,401	$13,009	$8,510
State	2,599	1,874	782
	20,000	14,883	9,292
Deferred
Federal	(11,143)	369	1,489
State	(1,736)	58	230
	(12,879)	427	1,719
Total
Federal	6,258	13,378	9,999
State	863	1,932	1,012
Total	$7,121	$15,310	$11,011

12. INCOME TAXES (continued)

     Net deferred taxes are included in other assets on the Company’s balance sheet. The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2007 and 2006 are presented below:

(Dollars in thousands)	December 31,
	2007	2006
Deferred tax assets:
Allowance for loan losses	$18,030	$8,845
Reserve for unfunded commitments	3,069	-
Net unrealized loss on investments
available for sale	280	193
Net unrealized loss on
derivatives-Swap	-	11
Deferred employee benefits	1,092	1,293
Accrued contingency expense	-	526
Loss on impairment of securities	405	506
Stock option and restricted stock	488	320
Other	1,015	450
Total deferred tax assets	24,379	12,144

Deferred tax liabilities:
Accumulated depreciation	1,134	1,437
Loan origination costs	2,365	2,420
Federal Home Loan Bank stock dividends	1,826	1,826
Intangible assests	458	645
Other	282	457
Total deferred tax liabilities	6,065	6,785
Net deferred tax assets	$18,314	$5,359

     Based on historical performance, the Company believes it is more likely than not that the net deferred tax assets at December 31, 2007 and 2006 will be used to reduce future taxable income and therefore no valuation allowance associated with deferred tax assets has been established at December 31, 2007 and 2006.

     The effective tax rate varies from the federal income tax statutory rate. The reasons for the variance are as follows:

(Dollars in thousands)	Year ended December 31,
	2007	2006	2005
Expected federal income tax provision (1)	$8,387	$15,599	$12,198
State income tax, net of federal income tax effect	561	1,256	658
Interest on obligations of state and political subdivisions
exempt from federal tax	(1,247)	(1,068)	(973)
Investment tax credits	(598)	(521)	(521)
Bank owned life insurance	(303)	(286)	(291)
Stock options	149	186	-
Other, net	172	144	(60)
Total	$7,121	$15,310	$11,011

(1) Federal income tax provision applied at 35%.

     Bancorp is subject to U.S. federal income tax and income tax of the State of Oregon. The years 2004 through 2006 remain open to examination for federal income taxes, and years 2003 through 2006 remain open for State examination. As of January 1, 2007, and December 31, 2007, Bancorp had no unrecognized tax benefits or uncertain tax positions. In addition, Bancorp had no accrued interest or penalties as of January 1, 2007 or December 31, 2007. It is Bancorp’s policy to record interest and penalties as a component of income tax expense.

13. STOCKHOLDERS’ EQUITY AND REGULATORY REQUIREMENTS

     Authorized capital of Bancorp includes 10,000,000 shares of Preferred Stock no par value, none of which were issued at December 31, 2007, or 2006.

     In July 2000, Bancorp announced a stock repurchase program that was expanded in September 2000, June 2001, September 2002, April 2004, and by 1.0 million shares in September 2007. Under this plan, the Company can purchase up to 4.88 million shares of the Company’s common stock. The Company intends to use existing funds and/or long-term borrowings to finance the repurchases. Total shares available for repurchase under this plan are 1,052,000 at December 31, 2007. The following table presents information with respect to Bancorp’s stock repurchase program.

			Average cost per
(Shares and dollars in thousands)	Shares repurchased in period	Cost of shares repurchased	share
Year ended 2000	573	$ 5,264	$ 9.19
Year ended 2001	534	6,597	12.35
Year ended 2002	866	13,081	15.11
Year ended 2003	587	10,461	17.81
Year ended 2004	484	10,515	21.73
Year ended 2005	484	11,815	24.41
Year ended 2006	95	2,770	29.16
Year ended 2007	205	5,847	28.52
Plan to date total	3,828	$66,350	$17.33

     The Federal Reserve and Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and member banks. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off balance sheet items. The Federal Reserve and FDIC risk based capital guidelines require banks and bank holding companies to have a ratio of Tier 1 capital to total risk weighted assets of at least 4%, and a ratio of total capital to total risk weighted assets of 8% or greater. In addition, the leverage ratio of Tier 1 capital to total average assets less intangibles is required to be at least 3%. Bancorp and its bank subsidiary’s capital components, classification, risk weightings and other factors are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain action by regulators that, if undertaken, could have a material effect on Bancorp’s financial statements. As of December 31, 2007, Bancorp and its subsidiary bank are considered “Well Capitalized” under current risk based capital regulatory guidelines, which require well capitalized banks and bank holding companies to maintain Tier 1 capital of at least 6%, total risk based capital of at least 10% and a leverage ratio of at least 5%. Management believes that no events or changes in conditions have subsequently occurred which would significantly change Bancorp’s capital position. Dividends are limited under federal and Oregon laws and regulations pertaining to Bancorp’s financial condition. Payment of dividends by the Bank may also be subject to restriction by state and federal banking regulators. Under the restrictions of maintaining adequate minimum capital, as of December 31, 2007, the Bank could have declared dividends totaling $62.8 million without obtaining prior regulatory approval.

     The following table presents selected risk adjusted capital information as of December 31, 2007 and 2006:

	2007				2006

				Percent required				Percent required
			Amount Required	for Minimum			Amount Required	for Minimum
(Dollars in thousands)			For Minimum	Capital			For Minimum	Capital
	Amount	Ratio	Capital Adequacy	Adequacy	Amount	Ratio	Capital Adequacy	Adequacy
Tier 1 Capital
West Coast Bancorp	$244,165	9.88%	$98,804	4%	$227,165	9.85%	$92,277	4%
West Coast Bank	228,976	9.28%	98,687	4%	212,446	9.22%	92,156	4%

Total Capital
West Coast Bancorp	$276,306	11.15%	$197,608	8%	$250,406	10.85%	$184,555	8%
West Coast Bank	260,080	10.54%	197,373	8%	235,688	10.23%	184,311	8%

Leverage Ratio
West Coast Bancorp	$244,165	9.41%	$77,855	3%	$227,165	9.64%	$70,721	3%
West Coast Bank	228,976	8.83%	77,828	3%	212,446	9.01%	70,701	3%

14. BALANCES WITH THE FEDERAL RESERVE BANK

     The Bank is required to maintain cash reserves or deposits with the Federal Reserve equal to a percentage of reservable deposits. The average required reserves for the Bank were $5.0 million and $4.9 million during the years ended December 31, 2007 and 2006, respectively.

15. EARNINGS PER SHARE

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations:

		Weighted Average
(Dollars and shares in thousands)	Net Income	Shares	Per Share Amount

	For the year ended December 31, 2007
Basic earnings	$16,842	15,507	$1.09
Stock options		497
Restricted stock		41
Diluted earnings	$16,842	16,045	$1.05

	For the year ended December 31, 2006
Basic earnings	$29,260	15,038	$1.95
Stock options		648
Restricted stock		44
Diluted earnings	$29,260	15,730	$1.86

	For the year ended December 31, 2005
Basic earnings	$23,840	14,658	$1.63
Stock options		642
Restricted stock		44
Diluted earnings	$23,840	15,344	$1.55

     Bancorp had no reconciling items between net income and income available to common stockholders for the periods reported. There were 145,454 shares having an antidilutive effect on earnings per share in 2007, and there were no shares having an antidilutive effect on earnings per share in 2006 and 2005. Antidilutive shares are excluded from Bancorp’s earnings per share calculations.

16. COMPREHENSIVE INCOME

     The following table displays the components of other comprehensive income for the last three years:

(Dollars in thousands)	Year ended December 31,
	2007	2006	2005
Net income as reported	$16,842	$29,260	$23,840

Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising during the year	(291)	541	(4,713)
Tax (provision) benefit	114	(213)	1,852
Unrealized holding gains (losses) arising during the year, net of tax	(177)	328	(2,861)

Unrealized (losses) gains on derivatives- cash flow hedges	28	(6)	270
Tax benefit (provision)	(11)	2	(106)
Unrealized (losses) gains on derivatives- cash flow hedges, net of tax	17	(4)	164

Less: Reclassification adjustment for impairment and
losses on sales of securities	67	686	2,032
Tax benefit	(26)	(269)	(798)
Net realized losses, net of tax	41	417	1,234

Total comprehensive income	$16,723	$30,001	$22,377

17. TIME DEPOSITS

     Included in time deposits are deposits in denominations of $100,000 or greater, totaling $286.1 million and $250.5 million at December 31, 2007 and 2006, respectively. Interest expense relating to time deposits in denominations of $100,000 or greater was $14.0 million, $9.8 million and $5.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Maturity amounts on Bancorp’s time deposits include $497.8 million in 2008, $28.4 million in 2009, $7.3 million in 2010, $4.8 million in 2011, and $12.0 million in 2012. Included in the maturity amounts are $2.1 million in variable rate time deposits that reprice monthly with maturities in the first quarter of 2008.

18. EMPLOYEE BENEFIT PLANS

     West Coast Bancorp employee benefits include a plan established under section 401(k) of the Internal Revenue Code for certain qualified employees (the “401(k) plan”). Employee contributions up to 100 percent of salaries under the Internal Revenue Code guidelines can be made under the 401(k) plan, of which Bancorp matches 50 percent of the employees’ contributions up to a maximum of three percent of the employees’ eligible compensation. Bancorp may also elect to make discretionary contributions to the plan. Employees vest immediately in their own contributions and earnings thereon and vest in Bancorp’s contributions over five years of eligible service. In 2005 Bancorp made a qualified non-elective contribution in the amount of $700 per full-time employee, excluding certain executive officers, prorated for part time employees and with immediate vesting. Bancorp’s 401(k) plan related expenses totaled $.94 million, $.82 million and $1.17 million for 2007, 2006, and 2005, respectively, of which $0, $0, and $.4 million, respectively, were discretionary.

     Bancorp provides separate non-qualified deferred compensation plans for directors and executive officers (collectively, “Deferred Compensation Plans”) as supplemental benefit plans which permit directors and selected officers to elect to defer receipt of all or any portion of their future salary, bonus or directors’ fees, including with respect to officers, amounts they otherwise might not be able to defer under the 401(k) plan due to specified Internal Revenue Code restrictions on the maximum deferral that may be allowed under that plan. Under the plans, an amount equal to compensation being deferred by participants is placed in a rabbi trust, the assets of which are available to Bancorp’s creditors, and invested consistent with the participants’ direction among a variety of investment alternatives. A deferred compensation liability of $2.4 million was accrued as of December 31, 2007, compared to $2.5 million at December 31, 2006.

     Bancorp has multiple supplemental executive retirement agreements with former and current executives. The following table reconciles the accumulated liability for the benefit obligation of these agreements:

(Dollars in thousands)	Year ended December 31,
	2007	2006
Beginning balance	$1,978	$1,371
Benefit expense	344	677
Benefit payments	(99)	(70)
Ending balance	$2,223	$1,978

     Bancorp’s obligations under supplemental executive retirement agreements are unfunded plans and have no plan assets. The benefit obligation represents the vested net present value of future payments to individuals under the agreements. Bancorp’s benefit expense, as specified in the agreements for the entire year 2008, is expected to be $.3 million. The benefits expected to be paid are presented in the following table:

(Dollars in thousands)

Benefits expected to
Year	be paid
2008	$115
2009	220
2010	185
2011	174
2012	167
2013 through 2017	835

19. STOCK PLANS

     At December 31, 2007, Bancorp maintains multiple stock option plans. Bancorp’s stock option plans include the 2002 Stock Incentive Plan (“2002 Plan”), the 1999 Stock Option Plan, the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan, and the 1995 Directors Stock Option Plan. No additional grants may be made under plans other than the 2002 Plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options and restricted stock awards for up to 1.9 million shares, of which .45 million shares remain available for issue, of which .18 million shares may be allocated to restricted stock awards.

     All stock options have an exercise price that is equal to the closing fair market value of Bancorp’s stock on the date the options were granted. Options granted under the 2002 Plan generally vest over a three or four-year vesting period; however, certain grants have been made that vested immediately. Stock options granted have a ten-year maximum term. Options previously issued under the 1999 or prior plans are fully vested.

     The following table presents information on stock options outstanding for the periods shown.

		2007		2006		2005
		Weighted		Weighted		Weighted
		Avg. Ex.		Avg. Ex.		Avg. Ex.
	2007 Common Shares	Price	2006 Common Shares	Price	2005 Common Shares	Price
Balance, beginning of year	1,470,036	$16.61	1,693,135	$14.80	1,777,854	$13.61
Granted	11,900	31.53	157,775	27.65	217,475	20.76
Exercised	(161,834)	14.36	(366,893)	12.83	(285,944)	11.70
Forfeited	(8,517)	25.17	(13,981)	21.71	(16,250)	19.06
Balance, end of year	1,311,585	$16.97	1,470,036	$16.61	1,693,135	$14.80
Exercisable, end of year	1,099,940		1,151,694		1,392,283

      As of December 31, 2007, outstanding stock options consist of the following:

				Weighted Avg.	Weighted Avg.		Weighted Avg.
Exercise Price Range			Options Outstanding	Exercise Price	Remaining Life	Options Exercisable	Exercise Price
$8.44	-	$ 12.27	381,398	$10.53	2.69	381,398	$10.53
12.50	-	16.24	395,836	15.18	4.34	395,836	15.18
16.49	-	21.32	358,997	20.64	6.35	265,688	20.55
21.92	-	34.13	175,354	27.48	8.26	57,018	26.80
Total			1,311,585	$16.97	4.93	1,099,940	$15.47

19. STOCK PLANS (continued)

     The average fair value of options granted is estimated on the date of grant using the Black-Scholes option-pricing model. There were no non-qualified director options granted in 2007. The following table presents the assumptions used in the fair value calculation:

	Non-Qualified Director Options		Employee Options
	2006	2005	2007	2006	2005
Risk Free interest rates	4.95%	3.88%	4.44%-4.78%	4.35%-5.13%	3.82%-4.46%
Expected dividend	1.64%	1.75%	1.48%-1.66%	1.44%-1.65%	1.52%-1.75%
Expected lives, in years	4	4	4	4	4
Expected volatility	23%	24%	23%	23%	24%
Fair value of options granted	$6.12	$4.32	$6.80	$6.15	$4.35

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

(Dollars in thousands, except share and per share data)	Year ended December 31,
	2007	2006
Intrinsic value of options exercised in the period	$2,706	$6,227

Stock options fully vested and expected to vest:
Number	1,235,652	1,453,658
Weighted avg. exercise price	$16.85	$16.51
Aggregate intrinsic value	$2,044	$26,350
Weighted avg. contractual term of options	4.9 years	5.7 years

Stock options vested and currently exercisable
Number	1,099,940	1,151,694
Weighted avg. exercise price	$15.47	$14.55
Aggregate intrinsic value	$4,385	$23,132
Weighted avg. contractual term of options	4.4 years	4.9 years

     Bancorp grants restricted stock periodically as a part of the 2002 Plan for the benefit of employees and directors. At December 31, 2007, 271,000 shares remained available for grants under the 2002 Plan, of which not more than 178,000 shares can be awarded as restricted stock grants. Restricted stock grants are made at the discretion of the Board of Directors, except with regard to grants to Bancorp’s Section 16 officers, which are made at the discretion of the Board’s Compensation & Personnel Committee. Compensation expense for restricted stock is based on the market price of the Company stock at the date of the grant and amortized on a straight-line basis over the vesting period which is currently one, three or four years for all grants. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested. The restriction is based upon continuous service.

     Restricted stock consists of the following for the years ended December 31, 2007, 2006 and 2005:

		Weighted		Weighted		Weighted
		Average		Average		Average
	2007 Restricted	Grant Date	2006 Restricted	Grant Date	2005 Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of year	123,746	$24.22	123,027	$20.24	107,271	$18.68
Granted	74,170	31.68	57,840	27.67	62,050	21.05
Vested	(47,583)	23.93	(55,715)	19.07	(44,704)	17.65
Forfeited	(2,016)	30.09	(1,406)	22.47	(1,590)	19.30
Balance, end of year	148,317	$27.97	123,746	$24.22	123,027	$20.24

19. STOCK PLANS (continued)

     The balance of unearned compensation related to these restricted shares as of December 31, 2007 and 2006 was $3.1 million and $2.3 million, respectively. Total pre-tax compensation and professional expense recognized for the restricted shares granted to employees and directors was $1.5 million, $1.0 million and $1.0 million in 2007, 2006 and 2005, respectively.

     It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock, rather than issue treasury shares. Bancorp expenses stock options on a straight line basis over the options’ related vesting term. Bancorp recognized pre-tax compensation and professional expense related to stock options of $.5 million and $.6 million in 2007 and 2006, respectively.

20. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

20. FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

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

     The estimated fair values of financial instruments at December 31, 2007 are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$113,802	$113,802
Trading assets	1,582	1,582
Investment securities	269,425	269,425
Net loans (net of allowance for loan losses
and including loans held for sale)	2,128,939	2,151,108
Bank owned life insurance	22,612	22,612

FINANCIAL LIABILITIES:
Deposits	$2,094,832	$2,095,529
Short-term borrowings	167,000	167,000
Long-term borrowings	83,100	83,914

Junior subordinated debentures-variable	37,500	37,500
Junior subordinated debentures-fixed	13,500	13,530

     The estimated fair values of financial instruments at December 31, 2006 are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$93,800	$93,800
Trading assets	1,075	1,075
Investment securities	328,652	328,652
Net loans (net of allowance for loan losses
and including loans held for sale)	1,932,259	1,930,906
Bank owned life insurance	21,718	21,718

Derivative instruments - Swaps	27	27

FINANCIAL LIABILITIES:
Deposits	$2,006,352	$2,003,977
Short-term borrowings	130,418	130,418
Long-term borrowings	57,991	56,529

Junior subordinated debentures-variable	20,000	20,000
Junior subordinated debentures-fixed	21,000	20,717

21. FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

     Financial instruments held or issued for lending-related purposes.

     The Bank has financial instruments with off balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the Consolidated Balance Sheets.

     The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. As of December 31, 2007, outstanding commitments consist of the following:

(Dollars in thousands)	Contract or	Contract or
	Notional Amount	Notional Amount
	December 31, 2007	December 31, 2006
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$395,203	$379,090
Real estate construction	228,418	291,485
Real estate mortgage	205,651	184,571
Commercial real estate	27,116	16,452
Installment and consumer	19,232	19,100
Other [1]	24,223	58,816
Standby letters of credit and financial guarantees	8,081	6,837
Account overdraft protection instruments	54,093	32,714

Total	$962,017	$989,065

1	The category “other” represents commitments extended to clients or borrowers that have been extended but not yet fully executed. These extended commitments are not yet classified nor have they been placed into our loan system.

     Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include real property, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

     Standby letters of credit are conditional commitments issued to support a customer’s performance or payment obligation to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     Interest rates on residential 1-4 family mortgage loan applications are typically rate locked during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days. These loans are locked with various qualified investors under a best-efforts delivery program. The Company makes every effort to deliver these loans before their rate locks expire. This arrangement generally requires the Bank to deliver the loans prior to the expiration of the rate lock. Delays in funding the loans may require a lock extension. The cost of a lock extension at times is borne by the borrower and at times by the Bank. These lock extension costs paid by the Bank are not expected to have a material impact to operations. This activity is managed daily.

22. PARENT COMPANY ONLY FINANCIAL DATA

     The following sets forth the condensed financial information of West Coast Bancorp on a stand-alone basis:

WEST COAST BANCORP
UNCONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)	2007	2006
Assets:
Cash and cash equivalents	$4,102	$5,716
Investment in bank subsidiary	244,047	227,187
Investment in other subsidiaries	3,708	3,238
Other assets	11,977	9,682
Total assets	$263,834	$245,823

Liabilities and stockholders’ equity:
Junior subordinated debentures	$51,000	$41,000
Other liabilities	4,593	3,941
Total liabilities	55,593	44,941
Stockholders’ equity	208,241	200,882
Total liabilities and stockholders’ equity	$263,834	$245,823

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (Dollars in thousands)	2007	2006	2005
Income:
Cash dividends from Bank	$7,000	$7,000	$17,787
Other income	10	65	15
Total income	7,010	7,065	17,802
Expenses:
Interest expense	3,612	2,774	3,215
Other expense	699	650	533
Total expense	4,311	3,424	3,748
Income before income taxes and equity in undistributed
earnings of the subsidiaries	2,698	3,641	14,054
Income tax benefit	1,678	1,310	1,456
Net income before equity in undistributed earnings
of the subsidiaries	4,376	4,951	15,510
Equity in undistributed earnings of the subsidiaries	12,466	24,309	8,330
Net income	$16,842	$29,260	$23,840

22. PARENT COMPANY ONLY FINANCIAL DATA (continued)

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (Dollars in thousands)	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,842	$29,260	$23,840
Adjustments to reconcile net income to net cash
provided by operating activities:
Undistributed earnings of subsidiaries	(12,466)	(24,309)	(8,330)
Increase in other assets	(2,295)	(3,441)	(4,788)
Increase (decrease) in other liabilities	652	1,009	(116)
Tax benefit associated with stock options	-	-	(1,255)
Net cash provided by operating activities	2,733	2,519	9,351

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Mid-Valley Bank stock	-	(5,009)	-
Capital contribution to subsidiaries	(5,000)	(7,500)	-
Net cash used in investing activities	(5,000)	(12,509)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of junior subordinated notes	17,500	20,000	-
Redemption from maturity of junior subordinated notes	(7,500)	(5,000)
Net proceeds from issuance of common stock	2,455	5,334	3,560
Repurchase of common stock	(5,847)	(2,770)	(11,815)
Dividends paid and cash paid for fractional shares	(8,002)	(6,919)	(5,841)
Other, net	2,047	1,624	988
Net cash provided by (used in) financing activities	653	12,269	(13,108)

Net increase (decrease) in cash and cash equivalents	(1,614)	2,279	(3,757)
Cash and cash equivalents at beginning of year	5,716	3,437	7,194
Cash and cash equivalents at end of year	$4,102	$5,716	$3,437

23. SEGMENT AND RELATED INFORMATION

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

	As of and for the year ended
(Dollars in thousands)	December 31, 2007
	Banking	Other	Intercompany	Consolidated
Interest income	$183,067	$123	$-	$183,190
Interest expense	64,857	3,613	-	68,470
Net interest income (expense)	118,210	(3,490)	-	114,720
Provision for credit losses	38,956	-	-	38,956
Noninterest income	30,724	3,721	(947)	33,498
Noninterest expense	82,466	3,780	(947)	85,299
Income (loss) before income taxes	27,512	(3,549)	-	23,963
Provision (benefit) for income taxes	8,505	(1,384)	-	7,121
Net income (loss)	$19,007	$(2,165)	$-	$16,842

Depreciation and amortization	$4,719	$28	$-	$4,747
Assets	$2,641,630	$10,937	$(5,953)	$2,646,614
Goodwill	$13,059	$-	$-	$13,059
Loans, net	$2,125,752	$-	$-	$2,125,752
Deposits	$2,100,018	$-	$(5,186)	$2,094,832
Equity	$244,047	$(35,806)	$-	$208,241

	As of and for the year ended
(Dollars in thousands)	December 31, 2006
	Banking	Other	Intercompany	Consolidated
Interest income	$150,706	$92	$-	$150,798
Interest expense	47,151	2,775	-	49,926
Net interest income (expense)	103,555	(2,683)	-	100,872
Provision for credit losses	2,733	-	-	2,733
Noninterest income	25,733	3,243	(880)	28,096
Noninterest expense	79,065	3,480	(880)	81,665
Income (loss) before income taxes	47,490	(2,920)	-	44,570
Provision (benefit) for income taxes	16,449	(1,139)	-	15,310
Net income (loss)	$31,041	$(1,781)	$-	$29,260

Depreciation and amortization	$3,685	$171	$-	$3,856
Assets	$2,460,705	$12,134	$(7,467)	$2,465,372
Goodwill	$13,059	$-	$-	$13,059
Loans, net	$1,924,673	$-	$-	$1,924,673
Deposits	$2,013,136	$-	$(6,784)	$2,006,352
Equity	$227,186	$(26,304)	$-	$200,882

23. SEGMENT AND RELATED INFORMATION (continued)

	As of and for the year ended
(Dollars in thousands)	December 31, 2005
	Banking	Other	Intercompany	Consolidated
Interest income	$112,909	$82	$-	$112,991
Interest expense	23,215	3,215	-	26,430
Net interest income (expense)	89,694	(3,133)	-	86,561
Provision for credit losses	2,175	-	-	2,175
Noninterest income	21,146	2,753	(800)	23,099
Noninterest expense	70,462	2,972	(800)	72,634
Income (loss) before income taxes	38,203	(3,352)	-	34,851
Provision (benefit) for income taxes	12,318	(1,307)	-	11,011
Net income (loss)	$25,885	$(2,045)	$-	$23,840

Depreciation and amortization	$3,407	$8	$-	$3,415
Assets	$1,993,627	$8,320	$(4,809)	$1,997,138
Loans, net	$1,533,985	$-	$-	$1,533,985
Deposits	$1,653,754	$-	$(4,292)	$1,649,462
Equity	$173,408	$(16,285)	$-	$157,123

24. RELATED PARTY TRANSACTIONS

     As of December 31, 2007 and 2006, the Bank had loan commitments to directors, senior officers, principal stockholders and their related interests totaling $20.9 million and $20.2 million, respectively. These commitments and the loan balances below were made substantially on the same terms in the course of ordinary banking business, including interest rates, maturities and collateral as those made to other customers of the Bank.

     The following table presents a summary of outstanding balances for loans made to directors, senior officers, and principal stockholders of the Company and their related interests:

(Dollars in thousands)	December 31,
	2007	2006
Balance, beginning of period	$8,556	$1,163
New loans and advances	10,423	7,684
Principal payments and payoffs	(89)	(291)
Balance, end of period	$18,890	$8,556

QUARTERLY FINANCIAL INFORMATION (unaudited)

2007
(Dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$45,528	$47,742	$46,148	$43,772
Interest expense	17,253	17,905	17,424	15,888
Net interest income	28,275	29,837	28,724	27,884
Provision for credit losses	29,956	2,700	3,500	2,800
Noninterest income	8,615	8,145	8,705	8,033
Noninterest expense	20,160	22,602	21,500	21,037
Income before income taxes	(13,226)	12,680	12,429	12,080
Provision (benefit) for income taxes	(5,739)	4,350	4,294	4,216
Net income (loss)	$(7,487)	$8,330	$8,135	$7,864

Earnings (loss) per common share:
Basic (loss)	($0.48)	$0.54	$0.52	$0.51
Diluted (loss)	($0.48)	$0.52	$0.50	$0.49

2006
(Dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$42,302	$40,549	$35,599	$32,348
Interest expense	15,461	14,254	11,050	9,161
Net interest income	26,841	26,295	24,549	23,187
Provision for credit losses	1,200	625	500	408
Noninterest income	7,506	7,468	7,090	6,032
Noninterest expense	21,379	21,138	20,571	18,577
Income before income taxes	11,768	12,000	10,568	10,234
Provision for income taxes	4,068	4,131	3,624	3,487
Net income	$7,700	$7,869	$6,944	$6,747

Earnings per common share:
Basic	$0.51	$0.51	$0.47	$0.46
Diluted	$0.48	$0.49	$0.45	$0.44

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Our management has evaluated, with the participation and under the supervision of our chief executive officer (“CEO”) and chief financial officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Material Changes in Internal Control over Financial Reporting

     None.

Management’s Report on Internal Control Over Financial Reporting

     The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control system is designed to provide reasonable assurance regarding the preparation, reliability and fair presentation of published financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Management is also responsible for ensuring compliance with the federal laws and regulations concerning loans to insiders and the federal and state laws and regulations concerning dividend restrictions, both of which are designated by the Federal Deposit Insurance Corporation (“FDIC”) as safety and soundness laws and regulations. Nonetheless, all internal control systems, no matter how well designed, have inherent limitations. Even systems determined to be effective as of a particular date can provide only reasonable assurance with respect to financial statement preparation and presentation and may not eliminate the need for restatements.

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2007, the Company’s internal control over financial reporting is effective based on those criteria.

     The Company’s management has assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that West Coast Bancorp has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2007.

     The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2007, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of West Coast Bancorp
Lake Oswego, Oregon

We have audited the internal control over financial reporting of West Coast Bancorp and subsidiaries (the “Company”) as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying management’s report on internal control over financial reporting and compliance with designated laws and regulations. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and our report dated March 5, 2008, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
March 5, 2008

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information concerning directors and executive officers of Bancorp required to be included in this item is set forth under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Management” in Bancorp’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed within 120 days of Bancorp’s fiscal year end of December 31, 2007 (the “Proxy Statement”), and is incorporated into this report by reference.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning fees paid to our accountants required by this item is included under the heading “Matters Related to our Auditors—Fees Paid to Independent Registered Public Accounting Firm” in the Proxy Statement and is incorporated into this report by reference.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 5, 2008.

WEST COAST BANCORP
(Registrant)

By:	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 5, 2008.

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

10.2	Change in Control Agreement between the Company and Robert D. Sznewajs dated January 1, 2003. Incorporated by reference to Exhibit 10.2 to the 2003 10-K.*

10.3	Change in Control Agreement between the Company and Anders Giltvedt dated January 1, 2003. Incorporated by reference to Exhibit 10.3 to the 2003 10-K.*

10.4	Change in Control Agreement between the Company and Xandra McKeown dated January 1, 2003. Incorporated by reference to Exhibit 10.4 to the 2003 10-K.*

10.5	Change in Control Agreement between the Company and James D. Bygland dated January 1, 2003. Incorporated by reference to Exhibit 10.5 to the 2003 10-K.*

10.6

Change in Control Agreement between the Company and Hadley Robbins dated March 5, 2007. Incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q for the quarter ended March 31, 2007 (the “March 2007 10-Q”).*

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

10.18	2002 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “September 2006 10-Q”).*

10.19	Forms of Option Agreements and Restricted Stock Agreements under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibits 10.3 through 10.7 to the September 2006 10-Q.

10.20

Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Robert D. Sznewajs dated August 1, 2003, and amended as of July 1, 2005. Incorporated by reference to Exhibit 10.18 to the Company’s 2003 10-K and Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2005 (the “September 2005 10-Q”).*

10.21

Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Anders Giltvedt dated August 1, 2003, and amended as of July 1, 2005. Incorporated by reference to Exhibit 10.19 to the Company’s 2003 10-K and Exhibit 10.2 to the September 2005 10-Q.*

10.22

Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Xandra McKeown dated August 1, 2003, and amended as of July 1, 2005. Incorporated by reference to Exhibit 10.20 to the Company’s 2003 10-K and Exhibit 10.1 to the September 2005 10-Q.*

10.23

Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and James D. Bygland dated August 1, 2003, and amended as of July 1, 2005. Incorporated by reference to Exhibit 10.21 to the Company’s 2003 10-K and Exhibit 10.3 to the September 2005 10-Q.*

10.24	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Hadley Robbins dated April 1, 2007. Incorporated by reference to Exhibit 10.2 to the March 2007 10-Q.*

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

10.27

Employment Agreement dated effective as of January 1, 2008, between Robert D. Sznewajs and the Company.  Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 20, 2007.*

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