Form 10-Q
period 2008-03-31
WEST COAST BANCORP /NEW/OR/
filed 2008-05-02
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2008

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

Yes [ X ] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

     [   ] Large Accelerated Filer [X] Accelerated Filer [   ] Non-accelerated Filer [   ] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value: 15,692,652 shares outstanding as of April 30, 2008

WEST COAST BANCORP

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Dollars and shares in thousands)	2008	2007
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$70,106	$81,666
Federal funds sold	17,836	31,512
Interest-bearing deposits in other banks	263	624
Total cash and cash equivalents	88,205	113,802
Trading assets	1,270	1,582
Investment securities available for sale, at fair value
(amortized cost: $243,204 and $270,139)	242,163	269,425
Loans held for sale	3,337	3,187
Loans	2,194,311	2,172,669
Allowance for loan losses	(39,602)	(46,917)
Loans, net	2,154,709	2,125,752
Premises and equipment, net	34,691	34,733
Goodwill	13,059	13,059
Core deposit intangible, net	1,313	1,432
Bank owned life insurance	22,802	22,612
Other assets	59,345	61,030
Total assets	$2,620,894	$2,646,614

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Demand	$472,116	$501,506
Savings and interest-bearing demand	366,267	364,971
Money market	652,559	678,090
Time deposits	570,905	550,265
Total deposits	2,061,847	2,094,832
Short-term borrowings	160,974	167,000
Long-term borrowings	94,078	83,100
Junior subordinated debentures	51,000	51,000
Reserve for unfunded commitments	2,852	7,986
Other liabilities	42,206	34,455
Total liabilities	2,412,957	2,438,373

Commitments and contingent liabilities (Note 6)

STOCKHOLDERS' EQUITY:
Preferred stock: no par value, none issued; 10,000 shares authorized	-	-
Common stock: no par value, 50,000 shares
authorized; 15,580 and 15,593 shares issued
and outstanding, respectively	19,475	19,491
Additional paid-in capital	70,799	70,391
Retained earnings	118,295	118,792
Accumulated other comprehensive loss	(632)	(433)
Total stockholders' equity	207,937	208,241
Total liabilities and stockholders' equity	$2,620,894	$2,646,614

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three months ended
	March 31,
(In thousands, except per share amounts)	2008	2007
INTEREST INCOME:
Interest and fees on loans	$35,073	$39,911
Interest on taxable investment securities	2,262	3,000
Interest on nontaxable investment securities	836	742
Interest on deposits in other banks	12	7
Interest on federal funds sold	129	112
Total interest income	38,312	43,772

INTEREST EXPENSE:
Savings and interest-bearing demand deposits	5,373	6,796
Time deposits	6,240	6,192
Short-term borrowings	1,373	1,576
Long-term borrowings	954	606
Junior subordinated debt	795	718
Total interest expense	14,735	15,888
NET INTEREST INCOME	23,577	27,884
Provision for credit losses	8,725	2,800
Net interest income after provision for loan loss	14,852	25,084

NONINTEREST INCOME:
Service charges on deposit accounts	3,635	2,885
Payment systems related revenue	2,131	1,678
Trust and investment services revenue	1,585	1,492
Gains on sales of loans	860	1,304
Other	1,410	674
Gains on sales of securities	590	-
Total noninterest income	10,211	8,033

NONINTEREST EXPENSE:
Salaries and employee benefits	12,355	12,513
Equipment	1,751	1,525
Occupancy	2,375	2,049
Payment systems related expense	843	665
Professional fees	800	421
Postage, printing and office supplies	966	875
Marketing	795	1,123
Communications	402	434
Other noninterest expense	1,934	1,432
Total noninterest expense	22,221	21,037

INCOME BEFORE INCOME TAXES	2,842	12,080
PROVISION FOR INCOME TAXES	842	4,216
NET INCOME	$2,000	$7,864

Basic earnings per share	$0.13	$0.51
Diluted earnings per share	$0.13	$0.49

Weighted average common shares	15,445	15,482
Weighted average diluted shares	15,589	16,127

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
(Dollars in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,000	$7,864
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,061	1,014
Amortization of tax credits	315	219
Deferred income tax (benefit) expense	(4,936)	891
Amortization of intangibles	119	151
Provision for credit losses	8,725	2,800
Decrease in interest receivable	2,835	623
Decrease (increase) in other assets	3,999	(422)
Gains on sales of securities	(590)	-
Realized net loss on derivatives	-	15
Net loss on disposal of fixed assets	2	22
Net gain on sale of other real estate owned	(11)	(13)
Gains on sale of loans	(860)	(1,304)
Origination of loans held for sale	(16,981)	(23,960)
Proceeds from sales of loans held for sale	17,691	30,536
(Decrease) increase in interest payable	(953)	209
Increase in other liabilities	2,941	8,099
Increase in cash surrender value of bank owned life insurance	(190)	(196)
Stock based compensation expense	539	477
Excess tax benefit from stock based compensation expense	-	(1)
Decrease (increase) in trading assets	312	(534)
Net cash provided by operating activities	16,018	26,490

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	10,393	43,230
Proceeds from sales of available for sale securities	20,538	-
Purchase of available for sale securities	(863)	(2,029)
Purchase of Federal Home Loan Bank stock	(2,436)	-
Investments in tax credits	(430)	-
Loans made to customers greater than principal collected on loans	(37,682)	(74,451)
Proceeds from the sale of other real estate owned	284	360
Capital expenditures	(1,130)	(1,429)
Net cash used in investing activities	(11,326)	(34,319)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, savings and interest
bearing transaction accounts	(53,625)	(1,225)
Net increase in time deposits	20,640	24,239
Proceeds from issuance of junior subordinated debentures	-	12,500
Proceeds from issuance of long-term borrowings	10,978	5,000
Net decrease in short-term borrowings	(6,026)	(35,418)
Repurchase of common stock	-	(474)
Net activity in common stock of deferred compensation plans	(143)	(39)
Net proceeds (redemption) from issuance of common stock	(3)	905
Excess tax benefit from stock based compensation	-	1
Dividends paid and cash paid for fractional shares	(2,110)	(1,882)
Net cash (used in) provided by financing activities	(30,289)	3,607

NET DECREASE IN CASH AND CASH EQUIVALENTS	(25,597)	(4,222)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	113,802	93,800
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$88,205	$89,578

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(Dollars and shares in thousands)	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE, January 1, 2007	15,586	$19,482	$71,762	$109,952	$(314)	$200,882

Comprehensive income:
Net income	-	-	-	16,842	-	$16,842
Other comprehensive loss, net of tax:
Net unrealized investment/derivative loss	-	-	-	-	(119)	(119)
Other comprehensive loss, net of tax						(119)
Comprehensive income						$16,723
Cash dividends, $.51 per common share	-	-	-	(8,002)	-	(8,002)

Issuance of common stock-stock options	162	202	2,123	-	-	2,325
Redemption of common stock-options and restricted stock	(22)	(28)	(611)	-	-	(639)
Activity in Deferred Compensation Plan	(2)	(2)	(82)	-	-	(84)
Issuance of common stock-restricted stock	74	93	(93)	-	-	-
Common stock repurchased and retired	(205)	(256)	(5,591)	-	-	(5,847)
Stock based compensation expense	-	-	2,030	-	-	2,030
Tax benefit associated with stock plans	-	-	853	-	-	853
BALANCE, December 31, 2007	15,593	19,491	70,391	118,792	(433)	208,241

Comprehensive income:
Net income	-	-	-	2,000	-	$2,000
Other comprehensive loss, net of tax:
Net unrealized investment loss	-	-	-	-	(199)	(199)
Other comprehensive loss, net of tax						(199)
Comprehensive income						$1,801
Cash dividends, $.14 per common share	-	-	-	(2,110)	-	(2,110)

Redemption of common stock-options and restricted stock	(3)	(4)	1	-	-	(3)
Activity in Deferred Compensation Plan	(10)	(12)	(131)	-	-	(143)
Stock based compensation expense	-	-	539	-	-	539
Tax adjustment associated with stock plans	-	-	(1)	-	-	(1)
Post retirement benefit adjustment	-	-	-	(387)	-	(387)
BALANCE, March 31, 2008	15,580	$19,475	$70,799	$118,295	$(632)	$207,937

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information. In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”), and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust, and Totten, Inc., after elimination of intercompany transactions and balances. The Company’s interim consolidated financial statements and related notes, including our significant accounting policies, should be read in conjunction with the audited financial statements and related notes, including our significant accounting policies, contained in Bancorp's Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”). There have been no significant changes to our accounting policies from the 2007 10-K. Certain items in prior periods have been reclassified to conform to the current presentation including OREO related cash flow information and the classification of stock related activity of our deferred compensation plan in the cash flow statement.

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations and cash flows for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or other future periods.

     Supplemental cash flow information. The following table presents supplemental cash flow information for the three months ended March 31, 2008, and 2007.

(Dollars in thousands)	Three months ended
	March 31,
Cash paid in the period for:	2008	2007
Interest	$15,688	$15,678
Income taxes	$4,385	$2,311
Noncash investing and financing activities:
Change in unrealized (loss) gain on available for sale securities
and derivatives, net of tax	$(199)	$328
Dividends declared and accrued in other liabilities	$2,110	$1,882
Net activity in other real estate owned	$2,706	$-

     Other real estate owned. Other real estate owned (“OREO”) is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated cost to sell at the date of acquisition are charged to the allowance for credit losses. Management periodically reviews OREO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any further OREO write-downs are charged to other noninterest expense. Net expenses from operations of OREO properties are included in other noninterest expense in the income statements.

     Goodwill and Intangible Assets. At March 31, 2008, Bancorp had $14.4 million in goodwill and other intangible assets. Goodwill and other intangibles are periodically tested for impairment when impairment indicators exist, and at least once annually. If impairment is deemed to exist, the asset would be written down, with a charge to earnings.

1. BASIS OF PRESENTATION (continued)

     New accounting pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008. The adoption of this standard did not have a material impact on the Company. See footnote 10 “Fair Value Measurement” for further information.

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value with changes in fair value reported in earnings. In addition, it requires disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for the Company beginning January 1, 2008. The adoption of this standard did not have a material impact on the Company. In addition, the Company did not choose to report additional assets and liabilities at fair value other than those required to be accounted at fair value prior to the adoption of SFAS No. 159.

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

     The EITF consensus requires that the deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits would be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. The Company adopted EITF 06-4 on January 1, 2008. In conjunction with that adoption, the Company recorded a $.4 million, net of deferred taxes, adjustment to retained earnings and a corresponding liability of $.6 million for future postretirement benefits at January 1, 2008. In the future the Company will record postretirement benefit expense in salaries and employee benefits in the income statement with an increase to liability for postretirement benefits.

2. STOCK PLANS AND STOCK BASED COMPENSATION

     At March 31, 2008, Bancorp had multiple stock option plans. Bancorp’s stock option plans include the 2002 Stock Incentive Plan (“2002 Plan”), the 1999 Stock Option Plan (“1999 Plan”), the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (“1991 Plan”), and the 1995 Directors Stock Option Plan (“1995 Plan”). No additional grants may be made under plans other than the 2002 Plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options and restricted stock awards for up to 1.9 million shares, of which .5 million shares remain available for issue, of which .18 million may be allocated to restricted stock awards.

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

     The following table presents information on stock options outstanding for the period shown.

	Three months ended
	March 31, 2008
		Weighted Avg.
	Common Shares	Exercise Price
Balance, beginning of period	1,311,585	$16.97
Granted	-	-
Exercised	-	-
Forfeited	(6,547)	25.85
Balance, end of period	1,305,038	$16.92
Exercisable, end of period	1,103,743

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Three months ended	Three months ended
(Dollars in thousands, except share and per share data)	March 31, 2008	March 31, 2007
Intrinsic value of options exercised in the period	$-	$1,112

Stock options vested and expected to vest:
Number	1,274,794	1,403,575
Weighted avg. exercise price	$16.89	$16.76
Aggregate intrinsic value	$(2,927)	$21,359
Weighted avg. contractual term of options	4.7 years	5.6 years

Stock options vested and currently exercisable
Number	1,103,743	1,095,637
Weighted avg. exercise price	$15.51	$14.64
Aggregate intrinsic value	$1,590	$18,990
Weighted avg. contractual term of options	4.2 years	4.8 years

2. STOCK PLANS AND STOCK BASED COMPENSATION (continued)

     The following table presents information on restricted stock outstanding for the period shown.

	Three months ended
	March 31, 2008
		Weighted Avg.
		Market Price at
	Restricted Shares	Grant
Balance, beginning of period	148,317	$27.97
Granted	350	16.51
Vested	(2,065)	26.29
Forfeited	(3,044)	28.27
Balance, end of period	143,558	$27.95

     At January 1, 2006, Bancorp began recognizing compensation expense for stock options with the adoption of SFAS 123R, “Share-Based Payment.” The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. This model uses the assumptions listed in the table below. Expected volatilities are based on implied volatilities from Bancorp’s stock, historical volatility of Bancorp’s stock, and other factors. Expected dividend yields are based on dividend trends and the market price of Bancorp’s stock price at grant. Bancorp uses historical data to estimate option exercises and employee terminations within the valuation model. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant. There were no stock option grants in the three months ended March 31, 2008.

     The following table presents the Black-Scholes assumptions used in the stock option grants in the first quarter ended March 31, 2007.

Black-Scholes assumptions
Three months ended
March 31, 2007
Risk Free interest rates	4.44%-4.78%
Expected dividend yield	1.48%-1.66%
Expected lives, in years	4
Expected volatility	23%
Fair value of options granted in period	$6.80

     It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock, rather than issue treasury shares. Bancorp expenses stock options and restricted stock on a straight line basis over the related vesting term. Stock option expense was flat compared to prior periods and reflects the Company’s trend toward granting restricted stock versus stock options while managing the overall compensation expense associated with equity grants. The following table presents stock-based compensation expense for the periods shown.

	Three months ended
	March 31,
(Dollars in thousands, pretax	2008	2007
Restricted stock expense	$413	$349
Stock option expense	126	128
Total stock-based compensation expense	$539	$477

     The income tax benefit recognized in the income statement for restricted stock compensation expense in the three months ended March 31, 2008, was $159,000, compared to $134,000 for the three months ended March 31, 2007.

     The Company’s tax benefits from disqualifying dispositions for the exercise of incentive stock options, the exercise of non-qualified stock options, and the vesting and release of restricted stock for the three months ended March 31, 2008 and 2007 were $0 and $.2 million, respectively. These tax benefits lower the Company’s tax liability and increase additional paid in capital.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

     The composition of Bancorp’s investment portfolio is as follows:

	March 31,	December 31,
(Dollars in thousands)	2008	2007
Investments available for sale (At fair value)
Treasury Securities	$216	$207
U.S. Government agency securities	37,438	61,557
Corporate securities	17,773	19,568
Mortgage-backed securities	80,565	84,197
Obligations of state and political subdivisions	85,983	86,106
Equity and other securities	20,188	17,790
Total investment securities available for sale	$242,163	$269,425

     As of March 31, 2008, the fair value of the securities in the investment portfolio was $242.2 million while the carrying, or book, value was $243.2 million, reflecting an unrealized loss in the portfolio of $1.0 million as of this date. At December 31, 2007, the fair value and carrying values of the securities in the investment portfolio were $269.4 million and $270.1 million, respectively, reflecting an unrealized loss of $.7 million.

     The following table provides information on investment securities with 12 month or greater continuous unrealized losses as of March 31, 2008:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for more	unrealized loss for more	Unrealized
	than 12 months	than 12 months	Gross Losses
Corporate securities	$1,167	$1,124	$(43)
Mortgage-backed securities	11,352	10,865	(487)
Obligations of state and political subdivisions	1,114	1,104	(10)
Equity and other securities	1,800	1,757	(43)
Total	$15,433	$14,850	$(583)

     At March 31, 2008, the Company had 11 investment securities with a book value of $15.4 million and an unrealized loss of $.6 million that have been in a continuous unrealized loss position for more than 12 months. The Company has the ability and intent to hold securities with a stated maturity until the value recovers. The unrealized loss on our investment securities portfolio was substantially due to an increase in interest rates subsequent to purchasing these securities. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary. In addition to accounting and regulatory guidance, in determining whether a security is other-than-temporarily impaired, the Company regularly considers the duration and amount of the unrealized loss, the financial condition of the issuer, and the prospects for a change in market value within a reasonable period of time.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE (continued)

     The following table provides information on investment securities which have unrealized losses and have been in an unrealized loss position for less than 12 months as of March 31, 2008:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for less	unrealized loss for less	Unrealized
	than 12 months	than 12 months	Gross Losses
Corporate securities	$13,980	$11,530	$(2,450)
Mortgage-backed securities	20,783	20,142	(641)
Obligations of state and political subdivisions	10,429	10,259	(170)
Equity and other securities	3,147	2,678	(469)
Total	$48,339	$44,609	$(3,730)

     There were a total of 24 securities in Bancorp’s investment portfolio at March 31, 2008, that have been in a continuous unrealized loss position for less than 12 months, with a book value of $48.3 million and a total unrealized loss of $3.7 million. The unrealized loss on our investment securities portfolio was substantially due to an increase in interest rates subsequent to purchasing these securities. The unrealized loss on corporate securities is due to a widening of credit spreads over the past several months particularly on bank and insurance asset-backed securities. The fair value of these securities fluctuates as market interest rates change. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary. The Company has the ability and intent to hold securities with a stated maturity until the value recovers.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The composition and carrying value of Bancorp’s loan portfolio, excluding loans held for sale, is as follows:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Commercial	$529,519	$504,101
Real estate construction	464,028	517,988
Real estate mortgage	356,185	330,803
Commercial real estate	819,586	796,622
Installment and other consumer	24,993	23,155
Total loans	2,194,311	2,172,669
Allowance for loan losses	(39,602)	(46,917)
Total loans, net	$2,154,709	$2,125,752

     The following table presents activity in the allowance for credit losses, comprised of the Company’s allowance for loan losses and reserve for unfunded commitments, for the three months ended March 31, 2008, and 2007:

	Three months ended
(Dollars in thousands)	March 31, 2008	March 31, 2007
Balance at beginning of period	$54,903	$23,017
Provision for credit losses	8,725	2,800

Loan charge-offs	(21,393)	(1,520)
Loan recoveries	219	167
Total allowance for credit losses, end of period	$42,454	$24,464

Components of allowance for credit losses
Allowance for loan losses	$39,602	$24,464
Reserve for unfunded commitments	2,852	-
Total allowance for credit losses	$42,454	$24,464

     As of September 30, 2007, we reclassified $1.0 million of the allowance for loan losses to a reserve for unfunded loan commitments. As a result, we are reporting our allowance for credit losses in this report and elsewhere for ease of comparison to prior periods and to give readers information about our entire loan portfolio, including our unfunded commitments. The reserve for unfunded commitments is evaluated on a quarterly basis and appropriate increases or decreases are reflected in the provision for credit losses in the income statement.

     The Company revised its loan policy on accounting for the recognition of impairment on collateral dependent loans in the first quarter ended March 31, 2008. The Company changed its practice of establishing specific reserves in the allowance for loan losses associated with collateral dependent impaired loans. As a result, the Company now charges off the amount of impairment at the time of impairment, rather than placing the impaired loan amount in a specific reserve. The policy also accelerated the timing of placing loans with certain characteristics on nonaccrual status. Applying these new practice accelerated the timing of charge-offs associated with collateral dependent impaired loans.

5. EARNINGS PER SHARE

     Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issueable upon exercise of options and non-vested restricted stock were included. For the periods reported, Bancorp had no reconciling items between net income and income available to common stockholders.

     The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations:

			Per Share
(Dollars and shares in thousands, except per share data)	Net Income	Weighted Average Shares	Amount
		Three months
		ended
		March 31, 2008
Basic earnings	$2,000	15,445	$0.13
Common stock equivalents from:
Stock options		120
Restricted stock		24
Diluted earnings	$2,000	15,589	$0.13

		Three months
		ended
		March 31, 2007
Basic earnings	$7,864	15,482	$0.51
Common stock equivalents from:
Stock options		598
Restricted stock		47
Diluted earnings	$7,864	16,127	$0.49

6. COMMITMENTS AND CONTINGENT LIABILITIES

     Bancorp is periodically party to litigation arising in the ordinary course of business. Based on information currently known to management, although there are uncertainties inherent in litigation, we do not believe there is any legal action to which Bancorp or any of its subsidiaries is a party that, individually or in the aggregate, will have a materially adverse effect on Bancorp’s financial condition and results of operations, cash flow, or liquidity.

7. COMPREHENSIVE INCOME

     The components of comprehensive income are as follows:

	Three months ended
	March 31,
(Dollars in thousands)	2008	2007
Net income as reported	$2,000	$7,864

Unrealized gains on securities arising during the period	262	527
Tax provision	(98)	(207)
Net unrealized gains on securities arising during the period	164	320

Less: Reclassification adjustment for gains on sales of securities	(590)	-
Tax provision	227	-
Net gains on sales of securities	(363)	-

Unrealized gains on derivatives- cash flow hedges	-	13
Tax provision	-	(5)
Net unrealized gains on derivatives- cash flow hedges	-	8

Total comprehensive income	$1,801	$8,192

8. JUNIOR SUBORDINATED DEBT

     At March 31, 2008, six wholly owned subsidiary grantor trusts established by Bancorp had an outstanding balance of $51 million in pooled trust preferred securities. The following table is a summary of current trust preferred securities issued by the grantor trusts and guaranteed by Bancorp:

(Dollars in thousands)

		Preferred security		Current stated		Next possible
Issuance Trust	Issuance date	amount	Rate type (1)	rate	Maturity date	redemption date
West Coast Statutory Trust III	September 2003	$7,500	Fixed	6.75%	September 2033	September 2008
West Coast Statutory Trust IV	March 2004	6,000	Fixed	5.88%	March 2034	March 2009
West Coast Statutory Trust V	April 2006	15,000	Variable	4.23%	June 2036	June 2011
West Coast Statutory Trust VI	December 2006	5,000	Variable	4.48%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	12,500	Variable	4.35%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	5,000	Variable	4.18%	June 2037	June 2012
Total		$51,000	Weighted avg.	4.84%

(1) The variable rate preferred securities reprice quarterly.

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

(Dollars in thousands)	Three months ended March 31, 2008
	Banking	Other	Intersegment	Consolidated
Interest income	$38,301	$11	$-	$38,312
Interest expense	13,940	795	-	14,735
Net interest income (expense)	24,361	(784)	-	23,577
Provision for credit losses	8,725	-	-	8,725
Noninterest income	9,589	911	(289)	10,211
Noninterest expense	21,508	1,002	(289)	22,221
Income (loss) before income taxes	3,717	(875)	-	2,842
Provision (benefit) for income taxes	1,183	(341)	-	842
Net income (loss)	$2,534	$(534)	$-	$2,000

Depreciation and amortization	$1,056	$5	$-	$1,061
Assets	$2,607,534	$20,717	$(7,357)	$2,620,894
Loans, net	$2,154,709	$-	$-	$2,154,709
Deposits	$2,068,294	$-	$(6,447)	$2,061,847
Equity	$241,969	$(34,032)	$-	$207,937

(Dollars in thousands)	Three months ended March 31, 2007
	Banking	Other	Intersegment	Consolidated
Interest income	$43,745	$27	$-	$43,772
Interest expense	15,170	718	-	15,888
Net interest income (expense)	28,575	(691)	-	27,884
Provision for credit losses	2,800	-	-	2,800
Noninterest income	7,395	869	(231)	8,033
Noninterest expense	20,377	891	(231)	21,037
Income (loss) before income taxes	12,793	(713)	-	12,080
Provision (benefit) for income taxes	4,494	(278)	-	4,216
Net income (loss)	$8,299	$(435)	$-	$7,864

Depreciation and amortization	$1,008	$6	$-	$1,014
Assets	$2,482,027	$16,999	$(13,062)	$2,485,964
Loans, net	$1,996,324	$-	$-	$1,996,324
Deposits	$2,041,706	$-	$(12,340)	$2,029,366
Equity	$240,806	$(32,745)	$-	$208,061

10. FAIR VALUE MEASUREMENT

     SFAS No. 157, “Fair Value Measurements” defines fair value and establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. The following definitions describe the categories used in the tables presented under Fair Value Measurement.

  Quoted prices in active markets for identical assets (Level 1): Inputs that are quoted unadjusted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An active market for the asset is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

  Other observable inputs (Level 2): Inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets, quoted prices for securities in inactive markets and inputs derived principally from or corroborated by observable market data by correlation or other means.

  Significant unobservable inputs (Level 3): Inputs that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

     Financial instruments are broken down in the tables that follow by recurring or nonrecurring measurement status. Recurring assets are initially measured at fair value and are required to be remeasured at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that due to an event or circumstance were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

     The following table presents fair value measurements for assets that are measured at fair value on a recurring basis subsequent to initial recognition.

		Fair value measurements at March 31, 2008, using
		Quoted prices in active	Other observable	Significant unobservable
	Fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Trading assets	$1,270	$1,270	$-	$-
Available for sale securities	242,163	227	229,906	12,030
Total recurring assets measured at fair value	$243,433	$1,497	$229,906	$12,030

     The following table represents a reconciliation from beginning of the period to end of the period of level three instruments, for assets that are measured at fair value on a recurring basis.

			Total losses included
	Fair value December	Total gains (losses)	in other	Purchases, issuances,	Fair value March
(Dollars in thousands)	31, 2007	included in earnings	comprehensive losses	and settlements	31, 2008
Available for sale securities	$13,948	$-	$(1,918)		$12,030
Total level 3 recurring assets measured at fair value	$13,948	$-	$(1,918)	$-	$12,030

     The following method was used to estimate the fair value of each class of financial instrument above:

Trading assets – Trading assets held at March 31, 2008 are related solely to bonds, equity securities and mutual funds held in a Rabbi Trust for benefit of the Company’s deferred compensation plans. Fair values for trading assets are based on quoted market prices.

Securities - Fair values for available for sale securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing or indicators from market makers, when market quotes are not readily accessible or available.

10. FAIR VALUE MEASUREMENT (continued)

     Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment, other real estate owned, and investment in affordable housing tax credit partnerships. The following table represents the fair value measurement for nonrecurring assets.

		Fair value measurements at March 31, 2008, using
		Quoted prices in active	Other observable	Significant unobservable
	Fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	March 31, 2008	(Level 1)	(Level 2)	(Level 3)
Loans held for sale	$3,337	$-	$-	$3,337
Loans measured for impairment	88,020	-	-	88,020
Other real estate owned	2,461	-	-	2,461
Investment in affordable housing tax credits	1,824	-	-	1,824
Total nonrecurring assets measured at fair value	$95,642	$-	$-	$95,642

     The following methods were used to estimate the fair value of each class of financial instrument above:

Loans held for sale - Loans held for sale are carried at the lower of cost or market. Market value is determined in the aggregate. When a loan is sold, the gain is recognized in the consolidated statement of income as the proceeds less the book value of the loan including unamortized fees and capitalized direct costs.

Impaired loans - A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured as a practical expedient, at the loan’s observable market price or the fair market value of the collateral if the loan is collateral dependent.

Other real estate owned - Other real estate owned (“OREO”) is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated cost to sell at the date of acquisition are charged to the allowance for credit losses. Management periodically reviews OREO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell.

Investment in affordable housing tax credits – Bancorp has invested in two limited partnerships that operate qualified affordable housing properties, one of which is carried at its net realizable value. The net realizable value is based on the estimated future tax benefits passed through the partnership. The Company accounts for these investments using the equity method.

     The Company did not have any transfers between level 1, level 2, or level 3 instruments. In addition, the Company had no changes in valuation techniques for recurring and nonrecurring assets measured at fair value from the year ended December 31, 2007.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the audited consolidated financial statements and related notes to those statements of West Coast Bancorp (“Bancorp” or the “Company”) that appear under the heading “Financial Statements and Supplementary Data” in Bancorp's Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”), as well as the unaudited financial statements for the current quarter found under Item 1 above.

Forward Looking Statement Disclosure

     Statements in this Quarterly Report of West Coast Bancorp (“Bancorp” or the “Company”) regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. The Company’s actual results could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projects,” “potential,” or “continue,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance. Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risks discussed in the text of this Quarterly Report and the 2007 10-K (including under Item 1A. Risk Factors), as well as the following specific items:

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

     Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to, among other things, attract and retain key personnel; close loans in the pipeline; generate loan and deposit balances at projected spreads; sustain fee generation including gains on sales of loans; maintain asset quality and control risk; limit the amount of net loan charge-offs; adapt to changing customer deposit, investment and lending behaviors; control expense growth; and monitor and manage the Company’s financial reporting, operating and disclosure control environments.

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

Critical Accounting Policies

     Management has identified our policies regarding our allowance for credit losses as our most critical accounting policy. Calculation of our allowance for credit losses is discussed in our 2007 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.” There have not been any material changes in our critical accounting policies and estimates relating to our allowance for credit losses as compared to that contained in our disclosure in our 2007 10-K.

Business Developments

     West Coast Bank (the “Bank”) opened a new branch in Happy Valley, Oregon on March 24, 2008. In addition, the Bank has partnered with BSG Financial, LLC, to offer Re$ubmitIt, an electronic check recovery solution. Re$ubmitIt enables a bank's business customers to significantly increase the collection rates of returned deposit items, including checks and other electronic items, by electronically representing non-sufficient funds (“NSF”) items to a check writer's account for payment. The program can double collections on returned items, while allowing the business to spend less time on collections. The Bank also began offering next day funding to business customers. The new program allows merchant customers to access merchant processing funds the next business day rather than the customary 48 to 72 hours.

     The Bank also formed a dedicated project team to focus on the resolution of problem loans in the two-step residential construction loan portfolio (“two-step loan portfolio”), and the disposition of other real estate owned (“OREO”) properties owned by the Bank. The team is led by seasoned Bank employees consisting of a credit administrator with extensive residential and commercial real estate experience and a senior commercial real estate banker who has broad experience in managing the disposition of residential OREO properties.

Financial Overview

     Bancorp’s net income was $2.0 million, or $.13 per diluted share, for the three months ended March 31, 2008, compared to $7.9 million, or $.49 per diluted share, for the three months ended March 31, 2007.

     Bancorp’s combined net interest income and noninterest income was $33.8 million in the first quarter 2008, a $2.1 million decrease over the same period in 2007. This 6% decrease in revenue is primarily due to interest reversals of $4.2 million associated with loans in the two-step program that were placed on nonaccrual status during the quarter, partly offset by higher noninterest income.

     The Company’s return on average equity for the quarters ended March 31, 2008, and 2007 was 3.8% and 15.7%, respectively. Bancorp’s return on average equity, tangible for the quarters ended March 31, 2008, and 2007 was 4.3% and 17.1%, respectively. Return on average equity, tangible is a non-GAAP financial measure used by the Company that eliminates the effects of the amortization of merger-related intangible assets from the return on equity calculation. The Company calculates return on average equity, tangible by dividing net income less amortization on intangibles, after tax, by average shareholders’ equity less average intangible assets. The following table presents a reconciliation to return on average equity:

West Coast Bancorp
Return on average equity tangible reconciliation1

(Dollars in thousands)	Three months ended March 31,
	2008	2007
Net income	$2,000	$7,864
Add: intangible asset amortization, net of tax (1)	77	98
Net income, tangible	$2,077	$7,962

Average shareholders' equity	$211,206	$203,391
Less: average intangibles	(14,430)	(14,955)
Average shareholders' equity, tangible	$196,776	$188,436

Return on average equity	3.8%	15.7%
Return on average equity, tangible	4.3%	17.1%

(1) Federal income tax provision applied at 35%. Ratios have been annualized where appropriate.

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

     Our strategies are designed to direct our tactical investment decisions to accomplish our financial objectives. To produce net interest income, the key component of our revenues, and consistent earnings growth over the long-term, we must generate loan and deposit growth at acceptable interest rate spreads within our markets of operation. To generate and grow loans and deposits, we believe that we must focus on a number of areas, including but not limited to, the quality and breadth of our branch network, our sales practices, customer and employee satisfaction and retention, technology, product innovation, vendor relationships, and providing competitive rates. Net interest income is sensitive to our ability to attract and retain lending officers and close loans in the pipeline, so any failure in that regard could negatively affect our ability to meet our goals. In addition, a decline in general economic conditions, as well as competitive pricing pressures on both loans and deposits, could limit our ability to generate net interest income.

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

Income Statement Overview

     Net Interest Income. The following table presents information regarding yields on interest earning assets, expense on interest-bearing liabilities, and net interest margin on average interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended		Increase	Percentage
(Dollars in thousands)	March 31,		(Decrease)	Change
	2008	2007	2008-2007	2008-2007
Interest and fee income (1)	$38,762	$44,171	($5,409)	-12.2%
Interest expense	14,735	15,888	(1,153)	-7.3%
Net interest income (1)	$24,027	$28,283	($4,256)	-15.0%

Average interest earning assets	$2,464,280	$2,300,764	$163,516	7.1%
Average interest bearing liabilities	$1,885,789	$1,750,746	$135,043	7.7%
Average interest earning assets/
Average interest bearing liabilities	130.68%	131.42%	(0.74)

Average yields earned (1)	6.33%	7.79%	(1.46)
Average rates paid	3.14%	3.68%	(0.54)
Net interest spread (1)	3.19%	4.11%	(0.92)
Net interest margin (1)	3.92%	4.99%	(1.07)

(1) Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. Ratios for the three months ended March 31, 2008 and 2007 have been annualized where appropriate.

     For the quarter ended March 31, 2008, net interest income on a tax equivalent basis was $24.0 million, compared with $28.2 million in the first quarter of 2007, as the positive volume variance was more than offset by the negative rate variance, primarily caused by $4.2 million in interest reversals during the quarter. Net interest income for the three months ended March 31, 2008, includes a $.45 million adjustment to a tax equivalent basis, while the adjustment included in the prior period was $.40 million.

     The net interest margin for the first quarter of 2008 decreased to 3.92% from 4.99% in the first quarter of 2007. The lower first quarter net interest margin was mainly due to the effect of the interest reversals on loans in the two-step loan portfolio (“two-step loans”) that reduced the net interest margin by .69% in the first quarter. Additionally, the net interest margin was negatively affected by lower value and balances of noninterest bearing demand deposits, lower amortized construction fees and higher cost of carrying nonperforming assets. The net interest margin in first quarter 2008 would have been approximately 4.61% without interest reversals related to nonperforming loans in the two-step loan portfolio. For more information, see the discussion under the subheading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Portfolio” in our 2007 10-K and the supplementary discussion under “Loan Portfolio” below.

     Average yields on earning assets decreased 146 basis points to 6.33% in the first quarter of 2008 from 7.79% in the first quarter of 2007 due primarily to decreasing interest rates and the effect of having fewer performing construction loans in our portfolio. Average interest earning assets increased $164 million, or 7%, to $2.5 billion in the first quarter of 2008 from $2.3 billion for the same period in 2007. First quarter 2008 average rates paid on interest bearing liabilities decreased 54 basis points to 3.14%, from 3.68%, from the same period in 2007, while average interest bearing liabilities increased $135 million, or 8%, to $1.9 billion. Interest earning assets have re-priced more quickly than our interest bearing liabilities in the decreasing rate environment of the first quarter, leading to additional pressure on the net interest margin.

     As shown in the following table, interest reversals in the most recent quarter and interest restitution expense in the fourth quarter 2007 each had a significant effect on the net interest margin. The following table reconciles the net interest margin for the periods shown to the net interest margin excluding those effects:

	West Coast Bancorp
	Net interest margin reconciliations[1]

	For the three months ended
	March 31, 2008	December 31, 2007	Change
Net interest margin	3.92%	4.62%	-0.70%
Add: impact of two-step loan interest reversals	0.69%	0.08%	0.61%
Net interest margin excluding impact of loan interest reversals	4.61%	4.70%	-0.09%

	For the three months ended
	March 31, 2008	December 31, 2007	Change
Net interest margin	3.92%	4.62%	-0.70%
Add: impact of interest restitution	-	0.18%	-0.18%
Net interest margin excluding impact of interest restitution	3.92%	4.80%	-0.88%

1 Management uses this net interest margin data internally and has disclosed it to investors based on its belief it makes it easier to compare the Company's performance across the periods shown by highlighting the impact from material factors.

     As shown above, excluding the effects of interest reversals on two-step loans in both the first quarter of 2008 and in the fourth quarter of 2007, the net interest margin would have been 4.61% and 4.70% in those quarters, respectively, instead of the actual net interest margin for those periods of 3.92% and 4.62%, respectively. Excluding the effects of the interest restitution expense incurred in the fourth quarter that arose out of the Bank’s failure to comply with certain loan disclosure requirements, the net interest margin contracted 88 basis points in the current quarter. Interest reversals on two-step loans accounted for 61 basis points of this linked quarter decline. The lower value of non-interest bearing demand deposits and the lag in our reduction in funding costs relative to the decline in loan yields equally explains the remaining margin 27 basis point contraction in net interest margin. The latter effects are largely due to the Federal Reserve Board’s decision to aggressively decrease the Federal Funds Rate during the first quarter.

     Changing interest rate environments, including the slope and level of, as well as changes in, the yield curve, and competitive pricing pressure, could lead to higher deposit costs, lower loan yields, reduced net interest margin and spread, and lower loan fees, all of which could lead to additional pressure on our net interest income. At March 31, 2008 we remain asset sensitive, meaning that earning assets mature or reprice more quickly than interest-bearing liabilities in a given time period. For more information see the discussion under the heading "Quantitative and Qualitative Disclosures about Market Risk" in our 2007 10-K.

     Loans transitioning into nonaccrual status require interest income reversals, consequently decreasing interest income. We expect the level of interest reversals associated with borrowers defaulting on two-step loans to moderate in the second and future quarters of 2008 and therefore to have less negative impact on net interest income and net interest margin. However, we anticipate construction loan balances and loan fee revenue to decline further. Additionally, the cost of holding nonperforming loans and OREO properties, lower value of noninterest bearing deposits, and further reductions in fed funds rates are projected to continue to put pressure on our net interest margin for the remainder of 2008, particularly as compared to that of 2007.

     Provision for Credit Losses. Bancorp recorded provision for credit losses for the first quarters of 2008 and 2007 of $8.7 million and $2.8 million, respectively. Of the $8.7 million in provision in the current quarter, $.78 million related to the two-step loan portfolio. The increased provision for credit losses was generally consistent with the current credit cycle and was predominantly due to unfavorable risk rating changes in the residential construction loan portfolio outside the two-step program and also in the commercial portfolio. Net loan charge-offs, which are an important component of our calculation of required provision for loan losses, increased to $21.2 million from $1.4 million in the same period in 2007, caused by the significant charge-offs in the two-step loan portfolio. For more information, see section “Allowance for Credit Losses – Two-Step Loans” below.

     Noninterest Income. Total noninterest income was $10.2 million for the three months ended March 31, 2008, an increase of 27% compared to $8.0 million in the first quarter of 2007. The two components which exhibited particularly solid growth were deposit service charges, which increased $.8 million, or 26%, and payment systems revenue, which grew $.5 million, or 27%. Gain on sales of loans declined 34% or $.4 million since the first quarter 2007 as a result of significantly lower residential mortgage market activity. Included in other noninterest income, we recognized a $.7 million gain from the VISA initial public offering. In addition, we realized a $.6 million gain on sales of investment securities in the most recent quarter.

     Changing interest rate environments, including the shape, change in and level of the yield curve, could lead to decreases in fee income, including lower gains on sales of loans, a key component of our noninterest income. Also, increased competition, other competitive factors or regulatory changes, could adversely affect our ability to sustain fee generation from deposit service charges and payment systems related revenues or from the sales of SBA loans or investment products.

     Noninterest Expense. Noninterest expense for the three months ended March 31, 2008, was $22.2 million, an increase of $1.2 million, or 6%, compared to $21.0 million for the same period in 2007. Personnel expense declined slightly in first quarter 2008 as lower performance-related pay more than offset annual merit increases, additional team members, and materially lower deferred construction loan origination costs, compared to first quarter 2007. Enhanced system and product capabilities along with new and relocated branches over the past 12 months explain the majority of the equipment and occupancy expense increase from the same quarter in 2007. The $.2 million, or 27%, increase in year over year first quarter payment system expense was largely due to significantly higher transaction volumes across our payment systems product offerings.

     We expect noninterest expenses associated with two-step related foreclosures and nonperforming two-step assets to increase materially in 2008 over 2007, due to higher personnel costs, insurance and tax expenses, completion and repair costs, and other costs associated with property ownership.

     An FDIC deposit insurance expense credit was applied against FDIC insurance expense during 2007; consequently, FDIC insurance expense will increase significantly in 2008.

     Changing business conditions, increased costs in connection with retention of, or a failure to retain key employees, lower loan production volumes causing deferred loan origination costs to decline, or a failure to manage our operating and control environments could adversely affect our ability to limit expense growth in the future.

     Income taxes. The provision for income taxes decreased in the three months ended March 31, 2008, from the same period in 2007, primarily due to a decrease in income before taxes. Bancorp’s effective tax rate for the three months ended March 31, 2008 was 29.6%, down from 34.9% for the same period in 2007. Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds, business energy tax credits and low income housing credits. We continue to evaluate strategies to manage our income tax expense on an on-going basis, including additional investments in tax credits or other non-taxable income.

Balance Sheet Overview

     Period end total assets were $2.6 billion as of March 31, 2008, up from $2.5 billion at March 31, 2007 and substantially unchanged since year end 2007. Period end total loans grew by 1% or $22 million since December 31, 2007, while total deposits decreased 2% or $33 million in the same period. Our balance sheet management efforts are focused on growth in targeted areas that support our corporate objectives and include:

  Small business and middle market commercial lending;

  Commercial, commercial real estate and construction lending;

  Home equity lending; and

  Core deposit production.

     Over the past two years we have generated strong growth in commercial, construction, and mortgage loan categories as a result of the growth of local economies and strength in local real estate markets along with our investments in new products, branches, and most importantly, people with experience in the local markets in which we are operating. In order to fund that growth, we put an emphasis on launching depository services to satisfy the transaction needs of business customers with a need to manage their cash and deposit balances. In terms of net account growth over the past 12 months, both business non-interest bearing demand deposit and consumer interest bearing demand deposit accounts grew a solid 11%. Our success in growing and retaining low cost demand deposit balances over this past year can be attributed to the continued emphasis on our free checking products for both the business and consumer segments. Customer demand deposit balances and the attractiveness of interest bearing deposit products, such as money market and time deposit products, are influenced by the level and shape of the yield curve. This, in turn, influences whether we pursue time deposits or other funding sources on a short term basis.

     We anticipate real estate construction loan balances will continue to materially contract in 2008. As a result, we anticipate little overall asset growth this year, and total loan balances may be lower at the end of 2008 compared to year end 2007. Our ability to achieve loan and deposit growth in the future will be dependent on many factors, including the effects of competition, health of the real estate market, economic conditions in our markets, availability of capital, retention of key personnel and valued customers, and our ability to close loans in the pipeline.

Investment Portfolio

     The composition and carrying value of Bancorp’s investment portfolio is as follows:

Investments available for sale (at fair value)	March 31,	December 31,
(Dollars in thousands)	2008	2007
Treasury securities	$216	$207
U.S. Government agency securities	37,438	61,557
Corporate securities	17,773	19,568
Mortgage-backed securities	80,565	84,197
Obligations of state and political subdivisions	85,983	86,106
Equity and other securities	20,188	17,790
Total Investment Portfolio	$242,163	$269,425

     The investment portfolio at March 31, 2008, decreased $27 million compared to December 31, 2007. At March 31, 2008, total investment securities available for sale had a pre-tax net unrealized loss of $1 million. The decrease in our investment portfolio partly reflects loan growth that has exceeded deposit growth and investment maturities have been utilized to fund loans.

     Bancorp’s investment portfolio has very limited direct exposure to “subprime” mortgages. The majority of our mortgage-backed securities portfolio is comprised of 15 year fully amortizing jumbo loans. All of our non-agency mortgage-backed securities are rated AAA or Aaa. For additional detail, see Note 3 of our interim financial statements included under Item 1 of this report.

Loan Portfolio

     The composition of Bancorp’s loan portfolio as of March 31, 2008, as compared to December 31, 2007 is as follows:

(Dollars in thousands)	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Commercial	$529,519	24.1%	$504,101	23.2%
Real estate construction	464,028	21.1%	517,988	23.8%
Real estate mortgage	356,185	16.2%	330,803	15.2%
Commercial real estate	819,586	37.5%	796,622	36.7%
Installment and other consumer	24,993	1.1%	23,155	1.1%
Total loans	2,194,311	100%	2,172,669	100%
Allowance for loan losses	(39,602)	1.80%	(46,917)	2.16%
Total loans, net	$2,154,709		$2,125,752

     The Company’s loan portfolio was $2.2 billion at March 31, 2008, an increase of $174 million, or 9%, from March 31, 2007, and an increase of $22 million from year end 2007. Solid growth in commercial, real estate mortgage and commercial real estate since December 31, 2007 offset the $54 million or 10% decline in construction loans caused by the $52 million decline in the two-step loan portfolio over the same period. A sustained slow rate of home sales and an elevated housing inventory level, or negative impacts from worsening economic conditions could hinder our efforts to grow our loan portfolio for the remainder of 2008. Interest and fees earned on our loan portfolio is our primary source of revenue, and a decline in loan originations will not only have a negative impact on loan balances but also, interest income and loan fees earned from loans.

     As of March 31, 2008, the Company had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, were on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Company. At March 31, 2008, and December 31, 2007, Bancorp had no bankers’ acceptances. As a result of discontinuing the two-step loan program and the rapid increase in the inventory of residential homes for sale within our markets, we expect real estate construction loan balances to decrease materially in the coming year. See “Two-Step Loan Portfolio” below.

     Below is a discussion of our loan portfolio by category.

     Commercial. The Commercial loan portfolio grew 10% or $47 million over the past year. Increased draws on commercial lines of credit supported the 5% growth in this portfolio since year end 2007. We believe we have been successful in growing our commercial portfolio over the past few years as a result of strong, experienced commercial lending teams throughout our market areas. In addition, over the past several years developments in our treasury management product line, including the introduction of our iDeposit and Re$ubmitIt products, we have enhanced our ability to attract and retain commercial core deposit and lending relationships. We also believe that our expanding branch network continues to be an important point of service contact for not only our retail customers but also our commercial relationships.

     In making commercial loans, our underwriting standards may include maximum loan to value ratios, target levels for debt service coverage, and other financial covenants specific to the loan and the borrower. Common forms of collateral pledged to secure our commercial loans are real estate, accounts receivable, inventory, equipment, agricultural crops and/or livestock, and marketable securities. Commercial loans typically have maximum terms of one to ten years and loan to value ratios in the range of 50% to 80%.

     Real Estate Construction. The composition of real estate construction loans by type of project as of March 31, 2008, and December 31, 2007, is as follows:

	March 31, 2008		December 31, 2007		Change
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial construction	$94,878	20%	$90,670	17%	$4,208	5%
Two-step residential construction to individuals	211,406	46%	262,952	51%	(51,546)	-20%
Residential construction to builder	82,243	18%	80,737	16%	1,506	2%
Residential subdivision or site development	76,322	16%	84,620	16%	(8,298)	-10%
Net deferred fees	(821)	0%	(991)	0%	170	-17%
Total real estate construction loans	$464,028	100%	$517,988	100%	$(53,960)	-10%

     Real estate construction loans represented 21% of the loan portfolio at the end of the first quarter, compared to 24% at December 31, 2007, and we expect this percentage to continue to decline materially in 2008. Real estate construction loans to builders and developers are secured by the underlying property financed. Construction loans typically have terms from 12 to 24 months. Most real estate construction loans have loan to value ratios in the range of 75% to 85%. Given the excess inventory of residential homes in our market currently, we are limiting the origination of new residential construction loans to specific sectors with less risk, for example construction loans for pre-sold homes to well qualified borrowers. For the same reason, we are also seeing a decrease in the demand for residential construction loans in the market place. Additionally, we are not currently pursuing acquisition of new builder clients for single family residential financing, nor are we financing the development of residential lots at this time.

     At March 31, 2008, real estate construction loans were $464 million, up $24 million or 5% compared to $440 million at March 31, 2007, but down $54 million or 10% from $518 million at December 31, 2007 due to the decline in the two-step loan portfolio. The real estate construction loan category expanded rapidly in recent years, reflecting the high levels of construction activity in the markets in which we operated until late 2007. We expect these balances to continue to decline throughout 2008, removing an important source of loan revenues and earnings growth in prior periods.

     Real Estate Mortgage. The following table presents the components of our real estate mortgage loan portfolio.

	March 31, 2008		December 31, 2007		Change
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Standard mortgage	$87,621	25%	$86,901	26%	$720	1%
Nonstandard mortgage product	25,107	7%	7,495	2%	17,612	235%
Home equity loans and lines of credit	243,457	68%	236,407	72%	7,050	3%
Total real estate mortgage	$356,185	100%	$330,803	100%	$25,382	8%

     At March 31, 2008, real estate mortgage loan balances were $356 million or approximately 16% of the Company’s total loan portfolio. Home equity loans and lines represented about 68% or $243 million of the real estate mortgage portfolio. The Bank’s home equity loans and lines are substantially generated by our branches within our market area. As of March 31, 2008, 37% of our home equity portfolio was secured by a first lien, with the remainder of the portfolio generally secured by junior liens. In excess of 97% of our home equity loans had an original loan to value ratio of less than 85%, and the average FICO credit score for originations since January 1, 2005, was approximately 748.

     The following table presents home equity lines of credit by region at March 31, 2008.

(Dollars in thousands)

March 31,
Region	2008
Portland, Oregon / Vancouver, Washington	$104,201
Western Washington (Olympia, Seattle)	32,705
Central Oregon (Bend, Redmond)	7,361
Oregon Coast (Newport, Lincoln City)	21,454
Willamette Valley (Salem, Eugene)	77,605
Southern Oregon (Medford, Roseburg)	131
Total home equity loans and lines of credit	$243,457

     We have developed a set of mortgage loan products to provide bridge financing or permanent mortgage loans, collectively called nonstandard mortgages, to qualified borrowers with maturing two-step loans. This product is designed to assist two-step borrowers in their transition from a construction loan to permanent financing. Financing terms are generally more flexible than our standard products; however, in all cases, each loan request is considered based on a thorough review of the borrower’s repayment capacity. Under certain circumstances, we may consider discounting debt in order to restructure the loan to fit the borrower’s debt service capacity. As of March 31, 2008, there were 68 loans in the nonstandard real estate mortgage program, with an outstanding loan balance of $25 million and a related loan loss reserve of $1.8 million.

     Commercial Real Estate. The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands, rounded)	March 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Office Buildings	$188,200	23.0%	$179,000	22.5%
Retail Facilities	108,700	13.2%	110,100	13.8%
Multi-Family - 5+ Residential	59,100	7.2%	61,600	7.7%
Medical Offices	60,900	7.4%	51,400	6.5%
Hotels/Motels	35,700	4.4%	42,100	5.3%
Commercial/Agricultural	54,000	6.6%	54,400	6.8%
Industrial parks and related	51,400	6.3%	48,800	6.1%
Manufacturing Plants	36,900	4.5%	39,200	4.9%
Assisted Living	12,300	1.5%	12,400	1.6%
Land Development and Raw Land	27,900	3.4%	25,000	3.1%
Food Establishments	18,300	2.2%	18,300	2.3%
Mini Storage	19,000	2.3%	17,000	2.1%
Other	147,200	18.0%	137,300	17.3%
Total commercial real estate loans	$819,600	100%	$796,600	100%

     The commercial real estate portfolio balance increased $23 million or 3% from December 31, 2007 to March 31, 2008 with, as shown below, the growth coming in the non-owner occupied segment which accounts for 53% of the total commercial real estate loans as of March 31, 2008. Office buildings, retail facilities, and multi-family residential categories account for nearly half of the collateral securing our $820 million commercial real estate portfolio. We believe Bancorp’s underwriting of commercial real estate loans is consistent with the industry with loan to value ratios generally not exceeding 75% and debt service coverage ratios generally at 120% or better.

     The composition of the commercial real estate loan portfolio by occupancy type is as follows:

	March 31, 2008		December 31, 2008		Change
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Owner occupied	$381,567	47%	$382,387	48%	$(820)	0%
Non-owner occupied	438,019	53%	414,235	52%	23,784	6%
Total commercial real estate loans	$819,586	100%	$796,622	100%	$22,964	3%

Credit Management

     Credit risk is inherent in our lending activities. We manage the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. We have established minimum underwriting standards that outline our expectations for financial reporting, global cash flow, and guarantor support. In addition, we manage credit risk through our credit administration and credit review functions that are designed to help ensure compliance with our credit standards. Through the credit review function we monitor all credit related policies and practices on a post approval basis. The findings of these reviews are communicated to the chief credit officer and chief executive officer and the Loan, Investment, and Asset Liability Committee, which is made up of certain directors.

     Credit risk in the loan portfolio can be amplified by concentrations. Loan concentrations may exist when there are amounts loaned to borrowers engaged in similar activities or similar types of loans extended to a diverse group of borrowers that would cause them to be similarly affected by economic or other conditions. We manage our concentration risk on an ongoing basis by establishing concentration limits by portfolio, portfolio segment and, when appropriate, for individual borrowers.

     Our concentration in residential construction, consisting of developers and builders, represents a portfolio we consider higher risk. The current downturn in residential real estate has slowed lot and home sales within our markets and has resulted in lengthening the marketing period for completed homes and negatively affected borrower liquidity and collateral values. Accordingly, we have been reducing our exposure in residential construction by curtailing new originations. We have also increased the frequency of stress testing for individual developers and builders. Our stress testing focuses on examining the range of project performance relative to cash flow and collateral value under different assumptions for interest rates, absorption, and unit sales prices. This heightened level of monitoring assists the Bank in identifying potential problem loans and developing timely action plans, which may include requiring borrowers to replenish interest reserves, making principal curtailments, or transferring the borrowing relationship to our special assets team. In our experience, the downturn in the housing industry has also increased the risk profile of related commercial borrowers. We expect a number of commercial businesses in the supply chain of products and/or services used by the housing industry to face declining revenue and cash flow, i.e. wood products, contractors, wholesale suppliers, and certain product specialized nurseries. In turn, we are monitoring the financial condition of existing borrowers within these segments.

     As part of our ongoing lending process, internal risk ratings are assigned to each commercial, commercial real estate and commercial real estate construction loan before the funds are advanced to the customer. Our risk ratings are an important component in determining our allowance for credit losses. Credit risk ratings are based on our assessment of the borrower’s credit worthiness and the quality of our collateral position at the time a particular loan is made. Thereafter, credit risk ratings are evaluated on an ongoing basis focusing on our interpretation of relevant risk factors known to us at the time of each evaluation. Large balance loans have the credit risk rating reviewed on at least an annual basis. Our Reserve Adequacy Committee (“RAC”) also provides oversight in reviewing adversely risk rated loans, loans evaluated for impairment, and large balance loans that can have a important impact on the Bank’s provision requirements should future circumstances cause a downgrade. The RAC committee meets at least quarterly.

     Credit files are also examined periodically on a sample test basis by our credit review department and internal auditors, as well as by regulatory examiners. Our relationship managers are also responsible for evaluating the ongoing financial condition of each borrower in their respective portfolio of loans. These activities include, but are not limited to, maintaining open communication channels with borrowers, analyzing periodic financial statements and cash flow projections, evaluating collateral, and monitoring covenant compliance.

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

Nonperforming Assets and Delinquencies

     Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing, and OREO. The following table presents information with respect to nonaccrual loans by category and OREO for the periods presented.

(Dollars in thousands)	March 31, 2008	December 31, 2007
Loans on nonaccrual status:
Commercial	$4,336	$2,401
Real estate construction	91,630	22,121
Real estate mortgage:
Standard mortgage	936	552
Nonstandard mortgage product	295	-
Home equity lines of credit	274	-
Total real estate mortgage	1,505	552
Commercial real estate	1,565	1,353
Installment and consumer	2	-
Total nonaccrual loans	99,038	26,427
Other real estate owned	5,688	3,255
Total nonperforming assets	$104,726	$29,682

Nonperforming loans to total loans	4.51%	1.22%
Nonperforming assets to total assets	4.00%	1.12%

     At March 31, 2008, total nonperforming assets were $104.7 million, or 4.00%, of total assets, compared to $29.7 million or 1.12% at December 31, 2007, and $3.8 million or 0.15% at March 31, 2007. The two-step loan portfolio accounted for $94.5 million or 90% of total nonperforming assets. For additional information, see “Nonperforming Assets and Delinquencies – Two-Step Loans” below. The amount and level of nonaccrual loans depends on portfolio growth, portfolio seasoning, problem loan recognition and resolution through collections, sales or charge-offs. The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors particular to a borrower, such as actions of a borrower’s management or conditions affecting a borrower’s business.

     OREO is real property of which the Bank has taken possession or that has been deeded to the Bank through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in partial or full satisfaction of a loan or loans. The Company had 24 OREO properties at March 31, 2008, with a total net book value of $5.7 million. All but one of these properties, which had zero book value, was attributable to the two-step loan portfolio. OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. Management utilizes appraisal valuations and judgment in its assessment of fair market value and estimated selling costs. This amount becomes the property’s book value at the time it is taken into OREO. Any write-downs based on our determination of fair market value less estimated cost to sell at the date a particular property is acquired are charged to the allowance for loan losses. Management then periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further write-downs of OREO properties or gains on the sale of OREO are recorded to other noninterest expense. Expenses from the maintenance and operations of OREO properties are included in other noninterest expense in the statements of income. While OREO operational expense was minimal in 2007 and relatively minor in the first quarter of 2008, we expect this expense to increase significantly in the second quarter of 2008 and in future periods as a result of the projected increase in the number of OREO properties.

     The following table presents activity in the OREO portfolio for the periods shown.

		OREO activity
	Three months ended	Three months ended	Twelve months ended
	March 31,	March 31,	December 31,
(Dollars in thousands, unaudited)	2008	2007	2007
Beginning balance	$3,255	$-	$-
Additions to OREO including capitalized costs	2,707	340	3,786
Disposition of OREO	(274)	(340)	(531)
Ending balance	$5,688	$-	$3,255

     Delinquencies. The following table summarizes delinquency loan balances by type of loan for the periods shown:

(Dollars in thousands)	March 31, 2008	December 31, 2007
Loans on nonaccrual status:
Commercial	$2,485	$6,086
Real estate construction	18,826	36,941
Real estate mortgage:
Standard mortgage	3,035	486
Nonstandard mortgage product	1,996	-
Home equity lines of credit	52	45
Total real estate mortgage	5,083	531
Commercial real estate	604	792
Installment and consumer	97	134
Total loans 30-89 days past due, not in nonaccrual status	$27,095	$44,484

Delinquent loans past due 30-89 days to total loans	1.23%	2.05%

     Bancorp also monitors delinquencies, defined as balances over 30-89 days past due, not in nonaccrual status, as an important indicator for future nonperforming assets. Total delinquencies were 1.23% of total loans at March 31, 2008, down from 2.05% at December 31, 2007, primarily as a result of a shift of a large amount of loans from delinquent to nonaccrual status in first quarter 2008. For further discussion, see section “Nonperforming Assets and Delinquencies – Two-Step Loans” below. Delinquencies in the real estate construction category decreased materially from $36.9 million at December 31, 2007, to $18.8 million at March 31, 2008. All other categories of delinquencies also declined since year end 2007. The significant reduction in real estate construction delinquencies is primarily related to the effect of changes in our loan practices and policies, as applied to the two-step loan portfolio that led to the shift of a large amount of loans from delinquent to nonaccrual status. Accordingly, the reduction in delinquencies in the two-step loan portfolio did not reflect an improvement in credit quality. The majority of loans that became delinquent since year end were associated with the residential construction portfolio, and specifically, the two-step loan portfolio.

Allowance for Credit Losses and Net Loan Charge-offs

      Allowance for Credit Losses. An allowance for credit losses has been established based on management’s best estimate, as of the balance sheet date, of probable losses inherent in the loan portfolio. Please see the Company’s 2007 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Credit Losses and Net Loan Charge-offs” for a discussion of Bancorp’s methodologies underlying the calculation of the Company’s allowance for credit losses.

     Our allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” These accounting standards prescribe the measurement, income recognition and guidelines concerning impaired loans. For example, impairments associated with collateral dependent loans are charged-off promptly, rather than placed in specific reserves. In addition, net overdraft losses are included in the calculation of the allowance for credit losses per the guidance provided by regulatory authorities early in 2005, “Joint Guidance on Overdraft Protection Programs.”

     The Company maintains its allowance for credit losses by charging a provision for credit losses against income in periods in which management believes additional allowance is appropriate to accommodate its estimate of losses in the loan portfolio. The evaluation of the adequacy of specific and general valuation allowances is an ongoing process. This process includes analysis of information derived from many sources: historical loss trends, portfolio risk rating migrations, delinquency and nonaccrual loan growth, portfolio diversification, current and anticipated economic conditions, the effectiveness of loan policies and collection practices, expertise of credit personnel, regulatory guidance and other factors.

     Changes in the allowance for credit losses for year to date March 31, 2008, and full year ended December 31, 2007, are presented in the following table.

	Three months ended	Year ended
(Dollars in thousands)	March 31, 2008	December 31, 2007
Loans outstanding at end of period	$2,194,311	$2,172,669
Average loans outstanding during the period	2,176,935	2,094,977

Allowance for credit losses, beginning of period	54,903	23,017
Loan charge-offs:
Commercial	(623)	(3,798)
Real estate construction	(20,394)	(2,540)
Real estate mortgage	-	(71)
Commercial real estate	-	-
Installment and consumer	(74)	(254)
Overdraft	(302)	(1,050)
Total loan charge-offs	(21,393)	(7,713)
Recoveries:
Commercial	32	269
Real estate construction	66	7
Real estate mortgage	27	33
Commercial real estate	-	2
Installment and consumer	26	112
Overdraft	68	220
Total recoveries	219	643
Net loan charge-offs	(21,174)	(7,070)
Provision for credit losses	8,725	38,956
Allowance for credit losses, end of period	$42,454	$54,903

Components of allowance for credit losses
Allowance for loan losses	$39,602	$46,917
Reserve for unfunded commitments	2,852	7,986
Total allowance for credit losses	$42,454	$54,903

Net loan charge-offs to average loans annualized	3.91%	0.34%

Allowance for loan losses to total loans	1.80%	2.16%
Allowance for credit losses to total loans	1.93%	2.53%

     At March 31, 2008, the Company’s allowance for credit losses was $42.5 million, consisting of a $37.4 million formula allowance, a $.8 million specific allowance, a $1.4 million unallocated allowance and a $2.9 million reserve for unfunded commitments. At December 31, 2007, our allowance for credit losses was $54.9 million, consisting of a $41.4 million formula allowance, a $3.6 million specific allowance, a $1.9 million unallocated allowance and an $8.0 million reserve for unfunded commitments.

     Changes in the allocation of the allowance for loan losses in the first three months of 2008 were due primarily to changes in the risk ratings and delinquencies of our loans, as well as loan charge-offs and recovery activities. Also, a large portion of the current provision relates to construction loans, which have a higher inherent risk profile and are therefore allocated a higher allowance for credit losses relative to other loan categories in the portfolio.

     At March 31, 2008, Bancorp’s allowance for loan losses was 1.80% of total loans and 40% of total nonperforming loans, compared with an allowance for loan losses at December 31, 2007, of 2.16% of total loans, and 178% of total nonperforming loans, respectively.

     Overall, we believe that the allowance for credit losses is adequate to absorb losses in the loan portfolio at March 31, 2008, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may later need to significantly adjust the allowance for credit losses considering factors in existence at such time, including economic, market, or business conditions and the results of ongoing internal and external examination processes. Please see risk factors under Part II, Item 1A “Risk Factors” in this report and in our 2007 10-K.

     Net Loan Charge-offs. For the three months ended March 31, 2008, total net loan charge-offs were $21.2 million compared to $7.1 million for the year ended December 31, 2007. The annualized net loan charge-offs to total average loans outstanding were 3.91% for March 31, 2008, up from .65% at December 31, 2007. See “Two-step Loan Portfolio” below for more information. Loan losses for the first quarter in 2008 also include approximately $.3 million in losses that are related to collateral dependent impaired loans which were charged-off against their respective specific reserve.

Additional Loan Portfolio Disclosure

     We are providing additional information below regarding nonperforming assets and the allowance for credit losses that distinguishes loans other than two-step loans from those in our two-step loan portfolio. Management is providing this information to aid in the readers’ understanding of the impact of the two-step loan portfolio on our entire loan portfolio.

     The first section includes additional information regarding loans in our loan portfolio other than two-step loans. The second section includes information solely relating to loans in our two-step loan portfolio. For information regarding our total loan portfolio, please see the preceding section.

     Loans Other Than Two-Step Loans. The following table shows our total loan portfolio by category, as well as the breakout of the two-step loan portfolio from our other real estate construction loans.

(Dollars in thousands)	March 31,	December 31,
	2008	2007	2006
Commercial loans	$529,519	$504,101	$463,188
Real estate construction loans [1]	464,028	517,988	365,954
Real estate mortgage loans:
Standard mortgage	87,621	86,901	71,189
Nonstandard mortgage	25,107	7,495	-
Home equity line of credit	243,457	236,407	216,306
Total real estate mortgage loans	356,185	330,803	287,495
Commercial real estate loans	819,586	796,622	804,865
Installment and other consumer loans	24,993	23,155	26,188
Total loans	$2,194,311	$2,172,669	$1,947,690

[1] Two-step loans	$211,406	$262,952	$171,692
All other construction loans	252,622	255,036	194,262
Total real estate construction loans	$464,028	$517,988	$365,954

Two-step loans	$211,406	$262,952	$171,692
Total loans other than two-step loans	1,982,905	1,909,717	1,775,998
Total loans	$2,194,311	$2,172,669	$1,947,690

     As shown above, loans other than two-step loans were $1.98 billion at March 31, 2008, up $73 million, or 4%, from December 31, 2007.

Nonperforming Assets and Delinquencies – Loans Other Than Two-Step Loans

     Nonperforming assets - Loans Other Than Two-Step Loans. The following table presents information about nonperforming assets and delinquencies relating to loans other than two-step loans at the dates shown.

	March 31,	December 31,
(Dollars in thousands)	2008	2007	2006
Commercial loans	$4,336	$2,401	$385
Real estate construction loans	2,846	1,576	-
Real estate mortgage loans:
Standard mortgage	936	552	-
Nonstandard mortgage	295	-	-
Home equity line of credit	274	-	-
Total real estate mortgage loans	1,505	552	-
Commercial real estate loans	1,565	1,353	516
Installment and other consumer loans	2	-	-
Total nonaccrual loans	10,254	5,882	901
90 day past due and accruing interest	-	-	-
Total nonperforming loans other than two-step loans	10,254	5,882	901

Other real estate owned other than two-step loans	-	-	-
Total nonperforming assets other than two-step loans	$10,254	$5,882	$901

Delinquent other than two-step loans 30-89 days past due	$12,826	$7,706	$6,953

Nonperforming loans other than two-step loans to total loans other than two-step loans	0.52%	0.31%	0.05%
Nonperforming assets other than two-step assets to total assets	0.39%	0.22%	0.04%
Allowance for loan losses other than two-step loan losses to nonperforming loans other than two-step loans	289%	391%	2264%
Delinquent loans other than two-step loans to total loans other than two-step loans	0.65%	0.40%	0.39%

     Nonperforming loans other than two-step loans increased from $5.9 million at year end 2007 to $10.3 million or ..52% of total loans other than two-step loans at March 31, 2008. The increase in nonperforming assets in this portfolio was due to higher levels of nonaccrual loans. Commercial and industrial loans represented $1.9 million of the $4.4 million increase in nonaccrual loans, followed by growth in construction and development nonaccrual loans of $1.3 million.

     Delinquencies - Loans Other Than Two-Step Loans. Delinquencies in the other than two-step loan portfolio, defined as loans 30 to 89 days past due, increased to 65 basis points at March 31, 2008, compared to 40 basis points at December 31, 2007.

Allowance for Credit Losses and Net Loan Charge-offs – Loans Other Than Two-Step Loans

     Allowance for Credit Losses - Loans Other Than Two-Step Loans. The following table presents information with respect to the change in our allowance for credit losses relating to loans other than two-step loans.

	Quarter ended	Year ended
(Dollars in thousands)	March 31,	December 31,
	2008	2007	2006
Allowance for credit losses other than two-step loans, beginning of period	$23,838	$20,399	$19,303
Provision for credit losses other than two-step loans	7,945	7,976	1,281

Charge-offs other than two-step loans
Loan charge-offs:
Commercial	(623)	(3,798)	(831)
Real estate construction	(295)	-	(48)
Real estate mortgage	-	(71)	-
Installment and consumer	(74)	(254)	(130)
Overdraft	(302)	(1,050)	(912)
Total loan charge-offs other than two-step loans	(1,294)	(5,173)	(1,921)
Recoveries:
Commercial	32	269	501
Real estate construction	-	-	40
Real estate mortgage	27	33	-
Commercial real estate	-	2	-
Installment and consumer	26	112
Overdraft	68	220	233
Total recoveries other than two-step loans	153	636	774
Net loan charge-offs other than two-step loans	(1,141)	(4,537)	(1,147)

Allowance for credit losses, from acquisition	-	-	887

Total allowance for credit losses other than two-step loans	$30,642	$23,838	$20,324

Components of allowance for credit losses other than two-step loans
Allowance for loan losses other than two-step loans	$29,611	$23,000	$20,324
Reserve for unfunded commitments other than two-step loans	1,031	838	-
Total allowance for credit losses other than two-step loans	$30,642	$23,838	$20,324

Net loan charge-offs to average loans other than two-step loans annualized	0.21%	0.22%	0.06%
Allowance for other than two-step loan losses to total other than two-step loans	1.49%	1.20%	1.15%
Allowance for other than two-step credit losses to total other than two-step loans	1.55%	1.25%	1.15%

     The allowance for credit losses for loans other than two-step loans at March 31, 2008 was $30.7 million, up from $23.8 million at December 31, 2007. The largest driver of the higher allowance for credit losses, and thus an increased provision for credit losses for loans other than two-step, was primarily risk rating migration. The risk rating migration largely consisted of commercial loans and residential construction loans to builders being moved to higher risk rating categories. At March 31, 2008, the allowance for credit losses for loans other than two-step loans totaling $30.7 million consisted of a $27.4 million formula allowance, a $.8 million specific allowance, a $1.4 million unallocated allowance, and a $1.1 million reserve for unfunded commitments. At December 31, 2007, the total allowance for credit losses for loans other than two-step loans of $23.8 million consisted of a $20.3 million formula allowance, a $.7 million specific allowance, a $1.9 million unallocated allowance, and a $.9 million reserve for unfunded commitments.

     Net Loan Charge-offs – Loans Other Than Two-Step Loans. The net loan charge-offs in the first quarter 2008 for loans other than two-step were $1.1 million, and largely attributable to losses related to commercial and construction loans and overdrafts, compared to $1.4 million in the same quarter ended March 31, 2007. The annualized net loan charge-offs for loans other than two-step loans was .21%, similar to the .22% for the entire year ended December 31, 2007. Net overdraft losses were $.2 million in first quarter 2008 compared to $.1 million for the same period in 2007.

Two-Step Loan Portfolio

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

     The combination of tighter underwriting criteria implemented in the second and third quarters of 2007 and a softer residential housing market slowed origination volumes within the two-step loan program in the second and third quarters of 2007. The continued sharp decline in the fourth quarter of 2007 reflects the impact of discontinuing the two-step loan program.

     The following table presents two-step loan balance, unused commitment and total commitment detail as of the end of each period presented:

(Dollars in thousands)			Two-step total
	Two-step	Two-step loan	commitments (loan balance
Period ended	loan balance	unused commitments	plus unused commitments)
First quarter 2006	$85,129	$66,914	$152,043
Second quarter 2006	111,256	77,846	189,102
Third quarter 2006	138,939	105,246	244,185
Fourth quarter 2006	171,692	132,732	304,424
First quarter 2007	216,371	160,918	377,289
Second quarter 2007	256,332	149,902	406,234
Third quarter 2007	274,747	123,447	398,194
Fourth quarter 2007	262,952	78,585	341,537
First quarter 2008	211,406	34,201	245,607

     At March 31, 2008, the outstanding balance of loans originated in the two-step loan program was $211.4 million, down 20% from $263.0 million at December 31, 2007. Included in the $211.4 million was $88.8 million of nonaccrual loan balances and $122.6 million in loans that are accruing interest.

     Total two-step loan balances plus unused commitments (“two-step total commitments”) peaked in second quarter 2007 and has since contracted by $161 million, or 40%, to $246 million as of March 31, 2008. This decrease reflected the substantially lower origination volumes of two-step loans over the last three quarters of 2007. It is anticipated that the two-step loan balances will continue to run-off over the next nine months.

     The following table presents two-step total commitments outstanding at March 31, 2008, by the period in which the underlying loans mature.

(Dollars in thousands)	Two-step loan
total commitments
Maturities in period ended	commitment maturities
December 31, 2007	$33,264
First quarter 2008	46,268
Second quarter 2008	113,924
Third quarter 2008	41,527
Fourth quarter 2008	10,224
First quarter 2009	400
Total	$245,607

     Approximately 69% of future 2008 maturities are scheduled to occur in the second quarter. Actual maturities may occur somewhat later as certain commitments may be extended in the regular course of our construction lending business. Substantially all of the $33.3 million in two-step loans that matured during 2007 and the majority of the $46.3 million remaining in two-step loans that matured during first quarter 2008 were either delinquent or nonperforming loans at March 31, 2008.

     The following table illustrates two-step total commitments by geographic areas as of the dates shown.

(Dollars in thousands)
	March 31,	December 31,
Region	2008	2007
Portland, Oregon / Vancouver, Washington	$68,840	$102,336
Western Washington (Olympia, Seattle)	73,328	113,331
Central Oregon (Bend, Redmond)	32,804	44,310
Oregon Coast (Newport, Lincoln City)	24,404	32,655
Willamette Valley (Salem, Eugene)	32,128	34,331
Southern Oregon (Medford, Roseburg)	14,103	14,574
Total residential real estate construction loan commitments	$245,607	$341,537

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

     It has been our experience to date that once a borrower is delinquent, few are able to cure their past due status. Given that most two-step loans have interest reserves, conditions exist where troubled borrowers can draw against their interest reserve to make loan payments. In order to take appropriate action to identify problem loans that should be placed on nonaccrual, a number of profiles were developed based on portfolio experience. These profiles have been systematically applied to all loans in the portfolio. Loans that fit certain profile characteristics were placed on nonaccrual during the first quarter. This caused a certain number of loans either current or 30-89 days past due to be included in nonaccrual loans at March 31, 2008.

     In addition to the new criteria associated with profiles for classifying loans on nonaccrual, we also changed our practice of establishing specific reserves associated with collateral dependent impaired loans. We now charge-off the amount of impairment at the time of impairment, rather than placing the impaired amount in a specific reserve. Applying this new practice has accelerated the timing of charge-offs associated with collateral dependent two-step loans.

     At March 31, 2008 approximately 329 two-step loans, which represent 47% of all two-step loans, were classified nonaccrual under the new criteria and measured for impairment. Charge-offs associated with these loans were $20 million.

Nonperforming Assets and Delinquencies – Two-Step Loans

     Nonperforming Assets – Two-Step Loans. The following table presents information about nonperforming assets and delinquencies relating to two-step loans at the dates shown.

Dollars in thousands	March 31,	December 31,
	2008	2007	2006
Non-accruing two-step loans	$88,784	$20,545	$567
90 days past due and accruing interest two-step loans	-	-	-
Total nonperforming two-step loans	88,784	20,545	567

Other real estate owned two-step	5,688	3,255	-
Total nonperforming two-step assets	$94,472	$23,800	$567

Delinquent two-step loans 30-89 days past due	$14,269	$36,778	$2,969

Nonperforming two-step loans to total two-step loans	42.00%	7.81%	0.33%
Nonperforming two-step assets to total assets	3.60%	0.90%	0.02%
Allowance for two-step loan losses to nonperforming two-step loans	11%	116%	462%
Allowance for two-step loan losses to nonperforming two-step assets	11%	100%	462%
Delinquent two-step loans to total two-step loans	6.75%	13.99%	1.73%

     Nonperforming two-step assets were $94.5 million or 90% of total nonperforming assets at March 31, 2008, up from $23.8 million at December 31, 2007. At March 31, 2008, total nonperforming two-step assets of $94.5 million consisted of $88.8 million in nonaccrual loans, and the book value of 23 residential properties carried in OREO in the amount of $5.7 million. Approximately 75% of nonaccruing two-step loans were associated with homes that have been completed with the remaining balance related to homes under construction or where various issues halted construction. We anticipate nonperforming assets associated with the two-step loan portfolio will continue to increase over the next six months of 2008, but at a slower rate than that of the first quarter.

     The substantial increase in nonperforming assets was partly attributable to a loan policy change implemented in the first quarter, as disclosed in the Company’s 2007 10-K. The Bank amended its loan policy regarding the timing of placing certain segments of the real estate construction loan portfolio on nonaccrual status, including, as examples, loans that are over 30 days past due and construction is incomplete, loans that are 60 days past due and construction is completed, and for loans made to borrowers that have not commenced construction. At March 31, 2008, the $88.8 million two-step nonaccrual balance included $14.0 million in loan balances where payments are current and $24.5 million that are 30-89 days past due. The amendments to our loan policy applied to the entire construction loan portfolio; however, primarily the two-step loan portfolio was affected by the amended loan policy.

     Two-step OREO property represents real property which the Bank has taken possession of that has been deeded to the Bank through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in partial or full satisfaction of a loan or loans. It typically takes two to seven months following initial delinquency before property is recorded into OREO depending upon the resolution strategy and the complexities associated with the specific property. At March 31, 2008, we had approximately 225 properties in various stages of foreclosure, representing $68.0 million in loan balances. We expect approximately 80 of these properties to be recorded into OREO during the second quarter and 145 properties to be taken into OREO in the third or fourth quarters of 2008. As this occurs, the balances are moved from nonaccrual status loans to OREO on our balance sheet. To date, the majority of the OREO properties were acquired through non-judicial foreclosures, as the borrowers have not shown capacity to support the debt. Additional recoveries from two-step loan borrowers are expected to be limited. We expect OREO balances to grow rapidly over the next 6 months.

     Delinquencies - Two-Step Loans. Delinquencies in the two-step loan portfolio decreased to $14.3 million at March 31, 2008 from $36.8 million at year end 2007 as a consequence of implementing a modified loan policy during the first quarter which included accelerating the timing of the shift of loans with certain characteristics into nonaccrual status that in prior periods would have been reported as delinquent loans. Delinquent two-step loans were 6.75% of total two-step loans at March 31, 2008, down from 13.99% at December 31, 2007.

Allowance for Credit Losses and Net Loan Charge-offs – Two-Step Loans

     Allowance for Credit Losses - Two-Step Loans. The following table presents information with respect to the change in our allowance for credit losses relating to the two-step loan portfolio.

	Quarter to date
(Dollars in thousands)	March 31,	December 31,
	2008	2007	2006
Allowance for credit losses two-step loans, beginning of period	$31,065	$2,618	$1,166
Provision for credit losses two-step loans	780	30,980	1,452

Loan charge-offs two-step loans	(20,099)	(2,540)	-
Recoveries two-step loans	66	7	-
Net loan charge-offs two-step loans	(20,033)	(2,533)	-

Total allowance for credit losses two-step loans	$11,812	$31,065	$2,618

Components of allowance for credit losses two-step loans
Allowance for loan losses two-step loans	$9,991	$23,917	$2,618
Reserve for unfunded commitments two-step loans	1,821	7,148	-
Total allowance for credit losses two-step loans	$11,812	$31,065	$2,618

Net charge-offs two-step loans to average total loans annualized	3.70%	0.12%	0.00%
Allowance for two-step loan losses to total two-step loans	4.73%	9.10%	1.52%
Allowance for two-step credit losses to total two-step loans	5.59%	11.81%	1.52%

     The allowance for credit losses associated with the two-step loan portfolio decreased to $11.8 million or 5.6% of total two-step loans at March 31, 2008, down from $31.1 million and 11.8%, respectively, at year end 2007. The allowance for credit losses relating to two-step loans was 7.9% of total loans and commitments associated with performing two-step loans at March 31, 2008 compared to 8.9% at December 31, 2007. The two-step allowance for credit losses is allocated into two separate components as follows: a pool based formula allowance of $10.0 million, and a $1.8 million reserve for unfunded commitments. We will record actual future charge-offs in the two-step loan portfolio against the allowance for loan losses assigned to the portfolio.

     Net Loan Charge-offs – Two-Step Loans. Net charge-offs in the two-step loan portfolio were $20.0 million in the first quarter of 2008. The charge-offs associated with the two-step loan portfolio in the first quarter were applied against the allowance for credit losses for the portfolio established at year end 2007. The charge-offs and interest reversal amounts in the two-step loan portfolio during the first quarter reflect a modification in our loan policy regarding the timing of moving particular loans to nonaccrual status. The application of the modified loan policy caused us to recognize significant loan charge-offs and interest reversals in the first quarter that otherwise would have been recognized in later periods. The first quarter 2008 annualized net charge-offs percentage for loans other than two-step were .21%, down from .28% in the first quarter of 2007.

Deposits and Borrowings

     The following table summarizes the quarterly average dollar amount in, and the average interest rate paid on, each of the deposit and borrowing categories for the first quarters of 2008 and 2007.

	First Quarter 2008			First Quarter 2007
	Quarterly Average		Rate	Quarterly Average
(Dollars in thousands)	Balance	Percent	Paid	Balance	Percent	Rate Paid
Demand deposits	$464,088	22%	-	$463,226	23%	-
Interest bearing demand	290,337	14%	1.03%	276,271	14%	1.26%
Savings	68,649	3%	0.50%	72,779	4%	0.67%
Money market	662,508	33%	2.76%	642,858	32%	3.67%
Time deposits	579,157	28%	4.33%	538,304	27%	4.66%
Total deposits	2,064,739	100%	3.05%	1,993,438	100%	3.61%

Short-term borrowings	146,148		3.78%	121,065		5.28%
Long-term borrowings (1)	138,991		5.06%	99,469		5.40%
Total borrowings	285,139		4.40%	220,534		5.33%

Total deposits and borrowings	$2,349,878		3.14%	$2,213,972		3.84%

(1) Long-term borrowings include junior subordinated debentures.

     First quarter 2008 average total deposits increased 4%, or $71 million, from the first quarter 2007. Our average deposit mix remained fairly consistent year over year first quarter, with slightly more growth across the interest bearing deposit categories. Average noninterest bearing demand balances was 22% of total deposits, or relatively unchanged from 23% in the prior year first quarter.

     Average borrowings increased 30% or $65 million from the first quarter of 2007 as a result of higher FHLB borrowings in the most recent quarter. Such borrowings were competitively priced relative to interest bearing deposits, including certificates of deposit. The growth in interest bearing deposits for the remainder of 2008 will depend upon funding needs, mainly influenced by change in loan balances, and relative alternatives and availability of other funding sources including FHLB borrowings.

     Our deposit and borrowing cost decreased 70 basis points since the first quarter of 2007, reflecting the 200 basis point reduction in the fed funds rate during the most recent quarter. We repriced our deposits aggressively to protect the Bank spread.

     The balance of junior subordinated debentures at March 31, 2008 was $51 million. For additional detail regarding Bancorp’s outstanding debentures, see Note 8 in the financial statements included under Item 1 of this report and our 2007 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Funds.”

Capital Resources

     The Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 4%, and a ratio of total capital to total risk-weighted assets of 8% or greater. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 3%. As of March 31, 2008, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     The following table summarizes the consolidated risk based capital ratios of Bancorp and the Bank at March, 31, 2008, and December 31, 2007.

	March 31, 2008				December 31, 2007
			Amount	Percent			Amount	Percent
			Required For	required for			Required For	required for
			Minimum	Minimum			Minimum	Minimum
			Capital	Capital			Capital	Capital
(Dollars in thousands)	Actual		Adequacy	Adequacy	Actual		Adequacy	Adequacy
	Amount	Ratio	Amount		Amount	Ratio	Amount
Tier 1 Capital
West Coast Bancorp	$244,888	9.96%	$98,332	4%	$244,165	9.88%	$98,804	4%
West Coast Bank	227,950	9.32%	97,877	4%	228,976	9.28%	98,687	4%

Total Capital
West Coast Bancorp	$275,762	11.22%	$196,664	8%	$275,306	11.15%	$197,608	8%
West Coast Bank	258,683	10.57%	195,754	8%	260,080	10.54%	197,373	8%

Risk weighted assets
West Coast Bancorp	$2,458,305				$2,470,097
West Coast Bank	2,446,930				2,467,165

Leverage Ratio
West Coast Bancorp	$244,888	9.49%	$77,430	3%	$244,165	9.41%	$77,855	3%
West Coast Bank	227,950	8.84%	77,386	3%	228,976	8.83%	77,828	3%

Average total assets
West Coast Bancorp	$2,581,001				$2,595,174
West Coast Bank	2,579,537				2,594,280

     Stockholders' equity was $208 million at March 31, 2008 and also at December 31, 2007. The total capital ratio at the Bank was 10.57% at March 31, 2008, 57 basis points over minimum for well capitalized status and substantially unchanged from 10.54% at December 31, 2007. Due to the uncertainty about the health of the economy and the local residential housing market, the Company does not anticipate any stock repurchase activity for the remainder of the year.

     The risk based capital ratios of Bancorp include $51 million of trust preferred securities that qualify as tier 1 capital at March 31, 2008, under guidance issued by the Board of Governors of the Federal Reserve System. Bancorp expects to continue to rely on common equity and trust preferred securities to remain well-capitalized, and may also determine to issue other hybrid equity or debt instruments, such as convertible preferred stock or subordinated debt, to maintain its capital ratios or to improve its financial condition. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company.

     For further discussion of the amount and terms of issuances of pooled trust preferred securities, see Note 8 in the financial statements including under Item 1 of this report and our 2007 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Sources of Funds.”

     Under its corporate stock repurchase program the Company may buy up to a total of 4.88 million shares of the Company’s common stock. Since initiating its stock repurchase plan in the year 2000 and including shares repurchased related to stock plans, the Company has repurchased approximately 3.83 million shares, or 25%, of currently outstanding shares at an average price of $17.49 per share. Total shares available for repurchase under the Company’s stock repurchase program were approximately 1.05 million at March 31, 2008.

     The following table presents information with respect to Bancorp’s stock repurchases.

	Shares repurchased or
	redeemed related to	Shares repurchased as	Total shares	Total cost of
(Shares and dollars in thousands, other than	stock options and	part of the corporate	repurchased in the	shares		Average price
per share amounts)	restricted stock	stock repurchase plan	period	repurchased		per share
Year ended 2000	15	573	588	$5,454		$9.28
Year ended 2001	28	534	562	6,879		12.24
Year ended 2002	35	866	901	13,571		15.06
Year ended 2003	29	587	616	10,927		17.74
Year ended 2004	49	484	533	11,502		21.58
Year ended 2005	44	484	528	12,856		24.35
Year ended 2006	37	95	132	3,852		29.18
Year ended 2007	22	205	227	6,486		28.57
Three months ended March 31, 2008	3	-	3	(1	)*	(1	)*
Total	262	3,828	4,090	$71,527		$17.49

(1)* not meaningful, repurchase related to redemption of stock related to restricted stock vesting.

     Please also see discussion of stock repurchase activity during the quarter ended March 31, 2008, under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below.

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

     Deposits are the primary source of new funds. Total deposits were $2.1 billion at March 31, 2008, unchanged from $2.1 billion at December 31, 2007.

     The Company has an agreement with Promontory Interfinancial Network that makes it possible to offer FDIC insured deposits in excess of the current deposit limits. This Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to match CDARS deposits in other participating banks, dollar for dollar. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way. Due to the nature of the placement of funds, CDARS deposits are defined as "brokered deposits" by regulatory agencies. The Company’s CDARS balance at March 31, 2008, was $11.3 million in reciprocal balances. The Bank does not currently have any additional brokered deposits.

     The holding company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the holding company’s liquidity comes from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the holding company. We believe that such restrictions will not have an adverse impact on the ability of the holding company to meet its liquidity needs which include quarterly cash dividend distributions to shareholders and debt service on the $51 million of outstanding junior subordinated debentures. In addition, the holding company receives cash from the exercise of options and the issuance of trust preferred securities. As of March 31, 2008, the holding company did not have any borrowing arrangements of its own.

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

(Dollars in thousands)	Contract or	Contract or
	Notional Amount	Notional Amount
	March 31, 2008	December 31, 2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$368,095	$395,203
Real estate construction
Two-step loans	34,201	78,585
Other than two-step loans	120,103	149,833
Total real estate construction	154,304	228,418
Real estate mortgage
Standard mortgage	6,351	7,320
Non-standard mortgage	-	-
Home equity line of credit	198,418	198,331
Total real estate mortgage loans	204,769	205,651
Commercial real estate	22,465	27,116
Installment and consumer	18,164	19,232
Other [1]	61,656	24,223
Standby letters of credit and financial guarantees	7,085	8,081
Account overdraft protection instruments	66,823	54,093
Total	$903,361	$962,017

1 The category “other” represents commitments extended to clients or borrowers that have not yet been fully executed. While we believe these commitments to be binding, they are not yet classified nor have they been placed into our loan system.

     The Bank’s commitments to make loans decreased $59 million or 6% since December 31, 2007, primarily as a result of lower unused commitments in its commercial and real estate construction portfolio. Loan commitments qualify as risk weighted assets and impact our risk based capital ratios by decreasing them.

     For a further discussion of off-balance sheet arrangements, see Note 21, “Financial Instruments with Off-Balance Sheet Risk.” in our 2007 10-K financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change in the market risks disclosure under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2007 10-K.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     None applicable.

Item 1A. Risk Factors

     The following are certain risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order. See “Item 1A. Risk Factors” of our 2007 10-K for additional risks that may affect our business.

Future loan losses may exceed our allowance for loan losses.

     We are subject to credit risk, which is the risk that borrowers will fail to repay loans in accordance with their terms. A downturn in the economy or a specific industry sector or a rapid change in interest rates could adversely affect our borrowers’ ability to repay loans. A downturn in the relevant real estate markets could adversely affect the value and salability of the collateral for many of our loans. Developments of this nature could result in losses in excess of our allowance for loan losses. In addition, to the extent that loan payments from borrowers are not timely, the loans will be placed on nonaccrual status, thereby reducing and/or reversing previously accrued interest income.

     We maintain an allowance for loan losses that represents management’s best estimate, as of a particular date, of the probable amount of loan receivables that the Bank will be unable to collect. When available information confirms that specific loans or portions of loans are uncollectible, those amounts are charged off against the allowance for loan losses. Our management establishes the allowance for loan losses based on a continual evaluation of lending concentrations, specific credit risks, past loan loss experience, loan portfolio and collateral quality, and relevant economic, political, and regulatory conditions. Adverse changes in any of these or other factors that management considers relevant may result in an increase in the allowance for loan losses. In addition, federal and state banking regulators periodically review the allowance for loan losses and may require that the Bank increase the allowance or recognize loan charge-offs. Any additional provision for loan losses to increase the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations. For more information on this topic, see “Critical Accounting Policies” and “Allowance for Credit Losses and Net Loan Charge-offs” in our 2007 10-K and related sections in this quarterly report under Part 1, Item 2 above.

Defaults and related losses in our two-step residential construction loan portfolio could be greater than currently anticipated and are expected to result in a significant increase in other real estate owned (“OREO”) balances and number of properties to be disposed, which is expected to adversely affect our financial results.

     Actual losses related to loans in the two-step loan portfolio (“two-step loans”) may be greater then anticipated, resulting in additional provision for credit losses in future periods. In addition, as part of our collection process for all nonperforming loans, including nonperforming two-step loans, we may foreclose on and take title to the real estate serving as collateral for the loan. Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties and, in certain cases, complete construction of residences prior to sale. Any decrease in sale prices on homes may lead to OREO write-downs with a corresponding expense in our income statement. We expect that our earnings over the next several quarters will be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in real estate properties during the period they are held in OREO.

A significant decline in the Company’s market value could result in an impairment of goodwill.

     Recently, the Company’s common stock has been trading at a price below its book value, including goodwill and other intangible assets. If impairment was deemed to exist, we would be required to write down our assets resulting in a charge to earnings. See section titled “Goodwill and Other Intangible Assets” in Item 7 of our 2007 10-K.

We may need to raise additional capital which may not be available or may adversely affect existing shareholders.

     Bancorp may need to raise additional capital in the future through financings to maintain desired levels of capital ratios, to improve its financial condition, or to increase liquidity available for operations. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financings, dilution to Bancorp’s shareholders could result and, in any case, securities may have rights, preferences and privileges that are senior to those of Bancorp’s current shareholders. Debt financing could also negatively affect future earnings due to interest charges.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2008:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased (1)	per Share	(2)	Under the Plans or Programs
1/1/08 - 1/31/08	47	$14.13	-	1,051,821
2/1/08 - 2/29/08	112	$15.92	-	1,051,821
3/1/08 - 3/31/08	-	$0.00	-	1,051,821
Total for quarter	159		-

(1) Shares repurchased by Bancorp during the quarter include shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 47 shares, 112 shares, and 0 shares, respectively, for the periods indicated. There were no shares repurchased pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below.

(2) Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, by 1.0 million shares in April 2004, and by 1.0 million shares in September 2007 for a total authorized repurchase amount as of March 31, 2008, of approximately 4.9 million shares.

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

WEST COAST BANCORP
(Registrant)

Dated: May 2, 2008	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and Chief Executive Officer

Dated: May 2, 2008	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer