Form 10-Q
period 2008-06-30
WEST COAST BANCORP /NEW/OR/
filed 2008-08-06
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2008

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

Yes [X] No [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

[   ] Large Accelerated Filer [X] Accelerated Filer [   ] Non-accelerated Filer [   ] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock, no par value: 15,701,829 shares outstanding as of July 31, 2008

WEST COAST BANCORP

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Dollars and shares in thousands)	2008	2007
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$83,055	$81,666
Federal funds sold	18,632	31,512
Interest-bearing deposits in other banks	80	624
Total cash and cash equivalents	101,767	113,802
Trading assets	1,262	1,582
Investment securities available for sale, at fair value
(amortized cost: $240,759 and $259,844)	234,372	259,130
Federal Home Loan Bank stock held at cost	14,582	10,295
Loans held for sale	4,366	3,187
Loans	2,153,716	2,172,669
Allowance for loan losses	(35,723)	(46,917)
Loans, net	2,117,993	2,125,752
Premises and equipment, net	34,456	34,733
Other real estate owned	27,892	3,255
Goodwill	13,059	13,059
Core deposit intangible, net	1,194	1,432
Bank owned life insurance	23,057	22,612
Other assets	58,926	57,775
Total assets	$2,632,926	$2,646,614

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Demand	$500,189	$501,506
Savings and interest-bearing demand	349,950	364,971
Money market	693,801	678,090
Time deposits	534,310	550,265
Total deposits	2,078,250	2,094,832
Short-term borrowings	161,200	167,000
Long-term borrowings	110,178	83,100
Junior subordinated debentures	51,000	51,000
Reserve for unfunded commitments	1,322	7,986
Other liabilities	25,468	34,455
Total liabilities	2,427,418	2,438,373

Commitments and contingent liabilities (Note 6)

STOCKHOLDERS' EQUITY:
Preferred stock: no par value, none issued; 10,000 shares authorized	-	-
Common stock: no par value, 50,000 shares
authorized; 15,702 and 15,593 shares issued
and outstanding, respectively	19,628	19,491
Additional paid-in capital	70,902	70,391
Retained earnings	118,855	118,792
Accumulated other comprehensive loss	(3,877)	(433)
Total stockholders' equity	205,508	208,241
Total liabilities and stockholders' equity	$2,632,926	$2,646,614

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED INCOME STATEMENTS
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(In thousands, except per share amounts)	2008	2007	2008	2007
INTEREST INCOME:
Interest and fees on loans	$32,826	$42,637	$67,899	$82,548
Interest on taxable investment securities	1,945	2,660	4,207	5,661
Interest on nontaxable investment securities	834	737	1,670	1,478
Interest on deposits in other banks	20	27	32	34
Interest on federal funds sold	120	87	249	199
Total interest income	35,745	46,148	74,057	89,920

INTEREST EXPENSE:
Savings and interest-bearing demand deposits	3,782	7,253	9,155	14,048
Time deposits	5,282	6,271	11,522	12,463
Short-term borrowings	1,250	2,127	2,623	3,704
Long-term borrowings	1,098	651	2,052	1,257
Junior subordinated debt	620	1,122	1,415	1,839
Total interest expense	12,032	17,424	26,767	33,311
NET INTEREST INCOME	23,713	28,724	47,290	56,609
Provision for credit losses	6,000	3,500	14,725	6,300
Net interest income after provision for credit loss	17,713	25,224	32,565	50,309

NONINTEREST INCOME:
Service charges on deposit accounts	3,883	3,136	7,518	6,021
Payment systems related revenue	2,340	2,012	4,471	3,690
Trust and investment services revenue	1,534	1,649	3,119	3,141
Gain on sales of loans	769	967	1,629	2,271
Other noninterest income	325	845	1,735	1,519
Gains on sales of securities	187	96	777	96
Total noninterest income	9,038	8,705	19,249	16,738

NONINTEREST EXPENSE:
Salaries and employee benefits	12,645	12,544	25,000	25,057
Equipment	1,765	1,574	3,516	3,100
Occupancy	2,297	2,158	4,672	4,207
Payment systems related expense	892	825	1,735	1,490
Professional fees	948	545	1,748	966
Postage, printing and office supplies	1,000	969	1,966	1,845
Marketing	1,006	870	1,801	1,994
Communications	427	354	829	787
Other noninterest expense	2,366	1,661	4,300	3,093
Total noninterest expense	23,346	21,500	45,567	42,539

INCOME BEFORE INCOME TAXES	3,405	12,429	6,247	24,508
PROVISION FOR INCOME TAXES	721	4,294	1,563	8,509
NET INCOME	$2,684	$8,135	$4,684	$15,999

Basic earnings per share	$0.17	$0.52	$0.30	$1.03
Diluted earnings per share	$0.17	$0.50	$0.30	$0.99

Weighted average common shares	15,467	15,567	15,456	15,525
Weighted average diluted shares	15,540	16,143	15,572	16,136

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six months ended
	June 30,
(Dollars in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,684	$15,999
Adjustments to reconcile net income to net cash
(used in) provided by operating activities:
Depreciation and amortization	2,185	2,494
Amortization of tax credits	626	437
Deferred income tax (benefit) expense	(6,682)	1,795
Amortization of intangibles	238	302
Provision for credit losses	14,725	6,300
Gains on sales of securities	(777)	(96)
Net gain on disposal of fixed assets	(6)	(98)
Net loss (gain) on sale of other real estate owned	263	(13)
Gains on sale of loans	(1,629)	(2,271)
Increase in cash surrender value of bank owned life insurance	(445)	(420)
Stock based compensation expense	1,101	957
Excess tax benefit from stock based compensation expense	-	(144)
Decrease in interest receivable	3,924	157
Decrease (increase) in other assets	3,882	(4,704)
Increase in other real estate owned	(27,600)	-
Origination of loans held for sale	(36,895)	(51,332)
Proceeds from sales of loans held for sale	37,345	55,787
(Decrease) increase in interest payable	(546)	206
Decrease in other liabilities	(15,871)	(279)
Decrease (increase) in trading assets	320	(628)
Net cash (used in) provided by operating activities	(21,158)	24,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	20,812	73,225
Proceeds from sales of available for sale securities	30,898	833
Purchase of available for sale securities	(31,678)	(15,353)
Purchase of Federal Home Loan Bank stock	(4,287)	-
Loans made to customers greater than principal collected on loans	(6,966)	(196,073)
Investments in tax credits	(430)	-
Proceeds from the sale of fixed assets	-	350
Proceeds from the sale of other real estate owned	3,185	360
Capital expenditures on other real estate owned	(462)	-
Capital expenditures on fixed assets	(1,958)	(2,960)
Net cash provided by (used in) investing activities	9,114	(139,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, savings and interest
bearing transaction accounts	(627)	15,227
Net (decrease) increase in time deposits	(15,955)	23,574
Proceeds from issuance of junior subordinated debentures	-	17,500
Repayment of junior subordinated debentures	-	(7,500)
Proceeds from issuance of long-term borrowings	32,078	4,200
Repayment of long-term borrowings	-	(10,000)
Net (decrease) increase in short-term borrowings	(10,800)	63,109
Repurchase of common stock	-	(474)
Net activity in common stock of deferred compensation plans	9	(60)
Net proceeds (redemption) from issuance of common stock	(462)	1,842
Excess tax benefit from stock based compensation	-	144
Dividends paid and cash paid for fractional shares	(4,234)	(3,779)
Net cash provided by financing activities	9	103,783

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,035)	(11,386)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	113,802	93,800
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,767	$82,414

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(Dollars and shares in thousands)	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE, January 1, 2007	15,586	$19,482	$71,762	$109,952	$(314)	$200,882

Comprehensive income:
Net income	-	-	-	16,842	-	$16,842
Other comprehensive loss, net of tax:
Net unrealized investment/derivative loss	-	-	-	-	(119)	(119)
Other comprehensive loss, net of tax						(119)
Comprehensive income						$16,723
Cash dividends, $.51 per common share	-	-	-	(8,002)	-	(8,002)

Issuance of common stock-stock options	162	202	2,123	-	-	2,325
Redemption of common stock-options and restricted stock	(22)	(28)	(611)	-	-	(639)
Activity in Deferred Compensation Plan	(2)	(2)	(82)	-	-	(84)
Issuance of common stock-restricted stock	74	93	(93)	-	-	-
Common stock repurchased and retired	(205)	(256)	(5,591)	-	-	(5,847)
Stock based compensation expense	-	-	2,030	-	-	2,030
Tax benefit associated with stock plans	-	-	853	-	-	853
BALANCE, December 31, 2007	15,593	19,491	70,391	118,792	(433)	208,241

Comprehensive income:
Net income	-	-	-	4,684	-	$4,684
Other comprehensive loss, net of tax:
Net unrealized investment loss	-	-	-	-	(3,444)	(3,444)
Other comprehensive loss, net of tax						(3,444)
Comprehensive income						$1,240
Cash dividends, $.27 per common share	-	-	-	(4,234)	-	(4,234)

Issuance of common stock-stock options	1	1	8	-	-	9
Redemption of common stock-options and restricted stock	(18)	(22)	(162)	-	-	(184)
Activity in Deferred Compensation Plan	(2)	(2)	11	-	-	9
Issuance of common stock-restricted stock	128	160	(160)	-	-	-
Stock based compensation expense	-	-	1,101	-	-	1,101
Tax adjustment associated with stock plans	-	-	(287)	-	-	(287)
Post retirement benefit adjustment	-	-	-	(387)	-	(387)
BALANCE, June 30, 2008	15,702	$19,628	$70,902	$118,855	$(3,877)	$205,508

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information. In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”), and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust, and Totten, Inc., after elimination of intercompany transactions and balances. The Company’s interim consolidated financial statements and related notes, including our significant accounting policies, should be read in conjunction with the audited financial statements and related notes, including our significant accounting policies, contained in Bancorp's Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”). Other real estate owned (“OREO”) and FHLB stock held at cost have been reclassified in prior periods to conform to current presentation in the Company’s consolidated balance sheet. In addition, certain items in prior periods of the cash flow statement have been reclassified to conform to the current presentation including OREO, fixed assets, FHLB stock and the classification of stock related activity in our deferred compensation plan in the cash flow statement.

     The Company revised its loan policy on accounting for the recognition of impairment on collateral dependent loans in the first quarter ended March 31, 2008. The Company changed its practice of establishing specific reserves in the allowance for loan losses associated with collateral dependent impaired loans. As a result, the Company now charges off the amount of impairment at the time of impairment, rather than placing the impaired loan amount in a specific reserve. The policy also accelerated the timing of placing loans with certain characteristics on nonaccrual status. Applying these new practices accelerated the timing of charge-offs associated with collateral dependent impaired loans.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations and cash flows for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or other future periods.

     Supplemental cash flow information. The following table presents supplemental cash flow information for the six months ended June 30, 2008, and 2007.

(Dollars in thousands)	Six months ended
	June 30,
Cash paid in the period for:	2008	2007
Interest	$27,313	$33,105
Income taxes	$4,385	$9,856
Noncash investing and financing activities:
Change in unrealized loss on available for sale securities
and derivatives, net of tax	$(3,444)	$(1,504)
Dividends declared and accrued in other liabilities	$2,124	$1,894
Other real estate owned and fixed asset expenditures accrued in other liabilities	$138	$-

     Other real estate owned. OREO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated cost to sell at the date of acquisition are charged to the allowance for credit losses. Management periodically reviews OREO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any further OREO write-downs are charged to other noninterest expense. Net expenses from operations of OREO properties are included in other noninterest expense in the consolidated income statements.

1. BASIS OF PRESENTATION (continued)

     Goodwill and Intangible Assets. At June 30, 2008, Bancorp had $14.3 million in goodwill and other intangible assets, that related to its acquisition of Mid-Valley Bank and are evaluated for possible impairment on an annual basis as of April 30, or when other impairment indicators exist. All goodwill and other intangible assets reside at the Bank operating segment. The Company evaluated its goodwill and intangible assets as of April 30, 2008, and subsequently at June 30, 2008, due to a further decrease in its market capitalization, and concluded that there was no impairment at either date under SFAS No. 142, “Goodwill and Other Intangible Assets.”

     The impairment analysis requires management to make highly subjective judgments. Events and factors that may significantly affect the estimates include, among others, competitive forces, customer behaviors and attrition, changes in revenue growth trends, cost structures, changes in discount rates and specific industry and market conditions. If impairment is later deemed to exist, goodwill or other intangible assets will be written down to estimated fair value, resulting in a charge to earnings in the period in which the write down occurs.

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

     In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” SFAS No. 159 provides entities with an option to report certain financial assets and liabilities at fair value with changes in fair value reported in earnings. In addition, it requires disclosures related to an entity’s election to use fair value reporting. It also requires entities to display the fair value of those assets and liabilities for which the entity has elected to use fair value on the face of the balance sheet. SFAS No. 159 is effective for the Company beginning January 1, 2008. The Company did not choose to report additional assets and liabilities at fair value other than those required to be accounted for at fair value prior to the adoption of SFAS No. 159. Therefore, the adoption of this standard had no impact on the Company.

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

2. STOCK PLANS AND STOCK BASED COMPENSATION

     At June 30, 2008, Bancorp had multiple stock and stock option plans. Bancorp’s stock option plans include the 2002 Stock Incentive Plan (“2002 Plan”), the 1999 Stock Option Plan (“1999 Plan”), the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (“1991 Plan”), and the 1995 Directors Stock Option Plan (“1995 Plan”). No additional grants may be made under plans other than the 2002 Plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options and restricted stock awards for up to 1.9 million shares, of which, .2 million shares remain available for issue, of which, .05 million may be allocated to restricted stock awards.

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

	Six months ended
	June 30, 2008
		Weighted Avg.
	Common Shares	Exercise Price
Balance, beginning of period	1,311,585	$16.97
Granted	177,500	12.73
Exercised	(981)	9.20
Forfeited/Expired	(56,414)	17.31
Balance, end of period	1,431,690	$16.43

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Six months ended	Six months ended
(Dollars in thousands, except share and per share data)	June 30, 2008	June 30, 2007
Intrinsic value of options exercised in the period	$2	$2,236

Stock options vested and expected to vest:
Number	1,398,438	1,322,754
Weighted avg. exercise price	$16.40	$16.95
Aggregate intrinsic value	$(10,815)	$17,784
Weighted avg. contractual term of options	5.2 years	5.4 years

Stock options vested and currently exercisable:
Number	1,165,573	1,133,296
Weighted avg. exercise price	$16.08	$15.45
Aggregate intrinsic value	$1	$16,937
Weighted avg. contractual term of options	4.3 years	4.9 years

2. STOCK PLANS AND STOCK BASED COMPENSATION (continued)

     The following table presents information on restricted stock outstanding for the period shown.

	June 30, 2008
		Weighted Avg. Market
	Restricted Shares	Price at Grant
Balance, beginning of period	148,317	$27.97
Granted	127,900	11.48
Vested	(57,278)	26.58
Forfeited	(3,505)	28.60
Balance, end of period	215,434	$18.54

Weighted avg. remaining recognition period	1.9 years

     In the first two quarters of 2008, the Company granted 127,900 shares of restricted stock of which approximately 35,000 shares were granted with a clause that requires the Company's stock price to be at a certain level to vest. The balance of unearned compensation related to restricted stock shares as of June 30, 2008, and June 30, 2007, was $3.8 million and $3.9 million, respectively.

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

     The following table presents the Black-Scholes assumptions used in connection with stock option grants in the periods shown.

	Black-Scholes assumptions
	Six months ended	Year ended
	June 30, 2008	December 31, 2007
Risk Free interest rates	2.75%-3.52%	4.44%-4.78%
Expected dividend yield	3.60%-4.14%	1.48%-1.66%
Expected lives, in years	4	4
Expected volatility	27%	23%
Weighted avg. fair value of options granted in period	$2.20	$6.80

     It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock, rather than issue treasury shares. Bancorp expenses stock options and restricted stock on a straight line basis over the related vesting term. The following table presents stock-based compensation expense for the periods shown.

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, pretax)	2008	2007	2008	2007
Restricted stock expense	$421	$361	$835	$709
Stock option expense	140	120	266	248
Total stock-based compensation expense	$561	$481	$1,101	$957

     The income tax benefit recognized in the income statement for restricted stock compensation expense in the three and six months ended June 30, 2008, was $160,000 and $317,000, respectively, compared to $137,000 and $269,000 for the three and six months ended June 30, 2007, respectively.

2. STOCK PLANS AND STOCK BASED COMPENSATION (continued)

     The Company’s tax benefits from disqualifying dispositions for the exercise of incentive stock options, the exercise of non-qualified stock options, and the vesting and release of restricted stock for the three months ended June 30, 2008 and 2007, were $0 and $.5 million, respectively. For the six months ended June 30, 2008 and 2007, the Company recognized income tax benefits of $0 and $.7 million, respectively, when recorded. These tax benefits lower the Company’s tax liability and increase additional paid in capital.

     Cash received from stock option exercises for the three months ended June 30, 2008 and 2007, was $0 and $.8 million, respectively. For the six months ended June 30, 2008 and 2007, the Company’s cash received from stock option exercises was $0 and $1.5 million, respectively.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

     The composition of Bancorp’s investment portfolio is as follows:

	June 30,	December 31,
(Dollars in thousands)	2008	2007
Investments available for sale (At fair value)
Treasury securities	$209	$207
U.S. Government agency securities	25,445	61,557
Corporate securities	15,280	19,568
Mortgage-backed securities	102,849	84,197
Obligations of state and political subdivisions	83,582	86,106
Equity and other securities	7,007	7,495
Total investment securities available for sale	$234,372	$259,130

     As of June 30, 2008, the fair value of the securities in the investment portfolio was $234.4 million while the carrying, or book, value was $240.8 million, reflecting an unrealized loss in the portfolio of $6.4 million as of that date. At December 31, 2007, the fair value and carrying value of the securities in the investment portfolio were $259.1 million and $259.8 million, respectively, reflecting an unrealized loss of $.7 million.

     The June 30, 2008, investment portfolio balance of $234.4 million decreased $24.8 million from December 31, 2007. At June 30, 2008, total investment securities available for sale had a pre-tax net unrealized loss of $6.4 million. Our US Government agency portfolio consisted of $24.4 million of AAA rated debt and $1 million of agency debt rated AA-.

     There was a $3.4 million unrealized loss in corporate securities at June 30, 2008. This was associated with the decline in market value of our $13.9 million carrying value investment in collateralized debt obligations collateralized by pools of trust preferred securities issued primarily by banks and insurance companies. These securities are rated A- or better and have several features that reduce credit risk, including subordination and collateral coverage tests.

     The investment portfolio has limited direct exposure to “subprime” mortgages. Our mortgage-backed security portfolio consists of $61 million of US agency backed mortgages and $42 million of non-agency mortgages. The majority of our non-agency mortgage-backed securities portfolio is comprised of securities secured by 15 year fully amortizing jumbo loans. All of our non-agency mortgage-backed securities are rated AAA or Aaa.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE (continued)

     Included in equity and other securities is a $2.9 million investment in Freddie Mac preferred stock. At June 30, 2008, we had a $.8 million unrealized loss on this investment. The market value of this investment has been volatile as the market situation for Freddie Mac remains very fluid and lacks clarity for investors. There are multiple scenarios for government intervention and management expects decisions impacting the future structure of Freddie Mac to be made in the next few months. The outcome is expected to help preferred stock investors better assess the market value of Freddie Mac preferred stock. Based on the current evaluation, management has concluded there is no other-than-temporary-impairment on Freddie Mac preferred stock at June 30, 2008.

     Finally, consistent with the industry, the Company has experienced an adverse change in the credit ratings of its securities representing obligations of state and political subdivisions, which is comprised solely of municipal bonds. Several municipal bond insurers were downgraded by credit rating agencies, which impacted the municipal bonds that the Company owns. At June 30, 2008 the ratings were: 59% AAA, 22% AA, 15% A and 4% BBB. At December 31, 2007 the ratings were: 91% AAA, 6% AA, 2% A and 1% BBB.

     The following table provides information on investment securities with 12 month or greater continuous unrealized losses as of June 30, 2008:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for more	unrealized loss for more	Unrealized
	than 12 months	than 12 months	Gross Losses
Corporate securities	$475	$456	$(19)
Mortgage-backed securities	10,928	10,288	(640)
Obligations of state and political subdivisions	2,798	2,722	(76)
Equity and other securities	1,800	1,722	(78)
Total	$16,001	$15,188	$(813)

     At June 30, 2008, the Company had 12 investment securities with a book value of $16.0 million and an unrealized loss of $.8 million that have been in a continuous unrealized loss position for more than 12 months. The Company has the ability and intent to hold securities with a stated maturity until the value recovers. The unrealized loss on our investment securities portfolio was substantially due to an increase in interest rates subsequent to purchasing these securities. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary. In addition to accounting and regulatory guidance, in determining whether a security is other-than-temporarily impaired, the Company regularly considers the duration and amount of the unrealized loss, the financial condition of the issuer, and the prospects for a change in market value within a reasonable period of time.

     The following table provides information on investment securities which have unrealized losses and have been in an unrealized loss position for less than 12 months as of June 30, 2008:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for less	unrealized loss for less	Unrealized
	than 12 months	than 12 months	Gross Losses
U.S. Government agency securities	$2,158	$2,135	$(23)
Corporate securities	16,006	12,556	(3,450)
Mortgage-backed securities	67,579	66,307	(1,272)
Obligations of state and political subdivisions	39,349	38,455	(894)
Equity and other securities	6,159	5,284	(875)
Total	$131,251	$124,737	$(6,514)

     There were a total of 93 securities in Bancorp’s investment portfolio at June 30, 2008, that have been in a continuous unrealized loss position for less than 12 months, with a book value of $131.3 million and a total unrealized loss of $6.5 million. The unrealized loss on corporate securities was due to a widening of credit spreads over the past several months particularly on the investments in collateralized debt obligations collateralized by pools of trust preferred securities issued primarily by banks and insurance companies. These securities had a $13.9 million carrying value with a $10.5 million fair value at June 30, 2008. The fair value of these securities fluctuates as credit spreads and market interest rates change. The unrealized loss on our mortgage-backed securities portfolio was substantially due to an increase in interest rates subsequent to purchasing these securities. The unrealized loss in equity and other securities was primarily caused by the Bank’s previously disclosed investment in Freddie Mac preferred shares. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary. The Company has the ability and intent to hold debt securities until the value recovers.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The composition and carrying value of Bancorp’s loan portfolio, excluding loans held for sale, is as follows:

(Dollars in thousands)	June 30, 2008	December 31, 2007
Commercial	$512,689	$504,101
Real estate construction	392,724	517,988
Real estate mortgage	377,771	330,803
Commercial real estate	847,430	796,622
Installment and other consumer	23,102	23,155
Total loans	2,153,716	2,172,669
Allowance for loan losses	(35,723)	(46,917)
Total loans, net	$2,117,993	$2,125,752

     The following table presents activity in the allowance for credit losses, comprised of the Company’s allowance for loan losses and reserve for unfunded commitments, for the three and six months ended June 30, 2008, and 2007:

	Three months ended
(Dollars in thousands)	June 30, 2008	June 30, 2007
Balance at beginning of period	$42,454	$24,464
Provision for credit losses	6,000	3,500

Loan charge-offs	(12,753)	(1,567)
Loan recoveries	1,344	99
Total allowance for credit losses, end of period	$37,045	$26,496

Components of allowance for credit losses
Allowance for loan losses	$35,723	$26,496
Reserve for unfunded commitments	1,322	-
Total allowance for credit losses	$37,045	$26,496

	Six months ended
(Dollars in thousands)	June 30, 2008	June 30, 2007
Balance at beginning of period	$54,903	$23,017
Provision for credit losses	14,725	6,300

Loan charge-offs	(34,146)	(3,087)
Loan recoveries	1,563	266
Total allowance for credit losses, end of period	$37,045	$26,496
Components of allowance for credit losses
Allowance for loan losses	$35,723	$26,496
Reserve for unfunded commitments	1,322	-
Total allowance for credit losses	$37,045	$26,496

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

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

     The Company revised its loan policy on accounting for the recognition of impairment on collateral dependent loans in the quarter ended March 31, 2008. The Company changed its practice of establishing specific reserves in the allowance for loan losses associated with collateral dependent impaired loans. As a result, the Company now charges off the estimated amount of impairment at the time of impairment, rather than placing the impaired loan amount in a specific reserve. The policy also accelerated the timing of placing loans with certain characteristics on nonaccrual status. These new practices accelerated the charge-offs associated with collateral dependent impaired loans in the first two quarters of 2008.

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

     The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations:

			Per Share
(Dollars and shares in thousands, except per share data)	Net Income	Weighted Average Shares	Amount
		Three months
		ended
		June 30, 2008
Basic earnings	$2,684	15,467	$0.17
Common stock equivalents from:
Stock options		54
Restricted stock		19
Diluted earnings	$2,684	15,540	$0.17

		Three months
		ended
		June 30, 2007
Basic earnings	$8,135	15,567	$0.52
Common stock equivalents from:
Stock options		541
Restricted stock		35
Diluted earnings	$8,135	16,143	$0.50

		Six months
		ended
		June 30, 2008
Basic earnings	$4,684	15,456	$0.30
Common stock equivalents from:
Stock options		92
Restricted stock		24
Diluted earnings	$4,684	15,572	$0.30

		Six months
		ended
		June 30, 2007
Basic earnings	$15,999	15,525	$1.03
Common stock equivalents from:
Stock options		569
Restricted stock		42
Diluted earnings	$15,999	16,136	$0.99

6. COMMITMENTS AND CONTINGENT LIABILITIES

     Bancorp is periodically party to litigation arising in the ordinary course of business. Based on information currently known to management, although there are uncertainties inherent in litigation, we do not believe there is any legal action to which Bancorp or any of its subsidiaries is a party that, individually or in the aggregate, will have a materially adverse effect on Bancorp’s financial condition and results of operations, cash flows, or liquidity.

7. COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2008	2007	2008	2007
Net income as reported	$2,684	$8,135	$4,684	$15,999

Unrealized losses on securities arising during the period	(5,158)	(2,938)	(4,896)	(2,410)
Tax benefit	2,028	1,154	1,930	947
Net unrealized losses on securities arising during the period	(3,130)	(1,784)	(2,966)	(1,463)

Less: Reclassification adjustment for gains on sales of securities	(187)	(96)	(777)	(96)
Tax provision	72	38	299	38
Net gains on sales of securities	(115)	(58)	(478)	(58)

Unrealized gains on derivatives- cash flow hedges	-	15	-	28
Tax provision	-	(6)	-	(11)
Net unrealized gains on derivatives- cash flow hedges	-	9	-	17
Total comprehensive income (loss)	$(561)	$6,302	$1,240	$14,495

8. JUNIOR SUBORDINATED DEBT

     At June 30, 2008, six wholly owned subsidiary grantor trusts established by Bancorp had an outstanding balance of $51 million in pooled trust preferred securities. The following table is a summary of current trust preferred securities issued by the grantor trusts and guaranteed by Bancorp:

(Dollars in thousands)

		Preferred		Current stated		Next possible
Issuance Trust	Issuance date	security amount	Rate type (1)	rate	Maturity date	redemption date
West Coast Statutory Trust III	September 2003	$7,500	Fixed	6.75%	September 2033	September 2008
West Coast Statutory Trust IV	March 2004	6,000	Fixed	5.88%	March 2034	March 2009
West Coast Statutory Trust V	April 2006	15,000	Variable	4.21%	June 2036	June 2011
West Coast Statutory Trust VI	December 2006	5,000	Variable	4.46%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	12,500	Variable	4.33%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	5,000	Variable	4.16%	June 2037	June 2012
Total		$51,000	Weighted avg.	4.83%

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

(Dollars in thousands)	Three months ended June 30, 2008
	Banking	Other	Intersegment	Consolidated
Interest income	$35,721	$24	$-	$35,745
Interest expense	11,412	620	-	12,032
Net interest income (expense)	24,309	(596)	-	23,713
Provision for credit losses	6,000	-	-	6,000
Noninterest income	8,395	925	(282)	9,038
Noninterest expense	22,625	1,003	(282)	23,346
Income (loss) before income taxes	4,079	(674)	-	3,405
Provision (benefit) for income taxes	984	(263)	-	721
Net income (loss)	$3,095	$(411)	$-	$2,684

Depreciation and amortization	$1,119	$5	$-	$1,124
Assets	$2,618,480	$19,338	$(4,892)	$2,632,926
Loans, net	$2,117,993	$-	$-	$2,117,993
Deposits	$2,082,385	$-	$(4,135)	$2,078,250
Equity	$241,841	$(36,333)	$-	$205,508

(Dollars in thousands)	Three months ended June 30, 2007
	Banking	Other	Intersegment	Consolidated
Interest income	$46,118	$30	$-	$46,148
Interest expense	16,302	1,122	-	17,424
Net interest income (expense)	29,816	(1,092)	-	28,724
Provision for credit losses	3,500	-	-	3,500
Noninterest income	7,987	955	(237)	8,705
Noninterest expense	20,787	950	(237)	21,500
Income (loss) before income taxes	13,516	(1,087)	-	12,429
Provision (benefit) for income taxes	4,718	(424)	-	4,294
Net income (loss)	$8,798	$(663)	$-	$8,135

Depreciation and amortization	$1,474	$6	$-	$1,480
Assets	$2,579,387	$13,510	$(8,498)	$2,584,399
Loans, net	$2,114,446	$-	$-	$2,114,446
Deposits	$2,052,908	$-	$(7,755)	$2,045,153
Equity	$247,769	$(33,906)	$-	$213,863

9. SEGMENT AND RELATED INFORMATION (continued)

(Dollars in thousands)	Six months ended June 30, 2008
	Banking	Other	Intersegment	Consolidated
Interest income	$74,022	$35	$-	$74,057
Interest expense	25,352	1,415	-	26,767
Net interest income (expense)	48,670	(1,380)	-	47,290
Provision for credit losses	14,725	-	-	14,725
Noninterest income	17,984	1,836	(571)	19,249
Noninterest expense	44,133	2,005	(571)	45,567
Income (loss) before income taxes	7,796	(1,549)	-	6,247
Provision (benefit) for income taxes	2,167	(604)	-	1,563
Net income (loss)	$5,629	$(945)	$-	$4,684

Depreciation and amortization	$2,175	$10	$-	$2,185
Assets	$2,618,480	$19,338	$(4,892)	$2,632,926
Loans, net	$2,117,993	$-	$-	$2,117,993
Deposits	$2,082,385	$-	$(4,135)	$2,078,250
Equity	$241,841	$(36,333)	$-	$205,508

(Dollars in thousands)	Six months ended June 30, 2007
	Banking	Other	Intersegment	Consolidated
Interest income	$89,863	$57	$-	$89,920
Interest expense	31,472	1,839	-	33,311
Net interest income (expense)	58,391	(1,782)	-	56,609
Provision for credit losses	6,300	-	-	6,300
Noninterest income	15,382	1,824	(468)	16,738
Noninterest expense	41,164	1,843	(468)	42,539
Income (loss) before income taxes	26,309	(1,801)	-	24,508
Provision (benefit) for income taxes	9,212	(703)	-	8,509
Net income (loss)	$17,097	$(1,098)	$-	$15,999

Depreciation and amortization	$2,482	$12	$-	$2,494
Assets	$2,579,387	$13,510	$(8,498)	$2,584,399
Loans, net	$2,114,446	$-	$-	$2,114,446
Deposits	$2,052,908	$-	$(7,755)	$2,045,153
Equity	$247,769	$(33,906)	$-	$213,863

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

		Fair value measurements at June 30, 2008, using
		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)
Trading assets	$1,262	$1,262	$-	$-
Available for sale securities	234,372	217	223,137	11,018
Total recurring assets measured at fair value	$235,634	$1,479	$223,137	$11,018

     The following table represents a reconciliation from the beginning of the period to end of the period of level three instruments, for assets that are measured at fair value on a recurring basis.

Available for sale
(Dollars in thousands)	securities
Fair value, December 31, 2007	$13,948
Losses included in other comprehensive income (loss)	(1,918)
Fair value, March 31, 2008	12,030
Losses included in other comprehensive income (loss)	(1,012)
Fair value, June 30, 2008	$11,018

     The following method was used to estimate the fair value of each class of financial instrument above:

Trading assets – Trading assets held at June 30, 2008 are related solely to bonds, equity securities and mutual funds held in a Rabbi Trust for benefit of the Company’s deferred compensation plans. Fair values for trading assets are based on quoted market prices.

Available for Sale Securities - Fair values for available for sale securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing or indicators from market makers, when market quotes are not readily accessible or available.

10. FAIR VALUE MEASUREMENT (continued)

     Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment, and OREO. During the second quarter 2008, certain loans held for sale were subject to the lower of cost or market method of accounting. However, there were no impairments recognized on loans held for sale in the second quarter of 2008. During the second quarter 2008, certain loans included in Bancorp’s loan portfolio were deemed impaired in accordance with SFAS No. 114. OREO that was taken into possession during the second quarter of 2008 was measured at fair market value less sales expense. In addition, during the second quarter, certain properties were written down $.2 million to reflect additional decreases in their fair market value after initial recognition when placed into OREO.

     There were no nonrecurring level one or two fair value measurements in the second quarter of 2008. The following table represents the level three fair value measurements for nonrecurring assets.

(Dollars in thousands)	Impairment	Fair Value
Loans held for sale	$-	$4,366
Loans measured for impairment	9,847	44,579
OREO	245	22,239
Total nonrecurring assets measured at fair value	$10,092	$71,184

     The following methods were used to estimate the fair value of each class of financial instrument above:

Loans held for sale - Loans held for sale are carried at the lower of cost or market. When a loan is sold, the gain is recognized in the consolidated statement of income as the proceeds less the book value of the loan including unamortized fees and capitalized direct costs.

Impaired loans - A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured as a practical expedient, at the loan’s observable market price or the fair market value less sales expense of the collateral if the loan is collateral dependent.

Other real estate owned - OREO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated cost to sell at the date of acquisition are charged to the allowance for credit losses. Management periodically reviews OREO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell.

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

  Changing business, banking, or regulatory conditions, or new legislation, affecting the financial services industry that could lead to increased costs, changes in the competitive balance among financial institutions, restrictions on bank activities, declines in consumer confidence in depository institutions, or changes in the secondary market for bank loan products; and

  Changes or failures in technology or third party vendor relationships in important revenue production or service areas or increases in required investments in technology that could reduce our revenues, increase our costs, or lead to disruptions in our business.

     Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to, among other things, attract and retain key personnel; close loans in the pipeline; generate loan and deposit balances at projected spreads; sustain fee generation including gains on sales of loans; maintain asset quality and control risk; limit the amount of net loan charge-offs; adapt to changing customer deposit, investment and borrowing behaviors; control expense growth; and monitor and manage the Company’s financial reporting, operating and disclosure control environments.

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

Critical Accounting Policies

     Management has identified our policies regarding our allowance for credit losses as our most critical accounting policies. Calculation of our allowance for credit losses is discussed in our 2007 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”

     The Company revised its loan policy regarding the recognition of impairment on collateral dependent loans in the first quarter ended March 31, 2008, which affected the calculation of our allowance for credit losses. The Company now charges off the amount of impairment at the time a loan is determined to be impaired, rather than placing the impaired loan amount in a specific reserve. The policy also accelerated the timing of placing loans with certain characteristics on nonaccrual status. Applying these revised practices accelerated the timing of charge-offs associated with collateral dependent impaired loans.

Business Developments

     During the second quarter of 2008, West Coast Bank (the “Bank”) relocated the Downtown Eugene branch to the north part of Eugene (corner of Delta Hwy & Green Acres Rd). The new location offers more amenities and a drive-up facility.

     The Bank opened a new branch in Happy Valley, Oregon on March 24, 2008. In addition, the Bank recently partnered with BSG Financial, LLC, to offer Re$ubmitIt, an electronic check recovery solution. Re$ubmitIt enables a bank's business customers to significantly increase the collection rates of returned deposit items, including checks and other electronic items, by electronically representing non-sufficient funds (“NSF”) items to a check writer's account for payment. The program can double collections on returned items, while allowing the business to spend less time on collections. The Bank also began offering next day funding to business customers. The new program allows merchant customers to access merchant processing funds the next business day rather than the customary 48 to 72 hours.

     The Bank also formed a dedicated project team to focus on the resolution of problem loans in the two-step residential construction loan portfolio (“two-step loan portfolio”) and the disposition of other real estate owned (“OREO”) properties owned by the Bank. The team is led by seasoned Bank employees consisting of a credit administrator with extensive residential and commercial real estate experience and a senior commercial real estate banker who has broad experience in managing the disposition of residential OREO properties.

Financial Overview

     Bancorp’s net income was $2.7 million, or $.17 per diluted share, for the three months ended June 30, 2008, compared to $8.1 million, or $.50 per diluted share, for the three months ended June 30, 2007.

     Bancorp’s combined net interest income and noninterest income was $32.8 million in the second quarter 2008, a $4.7 million decrease from the same period in 2007. This 12% decrease in revenue was due to lower net interest income caused by a 96 basis point net interest margin compression. The Company’s return on average equity for the quarters ended June 30, 2008, and 2007 was 5.2% and 15.5%, respectively. Bancorp’s return on average equity, tangible for the quarters ended June 30, 2008, and 2007 was 5.7% and 16.9%, respectively. Return on average equity, tangible is a non-GAAP financial measure used by the Company that eliminates the effects of the amortization of merger-related intangible assets from the return on equity calculation. The Company calculates return on average equity, tangible by dividing net income less amortization on intangibles, after tax, by average shareholders’ equity less average intangible assets. The following table presents a reconciliation to return on average equity:

(Dollars in thousands)	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Net income	$2,684	$8,135	$4,684	$15,999
Add: intangible asset amortization, net of tax (1)	77	98	154	196
Net income, tangible	$2,761	$8,233	$4,838	$16,195

Average shareholders' equity	$207,871	$210,349	$209,540	$206,889
Less: average intangibles	(14,311)	(14,803)	(14,370)	(14,878)
Average shareholders' equity, tangible	$193,560	$195,546	$195,170	$192,011

Return on average equity	5.2%	15.5%	4.5%	15.6%
Return on average equity, tangible	5.7%	16.9%	5.0%	17.0%

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

     Our strategies are designed to direct our tactical investment decisions to accomplish our financial objectives. To produce net interest income, the key component of our revenues, and consistent earnings growth over the long-term, we must generate loan and deposit growth at acceptable interest rate spreads within our markets of operation. To generate and grow loans and deposits, we believe that we must focus on a number of areas, including but not limited to, the quality and breadth of our branch network, our sales practices, customer and employee satisfaction and retention, technology, product innovation, vendor relationships, and providing competitive rates. Net interest income is sensitive to our ability to attract and retain lending officers and close loans in the pipeline, so any failure in that regard could negatively affect our ability to meet our goals. Our ability to attract and grow low cost deposits is also important to fund our loan growth and grow revenues. In addition, a decline in general economic conditions, as well as competitive pricing pressures on both loans and deposits, could limit our ability to generate net interest income.

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

Income Statement Overview

Three and six months ended June 30, 2008, and 2007

     Net Interest Income. The following table presents information regarding yields on interest earning assets, expense on interest-bearing liabilities, and net interest margin on average interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended		Increase	Percentage
(Dollars in thousands)	June 30,		(Decrease)	Change
	2008	2007	2008-2007	2008-2007
Interest and fee income (1)	$36,194	$46,545	($10,351)	-22.2%
Interest expense	12,032	17,424	(5,392)	-30.9%
Net interest income (1)	$24,162	$29,121	($4,959)	-17.0%

Average interest earning assets	$2,465,147	$2,381,652	$83,495	3.5%
Average interest bearing liabilities	$1,920,292	$1,820,709	$99,583	5.5%
Average interest earning assets/
Average interest bearing liabilities	128.37%	130.81%	(2.44)

Average yields earned (1)	5.91%	7.84%	(1.93)
Average rates paid	2.52%	3.84%	(1.32)
Net interest spread (1)	3.39%	4.00%	(0.61)
Net interest margin (1)	3.94%	4.90%	(0.96)

	Six months ended		Increase	Percentage
(Dollars in thousands)	June 30,		(Decrease)	Change
	2008	2007	2008-2007	2008-2007
Interest and fee income (1)	$74,956	$90,716	($15,760)	-17.4%
Interest expense	26,767	33,311	(6,544)	-19.6%
Net interest income (1)	$48,189	$57,405	($9,216)	-16.1%

Average interest earning assets	$2,464,713	$2,341,431	$123,282	5.3%
Average interest bearing liabilities	$1,903,041	$1,785,921	$117,120	6.6%
Average interest earning assets/
Average interest bearing liabilities	129.51%	131.10%	(1.59)

Average yields earned (1)	6.12%	7.81%	(1.69)
Average rates paid	2.83%	3.76%	(0.93)
Net interest spread (1)	3.29%	4.05%	(0.76)
Net interest margin (1)	3.93%	4.94%	(1.01)

(1) Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. Ratios for the three and six months ended June 30, 2008 and 2007 have been annualized where appropriate.

     For the second quarter of 2008, net interest income on a tax equivalent basis was $24.2 million, down from $29.1 million in the second quarter of 2007. A small positive volume variance was more than offset by a substantial negative rate variance as the decline in rates paid on deposits failed to match the decline in earning asset yields. Net interest income was also reduced by $1.5 million due to interest reversals on loans placed on nonaccrual status during the quarter. Net interest income for the three months ended June 30, 2008, included a $.45 million adjustment to a tax equivalent basis, while the adjustment included in the same period of 2007 was $.40 million.

     Average yields on earning assets decreased 193 basis points to 5.91% in the second quarter of 2008 from 7.84% in the second quarter of 2007 due primarily to decreasing interest rates, the effect of a materially lower volume of interest accruing construction loans, interest reversals on two-step loans and a higher balance of nonperforming construction loans to carry in our loan portfolio. Average interest earning assets increased $83 million, or 4%, to $2.5 billion in the second quarter of 2008 from $2.4 billion for the same period in 2007. Second quarter 2008 average rates paid on interest bearing liabilities decreased 132 basis points to 2.52% from 3.84%, from the same period in 2007, while average interest bearing liabilities increased $100 million, or 5%, to $1.9 billion. Interest earning assets have re-priced more quickly than our interest bearing liabilities in the decreasing rate environment during the first half of 2008, leading to additional pressure on the net interest margin.

     The net interest margin for the second quarter of 2008 decreased to 3.94% from 4.90% in the second quarter of 2007. The lower net interest margin was partly due to the 61 basis point decrease in spreads between earning assets and rates paid on interest bearing liabilities. The combination of interest reversals on two-step loans and cost of carrying the nonaccrual two-step loan balances reduced the spread by approximately 37 basis points. The remaining 24 basis point contraction in the spread resulted from competitive pressures for interest bearing deposits, lower construction loan fees and the aggressive decrease in the federal funds rate in early 2008, which reduced our loan yields. Additionally, the net interest margin was negatively affected by lower value and balances of noninterest bearing demand deposits.

     As shown in the following table, interest reversals in the most recent quarter had a significant effect on the net interest margin. Excluding the effects of interest reversals on two-step loans in the second quarter of 2008, the net interest margin would have been 4.19% instead of the reported net interest margin for the period of 3.94%.

     The following table reconciles the net interest margin for the periods shown to the net interest margin excluding the effect of interest reversals:

	For the three months ended
	June 30, 2008	June 30, 2007	Change
Net interest margin	3.94%	4.90%	-0.96%
Add: impact of two-step loan interest reversals	0.25%	0.00%	0.25%
Net interest margin excluding impact of loan interest reversals	4.19%	4.90%	-0.71%

Management uses this net interest margin data internally and has disclosed it to investors based on its belief it makes it easier to compare the Company's performance across the periods shown by highlighting the impact from material factors.

     For the six months ended June 30, 2008, our net interest income declined by $9.3 million and our net interest margin declined by 101 basis points. Lower interest income, particularly on construction loans, was only partially offset by lower interest expense on interest bearing liabilities. Interest reversals, which reduce interest income, for two-step loans placed on nonaccrual status were $5.7 million during the first six months of 2008 compared to none during the same period in 2007. Moreover, the value of noninterest bearing demand deposits also was lower in the first half of 2008. For more information regarding the decline in interest income from construction loans, see the discussion under the subheading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Loan Portfolio” in our 2007 10-K and the supplementary discussion under the subheading “Loan Portfolio” below.

     Changing interest rate environments, including the slope and level of, as well as changes in, the yield curve, and competitive pricing pressure, could lead to higher deposit costs, lower loan yields, reduced net interest margin and spread, and lower loan fees, all of which could lead to additional pressure on our net interest income. At June 30, 2008 we remain asset sensitive, meaning that earning assets mature or reprice more quickly than interest-bearing liabilities in a given time period. For more information see the discussion under the heading "Quantitative and Qualitative Disclosures about Market Risk" in our 2007 10-K.

     Loans transitioning into nonaccrual status require interest income reversals, consequently decreasing interest income. We expect the level of interest reversals associated with borrowers defaulting on two-step loans to moderate in the second half of 2008 compared to the first half and therefore to have less negative impact on net interest income and net interest margin. However, we anticipate construction loan balances and loan fee revenue to decline further. Additionally, the cost of holding nonperforming loans and OREO properties, and lower value of noninterest bearing deposits are projected to continue to put pressure on our net interest margin for the remainder of 2008.

     Provision for Credit Losses. Bancorp recorded provision for credit losses for the second quarters of 2008 and 2007 of $6.0 million and $3.5 million, respectively. Of the $6.0 million in provision in the current quarter, $1.9 million related to the two-step loan portfolio. The $4.1 million provision for credit losses for loans other than two-step represented an increase of $1.3 million from second quarter 2007. This higher provision was generally consistent with the current credit cycle and predominantly due to unfavorable risk rating migrations, higher general valuation allowances, and increased net charge-offs in the residential construction loan portfolio outside the two-step program and also in the commercial portfolio. The provision for credit losses for the six months ended June 30, 2008 was $14.7 million, up from $6.3 million in the same period in 2007. For more information, see the discussion below under the subheading “Allowance for Credit Losses and Net Loan Charge-offs” below.

     Noninterest Income. Total noninterest income was $9.0 million for the three months ended June 30, 2008, an increase of 4% compared to $8.7 million in the second quarter of 2007. As a result of steady account growth in both business and consumer transaction accounts and cards associated with those new accounts, along with a decline in earnings credit for business accounts, deposit service charge revenues grew a robust 24% or $.7 million from same quarter a year ago. The account growth also boosted payment systems revenues which increased $.3 million, or 16%, over the second quarter 2007, with particularly strong growth in card related revenues. Gain on sales of loans declined 20% or $.2 million compared to the second quarter 2007 as a result of significantly lower residential mortgage market activity. In addition, we realized a $.2 million gain on sales of investment securities in the most recent quarter. Noninterest income for the six months ended June 30, 2008 was $19.2 million, up from $16.7 million in the first six months of 2007.

     Changing general economic conditions and interest rate environments, including the shape, change in and level of the yield curve, could lead to decreases in noninterest income, including lower gains on sales of loans, a key component of our noninterest income. Also, increased competition, other competitive factors or regulatory changes, could adversely affect our ability to sustain fee generation from deposit service charges and payment systems related revenues or from the sales of SBA loans or investment products. Moreover, a decline or significant volatility in the equity market may negatively impact trust and investment revenues.

     Noninterest Expense. Noninterest expense for the three months ended June 30, 2008, was $23.3 million, an increase of $1.8 million, or 9%, compared to $21.5 million for the same period in 2007. Personnel expense increased slightly in second quarter 2008 as lower performance-related pay nearly offset annual merit increases, additional team members, and materially lower deferred construction loan origination costs compared to second quarter 2007. Other significant variances between second quarter 2008 and second quarter 2007 include a $.5 million increase in legal expense, the majority of which relates to the two-step program, an increase in FDIC insurance premium expense of $.5 million, and $.5 million in expenses associated with the OREO portfolio related to two-step program loans. Noninterest expense for the six months ended June 30, 2008 was $45.6, up from $42.5 million for the same period in 2007.

     We expect noninterest expense associated with two-step related foreclosures and nonperforming two-step assets to stay elevated in the second half of 2008, due to higher personnel costs, legal, insurance and property tax expenses, maintenance and repair costs, and other costs associated with property ownership.

     An FDIC deposit insurance expense credit was applied against FDIC insurance expense during 2007; consequently, FDIC insurance expense will increase significantly in the second half of 2008 compared to the same period in 2007.

     Changing business conditions, increased costs in connection with retention of, or a failure to retain key employees, lower loan production volumes causing deferred loan origination costs to decline, or a failure to manage our operating and control environments could adversely affect our ability to limit expense growth in the future.

     Income taxes. The provision for income taxes decreased in the three months ended June 30, 2008, from the same period in 2007, primarily due to a decrease in income before taxes. Bancorp’s effective tax rate for the three months ended June 30, 2008 was 21.2%, down from 34.6% for the same period in 2007. Bancorp’s effective tax rate for the six months ended June 30, 2008 was 25.0%, down from 34.7% for the same period in 2007. Our effective tax rate remains lower than the statutory tax rate due to our nontaxable income generated from investments in bank owned life insurance, tax-exempt municipal bonds, business energy tax credits and low income housing credits. We continue to evaluate strategies to manage our income tax expense on an on-going basis, including additional investments in tax credits or other non-taxable income.

Balance Sheet Overview

     Period end total assets were $2.6 billion as of June 30, 2008 substantially unchanged since year end 2007. Period end total loans decreased by 1% or $19 million since December 31, 2007, while total deposits remained approximately unchanged in the same period. Our balance sheet management efforts are focused on growth in targeted areas that support our corporate objectives and include:

  Small business and middle market commercial lending;

  Commercial, commercial real estate and construction lending;

  Home equity lending; and

  Core deposit production.

     In order to fund our growth, we put an emphasis on launching depository services to satisfy the cash and deposit transaction needs of business customers. Our success in growing and retaining low cost demand deposit balances over this past year can be attributed to the continued emphasis on our free checking products for both the business and consumer segments. Customer demand deposit balances and the attractiveness of interest bearing deposit products, such as money market and time deposit products, are influenced by the level and shape of the yield curve. This, in turn, influences whether we pursue time deposits or other funding sources on a short term basis.

     We anticipate real estate construction loan balances will continue to materially contract in 2008. As a result, we anticipate little, if any, overall asset growth this year, and total loan balances will likely be lower at the end of 2008 compared to year end 2007. Our ability to achieve loan and deposit growth in the future will be dependent on many factors, including the effects of competition, health of the real estate market, economic conditions in our markets, availability of capital, retention of key personnel and valued customers, and our ability to close loans in the pipeline.

Investment Portfolio

     The composition and carrying value of Bancorp’s investment portfolio is as follows:

	June 30, 2008			December 31, 2007
	Amortized		Unrealized	Amortized		Unrealized
(Dollars in thousands)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)
Treasury securities	$199	$209	$10	$199	$207	$8
U.S. Government agency securities	25,293	25,445	152	60,554	61,557	1,003
Corporate securities	18,694	15,280	(3,414)	20,201	19,568	(633)
Mortgage-backed securities	104,475	102,849	(1,626)	85,050	84,197	(853)
Obligations of state and political subdivisions	84,138	83,582	(556)	85,877	86,106	229
Equity and other securities	7,960	7,007	(953)	7,963	7,495	(468)
Total Investment Portfolio	$240,759	$234,372	$(6,387)	$259,844	$259,130	$(714)

     The June 30, 2008, investment portfolio balance of $234.4 million decreased $24.8 million from December 31, 2007. At June 30, 2008, total investment securities available for sale had a pre-tax net unrealized loss of $6.4 million. Our US Government agency portfolio consisted of $24.4 million of AAA rated debt and $1 million of agency debt rated AA-.

     There was a $3.4 million unrealized loss in corporate securities at June 30, 2008, which was associated with the decline in market value of our $13.9 million carrying value of investment in collateralized debt obligations collateralized by pools of trust preferred securities issued primarily by banks and insurance companies. These securities are rated A- or better and have several features that reduce credit risk, including subordination and collateral coverage tests.

     The investment portfolio has limited direct exposure to “subprime” mortgages. Our mortgage-backed security portfolio consists of $61 million of US agency backed mortgages and $42 million of non-agency mortgages. The majority of our non-agency mortgage-backed securities portfolio is comprised of securities secured by 15 year fully amortizing jumbo loans. All of our non-agency mortgage-backed securities are rated AAA or Aaa.

     Included in equity and other securities is a $2.9 million investment in Freddie Mac preferred stock. At June 30, 2008, we had a $.8 million unrealized loss on this investment. The market value of this investment has been volatile as the market situation for Freddie Mac remains very fluid and lacks clarity for investors. There are multiple scenarios for government intervention and we expect decisions impacting the future structure of Freddie Mac to be made in the next few months. The outcome is expected to help preferred stock investors better assess the market value of Freddie Mac preferred stock. Based on the current evaluation, management has concluded there is no other-than-temporary-impairment on Freddie Mac preferred stock at June 30, 2008.

     Finally, consistent with the industry, we have experienced an adverse change in the credit ratings of our securities representing obligations of state and political subdivisions, which is comprised solely of municipal bonds. Several municipal bond insurers were downgraded by credit rating agencies, which impacted the municipal bonds that we own. At June 30, 2008 the ratings were: 59% AAA, 22% AA, 15% A and 4% BBB. At December 31, 2007 the ratings were: 91% AAA, 6% AA, 2% A and 1% BBB.

     We regularly review investment securities for the presence of other-than-temporary impairment (‘OTTI”), taking into consideration current market conditions, fair value relationship to cost, extent and nature of change in fair value, issuer rating changes and trends, our ability to hold investments until a recovery of fair value, which may be maturity, and other factors. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review. For additional detail, see Note 3 “Investment Securities Available for Sale” of our interim financial statements included under Item 1 of this report.

Loan Portfolio

     The composition of Bancorp’s loan portfolio as of June 30, 2008, as compared to December 31, 2007 is as follows:

					Change
(Dollars in thousands)	June 30, 2008		December 31, 2007		Amount	%
	Amount	Percent	Amount	Percent
Commercial	$512,689	23.8%	$504,101	23.2%	$8,588	2%
Real estate construction	392,724	18.2%	517,988	23.8%	(125,264)	-24%
Real estate mortgage	377,771	17.5%	330,803	15.2%	46,968	14%
Commercial real estate	847,430	39.4%	796,622	36.7%	50,808	6%
Installment and other consumer	23,102	1.1%	23,155	1.1%	(53)	0%
Total loans	2,153,716	100%	2,172,669	100%	$(18,953)	-1%
Allowance for loan losses	(35,723)	1.66%	(46,917)	2.16%
Total loans, net	$2,117,993		$2,125,752

     The Company’s total loan portfolio was $2.2 billion at June 30, 2008, a decrease of $19 million, or 1%, from December 31, 2007. A sustained slow rate of home sales and an elevated housing inventory level, or negative impacts from worsening economic conditions could hinder our efforts to grow our loan portfolio for the remainder of 2008. Interest and fees earned on our loan portfolio is our primary source of revenue, and a decline in loan originations will not only have a negative impact on loan balances but also, interest income and loan fees earned from loans.

     As of June 30, 2008, the Company had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, were on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Company. At June 30, 2008, and December 31, 2007, Bancorp had no bankers’ acceptances.

     Below is a discussion of our loan portfolio by category.

     Commercial.   The Commercial loan portfolio grew $9 million, or 2%, since year end 2007. During the first half of 2008 we tactically placed strict limits on financing for selective market sectors in order to manage our risk exposure and manage our risk weighted asset base in this uncertain environment. However, in terms of our long term strategy we expect the commercial loan portfolio to be an important contributor to growth in future revenues. We believe we have been successful in growing our commercial portfolio over the past few years as a result of strong, experienced commercial lending teams throughout our market areas. In addition, over the past several years developments in our treasury management product line, including the introduction of our iDeposit and Re$ubmitIt products, we have enhanced our ability to attract and retain commercial core deposit and lending relationships. We also believe that our expanding branch network continues to be an important point of service contact for not only our retail customers but also our commercial relationships.

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

     Real Estate Construction. The composition of real estate construction loans by type of project as of June 30, 2008, and December 31, 2007, is as follows:

	June 30, 2008		December 31, 2007		Change
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial construction	$94,779	24%	$90,670	17%	$4,109	5%
Two-step residential construction to individuals	145,703	37%	262,952	51%	(117,249)	-45%
Residential construction to builder	77,129	20%	80,737	16%	(3,608)	-4%
Residential subdivision or site development	75,626	19%	84,620	16%	(8,994)	-11%
Net deferred fees	(513)	0%	(991)	0%	478	-48%
Total real estate construction loans	$392,724	100%	$517,988	100%	$(125,264)	-24%

     At June 30, 2008, real estate construction loans were $393 million, down $125 million or 24% from $518 million at December 31, 2007 predominantly due to the decline in the two-step loan portfolio over the same period. Real estate construction loans represented 18% of the loan portfolio at the end of the second quarter, down from 24% at December 31, 2007, and we expect this percentage to continue to decline materially in the second half of 2008. Real estate construction loans to builders and developers are secured by the underlying property financed. Construction loans typically have terms from 12 to 24 months. Most real estate construction loans have initial loan to value ratios in the range of 75% to 85%. Given the 11 months inventory of residential homes in our market in June 2008, double the 5.7 months inventory in June 2007, we are limiting the origination of new residential construction loans to specific sectors with less risk; for example, construction loans for pre-sold homes to well qualified borrowers. For the same reason, we are also seeing a material decrease in the demand for residential construction loans in the market place. We are not currently pursuing acquisition of new builder clients for single family residential financing, nor are we financing additional residential land or the development of residential lots at this time.

     The real estate construction loan category expanded rapidly until late 2007, reflecting the high levels of construction activity within the markets we operate. We expect these balances to continue to decline throughout 2008 as existing loan commitments decrease and there are few new residential construction commitments extended to new borrowers, removing an important source of loan revenues and earnings growth in prior periods.

     The following table shows the components of our construction and land loans outside the two-step portfolio as of the dates shown:

(Dollars in thousands)	June 30, 2008		March 31, 2008		June 30, 2007
	Amount	Percent	Amount	Percent	Amount	Percent
Land loans[1]	$44,256	15%	$44,422	15%	$41,615	14%
Residential construction loans other than two-step loans	152,755	52%	158,565	53%	149,572	52%
Commercial construction loans	94,779	33%	94,878	32%	96,164	34%
Total construction and land loans other than two-step loans	$291,790	100%	$297,865	100%	$287,351	100%

Components of residential construction and land loans other than two-step loans:
Land loans[1]	$25,809	15%	$25,588	14%	$20,206	12%
Site development	75,790	42%	76,322	41%	81,172	48%
Vertical construction	76,965	43%	82,243	45%	68,400	40%
Total residential construction and land loans other than two-step loans	$178,564	100%	184,153	100%	169,778	100%

Components of commercial construction and land loans:
Land loans[1]	$18,447	16%	$18,834	17%	$21,409	18%
Site development	1,122	1%	1,107	1%	-	0%
Vertical construction	93,657	83%	93,771	82%	96,164	82%
Total commercial construction and land loans	$113,226	100%	$113,712	100%	$117,573	100%

Components of total construction and land loans other than two-step loans:
Land loans[1]	$44,256	15%	$44,422	15%	$41,615	15%
Site development	76,912	26%	77,429	26%	81,172	28%
Vertical construction	170,622	59%	176,014	59%	164,564	57%
Total construction and land loans other than two-step loans	$291,790	100%	$297,865	100%	$287,351	100%

1 Land loans represent balances that are carried in the Company's residential real estate mortgage of $26 million and commercial real estate loan portfolios of $18 million in the period shown.

     As shown in the table above, residential construction loans represented slightly over half of the real estate construction and land loans outside the two-step portfolio, while the commercial construction category accounted for about one third. In terms of the construction and land loan components, the majority or $171 million was for vertical construction purposes, with the land component at 15% and site development at 26%. Within the commercial construction category, vertical construction accounted for 83% of loan balances. In the residential category, the loan balances were more evenly split between the site development and vertical construction components. At this time, we believe the risk and loss exposure associated with residential vertical construction is less than with the land and site development components.

     At $44 million, land loans account for just 2% of the Company’s total loan portfolio at June 30, 2008. Our land loans typically had loan to value ratios of 60% or less. The Bank's land commitments were split between commercial and residential uses. Geographically, neither residential nor commercial land is heavily concentrated in any single county within our market areas. At June 30, 2008, the land portfolio had nonaccrual loans of $1 million. No land loans were past due.

     Real Estate Mortgage. The following table presents the components of our real estate mortgage loan portfolio.

	June 30, 2008		March 31, 2008		Change
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Standard mortgage	$87,526	23%	$86,901	26%	$625	1%
Nonstandard mortgage product	30,745	8%	7,495	2%	23,250	310%
Home equity loans and lines of credit	259,500	69%	236,407	72%	23,093	10%
Total real estate mortgage	$377,771	100%	$330,803	100%	$46,968	14%

     At June 30, 2008, real estate mortgage loan balances were $378 million or approximately 18% of the Company’s total loan portfolio. We have developed a set of mortgage loan products to provide bridge financing and permanent mortgage loans, collectively called nonstandard mortgages, to qualified borrowers with maturing two-step loans. This product is designed to assist two-step borrowers in their transition from a construction loan to permanent financing. Financing terms are generally more flexible than our standard products; however, in all cases, each loan request is considered based on a thorough review of the borrower’s repayment capacity. Under certain circumstances, we may consider discounting debt in order to restructure the loan to fit the borrower’s debt service capacity. As of June 30, 2008, there were 83 loans in the nonstandard real estate mortgage program, with an outstanding loan balance of $31 million and a related loan loss reserve of $2.5 million. Looking forward, we anticipate the number of nonstandard loan originations to decline.

     Home equity lines and loans represented about 69% or $260 million of the real estate mortgage portfolio. The Bank’s home equity lines and loans were generated by our branches within our market area. The portfolio has grown steadily over the past few years as a result of focused and ongoing marketing efforts. As shown below, the home equity line utilization percentage has averaged approximately 51% and has been fairly consistent across the various origination vintages.

	Year of Origination
(Dollars in thousands)	June '08	2007	2006	2005	2004	2003 & Earlier	Total
Home Equity Lines
Commitments	$49,260	$94,185	$98,970	$94,941	$36,719	$71,460	$445,535
Outstanding Balance	24,209	50,398	56,721	43,967	18,587	31,790	225,672

Utilization	49.1%	53.5%	57.3%	46.3%	50.6%	44.5%	50.7%

Home Equity Loans
Outstanding Balance	7,634	9,837	8,447	2,097	1,343	4,470	33,828

Total Home Equity Outstanding	$31,843	$60,235	$65,168	$46,064	$19,930	$36,260	$259,500

     As indicated in the table below, the average Beacon score for the home equity line and loan portfolios were 768 and 730, respectively. The average Beacon scores for the home equity line and loan portfolios were rescored in the first quarter of 2008 and showed a slight improvement from prior data. Additionally, the delinquencies and charge-offs have been very modest within these portfolios. The original loan-to-value ratios of 63% and 62% for home equity line and loan portfolios, respectively, reflect that the majority of the originations were done at loan-to-value ratios of less that 80%. The significant amount of related loans and deposits is a result of our home equity line and loan portfolios being sourced to relationship customers through our branch network.

     The following table presents an overview of home equity lines and loans of credit at June 30, 2008.

(Dollars in thousands)	Lines	Loans
Total Outstanding	$225,672	$33,828

Average Beacon Score (Current)	768	730

Delinquent % 30 Days or Greater	0.09%	0.30%
% Net Charge-Offs (YTD)	-0.01%	0.06%

% 1st Lien Position	36%	39%
% 2nd Lien Position	74%	61%

Overall Original Loan-to-Value	63%	62%

Loan-to-Value < 80%	78%	68%
Loan-to-Value > 80, < 90%	21%	26%
Loan-to-Value > 90, < 100%	1%	6%
	100%	100%

Total $ Related Loans / Deposits [1]	$368,714	$54,587

[1]	These amounts represent other loan and deposit balances associated with our customers having a home equity line or loan.

     The following table shows home equity lines and loans of credit by market areas at June 30, 2008, and indicates a geographic distribution of balances representative of our branch presence in these markets.

(Dollars in thousands)
June 30,
Region	2008
Portland, Oregon / Vancouver, Washington	$107,755
Western Washington (Olympia, Seattle)	35,067
Central Oregon (Bend, Redmond)	7,201
Oregon Coast (Newport, Lincoln City)	24,083
Willamette Valley (Salem, Eugene)	83,203
Southern Oregon (Medford, Roseburg)	156
Other	2,035
Total home equity loans and lines of credit	$259,500

     Commercial Real Estate. The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands, rounded)	June 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Office Buildings	$191,300	22.6%	$179,000	22.5%
Retail Facilities	115,300	13.5%	110,100	13.8%
Medical Offices	61,000	7.2%	51,400	6.5%
Commercial/Agricultural	57,800	6.8%	54,400	6.8%
Multi-Family - 5+ Residential	55,900	6.6%	61,600	7.7%
Industrial parks and related	51,100	6.0%	48,800	6.1%
Manufacturing Plants	38,900	4.6%	39,200	4.9%
Hotels/Motels	32,200	3.8%	42,100	5.3%
Land Development and Raw Land	30,100	3.6%	25,000	3.1%
Assisted Living	22,500	2.7%	12,400	1.6%
Mini Storage	21,600	2.5%	17,000	2.1%
Food Establishments	18,400	2.2%	18,300	2.3%
Other	151,300	17.9%	137,300	17.3%
Total commercial real estate loans	$847,400	100%	$796,600	100%

     As shown above, the commercial real estate portfolio balance increased $51 million or 6% from December 31, 2007 to June 30, 2008 with most of the growth coming in the non-owner occupied segment which represented 54% of the total commercial real estate loans portfolio at June 30, 2008. Office buildings, retail facilities, medical offices and commercial/agricultural categories account for half of the collateral securing our $847 million commercial real estate portfolio. We believe Bancorp’s underwriting of commercial real estate loans is consistent with the industry with loan to value ratios generally not exceeding 75% and debt service coverage ratios generally at 120% or better.

     The composition of the commercial real estate loan portfolio by occupancy type is as follows:

	June 30, 2008		December 31, 2007		Change
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Owner occupied	$390,724	46%	$382,387	48%	$8,337	2%
Non-owner occupied	456,706	54%	414,235	52%	42,471	10%
Total commercial real estate loans	$847,430	100%	$796,622	100%	$50,808	6%

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

     As part of our ongoing lending process, internal risk ratings are assigned to each commercial, commercial real estate and commercial real estate construction loan before the funds are advanced to the customer. Our risk ratings are an important component in determining our allowance for credit losses. Credit risk ratings are based on our assessment of the borrower’s credit worthiness and the quality of our collateral position at the time a particular loan is made. Thereafter, credit risk ratings are evaluated on an ongoing basis focusing on our interpretation of relevant risk factors known to us at the time of each evaluation. Large balance loans have the credit risk rating reviewed on at least an annual basis. Our Reserve Adequacy Committee (“RAC”) also provides oversight in reviewing adversely risk rated loans, loans evaluated for impairment, and large balance loans that can have an important impact on the Bank’s provision requirements should future circumstances cause a downgrade. The RAC committee meets at least quarterly.

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

     Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. The expected source of repayment of Bancorp’s loans is generally the cash flow of a particular project, income from the borrower's business, proceeds from the sale of real property, proceeds of refinancing, or personal income. As a result of the nature of our customer base and the growth experienced in the market areas we serve, real estate is frequently a material component of collateral for the Company’s loans. Risks associated with loans secured by real estate include decreasing land and property values, material increases in interest rates, deterioration in local economic conditions, changes in tax policies, tightening credit or refinancing markets, and a concentration of loans within any one area. See “Risk Factors” under Part II, Item 1A of this report and in our 2007 10-K.

Nonperforming Assets and Delinquencies

     Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing, and OREO. The following table presents information with respect to nonaccrual loans by category and OREO for the periods presented.

(Dollars in thousands)	June 30, 2008	March 31, 2008	December 31, 2007
Loans on nonaccrual status:
Commercial	$4,168	$4,336	$2,401
Real estate construction	105,270	91,630	22,121
Real estate mortgage:
Standard mortgage	1,888	936	552
Nonstandard mortgage product	5,849	295	-
Home equity lines of credit	278	274	-
Total real estate mortgage	8,015	1,505	552
Commercial real estate	2,074	1,565	1,353
Installment and consumer	2	2	-
Total nonaccrual loans	119,529	99,038	26,427
Other real estate owned	27,892	5,688	3,255
Total nonperforming assets	$147,421	$104,726	$29,682

Nonperforming loans to total loans	5.55%	4.51%	1.22%
Nonperforming assets to total assets	5.60%	4.00%	1.12%

     At June 30, 2008, total nonperforming assets were $147.4 million, or 5.60% of total assets, compared to $29.7 million, or 1.12%, at December 31, 2007, and $104.7 million, or 4.00%, at March 31, 2008. The two-step loan portfolio accounted for $125.1 million or 85% of total nonperforming assets at June 30, 2008. For additional information, see “Nonperforming Assets and Delinquencies – Two-Step Loans” below. The amount and level of nonaccrual loans depends on portfolio growth, portfolio seasoning, problem loan recognition and resolution through collections, sales or charge-offs. The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors particular to a borrower, such as actions of a borrower’s management or conditions affecting a borrower’s business.

     The following table presents activity in the OREO portfolio for the periods shown.

	Six months ended		Six months ended		Twelve months ended
	June 30, 2008		June 30, 2007		December 31, 2007
(Dollars in thousands, unaudited)	Amount	Number	Amount	Number	Amount	Number
Beginning balance	$3,255	15	$-	1	$-	1
Additions to OREO	27,669	104	340	1	3,713	15
Capitalized improvements	428				57
Valuation adjustments	(245)				(175)
Disposition of OREO	(3,215)	(11)	(340)	(1)	(340)	(1)
Ending balance	$27,892	108	$-	1	$3,255	15

     OREO is real property of which the Bank has taken possession or that has been deeded to the Bank through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in partial or full satisfaction of a loan or loans. The Company had 108 OREO properties at June 30, 2008, with a total net book value of $27.9 million. Of the 108 OREO properties at June 30, 2008, 101 were related to two-step loans. OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. During the first six months of 2008, the Company sold 11 OREO properties, all of which were two-step related. Outside of the OREO portfolio the Bank also closed 14 two-step related short sales in the same period. Short sales occur when we accept an agreement with a loan obligor to sell the Bank's collateral on a loan that produces net proceeds that is less than what is owed. The obligor receives no proceeds, however, the debt is fully extinguished. A short sale is an alternative to foreclosure. The majority of the combined 25 OREO and short sales were completed in the second quarter. The losses on short sales and write-downs on loans prior to taking ownership of property in OREO were recorded directly to the two-step allowance for loan losses.

     Management utilizes appraisal valuations and judgment in its assessment of fair market value and estimated selling costs. This amount becomes the property’s book value at the time it is taken into OREO. Any write-downs based on our determination of fair market value less estimated cost to sell at the date a particular property is acquired are charged to the allowance for loan losses. Management then periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further write-downs of OREO properties or gains on the sale of OREO are recorded to other noninterest expense. Expenses from the maintenance and operations of OREO properties are included in other noninterest expense in the statements of income. OREO operational expense increased $.5 million in second quarter 2008 compared to first quarter 2008. We expect this expense to continue to increase in future periods as a result of the projected increase in the number of OREO properties.

     Delinquencies. The following table summarizes delinquency loan balances by type of loan as of the dates shown:

(Dollars in thousands)	June 30, 2008	March 31, 2008	December 31, 2007
Loans 30-89 days past due, not in nonaccrual status
Commercial	$983	$2,485	$6,086
Real estate construction	7,521	18,826	36,941
Real estate mortgage:
Standard mortgage	914	3,035	486
Nonstandard mortgage product	3,846	1,996	-
Home equity lines of credit	598	52	45
Total real estate mortgage	5,358	5,083	531
Commercial real estate	824	604	792
Installment and consumer	208	97	134
Total loans 30-89 days past due, not in nonaccrual status	$14,894	$27,095	$44,484

Delinquent loans past due 30-89 days to total loans	0.69%	1.23%	2.05%

     Bancorp also monitors delinquencies, defined as balances over 30-89 days past due, not in nonaccrual status, as an important indicator for future nonperforming assets. Total delinquencies were ..69% of total loans at June 30, 2008, down from 2.05% at December 31, 2007, primarily as a result of a shift of a large amount of two-step loans from delinquent to nonaccrual status during 2008, fewer two-step loans becoming delinquent in the second quarter of 2008, as well as lower delinquencies in commercial and construction other than two-step loan categories. Delinquencies in the real estate construction category decreased materially from $36.9 million at December 31, 2007, to $7.5 million at June 30, 2008. The significant reduction in real estate construction delinquencies was also impacted by the effect of changes in our loan practices and policies, as applied to the two-step loan portfolio that led to the shift of a large amount of loans from delinquent to nonaccrual status. However, the reduction in delinquencies in the two-step loan portfolio did not reflect an improvement in credit quality but reflected fewer two-step loans outstanding as of June 30, 2008 compared to December 31, 2007. Nonstandard mortgage loans, which are associated with two-step loans, also experienced increased delinquency levels. For further discussion, see sections “Nonperforming Assets and Delinquencies – Other Than Two-Step Loans” and “Nonperforming Assets and Delinquencies – Two-Step Loans” below.

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

     Changes in the allowance for credit losses for year to date June 30, 2008, and full year ended December 31, 2007, are presented in the following table.

	Six months ended	Year ended
(Dollars in thousands)	June 30, 2008	December 31, 2007
Loans outstanding at end of period	$2,153,716	$2,172,669
Average loans outstanding during the period	2,181,273	2,094,977

Allowance for credit losses, beginning of period	54,903	23,017
Loan charge-offs:
Commercial	(2,741)	(3,798)
Real estate construction	(30,422)	(2,540)
Real estate mortgage	(259)	(71)
Commercial real estate	-	-
Installment and consumer	(119)	(254)
Overdraft	(605)	(1,050)
Total loan charge-offs	(34,146)	(7,713)
Recoveries:
Commercial	32	269
Real estate construction	1,305	7
Real estate mortgage	52	33
Commercial real estate	-	2
Installment and consumer	54	112
Overdraft	120	220
Total recoveries	1,563	643
Net loan charge-offs	(32,583)	(7,070)
Provision for credit losses	14,725	38,956
Allowance for credit losses, end of period	$37,045	$54,903

Components of allowance for credit losses
Allowance for loan losses	$35,723	$46,917
Reserve for unfunded commitments	1,322	7,986
Total allowance for credit losses	$37,045	$54,903

Net loan charge-offs to average loans annualized	3.00%	0.34%

Allowance for loan losses to total loans	1.66%	2.16%
Allowance for credit losses to total loans	1.72%	2.53%

     At June 30, 2008, the Company’s allowance for credit losses was $37.1 million, consisting of a $31.8 million formula allowance, a $.4 million specific allowance, a $3.6 million unallocated allowance and a $1.3 million reserve for unfunded commitments. At December 31, 2007, our allowance for credit losses was $54.9 million, consisting of a $41.4 million formula allowance, a $3.6 million specific allowance, a $1.9 million unallocated allowance and an $8.0 million reserve for unfunded commitments.

     Changes in the allocation of the allowance for loan losses in the first six months of 2008 were due primarily to unfavorable migration of risk ratings within our portfolio, change in delinquencies, increased general valuation percentages associated with specific loan portfolio segments, as well as loan charge-offs and recovery activities. Also, a large portion of the year to date provision relates to construction loans, which have a higher inherent risk profile and are therefore allocated a higher allowance for credit losses relative to other loan categories in the portfolio.

     At June 30, 2008, Bancorp’s allowance for credit losses and loan losses were 1.72% and 1.66% of total loans compared with an allowance for credit losses and loan losses at December 31, 2007, of 2.53% and 2.16% of total loans. The decline in allowance for credit loss and loan losses related to charge-offs of two-step loans against the allowance for credit losses established at year end 2007.

     Overall, we believe that the allowance for credit losses is adequate to absorb losses in the loan portfolio at June 30, 2008, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may later need to significantly adjust the allowance for credit losses considering factors in existence at such time, including economic, market, or business conditions and the results of ongoing internal and external examination processes. Please see risk factors under Part II, Item 1A “Risk Factors” in this report and in our 2007 10-K.

     Net Loan Charge-offs. For the six months ended June 30, 2008, total net loan charge-offs were $32.6 million compared to $7.1 million for the year ended December 31, 2007. The 2008 year to date annualized net loan charge-offs to total average loans outstanding were 3.00%, up from .34% in the same period in 2007. See “Two-Step Loan Portfolio” below for more information.

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

(Dollars in thousands)	June 30,	March 31,	December 31,
	2008	2008	2007	2006
Commercial loans	$512,689	$529,519	$504,101	$463,188
Real estate construction loans [1]	392,724	464,028	517,988	365,954
Real estate mortgage loans:
Standard mortgage	88,106	87,621	86,901	71,189
Nonstandard mortgage product	30,902	25,107	7,495	-
Home equity line of credit	258,763	243,457	236,407	216,306
Total real estate mortgage loans	377,771	356,185	330,803	287,495
Commercial real estate loans	847,430	819,586	796,622	804,865
Installment and other consumer loans	23,102	24,993	23,155	26,188
Total loans	$2,153,716	$2,194,311	$2,172,669	$1,947,690

[1] Two-step loans	$145,703	$211,406	$262,952	$171,692
All other construction loans	247,021	252,622	255,036	194,262
Total real estate construction loans	$392,724	$464,028	$517,988	$365,954

Two-step loans	$145,703	$211,406	$262,952	$171,692
Total loans other than two-step loans	2,008,013	1,982,905	1,909,717	1,775,998
Total loans	$2,153,716	$2,194,311	$2,172,669	$1,947,690

     As shown above, loans other than two-step loans were $2.0 billion at June 30, 2008, up $98 million, or 5%, from December 31, 2007.

Nonperforming Assets and Delinquencies – Loans Other Than Two-Step Loans

     Nonperforming Assets - Loans Other Than Two-Step Loans. The following table presents information about nonperforming assets and delinquencies relating to loans other than two-step loans at the dates shown.

	June 30,	March 31,	December 31,
(Dollars in thousands)	2008	2008	2007	2006
Commercial loans	$4,168	$4,336	$2,401	$385
Real estate construction loans	6,542	2,846	1,576	-
Real estate mortgage loans:
Standard mortgage	1,888	936	552	-
Nonstandard mortgage product	5,849	295	-	-
Home equity line of credit	278	274	-	-
Total real estate mortgage loans	8,015	1,505	552	-
Commercial real estate loans	2,074	1,565	1,353	516
Installment and other consumer loans	2	2	-	-
Total nonaccrual loans	20,801	10,254	5,882	901
90 day past due and accruing interest	-	-	-	-
Total nonperforming loans other than two-step loans	20,801	10,254	5,882	901

Other real estate owned other than two-step loans	1,432	-	-	-
Total nonperforming assets other than two-step loans	$22,233	$10,254	$5,882	$901

Delinquent other than two-step loans 30-89 days past due	$9,432	$12,826	$7,706	$6,953

Nonperforming loans other than two-step loans to total loans other than two-step loans	1.04%	0.52%	0.31%	0.05%
Nonperforming assets other than two-step assets to total assets	0.84%	0.39%	0.22%	0.04%
Allowance for loan losses other than two-step loan losses to nonperforming loans other than two-step loans	148%	289%	391%	2264%
Delinquent loans other than two-step loans to total loans other than two-step loans	0.47%	0.65%	0.40%	0.39%

     Nonperforming assets other than two-step loans increased from $5.9 million at year end 2007 to $22.2 million, or ..84% of total assets, at June 30, 2008. The increase in nonperforming loans was primarily due to higher nonaccrual loans which increased $14.9 million from December 31, 2007. The majority of the increase in nonperforming loans since March 31, 2008 was comprised of $3.7 million growth in nonaccrual residential construction loans and $5.6 million growth in nonaccrual nonstandard residential mortgage loans made to two-step borrowers.

     The following table shows the components of our nonaccrual construction and land loans outside the two-step portfolio as of the dates shown.

(Dollars in thousands)	June 30, 2008		June 30, 2007		March 31, 2008
		Percent of		Percent of		Percent of
	Amount	loan category[2]	Amount	loan category	Amount	loan category[2]
Land loans[1]	$1,396	0.48%	$306	0.11%	$709	0.24%
Residential construction loans other than two-step loans	6,542	2.24%	-	0.00%	2,846	0.96%
Commercial construction loans	-	0.00%	-	0.00%	-	0.00%
Total nonaccrual construction and land loans other than two-step loans	$7,938	2.72%	$306	0.11%	$3,555	1.19%

Components of nonaccrual residential construction and land loans other than two-step loans:
Land loans[1]	$1,396	0.78%	$306	0.18%	$709	0.39%
Site development	2,830	1.58%	-	0.00%	620	0.34%
Vertical construction	3,712	2.08%	-	0.00%	2,226	1.21%
Total nonaccrual residential construction and land loans other than two-step loans	$7,938	4.45%	$306	0.18%	$3,555	1.93%

Components of nonaccrual commercial construction and land loans:
Land loans[1]	-	0.00%	-	0.00%	-	0.00%
Site development	-	0.00%	-	0.00%	-	0.00%
Vertical construction	-	0.00%	-	0.00%	-	0.00%
Total nonaccrual commercial construction and land loans	$-	0.00%	$-	0.00%	$-	0.00%

Components of total nonaccrual construction and land loans other than two-step loans:
Land loans[1]	$1,396	0.48%	$306	0.11%	$709	0.24%
Site development	2,830	0.97%	-	0.00%	620	0.21%
Vertical construction	3,712	1.27%	-	0.00%	2,226	0.75%
Total nonaccrual construction and land loans other than two-step loans	$7,938	2.72%	$306	0.11%	$3,555	1.19%

[1]	Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios in the period
[2]	Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     As indicated in the above table and reflecting the difficulties in the housing market, the $7.9 million in nonaccrual construction and land loan balances outside the two-step portfolio were all related to the residential category. There were no nonaccrual commercial construction loans. The nonaccrual balance increased from prior periods and represented 2.72% of outstanding construction and land loan balances at June 30, 2008. The residential nonaccruals were spread across the land, site development and vertical construction components.

Delinquencies - Loans Other Than Two-Step Loans. As shown in the table on page 39, delinquencies in the other than two-step loan portfolio increased to 47 basis points at June 30, 2008, compared to 40 basis points at December 31, 2007.

     The following table shows the components of our delinquent construction and land loans outside the two-step portfolio as of the dates shown.

(Dollars in thousands)	June 30, 2008		June 30, 2007		March 31, 2008
		Percent of		Percent of		Percent of
		loan		loan		loan
	Amount	category[2]	Amount	category	Amount	category[2]
Land loans[1]	$-	0.00%	$-	0.00%	$336	0.12%
Residential construction loans other than two-step loans	1,976	0.68%	6,150	2.11%	4,557	1.56%
Commercial construction loans	83	0.03%	-	0.00%	-	0.00%
Total 30-89 days past due construction loans other than two-step loans	$2,059	0.71%	$6,150	2.11%	$4,893	1.68%

Components of 30-89 days past due residential construction and land loans other than two-step loans:
Land loans[1]	$-	0.00%	$-	0.00%	$336	0.19%
Site development	-	0.00%	6,150	3.44%	2,119	1.19%
Vertical construction	1,976	1.11%	-	0.00%	2,438	1.37%
Total 30-89 days past due residential construction and land loans other than two-step loans	$1,976	1.11%	$6,150	3.44%	$4,893	2.74%

Components of 30-89 days past due commercial construction and land loans:
Land loans[1]	$-	0.00%	$-	0.00%	$-	0.00%
Site development	-	0.00%	-	0.00%	-	0.00%
Vertical construction	83	0.07%	-	0.00%	-	0.00%
Total 30-89 days past due commercial construction and land loans	$83	0.07%	$-	0.00%	$-	0.00%

Components of total 30-89 days past due construction and land loans other than two-step loans:
Land loans[1]	$-	0.00%	$-	0.00%	$336	0.12%
Site development	-	0.00%	6,150	2.11%	2,119	0.73%
Vertical construction	2,059	0.71%	-	0.00%	2,438	0.84%
Total 30-89 days past due construction and land loans other than two-step loans	$2,059	0.71%	$6,150	2.11%	$4,893	1.68%

[1]	Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios in the period shown.
[2]	Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     Overall, delinquent construction and land loans outside the two-step portfolio were modest at .71% of such loans as of June 30, 2008, down from 2.11% at June 30, 2007. Furthermore, at the end of the second quarter 2008 there were no delinquent land or site development loans and minimal delinquent commercial construction loans. All of the $2.1 million in delinquent loans was concentrated in the vertical construction component of the residential category.

Allowance for Credit Losses and Net Loan Charge-offs – Loans Other Than Two-Step Loans

     Allowance for Credit Losses - Loans Other Than Two-Step Loans. The following table presents information with respect to the change in our allowance for credit losses relating to loans other than two-step loans.

	Year to date	Quarter ended	Year ended
(Dollars in thousands)	June 30,	March 31,	December 31,
	2008	2008	2007	2006
Allowance for credit losses other than two-step loans, beginning of period	$23,838	$23,838	$20,399	$19,303
Provision for credit losses other than two-step loans	11,998	7,945	7,976	1,281

Charge-offs other than two-step loans
Loan charge-offs:
Commercial	(2,741)	(623)	(3,798)	(831)
Real estate construction	(573)	(295)	-	(48)
Real estate mortgage	(259)	-	(71)	-
Commercial real estate	(32)	-
Installment and consumer	(119)	(74)	(254)	(130)
Overdraft	(605)	(302)	(1,050)	(912)
Total loan charge-offs other than two-step loans	(4,329)	(1,294)	(5,173)	(1,921)
Recoveries:
Commercial	32	32	269	501
Real estate construction	-	-	-	-
Real estate mortgage	52	27	33	36
Commercial real estate	-	-	2	4
Installment and consumer	54	26	112	75
Overdraft	120	68	220	233
Total recoveries other than two-step loans	258	153	636	849
Net loan charge-offs other than two-step loans	(4,071)	(1,141)	(4,537)	(1,072)

Allowance for credit losses, from acquisition	-	-	-	887

Total allowance for credit losses other than two-step loans	$31,765	$30,642	$23,838	$20,399

Components of allowance for credit losses other than two-step loans
Allowance for loan losses other than two-step loans	$30,865	$29,611	$23,000	$20,399
Reserve for unfunded commitments other than two-step loans	900	1,031	838	-
Total allowance for credit losses other than two-step loans	$31,765	$30,642	$23,838	$20,399

Net loan charge-offs to average loans other than two-step loans annualized	0.38%	0.21%	0.22%	0.06%
Allowance for other than two-step loan losses to total other than two-step loans	1.54%	1.49%	1.20%	1.15%
Allowance for other than two-step credit losses to total other than two-step loans	1.58%	1.55%	1.25%	1.15%

     The allowance for credit losses for loans other than two-step loans at June 30, 2008 was $31.8 million, up from $23.8 million at December 31, 2007. The drivers of the higher allowance for credit losses, and thus an increased provision for credit losses for loans other than two-step, were unfavorable risk rating migrations, higher general valuation allowance percentages for specific loan segments in the allowance for credit loss model, and increased net charge-offs. These factors were only partly offset by lower loan balances. The unfavorable risk rating migration largely consisted of commercial loans and residential construction loans to builders being moved to higher risk rating categories. At June 30, 2008, the allowance for credit losses for loans other than two-step loans totaled $31.8 million and consisted of a $27.8 million formula allowance, a $.4 million specific allowance, a $2.7 million unallocated allowance and a $.9 million reserve for unfunded commitments. At December 31, 2007, the total allowance for credit losses for loans other than two-step loans of $23.8 million consisted of a $20.3 million formula allowance, a $.7 million specific allowance, a $1.9 million unallocated allowance, and a $.9 million reserve for unfunded commitments.

     Net Loan Charge-offs – Loans Other Than Two-Step Loans. The net loan charge-offs in the six months ended June 30, 2008 for loans other than two-step loans were $4.1 million, and largely attributable to losses related to commercial and construction loans and overdrafts, compared to $2.8 million in the same period ended June 30, 2007. Net commercial charge-offs accounted for $2.7 million in the first six months of 2008 down from $3.5 million for the same period in 2007. The 2008 year to date annualized net loan charge-offs as a percentage of average loans other than two-step loans was .38%, an increase from ..22% for the entire year ended December 31, 2007.

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

     The following table presents two-step loan balances, unused commitment and total commitment detail as of the end of each period presented:

(Dollars in thousands)			Two-step total
	Two-step	Two-step loan	commitments (loan balance
Period ended	loan balance	unused commitments	plus unused commitments)
First quarter 2006	$85,129	$66,914	$152,043
Second quarter 2006	111,256	77,846	189,102
Third quarter 2006	138,939	105,246	244,185
Fourth quarter 2006	171,692	132,732	304,424
First quarter 2007	216,371	160,918	377,289
Second quarter 2007	256,332	149,902	406,234
Third quarter 2007	274,747	123,447	398,194
Fourth quarter 2007	262,952	78,585	341,537
First quarter 2008	211,406	34,201	245,607
Second quarter 2008	145,703	12,628	158,331

     Total two-step loan balances plus unused commitments (“two-step total commitments”) peaked in second quarter 2007 and has since contracted by $247.9 million, or 61%, to $158.3 million as of June 30, 2008. At June 30, 2008, the outstanding balance of loans originated in the two-step loan program was $145.7 million, down 45% from $263.0 million at December 31, 2007. Included in the $145.7 million loan balance at June 30, 2008 was $98.7 million in nonaccrual loans and $47.0 million in loans that were accruing interest. Remaining unused commitments totaled $12.6 million at June 30, 2008, down from $149.9 million a year ago.

     It is anticipated that the two-step loan balances will continue to run-off over the next six to nine months as performing loans are paid off and nonaccrual loans which do not pay off become OREO property.

     The following table presents two-step total commitments outstanding at June 30, 2008, by the scheduled period in which the underlying loans mature or matured.

(Dollars in thousands)	Two-step loan
total commitments
Maturities in period ended	commitment maturities
Fourth quarter 2007	$12,095
First quarter 2008	29,509
Second quarter 2008	39,369
Third quarter 2008	58,483
Fourth quarter 2008	18,475
First quarter 2009	400
Total	$158,331

     Substantially all future maturities are scheduled to occur in 2008. Actual maturities may occur somewhat later than indicated in the table as certain commitments may be extended in the regular course of the construction lending business.

     The following table illustrates two-step total commitments by geographic areas as of the dates shown.

(Dollars in thousands)
	June 30,	December 31,
Region	2008	2007
Portland, Oregon / Vancouver, Washington	$45,681	$102,336
Western Washington (Olympia, Seattle)	48,040	113,331
Central Oregon (Bend, Redmond)	21,920	44,310
Oregon Coast (Newport, Lincoln City)	16,168	32,655
Willamette Valley (Salem, Eugene)	20,010	34,331
Southern Oregon (Medford, Roseburg)	6,512	14,574
Total residential real estate construction loan commitments	$158,331	$341,537

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

  Adding resources to assist with collection efforts. We have also formed a dedicated team to address all of the activities associated with acquiring, maintaining, and disposing of two-step OREO properties.

  Providing mortgage loans to two-step borrowers who qualify. We have developed a set of mortgage loan products to provide bridge financing and permanent mortgage loans, collectively called replacement financing, to qualified borrowers with maturing two-step loans. This program is designed to assist two-step borrowers in their transition from a construction loan to permanent financing. Financing terms are generally more flexible than our standard products. Under certain circumstances, we may consider discounting debt in order to restructure the loan to fit the borrower’s debt service capacity. We expect nonperforming assets to be higher in this portfolio as compared to our standard mortgage products. During the second quarter, short term extensions represented a significant component of nonaccrual non standard loans. Going forward, we will no longer offer short term extensions in the non standard program.

     It has been our experience to date that once a borrower is delinquent, few are able to cure their past due status. Given that most two-step loans have interest reserves, conditions exist where troubled borrowers can draw against their interest reserve to make loan payments. In order to take appropriate action to identify problem loans that should be placed on nonaccrual, a number of profiles were developed based on portfolio experience. These profiles have been systematically applied to all loans in the portfolio. Loans that fit certain profile characteristics were placed on nonaccrual during the first and second quarters. The application of these profiles caused a certain number of additional loans that were either current or 30-89 days past due to be included in nonaccrual loans at June 30, 2008.

     In addition to the new criteria associated with profiles for classifying loans on nonaccrual, we also changed our practice of establishing specific reserves associated with collateral dependent impaired loans. We now charge-off the amount of impairment at the time of impairment, rather than placing the impaired amount in a specific reserve. Applying this new practice continues to accelerate the timing of charge-offs associated with collateral dependent two-step loans.

Nonperforming Assets and Delinquencies – Two-Step Loans

     Nonperforming Assets – Two-Step Loans. The following table presents information about nonperforming assets and delinquencies relating to two-step loans at the dates shown.

(Dollars in thousands)	June 30,	March 31,	December 31,
	2008	2008	2007	2006
Non-accruing two-step loans	$98,728	$88,784	$20,545	$567
90 days past due and accruing interest two-step loans	-	-	-	-
Total nonperforming two-step loans	98,728	88,784	20,545	567

Other real estate owned two-step	26,460	5,688	3,255	-
Total nonperforming two-step assets	$125,188	$94,472	$23,800	$567

Delinquent two-step loans 30-89 days past due	$5,462	$14,269	$36,778	$2,969

Nonperforming two-step loans to total two-step loans	67.76%	42.00%	7.81%	0.33%
Nonperforming two-step assets to total assets	4.75%	3.60%	0.90%	0.02%
Allowance for two-step loan losses to nonperforming two-step loans	4.92%	11.25%	116%	462%
Allowance for two-step loan losses to nonperforming two-step assets	3.88%	10.58%	100%	462%
Delinquent two-step loans to total two-step loans	3.75%	6.75%	13.99%	1.73%

     Nonperforming two-step assets were $125.2 million at June 30, 2008, up from $23.8 million at December 31, 2007. At June 30, 2008, total nonperforming two-step assets of $125.2 million consisted of $98.7 million in nonaccrual loans and the book value of 101 residential properties carried in OREO in the amount of $26.5 million. We anticipate nonperforming two-step loans to decline and two-step related OREO balances to increase in the second half of 2008. Furthermore, in future periods we project a significantly lower level of growth, if any, in nonperforming assets associated with the two-step portfolio.

     The substantial increase in nonperforming loans during the first half of 2008 was partly attributable to a loan policy change implemented in the first quarter of 2008, as disclosed in the Company’s 2007 10-K. The Bank amended its loan policy regarding the timing of placing certain segments of the real estate construction loan portfolio on nonaccrual status, including, as examples, loans that are over 30 days past due and construction is incomplete, loans that are 60 days past due and construction is completed, and for loans made to borrowers that have not commenced construction. At June 30, 2008, the $98.7 million two-step nonaccrual balance included $9.1 million in loan balances where payments are current, $27.8 million that were 30-89 days past due, and $61.8 million that were over 90 days past due. The amendments to our loan policy applied to the entire construction loan portfolio; however, primarily the two-step loan portfolio was affected by the amended loan policy.

     Two-step OREO property represents real property which the Bank has taken possession of that has been deeded to the Bank through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in partial or full satisfaction of a loan or loans. It typically takes two to seven months following initial delinquency before property is recorded into OREO depending upon the resolution strategy and the complexities associated with the specific property. In addition to the 101 properties in the two-step OREO portfolio at June 30, 2008, we had approximately 249 additional two-step related properties in various stages of foreclosure, representing a total of $74 million included in our nonperforming loans. We expect to have approximately 60 of these properties representing an estimated $21 million in balances booked into OREO during the third quarter of 2008. As this occurs, the balances are moved from nonperforming loan status to OREO on our balance sheet. To date, the majority of the OREO properties were acquired through non-judicial foreclosures, as the borrowers have not shown capacity to support the debt. Additional recoveries from two-step loan borrowers are expected to be limited. We expect both the OREO balance associated with two-step properties and the number of such OREO properties sold to increase over the next 6 months.

     Delinquencies - Two-Step Loans. Delinquencies in the two-step loan portfolio decreased to $5.5 million at June 30, 2008 from $36.8 million at year end 2007, primarily as a consequence of implementing a modified loan policy during the first quarter which included accelerating the timing of the shift of loans with certain characteristics into nonaccrual status that in prior periods would have been reported as delinquent loans and materially fewer loans with scheduled maturity in the most recent quarter compared to prior quarters. Delinquent two-step loans were 3.75% of total two-step loans at June 30, 2008, down from 13.99% at December 31, 2007.

Allowance for Credit Losses and Net Loan Charge-offs – Two-Step Loans

     Allowance for Credit Losses - Two-Step Loans. The following table presents information with respect to the change in our allowance for credit losses relating to the two-step loan portfolio.

	Year to date	Quarter to date
(Dollars in thousands)	June 30,	March 31,	December 31,
	2008	2008	2007	2006
Allowance for credit losses two-step loans, beginning of period	$31,065	$31,065	$2,618	$1,166
Provision for credit losses two-step loans	2,727	780	30,980	1,452

Loan charge-offs two-step loans	(29,817)	(20,099)	(2,540)	-
Recoveries two-step loans	1,305	66	7	-
Net loan charge-offs two-step loans	(28,512)	(20,033)	(2,533)	-
Total allowance for credit losses two-step loans	$5,280	$11,812	$31,065	$2,618

Components of allowance for credit losses two-step loans
Allowance for loan losses two-step loans	$4,858	$9,991	$23,917	$2,618
Reserve for unfunded commitments two-step loans	422	1,821	7,148	-
Total allowance for credit losses two-step loans	$5,280	$11,812	$31,065	$2,618

Net charge-offs two-step loans to average total loans annualized	2.63%	3.70%	0.12%	0.00%
Allowance for two-step loan losses to total two-step loans	3.33%	4.73%	9.10%	1.52%
Allowance for two-step credit losses to total two-step loans	3.62%	5.59%	11.81%	1.52%

     The provision for two-step credit losses was $2.7 million year to date 2008. The allowance for credit losses associated with the two-step loan portfolio decreased to $5.3 million, or 3.62%, of total two-step loans at June 30, 2008, down from $31.1 million, or 11.8%, at year end 2007. The $5.3 million two-step allowance for credit losses is allocated into three separate components as follows: a pool based formula allowance of $4.0 million, a $.9 million unallocated allowance, and a $.4 million reserve for unfunded commitments. We will record actual future charge-offs in the two-step loan portfolio against the allowance for loan losses assigned to the portfolio. As presented below, the allowance for credit losses as a percentage of accruing two-step loans and the total commitment associated with those accruing loans has been relatively stable since the allowance was established at year end 2007. There was no allowance for credit losses established for nonperforming two-step loans at June 30, 2008, as these collateral dependent loans have been impaired with a corresponding charge-off down to estimated fair market value less sales expense in accordance with the new loan policy established in the first quarter.

     The reserve model utilized to establish the loan loss reserve for the two-step portfolio at year end 2007 included estimates for two key variables: the probability of default and the loss rate upon default. As of June 30, 2008, we reevaluated both variables and determined actual experiences for closed and pending OREO and short sales were within a reasonable range of the estimates made at year end. A number of data elements were reviewed, including change from original to updated appraised value, sales price relative to updated appraised value, sales expenses, and commitment draw percentage.

The following table provides additional two-step loan and allowance for credit losses information.

(Dollars in thousands)

						Allowance for	Allowance for
						credit losses on	credit losses on
						two-step loans	two-step loans as
				Total accruing	Allowance for	as a % of	a % of total
	Total two-step	Nonperforming	Accruing two-	two-step loan	credit losses on	accruing two-	accruing two-step
Period ended	loans	two-step loans	step loans	commitments	two-step loans	step loans	loan commitments
12/31/2007	$262,952	$20,545	$242,407	$320,991	$31,065	12.8%	9.7%
3/31/2008	211,406	88,784	122,622	156,823	11,812	9.6%	7.5%
6/30/2008	145,703	98,728	46,975	59,603	5,280	11.2%	8.9%

     The table above indicates that the allowance for credit losses on two-step loans has been fairly consistent relative to the remaining portfolio of performing two-step loans and the commitments associated with those loans. As previously noted at June 30, 2008 there was no allowance for credit losses associated with nonperforming two-step loans because all those loans had previously been deemed impaired and charged off to their fair market value less selling costs.

     Net Loan Charge-offs – Two-Step Loans. Net charge-offs in the two-step loan portfolio were $28.5 million in the first six months of 2008. The charge-offs and interest reversal amounts in the two-step loan portfolio during the first six months of 2008 reflect a modification in our loan policy regarding the timing of moving particular loans to nonaccrual status. The application of the modified loan policy caused us to recognize significant loan charge-offs and interest reversals in the first quarter that otherwise would have been recognized in later periods.

Deposits and Borrowings

     The following table summarizes the quarterly average dollar amount in, and the average interest rate paid on, each of the deposit and borrowing categories for the second quarters of 2008 and 2007.

	Second Quarter 2008			Second Quarter 2007
	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate
(Dollars in thousands)	Balance	of total	Paid	Balance	of total	Paid
Demand deposits	$467,664	22.8%	-	$470,622	23.3%	-
Interest bearing demand	288,425	14.1%	0.67%	276,387	13.7%	1.17%
Savings	69,239	3.4%	0.36%	71,699	3.6%	0.70%
Money market	662,962	32.4%	1.96%	659,817	32.7%	3.84%
Time deposits	558,087	27.3%	3.81%	538,713	26.7%	4.67%
Total deposits	2,046,377	100%	2.40%	2,017,238	100%	3.64%

Short-term borrowings	183,827		2.73%	159,811		5.34%
Long-term borrowings (1)	157,751		4.38%	114,282		6.22%
Total borrowings	341,578		3.49%	274,093		5.71%

Total deposits and borrowings	$2,387,955		2.52%	$2,291,331		3.84%

(1)  Long-term borrowings include junior subordinated debentures.

     Second quarter 2008 average total deposits increased 1%, or $29 million, from the second quarter 2007. Our deposit mix remained fairly consistent year over year second quarter, with slightly more growth in the interest bearing demand and time deposit categories. The important average noninterest bearing demand category was 22.8% of total deposits, down slightly from 23.3% in the prior year second quarter. The rate paid on deposits in the most recent quarter declined 144 basis points from second quarter 2007 primarily due to lower market interest rates. The growth in interest bearing deposits for the remainder of 2008 will depend upon funding needs, customer demand, and relative cost of and availability of other funding sources including FHLB borrowings.

     Average borrowings increased 25% or $67 million from the second quarter of 2007 as a result of higher borrowings from the Federal Home Loan Bank (“FHLB”) in the most recent quarter. Such borrowings were competitively priced relative to interest bearing deposits, including certificates of deposit.

     Our deposit and borrowing cost decreased 132 basis points since the second quarter of 2007, primarily reflecting the decline in short-term market interest rates over the past year. Looking forward, we intend to price our deposit products competitively in connection with our efforts to maintain and grow our strong relationship deposit base. Whether we will be successful in not only maintaining, but also growing, our deposit base will depend on various factors, including pricing and our success in competing in uncertain economic and market conditions.

     The balance of junior subordinated debentures at June 30, 2008 was $51 million. For additional detail regarding Bancorp’s outstanding debentures, see Note 8 in the financial statements included under Item 1 of this report and our 2007 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Funds.”

Capital Resources

     The following table summarizes the consolidated risk based capital ratios of Bancorp and the Bank at June 30, 2008, and December 31, 2007.

	June 30, 2008				December 31, 2007
			Amount	Minimum			Amount	Minimum
			Required For	percent			Required For	percent
			Well	required for			Well	required for
	Actual		Capitalized	Well	Actual		Capitalized	Well
(Dollars in thousands)	Amount	Ratio	Status	Capitalized	Amount	Ratio	Status	Capitalized
Tier 1 Capital
Common stockholders' equity	$205,508				$208,241
Qualifying capital securities	51,000				51,000
Less: Goodwill	14,253				14,491
Other adjustments	3,361				(585)
West Coast Bancorp total tier 1 capital	$245,616	10.00%	$147,406	6%	$244,165	9.88%	$148,206	6%

Common stockholders' equity	$241,841				$244,047
Qualifying capital securities	-				-
Less: Goodwill	14,253				14,491
Other adjustments	3,369				(580)
West Coast Bank total tier 1 capital	$230,957	9.45%	$146,655	6%	$228,976	9.28%	$148,030	6%

Tier 2 Capital
Allowance for loans losses	$30,788				$31,141
West Coast Bancorp total tier 2 capital	$30,788				$31,141

Allowance for loans losses	$30,633				$31,104
West Coast Bank total tier 2 capital	$30,633				$31,104

Total Capital
West Coast Bancorp	$276,404	11.25%	$245,677	10%	$275,306	11.15%	$247,010	10%
West Coast Bank	261,591	10.70%	244,425	10%	260,080	10.54%	246,717	10%

Leverage Ratio
West Coast Bancorp	$245,616	9.46%	$129,872	5%	$244,165	9.41%	$129,759	5%
West Coast Bank	230,957	8.90%	129,796	5%	228,976	8.83%	129,714	5%

Risk weighted assets
Risk weighted assets on balance sheet	$2,301,245				$2,309,966
Risk weighted assets off balance sheet exposure	176,036				195,781
Less: Goodwill	14,253				14,491
Less: Disallowed allowance for loan losses	6,257				21,159
Other adjustments	-				-
West Coast Bancorp risk weighted assets	$2,456,771				$2,470,097

Risk weighted assets on balance sheet	$2,288,881				$2,307,070
Risk weighted assets off balance sheet exposure	176,036				195,781
Less: Goodwill	14,253				14,491
Less: Disallowed allowance for loan losses	6,412				21,195
Other adjustments	-				-
West Coast Bank total risk weighted assets	$2,444,252				$2,467,165

Average total assets
West Coast Bancorp	$2,597,436				$2,595,174
West Coast Bank	2,595,920				2,594,280

     The Federal Reserve Bank (“FRB”) and the Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may establish higher minimum requirements if, for example, a corporation has previously received special attention or has a high susceptibility to interest rate risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 6%, and a ratio of total capital to total risk-weighted assets of 10% or greater to be considered well capitalized. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 5% to be considered well capitalized. As of June 30, 2008, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     Bancorp’s stockholders' equity was $205 million at June 30, 2008, down from $208 million at December 31, 2007. The Company increased its capital ratios at June 30, 2008 from year end 2007 mainly as a result of declining risk weighted assets during the six month period. For example, the total capital ratio at the Bank was 10.70% at June 30, 2008, 70 basis points over minimum for well capitalized status and increased from 10.54% at December 31, 2007 while Bank Tier 1 capital increased from 9.28% to 9.45% over the same period.

     Due to the uncertainty about the health of the economy and the local residential housing market, the Company has been and will continue to monitor and manage its capital position. In conjunction with those efforts, the Company expects risk weighted assets to decline in the second half of 2008, primarily as a result of declining loan balances. The Company may also evaluate slowing new loan commitments, participating out additional loans, and selling certain assets including loans. Furthermore, at this point, we do not anticipate any stock repurchase activity in the foreseeable future. The degree to which and the duration of time during which the Company may take steps to preserve and increase its capital will depend on various factors including general economic and real estate market conditions in our service areas, regulatory considerations, the level of consumer confidence in our institution and the banking sector generally, and our ability to manage and limit the adverse effects of losses on existing loans.

     The risk based capital ratios of Bancorp include $51 million of trust preferred securities that qualify as Tier 1 capital at June 30, 2008, under guidance issued by the Board of Governors of the Federal Reserve System. Bancorp expects to continue to rely on common equity and trust preferred securities to remain well capitalized, and may also determine to issue other hybrid equity or debt instruments, such as convertible preferred stock or subordinated debt, to maintain its capital ratios or to improve its financial condition. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. The Company may also elect to reduce or eliminate its quarterly cash dividend to shareholders to preserve or grow its capital base.

      For further discussion of the amount and terms of issuances of pooled trust preferred securities, see Note 8 in the financial statements including under Item 1 of this report and our 2007 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Sources of Funds.”

     Since December 31, 2007 all capital ratios shown in the table above increased for both Bancorp and Bank.

     Under its corporate stock repurchase program the Company may buy up to a total of 4.88 million shares of the Company’s common stock. Since initiating its stock repurchase plan in the year 2000 and including shares repurchased related to stock plans, the Company has repurchased approximately 3.83 million shares, or 25%, of currently outstanding shares at an average price of $17.49 per share. Total shares available for repurchase under the Company’s stock repurchase program were approximately 1.05 million at June 30, 2008. Except for stock repurchased in conjunction with the payment of taxes due on the vesting of restricted stock, the Company did not repurchase any shares during the first half of 2008.

     The following table presents information with respect to Bancorp’s stock repurchases.

	Shares repurchased or
	redeemed related to	Shares repurchased as	Total shares	Total cost of
(Shares and dollars in thousands, other than	stock options and	part of the corporate	repurchased in the	shares	Average price
per share amounts)	restricted stock	stock repurchase plan	period	repurchased	per share
Year ended 2000	15	573	588	$5,454	$9.28
Year ended 2001	28	534	562	6,879	12.24
Year ended 2002	35	866	901	13,571	15.06
Year ended 2003	29	587	616	10,927	17.74
Year ended 2004	49	484	533	11,502	21.58
Year ended 2005	44	484	528	12,856	24.35
Year ended 2006	37	95	132	3,852	29.18
Year ended 2007	22	205	227	6,486	28.57
Six months ended June 30, 2008	18	-	18	184	10.22
Total	277	3,828	4,105	$71,711	$17.47

     Please also see discussion of stock repurchase activity during the quarter ended June 30, 2008, under Part II, Item 2, “Unregistered Sales of Equity Securities and Use of Proceeds” below.

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

     Deposits are the primary source of new funds. Total deposits were $2.1 billion at June 30, 2008, unchanged from $2.1 billion at December 31, 2007.

     The Company has an agreement with Promontory Interfinancial Network that makes it possible to offer FDIC insured deposits in excess of the current deposit limits. This Certificate of Deposit Account Registry Service (“CDARS”) uses a deposit-matching program to match CDARS deposits in other participating banks, dollar for dollar. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way. While, due to the nature of the placement of funds, CDARS deposits are defined as "brokered deposits" by regulatory agencies, the Company does not have any other forms of deposits considered brokered deposits. The Company’s CDARS balance at June 30, 2008, was $7.2 million in reciprocal balances. With media focus on and customer awareness of bank failures over the past month, it is possible that customer interest in and demand for CDARS deposits will increase. There can be no assurance that CDARS deposits will be available for the Company to offer its customers in the future.

     The holding company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the holding company’s liquidity comes from dividends declared and paid by the Bank. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the holding company. We believe that such restrictions will not have an adverse impact on the ability of the holding company to meet its liquidity needs which include quarterly cash dividend distributions to shareholders and debt service on the $51 million of outstanding junior subordinated debentures. In addition, the holding company receives cash from the exercise of options and the issuance of trust preferred securities. As of June 30, 2008, the holding company did not have any borrowing arrangements of its own.

     Management expects to continue relying on customer deposits, cash flow from investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, advances from the FHLB, and other borrowings to provide liquidity. Other potential sources of funds include lines of credit with correspondent banking partners. Management may also consider engaging in further offerings of trust preferred securities if the opportunity presents an attractive means of raising funds in the future. Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the financial services industry, interest rates available on other investments, changes in consumer confidence in depository institutions, general economic conditions, competition, customer management of cash resources and other factors. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities, duration, or repricing intervals of assets. The sources of such funds may include, but are not limited to, Federal Funds purchased, reverse repurchase agreements and borrowings from the FHLB.

Off-Balance Sheet Arrangements

     The Company’s primary off-balance sheet arrangements consist of commitments to make loans and extend credit. The follow table summarizes the Bank’s off balance sheet unfunded commitments as of the dates displayed.

(Dollars in thousands)	Contract or	Contract or
	Notional Amount	Notional Amount
	June 30, 2008	December 31, 2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$364,810	$395,203
Real estate construction
Two-step loans	12,628	78,585
Other than two-step loans	95,811	149,833
Total real estate construction	108,439	228,418
Real estate mortgage
Standard mortgage	5,655	7,320
Non-standard mortgage	-	-
Home equity line of credit	201,847	198,331
Total real estate mortgage loans	207,502	205,651
Commercial real estate	21,779	27,116
Installment and consumer	17,888	19,232
Other [1]	23,073	24,223
Standby letters of credit and financial guarantees	10,843	8,081
Account overdraft protection instruments	68,314	54,093
Total	$822,648	$962,017

1  The category “other” represents commitments extended to clients or borrowers that have not yet been fully executed. While we believe these commitments to be binding, they are not yet classified nor have they been placed into our loan system.

     The Bank’s unfunded commitments to make loans decreased $139 million or 14% since December 31, 2007, primarily as a result of lower unused commitments in its commercial and real estate construction portfolio. Loan commitments extended longer than one year qualify as risk weighted assets and impact our risk based capital ratios. By decreasing the volume of loan commitments extended longer than one year risk weighted assets decline and, all else equal, capital ratios improve.

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

     During the second quarter 2008, the Company finalized and implemented changes in its internal control over financial reporting that are designed to timely identify impaired loans for non-accrual status, calculate applicable reversal of previously capitalized interest for impaired loans, and calculate charge-offs resulting from the recorded impairment. These controls include manual review and attestation steps designed to identify loans for impairment, place them on non-accrual, and calculate associated capitalized interest reversals and impaired loan charge-offs. To support these control steps, redundant controls over these financial reporting controls were also implemented. Specifically, secondary review processes, whereby an independent verification of the manual steps described above is performed and documented, were implemented to maximize the accuracy and completeness in performing the described control activities and properly record the results of these activities into the Company's applicable loan processing and financial reporting systems.

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

     Actual losses related to loans in the two-step loan portfolio (“two-step loans”) may be greater then anticipated, resulting in additional provision for credit losses in future periods. In addition, as part of our collection process for all nonperforming loans, including nonperforming two-step loans, we may foreclose on and take title to the real estate serving as collateral for the loan. Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. We expect to take a significant number of properties into OREO in the third and fourth quarter of 2008 and, consequently we expect a larger OREO balance. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties and, in certain cases, complete construction of residences prior to sale. Any decrease in sale prices on homes may lead to OREO write-downs with a corresponding expense in our income statement. We expect that our earnings over the next several quarters will be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in real estate properties during the period they are held in OREO. We will also be at risk of further declines in real estate prices and liquidity in the market areas in which we conduct our lending business.

A significant decline in the Company’s market value could result in an impairment of goodwill.

     Recently, the Company’s common stock has been trading at a price below its book value, including goodwill and other intangible assets. If impairment of goodwill was deemed to exist, we would be required to write down our assets resulting in a charge to earnings. See section titled “Goodwill and Other Intangible Assets” in Item 7 of our 2007 10-K.

We may need to raise additional capital which may not be available or may adversely affect existing shareholders. Alternatively, we may have to take steps to preserve capital.

     Bancorp may need to raise additional capital in the future through financings to maintain desired levels of capital ratios, to improve its financial condition, or to increase liquidity available for operations. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financings, dilution to Bancorp’s shareholders could result and, in any case, securities may have rights, preferences and privileges that are senior to those of Bancorp’s current shareholders. Debt financing could also negatively affect future earnings due to interest charges. In the event additional capital is projected to be or becomes needed and is unavailable on acceptable terms through available financing sources, we may need to take steps to preserve capital, including possibly slowing our lending activities and new loan commitments, selling certain assets, or increasing loan participations. We may also reduce or eliminate our cash dividend to shareholders or take other steps to preserve capital resources.

Market and other constraints on our construction loan origination volumes are expected to lead to decreases in our interest and fee income that are not expected to be offset by reductions in our non-interest expenses.

     Due to existing conditions in housing markets in the areas where we operate and other factors, we project our construction loan originations to be materially constrained for the remainder of 2008. This will lower interest income and fees generated from this part of our business. Unless this revenue decline is offset by other areas of our operations, our total revenues may decline relative to our total non-interest expenses. We expect that it will be difficult to find new revenue sources in the near term to completely offset expected declines in our interest income, and we do not plan steps to significantly trim our non-interest expenses at this time because management believes such actions would be imprudent.

The value of certain securities in our investment securities portfolio may be negatively affected by disruptions in the market for these securities.

     The market for certain investment securities held within our investment portfolio has over the past year become more volatile. The volatile market may affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks, in addition to interest rate risk typically associated with these securities. There can be no assurance that the declines in market value associated with these disruptions will not result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income, equity, and capital ratios.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2008:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased (1)	per Share	(2)	Under the Plans or Programs
4/1/08 - 4/30/08	14,058	$12.87	-	1,051,821
5/1/08 - 5/31/08	-	$0.00	-	1,051,821
6/1/08 - 6/30/08	-	$0.00	-	1,051,821
Total for quarter	14,058		-

(1)

Shares repurchased by Bancorp during the quarter include shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 14,058 shares, 0 shares, and 0 shares, respectively, for the periods indicated. There were no shares repurchased in the periods indicated pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below.

(2)

Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, by 1.0 million shares in April 2004, and by 1.0 million shares in September 2007 for a total authorized repurchase amount as of June 30, 2008, of approximately 4.9 million shares.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

Bancorp held its Annual Meeting of Shareholders on April 22, 2008. Below is a brief description of matters considered and voted on by shareholders and the number of votes cast for, against or withheld on such matters.

1.	Electing nine directors to serve for one-year terms.

Director	Votes for	Votes withheld
Lloyd D. Ankeny	12,047,731	232,330
Michael J. Bragg	12,104,419	175,643
Duane C. McDougall	12,080,298	199,763
Steven J. Oliva	12,105,348	174,714
J.F. Ouderkirk	12,094,756	185,306
Steven N. Spence	12,082,053	198,009
Robert D. Sznewajs	12,100,587	179,475
David J. Truitt	12,105,708	174,354
Nancy A. Wilgenbusch	12,081,034	199,028

2.	Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2008.

Votes for	Votes against
12,060,423	37,741

Item 5. Other Information

     None

Item 6. Exhibits

Exhibit No.	Exhibit
10.1	Form of Restricted Stock Performance Award Agreement (for Employee) under the West Coast Bancorp 2002 Stock Incentive Plan.
31.1	Certification of CEO under Rule 13(a) – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13(a) – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST COAST BANCORP
(Registrant)

Dated: August 6, 2008	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and Chief Executive Officer

Dated: August 6, 2008	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer