Form 10-Q/A
period 2008-06-30
WEST COAST BANCORP /NEW/OR/
filed 2008-11-07
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A
(Amendment No. 1)

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

EXPLANATORY NOTE

     This Amendment No. 1 on Form 10-Q/A (“Amendment No. 1”) is being filed with respect to West Coast Bancorp’s Quarterly Report on Form 10-Q for its fiscal quarter ended June 30, 2008, filed with the Securities and Exchange Commission on August 6, 2008 (the “Second Quarter 10-Q”). On November 6, 2008, we concluded that the Consolidated Statement of Cash Flows for the six-month period ended June 30, 2008, as included in the Second Quarter 10-Q, contained an error with respect to loans transferred to Other Real Estate Owned (“OREO”), and that the previously issued financial statements included in the Second Quarter 10-Q should be restated to properly reflect the cash flows. We are amending the Second Quarter 10-Q to correct the error and to add related disclosure in Note 1 of our Notes to Consolidated Financial Statements under the heading Supplemental Cash Flow Information. The changes are more fully described in Note 11 of the Notes to Consolidated Financial Statements included below.

     The restatement does not affect our Consolidated Balance Sheets, Consolidated Income Statements, or Consolidated Statements of Changes in Stockholders’ Equity for any period. Accordingly, our historical net income, earnings per share, total assets, and cash and cash equivalents remain unchanged.

     A revised Part I, Item 1 “Financial Statements” is presented below with the corrections to the consolidated financial statements included. In addition, we have included Part I, Item 4 “Controls and Procedures” to update our assessment of our controls and procedures at June 30, 2008, and Part II, Item 6 “Exhibits” to reflect the filing of currently dated certifications of our chief executive officer and chief financial officer. No other changes were made to the Second Quarter 10-Q.

     This Amendment No. 1 continues to speak as of the date of the Second Quarter 10-Q, and we have not updated or amended the disclosures to reflect events that have occurred since the filing of the Second Quarter 10-Q, other than as described in the preceding paragraphs and in Note 11 of the Notes to Consolidated Financial Statements included below.

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

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
Unaudited

	Six months ended
	June 30,
(Dollars in thousands)	2008	2007
	(Restated, see note 11)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$4,684	$15,999
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	2,185	2,494
Amortization of tax credits	626	437
Deferred income tax (benefit) expense	(6,682)	1,795
Amortization of intangibles	238	302
Provision for credit losses	14,725	6,300
Gains on sales of securities	(777)	(96)
Net gain on disposal of premises and equipment	(6)	(98)
Net loss (gain) on sale of other real estate owned	263	(13)
Gains on sale of loans	(1,629)	(2,271)
Increase in cash surrender value of bank owned life insurance	(445)	(420)
Stock based compensation expense	1,101	957
Excess tax benefit from stock based compensation expense	-	(144)
Decrease in interest receivable	3,924	157
Decrease (increase) in other assets	3,882	(4,704)
Origination of loans held for sale	(36,895)	(51,332)
Proceeds from sales of loans held for sale	37,345	55,787
(Decrease) increase in interest payable	(546)	206
Decrease in other liabilities	(15,871)	(279)
Decrease (increase) in trading assets	320	(628)
Net cash provided by operating activities	6,442	24,449

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	20,812	73,225
Proceeds from sales of available for sale securities	30,898	833
Purchase of available for sale securities	(31,678)	(15,353)
Purchase of Federal Home Loan Bank stock	(4,287)	-
Loans made to customers greater than principal collected on loans	(34,566)	(196,073)
Investments in tax credits	(430)	-
Proceeds from the sale of premises and equipment	-	350
Proceeds from the sale of other real estate owned	3,185	360
Capital expenditures on other real estate owned	(462)	-
Capital expenditures on premises and equipment	(1,958)	(2,960)
Net cash used in investing activities	(18,486)	(139,618)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, savings and interest
bearing transaction accounts	(627)	15,227
Net (decrease) increase in time deposits	(15,955)	23,574
Proceeds from issuance of junior subordinated debentures	-	17,500
Repayment of junior subordinated debentures	-	(7,500)
Proceeds from issuance of long-term borrowings	32,078	4,200
Repayment of long-term borrowings	-	(10,000)
Net (decrease) increase in short-term borrowings	(10,800)	63,109
Repurchase of common stock	-	(474)
Net activity in common stock of deferred compensation plans	9	(60)
Net proceeds (redemption) from issuance of common stock	(462)	1,842
Excess tax benefit from stock based compensation	-	144
Dividends paid and cash paid for fractional shares	(4,234)	(3,779)
Net cash provided by financing activities	9	103,783

NET DECREASE IN CASH AND CASH EQUIVALENTS	(12,035)	(11,386)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	113,802	93,800
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,767	$82,414

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

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America (“generally accepted accounting principles”) for interim financial information. In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”), and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust, and Totten, Inc., after elimination of intercompany transactions and balances. The Company’s interim consolidated financial statements and related notes, including our significant accounting policies, should be read in conjunction with the audited financial statements and related notes, including our significant accounting policies, contained in Bancorp's Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”). Other real estate owned (“OREO”) and FHLB stock held at cost have been reclassified in prior periods to conform to current presentation in the Company’s consolidated balance sheet. In addition, certain items in prior periods of the cash flow statement have been reclassified to conform to the current presentation including OREO, premises and equipment, FHLB stock and the classification of stock related activity in our deferred compensation plan in the cash flow statement.

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

     Supplemental cash flow information. The following table presents supplemental cash flow information for the six months ended June 30, 2008, and 2007.

(Dollars in thousands)	Six months ended
	June 30,
Cash paid in the period for:	2008	2007
Interest	$27,313	$33,105
Income taxes	$4,385	$9,856
Noncash investing and financing activities:
Change in unrealized loss on available for sale securities
and derivatives, net of tax	$(3,444)	$(1,504)
Dividends declared and accrued in other liabilities	$2,124	$1,894
Transfers of loans to OREO (Restated, see note 11)	$27,600	$-
Other real estate owned and premises and equipment expenditures accrued in other liabilities	$138	$-

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

	Six months ended
	June 30, 2008
		Weighted Avg.
	Common Shares	Exercise Price
Balance, beginning of period	1,311,585	$16.97
Granted	177,500	12.73
Exercised	(981)	9.20
Forfeited/Expired	(56,414)	17.31
Balance, end of period	1,431,690	$16.43

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures.

	Six months ended	Six months ended
(Dollars in thousands, except share and per share data)	June 30, 2008	June 30, 2007
Intrinsic value of options exercised in the period	$2	$2,236

Stock options vested and expected to vest:
Number	1,398,438	1,322,754
Weighted avg. exercise price	$16.40	$16.95
Aggregate intrinsic value	$1	$17,784
Weighted avg. contractual term of options	5.2 years	5.4 years

Stock options vested and currently exercisable:
Number	1,165,573	1,133,296
Weighted avg. exercise price	$16.08	$15.45
Aggregate intrinsic value	$1	$16,937
Weighted avg. contractual term of options	4.3 years	4.9 years

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

     The following tables reconcile the numerator and denominator of the basic and diluted earnings per share computations:

			Per Share
(Dollars and shares in thousands, except per share data)	Net Income	Weighted Average Shares	Amount
		Three months
		ended
		June 30, 2008
Basic earnings	$2,684	15,467	$0.17
Common stock equivalents from:
Stock options		54
Restricted stock		19
Diluted earnings	$2,684	15,540	$0.17
Common stock equivalent shares excluded due to anti-dilutive effect		1,300

		Three months
		ended
		June 30, 2007
Basic earnings	$8,135	15,567	$0.52
Common stock equivalents from:
Stock options		541
Restricted stock		35
Diluted earnings	$8,135	16,143	$0.50
Common stock equivalent shares excluded due to anti-dilutive effect		129

		Six months
		ended
		June 30, 2008
Basic earnings	$4,684	15,456	$0.30
Common stock equivalents from:
Stock options		92
Restricted stock		24
Diluted earnings	$4,684	15,572	$0.30
Common stock equivalent shares excluded due to anti-dilutive effect		1,070

		Six months
		ended
		June 30, 2007
Basic earnings	$15,999	15,525	$1.03
Common stock equivalents from:
Stock options		569
Restricted stock		42
Diluted earnings	$15,999	16,136	$0.99
Common stock equivalent shares excluded due to anti-dilutive effect		118

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

     The following methods were used to estimate the fair value of each class of financial instrument above:

Loans held for sale - Loans held for sale are carried at the lower of cost or market utilizing the quoted market price. When a loan is sold, the gain is recognized in the consolidated statement of income as the proceeds less the book value of the loan including unamortized fees and capitalized direct costs.

Impaired loans - A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral less sales expenses if the loan is collateral dependent. A significant portion of the Bank’s impaired loans are measured using the fair market value of the collateral less sales expenses.

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

11. RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

     Subsequent to the issuance of Bancorp’s Consolidated Financial Statements for the three and six months ended June 30, 2008, it was determined that its Consolidated Statement of Cash Flows contained an error relating to the transfer of loans to OREO. As a result, Bancorp has restated the accompanying Consolidated Statement of Cash Flows and supplemental cash flow information included in Note 1 of the Notes to Consolidated Financial Statements for the six months ended June 30, 2008.

     This transfer of loans to OREO was incorrectly reflected as a cash flows activity resulting in the overstatement of both net cash used in operating activities and net cash provided by investing activities of $27.6 million for the six months ended June 30, 2008. Such transfers were a noncash item that should have only been disclosed as such in the Supplemental Cash Flow Information provided in Note 1 of the Notes to Consolidated Financial Statements.

     The restatement does not affect Bancorp’s Consolidated Balance Sheets, Consolidated Income Statements, or Consolidated Statements of Changes in Stockholders’ Equity for any period. Accordingly, Bancorp’s historical net income, earnings per share, total assets, and cash and cash equivalents remain unchanged.

      The effects of the restatement on the individual line items of the Consolidated Statements of Cash Flows for the six months ended June 30, 2008 are as follows:

(dollars in thousands)	As Previously Presented	Adjustments	As Restated
Increase in other real estate owned	$(27,600)	$27,600	$-
Net cash (used in) provided by operating activities	(21,158)	27,600	6,442
Loans made to customers greater than principal collected on loans	(6,966)	(27,600)	(34,566)
Net cash provided by (used in) investing activities	9,114	(27,600)	(18,486)

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Our management has evaluated, with the participation and under the supervision of our chief executive officer (“CEO”) and chief financial officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures were not effective because of the material weakness in our internal control over financial reporting, as described below.

Material Weakness

     A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

     In preparing our Consolidated Statement of Cash Flows for the nine months ended September 30, 2008, we discovered as part of our review and analysis process that our previously issued Consolidated Statement of Cash Flows for the six months ended June 30, 2008 contained a cash flows presentation error relating to loans transferred to OREO. As a result of this cash flows presentation error, on November 6, 2008, management recommended to the Company's Audit Committee that the previously issued financial statements be restated to properly reflect the cash flows. The Audit Committee concurred with management’s recommendation and concluded that the Financial Statements should be restated. See Note 11 of Notes to Consolidated Financial Statements in Item 1 above for a discussion of the restatement.

     As a result of the restatement described above, our management has determined that, during the period covered by this quarterly report on Form 10-Q/A, the Company had a material weakness in our internal control over financial reporting, that existed as of June 30, 2008. Specifically, the Company’s established processes for review of the Consolidated Statement of Cash Flows intended to result in the proper identification and classification of cash flows for the period reviewed failed to identify the inappropriate inclusion of noncash entries related to the increase of OREO. Accordingly, controls related to the preparation of the Statement of Cash Flows were not effective as of June 30, 2008. As a result of this material weakness, the Company is filing this report on Form 10-Q/A to restate its Consolidated Statement of Cash Flows for the quarter ended June 30, 2008.

Remediation Steps to Address Material Weakness

     The Company has since taken steps to correct the control deficiency noted above, including evaluation and confirmation of the effectiveness of the review process for the Company’s financial statements in subsequent periods and the enhancement of the technical competencies of personnel performing these review controls.

Changes in Internal Control Over Financial Reporting

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

Item 6. Exhibits

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

WEST COAST BANCORP
(Registrant)

Dated: November 6, 2008	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and Chief Executive Officer

Dated: November 6, 2008	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer