Form 10-Q
period 2008-09-30
WEST COAST BANCORP /NEW/OR/
filed 2008-11-07
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2008

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

Common Stock, no par value: 15,701,385 shares outstanding as of October 31, 2008

WEST COAST BANCORP
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Dollars and shares in thousands)	2008	2007
ASSETS:
Cash and cash equivalents:
Cash and due from banks	$53,595	$81,666
Federal funds sold	47,969	31,512
Interest-bearing deposits in other banks	50	624
Total cash and cash equivalents	101,614	113,802
Trading assets	1,073	1,582
Investment securities available for sale, at fair value
(amortized cost: $211,308 and $259,844)	205,987	259,130
Federal Home Loan Bank stock held at cost	11,689	10,295
Loans held for sale	340	3,187
Loans	2,109,517	2,172,669
Allowance for loan losses	(33,498)	(46,917)
Loans, net	2,076,019	2,125,752
Premises and equipment, net	33,726	34,733
Other real estate owned	48,121	3,255
Goodwill	13,059	13,059
Core deposit intangible, net	1,094	1,432
Bank owned life insurance	23,270	22,612
Other assets	57,054	57,775
Total assets	$2,573,046	$2,646,614

LIABILITIES AND STOCKHOLDERS' EQUITY:

Deposits:
Demand	$486,540	$501,506
Savings and interest bearing demand	337,472	364,971
Money market	672,690	678,090
Time deposits	564,717	550,265
Total deposits	2,061,419	2,094,832
Short-term borrowings	125,000	167,000
Long-term borrowings	106,059	83,100
Junior subordinated debentures	51,000	51,000
Reserve for unfunded commitments	946	7,986
Other liabilities	24,400	34,455
Total liabilities	2,368,824	2,438,373

Commitments and contingent liabilities (Note 6)

STOCKHOLDERS' EQUITY:
Preferred stock: no par value, none issued; 10,000 shares authorized	-	-
Common stock: no par value, 50,000 shares
authorized; 15,702 and 15,593 shares issued
and outstanding, respectively	19,627	19,491
Additional paid-in capital	71,445	70,391
Retained earnings	116,380	118,792
Accumulated other comprehensive loss	(3,230)	(433)
Total stockholders' equity	204,222	208,241
Total liabilities and stockholders' equity	$2,573,046	$2,646,614

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED INCOME (LOSS) STATEMENTS
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, except per share amounts)	2008	2007	2008	2007
INTEREST INCOME :
Interest and fees on loans	$32,013	$44,517	$99,912	$127,065
Interest on taxable investment securities	1,886	2,410	6,093	8,071
Interest on nontaxable investment securities	800	719	2,470	2,197
Interest on deposits in other banks	1	2	32	36
Interest on federal funds sold	72	94	322	293
Total interest income	34,772	47,742	108,829	137,662

INTEREST EXPENSE :
Savings, interest bearing demand deposits, and money markets	3,944	7,678	13,099	21,726
Time deposits	4,366	6,826	15,888	19,289
Short-term borrowings	990	1,908	3,613	5,612
Long-term borrowings	1,123	616	3,175	1,872
Junior subordinated debt	626	877	2,041	2,717
Total interest expense	11,049	17,905	37,816	51,216
NET INTEREST INCOME	23,723	29,837	71,013	86,446
Provision for credit losses	9,125	2,700	23,850	9,000
Net interest income after provision for credit loss	14,598	27,137	47,163	77,446

NONINTEREST INCOME:
Service charges on deposit accounts	4,176	3,213	11,694	9,234
Payment systems related revenue	2,337	2,122	6,808	5,812
Trust and investment services revenue	1,241	1,662	4,360	4,803
Gain on sales of loans	455	650	2,084	2,921
OREO gain (loss) on sale and valuation adjustments	(1,422)	-	(1,685)	27
Other noninterest income	621	661	2,619	2,153
Loss on impairment of debt and equity securities	(6,338)	-	(6,338)	-
Gains (losses) on sales of securities	-	(163)	777	(67)
Total noninterest income	1,070	8,145	20,319	24,883

NONINTEREST EXPENSE :
Salaries and employee benefits	11,017	13,312	36,017	38,369
Equipment	1,793	1,593	5,309	4,693
Occupancy	2,354	2,099	7,026	6,306
Payment systems related expense	952	843	2,687	2,333
Professional fees	1,334	485	3,082	1,451
Postage, printing and office supplies	991	973	2,957	2,818
Marketing	1,009	1,298	2,810	3,292
Communications	437	415	1,266	1,202
Other noninterest expense	2,334	1,584	6,634	4,677
Total noninterest expense	22,221	22,602	67,788	65,141

INCOME (LOSS) BEFORE INCOME TAXES	(6,553)	12,680	(306)	37,188
PROVISION (BENEFIT) FOR INCOME TAXES	(4,237)	4,350	(2,674)	12,859
NET INCOME (LOSS)	$(2,316)	$8,330	$2,368	$24,329

Basic earnings (loss) per share	($0.15)	$0.54	$0.15	$1.57
Diluted earnings (loss) per share	($0.15)	$0.52	$0.15	$1.51

Weighted average common shares	15,487	15,536	15,467	15,528
Weighted average diluted shares	15,487	16,035	15,571	16,108

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
(Dollars in thousands)	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$2,368	$24,329
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	3,358	3,714
Amortization of tax credits	939	685
Deferred income tax (benefit) expense	(4,319)	2,941
Amortization of intangibles	338	421
Provision for credit losses	23,850	9,000
Loss on impairment of securities	6,338	-
(Gains) losses on sales of securities	(777)	67
Realized net loss on derivatives	-	34
Net (gain) loss on disposal of premises and equipment	9	(66)
OREO gain (loss) on sale and valuation adjustments	1,685	(27)
Gains on sale of loans	(2,084)	(2,921)
Increase in cash surrender value of bank owned life insurance	(658)	(643)
Stock based compensation expense	1,628	1,492
Excess tax benefit from stock based compensation expense	-	(146)
Decrease (increase) in interest receivable	4,119	(744)
Decrease (increase) in other assets	2,465	(7,339)
Origination of loans held for sale	(48,216)	(74,535)
Proceeds from sales of loans held for sale	53,147	82,534
(Decrease) increase in interest payable	(516)	349
(Decrease) increase in other liabilities	(17,225)	4,028
Decrease (increase) in trading assets	509	(675)
Net cash provided by operating activities	26,958	42,498

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	45,110	84,137
Proceeds from sales of available for sale securities	30,898	2,622
Purchase of available for sale securities	(32,854)	(29,428)
Purchase of Federal Home Loan Bank stock	(4,399)	-
Redemption of Federal Home Loan Bank stock	3,005	-
Loans made to customers greater than principal collected on loans	(28,561)	(240,094)
Investments in tax credits	(430)	(138)
Proceeds from the sale of premises and equipment	31	350
Proceeds from the sale of other real estate owned	8,500	558
Capital expenditures on other real estate owned	(607)	-
Capital expenditures on premises and equipment	(2,554)	(4,988)
Net cash provided by (used in) investing activities	18,139	(186,981)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, savings, interest
bearing demand, and money markets	(47,865)	31,160
Net increase in time deposits	14,452	73,941
Proceeds from issuance of junior subordinated debentures	-	17,500
Repayment of junior subordinated debentures	-	(7,500)
Proceeds from issuance of long-term borrowings	42,959	29,200
Repayment of long-term borrowings	-	(15,000)
Net (decrease) increase in short-term borrowings	(62,000)	31,523
Repurchase of common stock	-	(5,415)
Net activity in common stock of deferred compensation plans	2	-
Net proceeds (redemption) from issuance of common stock	(440)	2,395
Excess tax benefit from stock based compensation	-	146
Cash dividends paid	(4,393)	(5,895)
Net cash (used in) provided by financing activities	(57,285)	152,055

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(12,188)	7,572
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	113,802	93,800
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,614	$101,372

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Retained	Comprehensive
(Dollars and shares in thousands)	Shares	Amount	Capital	Earnings	Loss	Total
BALANCE, January 1, 2007	15,586	$19,482	$71,762	$109,952	$(314)	$200,882

Comprehensive income:
Net income	-	-	-	16,842	-	$16,842
Other comprehensive loss, net of tax:
Net unrealized investment/derivative loss	-	-	-	-	(119)	(119)
Other comprehensive loss, net of tax						(119)
Comprehensive income						$16,723
Cash dividends, $.51 per common share	-	-	-	(8,002)	-	(8,002)

Issuance of common stock-stock options	162	202	2,123	-	-	2,325
Redemption of common stock-options and restricted stock	(22)	(28)	(611)	-	-	(639)
Activity in Deferred Compensation Plan	(2)	(2)	(82)	-	-	(84)
Issuance of common stock-restricted stock	74	93	(93)	-	-	-
Common stock repurchased and retired	(205)	(256)	(5,591)	-	-	(5,847)
Stock based compensation expense	-	-	2,030	-	-	2,030
Tax adjustment associated with stock plans	-	-	853	-	-	853
BALANCE, December 31, 2007	15,593	19,491	70,391	118,792	(433)	208,241

Comprehensive income:
Net income	-	-	-	2,368	-	$2,368
Other comprehensive loss, net of tax:
Net unrealized investment loss	-	-	-	-	(2,797)	(2,797)
Other comprehensive loss, net of tax						(2,797)
Comprehensive loss						$(429)
Cash dividends, $.28 per common share	-	-	-	(4,393)	-	(4,393)

Issuance of common stock-stock options	2	3	21	-	-	24
Redemption of common stock-options and restricted stock	(19)	(24)	(163)	-	-	(187)
Activity in Deferred Compensation Plan	(2)	(3)	5	-	-	2
Issuance of common stock-restricted stock	128	160	(160)	-	-	-
Stock based compensation expense	-	-	1,628	-	-	1,628
Tax adjustment associated with stock plans	-	-	(277)	-	-	(277)
Post retirement benefit adjustment	-	-	-	(387)	-	(387)
BALANCE, September 30, 2008	15,702	$19,627	$71,445	$116,380	$(3,230)	$204,222

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information. In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”), and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust and Totten, Inc., after elimination of intercompany transactions and balances. The Company’s interim consolidated financial statements and related notes, including our significant accounting policies, should be read in conjunction with the audited financial statements and related notes, including our significant accounting policies, contained in Bancorp's Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”). Other real estate owned (“OREO”) and Federal Home Loan Bank (“FHLB”) stock held at cost have been reclassified as their own financial statement line items in prior periods to conform to current presentation in the Company’s consolidated balance sheet. In addition, OREO related activity has been reclassified in prior periods of the cash flow statement to conform to the current presentation of OREO.

     The Company revised its loan policy on accounting for the recognition of impairment on real estate collateral dependent loans in the first quarter ended March 31, 2008. The Company changed its practice of establishing specific reserves in the allowance for loan losses associated with real estate collateral dependent impaired loans. As a result, the Company now charges off the amount of impairment at the time of impairment, rather than placing the impaired loan amount in a specific reserve. The policy also accelerated the timing of placing loans with certain characteristics on nonaccrual status. Applying these new practices accelerated the timing of charge-offs associated with real estate collateral dependent impaired loans.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations and cash flows for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008, or other future periods.

     Supplemental cash flow information. The following table presents supplemental cash flow information for the nine months ended September 30, 2008, and 2007.

(Dollars in thousands)	Nine months ended
	September 30,
Cash paid in the period for:	2008	2007
Interest	$38,332	$50,867
Income taxes	4,385	14,181

Noncash investing and financing activities:
Change in unrealized loss on available for sale securities and derivatives, net of tax	$(2,797)	$123
Dividends declared and accrued in other liabilities	157	2,115
OREO and premises and equipment expenditures accrued in other liabilities	18	-
Transfers of loans to OREO	54,444	1,374

     Other real estate owned. OREO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property fair value less estimated cost to sell at the date of transfer of such property are charged to the allowance for credit losses. Management periodically reviews OREO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell. Any subsequent OREO write-downs are charged to other noninterest income. Expenses from operations of OREO properties are included in other noninterest expense in the consolidated income statements.

1. BASIS OF PRESENTATION (continued)

     Goodwill and Intangible Assets. At September 30, 2008, Bancorp had $14.2 million in goodwill and other intangible assets, that related to its acquisition of Mid-Valley Bank and are evaluated for possible impairment on an annual basis as of April 30, or when other impairment indicators exist. All goodwill and other intangible assets reside at the Bank operating segment. The Company evaluated its goodwill and intangible assets as of April 30, 2008, and subsequently at June 30, 2008, due to a further decrease in its market capitalization, and concluded that there was no impairment at either date under Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets.”

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

     New accounting pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008. The adoption of this standard did not have a material impact on the Company. See footnote 10 “Fair Value Measurement” for further information.

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

2. STOCK PLANS AND STOCK BASED COMPENSATION

     At September 30, 2008, Bancorp had multiple stock and stock option plans. Bancorp’s stock option plans include the 2002 Stock Incentive Plan (“2002 Plan”), the 1999 Stock Option Plan (“1999 Plan”), the Combined 1991 Employee Stock Option Plan and Non-Qualified Stock Option Plan (“1991 Plan”) and the 1995 Directors Stock Option Plan (“1995 Plan”). No additional grants may be made under plans other than the 2002 Plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options and restricted stock awards for up to 1.9 million shares, of which, .2 million shares remain available for issuance. Of the .2 million available shares, 55,000 may be allocated to restricted stock awards.

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

     The following table presents information on stock options outstanding for the period shown:

	Nine months ended
	September 30, 2008
		Weighted Average
	Common Shares	Exercise Price
Balance, beginning of period	1,311,585	$16.97
Granted	178,000	12.73
Exercised	(2,622)	9.46
Forfeited/Expired	(62,144)	17.54
Balance, end of period	1,424,819	$16.43

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	Nine months ended	Nine months ended
(Dollars in thousands, except share and per share data)	September 30, 2008	September 30, 2007
Intrinsic value of options exercised in the period	$6	$2,686

Stock options vested and expected to vest:
Number	1,392,042	1,242,741
Weighted average exercise price	$16.10	$16.88
Aggregate intrinsic value	$2,155	$16,793
Weighted average contractual term of options	4.9 years	5.4 years

Stock options vested and currently exercisable:
Number	1,161,837	1,101,295
Weighted average exercise price	$16.08	$15.45
Aggregate intrinsic value	$1,586	$14,276
Weighted average contractual term of options	4.1 years	4.6 years

2. STOCK PLANS AND STOCK BASED COMPENSATION (continued)

     The following table presents information on restricted stock outstanding for the period shown:

	September 30, 2008
		Weighted Average
		Market Price at
	Restricted Shares	Grant
Balance, beginning of period	148,317	$27.97
Granted	127,900	11.48
Vested	(58,415)	26.56
Forfeited	(4,565)	27.20
Balance, end of period	213,237	$18.48

Weighted average remaining recognition period	1.6 years

     In the first nine months of 2008, the Company granted 127,900 shares of restricted stock of which approximately 35,000 shares were granted with a clause that requires the Company's stock price to be at a certain level to vest. The balance of unearned compensation related to restricted stock shares as of September 30, 2008, and September 30, 2007, was $3.4 million and $3.5 million, respectively.

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

     The following table presents the Black-Scholes assumptions used in connection with stock option grants in the periods shown:

	Black-Scholes assumptions
	Nine months ended	Year ended
	September 30, 2008	December 31, 2007
Risk Free interest rates	2.75%-3.52%	4.44%-4.78%
Expected dividend yield	3.60%-4.18%	1.48%-1.66%
Expected lives, in years	4	4
Expected volatility	27%	23%
Weighted average fair value of options granted in period	$2.20	$6.80

     It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock, rather than issue treasury shares. Bancorp expenses stock options and restricted stock on a straight line basis over the related vesting term. The following table presents stock-based compensation expense for the periods shown:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, pretax)	2008	2007	2008	2007
Restricted stock expense	$418	$410	$1,253	$1,119
Stock option expense	109	125	375	373
Total stock-based compensation expense	$527	$535	$1,628	$1,492

     The income tax benefit recognized in the income statement for restricted stock compensation expense in the three and nine months ended September 30, 2008, was $159,000 and $476,000, respectively, compared to $158,000 and $430,000 for the three and nine months ended September 30, 2007, respectively.

2. STOCK PLANS AND STOCK BASED COMPENSATION (continued)

     The Company’s tax benefits from disqualifying dispositions for the exercise of incentive stock options, the exercise of non-qualified stock options, and the vesting and release of restricted stock for the three months ended September 30, 2008 and 2007, were $0 and $.1 million, respectively. For the nine months ended September 30, 2008 and 2007, the Company recognized income tax benefits of $0 and $.8 million, respectively, when recorded. These tax benefits lower the Company’s tax liability and increase additional paid in capital.

     Cash received from stock option exercises for the three months ended September 30, 2008 and 2007, was $0 and $.5 million, respectively. For the nine months ended September 30, 2008 and 2007, the Company’s cash received from stock option exercises was $0 and $2.0 million, respectively.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE

     The composition of Bancorp’s investment portfolio is as follows:

	September 30,	December 31,
(Dollars in thousands)	2008	2007
Investments available for sale (at fair value):
Treasury securities	$213	$207
U.S. Government agency securities	8,325	61,557
Corporate securities	12,969	19,568
Mortgage-backed securities	97,983	84,197
Obligations of state and political subdivisions	81,532	86,106
Equity and other securities	4,965	7,495
Total investment securities available for sale	$205,987	$259,130

     As of September 30, 2008, the estimated fair value of the securities in the investment portfolio was $206.0 million while the carrying, or book, value was $211.3 million, reflecting an unrealized loss in the portfolio of $5.3 million as of that date, after taking the impairment charges described below. At December 31, 2007, the fair value and carrying value of the securities in the investment portfolio were $259.1 million and $259.8 million, respectively, reflecting an unrealized loss of $.7 million. The September 30, 2008 investment portfolio balance decreased $53.1 million from December 31, 2007.

     In the third quarter of 2008, the Company recorded other-than-temporary impairment (“OTTI”) charges totaling $6.3 million pretax; $.4 million relating to an investment in a Lehman Brothers bond, $3.1 million related to two pooled trust preferred investments in our corporate securities portfolio, as well as $2.8 million for an investment in Freddie Mac preferred stock held in our equity and other securities portfolio. In reaching the determination to record these impairments management reviewed the facts and circumstances available surrounding the securities, including the duration and amount of the unrealized loss, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time. The credit spread increased significantly for the pooled trust preferred securities, in part due to the absence of liquidity. Based on its assessment, management determined that the impairment was other-than-temporary in accordance with Generally Accepted Accounting Principles (“GAAP”) and that a charge was appropriate for these securities.

     Recently announced government programs, including the Troubled Asset Relief Program (“TARP”), are expected to provide capital to financial institutions that could, in turn, reduce the perceived and actual risk of pooled trust preferred securities, improving their market value and liquidity. Due to current market conditions these securities do not have a liquid market at this time.

     Our U.S. Government agency securities consisted of $7.3 million in Aaa rated debt and $1.0 million of subordinated debt rated Aa2. Subsequent to September 30, 2008, the subordinated debt was sold at a small gain.

     After taking into account the impairment described above, our corporate securities portfolio had a $2.2 million net unrealized loss at September 30, 2008. This majority of this loss was associated with the decline in market value of our $10.8 million investment in pooled trust preferred securities issued primarily by banks and insurance companies. These securities are rated A- or better and have several features that reduce credit risk, including subordination and collateral coverage tests. An increase in credit spreads contributed to the unrealized loss associated with these securities. The fair value of these securities fluctuates as credit spreads and market interest rates change. These securities had a $10.8 million carrying value with an $8.7 million fair value at September 30, 2008.

     Our mortgage-backed securities portfolio consisted of $59.0 million of U.S. agency backed mortgages and $39.0 million of nonagency mortgages. The majority of our non-agency mortgage-backed securities portfolio is comprised of securities secured by 15 year fully amortizing jumbo loans. All of our non-agency mortgage-backed securities are rated AAA or Aaa. The unrealized loss in our mortgage-backed securities portfolio is substantially due to an increase in interest rates and subsequent increase in credit spreads. This segment of our investment portfolio has no exposure to subprime mortgages.

3. INVESTMENT SECURITIES AVAILABLE FOR SALE (continued)

     Our portfolio of securities representing obligations of state and political subdivisions had an estimated fair value of $81.5 million, while the carrying value was $82.5 million, reflecting an unrealized loss of $1.0 million. Consistent with the industry, the Company has experienced an adverse change in the credit ratings of the securities in this segment of our portfolio, which is comprised solely of municipal bonds. At September 30, 2008 the ratings associated with the securities in this segment were: 43% AAA, 26% AA, 26% A, 3% BBB and 2% non-rated. At December 31, 2007 the ratings were: 91% AAA, 6% AA, 2% A and 1% BBB.

     The following table provides information on investment securities with 12 month or greater continuous unrealized losses as of September 30, 2008:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for more	unrealized loss for more	Unrealized
	than 12 months	than 12 months	Gross Losses
Mortgage-backed securities	10,582	9,812	(770)
Obligations of state and political subdivisions	1,922	1,836	(86)
Equity and other securities	1,800	1,724	(76)
Total	$14,304	$13,372	$(932)

     At September 30, 2008, the Company had 10 investment securities with a book value of $14.3 million and an unrealized loss of $.9 million that have been in a continuous unrealized loss position for more than 12 months. The Company has the ability and intent to hold securities with a stated maturity until the value recovers. The unrealized loss on our investment securities portfolio was substantially due to an increase in interest rates subsequent to purchasing these securities. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary. In addition to accounting and regulatory guidance, in determining whether a security is other-than-temporarily impaired, the Company regularly considers the duration and amount of the unrealized loss, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time.

     The following table provides information on investment securities which have unrealized losses and have been in an unrealized loss position for less than 12 months as of September 30, 2008:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for less	unrealized loss for less	Unrealized
	than 12 months	than 12 months	Gross Losses
U.S. Government agency securities	$1,652	$1,634	$(18)
Corporate securities	11,034	8,778	(2,256)
Mortgage-backed securities	56,440	54,740	(1,700)
Obligations of state and political subdivisions	39,405	38,044	(1,361)
Equity and other securities	3,202	3,081	(121)
Total	$111,733	$106,277	$(5,456)

     There were a total of 85 securities in Bancorp’s investment portfolio at September 30, 2008, that have been in a continuous unrealized loss position for less than 12 months, with a book value of $111.7 million and a total unrealized loss of $5.5 million. The unrealized loss on corporate securities was due to wide credit spreads particularly on the pooled trust preferred investments. These securities had a $10.8 million carrying value with an $8.7 million fair value at September 30, 2008. The fair value of these securities fluctuates as credit spreads and market interest rates change. The unrealized loss on our mortgage-backed securities portfolio was substantially due to an increase in interest rates and subsequent increase in credit spreads. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered other-than-temporary. The Company has the ability and intent to hold these debt securities until the value recovers.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The composition and carrying value of Bancorp’s loan portfolio, excluding loans held for sale, is as follows:

(Dollars in thousands)	September 30, 2008	December 31, 2007
Commercial	$498,715	$504,101
Real estate construction	330,833	517,988
Real estate mortgage	389,553	330,803
Commercial real estate	867,902	796,622
Installment and other consumer	22,514	23,155
Total loans	2,109,517	2,172,669
Allowance for loan losses	(33,498)	(46,917)
Total loans, net	$2,076,019	$2,125,752

     The following table presents activity in the allowance for credit losses, comprised of the Company’s allowance for loan losses and reserve for unfunded commitments, for the three and nine months ended September 30, 2008, and 2007:

	Three months ended
(Dollars in thousands)	September 30, 2008	September 30, 2007
Balance at beginning of period	$37,045	$26,496
Provision for credit/loan losses	9,125	2,700
Reclassification to reserve for unfunded commitments	-	(972)

Loan charge-offs	(12,536)	(990)
Loan recoveries	810	300
Total allowance for credit losses, end of period	$34,444	$27,534

Components of allowance for credit losses
Allowance for loan losses	$33,498	$27,534
Reserve for unfunded commitments	946	972
Total allowance for credit losses	$34,444	$28,506

	Nine months ended
(Dollars in thousands)	September 30, 2008	September 30, 2007
Balance at beginning of period	$54,903	$23,017
Provision for credit/loan losses	23,850	9,000
Reclassification to reserve for unfunded commitments		(972)

Loan charge-offs	(46,682)	(4,076)
Loan recoveries	2,373	565
Total allowance for credit losses, end of period	$34,444	$27,534
Components of allowance for credit losses
Allowance for loan losses	$33,498	$27,534
Reserve for unfunded commitments	946	972
Total allowance for credit losses	$34,444	$28,506

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

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

     The Company revised its loan policy on accounting for the recognition of impairment on real estate collateral dependent loans in the quarter ended March 31, 2008, and discontinued its practice of establishing specific reserves in the allowance for loan losses associated with real estate collateral dependent impaired loans. As a result, the Company now charges off the estimated amount of impairment at the time of impairment based on its estimate of the fair value of the underlying collateral, less selling costs. The policy change also accelerated the timing of placing loans with certain characteristics on nonaccrual status.

5. EARNINGS (LOSS) PER SHARE

     Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of options and non-vested restricted stock were included. For the periods reported, Bancorp had no reconciling items between net income (loss) and income available to common stockholders.

     The following tables reconcile the numerator and denominator of the basic and diluted earnings (loss) per share computations:

			Per Share
(Dollars and shares in thousands, except per share data)	Net Income (Loss)	Weighted Average Shares	Amount
		Three months
		ended
		September 30, 2008
Basic earnings (loss)[1]	$(2,316)	15,487	$(0.15)
Common stock equivalents from:
Stock options		-
Restricted stock		-
Diluted earnings (loss)	$(2,316)	15,487	$(0.15)

[1] Common stock equivalents excluded from per share calcualation due to net loss.

		Three months
		ended
		September 30, 2007
Basic earnings	$8,330	15,536	$0.54
Common stock equivalents from:
Stock options		478
Restricted stock		21
Diluted earnings	$8,330	16,035	$0.52

Common stock equivalent shares excluded due to anti-dulitive effect		147

		Nine months
		ended
		September 30, 2008
Basic earnings	$2,368	15,467	$0.15
Common stock equivalents from:
Stock options		79
Restricted stock		25
Diluted earnings	$2,368	15,571	$0.15

Common stock equivalent shares excluded due to anti-dulitive effect		1,066

		Nine months
		ended
		September 30, 2007
Basic earnings	$24,329	15,528	$1.57
Common stock equivalents from:
Stock options		539
Restricted stock		41
Diluted earnings	$24,329	16,108	$1.51

Common stock equivalent shares excluded due to anti-dulitive effect		126

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

7. COMPREHENSIVE INCOME (LOSS)

     The components of comprehensive income (loss) are as follows:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2008	2007	2008	2007
Net income (loss) as reported	$(2,316)	$8,330	$2,368	$24,329

Unrealized (losses) gains on securities arising during the period	(5,274)	2,517	(10,170)	107
Tax benefit (provision)	2,018	(989)	3,948	(42)
Net unrealized gains (losses) on securities arising during the period	(3,256)	1,528	(6,222)	65

Less: Reclassification adjustment for (gains) losses on sales of securities	-	163	(777)	67
Tax provision (benefit)	-	(64)	299	(26)
Net gains (losses) on sales of securities	-	99	(478)	41

Less: Reclassification adjustment for impairment of securities	6,338	-	6,338	-
Tax provision (benefit)	(2,435)	-	(2,435)	-
Net impairment charge on securities	3,903	-	3,903	-

Unrealized gains on derivatives- cash flow hedges	-	-	-	28
Tax provision	-	-	-	(11)
Net unrealized gains on derivatives- cash flow hedges	-	-	-	17

Total comprehensive income (loss)	$(1,669)	$9,957	$(429)	$24,452
Taxes calculated at 38%

8. JUNIOR SUBORDINATED DEBT

     At September 30, 2008, six wholly owned subsidiary grantor trusts established by Bancorp had an outstanding balance of $51 million in pooled trust preferred securities. The following table is a summary of current trust preferred securities issued by the grantor trusts and guaranteed by Bancorp:

(Dollars in thousands)
		Preferred security		Current stated		Next possible
Issuance Trust	Issuance date	amount	Rate type [1]	rate	Maturity date	redemption date
West Coast Statutory Trust III	September 2003	$7,500	Variable	5.77%	September 2033	September 2013
West Coast Statutory Trust IV	March 2004	6,000	Fixed	5.88%	March 2034	March 2009
West Coast Statutory Trust V	April 2006	15,000	Variable	4.25%	June 2036	June 2011
West Coast Statutory Trust VI	December 2006	5,000	Variable	4.50%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	12,500	Variable	4.37%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	5,000	Variable	4.20%	June 2037	June 2012
Total		$51,000	Weighted average	4.71%

1 The variable rate preferred securities reprice quarterly.

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

(Dollars in thousands)	Three months ended September 30, 2008
	Banking	Other	Intersegment	Consolidated
Interest income	$34,750	$22	$-	$34,772
Interest expense	10,423	626	-	11,049
Net interest income (expense)	24,327	(604)	-	23,723
Provision for credit losses	9,125	-	-	9,125
Noninterest income	537	813	(280)	1,070
Noninterest expense	21,722	779	(280)	22,221
Income (loss) before income taxes	(5,983)	(570)	-	(6,553)
Provision (benefit) for income taxes	(4,015)	(222)	-	(4,237)
Net income (loss)	$(1,968)	$(348)	$-	$(2,316)

Depreciation and amortization	$1,169	$4	$-	$1,173
Assets	$2,556,695	$20,966	$(4,615)	$2,573,046
Loans, net	$2,076,019	$-	$-	$2,076,019
Deposits	$2,065,269	$-	$(3,850)	$2,061,419
Equity	$238,517	$(34,295)	$-	$204,222

(Dollars in thousands)	Three months ended September 30, 2007
	Banking	Other	Intersegment	Consolidated
Interest income	$47,709	$33	$-	$47,742
Interest expense	17,027	878	-	17,905
Net interest income (expense)	30,682	(845)	-	29,837
Provision for credit losses	2,700	-	-	2,700
Noninterest income	7,405	983	(243)	8,145
Noninterest expense	21,910	935	(243)	22,602
Income (loss) before income taxes	13,477	(797)	-	12,680
Provision (benefit) for income taxes	4,660	(310)	-	4,350
Net income (loss)	$8,817	$(487)	$-	$8,330

Depreciation and amortization	$1,214	$6	$-	$1,220
Assets	$2,643,356	$12,978	$(8,723)	$2,647,611
Loans, net	$2,155,767	$-	$-	$2,155,767
Deposits	$2,119,427	$-	$(7,974)	$2,111,453
Equity	$251,199	$(33,288)	$-	$217,911

9. SEGMENT AND RELATED INFORMATION (continued)

(Dollars in thousands)	Nine months ended September 30, 2008
	Banking	Other	Intersegment	Consolidated
Interest income	$108,772	$57	$-	$108,829
Interest expense	35,775	2,041	-	37,816
Net interest income (expense)	72,997	(1,984)	-	71,013
Provision for credit losses	23,850	-	-	23,850
Noninterest income	18,521	2,649	(851)	20,319
Noninterest expense	65,855	2,784	(851)	67,788
Income (loss) before income taxes	1,813	(2,119)	-	(306)
Provision (benefit) for income taxes	(1,848)	(826)	-	(2,674)
Net income (loss)	$3,661	$(1,293)	$-	$2,368

Depreciation and amortization	$3,344	$14	$-	$3,358
Assets	$2,556,695	$20,966	$(4,615)	$2,573,046
Loans, net	$2,076,019	$-	$-	$2,076,019
Deposits	$2,065,269	$-	$(3,850)	$2,061,419
Equity	$238,517	$(34,295)	$-	$204,222

(Dollars in thousands)	Nine months ended September 30, 2007
	Banking	Other	Intersegment	Consolidated
Interest income	$137,572	$90	$-	$137,662
Interest expense	48,499	2,717	-	51,216
Net interest income (expense)	89,073	(2,627)	-	86,446
Provision for credit losses	9,000	-	-	9,000
Noninterest income	22,787	2,807	(711)	24,883
Noninterest expense	63,074	2,778	(711)	65,141
Income (loss) before income taxes	39,786	(2,598)	-	37,188
Provision (benefit) for income taxes	13,872	(1,013)	-	12,859
Net income (loss)	$25,914	$(1,585)	$-	$24,329

Depreciation and amortization	$3,696	$18	$-	$3,714
Assets	$2,643,356	$12,978	$(8,723)	$2,647,611
Loans, net	$2,155,767	$-	$-	$2,155,767
Deposits	$2,119,427	$-	$(7,974)	$2,111,453
Equity	$251,199	$(33,288)	$-	$217,911

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

     The following table presents fair value measurements for assets that are measured at fair value on a recurring basis subsequent to initial recognition:

		Fair value measurements at September 30, 2008, using

		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	September 30, 2008	(Level 1)	(Level 2)	(Level 3)
Trading assets	$1,073	$1,073	$-	$-
Available for sale securities	205,987	214	196,563	9,210
Total recurring assets measured at fair value	$207,060	$1,287	$196,563	$9,210

     The Company did not have any transfers between level 1, level 2, or level 3 instruments during the period. In addition, the Company had no changes in valuation techniques for recurring and nonrecurring assets measured at fair value from the year ended December 31, 2007. The following table represents a reconciliation from the beginning of the period to end of the period of level three instruments, for assets that are measured at fair value on a recurring basis:

Available for sale
(Dollars in thousands)	securities
Fair value, December 31, 2007	$13,948
Losses included in other comprehensive income (loss)	(1,918)
Fair value, March 31, 2008	12,030
Losses included in other comprehensive income (loss)	(1,012)
Fair value, June 30, 2008	11,018
Reclassification for losses from adjustment for impairment of securities	3,144
Losses included in other comprehensive income (loss)	(4,952)
Fair value, September 30, 2008	$9,210

The losses from adjustment for impairment of securities were recognized in noninterest income in the consolidated income statement.

The following method was used to estimate the fair value of each class of financial instrument above:

Trading assets – Trading assets held at September 30, 2008 are related solely to bonds, equity securities and mutual funds held in a Rabbi Trust for benefit of the Company’s deferred compensation plans. Fair values for trading assets are based on quoted market prices.

Available for Sale Securities - Fair values for available for sale securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing or indicators from market makers, when market quotes are not readily accessible or available. Our level three assets consist primarily of pooled trust preferred securities.

10. FAIR VALUE MEASUREMENT (continued)

     Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and OREO. During the third quarter 2008, certain loans held for sale were subject to the lower of cost or market method of accounting. However, there were no impairments recognized on loans held for sale in the third quarter of 2008. During the third quarter 2008, certain loans included in Bancorp’s loan portfolio were deemed impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” OREO that was taken into possession during the third quarter of 2008 was measured at estimated fair value less sales expense. In addition, during the third quarter, certain properties were written down $1.1 million to reflect additional decreases in their fair market value after initial recognition at the time placed into OREO.

     There were no nonrecurring level one or two fair value measurements in the third quarter of 2008. The following table represents the level three fair value measurements for nonrecurring assets:

(Dollars in thousands)	Impairment	Fair Value
Loans held for sale	$-	$340
Loans measured for impairment	15,757	63,013
OREO	1,101	30,787
Total nonrecurring assets measured at fair value	$16,858	$94,140

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

Impaired loans - A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral less sales expenses if the loan is collateral dependent. A significant portion of the Bank's impaired loans are measured using the fair market value of the collateral less sales expenses.

Other real estate owned - OREO is real property that the Bank has taken ownership of in partial or full satisfaction of a loan or loans. OREO is recorded at the lower of the carrying amount of the loan or estimated fair value less costs to sell. This amount becomes the property’s new basis. Any write-downs based on the property’s estimated fair value less costs to sell at the date of transfer into OREO are charged to the allowance for credit losses. Management periodically reviews OREO in an effort to ensure the property is carried at the lower of its new basis or fair value, net of estimated costs to sell.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the audited consolidated financial statements and related notes to those statements of West Coast Bancorp (“Bancorp” or the “Company”) that appear under the heading “Financial Statements and Supplementary Data” in Bancorp's Annual Report on Form 10-K for the year ended December 31, 2007 (“2007 10-K”), as well as the unaudited consolidated financial statements for the current quarter found under Item 1 above.

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

  General economic conditions, whether national or regional, and conditions in the real estate markets, that could affect the demand for loans, lead to further declines in credit quality and increased loan losses, and continue to negatively affect the value and salability of the real estate that is the collateral for many of our loans or that we may own directly;

  Changing business, banking, or regulatory conditions or policies, or new legislation, affecting the financial services industry, including the U.S. government's recently announced Troubled Asset Relief Program, that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs for particular financial institutions, declines in consumer confidence in depository institutions generally or certain financial institutions in particular or changes in the secondary market for bank loan and other products;

  Competitive factors, including competition with community, regional and national financial institutions, that may lead to pricing pressures that reduce yields Bancorp achieves on loans and increase rates Bancorp pays on deposits, loss of Bancorp’s most valued customers, defection of key employees or groups of employees, or other losses;

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

     Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to, among other things, attract and retain key personnel; close loans in the pipeline; generate loan and deposit balances at projected spreads; sustain fee generation including gains on sales of loans; maintain asset quality and control risk; limit the amount of net loan charge-offs; successfully dispose of properties or other assets obtained through foreclosures, adapt to changing customer deposit, investment and borrowing behaviors; control expense growth; and monitor and manage the Company’s financial reporting, operating and disclosure control environments.

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

Business Developments

     The Emergency Economic Stabilization Act of 2008, signed into law on October 3, 2008, provides authority to the United States Department of the Treasury to, among other things, purchase up to $700 billion of mortgages, mortgage backed securities and certain other financial instruments from financial institutions. On October 14, 2008, the Treasury Department announced it will offer certain selected financial institutions the opportunity to issue and sell preferred stock, along with warrants to purchase common stock, to the U.S. government, acting through the Treasury, on terms specified by the government. This program is known as the Capital Purchase Program, which is part of the larger Troubled Asset Relief Program (“TARP”) announced.

     In addition, the Federal Deposit Insurance Corporation (“FDIC”) has initiated the Temporary Liquidity Guarantee Program that will provide a 100 percent guarantee for a limited period of time to newly issued senior unsecured debt and non-interest bearing transaction deposits. Coverage under the Temporary Liquidity Guarantee Program is available for 30 days without charge and thereafter at a cost of 75 basis points per annum for senior unsecured debt and 10 basis points per annum for non-interest bearing transaction deposits. Management is currently evaluating participation in the Liquidity Guarantee Programs.

     In response to the challenging economic environment, management has recently initiated a number of actions which are expected to reduce operating expenses by more than $2 million on an annual basis when fully implemented later this year. In addition, there are ongoing efforts to align personnel expense with the reduced economic activity and lower volumes of real estate transactions within our markets. These initiatives are being implemented in a way that we believe best limits the impact on customer service. For example, in the third quarter of 2008, the Company implemented a Go Green project initiative. The Company is encouraging all employees to enroll in iPay Paperless Payroll, has teamed with an outside vendor to encourage customers to enroll in eStatements and Online Bill Pay, and has implemented a secure email site. The Company also re-engineered its work flows to eliminate a nightly courier run. In an effort to partially offset increased OREO operating expenses, the Company will continue to identify opportunities to reduce personnel costs and lower operating expenses that are consistent with the reduced business activity that has occurred and which is expected to continue in the near term.

     We are also adjusting our business focus in specific areas. For example, with respect to new term commercial real estate lending activities, we expect to place more emphasis on owner occupied properties as opposed to non-owner occupied commercial real estate, to reduce our commercial real estate loans as a percentage of total regulatory capital. Additionally, we are educating our customers about the recently announced unlimited FDIC insurance coverage for noninterest bearing transaction deposits and the increase in coverage from $100,000 to $250,000 for interest bearing deposit accounts, which appears to have reduced customer concern regarding the safety of deposits.

     During the second quarter of 2008, West Coast Bank (the “Bank”) relocated the Downtown Eugene branch to the north part of Eugene (corner of Delta Highway & Green Acres Road). The new location offers more amenities and a drive-up facility.

     The Bank opened a new branch in Happy Valley, Oregon on March 24, 2008. In addition, the Bank partnered with BSG Financial, LLC, to offer Re$ubmitIt, an electronic check recovery solution. Re$ubmitIt enables a bank's business customers to significantly increase the collection rates of returned deposit items, including checks and other electronic items, by electronically representing non-sufficient funds (“NSF”) items to a check writer's account for payment. The program can double collections on returned items, while allowing the business to spend less time on collections. The Bank also began offering next day funding to business customers. The new program allows merchant customers to access merchant processing funds the next business day rather than the customary 48 to 72 hours.

     Earlier this year the Bank also formed a dedicated project team to focus on the resolution of problem loans in the two-step residential construction loan portfolio (“two-step loan portfolio” or “two-step”) and the disposition of other real estate owned (“OREO”) properties owned by the Bank. The team is led by seasoned Bank employees consisting of a credit administrator with extensive residential and commercial real estate experience and a senior commercial real estate banker who has broad experience in managing the disposition of residential OREO properties.

Financial Overview

     Bancorp’s net loss was $2.3 million, or $.15 per diluted share, for the three months ended September 30, 2008, compared to earnings of $8.3 million, or $.52 per diluted share, for the three months ended September 30, 2007. The Company's net income for the nine months ended September 30, 2008, was $2.4 million, or $.15 per diluted share.

     Bancorp’s net interest income was $23.7 million in the third quarter 2008, a $6.1 million decrease from the same period in 2007. This 21% decrease in revenue was primarily due to a 92 basis point compression in net interest margin. Noninterest income was $1.1 million, a decline of $7.0 million compared to the same period in 2007, due to a $6.3 million pretax impairment charge in the quarter relating to certain debt and equity securities in the investment portfolio. See Note 3 “Securities Available for Sale” of the Notes to Consolidated Financial Statements included in Item 1 of this report for a discussion of these impairment charges. The Company’s return on average equity for the quarters ended September 30, 2008, and 2007 was -4.5% and 15.3%, respectively.

     In addition to the GAAP financial results reported results described above, management is reporting certain non-GAAP financial information. The Company's core earnings for the quarter ended September 30, 2008 were $1.8 million, or $.12 per diluted share, while core earnings for the nine months then ended were $6.5 million, or $.42 per diluted share. Bancorp’s return on average equity, tangible for the quarters ended September 30, 2008, and 2007 was -4.7% and 16.6%, respectively.

     Core earnings, return on average equity, tangible and figures derived from core earnings such as core earnings per share are non-GAAP financial measures. Core earnings is derived by adjusting the Company’s net loss under GAAP for third quarter 2008 to exclude the impact of third quarter charges associated with the impairment of certain securities in the amount of approximately $4.1 million, net of tax. Management uses core earnings and internally and has disclosed it to investors based on its belief that the disclosure provides additional, valuable information relating to financial results derived from its operations in the current period as compared to prior periods.

     The following table reconciles the Company’s net income (loss) to core earnings, including per-share figures, for the periods shown:

	GAAP net income (loss) to core earnings reconciliation

	Three months ended September 30,		Nine months ended September 30,
(Dollars in thousands, unaudited)	2008	2007	2008	2007
Net (loss) income	$(2,316)	$8,330	$2,368	$24,329
Add: impairment charge on securities, net of tax[1]	4,120	-	4,120	-
Core earnings	$1,804	$8,330	$6,488	$24,329
[1]Federal income tax provision applied at 35%.

Diluted earnings (loss) per share
GAAP	$(0.15)	$0.52	$0.15	$1.51
Core	$0.12	$0.52	$0.42	$1.51

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

     The following table presents a reconciliation of return on average equity, tangible to return on average equity:

(Dollars in thousands)	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Net income (loss)	$(2,316)	$8,330	$2,368	$24,329
Add: intangible asset amortization, net of tax[1]	66	78	220	274
Net income (loss), tangible	$(2,250)	$8,408	$2,588	$24,603

Average shareholders' equity	$206,360	$215,550	$208,472	$209,808
Less: average intangibles	(14,194)	(14,660)	(14,311)	(14,805)
Average shareholders' equity, tangible	$192,166	$200,890	$194,161	$195,003

Return on average equity	-4.5%	15.3%	1.5%	15.5%
Return on average equity, tangible	-4.7%	16.6%	1.8%	16.9%

1 Federal income tax provision applied at 35%. Ratios have been annualized where appropriate.

     To sustain future growth and accomplish our financial objectives, we have defined five strategies:

  Focus on profitable customer segments;

  Exploit local market opportunities;

  Design and support value added products;

  Expand branch distribution; and

  Maintain community focus and high employee and customer satisfaction.

     Our strategies are designed to direct our tactical investment decisions to accomplish our financial objectives. To produce net interest income, the key component of our revenues, and consistent earnings growth over the long-term, we must generate loan and deposit growth at acceptable interest rate spreads within our markets of operation. Reflecting the challenging economic environment, we are and will continue to focus on operating efficiently and controlling expenses in ways that have the least impact on our customers. To generate and grow loans and deposits, we believe that we must focus on a number of areas, including but not limited to, the quality and breadth of our branch network, our sales practices, customer and employee satisfaction and retention, technology, product innovation, vendor relationships and providing competitive rates. Net interest income is sensitive to our ability to attract and retain lending officers, close loans in the pipeline and maintain asset quality at an acceptable level, any failure in that regard could negatively affect our ability to meet our goals. Our ability to attract and grow low cost deposits is also important to fund our loan growth and grow revenues.

     We also consider non-interest income important to our continued financial success. Fee income generation is primarily related to our loan and deposit operations, such as deposit service charges, fees from payment system products (interchange, merchant services, ACH, check and credit card) and fees on sales of financial products, including residential mortgages and trust and investment products. Many of the products and services that generate fee income are offered through relationships with third party providers, thus we are dependent on the continuity of those relationships to continue this important source of income.

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

Income Statement Overview

Three and nine months ended September 30, 2008, and 2007

Net Interest Income. The following table presents information regarding yields on interest earning assets, expense on interest bearing liabilities and net interest margin on average interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended		Increase	Percentage
(Dollars in thousands)	September 30,		(Decrease)	Change
	2008	2007	2008-2007	2008-2007
Interest and fee income[1]	$35,203	$48,130	($12,927)	-26.9%
Interest expense	11,049	17,905	(6,856)	-38.3%
Net interest income[1]	$24,154	$30,225	($6,071)	-20.1%

Average interest earning assets	$2,393,207	$2,426,360	($33,153)	-1.4%
Average interest bearing liabilities	$1,863,768	$1,839,387	$24,381	1.3%
Average interest earning assets/
Average interest bearing liabilities	128.41%	131.91%	(3.50)

Average yields earned[1]	5.85%	7.87%	(2.02)
Average rates paid	2.36%	3.86%	(1.50)
Net interest spread[1]	3.49%	4.01%	(0.52)
Net interest margin[1]	4.02%	4.94%	(0.92)

	Nine months ended		Increase	Percentage
(Dollars in thousands)	September 30,		(Decrease)	Change
	2008	2007	2008-2007	2008-2007
Interest and fee income[1]	$110,159	$138,845	($28,686)	-20.7%
Interest expense	37,816	51,216	(13,400)	-26.2%
Net interest income[1]	$72,343	$87,629	($15,286)	-17.4%

Average interest earning assets	$2,440,704	$2,370,055	$70,649	3.0%
Average interest bearing liabilities	$1,889,854	$1,804,853	$85,001	4.7%
Average interest earning assets/
Average interest bearing liabilities	129.15%	131.32%	(2.17)

Average yields earned[1]	6.03%	7.83%	(1.80)
Average rates paid	2.67%	3.79%	(1.12)
Net interest spread[1]	3.36%	4.04%	(0.68)
Net interest margin[1]	3.96%	4.94%	(0.98)

1 Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. Ratios for the three and nine months ended September 30, 2008 and 2007 have been annualized where appropriate.

     For the third quarter of 2008, net interest income on a tax equivalent basis was $24.2 million, down from $30.2 million in the third quarter of 2007. Lower construction loan balances caused a negative volume variance and a negative rate variance was due to deposit rates failing to match the decline in earning asset yields. Net interest income was also reduced by interest reversals on loans placed on nonaccrual status during the quarter and lower loan fee income. Net interest income for the three months ended September 30, 2008, included a $.43 million adjustment to a tax equivalent basis, while the adjustment included in the same period of 2007 was $.39 million.

     Average yields on earning assets decreased 202 basis points to 5.85% in the third quarter of 2008 from 7.87% in the third quarter of 2007 due primarily to lower market interest rates, the effect of a materially lower volume of interest accruing construction loans, interest reversals on two-step loans and a higher balance of nonperforming construction loans in our loan portfolio. Also, average interest earning assets decreased $33.2 million, or 1%, to $2.39 billion in the third quarter of 2008 from $2.43 billion for the same period in 2007. Third quarter 2008 average rates paid on interest bearing liabilities decreased 150 basis points to 2.36% from 3.86%, from the same period in 2007, while average interest bearing liabilities increased $24.4 million, or 1%, to $1.9 billion. Interest earning assets have re-priced more quickly than our interest bearing liabilities in the decreasing rate environment during the first three quarters of 2008, leading to additional pressure on the net interest margin.

     The net interest margin for the third quarter of 2008 decreased to 4.02% from 4.94% in the third quarter of 2007. The lower net interest margin was partly due to the 52 basis point decrease in spreads between earning assets and rates paid on interest bearing liabilities. Interest reversals accounted for 15 basis points of the 52 basis point decrease in spread. The remaining approximately 37 basis point contraction in the spread resulted from competitive pressures for interest bearing deposits, lower construction loan fees and the foregone interest on nonaccrual loans. Additionally, the net interest margin was negatively affected by lower value and balances of noninterest bearing demand deposits. The recently announced further reduction in the federal funds rate is expected to put additional pressure on our net interest margin.

     For the nine months ended September 30, 2008, our net interest income declined by $15.3 million and our net interest margin declined by 98 basis points. Lower interest income, particularly on construction loans, was only partially offset by lower interest expense on interest bearing liabilities. Interest reversals, which reduce interest income, were $6.5 million during the first nine months of 2008 compared to none during the same period in 2007. Moreover, the value of noninterest bearing demand deposits also was lower in the first half of 2008.

     Changing interest rate environments, including the slope and level of, as well as changes in, the yield curve, and competitive pricing pressure, could lead to higher deposit costs, lower loan yields, reduced net interest margin and spread and lower loan fees, all of which could lead to additional pressure on our net interest income. At September 30, 2008 we remain asset sensitive, meaning that earning assets mature or reprice more quickly than interest bearing liabilities in a given time period. For more information see the discussion under the heading "Quantitative and Qualitative Disclosures about Market Risk" in our 2007 10-K.

     Loans transitioning into nonaccrual status require interest income reversals, consequently decreasing interest income. We expect the level of interest reversals associated with borrowers defaulting on two-step loans to continue to decline in the fourth quarter of 2008 compared to the first three quarters and therefore to have less negative impact on net interest income and net interest margin. We anticipate construction loan balances and associated loan fee revenue will decline further. Additionally, the cost of holding higher balances of nonaccruing loans and OREO properties and the lower value of noninterest bearing deposits in a lower interest rate environment are projected to continue to put pressure on our net interest margin for the remainder of 2008.

     Provision for Credit Losses. Bancorp recorded provision for credit losses for the third quarters of 2008 and 2007 of $9.1 million and $2.7 million, respectively. Of the $9.1 million in provision in the current quarter, $2.0 million related to the two-step loan portfolio. The $7.1 million provision for credit losses for loans other than two-step represented an increase of $6.3 million from third quarter 2007. This higher provision for loans other than two-step was generally consistent with the current credit cycle and predominantly due to unfavorable risk rating migrations in commercial and residential construction loan portfolios, as well as from higher general valuation allowance in certain loan portfolio segments and increased net charge-offs in the residential construction loan portfolio outside the two-step program. The provision for credit losses for the nine months ended September 30, 2008 was $23.9 million, up from $9.0 million in the same period in 2007. For more information, see the discussion under the subheading “Allowance for Credit Losses and Net Loan Charge-offs” below.

     Noninterest Income. Total noninterest income was $1.1 million for the three months ended September 30, 2008, a decline from $8.1 million in the third quarter of 2007. This decrease predominantly reflected a $6.3 million pretax other-than-temporary impairment (“OTTI”) charge recorded during third quarter 2008 related to a Lehman Brothers bond, Freddie Mac preferred stock and two pooled trust preferred securities. As a result of steady account growth in both business and consumer transaction accounts and cards associated with those new accounts, along with a decline in earnings credit for business accounts, deposit service charge revenues grew a robust 30% or $1.0 million from the same quarter a year ago. The account growth also boosted payment systems revenues which increased $.2 million, or 10%, over the third quarter 2007, with particularly strong growth in card related revenues. Gain on sales of loans declined 30% or $.2 million compared to the third quarter 2007 as a result of significantly lower residential mortgage loan activity and trust and investment revenues declined 25% or $.4 million due to the difficult conditions in the equity markets. Noninterest income for the nine months ended September 30, 2008 was $20.3 million, down from $24.9 million in the first nine months of 2007.

     Increased competition, other competitive factors or regulatory changes could adversely affect our ability to sustain fee generation from deposit service charges and payment systems related revenues or from the sales of Small Business Administration loans or investment products. Moreover, a decline or significant volatility in the equity market may negatively impact trust and investment revenues.

     Noninterest Expense. Noninterest expense for the three months ended September 30, 2008, was $22.2 million, a decrease of $.4 million, or 2%, compared to $22.6 million for the same period in 2007. Personnel expense decreased 17% in third quarter 2008 due to significantly lower incentive and commission expense compared to third quarter 2007. The Company reversed $.8 million in previously accrued performance pay during the third quarter of 2008. The decline in personnel costs was largely offset by $1.2 million in collection and disposition expenses related to the two-step loan portfolio, along with a $.5 million increase in FDIC insurance. Noninterest expense for the nine months ended September 30, 2008 was $67.8 million, up from $65.1 million for the same period in 2007. The total expense associated with the two-step program, including personnel, legal and other collections, holding and disposition expenses were approximately $1.2 million in the third quarter and $2.7 million for the nine months ended September 30, 2008 compared to minimal two-step expenses during the same time periods in 2007.

     We have made an effort to increase operating efficiencies and control expenses without negative affects on our customers. For more information see the discussion above under the subheading "Recent Developments." However, we expect our noninterest expenses will continue to be affected by costs associated with foreclosures related to the two-step loan portfolio and nonperforming two-step assets due to personnel costs, legal, and other costs associated with collection, holding and disposition of such properties. In addition, an FDIC deposit insurance expense credit was applied against FDIC insurance expense during 2007; consequently, FDIC insurance expense will increase significantly in the fourth quarter compared to the same period in 2007, even if premiums were to stay unchanged, which is unlikely.

     Changing business conditions, increased costs in connection with retention of, or a failure to retain key employees, lower loan production volumes causing deferred loan origination costs to decline, or a failure to manage our operating and control environments could adversely affect our ability to limit expense growth in the future.

     Income taxes. The Company recorded a benefit from income taxes of $4.2 million in the third quarter 2008, compared to tax expense of $4.3 million for the same quarter 2007. The decrease in tax expense was caused by a decrease in pretax net income in the third quarter of 2008 and related revisions in earnings estimates for the full year. For the nine months ended September 30, 2008 the benefit from income taxes was $2.7 million, compared to $12.9 million in expense for the same period in 2007.

Balance Sheet Overview

     Period end total assets were $2.6 billion as of September 30, 2008 down 3% since year end 2007. Period end total loans also decreased by 3% or $63 million since December 31, 2007, while total deposits remained approximately unchanged in the same period. Our balance sheet management efforts are focused on growth in targeted areas that support our corporate objectives and include:

  Small business and middle market commercial lending;

  Commercial and commercial real estate lending;

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

     We anticipate real estate construction loan balances will continue to materially contract for the remainder of 2008. As a result, we anticipate little, if any, overall asset growth this year, and total loan balances are expected to be lower at the end of 2008 compared to year end 2007. Our ability to achieve loan and deposit growth in the future will be dependent on many factors, including the outcome of government regulatory initiatives, the effects of competition, health of the real estate market, economic conditions in our markets, availability of capital, retention of key personnel and valued customers and our ability to close loans in the pipeline.

Investment Portfolio

     The composition and carrying value of Bancorp’s investment portfolio is as follows:

	September 30, 2008			December 31, 2007
	Amortized		Unrealized	Amortized		Unrealized
(Dollars in thousands)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)
Treasury securities	$199	$213	$14	$200	$207	$7
U.S. Government agency securities	8,306	8,325	19	60,554	61,557	1,003
Corporate securities	15,135	12,969	(2,166)	20,201	19,568	(633)
Mortgage-backed securities	100,014	97,983	(2,031)	85,050	84,197	(853)
Obligations of state and political subdivisions	82,491	81,532	(959)	85,876	86,106	230
Equity and other securities	5,163	4,965	(198)	7,963	7,495	(468)
Total Investment Portfolio	$211,308	$205,987	$(5,321)	$259,844	$259,130	$(714)

     The September 30, 2008, investment portfolio balance of $206.0 million decreased $53.1 million from December 31, 2007. At September 30, 2008, total investment securities available for sale had a pre-tax net unrealized loss of $5.3 million.

     In the third quarter of 2008, the Company recorded three OTTI charges totaling $6.3 million pretax; $.4 million relating to an investment in a Lehman Brothers bond, $3.1 million related to two pooled trust preferred investments in our corporate security portfolio, as well as $2.8 million for an investment in Freddie Mac preferred stock held in the Company’s equity and other securities portfolio. In reaching the determination to record this impairment management reviewed the facts and circumstances surrounding the securities, including the duration and amount of the unrealized loss, the financial condition of the issuer, and the prospects for a change in market value within a reasonable period of time. Based on its assessment, management determined that the impairment was other-than-temporary in accordance with GAAP and that a charge was appropriate.

     We regularly review investment securities for the presence of other-than-temporary impairment, taking into consideration available information regarding current market conditions, fair value in relation to cost, extent and nature of change in fair value, issuer rating changes and trends, issuer financial condition, our ability to hold investments until a recovery of fair value, which may be maturity, and other factors. Future reviews for OTTI will consider the particular facts and circumstances during the reporting period in review.

     For additional detail regarding our investment portfolio, see Note 3 “Investment Securities Available for Sale” of our interim financial statements included under Item 1 of this report.

Loan Portfolio

     The composition of Bancorp’s loan portfolio is as follows for the periods shown:

							Change from
(Dollars in thousands)	September 30, 2008		June 30, 2008		December 31, 2007		December 31, 2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$498,715	24%	$512,689	24%	$504,101	23%	$(5,386)	-1%
Real estate construction	330,833	16%	392,724	18%	517,988	24%	(187,155)	-36%
Real estate mortgage	389,553	18%	377,771	18%	330,803	15%	58,750	18%
Commercial real estate	867,902	41%	847,430	39%	796,622	37%	71,280	9%
Installment and other consumer	22,514	1%	23,102	1%	23,155	1%	(641)	-3%
Total loans	2,109,517	100%	2,153,716	100%	2,172,669	100%	$(63,152)	-3%
Allowance for loan losses	(33,498)	1.59%	(35,723)	1.66%	(46,917)	2.16%
Total loans, net	$2,076,019		$2,117,993		$2,125,752

     The Company’s total loan portfolio was $2.1 billion at September 30, 2008, a decrease of $63 million, or 3%, from December 31, 2007. We believe that continued sluggishness in home sales, elevated housing inventory levels and negative impacts from worsening economic conditions will hinder our efforts to grow our loan portfolio for the remainder of 2008. Interest and fees earned on our loan portfolio is our primary source of revenue, and a decline in loan originations will not only have a negative impact on loan balances but also interest income and loan fees.

     As of September 30, 2008, the Company had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, were on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Company. At September 30, 2008, and December 31, 2007, Bancorp had no bankers’ acceptances.

     Below is a discussion of our loan portfolio by category.

     Commercial.   The commercial loan portfolio decreased $5 million, or 1%, since year end 2007. During the first nine months of 2008 we tactically placed strict limits on financing for selective market sectors in order to manage our risk exposure and manage our risk weighted asset base in this uncertain environment. However, in terms of our long term strategy we expect the commercial loan portfolio to be an important contributor to growth in future revenues. We believe we have been successful in growing our commercial portfolio over the past few years as a result of strong, experienced commercial lending teams throughout our market areas. In addition, over the past several years developments in our treasury management product line, including the introduction of our iDeposit and Re$ubmitIt products, we have enhanced our ability to attract and retain commercial core deposit and lending relationships. We also believe that our expanding branch network continues to be an important point of service contact for not only our retail customers but also our commercial relationships.

     In making commercial loans, our underwriting standards may include maximum loan to value ratios, target levels for debt service coverage and other financial covenants specific to the loan and the borrower. Common forms of collateral pledged to secure our commercial loans are real estate, accounts receivable, inventory, equipment, agricultural crops and/or livestock and marketable securities. Commercial loans typically have maximum terms of one to ten years and loan to value ratios in the range of 50% to 80%.

     Real Estate Construction. The composition of real estate construction loans by type of project is as follows for the periods shown:

							Change from
	September 30, 2008		June 30, 2008		December 31, 2007		December 31, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial construction	$88,716	27%	$94,779	24%	$90,670	17%	$(1,954)	-2%
Two-step residential construction to individuals	97,894	30%	145,703	37%	262,952	51%	(165,058)	-63%
Residential construction to builder	73,391	22%	77,129	20%	80,737	16%	(7,346)	-9%
Residential subdivision or site development	71,125	21%	75,626	19%	84,620	16%	(13,495)	-16%
Net deferred fees	(293)	0%	(513)	0%	(991)	0%	698	-70%
Total real estate construction loans	$330,833	100%	$392,724	100%	$517,988	100%	$(187,155)	-36%

     At September 30, 2008, the balance of real estate construction loans was $331 million, down $187 million or 36% from $518 million at December 31, 2007 predominantly due to the decline in the two-step loan portfolio over the same period. Real estate construction loans represented 16% of the loan portfolio at the end of the third quarter, down from 24% at December 31, 2007. We expect this percentage to continue to decline in the future quarters due to the continued run-off of outstanding loans associated with the two-step portfolio and a low level of new residential construction. The unfunded two-step and other than two-step construction commitments declined significantly from September 30, 2007 to September 30, 2008, from $69.9 million and $146.7 million, respectively, at September 30, 2007, to $2.0 million and $123.4 million, respectively, at quarter end.

     Real estate construction loans to builders are secured by the underlying property financed. Construction loans to builders and developers typically have terms from 12 to 24 months and initial loan to value ratios in the range of 75% to 85%, based on the estimated value of the collateral to be built at the time of loan origination. Given the 11 months inventory of residential homes in our market in September 2008, which is an increase from the 8.9 months inventory in September 2007, we are limiting the origination of new residential construction loans to specific sectors with less risk; for example, construction loans for pre-sold homes to well qualified borrowers. For the same reason, we are also seeing a material decrease in the demand for residential construction loans in the market place. We are not currently pursuing acquisition of new builder clients for single family residential financing, nor are we financing additional residential land or the development of residential lots at this time.

     The following table shows the components of our construction and land loans outside the two-step portfolio as of the dates shown:

	Construction and land loans outside the two-step portfolio
(Dollars in thousands)	September 30, 2008		June 30, 2008		September 30, 2007
	Amount	Percent	Amount	Percent	Amount	Percent
Land loans[1]	$44,805	16%	$44,256	15%	$44,088	15%
Residential construction loans other than two-step loans	144,517	52%	152,755	52%	150,432	52%
Commercial construction loans	88,630	32%	94,779	33%	94,278	33%
Total construction and land loans other than two-step loans	$277,952	100%	$291,790	100%	$288,798	100%

Components of residential construction and land loans other than two-step loans:
Land loans[1]	$24,038	14%	$25,809	15%	$21,723	12%
Site development	71,125	42%	75,790	42%	80,370	47%
Vertical construction	73,392	44%	76,965	43%	70,062	41%
Total residential construction and land loans other than two-step loans	$168,555	100%	$178,564	100%	172,155	100%

Components of commercial construction and land loans:
Land loans[1]	$20,767	19%	$18,447	16%	$22,365	19%
Site development	77	0%	1,122	1%	-	0%
Vertical construction	88,553	81%	93,657	83%	94,278	81%
Total commercial construction and land loans	$109,397	100%	$113,226	100%	$116,643	100%

Components of total construction and land loans other than two-step loans:
Land loans[1]	$44,805	16%	$44,256	15%	$44,088	15%
Site development	71,202	26%	76,912	26%	80,370	28%
Vertical construction	161,945	58%	170,622	59%	164,340	57%
Total construction and land loans other than two-step loans	$277,952	100%	$291,790	100%	$288,798	100%

1 Land loans represent balances that are carried in the Company's residential real estate mortgage of approximately $24 million and in the commercial real estate loan portfolio of approximately $21 million in the period shown.

     As shown in the table above, residential construction loans represented slightly over half of the real estate construction and land loans outside the two-step portfolio, while the commercial construction category accounted for about one third. In terms of the construction and land loan components, the majority or $162 million was for vertical construction purposes, with the land component at 16% and site development at 26%. Within the commercial construction category, vertical construction accounted for 81% of loan balances. In the residential category, the loan balances were more evenly split between the site development and vertical construction components. At this time, we believe the risk and loss exposure associated with residential vertical construction is less than with either of the land and site development components.

     At $45 million, land loans account for just 2% of the Company’s total loan portfolio at September 30, 2008. Our land loans typically had loan to value ratios of 60% or less at the time of origination. The Bank's land commitments were split fairly evenly between commercial and residential uses. Geographically, neither residential nor commercial land is heavily concentrated in any single county within our market areas. At September 30, 2008, the land loan portfolio had nonaccrual loans of $5 million and $.5 million in delinquent loans.

     Real Estate Mortgage. The following table presents the components of our real estate mortgage loan portfolio.

							Change from
	September 30, 2008		June 30, 2008		December 31, 2007		December 31, 2007
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Standard mortgage	$89,348	23%	$87,526	23%	$86,901	26%	$2,447	3%
Nonstandard mortgage product	33,820	9%	30,745	8%	7,495	2%	26,325	351%
Home equity loans and lines of credit	266,385	68%	259,500	69%	236,407	72%	29,978	13%
Total real estate mortgage	$389,553	100%	$377,771	100%	$330,803	100%	$58,750	18%

     At September 30, 2008, real estate mortgage loan balances were $390 million or approximately 18% of the Company’s total loan portfolio. We have developed a set of mortgage loan products to provide bridge financing and permanent mortgage loans, collectively called nonstandard mortgages, to motivated borrowers with maturing two-step loans. This product is designed to assist two-step borrowers in their transition from a construction loan to permanent financing. Financing terms are generally more flexible than our standard products; however, in all cases, each loan request is considered based on a thorough review of the borrower’s repayment capacity. Under certain circumstances, we may consider discounting debt in order to restructure the loan to fit the borrower’s debt service capacity. At September 30, 2008, nonstandard loans were $33.8 million, with 54 loans in the portfolio, while nonaccrual nonstandard loans were $11.8 million and delinquent nonstandard loans, 30-89 days past due, were $.8 million. At September 30, 2008 the allowance for credit losses associated with nonstandard loans was $1.9 million. Looking forward, the number of nonstandard loan originations is expected to be relatively limited.

     Home equity lines and loans represented about 68% or $266 million of the real estate mortgage portfolio. The Bank’s home equity lines and loans were almost entirely generated within our market area and were originated by our branches. The portfolio has grown steadily over the past few years as a result of focused and ongoing marketing efforts. Growth has slowed in the last quarter as a result of the Bank’s ongoing analysis of market conditions and adjustments being made to our pricing and underwriting standards. As shown below, the home equity line utilization percentage has averaged approximately 54% and has been fairly consistent with over the past five years.

	Year of Origination
	YTD
	September					2003 &
(Dollars in thousands)	2008	2007	2006	2005	2004	Earlier	Total
Home Equity Lines
Commitments	$64,019	$91,820	$97,129	$73,756	$34,354	$67,905	$428,983
Outstanding Balance	32,190	50,340	55,922	43,202	17,810	30,368	229,832

Utilization	50.3%	54.8%	57.6%	58.6%	51.8%	44.7%	53.6%

Home Equity Loans
Outstanding Balance	12,120	9,322	7,817	1,898	1,247	4,149	36,553

Total Home Equity Outstanding	$44,310	$59,662	$63,739	$45,100	$19,057	$34,517	$266,385

     As indicated in the table below, the average Beacon score for the home equity line and loan portfolios were 764 and 728, respectively. The delinquencies and charge-offs have been very modest within these portfolios. The original average loan-to-value ratios of 65% and 64% for home equity line and loan portfolios, respectively, reflect that the majority of the originations were done at loan-to-value ratios of less that 80%. The significant amount of related loans and deposits is a result of our home equity line and loan portfolios being sourced to relationship customers through our branch network.

     The following table presents an overview of home equity lines of credit and loans as of the dates shown.

(Dollars in thousands)
	September 30, 2008		June 30, 2008
	Lines	Loans	Lines	Loans
Total Outstanding Balance	$229,832	$36,553	$225,672	$33,828

Average Current Beacon Score	764	728	768	730

Delinquent % 30 Days or Greater	0.26%	0.10%	0.09%	0.30%
% Net Charge-Offs (Recoveries) Year to Date	0.03%	0.06%	-0.01%	0.06%

% 1st Lien Position	33%	37%	36%	39%
% 2nd Lien Position	67%	63%	74%	61%

Overall Original Loan-to-Value	65%	64%	63%	62%

Original Loan-to-Value < 80%	77%	66%	78%	68%
Original Loan-to-Value > 80, < 90%	22%	27%	21%	26%
Original Loan-to-Value > 90, < 100%	1%	7%	1%	6%
	100%	100%	100%	100%

Total $ Related Loans / Deposits [1]	$371,042	$35,363	$368,714	$54,587

1These amounts represent other loan and deposit balances associated with our customers having a home equity line or loan.

     The following table shows home equity lines and loans of credit by market areas at and indicates a geographic distribution of balances representative of our branch presence in these markets.

(Dollars in thousands)
	September 30,	June 30,	December 31,
Region	2008	2008	2007
Portland, Oregon / Vancouver, Washington	$112,899	$107,755	$97,322
Western Washington (Olympia, Seattle)	34,524	35,067	31,701
Central Oregon (Bend, Redmond)	7,624	7,201	6,593
Oregon Coast (Newport, Lincoln City)	24,019	24,083	21,191
Willamette Valley (Salem, Eugene)	84,599	83,203	77,330
Southern Oregon (Medford, Roseburg)	185	156	129
Other	2,535	2,035	2,141
Total home equity loans and lines of credit	$266,385	$259,500	$236,407

     Commercial Real Estate. The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands, rounded)	September 30, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Office Buildings	$197,700	22.8%	$179,000	22.5%
Retail Facilities	112,900	12.9%	110,100	13.8%
Commercial/Agricultural	62,100	7.2%	54,400	6.8%
Multi-Family - 5+ Residential	61,600	7.1%	61,600	7.7%
Medical Offices	60,900	7.0%	51,400	6.5%
Industrial parks and related	53,700	6.2%	48,800	6.1%
Manufacturing Plants	41,000	4.7%	39,200	4.9%
Hotels/Motels	36,500	4.2%	42,100	5.3%
Land Development and Raw Land	32,500	3.7%	25,000	3.1%
Mini Storage	21,700	2.5%	17,000	2.1%
Assisted Living	20,500	2.4%	12,400	1.6%
Food Establishments	17,700	2.0%	18,300	2.3%
Other	149,100	17.3%	137,300	17.3%
Total commercial real estate loans	$867,900	100%	$796,600	100%

     As shown above, the commercial real estate portfolio balance increased $71 million or 9% from December 31, 2007 to September 30, 2008 with two-thirds of the growth coming in the non-owner occupied segment which, by occupancy type, represented 53% of the total commercial real estate loans portfolio at September 30, 2008. Due to the market conditions and loan policy concentration limits, we project the non-owner occupied segment originations to decline relative to the owner occupied segment in the future. Office buildings and retail facilities account for 36% of the collateral securing the $868 million commercial real estate portfolio at the end of the third quarter. The term commercial real estate portfolio is seasoned with balance between owner occupied at 47% and non-owner occupied at 53% of the total commercial real estate portfolio. At September 30, 2008, commercial real estate loans 30 to 89 days past due were .04% of total commercial real estate loans, as compared to .10% at June 30, 2008. Nonaccrual loans increased from $2.1 million at June 30, 2008 to $5.6 million at September 30, 2008, yet remained well within an acceptable range as a percentage of the total commercial real estate portfolio at .64%. We believe Bancorp’s underwriting of commercial real estate loans is consistent with the industry with loan to value ratios generally not exceeding 75% and debt service coverage ratios generally at 120% or better at origination.

     The composition of the commercial real estate loan portfolio by occupancy type is as follows:

	September 30, 2008		December 31, 2007		Change
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Owner occupied	$404,874	47%	$382,387	48%	$22,487	6%
Non-owner occupied	463,028	53%	414,235	52%	48,793	12%
Total commercial real estate loans	$867,902	100%	$796,622	100%	$71,280	9%

Credit Management

     Credit risk is inherent in our lending activities. We manage the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. We have established minimum underwriting standards that outline our expectations for financial reporting, global cash flow and guarantor support. In addition, we manage credit risk through our credit administration and credit review functions that are designed to help ensure compliance with our credit standards. Through the credit review function we monitor all credit related policies and practices on a post approval basis. The findings of these reviews are communicated to the chief credit officer and chief executive officer and the Loan, Investment, and Asset Liability Committee, which is made up of certain directors.

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

     Our concentration in residential construction loans to developers and builders involves higher risk to the Bank. The current downturn in residential real estate has slowed lot and home sales within our markets and has resulted in lengthening the marketing period for completed homes and has negatively affected borrower liquidity and collateral values. Accordingly, we have been reducing our exposure in residential construction by curtailing new originations. We have also heightened the level of loan portfolio oversight to identify potential problem loans and to develop timely action plans, which may include requiring borrowers to replenish interest reserves, making principal curtailments, or transferring the borrowing relationship to our special assets team. In our experience, the downturn in the housing industry has also increased the risk profile of related commercial borrowers. We expect a number of commercial businesses in the supply chain of products and/or services used by the housing industry to face declining revenue and cash flow, i.e. wood products, contractors, wholesale suppliers and certain product specialized nurseries. In turn, we are monitoring the financial condition of existing borrowers within these segments.

     As part of our ongoing lending process, internal risk ratings are assigned to each commercial, commercial real estate and commercial real estate construction loan before the funds are advanced to the customer. Our risk ratings are an important component in determining our allowance for credit losses. Credit risk ratings are based on our assessment of the borrower’s credit worthiness and the quality of our collateral position at the time a particular loan is made. Thereafter, credit risk ratings are evaluated on an ongoing basis focusing on our interpretation of relevant risk factors known to us at the time of each evaluation. Large balance loans have the credit risk rating reviewed on at least an annual basis. Our Reserve Adequacy Committee (“RAC”) also provides oversight in reviewing adversely risk rated loans, loans evaluated for impairment and large balance loans that can have an important impact on the Bank’s provision requirements should future circumstances cause a downgrade. The RAC meets at least quarterly.

     Credit files are also examined periodically on a sample test basis by our credit review department and internal auditors, as well as by regulatory examiners. Our relationship managers are also responsible for evaluating the ongoing financial condition of each borrower in their respective portfolio of loans. These activities include, but are not limited to, maintaining open communication channels with borrowers, analyzing periodic financial statements and cash flow projections, evaluating collateral and monitoring covenant compliance.

     Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. The expected source of repayment of Bancorp’s loans is generally the cash flow of a particular project, income from the borrower's business, proceeds from the sale of real property, proceeds of refinancing, or personal income. As a result of the nature of our customer base and the growth experienced in the market areas we serve, real estate is frequently a material component of collateral for the Company’s loans. Risks associated with loans secured by real estate include decreasing land and property values, material increases in interest rates, deterioration in local economic conditions, tightening credit or refinancing markets. In addition, we face increased risks if we have a concentration of loans within any one area. See “Risk Factors” under Part II, Item 1A of this report and in our 2007 10-K.

Nonperforming Assets and Delinquencies

     Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing and OREO. The following table presents information with respect to nonaccrual loans by category and OREO for the periods shown.

(Dollars in thousands)	September 30, 2008	June 30, 2008	December 31, 2007
Loans on nonaccrual status:
Commercial	$6,650	$4,168	$2,401
Real estate construction	104,015	105,270	22,121
Real estate mortgage:
Standard mortgage	6,384	1,888	552
Nonstandard mortgage product	11,834	5,849	-
Home equity lines of credit	644	278	-
Total real estate mortgage	18,862	8,015	552
Commercial real estate	5,636	2,074	1,353
Installment and consumer	14	2	-
Total nonaccrual loans	135,177	119,529	26,427
Other real estate owned	48,121	27,892	3,255
Total nonperforming assets	$183,298	$147,421	$29,682

Nonperforming loans to total loans	6.41%	5.55%	1.22%
Nonperforming assets to total assets	7.12%	5.60%	1.12%

     At September 30, 2008, total nonperforming assets were $183.3 million, or 7.12% of total assets, compared to $29.7 million, or 1.12%, at December 31, 2007, and $147.4 million, or 5.60%, at June 30, 2008. The two-step loan portfolio accounted for $127.7 million or 70% of total nonperforming assets at September 30, 2008. For additional information, see “Nonperforming Assets and Delinquencies – Two-Step Loans” below. The amount and level of nonaccrual loans depends on portfolio growth, portfolio seasoning, problem loan recognition and resolution through collections, sales or charge-offs. The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors particular to a borrower, such as actions of a borrower’s management or conditions affecting a borrower’s business.

     The following table presents activity in the total OREO portfolio for the periods shown.

	2008		2007
(Dollars in thousands)	Amount	Number	Amount	Number
Beginning balance January 1	$3,255	15	$-	1
Additions to OREO	2,461	10	340	1
Capitalized improvements	246		-
Valuation adjustments	-		-
Disposition of OREO	(274)	(1)	(340)	(1)
Ending balance March 31	$5,688	24	$-	1

Additions to OREO	25,197	94	-	-
Capitalized improvements	193		-
Valuation adjustments	(245)		-
Disposition of OREO	(2,941)	(10)	-	-
Ending balance June 30	$27,892	108	$-	1

Additions to OREO	26,786	103	1,374	6
Capitalized improvements	179		-
Valuation adjustments	(1,118)		-
Disposition of OREO	(5,618)	(22)	(191)	(1)
Ending balance September 30	$48,121	189	$1,183	6

      OREO is real property of which the Bank has taken possession or that has been deeded to the Bank through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in partial or full satisfaction of a loan or loans. The Company had 189 OREO properties at September 30, 2008, with a total net book value of $48.1 million. Of the 189 OREO properties at September 30, 2008, 173 were related to two-step loans. OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. During the first nine months of 2008, the Company sold 33 OREO properties, 29 of which were two-step related. Outside of the OREO portfolio the Bank also closed 29 two-step related short sales in the same period for a total of 58 two-step related sales. Short sales occur when we accept an agreement with a loan obligor to sell the Bank's collateral on a loan that produces net proceeds that is less than what is owed. The obligor receives no proceeds; however, the debt is fully extinguished. A short sale is an alternative to foreclosure. The losses on short sales and write-downs on loans prior to taking ownership of property in OREO were recorded directly to the two-step allowance for loan losses.

     Management is responsible for estimating the fair market value of OREO and utilizes appraisals and internal judgments in its assessment of fair market value and estimated selling costs. This amount becomes the property’s book value at the time it is taken into OREO. Any write-downs based on our determination of estimated fair market value less cost to sell at the date a particular property is acquired are charged to the allowance for loan losses at that time. Management then periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of costs to sell. Any further write-downs of OREO properties or gains on the sale of OREO are recorded to other noninterest expense. Expenses from the acquisition, maintenance and disposition of OREO properties are included in other noninterest expense in the statements of income. We expect this expense to continue to increase in future periods as a result of the projected increase in the number of OREO properties.

      Delinquencies. The following table summarizes total delinquent loan balances by type of loan as of the dates shown:

	September 30, 2008		June 30, 2008		December 31, 2007
		Percent of		Percent of		Percent of
		loan		loan		loan
(Dollars in thousands)	Amount	category	Amount	category	Amount	category
Loans 30-89 days past due, not in nonaccrual status
Commercial	$299	0.06%	$983	0.19%	$6,086	1.21%
Real estate construction	12,222	3.69%	7,521	1.92%	36,941	7.13%
Real estate mortgage:
Standard mortgage	595	0.67%	914	1.04%	486	0.56%
Nonstandard mortgage product	840	2.48%	3,846	12.51%	-	0.00%
Home equity lines of credit	634	0.24%	598	0.23%	45	0.02%
Total real estate mortgage	2,069	0.53%	5,358	1.42%	531	0.16%
Commercial real estate	307	0.04%	824	0.10%	792	0.10%
Installment and consumer	111	0.49%	208	0.90%	134	0.58%
Total loans 30-89 days past due, not in nonaccrual status	$15,008		$14,894		$44,484

Delinquent loans past due 30-89 days to total loans	0.71%		0.69%		2.05%

     Bancorp also monitors delinquencies, defined as loan balances over 30-89 days past due, not in nonaccrual status, as an important indicator for future nonperforming assets. Total delinquencies were .71% of total loans at September 30, 2008, down from 2.05% at December 31, 2007, primarily as a result of a shift of a large amount of two-step loans from delinquent to nonaccrual status during 2008, fewer two-step loans becoming delinquent in the third quarter of 2008, as well as lower delinquencies in commercial and construction other than two-step loan categories. Delinquencies in the real estate construction category decreased materially from $36.9 million at December 31, 2007, to $12.2 million at September 30, 2008. The significant reduction in real estate construction delinquencies was also impacted by the effect of changes in our loan practices and policies, as applied to the two-step loan portfolio that led to the shift of a large amount of loans from delinquent to nonaccrual status earlier in the year. The reduction in delinquencies in the two-step loan portfolio did not reflect an improvement in credit quality but reflected fewer two-step loans outstanding as of September 30, 2008 compared to December 31, 2007. The delinquency levels stayed relatively flat from June 30, 2008. Increased delinquencies in non two-step residential construction loans offset declines in nearly all remaining loan categories, especially in the nonstandard mortgage loans category where the delinquency rate declined from 12.5% at June 30, 2008 to 2.5% at September 30, 2008. For further discussion, see sections “Nonperforming Assets and Delinquencies – Other Than Two-Step Loans” and “Nonperforming Assets and Delinquencies – Two-Step Loans” below.

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

     Our allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” These accounting standards prescribe the measurement, income recognition and guidelines concerning impaired loans. For example, impairments associated with collateral dependent loans are charged-off promptly. In certain cases, specific reserves may be established for collateral dependent impaired loans. Upon receipt of required information, specific reserves are discontinued and charge-offs for impairment are processed. This is limited to occasions where loans are considered impaired, but where the Bank has yet to receive required information. This practice is not applied to loans in the two-step loan portfolio. In addition, net overdraft losses are included in the calculation of the allowance for credit losses per the guidance provided by regulatory authorities early in 2005, “Joint Guidance on Overdraft Protection Programs.”

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

     Changes in the allowance for credit losses for year to date September 30, 2008, and full year ended December 31, 2007, are presented in the following table.

	Nine months ended	Year ended
(Dollars in thousands)	September 30, 2008	December 31, 2007
Loans outstanding at end of period	$2,109,517	$2,172,669
Average loans outstanding during the period	2,164,982	2,094,977

Allowance for credit losses, beginning of period	54,903	23,017
Loan charge-offs:
Commercial	(3,256)	(3,798)
Real estate construction	(41,113)	(2,540)
Real estate mortgage	(840)	(71)
Commercial real estate	(44)	-
Installment and consumer	(502)	(254)
Overdraft	(927)	(1,050)
Total loan charge-offs	(46,682)	(7,713)
Recoveries:
Commercial	81	269
Real estate construction	2,020	7
Real estate mortgage	30	33
Commercial real estate	-	2
Installment and consumer	63	112
Overdraft	179	220
Total recoveries	2,373	643
Net loan charge-offs	(44,309)	(7,070)
Provision for credit losses	23,850	38,956
Allowance for credit losses, end of period	$34,444	$54,903

Components of allowance for credit losses
Allowance for loan losses	$33,498	$46,917
Reserve for unfunded commitments	946	7,986
Total allowance for credit losses	$34,444	$54,903

Net loan charge-offs to average loans annualized	2.73%	0.34%

Allowance for loan losses to total loans	1.59%	2.16%
Allowance for credit losses to total loans	1.63%	2.53%

     At September 30, 2008, the Company’s allowance for credit losses was $34.4 million, consisting of a $28.0 million formula allowance, a $3.6 million specific allowance, a $1.9 million unallocated allowance and a $.9 million reserve for unfunded commitments. At December 31, 2007, our allowance for credit losses was $54.9 million, consisting of a $41.4 million formula allowance, a $3.6 million specific allowance, a $1.9 million unallocated allowance and an $8.0 million reserve for unfunded commitments.

     Changes in the allocation of the allowance for loan losses in the first nine months of 2008 were due primarily to unfavorable migration of risk ratings within our portfolio, increased general valuation percentages associated with specific loan portfolio segments, as well as loan charge-offs and recovery activities. Also, a large portion of the year to date provision relates to construction loans, which have a higher inherent risk profile and are therefore allocated a higher allowance for credit losses relative to other loan categories in the portfolio.

     At September 30, 2008, Bancorp’s allowance for credit losses and loan losses were 1.63% and 1.59% of total loans compared with an allowance for credit losses and loan losses at December 31, 2007, of 2.53% and 2.16% of total loans. The decline in allowance for credit loss and loan losses was associated with charge-offs of two-step loans during the reporting period against the allowance for credit losses established at year end 2007.

     Overall, we believe that the allowance for credit losses is adequate to absorb losses in the loan portfolio at September 30, 2008, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may later need to significantly adjust the allowance for credit losses considering factors in existence at such time, including economic, market, or business conditions and the results of ongoing internal and external examination processes. Please see risk factors under Part II, Item 1A “Risk Factors” in this report and in our 2007 10-K.

     Net Loan Charge-offs. For the nine months ended September 30, 2008, total net loan charge-offs were $44.3 million compared to $7.1 million for the year ended December 31, 2007. The 2008 year to date annualized net loan charge-offs to total average loans outstanding was 2.73%, up from .23% in the same period in 2007. See “Two-Step Loan Portfolio” below for more information.

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

(Dollars in thousands)	September 30,	June 30,	December 31,
	2008	2008	2007
Commercial loans	$498,715	$512,689	$504,101
Real estate construction loans [1]	330,833	392,724	517,988
Real estate mortgage loans:
Standard mortgage	89,348	88,106	86,901
Nonstandard mortgage product	33,820	30,902	7,495
Home equity line of credit	266,385	258,763	236,407
Total real estate mortgage loans	389,553	377,771	330,803
Commercial real estate loans	867,902	847,430	796,622
Installment and other consumer loans	22,514	23,102	23,155
Total loans	$2,109,517	$2,153,716	$2,172,669

[1] Two-step loans	$97,894	$145,703	$262,952
All other construction loans	232,939	247,021	255,036
Total real estate construction loans	$330,833	$392,724	$517,988

Two-step loans	$97,894	$145,703	$262,952
Total loans other than two-step loans	2,011,623	2,008,013	1,909,717
Total loans	$2,109,517	$2,153,716	$2,172,669

     As shown above, the loan portfolio other than two-step loans was $2.0 billion at September 30, 2008, up $102 million, or 5%, from December 31, 2007 with the growth concentrated in the commercial real estate, home equity and nonstandard mortgage categories.

Nonperforming Assets and Delinquencies – Loans Other Than Two-Step Loans

     Nonperforming Assets - Loans Other Than Two-Step Loans. The following table presents information about nonperforming assets and delinquencies relating to loans other than two-step loans at the dates shown.

	September 30, 2008		June 30, 2008		December 31, 2007
		Percent of		Percent of		Percent of
		loan		loan		loan
(Dollars in thousands)	Amount	category	Amount	category	Amount	category
Commercial loans	$6,650	1.33%	$4,168	0.81%	$2,401	0.48%
Real estate construction loans	21,025	9.03%	6,542	2.65%	1,576	0.62%
Real estate mortgage loans:
Standard mortgage	6,384	7.15%	1,888	2.16%	552	0.64%
Nonstandard mortgage product	11,834	34.99%	5,849	19.02%	-	0.00%
Home equity line of credit	644	0.24%	278	0.11%	-	0.00%
Total real estate mortgage loans	18,862	4.84%	8,015	2.12%	552	0.17%
Commercial real estate loans	5,636	0.65%	2,074	0.24%	1,353	0.17%
Installment and other consumer loans	14	0.06%	2	0.01%	-	0.00%
Total nonaccrual loans	52,187		20,801		5,882
90 day past due and accruing interest	-		-		-
Total nonperforming loans other than two-step loans	52,187		20,801		5,882

Other real estate owned other than two-step loans	3,446		1,432		-
Total nonperforming assets other than two-step loans	$55,633		$22,233		$5,882

Delinquent other than two-step loans 30-89 days past due	$10,919		$9,432		$7,706

Nonperforming loans other than two-step loans to total loans other than two-step loans	2.59%		1.04%		0.31%
Nonperforming assets other than two-step assets to total assets	2.16%		0.84%		0.22%
Delinquent loans other than two-step loans to total loans other than two-step loans	0.54%		0.47%		0.40%

     Nonperforming assets other than two-step loans increased from $5.9 million at year end 2007 to $55.6 million, or 2.16% of total assets, at September 30, 2008. The increase in nonperforming loans was primarily due to higher nonaccrual loans which increased $46.3 million from December 31, 2007. The majority of the increase in other than two-step nonperforming loans since June 30, 2008 was comprised of $14.5 million growth in nonaccrual residential construction loans and $6.0 million growth in nonaccrual nonstandard residential mortgage loans made to two-step borrowers.

     The following table presents activity in the loans other than two-step OREO portfolio for the periods shown.

	2008		2007
(Dollars in thousands)	Amount	Number	Amount	Number
Beginning balance January 1	$-	1	$-	1
Additions to OREO	-		-	-
Capitalized improvements	-		-
Valuation adjustments	-		-
Disposition of OREO	-		-	-
Ending balance March 31	$-	1	$-	1

Additions to OREO	1,651	7	-	-
Capitalized improvements	5		-	-
Valuation adjustments	-		-
Disposition of OREO	(224)	(1)	-	-
Ending balance June 30	$1,432	7	$-	1

Additions to OREO	2,760	12	-	-
Capitalized improvements	5		-	-
Valuation adjustments	-		-
Disposition of OREO	(751)	(3)	-	-
Ending balance September 30	$3,446	16	$-	1

     The following table shows the components of our nonaccrual construction and land loans outside the two-step portfolio as of the dates shown.

	Nonaccrual construction and land loans oustide the two-step portfolio
(Dollars in thousands)	September 30, 2008		June 30, 2008		September 30, 2007
		Percent of		Percent of		Percent
		loan		loan		of loan
	Amount	category[2]	Amount	category[2]	Amount	category
Land loans[1]	$5,308	1.91%	$1,396	0.48%	$-	0.00%
Residential construction loans other than two-step loans	21,025	7.56%	6,542	2.24%	-	0.00%
Commercial construction loans	-	0.00%	-	0.00%	-	0.00%
Total nonaccrual construction and land loans other than two-step loans	$26,333	9.47%	$7,938	2.72%	$-	0.00%

Components of nonaccrual residential construction and land loans other than two-step loans:
Land loans[1]	$5,308	3.15%	$1,396	0.78%	$-	0.00%
Site development	13,731	8.15%	2,830	1.58%	-	0.00%
Vertical construction	7,294	4.33%	3,712	2.08%	-	0.00%
Total nonaccrual residential construction and land loans other than two-step loans	$26,333	15.63%	$7,938	4.45%	$-	0.00%

Components of nonaccrual commercial construction and land loans:
Land loans[1]	-	0.00%	-	0.00%	-	0.00%
Site development	-	0.00%	-	0.00%	-	0.00%
Vertical construction	-	0.00%	-	0.00%	-	0.00%
Total nonaccrual commercial construction and land loans	$-	0.00%	$-	0.00%	$-	0.00%

Components of total nonaccrual construction and land loans other than two-step loans:
Land loans[1]	$5,308	1.91%	$1,396	0.48%	$-	0.00%
Site development	13,731	4.94%	2,830	0.97%	-	0.00%
Vertical construction	7,294	2.62%	3,712	1.27%	-	0.00%
Total nonaccrual construction and land loans other than two-step loans	$26,333	9.47%	$7,938	2.72%	$-	0.00%

1 Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios in the period

2 Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     As indicated in the above table and reflecting the difficulties in the housing market, the $26.3 million in nonaccrual construction and land loan balances outside the two-step portfolio were all related to the residential category. The residential construction nonaccrual balance increased from prior periods and represented 15.6% of residential construction and land loans outstanding construction and 9.5% of land loan balances at September 30, 2008. The residential nonaccrual loans were spread across the land, site development and vertical construction components. There were no nonaccrual commercial construction or commercial land loans at the end of the third quarter.

Delinquencies - Loans Other Than Two-Step Loans. As shown in the table on page 39, delinquencies in the other than two-step loan portfolio increased from 40 basis points at December 31, 2007 to 54 basis points at September 30, 2008 remaining at a relatively modest level overall.

     The following table shows the components of our delinquent construction and land loans outside the two-step portfolio as of the dates shown.

	Delinquent construction and land loans outside the two-step loan portfolio
(Dollars in thousands)	September 30, 2008		June 30, 2008		September 30, 2007
		Percent of		Percent of
		loan		loan		Percent of
	Amount	category[2]	Amount	category[2]	Amount	loan category
Land loans[1]	$461	0.17%	$-	0.00%	$-	0.00%
Residential construction loans other than two-step loans	7,241	2.61%	1,976	0.68%	-	0.00%
Commercial construction loans	807	0.29%	83	0.03%	-	0.00%
Total 30-89 days past due construction loans other than two-step loans	$8,509	3.07%	$2,059	0.71%	$-	0.00%

Components of 30-89 days past due residential construction and land loans other than two-step loans:
Land loans[1]	$461	0.27%	$-	0.00%	$-	0.00%
Site development	5,586	3.31%	-	0.00%	6,150	3.44%
Vertical construction	1,655	0.98%	1,976	1.11%	-	0.00%
Total 30-89 days past due residential construction and land loans other than two-step loans	$7,702	4.56%	$1,976	1.11%	$6,150	3.44%

Components of 30-89 days past due commercial construction and land loans:
Land loans[1]	$-	0.00%	$-	0.00%	$-	0.00%
Site development	-	0.00%	-	0.00%	-	0.00%
Vertical construction	807	0.74%	83	0.07%	-	0.00%
Total 30-89 days past due commercial construction and land loans	$807	0.74%	$83	0.07%	$-	0.00%

Components of total 30-89 days past due construction and land loans other than two-step loans:
Land loans[1]	$461	0.17%	$-	0.00%	$-	0.00%
Site development	5,586	2.01%	-	0.00%	6,150	2.11%
Vertical construction	2,462	0.89%	2,059	0.71%	-	0.00%
Total 30-89 days past due construction and land loans other than two-step loans	$8,509	3.07%	$2,059	0.71%	$6,150	2.11%

1 Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios in the period shown.

2 Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     Overall, delinquent construction and land loans outside the two-step portfolio were at 3.07% of such loans as of September 30, 2008, up from 2.11% at September 30, 2007. The majority of the $8.5 million in delinquent loans was concentrated in the site development and vertical construction components of the residential category.

Allowance for Credit Losses and Net Loan Charge-offs – Loans Other Than Two-Step Loans

     Allowance for Credit Losses - Loans Other Than Two-Step Loans. The following table presents information with respect to the change in our allowance for credit losses relating to loans other than two-step loans.

	Year to date	Year to date	Year ended
(Dollars in thousands)	September 30,	June 30,	December 31,
	2008	2008	2007
Allowance for credit losses other than two-step loans, beginning of period	$23,838	$23,838	$20,399
Provision for credit losses other than two-step loans	19,126	11,998	7,976

Charge-offs other than two-step loans
Loan charge-offs:
Commercial	(3,256)	(2,741)	(3,798)
Real estate construction	(4,806)	(573)	-
Real estate mortgage	(840)	(259)	(71)
Commercial real estate	(44)	(32)
Installment and consumer	(502)	(119)	(254)
Overdraft	(927)	(605)	(1,050)
Total loan charge-offs other than two-step loans	(10,375)	(4,329)	(5,173)
Recoveries:
Commercial	81	32	269
Real estate construction	-	-	-
Real estate mortgage	30	52	33
Commercial real estate	-	-	2
Installment and consumer	63	54	112
Overdraft	179	120	220
Total recoveries other than two-step loans	353	258	636
Net loan charge-offs other than two-step loans	(10,022)	(4,071)	(4,537)

Allowance for credit losses, from acquisition	-	-	-
Total allowance for credit losses other than two-step loans	$32,942	$31,765	$23,838

Components of allowance for credit losses other than two-step loans
Allowance for loan losses other than two-step loans	$32,026	$30,865	$23,000
Reserve for unfunded commitments other than two-step loans	916	900	838
Total allowance for credit losses other than two-step loans	$32,942	$31,765	$23,838

Net loan charge-offs to average loans other than two-step loans annualized	0.62%	0.38%	0.22%
Allowance for other than two-step loan losses to total other than two-step loans	1.59%	1.54%	1.20%
Allowance for other than two-step credit losses to total other than two-step loans	1.64%	1.58%	1.25%
Allowance for other than two-step loan losses to non-performing other than two-step loans	61%	148%	391%
Allowance for other than two-step credit losses to non-performing other than two-step loans	63%	153%	405%

     The allowance for credit losses for loans other than two-step loans at September 30, 2008 was $32.9 million, up from $23.8 million at December 31, 2007. The allowance for other than two-step credit losses to total other than two-step loans increased to 1.64% from 1.25% at year end 2007. The drivers of the higher allowance for credit losses, and thus an increased provision for credit losses for loans other than two-step, were unfavorable risk rating migrations, higher general valuation allowance percentages for specific loan segments in the allowance for credit loss model and increased net charge-offs. These factors were only partly offset by lower loan balances and unused commitments at the end of the third quarter. The unfavorable risk rating migration largely consisted of commercial loans and residential construction loans to builders and developers being moved to higher risk rating categories. At September 30, 2008, the allowance for credit losses for loans other than two-step loans totaled $32.9 million and consisted of a $26.5 million formula allowance, a $3.6 million specific allowance, a $1.9 million unallocated allowance and a $.9 million reserve for unfunded commitments. At December 31, 2007, the total allowance for credit losses for loans other than two-step loans of $23.8 million consisted of a $20.3 million formula allowance, a $.7 million specific allowance, a $1.9 million unallocated allowance and a $.9 million reserve for unfunded commitments.

     Net Loan Charge-offs – Loans Other Than Two-Step Loans. The net loan charge-offs in the nine months ended September 30, 2008 for loans other than two-step loans were $10.0 million, and largely attributable to the commercial and real estate construction categories, compared to $2.8 million in the same period ended September 30, 2007. The 2008 year to date annualized net loan charge-offs as a percentage of average loans other than two-step loans was .62%, an increase from .22% for the entire year ended December 31, 2007.

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

     The following table presents two-step loan balances, unused commitment and total commitment detail as of the end of each period presented:

(Dollars in thousands)			Two-step total
	Two-step	Two-step loan	commitments (loan balance
Period ended	loan balance	unused commitments	plus unused commitments)
First quarter 2006	$85,129	$66,914	$152,043
Second quarter 2006	111,256	77,846	189,102
Third quarter 2006	138,939	105,246	244,185
Fourth quarter 2006	171,692	132,732	304,424
First quarter 2007	216,371	160,918	377,289
Second quarter 2007	256,332	149,902	406,234
Third quarter 2007	274,747	123,447	398,194
Fourth quarter 2007	262,952	78,585	341,537
First quarter 2008	211,406	34,201	245,607
Second quarter 2008	145,703	12,628	158,331
Third quarter 2008	97,894	2,039	99,933

     Total two-step loan balances plus unused commitments (“two-step total commitments”) peaked in second quarter 2007 and has since contracted by $306.3 million, or 75%, to $99.9 million as of September 30, 2008. At September 30, 2008, the outstanding balance of loans originated in the two-step loan program was $97.9 million, down 63% from $274.7 million a year ago. Included in the $97.9 million loan balance at September 30, 2008 was $83.0 million in nonaccrual loans and $14.9 million in loans that were accruing interest. Remaining unused commitments totaled $2.0 million at September 30, 2008, down from $123.4 million a year ago.

     It is anticipated that the two-step loan balances will continue to run-off over the next three to six months as performing loans are paid off and nonaccrual loans which do not pay off become OREO property.

     The following table presents two-step total commitments outstanding at September 30, 2008, by the scheduled period in which the underlying loans mature or matured.

(Dollars in thousands)
Two-step
Maturities in period ended	total commitments
Fourth quarter 2007	$4,942
First quarter 2008	14,719
Second quarter 2008	27,146
Third quarter 2008	23,166
Fourth quarter 2008	24,625
First quarter 2009	4,394
Second quarter 2009	-
Third quarter 2009	941
Total	$99,933

     The majority of future maturities are scheduled to occur in the fourth quarter of 2008. Actual maturities may occur somewhat later than indicated in the table as certain commitments may be extended in the regular course of the construction lending business.

     The following table illustrates two-step total commitments by geographic areas as of the dates shown.

(Dollars in thousands)
	September 30,	December 31,
Region	2008	2007
Western Washington (Olympia, Seattle)	$26,442	$113,331
Portland, Oregon / Vancouver, Washington	25,758	102,336
Central Oregon (Bend, Redmond)	15,850	44,310
Willamette Valley (Salem, Eugene)	14,149	34,331
Oregon Coast (Newport, Lincoln City)	12,756	32,655
Southern Oregon (Medford, Roseburg)	4,978	14,574
Total residential real estate construction loan commitments	$99,933	$341,537

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

  Adding resources to assist with collection efforts. We formed a dedicated team to address all of the activities associated with acquiring, maintaining and disposing of two-step OREO properties.

  Providing mortgage loans to two-step borrowers who qualify. We have developed a set of mortgage loan products to provide bridge financing and permanent mortgage loans, collectively called replacement financing, to certain borrowers with maturing two-step loans. This program is designed to assist two-step borrowers in their transition from a construction loan to permanent financing. Financing terms were generally more flexible than our standard products. Under certain circumstances, we have discounted debt in order to restructure the loan to fit a particular borrower’s debt service capacity. See "Loan Portfolio – Real Estate Mortgage" above for additional disclosures relating to our nonstandard mortgage product.

     In the first quarter, we also discontinued our practice of establishing specific reserves associated with collateral dependent impaired loans. Thereafter, we have charged-off the amount of impairment at the time of impairment, rather than placing the impaired amount in a specific reserve. Applying this new practice continues to accelerate the timing of charge-offs associated with collateral dependent two-step loans.

Nonperforming Assets and Delinquencies – Two-Step Loans

     Nonperforming Assets – Two-Step Loans. The following table presents information about nonperforming assets and delinquencies relating to two-step loans at the dates shown.

(Dollars in thousands)	September 30,	June 30,	December 31,
	2008	2008	2007
Non-accruing two-step loans	$82,990	$98,728	$20,545
90 days past due and accruing interest two-step loans	-	-	-
Total nonperforming two-step loans	82,990	98,728	20,545

Other real estate owned two-step	44,675	26,460	3,255
Total nonperforming two-step assets	$127,665	$125,188	$23,800

Delinquent two-step loans 30-89 days past due	$4,089	$5,462	$36,778

Nonperforming two-step loans to total two-step loans	84.78%	67.76%	7.81%
Nonperforming two-step assets to total assets	4.96%	4.75%	0.90%
Delinquent two-step loans to total two-step loans	4.18%	3.75%	13.99%

     Nonperforming two-step assets were $127.7 million at September 30, 2008, up from $23.8 million at December 31, 2007, but relatively constant to such nonperforming assets at June 30, 2008. At September 30, 2008, total nonperforming two-step assets of $127.7 million consisted of $83.0 million in nonaccrual loans and the book value of 173 residential properties carried in OREO in the amount of $44.7 million. At September 30, 2008, the $83.0 million two-step nonaccrual balance included $9.7 million in loan balances where payments are current, $11.3 million that were 30-89 days past due and $62.0 million that were over 90 days past due. We believe the level of two-step nonperforming assets peaked in the third quarter of 2008.The following table presents activity in two-step OREO portfolio and for short sales for the periods shown.

					Total OREO property sales
	OREO 2008		Short Sales 2008		and short sales
(Dollars in thousands)	Amount	Number	Amount	Number	Amount	Number
Beginning balance January 1	$3,255	14
Additions to OREO	2,461	10
Capitalized improvements	246
Valuation adjustments	-
Disposition of OREO properties and short sales	(274)	(1)	(286)	(1)	(560)	(2)
Ending balance March 31	$5,688	23

Additions to OREO	23,546	87
Capitalized improvements	188
Valuation adjustments	(245)
Disposition of OREO properties and short sales	(2,717)	(9)	(5,633)	(15)	(8,350)	(24)
Ending balance June 30	$26,460	101

Additions to OREO	24,025	91
Capitalized improvements	175
Valuation adjustments	(1,036)
Disposition of OREO properties and short sales	(4,949)	(19)	$(4,391)	(13)	(9,340)	(32)
Ending balance September 30	$44,675	173	$(10,310)	(29)

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

     During the third quarter we disposed of 32 properties, 19 of which were OREO sales and 13 were short sales. The combined balance of OREO properties sold and loans associated with short sales was $9.3 million. In addition to the 173 properties in the two-step OREO portfolio at September 30, 2008, we had approximately 230 additional two-step related properties in various stages of foreclosure, representing a total of $74 million of the balance included in our nonaccruing loans. We expect to have approximately 110 of these properties representing an estimated $34 million in balances booked into OREO during the fourth quarter of 2008. As this occurs, the balances are moved from nonperforming loan status to OREO on our balance sheet. To date, the majority of the OREO properties were acquired through non-judicial foreclosures, as the borrowers have not shown capacity to support the debt. Additional recoveries from two-step loan borrowers are expected to be limited. We expect the number of two-step OREO properties sold to increase over the next six months, subject to seasonal market area slowing in the rate of home sales. As a result of the two-step OREO property sales and short sales, we anticipate the nonaccruing two-step loan balances to decline by a greater amount than the two-step OREO balance will increase by.

     Delinquencies - Two-Step Loans. Delinquencies in the two-step loan portfolio decreased to $4.1 million at September 30, 2008 from $36.8 million at year end 2007, primarily as a consequence of implementing a modified loan policy during the first quarter which included accelerating the timing of the shift of loans with certain characteristics into nonaccrual status that in prior periods would have been reported as delinquent loans and materially fewer loans with scheduled maturity in the most recent quarter compared to prior quarters. Delinquent two-step loans were 4.18% of total two-step loans at September 30, 2008, down from 13.99% at December 31, 2007.

Allowance for Credit Losses and Net Loan Charge-offs – Two-Step Loans

     Allowance for Credit Losses - Two-Step Loans. The following table presents information with respect to the change in our allowance for credit losses relating to the two-step loan portfolio.

	Year to date	Year to date	Year ended
(Dollars in thousands)	September 30,	June 30,	December 31,
	2008	2008	2007
Allowance for credit losses two-step loans, beginning of period	$31,065	$31,065	$2,618
Provision for credit losses two-step loans	4,724	2,727	30,980

Loan charge-offs two-step loans	(36,307)	(29,817)	(2,540)
Recoveries two-step loans	2,020	1,305	7
Net loan charge-offs two-step loans	(34,287)	(28,512)	(2,533)

Total allowance for credit losses two-step loans	$1,502	$5,280	$31,065

Components of allowance for credit losses two-step loans
Allowance for loan losses two-step loans	$1,472	$4,858	$23,917
Reserve for unfunded commitments two-step loans	30	422	7,148
Total allowance for credit losses two-step loans	$1,502	$5,280	$31,065

Net charge-offs two-step loans to average total loans annualized	2.12%	2.63%	0.12%
Allowance for two-step loan losses to nonperforming two-step loans[1]	1.77%	4.92%	116.41%
Allowance for two-step loan losses to total two-step loans	1.50%	3.33%	9.10%
Allowance for two-step credit losses to total two-step loans	1.53%	3.62%	11.81%

1 Two-step nonaccrual loans are net of chargeoffs previously taken against the balance.

     The provision for two-step credit losses was $4.7 million year to date 2008. The allowance for credit losses associated with the two-step loan portfolio decreased to $1.5 million, from $31.1 million at year end 2007. There was no allowance for credit losses established for nonaccruing two-step loans at September 30, 2008, as these collateral dependent loans have all been individually impaired with a corresponding charge-off down to estimated fair market value less sales expense in accordance with the loan policy established in the first quarter. We will continue to record actual future charge-offs in the two-step loan portfolio against the allowance for loan losses assigned to the portfolio.

     The following table provides additional two-step loan and allowance for credit losses information.

(Dollars in thousands)

						Allowance for
						credit losses on	Allowance for credit
						two-step loans	losses on two-step loans
				Total accruing	Allowance for	as a % of	as a % of total accruing
	Total two-step	Nonperforming	Accruing two-	two-step loan	credit losses on	accruing two-	two-step loan
Period ended	loans	two-step loans	step loans	commitments	two-step loans	step loans	commitments
12/31/2007	$262,952	$20,545	$242,407	$320,991	$31,065	12.8%	9.7%
3/31/2008	211,406	88,784	122,622	156,823	11,812	9.6%	7.5%
6/30/2008	145,703	98,728	46,975	59,603	5,280	11.2%	8.9%
9/30/2008	97,894	82,990	14,904	16,943	1,502	10.1%	8.9%

     The table above shows that the allowance for credit losses relating to the two-step loan portfolio has been fairly consistent relative to the remaining portfolio of performing two-step loans and the commitments associated with those loans. As previously noted at September 30, 2008 there was no allowance for credit losses associated with nonperforming two-step loans because all those loans had previously been deemed impaired and charged off to their estimated fair market value less selling costs.

     Net Loan Charge-offs – Two-Step Loans. Net charge-offs in the two-step loan portfolio were $34.3 million in the first nine months of 2008. The timing of charge-offs and interest reversals relating to the two-step loan portfolio during the first nine months of 2008 were affected by the modification in our loan policy in the first quarter 2008 regarding the timing of moving particular loans to nonaccrual status. The application of the modified loan policy caused us to recognize significant loan charge-offs and interest reversals in the first quarter that otherwise would have been recognized in later periods.

Deposits and Borrowings

     The following table summarizes the quarterly average dollar amount in, and the average interest rate paid on, each of the deposit and borrowing categories for the third quarters of 2008 and 2007.

	Third Quarter 2008			Third Quarter 2007
	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate
(Dollars in thousands)	Balance	of total	Paid	Balance	of total	Paid
Demand deposits	$482,780	23.6%	-	$490,336	23.6%	-
Interest bearing demand	276,973	13.5%	0.56%	267,588	12.9%	1.07%
Savings	71,035	3.5%	0.44%	73,909	3.6%	0.84%
Money market	672,051	32.8%	2.06%	680,027	32.7%	3.97%
Time deposits	543,451	26.6%	3.20%	565,550	27.2%	4.79%
Total deposits	2,046,290	100%	2.19%	2,077,410	100%	3.76%

Short-term borrowings	140,967		2.79%	144,711		5.23%
Long-term borrowings[1]	159,291		4.37%	107,602		5.51%
Total borrowings	300,258		3.63%	252,313		5.35%

Total deposits and borrowings	$2,346,548		2.36%	$2,329,723		3.86%

1 Long-term borrowings include junior subordinated debentures.

     Third quarter 2008 average total deposits decreased 1%, or $31 million, from the third quarter 2007. Our deposit mix also remained fairly consistent year over year third quarter, with slightly more growth in the interest bearing demand category and a slight decrease in the total time deposit category. Within the time deposit category, reflecting the turmoil in financial markets, the greater than $100,000 time deposit balances declined $55.4 million compared to third quarter 2007, reflecting the turmoil in financial markets. The time deposits less than $100,000 increased significantly due to FDIC coverage in this segment and the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”) network. We do not have any brokered deposits outside of the CDARS network and we expect CDARS balances, which are classified as brokered deposits for regulatory purposes, to decline due to the increases in FDIC insurance limits. The important average noninterest bearing demand category represented 23.6% of total deposits, consistent the prior year third quarter. The rate paid on deposits in the most recent quarter declined 157 basis points from third quarter 2007 primarily due to lower market interest rates. Whether we will be successful in not only maintaining, but also growing, our deposit base will depend on various factors, including pricing and our success in competing in uncertain economic and market conditions.

     Average borrowings increased 19% or $48 million from the third quarter of 2007 as a result of higher borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”). Such borrowings were competitively priced relative to interest bearing deposits, including certificates of deposit.

     Our deposit and borrowing cost decreased 150 basis points since the third quarter of 2007, primarily reflecting the decline in short-term market interest rates over the past year. Looking forward, we intend to price our deposit products competitively in connection with our efforts to maintain and grow our strong relationship deposit base. The future funding mix will depend on and be affected by funding needs, customer demand, the level of FDIC insurance available to customers and the relative cost and availability of other funding sources including FHLB borrowings and other government lending or investment programs.

     The balance of junior subordinated debentures at September 30, 2008 was $51 million. For additional detail regarding Bancorp’s outstanding debentures, see Note 8 in the financial statements included under Item 1 of this report and our 2007 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Funds.”

Capital Resources

     The following table summarizes the consolidated risk based capital ratios of Bancorp and the Bank at September 30, 2008, and December 31, 2007.

	September 30, 2008				December 31, 2007
			Amount	Minimum			Amount	Minimum
			Required For	percent			Required For	percent
			Well	required for			Well	required for
			Capitalized	Well			Capitalized	Well
(Dollars in thousands)	Actual Amount	Ratio	Status	Capitalized	Actual Amount	Ratio	Status	Capitalized
Tier 1 capital
Common stockholders' equity	$204,222				$208,241
Qualifying capital securities	51,000				51,000
Less: Goodwill	14,153				14,491
Other adjustments	3,181				(585)
West Coast Bancorp total tier 1 capital	$244,250	10.16%	$144,198	6%	$244,165	9.88%	$148,206	6%

Common stockholders' equity	$238,517				$244,047
Qualifying capital securities	-				-		`
Less: Goodwill	14,153				14,491
Other adjustments	3,191				(580)
West Coast Bank total tier 1 capital	$227,555	9.52%	$143,357	6%	$228,976	9.28%	$148,030	6%

Tier 2 capital
Allowance for loans losses allowed	$30,096				$31,141
West Coast Bancorp total tier 2 capital	$30,096				$31,141

Allowance for loans losses allowed	$29,923				$31,104
West Coast Bank total tier 2 capital	$29,923				$31,104

Total capital
West Coast Bancorp	$274,346	11.42%	$240,331	10%	$275,306	11.15%	$247,010	10%
West Coast Bank	257,478	10.78%	238,929	10%	260,080	10.54%	246,717	10%

Leverage ratio
West Coast Bancorp	$244,250	9.56%	$127,771	5%	$244,165	9.41%	$129,759	5%
West Coast Bank	227,555	8.91%	127,674	5%	228,976	8.83%	129,714	5%

Risk weighted assets
Risk weighted assets on balance sheet	$2,254,866				$2,309,966
Risk weighted assets off balance sheet exposure	166,940				195,781
Less: Goodwill	14,153				14,491
Less: Disallowed allowance for loan losses	4,348				21,159
Other adjustments	-				-
West Coast Bancorp risk weighted assets	$2,403,305				$2,470,097

Risk weighted assets on balance sheet	$2,241,025				$2,307,070
Risk weighted assets off balance sheet exposure	166,940				195,781
Less: Goodwill	14,153				14,491
Less: Disallowed allowance for loan losses	4,521				21,195
Other adjustments	-				-
West Coast Bank total risk weighted assets	$2,389,291				$2,467,165

Average total assets
West Coast Bancorp	$2,555,410				$2,595,174
West Coast Bank	2,553,473				2,594,280

     The FRB and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may also establish higher minimum requirements for particular institutions if, for example, a corporation has previously received special attention or is perceived to have a high susceptibility to interest rate or other risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 6%, and a ratio of total capital to total risk-weighted assets of 10% or greater to be considered well capitalized. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 5% to be considered well capitalized. As of September 30, 2008, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     Bancorp’s stockholders' equity was $204 million at September 30, 2008, down from $208 million at December 31, 2007. Nonetheless, the total capital ratio at the Bank was 10.78% at September 30, 2008 an increase from 10.54% at December 31, 2007, while Bank Tier 1 capital increased from 9.28% to 9.52% over the same period. The Company increased its capital ratios at September 30, 2008 from year end 2007 mainly as a result of the declining risk weighted assets during the nine month period. The Company expects risk weighted assets to continue to decline for the remainder of 2008, primarily as a result of declining loan balances. Whether this decline will result in continued increases on our total capital ratios will depend on the Company’s earnings and other factors.

     The Company closely monitors and manages its capital position. During the third quarter of 2008, the Company reduced its quarterly cash dividend to shareholders to $.01 per share as part of its efforts to preserve capital. The Company may also preserve capital by slowing new loan commitments, participating out additional loans, and selling assets, including loans, and eliminating the quarterly cash dividend all together. The degree to which and the duration of time during which the Company may take steps to preserve and increase its capital will depend on various factors including general economic and real estate market conditions in our service areas, our ability to raise additional capital, regulatory considerations, the level of consumer confidence in our institution and the banking sector generally and our ability to manage and limit the adverse effects of losses on existing loans.

     The risk based capital ratios of Bancorp include $51 million of trust preferred securities that qualify as Tier 1 capital at September 30, 2008, under guidance issued by the Board of Governors of the Federal Reserve System. Bancorp expects to continue to rely on common equity and trust preferred securities to remain well capitalized, although it does not expect to issue additional trust preferred securities in the near future due to current market conditions. Bancorp may offer and issue other hybrid equity or debt instruments, including convertible preferred stock or subordinated debt, to maintain its capital ratios or to improve its financial condition. Any equity or debt financing, if available at all, may not be available on terms that are favorable to current shareholders or even acceptable to the Company. Furthermore, the Company may participate in the U.S. Treasury’s Capital Purchase Program that was implemented in connection with the TARP. If it participates, the Company would issue senior preferred stock, together with warrants to purchase shares of common stock, on the terms announced by the Treasury Department and available on its website.

Liquidity and Sources of Funds

     The Bank’s primary sources of funds are customer deposits, maturities of investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, advances from the Federal Home Loan Bank (“FHLB”), loans taken out at the Federal Reserve discount window, and the use of Federal Funds markets. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows and unscheduled loan prepayments are not. Deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions and other factors.

     Deposits are the primary source of new funds. Total deposits were $2.1 billion at September 30, 2008, unchanged from $2.1 billion at December 31, 2007.

     The Company has an agreement with Promontory Interfinancial Network that makes it possible to offer FDIC insured deposits in excess of the current deposit limits. The CDARS network uses a deposit-matching program to match CDARS deposits in other participating banks, dollar for dollar. This product is designed to enhance our ability to attract and retain customers and increase deposits, by providing additional FDIC coverage to customers. CDARS deposits can be reciprocal or one-way. While, due to the nature of the placement of funds, CDARS deposits are defined as "brokered deposits" by regulatory agencies, the Company does not have any other forms of deposits considered brokered deposits. The Company’s reciprocal CDARS balance was $85.0 million at September 30, 2008, of the majority of which was associated with customers whom either have or had a prior banking relationship with the Bank beyond the CDARS product. With media focus on the financial sector and customer concern with FDIC insurance limits over the past quarter, customer interest in and demand for CDARS deposits has increased. CDARS deposits might decline due to the recent increase in FDIC insurance limits. There can be no assurance that CDARS deposits will be available for the Company to offer its customers in the future.

     The Bank will participate in the FDIC Temporary Liquidity Guarantee Program (“TLGP”) which will insure noninterest bearing transaction deposit accounts, regardless of amount, until December 31, 2009 at an additional cost to the Bank.

     The holding company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the holding company’s liquidity comes from dividends declared and paid by the Bank and, to a lesser extent, proceeds from the sale of trust preferred securities. There are statutory and regulatory provisions that could limit the ability of the Bank to pay dividends to the holding company. We believe that such restrictions will not have an adverse impact on the ability of the holding company to meet its liquidity needs which include quarterly cash dividend distributions to shareholders, if any, and debt service on the $51 million of outstanding junior subordinated debentures. In addition, the holding company receives cash from the exercise of options. As of September 30, 2008, the holding company did not have any borrowing arrangements of its own.

     Management expects to continue relying on customer deposits, cash flow from investment securities, sales of "Available for Sale" securities, loan sales, loan repayments, net income, Federal Funds markets, advances from the FHLB, the Federal Reserve discount window and other borrowings to provide liquidity. Other potential sources of funds include lines of credit with correspondent banking partners and brokered time deposits. Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the financial services industry, interest rates available on other investments, changes in consumer confidence in depository institutions, general economic conditions, competition, customer management of cash resources and other factors. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities, duration, or repricing intervals of assets. The sources of such funds may include, but are not limited to, Federal Funds purchased, reverse repurchase agreements and borrowings from the FHLB.

Off-Balance Sheet Arrangements

     The Company’s primary off-balance sheet arrangements consist of commitments to make loans and extend credit. The follow table summarizes the Bank’s off balance sheet unfunded commitments as of the dates displayed.

	Contract or	Contract or
	Notional Amount	Notional Amount
(Dollars in thousands)	September 30, 2008	December 31, 2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$349,602	$395,203
Real estate construction
Two-step loans	2,046	78,585
Other than two-step loans	69,938	149,833
Total real estate construction	71,984	228,418
Real estate mortgage
Standard mortgage	5,611	7,320
Non-standard mortgage	-	-
Home equity line of credit	199,314	198,331
Total real estate mortgage loans	204,925	205,651
Commercial real estate	24,312	27,116
Installment and consumer	17,736	19,232
Other[1]	11,557	24,223
Standby letters of credit and financial guarantees	10,552	8,081
Account overdraft protection instruments	63,985	54,093
Total	$754,653	$962,017

1 The category “other” represents commitments extended to clients or borrowers that have not yet been fully executed. While we believe these commitments to be binding, they are not yet classified nor have they been placed into our loan system.

     The Bank’s unfunded commitments to make loans decreased $207 million, or 22%, since December 31, 2007, primarily as a result of the $156 million, or 68%, decline in unused commitments in its real estate construction portfolio and a $46 million, or 12%, decline in the commercial portfolio. The reduction in unused commitments in real estate construction was attributed to run off associated with the discontinued two-step program and restricting new originations in the other than two-step residential construction portfolio. Loan commitments extended longer than one year qualify as risk weighted assets and impact our risk based capital ratios. By decreasing the volume of loan commitments extended longer than one year risk weighted assets decline and, all else equal, the Bank and Bancorp’s regulatory capital ratios improve.

     For a further discussion of off-balance sheet arrangements, see Note 21, “Financial Instruments with Off-Balance Sheet Risk.” in our audited financial statement included in the 2007 10-K financial statements.

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

     In preparing our Consolidated Statement of Cash Flows for the nine months ended September 30, 2008, we discovered as part of our review and analysis process that our previously issued Consolidated Statement of Cash Flows for the six months ended June 30, 2008 contained a cash flows presentation error relating to loans transferred to OREO. As a result of this cash flows presentation error, on November 6, 2008, management recommended to the Company's Audit Committee that the previously issued financial statements be restated to properly reflect the cash flows. The Audit Committee concurred with management’s recommendation and concluded that the Financial Statements should be restated. A Form 10-Q/A was filed on November 7, 2008 for that purpose. See Note 11 of Notes to Consolidated Financial Statements included in Item 1 of our Form 10-Q/A for a discussion of the restatement.

     As a result of the restatement described above, our management determined that the Company had a material weakness in our internal control over financial reporting, that existed as of June 30, 2008. As previously disclosed, the Company concluded that its established processes for review of the Consolidated Statement of Cash Flows intended to result in the proper identification and classification of cash flows failed to identify the inappropriate inclusion of noncash entries related to the increase of OREO in the Consolidated Statement of Cash Flows for the six months ended June 30, 2008. We believe this material weakness continued as of September 30, 2008, the close of the current quarter. We did not identify the error until the Company’s normal review of its Statement of Cash Flows for the nine months as of September 30, 2008, a process that occurred in the normal course after the close of the quarter. Although identified timely for the purposes of this Form 10-Q, the error and related material weakness in internal control over financial reporting were not identified and remedied as of September 30, 2008.

Remediation Steps to Address Material Weakness

     The Company has since taken steps to correct the control deficiency noted above, including evaluation and confirmation of the effectiveness of the review process for the Company's financial statements in subsequent periods and the enhancement of the technical competencies of personnel performing these review procedures, principally the reassignment of review responsibilities to more senior level accounting personnel.

Changes in Internal Control Over Financial Reporting

     No change in the Company’s internal control over financial reporting occurred during our third quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

     We are subject to credit risk, which is the risk that borrowers will fail to repay loans in accordance with their terms. A continued downturn in the economy or a specific industry sector or a rapid change in interest rates could have further adverse affect on our borrowers’ ability to repay loans while any further declines in the relevant real estate markets could adversely affect the value and salability of the collateral for many of our loans. As a result, we could face losses in excess of our allowance for loan losses. In addition, to the extent that loan payments from borrowers are not timely, the loans will be placed on nonaccrual status, thereby reducing and/or reversing previously accrued interest income.

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

     Actual losses related to loans in the two-step loan portfolio (“two-step loans”) may be greater then anticipated, resulting in additional provision for credit losses in future periods. In addition, as part of our collection process for all nonperforming loans, including nonperforming two-step loans, we may foreclose on and take title to the real estate serving as collateral for the loan. Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. We expect to take a significant number of properties into OREO in the fourth quarter of 2008 and, consequently we expect a larger OREO balance. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties and, in certain cases, complete construction of residences prior to sale. Any decrease in sale prices on homes may lead to OREO write-downs with a corresponding expense in our income statement. We expect that our earnings over the next several quarters will be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in real estate properties during the period they are held in OREO. We will also be at risk of further declines in real estate prices and liquidity in the market areas in which we conduct our lending business.

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

     Bancorp may need to raise additional capital in the future through financings to maintain desired levels of capital ratios, to improve its financial condition, or to increase liquidity available for operations. Any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financings, dilution to Bancorp’s shareholders could result and, in any case, securities may have rights, preferences and privileges that are senior to those of Bancorp’s current shareholders. Debt financing could also negatively affect future earnings due to interest charges. In the event additional capital is projected to be or becomes needed and is unavailable on acceptable terms through available financing sources, we may need to take steps to preserve capital, including possibly slowing our lending activities and new loan commitments, selling certain assets, or increasing loan participations. During the third quarter, we reduced our cash dividend to $.01 per share as part of our efforts to preserve capital. We may eliminate our cash dividend to shareholders in the future.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2008:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased (1)	per Share	(2)	Under the Plans or Programs
7/1/08 - 7/31/08	-	$0.00	-	1,051,821
8/1/08 - 8/31/08	-	$0.00	-	1,051,821
9/1/08 - 9/30/08	225	$17.05	-	1,051,821
Total for quarter	225		-

(1)

Shares repurchased by Bancorp during the quarter include shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 0 shares, 0 shares, and 225 shares, respectively, for the periods indicated. There were no shares repurchased in the periods indicated pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below.

(2)

Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, by 1.0 million shares in April 2004, and by 1.0 million shares in September 2007 for a total authorized repurchase amount as of September 30, 2008, of approximately 4.9 million shares.

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

WEST COAST BANCORP
(Registrant)

Dated: November 7, 2008	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and Chief Executive Officer

Dated: November 7, 2008	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer