Form 10-K
period 2008-12-31
WEST COAST BANCORP /NEW/OR/
filed 2009-02-24
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

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

The aggregate market value of registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2008, was approximately $136,138,000.

The number of shares of registrant’s Common Stock outstanding on January 31, 2009, was 15,694,646.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the West Coast Bancorp Definitive Proxy Statement for the 2008 annual meeting of shareholders are incorporated by reference into Part III of this Form 10-K.

i

Forward Looking Statement Disclosure

     Statements in this Annual Report of West Coast Bancorp (“Bancorp” or the “Company”) regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. The Company’s actual results could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projects,” “potential,” “continue,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance. Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risks discussed in the text of this Annual Report as well as the following specific factors:

  General economic conditions, whether national or regional, and conditions in the real estate markets that could affect the demand for our loan and other products and ability of borrowers to repay loans, lead to further declines in credit quality and increased loan losses, and continue to negatively affect the value and salability of the real estate that is the collateral for many of our loans or that we own directly;

  Changing business, banking, or regulatory conditions or policies, or new legislation, affecting the financial services industry, including the Emergency Economic Stabilization Act of 2008 and related programs such as the U.S. government’s Troubled Assets Relief Program and any new legislation adopted by Congress and the administration of President Barack Obama, that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs, including deposit insurance premiums, for particular financial institutions or financial institutions generally, declines in consumer confidence in depository institutions generally or certain financial institutions in particular or changes in the secondary market for bank loan and other products;

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

     Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis and assumptions only as of the date of the statements. Bancorp does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

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

     Bancorp’s principal business activities are conducted through its full-service, commercial bank subsidiary, West Coast Bank (the “Bank”), an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2008, the Bank had facilities in 42 cities and towns in western Oregon and southwestern Washington, operating a total of 60 full-service and four limited-service branches. In addition, the Bank operates a Small Business Administration (“SBA”) lending office in Vancouver, Washington. Bancorp also owns West Coast Trust Company, Inc. (“West Coast Trust”), an Oregon trust company that provides agency, fiduciary and other related trust services. The market value of assets managed for others at December 31, 2008, totaled $270.6 million.

     Bancorp’s net loss for 2008 was $6.3 million, or $.41 per diluted share, and its consolidated equity at December 31, 2008, was $198.2 million, with 15.7 million common shares outstanding and a book value of $12.63 per common share. Net loans of $2.0 billion at December 31, 2008, represented approximately 81% of total assets of $2.5 billion. Bancorp had deposits totaling $2.0 billion at December 31, 2008. For more information regarding Bancorp’s operating results and financial condition, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 of this report and “Financial Statements and Supplementary Data,” in Item 8 of this report.

     Bancorp reports two principal operating segments in the notes to its financial statements: West Coast Bank and West Coast Trust and parent company related operations. For more information regarding Bancorp’s operating segments, see Note 25 “Segment and Related Information” to the Company’s audited financial statements included under “Financial Statements and Supplementary Data” in Item 8 of this report.

     Bancorp is committed to community banking and intends the Bank to remain community-focused. Bancorp’s strategic vision includes greater commercial banking market penetration, coupled with focused distribution capability in targeted Pacific Northwest markets. The Bank intends to grow its distribution and reach through development of new branch locations in target markets and through product expansion and application of new technology, including a full range of transaction and payment system capabilities.

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

     The Bank conducts business through 64 full and limited service branches located in western Oregon and southwestern Washington. The Oregon branches are located in the following cities and towns: Beaverton, Bend (2), Canby, Clackamas, Dallas, Depoe Bay, Eugene (2), Forest Grove, Gresham, Happy Valley, Hillsboro (2), Keizer (3), King City, Lake Oswego, Lincoln City, McMinnville, Molalla, Monmouth, Mt. Angel, Newberg, Newport (2), North Plains, Oregon City, Portland (5), Salem (5), Silverton, Stayton, Sublimity, Tigard, Toledo, Tualatin, Waldport, Wilsonville (2) and Woodburn (3). The Bank’s Washington branches are located in Centralia, Chehalis, Hoodsport, Lacey (2), Olympia (2), Shelton, Tukwila and Vancouver (4). On January 5, 2009, we opened a new branch in Dundee, Oregon, which increased our total number of branches to 65.

     The primary business strategy of the Bank is to provide comprehensive banking and related financial services tailored to individuals, professionals and businesses. The Bank emphasizes the diversity of its product lines and convenient access typically associated with larger financial organizations, while maintaining the local decision making authority, market knowledge and customer service orientation typically associated with a community bank. The Bank has significant focus on four targeted areas: 1) high value consumers (including the mature market), 2) small businesses that desire streamlined packaged products, 3) commercial businesses that benefit from customized lending, depository and investment solutions and 4) real estate finance including construction of commercial and residential projects in addition to permanent financing for income producing properties. Due to significant disruptions in the real estate market in the areas in which the Bank does business, the Bank has significantly reduced lending related to real estate construction, and particularly residential construction.

     For consumer banking customers, the Bank offers a variety of flexible checking and savings accounts and check cards, as well as competitive borrowing products, such as personal lines of credit, credit cards and a variety of first and second lien residential mortgage products and other types of consumer loans. The consumer products consist of free checking and six other account types, each specifically designed to meet the needs of a unique market segment. The small business package of deposit accounts includes free business checking and an interest-bearing account for eligible organizations. Because of the straightforward and streamlined product design, our personal bankers are able to quickly and easily identify the best account for our clients. Customers have access to the Bank’s products and services through a variety of convenient channels such as 24 hour 7 days a week automated phone and internet access, a personal customer service center accessed by phone, ATMs (both shared and proprietary networks), as well as through our branch locations.

     For business banking customers, the Bank offers customized deposit products tailored for specific needs, including a variety of checking accounts, sophisticated internet-based cash management, iDeposit, a remote deposit service that allows business customers to make deposits electronically, and a full array of investment services, all with online and/or CD-ROM information reporting. Customized financing packages provide businesses with a comprehensive suite of credit facilities that include general commercial purpose loans (short and intermediate term), revolving lines of credit, real estate loans and lines to support construction, owner-occupied and investor financing and SBA loans. The Bank also offers business credit cards (VISA) and equipment leasing through vendor alliances and other types of business credit.

     The principal office of the Bank is at 5335 Meadows Road, Suite 201, Lake Oswego, OR 97035, (503) 684-0884.

West Coast Trust

     West Coast Trust provides trust services and life insurance products to individuals, for-profit and not for-profit businesses and institutions. West Coast Trust acts as fiduciary of estates and conservatorships, and as a trustee under various wills, trusts, and pension and profit-sharing plans. The main office of West Coast Trust is located at 1000 SW Broadway, Suite 1100, Portland, Oregon 97205, (503) 279-3911.

Totten, Inc.

     Totten, Inc., a Washington corporation, serves as trustee under deeds of trust and holds certain real estate licenses.

West Coast Statutory Trusts III, IV, V, VI, VII and VIII

     West Coast Statutory Trusts III, IV, V, VI, VII and VIII are wholly-owned subsidiary trusts of Bancorp formed to facilitate the issuance of Pooled Trust Preferred Securities (“trust preferred securities”). The trusts were organized in September 2003, March 2004, April 2006, December 2006, March 2007 and June 2007 respectively, in connection with six offerings of trust preferred securities. For more information regarding Bancorp’s issuance of trust preferred securities, see Note 11 “Junior Subordinated Debentures” to the Company’s audited financial statements included under “Financial Statements and Supplementary Data” in Item 8 of this report.

Employees

     At December 31, 2008, Bancorp and its subsidiaries had approximately 800 employees. None of these employees are represented by labor unions and management believes that Bancorp’s relationship with its employees is good. Bancorp emphasizes a positive work environment for its employees and our work environment is measured annually utilizing an anonymous employee survey. Results continue to indicate a high level of employee satisfaction. West Coast Bank has been recognized as one of Oregon’s Best 100 Companies for which to work in each of the last five years. Management continually strives to retain top talent as well as provide career development opportunities to enhance skill levels. A number of benefit programs are available to eligible employees.

Competition

     Commercial banking in the state of Oregon and southwest Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits. The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages and other financial institutions. Banking in Oregon and Washington is dominated by several significant banking institutions, including U.S. Bank, Wells Fargo Bank and Bank of America, which together account for a majority of the total commercial and savings bank loans and deposits in Oregon and Washington. These competitors have significantly greater financial resources and offer a greater number of branch locations (with statewide branch networks), higher lending limits, and a variety of services not offered by the Bank. Bancorp has attempted to offset some of the advantages of the larger competitors by arranging participations with other banks for loans above its legal lending limits, as well as leveraging technology and third party arrangements to deliver contemporary product solutions and better compete in targeted customer segments. Bancorp has positioned itself successfully as a local alternative to banking conglomerates that may be perceived by customers or potential customers to be impersonal, out-of-touch with the community, or simply not interested in providing banking services to some of Bancorp’s target customers.

     In addition to larger institutions, numerous “community” banks and credit unions have been formed, expanded, or moved into Bancorp’s market areas and have developed a similar focus to Bancorp. These institutions have further increased competition, particularly in the Portland metropolitan area, where Bancorp has enjoyed significant growth in past years and focused much of its expansion efforts. This growing number of similar financial institutions and an increased focus by larger institutions on the Bank’s market segments in response to declining market perception and/or market share has led to intensified competition in all aspects of Bancorp’s business.

     The financial services industry has experienced widespread consolidation over the last decade. Bancorp anticipates that consolidation among financial institutions in its market areas will continue and perhaps accelerate as a result of the severe financial distress in the industry. It is possible that Bancorp will seek acquisition opportunities in markets of strategic importance to it from time to time, if its financial condition permits. However, other financial institutions aggressively compete against Bancorp in the acquisition market. Many of these institutions have greater resources, better access to capital markets, larger cash reserves and stock for use in acquisitions that is more liquid and more highly valued by the market.

Supervision and Regulation

Introduction

     Bancorp is an Oregon corporation headquartered in Lake Oswego, Oregon, and is registered with the Federal Reserve as a bank holding company. The Bank is an Oregon state bank and is not a member of the Federal Reserve System. The Bank’s primary federal regulator is the FDIC.

     The laws and regulations applicable to Bancorp and its subsidiaries are primarily intended to protect borrowers and depositors of the Bank and not stockholders of Bancorp. Proposals to change the laws and regulations governing the banking industry are frequently introduced in Congress, in the state legislatures and before the various bank regulatory agencies. In the current economic climate and regulatory environment, the likelihood of enactment of new banking legislation and promulgation of new banking regulations is greater than it has been in recent years. The potential impact of new laws and regulations on Bancorp and its subsidiaries cannot be determined, but any such laws and regulations may materially affect the business and prospects of Bancorp and its subsidiaries. Violation of the laws and regulations applicable to Bancorp and its subsidiaries may result in assessment of substantial civil monetary penalties, the imposition of a cease and desist order, and other regulatory sanctions or restrictions.

     The following is a brief description of the significant laws and regulations that govern our activities.

Bank Holding Company Regulation

     As a registered bank holding company, Bancorp is subject to the supervision of, and regular inspection by, the Federal Reserve pursuant to the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancorp must file reports with the Federal Reserve and must provide it with such additional information as it may require. The BHCA restricts the direct and indirect activities of Bancorp to banking, managing or controlling banks and other subsidiaries authorized under the BHCA, and activities that are closely related to banking or managing or controlling banks. Bank holding companies like Bancorp must, among other things, obtain prior Federal Reserve approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company that results in total ownership or control, directly or indirectly, of more than 5% of the outstanding shares of any class of voting securities of such bank or bank holding company; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of another bank or bank holding company. In acting on applications for such prior approval, the Federal Reserve considers various factors, including, without limitation, the effect of the proposed transaction on competition in relevant geographic and product markets, and each transaction party’s financial condition, managerial resources and the convenience and needs of the communities to be served, including the performance record under the Community Reinvestment Act.

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

     Subsidiary banks of a bank holding company are subject to certain other restrictions under the Federal Reserve Act and Regulation W covering transactions with affiliates generally and in particular on extensions of credit to the parent holding company or any affiliate, investments in the securities of the parent, and covering the use of such securities as collateral for loans to any borrower. These restrictions that apply may limit Bancorp’s ability to obtain funds from the Bank for its cash needs, including funds for payment of interest on its trust preferred securities, cash dividends and operational expenses.

Bank Regulation

     General. The Bank is an Oregon state-bank and is not a member of the Federal Reserve System. The Bank conducts banking business in Oregon and Washington. The Bank is subject to supervision and regulation by the Oregon Department of Consumer and Business Services, the FDIC and to a lesser extent, the Washington Department of Financial Institutions. The Bank’s regulators conduct regular examinations of the Bank and have the authority to prohibit the Bank from engaging in unsafe or unsound banking practices.

     Deposit Insurance. Deposits maintained at the Bank are insured by the FDIC up to $250,000 per account owner through December 31, 2009. On January 1, 2010, the standard coverage limits are scheduled to return to $100,000 for all deposit categories except Individual Retirement Accounts and certain other retirement accounts, which will continue to be insured up to $250,000 per account owner. The Bank is required to pay quarterly deposit insurance premiums to the FDIC. Premiums are based on how much risk a particular institution presents to the Bank Insurance Fund. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in unsafe or unsound condition, or has violated applicable laws, regulations or orders.

     Transaction Account Guarantee Program. The Bank participates in the FDIC’s Transaction Account Guarantee Program, which is one of the two primary components of the FDIC’s Temporary Liquidity Guarantee Program (the “TLGP”). Under the TLGP, effective October 14, 2008, through December 31, 2009, all noninterest-bearing transaction accounts, IOLTA accounts, and certain NOW accounts are fully guaranteed by the FDIC for the entire amount in the account. Coverage under the Transaction Account Guarantee Program is in addition to and separate from the coverage available under the FDIC’s general deposit insurance rules.

     Community Reinvestment Act and Fair Lending and Reporting Requirements. The Bank is subject to the Community Reinvestment Act of 1977, as amended (“CRA”) and to certain fair lending and reporting requirements that relate primarily to home mortgage lending operations. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The federal banking agencies may take into account compliance with the CRA when regulating and supervising other activities, such as evaluating mergers, acquisitions and applications to open a branch or facility. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank received a CRA rating of satisfactory during its most recent CRA examination in February 2008.

     There are several rules and regulations governing fair lending and reporting practices by financial institutions. A bank may be subject to substantial damages, penalties and corrective measures for any violation of fair lending and reporting, including credit reporting, laws and regulations.

     Consumer Privacy. Bancorp and the Bank are subject to laws and regulations that impose privacy standards that limit the ability of banks and other financial institutions to disclose non-public information about consumers to nonaffiliated third parties. These limitations require disclosure of privacy policies to consumers and, in some circumstances, allow consumers to prevent disclosure of certain personal information to a nonaffiliated third party.

Capital Adequacy

     Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum levels, the bank holding company or bank may be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

     The FDIC and Federal Reserve use risk-based capital guidelines for banks and bank holding companies. Risk-based guidelines are designed to make capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off balance sheet exposure and to minimize disincentives for holding liquid low-risk assets. Assets and off balance sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off balance sheet items. The guidelines are minimums and the Federal Reserve may require that a banking organization maintain ratios in excess of the minimums, particularly organizations contemplating significant expansion. Current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier I capital. Tier I capital for bank holding companies includes common stockholders’ equity, qualifying preferred stock and minority interests in equity accounts of consolidated subsidiaries, minus certain deductions, including, without limitation, goodwill, other identifiable intangible assets, and deferred tax assets.

     The Federal Reserve also employs a leverage ratio, which is Tier I capital as a percentage of total assets minus certain deductions, including, without limitations, goodwill, mortgage servicing assets, other identifiable intangible assets, and certain deferred tax assets, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%. However, for all but the most highly rated bank holding companies and for bank holding companies seeking to expand, the Federal Reserve expects an additional cushion of at least 1% to 2%.

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

The USA Patriot Act

     Enacted in 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) gives the federal government new powers to address terrorist threats through enhanced domestic security measures, expanded surveillance powers, increased information sharing and broadened anti-money laundering requirements. The USA Patriot Act and the Bank Secrecy Act require banks to implement policies and procedures with respect to money laundering, suspicious activities, currency transaction reporting and currency crimes.

Monetary and Fiscal Policy Effects on Interest Rates

     Banking is a business which depends on interest rate differentials. In general, the major portion of a bank’s earnings derives from the differences between: (i) interest received by a bank on loans extended to its customers and the yield on securities held in its investment portfolio; and (ii) the interest paid by a bank on its deposits and its other borrowings (the bank’s “cost of funds.”) Thus, our earnings and growth are constantly subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary, fiscal and related policies of the United States and its agencies, particularly the Federal Reserve and the U.S. Treasury. The nature and timing of changes in such policies and their impact cannot be predicted.

ITEM 1A. RISK FACTORS

The following are risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order.

Future loan losses may exceed our allowance for loan losses.

     We are subject to credit risk, which is the risk that borrowers will fail to repay loans in accordance with their terms. An extended recession or further weakening of the economy or a specific industry sector or a rapid change in interest rates could adversely affect our borrowers’ ability to repay loans. A sustained weakness in the relevant real estate markets could further adversely affect the value of the collateral for many of our loans. Developments of this nature could result in losses in excess of our allowance for credit losses. In addition, to the extent that loan payments from borrowers are not timely, the loans will be placed on nonaccrual status, thereby lowering earning assets balances, reducing future interest income, and, in certain circumstances requiring reversal of previously accrued interest income.

     We maintain an allowance for loan losses that represents management’s best estimate, as of a particular date, of the probable amount of loan receivables that the Bank will be unable to collect. When available information confirms that specific loans or portions of loans are uncollectible, those amounts are charged off against the allowance for loan losses. Our management establishes the allowance for loan losses based on a continual evaluation of lending concentrations, specific credit risks, past loan loss experience, loan portfolio and collateral quality, and relevant economic, political, and regulatory conditions. Adverse changes in any of these or other factors that management considers relevant may result in an increase in the allowance for loan losses. In addition, federal and state banking regulators periodically review the allowance for loan losses and may require that the Bank increase the allowance or recognize loan charge-offs. Any additional provision for loan losses to increase the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations. For more information on this topic, see “Critical Accounting Policies” and “Allowance for Credit Losses and Net Loan Charge-offs” in Item 7 of this report below.

Bancorp may need to raise additional capital in the future to enhance or maintain desired levels of capital, improve capital ratios, or increase liquidity available for operations.

     In the event Bancorp desires to raise additional capital, any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financings, dilution to Bancorp’s shareholders could result and securities issued in such financings may have rights, preferences and privileges that are senior to those of Bancorp’s current shareholders. Under Bancorp’s articles of incorporation, it may issue preferred equity without first obtaining shareholder approval. Debt financing may include covenants that restrict Bancorp’s operations and interest charges would detract from future earnings. In the event additional capital is unavailable on acceptable terms through available financing sources, we may instead take additional steps to preserve capital, including further slowing of lending activities and new loan commitments, selling certain assets, increasing loan participations or eliminating our cash dividend to shareholders. During the third quarter of 2008, we reduced our cash dividend to $.01 per share as part of our efforts to preserve capital.

Home values may continue to decrease leading to additional and greater than anticipated loan charge-offs and valuation write downs on our other real estate owned (“OREO”) properties.

     We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. During 2008, we acquired a significant amount of OREO relating to loans originated in the two-step loan portfolio (“two-step loans”) and, to a lesser extent, other loan portfolios. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties and, in certain cases, complete construction of structures prior to sale. We expect that our earnings in 2009 will be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Any decrease in market prices may lead to OREO write downs, with a corresponding expense in our income statement. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it. Further property write downs could have a material adverse effect on our financial condition and results of operations. We currently have $127.6 million in nonaccrual loans and $70.1 million of OREO properties.

Rapidly changing interest rate environments could reduce our net interest margin, net interest income, fee income and net income.

     Interest and fees on loans and investment securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are key drivers of our net interest margin and are subject to many factors beyond the control of management. As interest rates change, net interest income is affected. Rapid increases in interest rates in the future could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Rapid decreases in interest rates could result in interest income decreasing faster than interest expense, for example, if management is unable to match decreases in earning assets yields, with reduced rates paid on deposits or borrowings. Periods of low market interest rates, such as we have today, has adversely impacted our net interest spread and net interest income because our earning assets yield decreases during a time that our cost of interest bearing liabilities is already low and cannot be correspondingly reduced further. For more information on this topic, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this report below.

We face liquidity risks in the operation of our business.

     Liquidity is crucial to the operation of Bancorp and the Bank. Liquidity risk is the potential that we will be unable to fund increases in assets or meet payment obligations, including obligations to depositors, as they become due because of an inability to obtain adequate funding or liquidate assets. For example, funding illiquidity may arise if we are unable to attract core deposits or are unable to renew at acceptable pricing long-term borrowings or short-term borrowings from the overnight inter-bank market, the Federal Home Loan Bank System, brokered deposits, or the Federal Reserve discount window. Illiquidity may also arise if our regulatory capital levels decrease, our lenders require additional collateral to secure our repayment obligations, or a large amount of our deposits are withdrawn. We may also experience illiquidity due to unexpected cash outflows on committed lines of credit or financial guarantees or due to unexpected events. The increasingly competitive retail deposit environment increases liquidity risk (and increases our cost of funds) as increasingly sophisticated depositors move funds more frequently in search of higher rates or better opportunities. Bancorp’s liquidity may be negatively impacted by regulatory or statutory restrictions on payment of cash dividends by the Bank. We monitor our liquidity risk, including, without limitation, through contingency planning stress testing. We also seek to avoid over concentration of funding sources and to establish and maintain back-up funding facilities that we can draw down if normal funding sources become unavailable. If we fail to control our liquidity risks, there may be materially adverse effects on our results of operations and financial condition.

Disruptions in the real estate mortgage market may continue to impact our operations.

     In late 2007, lenders and other participants in the real estate mortgage market began to experience higher than anticipated levels of borrower defaults and lender foreclosures, which in turn caused significant adverse economic consequences to many participants in the real estate lending market, including loan originators, loan servicers, and participants in the secondary loan markets. These consequences spread to other markets, including, most significantly, the general credit markets and real estate markets, and the economy as a whole. We have experienced a high rate of default in connection with our two-step loan portfolio and increasing rates of default in other areas that are due, in part, to the disruptions in the lending and real estate markets and the weak economy in general. We expect to experience further defaults and the rate of defaults may worsen if the credit and real estate markets do not stabilize and eventually begin to improve or if economic conditions do not improve.

The Congressional and regulatory response to the current economic and credit crisis could have an adverse effect on our business.

     Federal and state legislators and regulators are expected to pursue increased regulation of how banks are operated and how loans are originated, purchased, and sold as a result of the current economic and credit crisis. Changes in the lending market and secondary markets for loans and related congressional and regulatory responses may impact how the Bank makes and underwrites loans, buys and sells such loans in secondary markets, and otherwise conducts its business. We are unable to predict whether any legislative or regulatory initiatives or actions will be implemented, what form they will take, whether they will be directed at the Bank, or whether such initiatives or actions, once they are initiated or taken, will thereafter continue to change. Any such actions could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. For more information regarding the regulatory environment in which we operate, see “Supervision and Regulation” in Item 1 of this report above. The administration of President Barack Obama recently announced a comprehensive mortgage-relief plan.  The effects of this plan and any other similar programs or inititatives that may be implemented are difficult to predict, but they could result in increased losses to the Bank, either directly or indirectly through the Bank's ownership of investment securities, including mortgage-backed securities.

Our business may be harmed by adverse events at other financial institutions.

     Financial institutions are interrelated as a result of trading, clearing, correspondent banking, counterparty, and other relationships and because of regulatory factors. Bancorp enters into transactions with financial services companies, including commercial banks and correspondent banks. Many of these transactions expose Bancorp and the Bank to credit and bankruptcy risk in the event of a default or bankruptcy by a counter party. The Bank may also be negatively impacted by the failure of other banks. For example, as a depository of public funds, the Bank will be assessed, and the Bank is statutorily obligated to pay, a pro rata share of the losses of public funds held at a failed public depository in Oregon and Washington. In addition, assessments the Bank pays to the FDIC and others, including deposit insurance premiums, will increase even further in the event of bank failures or other adverse events affecting the banking system generally or the Bank in particular.

Significant legal and regulatory actions could subject us to uninsured liabilities, associated reputational risk, and reduced revenues.

     From time to time, we are sued for damages or threatened with lawsuits relating to various aspects of our operations. We may also be subject to investigations and possibly substantial civil money penalties assessed by, or other actions of, federal or state regulators in connection with violations or alleged violations of applicable laws, regulations or standards. We may incur substantial attorney fees and expenses in the process of defending against lawsuits or regulatory actions and our insurance policies may not cover, or cover adequately, the costs of adverse judgments, civil money penalties, and attorney fees and expenses. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our results of operations, capital, and financial condition.

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

     We have placed a strategic emphasis on expanding our branch network and product offerings. Executing this strategy carries risks that costs will increase without compensating increases in revenues. If we experience lower than expected loan and deposit growth at new branches and lower than expected demand for new product offerings, we may not realize anticipated increases in revenues and net income. Opening new branches and introducing new products may result in more expenses than anticipated and divert financial and personnel resources from current core operations.

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

A weakening economy could negatively impact payment systems, trust and investment revenues.

     Reduced transaction volume and lower average transaction amounts associated with reduced economic activity and the recessionary environment may result in declining fees from credit and debit cards, merchant relationships, and other business lines. Additionally, a weak economy may adversely affect the equity markets, which in turn, would reduce our trust and investment sales revenues.

Inability to hire or retain key professionals, management and staff could adversely affect our revenues and net income.

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

     We face various operational risks that arise from the potential that inadequate information systems, operational problems, failures in internal controls, breaches of our security systems, fraud, the execution of unauthorized transactions by employees, or any number of unforeseen catastrophes could result in unexpected losses. Additionally, third party vendors provide key components of our business infrastructure such as internet connections, network access, data reporting, and data processing. Any problems caused by third parties could adversely affect our ability to deliver products and services to our customers and our revenues, expenses, and earnings. Replacing third party vendors, should that be necessary, may entail significant delay and expense.

The financial services industry is very competitive.

     We face competition in attracting and retaining deposits, making loans and providing other financial services. Our competitors include other community banks, larger banking institutions, including institutions that have only recently become bank holding companies in connection with their acceptance of TARP investments, and a wide range of other financial institutions, such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than us. For a more complete discussion of our competitive environment, see “Competition” in Item 1 of this report above. If we are unable to compete effectively, we will lose market share, and income from loans and other products may be reduced. We are currently in a particularly competitive market for low cost deposits, which has led to increased pressure on our deposit balances and net interest margin. This competition for deposits is likely to increase given the large new entrants in the deposit market, such as GMAC, American Express and Morgan Stanley, and traditional banks’ desire to maintain and increase deposits. These new entrants in the deposit market have much greater resources than we do and a history of competing aggressively in consumer and business markets.

The Company’s market value could result in an impairment of goodwill.

     Goodwill is evaluated for impairment on an annual basis at April 30, or when circumstances indicate an impairment may exist. Recently, the Company’s common stock has been trading at a price significantly below its book value. The Company evaluated its goodwill as of December 31, 2008, due to a decrease in the Company’s market capitalization, and concluded that there was no impairment.

     If impairment of goodwill was deemed to exist, we would be required to write down our goodwill resulting in a charge to earnings. For more information regarding Bancorp’s goodwill, see Note 1 “Summary of Significant Accounting Policies” to the Company’s audited financial statements included under “Financial Statements and Supplementary Data” in Item 8 of this report.

Market and other constraints on our construction loan origination volumes are expected to lead to decreases in our interest and fee income that are not expected to be offset by reductions in our noninterest expenses.

     Due to existing conditions in housing markets in the areas in which we operate and other factors, we project that our construction loan originations will be materially constrained throughout 2009. This will reduce interest income and fees generated from this part of our business. Unless this revenue decline is offset by other areas of our operations, our total revenues may decline relative to our total noninterest expenses. We expect that it will be difficult to find new revenue sources in the near term to offset expected declines in our interest income. We have implemented plans to trim our noninterest expenses in light of the unfavorable environment, but we do not expect these expense reductions to completely offset revenue declines, at least in the near term.

The value of certain securities in our investment securities portfolio may be negatively affected by disruptions in the market for these securities.

     In addition to interest rate risk typically associated with an investment portfolio, the market for certain investment securities held within our investment portfolio has over the past year become much less liquid. This coupled with uncertainly surrounding the credit risk associated with the underlying collateral has caused material discrepancies in valuation estimates obtained from third parties. We value some of our investments using internally developed cash flow and valuation models, which include certain subjective estimates which we believe, are reflective of the estimates a purchaser of such securities would use if such a transaction were to occur. The volatile market may affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks, in addition to interest rate risk typically associated with these securities. There can be no assurance that the declines in market value associated with these disruptions will not result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our net income, equity, and capital ratios.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     The principal properties owned by the Bank include a 40,000-square-foot office and branch facility in downtown Salem, Oregon, a 15,600-square-foot office and branch facility in Newport, Oregon, and a 12,000-square-foot branch and office facility in Lacey, Washington. In total, the Bank owns 27 buildings, primarily to house branch offices. The Bank leases the land under seven buildings and owns the land under 20 of these buildings. In addition, the Bank leases 45 office spaces and buildings for branch locations.

     Other non-branch office facilities are located in leased office space, including our headquarters office in Lake Oswego, Oregon, office and processing space in Salem, Oregon, where the Bank’s data center is located, space in Wilsonville, Oregon, where its loan servicing and operations center is located, space in Vancouver, Washington, where we have lending personnel and a branch office, and space in downtown Portland, where we have commercial banking personnel, West Coast Investment Services and West Coast Trust. In addition, we lease three smaller office spaces for lending personnel in Lake Oswego and Bend, Oregon, and in Tukwila, Washington.

     The aggregate monthly rental on 52 leased properties is approximately $349,000.

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

Stock Price and Dividends

     Bancorp common stock trades on the NASDAQ Global Select Market under the symbol “WCBO.” The high and low closing sale prices per share of our common stock for each quarter during the last two years are shown in the table below, together with dividend information for each period. The prices below do not include retail mark-ups, mark-downs or commissions, may not represent actual transactions and are not adjusted for dividends. As of December 31, 2008, we had approximately 1,916 holders of record.

	2008			2007
	Market Price		Cash dividend	Market Price		Cash dividend
	High	Low	declared	High	Low	declared
1st Quarter	$18.01	$11.06	$0.1350	$34.44	$29.31	$0.1200
2nd Quarter	$15.00	$8.67	$0.1350	$32.49	$29.57	$0.1200
3rd Quarter	$18.12	$7.40	$0.0100	$31.85	$25.97	$0.1350
4th Quarter	$14.76	$3.69	$0.0100	$30.78	$18.50	$0.1350

     Bancorp dividends are limited under federal and Oregon laws and regulations pertaining to Bancorp’s financial condition. Payment of dividends by the Bank is also subject to limitation under state and federal banking laws and by actions of state and federal banking regulators. For more information on this topic, see “Supervision and Regulation” in Item 1 of this report above, and “Liquidity and Sources of Funds” in Item 7 of this report below.

     Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference into Part III, Item 12 of this report.

Issuer Purchases of Equity Securities

     The following table provides information about purchases of common stock by the Company during the quarter ended December 31, 2008:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased/Cancelled (1)	per Share	(2)	Under the Plans or Programs
10/1/08 - 10/31/08	367	$9.26	-	1,051,821
11/1/08 - 11/30/08	-		-	1,051,821
12/1/08 - 12/31/08	11	$4.20	-	1,051,821
Total for quarter	378		-

(1)

Shares repurchased by Bancorp during the quarter include shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 367 shares, 0 shares, and 11 shares, respectively, for the periods indicated. There were no shares repurchased in the periods indicated pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below.

(2)

Under the Repurchase Program, the board of directors originally authorized the Company to purchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, and by 1.0 million shares in April 2004, and by 1.0 million shares in September 2007 for a total authorized repurchase amount as of December 31, 2008, of approximately 4.9 million shares.

Five Year Stock Performance Graph

     The following chart compares the yearly percentage change in the cumulative shareholder return on our common stock during the five years ended December 31, 2008, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2003, in our common stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. West Coast Bancorp’s total cumulative return was -64.8% over the five year period ended December 31, 2008, compared to -18.1% and -20.0% for the NASDAQ Bank Stocks and NASDAQ composite, respectively.

	Period Ended
Index	12/31/03	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08
West Coast Bancorp	100.0	121.2	127.9	169.7	93.0	35.2
NASDAQ Composite	100.0	109.1	111.4	122.9	136.0	81.9
NASDAQ Bank Index	100.0	113.4	111.2	126.4	101.6	80.0

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Five Year Financial Data

     The following selected consolidated five year financial data should be read in conjunction with Bancorp’s audited consolidated financial statements and the related notes to those statements presented in Item 8 of this report.

(Dollars in thousands, except per share data)	As of and For the Year ended December 31,
	2008	2007	2006	2005	2004
Interest income	$140,846	$183,190	$150,798	$112,991	$92,988
Interest expense	48,696	68,470	49,926	26,430	18,115
Net interest income	92,150	114,720	100,872	86,561	74,873
Provision for credit losses	40,367	38,956	2,733	2,175	2,260
Net interest income after provision for credit losses	51,783	75,764	98,139	84,386	72,613
Noninterest income	24,629	33,498	28,096	23,099	22,463
Noninterest expense	90,323	85,299	81,665	72,634	63,371
Income (loss) before income taxes	(13,911)	23,963	44,570	34,851	31,705
Provision (benefit) for income taxes	(7,598)	7,121	15,310	11,011	9,697
Net income (loss)	$(6,313)	$16,842	$29,260	$23,840	$22,008

Net interest income on a tax equivalent basis	$93,901	$116,361	$102,432	$88,025	$76,526

Per share data:
Basic earnings (loss) per share	$(0.41)	$1.09	$1.95	$1.63	$1.48
Diluted earnings (loss) per share	$(0.41)	$1.05	$1.86	$1.55	$1.42
Cash dividends	$0.29	$0.51	$0.45	$0.40	$0.36
Period end book value	$12.63	$13.35	$12.89	$10.69	$9.94
Weighted average common shares outstanding	15,472	15,507	15,038	14,658	14,849
Weighted average diluted shares outstanding	15,472	16,045	15,730	15,344	15,526

Total assets	$2,516,140	$2,646,614	$2,465,372	$1,997,138	$1,790,919
Total deposits	$2,024,379	$2,094,832	$2,006,352	$1,649,462	$1,472,709
Total long-term borrowings	$91,059	$83,100	$57,991	$83,100	$85,500
Total loans, net	$2,035,876	$2,125,752	$1,924,673	$1,533,985	$1,409,023
Stockholders’ equity	$198,187	$208,241	$200,882	$157,123	$147,854
Financial ratios:
Return on average assets	-0.25%	0.66%	1.33%	1.28%	1.28%
Return on average equity	-3.06%	7.93%	16.47%	15.76%	15.45%
Average equity to average assets	8.04%	8.37%	8.10%	8.09%	8.29%
Dividend payout ratio	-70.73%	47.51%	24.19%	24.50%	25.00%
Efficiency ratio (1)	72.79%	56.90%	62.23%	64.19%	64.01%
Net loans to assets	80.91%	80.33%	78.07%	76.81%	78.68%
Average yields earned (2)	5.92%	7.72%	7.37%	6.49%	5.84%
Average rates paid	2.60%	3.76%	3.27%	2.06%	1.50%
Net interest spread (2)	3.32%	3.96%	4.10%	4.43%	4.34%
Net interest margin (2)	3.90%	4.86%	4.96%	4.99%	4.72%
Nonperforming assets to total assets	7.86%	1.12%	0.06%	0.05%	0.12%
Allowance for loan losses to total loans	1.40%	2.16%	1.18%	1.32%	1.33%
Allowance for credit losses to total loans	1.45%	2.53%	1.18%	1.32%	1.33%
Net loan charge-offs to average loans	3.04%	0.34%	0.06%	0.05%	0.11%
Allowance for loan loss to
nonperforming loans	22.67%	177.53%	1567.61%	1881.86%	867.48%

(1)	The efficiency ratio has been computed as noninterest expense divided by the sum of net interest income on a tax equivalent basis and noninterest income excluding gains/losses on sales of securities.
(2)	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

Consolidated Quarterly Financial Data

     The following table presents selected consolidated quarterly financial data for each quarter of 2008 and 2007. The financial information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

(Dollars in thousands, except per share data)	2008 Quarters ended (unaudited)
	December 31,	September 30,	June 30,	March 31,
Interest income	$32,017	$34,772	$35,745	$38,312
Interest expense	10,880	11,049	12,032	14,735
Net interest income	21,137	23,723	23,713	23,577
Provision for credit losses	16,517	9,125	6,000	8,725
Net interest income after provision for credit losses	4,620	14,598	17,713	14,852
Noninterest income	4,310	1,070	9,038	10,211
Noninterest expense	22,535	22,221	23,346	22,221
Income (loss) before income taxes	(13,605)	(6,553)	3,405	2,842
Provision (benefit) for income taxes	(4,924)	(4,237)	721	842
Net income (loss)	$(8,681)	$(2,316)	$2,684	$2,000

Basic earnings (loss) per share	$(0.56)	$(0.15)	$0.17	$0.13
Diluted earnings (loss) per share	$(0.56)	$(0.15)	$0.17	$0.13

Return on average assets (1)	-1.38%	-0.36%	0.41%	0.31%
Return on average equity (1)	-17.21%	-4.47%	5.19%	3.81%

(1)     Ratios have been annualized.

(Dollars in thousands, except per share data)	2007 Quarters ended (unaudited)
	December 31,	September 30,	June 30,	March 31,
Interest income	$45,528	$47,742	$46,148	$43,772
Interest expense	17,253	17,905	17,424	15,888
Net interest income	28,275	29,837	28,724	27,884
Provision for credit losses	29,956	2,700	3,500	2,800
Net interest income (expense)
after provision for credit losses	(1,681)	27,137	25,224	25,084
Noninterest income	8,615	8,145	8,705	8,033
Noninterest expense	20,160	22,602	21,500	21,037
Income (loss) before income taxes	(13,226)	12,680	12,429	12,080
Provision (benefit) for income taxes	(5,739)	4,350	4,294	4,216
Net income (loss)	$(7,487)	$8,330	$8,135	$7,864

Basic earnings (loss) per share	$(0.48)	$0.54	$0.52	$0.51
Diluted earnings (loss) per share	$(0.48)	$0.52	$0.50	$0.49

Return on average assets (1)	-1.14%	1.29%	1.29%	1.31%
Return on average equity (1)	-13.51%	15.33%	15.51%	15.68%

(1)     Ratios have been annualized.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited consolidated financial statements and related notes to those statements as of December 31, 2008 and 2007, and for each of the three years in the period ended December 31, 2008, of West Coast Bancorp and its subsidiaries that appear in Item 8 “Financial Statements and Supplementary Data” of this report. References to “we,” “our” or “us” refer to West Coast Bancorp and its subsidiaries.

Forward Looking Statement Disclosure

     Statements in this Annual Report of West Coast Bancorp (“Bancorp” or the “Company”) regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. The Company’s actual results could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projects,” “potential,” or “continue,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance. Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risks discussed in the text of this Annual Report as well as the following specific factors:

  General economic conditions, whether national or regional, and conditions in the real estate markets that could affect the demand for our loan and other products and ability of borrowers to repay loans, lead to further declines in credit quality and increased loan losses, and continue to negatively affect the value and salability of the real estate that is the collateral for many of our loans or that we own directly;

  Changing business, banking, or regulatory conditions or policies, or new legislation, affecting the financial services industry, including the Emergency Economic Stabilization Act of 2008 and related programs such as the U.S. government’s Troubled Assets Relief Program and any new legislation adopted by Congress and the administration of President Barack Obama, that could lead to changes in the competitive balance among financial institutions, restrictions on bank activities, changes in costs, including deposit insurance premiums, for particular financial institutions or financial institutions generally, increase regulatory scrutiny, declines in consumer confidence in depository institutions generally or certain financial institutions in particular or changes in the secondary market for bank loan and other products;

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

     Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis and assumptions only as of the date of the statements. Bancorp does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

     Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (“SEC”).

Critical Accounting Policies

     We have identified our most critical accounting policies to be those related to the allowance for credit losses and valuation of other real estate owned (“OREO”).

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

     Our methodology for establishing the allowance for credit losses incorporates a variety of risk considerations, both quantitative and qualitative, that management believes are appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, estimates of, and changes in, collateral values, changes in risk ratings on loans and other factors. Qualitative factors include the general economic environment in our markets and, in particular, the state of the real estate market and specific relevant industries. Other qualitative factors that are considered in our methodology include, size and complexity of individual loans in relation to the lending officer’s background and experience levels, loan structure, extent and nature of waivers of existing loan policies, and pace of loan portfolio growth. As we add new products, increase the complexity of the loan portfolio, and expand our geographic coverage, we intend to enhance and adapt our methodology to keep pace with the size and complexity of the loan portfolio. Changes in any of the above factors could have a significant effect on the calculation of the allowance for credit losses in any given period. Management believes that our systematic methodology continues to be appropriate given our size and level of complexity. This discussion should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this report, and the section “Allowance for Credit Losses and Net Loan Charge-offs” below.

     As of September 30, 2007, we reclassified $1.0 million of the allowance for loan losses to a reserve for unfunded loan commitments. As a result, we are reporting our allowance for credit losses in this report and elsewhere for ease of comparison to prior periods and to give readers information about our entire loan portfolio, including our unfunded commitments. The reclassification of a portion of our allowance to a separate reserve had no impact on our provision for loan losses expense. The reserve for unfunded commitments is evaluated on a quarterly basis and appropriate increases or decreases will be reflected in the income statement. At December 31, 2008, our reserve for unfunded commitments was $1.0 million.

     Valuation of OREO. OREO is real property of which the Bank has taken substantial possession or that has been deeded to the Bank through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in partial or full satisfaction of a loan or loans. OREO is initially recorded at the lower of the carrying amount of the loan or fair value of the property less estimated costs to sell. This amount becomes the property’s new basis. Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Any differences between management’s assessment of fair value, less estimated cost to sell, and the carrying value of the loan at the date a particular property is transferred into OREO are charged to the allowance for credit losses. Thereafter, decreases in the value of OREO are considered valuation adjustments and trigger a corresponding charge to line item “other real estate owned sales and valuation adjustments” within total noninterest income of the consolidated statements of income. Management has policies and procedures in place to review OREO valuation periodically in an effort to ensure the properties are carried at the lower of its new basis or fair value, net of estimated costs to sell. Any subsequent OREO write downs are charged to other real estate owned sales and valuation adjustments. At December 31, 2008, the Bank had $70.1 million of OREO.

Developments, Business Strategies and Financial Overview

     Developments. Subsequent to the issuance of our earnings release we made an adjustment that is reflected in the financial results for fourth quarter and the full year 2008. Including these adjustments, our net loss for the full year 2008 was $6.3 million or $.41 per share, as compared to a net loss of $5.8 million or $.38 per share disclosed in our earnings release dated January 19, 2009. Full year return on equity decreased to -3.1% from the previously reported -2.8%. The adjustment related to $.5 million after tax in equity compensation expense, due to a recalculation associated with employees eligible for retirement under certain equity compensation plans. The adjustment only affected the timing of expense recognition as future recorded equity compensation expense will decline by a like amount.

     Business Strategies. To sustain future growth and accomplish our financial objectives, we have defined five strategies:

  Focus on profitable customer segments;

  Exploit local market opportunities;

  Design and support value added products;

  Expand branch distribution; and

  Maintain community focus and high employee and customer satisfaction.

     Our strategies are designed to direct our tactical investment decisions to accomplish our financial objectives. To produce net interest income, the key component of our revenues, and consistent earnings growth over the long-term, we must generate loan and deposit growth at acceptable interest rate spreads within our markets of operation. However, in the near term, reflecting the challenging economic environment, we will continue to focus on managing our capital resources. This means we are limiting our loan origination volume to control risk weighted asset growth, and tightly controlling expenses in ways that we believe avoid negative impact on our customers. To generate and grow loans and deposits in the long run, we believe we must focus on a number of areas, including but not limited to, the quality and breadth of our branch network, our sales practices, customer and employee satisfaction and retention, technology, product innovation, vendor relationships and competitive pricing of our products. Net interest income is sensitive to our ability to attract and retain lending officers, close loans in the pipeline and maintain asset quality at an acceptable level. Failure in these areas could negatively affect our ability to meet our goals. Our ability to attract and grow low cost deposits is also important to fund loans and grow revenues and maintain adequate liquidity.

     We also consider noninterest income important to our continued financial success. Fee income generation is primarily related to our loan and deposit operations, such as deposit service charges, fees from payment system products (interchange, merchant services, ACH, check and credit card) and fees on sales of financial products, including residential mortgages and trust and investment products. Many of the products and services that generate fee income are offered through relationships with third party providers, thus we are dependent on the continuity of those relationships to continue this important source of income.

     While we review and manage all customer segments, we have focused increased efforts on four targeted areas: 1) high value consumers (including the mature market), 2) smaller businesses with credit needs under $250,000, 3) medium-sized commercial businesses with credit needs over $250,000 up to $20 million and 4) commercial real estate businesses. We strive to maintain a local community-based management philosophy in all of our branches. We will continue to emphasize hiring local branch and lending personnel with strong ties to the specific local communities we seek to serve and with expertise in growing and servicing targeted business and consumer customer segments.

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

     Financial Overview for Years Ended December 31, 2008, 2007 and 2006. Our net loss for the full year 2008 was $6.3 million, as compared to income of $16.8 million in 2007 and $29.3 million in 2006. The loss per diluted share for the year ended December 31, 2008, was $.41, while earnings per diluted share for 2007 and 2006 were $1.05, and $1.86, respectively. Return on average equity declined to -3.06% in 2008 from 7.9% in 2007 and 16.5% in 2006. The provision for credit losses for the year ended December 31, 2008, was $40.4 million compared to $38.9 million in 2007 and $2.7 million in 2006.

Income Statement Overview

     Net Interest Income. The following table displays information on net interest income, average yields earned and rates paid, as well as net interest spread and margin information on a tax equivalent basis for the periods indicated. This information can be used to follow the changes in our yields and rates and the changes in our earning assets and liabilities over the past three years:

(Dollars in thousands)	Year Ended December 31,			Increase (Decrease)		Percentage Change
	2008	2007	2006	08-07	07-06	08-07	07-06
Interest and fee income (1)	$142,597	$184,831	$152,358	$ (42,234)	$32,473	-22.85%	21.31%
Interest expense	$48,696	$68,470	$49,926	$ (19,774)	$18,544	-28.88%	37.14%
Net interest income (1)	$93,901	$116,361	$102,432	$ (22,460)	$13,929	-19.30%	13.60%

Average interest earning assets	$2,409,896	$2,394,958	$2,066,217	$ 14,938	$328,741	0.62%	15.91%
Average interest bearing liabilities	$1,876,083	$1,821,299	$1,525,683	$ 54,784	$295,616	3.01%	19.38%
Average interest earning assets/
Average interest bearing liabilities	128.45%	131.50%	135.43%	-3.04%	-3.93%
Average yield earned (1)	5.92%	7.72%	7.37%	-1.80%	0.35%
Average rate paid	2.60%	3.76%	3.27%	-1.16%	0.49%
Net interest spread (1)	3.32%	3.96%	4.10%	-0.64%	-0.14%
Net interest margin (1)	3.90%	4.86%	4.96%	-0.96%	-0.10%

(1)     Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

     Net interest income on a tax equivalent basis totaled $93.9 million for the year ended December 31, 2008, a decrease of $22.5 million, or 19.3%, from $116.4 million for 2007, which by contrast was an increase of $13.9 million from 2006. The decrease in net interest income from 2007 to 2008 was mainly due to declining loan yields caused by materially lower market interest rates which we were unable to fully offset by reducing rates paid on deposits and borrowings. The net interest margin decreased from 4.86% in 2007 to 3.90% in 2008 with the main factors being interest reversals related to nonaccrual loans in the two-step and other than two-step construction loan portfolios, lower construction loan fees and balances, cost of funding nonperforming assets on our balance sheet and the lag in the decline of deposit rates relative to the decline in loan yields. The net interest margin was 4.96% in 2006.

     Deposit rates and volumes in 2008 were affected by customers’ concerns over the stability of the banking system, the failure of several financial institutions and the uncertainty surrounding the U.S. Treasury Department’s Troubled Assets Relief Plan (“TARP”) Capital Purchase Plan (“CPP”). Business customers, in particular, allocated their funds among multiple banks. Additionally, certain competitors paid high rates relative to market interest rates to retain deposits. While the increase in FDIC deposit insurance limits in October 2008 helped stabilize deposit volumes, the Company continued to experience deposit decreases in certain time deposits and money market accounts with large deposit balances. However, the number of deposit accounts continued to grow in key core deposit categories.

     Changing interest rate environments, including the slope, level of, and changes in the yield curve, and competitive pricing pressure, could lead to higher deposit costs, lower loan yields, reduced net interest margin and spread and lower loan fees, all of which could lead to additional pressure on our net interest income. At December 31, 2008, we remained asset sensitive, meaning that earning assets mature or reprice more quickly than interest bearing liabilities in a given time period. For more information on this topic, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of this report below.

     We stop recognizing interest on loans at such time as they are moved to nonaccrual status. Interest income reversals may also be required at such time and consequently decrease interest income. We expect the level of interest reversals associated with borrowers defaulting on two-step loans to continue to decline in 2009 compared to 2008, but increase for loans outside the two-step portfolio and therefore to have some continued negative impact on net interest income and net interest margin. We anticipate construction loan balances and associated loan fee revenue will decline further in 2009. Additionally, the cost of funding nonaccruing loans and OREO and the lower value of noninterest bearing deposits in an anticipated low interest rate environment are projected to put continued pressure on our net interest margin in 2009.

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

	Year Ended December 31,
(Dollars in thousands)	2008			2007			2006
	Average			Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/ Paid	Rate (1)	Balance	Earned/ Paid	Rate (1)	Balance	Earned/ Paid	Rate (1)
ASSETS:
Interest earning balances
due from banks	$2,333	$38	1.63%	$1,217	$51	4.19%	$2,118	$109	5.15%
Federal funds sold	16,867	340	2.02%	10,813	513	4.74%	15,139	759	5.01%
Taxable securities (2)	157,648	7,700	4.88%	207,782	10,398	5.00%	228,434	10,840	4.75%
Nontaxable securities (3)	83,826	5,002	5.97%	76,799	4,689	6.11%	70,324	4,457	6.34%
Loans, including fees (4)	2,149,222	129,517	6.03%	2,098,347	169,180	8.06%	1,750,202	136,193	7.78%
Total interest earning assets	2,409,896	142,597	5.92%	2,394,958	184,831	7.72%	2,066,217	152,358	7.37%

Allowance for loan losses	(38,328)			(26,243)			(21,495)
Premises and equipment	34,141			32,598			30,300
Other assets	163,910			136,405			118,607
Total assets	$2,569,619			$2,537,718			$2,193,629

LIABILITIES AND
STOCKHOLDERS’ EQUITY:
Interest bearing demand	$279,227	$1,963	0.70%	$278,734	$3,436	1.23%	$259,053	$2,224	0.86%
Savings	71,542	578	0.81%	72,787	569	0.78%	80,029	459	0.57%
Money market	658,360	14,633	2.22%	665,037	24,953	3.75%	558,734	19,112	3.42%
Time deposits	566,195	20,375	3.60%	554,263	26,078	4.70%	457,077	19,132	4.19%
Short-term borrowings (5)	149,016	4,312	2.89%	136,731	7,057	5.16%	66,139	3,356	5.07%
Long-term borrowings (6)	151,743	6,835	4.50%	113,747	6,377	5.61%	104,651	5,643	5.39%
Total interest bearing
liabilities	1,876,083	48,696	2.60%	1,821,299	68,470	3.76%	1,525,683	49,926	3.27%
Demand deposits	470,601			479,311			466,282
Other liabilities	16,409			24,759			24,016
Total liabilities	2,363,093			2,325,369			2,015,981
Stockholders’ equity	206,526			212,349			177,648
Total liabilities and
stockholders’ equity	$2,569,619			$2,537,718			$2,193,629
Net interest income		$93,901			$116,361			$102,432
Net interest spread			3.32%			3.96%			4.10%

Net interest margin			3.90%			4.86%			4.96%

(1)	Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.
(2)	Includes Federal Home Loan Bank stock balances.
(3)

Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. The tax equivalent basis adjustment for the years ended December 31, 2008, 2007 and 2006, was $1.8 million, $1.6 million and $1.6 million, respectively.

(4)	Includes balances of loans held for sale and nonaccrual loans.
(5)	The maximum amount of short-term borrowings was $266.3 million and $193.5 million for the years ended December 31, 2008 and 2007, respectively.
(6)	Includes junior subordinated debentures with average balance of $51 million for 2008 and $50 million for 2007.

     Our net interest margin declined 96 basis points from 2007 to 2008 due primarily to lower market interest rates, the effect of a materially lower volume of interest accruing construction loans, interest reversals on two-step loans and a higher balance of nonperforming construction loans in our loan portfolio. Also interest earning assets re-priced more quickly than our interest bearing liabilities in the decreasing rate environment during 2008, leading to additional pressure on the net interest margin. From 2006 to 2007 our net interest margin decreased by 10 basis points.

     Net Interest Income – Changes Due to Rate and Volume. The following table sets forth the dollar amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes not due solely to volume or rate and changes due to new product lines, if any, are allocated to volume.

(Dollars in thousands)	Year Ended December 31,
	2008 compared to 2007			2007 compared to 2006

	Increase (Decrease) due to:		Total Increase	Increase (Decrease) due to:		Total Increase
	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
Interest income:
Interest earning balances due
from banks	$47	$(60)	$(13)	$(38)	$(20)	$(58)
Federal funds sold	287	(460)	(173)	(205)	(41)	(246)
Investment security income:
Interest on taxable securities	(2,723)	25	(2,698)	(1,132)	690	(442)
Interest on nontaxable securities (1)	429	(115)	314	395	(163)	232
Loans, including fees on loans	2,396	(42,059)	(39,663)	30,741	2,246	32,987
Total interest income (1)	436	(42,669)	(42,233)	29,761	2,712	32,473

Interest expense:
Interest bearing demand	6	(1,479)	(1,473)	243	969	1,212
Savings	(9)	19	10	(57)	166	109
Money Market	(236)	(10,085)	(10,321)	4,010	1,832	5,842
Time deposits	632	(6,335)	(5,703)	4,589	2,357	6,946
Short-term borrowings	634	(3,379)	(2,745)	3,644	57	3,701
Long-term borrowings (2)	2,130	(1,672)	458	176	558	734
Total interest expense	3,157	(22,931)	(19,774)	12,605	5,939	18,544
Increase (decrease) in net interest income (1)	$(2,721)	$(19,738)	$(22,459)	$17,156	$(3,227)	$13,929

(1)	Tax exempt income has been adjusted to a tax-equivalent basis using a 35% tax equivalent basis.
(2)	Long-term borrowings include junior subordinated debentures.

     For the year ended December 31, 2008, net interest income on a tax equivalent basis was $93.9 million, a decline of $22.5 million from 2007. The decline in net interest income was mainly attributable to a 96 basis point decline in the net interest margin but a decline in average earning assets also contributed. The net interest margin contraction was a result of the declining benefit of noninterest bearing deposits as market rates declined and a 64 basis point contraction in the net interest spread. Also, lower real estate construction loan fees and higher interest reversals reduced the net interest margin. Moreover, the net interest margin was also affected by our inability to match the large decline in the Federal Funds rate with a corresponding reduction in deposit and borrowing costs due to market conditions. In 2006, net interest income on a tax equivalent basis was $102.4 million.

     Lower loan yields, lower loan fees, interest reversals, especially in the real estate construction portfolio, and higher nonaccrual loan balances, also primarily in the construction portfolio, were the main drivers in the $42 million decline in interest income. Lower deposit rates only partially offset the decline in interest income resulting in a $22.5 million decline in net interest income.

     High levels of nonperforming assets, and the cost of funding those assets, and declining loan yields compressing against already low cost of funding are projected to put continued pressure on our net interest margin and net interest income in 2009.

     Provision for Credit Losses. The provision for credit losses is comprised of two components, a provision for loans losses related to outstanding loans and a provision for unfunded commitments to address increases in our reserve for unfunded commitments. The provision for credit losses is recorded to bring the allowance for loan losses and the reserve for unfunded commitments to amounts considered appropriate by management based on factors which are described in the “Credit Management” and “Allowance for Credit Losses and Net Loan Charge-offs” sections of this report.

     Provisions for credit losses of $40.4 million, $38.9 million, and $2.7 million, were recorded for the years ended December 31, 2008, 2007 and 2006, respectively, while net loan charge-offs were $65.3 million, $7.1 million, and $1.1 million, over those same years. The provision for credit losses in 2008 included a provision for loans other than two-step loans of $30.9 million, up from $8.0 million in 2007, primarily due to adverse risk rating migrations and higher net charge-offs in this portfolio. The increase in the provision for credit losses other than two-step in 2008 was mainly caused by deterioration in the residential construction portfolio caused by the continued weak housing market. The 2008 provision relating to two-step loans was $9.5 million of which $4.8 million was recorded in the fourth quarter. The 2007 provision for credit losses included a fourth quarter provision of $30 million, of which $27.8 million related to the two-step loan portfolio. During 2007 we had a greater proportion of our loan portfolio in construction loans than in 2006, which resulted in greater provisioning as well. Construction loans involve a higher inherent risk profile and are therefore allocated a higher provision for loan losses relative to most other loans in the portfolio

     Noninterest Income. Noninterest income remains a key focus for Bancorp, particularly revenues generated by our deposit accounts and payment systems products. Our noninterest income for the year ended December 31, 2008, was $24.6 million down $8.9 million or 27%, compared to $33.5 million in 2007, which was up 19% from $28.1 million in 2006. This decrease predominantly reflected a $6.3 million pretax other-than-temporary impairment (“OTTI”) charge recorded during third quarter 2008 related to our investments in Freddie Mac preferred stock, a Lehman Brothers bond, and two pooled trust preferred securities. Service charges on deposit accounts were up $2.6 million, or over 20%, in 2008 and payment systems related revenues increased 13% or $1.0 million compared to 2007. These increases resulted from successful product introductions, new branch locations and marketing efforts and market conditions that increased the number of transaction deposit accounts. In addition, we increased the number of debit and credit card sales to our customer base. In 2008, gains on sales of loans were $2.3 million, down 31% from $3.4 million for 2007. Trust and investment service revenue declined 15% or $1.0 million in 2008 compared to 2007 due to the decline in the equity market and a challenging environment for investment sales. Increased competition and other competitive factors and regulatory changes could adversely affect our ability to sustain fee generation.

     Noninterest Expense. Noninterest expense was $90.3 million in 2008, $85.3 in 2007, and $81.7 million in 2006. Noninterest expense increased $5.0 million, or 6% in 2008 compared to 2007. Personnel expenses decreased $2.3 million, or 5%, in 2008 compared to 2007 due to the elimination of bonuses, no employer match under our 401(k) plan, and staff reductions. The decline in personnel costs was more than offset by a $2.0 million increase in FDIC insurance premiums and the $3.9 million in additional expense associated with the two-step program, including personnel, legal and other collections, holding and disposition expenses. Occupancy expense was $9.4 million in 2008, an increase of 10%, compared to $8.5 million in 2007, with the 10% increase in 2008 primarily caused by the addition of new locations and annual rent increases. Marketing expenses decreased $.9 million in 2008 due to decreased promotional expenses largely relating to the high performance checking products.

     In response to the challenging economic environment, management has recently initiated a number of actions which are expected to reduce operating expenses when fully implemented. For example, there are continuing efforts to align personnel and other expenses with the reduced economic activity, including lower volumes of real estate transactions, within our markets. Also, in the third quarter of 2008, the Company implemented a Go Green project initiative. The Company encouraged all employees to enroll in iPay Paperless Payroll, has teamed with an outside vendor to encourage customers to enroll in eStatements and Online Bill Pay, and has implemented a secure email site. The Company also re-engineered its work flows to eliminate a nightly courier run. These initiatives are being implemented in a way that we believe best limits the impact on customer service. In an effort to partially offset elevated OREO operating expenses and higher FDIC insurance premiums in 2009, the Company will continue to identify opportunities to reduce personnel costs and lower operating expenses that are consistent with the reduced business activity that has occurred and which is expected to continue in the near term. We expect noninterest expenses associated with nonperforming two-step assets to gradually decline in 2009 compared to 2008 and expense associated with OREO outside the two-step category to increase in 2009.

     Changing business conditions, increased costs in connection with retention of, or a failure to retain key employees, lower loan production volumes causing deferred loan origination costs to decline, unexpected increases in OREO expenses, or a failure to manage our operating and control environments could adversely affect our ability to limit expense growth in the future.

     Income Taxes. The Company recorded a benefit from income taxes of $7.6 million for 2008, compared to tax expense of $7.1 million for 2007 due primarily to the $13.9 million pretax loss in 2008. For more information regarding Bancorp’s income taxes, see Note 13 “Income Taxes” to the Company’s audited financial statements included under “Financial Statements and Supplementary Data” in Item 8 of this report.

Balance Sheet Overview

     Period end total assets were $2.5 billion as of December 31, 2008, down from $2.6 billion at December 31, 2007. Period end total loans decreased by 5% or $108 million since December 31, 2007 due to the $210 million, or 80%, decline in the two-step loan balances during 2008. Total deposits decreased 3% or $70 million in the same period. Our balance sheet management efforts are focused on capital preservation, while also seeking loan and core deposit growth in targeted areas that support our corporate objectives and include:

  Small business and middle market commercial lending;

  Commercial real estate lending;

  Home equity lending; and

  Core deposit production.

     Given the weak economy and housing market in our operating area, the focus of residential housing developers and builders is to sell existing inventory to repay debt and not pursue new projects. Combined with our plan not to solicit additional business for residential construction projects until the market inventory is in balance with market demand this is expected to cause our overall construction loan portfolio to continue to contract in 2009. We also anticipate a more cautious approach to extending new credit in the commercial construction, non-owner occupied commercial real estate and housing related commercial loan categories. Our ability to achieve loan and deposit growth in the future will be dependent on many factors, including the effects of competition, health of the real estate market, economic conditions in our markets, retention of key personnel and valued customers, and our ability to close loans in the pipeline.

     The $70 million decrease in deposits was due primarily to weak economic conditions and changing consumer deposit behaviors caused by those conditions. In order to generate core deposits, we put an emphasis on launching transaction and depository services to satisfy the cash and deposit transaction needs of business customers. Our success in retaining low cost demand deposit balances over this past year can also be attributed to the continued emphasis on our free checking products for both the business and consumer segments. Customer demand deposit balances and the attractiveness of interest bearing deposit products, such as money market and time deposit products, are influenced by the level and shape of the yield curve. This, in turn, influences whether we pursue time deposits or other funding sources on a short term basis

     Despite significantly lower loan growth amongst our competitors, the competition for deposit funding has and continues to be intense. Due to heightened uncertainty about stability of the banking system larger deposit customers are diversifying balances among multiple banks. Moreover, new entrants into banking, as a result of their recent grants of bank holding company status, are also aggressively pursuing FDIC insured deposits as a new source of funds. These factors have not only impacted volume but also the cost of deposit funding. A sustained fierce competitive environment and customer concerns regarding the safety of their deposits could hinder our efforts to retain and grow our deposit base in the future.

Investment Portfolio

     The following table shows the amortized cost and fair value of Bancorp’s investment portfolio. At December 31, 2008, Bancorp had no securities classified as held to maturity.

	December 31, 2008			December 31, 2007
	Amortized		Unrealized	Amortized		Unrealized
(Dollars in thousands)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)
U.S. Treasury securities	$200	$223	23	$200	$207	$7
U.S. Government agency securities	7,310	7,387	77	60,554	61,557	1,003
Corporate securities	12,608	10,877	(1,731)	20,201	19,568	(633)
Mortgage-backed securities	94,846	92,566	(2,280)	85,050	84,197	(853)
Obligations of state and political subdivisions	81,025	82,398	1,373	85,876	86,106	230
Equity investments and other securities	5,161	5,064	(97)	7,963	7,495	(468)
Total Investment Portfolio	$201,150	$198,515	$(2,635)	$259,844	$259,130	$(714)

     At December 31, 2008, the estimated fair value of the investment portfolio was $198.5 million, compared to $259.1 million at 2007 year end, a decrease of $60.6 million, or 23%. The net unrealized loss on the investment portfolio was $2.6 million at December 31, 2008, representing 1.3% of the total portfolio compared to $.7 million and .3%, respectively, at year end 2007. Bancorp regularly reviews its investment portfolio to determine whether any of its securities are other than temporarily impaired. In addition to accounting and regulatory guidance, in determining whether a security is other-than temporarily impaired, Bancorp periodically considers the duration and amount of each unrealized loss, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time.

     At December 31, 2008, the Company determined there were no OTTI securities in the investment portfolio.

     In the third quarter of 2008, the Company recorded OTTI charges totaling $6.3 million pre-tax, $.4 million relating to an investment in a Lehman Brothers bond and $3.1 million related to two pooled trust preferred investments in our corporate securities portfolio, and $2.8 million for an investment in Freddie Mac preferred stock held in our equity and other securities portfolio. In reaching the determination to record these impairments management reviewed the facts and circumstances surrounding the securities, including the duration and amount of the unrealized loss, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time. For example, factors that led management to conclude that the pooled trust preferred securities were OTTI included, among others, estimated fair market values significantly below our carrying value caused by increased credit spreads and the absence of liquidity. Based on its assessment, management determined that the impairment was OTTI in accordance with GAAP and that charges were appropriate. Government programs, including the TARP, may provide capital to financial institutions that could, in turn, reduce the perceived and actual risk of pooled trust preferred securities, improving their market value and liquidity. Due to current market conditions these securities do not have a liquid market at this time.

     For more information regarding Bancorp’s fair value calculations, see Note 21 “Fair Value Measurement” to the Company’s audited financial statements included under “Financial Statements and Supplementary Data” in Item 8 of this report.

     The following table summarizes the contractual maturities and weighted average yields on Bancorp’s investment securities:

			After		After
(Dollars in thousands)	One year		One through		Five through		Due after
	or less	Yield	five years	Yield	ten years	Yield	ten years	Yield	Total	Yield
U.S. Treasury securities	$-	-	$223	4.51%	$-	-	$-	-	$223	4.51%
U.S. Government agency securities	6,191	5.32%	1,196	3.63%	-	-	-	-	7,387	5.05%
Obligations of state and
political subdivisions (1)	2,649	6.44%	25,411	5.99%	37,506	5.79%	16,832	7.17%	82,398	6.16%
Other securities (2)	2	6.16%	15,213	3.93%	39,151	5.00%	54,141	4.97%	108,507	4.84%
Total (1)	$8,842	5.66%	$42,043	5.17%	$76,657	5.39%	$70,973	5.49%	$198,515	5.39%

(1)	Yields are stated on a federal tax equivalent basis at 35%.
(2)	Does not reflect anticipated maturity from prepayments on mortgage-based and asset-based securities. Anticipated lives are significantly shorter than contractual maturities.

     The average life of Bancorp’s investment portfolio decreased from 4.7 years at December 31, 2007 to 4.3 years at December 31, 2008. Management may consider selling certain securities and realizing gains and/or losses in the Company’s investment portfolio on an on-going basis as part of Bancorp’s overall business strategy. For more information regarding Bancorp’s investment securities, see Note 3 “Investments Securities” to the Company’s audited financial statements included under “Financial Statements and Supplementary Data” in Item 8 of this report.

Loan Portfolio

     The following table provides the composition of the loan portfolio and the balance of our allowance for loan losses for the periods shown:

	December 31,
(Dollars in thousands)	2008		2007		2006		2005		2004
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$482,405	23%	$504,101	23%	$463,188	24%	$364,604	23%	$357,776	25%
Real estate construction	285,149	14%	517,988	24%	365,954	19%	210,828	14%	116,974	8%
Real estate mortgage	393,208	19%	330,803	15%	287,495	15%	242,015	15%	212,959	15%
Commercial real estate	882,092	43%	796,622	37%	804,865	41%	709,176	45%	704,390	49%
Installment and other
consumer	21,942	1%	23,155	1%	26,188	1%	27,831	2%	35,895	3%
Total loans	2,064,796	100%	2,172,669	100%	1,947,690	100%	1,554,454	100%	1,427,994	100%

Allowance for loan losses	(28,920)	1.40%	(46,917)	2.16%	(23,017)	1.18%	(20,469)	1.32%	(18,971)	1.33%

Total loans, net	$2,035,876		$2,125,752		$1,924,673		$1,533,985		$1,409,023

     The Company’s loan portfolio was $2.1 billion at December 31, 2008, a decrease of $108 million or 5% from December 31, 2007. Total real estate construction loans contracted $232.8 million, or 45%, in 2008 compared to 2007, in part due to the significant weakness in the residential housing market in our region. Loan growth outside the construction portfolio was 8% driven by growth in commercial real estate and residential mortgage categories.

     Interest and fees earned on our loan portfolio is our primary source of revenue, and a decline in loan originations will have a negative impact on loan balances, interest income, and loan fees earned. We anticipate continued weakness in the economy and housing market to result in construction loan balances declining further in 2009, and thus put continued downward pressure on loan related revenues.

     The following table presents the maturity distribution and interest rate sensitivity of the Company’s loan portfolio by category at December 31, 2008:

(Dollars in thousands)	Commercial	Real Estate	Real Estate	Real Estate	Installment
	Loans	Construction	Mortgage	Commercial	and other	Total
Maturity distribution: (1)
Due within one year	$263,685	$270,907	$37,509	$68,635	$5,461	$646,197
Due after one through five years	159,698	3,590	72,749	70,436	7,044	313,517
Due after five years	59,022	10,652	282,950	743,021	9,437	1,105,082
Total	$482,405	$285,149	$393,208	$882,092	$21,942	$2,064,796
Interest rate sensitivity:
Fixed-interest rate loans	$130,551	$59,254	$140,551	$180,381	$10,640	$521,377
Floating or adjustable interest rate loans (2)	351,854	225,895	252,657	701,711	11,302	1,543,419
Total	$482,405	$285,149	$393,208	$882,092	$21,942	$2,064,796

(1)	The table is based on stated maturity, not expected maturity or duration.
(2)

Certain loans contain provisions which place maximum or minimum limits on interest rates or interest rate changes. Adjustable rate loans include all loans whose rates change annually or more frequently and also includes certain loans whose rates change less frequently than annually.

     Loans held for sale at December 31, 2008, were $2.9 million compared to $3.2 million at December 31, 2007. The majority of our loan sales are residential real estate mortgage loans and the guaranteed portion of SBA loans. These loans are generally sold on an individual basis. Residential real estate mortgage loans have been sold without retaining servicing rights or obligations. The guaranteed portions of SBA loans have been sold from time to time, with servicing rights and obligations usually retained.

     As of December 31, 2008, and 2007, we had $22.9 million and $18.9 million, respectively, in outstanding loans to persons serving as directors, senior officers, principal stockholders and their related interests. These loans were made substantially on the same terms, including interest rates, maturities and collateral, as those made to other customers of the Bank. At December 31, 2008, and 2007, the Bank had no banker’s acceptances. Below is a discussion of our loan portfolio by category.

     Commercial. Expanding our commercial and industrial loan portfolio, along with business deposits, has been a major component of our strategic initiatives since 2000 and continues today. The $22 million, or 4%, decline in this portfolio in 2008 was a direct reflection of the adverse economic conditions. Additionally, the Company exercised its right to exit certain credit relationships with increased risk profiles. At year end 2008, the commercial loan line utilization was consistent with past seasonality trends. Notwithstanding the decline in our commercial portfolio, we believe continued development of our treasury management product line, including our iDeposit product, enhance our ability to attract and retain commercial lending and core deposit relationships which are an integral part of our business strategy. We also believe that our branch network continues to be an important point of service contact for our commercial relationships.

     Real Estate Construction. The composition of real estate construction loans as of December 31, 2008, 2007, and 2006 is presented in the following table:

	December 31,
	2008		2007		2006
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Commercial construction	$92,615	32%	$90,670	17%	$63,592	17%
Two-step residential construction to individuals	53,084	19%	262,952	51%	171,692	47%
Residential construction to builder	71,296	25%	80,737	16%	62,709	17%
Residential subdivision or site development	68,485	24%	84,620	16%	70,351	20%
Net deferred fees	(331)	0%	(991)	0%	(2,390)	-1%
Total real estate construction loans	$285,149	100%	$517,988	100%	$365,954	100%

     At December 31, 2008, real estate construction loans were $285 million, down $233 million or 45% compared to $518 million at December 31, 2007. The total real estate construction portfolio represented approximately 14% of the Company’s total loan portfolio at year end 2008, down from 24% at December 31, 2007. The majority of the decline in the construction portfolio was caused by the 80% contraction in the two-step residential construction portfolio. A decline in residential construction lending to builders and residential subdivision or site development loans also contributed to the overall decline in the total real estate construction portfolio. The commercial construction portfolio remained relatively flat in 2008, and accounted for 32% of the total real estate construction portfolio, up from 17% at year end 2007.

     Real Estate Mortgage. The following table presents the components of our real estate mortgage loan portfolio:

	December 31, 2008		December 31, 2007		Change		September 30, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Standard mortgage	$87,628	22%	$86,901	26%	$727	1%	$89,348	23%
Nonstandard mortgage loan	32,597	8%	7,495	2%	25,102	335%	33,820	9%
Home equity loans and lines of credit	272,983	70%	236,407	72%	36,576	15%	266,385	68%
Total real estate mortgage	$393,208	100%	$330,803	100%	$62,405	19%	$389,553	100%

     At December 31, 2008, real estate mortgage loan balances were $393.2 million or approximately 19% of the Company’s total loan portfolio. Of that amount, $32.6 million, or 8%, was nonstandard mortgage loans, an increase of $25.1 million over year end 2007. In late 2007, we developed a set of mortgage loan products to provide bridge financing and permanent mortgage loans, collectively called nonstandard mortgage loans, to motivated borrowers with maturing loans originally issued in our two-step loan program. This product was designed to assist two-step borrowers in their transition from a construction loan to permanent financing. Financing terms are generally more flexible than our standard products. At December 31, 2008, the balance of nonstandard mortgage loans was $32.6 million, while nonaccrual and delinquent nonstandard mortgage loans were $16.2 million. We elected to place certain nonstandard mortgage loans on nonaccrual status at origination of such loans due to their structure. At December 31, 2008, 42% of the nonaccrual nonstandard mortgage loans were performing according to their payment terms. We believe nonstandard mortgage loan accruing and nonaccruing balances peaked in 2008. Only a limited number of nonstandard mortgage loans have been originated since the second quarter of 2008 and looking forward, the number of additional nonstandard mortgage loan originations is also expected to be limited.

     Home equity lines and loans were $273 million, or 70%, of the real estate mortgage portfolio. The Bank’s home equity lines and loans were almost entirely generated within our market area and were originated by our branches. The portfolio has grown steadily over the past few years as a result of focused and ongoing local marketing efforts.

     As shown in the table below, the home equity line utilization percentage has averaged approximately 55% and has been fairly consistent across the year of origination:

	Year of Origination
						2003 &
(Dollars in thousands)	2008	2007	2006	2005	2004	Earlier	Total
Home Equity Lines
Commitments	$72,893	$90,443	$95,548	$71,005	$33,209	$66,447	$429,545
Outstanding Balance	40,050	51,549	55,589	43,377	17,872	31,020	239,457

Utilization	54.9%	57.0%	58.2%	61.1%	53.8%	46.7%	55.3%

Home Equity Loans
Outstanding Balance	10,732	8,727	7,358	1,628	1,229	3,852	33,526

Total Home Equity Outstanding	$50,782	$60,276	$62,947	$45,005	$19,101	$34,872	$272,983

     As indicated in the table below, the average Beacon score for borrowers in the home equity line and loan portfolios were 763 and 729, respectively at December 31, 2008. The delinquencies and charge-offs have been very modest within these portfolios. The original average loan-to-value ratios of 65% and 64% for the home equity line and loan portfolios, respectively, reflect that the majority of the originations were done at loan-to-value ratios of less than 80%. The significant amount of related loans and deposits is a result of our home equity line and loan portfolios being sourced to relationship customers through our branch network.

     The following table presents an overview of home equity lines of credit and loans as of the dates shown:

(Dollars in thousands)	December 31, 2008		December 31, 2007
	Lines	Loans	Lines	Loans
Total Outstanding Balance	$239,457	$33,526	$204,813	$31,594

Average Current Beacon Score	763	729	753	723

Delinquent % 30 Days or Greater	0.04%	0.22%	0.20%	0.07%
% Net Charge-Offs (Recoveries) Year to Date	0.05%	0.28%	0.30%	-0.05%

% 1st Lien Position	34%	39%	34%	41%
% 2nd Lien Position	66%	61%	66%	59%

Overall Original Loan-to-Value	65%	64%	63%	63%

Original Loan-to-Value < 80%	75%	66%	77%	69%
Original Loan-to-Value > 80, < 90%	24%	28%	22%	24%
Original Loan-to-Value > 90, < 100%	1%	6%	1%	7%
	100%	100%	100%	100%

Total Related Loans and Deposit Dollars (1)	$367,956	$20,857	$365,718	$33,739

(1)	These amounts represent loans other than home equity and deposit balances associated with our customers who have a home equity line or loan.

     The following table shows home equity lines of credit and loans by market areas and indicates a geographic distribution of balances representative of our branch presence in these markets:

(Dollars in thousands)	December 31,	Percent of	December 31,	Percent of
Region	2008	total	2007	total
Portland, Oregon / Vancouver, Washington	$114,148	42%	$97,322	41%
Willamette Valley (Salem, Eugene)	85,293	31%	77,330	33%
Western Washington (Olympia, Seattle)	36,499	14%	31,701	13%
Oregon Coast (Newport, Lincoln City)	25,032	9%	21,191	9%
Central Oregon (Bend, Redmond)	8,553	3%	6,593	3%
Other	3,458	1%	2,270	1%
Total home equity loans and lines of credit	$272,983	100%	$236,407	100%

     The majority of our home equity lines and loans are associated with homes in the Portland/Vancouver and Willamette Valley markets.

     Commercial Real Estate. The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands)	December 31, 2008		December 31, 2007
	Amount	Percent	Amount	Percent
Office Buildings	$195,000	22.1%	$179,000	22.5%
Retail Facilities	118,100	13.4%	110,100	13.8%
Commercial/Agricultural	65,200	7.4%	54,400	6.8%
Medical Offices	62,100	7.1%	51,400	6.5%
Multi-Family - 5+ Residential	59,400	6.7%	61,600	7.7%
Industrial parks and related	58,500	6.6%	48,800	6.1%
Manufacturing Plants	42,100	4.8%	39,200	4.9%
Hotels/Motels	36,500	4.1%	42,100	5.3%
Land Development and Raw Land	31,600	3.6%	25,000	3.1%
Mini Storage	27,700	3.2%	17,000	2.1%
Assisted Living	20,300	2.3%	12,400	1.6%
Food Establishments	18,900	2.1%	18,300	2.3%
Other	146,700	16.6%	137,300	17.3%
Total commercial real estate loans	$882,100	100.0%	$796,600	100.0%

     The commercial real estate portfolio increased $85.5 million from December 31, 2007 to December 31, 2008. The 11% growth during 2008, or about twice the average annual growth from 2001 through 2007, reflected a material decline in the prepayment volume as well as improved pricing and transaction terms as competition from secondary market participations decreased considerably in 2008. At year end 2008, office buildings and retail facilities accounted for 36% of the collateral securing the commercial real estate portfolio, constant with year end 2007. We believe Bancorp’s underwriting of commercial real estate loans is adequate with loan to value ratios at origination generally not exceeding 75% and debt service coverage ratios generally at 120% or better.

     The composition of the commercial real estate loan portfolio by occupancy type is as follows:

	December 31,		December 31,
(Dollars in thousands)	2008		2007		Change
	Amount	Percent	Amount	Percent	Amount	Percent
Owner occupied	$416,817	47%	$382,387	48%	$34,430	9%
Non-owner occupied	465,275	53%	414,235	52%	51,040	12%
Total commercial real estate loans	$882,092	100%	$796,622	100%	$85,470	11%

     The owner occupied commercial real estate and non-owner occupied segments expanded fairly evenly in 2008. We believe the commercial real estate portfolio to be a relatively mature portfolio with an average loan to value for the non-owner occupied segment at approximately 50%. Due to the weak economic conditions we anticipate less growth in the commercial real estate loan portfolio, and particularly, in the non-owner occupied segment in 2009.

Credit Management.

     Credit risk is inherent in our lending activities. We manage the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. In addition, we attempt to manage our risk through our credit administration and credit review functions that are designed to help confirm our credit standards are being followed. Through the credit review function we monitor credit related policies and practices on a post approval basis. Significant findings and periodic reports are communicated to the chief credit officer and chief executive officer and, in certain cases, to the Loan, Investment, and Asset Liability Committee, which is made up of certain directors. Credit risk in the loan portfolio can be amplified by loan concentrations. We manage our concentration risk on an ongoing basis by establishing a maximum amount of credit that may be extended to any one borrower and by employing concentration limits that regulate exposure levels by portfolio segment.

     Our residential construction portfolio, consisting of developers and builders, is a portfolio we consider to have higher risk. The current downturn in residential real estate has slowed land, lot and home sales within our markets and has resulted in lengthening the marketing period for completed homes and has negatively affected borrower liquidity and collateral values. During 2008 we took steps to reduce our exposure to residential construction, including establishing new targets to lower our concentration levels in loans of this type. We also expect the downturn in housing to continue to increase the risk profile of related commercial borrowers, particularly those that are involved in commercial activities that support the supply chain of products and services used by the housing industry. Accordingly, we are monitoring the financial condition of existing borrowers within this commercial loan segment and are selectively managing the level of loan exposure downward. An important component of managing our residential construction portfolio involves stress testing, at both a portfolio and individual borrower level. Our stress test for individual residential construction borrowers focuses on examining project performance relative to cash flow and collateral value under a range of assumptions that include interest rates, absorption, unit sales prices, and capitalization rates. This level of risk monitoring assists the Bank to timely identify potential problem loans and develop action plans, which may include requiring borrowers to replenish interest reserves, decrease construction draws, or transfer the borrowing relationship to our special asset team for closer monitoring.

      Current economic conditions are the most challenging the banking industry has faced in many years, and we expect economic pressures to continue during 2009 and beyond.  Consequently, we are tightly focused on monitoring and managing credit risk across all of our loan portfolios. As part of our ongoing lending process, internal risk ratings are assigned to each commercial, commercial real estate and real estate construction loan before the funds are advanced to the customer. Credit risk ratings are based on our assessment of the borrower’s credit worthiness and the quality of our collateral position at the time a particular loan is made. Thereafter, credit risk ratings are evaluated on an ongoing basis focusing on our interpretation of relevant risk factors known to us at the time of each evaluation. Large credit relationships have their credit risk rating reviewed at least annually, and given current economic conditions, risk rating evaluations may occur more frequently. Our relationship managers play a critical element in this process by evaluating the ongoing financial condition of each borrower in their respective portfolio of loans. These activities include, but are not limited to, maintaining open communication channels with borrowers, analyzing periodic financial statements and cash flow projections, evaluating collateral, monitoring covenant compliance, and evaluating the financial capacity of guarantors. Collectively, these activities represent an ongoing process which results in an assessment of credit risk associated with each commercial, commercial real estate, and real estate construction loan consistent with our internal risk rating guidelines. Our risk rating process is a central component in estimating the required allowance for credit losses, as discussed in the Allowance for Credit Losses section which follows. Credit files are also examined periodically on a sample test basis by our credit review department and internal auditors, as well as by regulatory examiners.

     Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. The expected source of repayment of Bancorp’s loans is generally the cash flow of a particular project, income from the borrower’s business, proceeds from the sale of real property, proceeds of refinancing, or personal income. Real estate is frequently a material component of collateral for our loans. Risks associated with loans secured by real estate include the risks of decreasing land and property values, material increases in interest rates, deterioration in local economic conditions, changes in tax policies, and tightening credit or refinancing markets. A concentration of loans within any one market area may increase these risks. For more information on this topic, see “Risk Factors” in Item 1A of this report above.

Nonperforming Assets and Delinquencies

     Nonperforming assets. Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing interest, and OREO. The following table presents information with respect to nonaccrual loans by category and OREO for the periods presented:

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Commercial	$6,250	$2,401	$385	$625	$436
Real estate construction	93,634	22,121	567	-	-
Real estate mortgage	24,555	552	-	228	-
Commercial real estate	3,145	1,353	516	231	1,367
Installment and other consumer	6	-	-	4	-
Total loans on nonaccrual status	127,590	26,427	1,468	1,088	1,803
Loans past due 90 days or more but not on
nonaccrual status	-	-	-	-	-
Other real estate owned	70,110	3,255	-	-	384
Total nonperforming assets	$197,700	$29,682	$1,468	$1,088	$2,187
Percentage of nonperforming assets to
total assets	7.86%	1.12%	0.06%	0.05%	0.12%

Total assets	$2,516,140	$2,646,614	$2,465,372	$1,997,138	$1,790,919

     At December 31, 2008, total nonperforming assets were $197.7 million, or 7.86% of total assets, compared to $29.7 million, or 1.12% of total assets, at December 31, 2007. Nonaccrual loans increased to $127.6 million at December 31, 2008, from $26.4 million at December 31, 2007. For additional information, see “Nonperforming Assets and Delinquencies – Two-Step Loans” in Item 7 of this report below.

     During our normal loan review procedures, a loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral less selling costs if the loan is collateral dependent. Loans that are measured at lower of cost or fair value and certain large groups of smaller balance homogeneous loans collectively measured for impairment, are excluded from impairment measurement. Impaired loans are charged to the allowance for loan losses when management believes, after considering economic, market, and business conditions, collection efforts, collateral position, and other factors deemed relevant, that the borrower’s financial condition is such that collection of principal and interest is not probable.

     At December 31, 2008, and 2007, Bancorp’s recorded investment in certain loans that were considered to be impaired was $161.9 million and $33.2 million, respectively. At December 31, 2007, $21.7 million of these impaired loans had a specific related valuation allowance of $3.6 million while $11.5 million did not require a specific valuation allowance. At December 31, 2008, there were no specific valuation allowances for impaired loans due to the Company’s revised loan policy on accounting for the recognition of impairment on real estate collateral dependent loans in the first quarter ended March 31, 2008. The Company now charges off the amount of impairment at the time of impairment, rather than placing the impaired loan amount in a specific reserve within the allowance for loan losses. The average recorded investment in impaired loans for the years ended December 31, 2008, 2007, and 2006 was $128.6 million, $15.5 million and $3.8 million, respectively. For the years ended December 31, 2008, 2007, and 2006, interest income recognized on impaired loans totaled $1,195,000, $23,000, and $220,000, respectively, all of which was recognized on a cash basis. Interest income on loans is accrued daily on the principal balance outstanding. Generally, loans are placed on nonaccrual status and no interest is accrued when factors indicate collection of interest or principal in accordance with the contractual terms is doubtful or when the principal or interest payment becomes 90 days past due. For such loans, previously accrued but uncollected interest is reversed and charged against current earnings and additional income is only recognized to the extent payments are subsequently received and the loan comes out of nonaccrual status. Interest income foregone on nonaccrual loans was approximately $13.6 million, $1.4 million, and $.1 million in 2008, 2007, and 2006, respectively.

     The following table presents activity in the total OREO portfolio for the periods shown:

	2008		2007
(Dollars in thousands)	Amount	Number	Amount	Number
Beginning balance January 1	$3,255	15	$-	1
Additions to OREO	2,461	10	340	1
Capitalized improvements	246		-
Valuation adjustments	-		-
Disposition of OREO	(274)	(1)	(340)	(1)
Ending balance March 31	$5,688	24	$-	1

Additions to OREO	25,197	94	-	-
Capitalized improvements	193		-
Valuation adjustments	(245)		-
Disposition of OREO	(2,941)	(10)	-	-
Ending balance June 30	$27,892	108	$-	1

Additions to OREO	26,786	103	1,374	6
Capitalized improvements	179		-
Valuation adjustments	(1,118)		-
Disposition of OREO	(5,618)	(22)	(191)	(1)
Ending balance September 30	$48,121	189	$1,183	6

Additions to OREO	33,355	129	2,015	9
Capitalized improvements	711		57
Valuation adjustments	(3,422)		-
Disposition of OREO	(8,655)	(30)	-
Ending balance December 31	$70,110	288	$3,255	15

     OREO is real property of which the Bank has taken substantial possession or that has been deeded to the Bank through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in partial or full satisfaction of a loan or loans. The Company had 288 OREO properties at December 31, 2008, with a total net book value of $70.1 million. All but one of these properties was associated with residential uses. OREO is initially recorded at the lower of the carrying amount of the loan or fair value of the property less estimated costs to sell. This amount becomes the property’s new basis. Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Any differences between management’s assessment of fair value, less estimated cost to sell, and the carrying value of the loan at the date a particular property is transferred into OREO are charged to the allowance for credit losses. Thereafter, decreases in the value of OREO are considered valuation adjustments and trigger a corresponding charge to line item “other real estate owned sales and valuation adjustments” within total noninterest income of the consolidated statements of income.

     Management also periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further OREO valuation adjustments or subsequent gains or losses on the final disposition of OREO are charged to other noninterest income. Expenses from the maintenance and operations of OREO are included in other noninterest expense in the statements of income (loss).

     Delinquencies. Bancorp also monitors delinquencies, defined as balances 30-89 days past due, not in nonaccrual status, as an important indicator for future nonperforming assets. Total delinquencies were .39% of total loans at December 31, 2008, down from 2.05% at December 31, 2007. Delinquencies of real estate construction loans decreased from $36.9 million at year end 2007 to $1.9 million at year end 2008, as previously delinquent loans moved to nonaccrual status and OREO.

     The following table summarizes total delinquent loan balances by type of loan for the periods shown:

			December 31,
(Dollars in thousands)	2008	% of	2007	% of	2006	% of
	Amount	category	Amount	category	Amount	category
Commercial	$2,814	0.58%	$6,086	1.21%	$299	0.06%
Real estate construction	1,940	0.68%	36,941	7.13%	12,223	3.69%
Real estate mortgage	1,934	0.49%	531	0.16%	2,069	0.53%
Commercial real estate	1,324	0.15%	792	0.10%	306	0.04%
Installment and other consumer	80	0.36%	134	0.58%	111	0.49%
Total loans 30-89 days past due,
not in nonaccrual status	$8,092		$44,484		$15,008

Delinquent loans to total loans	0.39%		2.05%		0.71%

     For further discussion, see “Nonperforming Assets and Delinquencies – Other Than Two-Step Loans” and “Nonperforming Assets and Delinquencies – Two-Step Loans” in Item 7 of this report below.

Allowance for Credit Losses and Net Loan Charge-offs

     Allowance for Credit Losses. An allowance for credit losses has been established based on management’s best estimate, as of the balance sheet date, of probable losses inherent in the loan portfolio. The actual losses may vary significantly from the estimated amounts. For more information on this topic, see “Critical Accounting Policies” in Item 7 of this report above. The allowance for credit losses is comprised of two components: the allowance for loan losses, which is the sum of the specific, formula and unallocated allowance, and the reserve for unfunded commitments. Our methodology for determining the allowance for credit losses consists of several key elements, which include:

  Specific Allowances. A specific allowance was generally established when management had identified unique or particular risks that were related to a specific loan that demonstrated risk characteristics consistent with impairment. Specific allowances were also established when management estimated the amount of an impairment on a loan, typically on a non real estate collateralized loan. The Company revised its loan policy on accounting for the recognition of impairment on real estate collateral dependent loans in the first quarter ended March 31, 2008. Impairments on real estate collateralized loans are now charged off immediately to the allowance for loan losses. Applying this policy change has accelerated the timing of charge-offs associated with real estate collateral dependent impaired loans. In addition, known impairments on non-real estate secured loans are charged off immediately rather than recording a specific reserve in the allowance for loan losses at the time of impairment. Specific allowances may also be established to address the unique risks associated with a group of loans or particular type of credit exposure, for example, potential losses associated with overdrafts.

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

  Unallocated Allowance. The unallocated loan loss allowance represents an amount for imprecision or uncertainty that is inherent in estimates used to determine the allowance, which may change from period to period. This portion of the allowance for loan losses currently applies to other than two-step loans, and is the result of our judgment about risks inherent in the portfolio, economic uncertainties, historical loss experience relative to current trends, and other subjective factors. Other considerations include: regional economic and business conditions that impact important segments of our portfolio, loan growth rates, depth and skill of lending staff, the interest rate environment, and bank regulatory examination results and findings of our internal credit examiners. Prior to September 30, 2007, the unallocated portion of our allowance also covered expected losses associated with unfunded commitments.

  Reserve for Unfunded Commitments. A reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb probable losses associated with commitments to lend funds under existing agreements, for example, the Bank’s commitment to fund advances under lines of credit. The reserve amount for unfunded commitments is determined based on our methodologies described above with respect to the formula allowance. As our unfunded commitments decrease due to the transition to a funded loan, the corresponding reserve for unfunded commitments will decrease. The decrease to the provision for credit losses associated with decreases in the balance of unfunded commitments will typically be offset by an increase in the allowance for loan losses related to an additional amount funded. For more information on this topic, see “Critical Accounting Policies” in Item 7 of this report above. The reserve for unfunded commitments was $1.0 million at December 31, 2008, due mainly to the estimated required allowance for unfunded commitments associated with the two-step portfolio. For more information on this topic, see “Allowance for Credit Losses - Two-Step Loans” in Item 7 of this report below.

     At December 31, 2008, the allowance for credit losses was $29.9 million, consisting of no specific allowance, a $27.0 million formula allowance, a $1.9 million unallocated allowance and a $1.0 million reserve for unfunded commitments. At December 31, 2007, the allowance for credit losses was $54.9 million, consisting of a $3.6 million specific allowance, $41.4 million formula allowance, a $1.9 million unallocated allowance and an $8.0 million reserve for unfunded commitments. The decrease in the total allowance during 2008 was largely due to decreases in the reserve for credit losses associated with two-step loans, which are no longer being originated, for which a $30.1 million reserve for credit losses was in place at year end 2007. Other elements which contributed to the reduction in total allowance for loan losses were charge-offs, reduced balances of unfunded commitments and fewer delinquent and nonaccrual loans in the two-step portfolio. For more information on this topic, see “Allowance for Credit Losses - Two-Step Loans” in Item 7 of this report below.

     Our allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (“SFAS”) No. 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS No. 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” These accounting standards prescribe the measurement, income recognition and guidelines concerning impaired loans. In addition, net overdraft losses are included in the calculation of the allowance for credit losses per the guidance provided by regulatory authorities in the “Joint Guidance on Overdraft Protection Programs.”

     Changes in the total allowance for credit losses for full years ended December 31, 2008 through December 31, 2004, are presented in the following table:

	December 31,
(Dollars in thousands)	2008	2007	2006	2005	2004
Loans outstanding at end of period	$2,064,796	$2,172,669	$1,947,690	$1,554,454	$1,427,994
Average loans outstanding during the period	$2,146,870	$2,094,977	$1,745,777	$1,479,933	$1,301,447

Allowance for credit losses, beginning of period	$54,903	$23,017	$20,469	$18,971	$18,131
Allowance for loan losses, from acquisition	-	-	887	-	-
Loans charged off:
Commercial	(6,464)	(3,798)	(831)	(634)	(1,149)
Real estate	(59,932)	(2,611)	(48)	(33)	(527)
Installment and consumer	(531)	(254)	(130)	(507)	(698)
Overdraft	(1,328)	(1,050)	(912)	(450)	-
Total loans charged off	(68,255)	(7,713)	(1,921)	(1,624)	(2,374)
Recoveries:
Commercial	203	269	501	478	438
Real estate	2,409	42	40	108	340
Installment and consumer	78	112	75	279	176
Overdraft	229	220	233	82	-
Total recoveries	2,919	643	849	947	954
Net loans charged off	(65,336)	(7,070)	(1,072)	(677)	(1,420)
Provision for credit losses	40,367	38,956	2,733	2,175	2,260
Allowance for credit losses, end of period	$29,934	$54,903	$23,017	$20,469	$18,971

Components of allowance for credit losses
Allowance for loan losses	$28,920	$46,917	$23,017	$20,469	$18,971
Reserve for unfunded commitments	1,014	7,986	-	-	-
Total allowance for credit losses	$29,934	$54,903	$23,017	$20,469	$18,971

Ratio of net loans charged off to average
loans outstanding	3.04%	0.34%	0.06%	0.05%	0.11%
Ratio of allowance for loan losses to end of
period loans	1.40%	2.16%	1.18%	1.32%	1.33%
Ratio of allowance for credit losses to end of
period loans	1.45%	2.53%	1.18%	1.32%	1.33%

     At December 31, 2008, our allowance for credit losses was 1.45% of total loans, compared with an allowance for credit losses at December 31, 2007, of 2.53% of total loans, while our total allowance for loan losses was $28.9 million, or 1.40% of total loans at year end 2008 compared to $46.9 million, or 2.16% of total loans at year end 2007.

     The following table presents the composition by loan category of the Company’s total allowance for loan losses:

	December 31,	% of loans in	December 31,	% of loans in
(Dollars in thousands)	2008	each loan category	2007	each loan category
	Amount	to total loans	Amount	to total loans
Commercial	$6,563	23.4%	$8,416	23.2%
Real estate construction	7,654	13.8%	28,123	23.8%
Real estate mortgage	4,903	19.0%	1,645	15.2%
Commercial real estate	6,539	42.7%	5,808	36.7%
Installment and other consumer	1,318	1.1%	1,044	1.1%
Unallocated	1,943	-	1,881	-
Total allowance for loan losses	$28,920		$46,917

     Overall, we believe that the allowance for credit losses is adequate to absorb losses in the loan portfolio at December 31, 2008. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may later need to significantly adjust the allowance for credit losses considering factors in existence at such time, including economic, market, or business conditions and the results of ongoing internal and external examination processes.

     Net Loan Charge-offs. During 2008, total net loan charge-offs were $65.3 million compared to $7.1 million in 2007. Net loan charge-offs in 2006 were $1.1 million. Net loan charge-offs reflect the realization of net losses in the loan portfolio that were recognized previously through the provision for credit losses. The total net loan charge-off to total average loans outstanding was 3.04% for the year ended 2008, up from .34% in 2007 and .06% in 2006. The total net loan charge-off percentage increased significantly in 2008 as we recognized loan losses on the two-step loan portfolio. The challenging economic environment is projected to lead to additional losses in the remainder of the loan portfolio in 2009. For more information on this topic see “Net Loan Charge-offs – Loans Other Than Two-Step Loans” and “Net Loan Charge-offs – Two-Step Loans” in Item 7 of this report below.

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

     The first section includes additional information regarding loans in our loan portfolio other than two-step loans. The second section includes information solely relating to loans in our two-step loan portfolio. For information regarding our total loan portfolio, see “Loan Portfolio” in Item 7 of this report above.

Loans Other Than Two-Step Loans

     The following table shows our total loan portfolio by category, as well as the breakout of the two-step loan portfolio from our other real estate construction loans:

	Period End Loan Portfolio By Category
	December 31,	% of total	December 31,	% of total	Change		September 30,	% of total
(Dollars in thousands, unaudited)	2008	loans	2007	loans	Amount	%	2008	loans
Commercial loans	$482,405	23.4%	$504,101	23.2%	$(21,696)	-4.3%	$498,715	23.6%
Commercial real estate construction	92,414	4.5%	90,671	4.2%	1,743	1.9%	88,717	4.2%
Residential real estate construction	192,735	9.3%	427,317	19.7%	(234,582)	-54.9%	242,116	11.5%
Total real estate construction loans	285,149	13.8%	517,988	23.8%	(232,839)	-45.0%	330,833	15.7%
Standard mortgages	87,628	4.2%	86,901	4.0%	727	0.8%	89,348	4.2%
Nonstandard mortgages	32,597	1.6%	7,495	0.3%	25,102	334.9%	33,820	1.6%
Home equity	272,983	13.2%	236,407	10.9%	36,576	15.5%	266,385	12.6%
Total real estate mortgage	393,208	19.0%	330,803	15.2%	62,405	18.9%	389,553	18.5%
Commercial real estate loans	882,092	42.7%	796,622	36.7%	85,470	10.7%	867,902	41.1%
Installment and other consumer loans	21,942	1.1%	23,155	1.1%	(1,213)	-5.2%	22,514	1.1%
Total loans	$2,064,796	100%	$2,172,669	100%	$(107,873)	-5.0%	$2,109,517	100%

Two-step residential construction
loans	$53,084	2.6%	$262,952	12.1%	$(209,868)	-79.8%	$97,894	4.6%
Total loans other than two-step loans	2,011,712	97.4%	1,909,717	87.9%	101,995	5.3%	2,011,623	95.4%
Total loans	$2,064,796	100.0%	$2,172,669	100.0%	$(107,873)	-5.0%	$2,109,517	100.0%

Two-step residential construction loans	$53,084	2.6%	$262,952	12.1%	$(209,868)	-79.8%	$97,894	4.6%
Other than two-step residential construction loans	139,651	6.8%	164,365	7.6%	(24,714)	-15.0%	144,222	6.8%
Total residential real estate construction	$192,735	9.3%	$427,317	19.7%	$(234,582)	-54.9%	$242,116	11.5%

     As shown above, loans other than two-step loans were $2.01 billion at year end 2008, up $102 million, or 5%, from December 31, 2007.

Nonperforming Assets and Delinquencies – Loans and OREO Other Than Two-Step Loans

     Nonperforming assets - Loans and OREO Other Than Two-Step Loans. The following table presents information about nonperforming assets and delinquencies relating to loans and OREO other than two-step loans at the dates shown:

		Percent of		Percent of		Percent of
	December 31,	loan	December 31,	loan	September 30,	loan
(Dollars in thousands, unaudited)	2008	category	2007	category	2008	category
Loans on nonaccrual status:
Commercial	$6,250	1.3%	$2,401	0.5%	$6,650	1.3%
Real estate construction:
Commercial real estate construction	2,922	3.2%	-	0.0%	-	0.0%
Residential real estate construction	40,752	21.1%	1,576	0.4%	21,025	8.7%
Total real estate construction	43,674	15.3%	1,576	0.3%	21,025	6.4%
Real estate mortgage:
Standard mortgage	8,283	9.5%	552	0.6%	6,384	7.1%
Nonstandard mortgage	15,229	46.7%	-	0.0%	11,834	35.0%
Home equity	1,043	0.4%	-	0.0%	644	0.2%
Total real estate mortgage	24,555	6.2%	552	0.2%	18,862	4.8%
Commercial real estate	3,145	0.4%	1,353	0.2%	5,636	0.6%
Installment and consumer	6	0.0%	-	0.0%	14	0.1%
Total nonaccrual loans	77,630	3.8%	5,882	0.3%	52,187	2.5%
90 days past due not on nonaccrual	-		-		-
Total non-performing loans	77,630	3.8%	5,882	0.3%	52,187	2.5%

Other real estate owned	10,088		-		3,446
Total non-performing assets	$87,718		$5,882		$55,633

Delinquent non two-step loans 30-89 days past due, not in nonaccrual status	$6,850		$7,706		$10,919

Nonperforming non two-step loans to total non two-step loans	3.86%		0.31%		2.59%
Nonperforming non two-step assets to total assets	3.49%		0.22%		2.16%
Delinquent non two-step loans to total non two-step loans	0.34%		0.40%		0.54%

     Nonperforming assets related to loans other than two-step loans increased from $5.9 million at year end 2007 to $87.7 million, or 3.49% of total assets, at December 31, 2008. Over 75% of the increase in total nonaccrual loans in 2008 was attributable to residential construction and residential nonstandard mortgage loan categories. At year end 2008 these categories also represented the large majority of the OREO balance for properties other than two-step. An extended recession could have a material adverse impact on future levels of nonaccruing loans and OREO balances and associated credit or property valuation adjustment losses within any of our loan categories.

     The following table presents activity in the OREO portfolio related to loans other than two-step loans for the periods shown:

	2008		2007
(Dollars in thousands)	Amount	Number	Amount	Number (1)
Beginning balance January 1	$-	1	$-	1
Additions to OREO	-		-	-
Capitalized improvements	-		-
Valuation adjustments	-		-
Disposition of OREO	-		-	-
Ending balance March 31	$-	1	$-	1

Additions to OREO	1,651	7	-	-
Capitalized improvements	5		-	-
Valuation adjustments	-		-
Disposition of OREO	(224)	(1)	-	-
Ending balance June 30	$1,432	7	$-	1

Additions to OREO	2,760	12	-	-
Capitalized improvements	5		-	-
Valuation adjustments	-		-
Disposition of OREO	(751)	(3)	-	-
Ending balance September 30	$3,446	16	$-	1

Additions to OREO	7,524	23	-	-
Capitalized improvements	1		-	-
Valuation adjustments	(499)		-
Disposition of OREO	(384)	(2)	-	-
Ending balance December 31	$10,088	37	$-	1

Full year 2008:
Beginning balance January 1	$-	1	$-	1
Additions to OREO	11,935	42	-	-
Capitalized improvements	11	-	-	-
Valuation adjustments	(499)	-	-	-
Disposition of OREO	(1,359)	(6)	-	-
Ending balance December 31	$10,088	37	$-	1

     With an increased number of properties in our non two-step OREO portfolio, we anticipate a higher volume of property dispositions in 2009 compared to 2008. There can be no assurance that such sales will not result in additional losses upon sale.

     Delinquencies - Loans Other Than Two-Step Loans. Total delinquencies in the other than two-step loan portfolio, defined as loans 30 to 89 days past due, declined slightly to $6.9 million or .34% at December 31, 2008, from $7.7 million or .40%, respectively, at December 31, 2007.

     Construction Loans Other Than Two-Step Loans. The following tables provide additional information regarding our real estate construction portfolio for loans other than two-step loans, including additional breakdown of that portfolio among land, residential construction and commercial construction segments, and within each segment, among land, site development and vertical construction loans.

     The following table shows the components of our construction and land loans outside the two-step portfolio as of the dates shown:

	Construction and land loans outside the two-step portfolio

(Dollars in thousands, unaudited)	December 31, 2008		December 31, 2007		Change		September 30, 2008
	Amount	Percent (2)	Amount	Percent (2)	Amount	Percent	Amount	Percent (2)
Land loans (1)	$46,286	17%	$44,508	15%	$1,778	4%	$44,805	16%

Residential construction loans other than two-step loans	136,024	49%	165,359	55%	(29,335)	-18%	144,517	52%
Commercial construction loans	92,616	34%	90,671	30%	1,945	2%	88,630	32%

Total construction and land loans other than two-step loans	$274,926	100%	$300,538	100%	$(25,612)	-9%	$277,952	100%

Components of residential construction and land loans other
than two-step loans:
Land loans (1)	$23,495	15%	$23,461	12%	$34	0%	$24,038	14%
Site development	64,728	40%	84,620	45%	(19,892)	-24%	71,125	42%
Vertical construction	71,296	45%	80,739	43%	(9,443)	-12%	73,392	44%
Total residential construction and land loans other than two-
step loans	$159,519	100%	188,820	100%	$(29,301)	-16%	$168,555	100%

Components of commercial construction and land loans:
Land loans (1)	$22,791	20%	$21,047	19%	$1,744	8%	$20,767	19%
Site development	607	1%		0%	607	0%	77	0%
Vertical construction	92,009	79%	90,671	81%	1,338	1%	88,553	81%
Total commercial construction and land loans	$115,407	100%	$111,718	100%	$3,689	3%	$109,397	100%

Components of total construction and land loans other than two-
step loans:
Land loans (1)	$46,286	17%	$44,508	15%	$1,778	4%	$44,805	16%
Site development	65,335	24%	84,620	28%	(19,285)	-23%	71,202	26%
Vertical construction	163,305	59%	171,410	57%	(8,105)	-5%	161,945	58%

Total construction and land loans other than two-step loans	$274,926	100%	$300,538	100%	$(25,612)	-9%	$277,952	100%

(1)	Land loans represent balances that are carried in the Company’s residential real estate mortgage and commercial real estate loan portfolios.
(2)	Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     As shown in the table above, residential construction loans represented nearly half of the real estate construction and land loans outside the two-step portfolio, while the commercial construction category accounted for about one third and land loans a modest 17%. At $46 million, land loans represented approximately 2% of the Company’s total loan portfolio at December 31, 2008. Our land loans typically had loan to value ratios of 60% or less at the time of origination. The Bank’s land commitments were split fairly evenly between commercial and residential uses. Approximately $21 million, or 46%, of the Company’s land loans are located in Clark County, Washington and in Multnomah County, Oregon.

     In terms of the combined construction and land loans, $163 million, or 59%, was for vertical construction purposes, with the land component at 17% and site development at 24%. In the residential category, the vertical construction represented 45% of loan balances while land and site development combined amounted to 55%. At this time, considering the Company’s experience in disposition of homes in its two-step loan and OREO portfolios, we believe the risk and loss exposure associated with residential vertical construction is less than with land and site development loans. Residential land and site development loans represented only 4% of the Company’s total loan portfolio at year end 2008.

     Within the commercial construction category, vertical construction accounted for the majority or 79% of the loan balances.

     The following table shows the comparison of our unfunded commitments for construction and land loans outside the two-step portfolio as of the dates shown, together with the year over year change in unfunded commitment balances:

	Unfunded commitments for construction and land other than two-step
	December 31, 2008	December 31, 2007	Change
(Dollars in thousands, unaudited)	Amount	Amount	Amount	Percent
Land	$3,070	$1,384	$1,686	121.8%
Residential construction other than two-step	33,699	106,696	(72,997)	-68.4%
Commercial construction	17,946	43,137	(25,191)	-58.4%
Total construction and land other than two-step loans	$54,715	$151,217	$(96,502)	-63.8%

Components of accruing residential construction and land other than two-step:
Land	$234	$1,344	$(1,110)	-82.6%
Site development	4,065	9,700	(5,635)	-58.1%
Vertical construction	29,634	96,996	(67,362)	-69.4%
Total residential construction and land other than two-step	$33,933	$108,040	$(74,107)	-68.6%

Components of accruing commercial construction and land:
Land	$2,836	$40	$2,796	6990.0%
Site development	-	-	-	0.0%
Vertical construction	17,946	43,137	(25,191)	-58.4%
Total commercial construction and land	$20,782	$43,177	$(22,395)	-51.9%

Components of total accruing construction and land other than two-step:
Land	$3,070	$1,384	$1,686	121.8%
Site development	4,065	9,700	(5,635)	-58.1%
Vertical construction	47,580	140,133	(92,553)	-66.0%
Total construction and land other than two-step loans	$54,715	$151,217	$(96,502)	-63.8%

     As shown in the table above, the unfunded commitment for land and construction loans outside the two-step portfolio declined by $96.5 million or a material 64% during 2008. The volume of new commitments made fell substantially during 2008, and did not offset the commitments drawn or paid off.

     The following table shows the components of our nonaccrual construction and land loans outside the two-step portfolio as of the dates shown:

	Nonaccrual construction and land loans oustide the two-step portfolio
	December 31, 2008		December 31, 2007		Change		September 30, 2008
		Percent of		Percent of				Percent of
		loan		loan				loan
(Dollars in thousands, unaudited)	Amount	category (2)	Amount	category (2)	Amount	Percent	Amount	category (2)
Land loans (1)	$5,794	12.5%	$306	0.7%	$5,488	1793.5%	$5,308	11.8%
Residential construction loans other than two-step loans	36,994	27.2%	1,576	1.0%	35,418	2247.3%	21,025	14.5%
Commercial construction loans	2,922	3.2%	-	0.0%	2,922	0.0%	-	0.0%
Total nonaccrual construction and land loans other than
two-step loans	$45,710	16.6%	$1,882	0.6%	$43,828	2328.8%	$26,333	9.5%

Components of nonaccrual residential construction and
land loans other than two-step loans:
Land loans (1)	$5,608	23.9%	$306	1.3%	$5,302	1732.7%	$5,308	22.1%
Site development	27,291	42.2%	-	0.0%	27,291	0.0%	13,731	19.3%
Vertical construction	9,703	13.6%	1,576	2.0%	8,127	515.7%	7,294	9.9%
Total nonaccrual residential construction and land loans
other than two-step loans	$42,602	26.7%	$1,882	1.0%	$40,720	2163.7%	$26,333	15.6%

Components of nonaccrual commercial construction and
land loans:
Land loans (1)	186	0.8%	-	0.0%	$186	0.0%	-	0.0%
Site development	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Vertical construction	2,922	3.2%	-	0.0%	2,922	0.0%	-	0.0%
Total nonaccrual commercial construction and land loans	$3,108	2.7%	$-	0.0%	$3,108	0.0%	$-	0.0%

Components of total nonaccrual construction and land
loans other than two-step loans:
Land loans (1)	$5,794	12.5%	$306	0.7%	$5,488	1793.5%	$5,308	11.8%
Site development	27,291	41.8%	-	0.0%	27,291	0.0%	13,731	19.3%
Vertical construction	12,625	7.7%	1,576	0.9%	11,049	701.1%	7,294	4.5%
Total nonaccrual construction and land loans other than
two-step loans	$45,710	16.6%	$1,882	0.6%	$43,828	2328.8%	$26,333	9.5%

(1)	Land loans represent balances that are carried in the Company’s residential real estate mortgage and commercial real estate loan
(2)	Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     As indicated in the above table and reflecting the difficulties in the housing market, $42.6 million in nonaccrual construction and land loan balances outside the two-step portfolio related to the residential category. The residential construction nonaccrual balance increased from prior periods and represented 26.7% of residential construction and land loans outstanding at December 31, 2008. The residential nonaccrual loans were mainly in the site development component where the nonaccruals were 42.2% of these loan balances at year end 2008. Nonaccrual commercial construction and commercial land loans were $3.1 million or 2.7% of such loans at December 31, 2008.

     The following table shows the components of our accruing construction and land loans outside the two-step portfolio as of the dates shown, together with the year over year change in loan balances:

	Accruing construction and land loans oustide the two-step portfolio
	December 31, 2008		December 31, 2007		Change		September 30, 2008
		Percent of		Percent of				Percent of
		loan		loan				loan
(Dollars in thousands, unaudited)	Amount	category (2)	Amount	category (2)	Amount	Percent	Amount	category (2)
Land loans (1)	$40,492	87.5%	$44,202	99.3%	$(3,710)	-8.4%	$39,497	88.2%
loans	99,030	72.8%	163,783	99.0%	(64,753)	-39.5%	123,492	85.5%
Commercial construction loans	89,694	96.8%	90,671	100.0%	(977)	-1.1%	88,630	100.0%
Total accruing construction and land loans other
than two-step loans	$229,216	83.4%	$298,656	99.4%	$(69,440)	-23.3%	$251,619	90.5%

Components of accruing residential construction and land loans other than two-step loans:
Land loans (1)	$17,887	76.1%	$23,155	98.7%	$(5,268)	-22.8%	$18,730	77.9%
Site development	37,437	57.8%	84,620	100.0%	(47,183)	-55.8%	57,394	80.7%
Vertical construction	61,593	86.4%	79,163	98.0%	(17,570)	-22.2%	66,098	90.1%
Total accruing residential construction and land
loans other than two-step loans	$116,917	73.3%	$186,938	99.0%	$(70,021)	-37.5%	$142,222	84.4%

Components of accruing commercial construction and land loans:
Land loans (1)	22,605	99.2%	21,047	100.0%	$1,558	7.4%	20,767	100.0%
Site development	607	100.0%	-	0.0%	607	0.0%	77	100.0%
Vertical construction	89,087	96.8%	90,671	100.0%	(1,584)	-1.7%	88,553	100.0%
loans	$112,299	97.3%	$111,718	100.0%	$581	0.5%	$109,397	100.0%

Components of total accruing construction and land loans other than two-step loans:
Land loans (1)	$40,492	87.5%	$44,202	99.3%	$(3,710)	-8.4%	$39,497	88.2%
Site development	38,044	58.2%	84,620	100.0%	(46,576)	-55.0%	57,471	80.7%
Vertical construction	150,680	92.3%	169,834	99.1%	(19,154)	-11.3%	154,651	95.5%
Total accruing construction and land loans other
than two-step loans	$229,216	83.4%	$298,656	99.4%	$(69,440)	-23.3%	$251,619	90.5%

(1)	Land loans represent balances that are carried in the Company’s residential real estate mortgage and commercial real estate loan portfolios.
(2)	Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     At December 31, 2008, there were $116.9 million in accruing residential construction and land loans, of which $55.3 million was associated with residential land and site development, a decline from $107.8 million at December 31, 2007.

     The following table shows the components of our delinquent construction and land loans outside the two-step portfolio as of the dates shown:

	Delinquent construction and land loans outside the two-step loan portfolio
	December 31, 2008		December 31, 2007		Change		September 30, 2008
		Percent of		Percent of				Percent of
		loan		loan				loan
(Dollars in thousands, unaudited)	Amount	category (2)	Amount	category (2)	Amount	Percent	Amount	category (2)
Land loans (1)	$638	1.38%	$487	1.09%	$151	31.0%	$461	1.03%
Residential construction loans other than two-step loans	698	0.51%	163	0.10%	535	328.2%	7,241	5.01%
Commercial construction loans	-	0.00%	-	0.00%	-	0.0%	807	0.91%
Total 30-89 days past due construction loans other than two-
step loans	$1,336	0.49%	$650	0.22%	$686	105.5%	$8,509	3.06%

Components of 30-89 days past due residential construction
and land loans other than two-step loans:
Land loans (1)	$165	0.70%	$487	2.08%	$(322)	-66.1%	$461	1.92%
Site development	131	0.20%	-	0.00%	131	0.0%	5,586	7.85%
Vertical construction	567	0.80%	163	0.20%	404	247.9%	1,655	2.26%
Total 30-89 days past due residential construction and land
loans other than two-step loans	$863	0.54%	$650	0.34%	$213	32.8%	$7,702	4.57%

Components of 30-89 days past due commercial construction
and land loans:
Land loans (1)	$473	2.08%	$-	0.00%	$473	0.0%	$-	0.00%
Site development	-	0.00%	-	0.00%	-	0.0%	-	0.00%
Vertical construction	-	0.00%	-	0.00%	-	0.0%	807	0.91%
Total 30-89 days past due commercial construction and land
loans	$473	0.41%	$-	0.00%	$473	0.0%	$807	0.74%

Components of total 30-89 days past due construction and
land loans other than two-step loans:
Land loans (1)	$638	1.38%	$487	1.09%	$151	31.0%	$461	1.03%
Site development	131	0.20%	-	0.00%	131	0.0%	5,586	7.85%
Vertical construction	567	0.35%	163	0.10%	404	247.9%	2,462	1.52%
Total 30-89 days past due construction and land loans other
than two-step loans	$1,336	0.49%	$650	0.22%	$686	105.5%	$8,509	3.06%

(1)	Land loans represent balances that are carried in the Company’s residential real estate mortgage and commercial real estate loan portfolios.
(2)	Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     Delinquent construction and land loans outside the two-step portfolio measured .49% of such loans as of December 31, 2008, up from .22% at December 31, 2007 and down from 3.06% at September 30, 2008. The majority of the $1.3 million in delinquent construction and land loans at year end 2008 was concentrated in the residential category.

Allowance for Credit Losses and Net Loan Charge-offs – Loans Other Than Two-Step Loans

     Allowance for Credit Losses - Loans Other Than Two-Step Loans. The provision for credit losses for loans other than two-step loans during 2008 was $30.9 million, up from $8.0 million in 2007. The largest driver of the higher provision for credit losses for this category was net loan charge-offs. Other factors contributing to higher provision for credit losses were a negative risk rating migration and higher general valuation allowance percentages in the allowance model. Net loan charge-offs were $25.2 million for the year ended December 31, 2008, compared to $4.5 million for the year ended December 31, 2007. The risk rating migration largely consisted of commercial loans and residential construction loans to builders being moved to higher risk rating categories. At December 31, 2008, the allowance for credit losses for loans other than two-step loans of $29.5 million consisted of a $26.6 million formula allowance, no specific allowance, a $1.9 million unallocated allowance, and a $1.0 million reserve for unfunded commitments. At December 31, 2007, the allowance for credit losses for loans other than two-step loans of $23.8 million consisted of a $20.3 million formula allowance, a $.7 million specific allowance, a $1.9 million unallocated allowance, and a $.9 million reserve for unfunded commitments. The following table presents information with respect to the change in our allowance for credit losses relating to loans other than two-step loans:

	Year ended	Year ended
	December 31,	December 31,
(Dollars in thousands, unaudited)	2008	2007
Allowance for credit losses, beginning of period	$23,838	$20,399
Provision for credit losses	30,867	7,976
Loan charge-offs:
Commercial	6,464	3,798
Commercial real estate construction	1,422	-
Residential real estate construction	10,105	-
Total real estate construction	11,527	-
Standard mortgages	1,811	-
Nonstandard mortgages	3,036	-
Home equity	249	71
Total real estate mortgage	5,096	71
Commercial real estate	826	-
Installment and consumer	531	254
Overdraft	1,328	1,050
Total loan charge-offs	25,772	5,173
Loan recoveries:
Commercial	203	269
Commercial real estate construction	-	-
Residential real estate construction	-	-
Total real estate construction	-	-
Standard mortgages	-	-
Nonstandard mortgages	38	-
Home equity	32	33
Total real estate mortgage	70	33
Commercial real estate	-	2
Installment and consumer	78	112
Overdraft	229	220
Total loan recoveries	580	636
Net charge-offs	25,192	4,537
Total allowance for credit losses	$29,513	$23,838
Components of allowance for credit losses:
Allowance for loan losses	$28,500	$23,000
Reserve for unfunded commitments	1,013	838
Total allowance for credit losses	$29,513	$23,838
Net loan charge-offs to average loans	1.17%	0.22%
Allowance for loan losses to total loans	1.42%	1.20%
Allowance for credit losses to total loans	1.47%	1.25%
Allowance for loan losses to nonperforming loans	37%	391%
Allowance for credit losses to nonperforming loans	38%	405%

     Net Loan Charge-offs – Loans Other Than Two-Step Loans. The $25.2 million net loan charge-offs for loans other than two-step loans in 2008 were largely attributable to losses related to the commercial, residential real estate construction and the nonstandard mortgage loan categories. Net overdraft losses were $1.1 million in 2008 compared to $.8 million for 2007. Overdrafts are specifically reserved for in our allowance for credit losses.

Two-Step Loan Portfolio

     At December 31, 2008, the outstanding balance of loans originated in the two-step loan program was $53.1 million, down 80% from $263.0 million at December 31, 2007. Over the same period unused commitments in the two-step portfolio fell from $78.6 million to $.2 million as no originations of two step credits were made in 2008.

     The following table presents two-step loan balance, unused commitment and total commitment detail as of the end of each period presented:

(Dollars in thousands)			Two-step total commitments
	Two-step	Two-step loan	(loan balance
Period ended	loan balance	unused commitments	plus unused commitments)
December 31, 2006	171,692	132,732	304,424
December 31, 2007	262,952	78,585	341,537
March 31, 2008	211,406	34,201	245,607
June 30, 2008	145,703	12,628	158,331
September 30, 2008	97,894	2,039	99,933
December 31, 2008	53,084	152	53,236

The following table illustrates two-step loans and commitments by geographic areas:

(Dollars in thousands)	December 31,	December 31,
Region	2008	2007
Western Washington (Olympia, Seattle)	$14,222	$113,331
Portland, Oregon / Vancouver, Washington	14,113	102,336
Central Oregon (Bend, Redmond)	8,766	44,310
Willamette Valley (Salem, Eugene)	7,750	34,331
Oregon Coast (Newport, Lincoln City)	5,658	32,655
Southern Oregon (Medford, Roseburg)	2,727	14,574
Total residential real estate construction loan originations	$53,236	$341,537

Nonperforming Assets and Delinquencies – Two-Step Loans

     Nonperforming Assets – Two-Step Loans. The following table presents information about our nonperforming assets, delinquencies and the allowance for credit losses relating to two-step loans at the dates shown:

(Dollars in thousands)	December 31,		September 30,
	2008	2007	2008
Non-accruing two-step loans	$49,960	$20,545	$82,990
90 day past and accruing interest two-step loans	-	-	-
Total nonperforming two-step loans	49,960	20,545	82,990

Other real estate owned two-step	60,022	3,255	44,675
Total nonperforming two-step assets	$109,982	$23,800	$127,665

Delinquent two-step loans 30-89 days past due	$1,242	$36,778	$4,089

Nonperforming two-step loans to total two-step loans	94.11%	7.81%	84.78%
Nonperforming two-step assets to total assets	4.28%	0.90%	4.96%
Delinquent two-step loans to total two-step loans	2.34%	13.99%	4.18%

     Nonperforming two-step assets were $110.0 million at December 31, 2008, up from $23.8 million at December 31, 2007, but a decrease of $17.7 million from its peak of $127.7 million at September 30, 2008. At December 31, 2008, total nonperforming two-step assets consisted of $50.0 million in nonaccrual loans and $60.0 million in OREO (which included 251 residential properties). We believe nonperforming two-step assets will decline materially during 2009.

     The following table presents activity in the two-step OREO portfolio and for short sales for the periods shown. A “short sale” is an alternative to foreclosure that occurs when the Bank allows a borrower to sell a property held by the Bank as collateral for a loan and accepts the proceeds of sale in full satisfaction of the loan:

	Two-step related OREO				Total two-step OREO property sales
(Dollars in thousands)	activity		Two-step short sales		and short sales
Quarterly 2008:	Amount	Number	Amount	Number	Amount	Number
Beginning balance January 1	$3,255	14
Additions to OREO	2,461	10
Capitalized improvements	246
Valuation adjustments	-
Disposition of OREO properties and short sales	(274)	(1)	$(286)	(1)	$(560)	(2)
Ending balance March 31	$5,688	23

Additions to OREO	23,546	87
Capitalized improvements	188
Valuation adjustments	(245)
Disposition of OREO properties and short sales	(2,717)	(9)	$(4,368)	(14)	$(7,085)	(23)
Ending balance June 30	$26,460	101

Additions to OREO	24,025	91
Capitalized improvements	175
Valuation adjustments	(1,118)
Disposition of OREO properties and short sales	(4,867)	(19)	$(3,200)	(12)	$(8,067)	(31)
Ending balance September 30	$44,675	173

Additions to OREO	25,831	106
Capitalized improvements	710
Valuation adjustments	(2,923)
Disposition of OREO properties and short sales	(8,271)	(28)	$(3,594)	(13)	$(11,865)	(41)
Ending balance December 31	$60,022	251

Full year 2008:
Beginning balance January 1	$3,255	14
Additions to OREO	75,863	294
Capitalized improvements	1,319
Valuation adjustments	(4,286)
Disposition of OREO properties and short sales	(16,129)	(57)	$(11,448)	(40)	$(27,577)	(97)
Ending balance December 31	$60,022	251

     During 2008 the Company added 294 two-step related properties valued at $75.9 million to OREO and disposed of 57 such OREO properties for aggregate proceeds of $16.1 million. The Company also completed 40 short sales that reduced the two-step nonaccrual loan balance by $11.4 million in 2008. Two-step OREO represents real property which the Bank has taken substantial possession of or that has been deeded to the Bank through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in partial or full satisfaction of a loan or loans. It typically takes two to seven months following initial delinquency before property is recorded into OREO depending upon the resolution strategy and the complexities associated with the specific property. Losses on two-step short sales and write downs on two-step loans prior to taking ownership of property in OREO were charged directly to the two-step allowance for loan losses.

     The Company will assume ownership of significantly fewer two-step related properties in 2009 compared to 2008.

     Delinquencies - Two-Step Loans. Delinquencies in the two-step loan portfolio decreased significantly to $1.2 million at December 31, 2008, from $36.8 million at year end 2007. Delinquent two-step loans were 2.3% of the remaining two-step loan balance at December 31, 2008, down from 14.0% at December 31, 2007.

Allowance for Credit Losses and Net Loan Charge-offs – Two-Step Loans

     Allowance for Credit Losses - Two-Step Loans. The allowance for credit losses associated with the two-step loan portfolio decreased to $.4 million from $31.1 million at year end 2007 as the accruing two-step loans decreased to $3.1 million from $242.4 million during 2008. All nonaccrual two-step loans have been impaired with any loss recorded as a charge-off, and as a result, did not carry an associated allowance for credit losses at year end 2008. We will continue to record actual future charge-offs in the two-step loan portfolio against the allowance for loan losses associated with the portfolio.

     The following table presents information with respect to the change in our allowance for credit losses relating to the two-step loan portfolio:

(Dollars in thousands)	December 31,
	2008	2007
Allowance for credit losses two-step loans, beginning of period	$31,065	$2,618
Provision for credit losses two-step loans	9,500	30,980

Charge-offs two-step loans	(42,483)	(2,540)
Recoveries two-step loans	2,339	7
Net loan charge-offs two-step loans	(40,144)	(2,533)
Total allowance for credit losses two-step loans	$421	$31,065

Components of allowance for credit losses two-step loans
Allowance for loan losses two-step loans	$420	$23,917
Reserve for unfunded commitments two-step loans	1	7,148
Total allowance for credit losses two-step loans	$421	$31,065

Net two-step loan charge-offs to average total loans	1.87%	0.12%
Allowance for two-step loan losses to accruing two-step loans (1)	13.44%	9.87%

(1)	Two-step nonaccrual loans are net of chargeoffs previously taken against the balance.

     The following table provides additional two-step loan and allowance for credit losses information:

     (Dollars in thousands)
						Allowance for
						credit losses on two-	Allowance for credit losses on
				Total accruing two-	Allowance for	step loans as a % of	two-step loans as a % of total
	Total two-step	Nonperforming two-	Accruing two-step	step loan	credit losses on two-	accruing two-step	accruing two-step loan
Period ended	loans	step loans	loans	commitments	step loans	loans	commitments
12/31/2007	$262,952	$20,545	$242,407	$320,991	$31,065	12.8%	9.7%
3/31/2008	211,406	88,784	122,622	156,823	11,812	9.6%	7.5%
6/30/2008	145,703	98,728	46,975	59,603	5,280	11.2%	8.9%
9/30/2008	97,894	82,990	14,904	16,943	1,502	10.1%	8.9%
12/31/2008	53,084	49,960	3,124	3,276	421	13.5%	12.9%

     Net Loan Charge-offs – Two-Step Loans. Net loan charge-offs in the two-step loan portfolio were $40.1 million for the twelve months ended December 31, 2008, up from $2.5 million for the same period in 2007. Because nonperforming two-step loans have been impaired and written down to the lower of the loan balance and fair value less estimated costs to sell, we expect net charge-offs for the two-step portfolio to decline materially in 2009.

Deposits and Borrowings

     We predominantly use a mix of deposits and borrowings to fund earning assets. The composition of our funding mix has and will continue to depend on our funding needs, interest rate risk position, funding costs of the various alternatives, the level and shape of the yield curve, collateral requirements, customer demand for deposit products, the level of FDIC insurance available to customers and the relative cost and availability of other funding sources including government lending or investment programs, and on credit market conditions. Our marketing efforts are primarily focused on growing business and consumer accounts and balances in lower cost products such as demand deposits, interest bearing demand, savings and money market accounts. Borrowings as well as brokered deposits may be used to manage short-term and long-term funding needs when they are less expensive than deposits, or when necessary to adjust our interest rate risk position.

     The following table summarizes the average amount of, and the average rate paid on, each of the deposit and borrowing categories for the periods shown:

	2008			2007			2006
		Percent	Rate		Percent	Rate		Percent	Rate
(Dollars in thousands)	Average Balance	of total	Paid	Average Balance	of total	Paid	Average Balance	of total	Paid
Demand deposits	$470,601	23.0%	-	$479,310	23.3%	-	$466,282	25.6%	-
Interest bearing demand	279,227	13.6%	0.70%	278,734	13.6%	1.23%	259,054	14.2%	0.86%
Savings	71,542	3.5%	0.81%	72,787	3.6%	0.78%	80,029	4.4%	0.57%
Money market	658,360	32.2%	2.22%	665,037	32.5%	3.75%	558,734	30.7%	3.42%
Time deposits	566,195	27.7%	3.60%	554,263	27.0%	4.70%	457,077	25.1%	4.19%
Total deposits	2,045,925	100%	2.38%	2,050,131	100%	3.50%	1,821,176	100%	3.02%

Short-term borrowings	149,016		2.89%	136,731		5.16%	66,139		5.07%
Long-term borrowings (1)	151,743		4.50%	113,748		5.61%	104,651		5.39%
Total borrowings	300,759		3.71%	250,479		5.36%	170,790		5.27%
Total deposits and borrowings	$2,346,684		2.60%	$2,300,610		3.76%	$1,991,966		3.27%

(1)	Long-term borrowings include junior subordinated debentures.

     Average total deposits and the mix in average deposit balances by deposit category in 2008 remained relatively consistent with 2007. The important average noninterest bearing demand category represented 23% of total deposits, consistent with the prior year. The 2008 average rate paid on deposits declined 1.12% from 2007 primarily due to lower market interest rates. Looking forward, we intend to price our deposit products competitively in connection with our efforts to maintain and grow our strong relationship deposit base. Whether we will be successful maintaining and growing our low cost deposit base will depend on various factors, including deposit pricing, client behavior, and our success in competing for deposits in uncertain economic and market conditions.

     Average 2008 borrowings increased 20% or $50 million from 2007 largely as a result of higher borrowings from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”). Such borrowings were competitively priced relative to interest bearing deposits, including certificates of deposit.

     Our combined deposit and borrowing cost decreased 1.16% since 2007, primarily reflecting the decline in short-term market interest rates over the past year.

     The average balance of junior subordinated debentures in 2008 was $51 million, or flat with 2007. For additional detail regarding Bancorp’s outstanding junior subordinated debentures, see Note 11 “Junior Subordinated Debentures” to the Company’s audited financial statements included under “Financial Statements and Supplementary Data” in Item 8 of this report, and under the heading “Liquidity and Sources of Funds” in Item 7 of this report below.

     As of December 31, 2008, time deposits are presented below at the earlier of the next repricing date or maturity:

	Time Deposits
(Dollars in thousands)	of $100,000 or More		Other Time Deposits		Total Time Deposits
	Amount	Percent	Amount	Percent	Amount	Percent
Reprice/mature in 3 months or less	$162,664	56.1%	$73,891	25.1%	$236,555	40.5%
Reprice/mature after 3 months through 6 months	48,967	16.9%	62,422	21.2%	111,389	19.1%
Reprice/mature after 6 months through one year	58,452	20.1%	115,702	39.3%	174,154	29.8%
Reprice/mature after one year through five years	19,925	6.9%	42,250	14.4%	62,175	10.6%
Reprice/mature after five years	-	0.0%	20	0.0%	20	0.0%
Total	$290,008	100.0%	$294,285	100.0%	$584,293	100.0%

     Over 90% of our time deposits will mature and reprice in the next 12 months. In the short term, time deposits may have limited impact on the liquidity of the Company. Historically time deposits generally have been retained and/or expanded with increases in rates paid, which increase our funding cost. The level of time deposits in the future depends on customer preferences for time deposits, the level of FDIC insurance available for time deposits, our need for deposit funding volume, customer perceptions of the Bank, as well as the pricing required to retain and attract time deposits relative to other funding alternatives including borrowings from FHLB.

	December 31,		December 31,
(Dollars in thousands)	2008		2007
Time deposits less than $100,000	$294,285	50%	$263,185	48%
Time deposits $100,000 to $250,000	130,107	22%	141,666	26%
Time deposits greater than $250,000	159,901	28%	145,414	26%
Total Time Deposits	$584,293	100%	$550,265	100%

     As shown above, time deposits of $100,000 or more represented approximately half of total time deposits at year end 2008, up from 48% at December 31, 2007. The time deposits less than $100,000 increased during 2008 due to FDIC coverage in this segment and the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”) network. At December 31, 2008, we did not have any brokered deposits outside of the $71.0 million in CDARS balances.

     As of December 31, 2008, long-term and short-term borrowings through FHLB had the following terms remaining to their contractual maturities:

(Dollars in thousands)	Due in three	three months	Due after one year	Due after
	months or less	through one year	through five years	five years	Total
Short-term borrowings	$97,000	$35,000	$-	$-	$132,000
Long-term borrowings (1)	-	-	91,059	-	91,059
Total borrowings	$97,000	$35,000	$91,059	$-	$223,059

(1)	Based on contractual maturities and may vary based on call dates.

     Deposit growth remains a key strategic focus for us and our ability to achieve deposit growth, particularly growth in core deposits, is subject to many risk factors including the effects of competitive pricing pressure, changing customer deposit behavior, regulatory changes, and consumer’s evaluation of bank stability and increasing or decreasing interest rate environments. Adverse developments with respect to any of these risk factors could limit our ability to attract and retain deposits. We may consider taking brokered deposits in the future if management determines that is appropriate to maintain or grow our deposit funding base.

Capital Resources

     The following table summarizes the consolidated risk based capital ratios of Bancorp and the Bank at December 31, 2008, and December 31, 2007:

	December 31, 2008				December 31, 2007
			Amount	Minimum			Amount	Minimum
			Required For	percent			Required For	percent
			Well	required for			Well	required
			Capitalized	Well			Capitalized	Well
(Dollars in thousands)	Actual Amount	Ratio	Status	Capitalized	Actual Amount	Ratio	Status	Capitalized
Tier 1 capital
Common stockholders’ equity	$198,187				$208,241
Qualifying capital securities	51,000				51,000
Less: Goodwill and intangibles	14,054				14,491
Other adjustments	1,468				(585)
West Coast Bancorp total tier 1 capital	$236,601	9.96%	$142,523	6%	$244,165	9.88%	$148,206	6%

Common stockholders’ equity	$241,701				$244,047
Qualifying capital securities	-				-
Less: Goodwill and intangibles	14,054				14,491
Other adjustments	1,519				(580)
West Coast Bank total tier 1 capital	$229,166	9.66%	$142,367	6%	$228,976	9.28%	$148,030	6%

Tier 2 capital
Allowance for credit losses allowed	$29,695				$31,141
West Coast Bancorp total tier 2 capital	$29,695				$31,141

Allowance for credit losses allowed	$29,663				$31,104
West Coast Bank total tier 2 capital	$29,663				$31,104

Total capital
West Coast Bancorp	$266,296	11.21%	$237,538	10%	$275,306	11.15%	$247,010	10%
West Coast Bank	258,829	10.91%	237,278	10%	260,080	10.54%	246,717	10%

Leverage ratio
West Coast Bancorp	$236,601	9.46%	$125,058	5%	$244,165	9.41%	$129,759	5%
West Coast Bank	229,166	9.17%	124,910	5%	228,976	8.83%	129,714	5%

Risk weighted assets
Risk weighted assets on balance sheet	$2,233,791				$2,309,966
Risk weighted assets off balance sheet exposure	155,877				195,781
Less: Goodwill and intangibles	14,054				14,491
Less: Disallowed allowance for credit losses	239				21,159
Other adjustments	-				-
West Coast Bancorp risk weighted assets	$2,375,375				$2,470,097

Risk weighted assets on balance sheet	$2,231,228				$2,307,070
Risk weighted assets off balance sheet exposure	155,877				195,781
Less: Goodwill and intangibles	14,054				14,491
Less: Disallowed allowance for credit losses	271				21,195
Other adjustments	-				-
West Coast Bank total risk weighted assets	$2,372,780				$2,467,165

Average total assets
West Coast Bancorp	$2,501,151				$2,595,174
West Coast Bank	2,498,199				2,594,280

     The FRB and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. For more information on this topic, see “Capital Adequacy” in Item 1 of this report above. As of December 31, 2008, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines.

     Bancorp’s stockholders’ equity was $198 million at December 31, 2008, down from $208 million at December 31, 2007. Nonetheless, the total capital ratio at the Bank improved to 10.91% at December 31, 2008, from 10.54% at December 31, 2007, while Bank Tier 1 capital increased from 9.28% to 9.66% over the same period. The Company increased its capital ratios at December 31, 2008, from year end 2007 mainly as a result of the declining risk weighted assets during 2008.

     The Company closely monitors and manages its capital position. During 2008, the Company reduced its quarterly cash dividend to shareholders to $.01 per share as part of its efforts to preserve capital. In the fourth quarter 2008, the holding company contributed $9.8 million to the Bank related to a tax benefit of the holding company which enhanced the Bank’s capital position. The Company has and may also continue to preserve capital by slowing new loan commitments, participating out additional loans, selling assets, including loans, to reduce its risk weighted assets or eliminate the quarterly shareholder cash dividend all together. The degree to which and the duration of time during which the Company may take steps to preserve and increase its capital will depend on various factors including general economic and real estate market conditions in our service areas, its ability to raise additional capital, regulatory considerations, the level of consumer confidence in our institution and the banking sector generally, and the Company’s ability to manage and limit the adverse effects of losses on existing loans.

     Bancorp may also take steps to raise additional capital. To do so, Bancorp may offer and issue equity, hybrid equity or debt instruments, including convertible preferred stock or subordinated debt. Furthermore, the Company may participate in any government programs that become available to it. Any equity or debt financing, if available at all, may not be available on terms that are favorable to current shareholders or even acceptable to the Company.

     The risk based capital ratios of Bancorp include $51 million of trust preferred securities that qualify as Tier 1 capital at December 31, 2008, under guidance issued by the Board of Governors of the Federal Reserve System. Bancorp expects to continue to rely on common equity and trust preferred securities to remain well capitalized, although it does not expect to issue additional trust preferred securities in the near term due to current market conditions.

     In July 2000, the Company announced a stock repurchase program that has been expanded several times, most recently by 1.0 million shares in September 2007. Under this plan, the Company can purchase up to 4.88 million shares of the Company’s common stock, including completed purchases. There were no shares repurchased under this plan during 2008, and we do not anticipate any share repurchases in 2009.

     The following table presents information with respect to Bancorp’s stock repurchase program:

	Shares repurchased	Cost of shares	Average cost per
(Shares and dollars in thousands)	in period	repurchased	share
Prior to year ended 2006	3,623	60,503	16.70
Year ended 2007	205	5,847	28.52
Year ended 2008	-	-	-
Plan to date total	3,828	$66,350	$17.33

Liquidity and Sources of Funds

     The Bank’s primary sources of funds are customer deposits, maturities of investment securities, sales of “Available for Sale” securities, loan sales, loan repayments, advances from the FHLB, loans taken out at the Federal Reserve discount window, and the use of Federal Funds markets. Scheduled loan repayments are a relatively stable source of funds in normal economic conditions, while deposit inflows and unscheduled loan prepayments are not. Other deposit inflows and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, economic conditions, availability of financing and other factors. In addition, government programs, such as the FDIC’s Transaction Account Guarantee Program (one of the two primary components of the TLGP), may influence deposit behaviors.

     Deposits are the primary source of new funds. Total deposits were $2.0 billion at December 31, 2008, down from $2.1 billion at December 31, 2007. Under the TLGP, effective October 14, 2008 through December 31, 2009, all noninterest-bearing transaction accounts, IOLTA accounts, and certain NOW accounts are fully guaranteed by the FDIC for the entire amount in the account. The Bank participates in this program at an additional cost to the Bank. Deposits maintained at the Bank are insured by the FDIC up to $250,000 per account owner through December 31, 2009. On January 1, 2010, the standard coverage limits are scheduled to return to $100,000 for all deposit categories except Individual Retirement Accounts and certain other retirement accounts, which will continue to be insured up to $250,000 per account owner.

     The Bank participates in the Certificate of Deposit Account Registry Service (“CDARS”) offered by Promontory Interfinancial Network. The CDARS program allows the Bank to accept deposits in excess of the FDIC insurance limits for that depositor and obtain “pass-through” insurance for the total deposit by placing the depositor’s funds in certificates of deposits at as many separate FDIC-insured institutions as necessary so that no institution holds deposits exceeding the FDIC insurance limit for that depositor. The Bank acts as custodian for the depositor with respect to certificates issued to the depositor by participating institutions. In reciprocal CDARS transactions the Bank, in turn, issues certificates to depositors for funds originally deposited at other participating institutions. CDARS enhances our ability to attract and retain customers and increase deposit balances. The Bank’s reciprocal CDARS balance was $71.0 million at December 31, 2008, compared to $7.3 million at December 31, 2007 and $85.0 million at September 30, 2008. With news of bank failures and increased levels of distress in the financial services industry and growing customer concern with FDIC insurance limits, customer interest in and demand for CDARS deposits increased before leveling off in the fourth quarter of 2008. There can be no assurance that CDARS deposits will be available for the Company to offer its customers in the future.

     CDARS certificates of deposits issued by the Bank to depositors for funds originally deposited at other participating institutions are considered “brokered deposits” by regulatory agencies, however at December 31, 2008, the Bank did not have any other forms of deposits considered brokered deposits. The Bank expects to utilize brokered deposits outside the CDARS program in the future.

     The Bank is evaluating participation in the FDIC Debt Guarantee Program, which is the other primary component of the TLGP. Under this program, the Bank may issue or participate in a pooled issuance of debt guaranteed by the FDIC under certain circumstances. In the event it does issue such guaranteed debt, upon the failure of the Bank to make a timely payment of principal or interest under an FDIC-guaranteed senior unsecured debt instrument issued between October 14, 2008, and October 2009, the FDIC would pay the unpaid principal and interest, subject to certain regulatory conditions, disclosure requirements, and debt guarantee limits. At this point, it is anticipated that the debt guarantee will not extend beyond June 30, 2012. The Bank expects to issue debt under the TLGP in 2009 as part of its liquidity strategy. Depending on liquidity needs, we may issue up to approximately $46 million in debt under the TLGP.

     At December 31, 2008, the Bank had outstanding borrowings of $223 million against its $502 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The Bank also had Federal Funds line of credit agreements with correspondent financial institutions of $25 million at December 31, 2008. The use of such Federal Funds lines is subject to certain conditions. Additionally, at December 31, 2008, the Bank had an available discount window credit line with the FRB of approximately $30 million with no balance outstanding. Subsequent to December 31, 2008, the Bank received FRB approval to pledge additional collateral types to support this line resulting in an estimated $100 million in additional available borrowing capacity. As with the other lines, each advance under the credit arrangement with FRB is subject to prior FRB consent. For additional detail regarding Bancorp’s outstanding borrowings, see Note 10 “Borrowings” to the Company’s audited financial statements included under “Financial Statements and Supplementary Data” in Item 8 of this report.

     The holding company is a separate entity from the Bank and must provide for its own liquidity. As of December 31, 2008, the holding company did not have any borrowing arrangements of its own. The holding company primarily relies on dividends from the Bank and proceeds from the issuance of trust preferred securities for its liquidity, which is used for various corporate purposes, including dividends, interest payments on its junior subordinated debentures, stock repurchases and operating expenses. Trust preferred securities have historically been an important source of additional liquidity and regulatory capital for the holding company, although given the current market conditions, trust preferred securities are not expected to be a source of liquidity for the Company in 2009. Accordingly, the holding company expects to rely primarily on dividends from the Bank to meet liquidity requirements in 2009. There are statutory and regulatory limitations on the Bank’s ability to pay dividends to the holding company. Based on information available to management at this time, we do not believe these restrictions will have an adverse impact on the ability of the holding company to meet its liquidity requirements in the near term, which primarily include the debt service requirements on the $51 million of junior subordinated debentures it has issued and outstanding.

     At December 31, 2008, six wholly-owned subsidiary grantor trusts established by Bancorp had issued and sold $51.0 million of pooled trust preferred securities that remain outstanding. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture. The trusts used all of the net proceeds from each sale of trust preferred securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures and may be subject to earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table is a summary of outstanding trust preferred securities at December 31, 2008:

(Dollars in thousands)
		Preferred security			Rate at		Next possible
Issuance Trust	Issuance date	amount	Rate type (1)	Initial rate	12/31/08	Maturity date	redemption date
West Coast Statutory Trust III	September 2003	$7,500	Variable	6.75%	4.82%	September 2033	September 2013
West Coast Statutory Trust IV	March 2004	$6,000	Fixed	5.88%	5.88%	March 2034	March 2009
West Coast Statutory Trust V	April 2006	$15,000	Variable	6.79%	3.43%	June 2036	June 2011
West Coast Statutory Trust VI	December 2006	$5,000	Variable	7.04%	3.68%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	$12,500	Variable	6.90%	3.55%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	$5,000	Variable	6.74%	3.38%	June 2037	June 2012
	Total	$51,000		Weighted rate	3.97%

(1)	The variable rate preferred securities reprice quarterly.

     The interest rates on all issued trust preferred securities, other than the $6 million issued in March 2004 reset quarterly and are tied to the London Interbank Offered Rate (“LIBOR”) rate. There were no purchases, redemptions or maturities of trust preferred securities in 2008. For additional information regarding trust preferred securities, see Note 11 “Junior Subordinated Debentures” to the Company’s audited financial statements included under “Financial Statements and Supplementary Data” in Item 8 of this report.

     Management expects to continue relying on customer deposits, cash flow from investment securities, sales of “Available for Sale” securities, loan sales, loan repayments, advances from the FHLB, the Federal Reserve discount window, federal fund lines and other borrowings to provide liquidity. Other potential sources of funds include lines of credit with correspondent banking partners and brokered time deposits. Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the financial services industry, regulatory changes, interest rates available on other investments, changes in consumer confidence in depository institutions or the Bank specifically, general economic conditions, competition, customer management of cash resources and other factors. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities, duration, or repricing intervals of assets. See “Risk Factors” in Item 1A of this report above.

Off Balance Sheet Arrangements

     At December 31, 2008, the Bank had commitments to extend credit of $710 million, or down 26% compared to $962 million at December 31, 2007. For additional information regarding off balance sheet arrangements and future financial commitments, see Note 23 “Financial Instruments with Off Balance Sheet Risk” to the Company’s audited financial statements included under “Financial Statements and Supplementary Data” in Item 8 of this report. We are party to many contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit.

     The table below presents certain future financial obligations including payments required under retirement plans which are included in “Other long-term liabilities” below:

	Payments due within time period at December 31, 2008
(Dollars in thousands)				Due After Five
	0-12 Months	1-3 Years	4-5 Years	Years	Total
Operating leases (1)	$3,802	$6,775	$6,161	$10,256	$26,994
Junior subordinated debentures (2) (3)	2,024	4,048	4,048	95,192	105,312
Long-term borrowings (3)	3,936	69,859	28,078	-	101,873
Other long-term liabilities	220	526	334	668	1,748
Total	$9,982	$81,208	$38,621	$106,116	$235,927

(1)	Operating leases do not include increases in common area charges.
(2)	Junior subordinated debenture obligations reflect contractual maturities which are 30 years from origination and do not reflect possible call dates.
(3)	Long-term borrowings and junior subordinated debenture obligations reflect interest payment obligations based on December 31, 2008 contractual interest rates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     Interest rate, credit and operations risks are the most significant market risks impacting our performance. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities. We rely on loan reviews, prudent loan underwriting standards and an adequate allowance for credit losses to attempt to mitigate credit risk. Interest rate risk is reviewed at least quarterly by the Asset Liability Management Committee (“ALCO”) which includes senior management representatives. The ALCO manages our balance sheet to maintain net interest income and present value of equity within acceptable ranges despite unforeseeable changes in interest rates.

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

     The following tables show the approximate percentage changes in forecasted net interest income over a 12-month period and in the present value of equity under several rate scenarios. For the net interest income analysis, three rate scenarios provided by IHS Global Insight, an outside economic service, are compared to a stable (flat) rate scenario:

	Actual rates	Base Case	Falling Rates	Rising Rates
	December 31, 2008	2009 (average)	2009 (average)	2009 (average)
Federal Funds Rate	.25%	.125%	.01%	1.29%
Prime Rate	3.25%	3.25%	3.02%	4.31%
Treasury Yield Curve Spread 10-year to 3 month	260 basis points	216 basis points	198 basis points	219 basis points
Global Insight Probability		70%	25%	5%

Stable rate scenario compared to:	Percent Change in
Net Interest Income
Global Insight Rising	+.3%
Global Insight Base Case	+.2%
Global Insight Falling	-1.0%

     As illustrated in the above table, at December 31, 2008, we estimate our balance sheet was relatively neutral over a 12 month horizon, meaning that interest earning assets mature or reprice at approximately the same rate as interest-bearing liabilities in a given period. A decrease in market rates of interest could adversely affect net interest income, while an increase in market rates may increase net interest income slightly. At December 31, 2007, we estimated that our balance sheet was slightly asset sensitive. The decline in construction loans during 2008, which have short-term repricing characteristics, reduced our asset sensitivity. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities.

     For the present value of equity analysis, the results are compared to the net present value of equity using the yield curve as of December 31, 2008. This curve is then shifted up and down and the net present value of equity is computed. This table does not include flattening or steepening yield curve effects.

December 31, 2008	Percent Change in
Change in Interest Rates	Present Value of Equity
Up 200 basis points	2.2%
Up 100 basis points	.2%
Down 100 basis points	-.2%

     As indicated in the table above, the results of the present value of equity analysis are consistent with the net interest income simulation results showing that our balance sheet is relatively neutral.

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

     The following table sets forth the estimated maturity and repricing and the resulting interest rate gap between interest earning assets and interest bearing liabilities at December 31, 2008. The amounts in the table are derived from internal Bank data regarding maturities and next repricing dates including contractual repayments.

	Estimated Maturity or Repricing at December 31, 2008
(Dollars in thousands)				Due After Five
	0-3 Months	4-12 Months	1-5 Years	Years	Total
Interest Earning Assets:
Interest earning balances due from banks	$50	$-	$-	$-	$50
Federal funds sold	6,682	-	-	-	6,682
Trading assets	1,546	-	-	-	1,546
Investments available for sale (1)(2)	18,564	21,685	60,257	98,009	198,515
Loans held for sale	2,860	-	-	-	2,860
Loans, including fees	931,522	307,944	762,979	62,351	2,064,796
Total interest earning assets	$961,224	$329,629	$823,236	$160,360	2,274,449
Allowance for loan losses					(28,920)
Cash and due from banks					58,046
Other assets					212,565
Total assets					$2,516,140

Interest Bearing Liabilities:
Savings, interest bearing demand
and money markets (3)	$105,294	$247,393	$319,358	$289,749	$961,794
Time deposits	236,133	285,889	62,251	20	584,293
Borrowings (2)	97,000	35,000	91,059	-	223,059
Junior subordinated debentures	51,000	-	-	-	51,000
Total interest bearing liabilities	$489,427	$568,282	$472,668	$289,769	1,820,146
Other liabilities					497,807
Total liabilities					2,317,953
Stockholders’ equity					198,187
Total liabilities & stockholders’ equity					$2,516,140

Interest sensitivity gap	$471,797	$(238,653)	$350,568	$(129,409)	$454,303
Cumulative interest sensitivity gap	$471,797	$233,144	$583,712	$454,303
Cumulative interest sensitivity gap
as a percentage of total assets	19%	9%	23%	18%

(1)	Equity investments have been placed in the 0-3 month category.
(2)	Repricing is based on anticipated call dates and may vary from contractual maturities.
(3)	Repricing is based on estimated average lives.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
West Coast Bancorp
Lake Oswego, Oregon

We have audited the accompanying consolidated balance sheets of West Coast Bancorp and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
February 23, 2009

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)	2008	2007
ASSETS

Cash and cash equivalents:
Cash and due from banks	$58,046	$81,666
Federal funds sold	6,682	31,512
Interest-bearing deposits in other banks	50	624
Total cash and cash equivalents	64,778	113,802
Trading securities	1,546	1,582
Investment securities available for sale, at fair value
(amortized cost: $201,150 and $259,844, respectively)	198,515	259,130
Federal Home Loan Bank stock held at cost	10,843	10,295
Loans held for sale	2,860	3,187
Loans	2,064,796	2,172,669
Allowance for loan losses	(28,920)	(46,917)
Loans, net	2,035,876	2,125,752
Premises and equipment, net	33,127	34,733
Other real estate owned, net	70,110	3,255
Goodwill	13,059	13,059
Core deposit intangible, net	995	1,432
Bank owned life insurance	23,525	22,612
Other assets	60,906	57,775
Total assets	$2,516,140	$2,646,614

LIABILITIES AND STOCKHOLDERS’ EQUITY

Deposits:
Demand	$478,292	$501,506
Savings and interest bearing demand	346,206	364,971
Money market	615,588	678,090
Time deposits	584,293	550,265
Total deposits	2,024,379	2,094,832
Short-term borrowings	132,000	167,000
Long-term borrowings	91,059	83,100
Junior subordinated debentures	51,000	51,000
Reserve for unfunded commitments	1,014	7,986
Other liabilities	18,501	34,455
Total liabilities	2,317,953	2,438,373

Commitments and contingent liabilities (Notes 12 and 23)

Stockholders’ equity:
Preferred stock: no par value, 10,000,000 shares authorized;
none issued and outstanding	-	-
Common stock: no par value, 50,000,000 shares authorized;
issued and outstanding: 15,695,914 in 2008 and 15,592,821 in 2007	92,245	89,882
Retained earnings	107,542	118,792
Accumulated other comprehensive loss	(1,600)	(433)
Total stockholders’ equity	198,187	208,241
Total liabilities and stockholders’ equity	$2,516,140	$2,646,614

See notes to consolidated financial statements

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Year ended December 31 (In thousands, except per share amounts)	2008	2007	2006
INTEREST INCOME:
Interest and fees on loans	$129,517	$169,180	$136,193
Interest on taxable investment securities	7,700	10,398	10,840
Interest on nontaxable investment securities	3,251	3,048	2,897
Interest on deposits in other banks	38	51	109
Interest on federal funds sold	340	513	759
Total interest income	140,846	183,190	150,798

INTEREST EXPENSE:
Savings, interest bearing demand deposits and money market	17,174	28,958	21,795
Time deposits	20,375	26,078	19,132
Short-term borrowings	4,312	7,057	3,356
Long-term borrowings	4,201	2,765	2,868
Junior subordinated debentures	2,634	3,612	2,775
Total interest expense	48,696	68,470	49,926
Net interest income	92,150	114,720	100,872
Provision for credit losses	40,367	38,956	2,733
Net interest income after provision for credit losses	51,783	75,764	98,139

NONINTEREST INCOME:
Service charges on deposit accounts	15,547	12,932	11,096
Payment systems related revenue	9,033	8,009	6,738
Trust and investment services revenue	5,413	6,390	5,480
Gains on sales of loans	2,328	3,364	2,962
Other real estate owned sales and valuation adjustments	(5,386)	27	14
Other noninterest income	3,252	2,843	2,492
Loss on impairment of debt and equity securities	(6,338)	-	-
Gain (loss) on sales of securities	780	(67)	(686)
Total noninterest income	24,629	33,498	28,096

NONINTEREST EXPENSE:
Salaries and employee benefits	47,500	49,787	47,240
Equipment	7,117	6,544	5,477
Occupancy	9,440	8,548	7,048
Payment systems related expense	3,622	3,143	2,378
Professional fees	4,317	2,072	2,484
Postage, printing and office supplies	3,834	3,896	3,558
Marketing	3,583	4,524	4,967
Communications	1,722	1,624	1,370
Other noninterest expense	9,188	5,161	7,143
Total noninterest expense	90,323	85,299	81,665

INCOME (LOSS) BEFORE INCOME TAXES	(13,911)	23,963	44,570
PROVISION (BENEFIT) FOR INCOME TAXES	(7,598)	7,121	15,310
NET INCOME (LOSS)	$(6,313)	$16,842	$29,260

Basic earnings (loss) per share	$(0.41)	$1.09	$1.95
Diluted earnings (loss) per share	$(0.41)	$1.05	$1.86

Weighted average common shares	15,472	15,507	15,038
Weighted average diluted shares	15,472	16,045	15,730

See notes to consolidated financial statements

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (Dollars in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,313)	$16,842	$29,260
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	4,520	4,747	3,856
Amortization of tax credits	1,264	916	847
Deferred income tax expense	3,811	(12,879)	427
Amortization of intangibles	437	541	435
Provision for credit losses	40,367	38,956	2,733
Decrease (increase) in accrued interest receivable	5,535	80	(4,707)
Increase in other assets	(12,268)	(8,880)	(6,931)
Loss on impairment of securities	6,338	-	-
(Gain) loss on sales of securities	(780)	67	686
Realized net loss (gain) on derivatives	-	34	(15)
Net (gain) loss on disposal of premises and equipment	14	(63)	356
Other real estate owned sales and valuation adjustments	5,386	(27)	(14)
Gains on sale of loans	(2,328)	(3,364)	(2,962)
Origination of loans held for sale	(61,159)	(93,213)	(87,927)
Proceeds from sales of loans held for sale	63,814	100,976	86,523
Increase (decrease) in interest payable	(579)	140	770
Increase (decrease) in other liabilities	(21,151)	13,335	2,399
Increase in cash surrender value of bank owned life insurance	(913)	(894)	(819)
Stock based compensation expense	2,865	2,030	1,641
Excess tax benefit from stock based compensation	-	(144)	(214)
Decrease (increase) in trading securities	36	(507)	(130)
Net cash provided by operating activities	28,896	58,693	26,214

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	51,151	109,658	51,180
Proceeds from sales of available for sale securities	35,033	2,718	33,163
Purchase of available for sale securities	(32,854)	(52,961)	(101,725)
Acquisition, net of cash received	-	-	6,915
Purchase of Federal Home Loan Bank stock	(4,849)	(385)	-
Redemption of Federal Home Loan Bank stock	4,301	-	-
Investments in tax credits	(476)	(140)	(454)
Loans made to customers greater than principal collected on loans	(38,373)	(237,832)	(321,471)
Purchase of loans	-	(2,203)	-
Proceeds from the sale of other real estate owned	16,969	565	-
Proceeds from the sales of premises and equipment	31	442	619
Capital expenditures on other real estate owned	(1,230)	(57)	-
Capital expenditures on premises and equipment	(3,124)	(7,645)	(5,864)
Net cash (used) provided by investing activities	26,579	(187,840)	(337,637)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings and interest
bearing transaction accounts	(104,481)	61,695	155,745
Net increase in time deposits	34,028	26,785	115,598
Proceeds from issuance of junior subordinated debentures, net of costs	-	17,500	20,000
Repayment of junior subordinated debentures	-	(7,500)	(5,000)
Proceeds from issuance of short-term borrowings	2,321,801	2,691,498	1,161,420
Repayment of short-term borrowings	(2,391,801)	(2,654,916)	(1,100,391)
Proceeds from issuance of long-term borrowings	42,959	40,100	5,400
Repayment of long-term borrowings	-	(15,000)	(32,100)
Repurchase of common stock	-	(5,847)	(2,770)
Net activity in common stock of deferred compensation plans	(50)	(84)	(166)
Proceeds from issuance of common stock	25	2,325	4,707
Redemption of common stock related to equity plans	(190)	(639)	(1,082)
Tax benefit (expense) associated with equity plans	(287)	853	1,875
Excess tax benefit from stock based compensation	-	144	214
Cash dividends paid	(6,503)	(7,765)	(6,596)
Net cash (used) provided by financing activities	(104,499)	149,149	316,854

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(49,024)	20,002	5,431
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	113,802	93,800	88,369
CASH AND CASH EQUIVALENTS AT END OF YEAR	$64,778	$113,802	$93,800

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
(Shares and Dollars in thousands)	Common Stock		Retained	Deferred	Comprehensive
	Shares	Amount	Earnings	Compensation	Income (loss)	Total
BALANCE, January 1, 2006	14,692	$72,340	$87,611	$(1,773)	$(1,055)	$157,123
Comprehensive income:
Net income	-	-	29,260	-	-	$29,260
Other comprehensive income, net of tax:
Net unrealized investment/derivative gains	-	-	-	-	741	741
Other comprehensive income, net of tax						741
Comprehensive income						$30,001
Cash dividends, $.45 per common share	-	-	(6,919)	-	-	(6,919)

Issuance of common stock-stock options	367	4,707	-	-	-	4,707
Redemption of stock pursuant to stock plans	(39)	(1,082)	-	-	-	(1,082)
Activity in deferred compensation plan	(5)	(166)	-	-	-	(166)
Issuance of common stock-restricted stock	58	-	-	-	-	-
Transition adjustment for the adoption of SFAS 123(R)	-	(1,773)	-	1,773	-
Issuance of common stock-acquisition related	608	16,472	-	-	-	16,472
Common stock repurchased and retired	(95)	(2,770)	-	-	-	(2,770)
Stock based compensation expense	-	1,641	-	-	-	1,641
Tax benefit associated with stock plans	-	1,875	-	-	-	1,875
BALANCE, December 31, 2006	15,586	91,244	109,952	-	(314)	200,882

Comprehensive income:
Net income	-	-	16,842	-	-	$16,842
Other comprehensive income, net of tax:
Net unrealized investment/derivative loss	-	-	-	-	(119)	(119)
Other comprehensive loss, net of tax	-	-	-	-	-	(119)
Comprehensive income	-	-	-	-	-	$16,723
Cash dividends, $.51 per common share	-	-	(8,002)	-	-	(8,002)

Issuance of common stock-stock options	162	2,325	-	-	-	2,325
Redemption of stock pursuant to stock plans	(22)	(639)	-	-	-	(639)
Activity in deferred compensation plan	(2)	(84)	-	-	-	(84)
Issuance of common stock-restricted stock	74	-	-	-	-	-
Common stock repurchased and retired	(205)	(5,847)	-	-	-	(5,847)
Stock based compensation expense	-	2,030	-	-	-	2,030
Tax benefit associated with stock plans	-	853	-	-	-	853
BALANCE, December 31, 2007	15,593	89,882	118,792	-	(433)	208,241

Comprehensive loss:
Net loss	-	-	(6,313)	-	-	$(6,313)
Other comprehensive loss, net of tax:
Net unrealized investment loss	-	-	-	-	(1,167)	(1,167)
Other comprehensive loss, net of tax	-	-	-	-	-	(1,167)
Comprehensive loss	-	-	-	-	-	$(7,480)
Cash dividends, $.29 per common share	-	-	(4,550)	-	-	(4,550)

Issuance of common stock-stock options	2	25	-	-	-	25
Redemption of stock pursuant to stock plans	(20)	(190)	-	-	-	(190)
Activity in deferred compensation plan	(7)	(50)	-	-	-	(50)
Issuance of common stock-restricted stock	128	-	-	-	-	-
Stock based compensation expense	-	2,865	-	-	-	2,865
Tax adjustment associated with stock plans	-	(287)	-	-	-	(287)
Post retirement benefit adjustment	-	-	(387)	-	-	(387)
BALANCE, December 31, 2008	15,696	$92,245	$107,542	$-	$(1,600)	$198,187

See notes to consolidated financial statements

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations. West Coast Bancorp (“Bancorp” or “the Company”) provides a full range of financial services including lending and depository services through 64 branch banking offices in Oregon and Washington. West Coast Trust Company, Inc. (“West Coast Trust”) provides fiduciary, agency, trust and related services, and life insurance products.

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Bancorp, which operates its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust and Totten, Inc., after elimination of intercompany transactions and balances. West Coast Statutory Trusts III, IV, V, VI, VII and VIII are considered related parties to West Coast Bancorp and their financial results are not consolidated in West Coast Bancorp’s financial statements. Junior subordinated debentures issued by the Company to West Coast Statutory Trusts are included on the Company’s balance sheet as junior subordinated debentures.

     Reclassification. Other real estate owned (“OREO”) and Federal Home Loan Bank (“FHLB”) stock held at cost have been reclassified as their own financial statement line items in prior periods to conform to current presentation in the Company’s consolidated balance sheet.

     Restatements. Common stock and additional paid in capital have been combined into one line item labeled common stock on the Company’s consolidated balance sheets and consolidated statements of changes in stockholders’ equity for all periods presented, as the common stock has no par value. In the consolidated statements of cash flows, proceeds from issuance (repayments of) short-term borrowings and activity related to the issuance of stock options within cash flows from financing activities had previously been presented on a net basis, rather than on a gross basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows”. In addition, we have corrected other immaterial errors within the Company’s consolidated statements of cash flows. For the year ended December 31, 2007 these corrections resulted in a decrease in net cash provided by operating activities of $181,000, an increase in net cash used by investing activities of $57,000, and an increase in net cash provided by financing activities of $238,000. For the year ended December 31, 2006 these corrections resulted in a decrease in net cash provided by operating activities of $323,000, no change in net cash used by investing activities, and an increase in net cash provided by financing activities of $323,000.

     These restatements do not affect the Company’s consolidated statements of income (loss). Accordingly, the Company’s historical net income (loss), earnings (loss) per share, total assets, and cash and cash equivalents remain unchanged.

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

     Supplemental Cash Flow Information. The following table presents supplemental cash flow information for the years ended December 31, 2008, 2007 and 2006. See Note 2, “Acquisition”, for additional information on stock issued for acquisition.

(Dollars in thousands)	December 31,
	2008	2007	2006
Supplemental cash flow information:
Cash paid in the year for:
Interest	$49,275	$68,330	$49,155
Income taxes	$4,385	$19,131	$14,119
Noncash investing and financing activities:
Change in unrealized gain (loss) on available
for sale securities and derivatives, net of tax	$(1,167)	$(119)	$741
Dividends declared and accrued in other liabilities	$157	$2,110	$1,873
OREO and premises and equipment expenditures
accrued in other liabilities	$129	$-	$-
Transfer of loans to OREO	$87,881	$3,793	$-
Stock issued for acquisition	$-	$-	$16,472

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Trading Securities. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with realized and unrealized gains and losses included in earnings. Trading securities held at December 31, 2008 and 2007 are related solely to assets held in a Rabbi Trust for the benefit of the Company’s deferred compensation plans.

     Investment Securities Available for Sale. Investment securities classified as available for sale are not trading securities but may be sold before maturity in response to changes in the Company’s interest rate risk profile, funding needs or demand for collateralized deposits by public entities. Available for sale securities are carried at fair value with unrealized gains and losses, net of any tax effect, reported within accumulated other comprehensive income (loss) in stockholders’ equity. For purposes of computing realized gains and losses, the cost of securities sold is determined using the specific identification method. The Company analyzes investment securities for other-than-temporary impairment (“OTTI”) on a quarterly basis. Declines in fair value which are deemed other-than-temporary, if any, are reported in noninterest income.

     Valuation of Investment Securities Available for Sale. Investment securities are valued utilizing a number of methods including quoted prices in active markets, quoted prices for similar assets, quoted prices for securities in inactive markets and inputs derived principally from or corroborated by observable market data by correlation or other means. In addition, certain investment securities are valued based on the Company’s own assumptions using the best information available using a discounted cash flow model.

     Federal Home Loan Bank Stock. FHLB stock is carried at cost which equals its fair value because the shares can only be redeemed with the FHLB at par. The Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages and FHLB advances. Stock redemptions are at the discretion of the FHLB or of the Company, upon five years’ prior notice for FHLB B stock or six months notice for FHLB A stock to the FHLB.

     Loans Held for Sale. Loans held for sale include mortgage loans that are carried at the lower of cost or market value. Market value generally approximates cost because of the short duration these assets are held by us. Gains and infrequent losses are recognized in the consolidated statement of income as the proceeds from sale less the net book value of the loan including unamortized fees and capitalized direct costs. Servicing rights are typically not retained. In addition, we originate loans to customers under Small Business Administration (“SBA”) programs that generally provide for SBA guarantees of 50% to 85% of each loan. We periodically sell the guaranteed portion of certain SBA loans to investors and retain the unguaranteed portion and servicing rights in our loan portfolio. SBA loans are recorded and held within the loan portfolio until designated to be sold. Gains on these sales are earned through the sale of the guaranteed portion of the loan for an amount in excess of the adjusted carrying value of the portion of the loan sold. We allocate the carrying value of such loans between the portion sold, the portion retained and a value assigned to the right to service the loan. The difference between the adjusted carrying value of the portion retained and the face amount of the portion retained is amortized to interest income over the life of the related loan using a straight-line method over the anticipated lives of the pool of SBA loans.

     Loans. Loans are reported at the amount of unpaid principal net of unearned income and deferred fees and costs. Loan and commitment fees and certain direct loan origination costs are deferred and recognized over the life of the loan and/or commitment period as yield adjustments. Interest income on loans is accrued daily on the unpaid principal balance outstanding as earned.

     Commitments to Extend Credit. Unfunded loan commitments are generally related to providing credit facilities to customers of the bank and are not actively traded financial instruments. These unfunded commitments are disclosed as commitments to extend credit in Note 23 in the notes to consolidated financial statements.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Nonaccrual Loans. Loans (including impaired loans) are placed on nonaccrual status when the collection of interest or principal has become 90 days past due or is otherwise considered doubtful. When a loan is placed on nonaccrual status, the Company stops accruing interest and unpaid accrued interest is reversed. In addition, the Company stops amortizing deferred fees and costs. For certain real estate construction loans accrued unpaid interest as well as qualifying capitalized interest is reversed. Future interest payments are generally applied against principal. Certain customers having financial difficulties may have the terms of their loan agreements modified to require only principal payments and, as such, are reported as nonaccrual. The Company has a mortgage loan product (“nonstandard mortgage loan”) that has a more stringent nonaccrual policy. For these loans, if the collection of principal or interest has become 30 days past due, the loan is placed on nonaccrual.

     Impaired Loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral less selling costs if the loan is collateral dependent. The Company revised its loan policy on accounting for the recognition of impairment on real estate collateral dependent loans in the first quarter ended March 31, 2008. The Company charges off the amount of impairment at the time of impairment, rather than placing the impaired loan amount in a specific reserve. Applying this policy change has accelerated the timing of charge-offs associated with real estate collateral dependent impaired loans. In addition, known impairments on non-real estate secured loans that are impaired are charged off immediately rather than recording a specific reserve in the allowance for loan losses.

     Allowance for Credit Losses. The allowance for credit losses is comprised of two components, the allowance for loan losses and the reserve for unfunded commitments. The allowance for loan losses is a calculation applied to outstanding loan balances, while the reserve for unfunded commitments is based upon a calculation applied to that portion of total loan commitments not yet funded for the period reported.

     The allowance for credit losses is based on management’s estimates. Management determines the adequacy of the allowance for credit losses based on evaluations of the loan portfolio, recent loss experience and other factors, including economic conditions. The Company determines the amount of the allowance for credit losses required for certain sectors based on relative risk characteristics of the loan portfolio. Actual losses may vary from current estimates. These estimates are reviewed periodically and, as adjustments become necessary, are reported in earnings in the periods in which they become known. The allowance for credit losses is increased by provisions for credit losses in earnings. Losses are charged to the allowance while recoveries are credited to the allowance.

     Reserve for Unfunded Commitments. As a component of allowance for credit losses, a reserve for unfunded commitments is maintained at a level that, in the opinion of management, is adequate to absorb losses associated with the Bank’s commitment to lend funds under existing agreements such as letters or lines of credit or construction loans. Management determines the adequacy of the reserve for unfunded commitments based upon reviews of individual credit facilities, current economic conditions, the risk characteristics of the various categories of commitments as well as pooled commitments with similar risk characteristics and other relevant factors. The reserve is based on estimates, and ultimate losses may vary from the current estimates. These estimates are evaluated on a regular basis and, as adjustments become necessary, they are reported in the provision for credit losses in the income statement in the periods in which they become known.

     Other Real Estate Owned. OREO is real property of which the Bank has taken substantial possession or that has been deeded to the Bank through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in partial or full satisfaction of a loan or loans. OREO is initially recorded at the lower of the carrying amount of the loan or fair value of the property less estimated costs to sell. This amount becomes the property’s new basis. Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Management also periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further OREO valuation adjustments or subsequent gains or losses on the final disposition of OREO are charged to other real estate owned sales and valuation adjustments. Expenses from the maintenance and operations of OREO are included in other noninterest expense in the statements of income (loss).

     Premises and Equipment. Premises and equipment are stated at cost, less accumulated depreciation and amortization. Land is carried at cost. Depreciation is computed on the straight-line method over the estimated useful lives of the related assets. In general, furniture and equipment is amortized over a useful life of 3 to 10 years, software and computer related equipment is amortized over 3 to 5 years and buildings are amortized over periods up to 40 years. Leasehold improvements are amortized over the life of the related lease, or the life of the related assets, whichever is shorter. Expenditures for major renovations and betterments of the Company’s premises and equipment are capitalized. Improvements are capitalized and depreciated over their estimated useful lives. Minor repairs, maintenance and improvements are charged to operations as incurred. When property is replaced or otherwise disposed of, the cost of such assets and the related accumulated depreciation are removed from their respective accounts. Related gain or loss, if any, is recorded in current operations.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Goodwill and Intangible Assets. At December 31, 2008, Bancorp had $14.1 million in goodwill and core deposit intangible assets that relate to its acquisition of Mid-Valley Bank. All goodwill and core deposit intangible assets reside at the Bank operating segment. Core deposit intangibles are reviewed for impairment at least annually as of year end. Goodwill is evaluated for impairment on an annual basis at April 30, or when circumstances indicate an impairment may exist. The Company evaluated its goodwill as of December 31, 2008, due to a decrease in the Company’s market capitalization, and concluded that there was no impairment. The Company also evaluated its core deposit intangible at December 31, 2008 and determined there was no impairment. If impairment were deemed to exist, goodwill or other intangible assets would be written down to estimated fair value, resulting in a charge to earnings in the period in which the write down occurs.

     The goodwill impairment analysis requires management to make highly subjective judgments in determining if an indicator of impairment has occurred. Events and factors that may significantly affect the analysis include: a significant decline in our expected future cash flows, a substantial increase in the discount factor, a sustained, significant decline in our stock price and market capitalization, a significant adverse change in legal factors or in the business climate. Other factors might include changing competitive forces, customer behaviors and attrition, revenue trends, cost structures, along with specific industry and market conditions. Adverse change in these factors could have a significant impact on the recoverability of intangible assets and could have a material impact on our consolidated financial statements.

     The goodwill impairment analysis involves a two-step process. The first step is a comparison of the Bank’s fair value to its carrying value. We estimate fair value using a combination of the income approach and market approach with the best information available, including market information and discounted cash flow analysis. The income approach uses a reporting unit’s projection of estimated operating results and cash flows that is discounted using a weighted-average cost of capital that reflects current market conditions. The market approach estimates the fair value of a company by examining the price at which similar companies, or shares of similar companies, are exchanged. Based on management’s goodwill impairment analysis, it was determined that the Bank’s fair value exceeded its carrying value and therefore required no impairment under step one of the process. Further erosion of the Company’s stock price could lead to a future goodwill impairment write down.

     If the carrying value of the reporting unit was determined to have been higher than its fair value, there would have been an indication that impairment may have existed and the second step would have been performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. Specifically, a company would allocate the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. If the implied fair value of goodwill is less than the recorded goodwill, the Company would record an impairment charge for the difference.

     Servicing of Financial Assets. Bancorp originates loans under SBA loan programs. Bancorp periodically sells such loans, and retains servicing rights on the loans originated and sold. The fair value of the servicing rights are determined based upon discounted cash flow analysis and such servicing rights are being amortized in proportion to, and over the period of, estimated future net servicing income. The servicing rights are periodically evaluated for impairment. No impairment was recognized during 2008, 2007, or 2006.

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

     Operating Segments. SFAS No. 131, “Disclosure about Segments of an Enterprise and Related Information”, requires public enterprises to report certain information about their operating segments in the financial statements. The basis for determining the Company’s operating segments is the way in which management operates the businesses. Bancorp has identified two reportable segments, banking and other which include West Coast Trust. See Note 25, “Segment and related information” of the notes to consolidated financial statements for more detail.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Earnings Per Share Calculation. Earnings per share is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the year for financial statement purposes. Diluted earnings per share is calculated by adjusting income and outstanding shares, assuming conversion of all potentially dilutive securities, using the treasury stock method.

     Service Charges on Deposit Accounts. Service charges on deposit accounts primarily represent monthly fees based on minimum balances or transaction-based fees. These fees are recognized as earned or as transactions occur and services are provided.

     Payment Systems Revenue. Payment systems revenue includes interchange income from credit and debit cards, annual fees, and other transaction and account management fees. Interchange income is a fee paid by a merchant bank to the card-issuing bank through the interchange network. Interchange fees are set by the credit card associations and are based on cardholder purchase volumes. The Company records interchange income as transactions occur. Transaction and account management fees are recognized as transactions occur or services are provided, except for annual fees, which are recognized over the applicable period. Volume-related payments to partners and credit card associations and expenses for rewards programs are also recorded within payment systems revenue. Payments to partners and expenses related to rewards programs are recorded when earned by the partner or customer. Merchant processing services revenue consists principally of transaction and account management fees charged to merchants for the electronic processing of transactions, net of interchange fees paid to the credit card issuing bank, card association assessments, and revenue sharing amounts, and are all recognized at the time the merchant’s transactions are processed or other services are performed. The Company may enter into revenue sharing agreements with referral partners or in connection with purchases of merchant contracts from sellers. The revenue sharing amounts are determined primarily on sales volume processed or revenue generated for a particular group of merchants. Merchant processing revenue also includes revenues related to point-of-sale equipment recorded as sales when the equipment is shipped or as earned for equipment rentals.

     Trust and Investment Services Revenue. Trust and investment management fees are recognized over the period in which services are performed and are based on a percentage of the fair value of the assets under management or administration, fixed based on account type, or transaction-based fees.

     New Accounting Pronouncements. In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements.” This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS No. 157 on January 1, 2008. The adoption of this standard did not have a material impact on the Company. See Note 21 “Fair Value Measurement” of the notes to consolidated financial statements for more detail.

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

     In September 2006, the FASB’s Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-4, “Accounting for Deferred Compensation and Postretirement Benefits Aspects of Endorsement Split-Dollar Life Insurance Arrangements” (“EITF 06-4”). This addresses endorsement split-dollar life insurance arrangements that provide a benefit to an employee that extends to postretirement periods. In an endorsement split-dollar arrangement, the employer owns and controls the policy, and the employer and an employee split the insurance policy’s cash surrender value and/or death benefits. The EITF consensus requires that the deferred compensation or postretirement benefit aspects of an endorsement-type split-dollar life insurance arrangement be recognized as a liability by the employer and that the obligation is not effectively settled by the purchase of a life insurance policy. The liability for future benefits would be recognized based on the substantive agreement with the employee, which may be either to provide a future death benefit or to pay for the future cost of the life insurance. The Company adopted EITF 06-4 on January 1, 2008. In conjunction with that adoption, the Company recorded a $.4 million, net of deferred taxes, adjustment to retained earnings and a corresponding liability of $.6 million for future postretirement benefits at January 1, 2008. In the future the Company will record postretirement benefit expense in salaries and employee benefits in the income statement with an increase to liability for postretirement benefits.

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

     The transaction was accounted for under the purchase method of accounting, with Mid-Valley’s assets and liabilities being recorded at their estimated fair values. Mid-Valley’s allowance for loan losses was recorded at carrying value and contained no specific reserves. The purchase price in excess of the net fair value of the assets and liabilities acquired was recorded as goodwill. The amount of goodwill recorded was $13.1 million. The goodwill will not be tax deductible for federal income tax purposes because the transaction is treated as a tax free reorganization. The Company is amortizing the resulting core deposit intangible of $2.2 million using the sum of the years’ digits method over seven years.

     The following table summarizes the estimated fair value of assets and liabilities purchased at the date of acquisition:

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

     The following unaudited adjusted pro forma financial information for the year ended December 31, 2006 assumes that the Mid-Valley acquisition occurred as of January 1, 2006. The pro forma results have been prepared for comparative purposes only and are not necessarily indicative of the results of operations which may occur in the future or that would have occurred had the Mid-Valley acquisition been consummated on the date indicated.

(In thousands, except per share amounts)	December 31,
2006
Net interest income	$103,166
Provision for loan loss	2,733
Noninterest income	28,217
Noninterest expense	84,534
Income before income taxes	44,116
Provision for income taxes	15,213
Net income	$28,903

Basic earnings per share	$1.89
Diluted earnings per share	$1.80

Weighted average common shares	15,322
Weighted average dilutive shares	16,015

3. INVESTMENT SECURITIES

     The following table presents the available for sale investment portfolio as of December 31, 2008 and 2007:

(Dollars in thousands)
December 31, 2008	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$200	$23	$-	$223
U.S. Government agency securities	7,310	77	-	7,387
Corporate securities	12,608	937	(2,668)	10,877
Mortgage-backed securities	94,846	602	(2,882)	92,566
Obligations of state and political subdivisions	81,025	1,805	(432)	82,398
Equity investments and other securities	5,161	120	(217)	5,064
Total	$201,150	$3,564	$(6,199)	$198,515

December 31, 2007	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$200	$7	$-	$207
U.S. Government agency securities	60,554	1,009	(6)	61,557
Corporate securities	20,201	14	(647)	19,568
Mortgage-backed securities	85,050	135	(988)	84,197
Obligations of state and political subdivisions	85,876	577	(347)	86,106
Equity investments and other securities	7,963	7	(475)	7,495
Total	$259,844	$1,749	$(2,463)	$259,130

     Gross realized gains on the sale of securities included in earnings in 2008, 2007, and 2006 were $814,000, $96,000, and $43,000, respectively. Gross realized losses in 2008, 2007, and 2006 were $34,000, $163,000, and $729,000, respectively.

     In 2008, the Company recorded OTTI charges totaling $6.3 million pretax, $.4 million relating to an investment in a Lehman Brothers bond, $3.1 million related to two pooled trust preferred investments in our corporate securities portfolio, and $2.8 million for an investment in Freddie Mac preferred stock held in our equity and other securities portfolio. In reaching the determination to record these impairments management reviewed the facts and circumstances available surrounding the securities, including the duration and amount of the unrealized loss, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time. In addition, with respect to the pooled trust preferred securities, it was determined that the credit and liquidity spreads had increased significantly. Based on its assessment, management determined that there was an OTTI in each case and that a charge was appropriate for these securities.

     Dividends on investment securities for the years 2008, 2007, and 2006 were $294,000, $302,000, and $280,000, respectively. Securities with a fair value of approximately $28.3 million and $89.1 million were pledged to secure public deposits at December 31, 2008 and 2007, respectively. At December 31, 2008 and December 31, 2007, Bancorp had no reverse repurchase agreements. No outstanding mortgage-backed securities were classified as high risk at December 31, 2008 or 2007, under applicable regulatory guidelines.

     Our U.S. Government agency securities decreased by $54.2 million from December 31, 2007, to December 31, 2008, as we used maturing investments and sales to pay down borrowings.

     Our corporate security portfolio had a $2.7 million net unrealized loss at December 31, 2008. The majority of this loss was associated with the decline in market value of our $10.8 million in investments in pooled trust preferred securities issued primarily by banks and insurance companies. These securities are rated A- or better and have several features that reduce credit risk, including seniority over certain traunches in the same pool and the benefit of certain collateral coverage tests. An increase in credit and liquidity spreads contributed to the unrealized loss associated with these securities. The fair value of these securities fluctuates as spreads and market interest rates change. These securities had a $10.8 million carrying value with a $9.0 million fair value at December 31, 2008.

3. INVESTMENT SECURITIES (continued)

     Our mortgage-backed securities portfolio consisted of $55.4 million of U.S. agency backed mortgages and $37.2 million of non-agency mortgages. The majority of our non-agency mortgage-backed securities portfolio is comprised of securities secured by 15 year fully amortizing jumbo loans. All of our non-agency mortgage-backed securities are rated AAA or Aaa. The unrealized loss in our mortgage-backed securities portfolio is substantially due to an increase in interest rates and subsequent increase in credit spreads.

     Our portfolio of securities representing obligations of state and political subdivisions had an estimated fair value of $82.4 million, while the amortized cost was $81.0 million, reflecting an unrealized gain of $1.4 million. Consistent with the industry, the Company has experienced an adverse change in the credit ratings of the securities in this segment of our portfolio, which is comprised solely of municipal bonds. At December 31, 2008, the ratings associated with the securities in this segment were: 10% AAA, 52% AA, 21% A, 14% BBB and 3% non-rated. At December 31, 2007 the ratings were: 91% AAA, 6% AA, 2% A and 1% BBB.

     The following table provides information on investment securities with 12 month or greater continuous unrealized losses as of December 31, 2008:

(Dollars in thousands)	Amortized cost of	Fair value of
December 31, 2008	securities with an	securities with an
	unrealized loss more than	unrealized loss more than	Unrealized
	12 continuous months	12 continuous months	Gross Losses
Mortgage-backed securities	$10,169	$9,192	$(977)
Obligations of state and political subdivisions	1,209	1,169	(40)
Equity investments and other securities	1,800	1,722	(78)
Total	$13,178	$12,083	$(1,095)

     There were 9 investment securities with a 12 month or greater continuous unrealized loss in the investment portfolio at December 31, 2008, with a total unrealized loss of $1.1 million. At December 31, 2007, there were 45 investment securities with a 12 month or greater, continuous unrealized loss in the investment portfolio, with a total unrealized loss of $1.1 million. The unrealized loss on these investment securities was due to increases in credit and liquidity spreads causing a decline in their fair market value subsequent to their purchase. The value of most of our securities fluctuates as market interest rates change. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table are considered OTTI. The Company has the ability and intent to hold securities with unrealized losses until their values recover.

     The following table provides information on investment securities which have an unrealized loss and have been in an unrealized loss position for less than 12 months as of December 31, 2008:

(Dollars in thousands)	Amortized cost of	Fair value of
December 31, 2008	securities with an	securities with an
	unrealized loss less than	unrealized loss less than	Unrealized
	12 continuous months	12 continuous months	Gross Losses
Corporate securities	$10,150	$7,482	$(2,668)
Mortgage-backed securities	46,305	44,401	(1,904)
Obligations of state and political subdivisions	10,748	10,356	(392)
Equity investments and other securities	361	221	(140)
Total	$67,564	$62,460	$(5,104)

     There were a total of 45 securities in Bancorp’s investment portfolio at December 31, 2008, that have been in a continuous unrealized loss position for less than 12 months, with a book value of $67.6 million and a total unrealized loss of $5.1 million. At December 31, 2007, there were a total of 47 securities in Bancorp’s investment portfolio that have been in a continuous unrealized loss position for less than 12 months, with an amortized cost of $62.1 million and a total unrealized loss of $1.4 million. The unrealized loss on these investment securities was predominantly caused by increases in credit and liquidity spreads. The fair value of these securities fluctuates as market interest rates change. Based on management’s evaluation and intent, none of the unrealized losses summarized in this table were considered OTTI. The Company has the ability and intent to hold securities with a stated maturity until the value recovers.

     At December 31, 2008 and 2007, the Company had $97.9 and $116.3 million, respectively, in investments securities pledged as collateral for borrowings and public funds.

4. MATURITIES OF INVESTMENT SECURITIES

     The following table presents the maturities of the investment portfolio at December 31, 2008:

(Dollars in thousands)	Available for sale
December 31, 2008	Amortized cost	Fair value
U.S. Treasury securities
One year or less	$-	$-
After one year through five years	200	223
After five through ten years	-	-
Due after ten years	-	-
Total	200	223

U.S. Government agency securities:
One year or less	6,151	6,191
After one year through five years	1,159	1,196
After five through ten years	-	-
Due after ten years	-	-
Total	7,310	7,387

Corporate securities:
One year or less	-	-
After one year through five years	509	484
After five through ten years	1,320	1,373
Due after ten years	10,779	9,020
Total	12,608	10,877

Obligations of state and political subdivisions:
One year or less	2,626	2,649
After one year through five years	24,766	25,411
After five through ten years	36,562	37,506
Due after ten years	17,071	16,832
Total	81,025	82,398

Sub-total	101,143	100,885

Mortgage-backed securities	94,846	92,566
Equity investments and other securities	5,161	5,064
Total securities	$201,150	$198,515

     Mortgage-backed securities, including collateralized mortgage obligations and asset-backed securities, have maturities that will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The following table presents the loan portfolio as of December 31, 2008 and 2007:

(Dollars in thousands)	December 31,
	2008	2007
Commercial loans	$482,405	$504,101
Real estate construction	285,149	517,988
Real estate mortgage	393,208	330,803
Commercial real estate	882,092	796,622
Installment and other consumer	21,942	23,155
Total loans	2,064,796	2,172,669
Allowance for loan losses	(28,920)	(46,917)
Total loans, net	$2,035,876	$2,125,752

     The Bank makes commercial, residential and consumer loans to customers primarily throughout Oregon and Washington. The Bank’s strategy for credit risk management includes well defined credit policies, specific underwriting criteria, and ongoing risk monitoring and review processes for all credit exposures. The Bank’s exposure to credit risk associated with its lending activities is measured on groups of loans with similar characteristics or on individual loans. Although the Bank has a diversified loan portfolio, a substantial portion of the loans in the portfolio were made to borrowers whose ability to honor their loan contracts is dependent upon the economies of Oregon and/or Washington. In addition, we have identified the Bank’s two-step residential construction loan (“two-step loan”) portfolio, which is a portion of our real estate construction loan portfolio, as having a concentration of credit risk. The two-step loan portfolio has decreased substantially due to charge-offs and foreclosures and a subsequent shift into OREO.

     The following table presents the real estate construction loans by category for the dates shown:

	December 31,
	2008		2007
(Dollars in thousands)	Amount	Percent	Amount	Percent
Commercial construction	$92,615	32%	$90,670	17%
Two-step residential construction loans	53,084	19%	262,952	51%
Residential construction to builder	71,296	25%	80,737	16%
Residential subdivision or site development	68,485	24%	84,620	16%
Net deferred fees	(331)	0%	(991)	0%
Total real estate construction loans	$285,149	100%	$517,988	100%

     At December 31, 2008 and 2007, the reserve for unfunded commitments was $1.0 million and $8.0 million, respectively.

     The following is an analysis of the changes in the allowance for credit losses:

(Dollars in thousands)	Year Ending December 31,
	2008	2007	2006
Balance, beginning of period	$54,903	$23,017	$20,469
Provision for credit losses	40,367	38,956	2,733
Losses charged to the allowance	(68,255)	(7,713)	(1,921)
Recoveries credited to the allowance	2,919	643	849
Allowance for loan losses, from acquisition	-	-	887
Balance, end of period	$29,934	$54,903	$23,017

Components of allowance for credit losses
Allowance for loan losses	$28,920	$46,917
Reserve for unfunded commitments	1,014	7,986
Total allowance for credit losses	$29,934	$54,903

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

     The process for determining the adequacy of the allowance for credit losses is critical to our financial results. The allowance for credit losses is management’s best estimate of losses inherent in the loan portfolio. It requires difficult, subjective and complex judgments, as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may need to significantly adjust the allowance for credit losses, considering current factors at the time, including economic or market condition and ongoing internal and external examination processes. Management believes the balance of the allowance for credit losses is adequate to absorb losses on all loans and loan commitments in the portfolio.

     The provision for credit losses of $40.4 million for 2008 was primarily caused by negative risk rating changes and higher net charge-offs related to our loan portfolio outside the two-step program. The provision for credit losses of $38.9 million for 2007 increased $36.2 million as compared to 2006, largely due to the significant fourth quarter provision for credit losses of $27.8 million associated with our two-step loan portfolio as well as higher net loan charge-offs in the commercial and residential construction loan portfolios.

     Loans on which the accrual of interest has been discontinued were approximately $127.6 million, $26.4 million and $1.5 million at December 31, 2008, 2007, and 2006, respectively. Interest income foregone on nonaccrual loans was approximately $13.6 million, $1.4 million and $.1 million in 2008, 2007, and 2006, respectively.

     At December 31, 2008 and 2007, Bancorp’s recorded investment in certain loans that were considered to be impaired was $161.9 million and $33.2 million, respectively. At December 31, 2008, there were no specific valuation allowances for impaired loans due to the Company’s revised loan policy on accounting for the recognition of impairment on real estate collateral dependent loans in the first quarter ended March 31, 2008. At December 31, 2007, $21.7 million of these impaired loans had a specific related valuation allowance of $3.6 million while $11.5 million did not require a specific valuation allowance.

     The average recorded investment in impaired loans for the years ended December 31, 2008, 2007 and 2006 was approximately, $128.6 million, $15.5 million and $3.8 million, respectively. For the years ended December 31, 2008, 2007 and 2006, interest income recognized on impaired loans totaled $1,195,000, $23,000, and $220,000, respectively, all of which was recognized on a cash basis.

     At December 31, 2008 and 2007, Bancorp had $1.2 million and $1.4 million, respectively, of overdrafts classified as loans in the installment and other consumer loan category.

6. PREMISES AND EQUIPMENT

     Premises and equipment consists of the following:

(Dollars in thousands)	December 31,
	2008	2007
Land	$4,439	$4,439
Buildings and improvements	30,306	28,809
Furniture and equipment	28,815	28,695
Construction in progress	2,294	3,339
	65,854	65,282
Accumulated depreciation	(32,727)	(30,549)
Total	$33,127	$34,733

     Depreciation included in occupancy and equipment expense amounted to $4.7 million, $4.6 million, and $3.6 million for the years ended December 31, 2008, 2007 and 2006, respectively. The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists. No impairments were recorded during 2008, 2007, or 2006.

7. GOODWILL AND INTANGIBLE ASSETS

     The following table summarizes the changes in Bancorp’s goodwill and core deposit intangible asset for the periods shown:

(Dollars in thousands)		Core deposit
	Goodwill	intangible
Balance, January 1, 2007	$13,059	$1,973
Amortization	-	(541)
Balance, December 31, 2007	$13,059	$1,432
Amortization	-	(437)
Balance, December 31, 2008	$13,059	$995

     Acquired goodwill and core deposit intangible are related to the acquisition of Mid-Valley Bank. All acquired goodwill resides in the Bank operating segment. The Company evaluated its goodwill as of December 31, 2008, due to a decrease in the Company’s market capitalization, and concluded that there was no impairment.

     The following table presents the forecasted core deposit intangible asset amortization expense for 2009 through 2013:

(Dollars in thousands)	Full year
expected
Year	amortization
2009	$358
2010	279
2011	199
2012	119
2013	40

8. OTHER ASSETS

     The following table summarizes Bancorp’s other assets for the years ended December 31, 2008 and 2007:

(Dollars in thousands)	December 31,
	2008	2007
Deferred tax assets, net	$15,258	$18,314
Accrued interest receivable	11,006	16,540
Investment in affordable housing tax credits	5,912	6,889
Income taxes receivable	16,579	-
Other	12,151	16,032
Total other assets	$60,906	$57,775

     Bancorp has invested in two limited partnerships that operate qualified affordable housing properties. Tax credits and tax deductions from operating losses are passed through the partnerships to Bancorp. The Company accounts for these investments using the equity method.

9. OTHER REAL ESTATE OWNED, NET

     The following table summarizes Bancorp’s OREO for the years ended December 31, 2008 and 2007:

(Dollars in thousands)	December 31,
	2008	2007
Balance, beginning period	$3,255	$-
Additions to OREO	89,128	3,786
Disposition of OREO	(17,488)	(531)
Valuation adjustments in the period	(4,785)	-
Total OREO	$70,110	$3,255

     The following table summarizes Bancorp’s OREO valuation allowance for the years ended December 31, 2008 and 2007:

(Dollars in thousands)	December 31,
	2008	2007
Balance, beginning period	$175	$175
Additions to the valuation allowance	4,785	-
Deductions from the valuation allowance	(1,040)	-
Total OREO valuation allowance	$3,920	$175

10. BORROWINGS

     The following table summarizes Bancorp’s borrowings for the years ended December 31, 2008 and 2007:

(Dollars in thousands)	December 31,
	2008	2007
Short-term borrowings:
FHLB advances	$132,000	$167,000
Long-term borrowings:
FHLB non-putable advances	61,059	68,100
FHLB putable advances	30,000	15,000
Total long-term borrowings	91,059	83,100
Total borrowings	$223,059	$250,100

     FHLB advances are collateralized, as provided for in an advance, pledge and security agreement with the FHLB, by certain investment securities and mortgage-backed securities, stock owned by Bancorp including deposits at the FHLB and certain qualifying loans. This advance agreement requires FHLB prior consent to utilize available credit. At December 31, 2008, the Company had additional borrowing capacity available at the FHLB of $279.4 million based on pledged collateral.

     Long-term borrowings at December 31, 2008, consist of notes with fixed maturities and structured advances with the FHLB totaling $91.1 million. Total long-term borrowings with fixed maturities were $61.1 million, with rates ranging from 3.24% to 5.42%. Bancorp had three structured advances totaling $30.0 million, with original terms of three and five years at a rate of 2.50 % to 4.46%. The scheduled maturities on these structured advances occur in September 2010, February 2013 and August 2013, although the FHLB may under certain circumstances require repayment of these structured advances prior to maturity. Principal payments due at scheduled maturity of Bancorp’s long-term borrowings at December 31, 2008, are $32.6 million in 2010, $16.5 million in 2011, $20.1 million in 2012, and $21.9 million in 2013.

     Long-term borrowings at December 31, 2007 consist of notes with fixed maturities and structured advances with the FHLB totaling $83.1 million. Total long-term borrowings with fixed maturities were $68.1 million. Bancorp had two structured advances totaling $15.0 million with original terms of three and five years, and final maturities in June 2009 and September 2010. The FHLB may under certain circumstances require repayment of these advances prior to their scheduled maturities.

     Bancorp had no outstanding Federal Funds purchased from correspondent banks, borrowings from the discount window, or reverse repurchase agreements at December 31, 2008 and 2007.

11. JUNIOR SUBORDINATED DEBENTURES

     At December 31, 2008, six wholly-owned subsidiary grantor trusts established by Bancorp had issued and sold $51 million of pooled trust preferred securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture. The trusts used all of the net proceeds from each sale of trust preferred securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures and may be subject to earlier redemption by the Company as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table is a summary of outstanding trust preferred securities at December 31, 2008:

(Dollars in thousands)
		Preferred security			Rate at		Next possible
Issuance Trust	Issuance date	amount	Rate type (1)	Initial rate	12/31/08	Maturity date	redemption date
West Coast Statutory Trust III	September 2003	$7,500	Variable	6.75%	4.82%	September 2033	September 2013
West Coast Statutory Trust IV	March 2004	$6,000	Fixed	5.88%	5.88%	March 2034	March 2009
West Coast Statutory Trust V	April 2006	$15,000	Variable	6.79%	3.43%	June 2036	June 2011
West Coast Statutory Trust VI	December 2006	$5,000	Variable	7.04%	3.68%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	$12,500	Variable	6.90%	3.55%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	$5,000	Variable	6.74%	3.38%	June 2037	June 2012
	Total	$51,000		Weighted rate	3.97%

(1)	The variable rate preferred securities reprice quarterly.

     The interest rates on the trust preferred securities issued in September 2003, April 2006, December 2006, March 2007, and June 2007 reset quarterly and are tied to the London Interbank Offered Rate (“LIBOR”) rate.

     The junior subordinated debentures issued by Bancorp to the grantor trust are reflected in our consolidated balance sheet in the liabilities section at December 31, 2008 and 2007, under the caption “junior subordinated debentures.” Bancorp records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. The common capital securities issued by the trusts are recorded within other assets in the consolidated balance sheets, and totaled $1.6 million at December 31, 2008 and 2007.

12. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases land and office space under 52 leases, of which 49 are long-term operating leases that expire between 2009 and 2023. At the end of most of the respective lease terms, Bancorp has the option to renew the leases at fair market value. At December 31, 2008, minimum future lease payments under these leases and other operating leases were:

(Dollars in thousands)	Minimum Future
Year	Lease Payments
2009	$3,802
2010	3,504
2011	3,271
2012	3,148
2013	3,013
Thereafter	10,256
Total	$26,994

     Rental expense for all operating leases was $4.1 million, $3.7 million, and $3.0 million for the years ended December 31, 2008, 2007, and 2006, respectively.

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

13. INCOME TAXES

     The provision (benefit) for income taxes for the last three years consisted of the following:

(Dollars in thousands)	Year ended December 31,
	2008	2007	2006
Current
Federal	$(9,717)	$17,401	$13,009
State	(1,692)	2,599	1,874
	(11,409)	20,000	14,883
Deferred
Federal	3,302	(11,143)	369
State	509	(1,736)	58
	3,811	(12,879)	427
Total
Federal	(6,415)	6,258	13,378
State	(1,183)	863	1,932
Total	$(7,598)	$7,121	$15,310

13. INCOME TAXES (continued)

     Net deferred taxes are included in other assets on the Company’s balance sheet. The tax effect of temporary differences that give rise to significant portions of deferred tax assets and deferred tax liabilities as of December 31, 2008 and 2007 are presented below:

(Dollars in thousands)	December 31,
	2008	2007
Deferred tax assets:
Allowance for loan losses	$11,114	$18,030
Reserve for unfunded commitments	390	3,069
Net unrealized loss on investments
available for sale	1,035	280
Deferred employee benefits	1,356	1,092
Loss on impairment of securities	2,840	405
Stock option and restricted stock	796	488
Valuation allowance on OREO	1,506	67
Capitalized OREO expenses	629	-
Other	1,173	948
Total deferred tax assets	20,839	24,379

Deferred tax liabilities:
Accumulated depreciation	1,033	1,134
Loan origination costs	2,108	2,365
Federal Home Loan Bank stock dividends	1,893	1,826
Intangible assets	310	458
Other	237	282
Total deferred tax liabilities	5,581	6,065
Net deferred tax assets	$15,258	$18,314

     Based on historical performance, the Company believes it is more likely than not that the net deferred tax assets at December 31, 2008 and 2007 will be used to reduce future taxable income and therefore no valuation allowance associated with deferred tax assets has been established at December 31, 2008 and 2007.

     The effective tax rate varies from the federal income tax statutory rate. The reasons for the variance are as follows:

(Dollars in thousands)	Year ended December 31,
	2008	2007	2006
Expected federal income tax provision (benefit) (1)	$(4,730)	$8,387	$15,599
State income tax, net of federal income tax effect	(769)	561	1,256
Interest on obligations of state and political subdivisions
exempt from federal tax	(1,302)	(1,247)	(1,068)
Investment tax credits	(880)	(598)	(521)
Bank owned life insurance	(309)	(303)	(286)
Stock options	177	149	186
Other, net	215	172	144
Total	$(7,598)	$7,121	$15,310

(1)	Federal income tax provision applied at 34% in 2008 and 35% in all other periods.

     Bancorp is subject to U.S. federal income tax and income tax of the State of Oregon. The years 2005 through 2007 remain open to examination for federal income taxes, and years 2004 through 2007 remain open for State examination. As of December 31, 2008 and 2007, Bancorp had no unrecognized tax benefits or uncertain tax positions. In addition, Bancorp had no accrued interest or penalties as of January 1, 2008 or December 31, 2008. It is Bancorp’s policy to record interest and penalties as a component of income tax expense.

14. STOCKHOLDERS’ EQUITY AND REGULATORY REQUIREMENTS

     Authorized capital of Bancorp includes 10,000,000 shares of Preferred Stock no par value, none of which were issued at December 31, 2008, or 2007.

     In July 2000, Bancorp announced a stock repurchase program that was expanded in September 2000, June 2001, September 2002, April 2004, and by 1.0 million shares in September 2007. Under this plan, the Company can purchase up to 4.88 million shares of the Company’s common stock. The Company does not intend to repurchase shares in 2009. Total shares available for repurchase under this plan are 1,052,000 at December 31, 2008. The Company did not repurchase any shares in 2008.

     The following table presents information with respect to Bancorp’s stock repurchase program:

	Shares repurchased in	Cost of shares	Average cost per
(Shares and dollars in thousands, except per share)	period	repurchased	share
Prior to year end 2006	3,623	60,503	16.70
Year ended 2007	205	5,847	28.52
Year ended 2008	-	-	-
Plan to date total	3,828	$66,350	$17.33

     The Federal Reserve and Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and member banks. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off balance sheet items. The Federal Reserve and FDIC risk based capital guidelines require banks and bank holding companies to have a ratio of Tier 1 capital to total risk weighted assets of at least 4%, and a ratio of total capital to total risk weighted assets of 8% or greater. In addition, the leverage ratio of Tier 1 capital to total average assets less intangibles is required to be at least 3%. Bancorp and its bank subsidiary’s capital components, classification, risk weightings and other factors are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain action by regulators that, if undertaken, could have a material effect on Bancorp’s financial statements. As of December 31, 2008, Bancorp and its subsidiary bank are considered “Well Capitalized” under current risk based capital regulatory guidelines, which require well capitalized banks and bank holding companies to maintain Tier 1 capital of at least 6%, total risk based capital of at least 10% and a leverage ratio of at least 5%. Management believes that no events or changes in conditions have subsequently occurred which would significantly change Bancorp’s capital position. Payment of dividends by the Company and the Bank is subject to restriction by state and federal banking regulators. During 2008, Bancorp determined to reduce its quarterly dividend to $.01 per share beginning with the dividend declared in the third quarter of 2008.

     The following table presents selected risk adjusted capital information as of December 31, 2008 and 2007:

	2008				2007

				Percent required				Percent required
			Amount Required	for Minimum			Amount Required	for Minimum
(Dollars in thousands)			For Minimum	Capital			For Minimum	Capital
	Amount	Ratio	Capital Adequacy	Adequacy	Amount	Ratio	Capital Adequacy	Adequacy
Tier 1 Capital
West Coast Bancorp	$236,601	9.96%	$95,015	4%	$244,165	9.88%	$98,804	4%
West Coast Bank	229,167	9.66%	94,911	4%	228,976	9.28%	98,687	4%

Total Capital
West Coast Bancorp	$266,296	11.21%	$190,030	8%	$275,306	11.15%	$197,608	8%
West Coast Bank	258,830	10.91%	159,822	8%	260,080	10.54%	197,373	8%

Leverage Ratio
West Coast Bancorp	$236,601	9.46%	$75,035	3%	$244,165	9.41%	$77,855	3%
West Coast Bank	229,167	9.17%	74,946	3%	228,976	8.83%	77,828	3%

15. BALANCES WITH THE FEDERAL RESERVE BANK

     The Bank is required to maintain cash reserves or deposits with the Federal Reserve equal to a percentage of reservable deposits. The average required reserves for the Bank were $5.7 million and $5.0 million during the years ended December 31, 2008 and 2007, respectively.

16. EARNINGS (LOSS) PER SHARE

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

     The following tables reconcile the numerator and denominator of the basic and diluted earnings (loss) per share computations:

		Weighted Average
(Dollars and shares in thousands, except per share data)	Net Income (loss)	Shares	Per Share Amount

	For the year ended December 31, 2008
Basic earnings (loss)	$(6,313)	15,472	$(0.41)
Stock options		-
Restricted stock		-
Diluted earnings (loss) (1)	$(6,313)	15,472	$(0.41)

Common stock equivalent shares excluded due to anti-dilutive effect		60

	For the year ended December 31, 2007
Basic earnings	$16,842	15,507	$1.09
Stock options		497
Restricted stock		41
Diluted earnings	$16,842	16,045	$1.05

Common stock equivalent shares excluded due to anti-dilutive effect		145

	For the year ended December 31, 2006
Basic earnings	$29,260	15,038	$1.95
Stock options		648
Restricted stock		44
Diluted earnings	$29,260	15,730	$1.86

Common stock equivalent shares excluded due to anti-dulitive effect		99

     Bancorp had no reconciling items between net income (loss) and income available to common stockholders for the periods reported.

17. COMPREHENSIVE INCOME (LOSS)

     The following table displays the components of other comprehensive income (loss) for the last three years:

(Dollars in thousands)	Year ended December 31,
	2008	2007	2006
Net income (loss) as reported	$(6,313)	$16,842	$29,260

Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising during the year	(7,480)	(291)	541
Tax (provision) benefit	2,891	114	(213)
Unrealized holding gains (losses) arising during the year, net of tax	(4,589)	(177)	328

Unrealized (losses) gains on derivatives- cash flow hedges	-	28	(6)
Tax benefit (provision)	-	(11)	2
Unrealized (losses) gains on derivatives- cash flow hedges, net of tax	-	17	(4)

Less: Reclassification adjustment for impairment and
losses on sales of securities	5,558	67	686
Tax benefit	(2,136)	(26)	(269)
Net realized losses, net of tax	3,422	41	417

Total comprehensive income (loss)	$(7,480)	$16,723	$30,001

18. TIME DEPOSITS

     Included in time deposits are deposits in denominations of $100,000 or greater, totaling $290.0 million and $287.1 million at December 31, 2008 and 2007, respectively. Interest expense relating to time deposits in denominations of $100,000 or greater was $10.5 million, $14.0 million and $9.8 million for the years ended December 31, 2008, 2007 and 2006, respectively. Maturity amounts on Bancorp’s time deposits include $522.1 million in 2009, $38.9 million in 2010, $12.0 million in 2011, $10.2 million in 2012, and $1.1 million in 2013. Included in the maturity amounts are $2.2 million in variable rate time deposits that reprice monthly with maturities in the first quarter of 2009.

19. EMPLOYEE BENEFIT PLANS

     West Coast Bancorp employee benefits include a plan established under section 401(k) of the Internal Revenue Code for certain qualified employees (the “401(k) plan”). Employee contributions up to 100 percent of salaries under the Internal Revenue Code guidelines can be made under the 401(k) plan, of which Bancorp may match 50 percent of the employees’ contributions up to a maximum of three percent of the employees’ eligible compensation. Bancorp did not make a matching contribution for 2008. Bancorp may also elect to make discretionary contributions to the plan. No discretionary matches were made in 2008, 2007 and 2006. Employees vest immediately in their own contributions and earnings, and vest in Bancorp’s contributions over five years of eligible service. Bancorp had no 401(k) plan related expenses in 2008, and $.94 million and $.82 million for 2007, and 2006, respectively, related to the Company’s 401(k) plan match.

     Bancorp provides separate non-qualified deferred compensation plans for directors and executive officers (collectively, “Deferred Compensation Plans”) as supplemental benefit plans which permit directors and selected officers to elect to defer receipt of all or any portion of their future salary, bonus or directors’ fees, including with respect to officers, amounts they otherwise might not be able to defer under the 401(k) plan due to specified Internal Revenue Code restrictions on the maximum deferral that may be allowed under that plan. Under the plans, an amount equal to compensation being deferred by participants is placed in a rabbi trust, the assets of which are available to Bancorp’s creditors, and invested consistent with the participants’ direction among a variety of investment alternatives. A deferred compensation liability of $1.9 million was included in other liabilities as of December 31, 2008, compared to $2.4 million at December 31, 2007.

     Bancorp has multiple supplemental executive retirement agreements with former and current executives. The following table reconciles the accumulated liability for the benefit obligation of these agreements:

(Dollars in thousands)	Year ended December 31,
	2008	2007
Beginning balance	$2,223	$1,978
Benefit expense	293	344
Benefit payments	(160)	(99)
Ending balance	$2,356	$2,223

     Bancorp’s obligations under supplemental executive retirement agreements are unfunded plans and have no plan assets. The benefit obligation represents the vested net present value of future payments to individuals under the agreements. Bancorp’s benefit expense, as specified in the agreements for the entire year 2009, is expected to be $.2 million. The benefits expected to be paid are presented in the following table:

     (Dollars in thousands)

Benefits expected to
Year	be paid
2009	$220
2010	185
2011	174
2012	167
2013	167
2014 through 2018	835

20. STOCK PLANS

     At December 31, 2008, Bancorp maintains multiple stock option plans. Bancorp’s stock option plans include the 2002 Stock Incentive Plan (“2002 Plan”), the 1999 Stock Option Plan and the 1995 Directors Stock Option Plan. No additional grants may be made under plans other than the 2002 Plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options and restricted stock awards for up to 1.9 million shares, of which 229,000 shares remain available for issuance, of which 56,000 shares may be allocated to restricted stock awards.

      All stock options have an exercise price that is equal to the closing fair market value of Bancorp’s stock on the date the options were granted. Options granted under the 2002 Plan generally vest over a three or four-year vesting period; however, certain grants have been made that vested immediately. Stock options have a ten-year maximum term. Options previously issued under the 1999 or prior plans are fully vested. It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock. Bancorp expenses stock options and restricted stock on a straight line basis over the related vesting term.

      The following table presents information on stock options outstanding for the periods shown:

		2008		2007		2006
		Weighted		Weighted		Weighted
		Avg. Ex.		Avg. Ex.		Avg. Ex.
	2008 Common Shares	Price	2007 Common Shares	Price	2006 Common Shares	Price
Balance, beginning of year	1,311,585	$16.97	1,470,036	$16.61	1,693,135	$14.80
Granted	178,000	12.73	11,900	31.53	157,775	27.65
Exercised	(2,622)	9.46	(161,834)	14.36	(366,893)	12.83
Forfeited/expired	(79,448)	17.56	(8,517)	25.17	(13,981)	21.71
Balance, end of year	1,407,515	$16.41	1,311,585	$16.97	1,470,036	$16.61
Exercisable, end of year	1,150,201		1,099,940		1,151,694

      As of December 31, 2008, outstanding stock options consist of the following:

					Weighted Avg.	Weighted Avg.		Weighted Avg.
Exercise Price Range				Options Outstanding	Exercise Price	Remaining Life	Options Exercisable	Exercise Price
	$8.44	-	$12.27	370,035	$10.56	1.72	368,535	$10.56
	12.50	-	14.67	390,766	13.71	5.75	234,866	14.35
	15.09	-	21.32	481,240	19.30	5.30	453,395	19.22
	21.92	-	34.13	165,474	27.46	7.26	93,405	27.04
Total				1,407,515	$16.41	4.71	1,150,201	$16.09

      The average fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. There were no non-qualified director stock options granted in 2007. The following table presents the assumptions used in the fair value calculation:

	Non-Qualified Director Options		Employee Options
	2008	2006	2008	2007	2006
Risk Free interest rates	2.75%	4.95%	2.75%-3.52%	4.44%-4.78%	4.35%-5.13%
Expected dividend	3.60%	1.64%	3.60%-4.18%	1.48%-1.66%	1.44%-1.65%
Expected lives, in years	4	4	4	4	4
Expected volatility	27%	23%	27%	23%	23%
Fair value of options granted	$2.20	$6.12	$2.20	$6.80	$6.15

20. STOCK PLANS (continued)

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

(Dollars in thousands, except share and per share data)	Year ended December 31,
	2008	2007	2006
Intrinsic value of options exercised in the period	$6	$2,706	$6,227

Stock options fully vested and expected to vest:
Number	1,375,273	1,235,652	1,453,658
Weighted average exercise price	$16.10	$16.85	$16.51
Aggregate intrinsic value	$-	$2,044	$26,350
Weighted average contractual term of options	4.7 years	4.9 years	5.7 years

Stock options vested and currently exercisable
Number	1,150,201	1,099,940	1,151,694
Weighted average exercise price	$16.09	$15.47	$14.55
Aggregate intrinsic value	$-	$4,385	$23,132
Weighted average contractual term of options	3.9 years	4.4 years	4.9 years

     Bancorp grants restricted stock periodically as a part of the 2002 Plan for the benefit of employees and directors. Restricted stock grants are made at the discretion of the Board of Directors, except with regard to grants to Bancorp’s Section 16 officers, which are made at the discretion of the Board’s Compensation & Personnel Committee. Compensation expense for restricted stock is based on the market price of the Company stock at the date of the grant and amortized on a straight-line basis over the vesting period which is currently one, three or four years for all grants. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested, except in the case of performance awards granted in 2008 for which dividends are collected and will be forfeited if performance conditions are not met. Restrictions are generally based upon continuous service, except that performance awards vest based on achievement of performance targets based on the Company’s stock price.

     Restricted stock consists of the following for the years ended December 31, 2008, 2007 and 2006:

		Average		Average		Average
	2008 Restricted	Grant Date	2007 Restricted	Grant Date	2006 Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Balance, beginning of year	148,317	$27.97	123,746	$24.22	123,027	$20.24
Granted	127,900	11.48	74,170	31.68	57,840	27.67
Vested	(59,949)	26.53	(47,583)	23.93	(55,715)	19.07
Forfeited	(5,500)	26.26	(2,016)	30.09	(1,406)	22.47
Balance, end of year	210,768	$18.41	148,317	$27.97	123,746	$24.22

Weighted avg. remaining recognition period	1.40 years		1.34 years		1.41 years

     The following table presents stock-based compensation expense and professional expense related to restricted stock and stock options for the periods shown:

	Twelve months ended December 31,
(Dollars in thousands)	2008	2007	2006
Restricted stock expense	$2,301	$1,530	$1,044
Stock option expense	564	500	597
Total stock-based compensation and professional expense	$2,865	$2,030	$1,641

Tax benefit recognized on share-based expense	$1,089	$771	$624

     The balance of unearned compensation related to unvested restricted stock granted as of December 31, 2008 and 2007 was $2.2 million and $3.1 million, respectively. The December 31, 2008 unearned compensation balance is expected to be recognized over a weighted average period of 1.4 years.

21. FAIR VALUE MEASUREMENT

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

  Significant unobservable inputs (Level 3): Inputs that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

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

     The following table presents fair value measurements for assets that are measured at fair value on a recurring basis subsequent to initial recognition:

		Fair value measurements at December 31, 2008, using

		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Trading securities	$1,546	$1,546	$-	$-
Available for sale securities	198,515	223	188,772	9,520
Total recurring assets measured at fair value	$200,061	$1,769	$188,772	$9,520

     The Company did not have any transfers between level 1, level 2, or level 3 instruments during the period. In 2008, the Company changed its valuation technique for its pooled trust preferred investments in our corporate securities portfolio from using a pricing service to a discounted cash flow method. These securities were measured using level 3 inputs for the entire year 2008. The Company had no other valuation technique changes in recurring and nonrecurring assets measured at fair value from the year ended December 31, 2007.

     The following table represents a reconciliation from the beginning of the period to end of the period of level three instruments, for assets that are measured at fair value on a recurring basis:

Available for sale
(Dollars in thousands)	securities
Fair value, January 1, 2008	$13,948
Losses included in other comprehensive income (loss)	(1,918)
Fair value, March 31, 2008	12,030
Losses included in other comprehensive income (loss)	(1,012)
Fair value, June 30, 2008	11,018
Reclassification for losses from adjustment for impairment of securities	3,144
Losses included in other comprehensive income (loss)	(4,952)
Fair value, September 30, 2008	9,210
Gains included in other comprehensive income (loss)	310
Fair value, December 31, 2008	$9,520

     The losses from adjustments for OTTI of securities were recognized in noninterest income in the consolidated income statement.

21. FAIR VALUE MEASUREMENT (continued)

     The following method was used to estimate the fair value of each class of financial instrument:

Trading securities – Trading assets held at December 31, 2008, are related solely to bonds, equity securities and mutual funds held in a Rabbi Trust for the benefit of the Company’s deferred compensation plans. Fair values for trading assets are based on quoted market prices.

Available for Sale Securities - Fair values for available for sale securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing, indicators from market makers, or discounted cash flows when market quotes are not readily accessible or available. Our level three assets consist primarily of pooled trust preferred securities.

     Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and OREO. During 2008, certain loans held for sale were subject to the lower of cost or market method of accounting. However, there were no impairments recognized on loans held for sale in 2008. During 2008, certain loans included in Bancorp’s loan portfolio were deemed impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” OREO that was taken into possession during 2008 was measured at estimated fair value less sales expense. In addition, during 2008, certain properties were written down $4.8 million to reflect additional decreases in their fair market value after initial recognition at the time the property was placed into OREO. These valuation write downs were recorded in OREO sales and valuation adjustments in the statements of income (loss).

     There were no nonrecurring level one or two fair value measurements in 2008. The following table represents the level three fair value measurements for nonrecurring assets:

(Dollars in thousands)	Impairment	Fair Value
Loans held for sale	$-	$2,860
Loans measured for impairment	56,563	221,197
OREO	4,785	65,492
Total nonrecurring assets measured at fair value	$61,348	$289,549

     The following methods were used to estimate the fair value of each class of financial instrument above:

Loans held for sale - Loans held for sale are carried at the lower of cost or market utilizing the quoted market price. Due to the short duration of time between origination and sale, the carrying value of the loans held for sale approximates its market value. When a loan is sold, the gain is recognized in the consolidated statement of income as the proceeds less the book value of the loan including unamortized fees and capitalized direct costs.

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

Other real estate owned - OREO is initially recorded at the lower of the carrying amount of the loan or fair value of the property less estimated costs to sell. This amount becomes the property’s new basis. Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Management also periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell.

22. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

     Accounting standards require the fair value of deposit liabilities with no stated maturity, such as demand deposits, NOW and money market accounts, to equal the carrying value of these financial instruments and does not allow for the recognition of the inherent value of core deposit relationships when determining fair value.

     Bancorp has estimated fair value based on quoted market prices where available. In cases where quoted market prices were not available, fair values were based on the quoted market price of a financial instrument with similar characteristics, the present value of expected future cash flows or other valuation techniques that utilize assumptions which are highly subjective and judgmental in nature. Subjective factors include, among other things, estimates of cash flows, the timing of cash flows, risk and credit quality characteristics, interest rates and liquidity premiums or discounts. Accordingly, the results may not be precise, and modifying the assumptions may significantly affect the values derived. In addition, fair values established utilizing alternative valuation techniques may or may not be substantiated by comparison with independent markets. Further, fair values may or may not be realized if a significant portion of the financial instruments were sold in a bulk transaction or a forced liquidation. Therefore, any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings or cash flows. Furthermore, the fair values disclosed should not be interpreted as the aggregate current value of Bancorp.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents - The carrying amount is a reasonable estimate of fair value.

     Investment Securities - For securities held for investment purposes, fair values are based on quoted market prices or dealer quotes. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or other modeling techniques. See Note 21, “Fair Value Measurement” of the notes to consolidated financial statements for more detail.

     Loans - The fair value of loans is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. An additional liquidity discount is also incorporated to more closely align the fair value with observed market prices.

     Bank owned life insurance - The carrying amount is the cash surrender value of all policies, which approximates fair value.

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

     Junior subordinated debentures - The fair value of the fixed rate junior subordinated debentures and trust preferred securities approximates the pricing of a preferred security at current market prices.

     Commitments to Extend Credit, Standby Letters of Credit and Financial Guarantees - The majority of our commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the borrower or us, they only have value to the borrower and us.

22. FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     The estimated fair values of financial instruments at December 31, 2008, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$64,778	$64,778
Trading assets	1,546	1,546
Investment securities	198,515	198,515
Net loans (net of allowance for loan losses
and including loans held for sale)	2,038,736	1,915,769
Bank owned life insurance	23,525	23,525

FINANCIAL LIABILITIES:
Deposits	$2,024,379	$2,030,079
Short-term borrowings	132,000	132,000
Long-term borrowings	91,059	94,049

Junior subordinated debentures-variable	45,000	23,921
Junior subordinated debentures-fixed	6,000	4,041

     The estimated fair values of financial instruments at December 31, 2007 are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$113,802	$113,802
Trading assets	1,582	1,582
Investment securities	259,130	259,130
Net loans (net of allowance for loan losses
and including loans held for sale)	2,128,939	2,151,108
Bank owned life insurance	22,612	22,612

FINANCIAL LIABILITIES:
Deposits	$2,094,832	$2,095,529
Short-term borrowings	167,000	167,000
Long-term borrowings	83,100	83,914

Junior subordinated debentures-variable	37,500	37,500
Junior subordinated debentures-fixed	13,500	13,530

23. FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

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

     The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. As of December 31, 2008, outstanding commitments consist of the following:

	Contract or	Contract or
	Notional Amount	Notional Amount
(Dollars in thousands)	December 31, 2008	December 31, 2007
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$348,428	$395,203
Real estate construction
Two-step loans	152	78,585
Other than two-step loans	52,845	149,833
Total real estate construction	52,997	228,418
Real estate mortgage
Standard mortgage	2,251	7,320
Home equity line of credit	190,122	198,331
Total real estate mortgage loans	192,373	205,651
Commercial real estate	18,916	27,116
Installment and consumer	15,779	19,232
Other (1)	8,251	24,223
Standby letters of credit and financial guarantees	14,030	8,081
Account overdraft protection instruments	59,175	54,093
Total	$709,949	$962,017

(1)	The category “other” represents commitments extended to clients or borrowers that have been extended but not yet fully executed. These other extended commitments are not yet classified nor have they been placed into our loan system.

     Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon, therefore total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include real property, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

24. PARENT COMPANY ONLY FINANCIAL DATA

     The following sets forth the condensed financial information of West Coast Bancorp on a stand-alone basis:

WEST COAST BANCORP
UNCONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)	2008	2007
Assets:
Cash and cash equivalents	$2,031	$4,102
Investment in bank subsidiary	241,701	244,047
Investment in other subsidiaries	4,152	3,708
Other assets	3,948	11,977
Total assets	$251,832	$263,834

Liabilities and stockholders’ equity:
Junior subordinated debentures	$51,000	$51,000
Other liabilities	2,645	4,593
Total liabilities	53,645	55,593
Stockholders’ equity	198,187	208,241
Total liabilities and stockholders’ equity	$251,832	$263,834

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF INCOME (LOSS)

Year ended December 31 (Dollars in thousands)	2008	2007	2006
Income:
Cash dividends from Bank	$6,000	$7,000	$7,000
Other income	10	10	65
Total income	6,010	7,010	7,065
Expenses:
Interest expense	2,635	3,612	2,774
Other expense	869	699	650
Total expense	3,504	4,311	3,424
Income before income taxes and equity in undistributed
earnings of the subsidiaries	2,506	2,698	3,641
Income tax benefit	1,363	1,678	1,310
Net income before equity in undistributed earnings
of the subsidiaries	3,869	4,376	4,951
Equity in undistributed earnings (loss) of the subsidiaries	(10,182)	12,466	24,309
Net income (loss)	$(6,313)	$16,842	$29,260

24. PARENT COMPANY ONLY FINANCIAL DATA (continued)

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (Dollars in thousands)	2008	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(6,313)	$16,842	$29,260
Adjustments to reconcile net income to net cash
provided by operating activities:
Undistributed (earnings) loss of subsidiaries	10,182	(12,466)	(24,309)
(Increase) decrease in other assets	(1,805)	(2,295)	(3,441)
Increase in other liabilities	5	415	686
Stock based compensation expense	2,865	2,030	1,641
Net cash provided by operating activities	4,934	4,526	3,837

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Mid-Valley Bank stock	-	-	(5,009)
Capital contribution to subsidiaries	-	(5,000)	(7,500)
Net cash used in investing activities	-	(5,000)	(12,509)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of junior subordinated notes	-	17,500	20,000
Redemption from maturity of junior subordinated notes	-	(7,500)	(5,000)
Net activity in common stock of deferred compensation plans	(50)	(84)	(166)
Proceeds from issuance of common stock	25	2,325	4,707
Redemption of common stock related to equity plans	(190)	(639)	(1,082)
Tax benefit (expense) associated with equity plans	(287)	853	1,875
Repurchase of common stock	-	(5,847)	(2,770)
Dividends paid and cash paid for fractional shares	(6,503)	(7,765)	(6,596)
Other, net	-	17	(17)
Net cash provided by (used in) financing activities	(7,005)	(1,140)	10,951

Net increase (decrease) in cash and cash equivalents	(2,071)	(1,614)	2,279
Cash and cash equivalents at beginning of year	4,102	5,716	3,437
Cash and cash equivalents at end of year	$2,031	$4,102	$5,716

     During the year ending December 31, 2008, the Parent Company made a non-cash capital contribution of $9.83 million to the Bank in the form of an intercompany tax settlement.

25. SEGMENT AND RELATED INFORMATION

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

	As of and for the year ended
(Dollars in thousands)	December 31, 2008
	Banking	Other	Intercompany	Consolidated
Interest income	$140,767	$79	$-	$140,846
Interest expense	46,061	2,635	-	48,696
Net interest income (expense)	94,706	(2,556)	-	92,150
Provision for credit losses	40,367	-	-	40,367
Noninterest income	22,429	3,329	(1,129)	24,629
Noninterest expense	87,836	3,616	(1,129)	90,323
Loss before income taxes	(11,068)	(2,843)	-	(13,911)
Benefit for income taxes	(6,489)	(1,109)	-	(7,598)
Net loss	$(4,579)	$(1,734)	$-	$(6,313)

Depreciation and amortization	$4,493	$27	$-	$4,520
Assets	$2,511,006	$9,470	$(4,336)	$2,516,140
Goodwill	$13,059	$-	$-	$13,059
Loans, net	$2,035,876	$-	$-	$2,035,876
Deposits	$2,027,899	$-	$(3,520)	$2,024,379
Equity	$241,701	$(43,514)	$-	$198,187

	As of and for the year ended
(Dollars in thousands)	December 31, 2007
	Banking	Other	Intercompany	Consolidated
Interest income	$183,067	$123	$-	$183,190
Interest expense	64,857	3,613	-	68,470
Net interest income (expense)	118,210	(3,490)	-	114,720
Provision for credit losses	38,956	-	-	38,956
Noninterest income	30,724	3,721	(947)	33,498
Noninterest expense	82,466	3,780	(947)	85,299
Income (loss) before income taxes	27,512	(3,549)	-	23,963
Provision (benefit) for income taxes	8,505	(1,384)	-	7,121
Net income (loss)	$19,007	$(2,165)	$-	$16,842

Depreciation and amortization	$4,719	$28	$-	$4,747
Assets	$2,641,630	$10,937	$(5,953)	$2,646,614
Goodwill	$13,059	$-	$-	$13,059
Loans, net	$2,125,752	$-	$-	$2,125,752
Deposits	$2,100,018	$-	$(5,186)	$2,094,832
Equity	$244,047	$(35,806)	$-	$208,241

25. SEGMENT AND RELATED INFORMATION (continued)

	As of and for the year ended
(Dollars in thousands)	December 31, 2006
	Banking	Other	Intercompany	Consolidated
Interest income	$150,706	$92	$-	$150,798
Interest expense	47,151	2,775	-	49,926
Net interest income (expense)	103,555	(2,683)	-	100,872
Provision for credit losses	2,733	-	-	2,733
Noninterest income	25,733	3,243	(880)	28,096
Noninterest expense	79,065	3,480	(880)	81,665
Income (loss) before income taxes	47,490	(2,920)	-	44,570
Provision (benefit) for income taxes	16,449	(1,139)	-	15,310
Net income (loss)	$31,041	$(1,781)	$-	$29,260

Depreciation and amortization	$3,685	$171	$-	$3,856
Assets	$2,460,705	$12,134	$(7,467)	$2,465,372
Goodwill	$13,059	$-	$-	$13,059
Loans, net	$1,924,673	$-	$-	$1,924,673
Deposits	$2,013,136	$-	$(6,784)	$2,006,352
Equity	$227,186	$(26,304)	$-	$200,882

26. RELATED PARTY TRANSACTIONS

     As of December 31, 2008 and 2007, the Bank had loan commitments to directors, senior officers, principal stockholders and their related interests totaling $26.7 million and $20.9 million, respectively. These commitments and the loan balances below were made substantially on the same terms in the course of ordinary banking business, including interest rates, maturities and collateral as those made to other customers of the Bank.

     The following table presents a summary of outstanding balances for loans made to directors, senior officers, and principal stockholders of the Company and their related interests:

(Dollars in thousands)	December 31,
	2008	2007
Balance, beginning of period	$18,890	$8,556
New loans and advances	21,775	10,423
Principal payments and payoffs	(17,804)	(89)
Balance, end of period	$22,861	$18,890

27. QUARTERLY FINANCIAL INFORMATION (unaudited)

2008
(Dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$32,017	$34,772	$35,745	$38,312
Interest expense	10,880	11,049	12,032	14,735
Net interest income	21,137	23,723	23,713	23,577
Provision for credit losses	16,517	9,125	6,000	8,725
Noninterest income	4,310	1,070	9,038	10,211
Noninterest expense	22,535	22,221	23,346	22,221
Income (loss) before income taxes	(13,605)	(6,553)	3,405	2,842
Provision (benefit) for income taxes	(4,924)	(4,237)	721	842
Net income (loss)	$(8,681)	$(2,316)	$2,684	$2,000

Earnings (loss) per common share:
Basic (loss)	$(0.56)	$(0.15)	$0.17	$0.13
Diluted (loss)	$(0.56)	$(0.15)	$0.17	$0.13

2007
(Dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$45,528	$47,742	$46,148	$43,772
Interest expense	17,253	17,905	17,424	15,888
Net interest income	28,275	29,837	28,724	27,884
Provision for credit losses	29,956	2,700	3,500	2,800
Noninterest income	8,615	8,145	8,705	8,033
Noninterest expense	20,160	22,602	21,500	21,037
Income (loss) before income taxes	(13,226)	12,680	12,429	12,080
Provision (benefit) for income taxes	(5,739)	4,350	4,294	4,216
Net income (loss)	$(7,487)	$8,330	$8,135	$7,864

Earnings (loss) per common share:
Basic (loss)	$(0.48)	$0.54	$0.52	$0.51
Diluted (loss)	$(0.48)	$0.52	$0.50	$0.49

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Material Changes in Internal Control over Financial Reporting

     During fourth quarter 2008, the Company took steps to correct a control deficiency identified in its quarterly report on Form 10-Q for the quarter ended September 30, 2008. The Company evaluated and confirmed the effectiveness of its review process for preparation of the Company’s financial statements. It also took steps to enhance the technical competencies of personnel performing these review procedures and it reassigned certain review responsibilities to more senior level accounting personnel. As a result, the Company believes that it addressed the material weakness in internal control over financial reporting that existed as of September 30, 2008. There were no other material changes in internal control over financial reporting.

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

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2008, the Company’s internal control over financial reporting is effective based on those criteria.

     The Company’s management has assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that West Coast Bancorp has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2008.

     The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2008, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
West Coast Bancorp
Lake Oswego, Oregon

We have audited the internal control over financial reporting of West Coast Bancorp and subsidiaries (the “Company”) as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting and compliance with designated laws and regulations. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2008, of the Company and our report dated February 23, 2009, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
February 23, 2009

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information concerning directors and executive officers of Bancorp required to be included in this item is set forth under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Management” in Bancorp’s Proxy Statement for its 2008 Annual Meeting of Stockholders to be filed within 120 days of Bancorp’s fiscal year end of December 31, 2008 (the “Proxy Statement”), and is incorporated into this report by reference.

Audit and Compliance Committee

     Bancorp has a separately-designated standing Audit and Compliance Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit and Compliance Committee are Duane C. McDougall (Chair), Nancy Wilgenbusch and Michael Bragg, each of whom is independent as independence for audit committee members is defined under NASDAQ listing standards applicable to the Company.

Audit Committee Financial Expert

     Bancorp’s Board of Directors has determined that Duane C. McDougall, the Audit and Compliance Committee chair, is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K of the Exchange Act and is independent as independence for audit committee members is defined under NASDAQ listing standards applicable to the Company.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 23, 2009.

WEST COAST BANCORP

(Registrant)

By:	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 23, 2009.

Principal Executive Officer:
	/s/ Robert D. Sznewajs	President and CEO and Director
Robert D. Sznewajs
Principal Financial Officer:
	/s/ Anders Giltvedt	Executive Vice President and Chief Financial Officer
Anders Giltvedt
Principal Accounting Officer:
	/s/ Kevin M. McClung	Senior Vice President and Controller
Kevin M. McClung
Remaining Directors:
*Lloyd D. Ankeny, Chairman
*Michael J. Bragg
*Duane C. McDougall
*Steven J. Oliva
*J.F. Ouderkirk
*Steven N. Spence
*David J. Truitt
*Nancy A. Wilgenbusch, PhD.
*By	/s/ Robert D. Sznewajs
Robert D. Sznewajs
Attorney-in-Fact

Index to Exhibits

Exhibit No.	Exhibit
3.1	Restated Articles of Incorporation. Incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 (the “2003 10-K”).

3.2	Amended and Restated Bylaws of the Company (as amended through January 27, 2009).

4	The Company has incurred long-term indebtedness as to which the amount involved is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish instruments relating to such indebtedness to the Commission upon its request.

10.1	Form of Indemnification Agreement for all directors and executive officers.*

10.2	Change in Control Agreement between the Company and Robert D. Sznewajs dated January 1, 2004, and amended and restated December 30, 2008.*

10.3	Change in Control Agreement between the Company and Anders Giltvedt dated January 1, 2004, and amended and restated December 30, 2008.*

10.4	Change in Control Agreement between the Company and Xandra McKeown dated January 1, 2004, and amended and restated December 30, 2008.*

10.5	Change in Control Agreement between the Company and James D. Bygland dated January 1, 2004 and amended and restated December 30, 2008.*

10.6	Change in Control Agreement between the Company and Hadley Robbins dated March 5, 2007 and amended and restated December 30, 2008.*

10.7	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Robert D. Sznewajs dated August 1, 2003, and amended and restated as of January 1, 2009.*

10.8	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Anders Giltvedt dated August 1, 2003, and amended and restated as of January 1, 2009.*

10.9	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Xandra McKeown dated August 1, 2003, and amended and restated as of January 1, 2009.*

10.10	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and James D. Bygland dated August 1, 2003, and amended and restated as of January 1, 2009.*

10.11	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Hadley Robbins dated April 1, 2007, and amended and restated as of January 1, 2009.*

*Indicates a management contract or compensatory plan, contract or arrangement.

Index to Exhibits (continued)

Exhibit No.	Exhibit
10.12	401(k) Profit Sharing Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-01649) filed March 12, 1996.*

10.13	Directors’ Deferred Compensation Plan.*

10.14	Executives’ Deferred Compensation Plan.*

10.15	Directors’ Stock Option Plan and Form of Agreement. Incorporated by Reference to Exhibits 99.1 and 99.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 033-60259) filed June 15, 1995 (the “1995 S-8”).*

10.16	1999 Stock Option Plan and Form of Agreement. Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-86113) filed August 30, 1999.*

10.18	2002 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2006 (the “September 2006 10-Q”).*

10.19	Forms of Option Agreements, Restricted Stock Agreements and Restricted Stock Performance Award Agreement under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibits 10.3 through 10.7 to the September 2006 10-Q and Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.20	Employment Agreement dated effective as of January 1, 2008, between Robert D. Sznewajs and the Company. Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K dated December 20, 2007.*

21	Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.

31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.

32	Certification of Chief Executive Officer and Chief Financial Officer under Section 906 of the Sarbanes-Oxley Act.

*Indicates a management contract or compensatory plan, contract or arrangement.