Form 10-Q
period 2009-03-31
WEST COAST BANCORP /NEW/OR/
filed 2009-05-11
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2009

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

Yes [ X ] No [   ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [   ] No [   ]

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

     Common Stock, no par value: 15,677,103 shares outstanding as of April 30, 2009

WEST COAST BANCORP
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31,	December 31,
(Dollars and shares in thousands)	2009	2008
ASSETS

Cash and cash equivalents:
Cash and due from banks	$46,720	$58,046
Federal funds sold	775	6,682
Interest-bearing deposits in other banks	25,131	50
Total cash and cash equivalents	72,626	64,778
Trading securities	668	1,546
Investment securities available for sale, at fair value
(amortized cost: $240,009 and $201,150, respectively)	233,668	198,515
Federal Home Loan Bank stock held at cost	12,148	10,843
Loans held for sale	5,295	2,860
Loans	1,998,451	2,064,796
Allowance for loan losses	(37,532)	(28,920)
Loans, net	1,960,919	2,035,876
Premises and equipment, net	32,212	33,127
Other real estate owned, net	87,189	70,110
Goodwill	-	13,059
Core deposit intangible, net	895	995
Bank owned life insurance	23,712	23,525
Other assets	66,895	60,906
Total assets	$2,496,227	$2,516,140

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand	$489,274	$478,292
Savings and interest bearing demand	351,153	346,206
Money market	595,954	615,588
Time deposits	615,716	584,293
Total deposits	2,052,097	2,024,379
Short-term borrowings	85,000	132,000
Long-term borrowings	116,059	91,059
Junior subordinated debentures	51,000	51,000
Reserve for unfunded commitments	931	1,014
Other liabilities	16,581	18,501
Total liabilities	2,321,668	2,317,953

Commitments and contingent liabilities (Note 8)

Stockholders' equity:
Preferred stock: no par value, 10,000 shares authorized;
none issued and outstanding	-	-
Common stock: no par value, 50,000 shares authorized;
issued and outstanding: 15,687 in 2009 and 15,696 in 2008	92,688	92,245
Retained earnings	85,721	107,542
Accumulated other comprehensive loss	(3,850)	(1,600)
Total stockholders' equity	174,559	198,187
Total liabilities and stockholders' equity	$2,496,227	$2,516,140

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three months ended
	March 31,
(Dollars and shares in thousands, except per share amounts)	2009	2008
INTEREST INCOME:
Interest and fees on loans	$26,117	$35,073
Interest on taxable investment securities	1,707	2,262
Interest on nontaxable investment securities	771	836
Interest on deposits in other banks	12	12
Interest on federal funds sold	1	129
Total interest income	28,608	38,312

INTEREST EXPENSE:
Savings, interest bearing demand deposits and money market	2,581	5,373
Time deposits	3,904	6,240
Short-term borrowings	514	1,373
Long-term borrowings	990	954
Junior subordinated debentures	489	795
Total interest expense	8,478	14,735
Net interest income	20,130	23,577
Provision for credit losses	23,131	8,725
Net interest income (loss) after provision for credit losses	(3,001)	14,852

NONINTEREST INCOME:
Service charges on deposit accounts	3,805	3,635
Payment systems related revenue	2,137	2,131
Trust and investment services revenue	919	1,585
Gains on sales of loans	343	860
Other real estate owned sales and valuation adjustments	(4,804)	11
Other noninterest income	1,942	1,399
Other-than-temporary impairment losses	(192)	-
Gains on sales of securities	198	590
Total noninterest income	4,348	10,211

NONINTEREST EXPENSE :
Salaries and employee benefits	11,195	12,355
Equipment	1,892	1,751
Occupancy	2,366	2,375
Payment systems related expense	919	843
Professional fees	927	800
Postage, printing and office supplies	795	966
Marketing	630	795
Communications	393	402
Goodwill impairment	13,059	-
Other noninterest expense	3,198	1,934
Total noninterest expense	35,374	22,221

INCOME (LOSS) BEFORE INCOME TAXES	(34,027)	2,842
PROVISION (BENEFIT) FOR INCOME TAXES	(10,428)	842
NET INCOME (LOSS)	$(23,599)	$2,000

Basic earnings (loss) per share	($1.51)	$0.13
Diluted earnings (loss) per share	($1.51)	$0.13
Weighted average common shares	15,485	15,445
Weighted average diluted shares	15,485	15,589

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three months ended
	March 31,
(Dollars in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(23,599)	$2,000
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	926	1,061
Amortization of tax credits	330	315
Deferred income tax benefit	(2,728)	(4,936)
Amortization of intangibles	100	119
Provision for credit losses	23,131	8,725
Goodwill impairment	13,059	-
Decrease in accrued interest receivable	566	2,835
Decrease (increase) in other assets	(3,900)	6,705
Loss on impairment of securities	192	-
Gain on sales of securities	(198)	(590)
Net loss on disposal of premises and equipment	8	2
Loss (gain) on other real estate owned sales and valuation adjustments	4,804	(11)
Gains on sale of loans	(343)	(860)
Origination of loans held for sale	(20,148)	(16,981)
Proceeds from sales of loans held for sale	18,056	17,691
Increase (decrease) in interest payable	52	(953)
Increase (decrease) in other liabilities	(2,167)	2,941
Increase in cash surrender value of bank owned life insurance	(187)	(190)
Stock based compensation expense	430	539
Decrease in trading securities	878	312
Net cash provided by operating activities	9,262	18,724

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	13,117	10,393
Proceeds from sales of available for sale securities	9,986	20,538
Purchase of available for sale securities	(58,545)	(863)
Purchase of Federal Home Loan Bank stock	(1,305)	(2,436)
Investments in tax credits	(9)	(430)
Loans made to customers less (greater) than principal collected on loans	26,577	(40,143)
Proceeds from the sale of other real estate owned	4,048	284
Capital expenditures on other real estate owned	(602)	(245)
Capital expenditures on premises and equipment	(255)	(1,130)
Net cash used by investing activities	(6,988)	(14,032)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, savings and interest
bearing transaction accounts	(3,705)	(53,625)
Net increase in time deposits	31,423	20,640
Proceeds from issuance of short-term borrowings	324,100	680,699
Repayment of short-term borrowings	(371,100)	(686,725)
Proceeds from issuance of long-term borrowings	25,000	10,978
Activity in common stock of deferred compensation plans	27	(143)
Redemption of stock pursuant to stock plans	(1)	(3)
Tax adjustment associated with stock plans	(13)	-
Cash dividends paid	(157)	(2,110)
Net cash provided (used) by financing activities	5,574	(30,289)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	7,848	(25,597)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,778	113,802
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$72,626	$88,205

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(Shares and Dollars in thousands)	Shares	Amount	Earnings	loss	Total
BALANCE, January 1, 2008	15,593	89,882	118,792	(433)	208,241

Comprehensive loss:
Net loss	-	-	(6,313)	-	$(6,313)
Other comprehensive loss, net of tax:
Net unrealized investment loss	-	-	-	(1,167)	(1,167)
Other comprehensive loss, net of tax	-	-	-	-	(1,167)
Comprehensive loss	-	-	-	-	$(7,480)
Cash dividends, $.29 per common share	-	-	(4,550)	-	(4,550)

Issuance of common stock-stock options	2	25	-	-	25
Redemption of stock pursuant to stock plans	(20)	(190)	-	-	(190)
Activity in deferred compensation plan	(7)	(50)	-	-	(50)
Issuance of common stock-restricted stock	128	-	-	-	-
Stock based compensation expense	-	2,865	-	-	2,865
Tax adjustment associated with stock plans	-	(287)	-	-	(287)
Post retirement benefit adjustment	-	-	(387)	-	(387)
BALANCE, December 31, 2008	15,696	$92,245	$107,542	$(1,600)	$198,187

Comprehensive loss:
Net loss	-	-	(23,599)	-	$(23,599)
Other comprehensive loss, net of tax:
Net unrealized investment loss	-	-	-	(315)	(315)
Other comprehensive loss, net of tax	-	-	-	-	(315)
Comprehensive loss	-	-	-	-	$(23,914)
Cumulative effect of adopting FSP FAS 115-2	-	-	1,935	(1,935)	-
Cash dividends, $.01 per common share	-	-	(157)	-	(157)
Issuance of common stock-stock options	-	-	-	-	-
Redemption of stock pursuant to stock plans	(1)	(1)	-	-	(1)
Activity in deferred compensation plan	(8)	27	-	-	27
Issuance of common stock-restricted stock	-	-	-	-	-
Stock based compensation expense	-	430	-	-	430
Tax adjustment associated with stock plans	-	(13)	-	-	(13)
BALANCE, March 31, 2009	15,687	$92,688	$85,721	$(3,850)	$174,559

See notes to consolidated financial statements

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information. In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”), and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust and Totten, Inc., after elimination of intercompany transactions and balances. The Company’s interim consolidated financial statements and related notes, including our significant accounting policies, should be read in conjunction with the audited financial statements and related notes, including our significant accounting policies, contained in Bancorp's Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 10-K”).

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations and cash flows for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or other future periods.

     Reclassifications. Other real estate owned (“OREO”) related activity has been reclassified in prior periods of the consolidated statements of income (loss) to conform to the current presentation of OREO.

     Restatements. In the consolidated statements of cash flows, proceeds from issuance of (repayments of) short-term borrowings within cash flows from financing activities had previously been presented on a net basis, rather than on a gross basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows”. In addition, we have corrected other immaterial errors related to the treatment of the transfer of loans to OREO and capital expenditures related to OREO within the Company’s consolidated statements of cash flows. For the quarter ended March 31, 2008 these corrections, including the short-term borrowing presentation correction, resulted in an increase in net cash provided by operating activities of $2.7 million, and a corresponding increase in net cash used by investing activities of $2.7 million.

     These restatements do not affect the Company’s consolidated balance sheets or statements of income (loss). Accordingly, the Company’s historical net income (loss), earnings (loss) per share, total assets, and cash and cash equivalents remain unchanged.

     Supplemental cash flow information. The following table presents supplemental cash flow information for the three months ended March 31, 2009 and 2008.

(Dollars in thousands)	March 31,
	2009	2008
Supplemental cash flow information:
Cash paid (received) in the period for:
Interest	$8,426	$15,688
Income taxes	$(4,331)	$4,385
Noncash investing and financing activities:
Change in unrealized loss on available for sale securities and derivatives, net of tax	$(315)	$(199)
Dividends declared and accrued in other liabilities	$157	$2,110
OREO and premises and equipment expenditures accrued in other liabilities	$112	$127
Transfer of loans to OREO	$25,249	$2,461

1. BASIS OF PRESENTATION (continued)

     New accounting pronouncements.

     In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share.” The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cashflows. See Note 7 for additional detail on earnings (loss) per share.

     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment (“OTTI”) event and to more effectively communicate when an OTTI event has occurred. This FSP applies to debt securities and requires that the total OTTI be presented in the statement of income with an offset for the amount of impairment that is recognized in other comprehensive income (loss), which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income (loss) if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. An entity early adopting this FSP must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4”). The Company early adopted FSP FAS 115-2 and FAS 124-2 as of March 31, 2009 to help users of its financial statements better understand the Company’s investment portfolio, including its trust preferred securities. As of March 31, 2009, the Company recorded a cumulative adjustment in the opening balance of retained earnings of $1.9 million, after taxes of $1.2 million, ($3.1 million pretax) to reflect the adjustment of previously recorded OTTI charges on trust preferred securities. See Note 3 for additional detail on investment securities. The adoption of this FSP did not have a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cashflows.

      In April, 2009, the FASB issued FSP FAS 157-4 which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under FAS No. 157, “Fair Value Measurements”. The FSP will be applied prospectively and retrospective application is not permitted. The Company elected early adoption of this FSP. The Company adopted this FSP to better evaluate the fair value of securities impacted by inactive markets including the Company’s trust preferred securities. At March 31, 2009, trust preferred securities with a book value of $13.9 million were evaluated under FSP FAS 157-4. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cashflows. See Note 3 for additional detail on investment securities.

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) which will amend SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The FSP requires an entity to provide disclosures about the fair value of financial instruments in interim financial information. The FSP applies to all financial instruments within the scope of SFAS No. 107 and requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. The Company elected early adoption of this FSP. The adoption of FSP FAS 107-1 and APB 28-1 increased the Company’s interim financial statement disclosures with regard to the fair value of financial instruments as presented in Note 13.

2. STOCK PLANS

     At March 31, 2009, Bancorp maintained multiple stock option plans. Bancorp’s stock option plans include the 2002 Stock Incentive Plan (“2002 Plan”), the 1999 Stock Option Plan and the 1995 Directors Stock Option Plan. No additional grants may be made under plans other than the 2002 Plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock based awards for up to 1.9 million shares, of which .2 million shares remained available for issuance as of March 31, 2009. Of the .2 million available shares, 57,000 may be allocated to restricted stock or other stock based awards. Subsequent to quarter end, the Company's shareholders approved amendment to the 2002 Plan to increase the number of shares available under the plan by .2 million, to a total of 2.1 million. There was no change to the number of shares available for restricted stock or other stock based awards.

     All stock options have an exercise price that is equal to the closing market value of Bancorp’s stock on the date the options were granted. Options granted under the 2002 Plan generally vest over a two to four year vesting period; however, certain grants have been made that vested immediately, including grants to directors. Stock options granted have a 10 year maximum term. Options previously issued under the 1999 Plan or prior plans are fully vested. It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock. Bancorp expenses stock options and restricted stock on a straight line basis over the related vesting term.

     The following table presents information on stock options outstanding for the period shown:

	Three months ended
	March 31, 2009
		Weighted Average
	Common Shares	Exercise Price
Balance, beginning of period	1,407,515	$16.41
Granted	-	-
Exercised	-	-
Forfeited/expired	(7,296)	19.91
Balance, end of period	1,400,219	$16.39

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	Three months ended	Three months ended
(Dollars in thousands, except share and per share data)	March 31, 2009	March 31, 2008
Intrinsic value of options exercised in the period	$-	$-

Stock options vested and expected to vest:
Number	1,373,113	1,274,794
Weighted average exercise price	$16.13	$16.89
Aggregate intrinsic value	$-	$-
Weighted average contractual term of options	4.5 years	4.7 years

Stock options vested and currently exercisable:
Number	1,150,012	1,103,743
Weighted average exercise price	$16.11	$15.51
Aggregate intrinsic value	$-	$1,590
Weighted average contractual term of options	3.6 years	4.2 years

     The balance of unearned compensation related to stock options as of March 31, 2009, and December 31, 2008, was $.4 million and $.6 million, respectively.

2. STOCK PLANS (continued)

     The following table presents information on restricted stock outstanding for the period shown:

	Three months ended
	March 31, 2009
		Weighted Average
		Market Price at
	Restricted Shares	Grant
Balance, beginning of period	210,768	$18.41
Granted	-	-
Vested	(1,386)	28.21
Forfeited	(1,322)	24.32
Balance, end of period	208,060	$18.31

Weighted average remaining recognition period	1.1 years

     The balance of unearned compensation related to restricted stock shares as of March 31, 2009, and December 31, 2008, was $2.0 million and $2.2 million, respectively.

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

     The following table presents stock-based compensation expense for the periods shown:

	Three months ended
	March 31,
(Dollars in thousands, pretax)	2009	2008
Restricted stock expense	$345	$413
Stock option expense	85	126
Total stock-based compensation expense	$430	$539

     The income tax benefit recognized in the income statement for restricted stock compensation expense in the three months ended March 31, 2009, was $131,000 compared to $159,000 for the three months ended March 31, 2008.

     The Company had no tax benefits from disqualifying dispositions for the exercise of incentive stock options, the exercise of non-qualified stock options, and the vesting and release of restricted stock for the three months ended March 31, 2009 and 2008. These tax benefits would lower the Company’s tax liability and increase additional paid in capital.

     There was no cash received from stock option exercises for the three months ended March 31, 2009 and 2008 respectively.

3. INVESTMENT SECURITIES

     The following table presents the available for sale investment portfolio as of March 31, 2009 and December 31, 2008:

(Dollars in thousands)
March 31, 2009	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$200	$19	$-	$219
U.S. Government agency securities	18,249	46	(100)	18,195
Corporate securities	14,431	-	(6,546)	7,885
Mortgage-backed securities	131,588	1,024	(2,105)	130,507
Obligations of state and political subdivisions	70,506	1,777	(436)	71,847
Equity investments and other securities	5,035	25	(45)	5,015
Total	$240,009	$2,891	$(9,232)	$233,668

(Dollars in thousands)
December 31, 2008	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$200	$23	$-	$223
U.S. Government agency securities	7,310	77	-	7,387
Corporate securities	12,608	937	(2,668)	10,877
Mortgage-backed securities	94,846	602	(2,882)	92,566
Obligations of state and political subdivisions	81,025	1,805	(432)	82,398
Equity investments and other securities	5,161	120	(217)	5,064
Total	$201,150	$3,564	$(6,199)	$198,515

     As of March 31, 2009, the estimated fair value of the securities in the investment portfolio was $233.7 million while the carrying or book value was $240.0 million, reflecting a net unrealized loss in the portfolio of $6.3 million. At December 31, 2008, the fair value and carrying value of the securities in the investment portfolio were $198.5 million and $201.1 million, respectively, reflecting a net unrealized loss of $2.6 million. The March 31, 2009 investment portfolio balance increased $35.2 million from December 31, 2008.

     In the third quarter of 2008, the Company recorded OTTI charges totaling $6.3 million pretax; $.4 million relating to an investment in a Lehman Brothers bond, $3.1 million related to two pooled trust preferred investments in our corporate securities portfolio, as well as $2.8 million for an investment in Freddie Mac preferred stock held in our equity and other securities portfolio. The $3.1 million OTTI related to the two pooled trust preferred investments was subsequently reversed as of March 31, 2009, in accordance with FSP 115-2 and FAS 124-2. See Note 1 “New Accounting Pronouncements” for additional detail. These losses are now included in the net unrealized losses in the portfolio of $6.3 million noted above.

     In the first quarter of 2009, the Company recorded OTTI charges totaling $.2 million pretax; $.1 million relating to an investment in a Lehman Brothers bond held in our corporate securities portfolio, and $.1 million for an investment in Freddie Mac preferred stock held in our equity and other securities portfolio. Both of these investments were sold subsequent to March 31, 2009 for no additional gain or loss.

     After taking into account the $.2 million of impairments and $3.1 million OTTI reversal described above, our corporate securities portfolio had a $6.5 million net unrealized loss at March 31, 2009. The majority of this unrealized loss was associated with the decline in market value of our $13.9 million investment in pooled trust preferred securities issued primarily by banks and insurance companies. These securities have several features that reduce credit risk, including subordination and collateral coverage tests. An increase in credit and liquidity spreads contributed to the unrealized loss associated with these securities. The fair value of these securities fluctuates as credit and liquidity spreads change. These securities had a $13.9 million carrying value with a $7.4 million fair value at March, 31, 2009.

3. INVESTMENT SECURITIES (continued)

     Our mortgage-backed securities portfolio consisted of $94.7 million in fair value of U.S. agency backed mortgages and $35.8 million in fair value of non-agency mortgages. The majority of our non-agency mortgage-backed securities portfolio is comprised of securities secured by 15 year fully amortizing jumbo loans. The majority of our non-agency mortgage-backed securities are rated AAA or Aaa. One security, with an estimated fair value of $.8 million and a book value of $1.3 million, was rated A2 by Moody’s and AAA by Standard and Poor’s. The unrealized loss in our mortgage-backed securities portfolio is substantially due to an increase in interest rates and subsequent increase in credit spreads.

     Our portfolio of securities representing obligations of state and political subdivisions had an estimated fair value of $71.8 million, while the carrying value was $70.5 million, reflecting an unrealized gain of $1.3 million. Consistent with the industry, the Company has experienced a decline in the credit ratings of the securities in this segment of our portfolio, which is comprised solely of municipal bonds.

     The following table provides information on investment securities with 12 month or greater continuous unrealized losses as of March 31, 2009:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for more	unrealized loss for more	Unrealized
	than 12 months	than 12 months	Gross Losses
Corporate securities	$13,898	$7,352	$(6,546)
Mortgage-backed securities	26,870	25,025	(1,845)
Obligations of state and political subdivisions	4,072	3,852	(220)
Equity and other securities	2,000	1,955	(45)
Total	$46,840	$38,184	$(8,656)

     At March 31, 2009, the Company had 23 investment securities with a book value of $46.8 million and an unrealized loss of $8.7 million that have been in a continuous unrealized loss position for more than 12 months. The unrealized loss on corporate securities was due to wide credit and liquidity spreads on the pooled trust preferred investments. These securities had a $13.9 million carrying value with a $7.4 million fair value at March 31, 2009. The fair value of these securities fluctuates as credit and liquidity spreads and market interest rates change.

     The following table provides information on investment securities which have unrealized losses and have been in an unrealized loss position for less than 12 months as of March 31, 2009:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for less	unrealized loss for less	Unrealized
	than 12 months	than 12 months	Gross Losses
U.S. Government agency securities	$15,861	$15,761	$(100)
Mortgage-backed securities	14,773	14,513	(260)
Obligations of state and political subdivisions	10,581	10,365	(216)
Total	$41,215	$40,639	$(576)

     There were a total of 28 securities in Bancorp’s investment portfolio at March 31, 2009, that have been in a continuous unrealized loss position for less than 12 months, with a book value of $41.2 million and a total unrealized loss of $.6 million. The unrealized loss on our mortgage-backed securities portfolio was substantially due to an increase in interest rates and subsequent increase in credit and liquidity spreads. In addition to accounting and regulatory guidance, in determining whether a security is OTTI, the Company regularly considers the duration and amount of the unrealized loss, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time. As the Company does not have the intent to sell the securities in the tables above and it is not more than likely that it will have to sell the securities before the anticipated recovery in value, and it expects to recover the entire amortized cost basis of the securities, none of the unrealized losses summarized in these tables are considered other-than-temporary.

     At March 31, 2009 and 2008, the Company had $96.6 and $120.7 million, respectively, in investment securities pledged as collateral for borrowings and public funds.

3. INVESTMENT SECURITIES (continued)

       The follow table presents the maturities of the investment securities available for sale at March 31, 2009:

(Dollars in thousands)	Available for sale
March 31, 2009	Amortized cost	Fair value
U.S. Treasury securities
One year or less	$-	$-
After one year through five years	200	219
After five through ten years	-	-
Due after ten years	-	-
Total	200	219

U.S. Government agency securities:
One year or less	1,429	1,449
After one year through five years	16,820	16,746
After five through ten years	-	-
Due after ten years	-	-
Total	18,249	18,195

Corporate securities:
One year or less	-	-
After one year through five years	500	500
After five through ten years	33	33
Due after ten years	13,898	7,352
Total	14,431	7,885

Obligations of state and political subdivisions:
One year or less	2,736	2,758
After one year through five years	21,894	22,632
After five through ten years	28,805	29,512
Due after ten years	17,071	16,945
Total	70,506	71,847

Sub-total	103,386	98,146

Mortgage-backed securities	131,588	130,507
Equity investments and other securities	5,035	5,015
Total securities	$240,009	$233,668

       Mortgage-backed securities, including collateralized mortgage obligations and asset-backed securities, have maturities that will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

       The composition and carrying value of the Company’s loan portfolio, excluding loans held for sale, is as follows:

(Dollars in thousands)	March 31, 2009	December 31, 2008
Commercial	$462,466	$482,405
Real estate construction	244,611	285,149
Real estate mortgage	391,186	393,208
Commercial real estate	879,394	882,092
Installment and other consumer	20,794	21,942
Total loans	1,998,451	2,064,796
Allowance for loan losses	(37,532)	(28,920)
Total loans, net	$1,960,919	$2,035,876

     The following table presents activity in the allowance for credit losses, comprised of the Company’s allowance for loan losses and reserve for unfunded commitments, for the three months ended March 31, 2009, and 2008:

	Three months ended
(Dollars in thousands)	March 31, 2009	March 31, 2008
Balance, beginning of period	$29,934	$54,903
Provision for credit losses	23,131	8,725
Loan charge-offs	(15,066)	(21,393)
Loan recoveries	464	219
Net loan charge-offs	(14,602)	(21,174)
Total allowance for credit losses, end of period	$38,463	$42,454

Components of allowance for credit losses:
Allowance for loan losses	$37,532	$39,602
Reserve for unfunded commitments	931	2,852
Total allowance for credit losses	$38,463	$42,454

5. GOODWILL

     At March 31, 2009, based on management’s analysis and continued deteriorating economic conditions and the length of time and amount by which the Company’s book value per share has exceeded its market value per share, the Company determined it was appropriate to write off the entire $13.1 million of goodwill related to its acquisition of Mid-Valley Bank in June, 2006.

     The goodwill impairment analysis requires management to make judgments in determining if an indicator of impairment has occurred and involves a two-step process. The first step was a comparison of the Bank’s fair value to its carrying value. We estimated fair value using a combination of quoted market price and an estimate of a control premium. The results of the analysis concluded that the estimated fair value of the Company’s Bank reporting unit was less than its book value and the carrying amount of the Company’s Bank reporting unit goodwill exceeded its implied fair value. Therefore, the Company failed step one and moved to the second step which required allocation of the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. After completing this analysis, we concluded the Company’s Bank reporting unit goodwill exceeded its implied fair value at March 31, 2009, resulting in a noncash goodwill impairment charge of $13.1 million.

6. OTHER REAL ESTATE OWNED, NET

     The following table summarizes OREO for the periods shown:

(Dollars in thousands)	Three months ended
	March 31, 2009	March 31, 2008
Balance, beginning period	$70,110	$3,255
Additions to OREO	25,931	2,707
Disposition of OREO	(4,091)	(274)
Valuation adjustments in the period	(4,761)	-
Total OREO	$87,189	$5,688

The following table summarizes the OREO valuation allowance for the periods shown:

(Dollars in thousands)	Three months ended
	March 31, 2009	March 31, 2008
Balance, beginning period	$3,920	$175
Additions to the valuation allowance	4,761	-
Deductions from the valuation allowance	(751)	-
Total OREO valuation allowance	$7,930	$175

7. EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is calculated under the two-class method in accordance with SFAS 128, “Earnings Per Share.” The two-class method is an earnings allocation formula that determines earnings (loss) per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has issued restricted stock that qualifies as a participating security under FSP EITF 03-6-1. Under the guidance, basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders less the net income (loss) allocated to participating nonvested restricted stock awards divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of options and non-vested restricted stock were included.

     In accordance with the provisions of FSP EITF 03-6-1, all prior period earnings per share amounts have been retrospectively adjusted. The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) per share computations:

(Dollars and shares in thousands, except per share amounts)	Three months ended
	March 31, 2009	March 31, 2008
Net income (loss)	$(23,599)	$2,000
Net income (loss) allocated to participating restricted stock	(262)	19
Net income (loss) available to common stock holders	$(23,337)	$1,981

Weighted average common shares outstanding -basic	15,485	15,445
Common stock equivalents from:
Stock options	-	120
Restricted stock	-	24
Weighted average common shares outstanding -diluted	15,485	15,589

Basic earnings (loss) per share	$(1.51)	$0.13
Diluted earnings (loss) per share	$(1.51)	$0.13

Common stock equivalent shares excluded due to anti-dilutive effect	149	104

8. COMMITMENTS AND CONTINGENT LIABILITIES

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

     The follow table summarizes the Bank’s off balance sheet unfunded commitments as of the dates displayed.

	Contract or	Contract or
	Notional Amount	Notional Amount
(Dollars in thousands)	March 31, 2009	December 31, 2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$324,468	$348,428
Real estate construction
Two-step loans	-	152
Other than two-step loans	33,775	52,845
Total real estate construction	33,775	52,997
Real estate mortgage
Standard mortgage	7,395	2,251
Non-standard mortgage	-	-
Home equity line of credit	180,885	190,122
Total real estate mortgage loans	188,280	192,373
Commercial real estate	15,933	18,916
Installment and consumer	14,788	15,779
Other	9,294	8,251
Standby letters of credit and financial guarantees	12,901	14,030
Account overdraft protection instruments	75,321	59,175
Total	$674,760	$709,949

     Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon, therefore total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held varies, but may include real property, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

9. COMPREHENSIVE INCOME (LOSS)

     The following table displays the components of comprehensive income (loss) for the periods shown:

	Three months ended
	March 31,
(Dollars in thousands)	2009	2008
Net income (loss) as reported	$(23,599)	$2,000

Unrealized holding (losses) gains on securities arising during the period	(557)	262
Tax benefit (provision)	246	(98)
Net unrealized holding gains (losses) on securities arising during the period	(311)	164

Less: Reclassification adjustment for gains on sales of securities	(198)	(590)
Tax provision	76	227
Net gains on sales of securities	(122)	(363)

Less: Reclassification adjustment for other-than-temporary impairment	192	-
Tax benefit	(74)	-
Net other-than-temporary impairment	118	-

Total comprehensive income (loss)	$(23,914)	$1,801

10. JUNIOR SUBORDINATED DEBT

     At March 31, 2009, six wholly owned subsidiary grantor trusts established by Bancorp had an outstanding balance of $51 million in pooled trust preferred securities. The following table is a summary of current trust preferred securities issued by the grantor trusts and guaranteed by Bancorp:

(Dollars in thousands)
		Preferred security		Rate at		Next possible
Issuance Trust	Issuance date	amount	Rate type[1]	3/31/09	Maturity date	redemption date
West Coast Statutory Trust III	September 2003	$7,500	Variable	4.27%	September 2033	Currently redeemable
West Coast Statutory Trust IV	March 2004	6,000	Variable	4.11%	March 2034	Currently redeemable
West Coast Statutory Trust V	April 2006	15,000	Variable	2.75%	June 2036	June 2011
West Coast Statutory Trust VI	December 2006	5,000	Variable	3.00%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	12,500	Variable	2.87%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	5,000	Variable	2.70%	June 2037	June 2012
Total		$51,000	Weighted rate	3.18%

1 The variable rate preferred securities reprice quarterly.

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

(Dollars in thousands)	Three months ended March 31, 2009
	Banking	Other	Intersegment	Consolidated
Interest income	$28,586	$22	$-	$28,608
Interest expense	7,989	489	-	8,478
Net interest income (expense)	20,597	(467)	-	20,130
Provision for credit losses	23,131	-	-	23,131
Noninterest income	3,957	670	(279)	4,348
Noninterest expense (1)	34,782	871	(279)	35,374
Loss before income taxes	(33,359)	(668)	-	(34,027)
Benefit for income taxes	(10,167)	(261)	-	(10,428)
Net loss	$(23,192)	$(407)	$-	$(23,599)

Depreciation and amortization	$922	$4	$-	$926
Assets	$2,492,328	$9,775	$(5,876)	$2,496,227
Loans, net	$1,960,919	$-	$-	$1,960,919
Deposits	$2,057,183	$-	$(5,086)	$2,052,097
Equity	$218,471	$(43,912)	$-	$174,559

(1) The Banking segment includes $13.1 million due to the impairment of goodwill as discussed in Note 5.

(Dollars in thousands)	Three months ended March 31, 2008
	Banking	Other	Intersegment	Consolidated
Interest income	$38,301	$11	$-	$38,312
Interest expense	13,940	795	-	14,735
Net interest income (expense)	24,361	(784)	-	23,577
Provision for credit losses	8,725	-	-	8,725
Noninterest income	9,589	911	(289)	10,211
Noninterest expense	21,508	1,002	(289)	22,221
Income (loss) before income taxes	3,717	(875)	-	2,842
Provision (benefit) for income taxes	1,183	(341)	-	842
Net income (loss)	$2,534	$(534)	$-	$2,000

Depreciation and amortization	$1,056	$5	$-	$1,061
Assets	$2,607,534	$20,717	$(7,357)	$2,620,894
Loans, net	$2,154,709	$-	$-	$2,154,709
Deposits	$2,068,294	$-	$(6,447)	$2,061,847
Equity	$241,969	$(34,032)	$-	$207,937

12. FAIR VALUE MEASUREMENT

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

     The following tables present information on certain assets broken down by recurring or nonrecurring measurement status. Recurring assets are initially measured at fair value and are required to be reflected at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that due to an event or circumstance were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

     The following tables presents fair value measurements for assets that are measured at fair value on a recurring basis subsequent to initial recognition for the periods shown:

		Fair value measurements at March 31, 2009, using

		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	March 31, 2009	(Level 1)	(Level 2)	(Level 3)
Trading securities	$668	$668	$-	$-
Available for sale securities:
U.S. Treasury securities	219	219	-	-
U.S. Government agency securities	18,195	-	18,195	-
Corporate securities	7,885	-	33	7,852
Mortgage-backed securities	130,507	-	130,507	-
Obligations of state and political subdivisions	71,847	-	71,847	-
Equity investments and other securities	5,015		5,015
Total recurring assets measured at fair value	$234,336	$887	$225,597	$7,852

		Fair value measurements at December 31, 2008, using

		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Trading securities	$1,546	$1,546	$-	$-
Available for sale securities:
U.S. Treasury securities	223	223	-	-
U.S. Government agency securities	7,387	-	7,387	-
Corporate securities	10,877	-	1,357	9,520
Mortgage-backed securities	92,566	-	92,566	-
Obligations of state and political subdivisions	82,398	-	82,398	-
Equity investments and other securities	5,064		5,064
Total recurring assets measured at fair value	$200,061	$1,769	$188,772	$9,520

12. FAIR VALUE MEASUREMENT (continued)

     The Company did not have any transfers between level 1, level 2, or level 3 instruments during the period. In addition, the Company had no changes in valuation techniques for recurring and nonrecurring assets measured at fair value from the year ended December 31, 2008.

     The following table represents a reconciliation from the beginning of the period presented to end of the period of level three instruments, for assets that are measured at fair value on a recurring basis:

Available for sale
(Dollars in thousands)	securities (level 3)
Fair value, January 1, 2008	$13,948
Losses included in other comprehensive income (loss)	(1,918)
Fair value, March 31, 2008	12,030
Losses included in other comprehensive income (loss)	(1,012)
Fair value, June 30, 2008	11,018
Reclassification for losses from adjustment for impairment of securities	3,144
Losses included in other comprehensive income (loss)	(4,952)
Fair value, September 30, 2008	9,210
Gains included in other comprehensive income (loss)	310
Fair value, December 31, 2008	9,520
Losses included in other comprehensive income (loss)	(1,668)
Fair value, March 31, 2009	$7,852

     The losses from adjustment for impairment of securities were recognized in noninterest income in the consolidated income statement.

     The following method was used to estimate the fair value of each class of financial instrument above:

Trading securities – Trading securities held at March 31, 2009 are related solely to bonds, equity securities and mutual funds held in a Rabbi Trust for benefit of the Company’s deferred compensation plans. Fair values for trading securities are based on quoted market prices.

Available for Sale Securities - Fair values for available for sale securities are based on quoted market prices when available or through the use of alternative approaches, such as matrix or model pricing or indicators from market makers, when market quotes are not readily accessible or available. Our level three assets consist of pooled trust preferred securities. The fair value for these securities used inputs for base case default, recovery and prepayment rates were established for the underlying collateral for cash flows and because the expected default and recovery rate assumptions are imbedded in the cash flow projections, the discount rate should include the risk free rate, systemic risk, duration risk, and a liquidity risk premium.

     Certain assets are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and OREO. During the first quarter 2009, certain loans held for sale were subject to the lower of cost or market method of accounting. However, there were no impairments recognized on loans held for sale in the first quarter of 2009. During the first quarter 2009, certain loans included in Bancorp’s loan portfolio were deemed impaired in accordance with SFAS No. 114, “Accounting by Creditors for Impairment of a Loan.” OREO that was taken into possession during the first quarter of 2009 was measured at estimated fair value less estimated sales expenses. In addition, during the first quarter, certain properties were written down $4.8 million to reflect additional decreases in their fair market value after initial recognition at the time placed into OREO.

     In addition to the assets above, goodwill is measured on a nonrecurring basis. At March 31, 2009, the Company recorded an impairment charge of $13.1 million for goodwill eliminating the entire goodwill balance.

12. FAIR VALUE MEASUREMENT (continued)

     There were no nonrecurring level one or two fair value measurements in the first quarter of 2009 or the full year 2008. The following tables represent the level three fair value measurements for nonrecurring assets for the periods presented:

	Three months ended March 31, 2009
(Dollars in thousands)	Impairment	Fair Value
Loans measured for impairment	$15,066	$69,252
OREO	4,761	55,735
Goodwill	13,059	-
Total nonrecurring assets measured at fair value	$32,886	$124,987

	Twelve months ended December 31, 2008
(Dollars in thousands)	Impairment	Fair Value
Loans measured for impairment	$56,563	$221,197
OREO	4,785	65,492
Total nonrecurring assets measured at fair value	$61,348	$286,689

     The following methods were used to estimate the fair value of each class of items above:

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

Goodwill - The goodwill impairment analysis requires management to make judgments in determining if an indicator of impairment has occurred and involves a two-step process. The first step was a comparison of the Bank’s fair value to its carrying value. We estimated fair value using a combination of quoted market price and an estimate of a control premium. The results of the analysis concluded that the estimated fair value of the Company’s Bank reporting unit was less than its book value and the carrying amount of the Company’s Bank reporting unit goodwill exceeded its implied fair value. Therefore, the Company failed step one and moved to the second step which required allocation of the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. Based on the second step review, we concluded the Company’s Bank reporting unit goodwill exceeded its implied fair value at March 31, 2009, resulting in a noncash goodwill impairment charge of $13.1 million.

13. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     Bancorp has estimated fair value based on quoted market prices where available. In cases where quoted market prices were not available, fair values were based on the quoted market price of a financial instrument with similar characteristics, the present value of expected future cash flows or other valuation techniques that utilize assumptions which are subjective and judgmental in nature. Subjective factors include, among other things, estimates of cash flows, the timing of cash flows, risk and credit quality characteristics, interest rates and liquidity premiums or discounts. Accordingly, the results may not be precise, and modifying the assumptions may significantly affect the values derived. In addition, fair values established utilizing alternative valuation techniques may or may not be substantiated by comparison with independent markets. Further, fair values may or may not be realized if a significant portion of the financial instruments were sold in a bulk transaction or a forced liquidation. Therefore, any aggregate unrealized gains or losses should not be interpreted as a forecast of future earnings or cash flows. Furthermore, the fair values disclosed should not be interpreted as the aggregate current value of Bancorp.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and Cash Equivalents - The carrying amount is a reasonable estimate of fair value.

     Investment Securities - For all security types in the following categories U.S. treasuries, U.S government agencies, mortgage-backed, obligations of state and political subdivisions, and equity investments and other securities held for investment purposes, fair values are based on quoted market prices or dealer quotes if available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities or other modeling techniques. If neither a quoted market price nor market prices for similar securities are available, fair value is estimated by discounting expected cash flows using a market derived discount rate as of the valuation date. See Note 12, “Fair Value Measurement” of the notes to consolidated financial statements for more detail.

     For the pooled trust preferred securities within our corporate securities portfolio held for investment purposes, we have concluded that valuations from the available quoted market prices appear to be distressed transactions. The inactivity for our trust preferred securities is evidenced by a significant widening of the bid-ask spread in the brokered markets in which trust preferred securities trade, available quotes incorporate liquidity and “fear” premiums beyond what cash flow projections indicate, a significant decrease in the volume of trades relative to historical levels, and there are currently very few market participants who are willing to sell their securities due to the very low prices. In determining fair value for these securities base case default, recovery and prepayment rates were established for the underlying collateral for cash flows and because the expected default and recovery rate assumptions are imbedded in the cash flow projections, the discount rate incorporates the risk free rate, systemic risk, duration risk, and a liquidity risk premium.

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

     Deposit Liabilities - The fair value of demand deposits, savings accounts and other deposits is the amount payable on demand at the reporting date. The fair value of time deposits are estimated using the rates currently offered for deposits of similar remaining maturities.

13. FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

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

     The estimated fair values of financial instruments at March 31, 2009, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$72,626	$72,626
Trading securities	668	668
Investment securities	233,668	233,668
Net loans (net of allowance for loan losses
and including loans held for sale)	1,966,214	1,801,728
Bank owned life insurance	23,712	23,712

FINANCIAL LIABILITIES:
Deposits	$2,052,097	$2,057,280
Short-term borrowings	85,000	85,000
Long-term borrowings	116,059	119,153

Junior subordinated debentures-variable	51,000	26,867

     The estimated fair values of financial instruments at December 31, 2008 are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$64,778	$64,778
Trading securities	1,546	1,546
Investment securities	198,515	198,515
Net loans (net of allowance for loan losses
and including loans held for sale)	2,038,736	1,915,769
Bank owned life insurance	23,525	23,525

FINANCIAL LIABILITIES:
Deposits	$2,024,379	$2,030,079
Short-term borrowings	132,000	132,000
Long-term borrowings	91,059	94,049

Junior subordinated debentures-variable	45,000	23,921
Junior subordinated debentures-fixed	6,000	4,041

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the audited consolidated financial statements and related notes to those statements of West Coast Bancorp (“Bancorp” or the “Company”) that appear under the heading “Financial Statements and Supplementary Data” in Bancorp's Annual Report on Form 10-K for the year ended December 31, 2008 (“2008 10-K”), as well as the unaudited consolidated financial statements for the current quarter found under Item 1 above.

Forward Looking Statement Disclosure

     Statements in this Quarterly Report of West Coast Bancorp (“Bancorp” or the “Company”) regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. The Company’s actual results could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projects,” “potential,” or “continue,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance. Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risks discussed in the text of this Quarterly Report and the 2008 10-K (including under Item 1A. Risk Factors), as well as the following specific factors:

  General economic conditions, whether national or regional, and conditions in real estate markets, that affect the demand for our loan and other products and ability of borrowers to repay loans, lead to further declines in credit quality and increased loan losses, and negatively affect the value and salability of the real estate that is the collateral for many of our loans or that we own directly;

  Changing business, banking, or regulatory conditions, policies, or programs, or new legislation or government or regulatory initiatives, affecting the financial services industry that could lead to restrictions on activities of banks generally or the Bank in particular, changes in costs, including deposit insurance premiums, for particular financial institutions or financial institutions generally, declines in consumer confidence in depository institutions generally or the Bank in particular or changes in the secondary market for bank loan and other products;

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

     Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to, among other things: dispose of properties or other assets obtained through foreclosures at expected prices and within a reasonable period of time; attract and retain key personnel; generate loan and deposit balances at projected spreads; sustain fee generation including gains on sales of loans; maintain asset quality and control risk; limit the amount of net loan charge-offs; adapt to changing customer deposit, investment and borrowing behaviors; control expense growth; and monitor and manage the Company’s financial reporting, operating and disclosure control environments.

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

Critical Accounting Policies

     Management has identified our policies regarding our allowance for credit losses as our most critical accounting policies. Calculation of our allowance for credit losses is discussed in our 2008 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”

Business Developments

     As previously reported, we have adjusted our business focus in an effort to respond to adverse economic conditions in the areas in which we do business, as well as precipitous declines in real estate prices and real estate sales activity in our markets. These conditions, together with the particular effects of the Bank's two-step program on our levels of nonperforming assets, have put significant strain on our financial condition and had an adverse effect on our operating results. In response to the situation, we have developed and implemented certain strategies that are expected to be short term in nature. These strategies include to:

  Selectively reduce loan concentrations and manage credit exposures;

  Aggressively reduce nonperforming assets;

  Proactively address pressure on our capital ratios by reducing risk weighted assets;

  Reduce controllable operating expenses; and

  Continually monitor our liquidity position.

     In addition to these general areas of focus, we have taken several specific steps. As examples, with respect to new term commercial real estate lending, we are focused on owner occupied properties, as opposed to non-owner occupied commercial real estate, in order to reduce our amount of non-owner occupied commercial real estate loans as a percentage of total regulatory capital. Reflecting the challenging economic environment, we are and will continue to focus on operating efficiently and controlling expenses in ways that have the least impact on our customers. Additionally, we are educating our customers about the availability of unlimited FDIC insurance coverage for noninterest bearing transaction deposits and the temporary increase in coverage from $100,000 to $250,000 for interest bearing deposit accounts, which appears to have reduced customer concern regarding the safety of deposits.

     We continue to believe that in order to achieve long-term growth and accomplish our long-term financial objectives, we will have to successfully execute our five defined long-term strategies:

  A focus on profitable customer segments;

  Exploitation of local market opportunities;

  Design and support of value added products;

  Expanded branch distribution; and

  Maintenance of community focus and high employee and customer satisfaction.

     These strategies are designed to direct our tactical investment decisions to accomplish our financial objectives. To produce net interest income, the key component of our revenues, and consistent earnings growth over the long-term, we recognize that we must generate loan and deposit growth at acceptable interest rate spreads. Net interest income is sensitive to our ability to attract and retain lending officers, close loans in the pipeline and maintain asset quality at an acceptable level, any failure in that regard could negatively affect our ability to meet our goals. To generate and grow loans and deposits now and in the future, we believe that we must focus on a number of areas, including but not limited to, the quality and breadth of our branch network, our sales practices, customer and employee satisfaction and retention, technology, product innovation, vendor relationships and providing competitive rates. Our ability to continue to attract and retain deposits will be critical to our financial condition and liquidity. Our ability to attract and grow low cost deposits is also important to fund any future loan growth and grow revenues.

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

     In other developments:

     On January 5, 2009, the Bank opened a new branch in Dundee, Oregon. The new branch serves customers in the heart of Oregon’s wine country and is fittingly decorated with grape-inspired interiors, including trellising over teller row and wine barrel tables.

     The Company, as part of its Go Green campaign, elected to participate in the U.S. Securities and Exchange Commission's new Notice and Access rule for distribution of annual reports and proxy materials for the Company’s 2009 Annual Meeting of Shareholders. In accordance with the new rules, proxy materials were made available to shareholders via the Internet in order to minimize impact on the environment and maximize cost savings related to the printing and mailing of the proxy materials. By implementing the procedures permitted under the new Notice and Access rule, we substantially reduced the number of copies of our proxy materials that were printed and mailed, which also led to a small reduction in our expenses.

Financial Overview

     Bancorp’s net loss was $23.6 million, or $1.51 per diluted share, for the three months ended March 31, 2009, compared to earnings of $2.0 million, or $.13 per diluted share, for the three months ended March 31, 2008.

     Bancorp’s net interest income was $20.1 million in the first quarter 2009, a $3.4 million decrease from the same period in 2008. This 15% decrease in revenue was due to a $197 million decrease in average earning assets and a 25 basis point compression in net interest margin. Noninterest income was $4.3 million, a decline of $5.9 million compared to the same period in 2008, primarily caused by OREO sales and valuation adjustments. The Company’s return on average equity for the quarters ended March 31, 2009, and 2008 was -48.5% and 3.8%, respectively.

     In addition to the financial results reported above that are calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company is reporting an operating net loss for the quarter ended March 31, 2009 of $10.5 million, or $.67 per diluted share, that excludes a first quarter goodwill impairment charge of $13.1 million, or $.84 per diluted share.

     Operating net loss and figures derived from operating net loss such as operating net income (loss) per share are non-GAAP financial measures derived by adjusting the Company’s net loss under GAAP for first quarter 2009 to exclude the impact of the first quarter goodwill impairment charge. Management uses operating net income (loss) internally and has disclosed it to investors based on its belief that the disclosure provides additional, valuable information relating to financial results derived from its operations in the current period as compared to prior periods.

     The following table reconciles the Company’s GAAP net income (loss) to operating net income (loss), including per-share figures, for the periods shown:

	Three months ended March 31,
(Dollars in thousands, unaudited)	2009	2008
GAAP net income (loss)	$(23,599)	$2,000
Add: goodwill impairment charge	13,059	-
Operating net income (loss)	$(10,540)	$2,000

Diluted earnings (loss) per share
GAAP net income (loss)	$(1.51)	$0.13
Operating net income (loss)	$(0.67)	$0.13

Income Statement Overview

Three months ended March 31, 2009, and 2008

Net Interest Income. The following table presents information regarding yields on interest earning assets, expense on interest bearing liabilities and net interest margin on average interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended		Increase	Percentage
(Dollars in thousands)	March 31,		(Decrease)	Change
	2009	2008	2009-2008	2009-2008
Interest and fee income [1]	$29,023	$38,762	($9,739)	-25.1%
Interest expense	8,478	14,735	(6,257)	-42.5%
Net interest income [1]	$20,545	$24,027	($3,482)	-14.5%

Average interest earning assets	$2,267,580	$2,464,280	($196,700)	-8.0%
Average interest bearing liabilities	$1,801,575	$1,885,789	($84,214)	-4.5%
Average interest earning assets/
Average interest bearing liabilities	125.87%	130.68%	(4.81)

Average yields earned [1]	5.19%	6.33%	(1.14)
Average rates paid	1.91%	3.14%	(1.23)
Net interest spread [1]	3.28%	3.19%	0.09
Net interest margin [1]	3.67%	3.92%	(0.25)

1 Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. Ratios for the three months ended March 31, 2009 and 2008 have been annualized where appropriate.

     For the first quarter of 2009, net interest income on a tax equivalent basis was $20.5 million, down from $24.0 million in the same quarter of 2008. Lower construction and commercial loan balances caused a negative volume variance while the unusually low interest rate environment reduced the benefit of noninterest bearing deposit balances. Net interest income was also reduced by interest reversals on loans placed on nonaccrual status during the quarter, lower loan fee income, and foregone interest on loans on nonaccrual status. Also, average interest earning assets decreased $196.7 million, or 8.0%, to $2.27 billion in the first quarter of 2009 from $2.46 billion for the same period in 2008. Net interest income for the three months ended March 31, 2009, included a $.41 million adjustment to a tax equivalent basis, while the adjustment included in the same period of 2008 was $.45 million.

     The net interest margin for the first quarter of 2009 decreased to 3.67% from 3.92% in the first quarter of 2008. The lower net interest margin was partly due to the lower value of noninterest bearing deposits in the low rate environment. Average yields on earning assets decreased 1.14% to 5.19% in the first quarter of 2009 from 6.33% in the first quarter of 2008 due primarily to lower market interest rates, the effect of a materially lower volume of interest accruing construction loans, and a higher balance of nonperforming loans in our loan portfolio. First quarter 2009 average rates paid on interest bearing liabilities decreased 1.23% to 1.91% from 3.14%, from the same period in 2008, while average interest bearing liabilities decreased $84.2 million, or 4.5%, to $1.8 billion. Compared to the first quarter of 2008, the rate on interest bearing liabilities has declined more than the yield on interest earning assets leading to an increase in our net interest spread. Interest reversals on loans placed on nonaccrual status were higher in the first quarter of 2008.

     Changing interest rate environments, including the slope and level of, as well as changes in, the yield curve, and competitive pricing pressure, could lead to higher deposit costs, lower loan yields, reduced net interest margin and spread and lower loan fees, all of which could lead to additional pressure on our net interest income. At March 31, 2009 we remain relatively interest rate neutral, meaning that earning assets mature or reprice at about the same rate as interest bearing liabilities in a given time period. For more information see the discussion under the heading "Quantitative and Qualitative Disclosures about Market Risk" in our 2008 10-K.

     Loans transitioning into nonaccrual status require interest income reversals, consequently decreasing interest income. We anticipate construction loan balances and associated loan fee revenue will continue to decline. Additionally, the cost of holding higher balances of nonaccruing loans and OREO properties and the lower value of noninterest bearing deposits in a lower interest rate environment are projected to continue to put pressure on our net interest margin for the remainder of 2009.

     Provision for Credit Losses. Bancorp recorded provision for credit losses for the first quarters of 2009 and 2008 of $23.1 million and $8.7 million, respectively. Of the $23.1 million in provision in the current quarter, $3.1 million related to the two-step loan portfolio, which was up from $.8 million in the quarter ended March 31, 2008. The $20.0 million provision for credit losses for loans other than two-step loans represented an increase of $12.1 million from first quarter 2008. The combination of negative risk rating migration, higher net charge-offs, higher general valuation allowances and a significantly larger unallocated allowance contributed to an increased quarterly provision in the most recent quarter under our allowance model compared to the first quarter of 2008.. For more information, see the discussion under the subheading “Allowance for Credit Losses and Net Loan Charge-offs” below.

     Noninterest Income. Total noninterest income of $4.3 million for the three months ended March 31, 2009, declined $5.9 million from the first quarter of 2008. Due to extended weakness in the housing market, first quarter OREO valuation adjustments totaled $4.8 million, of which $4.1 million were associated with two-step properties, compared to no such charges in the same quarter of 2008. Future financial results will be heavily dependent on the Company's ability to dispose of its OREO properties quickly and at prices that are in line with current expectations. As a result of steady account growth in both business and consumer transaction accounts and cards associated with new accounts, along with a decline in earnings credit for business accounts, deposit service charge revenues grew 5% or $.2 million from the same quarter a year ago. Payment systems revenues remained flat from the first quarter 2008. Gain on sales of loans declined 60% or $.5 million compared to the first quarter 2008 as a result of significantly lower residential mortgage loan activity. Trust and investment revenues declined 42% or $.7 million due to the difficult conditions in the equity markets. Other noninterest income included a gain on settlement of an insurance claim of $1.2 million in the first quarter of 2009, while in the first quarter of 2008 we recognized a gain of $.7 million associated with the VISA initial public offering.

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

     Noninterest Expense. Noninterest expense for the three months ended March 31, 2009, was $35.4 million, an increase of $13.2 million, compared to $22.2 million for the same period in 2008. Bancorp recorded a goodwill impairment charge during the first quarter of 2009 of $13.1 million. Without this goodwill impairment charge, total non-interest expense was $22.3 million, substantially unchanged from the same period of 2008. Personnel expense decreased $1.2 million or 9% in first quarter 2009 due to lower salary, incentive and benefit costs compared to first quarter 2008. The decline in personnel costs was largely offset by $1.3 million in collection and disposition expenses related to the two-step loan portfolio and an increase in FDIC deposit insurance premiums.

     We have attempted to and continue to make extensive efforts to increase operating efficiencies and control expenses without negative effects on our customers. For more information see the discussion above under the subheading “Business Developments.” However, we expect our noninterest expenses will continue to be affected by expenses associated with foreclosures related to the two-step loan portfolio and nonperforming two-step assets due to personnel costs, legal expense, and other costs associated with foreclosure, holding and disposition of such properties.

     Changing business conditions, increased costs in connection with retention of, or a failure to retain key employees, lower loan production volumes causing deferred loan origination costs to decline, or a failure to manage our operating and control environments could adversely affect our ability to limit expense growth in the future.

     Income taxes. The Company recorded a benefit from income taxes of $10.4 million in the first quarter 2009, compared to tax expense of $.8 million for the same quarter 2008 primarily due to a net loss in the first quarter of 2009.

Balance Sheet Overview

     Period end total assets were $2.5 billion as of March 31, 2009 down 1% since year end 2008. Period end total loans decreased by 3% or $66 million since December 31, 2008, while total deposits increased 1% or $28 million in the same period. This resulted in our loan to deposit ratio declining to 97% at March 31, 2009 from 102% at year end 2008. Unused commitments also contracted during the first quarter of 2009 contributing to the reduction in the Company’s risk weighted assets. Our balance sheet management efforts are focused on growth in targeted areas that support our corporate objectives and include:

  Small business and middle market commercial lending;

  Owner-occupied commercial real estate lending;

  Home equity lending; and

  Core deposit production.

     We expect our overall residential construction loan portfolio to continue to contract throughout 2009. We also have implemented a more cautious approach to extending new credit in the residential and commercial construction, non-owner occupied commercial real estate and housing related commercial loan categories.

     Our ability to achieve loan and deposit growth in the future will be dependent on many factors, including the effects of competition, the effect of regulatory initiatives generally or involving the Bank in particular, the health of the real estate market, economic conditions in our markets, and our ability to retain key personnel and valued customers.

     We will continue to focus on generating demand and other retail, or “core” deposits. In order to generate core deposits, we put an emphasis on launching transaction and depository services to satisfy the cash and deposit transaction needs of business customers. We believe our success in retaining low cost demand deposit balances can be attributed to the availability of these sophisticated products, as well as our continued emphasis on our free checking products for both the business and consumer segments, our strong branch network and the strength of our employee base. Customer demand deposit balances and the attractiveness of interest bearing deposit products, such as money market and time deposit products, are influenced by the level and shape of the yield curve. This, in turn, influences whether we pursue time deposits or other funding sources on a short term basis.

     The competition for deposit funding has and continues to be intense. Due to heightened uncertainty about stability of the banking system larger deposit customers are diversifying balances among multiple banks. Moreover, new entrants into banking, as a result of their recent grants of bank holding company status, are also aggressively pursuing FDIC insured deposits as a new source of funds, as are long term market participants that are experiencing a need for additional liquidity. This includes aggressively priced wide reaching interest deposit gathering efforts that do not require a local physical presence. These factors have not only impacted volume but also the cost of deposit funding. A sustained fierce competitive environment and customer concerns regarding the safety of their deposits could hinder our efforts to retain and grow our core deposit base in the future.

Investment Portfolio

     The composition and carrying value of Bancorp’s investment portfolio is as follows:

	March 31, 2009			December 31, 2008
	Amortized		Unrealized	Amortized		Unrealized
(Dollars in thousands)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)
Treasury securities	$200	$219	$19	$200	$223	$23
U.S. Government agency securities	18,249	18,195	(54)	7,310	7,387	77
Corporate securities	14,431	7,885	(6,546)	12,608	10,877	(1,731)
Mortgage-backed securities	131,588	130,507	(1,081)	94,846	92,566	(2,280)
Obligations of state and political subdivisions	70,506	71,847	1,341	81,025	82,398	1,373
Equity and other securities	5,035	5,015	(20)	5,161	5,064	(97)
Total Investment Portfolio	$240,009	$233,668	$(6,341)	$201,150	$198,515	$(2,635)

     The March 31, 2009, investment portfolio balance of $233.7 million increased $35.2 million from December 31, 2008. At March 31, 2009, total investment securities available for sale had a pre-tax net unrealized loss of $6.3 million.

     In the third quarter of 2008, the Company recorded other than temporary impairment (“OTTI”) charges totaling $6.3 million pretax; $.4 million relating to an investment in a Lehman Brothers bond, $3.1 million related to two pooled trust preferred investments in our corporate security portfolio, as well as $2.8 million for an investment in Freddie Mac preferred stock held in the Company’s equity and other securities portfolio. The $3.1 million OTTI related to two trust preferred investments was subsequently reversed as of March 31, 2009, in accordance with Financial Accounting Standards Board (“FASB”) Staff Positions (“FSP”) 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” The unrealized losses on these securities are now included in the unrealized loss in the portfolio of $6.3 million noted above.

     In the first quarter of 2009, the Company recorded OTTI charges totaling $.2 million pretax; comprising of $.1 million relating to the investment in a the Lehman Brothers bond held in our corporate securities portfolio, and $.1 million for the investment in Freddie Mac preferred stock held in our equity and other securities portfolio. Both of these investments were sold subsequent to March 31, 2009 for no additional gain or loss.

     For additional detail regarding our investment portfolio, see Note 1 “Basis of Presentation”, Note 3 “Investment Securities” and Note 12 “Fair Value Measurement” of our interim financial statements included under Item 1 of this report.

Loan Portfolio

     The composition of Bancorp’s loan portfolio is as follows for the periods shown:

					Change from
(Dollars in thousands)	March 31, 2009		December 31, 2008		December 31, 2008		March 31, 2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$462,466	23%	$482,405	23%	$(19,939)	-4%	$529,519	24%
Real estate construction	244,611	12%	285,149	14%	(40,538)	-14%	464,028	21%
Real estate mortgage	391,186	20%	393,208	19%	(2,022)	-1%	356,185	16%
Commercial real estate	879,394	44%	882,092	43%	(2,698)	0%	819,586	38%
Installment and other consumer	20,794	1%	21,942	1%	(1,148)	-5%	24,993	1%
Total loans	1,998,451	100%	2,064,796	100%	$(66,345)	-3%	2,194,311	100%
Allowance for loan losses	(37,532)	1.88%	(28,920)	1.40%			(39,602)	1.80%
Total loans, net	$1,960,919		$2,035,876				$2,154,709

     The Company’s total loan portfolio was $2.0 billion at March 31, 2009, a decrease of $66 million, or 3%, from December 31, 2008. Interest and fees earned on our loan portfolio is our primary source of revenue, and a decline in loan originations will have a negative impact on loan balances, interest income, and loan fees earned. We anticipate continued weakness in the economy and housing market to result in construction loan balances declining further in 2009, and thus put continued downward pressure on loan related revenues.

     As of March 31, 2009, the Company had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, were on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Company. At March 31, 2009, and December 31, 2008, Bancorp had no bankers’ acceptances.

     Below is a discussion of our loan portfolio by category.

     Commercial.   The commercial loan portfolio decreased $20 million, or 4%, since year end 2008. The decline in this portfolio was a direct reflection of the adverse economic conditions. We also elected to limit new loan originations to customers in certain sectors, including businesses related to the housing industry and also determined to exit certain high risk client relationships. However, in terms of our long term strategy we expect the commercial loan portfolio to be an important contributor to growth in future revenues. Over the past several years developments in our treasury management product line, including the introduction of our iDeposit and Re$ubmitIt products, have enhanced our ability to attract and retain commercial core deposit and lending relationships. We also believe that our expanded branch network continues to be an important point of service contact for not only our retail customers but also our commercial relationships.

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

     Real Estate Construction. The composition of real estate construction loans by type of project is as follows for the periods shown:

					Change from
	March 31, 2009		December 31, 2008		December 31, 2008		March 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial construction	$87,709	35%	$96,372	34%	$(8,663)	-9%	$96,371	21%
Two-step loans	23,725	10%	53,084	19%	(29,359)	-55%	211,406	46%
Residential construction to builders	70,145	29%	71,296	25%	(1,151)	-2%	80,750	17%
Residential subdivision or site development	63,262	26%	64,728	22%	(1,466)	-2%	76,322	16%
Net deferred fees	(230)	0%	(331)	0%	101	31%	(821)	0%
Total real estate construction loans	$244,611	100%	$285,149	100%	$(40,538)	-14%	$464,028	100%

     At March 31, 2009, the balance of real estate construction loans was $245 million, down $40 million or 14% from $285 million at December 31, 2008. Real estate construction loans represented 12% of the loan portfolio at the end of the first quarter, down from 14% at December 31, 2008. While the decline in commercial construction and residential subdivision or site development loans also contributed to the overall decline in the total real estate construction portfolio, the majority of the decline in the real estate construction portfolio was caused by the 55% contraction in the two-step loan portfolio.

     Real estate construction loans to builders are generally secured by the property underlying the project that is being financed. Construction loans to builders and developers typically have terms from 12 to 24 months and initial loan to value ratios in the range of 75% to 85%, based on the estimated value of the collateral to be built at the time of loan origination. In light of the 14 month average housing inventory level within our markets since June of 2008, we are limiting the origination of new residential construction loans to specific, limited categories with less risk; for example, construction loans for pre-sold homes to well qualified borrowers. For the same reason, we are also seeing a material decrease in the demand for residential construction loans in the market place. We are not currently pursuing acquisition of new builder clients for single family residential financing, nor are we financing additional residential land or the development of residential lots at this time. We anticipate providing limited vertical construction financing to selective builders in order to reduce nonaccruing or OREO residential site development balances.

     The composition of the residential land and construction portfolio by purpose is as follows for the periods shown.

	West Coast Bancorp
	Residential construction and land loans including two-step loans
(Dollars in thousands, unaudited)	March 31, 2009		December 31, 2008		March 31, 2008
		Percent of		Percent of		Percent of
	Amount	total loans[2]	Amount	total loans[2]	Amount	total loans[2]
Accruing residential construction loans and land loans
Land loans[1]	$17,739	0.9%	$17,887	0.9%	$27,210	1.2%
Site development	28,946	1.4%	37,437	1.8%	75,702	3.4%
Vertical construction	57,244	2.9%	61,593	3.0%	78,524	3.6%
Two-step residential construction to individuals	-	0.0%	3,124	0.2%	122,622	5.6%
Total accruing residential construction and land loans	$103,929	5.2%	$120,041	5.8%	$304,058	13.9%

Nonaccrual residential construction loans and land loans
Land loans[1]	$2,092	0.1%	$5,608	0.3%	$710	0.0%
Site development	34,316	1.7%	27,291	1.3%	620	0.0%
Vertical construction	12,901	0.6%	9,703	0.5%	2,226	0.1%
Two-step residential construction to individuals	23,725	1.2%	49,960	2.4%	88,784	4.0%
Total nonaccrual residential construction and land loans	$73,034	3.7%	$92,562	4.5%	$92,340	4.2%

Total residential construction and land loans
Land loans[1]	$19,831	1.0%	$23,495	1.1%	$27,920	1.3%
Site development	63,262	3.2%	64,728	3.1%	76,322	3.5%
Vertical construction	70,145	3.5%	71,296	3.5%	80,750	3.7%
Two-step residential construction to individuals	23,725	1.2%	53,084	2.6%	211,406	9.6%
Total residential construction and land loans	$176,963	8.9%	$212,603	10.3%	$396,398	18.1%

1 Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios.
2 Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     As shown in the table above, of the $177 million residential land and construction portfolio, $104 million was accruing and $73 million was nonaccruing at March 31, 2009. The remaining accruing land and site development amounts to $47 million or a modest 2.3% of our total loan portfolio. At $19.8 million, residential land loans account for just 1% of the Company’s total loan portfolio at March 31, 2009. Our land loans typically had loan to value ratios of 60% or less at the time of origination. Geographically, residential land is not heavily concentrated in any single county within our market areas. The site development component accounts for the largest portion of the nonaccrual residential construction and land loan balances. At this time, we believe the risk and loss exposure associated with residential vertical construction is less than with either the land or site development components.

     For additional discussion of the two-step loan portfolio, see "Additional Loan Portfolio Disclosure – Two Step Loan Portfolio" below.

     Real Estate Mortgage. The following table presents the components of our real estate mortgage loan portfolio.

					Change from
	March 31, 2009		December 31, 2008		December 31, 2008		March 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Standard mortgage	$83,889	21%	$87,628	22%	$(3,739)	-4%	$87,621	25%
Nonstandard mortgage product	26,111	7%	32,597	8%	(6,486)	-20%	25,107	7%
Home equity loans and lines of credit	281,186	72%	272,983	70%	8,203	3%	243,457	68%
Total real estate mortgage	$391,186	100%	$393,208	100%	$(2,022)	-1%	$356,185	100%

     At March 31, 2009, real estate mortgage loan balances were $391 million or approximately 20% of the Company’s total loan portfolio. We developed a set of mortgage loan products to provide bridge financing and permanent mortgage loans, collectively called nonstandard mortgages, to motivated borrowers with maturing two-step loans. This product was designed to assist two-step borrowers in their transition from a construction loan to permanent financing. Financing terms are generally more flexible than our standard products; however, in all cases, each loan request is considered based on a thorough review of the borrower’s repayment capacity. Under certain circumstances, we have discounted debt in order to restructure the loan to fit the borrower’s debt service capacity. At March 31, 2009, nonstandard loans were $26.1 million, a decline from $32.6 million at year end 2008 as few new nonstandard mortgage loans were originated in first quarter. At March 31, 2009 the allowance for credit losses associated with nonstandard loans was $1.3 million. Looking forward, the number of nonstandard loan originations is expected to be limited.

     Home equity lines and loans represented about 72% or $281 million of the real estate mortgage portfolio. The Bank’s home equity lines and loans were almost entirely generated within our market area and were originated through our branches. The portfolio grew steadily over the past few years as a result of focused and ongoing marketing efforts; however, growth has slowed recently as a result of the Bank’s ongoing analysis of market conditions, adjustments being made to our pricing and underwriting standards and decreased demand. As shown below, the home equity line utilization percentage has averaged approximately 58% at March 31, 2009, and has been fairly consistent across the year of origination.

	Year of Origination
							2003 &
(Dollars in thousands)	3/31/09	2008	2007	2006	2005	2004	Earlier	Total
Home Equity Lines
Commitments	$12,643	$70,520	$87,504	$92,298	$68,691	$32,007	$64,408	$428,071
Outstanding Balance	7,547	39,918	54,338	55,950	42,915	17,785	30,320	248,773

Utilization	59.7%	56.6%	62.1%	60.6%	62.5%	55.6%	47.1%	58.1%

Home Equity Loans
Outstanding Balance	1,325	9,907	8,309	6,589	1,504	1,202	3,577	32,413
Total Home Equity Outstanding	$8,872	$49,825	$62,647	$62,539	$44,419	$18,987	$33,897	$281,186

     As indicated in the table below, the average Beacon score for the home equity line and loan portfolios were 762 and 726, respectively. While the delinquencies and charge-offs have been modest within these portfolios we anticipate the weak economy coupled with higher unemployment will lead to increased delinquencies and charge-offs going forward. The original average loan-to-value ratios of 64% and 63% for home equity line and loan portfolios, respectively, reflect that the majority of the originations were done at loan-to-value ratios of less that 80%. The significant amount of related loans and deposits is a result of our home equity line and loan portfolios being sourced to relationship customers through our branch network.

     The following table presents an overview of home equity lines of credit and loans as of the dates shown.

(Dollars in thousands)
	March 31, 2009		December 31, 2008
	Lines	Loans	Lines	Loans
Total Outstanding Balance	$248,773	$32,413	$239,457	$33,526

Average Current Beacon Score	762	726	763	729

Delinquent % 30 Days or Greater	0.03%	0.21%	0.04%	0.22%
% Net Charge-Offs Year to Date	0.40%	0.89%	0.05%	0.28%

% 1st Lien Position	35%	39%	34%	39%
% 2nd Lien Position	65%	61%	66%	61%

Overall Original Loan-to-Value	64%	63%	65%	64%

Original Loan-to-Value < 80%	76%	66%	75%	66%
Original Loan-to-Value > 80, < 90%	23%	27%	24%	28%
Original Loan-to-Value > 90, < 100%	1%	7%	1%	6%
	100%	100%	100%	100%

Total $ Related Loans / Deposits[1]	$349,428	$19,243	$367,956	$20,857

1 These amounts represent other loan and deposit balances associated with our customers having a home equity line or loan.

     The following table shows home equity lines of credit and loans by market areas at the date shown and indicates a geographic distribution of balances representative of our branch presence in these markets.

(Dollars in thousands)
	March 31,	Percent of	December 31,	Percent of
Region	2009	total	2008	total
Portland, Oregon / Vancouver, Washington	$119,959	43%	$114,148	42%
Willamette Valley (Salem, Eugene)	85,828	31%	85,293	31%
Western Washington (Olympia, Seattle)	37,658	13%	36,499	14%
Oregon Coast (Newport, Lincoln City)	25,598	9%	25,032	9%
Central Oregon (Bend, Redmond)	8,370	3%	8,553	3%
Other	3,773	1%	3,458	1%
Total home equity loans and lines of credit	$281,186	100%	$272,983	100%

     Commercial Real Estate. The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands)	March 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Office Buildings	$185,230	21.1%	$195,033	22.1%
Retail Facilities	123,006	14.0%	118,072	13.4%
Commercial/Agricultural	66,063	7.5%	65,177	7.4%
Multi-Family - 5+ Residential	60,569	6.9%	59,386	6.7%
Medical Offices	61,329	7.0%	62,111	7.1%
Industrial parks and related	56,081	6.4%	58,514	6.6%
Manufacturing Plants	40,728	4.6%	42,102	4.8%
Hotels/Motels	42,425	4.8%	36,478	4.1%
Land Development and Raw Land	29,751	3.4%	31,582	3.6%
Mini Storage	30,468	3.5%	27,725	3.2%
Assisted Living	20,234	2.3%	20,360	2.3%
Food Establishments	18,449	2.1%	18,897	2.1%
Other	145,061	16.4%	146,655	16.6%
Total commercial real estate loans	$879,394	100.0%	$882,092	100.0%

     As shown above, the term commercial real estate portfolio balance decreased $3 million or ..3% from December 31, 2008 to March 31, 2009. The decline occurred in the non-owner occupied segment which, by occupancy type, represented 52% of the total commercial real estate loans portfolio at March 31, 2009. Due to the market conditions, loan policy concentration limits and de-emphasis on non-owner occupied term commercial real estate, we project the non-owner occupied segment originations to decline relative to the owner occupied segment in the future. Office buildings and retail facilities account for 35% of the collateral securing the $879 million term commercial real estate portfolio at the end of the first quarter. The term commercial real estate portfolio is seasoned with balance between owner occupied at 48% and non-owner occupied at 52% of the total portfolio. We believe Bancorp’s underwriting of term commercial real estate loans is consistent with the industry with loan to value ratios generally not exceeding 75% and debt service coverage ratios generally at 120% or better at origination.

     The composition of the commercial real estate loan portfolio by occupancy type is as follows:

	March 31, 2009		December 31, 2008		Change
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Owner occupied	$425,975	48%	$416,817	47%	$9,158	2%
Non-owner occupied	453,419	52%	465,275	53%	(11,856)	-3%
Total commercial real estate loans	$879,394	100%	$882,092	100%	$(2,698)	0%

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

     Our residential construction portfolio, consisting of developers and builders, is a portfolio we consider to have higher risk. The current downturn in residential real estate has slowed land, lot and home sales within our markets, has resulted in lengthening the marketing period for completed homes and has negatively affected borrower liquidity and collateral values. We have been reducing our exposure in residential construction, including establishing new targets to lower our concentration levels in loans of this type. We also expect the downturn in housing to continue to increase the risk profile of related commercial borrowers, particularly those that are involved in commercial activities that support the supply chain of products and services used by the housing industry. Accordingly, we are monitoring the financial condition of existing borrowers within this commercial loan segment and are selectively managing the level of loan exposure downward. An important component of managing our residential construction portfolio involves stress testing, at both a portfolio and individual borrower level. Our stress test for individual residential construction borrowers focuses on examining project performance relative to cash flow and collateral value under a range of assumptions that include interest rates, absorption, unit sales prices, and capitalization rate assumptions. This level of risk monitoring assists the Bank to timely identify potential problem loans and develop action plans, which may include requiring borrowers to replenish interest reserves, decrease construction draws, or transfer the borrowing relationship to our special asset team for closer monitoring.

     Current economic conditions are the most challenging the banking industry has faced in many years, and we expect economic pressures to continue during 2009. Consequently, we are highly focused on monitoring and managing credit risk across all of our loan portfolios. As part of our ongoing lending process, internal risk ratings are assigned to each commercial, commercial real estate and real estate construction loan before the funds are advanced to the customer. Credit risk ratings are based on our assessment of the borrower’s credit worthiness and the quality of our collateral position at the time a particular loan is made. Thereafter, credit risk ratings are evaluated on an ongoing basis focusing on our interpretation of relevant risk factors known to us at the time of each evaluation. Large credit relationships have their credit risk rating reviewed at least annually, and given current economic conditions, risk rating evaluations may occur more frequently. Our relationship managers play a critical element in this process by evaluating the ongoing financial condition of each borrower in their respective portfolio of loans. These activities include, but are not limited to, maintaining open communication channels with borrowers, analyzing periodic financial statements and cash flow projections, evaluating collateral, monitoring covenant compliance, and evaluating the financial capacity of guarantors. Collectively, these activities represent an ongoing process which results in an assessment of credit risk associated with each commercial, commercial real estate, and real estate construction loan consistent with our internal risk rating guidelines. Our risk rating process is a critical component in estimating the required allowance for credit losses, as discussed in the Allowance for Credit Losses section which follows. Credit files are also examined periodically on a sample test basis by our credit review department and internal auditors, as well as by regulatory examiners. Any of these examinations can lead to additional changes in risk ratings, which, in turn, may lead to additional provision for credit losses in a particular period to keep our allowance for credit losses in line with revised expectations.

     Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. The expected source of repayment of Bancorp’s loans is generally the cash flow of a particular project, income from the borrower's business, proceeds from the sale of real property, proceeds of refinancing, or personal income. Real estate is frequently a material component of collateral for our loans. Risks associated with loans secured by real estate include decreasing land and property values, material increases in interest rates, deterioration in local economic conditions, changes in tax policies, and tightening credit or refinancing markets. In addition, we face increased risks if we have a concentration of loans within any one area. See “Risk Factors” under Part II, Item 1A of this report and in our 2008 10-K.

Nonperforming Assets and Delinquencies

     Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing interest and OREO. The following table presents information with respect to nonaccrual loans by category and OREO for the periods shown.

			Change from December 31, 2008
(Dollars in thousands)	March 31, 2009	December 31, 2008	Amount	Percent	March 31, 2008
Loans on nonaccrual status:
Commercial	$29,014	$6,250	$22,764	364%	$4,336
Real estate construction	73,865	93,634	(19,769)	-21%	91,630
Real estate mortgage:
Standard mortgage	9,467	8,283	1,184	14%	936
Nonstandard mortgage product	10,972	15,229	(4,257)	-28%	295
Home equity lines of credit	961	1,043	(82)	-8%	274
Total real estate mortgage	21,400	24,555	(160)	-1%	1,505
Commercial real estate	3,980	3,145	835	27%	1,565
Installment and consumer	22	6	16	267%	2
Total nonaccrual loans	128,281	127,590	691	1%	99,038
Other real estate owned	87,189	70,110	17,079	24%	5,688
Total nonperforming assets	$215,470	$197,700	17,770	9%	$104,726

Nonperforming loans to total loans	6.42%	6.18%			4.51%
Nonperforming assets to total assets	8.63%	7.86%			4.00%

     At March 31, 2009, total nonperforming assets were $215.5 million, or 8.63% of total assets, compared to $197.7 million, or 7.86%, at December 31, 2008. The increase in the commercial nonperforming assets was caused by three commercial relationships negatively impacted by the recession. Two-step nonperforming assets accounted for $97.0 million or 45% of total nonperforming assets at March 31, 2009. For additional information, see “Nonperforming Assets and Delinquencies – Two-Step Loans” below. The amount and level of nonaccrual loans depends on portfolio growth, portfolio seasoning, problem loan recognition and resolution through collections, sales or charge-offs. The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors particular to a borrower, such as actions of a borrower’s management or conditions affecting a borrower’s business.

      The following table presents activity in the total OREO portfolio over the past 15 months.

(Dollars in thousands)	Amount	Number
Beginning balance January 1, 2008	$3,255	15
Additions to OREO	2,461	10
Capitalized improvements	246
Valuation adjustments	-
Disposition of OREO	(274)	(1)
Ending balance March 31, 2008	$5,688	24

Additions to OREO	25,197	94
Capitalized improvements	193
Valuation adjustments	(245)
Disposition of OREO	(2,941)	(10)
Ending balance June 30, 2008	$27,892	108

Additions to OREO	26,786	103
Capitalized improvements	179
Valuation adjustments	(1,118)
Disposition of OREO	(5,618)	(22)
Ending balance September 30, 2008	$48,121	189

Additions to OREO	33,355	129
Capitalized improvements	711
Valuation adjustments	(3,422)
Disposition of OREO	(8,655)	(30)
Ending balance December 31, 2008	$70,110	288

Additions to OREO	25,249	79
Capitalized improvements	682
Valuation adjustments	(4,761)
Disposition of OREO	(4,091)	(18)
Ending balance March 31, 2009	$87,189	349

      OREO is real property of which the Bank has taken possession either through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in partial or full satisfaction of a loan or loans. The Company held 349 OREO properties at March 31, 2009, with a total net book value of $87.2 million. Of these, 296 were related to two-step loans. OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. During the first three months of 2009, the Company sold 18 OREO properties, 17 of which were two-step related. Outside of the OREO portfolio the Bank also closed 7 two-step related short sales in the same period for a total of 24 two-step related dispositions. Short sales occur when we accept an agreement with a loan obligor to sell the Bank's collateral on a loan that produces net proceeds that is less than what is owed. The obligor receives no proceeds; however, the debt is fully extinguished. A short sale is an alternative to foreclosure. The losses on short sales and valuation adjustments on loans prior to taking ownership of property in OREO are recorded directly to the two-step allowance for loan losses.

     Management is responsible for estimating the fair market value of OREO and utilizes appraisals and internal judgments in its assessment of fair market value and estimated selling costs. This amount becomes the property’s book value at the time it is taken into OREO. Any valuation adjustments based on our determination of estimated fair market value less cost to sell at the date a particular property is acquired are charged to the allowance for loan losses at that time. Management then periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of costs to sell. Any further OREO valuation adjustments or subsequent gains or losses upon final disposition of OREO are charged to other noninterest income. Expenses from the acquisition, maintenance and disposition of OREO properties are included in other noninterest expense in the statements of income (loss). It will be critical for us to dispose of OREO properties in a timely fashion and at valuations that are consistent with our expectations. Continued decline in market values in our area would lead to additional valuation adjustment, which would have an adverse effect on our results of operation and financial condition. Sales of OREO properties is also a source of liquidity.

     Delinquencies. The following table summarizes total delinquent loan balances by type of loan as of the dates shown:

	March 31, 2009		December 31, 2008		March 31, 2008
		Percent of		Percent of
		loan		loan		Percent of loan
(Dollars in thousands)	Amount	category	Amount	category	Amount	category
Loans 30-89 days past due, not in nonaccrual status
Commercial	$938	0.20%	$2,814	0.58%	$2,485	0.47%
Real estate construction	3,718	1.51%	1,940	0.68%	18,826	4.06%
Real estate mortgage:
Standard mortgage	1,861	2.22%	810	0.92%	3,035	3.46%
Nonstandard mortgage product	1,038	3.98%	965	3.10%	1,996	7.95%
Home equity lines of credit	143	0.05%	159	0.06%	52	0.02%
Total real estate mortgage	3,042	0.78%	1,934	0.49%	5,083	1.42%
Commercial real estate	1,707	0.19%	1,324	0.15%	604	0.07%
Installment and consumer	200	0.96%	80	0.36%	97	0.39%
Total loans 30-89 days past due, not in nonaccrual status	$9,605		$8,092		$27,095

Delinquent loans past due 30-89 days to total loans	0.48%		0.39%		1.23%

     Bancorp also monitors delinquencies, defined as loan balances 30-89 days past due, not on nonaccrual status, as an indicator of future nonperforming assets. Total delinquencies were $9.6 million or .48% of total loans at March 31, 2009, up from $8.1 million or .39% at December 31, 2008 and down from 1.23% at March 31, 2008. For further discussion, see “Nonperforming Assets and Delinquencies – Other Than Two-Step Loans” and “Nonperforming Assets and Delinquencies – Two-Step Loans” below.

Allowance for Credit Losses and Net Loan Charge-offs

     Allowance for Credit Losses. An allowance for credit losses has been established based on management’s best estimate, as of the balance sheet date, of probable losses inherent in the loan portfolio. Please see the Company’s 2008 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Credit Losses and Net Loan Charge-offs” for a discussion of methodologies underlying the calculation of the Company’s allowance for credit losses.

     Our allowance incorporates the results of measuring impaired loans as provided in Statement of Financial Accounting Standards (“SFAS”) 114, “Accounting by Creditors for Impairment of a Loan,” and SFAS 118, “Accounting by Creditors for Impairment of a Loan – Income Recognition and Disclosures.” These accounting standards prescribe the measurement, income recognition and guidelines concerning impaired loans. Our policy is to generally record impairments associated with collateral dependent loans as charge-offs promptly following our determination that an impairment exists. In certain cases where we have identified and estimated an impairment but are still evaluating additional information, specific reserves may be established for collateral dependent impaired loans. Upon receipt of required information, specific reserves are discontinued and charge-offs for impairment are processed. In addition, net overdraft losses are included in the calculation of the allowance for credit losses per the guidance provided by regulatory authorities early in 2005, “Joint Guidance on Overdraft Protection Programs.”

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

     Changes in the allowance for credit losses are presented for the periods shown in the following table.

	Three months ended	Three months ended	Three months ended
(Dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Loans outstanding at end of period	$1,998,451	$2,064,796	$2,194,311
Average loans outstanding during the period	2,035,037	2,092,926	2,176,935

Allowance for credit losses, beginning of period	29,934	34,444	54,903
Provision for credit losses	23,131	16,517	8,725
Loan charge-offs:
Commercial	(1,275)	(3,208)	(623)
Commercial real estate construction	-	(1,422)	-
Residential real estate construction	(8,776)	(11,475)	(20,394)
Total real estate construction	(8,776)	(12,897)	(20,394)
Standard mortgages	(1,018)	(1,640)	-
Nonstandard mortgages	(1,929)	(2,495)	-
Home equity	(1,281)	(121)	-
Total real estate mortgage	(4,228)	(4,256)	-
Commercial real estate	(406)	(782)	-
Installment and consumer	(132)	(29)	(74)
Overdraft	(249)	(401)	(302)
Total loan charge-offs	(15,066)	(21,573)	(21,393)
Recoveries:
Commercial	217	122	32
Commercial real estate construction	-	-	-
Residential real estate construction	151	319	66
Total real estate construction	151	319	66
Standard mortgages	3	-	-
Nonstandard mortgages	-	38	-
Home equity	-	2	27
Total real estate mortgage	3	40	27
Commercial real estate	-	-	-
Installment and consumer	22	15	26
Overdraft	71	50	68
Total recoveries	464	546	219
Net loan charge-offs	(14,602)	(21,027)	(21,174)
Allowance for credit losses, end of period	$38,463	$29,934	$42,454

Components of allowance for credit losses
Allowance for loan losses	$37,532	$28,920	$39,602
Reserve for unfunded commitments	931	1,014	2,852
Total allowance for credit losses	$38,463	$29,934	$42,454

Net loan charge-offs to average loans annualized	2.92%	4.00%	3.91%

Allowance for loan losses to total loans	1.88%	1.40%	1.80%
Allowance for credit losses to total loans	1.92%	1.45%	1.93%

     At March 31, 2009, the Company’s allowance for credit losses was $38.5 million, consisting of a $31.8 million formula allowance, no specific allowance, a $5.8 million unallocated allowance and a $.9 million reserve for unfunded commitments. At December 31, 2008, our allowance for credit losses was $29.9 million, consisting of no specific allowance, a $27.0 million formula allowance, a $1.9 million unallocated allowance and a $1.0 million reserve for unfunded commitments.

     Changes in the allocation of the allowance for loan losses in the first three months of 2009 were due primarily to unfavorable migration of risk ratings within loans other than two-step and a $3.9 million increase in the unallocated reserve which now represents 15% of the total allowance for credit losses. The unallocated reserve has been bolstered in light of the uncertain economic environment. Also, a large portion of the year to date provision relates to construction loans, which have a higher inherent risk profile and are therefore allocated a higher allowance for credit losses relative to other loan categories in the portfolio.

     As a result, at March 31, 2009, Bancorp’s allowance for credit losses and loan losses were 1.92% and 1.88%, respectively, up from 1.45% and 1.40% of total loans at December 31, 2008.

     Overall, we believe that the allowance for credit losses is adequate to absorb losses in the loan portfolio at March 31, 2009, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may later need to significantly adjust the allowance for credit losses considering factors in existence at such time, including economic, market, or business conditions and the results of ongoing internal and external examination processes. Please see Part II, Item 1A “Risk Factors” in this report and risk factors described in our 2008 10-K.

     Net Loan Charge-offs. For the three months ended March 31, 2009, total net loan charge-offs were $14.6 million compared to $21.0 million for the quarter ended December 31, 2008. The 2009 year to date annualized net loan charge-offs to total average loans outstanding was 2.92%, down from 4.00% in the fourth quarter 2008. See “Two-Step Loan Portfolio” below for more information.

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

(Dollars in thousands)	March 31,	% of total	December 31,	% of total	Change		March 31,	% of total
	2009	loans	2008	loans	Amount	%	2008	loans
Commercial loans	$462,466	23.1%	$482,405	23.4%	$(19,939)	-4.1%	$529,519	26.7%
Commercial real estate construction	87,561	4.4%	92,414	4.5%	(4,853)	-5.3%	94,878	4.8%
Residential real estate construction[1]	157,050	7.8%	192,735	9.3%	(35,685)	-18.5%	157,744	8.0%
Total real estate construction loans	244,611	12.2%	285,149	13.8%	(40,538)	-14.2%	252,622	12.7%
Standard mortgage	83,889	4.2%	87,628	4.2%	(3,739)	-4.3%	87,621	4.4%
Nonstandard mortgage	26,111	1.3%	32,597	1.6%	(6,486)	-19.9%	25,107	1.3%
Home equity line of credit	281,186	14.1%	272,983	13.2%	8,203	3.0%	243,457	12.3%
Total real estate mortgage loans	391,186	19.6%	393,208	19.0%	(2,022)	-0.5%	356,185	18.0%
Commercial real estate loans	879,394	44.0%	882,092	42.7%	(2,698)	-0.3%	819,586	41.3%
Installment and other consumer loans	20,794	1.0%	21,942	1.1%	(1,148)	-5.2%	24,993	1.3%
Total loans	$1,998,451	100.0%	$2,064,796	100.0%	$(66,345)	-3.2%	$1,982,905	100.0%

[1] Two-step residential construction loans	$23,725	1.2%	$53,084	2.6%	$(29,359)	-55.3%	$211,406	10.7%
All other residential construction loans	133,325	6.7%	139,651	6.8%	(6,326)	-4.5%	252,622	12.7%
Total residential real estate construction loans	$157,050	7.9%	$192,735	9.3%	$(35,685)	-18.5%	$464,028	23.4%

Two-step residential construction loans	$23,725	1.2%	$53,084	2.6%	$(29,359)	-55.3%	$211,406	9.6%
Total loans other than two-step residential construction loans	1,974,726	98.8%	2,011,712	97.4%	(36,986)	-1.8%	1,982,905	90.4%
Total loans	$1,998,451	100.0%	$2,064,796	100.0%	$(66,345)	-3.2%	$2,194,311	100.0%

     As shown above, the loan portfolio other than two-step loans was $1.97 billion at March 31, 2009, down $37 million, or 2%, from December 31, 2008 with the decline concentrated in the commercial and residential real estate construction categories.

Nonperforming Assets and Delinquencies – Loans Other Than Two-Step Loans

     Nonperforming Assets - Loans Other Than Two-Step Loans. The following table presents information about nonperforming assets and delinquencies relating to loans other than two-step loans at the dates shown.

	March 31, 2009		December 31, 2008				March 31, 2008
		Percent of		Percent of				Percent of
		loan		loan				loan
(Dollars in thousands)	Amount	category	Amount	category	Change	Percent	Amount	category
Commercial loans	$29,014	6.3%	$6,250	1.3%	$22,764	364.2%	$4,336	1.3%
Real estate construction loans:
Commercial real estate construction	2,923	3.3%	2,922	3.2%	1	0.0%	2,846	0.0%
Residential real estate construction	47,217	30.1%	40,752	21.1%	6,465	15.9%	-	8.7%
Total real estate construction loans	50,140	20.5%	43,674	15.3%	6,466	14.8%	2,846	6.4%
Real estate mortgage loans:
Standard mortgage	9,467	11.3%	8,283	9.5%	1,184	14.3%	936	7.1%
Nonstandard mortgage product	10,972	42.0%	15,229	46.7%	(4,257)	-28.0%	295	35.0%
Home equity line of credit	961	0.3%	1,043	0.4%	(82)	-7.9%	274	0.2%
Total real estate mortgage loans	21,400	5.5%	24,555	6.2%	(3,155)	-12.8%	1,505	4.8%
Commercial real estate loans	3,980	0.5%	3,145	0.4%	835	26.6%	1,565	0.6%
Installment and other consumer loans	22	0.1%	6	0.0%	16	266.7%	2	0.1%
Total nonaccrual loans	104,556	5.2%	77,630	3.8%	26,926	34.7%	10,254	2.5%
90 day past due and accruing interest	-		-		-		-
Total nonperforming loans other than two-step loans	104,556	5.2%	77,630	3.8%	26,926	34.7%	10,254	2.5%

Other real estate owned other than two-step loans	13,870		10,088		3,782	37.5%	-
Total nonperforming assets other than two-step loans	$118,426		$87,718		$30,708	35.0%	$10,254

Delinquent other than two-step loans 30-89 days past due	$9,605		$6,850				$27,095

Nonperforming loans other than two-step loans to total loans
other than two-step loans	5.29%		3.86%				0.52%

Nonperforming assets other than two-step assets to total assets	4.74%		3.49%				0.39%
Delinquent loans other than two-step loans to total loans other
than two-step loans	0.49%		0.34%				0.65%

     Nonperforming assets other than two-step loans increased from $87.7 million at year end 2008 to $118.4 million, or 4.74% of total assets, at March 31, 2009. The increase in nonperforming loans was primarily due to higher nonaccrual loans which increased $26.9 million from December 31, 2008. The majority of the increase in other than two-step nonperforming loans since December 31, 2008 was due to a $22.8 million increase in nonaccrual commercial loans, which was caused by three client relationships, and $6.5 million growth in nonaccrual residential real estate construction loans.

     The following table presents activity in the loans other than two-step OREO portfolio for the periods shown.

(Dollars in thousands)	Amount	Number
Beginning balance January 1, 2008	$-	1
Additions to OREO	-
Capitalized improvements	-
Valuation adjustments	-
Disposition of OREO	-
Ending balance March 31, 2008	$-	1

Additions to OREO	1,651	7
Capitalized improvements	5
Valuation adjustments	-
Disposition of OREO	(224)	(1)
Ending balance June 30, 2008	$1,432	7

Additions to OREO	2,761	12
Capitalized improvements	4
Valuation adjustments	-
Disposition of OREO	(751)	(3)
Ending balance September 30, 2008	$3,446	16

Additions to OREO	7,524	23
Capitalized improvements	1
Valuation adjustments	(499)
Disposition of OREO	(384)	(2)
Ending balance December 31, 2008	$10,088	37

Additions to OREO	4,614	17
Capitalized improvements	14
Valuation adjustments	(651)
Disposition of OREO	(195)	(1)
Ending balance March 31, 2009	$13,870	53

     The following table shows the components of our nonaccrual construction and land loans outside the two-step portfolio as of the dates shown.

	Nonaccrual construction and land loans oustide the two-step portfolio
	March 31, 2009		December 31, 2008		Change		March 31, 2008
		Percent of		Percent of				Percent of
		loan		loan				loan
(Dollars in thousands, unaudited)	Amount	category[2]	Amount	category[2]	Amount	Percent	Amount	category[2]
Land loans[1]	$2,092	5.0%	$5,794	12.5%	$(3,702)	-63.9%	$710	1.4%
Residential construction loans other than two-step loans	47,217	35.4%	36,994	27.2%	10,223	27.6%	2,846	1.8%
Commercial construction loans	2,922	3.3%	2,922	3.2%	-	0.0%	-	0.0%
Total nonaccrual construction and land loans other than two-step loans	$52,231	19.9%	$45,710	16.6%	$6,521	14.3%	$3,556	1.2%

Components of nonaccrual residential construction and
land loans other than two-step loans:
Land loans[1]	$2,092	10.6%	$5,608	23.9%	$(3,516)	-62.7%	$710	2.5%
Site development	34,316	54.2%	27,291	42.2%	7,025	0.0%	620	0.8%
Vertical construction	12,901	18.4%	9,703	13.6%	3,198	33.0%	2,226	2.8%
Total nonaccrual residential construction and land loans
other than two-step loans	$49,309	32.2%	$42,602	26.7%	$6,707	15.7%	$3,556	1.9%

Components of nonaccrual commercial construction and
land loans:
Land loans[1]	-	0.0%	186	0.8%	$(186)	0.0%	-	0.0%
Site development	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Vertical construction	2,922	3.4%	2,922	3.2%	-	0.0%	-	0.0%
Total nonaccrual commercial construction and land loans	$2,922	2.7%	$3,108	2.7%	$(186)	0.0%	$-	0.0%

Components of total nonaccrual construction and land
loans other than two-step loans:
Land loans[1]	$2,092	5.0%	$5,794	12.5%	$(3,702)	-63.9%	$710	1.4%
Site development	34,316	53.7%	27,291	41.8%	7,025	0.0%	620	0.8%
Vertical construction	15,823	10.1%	12,625	7.7%	3,198	25.3%	2,226	1.3%
Total nonaccrual construction and land loans other than two-step loans	$52,231	19.9%	$45,710	16.6%	$6,521	14.3%	$3,556	1.2%

1 Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios.
2 Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     As indicated in the above table and reflecting the difficulties in the housing market, the $52.2 million in nonaccrual construction and land loan balances outside the two-step portfolio were mostly related to the residential category. The residential construction and land loan nonaccrual balance increased from prior periods and represented 32.2% of total such loans at March 31, 2009, with the highest level of nonperforming assets in the site development component.

     The following table shows the components of our accruing construction and land loans outside the two-step portfolio as of the dates shown:

	West Coast Bancorp
	Accruing construction and land loans outside the two-step portfolio
(Dollars in thousands, unaudited)	March 31, 2009		December 31, 2008		March 31, 2008
		Percent of		Percent of		Percent of
	Amount	total loans[2]	Amount	total loans[2]	Amount	total loans[2]
Land loans[1]	$39,391	2.0%	$40,492	2.0%	$49,139	2.2%
Residential construction loans other than two-step loans	86,190	4.3%	99,030	4.8%	154,226	7.0%
Commercial construction loans	84,787	4.2%	89,694	4.3%	94,878	4.3%
Total construction and land loans other than two-step loans	$210,368	10.5%	$229,216	11.1%	$298,243	13.6%

Components of residential construction and land loans other than two-step loans:
Land loans[1]	$17,739	0.9%	$17,887	0.9%	$27,210	1.2%
Site development	28,946	1.4%	37,437	1.8%	75,702	3.4%
Vertical construction	57,244	2.9%	61,593	3.0%	78,524	3.6%
Total residential construction and land loans other than two-step loans	$103,929	5.2%	$116,917	5.7%	$181,436	8.3%

Components of commercial construction and land loans:
Land loans[1]	$21,652	1.1%	$22,605	1.1%	$21,929	1.0%
Site development	607	0.0%	607	0.0%	1,107	0.1%
Vertical construction	84,180	4.2%	89,087	4.3%	93,771	4.3%
Total commercial construction and land loans	$106,439	5.3%	$112,299	5.4%	$116,807	5.3%

Components of total construction and land loans other than two-step loans:
Land loans[1]	$39,391	2.0%	$40,492	2.0%	$49,139	2.2%
Site development	29,553	1.5%	38,044	1.8%	76,809	3.5%
Vertical construction	141,424	7.1%	150,680	7.3%	172,295	7.9%
Total construction and land loans other than two-step loans	$210,368	10.5%	$229,216	11.1%	$298,243	13.6%

1 Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios.
2 Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     At March 31, 2009, there were $210.4 million in accruing construction and land loans. The accruing residential construction and land loans amount to $103.9 million at March 31, 2009, of which the land and site development components represents a relatively modest $ 46.8 million or 2.3% of total loans. There were no accruing two-step loans remaining at March 31, 2009.

Delinquencies - Loans Other Than Two-Step Loans. The following table shows the components of our delinquent construction and land loans outside the two-step portfolio as of the dates shown.

	Delinquent construction and land loans outside the two-step loan portfolio
	March 31, 2009		December 31, 2008		Change		March 31, 2008
		Percent of		Percent of				Percent of
		loan		loan				loan
(Dollars in thousands, unaudited)	Amount	category[2]	Amount	category[2]	Amount	Percent	Amount	category[2]
Land loans[1]	$452	1.1%	$638	1.4%	$(186)	-29.2%	$336	0.7%
Residential construction loans other than two-step loans	3,718	2.8%	698	0.5%	3,020	432.7%	4,557	2.9%
Commercial construction loans	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total 30-89 days past due construction loans other than two-step loans	$4,170	1.6%	$1,336	0.5%	$2,834	212.1%	$4,893	1.6%

Components of 30-89 days past due residential construction
and land loans other than two-step loans:
Land loans[1]	$452	2.3%	$165	0.7%	$287	173.9%	$336	1.2%
Site development	1,090	1.7%	131	0.2%	959	0.0%	2,119	2.8%
Vertical construction	2,628	3.7%	567	0.8%	2,061	363.5%	2,438	3.0%
Total 30-89 days past due residential construction and land
loans other than two-step loans	$4,170	2.7%	$863	0.5%	$3,307	383.2%	$4,893	2.6%

Components of 30-89 days past due commercial construction
and land loans:
Land loans[1]	$-	0.0%	$473	2.1%	$(473)	0.0%	$-	0.0%
Site development	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Vertical construction	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Total 30-89 days past due commercial construction and land loans	$-	0.0%	$473	0.4%	$(473)	0.0%	$-	0.0%

Components of total 30-89 days past due construction and
land loans other than two-step loans:
Land loans[1]	$452	1.1%	$638	1.4%	$(186)	-29.2%	$336	0.7%
Site development	1,090	1.7%	131	0.2%	959	0.0%	2,119	2.7%
Vertical construction	2,628	1.7%	567	0.3%	2,061	363.5%	2,438	1.4%
Total 30-89 days past due construction and land loans other
than two-step loans	$4,170	1.6%	$1,336	0.5%	$2,834	212.1%	$4,893	1.6%

1 Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios.
2 Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     Overall, delinquent construction and land loans outside the two-step portfolio were 1.6% of such loans as of March 31, 2009, up from .5% at December 31, 2008. The majority of the $4.2 million in delinquent loans was concentrated in the site development and vertical construction components of the residential category.

Allowance for Credit Losses and Net Loan Charge-offs – Loans Other Than Two-Step Loans

     Allowance for Credit Losses - Loans Other Than Two-Step Loans. The following table presents information with respect to the change in our allowance for credit losses relating to loans other than two-step loans.

	Three months ended	Three months ended	Three months ended
(Dollars in thousands)	March 31, 2009	December 31, 2008	March 31, 2008
Allowance for credit losses, beginning of period	29,513	32,942	23,838
Provision for credit losses	20,028	11,741	7,945
Loan charge-offs:
Commercial	(1,275)	(3,208)	(623)
Commercial real estate construction	-	(1,422)	-
Residential real estate construction	(5,101)	(5,299)	(295)
Total real estate construction	(5,101)	(6,721)	(295)
Standard mortgages	(1,018)	(1,640)	-
Nonstandard mortgages	(1,929)	(2,495)	-
Home equity	(1,281)	(121)	-
Total real estate mortgage	(4,228)	(4,256)	-
Commercial real estate	(406)	(782)	-
Installment and consumer	(132)	(29)	(74)
Overdraft	(249)	(401)	(302)
Total loan charge-offs	(11,391)	(15,397)	(1,294)
Recoveries:
Commercial	217	122	32
Commercial real estate construction	-	-	-
Residential real estate construction	-	-	-
Total real estate construction	-	-	-
Standard mortgages	3	-	-
Nonstandard mortgages	-	38	-
Home equity	-	2	27
Total real estate mortgage	3	40	27
Commercial real estate	-	-	-
Installment and consumer	22	15	26
Overdraft	71	50	68
Total recoveries	313	227	153
Net loan charge-offs	(11,078)	(15,170)	(1,141)
Allowance for credit losses, end of period	$38,463	$29,513	$30,642

Components of allowance for credit losses
Allowance for loan losses	$37,532	$28,500	$29,611
Reserve for unfunded commitments	931	1,013	1,031
Total allowance for credit losses	$38,463	$29,513	$30,642

Net loan charge-offs to average loans annualized	2.21%	2.88%	0.21%

Allowance for loan losses to total loans	1.90%	1.42%	1.49%
Allowance for credit losses to total loans	1.95%	1.47%	1.55%

     The allowance for credit losses for loans other than two-step loans at March 31, 2009 was $38.5 million, up from $29.5 million at December 31, 2008. The allowance for other than two-step credit losses to total other than two-step loans increased to 1.95% from 1.47% at year end 2008. The drivers of the increase in the allowance for credit losses in the most recent quarter, and thus an increased provision for credit losses for loans other than two-step, were primarily unfavorable risk rating migrations and an increase in the unallocated reserve. These factors were only partly offset by lower loan balances and unused commitments at the end of the first quarter. The unfavorable risk rating migration largely consisted of commercial loans and residential construction loans to builders and developers being moved to higher risk rating categories. At March 31, 2009, the allowance for credit losses for loans other than two-step loans totaled $38.5 million and consisted of a $31.8 million formula allowance, no specific allowance, a $5.8 million unallocated allowance and a $.9 million reserve for unfunded commitments. At December 31, 2008, the total allowance for credit losses for loans other than two-step loans of $29.5 million consisted of a $26.6 million formula allowance, no specific allowance, a $1.9 million unallocated allowance and a $1.0 million reserve for unfunded commitments.

     Net Loan Charge-offs – Loans Other Than Two-Step Loans. The net loan charge-offs in the three months ended March 31, 2009 for loans other than two-step loans were $11.1 million, and largely attributable to the residential real estate construction and mortgage loan categories, down from $15.2 million in the fourth quarter of 2008. The 2009 year to date annualized net loan charge-offs as a percentage of average loans other than two-step loans was 2.21%, a decline from 2.88% in the fourth quarter of 2008.

Two-Step Loan Portfolio

     At March 31, 2009, the outstanding balance of loans originated in the two-step loan program was $23.7 million, down 55% from $53.1 million at December 31, 2008. Over the same period unused commitments in the two-step portfolio fell from $.2 million to zero. No originations of two-step credits have been made since 2007.

     The following table presents trends in the two-step loan balances, unused commitment and total commitments.

(Dollars in thousands)			Two-step total
	Two-step	Two-step	commitments (loan balance
Period ended	loan balance	unused commitments	plus unused commitments)
December 31, 2007	262,952	78,585	341,537
March 31, 2008	211,406	34,201	245,607
June 30, 2008	145,703	12,628	158,331
September 30, 2008	97,894	2,039	99,933
December 31, 2008	53,084	152	53,236
March 31, 2009	23,725	-	23,725

Nonperforming Assets and Delinquencies – Two-Step Loans

     Nonperforming Assets – Two-Step Loans. The following table presents information about nonperforming assets and delinquencies relating to two-step loans at the dates shown.

(Dollars in thousands)	March 31,	December 31,	March 31,
	2009	2008	2008
Non-accruing two-step loans	$23,725	$49,960	$88,784
90 days past due and accruing interest two-step loans	-	-	-
Total nonperforming two-step loans	23,725	49,960	88,784

Other real estate owned two-step	73,319	60,022	5,688
Total nonperforming two-step assets	$97,044	$109,982	$94,472

Delinquent two-step loans 30-89 days past due	$-	$1,242	$14,269

Nonperforming two-step assets to total assets	3.89%	4.37%	3.60%
Delinquent two-step loans to total two-step loans	0.00%	2.34%	6.75%

     Nonperforming two-step assets were $97.0 million at March 31, 2009, down from $110.0 million at December 31, 2008. Such nonperforming assets peaked at $127.7 million at September 30, 2008. At March 31, 2009, total nonperforming two-step assets consisted of $23.7 million in nonaccrual loans and the book value of 296 residential properties carried in OREO in the amount of $73.3 million.

     The following table presents activity in the two-step OREO portfolio and short sales completed for the periods shown.

	Two-step related OREO				Total two-step OREO property
	activity		Two-step short sales		sales and short sales
(Dollars in thousands)	Amount	Number	Amount	Number	Amount	Number
Beginning balance January 1, 2008	$3,255	14
Additions to OREO	2,461	10
Capitalized improvements	246
Valuation adjustments	-
Disposition of OREO properties and short sales	(274)	(1)	(286)	(1)	(560)	(2)
Ending balance March 31, 2008	$5,688	23

Additions to OREO	23,546	87
Capitalized improvements	188
Valuation adjustments	(245)
Disposition of OREO properties and short sales	(2,717)	(9)	(4,368)	(14)	(7,085)	(23)
Ending balance June 30, 2008	$26,460	101

Additions to OREO	24,025	91
Capitalized improvements	175
Valuation adjustments	(1,118)
Disposition of OREO properties and short sales	(4,867)	(19)	(3,200)	(12)	(8,067)	(31)
Ending balance September 30, 2008	$44,675	173

Additions to OREO	25,831	106
Capitalized improvements	710
Valuation adjustments	(2,923)
Disposition of OREO properties and short sales	(8,271)	(28)	(3,594)	(13)	(11,865)	(41)
Ending balance December 31, 2008	$60,022	251

Additions to OREO	20,635	62
Capitalized improvements	668
Valuation adjustments	(4,110)
Disposition of OREO properties and short sales	(3,896)	(17)	$(2,502)	(7)	(6,398)	(24)
Ending balance March 31, 2009	$73,319	296	$(13,950)	(47)

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

     During the first quarter we disposed of 24 two-step properties, 17 of which were OREO sales and 7 were short sales. The combined balance of OREO properties sold and loans associated with short sales was $6.4 million. To date, the majority of the OREO properties were acquired through non-judicial foreclosures, as the borrowers have not shown capacity to support the debt. We anticipate a substantial acceleration in closed sales activity in the second quarter of 2009 from a combination of factors including more properties within the OREO portfolio, seasonal home sales patterns, and attractive mortgage rates. At March 31, 2009, we had 36 OREO sales and short sales pending or approximately twice the number entering the first quarter. However, the recession and growing rate of unemployment are expected to hinder our disposition efforts. We, nonetheless, project that two-step nonperforming loan balances will fall by a larger amount in the second quarter of 2009.

     Delinquencies - Two-Step Loans. Delinquencies in the two-step loan portfolio decreased to zero at March 31, 2009, from $1.2 million at year end 2008 as all such loans are now on nonaccrual status.

Allowance for Credit Losses and Net Loan Charge-offs – Two-Step Loans

     Allowance for Credit Losses - Two-Step Loans. The following table presents information with respect to the change in our allowance for credit losses relating to the two-step loan portfolio.

	Three months ended	Three months ended	Three months ended
(Dollars in thousands)	March 31,	December 31,	March 31,
	2009	2008	2008
Allowance for credit losses two-step loans, beginning of period	$421	$1,502	$31,065
Provision for credit losses two-step loans	3,103	4,776	780

Loan charge-offs two-step loans	(3,675)	(6,176)	(20,099)
Recoveries two-step loans	151	319	66
Net loan charge-offs two-step loans	(3,524)	(5,857)	(20,033)

Total allowance for credit losses two-step loans	$-	$421	$11,812

Components of allowance for credit losses two-step loans
Allowance for loan losses two-step loans	$-	$420	$9,991
Reserve for unfunded commitments two-step loans	-	1	1,821
Total allowance for credit losses two-step loans	$-	$421	$11,812

     The provision for two-step credit losses was $3.1 million year to date 2009. At March 31, 2009, there was no allowance for credit losses associated with the two-step loan portfolio as these collateral dependent loans have all been individually impaired with a corresponding charge-off down to estimated fair market value less sales expense.

     Net Loan Charge-offs – Two-Step Loans. Net charge-offs in the two-step loan portfolio were $3.5 million in the first three months of 2009. Because the nonperforming two-step loan portfolio is declining and all loans have been impaired and written down to the lower of the loan balance and fair value less estimated costs to sell, we expect the quarterly net charge-offs for the two-step portfolio to decline materially as we move through 2009.

Deposits and Borrowings

     The following table summarizes the quarterly average dollar amount in, and the average interest rate paid on, each of the deposit and borrowing categories for the first quarters of 2009 and 2008.

	First Quarter 2009			First Quarter 2008
	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate
(Dollars in thousands)	Balance	of total	Paid	Balance	of total	Paid
Demand deposits	$469,667	23.7%	-	$464,088	22.5%	-
Interest bearing demand	265,383	13.4%	0.28%	290,337	14.1%	1.03%
Savings	82,628	4.2%	0.94%	68,649	3.3%	0.50%
Money market	594,108	30.0%	1.50%	662,508	32.1%	2.76%
Time deposits	570,049	28.7%	2.78%	579,157	28.0%	4.33%
Total deposits	1,981,835	100%	1.74%	2,064,739	100%	3.05%

Short-term borrowings	139,402		1.50%	146,148		3.78%
Long-term borrowings(1)	150,004		4.00%	138,991		5.06%
Total borrowings	289,406		2.79%	285,139		4.40%

Total deposits and borrowings	$2,271,241		1.91%	$2,349,878		3.14%

(1) Long-term borrowings include junior subordinated debentures.

     First quarter 2009 average total deposits decreased 4% or $82.9 million from first quarter 2008. Our deposit mix remained fairly consistent with the same quarter in 2008, with a slight increase in the important noninterest bearing demand category. We experienced year-over-year declines in interest bearing demand, money market and time deposits that were only partially offset by an increase in savings deposits. The average rate paid on deposits in the first quarter of 2009 declined 1.31% from the first quarter of 2008 primarily due to lower market interest rates. Whether we will be successful maintaining and growing our low cost deposit base will depend on various factors, including deposit pricing, client behavior, regulatory limitations, and our success in competing for deposits in uncertain economic and market conditions.

     The time deposits category includes certificates of deposit, as well as brokered deposits, which include both wholesale brokered deposits and deposits arising out of the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”) network that are treated as brokered deposits for regulatory purposes. The CDARS network uses a deposit matching program to match CDARS deposits in other participating banks, dollar for dollar, enabling participating institutions to make additional FDIC coverage available to customers. At March 31, 2009, brokered deposits totaled $107.7 million or 5% of period end deposits, of which $56.4 million were CDARS deposits and $51.3 million were wholesale brokered deposits. The majority of our CDARS deposits are associated with customers who have a prior banking relationship with the Bank beyond the CDARS product. At March 31, 2008, the combined balance of brokered deposits totaled $11.3 million or .5% of period end deposits. Due to regulatory limitations, the Bank may not be able to utilize brokered deposits, including CDARS deposits, and it is subject to certain limitations on the rates it can pay on deposits.

     During the first quarter of 2009, the Company raised $51 million in wholesale brokered deposits at attractive rates and maturities. The chief reason for this was to purchase additional investment securities that would be available to be pledged as security to satisfy the pledging requirement for Washington state uninsured public deposits, which is expected to be increased to a minimum of 100% of such deposits on July 1, 2009, from the 10% requirement now in place. Pledging requirements for uninsured public deposits in Oregon are also expected to increase to as much as 110%. There can be no assurance that the Bank will be in a position to meet these requirements and any failure to do so would lead to the withdrawal of such deposits from the Bank. Pledging requirements for various sources of funding may also increase if our financial condition worsens.

     While the average borrowings amounts from the Federal Home Loan Bank (“FHLB”) and the Federal Reserve Bank (“FRB”) remained substantially unchanged in the quarter ended March 31, 2009 compared to the same period last year, we extended the maturities of our FHLB borrowings during the most recent quarter. Such borrowings were competitively priced relative to interest bearing deposits, including certificates of deposit.

     Our deposit and borrowing cost decreased 1.23% since the first quarter of 2008, primarily reflecting the decline in market interest rates over the past year. The future funding mix will depend on and be affected by funding needs, customer demand, regulatory or government actions, the level of pledging required to support public deposits, the level of FDIC insurance available to customers and the relative cost and availability of other funding sources including CDARS, wholesale brokered deposits, internet deposits, FHLB borrowings and other government lending or investment programs. Any failure to remain "well-capitalized" would be expected to have a material adverse effect on our ability to access certain funding sources.

     The balance at March 31, 2009 of junior subordinated debentures issued in connection with our prior issuances of pooled trust preferred securities was $51 million, unchanged from March 31, 2008. For additional detail regarding Bancorp’s outstanding debentures, see Note 10 in the financial statements included under Item 1 of this report and our 2008 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Funds.” Trust preferred securities are not expected to be a near-term funding source.

Capital Resources

     The following table summarizes the consolidated risk based capital ratios of Bancorp and the Bank at March 31, 2009, and December 31, 2008.

	March 31, 2009				December 31, 2008
			Amount	Minimum			Amount	Minimum
			Required For	percent			Required For	percent
			Well	required for			Well	required for
			Capitalized	Well			Capitalized	Well
(Dollars in thousands)	Actual Amount	Ratio	Status	Capitalized	Actual Amount	Ratio	Status	Capitalized
Tier 1 capital
Common stockholders' equity	$174,559				$198,187
Qualifying capital securities	51,000				51,000
Less: Goodwill and intangibles	895				14,054
Other adjustments	3,822				1,468
West Coast Bancorp total tier 1 capital	$228,486	9.72%	$141,064	6%	$236,601	9.96%	$142,523	6%

Common stockholders' equity	$218,471				$241,701
Qualifying capital securities	-				-		`
Less: Goodwill and intangibles	895				14,054
Other adjustments	3,862				1,519
West Coast Bank total tier 1 capital	$221,438	9.43%	$140,961	6%	$229,166	9.66%	$142,367	6%

Tier 2 capital
Allowance for credit losses allowed	$29,500				$29,695
West Coast Bancorp total tier 2 capital	$29,500				$29,695

Allowance for credit losses allowed	$29,479				$29,663
West Coast Bank total tier 2 capital	$29,479				$29,663

Total capital
West Coast Bancorp	$257,986	10.97%	$235,107	10%	$266,296	11.21%	$237,538	10%
West Coast Bank	250,917	10.68%	234,934	10%	258,829	10.91%	237,278	10%

Leverage ratio
West Coast Bancorp	$228,486	9.19%	$124,249	5%	$236,601	9.46%	$125,058	5%
West Coast Bank	221,438	8.92%	124,084	5%	229,166	9.17%	124,910	5%

Risk weighted assets
Risk weighted assets on balance sheet	$2,217,361				$2,233,791
Risk weighted assets off balance sheet exposure	143,564				155,877
Less: Goodwill and intangibles	895				14,054
Less: Disallowed allowance for loan losses	8,963				239
Other adjustments	-				-
West Coast Bancorp risk weighted assets	$2,351,067				$2,375,375

Risk weighted assets on balance sheet	$2,215,658				$2,231,228
Risk weighted assets off balance sheet exposure	143,564				155,877
Less: Goodwill and intangibles	895				14,054
Less: Disallowed allowance for loan losses	8,984				271
Other adjustments	-				-
West Coast Bank total risk weighted assets	$2,349,343				$2,372,780

Average total assets
West Coast Bancorp	$2,484,984				$2,501,151
West Coast Bank	2,481,686				2,498,199

     The FRB and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may also establish higher minimum requirements for particular institutions if, for example, an institution has previously or is currently receiving special attention or is perceived to have a high susceptibility to credit, interest rate or other risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 6%, and a ratio of total capital to total risk-weighted assets of 10% or greater to be considered well capitalized. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 5% to be considered well capitalized. As of March 31, 2009, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines. Any failure to remain well-capitalized would result in regulatory restrictions, potentially including the issuance of a regulatory order or other formal or informal action by the FDIC.

     Bancorp’s stockholders' equity was $175 million at March 31, 2009, down from $198 million at December 31, 2008. The total capital ratio at the Bank was 10.68% at March 31, 2009 a decrease from 10.91% at December 31, 2008, while Bank Tier 1 capital decreased from 9.66% to 9.43% over the same period. The Company’s capital ratios decreased at March 31, 2009 from year end 2008 because the reduction in the Company’s risk weighted assets during the first quarter was not sufficient to offset the negative impact of the first quarter operating loss. The Company expects risk weighted assets to continue to decline for the remainder of 2009, primarily as a result of declining loan balances. Whether this decline will result in increases in our capital ratios will depend on the Company’s earnings and other factors.

     The Company closely monitors and manages its capital position. During the third quarter of 2008, the Company reduced its quarterly cash dividend to shareholders to $.01 per share as part of its efforts to preserve capital. The Company has also attempted to preserve capital by slowing new loan commitments and participating out additional loans. The Company may also sell assets, including loans, further reduce interest expense, and eliminate the quarterly cash dividend all together in an effort to further preserve its capital. The degree to which and the duration of time during which the Company will take steps to preserve and may seek to increase its capital will depend on various factors including general economic and real estate market conditions in our service areas, regulatory considerations, the level of consumer confidence in our institution and the banking sector generally and our ability to manage and limit the adverse effects of losses and expenses related to impaired loans and OREO properties.

     Bancorp may also take steps to raise additional capital. To do so, Bancorp may offer and issue stock or hybrid equity or debt instruments, including convertible preferred stock or subordinated debt. Any equity or debt financing, if available at all, may not be available on terms that are favorable to current shareholders or even acceptable to the Company. New financing, if it is available, would likely be dilutive to existing shareholders.

     The risk based capital ratios of Bancorp include $51 million of trust preferred securities that qualify as Tier 1 capital at March 31, 2009, under guidance issued by the Board of Governors of the Federal Reserve System. Bancorp expects to continue to rely on common equity and trust preferred securities to remain well capitalized, although it does not expect to issue additional trust preferred securities in the near future due to current market conditions.

Liquidity and Sources of Funds

     The Bank’s sources of funds include customer deposits, advances from the FHLB, maturities of investment securities, sales of "Available for Sale" securities, loan and OREO sales, loan repayments, net income, if any, loans taken out at the Federal Reserve discount window, and the use of Federal Funds markets. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows, loan and OREO sales and unscheduled loan prepayments are not. Deposit inflows, loan and OREO sales, and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, market and general economic conditions and other factors. In addition, government programs, such as the FDIC’s Transaction Account Guarantee Program (one of the two primary components of the TLGP), may influence deposit behaviors.

     Deposits are our primary source of new funds. Over the past 12 months our loan to deposit ratio declined from 105% to 97% at March 31, 2009. This was a result of loans declining $196 million and deposits remaining relatively flat. Consequently we were able to reduce our FHLB borrowings thereby increasing our available borrowing capacity. We also grew our investment portfolio over the same time period. Brokered deposits, including both CDARS and wholesale brokered deposits, increased in the first quarter of 2009 over the same period in 2008. Brokered deposits are not expected to be a source of additional liquidity for the Bank in the foreseeable future. For additional detail regarding deposits, see the discussion under the subheading “Deposits and Borrowings” above.

     At March 31, 2009, the Bank had outstanding borrowings of $201 million, against its $502 million in established borrowing capacity with the FHLB, as compared to $223 million at December 31, 2009. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The Bank also had Federal Funds line of credit agreements with correspondent financial institutions of $25 million at March 31, 2009, of which none was outstanding at March 31, 2009 and December 31, 2008. The use of such Federal Funds lines is subject to certain conditions. Additionally, at March 31, 2008, the Bank had an available discount window credit line with the FRB of approximately $130 million with no balance outstanding at either March 31, 2009 or December 31, 2008. As with the other lines, the FRB line is subject to collateral requirements and each is subject to prior FRB consent.

     The holding company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the holding company’s liquidity comes from dividends declared and paid by the Bank and, to a lesser extent, proceeds from the sale of trust preferred securities. In addition, the holding company may receive cash from the exercise of options. There are statutory and regulatory restrictions that limit the ability of the Bank to pay dividends to the holding company. As of March 31, 2009, the holding company did not have any borrowing arrangements of its own.

     Management expects to continue to primarily rely on customer deposits, advances from the FHLB, cash flow from investment securities, and sales of “Available for Sale” securities, as its most important source of liquidity. In addition, the Bank may obtain additional liquidity from loan and OREO sales, loan repayments, net income, Federal Funds markets, the Federal Reserve discount window and other borrowings. Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the financial services industry, regulatory changes, interest rates available on other investments, changes in consumer confidence in depository institutions, general economic conditions, competition, customer management of cash resources and other factors. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities, duration, or repricing intervals of assets. The sources of such funds may include, but are not limited to, Federal Funds purchased, reverse repurchase agreements and borrowings from the FHLB. One or more of these sources may be limited if we fail to maintain our status as a "well-capitalized" institution.

     See also Part II, Item I.A. “Risk Factors.”

Off-Balance Sheet Arrangements

     The Company’s primary off-balance sheet arrangements consist of commitments to make loans and extend credit. The follow table summarizes the Bank’s off balance sheet unfunded commitments as of the dates displayed.

	Contract or	Contract or
	Notional Amount	Notional Amount
(Dollars in thousands)	March 31, 2009	December 31, 2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$324,468	$348,428
Real estate construction
Two-step loans	-	152
Other than two-step loans	33,775	52,845
Total real estate construction	33,775	52,997
Real estate mortgage
Standard mortgage	7,395	2,251
Non-standard mortgage	-	-
Home equity line of credit	180,885	190,122
Total real estate mortgage loans	188,280	192,373
Commercial real estate	15,933	18,916
Installment and consumer	14,788	15,779
Other [1]	9,294	8,251
Standby letters of credit and financial guarantees	12,901	14,030
Account overdraft protection instruments	75,321	59,175
Total	$674,760	$709,949

1 The category “other” represents commitments extended to clients or borrowers that have not yet been fully executed. While we believe these commitments to be binding, they are not yet classified nor have they been placed into our loan system.

     The Bank’s unfunded commitments to make loans decreased $35 million, or 5%, since December 31, 2008, primarily as a result of the $19 million, or 36%, decline in unused commitments in its real estate construction portfolio and a $3 million, or 16%, decline in the commercial portfolio. The reduction in unused commitments in real estate construction was attributed to run off associated with the discontinued two-step program and restricting new originations in the other than two-step residential construction portfolio. Loan commitments that extend for a period longer than one year qualify as risk weighted assets and impact our risk based capital ratios. By decreasing the volume of loan commitments extended longer than one year risk weighted assets decline and, all else equal, the Bank and Bancorp’s regulatory capital ratios improve. In the first quarter of 2009, we increased our off-balance sheet commitments related to our account overdraft protection plans by $16.1 million. These account overdraft protection instruments can be revoked at any time and therefore are not included in the calculation of the Company’s risk weighted assets for risk based capital purposes.

     For a further discussion of off-balance sheet arrangements, see Note 23, “Financial Instruments with Off-Balance Sheet Risk.” in our 2008 10-K financial statements. Consistent with our current efforts to prudently manage capital, we have taken steps to reduce our risk weighted assets.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change in the market risks disclosure under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2008 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported on a timely basis. Our management has evaluated, with the participation and under the supervision of our chief executive officer (“CEO”) and chief financial officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated an communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     No change in the Company’s internal control over financial reporting occurred during our first quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     None applicable.

Item 1A. Risk Factors

     The following are risks that management believes are specific and material to our business. These risk factors should not be viewed as an all inclusive list or in any particular order. See “Item 1A. Risk Factors” of our 2008 10-K for additional risks that may affect our business and are not repeated in this report.

Future loan losses may exceed our allowance for loan losses.

     We are subject to credit risk, which is the risk that borrowers will fail to repay loans in accordance with their terms. An extended recession or further weakening of the economy or a specific industry sector or a rapid change in interest rates could adversely affect our borrowers’ ability to repay loans. A sustained weakness in the relevant real estate markets could further adversely affect the value of the collateral for many of our loans. Developments of this nature could result in losses in excess of our allowance for credit losses. In addition, to the extent that loan payments from borrowers are not timely, the loans will be placed on nonaccrual status, thereby lowering earning assets balances, reducing future interest income, and, in certain circumstances, requiring reversal of previously accrued interest income.

     We maintain an allowance for loan losses that represents management’s best estimate, as of a particular date, of the probable amount of loan receivables that the Bank will be unable to collect. When available information confirms that specific loans or portions of loans are uncollectible, those amounts are charged off against the allowance for loan losses. Our management establishes the allowance for loan losses based on a continual evaluation of lending concentrations, specific credit risks, changes in risk ratings, past loan loss experience, loan portfolio and collateral quality, and relevant economic, political, and regulatory conditions. Adverse changes in any of these or other factors that management considers relevant may result in an increase in the allowance for loan losses, which would require additional provision for credit losses. In addition, federal and state banking regulators periodically review our loan portfolio, including, without limitation, the allowance for loan losses and may require that the Bank increase the allowance or recognize loan charge-offs. Any additional provision for loan losses to increase the allowance for loan losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations. For more information on this topic, see “Allowance for Credit Losses and Net Loan Charge-offs” and related disclosures in Part 1, Item 2 of this report above, as well as the disclosure relating to our critical accounting policies included in our 2008 10-K.

Bancorp may need to raise additional capital in the future to enhance or maintain desired levels of capital, improve capital ratios, or increase liquidity available for operations.

     Bancorp may need to seek additional capital and such capital may not be available to it. In the event Bancorp desires to raise additional capital, any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financings, dilution to Bancorp’s shareholders could result and securities issued in any financing transaction may have rights, preferences and privileges that are senior to those of Bancorp’s current shareholders. Under Bancorp’s articles of incorporation, it may issue preferred equity with senior terms without first obtaining shareholder approval. Debt financing may include covenants that restrict Bancorp’s operations and interest charges would detract from future earnings. In the event additional capital is unavailable on acceptable terms we may instead take additional steps to preserve capital, including further slowing of lending activities and new loan commitments, offers to sell certain assets, increasing loan participations or eliminating our cash dividend to shareholders. During the third quarter of 2008, we reduced our cash dividend to $.01 per share as part of our efforts to preserve capital.

Home values may continue to decrease leading to additional and greater than anticipated loan charge-offs and valuation write downs and losses on sales of our other real estate owned (“OREO”) properties.

     We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. During 2008 and continuing into the first quarter of 2009, we have acquired a significant amount of OREO relating to loans originated in the two-step loan portfolio (“two-step loans”) and, to a lesser extent, other loan portfolios. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties and, in certain cases, complete construction of structures prior to sale. We expect that our earnings in 2009 will be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Additional decreases in market prices will lead to OREO write downs and losses on sale, with a corresponding expense in our income statement. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it. Further property write downs could have a material adverse effect on our financial condition and results of operations. We currently have $128.3 million in nonaccrual loans and $87.2 million of OREO properties.

We face liquidity risks in the operation of our business.

     Liquidity is crucial to the operation of Bancorp and the Bank. Liquidity risk is the potential that we will be unable to fund increases in assets or meet payment obligations, including obligations to depositors, as they become due because of an inability to obtain adequate funding or liquidate assets. For example, funding illiquidity may arise if we are unable to attract core deposits, if we are limited in the types of deposits we can accept, if existing depositors withdraw their deposits, or we are unable to renew at acceptable terms long-term borrowings or short-term borrowings from the overnight inter-bank market, the Federal Home Loan Bank System, brokered deposits, or the Federal Reserve discount window. Illiquidity may also arise if our regulatory capital levels decrease, our lenders require additional collateral to secure our repayment obligations, or a large amount of our deposits are withdrawn. We may also experience illiquidity due to unexpected cash outflows on committed lines of credit or financial guarantees or due to unexpected events. The increasingly competitive retail deposit environment increases liquidity risk (and increases our cost of funds) as increasingly sophisticated depositors move funds more frequently in search of higher rates or better opportunities. Regulatory limitations may limit our ability to utilize brokered deposits, which would further strain our liquidity. The holding company’s liquidity may be further negatively affected by regulatory or statutory restrictions on payment of cash dividends by the Bank. We monitor our liquidity risk, including, without limitation, through contingency planning and stress testing. We also seek to avoid over concentration of funding sources and maturities and to establish and maintain back-up funding facilities that we can draw down if normal funding sources become unavailable. If we fail to control our liquidity risks, there may be materially adverse effects on our results of operations and financial condition.

We operate in a heavily regulated industry with broad discretion given to our regulators. Any failure to comply with regulations and restrictions applicable to us could lead to restrictions on our operations and/or regulatory sanctions.

     We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the Oregon Division of Finance and Corporate Securities, the FDIC, and the Federal Reserve Board. As part of that regulation, we are subject to operating restrictions that may, among other things, prevent payment of dividends by the Company or the Bank, limit the rates we pay on deposits, limit our use of brokered deposits, including deposits obtained through our participation in the CDARS network, result in restrictions on access to other sources of liquidity, or restrict changes in our balance sheet. We must also meet regulatory capital requirements that are applicable to the Company and the Bank. Any failure or inability to meet these capital requirements would result in various mandatory supervisory actions and additional regulatory restrictions and could lead to regulatory sanctions and limitations on our access to certain sources of liquidity for the Bank. Accordingly, any such failure to comply with capital requirements or other regulations could have a material adverse effect on our financial condition and results of operations. At March 31, 2009, we exceeded regulatory benchmarks for “well-capitalized” institutions. There can be no assurance that the Company and the Bank will continue to do so.

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

     Financial institutions are interrelated as a result of trading, clearing, correspondent banking, counterparty, and other relationships and because of regulatory factors. Bancorp enters into transactions with financial services companies, including commercial banks and correspondent banks. Many of these transactions expose Bancorp and the Bank to credit and bankruptcy risk in the event of a default or bankruptcy by a counter party. The Bank may also be negatively impacted by the failure of other banks. For example, as a depository of uninsured public funds, the Bank will be assessed, and the Bank is statutorily obligated to pay, a pro rata share of the losses of uninsured public funds held at a failed public depository in Oregon or Washington. In addition, assessments the Bank pays to the FDIC and others, including deposit insurance premiums, will increase even further in the event of bank failures or other adverse events affecting the banking system generally or the Bank in particular.

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

     Due to existing conditions in housing markets in the areas in which we operate and other factors, we project that our construction loan originations will be materially constrained throughout 2009. This will reduce interest income and fees generated from this part of our business. We expect that it will be difficult to find new revenue sources in the near term to offset expected declines in our interest income. While we have implemented noninterest expense reductions in light of the unfavorable environment, we do not expect these expense reductions to completely offset revenue declines, at least in the near term, particularly in light of our increased OREO expenses and expected increase in FDIC insurance premium rates.

The value of securities in our investment securities portfolio may be negatively affected by disruptions in the market for these securities.

     In addition to interest rate risk typically associated with an investment portfolio, the market for certain investment securities held within our investment portfolio has over the past year become much less liquid. This coupled with uncertainly surrounding the credit risk associated with the underlying collateral has caused material discrepancies in valuation estimates obtained from third parties. We value some of our investments using internally developed cash flow and valuation models, which include certain subjective estimates which we believe, are reflective of the estimates a purchaser of such securities would use if such a transaction were to occur. The volatile market may affect the value of these securities, such as through reduced valuations due to the perception of heightened credit and liquidity risks, in addition to interest rate risk typically associated with these securities. There can be no assurance that the declines in market value associated with these disruptions will not result in impairments of these assets, which would lead to accounting charges that could have a material adverse effect on our results of operation, financial condition, and capital ratios. For additional discussion of our investment securities, see Notes 3 and 12 of the notes to our consolidated financial statements included in Part 1, Item 1 of this report.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2009:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased (1)	per Share	(2)	Under the Plans or Programs
1/1/09 - 1/31/09	21	$3.36	-	1,051,821
2/1/09 - 2/28/09	233	$1.72	-	1,051,821
3/1/09 - 3/31/09	-	$0.00	-	1,051,821
Total for quarter	254		-

(1)	Shares repurchased by Bancorp during the quarter include shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 21 shares, 233 shares, and 0 shares, respectively, for the periods indicated. There were no shares repurchased in the periods indicated pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in note 2 below.

(2)	Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, by 1.0 million shares in April 2004, and by 1.0 million shares in September 2007 for a total authorized repurchase amount as of March 31, 2009, of approximately 4.9 million shares.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Submission of Matters to a Vote of Security Holders

Bancorp held its Annual Meeting of Shareholders on April 29, 2009. Below is a brief description of matters considered and voted on by shareholders and the number of votes cast for, against or withheld on such matters.

1.     Electing nine directors to serve for one-year terms.

Director	Votes for	Votes withheld
Lloyd D. Ankeny	11,968,494	476,836
Michael J. Bragg	12,072,477	372,853
Duane C. McDougall	11,961,529	483,801
Steven J. Oliva	12,090,183	355,147
Steven N. Spence	11,999,644	445,686
Robert D. Sznewajs	11,990,565	454,765
David J. Truitt	12,121,832	323,498
Nancy A. Wilgenbusch	11,996,492	448,838

2.     Amendments to the 2002 Stock Incentive Plan.

Votes for	Votes against	Abstentions
7,553,835	569,027	264,658

3. Ratification of the appointment of Deloitte & Touche LLP as our independent registered public accounting firm for 2009.

Votes for	Votes against	Abstentions
12,226,137	113,082	106,109

Item 5. Other Information

     None

Item 6. Exhibits

Exhibit No.	Exhibit
31.1	Certification of CEO under Rule 13(a) – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13(a) – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST COAST BANCORP
(Registrant)

Dated: May 11, 2009	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and Chief Executive Officer

Dated: May 11, 2009	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer