Form 10-Q
period 2009-06-30
WEST COAST BANCORP /NEW/OR/
filed 2009-08-07
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2009

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

Common Stock, no par value: 15,658,796 shares outstanding as of July 31, 2009

WEST COAST BANCORP
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	June 30,	December 31,
(Dollars and shares in thousands)	2009	2008
ASSETS

Cash and cash equivalents:
Cash and due from banks	$49,181	$58,046
Federal funds sold	6,643	6,682
Interest-bearing deposits in other banks	92,458	50
Total cash and cash equivalents	148,282	64,778
Trading securities	608	1,546
Investment securities available for sale, at fair value
(amortized cost: $375,672 and $201,150, respectively)	369,914	198,515
Federal Home Loan Bank stock, held at cost	12,148	10,843
Loans held for sale	3,381	2,860
Loans	1,917,028	2,064,796
Allowance for loan losses	(37,700)	(28,920)
Loans, net	1,879,328	2,035,876
Premises and equipment, net	31,833	33,127
Other real estate owned, net	83,830	70,110
Goodwill	-	13,059
Core deposit intangible, net	796	995
Bank owned life insurance	23,940	23,525
Other assets	59,423	60,906
Total assets	$2,613,483	$2,516,140

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand	$483,397	$478,292
Savings and interest bearing demand	396,100	346,206
Money market	606,349	615,588
Time deposits	623,521	584,293
Total deposits	2,109,367	2,024,379
Short-term borrowings	-	132,000
Long-term borrowings	263,299	91,059
Junior subordinated debentures	51,000	51,000
Reserve for unfunded commitments	869	1,014
Other liabilities	20,282	18,501
Total liabilities	2,444,817	2,317,953

Commitments and contingent liabilities (Note 8)

Stockholders' equity:
Preferred stock: no par value, 10,000 shares authorized;
none issued and outstanding	-	-
Common stock: no par value, 50,000 shares authorized;
issued and outstanding: 15,660 in 2009 and 15,696 in 2008	92,917	92,245
Retained earnings	79,224	107,542
Accumulated other comprehensive loss	(3,475)	(1,600)
Total stockholders' equity	168,666	198,187
Total liabilities and stockholders' equity	$2,613,483	$2,516,140

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share amounts)	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$26,247	$32,826	$52,364	$67,899
Interest on taxable investment securities	1,893	1,945	3,600	4,207
Interest on nontaxable investment securities	679	834	1,450	1,670
Interest on deposits in other banks	49	20	61	32
Interest on federal funds sold	1	120	2	249
Total interest income	28,869	35,745	57,477	74,057

INTEREST EXPENSE:
Savings, interest bearing demand deposits and money market	2,447	3,782	5,027	9,155
Time deposits	3,912	5,282	7,817	11,522
Short-term borrowings	173	1,250	687	2,623
Long-term borrowings	1,728	1,098	2,718	2,052
Junior subordinated debentures	395	620	884	1,415
Total interest expense	8,655	12,032	17,133	26,767
Net interest income	20,214	23,713	40,344	47,290
Provision for credit losses	11,393	6,000	34,524	14,725
Net interest income after provision for credit losses	8,821	17,713	5,820	32,565

NONINTEREST INCOME:
Service charges on deposit accounts	4,133	3,883	7,938	7,518
Payment systems related revenue	2,359	2,340	4,496	4,471
Trust and investment services revenue	971	1,534	1,890	3,119
Gains on sales of loans	756	769	1,099	1,629
Other real estate owned valuation adjustments and loss on sales	(3,683)	(274)	(8,487)	(263)
Other noninterest income	787	599	2,729	1,998
Other-than-temporary impairment losses	-	-	(192)	-
Gains on sales of securities	635	187	833	777
Total noninterest income	5,958	9,038	10,306	19,249

NONINTEREST EXPENSE:
Salaries and employee benefits	11,267	12,645	22,462	25,000
Equipment	1,850	1,765	3,742	3,516
Occupancy	2,295	2,297	4,661	4,672
Payment systems related expense	998	892	1,917	1,735
Professional fees	1,371	948	2,298	1,748
Postage, printing and office supplies	826	1,000	1,621	1,966
Marketing	696	1,006	1,326	1,801
Communications	404	427	797	829
Goodwill impairment	-	-	13,059	-
Other noninterest expense	5,537	2,366	8,735	4,300
Total noninterest expense	25,244	23,346	60,618	45,567

INCOME (LOSS) BEFORE INCOME TAXES	(10,465)	3,405	(44,492)	6,247
PROVISION (BENEFIT) FOR INCOME TAXES	(4,126)	721	(14,554)	1,563
NET INCOME (LOSS)	$(6,339)	$2,684	$(29,938)	$4,684

Basic earnings (loss) per share	$(0.41)	$0.17	$(1.91)	$0.30
Diluted earnings (loss) per share	$(0.41)	$0.17	$(1.91)	$0.30
Weighted average common shares	15,522	15,467	15,504	15,456
Weighted average diluted shares	15,522	15,540	15,504	15,572

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months ended
	June 30,
(Dollars in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(29,938)	$4,684
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	2,587	2,185
Amortization of tax credits	660	626
Deferred income tax benefit	(4,213)	(6,682)
Amortization of intangibles	199	238
Provision for credit losses	34,524	14,725
Goodwill impairment	13,059	-
Decrease in accrued interest receivable	254	3,924
Decrease in other assets	4,830	3,882
Loss on impairment of securities	192	-
Gains on sales of securities	(833)	(777)
Net loss (gain) on disposal of premises and equipment	10	(6)
Other real estate owned valuation adjustments and loss on sales	8,487	263
Gains on sale of loans	(1,099)	(1,629)
Origination of loans held for sale	(47,195)	(36,895)
Proceeds from sales of loans held for sale	47,773	37,345
Increase (decrease) in interest payable	81	(546)
Increase (decrease) in other liabilities	1,430	(15,871)
Increase in cash surrender value of bank owned life insurance	(415)	(445)
Stock based compensation expense	901	1,101
Excess tax deficiency associated with stock plans	(242)	-
Decrease in trading securities	938	320
Net cash provided by operating activities	31,990	6,442

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	24,466	20,812
Proceeds from sales of available for sale securities	36,189	30,898
Purchase of available for sale securities	(231,591)	(31,678)
Purchase of Federal Home Loan Bank stock	(1,305)	(4,287)
Investments in tax credits	(9)	(430)
Loans made to customers less (greater) than principal collected on loans	83,114	(34,566)
Proceeds from the sale of other real estate owned	18,542	3,185
Capital expenditures on other real estate owned	(1,714)	(462)
Capital expenditures on premises and equipment	(1,104)	(1,958)
Net cash used by investing activities	(73,412)	(18,486)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings and interest
bearing transaction accounts	45,760	(627)
Net increase (decrease) in time deposits	39,228	(15,955)
Proceeds from issuance of short-term borrowings	347,600	1,403,499
Repayment of short-term borrowings	(479,600)	(1,414,299)
Proceeds from issuance of long-term borrowings	192,240	32,078
Repayment of long-term borrowings	(20,000)	-
Activity in common stock of deferred compensation plans	35	9
Redemption of stock pursuant to stock plans	(22)	(462)
Cash dividends paid	(315)	(4,234)
Net cash provided by financing activities	124,926	9

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	83,504	(12,035)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,778	113,802
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$148,282	$101,767

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
(Shares and Dollars in thousands)	Common Stock		Retained	Comprehensive
	Shares	Amount	Earnings	loss	Total
BALANCE, January 1, 2008	15,593	$89,882	$118,792	$(433)	$208,241

Comprehensive loss:
Net loss	-	-	(6,313)	-	$(6,313)
Other comprehensive loss, net of tax:
Net unrealized investment loss	-	-	-	(1,167)	(1,167)
Other comprehensive loss, net of tax	-	-	-	-	(1,167)
Comprehensive loss	-	-	-	-	$(7,480)
Cash dividends, $.29 per common share	-	-	(4,550)	-	(4,550)

Issuance of common stock-stock options	2	25	-	-	25
Redemption of stock pursuant to stock plans	(20)	(190)	-	-	(190)
Activity in deferred compensation plan	(7)	(50)	-	-	(50)
Issuance of common stock-restricted stock	128	-	-	-	-
Stock based compensation expense	-	2,865	-	-	2,865
Tax adjustment associated with stock plans	-	(287)	-	-	(287)
Post retirement benefit adjustment	-	-	(387)	-	(387)
BALANCE, December 31, 2008	15,696	$92,245	$107,542	$(1,600)	$198,187

Comprehensive loss:
Net loss	-	-	(29,938)	-	$(29,938)
Other comprehensive income, net of tax:
Net unrealized investment gain	-	-	-	60	60
Other comprehensive income, net of tax	-	-	-	-	60
Comprehensive loss	-	-	-	-	$(29,878)
Cumulative effect of adopting FSP FAS 115-2	-	-	1,935	(1,935)	-
Cash dividends, $.02 per common share	-	-	(315)	-	(315)
Issuance of common stock-stock options	-	-	-	-	-
Redemption of stock pursuant to stock plans	(11)	(22)	-	-	(22)
Activity in deferred compensation plan	(25)	35	-	-	35
Issuance of common stock-restricted stock	-	-	-	-	-
Stock based compensation expense	-	901	-	-	901
Tax adjustment associated with stock plans	-	(242)	-	-	(242)
BALANCE, June 30, 2009	15,660	$92,917	$79,224	$(3,475)	$168,666

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations and cash flows for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or other future periods. For the purpose of preparing financial statements, management has evaluated subsequent events through the date which the Company’s financial statements were issued, August 7, 2009.

     Reclassifications. Other real estate owned (“OREO”) related activity has been reclassified in prior periods of the consolidated statements of income (loss) to conform to the current presentation of OREO.

     Restatements. In the consolidated statements of cash flows, proceeds from issuance of (repayments of) short-term borrowings within cash flows from financing activities had previously been presented on a net basis, rather than on a gross basis in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 95, “Statement of Cash Flows”. This restatement does not affect the Company’s consolidated balance sheets or statements of income (loss). Accordingly, the Company’s historical net income (loss), earnings (loss) per share, total assets, and cash and cash equivalents remain unchanged.

     Supplemental cash flow information. The following table presents supplemental cash flow information for the six months ended June 30, 2009 and 2008.

(Dollars in thousands)	Six months ended
	June 30,
	2009	2008
Supplemental cash flow information:
Cash paid (received) in the period for:
Interest	$17,052	$27,313
Income taxes	$(13,906)	$4,385
Noncash investing and financing activities:
Change in unrealized gain (loss) on available
for sale securities, net of tax	$60	$(3,444)
Dividends declared and accrued in other liabilities	$157	$2,124
OREO and premises and equipment expenditures
accrued in other liabilities	$153	$138
Transfer of loans to OREO	$38,910	$27,600

1. BASIS OF PRESENTATION (continued)

     New accounting pronouncements.

     In June 2008, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) Emerging Issues Task Force (“EITF”) 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities.” This FSP requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share.” The adoption of FSP EITF 03-6-1 did not have a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows. See Note 7 for additional detail on earnings (loss) per share.

     In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2 “Recognition and Presentation of Other-Than-Temporary Impairments.” This FSP is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment (“OTTI”) event and to more effectively communicate when an OTTI event has occurred. This FSP applies to debt securities and requires that the total OTTI be presented in the statement of income (loss) with an offset for the amount of impairment that is recognized in other comprehensive income (loss), which is the noncredit component. Noncredit component losses are to be recorded in other comprehensive income (loss) if an investor can assess that (a) it does not have the intent to sell or (b) it is not more likely than not that it will have to sell the security prior to its anticipated recovery. The FSP is effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The FSP will be applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it is adopted. An entity early adopting this FSP must also early adopt FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (FSP FAS 157-4”). The Company early adopted FSP FAS 115-2 and FAS 124-2 as of March 31, 2009 to help users of its financial statements better understand the Company’s investment portfolio, including its trust preferred securities. As of March 31, 2009, the Company recorded a cumulative adjustment in the opening balance of retained earnings of $1.9 million, after taxes of $1.2 million, ($3.1 million pretax) to reflect the adjustment of previously recorded OTTI charges on trust preferred securities. See Note 3 for additional detail on investment securities.

      In April, 2009, the FASB issued FSP FAS 157-4 which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements under SFAS No. 157, “Fair Value Measurements”. The FSP will be applied prospectively and retrospective application is not permitted. The Company elected early adoption of this FSP. The Company adopted this FSP to better evaluate the fair value of securities impacted by inactive markets including the Company’s trust preferred securities. At March 31, 2009, trust preferred securities with a book value of $13.9 million were evaluated under FSP FAS 157-4. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows. See Note 3 for additional detail on investment securities.

     In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”) which amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments.” The FSP requires an entity to provide disclosures about the fair value of financial instruments in interim financial information. The FSP applies to all financial instruments within the scope of SFAS No. 107 and requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. The Company elected early adoption of this FSP. The adoption of FSP FAS 107-1 and APB 28-1 increased the Company’s interim financial statement disclosures with regard to the fair value of financial instruments as presented in Note 13.

     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. This statement requires disclosure of the date through which a company has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company adopted SFAS No. 165 for the period ended June 30, 2009. The adoption of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.

1. BASIS OF PRESENTATION (continued)

     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification (“Codification”) and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162.” The Codification is not expected to change U.S. Generally Accepted Accounting Principles (“GAAP”), but will combine all authoritative standards into a comprehensive, topically organized online database. Following this Statement, the Board will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates to update the codification. After the launch of the Codification on July 1, 2009 only one level of authoritative U.S. GAAP for nongovernmental entities will exist, other than guidance issued by the Securities and Exchange Commission. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”, to identify the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements in conformity with U.S. GAAP for nongovernmental entities, and arranged these sources of GAAP in a hierarchy for users to apply accordingly. Once the Codification is in effect, all of its content will carry the same level of authority, effectively superseding SFAS 162. In other words, the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and nonauthoritative. This statement is effective for interim and annual reporting periods ending after September 15, 2009. Management does not expect the adoption of SFAS No. 168 will have a material impact on the Company’s consolidated financial statements.

2. STOCK PLANS

     At June 30, 2009, Bancorp maintained multiple stock option plans. Bancorp’s stock option plans include the 2002 Stock Incentive Plan (“2002 Plan”), the 1999 Stock Option Plan and the 1995 Directors Stock Option Plan. No additional grants may be made under plans other than the 2002 Plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock based awards for up to 2.1 million shares, of which 12,000 shares remained available for issuance as of June 30, 2009.

     All stock options have an exercise price that is equal to the closing market value of Bancorp’s stock on the date the options were granted. Options granted under the 2002 Plan generally vest over a two to four year vesting period; however, certain grants have been made that vested immediately, including grants to directors. Stock options granted have a 10 year maximum term. Options previously issued under the 1999 Plan and 1995 plans are fully vested. It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock. Bancorp expenses stock options and restricted stock on a straight line basis over the related vesting term.

     The following table presents information on stock options outstanding for the period shown:

	Six months ended
	June 30, 2009
		Weighted Average
	Common Shares	Exercise Price
Balance, beginning of period	1,407,515	$16.41
Granted	421,400	2.31
Exercised	-	-
Forfeited/expired	(46,484)	15.92
Balance, end of period	1,782,431	$13.09

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	Six months ended	Six months ended
(Dollars in thousands, except share and per share data)	June 30, 2009	June 30, 2008
Intrinsic value of options exercised in the period	$-	$2

Stock options vested and expected to vest:
Number	1,731,665	1,398,438
Weighted average exercise price	$13.09	$16.40
Aggregate intrinsic value	$-	$1
Weighted average contractual term of options	5.6 years	5.2 years

Stock options vested and currently exercisable:
Number	1,275,553	1,165,573
Weighted average exercise price	$15.68	$16.08
Aggregate intrinsic value	$-	$1
Weighted average contractual term of options	4.1 years	4.3 years

     The balance of unearned compensation related to stock options as of June 30, 2009, and December 31, 2008, was $.5 million and $.6 million, respectively.

2. STOCK PLANS (continued)

     The following table presents information on restricted stock outstanding for the period shown:

	Six months ended
	June 30, 2009
		Weighted Average
		Market Price at
	Restricted Shares	Grant
Balance, beginning of period	210,768	$18.41
Granted	-	-
Vested	(69,523)	20.70
Forfeited	(2,083)	24.01
Balance, end of period	139,162	$17.19

Weighted average remaining recognition period	1.5 years

     The balance of unearned compensation related to restricted stock shares as of June 30, 2009, and December 31, 2008, was $1.7 million and $2.2 million, respectively.

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

     The following table presents the Black-Scholes assumptions used in connection with stock option grants in the periods shown.

	Black-Scholes assumptions
	Six months ended	Six months ended
	June 30, 2009	June 30, 2008
Risk Free interest rates	1.64%	2.75%-3.52%
Expected dividend yield	1.22%	3.60%-4.14%
Expected lives, in years	4	4
Expected volatility	38%	27%
Weighted avg. fair value of options granted in period	$0.65	$2.20

     The following table presents stock-based compensation expense for the periods shown:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, pretax)	2009	2008	2009	2008
Restricted stock expense	$275	$421	$620	$835
Stock option expense	196	140	281	266
Total stock-based compensation expense	$471	$561	$901	$1,101

     The income tax benefit recognized in the income statement for restricted stock compensation expense in the three and six months ended June 30, 2009, was $105,000 and $236,000, respectively, compared to $160,000 and $317,000 for the three and six months ended June 30, 2008.

     There was no cash received from stock option exercises for the three and six months ended June 30, 2009 and 2008 respectively. The Company had no tax benefits from disqualifying dispositions involving incentive stock options, the exercise of non-qualified stock options, and the vesting and release of restricted stock for the three and six months ended June 30, 2009 and 2008.

3. INVESTMENT SECURITIES

     The following tables present the available for sale investment portfolio as of June 30, 2009 and December 31, 2008:

(Dollars in thousands)
June 30, 2009	Amortized	Unrealized	Unrealized	Net Unrealized
	Cost	Gross Gains	Gross Losses	Gains (Losses)	Fair Value
U.S. Treasury securities	$45,223	$85	$(16)	$69	$45,292
U.S. Government agency securities	38,942	102	(101)	1	38,943
Corporate securities	14,401	-	(5,099)	(5,099)	9,302
Mortgage-backed securities	198,814	529	(2,374)	(1,845)	196,969
Obligations of state and political subdivisions	68,994	1,558	(408)	1,150	70,144
Equity investments and other securities	9,298	3	(37)	(34)	9,264
Total	$375,672	$2,277	$(8,035)	$(5,758)	$369,914

(Dollars in thousands)
December 31, 2008	Amortized	Unrealized	Unrealized	Net Unrealized
	Cost	Gross Gains	Gross Losses	Gains (Losses)	Fair Value
U.S. Treasury securities	$200	$23	$-	$23	$223
U.S. Government agency securities	7,310	77	-	77	7,387
Corporate securities	12,608	937	(2,668)	(1,731)	10,877
Mortgage-backed securities	94,846	602	(2,882)	(2,280)	92,566
Obligations of state and political subdivisions	81,025	1,805	(432)	1,373	82,398
Equity investments and other securities	5,161	120	(217)	(97)	5,064
Total	$201,150	$3,564	$(6,199)	$(2,635)	$198,515

     As of June 30, 2009, the estimated fair value of the securities in the investment portfolio was $369.9 million while the amortized cost was $375.7 million, reflecting a net unrealized loss in the portfolio of $5.8 million. At December 31, 2008, the fair value and amortized cost of securities in the investment portfolio were $198.5 million and $201.1 million, respectively, reflecting a net unrealized loss of $2.6 million. The June 30, 2009 investment portfolio balance increased $171.4 million from December 31, 2008 and reflects a shift in the Company’s earning asset mix from loans to investment securities as part of its capital and liquidity strategies.

     In the third quarter of 2008, the Company recorded OTTI charges totaling $6.3 million pretax; $.4 million relating to an investment in a Lehman Brothers bond, $3.1 million related to two pooled trust preferred investments in our corporate securities portfolio, as well as $2.8 million for an investment in Freddie Mac preferred stock held in our equity and other securities portfolio. The $3.1 million OTTI related to the two pooled trust preferred investments was subsequently reversed as of March 31, 2009. See Note 1 “New Accounting Pronouncements” for additional detail. These losses, which amounted to $2.2 million as of June 30, 2009, are now included in the net unrealized losses in the portfolio of $5.8 million noted above.

     In the first quarter of 2009, the Company recorded OTTI charges totaling $.2 million pretax comprised of $.1 million relating to an investment in a Lehman Brothers bond held in our corporate securities portfolio, and $.1 million for an investment in Freddie Mac preferred stock held in our equity and other securities portfolio. Both of these investments were sold in the second quarter of 2009 for no additional gain or loss.

     The corporate securities portfolio had a $5.1 million net unrealized loss at June 30, 2009. The majority of this unrealized loss was associated with the decline in market value of our $13.9 million investment in pooled trust preferred securities issued primarily by banks and insurance companies. These securities have several features that reduce credit risk, including subordination and collateral coverage tests. An increase in credit and liquidity spreads contributed to the unrealized loss associated with these securities.

3. INVESTMENT SECURITIES (continued)

     Our mortgage-backed securities portfolio consisted of $163.9 million in fair value of U.S. Government and agency backed mortgages and $33.1 million in fair value of non-agency mortgages. The majority of our non-agency mortgage-backed securities portfolio was comprised of securities rated AAA or Aaa and secured by 15 year fully amortizing jumbo loans. One security, with an estimated fair value of $.8 million and an amortized cost of $1.3 million, was rated A2 by Moody’s and AAA by Standard and Poor’s. The unrealized loss in our mortgage-backed securities portfolio was substantially due to the increase in market interest rates subsequent to purchase.

     Our securities representing obligations of state and political subdivisions had an estimated fair value of $70.1 million, while the amortized cost was $69.0 million, reflecting an unrealized gain of $1.1 million. Consistent with the industry, the Company has experienced a decline in the credit ratings of the securities in this segment of our portfolio, which is comprised solely of municipal bonds.

     The following table provides information on investment securities with 12 months or greater continuous unrealized losses as of June 30, 2009:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for more	unrealized loss for more	Unrealized
	than 12 months	than 12 months	Gross Losses
Corporate securities	$13,901	$8,802	$(5,099)
Mortgage-backed securities	27,696	25,879	(1,817)
Obligations of state and political subdivisions	3,302	3,015	(287)
Equity and other securities	2,001	1,964	(37)
Total	$46,900	$39,660	$(7,240)

     At June 30, 2009, the Company had 23 investment securities with an amortized cost of $46.9 million and an unrealized loss of $7.2 million that have been in a continuous unrealized loss position for more than 12 months. The unrealized loss on corporate securities was due to wide credit and liquidity spreads on the pooled trust preferred investments. These securities had a $13.9 million amortized cost with a $8.8 million fair value at June 30, 2009. The fair value of these securities fluctuates as credit and liquidity spreads and market interest rates change.

     The following table provides information on investment securities which have unrealized losses and have been in an unrealized loss position for less than 12 months as of June 30, 2009:

(Dollars in thousands)	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for less	unrealized loss for less	Unrealized
	than 12 months	than 12 months	Gross Losses
U.S. Treasury securities	$4,306	$4,290	$(16)
U.S. Government agency securities	26,138	26,037	(101)
Mortgage-backed securities	44,739	44,182	(557)
Obligations of state and political subdivisions	10,316	10,195	(121)
Total	$85,499	$84,704	$(795)

     There were a total of 31 securities in Bancorp’s investment portfolio at June 30, 2009, that have been in a continuous unrealized loss position for less than 12 months, with an amortized cost of $85.5 million and a total unrealized loss of $.8 million. The unrealized loss on our mortgage-backed securities portfolio was substantially due to an increase in interest rates and subsequent increase in credit and liquidity spreads.

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

     At June 30, 2009 and December 31, 2008, the Company had $152.8 and $97.9 million, respectively, in investment securities pledged as collateral for borrowings and public funds.

3. INVESTMENT SECURITIES (continued)

     The follow table presents the maturities of the investment securities available for sale at June 30, 2009:

(Dollars in thousands)	Available for sale
June 30, 2009	Amortized cost	Fair value
U.S. Treasury securities
One year or less	$30,158	$30,180
After one year through five years	15,065	15,112
After five through ten years	-	-
Due after ten years	-	-
Total	45,223	45,292

U.S. Government agency securities:
One year or less	1,427	1,441
After one year through five years	26,800	26,804
After five through ten years	10,715	10,698
Due after ten years	-	-
Total	38,942	38,943

Corporate securities:
One year or less	-	-
After one year through five years	500	500
After five through ten years	-	-
Due after ten years	13,901	8,802
Total	14,401	9,302

Obligations of state and political subdivisions:
One year or less	3,142	3,185
After one year through five years	20,683	21,390
After five through ten years	30,655	31,290
Due after ten years	14,514	14,279
Total	68,994	70,144

Sub-total	167,560	163,681

Mortgage-backed securities	198,814	196,969
Equity investments and other securities	9,298	9,264
Total securities	$375,672	$369,914

     Mortgage-backed securities, including collateralized mortgage obligations and asset-backed securities, have maturities that will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The composition and carrying value of the Company’s loan portfolio, excluding loans held for sale, is as follows:

(Dollars in thousands)	June 30, 2009	December 31, 2008
Commercial	$428,852	$482,405
Real estate construction	201,533	285,149
Real estate mortgage	388,223	393,208
Commercial real estate	878,379	882,092
Installment and other consumer	20,041	21,942
Total loans	1,917,028	2,064,796
Allowance for loan losses	(37,700)	(28,920)
Total loans, net	$1,879,328	$2,035,876

     The following tables present activity in the allowance for credit losses, comprised of the Company’s allowance for loan losses and reserve for unfunded commitments, for the three and six months ended June 30, 2009, and 2008:

	Three months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008
Balance, beginning of period	$38,463	$42,454
Provision for credit losses	11,393	6,000
Loan charge-offs	(11,770)	(12,753)
Loan recoveries	483	1,344
Net loan charge-offs	(11,287)	(11,409)
Total allowance for credit losses, end of period	$38,569	$37,045

	Six months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008
Balance at beginning of period	$29,934	$54,903
Provision for credit losses	34,524	14,725
Loan charge-offs	(26,836)	(34,146)
Loan recoveries	947	1,563
Net loan charge-offs	(25,889)	(32,583)
Total allowance for credit losses, end of period	$38,569	$37,045
Components of allowance for credit losses
Allowance for loan losses	$37,700	$35,723
Reserve for unfunded commitments	869	1,322
Total allowance for credit losses	$38,569	$37,045

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

6. OTHER REAL ESTATE OWNED, NET

     The following tables summarize OREO for the periods shown:

(Dollars in thousands)	Three months ended
	June 30, 2009	June 30, 2008
Balance, beginning period	$87,189	$5,688
Additions to OREO	14,819	25,390
Disposition of OREO	(15,114)	(2,941)
Valuation adjustments in the period	(3,064)	(245)
Total OREO	$83,830	$27,892

(Dollars in thousands)	Six months ended
	June 30, 2009	June 30, 2008
Balance, beginning period	$70,110	$3,255
Additions to OREO	40,750	28,097
Disposition of OREO	(19,205)	(3,215)
Valuation adjustments in the period	(7,825)	(245)
Total OREO	$83,830	$27,892

     The following tables summarize the OREO valuation allowance for the periods shown:

(Dollars in thousands)	Three months ended
	June 30, 2009	June 30, 2008
Balance, beginning period	$7,930	$175
Additions to the valuation allowance	3,064	245
Deductions from the valuation allowance	(1,884)	-
Total OREO valuation allowance	$9,110	$420

(Dollars in thousands)	Six months ended
	June 30, 2009	June 30, 2008
Balance, beginning period	$3,920	$175
Additions to the valuation allowance	7,825	245
Deductions from the valuation allowance	(2,635)	-
Total OREO valuation allowance	$9,110	$420

7. EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is calculated under the two-class method . The two-class method is an earnings allocation formula that determines earnings (loss) per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has issued restricted stock that qualifies as a participating security. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders less the net income (loss) allocated to participating nonvested restricted stock awards divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of options and non-vested restricted stock were included.

     All prior period earnings per share amounts have been retrospectively adjusted to reflect the impact of participating securities. The following tables reconcile the numerator and denominator of the basic and diluted earnings (loss) per share computations:

(Dollars and shares in thousands, except per share amounts)	Three months ended
	June 30, 2009	June 30, 2008
Net income (loss)	$(6,339)	$2,684
Net income (loss) allocated to participating restricted stock	(47)	25
Net income (loss) available to common stock holders	$(6,292)	$2,659

Weighted average common shares outstanding -basic	15,522	15,467
Common stock equivalents from:
Stock options	-	54
Restricted stock	-	19
Weighted average common shares outstanding -diluted	15,522	15,540

Basic earnings (loss) per share	$(0.41)	$0.17
Diluted earnings (loss) per share	$(0.41)	$0.17

Common stock equivalent shares excluded due to anti-dilutive effect	1,922	1,300

(Dollars and shares in thousands, except per share amounts)	Six months ended
	June 30, 2009	June 30, 2008
Net income (loss)	$(29,938)	$4,684
Net income (loss) allocated to participating restricted stock	(278)	42
Net income (loss) available to common stock holders	$(29,660)	$4,642

Weighted average common shares outstanding -basic	15,504	15,456
Common stock equivalents from:
Stock options	-	92
Restricted stock	-	24
Weighted average common shares outstanding -diluted	15,504	15,572

Basic earnings (loss) per share	$(1.91)	$0.30
Diluted earnings (loss) per share	$(1.91)	$0.30

Common stock equivalent shares excluded due to anti-dilutive effect	1,922	1,070

     Due to the net loss for the three and six months ended June 30, 2009, the diluted earnings per share calculation excluded all common stock equivalents which included 1.8 million outstanding stock options and .1 million nonvested restricted stock shares.

     At June 30, 2008, there were 1.3 million and 1.1 million shares that were not included in the calculation of earnings per diluted share for the three and six months ended June 30, 2008, respectively. These excluded shares consisted of unexercised stock options and unvested restricted stock. The common stock equivalents from stock options for these two periods were excluded from the diluted earnings per share calculation because the exercise price of the stock options was greater than the average market price in the period of common stock and, therefore, the effect would be anti-dilutive.

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

     The follow table summarizes the Bank’s off balance sheet unfunded commitments as of the dates displayed.

	Contract or	Contract or
	Notional Amount	Notional Amount
(Dollars in thousands)	June 30, 2009	December 31, 2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$268,460	$348,428
Real estate construction	23,942	52,997
Real estate mortgage
Standard mortgage	6,037	2,251
Home equity line of credit	175,062	190,122
Total real estate mortgage loans	181,099	192,373
Commercial real estate	15,105	18,916
Installment and consumer	14,087	15,779
Other	11,686	8,251
Standby letters of credit and financial guarantees	12,963	14,030
Account overdraft protection instruments	75,535	59,175
Total	$602,877	$709,949

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

9. COMPREHENSIVE INCOME (LOSS)

     The following table displays the components of comprehensive income (loss) for the periods shown:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2009	2008	2009	2008
Net income (loss) as reported	$(6,339)	$2,684	$(29,938)	$4,684

Unrealized holding gains (losses) on securities arising during the period	1,219	(5,158)	662	(4,896)
Tax benefit (provision)	(453)	2,028	(207)	1,930
Net unrealized holding gains (losses) on securities arising during the period	766	(3,130)	455	(2,966)

Less: Reclassification adjustment for gains on sales of securities	(635)	(187)	(833)	(777)
Tax provision	244	72	320	299
Net gains on sales of securities	(391)	(115)	(513)	(478)

Less: Reclassification adjustment for other-than-temporary impairment	-	-	192	-
Tax benefit	-	-	(74)	-
Net other-than-temporary impairment	-	-	118	-

Total comprehensive income (loss)	$(5,964)	$(561)	$(29,878)	$1,240

10. LONG-TERM DEBT AND JUNIOR SUBORDINATED DEBT

     The following table summarized Bancorp’s long-term debt for the periods shown:

(Dollars in thousands)	June 30, 2009	December 31, 2008
FHLB non-putable advances	$223,299	$61,059
FHLB putable advances	40,000	30,000
Total long-term debt	$263,299	$91,059

     Long-term debt at June 30, 2009, consists of notes with fixed maturities and structured advances with the Federal Home Loan Bank (“FHLB”) totaling $263.3 million compared to a December 31, 2008 long-term debt balance of $91.1 million. The increase in long-term debt of $172.2 million was primarily due to the maturity or payoff of $132 million in short term advances at December 31, 2008, with new advances of long-term debt during the first six months of 2009.

     At June 30, 2009, total long-term debt with fixed maturities was $223.3 million, with rates ranging from 1.91% to 5.42%. Bancorp had four structured advances totaling $40.0 million, with original terms of three to five years at a rate of 2.45% to 4.46%. The scheduled maturities on these structured advances occur in September 2010, February 2013, August 2013 and March 2014, although the FHLB may under certain circumstances require payment of these structured advances prior to maturity. Principal payments due at scheduled maturity of Bancorp’s long-term debt at June 30, 2009, are $12.6 million in 2010, $56.5 million in 2011, $80.1 million in 2012, $71.9 million in 2013, and $42.2 million in 2014.

     Bancorp had no outstanding Federal Funds purchased from correspondent banks, borrowings from the discount window or reverse repurchase agreements at June 30, 2009.

10. LONG-TERM DEBT AND JUNIOR SUBORDINATED DEBT (continued)

     At June 30, 2009, six wholly owned subsidiary grantor trusts established by Bancorp had an outstanding balance of $51 million in pooled trust preferred securities. The following table is a summary of current trust preferred securities issued by the grantor trusts and guaranteed by Bancorp:

(Dollars in thousands)
		Preferred security		Rate at		Next possible
Issuance Trust	Issuance date	amount	Rate type[1]	6/30/09	Maturity date	redemption date[2]
West Coast Statutory Trust III	September 2003	$7,500	Variable	3.56%	September 2033	Currently redeemable
West Coast Statutory Trust IV	March 2004	6,000	Variable	3.40%	March 2034	Currently redeemable
West Coast Statutory Trust V	April 2006	15,000	Variable	2.06%	June 2036	June 2011
West Coast Statutory Trust VI	December 2006	5,000	Variable	2.31%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	12,500	Variable	2.18%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	5,000	Variable	2.01%	June 2037	June 2012
Total		$51,000	Weighted rate	2.49%

1 The variable rate preferred securities reprice quarterly.
2 Securities are redeemable at the option of Bancorp following these dates.

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

(Dollars in thousands)	Three months ended June 30, 2009
	Banking	Other	Intersegment	Consolidated
Interest income	$28,848	$21	$-	$28,869
Interest expense	8,260	395	-	8,655
Net interest income (expense)	20,588	(374)	-	20,214
Provision for credit losses	11,393	-	-	11,393
Noninterest income	5,530	706	(278)	5,958
Noninterest expense	24,653	869	(278)	25,244
Loss before income taxes	(9,928)	(537)	-	(10,465)
Benefit for income taxes	(3,917)	(209)	-	(4,126)
Net loss	$(6,011)	$(328)	$-	$(6,339)

Depreciation and amortization	$1,657	$4	$-	$1,661
Assets	$2,609,687	$9,462	$(5,666)	$2,613,483
Loans, net	$1,879,328	$-	$-	$1,879,328
Deposits	$2,114,250	$-	$(4,883)	$2,109,367
Equity	$212,852	$(44,186)	$-	$168,666

(Dollars in thousands)	Three months ended June 30, 2008
	Banking	Other	Intersegment	Consolidated
Interest income	$35,721	$24	$-	$35,745
Interest expense	11,412	620	-	12,032
Net interest income (expense)	24,309	(596)	-	23,713
Provision for credit losses	6,000	-	-	6,000
Noninterest income	8,395	925	(282)	9,038
Noninterest expense	22,625	1,003	(282)	23,346
Income (loss) before income taxes	4,079	(674)	-	3,405
Provision (benefit) for income taxes	984	(263)	-	721
Net income (loss)	$3,095	$(411)	$-	$2,684

Depreciation and amortization	$1,119	$5	$-	$1,124
Assets	$2,618,480	$19,338	$(4,892)	$2,632,926
Loans, net	$2,117,993	$-	$-	$2,117,993
Deposits	$2,082,385	$-	$(4,135)	$2,078,250
Equity	$241,841	$(36,333)	$-	$205,508

11. SEGMENT AND RELATED INFORMATION (continued)

(Dollars in thousands)	Six months ended June 30, 2009
	Banking	Other	Intersegment	Consolidated
Interest income	$57,434	$43	$-	$57,477
Interest expense	16,249	884	-	17,133
Net interest income (expense)	41,185	(841)	-	40,344
Provision for credit losses	34,524	-	-	34,524
Noninterest income	9,487	1,376	(557)	10,306
Noninterest expense[1]	59,435	1,740	(557)	60,618
Loss before income taxes	(43,287)	(1,205)	-	(44,492)
Benefit for income taxes	(14,084)	(470)	-	(14,554)
Net loss	$(29,203)	$(735)	$-	$(29,938)

Depreciation and amortization	$2,579	$8	$-	$2,587
Assets	$2,609,687	$9,462	$(5,666)	$2,613,483
Loans, net	$1,879,328	$-	$-	$1,879,328
Deposits	$2,114,250	$-	$(4,883)	$2,109,367
Equity	$212,852	$(44,186)	$-	$168,666

[1] The Banking segment includes $13.1 million due to the impairment of goodwill as discussed in Note 5.

(Dollars in thousands)	Six months ended June 30, 2008
	Banking	Other	Intersegment	Consolidated
Interest income	$74,022	$35	$-	$74,057
Interest expense	25,352	1,415	-	26,767
Net interest income (expense)	48,670	(1,380)	-	47,290
Provision for credit losses	14,725	-	-	14,725
Noninterest income	17,984	1,836	(571)	19,249
Noninterest expense	44,133	2,005	(571)	45,567
Income (loss) before income taxes	7,796	(1,549)	-	6,247
Provision (benefit) for income taxes	2,167	(604)	-	1,563
Net income (loss)	$5,629	$(945)	$-	$4,684

Depreciation and amortization	$2,175	$10	$-	$2,185
Assets	$2,618,480	$19,338	$(4,892)	$2,632,926
Loans, net	$2,117,993	$-	$-	$2,117,993
Deposits	$2,082,385	$-	$(4,135)	$2,078,250
Equity	$241,841	$(36,333)	$-	$205,508

12. FAIR VALUE MEASUREMENT

     The tables below present fair value information on certain assets broken down by recurring or nonrecurring measurement status. Recurring assets are initially measured at fair value and are required to be reflected at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that due to an event or circumstance were required to be remeasured at fair value after initial recognition in the financial statements at some time during the reporting period.

     Assets are classified as level 1-3 based on the lowest level of input that has a significant affect on fair value. The following definitions describe the level 1-3 categories for inputs used in the tables presented below.

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

  Significant unobservable inputs (Level 3): Inputs that reflect the reporting entity's own estimates about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

     The following tables present fair value measurements for assets that are measured at fair value on a recurring basis subsequent to initial recognition for the periods shown:

		Fair value measurements at June 30, 2009, using
		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)
Trading securities	$608	$608	$-	$-
Available for sale securities:
U.S. Treasury securities	45,292	45,292	-	-
U.S. Government agency securities	38,943	-	38,943	-
Corporate securities	9,302	-	-	9,302
Mortgage-backed securities	196,969	-	196,969	-
Obligations of state and political subdivisions	70,144	-	70,144	-
Equity investments and other securities	9,264	-	9,264
Total recurring assets measured at fair value	$370,522	$45,900	$315,320	$9,302

		Fair value measurements at December 31, 2008, using
		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Trading securities	$1,546	$1,546	$-	$-
Available for sale securities:
U.S. Treasury securities	223	223	-	-
U.S. Government agency securities	7,387	-	7,387	-
Corporate securities	10,877	-	1,357	9,520
Mortgage-backed securities	92,566	-	92,566	-
Obligations of state and political subdivisions	82,398	-	82,398	-
Equity investments and other securities	5,064		5,064
Total recurring assets measured at fair value	$200,061	$1,769	$188,772	$9,520

12. FAIR VALUE MEASUREMENT (continued)

     The Company did not have any transfers between level 1, level 2, or level 3 instruments during the period. In addition, the Company had no material changes in valuation techniques for recurring and nonrecurring assets measured at fair value from the year ended December 31, 2008.

     The following table represents a reconciliation from the beginning to the end of the period presented of level 3 instruments, for assets that are measured at fair value on a recurring basis:

Available for sale
(Dollars in thousands)	securities (level 3)
Fair value, January 1, 2008	$13,948
Losses included in other comprehensive income (loss)	(1,918)
Fair value, March 31, 2008	12,030
Losses included in other comprehensive income (loss)	(1,012)
Fair value, June 30, 2008	11,018
Reclassification for losses from adjustment for impairment of securities	3,144
Losses included in other comprehensive income (loss)	(4,952)
Fair value, September 30, 2008	9,210
Gains included in other comprehensive income (loss)	310
Fair value, December 31, 2008	9,520
Reclassification for losses from adjustment for impairment of securities	68
Losses included in other comprehensive income (loss)	(1,736)
Fair value, March 31, 2009	7,852
Gains included in other comprehensive income (loss)	1,450
Fair value, June 30, 2009	$9,302

     The losses from adjustment for impairment of securities were recognized in noninterest income in the consolidated income statement.

     The following method was used to estimate the fair value of each class of financial instrument above:

     Trading securities – Trading securities held at June 30, 2009 are related solely to bonds, equity securities and mutual funds held in a Rabbi Trust for benefit of the Company’s deferred compensation plans. Fair values for trading securities are based on quoted market prices.

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

12. FAIR VALUE MEASUREMENT (continued)

     Certain assets are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and OREO. For the three and six months ended June 30, 2009, certain loans held for sale were subject to the lower of cost or market method of accounting. However, there were no impairments recognized on loans held for sale in 2009. For the three and six months ended June 30, 2009, certain loans included in Bancorp’s loan portfolio were deemed impaired. OREO that was taken into possession during 2009 was measured at estimated fair value less estimated sales expenses. In addition, during the second quarter, certain properties were written down by a total of $3.1 million to reflect additional decreases in their fair market value after initial recognition at the time placed into OREO.

     There were no nonrecurring level 1 or 2 fair value measurements in the second quarter of 2009 or the full year 2008. The following tables represent the level three fair value measurements for nonrecurring assets for the periods presented:

	Three months ended June 30, 2009
(Dollars in thousands)	Impairment	Fair Value
Loans measured for impairment	$11,770	$20,993
OREO	3,064	31,995
Total nonrecurring assets measured at fair value	$14,834	$52,988

	Six months ended June 30, 2009
(Dollars in thousands)	Impairment	Fair Value
Loans measured for impairment	$26,836	$90,245
OREO	7,825	92,188
Goodwill	13,059	-
Total nonrecurring assets measured at fair value	$47,720	$182,433

	Twelve months ended December 31, 2008
(Dollars in thousands)	Impairment	Fair Value
Loans measured for impairment	$56,563	$221,197
OREO	4,785	65,492
Total nonrecurring assets measured at fair value	$61,348	$286,689

     The following methods were used to estimate the fair value of each class of items presented in the table above:

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

     Other real estate owned - Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Management periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value. The fair values for OREO in the table above reflect only the fair value of the properties and exclude any estimated costs to sell.

     Goodwill - Refer to Note 5 for discussion of method used to estimate the fair value of goodwill and the related impairment charge taken in first quarter of 2009.

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

     For the pooled trust preferred securities within our corporate securities portfolio held for investment purposes, we have concluded that valuations from the available quoted market prices appear to be distressed transactions. The inactivity for our trust preferred securities is evidenced by the sustained wide bid-ask spread in the brokered markets in which trust preferred securities trade, available quotes incorporate illiquidity and “fear” discounts beyond what cash flow projections indicate and a significant decrease in the volume of trades relative to historical levels. In determining fair value for these securities base case default, recovery and prepayment rates were established for the underlying collateral for cash flows and because the expected default and recovery rate assumptions are imbedded in the cash flow projections, the discount rate incorporates the risk free rate, systemic risk, duration risk, and a liquidity risk premium.

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

     The estimated fair values of financial instruments at June 30, 2009, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$148,282	$148,282
Trading securities	608	608
Investment securities	369,914	369,914
Net loans (net of allowance for loan losses
and including loans held for sale)	1,882,709	1,717,600
Bank owned life insurance	23,940	23,940

FINANCIAL LIABILITIES:
Deposits	$2,109,367	$2,115,549
Long-term borrowings	263,299	266,810

Junior subordinated debentures-variable	51,000	24,784

     The estimated fair values of financial instruments at December 31, 2008, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$64,778	$64,778
Trading securities	1,546	1,546
Investment securities	198,515	198,515
Net loans (net of allowance for loan losses
and including loans held for sale)	2,038,736	1,915,769
Bank owned life insurance	23,525	23,525

FINANCIAL LIABILITIES:
Deposits	$2,024,379	$2,030,079
Short-term borrowings	132,000	132,000
Long-term borrowings	91,059	94,049

Junior subordinated debentures-variable	45,000	23,921
Junior subordinated debentures-fixed	6,000	4,041

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

  Changing business, banking, or regulatory conditions, policies, or programs, or new legislation or government or regulatory initiatives, affecting the financial services industry that could lead to restrictions on activities of banks generally or the West Coast Bank (the “Bank”), in particular, changes in costs, including deposit insurance premiums, for particular financial institutions or financial institutions generally, declines in consumer confidence in depository institutions generally or the Bank in particular or changes in the secondary market for bank loan and other products;

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

Business Developments

     On July 20, 2009, the bank reopened the newly renovated Woodburn West branch in Woodburn, Oregon. In addition, West Coast Bank was voted the number one bank in the Mid-Willamette Valley by the Salem Statesman Journal’s website survey of favorite businesses.

     As previously reported, we have adjusted our business focus in an effort to respond to adverse economic conditions in the areas in which we do business, as well as precipitous declines in real estate prices and real estate sales activity in our markets. These conditions, together with the particular effects of the Bank's two-step residential construction lending program on our levels of nonperforming assets, have put significant strain on our financial condition and had an adverse effect on our operating results. In response to the situation, we have developed and implemented certain strategies that are expected to be short term in nature. These strategies include to:

  Selectively reduce loan concentrations and manage credit exposures;

  Aggressively reduce nonperforming assets;

  Proactively address pressure on our capital ratios by reducing risk weighted assets;

  Reduce controllable operating expenses; and

  Continually monitor our liquidity position.

     In addition to these general areas of focus, we have taken several specific steps. As examples, we have significantly reduced loan balances, risk-weighted assets and our concentration in construction loans over the past six months. We have also increased core deposit balances; the number of checking accounts increased 9% annualized in the second quarter due to successful marketing efforts. Core deposits were also complimented by the use of brokered deposits in the first quarter of 2009 and internet-based deposit listing services in the second quarter. The decrease in loan balances and increase in deposits has enabled us to substantially increase our investment securities portfolio and meet certain pledging requirements for uninsured public deposits and government agency loans. This shift from loans to investment securities has, however, also had a negative impact on our net interest margin and income.

     With respect to new term commercial real estate lending, we are focused on owner occupied properties, as opposed to non-owner occupied commercial real estate, in order to reduce our amount of non-owner occupied commercial real estate loans as a percentage of total regulatory capital. Reflecting the challenging economic environment, we are and will continue to focus on operating efficiently and controlling expenses in ways that have the least impact on our customers. Additionally, we are continuing to educate our customers about the availability of unlimited FDIC insurance coverage for noninterest bearing transaction deposits and the temporary increase in coverage from $100,000 to $250,000 for interest bearing deposit accounts, which appears to have reduced customer concern regarding the safety of deposits. Our ability to continue to attract and retain customer deposits will be critical to our financial condition and liquidity.

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

Financial Overview

     Bancorp’s net loss was $6.3 million, or $.41 per diluted share, for the three months ended June 30, 2009, compared to earnings of $2.7 million, or $.17 per diluted share, for the three months ended June 30, 2008. The Company’s net loss for the six months ended June 30, 2009, was $29.9 million, or $1.91 per diluted share, down from net income of $4.7 million or $.30 per diluted share for the same period in 2008.

     Bancorp’s net interest income was $20.2 million in the second quarter 2009, a $3.5 million decrease from the same period in 2008. This 15% decrease in revenue was due to a $104.8 million decrease in average earning assets and a 44 basis point compression in net interest margin. Noninterest income was $6.0 million for the second quarter 2009, a decline of $3.1 million compared to the same period in 2008 that was primarily related to other real estate owned (“OREO”) sales and valuation adjustments. The Company’s return on average equity for the quarters ended June 30, 2009, and 2008 was -14.61% and 5.19%, respectively.

     In addition to the financial results reported above that were calculated in accordance with accounting principles generally accepted in the United States of America (“GAAP”), the Company reported an operating net loss for the quarter ended June 30, 2009 of $5.5 million, or $.36 per diluted share, that excludes the special FDIC assessment charge of $.8 million net of tax, or $.05 per diluted share, as well as an operating net loss for the six months ended June 30, 2009 of $16.1 million, or $1.02 per diluted share. Operating net loss and figures derived from operating net loss such as operating net income (loss) per share are non-GAAP financial measures derived by adjusting the Company’s net loss under GAAP for second quarter 2009 to exclude the impact of certain charges the Company considers outside normal operations. The operating net loss for the six months ended June 30, 2009 excluded the special FDIC assessment charge in the second quarter and a goodwill impairment charge in the first quarter of 2009. Management uses operating net income (loss) internally and has disclosed it to investors based on its belief that the disclosure provides additional, valuable information relating to financial results derived from its operations in the current periods as compared to prior periods.

     The following table reconciles the Company’s GAAP net income (loss) to operating net income (loss), including per-share figures, for the periods shown:

	For the three months ended June 30,		For the six months ended June 30,
(Dollars in thousands, unaudited)	2009	2008	2009	2008
GAAP net income (loss)	$(6,339)	$2,684	$(29,938)	$4,684
Add: FDIC assessment charge, net of tax	777		777
Add: Goodwill impairment charge, net of tax	-	-	13,059	-
Operating net income (loss)	$(5,562)	$2,684	$(16,102)	$4,684

Diluted earnings (loss) per diluted share
GAAP net income (loss)	$(0.41)	$0.17	$(1.91)	$0.30
Operating net income (loss)	$(0.36)	$0.17	$(1.02)	$0.30

Income Statement Overview

Three and six months ended June 30, 2009, and 2008

     Net Interest Income. The following table presents information regarding yields on interest earning assets, expense on interest bearing liabilities and net interest margin on average interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended		Increase	Percentage
(Dollars in thousands)	June 30,		(Decrease)	Change
	2009	2008	2009-2008	2009-2008
Interest and fee income[1]	$29,235	$36,194	($6,959)	-19.2%
Interest expense	8,655	12,032	(3,377)	-28.1%
Net interest income[1]	$20,580	$24,162	($3,582)	-14.8%

Average interest earning assets	$2,360,328	$2,465,147	($104,819)	-4.3%
Average interest bearing liabilities	$1,897,476	$1,920,292	($22,816)	-1.2%
Average interest earning assets/
Average interest bearing liabilities	124.39%	128.37%	(3.98)

Average yields earned[1]	4.97%	5.91%	(0.94)
Average rates paid	1.83%	2.52%	(0.69)
Net interest spread[1]	3.14%	3.39%	(0.25)
Net interest margin[1]	3.50%	3.94%	(0.44)

	Six months ended		Increase	Percentage
(Dollars in thousands)	June 30,		(Decrease)	Change
	2009	2008	2009-2008	2009-2008
Interest and fee income[1]	$58,258	$74,956	($16,698)	-22.3%
Interest expense	17,133	26,767	(9,634)	-36.0%
Net interest income[1]	$41,125	$48,189	($7,064)	-14.7%

Average interest earning assets	$2,314,210	$2,464,713	($150,503)	-6.1%
Average interest bearing liabilities	$1,849,790	$1,903,041	($53,251)	-2.8%
Average interest earning assets/
Average interest bearing liabilities	125.11%	129.51%	(4.41)

Average yields earned[1]	5.08%	6.12%	(1.04)
Average rates paid	1.87%	2.83%	(0.96)
Net interest spread[1]	3.21%	3.29%	(0.08)
Net interest margin[1]	3.58%	3.93%	(0.35)

1 Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. Ratios for the three and six months ended June 30, 2009 and 2008 have been annualized where appropriate.

     For the second quarter of 2009, net interest income on a tax equivalent basis was $20.6 million, down from $24.2 million in the same quarter of 2008. Lower loan balances caused a negative volume variance while the low interest rate environment reduced the benefit of noninterest bearing deposit balances. Consistent with our current strategies, the mix of earning assets also shifted as the lower yielding investment portfolio grew while the loan portfolio declined. Additionally, average interest earning assets decreased $104.8 million, or 4.3%, to $2.4 billion in the second quarter of 2009 from $2.5 billion for the same period in 2008, while average interest bearing liabilities decreased $23 million, or 1.2%, to $1.9 billion. Net interest income was also reduced by lower loan fee income and foregone interest on loans on nonaccrual status. Net interest income for the three months ended June 30, 2009, included a $.37 million adjustment to a tax equivalent basis, while the adjustment included in the same period of 2008 was $.45 million.

     The net interest margin for the second quarter of 2009 decreased to 3.50% from 3.94% in the second quarter of 2008. The lower net interest margin was primarily due to the lower loan balances, higher investment portfolio balances, and the lower value of noninterest bearing deposits in the low rate environment, and a higher level of nonperforming assets. Average yields on earning assets decreased .94% to 4.97% in the second quarter of 2009 from 5.91% in the second quarter of 2008 due primarily to lower market interest rates, the effect of a materially lower volume of interest accruing construction loans, a shift in earning assets from loans to investment securities, and a higher balance of nonperforming loans in our loan portfolio. Second quarter 2009 average rates paid on interest bearing liabilities decreased .69% to 1.83% from 2.52% for the same period in 2008, primarily as a result of the lower interest rate environment.

     Changing interest rate environments, including the slope and level of, as well as changes in, the yield curve, and competitive pricing pressure, could lead to higher deposit costs, lower loan yields, reduced net interest margin and spread and lower loan fees, all of which could lead to additional pressure on our net interest income. At June 30, 2009, we remain relatively interest rate neutral, meaning that earning assets mature or reprice at about the same rate as interest bearing liabilities in a given time period. For more information see the discussion under the heading "Quantitative and Qualitative Disclosures about Market Risk" in our 2008 10-K.

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

     Provision for Credit Losses. Bancorp recorded provision for credit losses for the second quarters of 2009 and 2008 of $11.4 million and $6.0 million, respectively. Of the $11.4 million in provision in the current quarter, $2.4 million related to the two-step loan portfolio, which was up from $.5 million in the second quarter of 2008. The $9.0 million provision for credit losses for loans other than two-step loans represented an increase of $5.0 million from second quarter 2008. The combination of negative risk rating migration, higher net charge-offs, higher general valuation allowances and a larger unallocated allowance contributed to the increased quarterly provision in the second quarter of 2009 compared to the second quarter of 2008. The provision for credit losses for the six months ended June 30, 2009 was $34.5 million, up from $14.7 million in the same period in 2008. For more information, see the discussion under the subheading “Allowance for Credit Losses and Net Loan Charge-offs” below.

     Noninterest Income. Total noninterest income of $6.0 million for the three months ended June 30, 2009, declined $3.1 million from the second quarter of 2008. Due to extended weakness in the housing market, second quarter OREO valuation adjustments totaled $3.1 million, of which $2.3 million were associated with two-step properties, compared to $.02 million in the same quarter of 2008. Future financial results will be heavily dependent on the Company's ability to dispose of its OREO properties quickly and at prices that are in line with current expectations. As a result of steady account growth in both business and consumer transaction accounts and cards associated with new accounts, along with a decline in earnings credit for business accounts, deposit service charge revenues grew 6% or $.3 million from the same quarter a year ago. Payment systems revenues remained flat from the second quarter of 2008 due to lower transaction volume per account. Trust and investment revenues declined 37% or $.6 million due to decline in the equity markets and retail investor confidence from the same period a year ago. Gain on sales of loans was substantially unchanged from second quarter 2008, but more than doubled compared to the first quarter of 2009 as the secondary market for SBA loans appears to be returning. Noninterest income for the six months ended June 30, 2009 was $10.3 million, down from $19.2 million in the first six months of 2008.

     Increased competition, other competitive factors, decreased economic activity, or regulatory changes could adversely affect our ability to sustain fee generation from deposit service charges and payment systems related revenues or from the sales of Small Business Administration loans or investment products. Moreover, a decline or significant volatility in the equity market may negatively impact trust and investment revenues.

     Noninterest Expense. Noninterest expense for the three months ended June 30, 2009, was $25.2 million, an increase of $1.9 million, compared to $23.3 million for the same period in 2008. Noninterest expense for the three months ended June 30, 2009, includes the special FDIC assessment charge of $1.2 million and a FDIC rate increase of $1.6 million. Personnel expense decreased $1.4 million or 11% in second quarter 2009 due to lower salary, incentive and benefit spending compared to second quarter 2008. The decline in personnel costs was more than offset by the $1.2 million increase in collection and disposition expenses related to the two-step loan portfolio and the before mentioned increase in FDIC insurance premium expenses. Noninterest expense for the six months ended June 30, 2009 was $60.6 million, which included the $13.1 million impairment charge recorded in the first quarter of 2009, up from $45.6 million for the same period in 2008.

     We have attempted to and continue to make extensive efforts to increase operating efficiencies and control expenses without negative effects on our customers. However, we expect our noninterest expenses will continue to be affected by expenses associated with foreclosures related to the two-step loan portfolio and our significant level of nonperforming two-step assets, due to personnel costs, legal expense, and other costs associated with foreclosure, holding and disposition of such properties.

     Changing business conditions, increased costs in connection with retention of, or a failure to retain key employees, lower loan production volumes causing deferred loan origination costs to decline, or a failure to manage our operating and control environments could adversely affect our ability to limit expense growth in the future.

     Income taxes. The Company recorded a benefit from income taxes of $4.1 million in the second quarter 2009, compared to tax expense of $.7 million for the same quarter 2008 primarily due to a net loss in the second quarter of 2009. For the six months ended June 30, 2009 the benefit from income taxes was $14.6 million, compared to $1.6 million in expense for the same period in 2008.

Balance Sheet Overview

     Period end total assets were $2.6 billion as of June 30, 2009 an increase of 4% since year end 2008. Period end total loans decreased by 7% or $148 million since December 31, 2008, while total deposits increased 4% or $85 million in the same period. This resulted in our loan to deposit ratio declining to 91% at June 30, 2009 from 102% at year end 2008. Unused commitments also continued to contract during the first half of 2009 contributing to the reduction in the Company’s risk weighted assets. For additional information, see the discussion under the subheading “Business Developments” above. Our long-term balance sheet management efforts are focused on growth in targeted areas that support our corporate objectives and include:

  Small business and middle market commercial lending;

  Owner-occupied commercial real estate lending;

  Home equity lending; and

  Core deposit production.

     Reflecting the weak economy and real estate market conditions, we expect our residential and commercial construction loan portfolios to continue to contract throughout 2009. We also have implemented a more cautious approach to extending new credit in the residential and commercial construction, non-owner occupied commercial real estate and housing related commercial loan categories.

     Our ability to achieve loan and deposit growth in the future will be dependent on many factors, including our liquidity and capital strategies, the effects of competition, the effect of regulatory initiatives, including limitations on growth in the Bank’s balance sheet, the health of the real estate market, economic conditions in our markets, and our ability to retain key personnel and valued customers.

     We will continue to focus on generating demand and other retail, or “core,” deposits. In order to generate core deposits, we put an emphasis on launching transaction and depository services to satisfy the cash and deposit transaction needs of business customers. We believe our success in retaining and growing low cost demand deposit balances can be attributed to the availability of these sophisticated products, as well as our continued emphasis on our free checking products for both the business and consumer segments, our strong branch network and the strength of our employee base. Customer demand deposit balances and the attractiveness of interest bearing deposit products, such as money market and time deposit products, are influenced by the level and shape of the yield curve. This, in turn, influences whether we pursue time deposits or other funding sources on a short term basis.

     The competition for deposit funding has and continues to be intense. Due to heightened uncertainty about stability of the banking system larger deposit customers are diversifying balances among multiple banks. Moreover, large commercial banks and new entrants into banking, as a result of their recent grants of bank holding company status, are also aggressively pursuing FDIC insured deposits as a new source of funds, as are long term market participants that are experiencing a need for additional liquidity. This includes aggressively priced wide reaching interest deposit gathering efforts that do not require a local physical presence. These factors have not only impacted volume but also the cost of deposit funding. A sustained fierce competitive environment and customer concerns regarding the safety of their deposits could hinder our efforts to retain and grow our core deposit base in the future and maintain this integral source of liquidity for the Bank. Regulatory limitations on our ability to accept brokered deposits will also limit our deposit funding options.

Investment Portfolio

     The composition and carrying value of Bancorp’s investment portfolio is as follows:

	June 30, 2009			December 31, 2008
	Amortized		Unrealized	Amortized		Unrealized
(Dollars in thousands)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)
U. S. Treasury securities	$45,223	$45,292	$69	$200	$223	$23
U.S. Government agency securities	38,942	38,943	1	7,310	7,387	77
Corporate securities	14,401	9,302	(5,099)	12,608	10,877	(1,731)
Mortgage-backed securities	198,814	196,969	(1,845)	94,846	92,566	(2,280)
Obligations of state and political subdivisions	68,994	70,144	1,150	81,025	82,398	1,373
Equity and other securities	9,298	9,264	(34)	5,161	5,064	(97)
Total Investment Portfolio	$375,672	$369,914	$(5,758)	$201,150	$198,515	$(2,635)

     The June 30, 2009, investment portfolio balance of $369.9 million increased $171.4 million from December 31, 2008. At June 30, 2009, total investment securities available for sale had a pre-tax net unrealized loss of $5.8 million. We increased our investment securities balance as part of our effort to limit risk-weighted assets and to make additional securities available to meet pledging requirements for public deposits and funding from government sources such as the Federal Home Loan Bank (“FHLB”).

     In the third quarter of 2008, the Company recorded other than temporary impairment (“OTTI”) charges totaling $6.3 million pretax; $.4 million relating to an investment in a Lehman Brothers bond, $3.1 million related to two pooled trust preferred investments in our corporate security portfolio, as well as $2.8 million for an investment in Freddie Mac preferred stock held in the Company’s equity and other securities portfolio. The $3.1 million OTTI related to two trust preferred investments was subsequently reversed as of March 31, 2009. The unrealized losses on these securities are now included in the unrealized loss in the portfolio of $5.8 million noted above.

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

     For additional detail regarding our investment portfolio, see Note 3 “Investment Securities” and Note 12 “Fair Value Measurement” of our interim financial statements included under Item 1 of this report.

Loan Portfolio

     The composition of Bancorp’s loan portfolio is as follows for the periods shown:

(Dollars in thousands)	June 30,	% of total	December 31,	% of total	Change		June 30,	% of total
	2009	loans	2008	loans	Amount	%	2008	loans
Commercial loans	$428,852	22.4%	$482,405	23.4%	$(53,553)	-11.1%	$512,689	23.8%
Commercial real estate construction	71,945	3.8%	92,414	4.5%	(20,469)	-22.1%	94,583	4.4%
Residential real estate construction	119,240	6.2%	139,651	6.7%	(20,411)	-14.6%	152,438	7.0%
Two-step residential construction loans	10,348	0.5%	53,084	2.6%	(42,736)	-80.5%	145,703	6.8%
Total real estate construction loans	201,533	10.5%	285,149	13.8%	(83,616)	-29.3%	392,724	18.2%
Mortgage	83,941	4.4%	87,628	4.2%	(3,687)	-4.2%	87,735	4.1%
Nonstandard mortgage	23,916	1.2%	32,597	1.6%	(8,681)	-26.6%	30,536	1.4%
Home equity line of credit	280,366	14.6%	272,983	13.2%	7,383	2.7%	259,500	12.0%
Total real estate mortgage loans	388,223	20.2%	393,208	19.0%	(4,985)	-1.3%	377,771	17.5%
Commercial real estate loans	878,379	45.8%	882,092	42.7%	(3,713)	-0.4%	847,430	39.3%
Installment and other consumer loans	20,041	1.1%	21,942	1.1%	(1,901)	-8.7%	23,102	1.2%
Total loans	$1,917,028	100.0%	$2,064,796	100.0%	$(147,768)	-7.2%	$2,153,716	100.0%

     The Company’s total loan portfolio was $1.9 billion at June 30, 2009, a decrease of $148 million, or 7%, from December 31, 2008. Interest and fees earned on our loan portfolio is our primary source of revenue and a decline in loan originations will have a negative impact on loan balances, interest income, and loan fees earned. We anticipate that continued weakness in the economy and housing market will result in construction loan balances declining further in 2009, and thus put continued downward pressure on loan related revenues.

     As of June 30, 2009, the Company had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, were on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Company. At June 30, 2009, and December 31, 2008, Bancorp had no bankers’ acceptances.

     Below is a discussion of our loan portfolio by category. In certain tables we distinguish loans other than two-step loans from those in our two-step loan portfolio. Management is providing this information to aid in the readers’ understanding of the impact of the two-step loan portfolio on our entire loan portfolio.

     Commercial. The commercial loan portfolio decreased $54 million, or 11%, since year end 2008. The decline in this portfolio was a direct reflection of the adverse economic conditions. We also elected to limit new loan originations to customers in certain sectors, including businesses related to the housing industry, and also determined to exit certain high risk client relationships. However, in terms of our long term strategy we expect the commercial loan portfolio to be an important contributor to growth in future revenues. Over the past several years developments in our treasury management product line, including the introduction of our iDeposit and Re$ubmitIt products, have enhanced our ability to attract and retain commercial core deposit and lending relationships. We also believe that our expanded branch network continues to be an important point of service contact for not only our retail customers but also our commercial relationships.

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

     Real Estate Construction. The composition of real estate construction loans by type of project is as follows for the periods shown:

					Change from
	June 30, 2009		December 31, 2008		December 31, 2008		June 30, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial construction	$72,045	36%	$96,372	34%	$(24,327)	-25%	$94,779	24%
Two-step loans	10,348	5%	53,084	19%	(42,736)	-81%	145,703	37%
Residential construction to builders	62,276	31%	71,296	25%	(9,020)	-13%	77,129	20%
Residential subdivision or site development	56,997	28%	64,728	22%	(7,731)	-12%	75,626	19%
Net deferred fees	(133)	0%	(331)	0%	198	60%	(513)	0%
Total real estate construction loans	$201,533	100%	$285,149	100%	$(83,616)	-29%	$392,724	100%

     At June 30, 2009, the balance of real estate construction loans was $202 million, down $84 million or 29% from $285 million at December 31, 2008. Total real estate construction loans represented 11% of the loan portfolio at the end of the second quarter, down from 14% at December 31, 2008 and 18% a year ago. The Bank was within regulatory guidelines for concentrations in construction loans outstanding relative to the combination of Tier 1 capital and allowance for credit losses at June 30, 2009.

     Real estate construction loans to builders are generally secured by the property underlying the project that is being financed. Construction loans to builders and developers typically have terms from 12 to 24 months and initial loan to value ratios in the range of 60% to 85%, based on the estimated value of the collateral to be built at the time of loan origination. Per the Realtors Multiple Listing Service, the June 2009 housing inventory in our markets fell to 8.7 months, the lowest level since October 2007 as unit inventory declined 19% and home sales increased slightly. However, until the supply and demand for new homes are more in balance, there will be limited demand for new residential construction loans in the market place. We are not currently pursuing acquisition of new builder clients for single family residential financing, nor are we financing additional residential land or the development of residential lots at this time. We anticipate providing limited vertical construction financing to selective builders in order to reduce nonaccruing or OREO residential site development balances.

     The composition of the residential land and construction portfolio by purpose is as follows for the periods shown.

	West Coast Bancorp
	Residential construction and land loans including two-step loans

(Dollars in thousands, unaudited)	June 30, 2009		December 31, 2008		June 30, 2008
		Percent of		Percent of		Percent of
	Amount	total loans[2]	Amount	total loans[2]	Amount	total loans[2]
Accruing residential construction loans and land loans
Land loans[1]	$10,281	0.5%	$17,887	0.9%	$24,413	1.1%
Site development	23,276	1.2%	37,437	1.8%	72,960	3.4%
Vertical construction	49,838	2.6%	61,593	3.0%	73,253	3.4%
Two-step residential construction to individuals	-	0.0%	3,124	0.2%	46,975	2.2%
Total accruing residential construction and land loans	$83,395	4.4%	$120,041	5.8%	$217,601	10.1%

Nonaccrual residential construction loans and land loans
Land loans[1]	$7,629	0.4%	$5,608	0.3%	$1,396	0.1%
Site development	33,721	1.8%	27,291	1.3%	2,830	0.1%
Vertical construction	12,438	0.6%	9,703	0.5%	3,712	0.2%
Two-step residential construction to individuals	10,348	0.5%	49,960	2.4%	98,728	4.6%
Total nonaccrual residential construction and land loans	$64,136	3.3%	$92,562	4.5%	$106,666	5.0%

Total residential construction and land loans
Land loans[1]	$17,910	0.9%	$23,495	1.1%	$25,809	1.2%
Site development	56,997	3.0%	64,728	3.1%	75,790	3.5%
Vertical construction	62,276	3.2%	71,296	3.5%	76,965	3.6%
Two-step residential construction to individuals	10,348	0.5%	53,084	2.6%	145,703	6.8%
Total residential construction and land loans	$147,531	7.7%	$212,603	10.3%	$324,267	15.1%

1 Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios.
2 Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     As shown in the table above, of the $147.5 million residential land and construction portfolio, $83.4 million was accruing and $64.1 million was nonaccruing at June 30, 2009. The residential vertical construction component comprised of $62.3 million in loans in total includes $34 million in condominium loans, $24 million in speculative construction loans, and $4 million in pre-sold construction loans. At $17.9 million in total, residential land loans account for just 1% of the Company’s total loan portfolio at June 30, 2009. Our land loans typically had loan to value ratios of 60% or less at the time of origination. Geographically, residential land is not heavily concentrated in any single county within our market areas. The site development component accounts for the largest portion of the nonaccrual residential construction and land loan balances.

     The following table shows the components of our accruing construction and land loans outside the two-step portfolio as of the dates shown:

	West Coast Bancorp
	Accruing construction and land loans outside the two-step portfolio
(Dollars in thousands, unaudited)	June 30, 2009		December 31, 2008		June 30, 2008
		Percent of		Percent of		Percent of
	Amount	total loans[2]	Amount	total loans[2]	Amount	total loans[2]
Land loans[1]	$28,878	1.5%	$40,492	2.0%	$42,860	2.0%
Residential construction loans other than two-step loans	73,115	3.8%	99,030	4.8%	146,213	6.8%
Commercial construction loans	69,123	3.6%	89,694	4.3%	94,779	4.4%
Total construction and land loans other than two-step loans	$171,116	8.9%	$229,216	11.1%	$283,852	13.2%

Components of residential construction and land loans other than two-step loans:
Land loans[1]	$10,281	0.5%	$17,887	0.9%	$24,413	1.1%
Site development	23,276	1.2%	37,437	1.8%	72,960	3.4%
Vertical construction	49,838	2.6%	61,593	3.0%	73,253	3.4%
Total residential construction and land loans other than two-step loans	$83,395	4.4%	$116,917	5.7%	$170,626	7.9%

Components of commercial construction and land loans:
Land loans[1]	$18,597	1.0%	$22,605	1.1%	$18,447	0.9%
Site development	607	0.0%	607	0.0%	1,122	0.1%
Vertical construction	68,517	3.6%	89,087	4.3%	93,657	4.3%
Total commercial construction and land loans	$87,721	4.6%	$112,299	5.4%	$113,226	5.3%

Components of total construction and land loans other than two-step loans:
Land loans[1]	$28,878	1.5%	$40,492	2.0%	$42,860	2.0%
Site development	23,883	1.2%	38,044	1.8%	74,082	3.4%
Vertical construction	118,355	6.2%	150,680	7.3%	166,910	7.7%
Total construction and land loans other than two-step loans	$171,116	8.9%	$229,216	11.1%	$283,852	13.2%

1 Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios.
2 Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     At June 30, 2009, there were $171.1 million in accruing construction and land loans. The accruing residential construction and land loans amount to $83.4 million at June 30, 2009. Particularly in the residential land and site development components, the credit quality has been severely impacted by the housing downturn. At June 30, 2009, accruing residential land and site development loans measured $33.6 million down from $97.4 million a year ago. As a result, we expect a slowing trend of migration to nonaccrual status from such loans.

     Real Estate Mortgage. The following table presents the components of our real estate mortgage loan portfolio.

					Change from
	June 30, 2009		December 31, 2008		December 31, 2008		June 30, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Mortgage	$83,941	22%	$87,628	22%	$(3,687)	-4%	$87,735	23%
Nonstandard mortgage product	23,916	6%	32,597	8%	(8,681)	-27%	30,536	8%
Home equity loans and lines of credit	280,366	72%	272,983	70%	7,383	3%	259,500	69%
Total real estate mortgage	$388,223	100%	$393,208	100%	$(4,985)	-1%	$377,771	100%

     At June 30, 2009, real estate mortgage loan balances were $388.2 million or approximately 20% of the Company’s total loan portfolio. This included $23.9 million in our nonstandard mortgage product, a decline from $32.6 million at December 31, 2008 due to very limited nonstandard mortgage loan originations, charge-offs, and pay downs. At June 30, 2009 the allowance for credit losses associated with nonstandard loans was $1.7 million.

     Home equity lines and loans represented about 72% or $280.4 million of the real estate mortgage portfolio. The Bank’s home equity lines and loans were almost entirely generated within our market area and were originated through our branches. The portfolio grew steadily over the past few years as a result of focused and on going marketing efforts; however, growth has slowed recently as a result of the Bank’s ongoing analysis of market conditions, adjustments being made to our pricing and underwriting standards and decreased demand. As shown below, the home equity line utilization percentage has averaged approximately 59% at June 30, 2009, and has been fairly consistent across the year of origination.

	Year of Origination
	Year to date						2003 &
(Dollars in thousands)	06/30/09	2008	2007	2006	2005	2004	Earlier	Total
Home Equity Lines
Commitments	$22,865	$69,097	$85,966	$88,244	$64,616	$30,529	$61,820	$423,137
Outstanding Balance	13,786	41,054	54,846	54,202	40,180	16,716	29,274	250,058

Utilization	60.3%	59.4%	63.8%	61.4%	62.2%	54.8%	47.4%	59.1%

Home Equity Loans
Outstanding Balance	1,516	9,252	7,591	5,872	1,421	1,182	3,474	30,308

Total Home Equity Outstanding	$15,302	$50,306	$62,437	$60,074	$41,601	$17,898	$32,748	$280,366

     As indicated in the table below, the average Beacon score for the home equity line and loan portfolios were 762 and 730, respectively. While the delinquencies and charge-offs have been modest within these portfolios we anticipate the weak economy coupled with higher unemployment will lead to increased delinquencies and charge-offs going forward. The original average loan-to-value ratios of 64% and 62% for home equity line and loan portfolios, respectively, reflect that the majority of the originations were done at loan-to-value ratios of less that 80%. The significant amount of related loans and deposits is a result of our home equity line and loan portfolios being sourced to relationship customers and solely through our branch network.

     The following table presents an overview of home equity lines of credit and loans as of the dates shown.

(Dollars in thousands)
	June 30, 2009		December 31, 2008
	Lines	Loans	Lines	Loans
Total Outstanding Balance	$250,058	$30,308	$239,457	$33,526

Average Current Beacon Score	762	730	763	729

Delinquent % 30 Days or Greater	0.03%	0.04%	0.04%	0.22%
% Net Charge-Offs Year to Date	0.53%	1.64%	0.05%	0.28%

% 1st Lien Position	38%	39%	34%	39%
% 2nd Lien Position	62%	61%	66%	61%

Overall Original Loan-to-Value	64%	62%	65%	64%

Original Loan-to-Value < 80%	79%	67%	75%	66%
Original Loan-to-Value > 80, < 90%	20%	26%	24%	28%
Original Loan-to-Value > 90, < 100%	1%	7%	1%	6%
	100%	100%	100%	100%

Total $ Related Loans / Deposits[1]	$319,148	$19,033	$367,956	$20,857

1 These amounts represent other loan and deposit balances associated with our customers having a home equity line or loan.

     The following table shows home equity lines of credit and loans by market areas at the date shown and indicates a geographic distribution of balances representative of our branch presence in these markets.

(Dollars in thousands)
	June 30,	Percent of	December 31,	Percent of
Region	2009	total	2008	total
Portland, Oregon / Vancouver, Washington	$119,794	43%	$114,148	42%
Willamette Valley (Salem, Eugene)	85,577	31%	85,293	31%
Western Washington (Olympia, Seattle)	37,217	13%	36,499	14%
Oregon Coast (Newport, Lincoln City)	26,059	9%	25,032	9%
Central Oregon (Bend, Redmond)	8,497	3%	8,553	3%
Other	3,222	1%	3,458	1%
Total home equity loans and lines of credit	$280,366	100%	$272,983	100%

     Commercial Real Estate. The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands)	June 30, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Office Buildings	$189,566	21.6%	$195,033	22.1%
Retail Facilities	119,890	13.6%	118,072	13.4%
Commercial/Agricultural	64,275	7.3%	65,177	7.4%
Multi-Family - 5+ Residential	61,342	7.0%	59,386	6.7%
Medical Offices	61,236	7.0%	62,111	7.1%
Industrial parks and related	55,622	6.3%	58,514	6.6%
Manufacturing Plants	49,709	5.7%	42,102	4.8%
Hotels/Motels	38,070	4.3%	36,478	4.1%
Land Development and Raw Land	27,881	3.2%	31,582	3.6%
Mini Storage	29,395	3.3%	27,725	3.2%
Assisted Living	20,113	2.3%	20,360	2.3%
Food Establishments	18,721	2.1%	18,897	2.1%
Other	142,559	16.3%	146,655	16.6%
Total commercial real estate loans	$878,379	100.0%	$882,092	100.0%

     As shown above, the term commercial real estate portfolio balance decreased $3.7 million or .4% from December 31, 2008 to June 30, 2009. The decline occurred in the non-owner occupied segment which, by occupancy type, represented approximately 49% of the total commercial real estate loans portfolio at June 30, 2009. Due to the market conditions, loan policy concentration limits and de-emphasis on non-owner occupied term commercial real estate, we project the non-owner occupied segment to continue to decline relative to the owner occupied segment in the future. The Bank was within regulatory guidelines for concentrations in total commercial real estate loans outstanding relative to the combination of Tier 1 capital and allowance for credit losses at June 30, 2009. Office buildings and retail facilities account for 35% of the collateral securing the $878.4 million term commercial real estate portfolio at the end of the second quarter. The term commercial real estate portfolio is seasoned. Over the next two years approximately $62.0 million in commercial real estate loans are scheduled to mature in our loan portfolio. We believe the Bank’s underwriting of term commercial real estate loans is consistent with the industry with loan to value ratios generally not exceeding 75% and debt service coverage ratios generally at 120% or better at origination.

     The composition of the commercial real estate loan portfolio by occupancy type is as follows:

	June 30, 2009		December 31, 2008		Change
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent
Owner occupied	$450,090	51%	$416,817	47%	$33,273	8%
Non-owner occupied	428,289	49%	465,275	53%	(36,986)	-8%
Total commercial real estate loans	$878,379	100%	$882,092	100%	$(3,713)	0%

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

     Our residential construction portfolio, consisting of developers and builders, is a portfolio we consider to have higher risk. The current downturn in residential real estate has slowed land, lot and home sales within our markets, has resulted in lengthening the marketing period for completed homes and has negatively affected borrower liquidity and collateral values. We have been reducing our exposure in residential construction, including establishing new targets to lower our concentration levels in loans of this type. We also expect the downturn in housing to continue to increase the risk profile of related commercial borrowers, particularly those that are involved in commercial activities that support the supply chain of products and services used by the housing industry. Accordingly, we are monitoring the financial condition of existing borrowers within this commercial loan segment and are selectively managing the level of loan exposure downward. An important component of managing our residential construction portfolio involves stress testing, at both a portfolio and individual borrower level. Our stress test for individual residential construction borrowers focuses on examining project performance relative to cash flow and collateral value under a range of assumptions that include interest rates, absorption, unit sales prices, and capitalization rate assumptions. This level of risk monitoring helps the Bank identify potential problem loans early and put together action plans, which may include requiring borrowers to replenish interest reserves, decrease construction draws, or transfer the borrowing relationship to our special asset team for closer monitoring.

     Current economic conditions are the most challenging the banking industry has faced in many years, and we expect economic pressures to continue during 2009. Consequently, we are highly focused on monitoring and managing credit risk across all of our loan portfolios. As part of our ongoing lending process, internal risk ratings are assigned to each commercial, commercial real estate and real estate construction loan before the funds are advanced to the customer. Credit risk ratings are based on our assessment of the borrower’s credit worthiness and the quality of our collateral position at the time a particular loan is made. Thereafter, credit risk ratings are evaluated on an ongoing basis focusing on our interpretation of relevant risk factors known to us at the time of each evaluation. Large credit relationships have their credit risk rating reviewed at least annually, and given current economic conditions, risk rating evaluations may occur more frequently. Our relationship managers play a critical element in this process by evaluating the ongoing financial condition of each borrower in their respective portfolio of loans. These activities include, but are not limited to, maintaining open communication channels with borrowers, analyzing periodic financial statements and cash flow projections, evaluating collateral, monitoring covenant compliance, and evaluating the financial capacity of guarantors. Collectively, these activities represent an ongoing process which results in an assessment of credit risk associated with each commercial, commercial real estate, and real estate construction loan consistent with our internal risk rating guidelines. Our risk rating process is a critical component in estimating the required allowance for credit losses, as discussed in the Allowance for Credit Losses section which follows. Credit files are also examined periodically on a sample test basis by our credit review department and internal auditors, as well as by regulatory examiners. Examinations by our credit review department and regulatory examiners can lead to additional changes in risk ratings, which, in turn, may lead to additional provision for credit losses in a particular period to keep our allowance for credit losses in line with revised expectations.

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

Nonperforming Assets and Delinquencies

     Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing interest and OREO. The following table presents information with respect to total nonaccrual loans by category and OREO for the periods shown.

Total loan portfolio, nonperforming assets:	June 30, 2009		December 31, 2008				June 30, 2008
		Percent of		Percent of				Percent of
		loan		loan				loan
(Dollars in thousands)	Amount	category	Amount	category	Change	Percent	Amount	category
Commercial loans	$34,396	8.0%	$6,250	1.3%	$28,146	450.3%	$4,168	0.8%
Real estate construction loans:
Commercial real estate construction	2,922	4.1%	2,922	3.2%	-	0.0%	-	0.0%
Residential real estate construction	46,159	38.7%	40,752	29.2%	5,407	13.3%	6,542	4.3%
Two-step residential construction	10,348	100.0%	49,960	94.1%	(39,612)	-79.3%	98,728	67.8%
Total real estate construction loans	59,429	29.5%	93,634	32.8%	(34,205)	-36.5%	105,270	26.8%
Real estate mortgage loans:
Mortgage	14,179	16.9%	8,283	9.5%	5,896	71.2%	1,888	2.2%
Nonstandard mortgage product	10,486	43.8%	15,229	46.7%	(4,743)	-31.1%	5,849	19.2%
Home equity line of credit	1,259	0.4%	1,043	0.4%	216	20.7%	278	0.1%
Total real estate mortgage loans	25,924	6.7%	24,555	6.2%	1,369	5.6%	8,015	2.1%
Commercial real estate loans	6,905	0.8%	3,145	0.4%	3,760	119.6%	2,074	0.2%
Installment and other consumer loans	69	0.3%	6	0.0%	63	1050.0%	2	0.0%
Total nonaccrual loans	126,723	6.6%	127,590	6.2%	(867)	-0.7%	119,529	5.5%
90 day past due and accruing interest	-		-		-		-
Total nonperforming loans	126,723	6.6%	127,590	6.2%	(867)	-0.7%	119,529	5.5%
Other real estate owned	83,830		70,110		13,720	19.6%	27,892
Total nonperforming assets	210,553		197,700		12,853		147,421

Nonperforming loans to total loans	6.61%		6.18%				5.55%
Nonperforming assets to total assets	8.06%		7.86%				5.60%

Delinquent loans 30-89 days past due	$16,082		$6,850		$9,232		$9,432
Delinquent loans to total loans	0.84%		0.34%				0.47%

Loans other than two-step loans:
Nonaccrual loans	$116,375		$77,630		$38,745		$20,801
Other real estate owned	14,198		10,088		4,110		1,432
Total nonperforming assets	$130,573		$87,718		$42,855		$22,233

Nonperforming loans to total loans	6.10%		3.86%		2.24%		1.04%
Nonperforming assets to total assets	5.00%		3.49%		1.51%		0.84%

Two-step loans:
Nonaccrual two-step loans	$10,348		$49,960		$(39,612)		$98,728
Other real estate owned two-step loans	69,632		60,022		9,610		26,460
Total nonperforming two-step assets	$79,980		$109,982		$(30,002)		$125,188

     At June 30, 2009, total nonperforming assets were $210.6 million, or 8.06% of total assets, compared to $197.7 million, or 7.86%, at December 31, 2008. Three commercial relationships represent $26.2 million of the $34.4 million nonaccrual commercial balance at June 30, 2009. Two-step nonperforming assets accounted for $80.0 million or 38% of total nonperforming assets at June 30, 2009. For additional information, see “Nonperforming Assets and Delinquencies – Two-Step Loans” below. The amount and level of nonaccrual loans depends on portfolio growth, portfolio seasoning, problem loan recognition and resolution through collections, sales or charge-offs. The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors particular to a borrower, such as actions of a borrower’s management or conditions affecting a borrower’s business.

     Nonperforming assets other than two-step loans increased from $87.7 million at year end 2008 to $130.6 million, or 5.00% of total assets, at June 30, 2009. At June 30, 2009, such nonperforming assets had been written down 23% from their original principal loan balance. The increase in other than two-step nonperforming loans was primarily due to higher nonaccrual loans which increased $38.7 million from December 31, 2008. The majority of the increase within these nonperforming assets since December 31, 2008 was caused by a $28.1 million increase in nonaccrual commercial loans, which was predominantly associated with three client relationships, a $5.9 million increase in nonaccrual mortgage loans, and a $5.4 million increase in nonaccrual residential real estate construction loans. Nonperforming assets associated with two-step loans declined to $80 million from $110 million at December 31, 2008 mainly due to the disposition of 78 two-step related OREO properties during the first six months of 2009.

     The following table shows the components of our nonaccrual construction and land loans outside the two-step portfolio as of the dates shown.

	Nonaccrual construction and land loans outside the two-step portfolio
	June 30, 2009		December 31, 2008		Change		June 30, 2008
		Percent of		Percent of				Percent of
		loan		loan				loan
(Dollars in thousands, unaudited)	Amount	category[2]	Amount	category[2]	Amount	Percent	Amount	category[2]
Land loans[1]	$8,625	23.0%	$5,794	12.5%	$2,831	48.9%	$1,396	0.5%
Residential construction loans other than two-step loans	46,159	38.7%	36,994	27.2%	9,165	24.8%	6,542	2.2%
Commercial construction loans	2,922	4.1%	2,922	3.2%	-	0.0%	-	0.0%
Total nonaccrual construction and land loans other than two-step loans	$57,706	25.2%	$45,710	16.6%	$11,996	26.2%	$7,938	2.7%

Components of nonaccrual residential construction and
land loans other than two-step loans:
Land loans[1]	$7,629	42.6%	$5,608	23.9%	$2,021	36.0%	$1,396	0.8%
Site development	33,721	59.2%	27,291	42.2%	6,430	23.6%	2,830	1.6%
Vertical construction	12,438	20.0%	9,703	13.6%	2,735	28.2%	3,712	2.1%
Total nonaccrual residential construction and land loans other than two-step loans	$53,788	39.2%	$42,602	26.7%	$11,186	26.3%	$7,938	4.5%

Components of nonaccrual commercial construction and land loans:
Land loans[1]	996	5.1%	186	0.8%	$810	435.5%	-	0.0%
Site development	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Vertical construction	2,922	4.1%	2,922	3.2%	-	0.0%	-	0.0%
Total nonaccrual commercial construction and land loans	$3,918	4.3%	$3,108	2.7%	$810	26.1%	$-	0.0%

Components of total nonaccrual construction and land
loans other than two-step loans:
Land loans[1]	$8,625	23.0%	$5,794	12.5%	$2,831	48.9%	$1,396	0.5%
Site development	33,721	58.5%	27,291	41.8%	6,430	23.6%	2,830	1.0%
Vertical construction	15,360	11.5%	12,625	7.7%	2,735	21.7%	3,712	1.3%
Total nonaccrual construction and land loans other than two-step loans	$57,706	25.2%	$45,710	16.6%	$11,996	26.2%	$7,938	2.7%

1 Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios.
2 Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     As indicated in the above table and reflecting the difficulties in the housing market, the $57.7 million in nonaccrual construction and land loan balances outside the two-step portfolio were mostly related to the residential category. The residential construction and land loan nonaccrual balance increased $11.2 million from year end 2008 and represented 39.2% of total such loans at June 30, 2009, with the highest level of nonperforming assets in the site development component.

     The following table presents activity in the total OREO portfolio for the periods shown.

					Total OREO property sales
(Dollars in thousands)	Total OREO activity		Total short sales		and short sales
Full year 2008:	Amount	Number	Amount	Number	Amount	Number
Beginning balance January 1, 2008	$3,255	15
Additions to OREO	87,799	336
Capitalized improvements	1,329
Valuation adjustments	(4,785)
Disposition of OREO properties and short sales	(17,488)	(63)	$(11,448)	(40)	$(28,936)	(103)
Ending balance December 31, 2008	$70,110	288

Quarterly 2009:
Beginning balance January 1, 2009	$70,110	288
Additions to OREO	25,249	79
Capitalized improvements	682
Valuation adjustments	(4,761)
Disposition of OREO properties and short sales	(4,091)	(18)	$(3,450)	(11)	$(7,541)	(29)
Ending balance March 31, 2009	$87,189	349

Additions to OREO	13,663	48
Capitalized improvements	1,156
Valuation adjustments	(3,064)
Disposition of OREO properties and short sales	(15,114)	(62)	$(1,686)	(5)	$(16,800)	(67)
Ending balance June 30, 2009	$83,830	335

Year to date 2009:
Beginning balance January 1, 2009	$70,110	288
Additions to OREO	38,912	127
Capitalized improvements	1,838
Valuation adjustments	(7,825)
Disposition of OREO properties and short sales	(19,205)	(80)	$(5,136)	(16)	$(24,341)	(96)
Ending balance June 30, 2009	$83,830	335

     OREO is real property of which the Bank has taken possession either through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in partial or full satisfaction of a loan or loans. The Company held 335 OREO properties at June 30, 2009, with a total net book value of $83.8 million. Of these, 278 were related to the two-step program. OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. During the first six months of 2009, the Company sold 80 OREO properties, 68 of which were two-step related. Outside of the OREO portfolio the Bank also closed 10 two-step related short sales in the same period for a total of 78 two-step related dispositions. Short sales occur when we accept an agreement with a loan obligor to sell the Bank's collateral on a loan that produces net proceeds that is less than what is owed. The obligor receives no proceeds; however, the debt is fully extinguished. A short sale is an alternative to foreclosure. The losses on short sales and valuation adjustments on loans prior to taking ownership of property in OREO are recorded directly to the two-step allowance for loan losses.

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

     The following table presents activity related to the other than two-step OREO portfolio for the periods shown.

	Other than two-step related		Other than two-step short		Other than two-step OREO
(Dollars in thousands)	OREO activity		sales		property sales and short sales
Full year 2008:	Amount	Number	Amount	Number	Amount	Number
Beginning balance January 1, 2008	$-	1
Additions to OREO	11,936	42
Capitalized improvements	10
Valuation adjustments	(499)
Disposition of OREO properties and short sales	(1,359)	(6)	$-	-	$(1,359)	(6)
Ending balance December 31, 2008	$10,088	37

Quarterly 2009:
Beginning balance January 1, 2009	$10,088	37
Additions to OREO	4,614	17
Capitalized improvements	14
Valuation adjustments	(651)
Disposition of OREO properties and short sales	(195)	(1)	$(948)	(4)	$(1,143)	(5)
Ending balance March 31, 2009	$13,870	53

Additions to OREO	3,841	15
Capitalized improvements	76
Valuation adjustments	(744)
Disposition of OREO properties and short sales	(2,845)	(11)	$(509)	(2)	$(3,354)	(13)
Ending balance June 30, 2009	$14,198	57

Year to date 2009:
Beginning balance January 1, 2009	$10,088	37
Additions to OREO	8,455	32
Capitalized improvements	90
Valuation adjustments	(1,395)
Disposition of OREO properties and short sales	(3,040)	(12)	$(1,457)	(6)	$(4,497)	(18)
Ending balance June 30, 2009	$14,198	57

     The following table presents activity in the two-step OREO portfolio and short sales completed for the periods shown.

					Total two-step OREO
					property sales and short
(Dollars in thousands)	Two-step related OREO activity		Two-step short sales		sales
Full year 2008:	Amount	Number	Amount	Number	Amount	Number
Beginning balance January 1, 2008	$3,255	14
Additions to OREO	75,863	294
Capitalized improvements	1,319
Valuation adjustments	(4,286)
Disposition of OREO properties and short sales	(16,129)	(57)	$(11,448)	(40)	$(27,577)	(97)
Ending balance December 31, 2008	$60,022	251

Quarterly 2009:
Beginning balance January 1, 2009	$60,022	251
Additions to OREO	20,635	62
Capitalized improvements	668
Valuation adjustments	(4,110)
Disposition of OREO properties and short sales	(3,896)	(17)	$(2,502)	(7)	$(6,398)	(24)
Ending balance March 31, 2009	$73,319	296

Additions to OREO	9,822	33
Capitalized improvements	1,080
Valuation adjustments	(2,320)
Disposition of OREO properties and short sales	(12,269)	(51)	$(1,177)	(3)	$(13,446)	(54)
Ending balance June 30, 2009	$69,632	278

Year to date 2009:
Beginning balance January 1, 2009	$60,022	251
Additions to OREO	30,457	95
Capitalized improvements	1,748
Valuation adjustments	(6,430)
Disposition of OREO properties and short sales	(16,165)	(68)	$(3,679)	(10)	$(19,844)	(78)
Ending balance June 30, 2009	$69,632	278

     During the second quarter we disposed of 54 two-step properties, 51 of which were OREO sales and 3 of which were short sales. The combined balance of OREO properties sold and loans associated with short sales was $13.4 million. To date, the majority of the OREO properties were acquired through non-judicial foreclosures, as the borrowers have not shown capacity to support the debt. At June 30, 2009, we had 42 two-step OREO sales and short sales pending. We expect the two-step OREO balance to continue to decline materially in the third quarter 2009 and forward thereafter.

     Delinquencies. Bancorp also monitors delinquencies, defined as loan balances 30-89 days past due, not on nonaccrual status, as an indicator of future nonperforming assets. Total delinquencies were $16.1 million or .84% of total loans at June 30, 2009, up from $8.1 million or ..39% at December 31, 2008 and $14.9 million or .69% at June 30, 2008.

     The following table summarizes total delinquent loan balances by type of loan as of the dates shown:

	June 30, 2009		December 31, 2008		June 30, 2008
		Percent of		Percent of		Percent of
		loan		loan		loan
(Dollars in thousands)	Amount	category	Amount	category	Amount	category
Loans 30-89 days past due, not in nonaccrual status
Commercial	$1,781	0.42%	$2,814	0.58%	$983	0.19%
Commercial real estate construction	-	0.00%	-	0.00%	83	0.09%
Residential real estate construction	5,895	2.93%	698	0.50%	1,976	1.29%
Two-step residential construction	-	0.00%	1,242	2.34%	5,462	3.75%
Total real estate construction	5,895	2.93%	1,940	0.68%	7,521	1.92%
Real estate mortgage:
Mortgage	6,052	7.21%	810	0.92%	914	0.24%
Nonstandard mortgage product	997	4.17%	965	3.10%	3,846	1.02%
Home equity lines of credit	86	0.03%	159	0.06%	598	0.16%
Total real estate mortgage	7,135	1.84%	1,934	0.49%	5,358	1.42%
Commercial real estate	1,170	0.13%	1,324	0.15%	824	0.10%
Installment and consumer	101	0.50%	80	0.36%	208	0.90%
Total loans 30-89 days past due, not in nonaccrual status	$16,082		$8,092		$14,894

Delinquent loans past due 30-89 days to total loans	0.84%		0.39%		0.69%

     The following table shows the components of our delinquent construction and land loans outside the two-step portfolio as of the dates shown.

	Delinquent construction and land loans outside the two-step loan portfolio
	June 30, 2009		December 31, 2008		Change		June 30, 2008
		Percent of		Percent of				Percent of
		loan		loan				loan
(Dollars in thousands, unaudited)	Amount	category[2]	Amount	category[2]	Amount	Percent	Amount	category[2]
Land loans[1]	$4,552	12.1%	$638	1.4%	$3,914	613.48%	$-	0.0%
Residential construction loans other than two-step loans	5,895	4.9%	698	0.5%	5,197	744.56%	1,976	0.7%
Commercial construction loans	-	0.0%	-	0.0%	-	0.00%	83	0.0%
Total 30-89 days past due construction loans other than two-step loans	$10,447	4.6%	$1,336	0.5%	$9,111	681.96%	$2,059	0.7%

Components of 30-89 days past due residential construction
and land loans other than two-step loans:
Land loans[1]	$3,961	22.1%	$165	0.7%	$3,796	2300.61%	$-	0.0%
Site development	2,521	4.4%	131	0.2%	2,390	1824.43%	-	0.0%
Vertical construction	3,374	5.4%	567	0.8%	2,807	495.06%	1,976	1.1%
Total 30-89 days past due residential construction and land
loans other than two-step loans	$9,856	7.2%	$863	0.5%	$8,993	1042.06%	$1,976	1.1%

Components of 30-89 days past due commercial construction and land loans:
Land loans[1]	$591	3.0%	$473	2.1%	$118	24.95%	$-	0.0%
Site development	-	0.0%	-	0.0%	-	0.00%	-	0.0%
Vertical construction	-	0.0%	-	0.0%	-	0.00%	83	0.1%
Total 30-89 days past due commercial construction and land loans	$591	0.6%	$473	0.4%	$118	24.95%	$83	0.1%

Components of total 30-89 days past due construction and
land loans other than two-step loans:
Land loans[1]	$4,552	12.1%	$638	1.4%	$3,914	613.48%	$-	0.0%
Site development	2,521	4.4%	131	0.2%	2,390	1824.43%	-	0.0%
Vertical construction	3,374	2.5%	567	0.3%	2,807	495.06%	2,059	0.7%
Total 30-89 days past due construction and land loans other than two-step loans	$10,447	4.6%	$1,336	0.5%	$9,111	681.96%	$2,059	0.7%

1 Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios.
2 Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     Delinquent construction and land loans outside the two-step portfolio were $10.4 million, or 4.6%, of such loans as of June 30, 2009, up from $1.3 million, or .5%, at December 31, 2008.

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

     Changes in the allowance for credit losses are presented for the periods shown in the following table.

	Three months ended	Three months ended	Three months ended
(Dollars in thousands)	June 30, 2009	December 31, 2008	March 31, 2009
Loans outstanding at end of period	$1,917,028	$2,064,796	$1,998,451
Average loans outstanding during the period	1,971,467	2,092,926	2,035,037

Allowance for credit losses, beginning of period	38,463	34,444	29,934
Provision for credit losses loans other than two-step loans	9,004	11,741	20,028
Provision for credit losses two-step loans	2,389	4,776	3,103
Total provision for credit losses	11,393	16,517	23,131
Loan charge-offs:
Commercial	(1,725)	(3,208)	(1,275)
Commercial real estate construction	-	(1,422)	-
Residential real estate construction	(4,891)	(5,299)	(5,101)
Two-step residential construction	(2,392)	(6,176)	(3,675)
Total real estate construction	(7,283)	(12,897)	(8,776)
Mortgage	(1,244)	(1,640)	(1,018)
Nonstandard mortgage	(320)	(2,495)	(1,929)
Home equity	(529)	(121)	(1,281)
Total real estate mortgage	(2,093)	(4,256)	(4,228)
Commercial real estate	(172)	(782)	(406)
Installment and consumer	(267)	(29)	(132)
Overdraft	(230)	(401)	(249)
Total loan charge-offs	(11,770)	(21,573)	(15,066)
Recoveries:
Commercial	392	122	217
Commercial real estate construction	-	-	-
Residential real estate construction	14	-	-
Two-step residential construction	3	319	151
Total real estate construction	17	319	151
Mortgage	-	-	3
Nonstandard mortgage	-	38	-
Home equity	-	2	-
Total real estate mortgage	-	40	3
Commercial real estate	-	-	-
Installment and consumer	16	15	22
Overdraft	58	50	71
Total recoveries	483	546	464
Net loan charge-offs	(11,287)	(21,027)	(14,602)
Allowance for credit losses, end of period	$38,569	$29,934	$38,463

Components of allowance for credit losses
Allowance for loan losses	$37,700	$28,920	$37,532
Reserve for unfunded commitments	869	1,014	931
Total allowance for credit losses	$38,569	$29,934	$38,463

Net loan charge-offs to average loans annualized	2.30%	4.00%	2.92%

Allowance for loan losses to total loans	1.97%	1.40%	1.88%
Allowance for credit losses to total loans	2.01%	1.45%	1.92%

     Changes in the allocation of the allowance for credit losses in the second quarter of 2009 were due primarily to chargeoffs associated with residential construction loans and unfavorable migration of risk ratings within loans other than two-step. At June 30, 2009, the Company’s allowance for credit losses was $38.6 million, consisting of a $33.9 million formula allowance, no specific allowance, a $3.8 million unallocated allowance and a $.9 million reserve for unfunded commitments. At December 31, 2008, our allowance for credit losses was $29.9 million, consisting of no specific allowance, a $27.0 million formula allowance, a $1.9 million unallocated allowance and a $1.0 million reserve for unfunded commitments.

     Changes in the allowance for credit losses are presented for the periods shown in the following table.

	Six months ended	Six months ended
(Dollars in thousands)	June 30, 2009	June 30, 2008
Allowance for credit losses, beginning of period	29,934	54,903
Provision for credit losses loans other than two-step loans	29,032	11,998
Provision for credit losses two-step loans	5,492	2,727
Total provision for credit losses	34,524	14,725
Loan charge-offs:
Commercial	(3,000)	(2,741)
Commercial real estate construction	-	-
Residential real estate construction	(9,992)	(605)
Two-step residential construction	(6,067)	(29,817)
Total real estate construction	(16,059)	(30,422)
Mortgage	(2,262)	(95)
Nonstandard mortgage	(2,249)	(136)
Home equity	(1,810)	(28)
Total real estate mortgage	(6,321)	(259)
Commercial real estate	(578)	-
Installment and consumer	(399)	(119)
Overdraft	(479)	(605)
Total loan charge-offs	(26,836)	(34,146)
Recoveries:
Commercial	609	32
Commercial real estate construction	-	-
Residential real estate construction	14	-
Two-step residential construction	154	1,305
Total real estate construction	168	1,305
Mortgage	3	-
Nonstandard mortgage	-	-
Home equity	-	52
Total real estate mortgage	3	52
Commercial real estate	-	-
Installment and consumer	38	54
Overdraft	129	120
Total recoveries	947	1,563
Net loan charge-offs	(25,889)	(32,583)
Allowance for credit losses, end of period	$38,569	$37,045

Components of allowance for credit losses
Allowance for loan losses	$37,700	$35,723
Reserve for unfunded commitments	869	1,322
Total allowance for credit losses	$38,569	$37,045

Net loan charge-offs to average loans annualized	2.61%	3.00%

     A significant portion of the year to date provision relates to risk rating migration and charge-offs for residential land and construction loans, as well as for commercial loans.

     At June 30, 2009, Bancorp’s allowance for credit losses and loan losses were 2.01% and 1.97% of total loans, respectively, up from 1.72% and 1.66% of total loans at June 30, 2008.

     Overall, we believe that the allowance for credit losses is adequate to absorb losses in the loan portfolio at June 30, 2009, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may later need to significantly adjust the allowance for credit losses considering factors in existence at such time, including economic, market, or business conditions and the results of ongoing internal and external examination processes. Please see Part II, Item 1A “Risk Factors” in this report and risk factors described in our 2008 10-K.

     Net Loan Charge-offs. For the quarter ended June 30, 2009, total net loan charge-offs were $11.3 million compared to $14.6 million for the quarter ended March 31, 2009. The 2009 year to date annualized net loan charge-offs to total average loans outstanding was 2.61%, down from 3.00% in the same period of 2008. For the six months ended June 30, 2009, total net loan charge-offs were $25.9 million down from $32.6 million for the same period in 2008. The reduction was caused by lower net charge-offs in the two-step residential construction category, partly offset by increased net chargeoffs on residential construction loans outside the two-step loan portfolio and in the residential mortgage category.

Deposits and Borrowings

     The following table summarizes the quarterly average dollar amount in, and the average interest rate paid on, each of the deposit and borrowing categories for the second quarters of 2009 and 2008.

	Second Quarter 2009			Second Quarter 2008
	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate
(Dollars in thousands)	Balance	of total	Paid	Balance	of total	Paid
Demand deposits	$478,289	23.0%	-	$467,664	22.8%	-
Interest bearing demand	298,012	14.4%	0.26%	288,425	14.1%	0.67%
Savings	87,624	4.2%	0.89%	69,239	3.4%	0.36%
Money market	599,417	28.8%	1.38%	662,962	32.4%	1.96%
Time deposits	614,472	29.6%	2.55%	558,087	27.3%	3.81%
Total deposits	2,077,814	100.0%	1.59%	2,046,377	100.0%	2.40%

Short-term borrowings	28,791		2.41%	183,827		2.73%
Long-term borrowings[1]	269,160		3.16%	157,751		4.38%
Total borrowings	297,951		3.09%	341,578		3.49%

Total deposits and borrowings	$2,375,765		1.83%	$2,387,955		2.52%

1 Long-term borrowings include junior subordinated debentures.

     Second quarter 2009 average total deposits increased 2% or $31.4 million from second quarter 2008. Our deposit mix remained fairly consistent with the same quarter in 2008, with slight increases in the important noninterest and interest bearing demand categories. We experienced year-over-year declines in money market deposits that were more than offset by increases in savings and time deposits. The average rate paid on total deposits in the second quarter of 2009 declined to 1.59% from 2.40% the second quarter of 2008 primarily due to lower market interest rates. Whether we will be successful maintaining and growing our low cost deposit base will depend on various factors, including deposit pricing, client behavior, regulatory limitations, and our success in competing for deposits in uncertain economic and market conditions.

     The time deposits category includes certificates of deposit, as well as brokered deposits, which include both wholesale brokered deposits and deposits arising out of the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”) network that are treated as brokered deposits for regulatory purposes. The CDARS network uses a deposit matching program to match CDARS deposits in other participating banks, dollar for dollar, enabling participating institutions to make additional FDIC coverage available to customers. At June 30, 2009, brokered deposits totaled $100.2 million or 5% of period end deposits, of which $47.6 million were CDARS deposits and $52.6 million were wholesale brokered deposits compared to $71.0 million in brokered deposits at December 31, 2008. CDARS deposits declined by $23.4 million during the first six months of 2009. Due to regulatory limitations, the Bank is limited in the amount of brokered deposits it may utilize, including CDARS deposits, and it is subject to certain limitations on the rates it can pay on deposits.

     During the first quarter of 2009, the Company raised $51.0 million in wholesale brokered deposits at attractive rates and maturities. During the second quarter of 2009, the Bank raised $23.7 million in deposits through internet listing services where the Company posts time deposit rates and other financial institutions contact us directly to open time deposit accounts. The primary reason for adding this wholesale funding was to purchase additional investment securities that would be available to be pledged as security to satisfy the pledging requirement for Washington state uninsured public deposits, which increased to a minimum of 100% of such deposits on July 1, 2009, from the 10% requirement prior to July 1, 2009. Subsequent to June 30, 2009 the pledging requirement for the Bank’s uninsured Oregon public deposits increased to 110%. The Bank has pledged securities to fully satisfy the new requirements. There can be no assurance that the Bank will be in a position to meet these requirements in the future and any failure to do so would lead to the withdrawal of such deposits from the Bank. Pledging requirements for various other sources of funding may also increase if our financial condition worsens.

     The average borrowing amounts from the FHLB and the Federal Reserve Bank (“FRB”) declined $43.6 million in the quarter ended June 30, 2009 compared to the same period last year. As shown in the table above, we also extended the maturities of our FHLB borrowings during the most recent quarter to reduce interest sensitivity on such borrowings. We felt the FHLB borrowings were competitively priced relative to interest bearing deposits, including certificates of deposit in the current market conditions.

     Our deposit and borrowing cost decreased 69 basis points since the second quarter of 2008, primarily reflecting the decline in market interest rates over the past year. The future funding mix will depend on and be affected by funding needs, customer demand, regulatory or government actions, the level of pledging required to support public deposits, the level of FDIC insurance available to customers and the relative cost and availability of other funding sources. Any failure to remain “well-capitalized” would have a material adverse effect on our ability to access certain funding sources.

     The balance at June 30, 2009 of junior subordinated debentures issued in connection with our prior issuances of pooled trust preferred securities was $51.0 million, unchanged from December 31, 2008. Under the terms of our pooled trust preferred securities, the Bank may defer payment of interest at its sole discretion. In light of operating losses incurred by the Bank in recent quarters and management’s desire, consistent with its current business strategy, to preserve cash balances. The Bank may elect to defer interest payments on its pooled trust preferred securities. In that event, we would continue to accrue interest, but the Company would not make cash interest payments until such time as it elected to resume payments. For additional detail regarding Bancorp’s outstanding debentures, see Note 10 in the financial statements included under Item 1 of this report and our 2008 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Sources of Funds.” Trust preferred securities are not expected to be a near-term funding source.

Capital Resources

     The following table summarizes the consolidated risk based capital ratios of Bancorp and the Bank at June 30, 2009, and December 31, 2008.

	June 30, 2009				December 31, 2008
			Amount	Minimum			Amount	Minimum
			Required For	percent			Required For	percent
			Well	required for			Well	required for
			Capitalized	Well			Capitalized	Well
(Dollars in thousands)	Actual Amount	Ratio	Status	Capitalized	Actual Amount	Ratio	Status	Capitalized
Tier 1 capital
Common stockholders' equity	$168,666				$198,187
Qualifying capital securities	51,000				51,000
Less: Goodwill and intangibles	796				14,054
Other adjustments	3,453				1,468
West Coast Bancorp total tier 1 capital	$222,323	9.85%	$135,436	6%	$236,601	9.96%	$142,523	6%

Common stockholders' equity	$212,852				$241,701
Qualifying capital securities	-				-		`
Less: Goodwill and intangibles	796				14,054
Other adjustments	3,488				1,519
West Coast Bank total tier 1 capital	$215,544	9.56%	$135,338	6%	$229,166	9.66%	$142,367	6%

Tier 2 capital
Allowance for credit losses allowed	$28,344				$29,695
West Coast Bancorp total tier 2 capital	$28,344				$29,695

Allowance for credit losses allowed	$28,324				$29,663
West Coast Bank total tier 2 capital	$28,324				$29,663

Total capital
West Coast Bancorp	$250,667	11.10%	$225,727	10%	$266,296	11.21%	$237,538	10%
West Coast Bank	243,868	10.81%	225,564	10%	258,829	10.91%	237,278	10%

Leverage ratio
West Coast Bancorp	$222,323	8.65%	$128,559	5%	$236,601	9.46%	$125,058	5%
West Coast Bank	215,544	8.39%	128,406	5%	229,166	9.17%	124,910	5%

Risk weighted assets
Risk weighted assets on balance sheet	$2,134,401				$2,233,791
Risk weighted assets off balance sheet exposure	133,894				155,877
Less: Goodwill and intangibles	796				14,054
Less: Disallowed allowance for loan losses	10,225				239
Other adjustments	-				-
West Coast Bancorp risk weighted assets	$2,257,274				$2,375,375

Risk weighted assets on balance sheet	$2,132,786				$2,231,228
Risk weighted assets off balance sheet exposure	133,894				155,877
Less: Goodwill and intangibles	796				14,054
Less: Disallowed allowance for loan losses	10,246				271
Other adjustments	-				-
West Coast Bank total risk weighted assets	$2,255,638				$2,372,780

Average total assets
West Coast Bancorp	$2,571,187				$2,501,151
West Coast Bank	2,568,124				2,498,199

     The FRB and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may also establish higher minimum requirements for particular institutions if, for example, an institution has previously or is currently receiving special attention or is perceived to have a high susceptibility to credit, interest rate or other risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 6%, and a ratio of total capital to total risk-weighted assets of 10% or greater to be considered well capitalized. In addition, the leverage ratio of tier one capital to total assets less intangibles is required to be at least 5% to be considered well capitalized. As of June 30, 2009, Bancorp and the Bank are considered “Well Capitalized” under the regulatory risk based capital guidelines. Any failure to remain well-capitalized would result in regulatory restrictions, potentially including the issuance of a regulatory order or other formal or informal action by the FDIC.

     Bancorp’s stockholders' equity was $169 million at June 30, 2009, down from $198 million at December 31, 2008. The total capital ratio at the Bank was 10.81% at June 30, 2009 a decrease from 10.91% at December 31, 2008, while Bank Tier 1 capital decreased from 9.66% to 9.56% over the same period. The Company’s capital ratios decreased at June 30, 2009 from year end 2008 because the reduction in the Company’s risk weighted assets during the first and second quarters was not sufficient to offset the negative impact of the Company’s operating losses. The Company expects risk weighted assets to continue to decline for the remainder of 2009, primarily as a result of declining loan balances. Whether this decline will stabilize or result in increases in our capital ratios will depend on the Company’s operating results and other factors.

     The Company closely monitors and manages its capital position and evaluates its capital needs. The Company has attempted to preserve capital by slowing new loan commitments and participating out additional loans. The Company may also take other steps to preserve capital by selling assets, including loans or other assets and eliminating the quarterly cash dividend altogether. The degree to which and the duration of time during which the Company will take steps to preserve and may seek to increase its capital will depend on various factors including general economic and real estate market conditions in our service areas, regulatory considerations, the level of consumer confidence in our institution and the banking sector generally and our ability to manage and limit the adverse effects of losses and expenses related to impaired loans and OREO properties.

     The Company has experienced four consecutive quarters of significant operating losses and continues to face elevated levels of nonperforming assets. Under these circumstances, the Company is frequently evaluating its capital needs and alternatives and regulatory capital ratios, including the possibility of raising additional equity capital under a variety of circumstances. If it does so, Bancorp may offer and issue stock or hybrid equity or debt instruments, including convertible preferred stock or subordinated debt with rights that are senior to those of the Company’s shareholders. Any equity or debt financing, if available at all, may not be available on terms that are favorable to current shareholders or even acceptable to the Company. New financing, if it is available, would likely be dilutive to existing shareholders and may involve restrictions on the operations of the Company and the Bank.

     The risk based capital ratios of Bancorp include $51 million of trust preferred securities that qualify as Tier 1 capital at June 30, 2009, under guidance issued by the Board of Governors of the Federal Reserve System. Bancorp expects to continue to rely on common equity and trust preferred securities to remain well capitalized, although it does not expect to issue additional trust preferred securities in the near future due to current market conditions.

Liquidity and Sources of Funds

     The Bank’s sources of funds include customer deposits, advances from the FHLB, maturities of investment securities, sales of “Available for Sale” securities, loan and OREO sales, loan repayments, net income, if any, loans taken out at the Federal Reserve discount window, and the use of Federal Funds markets. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows, loan and OREO sales and unscheduled loan prepayments are not. Deposit inflows, loan and OREO sales, and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, market and general economic conditions and other factors. In addition, government programs, such as the FDIC’s Transaction Account Guarantee Program, may influence deposit behaviors.

     Deposits are our primary source of new funds. Over the past 12 months our loan to deposit ratio declined from 104% to 91% at June 30, 2009. This was a result of loans declining $237 million and deposits increasing $31 million. Lower loan balances combined with higher deposit balances and borrowings allowed us to increase our investment securities portfolio balances as the Bank increased liquid assets in an effort to satisfy increasing pledging requirements and the shared liability structure for uninsured public funds in Oregon and Washington.

     Levels of brokered deposits, including both CDARS and wholesale brokered deposits, at June 30, 2009, represented an increase over the prior year and a decrease since March 31, 2009. Brokered deposits are not expected to be a source of additional liquidity for the Bank in the foreseeable future. In the second quarter of 2009 the Bank raised $23.7 million in deposits through internet listing services. For additional detail regarding deposits, see the discussion under the subheading “Deposits and Borrowings” above.

     At June 30, 2009, the Bank had outstanding borrowings of $263 million, against its $537 million in established borrowing capacity with the FHLB, as compared to $223 million at December 31, 2008. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The Bank also had Federal Funds line of credit agreements with correspondent financial institutions of $5 million at June 30, 2009, of which none was outstanding at June 30, 2009 and December 31, 2008. The use of such Federal Funds lines is subject to certain conditions. Additionally, the Bank had an available discount window credit line with the FRB of approximately $113 million at June 30, 2009, with no balance outstanding at either June 30, 2009 or December 31, 2008. As with the other lines, the FRB line is subject to collateral requirements, must be repaid within 90 days, and each advance is subject to prior FRB consent.

     The holding company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the holding company’s liquidity, which is used to pay interest on Bancorp’s trust preferred securities, and any shareholder cash dividends as well as to pay other expenses, comes from dividends declared and paid by the Bank. In addition, the holding company may receive cash from the exercise of options. There are statutory and regulatory restrictions that limit the ability of the Bank to pay dividends to the holding company. As of June 30, 2009, the holding company did not have any borrowing arrangements of its own.

     Management expects to continue to primarily rely on customer deposits, advances from the FHLB, cash flow from investment securities, and sales of “Available for Sale” securities, as its most important source of liquidity. In addition, the Bank may obtain additional liquidity from loan and OREO sales, loan repayments, internet deposit listing services, net income, federal funds markets, the Federal Reserve discount window and other borrowings. Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the financial services industry, regulatory changes, interest rates available on other investments, changes in consumer confidence in depository institutions, general economic conditions, competition, customer management of cash resources and other factors. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities, duration, or repricing intervals of assets. The sources of such funds may include, but are not limited to, Federal Funds purchased, reverse repurchase agreements and borrowings from the FHLB. One or more of these sources may be limited if we fail to maintain our status as a “well-capitalized” institution.

     See also Part II, Item I.A. “Risk Factors.”

Off-Balance Sheet Arrangements

     The Company’s primary off-balance sheet arrangements consist of commitments to make loans and extend credit. The follow table summarizes the Bank’s off balance sheet unfunded commitments as of the dates displayed.

	Contract or	Contract or
	Notional Amount	Notional Amount
(Dollars in thousands)	June 30, 2009	December 31, 2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$268,460	$348,428
Real estate construction
Two-step loans	-	152
Other than two-step loans	23,942	52,845
Total real estate construction	23,942	52,997
Real estate mortgage
Mortgage	6,037	2,251
Non-standard mortgage	-	-
Home equity line of credit	175,062	190,122
Total real estate mortgage loans	181,099	192,373
Commercial real estate	15,105	18,916
Installment and consumer	14,087	15,779
Other[1]	11,686	8,251
Standby letters of credit and financial guarantees	12,963	14,030
Account overdraft protection instruments	75,535	59,175
Total	$602,877	$709,949

1 The category “other” represents unfunded commitments extended to clients or borrowers that have not yet been fully executed. While we believe these unfunded commitments to be binding, they are not yet categorized nor have they been placed into our loan system.

     The Bank’s unfunded commitments to make loans decreased $107 million, or 15%, since December 31, 2008, primarily as a result of the $29 million, or 55%, decline in unfunded commitments in its real estate construction portfolio and a $80 million, or 23%, decline in commercial commitments. The reduction in unfunded commitments in real estate construction was attributed to run off associated with the discontinued two-step program and restricting new originations in the other than two-step residential construction portfolio. Unfunded loan commitments that extend for a period longer than one year qualify as risk weighted assets and impact our risk based capital ratios. By decreasing the volume of unfunded loan commitments extended longer than one year risk weighted assets decline and, all else equal, the Bank and Bancorp’s regulatory capital ratios improve. Since December 31, 2008, we increased our off-balance sheet commitments related to our account overdraft protection plans by $16.3 million. These account overdraft protection instruments can be revoked at any time and therefore were not included in the calculation of the Company’s risk weighted assets for risk based capital purposes.

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

Changes in Internal Control Over Financial Reporting

     No change in the Company’s internal control over financial reporting occurred during our second quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     On June 24, 2009, the Company's subsidiary, West Coast Trust, was served with an Objection to Personal Representative's Petition and Petition for Surcharge of Personal Representative in Linn County Circuit Court. The petition was filed by the beneficiaries of the estate of Archie Q. Adams, for which West Coast Trust acts as the personal representative. The petitioners allege a breach of fiduciary duty with respect to West Coast Trust's prior sale of real property owned by the Adams estate. The petitioners seek relief in the form of a surcharge to West Coast Trust of $215,573,115.60, the amount of the alleged loss to the estate. The Company believes the petition is without merit. The Company filed a motion to dismiss on July 2, 2009, which remains pending.

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

     We are subject to credit risk, which is the risk that borrowers will fail to repay loans in accordance with their terms. We have experienced significant and continuing losses in our residential construction loan portfolio as a result of weakness in the residential housing market and other factors. The recession affecting the economy generally has had an adverse effect on the ability of borrowers to repay loans of all types, including also commercial, commercial real estate and home equity loans and lines of credit. Extended and continued weakness in the economy or specific industry sectors could have a further adverse effect on the ability of our borrowers to repay loans. In addition, continued weakness in real estate markets could further adversely affect the value and marketability of the collateral for many of our loans. Any of these factors could result in loan losses in excess of our allowance for credit losses, which is based on currently available information.

     We maintain an allowance for credit losses that represents management’s best estimate, as of a particular date, of the probable amount of loan commitments and receivables that the Bank will be unable to collect. When available information confirms that specific loans or portions of loans are uncollectible, those amounts are charged off against the allowance for credit losses. Our management establishes the allowance for credit losses based on its evaluation, as of a particular date, of lending concentrations, specific credit risks, changes in risk ratings, past loan loss experience, loan portfolio and collateral quality, and relevant economic, political, and regulatory conditions. Adverse changes in any of these or other factors that management considers relevant may result in an increase in the allowance for credit losses, which would require additional provision for credit losses. In addition to internal reviews, federal and state banking regulators periodically review our loan portfolio, including, without limitation, the allowance for credit losses, and may require that the Bank increase the allowance or recognize loan charge-offs, resulting in additional provision for credit losses. Provisioning for credit losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations. For more information on this topic, see “Allowance for Credit Losses and Net Loan Charge-offs” and related disclosures in Part 1, Item 2 of this report above, as well as the disclosure relating to our critical accounting policies included in our 2008 10-K.

We may need to raise additional capital to enhance or maintain desired levels of capital, improve capital ratios, and increase liquidity.

     The Company has experienced four consecutive quarters of significant operating losses and continues to face elevated levels of nonperforming assets. Under these circumstances, the Company is frequently evaluating its capital needs and alternatives and regulatory capital ratios, and we are exploring alternatives for raising additional capital, which may be required in the future. Equity or debt financing may not be available to us on any terms. If financing is available, it may, in the case of any equity financing, be available only on terms that are dilutive to Bancorp’s shareholders. In addition, securities issued in an equity financing may have rights, preferences and privileges, including rights to dividends that are senior to those of Bancorp’s shareholders. Under Bancorp’s articles of incorporation, it may issue preferred equity with senior terms and common stock without first obtaining shareholder approval, although regulations of the Nasdaq Stock Market require shareholder approval under certain circumstances. In the event additional capital is unavailable on acceptable terms, we may instead take additional steps to preserve capital, including further slowing of lending activities and new loan commitments, offers to sell certain assets, increases in loan participations or sales, or elimination of our cash dividend to shareholders.

Real estate values may continue to decline leading to additional and greater than anticipated loan charge-offs and valuation write downs and losses on sales of our other real estate owned (“OREO”) properties.

     We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. During 2008 and continuing into the first and second quarters of 2009, we have acquired a significant amount of OREO relating to loans originated in the two-step loan portfolio (“two-step loans”) and, to a lesser extent, other loan portfolios. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties and, in certain cases, complete construction of structures prior to sale. We expect that our earnings in 2009 will be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Additional decreases in market prices will lead to OREO write downs and possibly losses on sale, with a corresponding expense in our income statement. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it. Further property write downs could have a material adverse effect on our financial condition and results of operations. At June 30, 2009 we had $126.7 million in nonaccrual loans, the majority of which was collateralized by real estate, and $83.8 million of OREO properties.

We face liquidity risks in the operation of our business.

     Liquidity is crucial to the operation of Bancorp and the Bank. Liquidity risk is the potential that we will be unable to fund increases in assets or meet payment obligations, including obligations to depositors, as they become due because of an inability to obtain adequate funding or liquidate assets. For example, funding illiquidity may arise if we are unable to attract core deposits, if we are limited in the types of deposits we can accept, if existing depositors withdraw their deposits, or we are unable to renew at acceptable terms long-term borrowings or short-term borrowings from the overnight inter-bank market, the FHLB System, brokered deposits, or the Federal Reserve discount window. Illiquidity may also arise if our regulatory capital levels decrease, our lenders or borrowers require additional collateral to secure our repayment obligations, or a large amount of our deposits are withdrawn. We may also experience illiquidity due to unexpected cash outflows on committed lines of credit or financial guarantees or due to unexpected events. The increasingly competitive retail deposit environment increases liquidity risk (and increases our cost of funds) as increasingly sophisticated depositors move funds more frequently in search of higher rates or better opportunities. Regulatory limitations currently limit our ability to utilize brokered deposits, which further strains our sources of liquidity. The holding company’s liquidity may be further negatively affected by regulatory or statutory restrictions on payment of cash dividends by the Bank. We monitor our liquidity risk, including, without limitation, through contingency planning and stress testing. We also seek to avoid over concentration of funding sources and maturities and to establish and maintain back-up funding facilities that we can draw down if normal funding sources become unavailable. Since the beginning of this year, we have taken significant steps to improve liquidity, including reducing loan balances, increasing deposits, and increasing liquid balances in our investment portfolio and cash held at the Federal Reserve Bank. We have also extended the maturities on our long-term FHLB borrowings. If we fail to control our liquidity risks, there may be materially adverse effects on our results of operations and financial condition.

We operate in a heavily regulated industry with broad discretion given to our regulators. Any failure to comply with regulations and restrictions applicable to us could lead to restrictions on our operations and/or regulatory sanctions.

     We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the Oregon Division of Finance and Corporate Securities, the FDIC, and the Federal Reserve Board. As part of the regulation of the Bank, we are subject to operating restrictions that, among other things, prevent payment of dividends by the Company or the Bank without prior consent, limit the rates we pay on deposits, restrict our use of brokered deposits, including deposits obtained through our participation in the CDARS network, restrict our access to other sources of liquidity, and limit changes in our balance sheet. We must also meet regulatory capital requirements that are applicable to the Company and the Bank. Any failure or inability to meet these capital requirements would result in various supervisory actions and additional regulatory restrictions. Any failure to maintain compliance with capital requirements or other regulations or supervisory actions by our regulators could have a material adverse effect on our financial condition and results of operations. At June 30, 2009, we exceeded regulatory benchmarks for “well-capitalized” institutions. There can be no assurance that the Company and the Bank will continue to do so.

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

Deferred tax assets may require a valuation allowance or may be disallowed in the calculation of our risk based capital ratios.

     Our deferred tax assets are subject to an analysis that evaluates future realization through the recognition of tax deductions. Certain indicators, including sustained net losses, may cause the Company to recognize a deferred tax asset valuation allowance which essentially increases tax expense and lowers the carrying value of deferred tax assets. As a result, we may have substantially higher income tax expense.

     In addition, risk based capital rules require a calculation evaluating the Company’s deferred tax asset balance for realization against estimated pre-tax future income and net operating loss carry backs. Under the rules of this calculation, we may incur future deferred tax asset disallowances that materially reduce our risk based capital ratios.

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

     Due to existing conditions in housing markets in the areas in which we operate and other factors, we project that our construction loan originations will be materially constrained throughout 2009. This is expected to continue to reduce interest income and fees generated from this part of our business. In the near term we anticipate that it may be difficult to find new revenue sources to offset such declines in our interest income. While we have implemented noninterest expense reductions in light of the unfavorable environment, we do not expect these expense reductions to completely offset revenue declines, at least in the near term.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2009:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or	at Period End that May Be Purchased
Period	Purchased(1)	per Share	Programs(2)	Under the Plans or Programs
4/1/09 - 4/30/09	8,753	$2.43	-	1,051,821
5/1/09 - 5/31/09	-	$0.00	-	1,051,821
6/1/09 - 6/30/09	-	$0.00	-	1,051,821
Total for quarter	8,753		-

(1)	Shares repurchased by Bancorp during the quarter include shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 8,753 shares, 0 shares, and 0 shares, respectively, for the periods indicated. There were no shares repurchased in the periods indicated pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in note 2 below.

(2)	Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, by 1.0 million shares in April 2004, and by 1.0 million shares in September 2007 for a total authorized repurchase amount as of June 30, 2009, of approximately 4.9 million shares.

Item 3. Defaults Upon Senior Securities

       None

Item 4. Submission of Matters to a Vote of Security Holders

       None

Item 5. Other Information

       As discussed in Note 1 of the notes to our consolidated financial statements included in Part 1, Item 1 of this report we adopted FASB Staff Position (“FSP”) EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” as of January 1, 2009. This FSP requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in SFAS No. 128, “Earnings per Share” and must be applied retrospectively for all periods presented in the financial statements. Adoption of FSP EITF 03-6-1 had no effect on the basic loss per share for the year ended December 31, 2008 and reduced basic earnings per share for the years ended December 31, 2007 and 2006 from $1.09 to $1.08 and from $1.95 to $1.93 respectively. Similarly the diluted loss per share for the year ended December 31, 2008 was unchanged and diluted earnings per share for the years ended December 31, 2007 and 2006 was reduced from $1.05 to $1.04 and from $1.86 to $1.84 respectively

Item 6. Exhibits

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

WEST COAST BANCORP
(Registrant)

Dated: August 7, 2009	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and Chief Executive Officer

Dated: August 7, 2009	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer