Form 10-Q
period 2009-09-30
WEST COAST BANCORP /NEW/OR/
filed 2009-11-05
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2009

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

Yes [    ] No [X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common Stock, no par value: 15,647,242 shares outstanding as of October 31, 2009

WEST COAST BANCORP
FORM 10-Q

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	September 30,	December 31,
(Dollars and shares in thousands)	2009	2008
ASSETS

Cash and cash equivalents:
Cash and due from banks	$46,772	$58,046
Federal funds sold	3,287	6,682
Interest-bearing deposits in other banks	201,583	50
Total cash and cash equivalents	251,642	64,778
Trading securities	692	1,546
Investment securities available for sale, at fair value
(amortized cost: $408,865 and $201,150, respectively)	411,984	198,515
Federal Home Loan Bank stock, held at cost	12,148	10,843
Loans held for sale	959	2,860
Loans	1,822,001	2,064,796
Allowance for loan losses	(39,075)	(28,920)
Loans, net	1,782,926	2,035,876
Premises and equipment, net	30,699	33,127
Other real estate owned, net	76,570	70,110
Goodwill	-	13,059
Core deposit intangible, net	716	995
Bank owned life insurance	24,162	23,525
Other assets	60,859	60,906
Total assets	$2,653,357	$2,516,140

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand	$522,629	$478,292
Savings and interest bearing demand	401,256	346,206
Money market	651,198	615,588
Time deposits	580,743	584,293
Total deposits	2,155,826	2,024,379
Short-term borrowings	10,000	132,000
Long-term borrowings	253,299	91,059
Junior subordinated debentures	51,000	51,000
Reserve for unfunded commitments	961	1,014
Other liabilities	20,588	18,501
Total liabilities	2,491,674	2,317,953

Commitments and contingent liabilities (Note 8)

Stockholders' equity:
Preferred stock: no par value, 10,000 shares authorized;
none issued and outstanding	-	-
Common stock: no par value, 50,000 shares authorized;
issued and outstanding: 15,647 in 2009 and 15,696 in 2008	92,929	92,245
Retained earnings	66,817	107,542
Accumulated other comprehensive income (loss)	1,937	(1,600)
Total stockholders' equity	161,683	198,187
Total liabilities and stockholders' equity	$2,653,357	$2,516,140

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans	$24,535	$32,013	$76,899	$99,912
Interest on taxable investment securities	2,395	1,886	5,995	6,093
Interest on nontaxable investment securities	668	800	2,118	2,470
Interest on deposits in other banks	126	1	187	32
Interest on federal funds sold	1	72	3	322
Total interest income	27,725	34,772	85,202	108,829

INTEREST EXPENSE:
Savings, interest bearing demand deposits and money market	2,493	3,944	7,520	13,099
Time deposits	3,723	4,366	11,540	15,888
Short-term borrowings	-	990	687	3,613
Long-term borrowings	2,046	1,123	4,764	3,175
Junior subordinated debentures	318	626	1,202	2,041
Total interest expense	8,580	11,049	25,713	37,816
Net interest income	19,145	23,723	59,489	71,013
Provision for credit losses	20,300	9,125	54,824	23,850
Net interest (loss) income after provision for credit losses	(1,155)	14,598	4,665	47,163

NONINTEREST INCOME:
Service charges on deposit accounts	4,038	4,176	11,976	11,694
Payment systems related revenue	2,501	2,337	6,997	6,808
Trust and investment services revenue	1,140	1,241	3,030	4,360
Gains on sales of loans	466	455	1,565	2,084
Other real estate owned valuation adjustments and loss on sales	(3,998)	(1,422)	(12,485)	(1,685)
Other noninterest income	824	621	3,553	2,619
Other-than-temporary impairment losses	-	(6,338)	(192)	(6,338)
Gains on sales of securities	-	-	833	777
Total noninterest income	4,971	1,070	15,277	20,319

NONINTEREST EXPENSE:
Salaries and employee benefits	10,753	11,017	33,215	36,017
Equipment	1,758	1,793	5,500	5,309
Occupancy	2,247	2,354	6,908	7,026
Payment systems related expense	1,043	952	2,960	2,687
Professional fees	1,091	1,334	3,389	3,082
Postage, printing and office supplies	799	991	2,420	2,957
Marketing	832	1,009	2,158	2,810
Communications	402	437	1,199	1,266
Goodwill impairment	-	-	13,059	-
Other noninterest expense	4,564	2,334	13,299	6,634
Total noninterest expense	23,489	22,221	84,107	67,788

LOSS BEFORE INCOME TAXES	(19,673)	(6,553)	(64,165)	(306)
BENEFIT FOR INCOME TAXES	(7,265)	(4,237)	(21,819)	(2,674)
NET INCOME (LOSS)	$(12,408)	$(2,316)	$(42,346)	$2,368

Basic earnings (loss) per share	$(0.79)	$(0.15)	$(2.71)	$0.15
Diluted earnings (loss) per share	$(0.79)	$(0.15)	$(2.71)	$0.15
Weighted average common shares	15,520	15,487	15,510	15,467
Weighted average diluted shares	15,520	15,487	15,510	15,571

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months ended
	September 30,
(Dollars in thousands)	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(42,346)	$2,368
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	4,655	3,358
Amortization of tax credits	990	939
Deferred income tax benefit	(6,391)	(4,319)
Amortization of intangibles	279	338
Provision for credit losses	54,824	23,850
Goodwill impairment	13,059	-
Decrease in accrued interest receivable	334	4,119
Decrease in other assets	1,698	2,465
Loss on impairment of securities	192	6,338
Gains on sales of securities	(833)	(777)
Net loss on disposal of premises and equipment	14	9
Other real estate owned valuation adjustments and loss on sales	12,485	1,685
Gains on sale of loans	(1,565)	(2,084)
Origination of loans held for sale	(57,283)	(48,216)
Proceeds from sales of loans held for sale	60,749	53,147
Increase (decrease) in interest payable	160	(516)
Increase (decrease) in other liabilities	2,022	(17,225)
Increase in cash surrender value of bank owned life insurance	(637)	(658)
Stock based compensation expense	1,193	1,628
Excess tax deficiency associated with stock plans	(496)	-
Decrease in trading securities	854	509
Net cash provided by operating activities	43,957	26,958

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	33,166	45,110
Proceeds from sales of available for sale securities	36,189	30,898
Purchase of available for sale securities	(274,374)	(32,854)
Purchase of Federal Home Loan Bank stock	(1,305)	(4,399)
Redemption of Federal Home Loan Bank stock	-	3,005
Investments in tax credits	(9)	(430)
Proceeds from the sale of premises and equipment	-	31
Loans made to customers less (greater) than principal collected on loans	148,106	(28,561)
Proceeds from the sale of other real estate owned	33,869	8,500
Capital expenditures on other real estate owned	(2,786)	(607)
Capital expenditures on premises and equipment	(1,152)	(2,554)
Net cash (used) provided by investing activities	(28,296)	18,139

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings and interest
bearing transaction accounts	134,997	(47,865)
Net increase (decrease) in time deposits	(3,550)	14,452
Proceeds from issuance of short-term borrowings	347,600	1,906,531
Repayment of short-term borrowings	(479,600)	(1,968,531)
Proceeds from issuance of long-term borrowings	192,240	42,959
Repayment of long-term borrowings	(20,000)	-
Activity in common stock of deferred compensation plans	9	2
Redemption of stock pursuant to stock plans	(22)	(440)
Cash dividends paid	(471)	(4,393)
Net cash provided (used) by financing activities	171,203	(57,285)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	186,864	(12,188)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	64,778	113,802
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$251,642	$101,614

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

				Accumulated
				Other
	Common Stock		Retained	Comprehensive
(Shares and Dollars in thousands)	Shares	Amount	Earnings	income (loss)	Total
BALANCE, January 1, 2008	15,593	$89,882	$118,792	$(433)	$208,241

Comprehensive loss:
Net loss	-	-	(6,313)	-	$(6,313)
Other comprehensive loss, net of tax:
Net unrealized investment loss	-	-	-	(1,167)	(1,167)
Other comprehensive loss, net of tax	-	-	-	-	(1,167)
Comprehensive loss	-	-	-	-	$(7,480)
Cash dividends, $.29 per common share	-	-	(4,550)	-	(4,550)

Issuance of common stock-stock options	2	25	-	-	25
Redemption of stock pursuant to stock plans	(20)	(190)	-	-	(190)
Activity in deferred compensation plan	(7)	(50)	-	-	(50)
Issuance of common stock-restricted stock	128	-	-	-	-
Stock based compensation expense	-	2,865	-	-	2,865
Tax adjustment associated with stock plans	-	(287)	-	-	(287)
Post retirement benefit adjustment	-	-	(387)	-	(387)
BALANCE, December 31, 2008	15,696	$92,245	$107,542	$(1,600)	$198,187

Comprehensive loss:
Net loss	-	-	(42,346)	-	$(42,346)
Other comprehensive income, net of tax:
Net unrealized investment gain	-	-	-	5,472	5,472
Other comprehensive income, net of tax	-	-	-	-	5,472
Comprehensive loss	-	-	-	-	$(36,874)
Cumulative effect of adopting ASC 320	-	-	1,935	(1,935)	-
Cash dividends, $.02 per common share	-	-	(314)	-	(314)
Issuance of common stock-stock options	-	-	-	-	-
Redemption of stock pursuant to stock plans	(12)	(22)	-	-	(22)
Activity in deferred compensation plan	(37)	9	-	-	9
Issuance of common stock-restricted stock	-	-	-	-	-
Stock based compensation expense	-	1,193	-	-	1,193
Tax adjustment associated with stock plans	-	(496)	-	-	(496)
BALANCE, September 30, 2009	15,647	$92,929	$66,817	$1,937	$161,683

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations and cash flows for the three and nine months ended September 30, 2009, are not necessarily indicative of the results that may be expected for the year ending December 31, 2009, or other future periods. For the purpose of preparing financial statements, management has evaluated subsequent events through the date which the Company’s financial statements were issued, November 5, 2009.

     Restatement. In the consolidated statements of cash flows, proceeds from issuance of (repayments of) short-term borrowings within cash flows from financing activities had previously been presented on a net basis, rather than on a gross basis in accordance with the Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 230, “Statement of Cash Flows”. This restatement does not affect the Company’s consolidated balance sheets or statements of income (loss). Accordingly, the Company’s historical net income (loss), earnings (loss) per share, total assets, and cash and cash equivalents remain unchanged.

     Supplemental cash flow information. The following table presents supplemental cash flow information for the nine months ended September 30, 2009 and 2008.

	Nine months ended
	September 30,
(Dollars in thousands)	2009	2008
Supplemental cash flow information:
Cash paid (received) in the period for:
Interest	$25,553	$38,332
Income taxes	$(14,585)	$4,385
Noncash investing and financing activities:
Change in unrealized gain (loss) on available
for sale securities, net of tax	$5,472	$(2,797)
Dividends declared and accrued in other liabilities	$-	$157
Other Real Estate Owned and premises and equipment expenditures
accrued in other liabilities	$10	$18
Transfer of loans to OREO	$50,021	$54,444

1. BASIS OF PRESENTATION (continued)

     New accounting pronouncements.

     In June 2009, the FASB issued ASC 105 “Generally Accepted Accounting Principles”, which established the Accounting Standards Codification (“Codification”) as the source of authoritative Generally Accepted Accounting Principles. The Codification is not expected to change U.S. GAAP, but will combine all authoritative standards into a comprehensive, topically organized online database. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates to update the Codification. After the launch of the Codification on July 1, 2009 only one level of authoritative U.S. GAAP for nongovernmental entities will exist, other than guidance issued by the Securities and Exchange Commission. The Company adopted ASC 105 for the period ended September 30, 2009. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

     In June 2008, the FASB issued authoritative guidance included in ASC 260 “Earnings Per Share” which requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows. See Note 7 for additional detail on earnings (loss) per share.

     In April 2009, the FASB issued authoritative guidance included in ASC 320 “Investments – Debt and Equity Securities” that amends current other-than-temporary impairment guidance for debt securities to require a new other-than-temporary impairment model that shifts the focus from an entity’s intent to hold the debt security until recovery to its intent, or expected requirement to sell the debt security. This guidance is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment (“OTTI”) event and to more effectively communicate when an OTTI event has occurred. This guidance was applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it was adopted. The Company early adopted the guidance within ASC 320 as of March 31, 2009 to help users of its financial statements better understand the Company’s investment portfolio, including its pooled trust preferred securities. As of March 31, 2009, the Company recorded a cumulative adjustment in the opening balance of retained earnings of $1.9 million, after taxes of $1.2 million ($3.1 million pretax), to reflect the adjustment of previously recorded OTTI charges on pooled trust preferred securities. See Note 3 for additional detail on investment securities.

      In April 2009, the FASB issued guidance within ASC 820 “Fair Value Measurements and Disclosures” which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. The authoritative guidance will be applied prospectively and retrospective application is not permitted. The Company elected early adoption of this guidance to better evaluate the fair value of securities impacted by inactive markets including the Company’s pooled trust preferred securities. At March 31, 2009, pooled trust preferred securities with a book value of $13.9 million were evaluated under the guidance provided in ASC 820. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows. See Note 3 for additional detail on investment securities.

     In April 2009, the FASB issued guidance contained in ASC 825 “Financial Instruments” that requires an entity to provide disclosures about the fair value of financial instruments in interim financial information. The guidance applies to all financial instruments within the scope of ASC 825 and requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. The Company elected early adoption of this guidance which increased the Company’s interim financial statement disclosures with regard to the fair value of financial instruments as presented in Note 13.

     In May 2009, the FASB issued guidance within ASC 855 “Subsequent Events”. ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. This statement requires disclosure of the date through which a company has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company has adopted ASC 855. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements.

2. STOCK PLANS

     At September 30, 2009, Bancorp maintained two stock option plans; the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Stock Option Plan. No additional grants may be made under the 1999 Stock Option plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock based awards for up to 2.1 million shares, of which 30,304 shares remained available for issuance as of September 30, 2009.

     All stock options have an exercise price that is equal to the closing market value of Bancorp’s stock on the date the options were granted. Options granted under the 2002 Plan generally vest over a two to four year vesting period; however, certain grants have been made that vested immediately, including grants to directors. Stock options granted have a 10 year maximum term. Options previously issued under the 1999 Plan are fully vested. It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock. Bancorp expenses stock options and restricted stock on a straight line basis over the related vesting term.

     The following table presents information on stock options outstanding for the period shown:

	Nine months ended
	September 30, 2009
		Weighted Average
	Common Shares	Exercise Price
Balance, beginning of period	1,407,515	$16.41
Granted	421,400	2.31
Exercised	-	-
Forfeited/expired	(77,738)	15.08
Balance, end of period	1,751,177	$13.08

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	Nine months ended	Nine months ended
(Dollars in thousands, except share and per share data)	September 30, 2009	September 30, 2008
Intrinsic value of options exercised in the period	$-	$6

Stock options vested and expected to vest:
Number	1,700,804	1,392,042
Weighted average exercise price	$13.08	$16.10
Aggregate intrinsic value	$69	$2,155
Weighted average contractual term of options	5.6 years	4.9 years

Stock options vested and currently exercisable:
Number	1,247,380	1,161,837
Weighted average exercise price	$15.70	$16.08
Aggregate intrinsic value	$11	$1,586
Weighted average contractual term of options	3.9 years	4.1 years

     The balance of unearned compensation related to stock options as of September 30, 2009, and December 31, 2008, was $.4 million and $.6 million, respectively.

2. STOCK PLANS (Continued)

     The following table presents information on restricted stock outstanding for the period shown:

	Nine months ended
	September 30, 2009
		Weighted Average
		Market Price at
	Restricted Shares	Grant
Balance, beginning of period	210,768	$18.41
Granted	-	-
Vested	(70,506)	20.77
Forfeited	(2,905)	22.44
Balance, end of period	137,357	$17.12

Weighted average remaining recognition period	1.3

     The balance of unearned compensation related to restricted stock shares as of September 30, 2009, and December 31, 2008, was $1.4 million and $2.2 million, respectively.

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

     The following table presents the Black-Scholes assumptions used in connection with stock option grants in the periods shown.

	Black-Scholes assumptions
	Nine months ended	Nine months ended
	September 30, 2009	September 30, 2008
Risk Free interest rates	1.64%	2.75%-3.52%
Expected dividend yield	1.22%	3.60%-4.18%
Expected lives, in years	4	4
Expected volatility	37%	27%
Weighted avg. fair value of options granted in period	$0.65	$2.20

     The following table presents stock-based compensation expense for the periods shown:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, pretax)	2009	2008	2009	2008
Restricted stock expense	$247	$418	$866	$1,253
Stock option expense	45	109	327	375
Total stock-based compensation expense	$292	$527	$1,193	$1,628

     The income tax benefit recognized in the income statement for restricted stock compensation expense in the three and nine months ended September 30, 2009, was $94,000 and $329,000, respectively, compared to $159,000 and $476,000 for the three and nine months ended September 30, 2008.

     There was no cash received from stock option exercises for the three and nine months ended September 30, 2009 and 2008, respectively. The Company had no tax benefits from disqualifying dispositions involving incentive stock options, the exercise of non-qualified stock options, and the vesting and release of restricted stock for the three and nine months ended September 30, 2009 and 2008.

3. INVESTMENT SECURITIES

     The following tables present the available for sale investment portfolio as of September 30, 2009 and December 31, 2008:

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Net Unrealized
September 30, 2009	Cost	Gross Gains	Gross Losses	Gains (Losses)	Fair Value
U.S. Treasury securities	$45,069	$128	$-	$128	$45,197
U.S. Government agency securities	39,267	336	-	336	39,603
Corporate securities	14,422	-	(3,801)	(3,801)	10,621
Mortgage-backed securities	230,854	3,409	(1,057)	2,352	233,206
Obligations of state and political subdivisions	69,968	4,027	(92)	3,935	73,903
Equity investments and other securities	9,285	177	(8)	169	9,454
Total	$408,865	$8,077	$(4,958)	$3,119	$411,984

(Dollars in thousands)	Amortized	Unrealized	Unrealized	Net Unrealized
December 31, 2008	Cost	Gross Gains	Gross Losses	Gains (Losses)	Fair Value
U.S. Treasury securities	$200	$23	$-	$23	$223
U.S. Government agency securities	7,310	77	-	77	7,387
Corporate securities	12,608	937	(2,668)	(1,731)	10,877
Mortgage-backed securities	94,846	602	(2,882)	(2,280)	92,566
Obligations of state and political subdivisions	81,025	1,805	(432)	1,373	82,398
Equity investments and other securities	5,161	120	(217)	(97)	5,064
Total	$201,150	$3,564	$(6,199)	$(2,635)	$198,515

     At September 30, 2009, the fair value of the securities in the investment portfolio was $412.0 million while the amortized cost was $408.9 million, reflecting a net unrealized gain in the portfolio of $3.1 million. At December 31, 2008, the fair value and amortized cost of securities in the investment portfolio were $198.5 million and $201.1 million, respectively, reflecting a net unrealized loss of $2.6 million. The September 30, 2009, investment portfolio balance increased $213.5 million from December 31, 2008, reflecting a shift in the Company’s earning asset mix from loans to investment securities as a result of its capital and liquidity preservation strategies.

     In the third quarter of 2008, the Company recorded OTTI charges totaling $6.3 million pretax; $.4 million relating to an investment in a Lehman Brothers bond and $3.1 million related to two pooled trust preferred investments, each of which is held in our corporate securities portfolio, as well as $2.8 million for an investment in Freddie Mac preferred stock that is held in our equity and other securities portfolio. The $3.1 million OTTI related to the two pooled trust preferred investments was subsequently reversed as of March 31, 2009. See Note 1 “New Accounting Pronouncements” for additional detail. The losses on these securities, which amounted to $1.6 million as of September 30, 2009, are now included in the gross unrealized losses in the available for sale portfolio of $5.0 million noted above.

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

     The corporate securities portfolio had a $3.8 million net unrealized loss at September 30, 2009. The majority of this unrealized loss was associated with the decline in market value of our $13.9 million investment in pooled trust preferred securities issued primarily by banks and insurance companies. These securities have several features that reduce credit risk, including subordination and collateral coverage tests. An increase in credit and liquidity spreads contributed to the unrealized loss associated with these securities.

3. INVESTMENT SECURITIES (continued)

     Our mortgage-backed securities portfolio at September 30, 2009, consisted of $201.6 million in fair value of U.S. Government and agency backed mortgages and $31.6 million in fair value of non-agency mortgages. The majority of our non-agency mortgage-backed securities portfolio was comprised of securities rated AAA or Aaa and secured by 15 year fully amortizing jumbo loans. One security, with a fair value of $2.6 million and an amortized cost of $2.7 million, was rated BB by Fitch and BB+ by Standard and Poor’s.

     Our securities representing obligations of state and political subdivisions had a fair value of $73.9 million, while the amortized cost was $70.0 million, reflecting a net unrealized gain of $3.9 million. Despite the net unrealized gain, the Company has experienced a decline in the credit ratings of the securities in this segment of its securities portfolio, which is comprised solely of municipal bonds.

     The following table provides information on investment securities with 12 months or greater continuous unrealized losses as of September 30, 2009:

	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for more	unrealized loss for more	Unrealized
(Dollars in thousands)	than 12 months	than 12 months	Gross Losses
Corporate securities	$13,922	$10,121	$(3,801)
Mortgage-backed securities	17,596	16,547	(1,049)
Obligations of state and political subdivisions	2,011	1,924	(87)
Equity and other securities	1,200	1,192	(8)
Total	$34,729	$29,784	$(4,945)

     At September 30, 2009, the Company had 14 investment securities with an amortized cost of $34.7 million and an unrealized loss of $4.9 million that have been in a continuous unrealized loss position for more than 12 months. The unrealized loss on corporate securities was due to wide credit and liquidity spreads on the pooled trust preferred investments. These securities had a $13.9 million amortized cost with a $10.1 million fair value at September 30, 2009. The fair value of these securities fluctuates as credit and liquidity spreads change, as well as when market interest rates or the timing of projected cash flows change.

     The following table provides information on investment securities which have unrealized losses and have been in an unrealized loss position for less than 12 months as of September 30, 2009:

	Amortized cost of	Fair value of
	securities with an	securities with an
	unrealized loss for less	unrealized loss for less	Unrealized
(Dollars in thousands)	than 12 months	than 12 months	Gross Losses
U.S. Government agency securities	$75	$75	$-
Mortgage-backed securities	1,432	1,424	(8)
Obligations of state and political subdivisions	201	196	(5)
Equity and other securities	1	1	-
Total	$1,709	$1,696	$(13)

     There were a total of 6 securities in Bancorp’s investment portfolio at September 30, 2009, that have been in a continuous unrealized loss position for less than 12 months, with an amortized cost of $1.7 million and a total unrealized loss of $.01 million. The unrealized loss on our mortgage-backed securities portfolio was substantially due to an increase in credit and liquidity spreads.

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

     At September 30, 2009, and December 31, 2008, the Company had $237.5 and $97.9 million, respectively, in investment securities pledged as collateral for borrowings and public funds.

3. INVESTMENT SECURITIES (continued)

     The following table presents the maturities of the investment securities available for sale at September 30, 2009:

(Dollars in thousands)	Available for sale
September 30, 2009	Amortized cost	Fair value
U.S. Treasury securities
One year or less	$30,125	$30,154
After one year through five years	14,944	15,043
After five through ten years	-	-
Due after ten years	-	-
Total	45,069	45,197

U.S. Government agency securities:
One year or less	876	881
After one year through five years	27,771	28,053
After five through ten years	10,620	10,669
Due after ten years	-	-
Total	39,267	39,603

Corporate securities:
One year or less	-	-
After one year through five years	500	500
After five through ten years	-	-
Due after ten years	13,922	10,121
Total	14,422	10,621

Obligations of state and political subdivisions:
One year or less	4,439	4,487
After one year through five years	21,415	22,543
After five through ten years	29,005	31,035
Due after ten years	15,109	15,838
Total	69,968	73,903

Sub-total	168,726	169,324

Mortgage-backed securities	230,854	233,206
Equity investments and other securities	9,285	9,454
Total securities	$408,865	$411,984

     Mortgage-backed securities, including collateralized mortgage obligations and asset-backed securities, have maturities that will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The composition and carrying value of the Company’s loan portfolio, excluding loans held for sale, is as follows:

(Dollars in thousands)	September 30, 2009	December 31, 2008
Commercial	$406,807	$482,405
Real estate construction	149,865	285,149
Real estate mortgage	382,648	393,208
Commercial real estate	863,658	882,092
Installment and other consumer	19,023	21,942
Total loans	1,822,001	2,064,796
Allowance for loan losses	(39,075)	(28,920)
Total loans, net	$1,782,926	$2,035,876

     The following tables present activity in the allowance for credit losses, comprised of the Company’s allowance for loan losses and reserve for unfunded commitments, for the three and nine months ended September 30, 2009, and 2008:

	Three months ended
(Dollars in thousands)	September 30, 2009	September 30, 2008
Balance, beginning of period	$38,569	$37,045
Provision for credit losses	20,300	9,125
Loan charge-offs	(19,205)	(12,536)
Loan recoveries	372	810
Net loan charge-offs	(18,833)	(11,726)
Total allowance for credit losses, end of period	$40,036	$34,444

	Nine months ended
(Dollars in thousands)	September 30, 2009	September 30, 2008
Balance at beginning of period	$29,934	$54,903
Provision for credit losses	54,824	23,850
Loan charge-offs	(46,041)	(46,682)
Loan recoveries	1,319	2,373
Net loan charge-offs	(44,722)	(44,309)
Total allowance for credit losses, end of period	$40,036	$34,444
Components of allowance for credit losses
Allowance for loan losses	$39,075	$33,498
Reserve for unfunded commitments	961	946
Total allowance for credit losses	$40,036	$34,444

5. GOODWILL

     At March 31, 2009, based on management’s analysis and continued deteriorating economic conditions and the length of time and amount by which the Company’s book value per share had exceeded its market value per share, the Company determined it was appropriate to write off the entire $13.1 million of goodwill related to its acquisition of Mid-Valley Bank in June, 2006.

     The goodwill impairment analysis requires management to make judgments in determining if an indicator of impairment has occurred and involves a two-step process. The first step was a comparison of the Bank’s fair value to its carrying value. We estimated fair value using a combination of quoted market price and an estimate of a control premium. The results of the analysis concluded that the estimated fair value of the Company’s Banking reporting unit was less than its book value and the carrying amount of the Company’s Banking reporting unit goodwill exceeded its implied fair value. Therefore, the Company failed step one and moved to the second step which required allocation of the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill. After completing this analysis, we concluded the Company’s Bank reporting unit goodwill exceeded its implied fair value at March 31, 2009, resulting in a noncash goodwill impairment charge of $13.1 million.

6. OTHER REAL ESTATE OWNED, NET

     The following tables summarize Other Real Estate Owned (“OREO”) for the periods shown:

	Three months ended
(Dollars in thousands)	September 30, 2009	September 30, 2008
Balance, beginning period	$83,830	$27,892
Additions to OREO	12,064	26,965
Disposition of OREO	(15,527)	(5,618)
Valuation adjustments in the period	(3,797)	(1,118)
Total OREO	$76,570	$48,121

	Nine months ended
(Dollars in thousands)	September 30, 2009	September 30, 2008
Balance, beginning period	$70,110	$3,255
Additions to OREO	52,814	55,062
Disposition of OREO	(34,732)	(8,833)
Valuation adjustments in the period	(11,622)	(1,363)
Total OREO	$76,570	$48,121

     The following tables summarize the OREO valuation allowance for the periods shown:

	Three months ended
(Dollars in thousands)	September 30, 2009	September 30, 2008
Balance, beginning period	$9,110	$420
Additions to the valuation allowance	3,797	1,100
Deductions from the valuation allowance	(3,137)	(65)
Total OREO valuation allowance	$9,770	$1,455

	Nine months ended
(Dollars in thousands)	September 30, 2009	September 30, 2008
Balance, beginning period	$3,920	$175
Additions to the valuation allowance	11,622	1,345
Deductions from the valuation allowance	(5,772)	(65)
Total OREO valuation allowance	$9,770	$1,455

7. EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share is calculated under the two-class method. The two-class method is an earnings allocation formula that determines earnings (loss) per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has issued restricted stock that qualifies as a participating security. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders less the net income (loss) allocated to participating nonvested restricted stock awards divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of options and non-vested restricted stock were included.

     All prior period earnings per share amounts have been retrospectively adjusted to reflect the impact of participating securities. The following tables reconcile the numerator and denominator of the basic and diluted earnings (loss) per share computations:

	Three months ended
(Dollars and shares in thousands, except per share amounts)	September 30, 2009	September 30, 2008
Net loss	$(12,408)	$(2,316)
Net loss allocated to participating restricted stock	(76)	(27)
Net loss available to common stock holders	$(12,332)	$(2,289)

Weighted average common shares outstanding -basic	15,520	15,487
Common stock equivalents from:
Stock options	-	-
Restricted stock	-	-
Weighted average common shares outstanding -diluted	15,520	15,487

Basic loss per share	$(0.79)	$(0.15)
Diluted loss per share	$(0.79)	$(0.15)

Stock option and restricted shares excluded due to anti-dilutive effect	1,889	1,638

	Nine months ended
(Dollars and shares in thousands, except per share amounts)	September 30, 2009	September 30, 2008
Net income (loss)	$(42,346)	$2,368
Net income (loss) allocated to participating restricted stock	(349)	26
Net income (loss) available to common stock holders	$(41,997)	$2,342

Weighted average common shares outstanding -basic	15,510	15,467
Common stock equivalents from:
Stock options	-	79
Restricted stock	-	25
Weighted average common shares outstanding -diluted	15,510	15,571

Basic earnings (loss) per share	$(2.71)	$0.15
Diluted earnings (loss) per share	$(2.71)	$0.15

Stock option and restricted shares excluded due to anti-dilutive effect	1,889	1,534

     Due to the net loss for the three and nine months ended September 30, 2009, the diluted earnings per share calculation excluded all common stock equivalents, which amounted to 1.9 million shares, in each period.

     At September 30, 2008, there were 1.6 million and 1.5 million shares that were not included in the calculation of earnings per diluted share for the three and nine months ended September 30, 2008, respectively. These excluded shares consisted of unexercised stock options and unvested restricted stock. For the three months ended September 30, 2008 all common stock equivalents were excluded due to the net loss. For the nine months ended September 30, 2008 the common stock equivalents from stock options were excluded from the diluted earnings per share calculation because the exercise price of the stock options was greater than the average market price in the period of common stock and, therefore, the effect would be anti-dilutive.

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

     The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual or notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments.

     The following table summarizes the Bank’s off balance sheet unfunded commitments as of the dates shown.

	Contract or	Contract or
	Notional Amount	Notional Amount
(Dollars in thousands)	September 30, 2009	December 31, 2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$268,265	$348,428
Real estate construction	20,123	52,997
Real estate mortgage
Standard mortgage	6,687	2,251
Home equity line of credit	168,466	190,122
Total real estate mortgage loans	175,153	192,373
Commercial real estate	13,852	18,916
Installment and consumer	13,522	15,779
Other	15,422	8,251
Standby letters of credit and financial guarantees	10,582	14,030
Account overdraft protection instruments	76,704	59,175
Total	$593,623	$709,949

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon. Therefore, total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on management’s credit evaluation of the customer. The type of collateral varies, but may include real property, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

9. COMPREHENSIVE INCOME (LOSS)

     The following table displays the components of comprehensive income (loss) for the periods shown:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2009	2008	2009	2008
Net income (loss) as reported	$(12,408)	$(2,316)	$(42,346)	$2,368

Unrealized holding gains (losses) on securities arising during the period	8,877	(5,274)	9,539	(10,170)
Tax benefit (provision)	(3,465)	2,018	(3,672)	3,948
Net unrealized holding gains (losses) on securities arising during the period	5,412	(3,256)	5,867	(6,222)

Less: Reclassification adjustment for gains on sales of securities	-	-	(833)	(777)
Tax provision	-	-	320	299
Net gains on sales of securities	-	-	(513)	(478)

Less: Reclassification adjustment for other-than-temporary impairment	-	6,338	192	6,338
Tax benefit	-	(2,435)	(74)	(2,435)
Net other-than-temporary impairment	-	3,903	118	3,903

Total comprehensive income (loss)	$(6,996)	$(1,669)	$(36,874)	$(429)

10. LONG-TERM DEBT AND JUNIOR SUBORDINATED DEBT

     The following table summarized Bancorp’s long-term debt for the periods shown:

(Dollars in thousands)	September 30, 2009	December 31, 2008
FHLB non-putable advances	$223,299	$61,059
FHLB putable advances	30,000	30,000
Total long-term debt	$253,299	$91,059

     Long-term debt at September 30, 2009, consists of notes with fixed maturities and structured advances with the Federal Home Loan Bank (“FHLB”) totaling $253.3 million compared to a December 31, 2008, long-term debt balance of $91.1 million. The increase in long-term debt of $162.2 million was primarily due to the maturity or payoff of $132 million in short term advances at December 31, 2008, with new advances of long-term debt during the first nine months of 2009.

     At September 30, 2009, total long-term debt with fixed maturities was $223.3 million, with rates ranging from 1.91% to 5.42%. Bancorp had three structured advances totaling $30.0 million, with original terms of three to five years at a rate of 2.45% to 3.78%. The scheduled maturities on these structured advances occur in February 2013, August 2013 and March 2014, although the FHLB may under certain circumstances require payment of these structured advances prior to maturity. Principal payments due at scheduled maturity of Bancorp’s long-term debt at September 30, 2009, are $2.6 million in 2010, $56.5 million in 2011, $80.1 million in 2012, $71.9 million in 2013 and $42.2 million in 2014.

     Bancorp had no outstanding federal funds purchased from correspondent banks, borrowings from the discount window or reverse repurchase agreements at September 30, 2009.

10. LONG-TERM DEBT AND JUNIOR SUBORDINATED DEBT (continued)

     At September 30, 2009, six wholly-owned subsidiary grantor trusts established by Bancorp had an outstanding balance of $51 million in trust preferred securities. The Company exercised its right to defer regularly scheduled interest payments on outstanding junior subordinated debentures related to its trust preferred securities. The Company will accrue interest expense on these junior subordinated debentures and may not pay dividends on its capital stock until all accrued but unpaid interest has been paid in full. The following table is a summary of current trust preferred securities issued by the grantor trusts and guaranteed by Bancorp:

(Dollars in thousands)
		Preferred security		Rate at		Next possible
Issuance Trust	Issuance date	amount	Rate type [1]	9/30/09	Maturity date	redemption date[2]
West Coast Statutory Trust III	September 2003	$7,500	Variable	3.24%	September 2033	Currently redeemable
West Coast Statutory Trust IV	March 2004	6,000	Variable	3.08%	March 2034	Currently redeemable
West Coast Statutory Trust V	April 2006	15,000	Variable	1.73%	June 2036	June 2011
West Coast Statutory Trust VI	December 2006	5,000	Variable	1.98%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	12,500	Variable	1.85%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	5,000	Variable	1.68%	June 2037	June 2012
Total		$51,000	Weighted rate	2.16%

[1] The variable rate preferred securities reprice quarterly.
[2] Securities are redeemable at the option of Bancorp following these dates.

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

	Three months ended September 30, 2009
(Dollars in thousands)	Banking	Other	Intersegment	Consolidated
Interest income	$27,705	$20	$-	$27,725
Interest expense	8,262	318	-	8,580
Net interest income (expense)	19,443	(298)	-	19,145
Provision for credit losses	20,300	-	-	20,300
Noninterest income	4,411	837	(277)	4,971
Noninterest expense	22,904	862	(277)	23,489
Loss before income taxes	(19,350)	(323)	-	(19,673)
Benefit for income taxes	(7,139)	(126)	-	(7,265)
Net loss	$(12,211)	$(197)	$-	$(12,408)

Depreciation and amortization	$2,048	$20	$-	$2,068
Assets	$2,649,223	$9,453	$(5,319)	$2,653,357
Loans, net	$1,782,926	$-	$-	$1,782,926
Deposits	$2,160,336	$-	$(4,510)	$2,155,826
Equity	$206,058	$(44,375)	$-	$161,683

	Three months ended September 30, 2008
(Dollars in thousands)	Banking	Other	Intersegment	Consolidated
Interest income	$34,750	$22	$-	$34,772
Interest expense	10,423	626	-	11,049
Net interest income (expense)	24,327	(604)	-	23,723
Provision for credit losses	9,125	-	-	9,125
Noninterest income	537	813	(280)	1,070
Noninterest expense	21,722	779	(280)	22,221
Loss before income taxes	(5,983)	(570)	-	(6,553)
Benefit for income taxes	(4,015)	(222)	-	(4,237)
Net loss	$(1,968)	$(348)	$-	$(2,316)

Depreciation and amortization	$1,169	$4	$-	$1,173
Assets	$2,556,695	$20,966	$(4,615)	$2,573,046
Loans, net	$2,076,019	$-	$-	$2,076,019
Deposits	$2,065,269	$-	$(3,850)	$2,061,419
Equity	$238,517	$(34,295)	$-	$204,222

11. SEGMENT AND RELATED INFORMATION (continued)

	Nine months ended September 30, 2009
(Dollars in thousands)	Banking	Other	Intersegment	Consolidated
Interest income	$85,139	$63	$-	$85,202
Interest expense	24,511	1,202	-	25,713
Net interest income (expense)	60,628	(1,139)	-	59,489
Provision for credit losses	54,824	-	-	54,824
Noninterest income	13,898	2,213	(834)	15,277
Noninterest expense (1)	82,339	2,602	(834)	84,107
Loss before income taxes	(62,637)	(1,528)	-	(64,165)
Benefit for income taxes	(21,223)	(596)	-	(21,819)
Net loss	$(41,414)	$(932)	$-	$(42,346)

Depreciation and amortization	$4,627	$28	$-	$4,655
Assets	$2,649,223	$9,453	$(5,319)	$2,653,357
Loans, net	$1,782,926	$-	$-	$1,782,926
Deposits	$2,160,336	$-	$(4,510)	$2,155,826
Equity	$206,058	$(44,375)	$-	$161,683

(1) The Banking segment includes $13.1 million in expense related to impairment of goodwill as discussed in Note 5.

	Nine months ended September 30, 2008
(Dollars in thousands)	Banking	Other	Intersegment	Consolidated
Interest income	$108,772	$57	$-	$108,829
Interest expense	35,775	2,041	-	37,816
Net interest income (expense)	72,997	(1,984)	-	71,013
Provision for credit losses	23,850	-	-	23,850
Noninterest income	18,521	2,649	(851)	20,319
Noninterest expense	65,855	2,784	(851)	67,788
Income (loss) before income taxes	1,813	(2,119)	-	(306)
Benefit for income taxes	(1,848)	(826)	-	(2,674)
Net income (loss)	$3,661	$(1,293)	$-	$2,368

Depreciation and amortization	$3,344	$14	$-	$3,358
Assets	$2,556,695	$20,966	$(4,615)	$2,573,046
Loans, net	$2,076,019	$-	$-	$2,076,019
Deposits	$2,065,269	$-	$(3,850)	$2,061,419
Equity	$238,517	$(34,295)	$-	$204,222

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

     The following tables present fair value measurements for assets that are measured at fair value on a recurring basis subsequent to initial recognition for the periods shown:

		Fair value measurements at September 30, 2009, using
		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	September 30, 2009	(Level 1)	(Level 2)	(Level 3)
Trading securities	$692	$692	$-	$-
Available for sale securities:
U.S. Treasury securities	45,197	45,197	-	-
U.S. Government agency securities	39,603	-	39,603	-
Corporate securities	10,621	-	-	10,621
Mortgage-backed securities	233,206	-	233,206	-
Obligations of state and political subdivisions	73,903	-	72,899	1,004
Equity investments and other securities	9,454	-	9,454	-
Total recurring assets measured at fair value	$412,676	$45,889	$355,162	$11,625

		Fair value measurements at December 31, 2008, using
		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Trading securities	$1,546	$1,546	$-	$-
Available for sale securities:
U.S. Treasury securities	223	223	-	-
U.S. Government agency securities	7,387	-	7,387	-
Corporate securities	10,877	-	1,357	9,520
Mortgage-backed securities	92,566	-	92,566	-
Obligations of state and political subdivisions	82,398	-	82,398	-
Equity investments and other securities	5,064	-	5,064	-
Total recurring assets measured at fair value	$200,061	$1,769	$188,772	$9,520

12. FAIR VALUE MEASUREMENT (continued)

     The Company did not have any transfers between level 1, level 2, or level 3 instruments during the period. In addition, the Company had no material changes in valuation techniques for recurring and nonrecurring assets measured at fair value from the year ended December 31, 2008.

     The following table represents a reconciliation of level 3 instruments for assets that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2009, and the full year 2008:

	Three months ended September 30, 2009
		Gains (loss)	Reclassification of
		included in other	losses from adjustment
	Balance July 1,	comprehensive	for impairment of	Purchases, Issuances,	Balance September 30,
(Dollars in thousands)	2009	income (loss)	securities	and Settlements	2009
Corporate securities	$9,302	$1,319	$-	$-	$10,621
Obligations of state and political subdivisions	-	-	-	1,004	1,004
Fair value	$9,302	$1,319	$-	$1,004	$11,625

	Nine months ended September 30, 2009
		Gains (loss)	Reclassification of
		included in other	losses from adjustment
	Balance January 1,	comprehensive	for impairment of	Purchases, Issuances,	Balance September 30,
(Dollars in thousands)	2009	income (loss)	securities	and Settlements	2009
Corporate securities	$9,520	$1,033	$68	$-	$10,621
Obligations of state and political subdivisions	-	-	-	1,004	1,004
Fair value	$9,520	$1,033	$68	$1,004	$11,625

	Twelve months ended December 31, 2008
		Gains (loss)	Reclassification of
		included in other	losses from adjustment
	Balance January 1,	comprehensive	for impairment of	Purchases, Issuances,	Balance December 31,
(Dollars in thousands)	2008	income (loss)	securities	and Settlements	2008
Corporate securities	$13,948	$(7,572)	$3,144	$-	$9,520
Fair value	$13,948	$(7,572)	$3,144	$-	$9,520

The losses from adjustment for impairment of securities were recognized in noninterest income in the consolidated income statement.

The following method was used to estimate the fair value of each class of recurring financial instruments:

Trading securities - Trading securities held at September 30, 2009, are related solely to bonds, equity securities and mutual funds held in a Rabbi Trust for benefit of the Company’s deferred compensation plans. Fair values for trading securities are based on quoted market prices.

Available for sale securities - Fair values for available for sale securities are based on quoted market prices when available. When quoted market prices are not readily accessible or available, the use of alternative approaches such as matrix or model pricing or indicators from market makers are used. Our level 3 assets consist of pooled trust preferred securities and auction rate securities. The fair value for these securities used inputs for base case default, recovery and prepayment rates were established for the underlying collateral for cash flows and because the expected default and recovery rate assumptions are imbedded in the cash flow projections, the discount rate should include the risk free rate, systemic risk, duration risk, and a liquidity risk premium.

12. FAIR VALUE MEASUREMENT (continued)

     Certain assets are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and OREO. For the three and nine months ended September 30, 2009, certain loans held for sale were subject to the lower of cost or market method of accounting. However, there were no impairments recognized on loans held for sale in 2009. For the three and nine months ended September 30, 2009, certain loans included in Bancorp’s loan portfolio were deemed impaired. OREO that was taken into possession during 2009 was measured at estimated fair value less estimated sales expenses. In addition, during the third quarter, certain properties were written down by a total of $3.8 million to reflect additional decreases in estimated fair market value after initial recognition at the time such properties were placed into OREO.

     There were no nonrecurring level 1 or 2 fair value measurements for the three and nine months ended September 30, 2009, or the full year 2008. The following tables represent the level three fair value measurements for nonrecurring assets for the periods presented:

	Three months ended September 30, 2009
(Dollars in thousands)	Impairment	Fair Value
Loans measured for impairment	$19,205	$43,485
OREO	3,797	30,900
Total nonrecurring assets measured at fair value	$23,002	$74,385

	Nine months ended September 30, 2009
(Dollars in thousands)	Impairment	Fair Value
Loans measured for impairment	$46,041	$133,730
OREO	11,622	123,088
Goodwill	13,059	-
Total nonrecurring assets measured at fair value	$70,722	$256,818

	Twelve months ended December 31, 2008
(Dollars in thousands)	Impairment	Fair Value
Loans measured for impairment	$56,563	$221,197
OREO	4,785	65,492
Total nonrecurring assets measured at fair value	$61,348	$286,689

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

     Goodwill - Refer to Note 5 for discussion of method used to estimate the fair value of goodwill and the related impairment charge taken in the first quarter of 2009.

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

     Investment securities - For substantially all securities within the following categories U.S. Treasuries, U.S Government agencies, mortgage-backed, obligations of state and political subdivisions, and equity investments and other securities held for investment purposes fair values are based on quoted market prices or dealer quotes if available. If a quoted market price is not available due to illiquidity, fair value is estimated using quoted market prices for similar securities or other modeling techniques. If neither a quoted market price nor market prices for similar securities are available, fair value is estimated by discounting expected cash flows using a market derived discount rate as of the valuation date. See Note 12, “Fair Value Measurement” of the notes to consolidated financial statements for more detail.

     For the pooled trust preferred securities within our corporate securities portfolio held for investment purposes and our auction rate securities within our obligations of state and political subdivisions portfolio, we have concluded that valuations from the available quoted market prices appear to be distressed transactions. The inactivity for our pooled trust preferred securities and auction rate securities is evidenced by the sustained wide bid-ask spread in the brokered markets in which pooled trust preferred securities and auction rate securities trade, and a significant decrease in the volume of trades relative to historical levels. We believe available quotes incorporate illiquidity and “fear” discounts beyond what cash flow projections indicate. In determining fair value for these securities base case default, recovery and prepayment rates were established for the underlying collateral for cash flows and because the expected default and recovery rate assumptions are imbedded in the cash flow projections, the discount rate incorporates the risk free rate, systemic risk, duration risk, and a liquidity risk premium.

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

     Deposit liabilities - The fair value of demand deposits, savings accounts and other deposits is the amount payable on demand at the reporting date. The fair value of time deposits is estimated using the rates currently offered for deposits of similar remaining maturities.

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

     Commitments to extend credit, standby letters of credit and financial guarantees - The majority of our commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally not assignable by either the borrower or us, they only have value to the borrower and us.

     The estimated fair values of financial instruments at September 30, 2009, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$251,642	$251,642
Trading securities	692	692
Investment securities	411,984	411,984
Net loans (net of allowance for loan losses
and including loans held for sale)	1,783,885	1,670,387
Bank owned life insurance	24,162	24,162

FINANCIAL LIABILITIES:
Deposits	$2,155,826	$2,162,155
Short-term borrowings	10,000	10,000
Long-term borrowings	253,299	259,563

Junior subordinated debentures-variable	51,000	24,239

The estimated fair values of financial instruments at December 31, 2008, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$64,778	$64,778
Trading securities	1,546	1,546
Investment securities	198,515	198,515
Net loans (net of allowance for loan losses
and including loans held for sale)	2,038,736	1,915,769
Bank owned life insurance	23,525	23,525

FINANCIAL LIABILITIES:
Deposits	$2,024,379	$2,030,079
Short-term borrowings	132,000	132,000
Long-term borrowings	91,059	94,049

Junior subordinated debentures-variable	45,000	23,921
Junior subordinated debentures-fixed	6,000	4,041

14. SUBSEQUENT EVENTS

Capital Raise.

     On October 23, 2009, the Company entered into investment agreements with over 20 separate investors pursuant to which the investors acquired in private placements an aggregate of $155.0 million of newly issued preferred stock and warrants of the Company, including:

  A total of 1,428,849 shares of Series A Mandatorily Convertible Cumulative Participating Preferred Stock, no par value (“Series A Preferred Stock”) which will automatically convert into an aggregate of 71,442,450 shares of common stock at a per common share conversion price of $2.00 (subject to certain adjustments) upon receipt of shareholder approvals (as described below);

  A total of 121,328 shares of Series B Mandatorily Convertible Cumulative Participating Preferred Stock, no par value (“Series B Preferred Stock”) which will automatically convert into an aggregate of 6,066,400 shares of common stock at a per common share conversion price of $2.00 (subject to certain adjustments) upon receipt of shareholder approvals and the transfer of the Series B Preferred Stock to third parties in a widely dispersed offering, as defined in the terms of the Series B Preferred Stock;

  Warrants to purchase an aggregate of 240,000 shares of Series B Preferred Stock at an exercise price of $100.00 per share, mandatorily convertible into an aggregate of 12,000,000 shares of common stock following satisfaction of the conditions to mandatory conversion of the Series B Preferred Stock as described above; and

  Warrants to purchase an aggregate of 117,972 shares of Series A Preferred Stock at an exercise price of $25.00 per share, mandatorily convertible into an aggregate of 5,898,600 shares of common stock following satisfaction of the conditions to mandatory conversion of the Series A Preferred Stock as described above, and warrants to purchase an aggregate of 122,028 shares of Series B Preferred Stock at an exercise price of $25.00 per share, mandatorily convertible into an aggregate of 6,101,400 shares of common stock following satisfaction of the conditions to mandatory conversion of the Series B Preferred Stock as described above. These warrants are only exercisable if the shareholder approvals have not been obtained before March 1, 2010, and they will expire automatically upon receipt of such approvals.

     The Company’s shareholders will be asked to approve (i) an amendment to the Company’s Restated Articles of Incorporation to increase the number of authorized shares of common stock to 250,000,000 and (ii) the issuance of shares of common stock in connection with the conversion of the Company's preferred stock (including the preferred stock issueable upon exercise of the warrants), as required by applicable rules of the NASDAQ Stock Market. In the event these shareholder approvals are not obtained before March 1, 2010, in addition to certain warrants becoming exercisable as described above, holders of shares of Series A Preferred Stock and Series B Preferred Stock will be entitled to cumulative dividends that will accrue whether or not declared by the Company’s board of directors at the rate of 15% per year until the shareholder approvals are obtained.

     No investor will own, control or hold with the power to vote more than 9.9% of the Company’s voting securities, on an as-converted/as-exercised basis for bank regulatory purposes.

     The net proceeds of the investments, after estimated direct expenses of $15.8 million, were $139.2 million of which $5 million was retained by Bancorp and $134.2 million was contributed to the Bank as a capital contribution.

Regulatory Order.

     On October 26, 2009, the Company announced that the Bank had entered into a Stipulation and Consent with the Federal Deposit Insurance Corporation (“FDIC”) and the Oregon Division of Finance and Corporate Securities, its primary banking regulators, agreeing to the issuance of an Order to Cease and Desist effective as of October 22, 2009. The order requires that the Bank, among other things, increase capital, maintain certain liquidity measurements, reduce problem assets, and strengthen certain operating procedures and policies. Among other requirements, the Bank is required to maintain a Tier 1 capital to total assets leverage ratio (“leverage ratio”) equal to or greater than 10% and a ratio of qualifying total capital to risk-weighted assets (“total capital ratio”) equal to or greater than 12%. Under the order, the Bank may not accept, renew or rollover brokered deposits without regulatory approval and is subject to limitations on the rates it can pay on deposits. Furthermore, the Bank and the Company may not pay dividends without prior regulatory approval. With the investments described above, the Bank’s capital and liquidity measurements exceeded the requirements of the order with respect to Tier 1 and total risk-based capital. In addition, guidelines as to liquidity ratios have already been satisfied.

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

  General economic conditions, whether national or regional, and conditions in real estate markets, that may affect the demand for our loan and other products, lead to further declines in credit quality and increased loan losses, hinder our ability to increase lending activities, and negatively affect the value and salability of the real estate that we own or is the collateral for many of our loans;

  Changing business, banking, or regulatory conditions, policies, or programs, or new legislation or government or regulatory initiatives, that could lead to restrictions on activities of banks generally or West Coast Bank (the “Bank”) in particular, changes in costs, including deposit insurance premiums, the elimination of FDIC programs expanding deposit insurance coverage on noninterest bearing deposit accounts and other accounts with balances up to $250,000, declines in consumer confidence in depository institutions generally or the Bank in particular, or changes in the secondary market for bank loan and other products;

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

  Changes or failures in technology or third party vendor relationships in important revenue production or service areas or increases in required investments in technology that could reduce our revenues, increase our costs, or lead to disruptions in our business; and

  Any failure to receive shareholder approvals in connection with our recently completed capital raise. For more information regarding the capital raise, see the discussion under the subheading “Business Developments and Overview” below.

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

Business Developments and Overview

     Capital Raise.

     On October 23, 2009, the Company entered into investment agreements with over 20 separate investors pursuant to which the Company issued in private placements an aggregate of $155.0 million of newly issued preferred stock and warrants of the Company (such transactions, the “capital raise”), including:

  1,428,849 shares of Series A Mandatorily Convertible Cumulative Participating Preferred Stock, no par value (“Series A Preferred Stock”);

  121,328 shares of Series B Mandatorily Convertible Cumulative Participating Preferred Stock, no par value (“Series B Preferred Stock”);

  Warrants (such warrants, the “Key Investor Warrants”) to purchase an aggregate of 240,000 shares of Series B Preferred Stock at an exercise price of $100.00 per share; and

  Warrants (such warrants, the “Conditional Warrants”) to purchase (i) an aggregate of 117,972 shares of Series A Preferred Stock at an exercise price of $25.00 per share, and (ii) an aggregate of 122,028 shares of Series B Preferred Stock at an exercise price of $25.00 per share.

     The Conditional Warrants are only exercisable if our shareholders have not approved before March 1, 2010 (such approvals, the “shareholder approvals”), (i) an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of our common stock to 250,000,000 and (ii) the issuance of shares of our common stock upon conversion of the preferred stock (including the preferred stock issueable upon exercise of the warrants), as required by applicable rules of the NASDAQ Stock Market, and will thereafter expire upon receipt of the shareholder approvals.

     The shares of Series A Preferred Stock issued in the transaction will automatically convert into 71,442,450 shares of common stock at a per common share conversion price of $2.00 (subject to certain adjustments) upon receipt of the shareholder approvals.

     The shares of Series B Preferred Stock issued in the transaction will automatically convert into an aggregate of 6,066,400 shares of common stock at a per common share conversion price of $2.00 (subject to certain adjustments) upon receipt of shareholder approval and transfer of the Series B Preferred Stock to third parties in a widely dispersed offering, as defined in the terms of the Series B Preferred Stock.

     The shares of Series B Preferred Stock received upon exercise of the Key Investor Warrants are mandatorily convertible into an aggregate of 12,000,000 shares of common stock following satisfaction of the conditions to mandatory conversion of the Series B Preferred Stock as described above.

     The net proceeds to the Company from the capital raise, after estimated direct expenses of $15.8 million, were $139.2 million, of which $5 million was retained by Bancorp and $134.2 million was contributed to the Bank as a capital contribution. For more information regarding the effect of the capital raise on the Company's capital, see the discussion under the subheading “Capital Resources” below.

     See Part II, Item 1A “Risk Factors” for a discussion of the risks to the Company if the shareholder approvals are not obtained in a timely manner.

     For additional details regarding the capital raise and the terms of the securities issued in the capital raise, see our Current Report on Form 8-K dated October 22, 2009 and filed with the SEC on October 28, 2009 (the “October 8-K”).

     Regulatory Order.

     The Bank entered into a Stipulation and Consent with the Federal Deposit Insurance Corporation (“FDIC”) and the Oregon Division of Finance and Corporate Securities, the Bank's primary regulators, under which the Bank agreed to the issuance of an Order to Cease and Desist (the “formal regulatory agreement”) effective October 22, 2009. Our formal regulatory agreement requires that the Bank, among other matters, increase capital, maintain certain liquidity measurements, reduce problem assets, and strengthen certain operating procedures and policies. Among other requirements, the Bank is required to maintain a Tier 1 capital to total assets leverage ratio (“leverage ratio”) at least equal to or greater than 10% and a ratio of qualifying total capital to risk-weighted assets (“total capital ratio”) at least equal to or greater than 12%. With the completed capital raise, the Bank has successfully met the requirements for new capital, and the Bank’s pro forma risk-based capital and liquidity measurements would have exceeded the requirements of our formal regulatory agreement with respect to Tier 1 and total risk-based capital as of September 30, 2009.

     For additional details regarding our formal regulatory agreement, see the October 8-K.

     Other Developments.

     On September 23, 2009, the Company announced that it had suspended payment of cash dividends to shareholders and exercised its right to defer regularly scheduled interest payments on outstanding junior subordinated debentures related to its trust preferred securities. The Company will accrue interest expense on its trust preferred securities and may not pay dividends on its capital stock until all accrued but unpaid interest has been paid in full. Both of these actions were taken at the request of the Federal Reserve and in an effort to preserve capital.

     In July 2009, the Bank reopened the newly renovated Woodburn West branch in Woodburn, Oregon. Also in July 2009, West Coast Bank was voted the number one bank in the Mid-Willamette Valley by the Salem Statesman Journal’s website survey of favorite businesses.

     Business Overview.

     As previously reported, we adjusted our business focus in an effort to respond to adverse economic conditions in the areas in which we do business, as well as precipitous declines in real estate prices and lower real estate sales activity in our markets. These conditions, together with the particular effects of the Bank's two-step residential construction lending program on our level of nonperforming assets, have put significant strain on our financial condition and had an adverse effect on our operating results. In response to the situation, we have developed and implemented certain strategies, some of which are expected to be short term in nature. These strategies have included to:

  Proactively address pressure on our capital ratios by reducing risk weighted assets;

  Selectively reduce loan concentrations and manage credit exposures;

  Aggressively reduce nonperforming assets;

  Enhance our liquidity position; and

  Reduce controllable operating expenses.

     We have significantly reduced loan balances, risk-weighted assets and our concentration in construction loans over the past nine months. With respect to new term commercial real estate lending, we have concentrated on owner occupied properties. The decrease in loan balances, when combined with increases in deposits, enabled us to substantially increase our investment securities portfolio and interest bearing cash balances and meet certain pledging requirements for uninsured public deposits and government agency loans. While improving liquidity, the shift from loans to investment securities and interest bearing cash balances has had a negative impact on our net interest margin and income, which both continued to decline in the third quarter of 2009. We have had four consecutive quarters of operating losses, including a net loss of $12.4 million, or $.79 per diluted share, for the most recent quarter ended September 30, 2009.

      Following our capital raise, we expect to begin considering new lending opportunities for non-owner occupied properties that are within our risk parameters and concentration limits for non-owner occupied commercial real estate loans relative to capital. In light of our recent capital raise and improved capital position, we also expect to selectively and prudently pursue other new business opportunities that are consistent with our existing business strategies, credit policies and lending expertise. We anticipate becoming more active in marketing efforts for loans to qualified borrowers in targeted customer segments, and particularly commercial loans, in order to increase our loan balances, which will be a key factor in improving the Company’s revenues. We will also consider adding experienced relationship managers if such opportunities become available to us. While such renewed marketing efforts will take some time to have a meaningful impact on net interest income and margin, these efforts are expected to allow us to return to profitability sooner than without the new capital.

     We are also continuing to educate our customers about the availability of unlimited FDIC insurance coverage for noninterest bearing transaction deposits and the temporary increase in coverage from $100,000 to $250,000 for interest bearing deposit accounts for as long as it is available, which appears to have been an important factor in reducing customer concern regarding the safety of deposits. We have increased core deposit balances and deposit account base as a result of successful sales and marketing efforts. Our ability to continue to attract and retain customer deposits will be critical to our financial condition and liquidity, and will be dependent on many factors beyond our control, including economic and regulatory conditions and the continued availability of expanded FDIC insurance programs.

     Reflecting the challenging economic environment, we will continue to focus on operating efficiently and controlling expenses in ways that have the least impact on our customers.

     We continue to believe that in order to achieve long-term growth and accomplish our long-term financial objectives we will have to successfully execute our five defined long-term strategies:

  Focus on profitable customer segments;

  Exploit local market opportunities;

  Design and support value added products;

  Expand branch distribution; and

  Maintain community focus and high employee and customer satisfaction.

     These strategies are designed to direct our tactical investment decisions to accomplish our financial objectives. To produce net interest income, the key component of our revenues, and consistent earnings growth over the long-term, we recognize that we must generate loan and deposit growth at acceptable interest rate spreads. Net interest income is sensitive to our ability to attract and retain lending officers, close loans in the pipeline and maintain asset quality at an acceptable level. Any failure in that regard could negatively affect our ability to meet our goals. To generate and grow loans and deposits now and in the future, we believe that we must focus on a number of areas, including but not limited to, the quality and breadth of our branch network, our sales practices, customer and employee satisfaction and retention, technology, product innovation, vendor relationships and providing competitive rates. Our ability to attract and grow low cost deposits will be important to fund any future loan growth and grow revenues.

     We also consider noninterest income important to our continued financial success. Fee income generation is primarily related to our loan and deposit operations, such as deposit service charges, fees from payment system products (interchange, merchant services, ACH, check and credit card) and fees on sales of financial products, including residential mortgages and trust and investment products. Many of the products and services that generate fee income are offered through relationships with third party providers, thus we are dependent on the continuity of those relationships to support this important source of income.

Financial Overview.

     Bancorp’s net loss was $12.4 million, or $.79 per diluted share, for the three months ended September 30, 2009, compared to a net loss of $2.3 million, or $.15 per diluted share, for the three months ended September 30, 2008. The Company’s net loss for the nine months ended September 30, 2009, was $42.3 million, or $2.71 per diluted share, down from net income of $2.4 million or $.15 per diluted share for the same period in 2008. The primary contributors to our net losses continue to be contracting net interest income and elevated provision for credit losses.

     Bancorp’s net interest income was $19.1 million in the third quarter 2009, a $4.6 million decrease from the same period in 2008. The 19% third quarter decline in net interest income from the same period in 2008 was primarily a consequence of a sizeable shift in the earning asset mix from higher yielding loan balances to lower yielding investment securities and interest bearing cash balances at the Federal Reserve Bank associated with our goals of maintaining capital ratios and enhancing liquidity. The lengthening of maturities for certificate of deposit balances and particularly Federal Home Loan Bank (“FHLB”) borrowings and a declining benefit from our sizable, low cost core deposit balances in this unusually low interest rate environment also had a negative effect on net interest income.

     Noninterest income was $5.0 million for third quarter 2009, an increase of $3.9 million compared to the same period in 2008. The increase in noninterest income was primarily the result of an impairment charge of $6.3 million taken in the third quarter of 2008 related to the investment securities portfolio. Other real estate owned (“OREO”) valuation adjustments increased $2.6 million in third quarter 2009 compared to the same period last year.

     Noninterest expense was $23.5 million for third quarter 2009, an increase of 6% compared to the same period in 2008. The primary drivers of the increase in noninterest expense were costs associated with managing OREO properties and a significant increase in FDIC insurance expense. All other noninterest expenses outside of OREO and FDIC costs decreased 3% in the third quarter of 2009 compared to the same period in 2008 as a result of our efforts to reduce controllable expenses.

Income Statement Overview

Three and nine months ended September 30, 2009, and 2008

     Net Interest Income. The following table presents information regarding yields on interest earning assets, expense on interest bearing liabilities and net interest margin on average interest-earning assets for the periods indicated on a tax equivalent basis:

	Three months ended		Increase	Percentage
(Dollars in thousands)	September 30,		(Decrease)	Change
	2009	2008	2009-2008	2009-2008
Interest and fee income[1]	$28,085	$35,203	$(7,118)	-20.2%
Interest expense	8,580	11,049	(2,469)	-22.3%
Net interest income[1]	$19,505	$24,154	$(4,649)	-19.2%

Average interest earning assets	$2,460,793	$2,393,207	$67,586	2.8%
Average interest bearing liabilities	$1,965,647	$1,863,768	$101,879	5.5%
Average interest earning assets/
Average interest bearing liabilities	125.19%	128.41%	(3.22)

Average yields earned[1]	4.53%	5.85%	(1.32)
Average rates paid	1.73%	2.36%	(0.63)
Net interest spread[1]	2.80%	3.49%	(0.69)
Net interest margin[1]	3.14%	4.02%	(0.88)

	Nine months ended		Increase	Percentage
(Dollars in thousands)	September 30,		(Decrease)	Change
	2009	2008	2009-2008	2009-2008
Interest and fee income[1]	$86,343	$110,159	$(23,816)	-21.6%
Interest expense	25,713	37,816	(12,103)	-32.0%
Net interest income[1]	$60,630	$72,343	$(11,713)	-16.2%

Average interest earning assets	$2,363,608	$2,440,704	$(77,096)	-3.2%
Average interest bearing liabilities	$1,888,833	$1,889,854	$(1,021)	-0.1%
Average interest earning assets/
Average interest bearing liabilities	125.14%	129.15%	(4.01)

Average yields earned[1]	4.88%	6.03%	(1.15)
Average rates paid	1.82%	2.67%	(0.85)
Net interest spread[1]	3.06%	3.36%	(0.30)
Net interest margin[1]	3.43%	3.96%	(0.53)

1 Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. Ratios for the three and nine months ended September 30, 2009 and 2008 have been annualized where appropriate.

     For the third quarter of 2009, net interest income on a tax equivalent basis was $19.5 million, down from $24.2 million in the same quarter of 2008. Average interest earning assets increased $67.6 million, or 2.8%, to $2.5 billion in the third quarter of 2009 from $2.4 billion for the same period in 2008, while average interest bearing liabilities grew $101.9 million, or 5.5%, to $2.0 billion. Net interest income for the three months ended September 30, 2009, included a $.36 million adjustment to a tax equivalent basis, while the adjustment included in the same period of 2008 was $.43 million.

     A material shift in earning asset mix from higher yielding loans to lower yielding investments and interest earning cash balances contributed to the significant decline in interest income. While our interest expense declined, it did not decline as much as interest income. We were unable to lower deposit rates as quickly as short term market interest rates declined due to a competitive environment for customer deposits within our markets associated with competitors’ attempting to shore up their liquidity positions. We also extended the maturity of customer time deposits and FHLB debt which increased interest expense. Finally the low interest rate environment reduced the benefit from our sizeable noninterest bearing deposit balances.

     The net interest margin for the third quarter of 2009 declined to 3.14% from 4.02% in the third quarter of 2008. Average yields on earning assets decreased 1.32% to 4.53% in the third quarter of 2009 from 5.85% in the third quarter of 2008. Third quarter 2009 average rates paid on interest bearing liabilities decreased ..63% to 1.73% from 2.36% for the same period in 2008.

     The factors that contributed to lower net interest income also contributed to the lower net interest margin, namely a shift in mix from loans to investments and interest bearing cash, our inability to lower deposit rates to match lower market interest rates, higher borrowing costs as we extended the maturities of customer time deposits and FHLB debt and a lower befit from noninterest bearing deposits.

     Changing interest rate environments, including the slope and level of, as well as changes in, the yield curve, and competitive pricing pressure, could lead to higher deposit costs, lower loan yields, reduced net interest margin and spread and lower loan fees, all of which could lead to additional pressure on our net interest income. At September 30, 2009, we remain relatively interest rate neutral, meaning that earning assets mature or reprice at about the same rate as interest bearing liabilities in a given time period. For more information see the discussion under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2008 10-K.

     Loans transitioning into nonaccrual status require interest income reversals, consequently decreasing interest income. We anticipate construction loan balances and associated loan fee revenue will continue to decline. Additionally, until our loan balances begin to expand and the value of noninterest bearing deposit balances increase, we project continued pressure on our net interest margin. Whether we will be able to expand our loan portfolio in the near future will be heavily dependent on economic conditions, which affect both loan demand and existing credit quality, although we believe our capital raise will improve our ability to respond to loan opportunities.

     Provision for Credit Losses. Bancorp recorded provision for credit losses for the third quarters of 2009 and 2008 of $20.3 million and $9.1 million, respectively. The provision for credit losses associated with loans other than two-step loans was $19.6 million in the third quarter of 2009, up from $7.1 million in the same quarter of 2008. The combination of higher net charge-offs, higher general valuation allowances, a negative risk rating migration and a larger unallocated allowance contributed to the increased quarterly provision in the third quarter of 2009 compared to the third quarter of 2008. The provision for credit losses for the nine months ended September 30, 2009, was $54.8 million, up from $23.9 million in the same period in 2008. For more information, see the discussion under the subheading “Allowance for Credit Losses and Net Loan Charge-offs” below.

     Noninterest Income. Total noninterest income of $5.0 million for the three months ended September 30, 2009, increased $3.9 million from $1.1 million in the third quarter of 2008. Third quarter 2008 noninterest income included the negative effects of an other-than-temporary impairment charge totaling $6.3 million. Excluding those effects, noninterest income declined year over year third quarter. Due to extended weakness and declining values in the housing market, third quarter OREO valuation adjustments and losses on sales totaled $4.0 million, of which $3.6 million were associated with two-step properties, compared to $1.4 million in the same quarter of 2008. Future financial results will be heavily dependent on the Company's ability to dispose of its OREO properties quickly and at prices that are in line with current expectations. Deposit service charge revenue declined 3% or $.1 million in the current quarter from the same period a year ago while payment systems revenues increased 7% or $.2 million from the third quarter of 2008 due to higher transaction volume per account. Trust and investment revenues declined 8% or $.1 million. Gain on sales of loans increased slightly from third quarter 2008 due in part to increased activity in sales in the secondary market for SBA loans. Noninterest income for the nine months ended September 30, 2009, was $15.3 million, down from $20.3 million in the first nine months of 2008.

     Noninterest Expense. Noninterest expense for the three months ended September 30, 2009, was $23.5 million, an increase of $1.3 million compared to $22.2 million for the same period in 2008. Personnel expense decreased $.3 million or 2% in third quarter 2009 due to lower salary and benefit costs compared to third quarter 2008. This reflected the Company’s continued effort to manage salary expenses with restrictions on salary increases and the elimination of bonus compensation for most personnel. Additional efforts to control expenses are reflected in the combined decrease of $.8 million in expenses related to equipment, occupancy, professional, and marketing categories. Other noninterest expense was $4.6 million in third quarter 2009 compared to $2.3 million in the same period of 2008. Of the $2.3 million increase, $2.0 million was related to higher FDIC insurance rates and an FDIC insurance special assessment and OREO related expenses.

     Noninterest expense for the nine months ended September 30, 2009, was $84.1 million, up from $67.8 million for the same period in 2008. Noninterest expense for the first nine months of 2009 includes the $13.1 million goodwill impairment charge recorded in first quarter 2009 and the special FDIC assessment charge of $1.2 million taken in second quarter 2009.

     We have attempted to and continue to make efforts to increase operating efficiencies and control expenses without negative effects on our customers. We expect our noninterest expenses will continue to be affected by expenses associated with elevated levels of nonperforming assets and higher FDIC insurance premiums.

     Changing business conditions, increased costs in connection with retention of, or a failure to retain key employees, lower loan production volumes causing deferred loan origination costs to decline, or a failure to manage our operating and control environments could adversely affect our ability to limit expense growth in the future.

     Income taxes. The Company recorded a benefit from income taxes of $7.3 million in the third quarter 2009, compared to a tax benefit of $4.2 million for the same quarter 2008 primarily due to a larger net loss in the third quarter of 2009. For the nine months ended September 30, 2009, the benefit from income taxes was $21.8 million, compared to $2.7 million for the same period in 2008.

     At September 30, 2009, the Company had $19.4 million in net deferred tax assets compared to $15.3 million at December 31, 2008. In the future, the Company may be required under current accounting rules to establish a valuation allowance against its net deferred tax assets. A deferred tax asset valuation allowance would reduce the net deferred tax asset balance with a corresponding charge to tax expense in the period in which it is established.

Balance Sheet Overview

     Period end total assets were $2.7 billion as of September 30, 2009, an increase of 5% since year end 2008. The period end combined investment securities portfolio and interest bearing cash balance of $614 million increased $415 million, from the December 31, 2008 balance. The primary factors which caused the growth in the investment portfolio and interest bearing cash balances were a decline in the loan portfolio of 12% or $243 million since December 31, 2008, and an increase in total deposits of 6% or $131 million over the same period. This also resulted in our loan to deposit ratio declining to 85% at September 30, 2009, from 102% at year end 2008. Unused commitments also continued to contract during the first three quarters of 2009 contributing to the reduction in risk weighted assets. The Company’s liquidity position improved further as a consequence of the $139.2 million capital raise, of which $134.2 million was contributed to the Bank.

     Our long-term balance sheet management efforts are focused on growth in targeted areas that support our corporate objectives and include:

  Small business and middle market commercial lending;

  Owner occupied commercial real estate lending;

  Home equity lending; and

  Core deposit production.

     Reflecting the weak economy and real estate market conditions, we expect our residential and commercial construction loan portfolios to continue to contract. We have implemented a more cautious approach to extending new credit in the residential and commercial construction, non-owner occupied commercial real estate and housing related commercial loan categories. However, the operating flexibility provided by our recent capital raise will allow us to become more active in soliciting prudent credit opportunities in the targeted loan categories listed above. Growth in our loan portfolio will be critical to our efforts to grow revenues.

     We will continue to focus on generating demand and other retail, or “core,” deposits. In order to generate core deposits, we put an emphasis on launching transaction and depository services to satisfy the cash and deposit transaction needs of business customers. We believe our success in retaining and growing low cost demand deposit balances can be attributed to the availability of these sophisticated products, our continued emphasis on our free checking products for both the business and consumer segments, as well as our strong branch network and the strength of our employee base. Customer demand deposit balances and the attractiveness of interest bearing deposit products, such as money market and time deposit products, are influenced by the level and shape of the yield curve. This, in turn, influences whether we pursue time deposits or other funding sources on a short term basis.

     The competition for local core deposit funding has been and continues to be intense. Due to heightened uncertainty about stability of the banking system, including community banks over the past year, larger deposit customers have diversified balances among multiple banks. Moreover, competitors of all types are aggressively pursuing FDIC insured deposits as a preferred source of funds. This includes aggressively priced nationwide, online deposit gathering efforts that do not require a local physical presence. Selective local market participants are also experiencing a need for higher deposit funding levels to improve their liquidity measures. These factors have not only impacted volume but also the cost of deposit funding relative to market interest rates.

     Our ability to achieve loan and deposit growth in the future will be dependent on many factors, including economic conditions in our markets, our liquidity and capital positions, the effects of competition, the effect of our formal regulatory agreement, including limitations on growth in the Bank’s balance sheet, the health of the real estate market, and our ability to retain and add additional personnel and valued customers. FDIC policies, including whether the FDIC extends or modifies existing programs that expanded deposit insurance to cover unlimited balances on noninterest bearing demand accounts and the first $250,000 in other accounts, will also effect our ability to retain and grow deposits. A sustained fierce competitive environment, customer concerns regarding the safety of their deposits, or elimination of expanded FDIC deposit insurance programs could hinder our efforts to retain and grow our core deposit base in the future and maintain this integral source of liquidity for the Bank. Regulatory limitations on our ability to accept brokered deposits will also limit our deposit funding options.

Cash and Cash Equivalents

     Total cash and cash equivalents increased to $251.6 million at September 30, 2009, from $64.8 million at December 31, 2008. In addition, the Company received net proceeds of $139.2 million in the private placements announced on October 26, 2009. It is anticipated that the investment securities portfolio will expand in the fourth quarter of 2009 in an effort to enhance the yield on the Company’s liquid earning assets.

Investment Portfolio

     The composition and carrying value of Bancorp’s investment portfolio is as follows:

	September 30, 2009			December 31, 2008
	Amortized	Fair Value	Unrealized	Amortized	Fair Value	Unrealized
(Dollars in thousands)	Cost		Gain/(Loss)	Cost		Gain/(Loss)
U.S. Treasury securities	$45,069	$45,197	$128	$200	$223	$23
U.S. Government agency securities	39,267	39,603	336	7,310	7,387	77
Corporate securities	14,422	10,621	(3,801)	12,608	10,877	(1,731)
Mortgage-backed securities	230,854	233,206	2,352	94,846	92,566	(2,280)
Obligations of state and political subdivisions	69,968	73,903	3,935	81,025	82,398	1,373
Equity and other securities	9,285	9,454	169	5,161	5,064	(97)
Total Investment Portfolio	$408,865	$411,984	$3,119	$201,150	$198,515	$(2,635)

     The September 30, 2009, investment portfolio balance of $412.0 million more than doubled from $198.5 million at December 31, 2008. At September 30, 2009, total investment securities available for sale had a pre-tax net unrealized gain of $3.1 million. We increased our investment securities balance as part of our effort to limit risk-weighted assets and to make additional securities available to meet pledging requirements for public deposits and government borrowing sources such as the Federal Home Loan Bank (“FHLB”).

     In the third quarter of 2008, the Company recorded other than temporary impairment (“OTTI”) charges totaling $6.3 million pretax consisting of $.4 million relating to an investment in a Lehman Brothers bond, $3.1 million related to two pooled trust preferred investments in our corporate securities portfolio, and $2.8 million for an investment in Freddie Mac preferred stock held in our equity and other securities portfolio. The $3.1 million OTTI related to two pooled trust preferred investments was subsequently reversed as of March 31, 2009.

     In the first quarter of 2009, the Company recorded OTTI charges totaling $.2 million pretax consisting of $.1 million relating to a Lehman Brothers bond held in our corporate securities portfolio and $.1 million for the investment in Freddie Mac preferred stock held in our equity and other securities portfolio. Both of these investments were sold in the second quarter of 2009 for no additional gain or loss.

     For additional detail regarding our investment portfolio, see Note 3 “Investment Securities” and Note 12 “Fair Value Measurement” of our interim financial statements included under Item 1 of this report.

Loan Portfolio

     The composition of the Bank’s loan portfolio is as follows for the periods shown:

	September 30,	% of total	December 31,	% of total	Change		September 30,	% of total
(Dollars in thousands)	2009	loans	2008	loans	Amount	%	2008	loans
Commercial loans	$406,807	22.4%	$482,405	23.4%	$(75,598)	-15.7%	$498,715	23.6%
Commercial real estate construction	43,944	2.4%	92,414	4.5%	(48,470)	-52.4%	89,599	4.2%
Residential real estate construction	100,793	5.5%	139,651	6.7%	(38,858)	-27.8%	143,340	6.9%
Two-step residential construction loans	5,128	0.3%	53,084	2.6%	(47,956)	-90.3%	97,894	4.6%
Total real estate construction loans	149,865	8.2%	285,149	13.8%	(135,284)	-47.4%	330,833	15.7%
Mortgage	78,144	4.3%	87,628	4.2%	(9,484)	-10.8%	90,510	4.3%
Nonstandard mortgage	21,952	1.2%	32,597	1.6%	(10,645)	-32.7%	32,658	1.5%
Home equity line of credit	282,552	15.5%	272,983	13.2%	9,569	3.5%	266,385	12.7%
Total real estate mortgage loans	382,648	21.0%	393,208	19.0%	(10,560)	-2.7%	389,553	18.5%
Commercial real estate loans	863,658	47.4%	882,092	42.7%	(18,434)	-2.1%	867,902	41.1%
Installment and other consumer loans	19,023	1.0%	21,942	1.1%	(2,919)	-13.3%	22,514	1.1%
Total loans	$1,822,001	100.0%	$2,064,796	100.0%	$(242,795)	-11.8%	$2,109,517	100.0%

     The Bank’s total loan portfolio was $1.8 billion at September 30, 2009, a decrease of $243 million, or 12%, from December 31, 2008. Interest and fees earned on our loan portfolio is our primary source of revenue and the decline in loan originations will continue to have a negative impact on loan balances, interest income, and loan fees earned. We anticipate that continued weakness in the housing market will result in a continuing decline in construction loan balances for the remainder of 2009, and thus put continued downward pressure on loan related revenues. However, looking forward, with the additional capital raised, we are hopeful the economy will allow for an increased level of prudent loan originations to qualified borrowers.

     At September 30, 2009, the Bank had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, were on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Bank. At September 30, 2009, and December 31, 2008, Bancorp had no bankers’ acceptances.

     Below is a discussion of our loan portfolio by category. In certain tables we distinguish loans other than two-step loans from those in our two-step loan portfolio. Management is providing this information to aid in the readers’ understanding of the impact of the two-step loan portfolio on our entire loan portfolio.

     Commercial. The commercial loan portfolio decreased $76 million, or 16%, since year end 2008. The decline in this portfolio was a reflection of the adverse economic conditions reducing the demand for credit as well as fewer qualified borrowers. We also elected to limit new loan originations to customers in certain sectors, including businesses related to the housing industry, and decided to exit certain high risk client relationships. However, in terms of our long term strategy we expect the commercial loan portfolio to be an important contributor to growth in future revenues and the capital raise will support our efforts to strategically pursue opportunities in targeted commercial lending segments.

     In originating commercial loans, our underwriting standards may include maximum loan to value ratios, target levels for debt service coverage and other financial covenants specific to the loan and the borrower. Common forms of collateral pledged to secure our commercial loans are real estate, accounts receivable, inventory, equipment, agricultural crops and/or livestock and marketable securities. Commercial loans typically have maximum terms of one to ten years and loan to value ratios in the range of 50% to 80%.

     Real Estate Construction. The composition of real estate construction loans by type of project is as follows for the periods shown:

					Change from
	September 30, 2009		December 31, 2008		December 31, 2008		September 30, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial construction	$43,944	29%	$92,414	32%	$(48,470)	-52%	$89,599	27%
Two-step loans	5,128	4%	53,084	19%	(47,956)	-90%	97,894	30%
Residential construction to builders	55,227	37%	74,923	26%	(19,696)	-26%	72,215	22%
Residential subdivision or site development	45,566	30%	64,728	23%	(19,162)	-30%	71,125	21%
Total real estate construction loans	$149,865	100%	$285,149	100%	$(135,284)	-47%	$330,833	100%

     At September 30, 2009, the balance of real estate construction loans was $150 million, down $135 million or 47% from $285 million at December 31, 2008.  Total real estate construction loans represented 8% of the loan portfolio at the end of the third quarter, down from 14% at December 31, 2008 and 16% a year ago.  At September 30, 2009, or prior to considering the effects of the capital raise, the Bank was within the “Interagency Guidelines for Real Estate Lending Policies” and the “Commercial Real Estate Lending Joint Guidance” policy guidelines for concentrations in construction loans outstanding relative to the sum of Tier 1 capital and allowance for credit losses.  We do not believe the September 30, 2009 level of our overall construction concentration is excessive in light of our current capital position.

     Real estate construction loans to builders are generally secured by the property underlying the project that is being financed. Construction loans to builders and developers typically have terms from 12 to 24 months and initial loan to value ratios in the range of 60% to 85%, based on the estimated value of the collateral to be built at the time of loan origination. However, until the supply and demand for new homes is more in balance, there will be limited demand for new residential construction loans in the market place. We are not financing additional residential land or site development loans at this time. Limited financing may be made available under existing commitments for vertical construction financing to selective qualified builders.

     Additional detail regarding construction and land loans is provided in the tables below. Land loans are carried in the Bank’s residential mortgage and commercial real estate portfolios, depending on the purpose of the loan, but such loans are included below due to their relationship to construction loans generally.

     The composition of the residential construction and land loan portfolio by purpose is as follows for the periods shown:

	West Coast Bancorp
	Residential construction and land loans including two-step loans
	September 30, 2009		December 31, 2008		September 30, 2008
		Percent of		Percent of		Percent of
(Dollars in thousands, unaudited)	Amount	total loans[2]	Amount	total loans[2]	Amount	total loans[2]
Accruing residential construction loans and land loans
Land loans[1]	$6,547	0.4%	$17,887	0.9%	$18,730	0.9%
Site development	18,781	1.0%	37,437	1.8%	57,394	2.7%
Vertical construction	44,899	2.5%	61,593	3.0%	66,098	3.1%
Two-step residential construction to individuals	-	0.0%	3,124	0.2%	14,904	0.7%
Total accruing residential construction and land loans	$70,227	3.9%	$120,041	5.8%	$157,126	7.4%

Nonaccrual residential construction loans and land loans
Land loans[1]	$8,236	0.5%	$5,608	0.3%	$5,308	0.3%
Site development	26,785	1.5%	27,291	1.3%	13,731	0.7%
Vertical construction	10,364	0.6%	9,703	0.5%	7,294	0.3%
Two-step residential construction to individuals	5,128	0.3%	49,960	2.4%	82,990	3.9%
Total nonaccrual residential construction and land loans	$50,513	2.8%	$92,562	4.5%	$109,323	5.2%

Total residential construction and land loans
Land loans[1]	$14,783	0.8%	$23,495	1.1%	$24,038	1.1%
Site development	45,566	2.5%	64,728	3.1%	71,125	3.4%
Vertical construction	55,263	3.0%	71,296	3.5%	73,392	3.5%
Two-step residential construction to individuals	5,128	0.3%	53,084	2.6%	97,894	4.6%
Total residential construction and land loans	$120,740	6.6%	$212,603	10.3%	$266,449	12.6%

1 Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios.
2 Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     As shown in the table above, of the $120.7 million residential construction and land loans portfolio, $70.2 million was accruing and $50.5 million was nonaccruing at September 30, 2009. The nonaccrual loan balance declined 45% from $92.6 million at year end 2008, predominantly due to foreclosed two-step related properties taken into the Bank’s OREO portfolio. Site development loans totaled $45.6 million and accounted for the largest portion of the nonaccrual residential construction and land loan balances. At September 30, 2009, the residential vertical construction component amounting to $55.3 million in loans was comprised of $33 million in condominium loans, $17.9 million in speculative construction loans, and $4.4 million in pre-sold construction loans. Residential land loans totaled $14.8 million, which represented less than 1% of the Company’s total loan portfolio at September 30, 2009. Our land loans typically had loan to value ratios of 60% or less at the time of origination. Geographically, residential land loans were not heavily concentrated in any single county within our market areas.

     The components of our accruing residential and commercial construction and land loans outside the two-step portfolio are as follows for the dates shown:

	West Coast Bancorp
	Accruing construction and land loans outside the two-step portfolio
	September 30, 2009		December 31, 2008		September 30, 2008
		Percent of		Percent of		Percent of
(Dollars in thousands, unaudited)	Amount	total loans[2]	Amount	total loans[2]	Amount	total loans[2]
Land loans[1]	$26,413	1.4%	$40,492	2.0%	$39,497	1.9%
Residential construction loans other than two-step loans	63,680	3.5%	99,030	4.8%	123,492	5.9%
Commercial construction loans	41,542	2.3%	89,694	4.3%	88,630	4.2%
Total construction and land loans other than two-step loans	$131,635	7.2%	$229,216	11.1%	$251,619	11.9%

Components of residential construction and land loans other than two-step loans:
Land loans[1]	$6,547	0.4%	$17,887	0.9%	$18,730	0.9%
Site development	18,781	1.0%	37,437	1.8%	57,394	2.7%
Vertical construction	44,899	2.5%	61,593	3.0%	66,098	3.1%
Total residential construction and land loans other than two-step loans	$70,227	3.9%	$116,917	5.7%	$142,222	6.7%

Components of commercial construction and land loans:
Land loans[1]	$19,866	1.1%	$22,605	1.1%	$20,767	1.0%
Site development	607	0.0%	607	0.0%	77	0.0%
Vertical construction	40,935	2.2%	89,087	4.3%	88,553	4.2%
Total commercial construction and land loans	$61,408	3.4%	$112,299	5.4%	$109,397	5.2%

Components of total construction and land loans other than two-step loans:
Land loans[1]	$26,413	1.4%	$40,492	2.0%	$39,497	1.9%
Site development	19,388	1.1%	38,044	1.8%	57,471	2.7%
Vertical construction	85,834	4.7%	150,680	7.3%	154,651	7.3%
Total construction and land loans other than two-step loans	$131,635	7.2%	$229,216	11.1%	$251,619	11.9%

1 Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios.
2 Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     At September 30, 2009, there were $131.6 million in accruing construction and land loans, a decline of 48% or $120.0 million from September 30, 2008. Accruing residential land and site development loans were $25.3 million, down 67% from $76.1 million a year ago. As a result of contracting accruing construction and land loan balances, we expect a declining trend in migration to nonaccrual status from such loans.

     Real Estate Mortgage. The following table presents the components of our real estate mortgage loan portfolio:

					Change from
	September 30, 2009		December 31, 2008		December 31, 2008		September 30, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Mortgage	$78,144	20%	$87,628	22%	$(9,484)	-11%	$90,510	23%
Nonstandard mortgage product	21,952	6%	32,597	8%	(10,645)	-33%	32,658	9%
Home equity loans and lines of credit	282,552	74%	272,983	70%	9,569	4%	266,385	68%
Total real estate mortgage	$382,648	100%	$393,208	100%	$(10,560)	-3%	$389,553	100%

     At September 30, 2009, real estate mortgage loan balances were $382.6 million or approximately 20% of the Company’s total loan portfolio. This included $22.0 million in our nonstandard mortgage product, a decline from $32.6 million at December 31, 2008 due to very limited new nonstandard mortgage loan originations, charge-offs, and borrower pay downs. At September 30, 2009, the allowance for credit losses associated with nonstandard loans was $1.8 million.

     Home equity lines and loans represented about 74% or $282.6 million of the real estate mortgage portfolio. The Bank’s home equity lines and loans were almost entirely generated within our market area and they were all originated through our branches. The portfolio grew steadily over the past few years as a result of focused and on going marketing efforts; however, growth has slowed over the past year as a result of the Bank’s ongoing analysis of market conditions and adjustments being made to our pricing and underwriting standards, along with decreased customer demand. As shown below, the home equity line utilization percentage averaged approximately 60% at September 30, 2009, and has been fairly consistent across the year of origination.

	Year of Origination
	Year to Date						2003 &
(Dollars in thousands)	9/30/09	2008	2007	2006	2005	2004	Earlier	Total
Home Equity Lines
Commitments	$29,759	$66,842	$83,864	$85,961	$63,012	$29,732	$60,127	$419,297
Outstanding Balance	17,796	41,457	54,314	53,447	40,369	16,302	28,732	252,417

Utilization	59.8%	62.0%	64.8%	62.2%	64.1%	54.8%	47.8%	60.2%

Home Equity Loans
Outstanding Balance	3,188	9,057	6,969	5,191	1,383	1,098	3,249	30,135

Total Home Equity Outstanding	$20,984	$50,514	$61,283	$58,638	$41,752	$17,400	$31,981	$282,552

     As indicated in the table below, the average Beacon score for the home equity line and loan portfolios were 762 and 730, respectively. While the delinquencies and charge-offs have been modest within these portfolios, we anticipate the weak economy coupled with high unemployment in our markets will lead to increased delinquencies and charge-offs going forward.

     The following table presents an overview of home equity lines of credit and loans as of the dates shown:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Lines	Loans	Lines	Loans
Total Outstanding Balance	$252,417	$30,135	$239,457	$33,526

Average Current Beacon Score	762	730	763	729

Delinquent % 30 Days or Greater	0.16%	0.20%	0.04%	0.22%
% Net Charge-Offs Year to Date	0.59%	1.64%	0.05%	0.28%

% 1st Lien Position	38%	38%	34%	39%
% 2nd Lien Position	62%	62%	66%	61%

Overall Original Loan-to-Value	63%	62%	65%	64%

Original Loan-to-Value < 80%	79%	67%	75%	66%
Original Loan-to-Value > 80, < 90%	20%	24%	24%	28%
Original Loan-to-Value > 90, < 100%	1%	9%	1%	6%
	100%	100%	100%	100%

Related Loans and Deposits [1]	$332,836	$17,866	$367,956	$20,857

1These amounts represent the total amount of other loan and deposit balances associated with our customers having a home equity line or loan.

     The following table shows home equity lines of credit and loans by market areas at the date shown and indicates a geographic distribution of balances representative of our branch presence in these markets:

(Dollars in thousands)	September 30,	Percent of	December 31,	Percent of
Region	2009	total	2008	total
Portland, Oregon / Vancouver, Washington	$120,649	43%	$114,148	42%
Willamette Valley (Salem, Eugene)	85,861	30%	85,293	31%
Western Washington (Olympia, Seattle)	37,469	13%	36,499	14%
Oregon Coast (Newport, Lincoln City)	26,967	10%	25,032	9%
Central Oregon (Bend, Redmond)	8,568	3%	8,553	3%
Other	3,038	1%	3,458	1%
Total home equity loans and lines of credit	$282,552	100%	$272,983	100%

     Commercial Real Estate. The composition of commercial real estate loan types based on collateral is as follows:

	September 30, 2009		December 31, 2008
(Dollars in thousands)	Amount	Percent	Amount	Percent
Office Buildings	$188,323	21.8%	$195,033	22.1%
Retail Facilities	117,401	13.6%	118,072	13.4%
Commercial/Agricultural	62,255	7.2%	65,177	7.4%
Multi-Family - 5+ Residential	59,596	6.9%	59,386	6.7%
Medical Offices	58,405	6.8%	62,111	7.1%
Industrial parks and related	56,046	6.5%	58,514	6.6%
Manufacturing Plants	52,174	6.0%	42,102	4.8%
Hotels/Motels	37,473	4.3%	36,478	4.1%
Land Development and Raw Land	27,082	3.1%	31,582	3.6%
Mini Storage	26,114	3.0%	27,725	3.2%
Assisted Living	22,233	2.6%	20,360	2.3%
Food Establishments	18,445	2.1%	18,897	2.1%
Other	138,111	16.1%	146,655	16.6%
Total commercial real estate loans	$863,658	100.0%	$882,092	100.0%

     As shown above, the term commercial real estate portfolio balance decreased $18.4 million or 2% from December 31, 2008 to September 30, 2009.  The decline occurred in the non-owner occupied segment which, by occupancy type, represented approximately 51% of the total commercial real estate loan portfolio at September 30, 2009.  At September 30, 2009, or prior to considering the effects of the capital raise, the Bank was within the “Interagency Guidelines for Real Estate Lending Policies” and the “Commercial Real Estate Lending Joint Guidance” policy guidelines for concentrations in construction loans outstanding relative to the sum of Tier 1 capital and allowance for credit losses.  Office buildings and retail facilities account for 35% of the collateral securing the $863.7 million term commercial real estate portfolio at the end of the third quarter.  The term commercial real estate portfolio is seasoned.  We believe the Bank’s underwriting of term commercial real estate loans is consistent with the industry with loan to value ratios generally not exceeding 75% at origination and debt service coverage ratios generally at 120% or better at origination.  In considering new origination activity for this portfolio, we will continue to concentrate on owner-occupied real estate financing, and will begin to consider non owner-occupied financing opportunities within the range of our risk parameters, expertise, and real estate concentration policy limits.

     The composition of the commercial real estate loan portfolio by occupancy type is as follows:

	September 30, 2009		December 31, 2008		Change
(Dollars in thousands)	Amount	Mix Percent	Amount	Mix Percent	Amount	Mix Percent
Owner occupied	$424,577	49%	$416,817	47%	$7,760	2%
Non-owner occupied	439,081	51%	465,275	53%	(26,194)	-2%
Total commercial real estate loans	$863,658	100%	$882,092	100%	$(18,434)

Credit Management

     Credit risk is inherent in our lending activities. We manage the general risks inherent in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. In addition, we attempt to manage our risk through our credit administration and credit review functions that are designed to help confirm our credit standards are being followed. Through the credit review function we monitor credit related policies and practices on a post approval basis. Significant findings and periodic reports are communicated to the chief credit officer and chief executive officer and, in certain cases, to the Loan, Investment, and Asset Liability Committee, which is made up of certain directors. Credit risk in the loan portfolio can be amplified by concentrations. We manage our concentration risk on an ongoing basis by establishing a maximum amount of credit that may be extended to any one borrower and by employing concentration limits that regulate exposure levels by portfolio segment. Concentration limits for construction and term real estate are well defined and are consistent with requirements as outlined in our formal regulatory agreement.

     Our residential construction portfolio, consisting of loans to developers and builders, is a portfolio we consider to have higher risk. The current downturn in residential real estate has slowed land, lot and home sales within our markets, has resulted in lengthening the marketing period for completed homes and has negatively affected borrower liquidity and collateral values. We have been reducing our exposure in residential construction, including establishing new targets to lower our concentration levels in loans of this type. We also expect the downturn in housing to continue to increase the risk profile of related commercial borrowers, particularly those that are involved in commercial activities that support the supply chain of products and services used by the housing industry. Accordingly, we are monitoring the financial condition of existing borrowers within this commercial loan segment and are selectively managing the level of loan exposure downward. An important component of managing our residential construction portfolio involves stress testing, at both a portfolio and individual borrower level. Our stress test for individual residential construction borrowers focuses on examining project performance relative to cash flow and collateral value under a range of assumptions that include interest rates, net operating income, and capitalization rate assumptions. This level of risk monitoring helps the Bank identify potential problem loans early and put together action plans, which may include requiring borrowers to replenish interest reserves, decrease construction draws, or transfer the borrowing relationship to our special asset team for closer monitoring.

     Current economic conditions are the most challenging the banking industry has faced in many years, and we expect economic pressures to continue through 2009 and into 2010. Consequently, we are highly focused on monitoring and managing credit risk across all of our loan portfolios. As part of our ongoing lending process, internal risk ratings are assigned to each commercial, commercial real estate and real estate construction loan before the funds are advanced to the customer. Credit risk ratings are based on our assessment of the borrower’s credit worthiness and the quality of our collateral position at the time a particular loan is made. Thereafter, credit risk ratings are evaluated on an ongoing basis focusing on our interpretation of relevant risk factors known to us at the time of each evaluation. Large credit relationships have their credit risk rating reviewed at least annually, and given current economic conditions, risk rating evaluations may occur more frequently. Our relationship managers play a critical element in this process by evaluating the ongoing financial condition of each borrower in their respective portfolio of loans. These activities include, but are not limited to, maintaining open communication channels with borrowers, analyzing periodic financial statements and cash flow projections, evaluating collateral, monitoring covenant compliance, and evaluating the financial capacity of guarantors. Collectively, these activities represent an ongoing process which results in an assessment of credit risk associated with each commercial, commercial real estate, and real estate construction loan consistent with our internal risk rating guidelines. Our risk rating process is a critical component in estimating the required allowance for credit losses, as discussed in the Allowance for Credit Losses section which follows. Credit files are also examined periodically on a sample test basis by our credit review department and internal auditors, as well as by regulatory examiners. Examinations by our credit review department and regulatory examiners can lead to additional changes in risk ratings, which, in turn, may lead to additional provision for credit losses in a particular period to keep our allowance for credit losses in line with revised expectations.

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

Total loan portfolio, nonperforming assets:	September 30, 2009		December 31, 2008				September 30, 2008
(Dollars in thousands)	Amount	Percent of loan category	Amount	Percent of loan category	Change	Percent	Amount	Percent of loan category
Commercial loans	$49,871	12.3%	$6,250	1.3%	$43,621	697.9%	$6,651	1.3%
Real estate construction loans:
Commercial real estate construction	2,449	5.6%	2,922	3.2%	(473)	-16.2%	-	0.0%
Residential real estate construction	37,149	36.9%	40,752	29.2%	(3,603)	-8.8%	21,024	4.3%
Two-step residential construction	5,128	100.0%	49,960	94.1%	(44,832)	-89.7%	82,990	67.8%
Total real estate construction loans	44,726	29.8%	93,634	32.8%	(48,908)	-52.2%	104,014	26.5%
Real estate mortgage loans:
Mortgage	12,498	16.0%	8,283	9.5%	4,215	50.9%	6,384	7.3%
Nonstandard mortgage product	10,810	49.2%	15,229	46.7%	(4,419)	-29.0%	11,834	38.8%
Home equity line of credit	1,599	0.6%	1,043	0.4%	556	53.3%	644	0.2%
Total real estate mortgage loans	24,907	6.5%	24,555	6.2%	352	1.4%	18,862	5.0%
Commercial real estate loans	12,463	1.4%	3,145	0.4%	9,318	296.3%	5,636	0.7%
Installment and other consumer loans	39	0.2%	6	0.0%	33	550.0%	14	0.1%
Total nonaccrual loans	132,006	7.2%	127,590	6.2%	4,416	3.5%	135,177	6.3%
90 day past due and accruing interest	-		-		-		-
Total nonperforming loans	132,006	7.2%	127,590	6.2%	4,416	3.5%	135,177	6.3%
Other real estate owned	76,570		70,110		6,460	9.2%	48,121
Total nonperforming assets	208,576		197,700		10,876		183,298

Nonperforming loans to total loans	7.25%		6.18%				6.41%
Nonperforming assets to total assets	7.86%		7.86%				7.12%

Delinquent loans 30-89 days past due	$13,136		$6,850		$6,286		$15,008
Delinquent loans to total loans	0.72%		0.34%				0.71%

Loans other than two-step loans:
Nonaccrual loans	$126,878		$77,630		$49,248		$52,187
Other real estate owned	20,014		10,088		9,926		3,446
Total nonperforming assets	$146,892		$87,718		$59,174		$55,633

Nonperforming loans to total loans	6.10%		3.86%		2.24%		2.59%
Nonperforming assets to total assets	5.54%		3.49%		2.05%		2.16%

Two-step loans:
Nonaccrual two-step loans	$5,128		$49,960		$(44,832)		$82,990
Other real estate owned two-step loans	56,556		60,022		(3,466)		44,675
Total nonperforming two-step assets	$61,684		$109,982		$(48,298)		$127,665

Nonperforming two-step assets to total assets	2.32%		4.37%		-2.05%		4.96%

     At September 30, 2009, total nonperforming assets were $208.6 million, or 7.86% of total assets, relatively unchanged from $197.7 million, or 7.86%, at December 31, 2008. Nonperforming assets other than two-step loans increased from $87.7 million, or 3.49% of total assets at year end 2008, to $146.9 million, or 5.54% of total assets at September 30, 2009. At September 30, 2009, such nonperforming assets had been written down 26% from their original principal loan balance. The largest increase was in nonaccruing commercial loans where five commercial relationships represent $40.9 million of the $49.9 million nonaccrual commercial balance at September 30, 2009. Nonperforming assets associated with two-step loans declined to $62 million from $110 million at December 31, 2008, mainly due to the disposition of 135 two-step related OREO properties during the first nine months of 2009. The amount and level of nonaccrual loans depends on portfolio growth, portfolio seasoning, problem loan recognition and resolution through collections, sales or charge-offs. The performance of any one loan can be affected by external factors, such as economic or market conditions, or factors particular to a borrower, such as actions of a borrower’s management or conditions affecting a borrower’s business.

     The following table shows the components of our nonaccrual residential and commercial construction and land loans outside the two-step portfolio as of the dates shown.

	Nonaccrual construction and land loans outside the two-step portfolio
	September 30, 2009		December 31, 2008		Change		September 30, 2008
(Dollars in thousands, unaudited)	Amount	Percent of loan category[2]	Amount	Percent of loan category[2]	Amount	Percent	Amount	Percent of loan category[2]
Land loans[1]	$9,232	25.9%	$5,794	12.5%	$3,438	59.3%	$5,308	3.2%

Residential construction loans other than two-step loans	37,149	36.8%	36,994	27.2%	155	0.4%	13,731	8.2%
Commercial construction loans	2,449	5.6%	2,922	3.2%	(473)	-16.2%	7,294	4.3%
Total nonaccrual construction and land loans other than
two-step loans	$48,830	27.1%	$45,710	16.6%	$3,120	6.8%	$26,333	15.6%

Components of nonaccrual residential construction and
land loans other than two-step loans:
Land loans[1]	$8,236	55.7%	$5,608	23.9%	$2,628	46.9%	$5,308	3.2%
Site development	26,785	58.8%	27,291	42.2%	(506)	-1.9%	13,731	8.2%
Vertical construction	10,364	18.8%	9,703	13.6%	661	6.8%	7,294	4.3%
Total nonaccrual residential construction and land loans
other than two-step loans	$45,385	39.3%	$42,602	26.7%	$2,783	6.5%	$26,333	15.6%

Components of nonaccrual commercial construction and
land loans:
Land loans[1]	996	4.8%	186	0.8%	$810	435.5%	-	0.0%
Site development	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Vertical construction	2,449	5.6%	2,922	3.2%	(473)	-16.2%	-	0.0%
Total nonaccrual commercial construction and land
loans	$3,445	5.3%	$3,108	2.7%	$337	10.8%	$-	0.0%

Components of total nonaccrual construction and land
loans other than two-step loans:
Land loans[1]	$9,232	25.9%	$5,794	12.5%	$3,438	59.3%	$5,308	1.9%
Site development	26,785	58.0%	27,291	41.8%	(506)	-1.9%	13,731	4.9%
Vertical construction	12,813	13.0%	12,625	7.7%	188	1.5%	7,294	2.6%
Total nonaccrual construction and land loans other than
two-step loans	$48,830	27.1%	$45,710	16.6%	$3,120	6.8%	$26,333	9.5%

[1]	Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios.
[2]	Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     As indicated in the above table and reflecting the difficulties in the housing market, the majority of the $48.8 million in nonaccrual construction and land loan balances outside the two-step portfolio were related to residential construction loans. The residential construction and land loan nonaccrual balance of $45.4 million increased modestly from year end 2008, with the highest level of nonperforming assets continuing within the site development component.

     The following table presents activity in the total OREO portfolio for the periods shown.

(Dollars in thousands)	Total OREO activity		Total short sales		Total OREO property sales and short sales
Full year 2008:	Amount	Number	Amount	Number	Amount	Number
Beginning balance January 1, 2008	$3,255	15
Additions to OREO	87,799	336
Capitalized improvements	1,329
Valuation adjustments	(4,785)
Disposition of OREO properties and short sales	(17,488)	(63)	$(11,448)	(40)	$(28,936)	(103)
Ending balance December 31, 2008	$70,110	288

Quarterly 2009:
Beginning balance January 1, 2009	$70,110	288
Additions to OREO	25,249	79
Capitalized improvements	682
Valuation adjustments	(4,761)
Disposition of OREO properties and short sales	(4,091)	(18)	$(3,450)	(11)	$(7,541)	(29)
Ending balance March 31, 2009	$87,189	349

Additions to OREO	13,663	48
Capitalized improvements	1,156
Valuation adjustments	(3,064)
Disposition of OREO properties and short sales	(15,114)	(62)	$(1,686)	(5)	$(16,800)	(67)
Ending balance June 30, 2009	$83,830	335

Additions to OREO	11,109	36
Capitalized improvements	955
Valuation adjustments	(3,797)
Disposition of OREO properties and short sales	(15,527)	(70)	$(3,260)	(14)	$(18,787)	(84)
Ending balance September 30, 2009	$76,570	301

Year to date 2009:
Beginning balance January 1, 2009	$70,110	288
Additions to OREO	50,021	163
Capitalized improvements	2,793
Valuation adjustments	(11,622)
Disposition of OREO properties and short sales	(34,732)	(150)	$(8,396)	(30)	$(43,128)	(180)
Ending balance September 30, 2009	$76,570	301

     OREO is real property of which the Bank has taken possession either through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in partial or full satisfaction of a loan or loans. The Company held 301 OREO properties at September 30, 2009, with a total net book value of $76.6 million. Of these, 233 were related to the two-step program. OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. During the first nine months of 2009, the Company sold 150 OREO properties, 122 of which were two-step related. During the same period, the Bank closed 30 short sales of which 13 were two-step related.

     Short sales occur when we accept an agreement with a loan obligor to sell the Bank's collateral on a loan that produces net proceeds that is less than what is owed. The obligor receives no proceeds; however, the debt is fully extinguished. A short sale is an alternative to foreclosure. The losses on short sales and valuation adjustments on loans prior to taking ownership of property in OREO are recorded directly to the allowance for loan losses. Management is responsible for estimating the fair market value of OREO and utilizes appraisals and internal judgments in its assessment of fair market value and estimated selling costs. This amount becomes the property’s book value at the time it is taken into OREO. Any valuation adjustments based on our determination of estimated fair market value less cost to sell at the date a particular property is acquired are charged to the allowance for loan losses at that time. Management then periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell. Any further OREO valuation adjustments or subsequent gains or losses upon final disposition of OREO are charged to other noninterest income. Expenses from the acquisition, maintenance and disposition of OREO properties are included in other noninterest expense in the statements of income (loss). It will be critical to our operating results for us to dispose of OREO properties in a timely fashion and at valuations that are consistent with our expectations. We have incurred significant charges to noninterest income in the first nine months of 2009 due to valuation adjustments and losses upon final disposition, including $4.0 million in the current quarter. Continued decline in market values in our area would lead to additional valuation adjustment, which would have an adverse effect on our results of operation.

     The following table presents activity related to the other than two-step OREO portfolio for the periods shown.

(Dollars in thousands)	Other than two-step related OREO activity		Other than two-step short sales		Other than two-step OREO property sales and short sales
Full year 2008:	Amount	Number	Amount	Number	Amount	Number
Beginning balance January 1, 2008	$-	1
Additions to OREO	11,936	42
Capitalized improvements	10
Valuation adjustments	(499)
Disposition of OREO properties and short sales	(1,359)	(6)	$-	-	$(1,359)	(6)
Ending balance December 31, 2008	$10,088	37

Quarterly 2009:
Beginning balance January 1, 2009	$10,088	37
Additions to OREO	4,614	17
Capitalized improvements	14
Valuation adjustments	(651)
Disposition of OREO properties and short sales	(195)	(1)	$(948)	(4)	$(1,143)	(5)
Ending balance March 31, 2009	$13,870	53

Additions to OREO	3,841	15
Capitalized improvements	76
Valuation adjustments	(744)
Disposition of OREO properties and short sales	(2,845)	(11)	$(509)	(2)	$(3,354)	(13)
Ending balance June 30, 2009	$14,198	57

Additions to OREO	8,979	27
Capitalized improvements	86
Valuation adjustments	(450)
Disposition of OREO properties and short sales	(2,799)	(16)	$(2,616)	(11)	$(5,415)	(27)
Ending balance September 30, 2009	$20,014	68

Year to date 2009:
Beginning balance January 1, 2009	$10,088	37
Additions to OREO	17,434	59
Capitalized improvements	176
Valuation adjustments	(1,845)
Disposition of OREO properties and short sales	(5,839)	(28)	$(4,073)	(17)	$(9,912)	(45)
Ending balance September 30, 2009	$20,014	68

     The following table presents activity in the two-step OREO portfolio and short sales completed for the periods shown.

(Dollars in thousands)	Two-step related OREO activity		Two-step short sales		Total two-step OREO property sales and short sales
Full year 2008:	Amount	Number	Amount	Number	Amount	Number
Beginning balance January 1, 2008	$3,255	14
Additions to OREO	75,863	294
Capitalized improvements	1,319
Valuation adjustments	(4,286)
Disposition of OREO properties and short sales	(16,129)	(57)	$(11,448)	(40)	$(27,577)	(97)
Ending balance December 31, 2008	$60,022	251

Quarterly 2009:
Beginning balance January 1, 2009	$60,022	251
Additions to OREO	20,635	62
Capitalized improvements	668
Valuation adjustments	(4,110)
Disposition of OREO properties and short sales	(3,896)	(17)	$(2,502)	(7)	$(6,398)	(24)
Ending balance March 31, 2009	$73,319	296

Additions to OREO	9,822	33
Capitalized improvements	1,080
Valuation adjustments	(2,320)
Disposition of OREO properties and short sales	(12,269)	(51)	$(1,177)	(3)	$(13,446)	(54)
Ending balance June 30, 2009	$69,632	278

Additions to OREO	2,130	9
Capitalized improvements	869
Valuation adjustments	(3,347)
Disposition of OREO properties and short sales	(12,728)	(54)	$(644)	(3)	$(13,372)	(57)
Ending balance September 30, 2009	$56,556	233

Year to date 2009:
Beginning balance January 1, 2009	$60,022	251
Additions to OREO	32,587	104
Capitalized improvements	2,617
Valuation adjustments	(9,777)
Disposition of OREO properties and short sales	(28,893)	(122)	$(4,323)	(13)	$(33,216)	(135)
Ending balance September 30, 2009	$56,556	233

     During the third quarter we disposed of 57 two-step properties, 54 of which were OREO sales and 3 of which were short sales. The combined balance of OREO properties sold and loans associated with short sales was $13.4 million. The majority of the OREO properties continued to be acquired through non-judicial foreclosures. At September 30, 2009, we had 38 two-step OREO sales and short sales pending, as compared to 42 pending sales at June 30, 2009.

     Delinquencies. Bancorp also monitors delinquencies, defined as loan balances 30-89 days past due, not on nonaccrual status, as an indicator of future nonperforming assets. Total delinquencies were $13.1 million or .72% of total loans at September 30, 2009, up from $8.1 million or .39% at December 31, 2008 and down slightly from $15.0 million or .71% at September 30, 2008.

     The following table summarizes total delinquent loan balances by type of loan as of the dates shown:

	September 30, 2009		December 31, 2008		September 30, 2008
(Dollars in thousands)	Amount	Percent of loan category	Amount	Percent of loan category	Amount	Percent of loan category
Loans 30-89 days past due, not in nonaccrual status
Commercial	$637	0.16%	$2,814	0.58%	$299	0.06%
Commercial real estate construction	5,438	0.00%	-	0.00%	1,909	2.13%
Residential real estate construction	3,068	12.37%	698	0.50%	6,224	4.34%
Two-step residential construction	-	3.04%	1,242	2.34%	4,089	4.18%
Total real estate construction	8,506	5.68%	1,940	0.68%	12,222	3.69%
Real estate mortgage:
Mortgage	921	1.18%	810	0.92%	595	0.67%
Nonstandard mortgage product	1,341	6.11%	965	3.10%	840	2.48%
Home equity lines of credit	472	0.17%	159	0.06%	634	0.24%
Total real estate mortgage	2,734	0.75%	1,934	0.49%	2,069	0.53%
Commercial real estate	1,242	0.14%	1,324	0.15%	307	0.04%
Installment and consumer	17	0.09%	80	0.36%	111	0.49%
Total loans 30-89 days past due, not in nonaccrual status	$13,136		$8,092		$15,008

Delinquent loans past due 30-89 days to total loans	0.72%		0.39%		0.71%

Allowance for Credit Losses and Net Loan Charge-offs

     Allowance for Credit Losses. An allowance for credit losses has been established based on management’s best estimate, as of the balance sheet date, of probable losses inherent in the loan portfolio. Please see the Company’s 2008 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Allowance for Credit Losses and Net Loan Charge-offs” for a discussion of methodologies underlying the calculation of the Company’s allowance for credit losses. Our policy is to generally record impairments associated with collateral dependent loans as charge-offs promptly following our determination that an impairment exists. In certain cases where we have identified and estimated an impairment but are still evaluating additional information, specific reserves may be established for collateral dependent impaired loans. Upon receipt of required information, specific reserves are discontinued and charge-offs for impairments are processed. In addition, net overdraft losses are included in the calculation of the allowance for credit losses per the guidance provided by regulatory authorities early in 2005, “Joint Guidance on Overdraft Protection Programs.”

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

     The following table is a summary of activity in the allowance for credit losses for the periods presented.

(Dollars in thousands)	Three months ended September 30, 2009	Three months ended December 31, 2008	Three months ended June 30, 2009
Loans outstanding at end of period	$1,822,001	$2,064,796	$1,917,028
Average loans outstanding during the period	1,865,051	2,092,926	1,971,467

Allowance for credit losses, beginning of period	38,569	34,444	38,463
Provision for credit losses loans other than two-step loans	19,575	11,741	9,004
Provision for credit losses two-step loans	725	4,776	2,389
Total provision for credit losses	20,300	16,517	11,393
Loan charge-offs:
Commercial	(5,869)	(3,208)	(1,725)
Commercial real estate construction	(325)	(1,422)	-
Residential real estate construction	(7,797)	(5,299)	(4,891)
Two-step residential construction	(766)	(6,176)	(2,392)
Total real estate construction	(8,888)	(12,897)	(7,283)
Mortgage	(3,018)	(1,640)	(1,244)
Nonstandard mortgage	(726)	(2,495)	(320)
Home equity	(204)	(121)	(529)
Total real estate mortgage	(3,948)	(4,256)	(2,093)
Commercial real estate	(67)	(782)	(172)
Installment and consumer	(146)	(29)	(267)
Overdraft	(287)	(401)	(230)
Total loan charge-offs	(19,205)	(21,573)	(11,770)
Recoveries:
Commercial	125	122	392
Commercial real estate construction	-	-	-
Residential real estate construction	(14)	-	14
Two-step residential construction	41	319	3
Total real estate construction	27	319	17
Mortgage	-	-	-
Nonstandard mortgage	1	38	-
Home equity	1	2	-
Total real estate mortgage	2	40	-
Commercial real estate	147	-	-
Installment and consumer	18	15	16
Overdraft	53	50	58
Total recoveries	372	546	483
Net loan charge-offs	(18,833)	(21,027)	(11,287)
Allowance for credit losses, end of period	$40,036	$29,934	$38,569

Components of allowance for credit losses
Allowance for loan losses	$39,075	$28,920	$37,700
Reserve for unfunded commitments	961	1,014	869
Total allowance for credit losses	$40,036	$29,934	$38,569

Net loan charge-offs to average loans annualized	4.01%	4.00%	2.30%

Allowance for loan losses to total loans	2.14%	1.40%	1.97%
Allowance for credit losses to total loans	2.20%	1.45%	2.01%

     Changes in the allowance for credit losses in the third quarter of 2009 were due primarily to charge-offs associated with residential construction and commercial loans and higher general valuation allowances. At September 30, 2009, the Company’s allowance for credit losses was $40.0 million, consisting of a $35.2 million formula allowance, no specific allowance, a $3.9 million unallocated allowance and a $.9 million reserve for unfunded commitments. At December 31, 2008, our allowance for credit losses was $29.9 million, consisting of a $27.0 million formula allowance, no specific allowance, a $1.9 million unallocated allowance and a $1.0 million reserve for unfunded commitments. At September 30, 2009, the allowance for credit losses was 2.20% of total loans compared to 1.45% at year end December 31, 2008.

     The following table is a summary of activity in the allowance for credit losses for the periods presented.

(Dollars in thousands)	Nine months ended September 30, 2009	Nine months ended September 30, 2008
Allowance for credit losses, beginning of period	29,934	54,903
Provision for credit losses loans other than two-step loans	48,607	19,126
Provision for credit losses two-step loans	6,217	4,724
Total provision for credit losses	54,824	23,850
Loan charge-offs:
Commercial	(8,869)	(3,256)
Commercial real estate construction	(324)	-
Residential real estate construction	(17,789)	(4,806)
Two-step residential construction	(6,833)	(36,307)
Total real estate construction	(24,946)	(41,113)
Mortgage	(5,280)	(713)
Nonstandard mortgage	(2,975)	-
Home equity	(2,014)	(127)
Total real estate mortgage	(10,269)	(840)
Commercial real estate	(646)	(44)
Installment and consumer	(545)	(502)
Overdraft	(766)	(927)
Total loan charge-offs	(46,041)	(46,682)
Recoveries:
Commercial	734	81
Commercial real estate construction	-	-
Residential real estate construction	-	-
Two-step residential construction	195	2,020
Total real estate construction	195	2,020
Mortgage	3	-
Nonstandard mortgage	1	-
Home equity	1	30
Total real estate mortgage	5	30
Commercial real estate	147	-
Installment and consumer	56	63
Overdraft	182	179
Total recoveries	1,319	2,373
Net loan charge-offs	(44,722)	(44,309)
Allowance for credit losses, end of period	$40,036	$34,444

Components of allowance for credit losses
Allowance for loan losses	$39,075	$33,498
Reserve for unfunded commitments	961	946
Total allowance for credit losses	$40,036	$34,444

Net loan charge-offs to average loans annualized	3.06%	2.73%

     Overall, we believe that the allowance for credit losses is adequate to absorb losses in the loan portfolio at September 30, 2009, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may later need to significantly adjust the allowance for credit losses considering factors in existence at such time, including economic, market, or business conditions and the results of ongoing internal and external examination processes. Please see Part II, Item 1A “Risk Factors” in this report and risk factors described in our 2008 10-K.

     Net Loan Charge-offs. For the quarter ended September 30, 2009, total net loan charge-offs were $18.8 million compared to $11.3 million for the quarter ended June 30, 2009. The 2009 year to date annualized net loan charge-offs to total average loans outstanding was 3.06%, up from 2.73% in the same period of 2008. For the nine months ended September 30, 2009, total net loan charge-offs were $44.7 million up from $44.3 million for the same period in 2008.

Deposits and Borrowings

     The following table summarizes the quarterly average dollar amount in, and the average interest rate paid on, each of the deposit and borrowing categories for the third quarters of 2009 and 2008.

	Third Quarter 2009			Third Quarter 2008
(Dollars in thousands)	Quarterly Average Balance	Percent of total	Rate Paid	Quarterly Average Balance	Percent of total	Rate Paid
Demand deposits	$508,758	23.6%	-	$482,780	23.6%	-
Interest bearing demand	311,319	14.4%	0.26%	276,973	13.5%	0.56%
Savings	93,611	4.3%	0.79%	71,035	3.5%	0.44%
Money market	635,511	29.4%	1.38%	672,051	32.8%	2.06%
Time deposits	610,907	28.3%	2.42%	543,451	26.6%	3.20%
Total deposits	2,160,106	100.0%	1.49%	2,046,290	100.0%	2.19%

Short-term borrowings	109		4.46%	140,967		2.79%
Long-term borrowings [1]	314,190		2.98%	159,291		4.37%
Total borrowings	314,299		2.98%	300,258		3.63%

Total deposits and borrowings	$2,474,405		1.73%	$2,346,548		2.36%

[1]	Long-term borrowings include junior subordinated debentures.

     Third quarter 2009 average total deposits increased 6% or $113.8 million from third quarter 2008. Our deposit mix remained fairly consistent with the same quarter in 2008, with a slight increase in interest bearing demand, savings, and time deposits categories and a decline in the money market category. The average rate paid on total deposits in the third quarter of 2009 declined to 1.49% from 2.19% the third quarter of 2008 primarily due to lower market interest rates. Whether we will be successful maintaining and growing our low cost deposit base will depend on various factors, including deposit pricing, client behavior, regulatory limitations, and our success in competing for deposits in uncertain economic and market conditions.

     The time deposits category includes certificates of deposit, as well as brokered deposits, which include both wholesale brokered deposits and deposits arising out of the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”) network that are treated as brokered deposits for regulatory purposes. The CDARS network uses a deposit matching program to match CDARS deposits in other participating banks, dollar for dollar, enabling participating institutions to make additional FDIC coverage available to customers. At September 30, 2009, brokered deposits totaled $85.6 million or 4% of period end deposits, of which $33.0 million were CDARS deposits and $52.6 million were wholesale brokered deposits compared to $71.0 million in brokered deposits at December 31, 2008. CDARS deposits declined $38.0 million during the first nine months of 2009. Under our formal agreement, the Bank may not accept, renew or rollover brokered deposits without regulatory approval and is subject to limitations on the rates it can pay on deposits.

     The combined average borrowing amount from the FHLB and the Federal Reserve Bank (“FRB”) increased $14.0 million in the quarter ended September 30, 2009, compared to the same period last year. We also extended the maturities of our FHLB borrowings to reduce interest rate sensitivity on such borrowings. We believed the FHLB borrowings were competitively priced relative to interest bearing deposits, including certificates of deposit in the current market conditions.

     Our deposit and borrowing cost decreased 63 basis points since the third quarter of 2008, primarily reflecting the decline in market interest rates over the past year. The future funding mix will depend on and be affected by funding needs, customer demand, regulatory or government actions, the effects of our formal regulatory agreement, the level of pledging required to support public deposits, the level of FDIC insurance available to customers and the relative cost and availability of other funding sources. At September 30, 2009, the balance of junior subordinated debentures issued in connection with our prior issuances of trust preferred securities was $51.0 million, unchanged from December 31, 2008. Under the terms of our trust preferred securities, Bancorp may defer payment of interest at its sole discretion. In light of continued operating losses, Bancorp elected during the third quarter of 2009 to defer interest payments on its trust preferred securities to preserve cash balances. The Company will accrue interest expense on its trust preferred securities and may not pay dividends on its capital stock until all accrued but unpaid interest has been paid in full. Accrued but unpaid interest on our trust preferred securities as of September 30, 2009, was $.4 million. We cannot resume interest payments on our trust preferred securities without prior regulatory approval. For additional detail regarding Bancorp’s outstanding debentures, see Note 10 in the financial statements included under Item 1 of this report.

Capital Resources

     The following table summarizes the consolidated risk-based capital ratios of Bancorp and the Bank for the periods shown.

	September 30, 2009				December 31, 2008
(Dollars in thousands)	Actual Amount	Ratio	Amount Required For Well Capitalized Status	Minimum percent required for Well Capitalized	Actual Amount	Ratio	Amount Required For Well Capitalized Status	Minimum percent required for Well Capitalized
Tier 1 capital
Common stockholders' equity	$161,683				$198,187
Qualifying capital securities	51,000				51,000
Less: Goodwill and intangibles	716				14,054
Other adjustments	(1,940)				1,468
West Coast Bancorp total tier 1 capital	$210,027	9.79%	$128,725	6%	$236,601	9.96%	$142,523	6%

Common stockholders' equity	$206,058				$241,701
Qualifying capital securities	-				-
Less: Goodwill and intangibles	716				14,054
Other adjustments	(1,909)				1,519
West Coast Bank total tier 1 capital	$203,433	9.49%	$128,630	6%	$229,166	9.66%	$142,367	6%

Tier 2 capital
Allowance for credit losses allowed	$26,981				$29,695
West Coast Bancorp total tier 2 capital	$26,981				$29,695

Allowance for credit losses allowed	$26,961				$29,663
West Coast Bank total tier 2 capital	$26,961				$29,663

Total capital
West Coast Bancorp	$237,008	11.05%	$214,541	10%	$266,296	11.21%	$237,538	10%
West Coast Bank	230,394	10.75%	214,383	10%	258,829	10.91%	237,278	10%

Leverage ratio
West Coast Bancorp	$210,027	7.88%	$133,259	5%	$236,601	9.46%	$125,058	5%
West Coast Bank	203,433	7.64%	133,066	5%	229,166	9.17%	124,910	5%

Tangible equity ratio
West Coast Bancorp	$160,967	6.07%			$184,133	7.16%
West Coast Bank	205,342	7.75%			227,647	8.90%

Risk weighted assets
Risk weighted assets on balance sheet	$2,031,626				$2,233,791
Risk weighted assets off balance sheet exposure	127,555				155,877
Less: Goodwill and intangibles	716				14,054
Less: Disallowed allowance for loan losses	13,055				239
Other adjustments	-				-
West Coast Bancorp risk weighted assets	$2,145,410				$2,375,375

Risk weighted assets on balance sheet	$2,030,067				$2,231,228
Risk weighted assets off balance sheet exposure	127,555				155,877
Less: Goodwill and intangibles	716				14,054
Less: Disallowed allowance for loan losses	13,074				271
Other adjustments	-				-
West Coast Bank total risk weighted assets	$2,143,832				$2,372,780

Average total assets
West Coast Bancorp	$2,665,186				$2,501,151
West Coast Bank	2,661,320				2,498,199

Total assets
West Coast Bancorp	$2,653,357				$2,573,046
West Coast Bank	2,649,223				2,556,695

     The FRB and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. The requirements address both risk-based capital and leveraged capital. The regulatory agencies may also establish higher minimum requirements for particular institutions if, for example, an institution has previously or is currently receiving special attention or is perceived to have a high susceptibility to credit, interest rate or other risk. The FRB and FDIC risk-based capital guidelines require banks and bank holding companies to have a ratio of tier one capital to total risk-weighted assets of at least 6%, and a ratio of total capital to total risk-weighted assets of 10% or greater to be considered well capitalized. In addition, the leverage ratio (Tier 1 capital divided by total assets less intangibles) is required to be at least 5% to be considered well capitalized. At September 30, 2009, Bancorp and the Bank maintained capital ratios sufficient to be considered “Well Capitalized” under the regulatory risk-based capital guidelines.

     The risk-based capital ratios of Bancorp include $51.0 million of trust preferred securities that qualify as Tier 1 capital at September 30, 2009, under guidance issued by the Board of Governors of the Federal Reserve System. Bancorp expects to rely on common equity, preferred stock and trust preferred securities to remain well capitalized, although it does not expect to issue additional trust preferred securities in the near future due to current market conditions.

     Bancorp’s stockholders' equity was $162 million at September 30, 2009, down from $198 million at December 31, 2008. The total capital ratio at the Bank was 10.75% at September 30, 2009, a decrease from 10.91% at December 31, 2008, while Bank Tier 1 capital decreased from 9.66% to 9.49% over the same period. The reduction in the Company’s risk weighted assets during the first three quarters was not sufficient to offset the negative impact of the Company’s operating losses.

     Under our formal regulatory agreement, the Bank is required to maintain a leverage ratio of not less than 10% and a total risk-based capital ratio of not less than 12% in future periods covered by the formal agreement. Including the recent capital contribution to the Bank associated with the capital raise, both such Bank capital ratios exceed the requirements in our formal regulatory agreement.

     The Company closely monitors and manages its capital position and evaluates its capital needs. Over the last year, the Company attempted to preserve capital by slowing new loan originations and reducing existing commitments selectively as well as by eliminating the dividend on our common stock and deferring interest payments on our trust preferred securities. The Company recently completed a capital raise of $155 million through private placements of preferred stock and warrants. As part of these transactions, Bancorp contributed $134.2 million in proceeds to the Bank, materially increasing the Bank’s capital ratios. The Bank’s pro forma capital ratios are shown in the table below and include the $134.2 million contribution from Bancorp as if it had occurred on September 30, 2009. Subject to, and upon receipt of, shareholder approval Bancorp’s risk-based capital ratios will increase when the preferred stock issued in the capital raise converts to common stock. Until conversion into common stock, preferred stock is not counted as capital in the risk-based capital ratios of Bancorp. Future risk-based capital ratios will be different from those displayed in the table and are dependent upon many factors, all of which are expected to change, and there can be no assurance that our shareholders will approve the conversion of preferred stock issued in the capital raise to common stock and necessary increase in Bancorp’s authorized shares of common stock. See “Risk Factors” below.

     The following table illustrates the pro forma impact of our capital raise on the risk-based capital and capital ratios of the Bank and Bancorp at September 30, 2009.

	September 30, 2009
		Pro forma
	Actual	Prior to conversion of preferred stock to common stock [1,2]	Post conversion of preferred stock to common stock [1,3]
West Coast Bank
Tier 1 capital ratio	9.49%	15.75%	15.75%
Total capital ratio	10.75%	17.01%	17.01%
Leverage ratio	7.64%	12.08%	12.08%
Total equity to assets ratio	7.78%	12.23%	12.23%

West Coast Bancorp
Tier 1 capital ratio	9.79%	9.79%	16.28%
Total capital ratio	11.05%	11.05%	17.54%
Leverage ratio	7.88%	7.88%	12.45%
Total equity to assets ratio	6.09%	6.09%	10.78%

[1]	Assumes $134.2 million capital contribution to the Bank from West Coast Bancorp occurred on September 30, 2009. Direct costs of the private placement are based upon best estimates.
[2]

Prior to the conversion of Series A and Series B preferred stock into common stock, the preferred stock is required to be excluded from regulatory capital at West Coast Bancorp for the purpose of calculating risk-based capital ratios.

[3]	Pro forma risk-based capital ratios for West Coast Bancorp assume that shareholder approval and conversion of preferred stock to common stock occurred on September 30, 2009.

     At September 30, 2009, the Company’s book value per share was $10.33. Assuming completion of the capital raise and the conversion of the Series A Preferred Stock and Series B Preferred Stock to common stock occurred on September 30, 2009, the Company’s pro forma book value per share would have been $3.23 at such date.

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

     Deposits are our primary source of new funds. Over the past 12 months our loan to deposit ratio declined from 102% to 85% at September 30, 2009. This was a result of loans declining $288 million and deposits increasing $94 million. Lower loan balances combined with higher deposit balances and borrowings allowed us to increase our investment securities portfolio and interest bearing cash balances. The Bank increased liquid assets in an effort to satisfy increasing pledging requirements and the shared liability structure for uninsured public funds in Oregon and Washington as well as to enhance its balance sheet liquidity position in the uncertain economic environment in which we operate.

     Our formal regulatory agreement requires that the Bank maintain a primary liquidity ratio in excess of 15% and net non-core funding dependency ratio below 25%. The primary liquidity ratio is equal to the sum of net cash, short-term, and marketable assets divided by the sum of net deposits and short-term liabilities. The net non-core funding dependency ratio is non-core liabilities less short term investments divided by long term assets. At September 30, 2009, prior to the recent capital raise, these ratios were 28% and 10%, respectively, and well within the liquidity requirements in the formal regulatory agreement. As a result of the recent capital raise, these ratios have improved further.

     At September 30, 2009, the Bank had outstanding borrowings of $263 million, against its $316 million in established borrowing capacity with the FHLB, as compared to $223 million at December 31, 2008. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The Bank also had a Federal Funds line of credit agreement with a correspondent financial institution of $5 million at September 30, 2009, of which none was outstanding at September 30, 2009, and December 31, 2008. The use of such Federal Funds lines is subject to certain conditions. Additionally, the Bank had an available discount window credit line with the FRB of approximately $42 million at September 30, 2009, with no balance outstanding at either September 30, 2009, or December 31, 2008. As with the other lines, the FRB line is subject to collateral requirements, must be repaid within 90 days, and each advance is subject to prior FRB consent.

     The holding company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the holding company’s liquidity, which is used to pay interest on Bancorp’s trust preferred securities, any shareholder cash dividends and other expenses, comes from dividends declared and paid by the Bank. In addition, the holding company may receive cash from the exercise of options and the issuance of equity securities. The holding company also retained $5.0 million from the $139.2 million net proceeds in the recently completed capital raise. The remaining $134.2 million was contributed to the Bank. Under our formal regulatory agreement with our regulators, the Bank may not pay dividends to the holding company without prior regulatory approval. At September 30, 2009, the holding company did not have any borrowing arrangements of its own.

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

     See also Part II, Item I.A. “Risk Factors.”

Off-Balance Sheet Arrangements

     The Company’s primary off-balance sheet arrangements consist of commitments to make loans and extend credit. The following table summarizes the Bank’s off balance sheet unfunded commitments as of the dates displayed.

(Dollars in thousands)	Contract or Notional Amount September 30, 2009	Contract or Notional Amount December 31, 2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$268,265	$348,428
Real estate construction
Two-step loans	-	152
Other than two-step loans	20,123	52,845
Total real estate construction	20,123	52,997
Real estate mortgage
Mortgage	6,687	2,251
Non-standard mortgage	-	-
Home equity line of credit	168,466	190,122
Total real estate mortgage loans	175,153	192,373
Commercial real estate	13,852	18,916
Installment and consumer	13,522	15,779
Other [1]	15,422	8,251
Standby letters of credit and financial guarantees	10,582	14,030
Account overdraft protection instruments	76,704	59,175
Total	$593,623	$709,949

[1]	The category “other” represents unfunded commitments extended to clients or borrowers that have not yet been fully executed.
While we believe these unfunded commitments to be binding, they are not yet categorized nor have they been placed into our loan system.

     The Bank’s unfunded commitments to make loans decreased $116 million, or 16%, since December 31, 2008, primarily as a result of the $80 million or 23% reduction in commercial loan commitments and the $33 million, or 62%, decline in unfunded commitments in its real estate construction portfolio. Unfunded loan commitments that extend for a period longer than one year qualify as risk weighted assets and impact our risk-based capital ratios. By decreasing the volume of unfunded loan commitments extended longer than one year, risk weighted assets decline, and all else equal, the Bank and Bancorp’s regulatory capital ratios improve. Since December 31, 2008, we increased our off-balance sheet commitments related to our account overdraft protection plans by $18 million. These account overdraft protection instruments can be revoked at any time and therefore were not included in the calculation of the Company’s risk weighted assets for risk-based capital purposes. Consistent with our current efforts to prudently manage capital, we have taken steps to reduce our risk weighted assets.

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

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     On June 24, 2009, the Company's subsidiary, West Coast Trust, was served with an Objection to Personal Representative's Petition and Petition for Surcharge of Personal Representative in Linn County Circuit Court. The petition was filed by the beneficiaries of the estate of Archie Q. Adams, for which West Coast Trust acts as the personal representative. The petitioners allege a breach of fiduciary duty with respect to West Coast Trust's prior sale of real property owned by the Adams estate and sought relief in the form of a surcharge to West Coast Trust of $215,573,115.60, the amount of the alleged loss to the estate. The Company filed a motion to dismiss on July 2, 2009, which was granted in a letter ruling dated September 15, 2009. The Company is uncertain whether the dismissal of the petition will be appealed. The Company continues to believe the petition is without merit

Item 1A. Risk Factors

     The following are risks that management believes are specific and material to our business. These risk factors should not be viewed as an all inclusive list or in any particular order. See “Item 1A. Risk Factors” of our 2008 10-K for additional risks that may affect our business and are not repeated in this report.

Future loan losses may exceed our allowance for loan losses.

     We are subject to credit risk, which is the risk that borrowers will fail to repay loans in accordance with their terms. We have experienced significant and continuing losses in our loan portfolio as the economic recession generally has had an adverse effect on the ability of borrowers to repay loans of all types, including most significantly, residential construction and commercial loans. We have recently also experienced some increased weakness in our portfolios of commercial real estate and home equity loans and lines of credit. Continued weakness in the economy or specific industry sectors could have a further adverse effect on the ability of our borrowers to repay loans. In addition, continued weakness in real estate markets could further adversely affect the value and marketability of the collateral for many of our loans. Any of these factors could result in loan losses in excess of our allowance for credit losses, which is based on currently available information.

     We maintain an allowance for credit losses that represents management’s best estimate, as of a particular date, of the probable amount of loan commitments and receivables that the Bank will be unable to collect. When available information confirms that specific loans or portions of loans are uncollectible, those amounts are charged off against the allowance for credit losses. Our management establishes the allowance for credit losses based on its evaluation, as of a particular date, of lending concentrations, specific credit risks, changes in risk ratings, past loan loss experience, loan portfolio and collateral quality, and relevant economic, political, and regulatory conditions. Adverse changes in any of these or other factors that management considers relevant may result in an increase in the allowance for credit losses, which would require additional provision for credit losses. In addition to internal reviews, federal and state banking regulators periodically review our loan portfolio, and may require that the Bank increase our allowance for credit losses or recognize loan charge-offs, resulting in additional provision for credit losses. Provisioning for credit losses results in a decrease in net income, and possibly risk-based capital, and may continue to have a material adverse effect on our results of operations and financial condition. For more information on this topic, see “Allowance for Credit Losses and Net Loan Charge-offs” and related disclosures in Part 1, Item 2 of this report above, as well as the disclosure relating to our critical accounting policies included in our 2008 10-K.

If shareholders fail to approve the issuance and authorization of additional shares of common stock in connection with the recently completed capital raise, certain provisions of securities issued in the transaction will take effect that could have a material adverse effect on our company and its shareholders.

     On October 23, 2009, we entered into investment agreements pursuant to which we raised $155.0 million in the aggregate through private placements of newly issued shares of our Series A Preferred Stock and Series B Preferred Stock and certain warrants.  See the discussion under the subheading “Business Developments and Overview” in Part I, Item 2 of this report.  As part of the capital raise, we will seek shareholder approval of the issuance of our common stock to investors upon conversion of the Series A Preferred Stock and Series B Preferred Stock (including the preferred stock issueable upon exercise of the warrants) and an amendment to our Restated Articles of Incorporation to increase the number of authorized shares of our common stock to 250,000,000.  If the shareholder approvals are not obtained before March 1, 2010, the Series A Preferred Stock would not convert to common stock and on and after March 1, 2010:

  the Series A Preferred Stock and Series B Preferred Stock would accrue dividends at an annual rate of 15% calculated on the base value applicable to shares of preferred stock, which is $2.00 per share of common stock into which such preferred stock in convertible (referred to as, “Special Dividends”). As a result, we would be required to accrue total dividends on newly issued shares of preferred stock of as much as $23.3 million per year;

  the conditional warrants issued in the capital raise will be exercisable for an aggregate of (i) 117,972 shares of Series A Preferred Stock, and (ii) 122,028 shares of Series B Preferred Stock at an implied initial exercise price of $0.50 per underlying common share, which is substantially lower than the current market price of our common stock;

  any shares of Series A Preferred Stock and Series B Preferred Stock issued upon exercise of the warrants would also accrue Special Dividends of as much as $7.2 million per year in the event our warrants are exercised in full;

  we will be prohibited from paying any dividends on our common stock and from redeeming, purchasing or acquiring any shares of our common stock; and

  we will not have enhanced our holding company's capital structure as we intended in completing the capital raise.

     The accrual of Special Dividends and the failure of the capital raise to achieve its desired purpose of increasing our holding company's level of Tier 1 capital could have a material adverse effect on our results of operations, financial condition, and regulatory capital.

Real estate values may continue to decline leading to additional and greater than anticipated loan charge-offs and valuation write downs and losses on sales of our other real estate owned (“OREO”) properties.

     We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. During 2008 and continuing throughout the first three quarters of 2009, we have acquired a significant amount of OREO relating to loans originated in the two-step loan portfolio (“two-step loans”) and, to a lesser extent, other segments of our loan portfolio. Increased OREO balances lead to greater expenses as we incur costs to manage and dispose of the properties and, in certain cases, complete construction of structures prior to sale. We expect that our operating results throughout 2009 will be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and other costs associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Any additional decreases in market prices will lead to OREO write downs and possibly losses on sale, with a corresponding expense in our income statement in each case. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it. At September 30, 2009, we had $132.0 million in nonaccrual loans, the majority of which was collateralized by real estate, and $76.6 million of OREO properties.

We face liquidity risks in the operation of our business.

     Liquidity is crucial to the operation of Bancorp and the Bank. Liquidity risk is the potential that we will be unable to fund increases in assets or meet payment obligations, including obligations to depositors, as they become due because of an inability to obtain adequate funding or liquidate assets. For example, funding illiquidity may arise if we are unable to attract core deposits and other types of deposits, if existing depositors withdraw significant amounts of their deposits, or we are unable to renew at acceptable terms long-term borrowings or short-term borrowings from the overnight inter-bank market, the FHLB System, or the Federal Reserve discount window. Also, the holding company’s liquidity may be negatively affected by the regulatory and statutory limitations on payment of cash dividends by the Bank. Under our formal regulatory agreement, the Bank is required to maintain certain liquidity ratios. If we fail to maintain our liquidity and control our liquidity risks, we may face additional regulatory sanctions, and there may be materially adverse effects on our results of operations and financial condition.

We operate in a heavily regulated industry with broad discretion given to our regulators. Any failure to comply with regulations and restrictions applicable to us could lead to additional restrictions on our operations and/or regulatory sanctions.

     We operate in a highly regulated industry and are subject to examination, supervision, and comprehensive regulation by the Oregon Division of Finance and Corporate Securities, the FDIC, and the Federal Reserve Board. As part of the regulation of the Bank, we entered into a formal regulatory agreement with our regulators that subjects us to significant operating restrictions and regulatory requirements that, among other things, prohibit payment of dividends without prior consent, limit the rates we pay on deposits, require us to take certain actions to correct deficiencies identified by our regulators, restrict our use of brokered deposits, including CDARS deposits, require us to comply with loan concentration restrictions, and limit changes in our balance sheet. We must also meet regulatory capital requirements that are applicable to the Company and the Bank. Any failure or inability to meet these requirements could result in various supervisory actions and additional regulatory restrictions. Any failure to maintain compliance with capital requirements or other regulations or supervisory actions by our regulators could have a material adverse effect on our financial condition and results of operations.

The Congressional and State response to the current economic and credit crisis could have an adverse effect on our business.

     Federal and state legislators and regulators are expected to pursue increased regulation of how banks are operated and how loans are originated, purchased, and sold as a result of the current economic and credit crisis. Changes in regulations applicable to the operation of depository institutions, such as regulations limiting certain fees applicable to deposit accounts or credit cards, could limit important sources of revenue for the Bank. Additionally, changes in the regulations applicable to FDIC deposit insurance, including expiration of temporary measures taken by the FDIC during the financial crisis, could reduce the amounts of insurance or circumstances in which insurance is available with respect to deposit accounts, which may negatively affect our ability to attract and retain deposits. Changes in the lending market and secondary markets for loans and related congressional and regulatory responses may also impact how the Bank makes and underwrites loans, buys and sells such loans in secondary markets, and otherwise conducts its business. We are unable to predict whether any legislative or regulatory initiatives will be implemented, what form they will take, or whether such initiatives or actions, once they are initiated or taken, will thereafter continue to change. Any such actions could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations.

Deferred tax assets may require a valuation allowance or may be disallowed in the calculation of our risk-based capital ratios.

     Our deferred tax assets are subject to an analysis that evaluates future realization through the recognition of tax deductions. Certain indicators, including sustained net losses, may cause the Company to recognize a deferred tax asset valuation allowance which essentially increases tax expense and lowers the carrying value of deferred tax assets. As a result, we may have substantially higher income tax expense. At September 30, 2009, we had $19.4 million in net deferred tax assets.

     In addition, risk-based capital rules require a calculation evaluating the Company’s deferred tax asset balance for realization against estimated pre-tax future income and net operating loss carry backs. Under the rules of this calculation, we may incur future deferred tax asset disallowances that materially reduce our risk-based capital ratios.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2009:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased (1)	per Share	(2)	Under the Plans or Programs
7/1/09 - 7/31/09	-	$0.00	-	1,051,821
8/1/09 - 8/31/09	-	$0.00	-	1,051,821
9/1/09 - 9/30/09	-	$0.00	-	1,051,821
Total for quarter	-		-

(1)

Shares repurchased by Bancorp during the quarter include shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 0 shares, 0 shares, and 0 shares, respectively, for the periods indicated. There were no shares repurchased in the periods indicated pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in note 2 below.

(2)

Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, by 1.0 million shares in April 2004, and by 1.0 million shares in September 2007 for a total authorized repurchase amount as of September 30, 2009, of approximately 4.9 million shares.

Item 3. Defaults Upon Senior Securities

       None

Item 4. Submission of Matters to a Vote of Security Holders

       None

Item 5. Other Information

       None

Item 6. Exhibits

Exhibit No.	Exhibit
3.1

Articles of Amendment Designating the Terms of Mandatorily Convertible Cumulative Participating Preferred Stock, Series A of West Coast Bancorp. Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated October 22, 2009, and filed with the Securities and Exchange Commission on October 28, 2009 (the “October 8-K”).

3.2

Articles of Amendment Designating the Terms of Mandatorily Convertible Cumulative Participating Preferred Stock, Series B of West Coast Bancorp. Incorporated by reference to Exhibit 3.2 to the October 8-K.

3.3	Articles of Amendment Designating the Terms of Series C Junior Participating Preferred Stock. Incorporated by reference to Exhibit 3.3 to the October 8-K.
4.1	Form of Class B Warrant. Incorporated by reference to Exhibit 4.1 to the October 8-K.
4.2	Form of Class C Warrant. Incorporated by reference to Exhibit 4.2 to the October 8-K.
4.3	Form of Class D Warrant. Incorporated by reference to Exhibit 4.3 to the October 8-K.
4.4	Tax Benefit Preservation Plan, dated as of October 23, 2009, between West Coast Bancorp and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 4.4 to the October 8-K.
10.1	Form of Investment Agreement, dated as of October 23, 2009 by and between West Coast Bancorp and the investors party thereto. Incorporated by reference to Exhibit 10.1 to the October 8-K.
10.2

Order to Cease and Desist issued by the FDIC and Oregon Division of Finance and Corporate Securities to West Coast Bank on October 22, 2009. Incorporated by reference to Exhibit 10.2 to the October 8-K.

10.3

Stipulation and Consent to the Issuance of an Order to Cease and Desist among West Coast Bank and the FDIC and Oregon Division of Finance and Corporate Securities entered into on October 15, 2009. Incorporated by reference to Exhibit 10.3 to the October 8-K.

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

WEST COAST BANCORP
(Registrant)

Dated: November 5, 2009	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and Chief Executive Officer

Dated: November 5, 2009	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer