Form 10-K
period 2009-12-31
WEST COAST BANCORP /NEW/OR/
filed 2010-03-11
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

[X] Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

Commission file number 0-10997

WEST COAST BANCORP
(Exact name of registrant as specified in its charter)

Oregon	93-0810577
(State or other jurisdiction	I.R.S. Employer Identification Number
of incorporation or organization)

5335 Meadows Road – Suite 201, Lake Oswego, Oregon 97035
(Address of principal executive offices)(Zip code)

(503) 684-0884
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: Common Stock
(Title of Class)
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

[ ] Large Accelerated Filer	[ ] Accelerated Filer	[ ] Non-accelerated Filer	[X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2009, was approximately $32,090,000.

The number of shares of registrant’s Common Stock outstanding on January 31, 2010, was 87,082,715.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the West Coast Bancorp Definitive Proxy Statement for the 2009 annual meeting of shareholders of West Coast Bancorp are incorporated by reference into Part III of this Form 10-K.

i

Forward Looking Statement Disclosure

     Statements in this Annual Report of West Coast Bancorp (“Bancorp” or the “Company”) regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. The Company’s actual results could be quite different from those expressed or implied by the forward-looking statements. Words such as “could,” “may,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projects,” “potential,” or “continue,” or words of similar import, often help identify “forward-looking statements,” which include any statements that expressly or implicitly predict future events, results, or performance. Factors that could cause events, results or performance to differ from those expressed or implied by our forward-looking statements include, among others, risks discussed in Item 1A, “Risk Factors” of this report, risks discussed elsewhere in the text of this report, as well as the following specific factors:
  General economic conditions, whether national or regional, and conditions in real estate markets, that may affect the demand for our loan and other products, lead to further declines in credit quality and additional loan losses, negatively affect the value and salability of the real estate that we own or is the collateral for many of our loans and hinder our ability to increase lending activities;
  Changing bank regulatory conditions, policies, or programs, whether arising as new legislation or regulatory initiatives or changes in our regulatory classifications, that could lead to restrictions on activities of banks generally or West Coast Bank (the “Bank”) in particular, increased costs, including deposit insurance premiums, the elimination or expiration of programs expanding deposit insurance coverage, regulation or prohibition of certain income producing activities, or changes in the secondary market for bank loan and other products;
  Competitive factors, including competition with community, regional and national financial institutions, that may lead to pricing pressures that reduce yields the Bank earns on loans and increase rates the Bank pays on deposits, the loss of our most valued customers, defection of key employees or groups of employees, or other losses;
  Increasing or decreasing interest rate environments, including the slope and level of the yield curve, that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans, and changes in the value of the Company’s investment securities; and
  Changes or failures in technology or third party vendor relationships in important revenue production or service areas or increases in required investments in technology that could reduce our revenues, increase our costs, or lead to disruptions in our business.
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

     Readers are cautioned not to place undue reliance on our forward-looking statements, which reflect management’s analysis only as of the date of the statements. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

     Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission (“SEC”).

PART I

ITEM 1. BUSINESS

General

     West Coast Bancorp (“Bancorp” or the “Company”) is a bank holding company headquartered in Lake Oswego, Oregon. Bancorp’s principal business activities are conducted through its full-service, commercial bank subsidiary, West Coast Bank (the “Bank”), an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2009, the Bank had facilities in 43 cities and towns in western Oregon and southwestern Washington, operating a total of 61 full-service and four limited-service branches and a Small Business Administration (“SBA”) lending office in Vancouver, Washington. Bancorp also owns West Coast Trust Company, Inc. (“West Coast Trust”), an Oregon trust company that provides agency, fiduciary and other related trust services.

     Bancorp reports two principal operating segments in the notes to its financial statements: West Coast Bank and West Coast Trust and parent company related operations. For more information regarding Bancorp’s operating segments, see Note 23 “Segment and Related Information” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

     Bancorp experienced rapid growth during the period 2002-2007. This growth period ended in late 2007, and Bancorp experienced net losses of $6.3 million for 2008 and $91.2 million for 2009. The Bank’s earliest and most significant losses to date arose out of its two-step residential construction lending program (referred to in this report as the “two-step loan program”). However, the Bank has experienced significant losses in other loan portfolios as well, as the recession and severe slump in housing and other real estate markets have taken a toll on the ability of the Bank’s borrowers to repay loans and the value of the property that serves as collateral for many of the Bank’s loans.

     During 2008 and 2009, Bancorp and the Bank took steps to preserve capital and sustain or improve regulatory capital ratios, including through careful management of capital and reduction of risk weighted assets. As a result of these and other factors, the Bank has seen a significant reduction in the size of its loan portfolio and a dramatic increase in its portfolio of investment securities, resulting in significant downward pressure on Bancorp’s net interest income and margin.

     In October 2009, Bancorp completed a private capital raise (referred to in this report as, the "private capital raise") in which it received net proceeds of $139.2 million in exchange for 1,428,849 shares of mandatorily convertible cumulative participating preferred stock, Series A ("Series A Preferred Stock"), 121,328 shares of mandatorily convertible cumulative participating preferred stock, Series B ("Series B Preferred Stock"), and Class C Warrants exercisable for a total of 240,000 shares of Series B Preferred Stock at a price of $100.00 per share (the "Class C Warrants"), together with certain other warrants that expired unexercised when Bancorp shareholders approved at a meeting held January 20, 2010, (i) an amendment to Bancorp's Articles of Incorporation to increase Bancorp's authorized common stock from 50,000,000 shares to 250,000,000 shares and (ii) conversion of the preferred stock issued in the private capital raise into Common Stock.

     As a result of the shareholder approvals:
  Shares of Series A Preferred Stock issued in the private capital raise were automatically converted into an aggregate of 71,442,450 shares of Common Stock on January 27, 2010;
  Shares of Series B Preferred Stock issued in the private capital raise became automatically convertible into 6,066,400 shares of Common Stock upon transfer of the preferred shares to third parties in a widely dispersed offering; and
  Shares of Series B Preferred Stock issuable upon exercise of the Class C Warrants became automatically convertible into 12,000,000 shares of Common Stock following exercise of the Class C Warrants and transfer of the Series B Preferred Stock issuable there under to third parties in a widely dispersed offering.
     The number of shares of Common Stock issuable upon conversion of the Series B Preferred Stock and the number of shares of Series B Preferred Stock issuable upon exercise of the Class C Warrants are subject to adjustment in accordance with the terms of the Series B Preferred Stock and Class C Warrants, respectively.

     Regulatory capital ratios at the Bank improved significantly as a result of Bancorp's contribution to the Bank in October 2009 of $134.2 million of proceeds from the private capital raise, improving the Bank's operating flexibility. Bancorp's capital ratios similarly improved as a result of the receipt of the shareholder approvals. Until that time, amounts raised in the private capital raise did not qualify as capital at the holding company level.

     For more information regarding Bancorp’s private capital raise, see the discussion under the subheading “Private Capital Raise” in the “Overview” section included in Item 7 of this report.

     At December 31, 2009, Bancorp had total assets of $2.73 billion, with total net loans of $1.69 billion and total investment securities of $562.3 million. Bancorp’s total deposits at December 31, 2009, were $2.15 billion and stockholders’ equity was $249.1 million. At December 31, 2008, Bancorp had total assets of $2.52 billion, total net loans of $2.04 billion and total investment securities of $198.5 million. Bancorp’s total deposits at December 31, 2008, were $2.02 billion, with stockholders’ equity of $198.2 million.

     Bancorp and the Bank are parties to a regulatory agreement and consent order with their respective regulators. For more information regarding the regulatory agreement and consent order, see the discussion under the subheading “Current Enforcement Actions” in the section “Supervision and Regulation” included in Item 1 of this report.

West Coast Bank

     West Coast Bank traces its origins to a bank organized in 1925 under the name The Bank of Newport. The Bank in its current form resulted from the merger on December 31, 1998, of the Bank of Newport of Newport, Oregon, The Commercial Bank of Salem, Oregon, Bank of Vancouver of Vancouver, Washington and Centennial Bank of Olympia, Washington, into a single entity. This entity was re-named West Coast Bank. The Bank’s headquarters are presently located in Lake Oswego, Oregon.

     The Bank’s Oregon branches are located in the following cities and towns: Beaverton, Bend (2), Canby, Clackamas, Dallas, Depoe Bay, Dundee, Eugene (2), Forest Grove, Gresham, Happy Valley, Hillsboro (2), Keizer (3), King City, Lake Oswego, Lincoln City, McMinnville, Molalla, Monmouth, Mt. Angel, Newberg, Newport (2), North Plains, Oregon City, Portland (5), Salem (5), Silverton, Stayton, Sublimity, Tigard, Toledo, Tualatin, Waldport, Wilsonville (2) and Woodburn (3). The Bank’s Washington branches are located in Centralia, Chehalis, Hoodsport, Lacey (2), Olympia (2), Shelton, Tukwila and Vancouver (4).

     The primary business strategy of the Bank is to provide comprehensive banking and related financial services within its local communities. The Bank emphasizes the diversity and accessibility of its product lines and services and strives to provide products typically associated with larger financial organizations, while maintaining the local decision making authority, market knowledge and customer service orientation typically associated with a community bank. The Bank focuses on four targeted areas: 1) high value consumers (including the mature market), 2) small businesses that desire streamlined packaged products, 3) commercial businesses that benefit from customized lending, deposit and investment solutions and 4) real estate finance including construction of commercial and residential projects in addition to permanent financing for income producing properties.

     For consumer banking customers, the Bank offers a variety of checking and savings accounts, check cards, and competitive borrowing products, such as personal lines of credit, credit cards and a variety of first and second lien residential mortgage products and other types of consumer loans. Consumer accounts consist of free checking and six other account types, each specifically designed to meet the needs of a unique market segment. Because of the straightforward and streamlined product design, our personal bankers are able to quickly and easily identify the best account for our clients. Customers have access to the Bank’s products and services through a variety of convenient channels such as 24 hour 7 days a week automated phone and internet access, a personal customer service center accessed by phone, and ATMs (both shared and proprietary networks), as well as through our branch locations.

     For business banking customers, the Bank offers customized deposit products tailored for specific needs, including a variety of checking accounts, sophisticated internet-based cash management, iDeposit, a remote deposit service that allows business customers to make deposits electronically, and a full array of investment services, all with online and/or CD-ROM information reporting. Customized financing packages provide businesses with a comprehensive suite of credit facilities that include general commercial loans (short and intermediate term), revolving lines of credit, real estate loans and lines to support construction, owner-occupied and investor financing and SBA loans. The Bank also offers business credit cards (VISA) and equipment leasing through vendor alliances and other types of business credit.

     The Bank is committed to community banking and intends the Bank to remain community-focused. Bancorp’s strategic vision includes greater commercial banking market penetration, coupled with focused distribution capability in targeted Pacific Northwest markets. The Bank intends to grow its distribution and reach through expansion of its branch network in target markets and through continued product expansion and use of new technology, including a full range of transaction and payment system capabilities.

West Coast Trust

     West Coast Trust provides trust services and life insurance products to individuals, for-profit and not for-profit businesses and institutions. West Coast Trust acts as fiduciary of estates and conservatorships, and as a trustee under various wills, trusts, and pension and profit-sharing plans. The main office of West Coast Trust is located at 1000 SW Broadway, Suite 1100, Portland, Oregon 97205, (503) 279-3911. The market value of assets managed for others at December 31, 2009 was $304.5 million.

West Coast Statutory Trusts III, IV, V, VI, VII and VIII

     West Coast Statutory Trusts III, IV, V, VI, VII and VIII are wholly-owned subsidiary trusts of Bancorp formed to facilitate the issuance of trust preferred securities. The trusts were organized in September 2003, March 2004, April 2006, December 2006, March 2007 and June 2007, respectively, in connection with six offerings of trust preferred securities. In September 2009, the Company elected to defer interest payments related to all of its trust preferred securities. As of December 31, 2009, the Company had accrued $.7 million in deferred interest payable under the terms of these securities. For more information regarding Bancorp’s issuance of trust preferred securities, see Note 10 “Junior Subordinated Debentures” to the Company’s audited financial consolidated statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

Additional Information

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

Employees

     At December 31, 2009, Bancorp and its subsidiaries had approximately 750 employees. None of these employees are represented by labor unions. Management believes that Bancorp’s relationship with its employees is good. Bancorp emphasizes a positive work environment for its employees and our work environment is measured annually utilizing an anonymous employee survey. Results continue to indicate a high level of employee satisfaction. Management continually strives to retain top talent as well as provide career development opportunities to enhance skill levels. A number of benefit programs are available to eligible employees.

Competition

     Commercial banking in the state of Oregon and southwest Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits. The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages and other financial institutions. Banking in Oregon and Washington is dominated by several significant banking institutions, including U.S. Bank, Wells Fargo Bank and Bank of America, which together account for a majority of the total commercial and savings bank loans and deposits in Oregon and Washington. In addition, during 2009, Chase Bank acquired the branches of Washington Mutual, giving it a significant presence in our markets. These competitors have significantly greater financial resources and offer a greater number of branch locations (with statewide branch networks), higher lending limits, and a variety of services not offered by the Bank. Bancorp has attempted to offset some of the advantages of the larger competitors by arranging participations with other banks for loans above its legal lending limits, as well as leveraging technology and third party arrangements to deliver contemporary product solutions and better compete in targeted customer segments. Bancorp has positioned itself successfully as a local alternative to banking conglomerates that may be perceived by customers or potential customers to be impersonal, out-of-touch with the community, or simply not interested in providing banking services to some of Bancorp’s target customers.

     In addition to larger institutions, numerous “community” banks and credit unions have been formed, expanded, or moved into Bancorp’s market areas and have developed a similar focus to Bancorp. These institutions have further increased competition, particularly in the Portland metropolitan area, where Bancorp has enjoyed significant growth in past years and focused much of its expansion efforts. The number of similar financial institutions and an increased focus by larger institutions on the Bank’s market segments in response to declining market perception and/or market share has led to intensified competition in all aspects of Bancorp’s business.

     The financial services industry has experienced widespread consolidation over the last decade. Bancorp anticipates that consolidation among financial institutions in its market areas will continue and perhaps accelerate as a result of the severe financial distress in the industry. As a result of this distress, there may be opportunities to acquire personnel, customers, branches or other assets in our market areas, although Bancorp and the Bank are presently restricted by its regulatory agreement and consent order from completing acquisitions. For more information regarding the regulatory agreement and consent order, see the discussion under the subheading “Current Enforcement Actions” in the section “Supervision and Regulation” included in Item 1 of this report. Other financial institutions aggressively compete against Bancorp in the market for expansion opportunities, including acquisitions. Many of these institutions have no formal regulatory restrictions, greater resources, better access to capital markets, larger cash reserves, and stock for use in acquisitions that is more liquid and more highly valued by the market.

Supervision and Regulation

     Bancorp is an Oregon corporation headquartered in Lake Oswego, Oregon, and is registered with the Federal Reserve as a bank holding company. The Bank is an Oregon state bank and is not a member of the Federal Reserve System. The Bank’s primary federal regulator is the FDIC and, at the state level, the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities (the “DFCS”).

     The laws and regulations applicable to Bancorp and its subsidiaries are primarily intended to protect borrowers and depositors of the Bank and not stockholders of Bancorp. Various proposals to change the laws and regulations governing the banking industry are currently pending in Congress, in the state legislatures and before the various bank regulatory agencies. In the current economic climate and regulatory environment, there is a high likelihood of enactment of new banking legislation and promulgation of new banking regulations. The potential impact of new laws and regulations on Bancorp and its subsidiaries cannot be determined, but any such laws and regulations may materially affect the business and prospects of Bancorp and its subsidiaries.

     Violation of the laws and regulations applicable to Bancorp and its subsidiaries may result in the imposition of regulatory enforcement actions, including assessment of civil money penalties. During the past fiscal year, no civil money penalties have been imposed on Bancorp, the Bank, or any of their respective directors, officers, or employees, but Bancorp and the Bank have become the subject of regulatory enforcement actions. For more information regarding our regulatory enforcement actions, see the discussion under the subheading “Current Enforcement Actions” in this section below.

     The following is a brief description of the significant laws and regulations that govern our activities.

     Bank Holding Company Regulation

     As a registered bank holding company, Bancorp is subject to the supervision of, and regular inspection by, the Federal Reserve pursuant to the Bank Holding Company Act of 1956, as amended (the “BHCA”). Bancorp must file reports with the Federal Reserve and must provide it with such additional information as it may require. The BHCA restricts the direct and indirect activities of Bancorp to banking, managing or controlling banks and other subsidiaries authorized under the BHCA, and activities that are closely related to banking or managing or controlling banks. Bank holding companies like Bancorp must, among other things, obtain prior Federal Reserve approval before they: (1) acquire direct or indirect ownership or control of any voting shares of any bank or bank holding company that results in total ownership or control, directly or indirectly, of more than 5% of the outstanding shares of any class of voting securities of such bank or bank holding company; (2) merge or consolidate with another bank holding company; or (3) acquire substantially all of the assets of another bank or bank holding company. In acting on applications for such prior approval, the Federal Reserve considers various factors, including, without limitation, the effect of the proposed transaction on competition in relevant geographic and product markets, each transaction party’s financial condition, managerial resources and the convenience and needs of the communities to be served, including the performance record under the Community Reinvestment Act.

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

     Subsidiary banks of a bank holding company are subject to certain other restrictions under the Federal Reserve Act and Regulation W covering transactions with affiliates generally and in particular on extensions of credit to the parent holding company or any affiliate, investments in the securities of the parent, and covering the use of such securities as collateral for loans to any borrower. These restrictions that apply may limit Bancorp’s ability to obtain funds from the Bank for its cash needs, including funds for payment of interest on its junior subordinated debentures, cash dividends and operational expenses.

     Bank Regulation

     General. The Bank is an Oregon state-bank and is not a member of the Federal Reserve System. The Bank conducts banking business in Oregon and Washington. The Bank is subject to supervision and regulation by the DFCS, the FDIC and to a lesser extent, the Washington Department of Financial Institutions. The Bank's regulators conduct regular examinations of the Bank and have the authority to prohibit the Bank from engaging in unsafe or unsound banking practices.

     Deposit Insurance. Deposits maintained at the Bank are insured by the FDIC up to $250,000 per account owner through December 31, 2013. On January 1, 2014, the standard coverage limits are scheduled to return to $100,000 for all deposit categories except Individual Retirement Accounts and certain other retirement accounts, which will continue to be insured up to $250,000 per account owner. The Bank is required to pay quarterly deposit insurance premiums to the FDIC. Premiums are based on an assessment of how much risk a particular institution presents to the Bank Insurance Fund. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in unsafe or unsound condition, or has violated applicable laws, regulations or orders.

     Transaction Account Guarantee Program. The Bank participates in the FDIC's Transaction Account Guarantee Program (the “TAG Program”), which is one of the two primary components of the FDIC's Temporary Liquidity Guarantee Program (the “TLGP Program”). Under the TAG Program, all qualifying noninterest-bearing transaction accounts, IOLTA accounts, and certain NOW accounts are fully guaranteed by the FDIC for the entire amount in the account. The TAG Program was originally scheduled to expire on December 31, 2009 but was extended through June 30, 2010, subject to the imposition of an increased assessment and risk-based fee system on those entities participating in the extension. For the six month extension period, the Bank will be subject to an annualized fee based on its regulatory risk rating that will be assessed on its qualifying deposits that exceed the existing FDIC deposit insurance limit of $250,000. Coverage under the TAG Program is in addition to and separate from the coverage available under the FDIC's general deposit insurance rules. Expiration of the TAG program may have a material adverse effect on the Bank’s ability to grow, or even retain, certain core deposits in excess of insurance limits. Such core deposits are an important source of liquidity for the Bank.

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

     Capital Adequacy Requirements

     Federal bank regulatory agencies use capital adequacy guidelines in the examination and regulation of bank holding companies and banks. If capital falls below minimum levels, the bank holding company or bank may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses or to open new facilities.

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

     The Federal Reserve also monitors a leverage ratio, which is Tier I capital as a percentage of total assets minus certain deductions, including, without limitations, goodwill, mortgage servicing assets, other identifiable intangible assets, and certain deferred tax assets, to be used as a supplement to risk-based guidelines. The principal objective of the leverage ratio is to constrain the maximum degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%.

     For more information regarding the Bank and Bancorp’s capital and leverage ratios, see the discussion under the section “Capital Resources” in the Item 7 of this report. For more information regarding regulatory enforcement actions, see the discussion under the subheading “Current Enforcement Actions” in this section below.

     The Federal Deposit Insurance Corporation Improvement Act (“FDICIA”), among other things, created a statutory framework of supervisory actions indexed to the capital level of the individual institution. Under regulations adopted by the FDIC, an institution is assigned to one of five capital categories - well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized - depending on its total risk-based capital ratio, Tier I risk-based capital ratio, and leverage ratio, together with certain subjective factors such as an overall assessment of the level and severity of problem and classified assets. Undercapitalized, significantly undercapitalized, and critically undercapitalized banks are subject to certain mandatory supervisory corrective actions.

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

     Dividends

     Substantially all of our activities are conducted through the Bank. Consequently, as the parent company of the Bank, the Company receives substantially all of its revenue as dividends from the Bank. The banking regulators may prohibit banks and bank holding companies from paying dividends that would constitute an unsafe or unsound banking practice. In addition, a bank may not pay cash dividends if doing so would reduce the amount of its capital below that necessary to meet minimum applicable regulatory capital requirements. Oregon law also limits a bank's ability to pay dividends.

     Pursuant to a Consent Order with the FDIC (described in greater detail below), the Bank is prohibited from paying cash dividends without the prior consent of the FDIC and the DFCS. Additionally, pursuant to a Written Agreement with the Federal Reserve, Bancorp is prohibited from paying dividends and making payments of interest or principal on subordinated indebtedness or trust preferred securities without the prior consent of the Federal Reserve, the Director of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Director”), and the DFCS. For more information regarding regulatory enforcement actions, see the discussion under the subheading “Current Enforcement Actions” in this section below.

     Other Laws and Regulations

     Interstate Banking and Branching. The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Act”) generally authorizes interstate branching and relaxes federal law restrictions on interstate banking. Currently, adequately capitalized and managed bank holding companies may purchase banks in any state and states may not prohibit these purchases. Additionally, banks are permitted to merge with banks in other states, as long as the home state of neither merging bank has opted out under the legislation. Oregon and Washington each enacted “opting in” legislation in accordance with the Interstate Act. The Interstate Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low income area.

     The USA Patriot Act. Enacted in 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA Patriot Act”) and the Bank Secrecy Act require banks to implement policies and procedures with respect to money laundering, suspicious activities, currency transaction reporting and currency crimes.

     Monetary and Fiscal Policy Effects on Interest Rates. Banking is a business which depends on interest rate differentials. In general, the major portion of a bank’s earnings derives from the differences between: (i) interest received by a bank on loans extended to its customers and the yield on securities held in its investment portfolio; and (ii) the interest paid by a bank on its deposits and its other borrowings (the bank’s “cost of funds.”) Thus, our earnings and growth are constantly subject to the influence of economic conditions generally, both domestic and foreign, and also to the monetary, fiscal and related policies of the United States and its agencies, particularly the Federal Reserve and the U.S. Treasury. The nature and timing of changes in such policies and their impact cannot be predicted.

     Electronic Funds Transfer Act & Regulation E - Recent Developments. The Electronic Funds Transfer Act (the "EFTA") provides a basic framework for establishing the rights, liabilities, and responsibilities of consumers who use electronic funds transfer ("EFT") systems. The EFTA is implemented by the Federal Reserve's Regulation E, which governs transfers initiated through ATMs, point-of-sale terminals, payroll cards, automated clearinghouse (ACH) transactions, telephone bill-payment plans, or remote banking services. Regulation E was recently amended to require consumers to opt in (affirmatively consent) to participation in the Bank's overdraft service program for ATM and one-time debit card transactions before overdraft fees may be assessed on the consumer’s account. Notice of the opt-in right must be provided to all existing and new customers who are consumers, and the customer's affirmative consent must be obtained, before charges may be assessed on the consumer's account for paying such overdrafts.

     The new rule provides bank customers with an ongoing right to revoke consent to participation in an overdraft service program for ATM and one-time debit card transactions, as opposed to being automatically enrolled in such a program. The new rule also prohibits banks from conditioning the payment of overdrafts for checks, ACH transactions, or other types of transactions that overdraw the consumer's account on the consumer's opting into an overdraft service for ATM and one-time debit card transactions. For customers who do not affirmatively consent to overdraft service for ATM and one-time debit card transactions, a bank must provide those customers with the same account terms, conditions, and features that it provides to consumers who do affirmatively consent, except for the overdraft service for ATM and one-time debit card transactions.

     The mandatory compliance date for the Regulation E amendments is July 1, 2010 provided that the Bank may continue to assess overdraft service fees or charges on existing customer accounts prior to August 15, 2010, without obtaining the consumer’s affirmative consent. The Bank's compliance with the new Regulation E amendments may have a substantial negative impact on the Bank's revenue from overdraft service fees and non-sufficient funds (“NSF”) charges.

     Current Enforcement Actions

     Bank Consent Order. On October 26, 2009, Bancorp announced that the Bank had entered into a Stipulation and Consent with the FDIC and the DFCS, agreeing to the issuance of an Order to Cease and Desist (the “Consent Order”) effective as of October 22, 2009. The Consent Order requires that the Bank, amongst other requirements:
  Achieve by December 31, 2009, and maintain during the life of the Consent Order, a Tier I capital to total assets leverage ratio (“leverage ratio”) of not less than 10 percent and a total risk-based capital ratio of not less than 12 percent.
  Within 30 days of the Consent Order, eliminate from its books, by charge-off or collection, all assets classified “Loss”;
  Reduce assets classified “substandard” in relation to Tier I capital plus the allowance for loan losses to: (i) not more than 90 percent within 90 days of the Consent Order; (ii) not more than 70 percent within 180 days of the Consent Order; and (iii) not more than 50 percent within 270 days of the Consent Order, and to continue to reduce the volume of such assets after that date;
  Cease to extend additional credit to any borrower who has a loan or extension of credit with the Bank that is classified as “loss” or, without the approval of a majority of the Bank’s board of directors or senior loan committee, “substandard” or “doubtful,” subject to certain exceptions;
  Analyze, plan for and continue to reduce credit concentrations with respect to commercial real estate loans and acquisition, development and construction loans;
  Within 60 days of the Consent Order, develop or revise, adopt and implement a written liquidity and funds management policy, including with respect to maintaining a minimum Primary Liquidity Ratio (defined as the sum of net cash, short-term and marketable assets divided by the sum of net deposits and short-term liabilities) of 15 percent and a Net Non-Core Funding Dependency Ratio (defined as noncore liabilities, less short term investments divided by long term assets) of 25 percent;
  Not pay cash dividends without the prior written consent of the FDIC and DFCS; and
  Not solicit, accept, renew or roll over brokered deposits unless it has applied for and been granted a waiver of this prohibition by the FDIC.
     The Bank believes it has achieved material compliance with all aspects of the Consent Order described above. In addition to the listed matters, the Bank was also issued certain directives pursuant to which it was required to complete certain reports and correct certain deficiencies outlined in the Consent Order. The Bank believes that it has complied with these aspects of the Consent Order in all material respects as well.

     Certain portions of the Consent Order require that the Bank comply with quantitative limitations on various measures. Following the October 2009 private capital raise, the Bank’s leverage and capital ratios are in excess of the regulatory requirements. With respect to reductions in the Bank's ratio of "substandard" assets to Tier 1 capital plus allowance for loan losses, the Bank believes it has reduced this ratio and was in compliance with the Consent Order at December 31, 2009. The Bank has also achieved compliance with requirements under the Consent Order as to its Primary Liquidity Capital Ratio and Net Non-Core Funding Deficiency Ratio as of December 31, 2009. Whether the Bank will maintain compliance throughout the applicable compliance periods will depend on several factors beyond the Bank's control. For more information regarding risks facing Bancorp and the Bank, see the discussion under the section “Risk Factors” in Item 1A of this report.

     For more information regarding the Bank and Bancorp’s capital and leverage ratios, see the discussion under the section “Capital Resources” in Item 7 of this report.

     Holding Company Written Agreement. On December 15, 2009, Bancorp entered into a Written Agreement with the Federal Reserve Bank of San Francisco (the “Reserve Bank”). The Written Agreement requires that as long as the Written Agreement is in effect, Bancorp may not:
  Declare or pay any dividends without the prior written approval of the Reserve Bank, the Federal Reserve Director, and the DFCS;
  Directly or indirectly take dividends or any other form of payment representing a reduction in capital from the Bank without the prior written approval of the Reserve Bank and the DFCS;
  Make any payments of interest or principal on subordinated indebtedness or trust preferred securities without the prior written approval of the Reserve Bank, the Federal Reserve Director, and the DFCS; or
  Directly or indirectly incur, increase, or guarantee any debt without the prior written approval of the Reserve Bank and the DFCS.

ITEM 1A. RISK FACTORS

     The following are risks that management believes are specific to our business. This should not be viewed as an all inclusive list or in any particular order.

Future loan losses may exceed our allowance for credit losses.

     We are subject to credit risk, which is the risk that borrowers will fail to repay loans in accordance with their terms. We maintain an allowance for credit losses that represents management’s best estimate, as of a particular date, of the probable amount of loan receivables and unfunded commitments that the Bank will be unable to collect. An extended recession or further weakening of the economy or a specific industry sector or a rapid change in interest rates could adversely affect our borrowers’ ability to repay loans. Developments of this nature could result in losses in excess of our allowance for credit losses. In addition, to the extent that loan payments from borrowers are not timely, the loans will be placed on nonaccrual status, thereby lowering earning assets balances and reducing future interest income, and, in certain circumstances, requiring reversal of previously accrued interest income. If we determine that it is appropriate to increase the allowance for credit losses to address changing conditions, we will do so through additional provision for credit losses. Any additional provision for credit losses to increase the allowance for credit losses results in a decrease in net income, and possibly risk-based capital, and may have a material adverse effect on our financial condition and results of operations. For more information regarding the Company’s allowance for credit losses, see the discussion under the subheading “Allowance for Credit Losses” and “Critical Accounting Policies” included in Item 7 of this report.

We continue to hold and acquire a significant amount of other real estate owned (“OREO”) properties, which has led to increased operating expenses and vulnerability to additional declines in real property values.

     We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. Real estate owned by the Bank and not used in the ordinary course of its operations is referred to as “other real estate owned” or “OREO” property. During 2009, we continued to acquire a significant amount of OREO. At December 31, 2009, the Bank had 672 OREO properties with an aggregate book value of $53.6 million. Large OREO balances have led to significantly increased expenses as we have incurred costs to manage and dispose of these properties and, in certain cases, complete construction of structures prior to sale. We expect that our earnings in 2010 will continue to be negatively affected by various expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, valuation adjustments, and other expenses associated with property ownership, as well as by the funding costs associated with assets that are tied up in OREO. Any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it. The expenses associated with OREO and any further property write downs could have a material adverse effect on our financial condition and results of operations. We currently have $99.3 million in nonaccrual loans, which may lead to further increase in our OREO balance in the future.

Impairment of investment securities or deferred tax assets could negatively impact our results of operations.

     Our assessment of the impairment of investment securities factors in several uncertain and qualitative factors, including, without limitation, the length of time and extent to which the fair value of a particular security has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain a particular investment long enough to recover value in the future. Assessment of impairment of intangible assets could result in charges to earnings in the period during which impairment is identified. Our assessment of our ability to realize deferred tax assets factors in several uncertain and qualitative factors, including, without limitation, whether it is more likely than not that some portion or all of the deferred tax assets will not be realized and the likelihood of generation of future taxable income. The impact of each of these impairment matters could have a material adverse effect on our business and results of operations.

We may seek to raise additional capital in the future to enhance capital levels, improve capital ratios, provide capital for acquisitions, or increase liquidity available for operations and other opportunities.

     We are not restricted from issuing additional shares of our Common Stock or Preferred Stock. In the event we desire to raise additional capital, any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financings, the issuance of additional common stock, convertible preferred stock, warrants, or other convertible securities or the exercise of such securities could be substantially dilutive to holders of our Common Stock and securities issued in such financings may have rights, preferences and privileges that are senior to those of our current shareholders. Any debt financing may include covenants that restrict our operations and interest charges that detract from future earnings. In the event additional capital is unavailable on acceptable terms through available financing sources, we may instead take steps to preserve capital, such as reduced lending activity, and we may not be able to take advantage of opportunities that might otherwise be available to us.

We may not pay any cash dividends on our Common Stock for the foreseeable future.

     Substantially all of our activities are conducted through the Bank, and Bancorp receives substantially all of its funds through dividends from the Bank. Pursuant to the Consent Order, the Bank is prohibited from paying cash dividends without the prior consent of the FDIC and the DFCS. Pursuant to the Written Agreement with the Federal Reserve, Bancorp is prohibited from paying dividends without the prior consent of the Federal Reserve, the Federal Reserve Director, and the DFCS. We do not know when the Bank will receive regulatory approval to pay dividends to Bancorp in the future or when we will receive regulatory approval to accept any such dividends. If we obtain regulatory approval to pay dividends, we may not pay any cash dividends on our Common Stock until we are current on interest payments on our outstanding junior subordinated debentures associated with our pooled trust preferred securities.

The sale or perceived threat of sale of the 89.5 million shares of Common Stock that we recently registered for re-sale by investors in our October 2009 private capital raise may have an adverse effect on the market price of our Common Stock.

     The market value of our Common Stock may be adversely affected by sales of a large number of shares of Common Stock in the market or the perception that such sales could occur. Of the 89.5 million shares of Common Stock that were originally registered for resale by investors in the October 2009 private capital raise, 71.4 million shares are issued and outstanding, and 18.1 million shares are issuable upon conversion of Preferred Stock that is presently outstanding or issuable upon exercise of certain Warrants issued in the private placement transactions. For more information regarding Bancorp’s private capital raise, see the discussion under the subheading “Private Capital Raise” in the “Overview” section included in Item 7 of this report.

Our Common Stock is equity and is subordinate to our indebtedness and Preferred Stock.

     Shares of our Common Stock are equity interests in the Company and do not constitute indebtedness. Shares of our Common Stock will rank junior to all indebtedness, including junior subordinated debentures issued in connection with our trust preferred securities, and other non-equity claims on the Company with respect to assets available to satisfy claims on the Company, including in a liquidation of the Company. In the event of a liquidation, holders of our Common Stock are subject to the prior liquidation rights of any holders of our Preferred Stock then outstanding. For more information regarding the securities that remain outstanding following Bancorp’s private capital raise, see the discussion under the subheading “Private Capital Raise” in the section “Overview” included in Item 7 of this report.

Rapidly changing interest rates could reduce our net interest margin, net interest income, fee income and net income.

     Interest and fees on loans and investment securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are a key driver of our net interest margin and are subject to many factors beyond our control. As interest rates change, net interest income is affected. It could also lead to decreased demand for loans and other products that are priced based on interest rates. Rapid increases in interest rates could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Rapid decreases in interest rates could result in interest income decreasing faster than interest expense, for example, if management is unable to match decreases in earning assets yields, with reduced rates paid on deposits or borrowings. Periods of low market interest rates, such as we have today, adversely affect our net interest spread and net interest income because our earning assets yield decreases and stays low during a time that our cost of interest bearing liabilities is already low and cannot be correspondingly reduced further. For more information regarding interest rates, see the discussion under the section “Quantitative and Qualitative Disclosures about Market Risk” in the Item 7A of this report.

We face liquidity risks in the operation of our business.

     Liquidity is crucial to the operation of Bancorp and the Bank. Liquidity risk is the potential that we will be unable to fund increases in assets or meet payment obligations, including obligations to depositors, as they become due because of an inability to obtain adequate funding or liquidate assets. Bancorp is dependent upon cash dividends from the Bank for most of its liquidity, and the Bank is currently unable to pay dividends without regulatory consent. Funding illiquidity may arise at the Bank if we are unable to attract core deposits or renew at acceptable pricing long or short-term borrowings from the overnight inter-bank market, the Federal Home Loan Bank (the “FHLB”), or the Federal Reserve discount window. Changes or disruptions to the FHLB System could adversely impact our ability to meet our short-term and long-term liquidity requirements. Illiquidity may also arise if our regulatory capital levels decrease, our lenders require additional collateral to secure our repayment obligations, or a large amount of our deposits are withdrawn. The expiration of the TAG program in June 30, 2010, may lead to lower deposit volume from withdrawal of demand deposits in excess of $250,000, especially if we are unable to obtain regulatory approval to participate in the Certificate of Deposit Account Registry Service (“CDARS”) network, which increases insured deposit balances by allocating deposits among participating institutions. For more information regarding the CDARS program, see the discussion under the heading “Deposits and Borrowings” and “Liquidity and Sources of Funds” in Item 7 of this report. We are currently prohibited from accepting new CDARS deposits, which are classified by regulators as brokered deposits, without prior regulatory approval under the terms of the Consent Order. If we fail to monitor and control our liquidity risks, there may be materially adverse effects on our results of operations and financial condition.

Our business may be harmed by adverse events at other financial institutions.

     Financial institutions are interrelated as a result of trading, clearing, correspondent banking, counterparty, and other relationships and because of regulatory factors, including the operation of the deposit insurance fund. Bancorp enters into transactions with financial services companies, including commercial banks and correspondent banks. Many of these transactions expose Bancorp and the Bank to credit and bankruptcy risk in the event of a default or bankruptcy by a counter party. The Bank may also be negatively impacted by the failure of other banks. For example, as a depository of public funds, the Bank will be assessed, and the Bank is statutorily obligated to pay, a pro rata share of the losses of public funds held at a failed public depository in Oregon and Washington. In addition, assessments the Bank pays to the FDIC and others, including deposit insurance premiums, increase based on the costs being borne by the FDIC’s bank insurance fund. The Bank’s insurance and special assessment costs can be expected to increase in the event of additional bank failures or other adverse events affecting the banking system generally or the Bank in particular.

The financial services industry is very competitive.

     We face competition in attracting and retaining deposits, making loans and providing other financial services. Our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions, such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than us. For a more complete discussion of our competitive environment, see the discussion under the heading “Competition” included in Item 1 of this report. If we are unable to compete effectively, we will lose market share, and income from loans and other products may be reduced. We are currently in a particularly competitive market for low cost deposits, partly driven by certain competitors being required to boost their deposit funding balances, which has led to increased pressure on our deposit balances and net interest margin.

The Congressional and regulatory response to the current economic and credit crisis could have an adverse effect on our business.

     Federal and state legislators and regulators are pursuing increased regulation of how banks are operated and how loans are originated, purchased, and sold as a result of the current economic and credit crisis. Changes in the banking industry, lending markets and secondary markets for loans and related congressional and regulatory responses may impact how the Bank conducts business, earns fee income, makes and underwrites loans, and buys and sells loans in secondary markets. We are unable to predict whether any legislative or regulatory initiatives or actions will be implemented or what form they will take. Any such actions could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. For more information regarding regulatory enforcement actions involving Bancorp and the Bank and the regulatory environment in which we operate, see the discussion under the subheading “Current Enforcement Actions” and generally under the section “Supervision and Regulation” included in Item 1 of this report.

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

      We are subject to reputational risk, which is the potential that negative publicity regarding our business practices, whether true or not, could cause a decline in our customer base, stock price, or general reputation in the markets in which we operate. Reputational risk is heightened in the instance of publicity surrounding lawsuits or regulatory actions. We are presently subject to regulatory agreements with the primary regulators for Bancorp and the Bank. These agreements restrict our activities. They also may negatively affect our reputation.

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

Market and other constraints on our loan origination volumes may lead to continued pressure on our interest and fee income.

     Due to the poor economic conditions in the markets in which we operate and other factors, we expect continued pressure on new loan originations in the near term, particularly with respect to construction loans. If we are unable to increase loan volumes, there will be continued pressure on our interest income and fees generated from our lending operations. Unless we are able to offset the lower interest income and fees with increased activity in other areas of our operations, our total revenues may decline relative to our total noninterest expenses. We expect that it may be difficult to find new revenue sources in the near term.

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

The recession negatively impacts payment systems, trust and investment revenues.

     Reduced transaction volume and lower average transaction amounts associated with reduced economic activity and the recessionary environment may result in declining fees from credit and debit cards, merchant relationships, and other business lines. Additionally, a weak economy may adversely affect the equity markets, which in turn, would reduce our trust and investment sales revenues.

Decreased loan sales volumes and lower gains on sales of mortgage and SBA loans, and loan repurchase obligations, could adversely affect our net income.

     We originate and sell mortgage loans and the guaranteed portion of SBA loans. Changes in interest rates affect demand for our loan products and the revenue realized on the sale of the loans. The Consent Order also affects our preferred status as an SBA lender and may result in a suspension of our ability to originate and sell mortgage loans to our correspondent lenders. These limitations consequently reduce our ability to originate and sell SBA and mortgage loans for a gain resulting in lower income from gains on sales of loans. A decrease in the volume of loans sold may reduce associated revenues and net income. In addition, in the event of one or more breaches of warranties and representations made by us in connection with loan sales, we may be contractually obligated to repurchase loans sold to correspondent lenders in the secondary market. Any reductions in revenues associated with loan sales or repurchases of loans previously sold may adversely affect the results of our lending operations.

Our products and services are delivered on a technological platform that is subject to rapid change and transformation.

     The financial services industry is undergoing rapid technological change and we face constant evolution of customer demand for technology-driven financial and banking products and services. Many of our competitors have substantially greater resources to invest in technological improvement and product development, marketing, and implementation. Any failure to successfully keep pace with and fund technological innovation in the markets in which we compete could have a material adverse impact on our business and results of operation.

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

We rely on the Federal Home Loan Bank of Seattle (the “Seattle FHLB”) as a source of liquidity, and it may be experiencing liquidity problems of its own.

     The Company is highly dependent on the Seattle FHLB as a source of liquidity and to meet its borrowing needs. Changes or disruptions to the Seattle FHLB or the FHLB system in general, may materially impair the Company’s ability to meet its liquidity requirements, including short and long term borrowing needs. Recently, the Seattle FHLB announced that it met all minimum regulatory capital requirements as of September 30, 2009. However, the Federal Housing Finance Agency exercised its discretionary authority to reaffirm Seattle FHLB’s “undercapitalized” classification. As a result, the Seattle FHLB cannot pay dividends on its common stock and cannot repurchase or redeem common stock. Based on the foregoing, there can be no assurance the FHLB will have sufficient resources to continue to fund our borrowings at their current levels or the amounts available to us, which could have an adverse effect on the Bank's liquidity. It is also possible that the Seattle FHLB will require its members, including the Company, to contribute additional capital to the Seattle FHLB.

     At December 31, 2009, we had stock in the Seattle FHLB totaling $12.1 million. As of December 31, 2009, we did not recognize an impairment charge related to our stock holdings in the Seattle FHLB despite its reported financial difficulties. There can be no assurance, however, that future negative changes to the financial condition of the Seattle FHLB may not require us to recognize an impairment charge with respect to these holdings.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     The principal properties owned by the Bank include a 40,000-square-foot office and branch facility in downtown Salem, Oregon, a 15,600-square-foot office and branch facility in Newport, Oregon, and a 12,000-square-foot branch and office facility in Lacey, Washington. In total, the Bank owns 27 buildings, primarily to house branch offices. The Bank leases the land under seven buildings and owns the land under 20 buildings. In addition, the Bank leases 44 office spaces and buildings for branch locations.

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

     The aggregate monthly rental on 51 leased properties is approximately $347,000.

ITEM 3. LEGAL PROCEEDINGS

     On June 24, 2009, West Coast Trust was served with an Objection to Personal Representative's Petition and Petition for Surcharge of Personal Representative in Linn County Circuit Court. The petition was filed by the beneficiaries of the estate of Archie Q. Adams, for which West Coast Trust acts as the personal representative. The petitioners allege a breach of fiduciary duty with respect to West Coast Trust's prior sale of real property owned by the Adams estate and sought relief in the form of a surcharge to West Coast Trust of $215,573,115.60, the amount of the alleged loss to the estate. The Company filed a motion to dismiss on July 2, 2009, which was granted in a letter ruling dated September 15, 2009. The Company is uncertain whether the dismissal of the petition will be appealed. The Company continues to believe the petition is without merit.

     Bancorp and its subsidiaries are periodically party to litigation arising in the ordinary course of business. Based on information currently known to management, although there are uncertainties inherent in litigation, we do not believe there is any legal action to which Bancorp or any of its subsidiaries is a party that, individually or in the aggregate, will have a materially adverse effect on Bancorp’s financial condition and results of operations, cash flows, or liquidity.

ITEM 4. RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Dividends

     Bancorp Common Stock trades on the NASDAQ Global Select Market under the symbol “WCBO.” The high and low closing sale prices per share of our Common Stock for each quarter during the last two years are shown in the table below, together with dividend information for each period. The prices below do not include retail mark-ups, mark-downs or commissions, may not represent actual transactions and are not adjusted for dividends. As of December 31, 2009, there were approximately 1,900 holders of record of our Common Stock.

	2009			2008
	Market Price		Cash dividend	Market Price		Cash dividend
	High	Low	declared	High	Low	declared
1st Quarter	$6.59	$1.09	$0.01	$18.01	$11.06	$0.14
2nd Quarter	$4.56	$1.85	$0.01	$15.00	$8.67	$0.14
3rd Quarter	$3.33	$1.53	$0.00	$18.12	$7.40	$0.01
4th Quarter	$2.82	$2.00	$0.00	$14.76	$3.69	$0.01

     Bancorp dividends are limited under federal and Oregon laws and regulations pertaining to Bancorp’s financial condition. Payment of dividends by the Bank is also subject to limitation under state and federal banking laws and by actions of state and federal banking regulators. For more information on this topic, see the discussion under the section “Supervision and Regulation” included in Item 1 of this report and the section “Liquidity and Sources of Funds” included in Item 7 of this report.

     Under Bancorp’s written agreement with the Federal Reserve, Bancorp may not pay cash dividends without prior regulatory approval. Similarly, the Bank may not pay dividends to Bancorp without consent of its regulators. Bancorp has also exercised its right to defer regularly scheduled interest payments on its outstanding junior subordinated debentures related to its pooled trust preferred securities. It may not pay any cash dividends on its Common Stock until it is current on interest payments on its outstanding junior subordinated debentures.

     Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference into Part III, Item 12 of this report.

Issuer Purchases of Equity Securities

     The following table provides information about purchases of Common Stock by the Company during the quarter ended December 31, 2009:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased/Cancelled (1)	per Share	(2)	Under the Plans or Programs
10/1/09 - 10/31/09	114	$2.53	-	1,051,821
11/1/09 - 11/30/09	-	$0.00	-	1,051,821
12/1/09 - 12/31/09	-	$0.00	-	1,051,821
Total for quarter	(114)		-

(1)
Shares repurchased by Bancorp during the quarter include shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 114 shares, 0 shares, and 0 shares, respectively, for the periods indicated. There were no shares repurchased in the periods indicated pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below.

(2)
Under the Repurchase Program, the board of directors originally authorized the Company to purchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, and by 1.0 million shares in April 2004, and by 1.0 million shares in September 2007 for a total authorized repurchase amount as of December 31, 2009, of approximately 4.9 million shares.

Five Year Stock Performance Graph

     The following chart compares the yearly percentage change in the cumulative shareholder return on our Common Stock during the five years ended December 31, 2009, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2004, in our Common Stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. West Coast Bancorp’s total cumulative return was -90.6% over the five year period ended December 31, 2009, compared to -41% and 8.8% for the NASDAQ Bank Stocks and NASDAQ composite, respectively.

	Period Ended
Index	12/31/04	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09
West Coast Bancorp	100.0	105.6	140.0	76.8	29.1	9.4
NASDAQ Composite	100.0	102.1	112.6	124.6	75.0	108.8
NASDAQ Bank Index	100.0	98.0	111.4	89.5	70.6	59.0

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Five Year Financial Data

     The following selected consolidated five year financial data should be read in conjunction with Bancorp’s audited consolidated financial statements and the related notes to those statements presented in Item 8 of this report.

(Dollars in thousands, except per share data)		As of and For the Year ended December 31,
	2009	2008	2007	2006	2005
Interest income	$112,150	$140,846	$183,190	$150,798	$112,991
Interest expense	33,423	48,696	68,470	49,926	26,430
Net interest income	78,727	92,150	114,720	100,872	86,561
Provision for credit losses	90,057	40,367	38,956	2,733	2,175
Net interest income after provision for credit losses	(11,330)	51,783	75,764	98,139	84,386
Noninterest income	9,129	24,629	33,498	28,096	23,099
Noninterest expense	108,288	90,323	85,299	81,665	72,634
Income (loss) before income taxes	(110,489)	(13,911)	23,963	44,570	34,851
Provision (benefit) for income taxes	(19,276)	(7,598)	7,121	15,310	11,011
Net income (loss)	$(91,213)	$(6,313)	$16,842	$29,260	$23,840

Net interest income on a tax equivalent basis 2	$80,222	$93,901	$116,361	$102,432	$88,025

Per share data:
Basic earnings (loss) per share	$(5.83)	$(0.41)	$1.08	$1.95	$1.63
Diluted earnings (loss) per share	$(5.83)	$(0.41)	$1.04	$1.86	$1.55
Cash dividends	$0.02	$0.29	$0.51	$0.45	$0.40
Period end book value per common share	$7.02	$12.63	$13.35	$12.89	$10.69
Weighted average common shares outstanding	15,510	15,472	15,507	15,038	14,658
Weighted average diluted shares outstanding	15,510	15,472	16,045	15,730	15,344

Total assets	$2,733,547	$2,516,140	$2,646,614	$2,465,372	$1,997,138
Total deposits	$2,146,884	$2,024,379	$2,094,832	$2,006,352	$1,649,462
Total long-term borrowings	$250,699	$91,059	$83,100	$57,991	$83,100
Total loans, net	$1,686,352	$2,035,876	$2,125,752	$1,924,673	$1,533,985
Stockholders’ equity	$249,058	$198,187	$208,241	$200,882	$157,123
Financial ratios:
Return on average assets	-3.49%	-0.25%	0.66%	1.33%	1.28%
Return on average equity	-45.66%	-3.06%	7.93%	16.47%	15.76%
Average equity to average assets	7.64%	8.04%	8.37%	8.10%	8.09%
Dividend payout ratio	-0.34%	-70.73%	47.51%	24.19%	24.50%
Efficiency ratio 1	122.34%	72.79%	56.90%	62.23%	64.19%
Net loans to assets	61.69%	80.91%	80.33%	78.07%	76.81%
Average yields earned 2	4.71%	5.92%	7.72%	7.37%	6.49%
Average rates paid	1.76%	2.60%	3.76%	3.27%	2.06%
Net interest spread 2	2.95%	3.32%	3.96%	4.10%	4.43%
Net interest margin 2	3.33%	3.90%	4.86%	4.96%	4.99%
Nonperforming assets to total assets	5.59%	7.86%	1.12%	0.06%	0.05%
Allowance for loan losses to total loans	2.23%	1.40%	2.16%	1.18%	1.32%
Allowance for credit losses to total loans	2.29%	1.45%	2.53%	1.18%	1.32%
Net loan charge-offs to average loans	4.21%	3.04%	0.34%	0.06%	0.05%
Allowance for loan loss to
nonperforming loans	38.74%	22.67%	177.53%	1567.61%	1881.86%

1	The efficiency ratio has been computed as noninterest expense divided by the sum of net interest income on a tax equivalent basis and noninterest income excluding gains/losses on sales of securities.
2	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

Consolidated Quarterly Financial Data

     The following table presents selected consolidated quarterly financial data for each quarter of 2008 and 2009. The financial information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

2009
(Dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$26,948	$27,725	$28,869	$28,608
Interest expense	7,710	8,580	8,655	8,478
Net interest income	19,238	19,145	20,214	20,130
Provision for credit losses	35,233	20,300	11,393	23,131
Noninterest income (loss)	(6,148)	4,971	5,958	4,348
Noninterest expense	24,181	23,489	25,244	35,374
Loss before income taxes	(46,324)	(19,673)	(10,465)	(34,027)
Provision (benefit) for income taxes	2,543	(7,265)	(4,126)	(10,428)
Net loss	$(48,867)	$(12,408)	$(6,339)	$(23,599)

Loss per common share:
Basic	$(3.13)	$(0.79)	$(0.41)	$(1.51)
Diluted	$(3.13)	$(0.79)	$(0.41)	$(1.51)

Return on average assets 1	-7.06%	-1.85%	-0.99%	-3.85%
Return on average equity 1	-74.54%	-29.39%	-14.61%	-48.54%

1	Ratios have been annualized.

2008
(Dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$32,017	$34,772	$35,745	$38,312
Interest expense	10,880	11,049	12,032	14,735
Net interest income	21,137	23,723	23,713	23,577
Provision for credit losses	16,517	9,125	6,000	8,725
Noninterest income	4,310	1,070	9,038	10,211
Noninterest expense	22,535	22,221	23,346	22,221
Income (loss) before income taxes	(13,605)	(6,553)	3,405	2,842
Provision (benefit) for income taxes	(4,924)	(4,237)	721	842
Net income (loss)	$(8,681)	$(2,316)	$2,684	$2,000

Earnings (loss) per common share:
Basic	$(0.56)	$(0.15)	$0.17	$0.13
Diluted	$(0.56)	$(0.15)	$0.17	$0.13

Return on average assets 1	-1.38%	-0.36%	0.41%	0.31%
Return on average equity 1	-17.21%	-4.47%	5.19%	3.81%

1	Ratios have been annualized.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited consolidated financial statements and related notes to those statements as of December 31, 2009 and 2008, and for each of the three years in the period ended December 31, 2009, of West Coast Bancorp and its subsidiaries that appear in Item 8 “Financial Statements and Supplementary Data” of this report. References to “we,” “our” or “us” refer to West Coast Bancorp and its subsidiaries.

Forward-Looking Statement Disclosure

     Statements in this Annual Report of West Coast Bancorp (“Bancorp” or the “Company”) regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. The Company’s actual results could be quite different from those expressed or implied by the forward-looking statements. Words such as “could,” “may,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projects,” “potential,” or “continue,” or words of similar import, often help identify “forward-looking statements,” which include any statements that expressly or implicitly predict future events, results, or performance. Factors that could cause events, results or performance to differ from those expressed or implied by our forward-looking statements include, among others, risks discussed in Item 1A, “Risk Factors” of this report, risks discussed elsewhere in the text of this report, as well as the following specific factors:
  General economic conditions, whether national or regional, and conditions in real estate markets, that may affect the demand for our loan and other products, lead to further declines in credit quality and additional loan losses, and negatively affect the value and salability of the real estate that we own or is the collateral for many of our loans and hinder our ability to increase lending activities;
  Changing bank regulatory conditions, policies, or programs, whether arising as new legislation or regulatory initiatives or changes in our regulatory classifications, that could lead to restrictions on activities of banks generally or West Coast Bank (the “Bank”) in particular, increased costs, including deposit insurance premiums, the elimination or expiration of programs expanding deposit insurance coverage, regulation or prohibition of certain income producing activities, or changes in the secondary market for bank loan and other products;
  Competitive factors, including competition with community, regional and national financial institutions, that may lead to pricing pressures that reduce yields earned on loans and increase rates paid on deposits, the loss of our most valued customers, defection of key employees or groups of employees, or other losses;
  Increasing or decreasing interest rate environments, including the slope and level of the yield curve, that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans, and changes in the value of Bancorp’s investment securities; and
  Changes or failures in technology or third party vendor relationships in important revenue production or service areas or increases in required investments in technology that could reduce our revenues, increase our costs, or lead to disruptions in our business.
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

Overview

     2009 Financial review. 2009 was a challenging year for the Company. Continued weakness in the national and local economies, combined with the particular effects of losses in portions of our loan portfolio, significantly impacted the Company’s results in 2009. During 2009, we incurred:
  A full year net loss of $91.2 million compared to a loss of $6.3 million in 2008;
  A decrease in the net interest margin to 3.33% from 3.90% in 2008;
  A full year provision for credit losses of $90.1 million, up $49.7 million from $40.4 million in 2008;
  Net loan charge-offs of $80.6 million compared to $65.3 million in 2008;
  OREO valuation adjustments and losses on sale of $27.0 million compared to $5.4 million in 2008;
  A goodwill impairment charge of $13.1 million; and
  A $21.0 million additional tax expense related to the establishment of a deferred tax asset valuation allowance.
     Despite the challenges faced by the Company, management proactively implemented and executed certain strategies that resulted in key accomplishments during 2009:
  The Company successfully raised $155.0 million in private capital on October 26, 2009;
  The Bank’s total and tier 1 risk-based capital ratios increased from 10.91% and 9.66% at December 31, 2008 to 15.37% and 14.11%, respectively, at December 31, 2009, primarily as a result of the private capital raise (as described below);
  The Company’s liquidity position also improved significantly as evidenced by a $363.8 million increase in the investment securities portfolio;
  Real estate construction loan balances decreased $185.8 million or 65% from year end 2008;
  Total nonperforming assets declined $44.8 million to $152.9 million at December 31, 2009;
  Fourth quarter 2009 average total deposits increased $120.7 million or 6% from the final quarter of 2008, and the average rate paid on total deposits declined to .99% from 1.68%; and
  The Company increased the number of demand deposit accounts by 6% or nearly 6,000 accounts.
     Private Capital Raise. In October 2009, the Company completed the private sale of an aggregate of $155.0 million of newly issued Preferred Stock and Warrants of the Company (such transactions, the “private capital raise”), including:
  1,428,849 shares of Mandatorily Convertible Cumulative Participating Preferred Stock, Series A, no par value (“Series A Preferred Stock”);
  121,328 shares of Mandatorily Convertible Cumulative Participating Preferred Stock, Series B, no par value (“Series B Preferred Stock”);and
  Class C Warrants to purchase an aggregate of 240,000 shares of Series B Preferred Stock at an exercise price of $100.00 per share.
     The net proceeds to the Company from the private capital raise were $139.2 million, of which $5.0 million was retained by Bancorp and $134.2 million was contributed to the Bank as a capital contribution.

     All securities issued in the private capital raise were issued and outstanding at December 31, 2009, including certain warrants not referenced above that terminated unexercised upon receipt of the shareholder approvals described below.

     In connection with the private capital raise and subject to receipt of required regulatory approvals, certain investors in the transactions were provided a right to maintain a representative on the Company’s Board of Directors for so long as such investors beneficially own at least 5% of the Company’s outstanding shares of Common Stock on an as-converted basis. Certain investors are entitled to have an observer attend meetings of the Board.

     Regulatory Enforcement Actions. Bancorp and the Bank are parties to a regulatory agreement and consent order. For more information, see the discussion under the subheading “Current Enforcement Actions” in the section “Supervision and Regulation” included in Item 1 of this report. Bancorp’s agreement with the Federal Reserve is referred to in this Item 7 as the “Written Agreement”, while the Bank’s agreement and order with the Federal Deposit Insurance Corporation (“FDIC”) and Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities (the “DFCS”) is referred to as the “Consent Order”.

     Recent Developments. On January 20, 2010, the Company’s shareholders approved an increase in authorized Common Stock from 50.0 million shares to 250.0 million shares and the conversion of Preferred Stock issued in the private capital raise into Common Stock.

     As a result of the shareholder approvals, the 1,428,849 shares of Series A Preferred Stock issued in the private capital raise converted into 71.4 million shares of Common Stock on January 27, 2010. Additionally, the 121,328 shares of Series B Preferred Stock issued in the transactions (as well as 240,000 additional shares of Series B Preferred Stock issuable upon exercise of outstanding Class C Warrants) become mandatorily convertible into shares of Common Stock after the shares of Series B Preferred Stock have been transferred to third parties not affiliated with certain original investors in a widely dispersed offering.

     Following conversion of the Series A Preferred Stock into Common Stock, the Company had outstanding:
  87.1 million shares of Common Stock;
  121,328 shares of Series B Preferred Stock (convertible into 6.1 million shares of Common Stock); and
  The Class C Warrants to purchase at a price of $100 per share an aggregate of 240,000 shares of Series B Preferred Stock (convertible into 12.0 million shares of Common Stock).
     For regulatory reasons, no conversion of Series B Preferred Stock can occur until the condition of a widely disbursed offering of the preferred shares has been satisfied.

     On January 29, 2010, Bancorp announced the commencement of a $10.0 million rights offering of up to 5.0 million shares of Common Stock. Pursuant to the terms of the rights offering, the Company distributed to its common shareholders of record on January 19, 2010, non-transferable rights to subscribe for and purchase up to an aggregate of 5.0 million shares of its Common Stock (or 0.31787 subscription rights for each share of Common Stock owned) at a subscription price of $2.00 per share. The rights offering also included an over-subscription privilege pursuant to which each rights holder that exercised the basic subscription privilege in full was entitled to purchase additional shares of Common Stock that remained unsubscribed at the expiration of the rights offering, subject to a pro rata allocation of shares among persons exercising this over-subscription right if necessary.

     The rights offering expired on March 1, 2010, and was oversubscribed. As a result, Bancorp expects to issue 5.0 million shares of Common Stock in the rights offering and receive gross proceeds of $10.0 million. Over subscription requests were fulfilled on a pro rata basis. The excess subscription payments received by the subscription agent will be returned without interest.

Income Statement Overview

     Our net loss for the full year 2009 was $91.2 million, compared to a loss of $6.3 million in 2008, and income of $16.8 million in 2007. The loss per diluted share for the years ended December 31, 2009 and 2008 were $5.83 and $.41, respectively, while earnings per diluted share for 2007 was $1.04. Return on average equity declined to -45.7% in 2009 from -3.1% in 2008 and 7.9% in 2007. The provision for credit losses for the year ended December 31, 2009 was $90.1 million, an increase from $40.4 million in 2008 and $38.9 million in 2007.

     Net Interest Income. The following table displays information on net interest income, average yields earned and rates paid, as well as net interest spread and margin information on a tax equivalent basis for the periods indicated. This information can be used to follow the changes in our yields and rates and the changes in our earning assets and liabilities over the past three years:

(Dollars in thousands)	Year Ended December 31,			Increase (Decrease)		Percentage Change
	2009	2008	2007	09-08	08-07	09-08	08-07
Interest and fee income 1	$113,645	$142,597	$184,831	$(28,952)	$(42,234)	-20.3%	-22.9%
Interest expense	$33,423	$48,696	$68,470	$(15,273)	$(19,774)	-31.4%	-28.9%
Net interest income 1	$80,222	$93,901	$116,361	$(13,679)	$(22,460)	-14.6%	-19.3%

Average interest earning assets	$2,410,755	$2,409,896	$2,394,958	$859	$14,938	0.0%	0.6%
Average interest bearing liabilities	$1,897,170	$1,876,083	$1,821,299	$21,087	$54,784	1.1%	3.0%

Average interest earning assets/
Average interest bearing liabilities	127.07%	128.45%	131.50%	-1.38%	-3.04%
Average yield earned 1	4.71%	5.92%	7.72%	-1.21%	-1.80%
Average rate paid	1.76%	2.60%	3.76%	-0.84%	-1.16%
Net interest spread 1	2.95%	3.32%	3.96%	-0.37%	-0.64%
Net interest margin 1	3.33%	3.90%	4.86%	-0.57%	-0.96%

1	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

     Net interest income on a tax equivalent basis totaled $80.2 million for the year ended December 31, 2009, a decrease of $13.7 million or 14.6% from $93.9 million for 2008, which represented a decrease of $22.5 million from 2007. The net interest margin declined 57 basis points to 3.33% in 2009 from 3.90% in 2008. The decrease in net interest income and margin from 2008 to 2009 was mainly due to lower loan yields caused by low market interest rates which we were unable to fully offset by reducing rates paid on deposits and borrowings, the considerable shift in earning asset mix from higher yielding loan balance to lower yielding cash and investment security balances, a lower benefit from noninterest bearing deposits, and the lengthening of the Company’s Federal Home Loan Bank (“FHLB”) debt in 2009. The net interest margin was 4.86% in 2007.

     Deposit rates and volumes in 2009 continued to be affected by customers’ concerns over the stability of the banking system, the failure of several financial institutions and ongoing weak economic environment. Business customers, in particular, allocated their funds among multiple banks as well as moved deposits into fully insured transaction deposit accounts to take advantage of the FDIC's TAG Program. There is risk that such deposits may decline when the TAG Program expires, which is scheduled to occur on June 30, 2010.

     Changing interest rate environments, including the slope, level of, and changes in the yield curve, and competitive pricing pressure, and changing economic conditions, could lead to higher deposit costs, lower loan yields, reduced net interest margin and spread and lower loan fees, all of which could lead to additional pressure on our net interest income. At December 31, 2009, we estimate that we are slightly asset sensitive, meaning that earning assets mature or reprice more quickly than interest bearing liabilities in a given time period. For more information regarding interest rates, see the discussion under the section “Quantitative and Qualitative Disclosures about Market Risk” in the Item 7A of this report.

     Until our loan balances begin to expand and the value of noninterest bearing deposit balances increase, we project continued pressure on our net interest margin. Whether we will be able to expand our loan portfolio in the near future will be primarily dependent on increased economic activity and improved market conditions, which affect both qualified loan demand and credit quality. However, we believe the private capital raise has significantly improved our ability to respond to loan opportunities that do arise.

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

	Year Ended December 31,
(Dollars in thousands)	2009			2008			2007
	Average			Average	Interest		Average	Interest
	Outstanding	Interest	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Earned/ Paid	Rate 1	Balance	Paid	Rate 1	Balance	Paid	Rate 1
ASSETS:
Interest earning balances
due from banks	$136,944	$366	0.27%	$2,333	$38	1.63%	$1,217	$51	4.19%
Federal funds sold	6,673	6	0.09%	16,867	340	2.02%	10,813	513	4.74%
Taxable securities 2	276,852	8,646	3.12%	157,648	7,700	4.88%	207,782	10,398	5.00%
Nontaxable securities 3	72,770	4,270	5.87%	83,826	5,002	5.97%	76,799	4,689	6.11%
Loans, including fees 4	1,917,516	100,357	5.23%	2,149,222	129,517	6.03%	2,098,347	169,180	8.06%
Total interest earning assets	2,410,755	113,645	4.71%	2,409,896	142,597	5.92%	2,394,958	184,831	7.72%

Allowance for loan losses	(37,363)			(38,328)			(26,243)
Premises and equipment	31,309			34,141			32,598
Other assets	210,575			163,910			136,405
Total assets	$2,615,276			$2,569,619			$2,537,718

LIABILITIES AND
STOCKHOLDERS' EQUITY:
Interest bearing demand	$298,002	$776	0.26%	$279,227	$1,963	0.70%	$278,734	$3,436	1.23%
Savings	89,903	714	0.79%	71,542	578	0.81%	72,787	569	0.78%
Money market	617,881	8,194	1.33%	658,360	14,633	2.22%	665,037	24,953	3.75%
Time deposits	587,299	14,758	2.51%	566,195	20,375	3.60%	554,263	26,078	4.70%
Short-term borrowings 5	44,220	806	1.82%	149,016	4,312	2.89%	136,731	7,057	5.16%
Long-term borrowings 6	259,865	8,175	3.15%	151,743	6,835	4.50%	113,747	6,377	5.61%
Total interest bearing
liabilities	1,897,170	33,423	1.76%	1,876,083	48,696	2.60%	1,821,299	68,470	3.76%
Demand deposits	499,283			470,601			479,311
Other liabilities	19,044			16,409			24,759
Total liabilities	2,415,497			2,363,093			2,325,369
Stockholders' equity	199,779			206,526			212,349
Total liabilities and
stockholders' equity	$2,615,276			$2,569,619			$2,537,718
Net interest income		$80,222			$93,901			$116,361
Net interest spread			2.95%			3.32%			3.96%

Net interest margin			3.33%			3.90%			4.86%

1	Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.
2	Includes Federal Home Loan Bank stock balances.
3
Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. The tax equivalent basis adjustment for the years ended December 31, 2009, 2008 and 2007, was $1.5 million, $1.8 million and $1.6 million, respectively.

4	Includes balances of loans held for sale and nonaccrual loans.
5	The maximum amount of short-term borrowings was $193.0 million and $266.3 million for the years ended December 31, 2009 and 2008, respectively.
6	Includes junior subordinated debentures with average balance of $51 million for 2009 and 2008.

     Net Interest Income – Changes Due to Rate and Volume. The following table sets forth the dollar amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes not due solely to volume or rate and changes due to new product lines, if any, are allocated to volume.

	Year Ended December 31,
	2009 compared to 2008			2008 compared to 2007
(Dollars in thousands)	Increase (Decrease) due to:		Total Increase	Increase (Decrease) due to:		Total Increase
	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
Interest income:
Interest earning balances due
from banks	$2,216	$(1,888)	$328	$47	$(60)	$(13)
Federal funds sold	(206)	(128)	(334)	287	(460)	(173)
Investment security income:
Interest on taxable securities	5,781	(4,835)	946	(2,723)	25	(2,698)
Interest on nontaxable securities 1	(660)	(73)	(733)	429	(115)	314
Loans, including fees on loans	(10,234)	(18,925)	(29,159)	2,396	(42,059)	(39,663)
Total interest income 1	(3,103)	(25,849)	(28,952)	436	(42,669)	(42,233)

Interest expense:
Interest bearing demand	132	(1,319)	(1,187)	6	(1,479)	(1,473)
Savings	148	(12)	136	(9)	19	10
Money market	(900)	(5,539)	(6,439)	(236)	(10,085)	(10,321)
Time deposits	(1,349)	(4,268)	(5,617)	632	(6,335)	(5,703)
Short-term borrowings	(3,032)	(474)	(3,506)	634	(3,379)	(2,745)
Long-term borrowings 2	4,871	(3,531)	1,340	2,130	(1,672)	458
Total interest expense	(130)	(15,143)	(15,273)	3,157	(22,931)	(19,774)
Increase (decrease) in net interest income 1	$(2,973)	$(10,706)	$(13,679)	$(2,721)	$(19,738)	$(22,459)

1	Tax exempt income has been adjusted to a tax-equivalent basis using a 35% tax equivalent basis.
2	Long-term borrowings include junior subordinated debentures.

     For the year ended December 31, 2009, net interest income on a tax equivalent basis was $80.2 million, a decline of $13.7 million from $93.9 million in 2008. The decline in net interest income was mainly attributable to lower loan balances and a 57 basis point decline in the net interest margin. In 2007, net interest income on a tax equivalent basis was $116.4 million. The $22.5 million decline from 2007 to 2008 was primarily driven by lower loan yields and fees along with higher nonaccrual loan balances, which led to increased interest reversals.

     For the year ended December 31, 2009, lower loan balances, yields, and fees, especially in the real estate construction category, were the main drivers in the $29.0 million decline in interest income. Lower deposit rates only partially offset the decline in interest income. The $42.2 million decline in interest income during 2008 compared to 2007 was due to similar factors as well as increased interest reversals as a result of more loans transitioning to nonperforming status in 2008.

     Provision for Credit Losses. The provision for credit losses is comprised of two components, a provision for loans losses related to outstanding loans and a provision for losses related to unfunded commitments. The provision for credit losses reflects changes in the credit quality of the entire loan portfolio. The provision for credit losses is recorded to bring the allowance for loan losses and the reserve for unfunded commitments to amounts considered appropriate by management based on factors which are described in the “Credit Management” and “Allowance for Credit Losses and Net Loan Charge-offs” sections of this report.

     The provision for credit losses was $90.1 million, $40.4 million, and $38.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, while net loan charge-offs were $80.6 million, $65.3 million, and $7.1 million, over those same years.

     The provision for credit losses increased $49.7 million in 2009 over 2008 and reflected the significantly higher net loan charge-offs recorded and a continued negative loan risk rating migration within the loan portfolio. As a result, the general valuation allowances within the allowance for credit losses model were increased during 2009. Over half of the increase in the provision for credit losses in 2009 can be attributed to the commercial and non two-step loan segments of the loan portfolio. The provision for credit losses related to the portfolio of two-step residential construction loans (the “two-step loan portfolio”) declined to $6.3 million in 2009, from $9.5 million in 2008.

     The $40.4 million provision for credit losses in 2008 represented only a modest increase over the $38.9 million provision for 2007. This amount included a provision relating to loans outside the two-step loan portfolio of $30.9 million, up from $8.0 million in 2007, and a provision of $9.5 million associated with the two-step loan portfolio. The 2007 provision of $38.9 million was largely driven by a fourth quarter charge of $30.0 million, of which $27.8 million related to loans originated in the two-step loan program. At December 31, 2009, the remaining balance in the two-step loan portfolio was $2.4 million; therefore, we expect no material provision for credit losses related to two-step loans in the future.

     The level of the Company’s future provisioning will be heavily dependent on the local real estate market for both residential and commercial properties, general economic conditions nationally and in the areas in which we do business, and the effects of any changes in interest rates.

     Noninterest Income. Noninterest income remains a key focus, particularly revenues generated by our deposit accounts and payment systems products. Our noninterest income for the year ended December 31, 2009 was $9.1 million down $15.5 million compared to $24.6 million in 2008. This decrease predominantly reflected a $21.6 million increase in losses related to OREO property sales and valuation adjustments, which is a component of noninterest income. The increase in losses on OREO sales and valuation adjustments was mainly caused by the continued decline in OREO property values during 2009. Additionally, in the fourth quarter of 2009, the Company sold 69 OREO properties with a book value of $18.9 million in a bulk sale. The Company recorded an OREO loss on sale of $6.7 million associated with this transaction.

     Noninterest income before the effects of OREO losses was $36.1 million in 2009 compared to $30.0 million in 2008. Noninterest income in 2008 included a $6.3 million other-than-temporary impairment (“OTTI”) charge as compared to a $.2 million OTTI charge for 2009. Service charges on deposit accounts were up $.2 million in 2009, while payment systems related revenues increased $.4 million in 2009 compared to 2008. These increases mainly resulted from an increase in the number of deposit transaction accounts and associated cards. Trust and investment service revenue declined 24% or $1.3 million in 2009 compared to 2008 primarily due to a challenging environment for investment sales. In 2009, gains on sales of loans were $1.7 million, down 25% from $2.3 million for 2008. This decrease was due to reduced mortgage loan originations and sales of residential mortgage loans as well as a decrease in the gains on sales of Small Business Administration loans in 2009.

     Our noninterest income for the year ended December 31, 2008, was $24.6 million down $8.9 million or 27%, compared to $33.5 million in 2007. This decrease predominantly reflected the $6.3 million OTTI charge recorded in 2008. In 2008, service charges on deposit accounts were up $2.6 million or over 20% and payment systems related revenues increased $1.0 million or 13% compared to 2007.

     Our ability to increase noninterest income in the future will be dependent on many factors, including our ability to retain and grow deposit balances and develop new products and on the effects of any new legislation or regulations limiting bank activities. For instance, it is anticipated that new regulations regarding deposit service charges for transaction accounts could have a material impact on the Company’s revenue from deposit service charges when implemented as of July 1, 2010. Gains on sales of loans may also be adversely affected by the Consent Order, which may limit our SBA lending and negatively impact correspondent banking relationships pursuant to which we place many of our mortgage loans, particularly jumbo loans. Additional OREO valuation adjustments and competitive factors could also adversely affect our noninterest income.

     The following table illustrates the components and change in noninterest income for the periods shown:

(Dollars in thousands)	Full year	Full year	2009 to 2008	Full year
	2009	2008	Change	2007
Noninterest income
Service charges on deposit accounts	$15,765	$15,547	$218	$12,932
Payment systems related revenue	9,399	9,033	366	8,009
Trust and investment services revenues	4,101	5,413	(1,312)	6,390
Gains on sales of loans	1,738	2,328	(590)	3,364
Other	4,438	3,252	1,186	2,843
Other-than-temporary impairment losses	(192)	(6,338)	6,146	-
Gain (loss) on sales of securities	833	780	53	(67)
Total	36,082	30,015	6,067	33,471

OREO gains (losses) on sale	(1,725)	(602)	(1,123)	27
OREO valuation adjustments	(18,562)	(4,784)	(13,778)	-
OREO loss on bulk sale	(6,666)	-	(6,666)	-
Total	(26,953)	(5,386)	(21,567)	27
Total noninterest income	$9,129	$24,629	$(15,500)	$33,498

     Noninterest Expense. Noninterest expense was $108.3 million in 2009, $90.3 million in 2008, and $85.3 million in 2007. Noninterest expense increased $18.0 million or 20% in 2009 compared to 2008, in large part due to a $13.1 million goodwill impairment charge taken in the first quarter of 2009 and a $5.7 million increase in our FDIC insurance premiums. Noninterest expense increased $5.0 million, or 6% in 2008 compared to 2007.

     Personnel expenses decreased $2.9 million or 6% in 2009 compared to 2008 as a result of reductions in staff, lower commission expense and lower expenses from stock incentive plans. Equipment expenses increased $1.0 million in 2009 compared to 2008 as result of a review of fixed assets and disposals of certain obsolete equipment. Due to continued cost cutting initiatives and re-engineering workflows the Company also decreased expenses associated with postage, printing and office supplies, marketing and communication in 2009 compared to 2008. Personnel expenses decreased $2.3 million, or 5%, in 2008 compared to 2007 due to the elimination of bonuses, employer matching of contributions to our 401(k) plan, and staff reductions.

     Other noninterest expense increased $7.6 million in 2009 over 2008, primarily attributable to a $5.7 million increase in FDIC insurance premiums and an increase in OREO maintenance and management expenses of $1.4 million. Although we have made progress in reducing our OREO property balance, we expect to see elevated expenses associated with OREO properties continue in 2010. The increase in FDIC insurance expense included an industry wide special assessment charge of $1.2 million, an increase in our insurance premium assessment rate in 2009 over 2008, and higher insurance premium expense associated with the TAG Program.

     Changing business conditions, increased costs in connection with retention of, or a failure to retain key employees, lower loan production volumes causing deferred loan origination costs to decline, unexpected increases in OREO expenses, or a failure to manage our operating and control environments could adversely affect our ability to limit expense growth in the future.

     The following table illustrates the components and changes in noninterest expense for the periods shown:

(Dollars in thousands)	Full year	Full year	2009 to 2008	Full year
	2009	2008	Change	2007
Noninterest expense
Salaries and employee benefits	$44,608	$47,500	$(2,892)	$49,787
Equipment	8,120	7,117	1,003	6,544
Occupancy	9,585	9,440	145	8,548
Payment systems related expense	4,036	3,622	414	3,143
Professional fees	4,342	4,317	25	2,072
Postage, printing and office supplies	3,201	3,834	(633)	3,896
Marketing	2,990	3,583	(593)	4,524
Communications	1,574	1,722	(148)	1,624
Goodwill impairment	13,059	-	13,059	-
Other noninterest expense	16,773	9,188	7,585	5,161
Total noninterest expense	$108,288	$90,323	$17,965	$85,299

     Income Taxes. The Company recorded a benefit for income taxes of $19.3 million for the full year 2009 compared to $7.6 million for 2008. The tax benefit for 2009 was significantly reduced by the establishment of a $21.0 million deferred tax asset valuation allowance at year end 2009. The Company recorded tax expense of $7.1 million for 2007.

     The following table shows the components of the tax benefit for the periods shown:

		2009 to 2008
(Dollars in thousands)	Full year 2009	Full year 2008	Change	Full year 2007
Expense (benefit) for income taxes excluding deferred tax asset
valuation allowance	$(40,275)	$(7,598)	32,677	$7,121
Provision for taxes from deferred tax asset
valuation allowance	20,999	-	(20,999)	-
Total expense (benefit) for income taxes	$(19,276)	$(7,598)	$11,678	$7,121

     As of December 31, 2009, the Company determined that it was appropriate to establish a deferred tax asset valuation allowance of $21.0 million, reducing its deferred tax asset to $3.2 million at year end which is the amount that the Company has determined is more likely than not to be realized. Any future reversals of the deferred tax asset valuation allowance as a result of changes in the factors considered by management in establishing the allowance, including any return to profitability, would decrease the Company’s income tax expense and increase its after tax net income in the periods in which a reversal is recorded. The Company does not expect to record any future tax benefits until conditions allow the deferred tax valuation allowance to be reversed.

     The $32.7 million increase in the benefit for taxes before the deferred tax asset valuation allowance was due to a $96.6 million increase in the pretax loss in 2009 compared to 2008. As the following table illustrates, the expected amount of tax benefit on the Company’s 2009 loss was $38.7 million. This expected tax benefit was reduced to $19.3 million due in large part to the impact of the Company’s goodwill impairment and the establishment of a deferred tax asset valuation allowance. The reconciliation between the Company’s effective tax rate on income (loss) and the statutory rate is as follows:

(Dollars in thousands)	Year ended December 31,
	2009	2008	2007
Expected federal income tax (benefit) provision 1	$(38,671)	$(4,730)	$8,387
State income tax, net of federal income tax effect	(3,504)	(769)	561
Interest on obligations of state and political subdivisions
exempt from federal tax	(1,148)	(1,302)	(1,247)
Federal low income housing tax credits	(972)	(880)	(598)
Bank owned life insurance	(307)	(309)	(303)
Stock options	123	177	149
Goodwill impairment	4,570	-	-
Change in deferred tax asset valuation allowance	20,999	-	-
Other, net	(366)	215	172
Total (benefit) provision for income taxes	$(19,276)	$(7,598)	$7,121

1	Federal income tax provision applied at 34% in 2008 and 35% in all other periods.

For more information regarding the Company’s income taxes, see Note 17 “Income Taxes” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

Balance Sheet Overview

     Balance sheet highlights are as follows:
  Total assets were $2.7 billion as of December 31, 2009, up from $2.5 billion at December 31, 2008;
  Total loans decreased by 17% or $340 million from the balance at December 31, 2008, in large part due to the $186 million or 65% decline in real estate construction loan balances during 2009;
  Cash position and the investment securities portfolio grew over $600 million in 2009, from $263 million at December 31, 2008 to $865 million at December 31, 2009, reflecting improved liquidity; and
  Total deposits increased 6% or $123 million in 2009, driven by strong growth in low cost demand deposits.
     Our long-term balance sheet management efforts are focused on growth in targeted areas that support our corporate objectives and include:
  Small business and middle market commercial lending;
  Owner occupied commercial real estate lending;
  Home equity lending; and
  Core deposit production.
     Given the weak economy and housing market in our operating area and our efforts to reduce the $99.3 million in nonaccrual loan balances, we expect our overall construction loan portfolio will continue to contract in 2010. We also expect to continue a more cautious approach to extending new credit in the commercial construction, non-owner occupied commercial real estate and housing related commercial loan categories. Our ability to achieve loan growth will be dependent on many factors, including the effects of competition, health of the real estate market, economic conditions in our markets, retention of key personnel and valued customers, and our ability to close loans in the pipeline.

Cash and Cash Equivalents

     Total cash and cash equivalents increased from $64.8 million at December 31, 2008 to $303.0 at December 31, 2009. This increase was caused by the combined effects of contracting loan balances and the receipt of $139.2 million in net proceeds from our private capital raise in October 2009. We anticipate continuing to invest a portion of this cash into higher yielding investment securities and loans in 2010 while maintaining strong liquidity ratios.

Investment Portfolio

     The following table shows the amortized cost and fair value of Bancorp’s investment portfolio. At December 31, 2009, Bancorp had no securities classified as held to maturity.

	December 31, 2009			December 31, 2008
			Net			Net
	Amortized		Unrealized	Amortized		Unrealized
(Dollars in thousands)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)
U.S. Treasury securities	$24,907	$25,007	100	$200	$223	23
U.S. Government agency securities	104,168	103,988	(180)	7,310	7,387	77
Corporate securities	14,436	9,753	(4,683)	12,608	10,877	(1,731)
Mortgage-backed securities	344,179	344,294	115	94,846	92,566	(2,280)
Obligations of state and political subdivisions	67,651	70,018	2,367	81,025	82,398	1,373
Equity investments and other securities	9,274	9,217	(57)	5,161	5,064	(97)
Total Investment Portfolio	$564,615	$562,277	$(2,338)	$201,150	$198,515	$(2,635)

     At December 31, 2009, the estimated fair value of the investment portfolio was $562.3 million, compared to $198.5 million at 2008 year end, an increase of $363.8 million or 183%. We increased our investment securities balance as our loan balances contracted and to make additional securities available to meet pledging requirements for public deposits and government borrowing sources such as FHLB. The net unrealized loss on the investment portfolio was $2.3 million at December 31, 2009, representing ..4% of the total portfolio compared to $2.6 million and 1.3%, respectively, at year end 2008.

     The Company regularly reviews its investment portfolio to determine whether any of its securities are other-than-temporarily impaired. In addition to accounting and regulatory guidance in determining whether a security is other-than-temporarily impaired, the Company considers the duration and amount of each unrealized loss, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time. At December 31, 2009, the Company determined there were no other-than-temporarily impaired securities in the investment portfolio.

     Our U.S. Treasury and U.S. Government agency securities increased by $121.4 million from December 31, 2008, to December 31, 2009, as part of our effort to limit risk-weighted assets and to make additional securities available to meet pledging requirements for public deposits and government borrowing sources such as the FHLB.

     Our corporate security portfolio had a $4.7 million unrealized loss at December 31, 2009. The majority of this loss was associated with the decline in market value of our investments in pooled trust preferred securities issued primarily by banks and insurance companies. An increase in credit and liquidity spreads contributed to the unrealized loss associated with these securities. These securities had a $13.9 million carrying value with a $9.2 million fair value at December 31, 2009. At year end 2009, these securities were rated CCC or better and have several features that reduce credit risk, including seniority over certain tranches in the same pool and the benefit of certain collateral coverage tests.

     Our mortgage-backed securities portfolio consisted of $314.8 million of U.S. agency backed mortgages and $29.5 million of non-agency mortgages. The majority of our non-agency mortgage-backed securities portfolio was comprised of securities secured by 15 year fully amortizing jumbo loans. Approximately 91% of our non-agency mortgage-backed securities were rated AA- or better. One $2.7 million security is rated BB. None of the mortgages within this mortgage-backed security were delinquent at December 31, 2009.

     Our portfolio of securities representing obligations of state and political subdivisions had an estimated fair value of $70.0 million, with an amortized cost of $67.6 million, indicating an unrealized gain of $2.4 million. Consistent with the industry, the Company has experienced a modest adverse change in the credit ratings of the securities in this segment of our portfolio, which is comprised solely of municipal bonds. At December 31, 2009, the ratings associated with the securities in this segment were: 8% AAA, 52% AA, 25% A, 10% BBB and 5% non-rated. At December 31, 2008 the ratings were: 10% AAA, 52% AA, 21% A, 14% BBB and 3% non-rated.

     In the third quarter of 2008, the Company recorded OTTI charges totaling $6.3 million pre-tax consisting of $.4 million relating to an investment in a Lehman Brothers bond, $3.1 million related to two pooled trust preferred investments in our corporate securities portfolio, and $2.8 million for an investment in Freddie Mac preferred stock held in our equity investment and other securities investment category. The $3.1 million OTTI charge associated with the two pooled trust preferred investments was subsequently reversed as of March 31, 2009 upon the adoption of new accounting guidance. In the first quarter of 2009, the Company recorded OTTI charges totaling $.2 million pretax relating to two securities. These two investments were sold in the second quarter of 2009 for no additional gain or loss.

     For more information regarding the Company’s fair value calculations, see Note 19 “Fair Value Measurement” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

     The following table summarizes the contractual maturities and weighted average yields on Bancorp’s investment securities:

			After		After
(Dollars in thousands)	One year		One through		Five through		Due after
	or less	Yield	five years	Yield	ten years	Yield	ten years	Yield	Total	Yield
U.S. Treasury securities	$10,101	0.59%	$14,906	1.13%	$-	-	$-	-	$25,007	0.91%
U.S. Government agency securities	918	3.26%	92,495	2.18%	10,575	2.00%	-	-	103,988	2.17%
Obligations of state and
political subdivisions (1)	5,297	6.45%	24,303	5.77%	29,377	6.55%	11,041	5.77%	70,018	6.15%
Other securities (2)	8,505	3.88%	820	4.15%	79,635	3.73%	274,304	3.57%	363,264	3.61%
Total (1)	$24,821	3.07%	$132,524	2.74%	$119,587	4.27%	$285,345	3.65%	$562,277	3.69%

(1)	Yields are stated on a federal tax equivalent basis at 35%.
(2)	Contractual maturities do not reflect prepayments on mortgage-backed and asset-backed securities. Actual durations are anticipated to be significantly shorter than contractual maturities.

     The projected average life of Bancorp’s investment portfolio decreased from 4.3 years at December 31, 2008 to 3.5 years at December 31, 2009. While the investment portfolio grew rapidly during 2009, the Company elected to maintain a relatively short expected duration in light of the historically low market interest rate environment. Management may consider selling certain securities and realizing gains and/or losses in the Company’s investment portfolio on an on-going basis as part of Bancorp’s overall business strategy. For more information regarding Bancorp’s investment securities, see Note 2 “Investment Securities” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

     FHLB stock is carried at cost which equals its fair value because the shares can only be redeemed with the FHLB at par. The Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages and FHLB advances. Stock redemptions are at the discretion of the FHLB or of the Company, upon prior notice to the FHLB of five years for FHLB B stock or six months for FHLB A stock. The Company analyzed FHLB stock for OTTI and concluded that no impairment exists at December 31, 2009. This conclusion is based on FHLB’s capital ratios in excess of regulatory minimums, strong liquidity position, and healthy net interest income.

Loan Portfolio

     The following table provides the composition of the loan portfolio and the balance of our allowance for loan losses as of the dates shown:

	December 31,
(Dollars in thousands)	2009		2008		2007		2006		2005
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$370,077	21%	$482,405	23%	$504,101	23%	$463,188	24%	$364,604	23%
Real estate construction	99,310	6%	285,149	14%	517,988	24%	365,954	19%	210,828	14%
Real estate mortgage	374,668	22%	393,208	19%	330,803	15%	287,495	15%	242,015	16%
Commercial real estate	862,193	50%	882,092	43%	796,622	37%	804,865	41%	709,176	45%
Installment and other
consumer	18,594	1%	21,942	1%	23,155	1%	26,188	1%	27,831	2%
Total loans	1,724,842	100%	2,064,796	100%	2,172,669	100%	1,947,690	100%	1,554,454	100%

Allowance for loan losses	(38,490)	2.23%	(28,920)	1.40%	(46,917)	2.16%	(23,017)	1.18%	(20,469)	1.32%

Total loans, net	$1,686,352		$2,035,876		$2,125,752		$1,924,673		$1,533,985

     The Company’s loan portfolio was $1.7 billion at December 31, 2009, a decrease of $340.0 million or 17% from December 31, 2008. Total real estate construction loans contracted $185.8 million or 65% in 2009 compared to 2008. Total real estate construction loans represented 6% of the loan portfolio at the end of the 2009, down from 14% at December 31, 2008. At 50% of the loan portfolio, commercial real estate represented the largest component of the portfolio at year end 2009. Interest and fees earned on our loan portfolio is our primary source of revenue, and the decline in loan balances has had a significant negative impact on interest income and loan fees earned.

     The following table presents the maturity distribution and interest rate sensitivity of the Company’s loan portfolio by category at December 31, 2009:

(Dollars in thousands)	Commercial	Real Estate	Real Estate	Real Estate	Installment
	Loans	Construction	Mortgage	Commercial	and other	Total
Maturity distribution:(1)
Due within one year	$190,288	$96,585	$28,067	$51,562	$4,713	$371,215
Due after one through five years	138,447	413	59,144	89,411	5,903	293,318
Due after five years	41,342	2,312	287,457	721,220	7,978	1,060,309
Total	$370,077	$99,310	$374,668	$862,193	$18,594	$1,724,842
Interest rate sensitivity:
Fixed-interest rate loans	$107,016	$36,255	$115,944	$196,574	$10,126	$465,915
Floating or adjustable interest rate loans(2)	263,061	63,055	258,724	665,619	8,468	1,258,927
Total	$370,077	$99,310	$374,668	$862,193	$18,594	$1,724,842

(1)	The table is based on stated maturities, not expected maturities or durations.
(2)	Certain loans contain provisions which place maximum or minimum limits on interest rates or interest rate changes. Adjustable rate loans include all loans whose rates could change prior to maturity

     Loans held for sale at December 31, 2009, were $1.2 million compared to $2.9 million at December 31, 2008. The majority of our loan sales are residential real estate mortgage loans and the guaranteed portion of SBA loans. These loans are generally sold on an individual basis. Residential real estate mortgage loans have been sold without retaining servicing rights or obligations. The guaranteed portions of SBA loans have been sold from time to time, with servicing rights and obligations usually retained.

     At December 31, 2009, Bancorp had $22.8 million in loans classified as troubled debt restructurings of which $11.7 million was on accrual status, with the remaining $11.1 million on nonaccrual status. A total of $16.0 million in trouble debt restructurings were considered impaired at December 31, 2009. Bancorp has no additional commitments to lend on the troubled debt restructurings at December 31, 2009. Troubled debt restructurings were $31.2 million at December 31, 2008, all of which were nonstandard mortgages associated with our two-step loan program. The modifications granted on troubled debt restructurings were due in part to borrower financial difficulty, and generally provide for a temporary modification of loan terms.

     At December 31, 2009, and 2008, we had $3.9 million and $22.9 million, respectively, in outstanding loans to persons serving as directors, senior officers, principal stockholders and their related interests. These loans were made substantially on the same terms, including interest rates, maturities and collateral, as those made to other customers of the Bank. At December 31, 2009, and 2008, the Bank had no banker’s acceptances.

     Below is a discussion of our loan portfolio by category.

     Commercial. The composition of commercial loans as of December 31, 2009 and December 31, 2008 was as follows:

		Percent of		Percent		Percent
(Dollars in thousands)	December 31, 2009	total	December 31, 2008	of total	Change	change
Commercial lines of credit:
Total commitment	$492,394		$664,027		$(171,633)	-26%
Outstanding balance	221,779	60%	295,542	61%	(73,763)	-25%
Utilization %	45.0%		44.5%

Commercial term loans:
Total commitment	$148,298		$186,863		$(38,565)	-21%
Outstanding balance	148,298	40%	186,863	39%	(38,565)	-21%

Total commercial lines and loans:
Total commitment	$640,692		$850,890		$(210,198)	-25%
Outstanding balance	370,077	100%	482,405	100%	(112,328)	-23%

     At December 31, 2009, total commitment for commercial lines and loans was $640.7 million down from $850.9 million as of December 31, 2008. At December 31, 2009, the total balance of commercial loans and lines was $370.1 million or approximately 21% of the Company’s total loan portfolio. The commercial loan balance decreased by $112.3 million or 23% from $482.4 million at year end 2008. Commercial term loans accounted for $148.3 million or 40% of the total outstanding balance while $221.8 million or 60% consisted of commercial lines of credit. Commercial loans are typically intermediate to long-term (two to ten years) secured credit used to finance capital equipment or provide working capital while commercial lines of credit are generally revolving loans typically used to finance short-term or seasonal working capital needs.

     The Company elected to limit new loan originations to customers in certain sectors, including businesses related to the housing industry, and decided to exit certain high risk client relationships. However, in terms of our long term strategy we expect the commercial loan portfolio to be an important contributor to growth in future revenues and the capital raise will support our efforts to strategically pursue opportunities in targeted commercial lending segments.

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

     Real Estate Construction. The composition of our real estate construction portfolio as of December 31, 2009, 2008, and 2007 is presented in the following table:

(Dollars in thousands)	December 31, 2009		December 31, 2008		Change		December 31, 2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial construction	$29,615	30%	$92,615	32%	$(63,000)	-68%	$90,670	17%
Two-step residential construction loans	2,407	2%	53,084	19%	(50,677)	-95%	262,952	51%
Residential construction to builders	44,786	45%	71,296	25%	(26,510)	-37%	80,737	16%
Residential subdivision or site development	22,590	23%	68,485	24%	(45,895)	-67%	84,620	16%
Net deferred fees	(88)	0%	(331)	0%	243	-73%	(991)	0%
Total real estate construction loans	$99,310	100%	$285,149	100%	$(185,839)	-65%	$517,988	100%

     At December 31, 2009, the balance of real estate construction loans was $99.3 million, down $185.8 million or 65% from $285.1 million at December 31, 2008, which in turn was down from $518.0 million at December 31, 2007. Our construction loan portfolio has contracted dramatically as a result of real estate market conditions and our efforts to work through problems caused by our two-step residential construction loan program.

     Real estate construction loans to builders are generally secured by the property underlying the project that is being financed. Construction loans to builders and developers typically have terms from 12 to 24 months and initial loan to value ratios in the range of 60% to 85% based on the estimated value at the time of loan origination of the collateral to be built.

     At December 31, 2009, the Bank was within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines for concentrations in construction relative to the sum of Tier 1 capital and allowance for credit losses.

     Additional detail regarding construction and land loans is provided in the tables below. Land loans are carried in the Bank’s residential mortgage and commercial real estate portfolios, depending on the purpose of the loan, but such loans are included below due to their relationship to construction loans generally.

     The composition of the residential construction and land loan portfolio by purpose of loan is as follows as of the dates shown:

	West Coast Bancorp
	Construction and land loans
(Dollars in thousands)	December 31, 2009		December 31, 2008		September 30, 2009
	Amount	Percent2	Amount	Percent2	Amount	Percent2
Land loans1	$35,396	26%	$46,286	14%	$35,645	19%
Residential construction loans other than two-step loans	67,376	50%	136,024	42%	100,829	54%
Two-step residential construction loans	2,407	2%	53,084	16%	5,128	3%
Commercial construction loans	29,615	22%	92,616	28%	43,991	24%
Total construction and land loans	$134,794	100%	$328,010	100%	$185,593	100%

Components of residential construction and land loans
Land loans1	$14,909	18%	$23,495	11%	$14,783	12%
Site development	22,590	26%	64,728	30%	45,566	38%
Vertical construction	47,193	56%	124,380	59%	60,391	50%
Total residential construction and land loans	$84,692	100%	$212,603	100%	$120,740	100%

Components of commercial construction and land loans:
Land loans1	$20,487	41%	$22,791	20%	$20,862	32%
Site development	607	1%	607	1%	607	1%
Vertical construction	29,008	58%	92,009	79%	43,384	67%
Total commercial construction and land loans	$50,102	100%	$115,407	100%	$64,853	100%

Components of total construction and land loans
Land loans1	$35,396	26%	$46,286	14%	$35,645	19%
Site development	23,197	17%	65,335	20%	46,173	25%
Vertical construction	76,201	57%	216,389	66%	103,775	56%
Total construction and land loans	$134,794	100%	$328,010	100%	$185,593	100%

1	Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios.
2	Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     As shown in the table above, residential construction loans represented over half of total real estate construction and land loans, while the commercial construction and land loan categories accounted for 22% and 26%, respectively. At $35.4 million, land loans represented approximately 2% of the Company’s total loan portfolio at December 31, 2009.

     In terms of the combined construction and land portfolio, $76.2 million or 57% was for vertical construction purposes, with the land component at 26% and site development at 17%. Vertical construction accounted for the majority of the loans within both the residential and commercial categories. At this time, considering the Company’s experience in disposition of homes in its two-step loan and OREO portfolios, we believe the risk and loss exposure associated with residential vertical construction is less than with land and site development loans.

     Real Estate Mortgage. The following table presents the components of our real estate mortgage loan portfolio:

(Dollars in thousands)	December 31, 2009		December 31, 2008		Change		December 31, 2007
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Mortgage	$74,977	20%	$87,628	22%	$(12,651)	-14%	$86,901	26%
Nonstandard mortgage product	20,108	5%	32,597	8%	(12,489)	-38%	7,495	2%
Home equity loans and lines of credit	279,583	75%	272,983	70%	6,600	2%	236,407	72%
Total real estate mortgage	$374,668	100%	$393,208	100%	$(18,540)	-5%	$330,803	100%

     At December 31, 2009, the total real estate mortgage loan balance was $374.7 million or approximately 22% of the Company’s total loan portfolio. This included $20.1 million in our nonstandard mortgage product, a decline from $32.6 million at December 31, 2008 due to few nonstandard mortgage loan originations in 2009, charge-offs, and borrower pay downs. At December 31, 2009, mortgage loans measured $75.0 million or 20% of total real estate mortgage loans, $30.3 million of which were standard residential mortgage loans to homeowners and the remaining $44.7 million associated with commercial interests utilizing residences as collateral. Such commercial interests included $24.0 million related to businesses, $7.1 million related to condominiums, and $10.4 million related to residential land.

     Home equity lines and loans represented 75% or $279.6 million of the real estate mortgage portfolio. The Bank’s home equity lines and loans were almost entirely generated within our market area and were originated through our branches. The home equity portfolio grew steadily over the past few years as a result of focused and on-going marketing efforts. However, originations and balance growth within the portfolio slowed in 2009 as a result of the Bank’s ongoing analysis of market conditions and corresponding adjustments made to our pricing and underwriting standards and reduced customer demand. As shown below, the home equity line utilization percentage averaged approximately 62% for loans originated in 2009, which was generally consistent with loans originated in the prior four years.

(Dollars in thousands)	Year of Origination
							2003 &
	2009	2008	2007	2006	2005	2004	Earlier	Total
Home Equity Lines
Commitments	$33,421	$64,847	$82,188	$84,833	$62,097	$29,200	$57,658	$414,244
Outstanding Balance	20,814	39,926	52,946	52,788	39,055	15,989	28,206	249,724

Utilization at year end	62.3%	61.6%	64.4%	62.2%	62.9%	54.8%	48.9%	60.3%

Home Equity Loans
Outstanding Balance	3,515	8,148	6,563	4,618	1,267	1,079	3,182	28,372

Total Home Equity Outstanding	$24,329	$48,074	$59,509	$57,406	$40,322	$17,068	$31,388	$278,096	(1)

(1)	For the purposes of utilization percentages, the outstanding balance does not include deferred costs and fees of $1.5 million

     As indicated in the table below, the average Beacon score for borrowers in the home equity line and loan portfolios were 763 and 732, respectively at December 31, 2009. To date, the delinquencies and charge-offs have remained relatively modest within these portfolios. The original average loan-to-value ratios of 63% and 62% for the home equity line and loan portfolios, respectively, reflect that the majority of the originations were done at loan-to-value ratios of less than 80%. There were a significant amount of loans and deposits derived from our home equity borrowers at year end 2009, which we believe were a result of our home equity line and loan portfolios being sourced to relationship customers through our branch network.

     The following table presents an overview of home equity lines of credit and loans as of the dates shown:

(Dollars in thousands)	December 31, 2009		December 31, 2008
	Lines	Loans	Lines	Loans
Total Outstanding Balance	$251,062	$28,521	$239,457	$33,526

Average Current Beacon Score	763	732	763	729

Delinquent % 30 Days or Greater	0.21%	0.80%	0.04%	0.22%
% Net Charge-Offs (Recoveries) Year to Date	0.87%	4.40%	0.05%	0.28%

% 1st Lien Position	37%	39%	34%	39%
% 2nd Lien Position	63%	61%	66%	61%

Overall Original Loan-to-Value	63%	62%	65%	64%

Original Loan-to-Value < 80%	77%	68%	75%	66%
Original Loan-to-Value > 80, < 90%	22%	25%	24%	28%
Original Loan-to-Value > 90, < 100%	1%	7%	1%	6%
	100%	100%	100%	100%

Total Related Loans and Deposit Dollars 1	$332,922	$23,163	$367,956	$20,857

1	These amounts represent loans other than home equity and deposit balances associated with our customers who have a home equity line or loan.

     The following table shows home equity lines of credit and loans by metropolitan service areas and indicates a geographic distribution of balances fairly representative of our branch presence in these markets:

(Dollars in thousands)	December 31, 2009		December 31, 2008
		Percent of		Percent of
Region	Amount	total	Amount	total
Portland-Beaverton, Oregon / Vancouver, Washington	$135,647	48.5%	$131,441	48.1%
Salem, Oregon	64,241	23.0%	64,729	23.7%
Oregon non-metropolitan area	27,333	9.8%	25,624	9.4%
Olympia, Washington	18,803	6.7%	17,620	6.5%
Washington non-metropolitan area	15,541	5.6%	15,871	5.8%
Bend, Oregon	5,665	2.0%	5,825	2.1%
Other	12,353	4.4%	11,873	4.4%
Total home equity loan and line portfolio	$279,583	100.0%	$272,983	100.0%

     The majority of our home equity lines and loans are secured by homes in the Portland-Beaverton, Oregon, Vancouver, Washington and Salem, Oregon markets where also most of our branches are located.

     Commercial Real Estate. The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands)	December 31, 2009		December 31, 2008
	Amount	Percent	Amount	Percent
Office Buildings	$193,233	22.4%	$195,033	22.1%
Retail Facilities	114,697	13.3%	118,072	13.4%
Commercial/Agricultural	62,366	7.2%	65,177	7.4%
Medical Offices	61,636	7.1%	59,386	6.7%
Industrial parks and related	55,955	6.5%	58,514	6.6%
Manufacturing Plants	55,216	6.4%	42,102	4.8%
Multi-Family - 5+ Residential	50,498	5.9%	62,111	7.1%
Hotels/Motels	37,829	4.4%	36,478	4.1%
Assisted Living	26,600	3.1%	20,360	2.3%
Land Development and Raw Land	26,594	3.1%	31,582	3.6%
Mini Storage	25,778	3.0%	27,725	3.2%
Food Establishments	18,108	2.1%	18,897	2.1%
Other	133,683	15.5%	146,655	16.6%
Total commercial real estate loans	$862,193	100.0%	$882,092	100.0%

     The commercial real estate portfolio decreased $19.9 million or 2% during 2009. While prepayments of loans were very low in 2009, new commercial real estate loan originations were also lower than in recent years reflecting difficult market conditions and our desire to reduce risk-weighted asset balances prior to the private capital raise in October 2009. Despite lower origination activity, the absence of an active secondary market provided an opportunity to improve pricing and transaction terms during 2009. At year end 2009, office buildings and retail facilities accounted for 36% of the collateral securing the commercial real estate portfolio, similar to that of year end 2008. The Company’s underwriting of commercial real estate loans generally includes loan to value ratios at origination not exceeding 75% and debt service coverage ratios at 120% or better.

     The composition of the commercial real estate loan portfolio by occupancy type is as follows:

	December 31,		December 31,		Change
(Dollars in thousands)	2009		2008			Mix
	Amount	Percent	Amount	Percent	Amount	Percent
Owner occupied	$423,031	49%	$416,817	47%	$6,214	1%
Non-owner occupied	439,162	51%	465,275	53%	(26,113)	-6%
Total commercial real estate loans	$862,193	100%	$882,092	100%	$(19,899)

     The owner occupied commercial real estate segment increased slightly in 2009, while the non-owner occupied segment contracted 6% as we focused on reducing our exposure to this segment. We believe the commercial real estate portfolio to be a relatively mature portfolio with an average loan to value of approximately 51% at the time of origination for the non-owner occupied segment. Due to the weak economic conditions we anticipate the non-owner occupied portion of our commercial real estate portfolio will continue to decline in 2010.

     The following table shows the commercial real estate portfolio by current property location:

(Dollars in thousands)	December 31, 2009
		Number of	Percent of
Region	Amount	loans	total
Portland-Beaverton, Oregon / Vancouver, Washington	$457,231	768	53.0%
Salem, Oregon	153,171	426	17.8%
Oregon non-metropoliton area	65,166	182	7.6%
Seattle-Tacoma-Bellevue, Washington	40,874	48	4.7%
Washington non-metropoliton area	32,825	122	3.8%
Olympia, Washington	27,000	79	3.1%
Bend, Oregon	25,722	28	3.0%
Other	60,204	97	7.0%
Total commercial real estate loans	$862,193	1,750	100.0%

     As shown in the table above, the distribution of our commercial real estate portfolio at year end 2009 reflected our branch distribution presence in our operating markets.

     The following table shows the commercial real estate portfolio by year of stated maturity:

	December 31, 2009
		Number of	Percent of
(Dollars in thousands)	Amount	loans	total
2010	$63,280	100	7.3%
2011	40,323	79	4.7%
2012 and after	758,590	1,571	88.0%
Total commercial real estate loans	$862,193	1,750	100.0%

     At year end 2009, the stated loan maturities in 2010 and 2011 totaled $103.6 million or a relatively modest 12% of the $862.2 million total commercial real estate portfolio.

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

     Our residential construction portfolio, consisting of developers and builders, is a portfolio we consider to have higher risk. The continued downturn in residential real estate has slowed land, lot and home sales within our markets and has resulted in lengthening the marketing period for completed homes and has negatively affected borrower liquidity and collateral values. We also expect the downturn in housing to continue to increase the risk profile of related commercial borrowers, particularly those that are involved in commercial activities that support the supply chain of products and services used by the housing industry. Accordingly, we are monitoring the financial condition of existing borrowers within this commercial loan segment and are selectively managing the level of loan exposure downward. An important component of managing our residential construction portfolio involves stress testing, at both a portfolio and individual borrower level. Our stress test for individual residential construction borrowers focuses on examining project performance relative to cash flow and collateral value under a range of assumptions that include interest rates, absorption, unit sales prices, and capitalization rates. This level of risk monitoring assists the Bank to timely identify potential problem loans and develop action plans on a timely basis, which may include requiring borrowers to replenish interest reserves, decrease construction draws, or transfer the borrowing relationship to our special asset team for closer monitoring.

     Current economic conditions are the most challenging the banking industry has faced in many years, and we expect economic pressures to continue during 2010 and beyond. Consequently, we are tightly focused on monitoring and managing credit risk across all of our loan portfolios. As part of our ongoing lending process, internal risk ratings are assigned to each commercial, commercial real estate and real estate construction loan before the funds are advanced to the customer. Credit risk ratings are based on our assessment of the borrower’s credit worthiness and the quality of our collateral position at the time a particular loan is made. Thereafter, credit risk ratings are evaluated on an ongoing basis focusing on our interpretation of relevant risk factors known to us at the time of each evaluation. Large credit relationships have their credit risk rating reviewed at least annually, and given current economic conditions, risk rating evaluations may occur more frequently. Our relationship managers play a critical element in this process by evaluating the ongoing financial condition of each borrower in their respective portfolio of loans. These activities include, but are not limited to, maintaining open communication channels with borrowers, analyzing periodic financial statements and cash flow projections, tracking financial trends, evaluating collateral, monitoring covenant compliance, and evaluating the financial capacity of guarantors. Collectively, these activities represent an ongoing process that results in an assessment of credit risk associated with each commercial, real estate construction and commercial real estate loan consistent with our internal risk rating guidelines. Our risk rating process is a central component in estimating the required allowance for credit losses, as discussed in the Allowance for Credit Losses section which follows. Credit files are also examined periodically on a sample test basis by our credit review department and internal auditors, as well as by regulatory examiners.

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

Nonperforming Assets and Delinquencies

     Nonperforming assets. The following table presents information with respect to nonperforming assets as of the dates shown:

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Commercial	$36,211	$6,250	$2,401	$385	$625
Real estate construction:
Commercial real estate construction	1,488	2,922	-	-	-
Residential real estate construction	22,373	90,712	22,121	567	-
Total real estate construction	23,861	93,634	22,121	567	-
Real estate mortgage:
Mortgage	11,563	8,283	552	-	-
Nonstandard mortgage	8,752	15,229	-	-	-
Home equity	2,036	1,043	-	-	228
Real estate mortgage	22,351	24,555	552	-	228
Commercial real estate	16,778	3,145	1,353	516	231
Installment and other consumer	144	6	-	-	4
Total loans on nonaccrual status	99,345	127,590	26,427	1,468	1,088
Loans past due 90 days or more but not on
nonaccrual status	-	-	-	-	-
Other real estate owned	53,594	70,110	3,255	-	-
Total nonperforming assets	$152,939	$197,700	$29,682	$1,468	$1,088
Percentage of nonperforming assets to
total assets	5.60%	7.86%	1.12%	0.06%	0.05%

Total assets	$2,733,547	$2,516,140	$2,646,614	$2,465,372	$1,997,138

     Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing interest, and OREO. At December 31, 2009, total nonperforming assets were $152.9 million, or 5.6% of total assets, which was down from $197.7 million, or 7.86% of total assets, at December 31, 2008. The balance of total nonperforming assets reflected write downs totaling over $90 million or 38% from the original loan principal balance. The decline in total nonperforming assets in 2009 was caused by the combination of OREO sales and net charge-offs exceeding the inflow of nonaccrual loans. Total nonaccrual loans declined by $28.2 million to $99.3 million at December 31, 2009, from $127.6 million at year end 2008. Nonaccrual construction loans fell $68.3 million to $22.4 million, which was partly offset by increases in nonaccrual commercial and commercial real estate loans of $29.9 million and $13.7 million, respectively. Nonstandard mortgage loans on nonaccrual status contracted to $8.8 million from $15.2 million a year ago.

     Generally, loans are placed on nonaccrual status and no interest is accrued when factors indicate collection of interest or principal in accordance with the contractual terms is doubtful or when the principal or interest payment becomes 90 days past due. For such loans, previously accrued but uncollected interest is reversed and charged against current earnings and additional income is only recognized to the extent payments are subsequently received and the loan is placed back on accrual status. Interest income foregone on nonaccrual loans was approximately $10.7 million, $13.6 million, and $1.4 million in 2009, 2008, and 2007, respectively.

     During our normal loan review process, a loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral less selling costs if the loan is collateral dependent. Loans that are measured at lower of cost or fair value and certain large groups of smaller balance homogeneous loans collectively measured for impairment, are excluded from impairment measurement. Impaired loans are charged off to the allowance for loan losses when management believes, after considering economic, market, and business conditions, collection efforts, collateral position, and other factors deemed relevant, that the borrower’s financial condition is such that collection of principal and interest is not probable.

     For the years ended December 31, 2009, 2008, and 2007, interest income recognized on impaired loans totaled $526,000, $1,195,000, and $23,000, respectively, all of which was recognized on a cash basis. Interest income on loans is accrued daily on the principal balance outstanding.

     Nonaccrual construction and land loans. The following table shows the components of our nonaccrual construction and land loans as of the dates shown.

	West Coast Bancorp
	Nonaccrual construction and land loans
(Dollars in thousands)	December 31, 2009		December 31, 2008		September 30, 2009
		Percent of		Percent of		Percent of
	Amount	loan category2	Amount	loan category2	Amount	loan category2
Land loans1	$7,716	21.8%	$5,794	12.5%	$9,232	25.9%
Residential construction loans other than two-step loans	19,966	29.6%	36,994	27.2%	37,149	36.8%
Two-step construction loans	2,407	100.0%	49,960	94.1%	5,128	100.0%
Commercial construction loans	1,488	5.0%	2,922	3.2%	2,449	5.6%
Total nonaccrual construction and land loans	$31,577	23.4%	$95,670	29.2%	$53,958	29.1%

Components of nonaccrual residential construction and land loans:
Land loans1	$6,440	43.2%	$5,608	23.9%	$8,236	55.7%
Site development	8,334	36.9%	27,291	42.2%	26,785	58.8%
Vertical construction	14,040	29.8%	59,663	48.0%	15,492	25.7%
Total nonaccrual residential construction and land loans
other than two-step loans	$28,814	34.0%	$92,562	20.0%	$50,513	41.8%

Components of nonaccrual commercial construction and land loans:
Land loans1	1,276	6.2%	186	0.8%	996	4.8%
Site development	-	0.0%	-	0.0%	-	0.0%
Vertical construction	1,487	5.1%	2,922	3.2%	2,449	5.6%
Total nonaccrual commercial construction and land loans	$2,763	5.5%	$3,108	2.7%	$3,445	5.3%

Components of total nonaccrual construction and land loans:
Land loans1	$7,716	21.8%	$5,794	12.5%	$9,232	25.9%
Site development	8,334	35.9%	27,291	41.8%	26,785	58.0%
Vertical construction	15,527	20.4%	62,585	28.9%	17,941	17.3%
Total nonaccrual construction and land loans	$31,577	23.4%	$95,670	29.2%	$53,958	29.1%

1	Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios.
2	Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     As indicated in the above table and reflecting the difficulties in the housing market, $28.8 million of the $31.6 million in total nonaccrual construction and land loan balances portfolio related to the residential category. Total nonaccrual residential construction and land loans declined 69% from $92.6 million at year end 2008 consistent with our overall total residential construction and land loan balances also contracting significantly during 2009. Nonaccrual commercial construction and land loans were $2.8 million or 5.5% of such loans at December 31, 2009.

     OREO. The following table presents activity in the total OREO portfolio for the periods shown:

(Dollars in thousands)	Two-step related OREO activity		Non two-step related OREO		Total OREO related activity
	Amount	Number	Amount	Number	Amount	Number
Full year 2008:
Beginning balance January 1, 2008	$3,255	14	$-	1	$3,255	15
Additions to OREO	75,863	294	11,936	42	87,799	336
Capitalized improvements	1,319		10		1,329
Valuation adjustments	(4,286)		(499)		(4,785)
Disposition of OREO properties	(16,129)	(57)	(1,359)	(6)	(17,488)	(63)
Ending balance Dec. 31, 2008	$60,022	251	$10,088	37	$70,110	288

Quarterly 2009:
Beginning balance January 1, 2009	60,022	251	10,088	37	70,110	288
Additions to OREO	20,635	62	4,614	17	25,249	79
Capitalized improvements	668		14		682
Valuation adjustments	(4,110)		(651)		(4,761)
Disposition of OREO properties	(3,896)	(17)	(195)	(1)	(4,091)	(18)
Ending balance March 31, 2009	$73,319	296	$13,870	53	$87,189	349

Additions to OREO	9,822	33	3,841	15	13,663	48
Capitalized improvements	1,080		76		1,156
Valuation adjustments	(2,320)		(744)		(3,064)
Disposition of OREO properties	(12,269)	(51)	(2,845)	(11)	(15,114)	(62)
Ending balance June 30, 2009	$69,632	278	$14,198	57	$83,830	335

Additions to OREO	2,130	9	8,979	27	11,109	36
Capitalized improvements	869		86		955
Valuation adjustments	(3,347)		(450)		(3,797)
Disposition of OREO properties	(12,728)	(54)	(2,799)	(16)	(15,527)	(70)
Ending balance Sept. 30, 2009	$56,556	233	$20,014	68	$76,570	301

Additions to OREO	2,137	10	22,016	526	24,153	536
Capitalized improvements	2,033		107		2,140
Valuation adjustments	(4,927)		(2,013)		(6,940)
Disposition of OREO properties	(30,137)	(121)	(12,192)	(44)	(42,329)	(165)
Ending balance Dec. 31, 2009	$25,662	122	$27,932	550	$53,594	672

Full year 2009:
Beginning balance January 1, 2009	$60,022	251	$10,088	37	$70,110	288
Additions to OREO	34,724	114	39,450	585	74,174	699
Capitalized improvements	4,650		283		4,933
Valuation adjustments	(14,704)		(3,858)		(18,562)
Disposition of OREO properties	(59,030)	(243)	(18,031)	(72)	(77,061)	(315)
Ending balance Dec. 31, 2009	$25,662	122	$27,932	550	$53,594	672

     OREO is real property that the Bank has taken possession either through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in full or partial satisfaction of a loan or loans. During 2009 the Company sold 315 OREO properties, 243 of which were related to the two-step loan program, with a total book value of $77.1 million. This included a fourth quarter bulk sale of 69 properties with a book value of $18.9 million. The Company recorded a loss of $6.7 million on its bulk OREO sale.

     At December 31, 2009, the Company had 672 OREO properties with a total net book value of $53.6 million. Of these, 122 properties were related to the two-step loan program. The majority of the properties added to OREO during the fourth quarter of 2009 consisted of 405 lots within 9 residential site development projects. These lots contributed to the reduction in the average OREO property book value to $80,000 at December 31, 2009 from $254,000 at September 30, 2009. The projects are primarily located in Seattle, Maple Valley, Vancouver, Washougal, and Puyallup in the state of Washington and in Salem, Oregon. The majority of the OREO properties continued to be acquired through non-judicial foreclosures.

     OREO is recorded at the lower of the carrying amount of the loan or estimated fair value less estimated costs to sell. Management is responsible for estimating the fair market value of OREO and utilizes appraisals and internal judgments in its assessment of fair market value and estimated selling costs. This estimate becomes the property’s book value at the time it is taken into OREO. If the estimate is below the carrying value of the related loan, the amount of the required valuation adjustment is charged to the allowance for loan losses at the time the property is taken into OREO. Management then periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or estimated fair value, net of estimated costs to sell. Any further OREO valuation adjustments or subsequent gains or losses upon final disposition of OREO are charged to other noninterest income.

     Expenses from the acquisition, maintenance and disposition of OREO properties are included in other noninterest expense in the statements of income (loss). It will be critical to our operating results for us to dispose of OREO properties in a timely fashion and at valuations that are consistent with our expectations. We incurred significant charges to noninterest income in 2009 due to valuation adjustments and losses upon final disposition, including $14.5 million in the fourth quarter. Continued decline in market values in our area would lead to additional valuation adjustments, which would have an adverse effect on our results of operation.

     The Bank completed 42 short sales in 2009 for total proceeds of $11.5 million. Short sales occur when we accept an agreement with a loan obligor to sell the Bank's collateral on a loan that produces net proceeds that is less than what is owed. The obligor receives no proceeds; however, the debt is fully extinguished. A short sale is an alternative to foreclosure. The losses on short sales and valuation adjustments on loans prior to taking property into OREO are recorded directly to the allowance for loan losses.

     The following table presents total OREO property sales and short sales for the periods shown.

					Total OREO property sales and
(Dollars in thousands)	Total OREO related activity		Total short sales		short sales
	Amount	Number	Amount	Number	Amount	Number
Full year 2008:
Beginning balance January 1, 2008	$3,255	15
Additions to OREO	87,799	336
Capitalized improvements	1,329
Valuation adjustments	(4,785)
Disposition of OREO properties	(17,488)	(63)	$(11,448)	(40)	$(28,936)	(103)
Ending balance Dec. 31, 2008	$70,110	288

Quarterly 2009:
Beginning balance January 1, 2009	70,110	288
Additions to OREO	25,249	79
Capitalized improvements	682
Valuation adjustments	(4,761)
Disposition of OREO properties	(4,091)	(18)	$(3,450)	(11)	$(7,541)	(29)
Ending balance March 31, 2009	$87,189	349

Additions to OREO	13,663	48
Capitalized improvements	1,156
Valuation adjustments	(3,064)
Disposition of OREO properties	(15,114)	(62)	$(1,686)	(5)	$(16,800)	(67)
Ending balance June 30, 2009	$83,830	335

Additions to OREO	11,109	36
Capitalized improvements	955
Valuation adjustments	(3,797)
Disposition of OREO properties	(15,527)	(70)	$(3,260)	(14)	$(18,787)	(84)
Ending balance Sept. 30, 2009	$76,570	301

Additions to OREO	24,153	536
Capitalized improvements	2,140
Valuation adjustments	(6,940)
Disposition of OREO properties	(42,329)	(165)	$(3,107)	(12)	$(45,436)	(177)
Ending balance Dec. 31, 2009	$53,594	672

Full year 2009:
Beginning balance January 1, 2009	$70,110	288
Additions to OREO	74,174	699
Capitalized improvements	4,933
Valuation adjustments	(18,562)
Disposition of OREO properties	(77,061)	(315)	$(11,503)	(42)	$(88,564)	(357)
Ending balance Dec. 31, 2009	$53,594	672

     The combined balance of the 315 OREO properties sold and loans associated with 42 short sales was $88.6 million in 2009, up from $28.9 million in 2008.

     Delinquencies. Bancorp also monitors delinquencies, defined as balances 30-89 days past due, not in nonaccrual status, as an important indicator for future nonperforming assets. Total delinquencies were 0.49% of total loans at December 31, 2009, up slightly from 0.39% at December 31, 2008. We have seen the largest increase in delinquencies in our commercial real estate portfolio, in which delinquencies have increased from $1.3 million at December 31, 2008 to $4.0 million at December 31, 2009. Delinquencies in commercial and real estate construction loans each declined.

     The following table summarizes total delinquent loan balances by type of loan for the periods shown:

	December 31,
(Dollars in thousands)	2009	% of	2008	% of	2007	% of
	Amount	category	Amount	category	Amount	category
Commercial	$1,151	0.31%	$2,814	0.58%	$6,086	1.21%
Real estate construction	606	0.61%	1,940	0.68%	36,941	7.13%
Real estate mortgage	2,649	0.71%	1,934	0.49%	531	0.16%
Commercial real estate	3,962	0.46%	1,324	0.15%	792	0.10%
Installment and other consumer	59	0.32%	80	0.36%	134	0.58%
Total loans 30-89 days past due,
not in nonaccrual status	$8,427		$8,092		$44,484

Delinquent loans to total loans	0.49%		0.39%		2.05%

Allowance for Credit Losses and Net Loan Charge-offs

     Allowance for Credit Losses. An allowance for credit losses has been established based on management’s best estimate, as of the balance sheet date, of probable losses inherent in the loan portfolio. The actual losses may vary significantly from the estimated amounts. For more information regarding the Company’s allowance for credit losses, see the discussion under the subheading “Allowance for Credit Losses” in the section “Critical Accounting Policies” included in Item 7 of this report. The allowance for credit losses is comprised of two components: the allowance for loan losses, which is the sum of the specific, formula and unallocated allowance relating to loans in the loan portfolio, and the reserve for unfunded commitments. Our methodology for determining the allowance for credit losses consists of several key elements, which include:
  Specific Allowances. A specific allowance is established when management has identified unique or particular risks that were related to a specific loan that demonstrated risk characteristics consistent with impairment. Specific allowances may be established when management can estimate the amount of an impairment of a loan, typically on a non real estate collateralized loan or to address the unique risks associated with a group of loans or particular type of credit exposure. The Company does not establish specific allowances on real estate collateralized loans as impairment on these loans is charged off to the allowance for credit losses when impairment is established.
  Formula Allowance. The formula allowance is calculated by applying loss factors to individual loans based on the assignment of risk ratings, or through the assignment of loss factors to homogenous pools of loans. Changes in risk grades of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and such other data as management believes to be pertinent, and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.
  Unallocated Allowance. The unallocated loan loss allowance represents an amount for imprecision or uncertainty that is inherent in estimates used to determine the allowance. In determining whether to carry an unallocated allowance and, if so, the amount of the allowance, management considers a variety of subjective factors, including regional economic and business conditions that impact important segments of our portfolio, loan growth rates, the depth and skill of lending staff, the interest rate environment, and the results of bank regulatory examinations and findings of our internal credit examiners. Currently, we have an unallocated allowance for loan losses that is the result of our judgment about risks inherent in the loan portfolio due to economic uncertainties, as well as our evaluation of historical loss experience relative to current trends, and other subjective factors. The current level of unallocated reserves is high by historical standards; however, the Company believes higher levels of unallocated reserves are appropriate given downward pressure on real estate values and higher levels of uncertainty associated with strained economic conditions.
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
     At December 31, 2009, the allowance for credit losses was $39.4 million or 2.29% of total loans, consisting of a $33.4 million formula allowance, a $5.0 million unallocated allowance and a $1.0 million reserve for unfunded commitments. At December 31, 2008, the allowance for credit losses was $29.9 million or 1.45% of total loans, consisting of a $27.0 million formula allowance, a $1.9 million unallocated allowance and a $1.0 million reserve for unfunded commitments. There were no specific allowances for impaired loans at either year end 2009 or 2008. During 2009 our provision for credit losses exceeded net charge-offs, increasing the allowance for credit losses by $9.5 million. Contributing factors included negative risk rating migration within the loan portfolio and the establishment of a reserve allocation for the home equity line of credit portfolio.

     At December 31, 2009, and 2008, Bancorp’s recorded investment in loans that were considered to be impaired was $98.8 million and $161.9 million, respectively. The average balance of impaired loans for the years ended December 31, 2009, 2008, and 2007 was $134.3 million, $128.6 million and $15.5 million, respectively.

     Overall, we believe that the allowance for credit losses is adequate to absorb losses in the loan portfolio at December 31, 2009. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, subjective and complex judgments as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may later need to significantly adjust the allowance for credit losses considering factors in existence at such time, including economic, market, or business conditions and the results of ongoing internal and external examination processes.

     Changes in the total allowance for credit losses for full years ended December 31, 2009 through December 31, 2005, are presented in the following table:

	December 31,
(Dollars in thousands)	2009	2008	2007	2006	2005
Loans outstanding at end of period	$1,724,842	$2,064,796	$2,172,669	$1,947,690	$1,554,454
Average loans outstanding during the period	$1,914,975	$2,146,870	$2,094,977	$1,745,777	$1,479,933

Allowance for credit losses, beginning of period	$29,934	$54,903	$23,017	$20,469	$18,971
Allowance for loan losses, from acquisition	-	-	-	887	-
Loans charged off:
Commercial	(22,411)	(6,464)	(3,798)	(831)	(634)
Commercial real estate construction	(325)	(1,422)	-	-	(1)
Residential real estate construction	(28,287)	(10,105)	-	-	-
Two-step residential construction	(6,963)	(42,483)	(2,540)	-	-
Total real estate construction	(35,575)	(54,010)	(2,540)	-	(1)
Mortgage	(10,022)	(1,811)	-	-	-
Nonstandard mortgage	(3,666)	(3,036)	-	-	-
Home equity	(3,394)	(249)	(71)	(48)	(32)
Total real estate mortgage	(17,082)	(5,096)	(71)	(48)	(32)
Commercial real estate	(5,383)	(826)	-	-	-
Installment and consumer	(840)	(531)	(254)	(130)	(507)
Overdraft	(1,054)	(1,328)	(1,050)	(912)	(450)
Total loans charged off	(82,345)	(68,255)	(7,713)	(1,921)	(1,624)
Recoveries:
Commercial	1,005	203	269	501	478
Commercial real estate construction	-	-	-	-	-
Residential real estate construction	44	-	-	-	-
Two-step residential construction	241	2,339	7	-	-
Total real estate construction	285	2,339	7	-	-
Mortgage	11	-	-	-	41
Nonstandard mortgage	1	38	-	-	-
Home equity	35	32	33	36	46
Total real estate mortgage	47	70	33	36	87
Commercial real estate	151	-	2	4	21
Installment and consumer	65	78	112	75	279
Overdraft	219	229	220	233	82
Total recoveries	1,772	2,919	643	849	947
Net loans charged off	(80,573)	(65,336)	(7,070)	(1,072)	(677)
Provision for credit losses loans other than two-step loans	83,756	30,867	7,976	2,733	2,175
Provision for credit losses two-step loans	6,301	9,500	30,980	-	-
Total provision for credit losses	90,057	40,367	38,956	2,733	2,175
Allowance for credit losses, end of period	$39,418	$29,934	$54,903	$23,017	$20,469

Components of allowance for credit losses
Allowance for loan losses	$38,490	$28,920	$46,917	$23,017	$20,469
Reserve for unfunded commitments	928	1,014	7,986	-	-
Total allowance for credit losses	$39,418	$29,934	$54,903	$23,017	$20,469

Ratio of net loans charged off to average
loans outstanding	4.21%	3.04%	0.34%	0.06%	0.05%
Ratio of allowance for loan losses to end of
period loans	2.23%	1.40%	2.16%	1.18%	1.32%
Ratio of allowance for credit losses to end of
period loans	2.29%	1.45%	2.53%	1.18%	1.32%

     At December 31, 2009, our allowance for loan losses was $38.5 million, or 2.23% of total loans, compared to $28.9 million or 1.40% of total loans at December 31, 2008.

     Net Loan Charge-offs. During 2009, total net loan charge-offs were $80.6 million compared to $65.3 million in 2008. Net loan charge-offs in 2007 were $7.1 million. Net loan charge-offs reflect the realization of net losses in the loan portfolio that were recognized previously through the provision for credit losses. The total net loan charge-off to total average loans outstanding was 4.21% for the year ended 2009, up from 3.04% in 2008 and .34% in 2007. The total net loan charge-off percentage increased significantly in 2009 with loan losses primarily concentrated within the commercial, residential real estate construction loans outside the two-step loan program, and the mortgage portfolios partly offset by a reduction in net charge-offs associated with two-step residential construction loans.

Deposits and Borrowings

     We predominantly use customer deposits and FHLB borrowings to fund earning assets. The composition of our funding mix has and will continue to depend on our funding needs, customer demand for deposit products (which may be influenced by the availability of FDIC insurance), interest rate risk position, funding costs of the various alternatives, the level and shape of the yield curve, collateral requirements for some borrowings, the relative cost and availability of other funding sources including government lending or investment programs, and on credit market conditions. Borrowings may be used to manage short-term and long-term funding needs when they are less expensive than deposits, or when necessary to adjust our interest rate risk position.

     The following table summarizes the average amount of, and the average rate paid on, each of the deposit and borrowing categories for the periods shown:

	2009			2008			2007
		Percent	Rate		Percent	Rate		Percent	Rate
(Dollars in thousands)	Average Balance	of total	Paid	Average Balance	of total	Paid	Average Balance	of total	Paid
Demand deposits	$499,283	23.9%	-	$470,601	23.0%	-	$479,310	23.3%	-
Interest bearing demand	298,002	14.2%	0.26%	279,227	13.6%	0.70%	278,734	13.6%	1.23%
Savings	89,903	4.3%	0.79%	71,542	3.5%	0.81%	72,787	3.6%	0.78%
Money market	617,881	29.5%	1.33%	658,360	32.2%	2.22%	665,037	32.5%	3.75%
Time deposits	587,299	28.1%	2.51%	566,195	27.7%	3.60%	554,263	27.0%	4.70%
Total deposits	2,092,368	100%	1.17%	2,045,925	100%	1.84%	2,050,131	100%	2.68%

Short-term borrowings	44,220		1.82%	149,016		2.89%	136,731		5.16%
Long-term borrowings 1	259,865		3.15%	151,743		4.50%	113,748		5.61%
Total borrowings	304,085		2.95%	300,759		3.71%	250,479		5.36%

Total deposits and borrowings	$2,396,453		1.76%	$2,346,684		2.60%	$2,300,610		3.76%

1	Long-term borrowings include junior subordinated debentures.

     Average total deposits in 2009 increased 2.3% or $46.4 million from 2008. Our deposit mix shifted slightly towards demand and savings categories from 2008. Average money market deposits declined in 2009, which we believe was caused in part by the historically low market interest rates. Average noninterest bearing demand category represented 23.9% of total deposits, up slightly from the prior year. The 2009 average rate paid on deposits declined .67% from 2008 primarily due to lower market interest rates. Looking forward, we intend to price our deposit products competitively in connection with our efforts to maintain and grow our strong relationship deposit base. Our marketing efforts are primarily focused on long-term growth in business and consumer relationships with deposit accounts and balances in lower cost categories such as demand deposits, interest bearing demand, savings and money market accounts. Whether we will be successful maintaining and growing our low cost deposit base will depend on various factors, including deposit pricing, client behavior, the effects of the expected expiration of the TAG Program on June 30, 2010, and our success in competing for deposits in uncertain economic and market conditions.

     The time deposits category includes certificates of deposit originated at our branches, deposits obtained from internet listing services, and brokered deposits, which include both wholesale brokered deposits and deposits arising out of the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”) network that are treated as brokered deposits for regulatory purposes. The CDARS network uses a deposit matching program to match CDARS deposits in other participating banks, dollar for dollar, enabling participating institutions to make additional FDIC coverage available to customers. The CDARS program accommodates both "reciprocal" and "one-way" deposits. A reciprocal CDARS deposit is an exchange of a like deposit amount between institutions (which amount is recorded on the balance sheet of the participating institutions) and a one-way CDARS deposit is a deposit that is either acquired or sold by the participating institutions. An acquired one-way deposit is then recorded on the balance sheet of the acquiring institution and removed from that of the seller.

     At December 31, 2009, brokered deposits totaled $72.4 million or 3% of period end deposits, of which $19.8 million were reciprocal CDARS deposits and $52.6 million were wholesale brokered deposits compared to $71.0 million in total brokered deposits at December 31, 2008, all of which were CDARS deposits. CDARS deposits declined $51.2 million during 2009. Under the Consent Order, the Bank may not accept, renew, or rollover brokered deposits without regulatory approval and is subject to limitations on the rates it can pay on deposits. The Bank believes that the adverse effect of the expiration of the TAG Program on its deposit balances will be more severe if it is unable to offer the CDARS program to customers. Time deposits obtained via internet listing services totaled $37.0 million at December 31, 2009. As of December 31, 2009, time deposits are presented below at the earlier of the next repricing date or maturity:

	Time Deposits
(Dollars in thousands)	of $100,000 or More		Other Time Deposits		Total Time Deposits
	Amount	Percent	Amount	Percent	Amount	Percent
Reprice/mature in 3 months or less	$41,775	19.8%	$41,076	13.1%	$82,851	15.8%
Reprice/mature after 3 months through 6 months	74,697	35.4%	93,357	29.8%	168,054	32.0%
Reprice/mature after 6 months through one year	48,367	22.9%	84,832	27.1%	133,199	25.4%
Reprice/mature after one year through five years	46,234	21.9%	94,187	30.0%	140,421	26.8%
Reprice/mature after five years	-	0.0%	-	0.0%	-	0.0%
Total	$211,073	100.0%	$313,452	100.0%	$524,525	100.0%

     Approximately 73% of our time deposits will mature and reprice in the next 12 months. Historically time deposits generally have been retained and/or expanded with increases in rates paid, which increase our funding cost. The level of time deposits in the future depends on customer preferences for time deposits, the level of FDIC insurance available for time deposits, our need for deposit funding volume, customer perceptions of the Bank, as well as the pricing required to retain and attract time deposits relative to other funding alternatives including borrowings from the FHLB.

	December 31,		December 31,
(Dollars in thousands)	2009		2008
Time deposits less than $100,000	$313,452	60%	$294,285	50%
Time deposits $100,000 to $250,000	162,886	31%	130,107	22%
Time deposits greater than $250,000	48,187	9%	159,901	28%
Total Time Deposits	$524,525	100%	$584,293	100%

     As shown above, time deposits of $100,000 or more represented about 40% of total time deposits at year end 2009, down from 50% at December 31, 2008. This was caused primarily by the significant reduction in time deposits greater than $250,000 as we reduced the amount of uninsured public time deposits due to increased pledging requirements for such deposits. Time deposits less than $250,000 increased during 2009 due to FDIC coverage in the $100,000 to $250,000 segment during the full year, and the addition of wholesale brokered deposits and deposits from internet listing services within this category.

     Deposit growth remains a key strategic focus for us and our ability to achieve deposit growth, particularly growth in core deposits, is subject to many risk factors including the effects of competitive pricing pressure, changing customer deposit behavior, regulatory changes, the expiration of the TAG Program, consumer’s evaluation of bank stability and increasing or decreasing interest rate environments. Adverse developments with respect to any of these risk factors could limit our ability to attract and retain deposits. We may consider taking wholesale brokered deposits and CDARS deposits in the future if management determines that is appropriate to maintain or grow our deposit funding base in such manner and if allowed by our regulators under the terms of the Consent Order.

     As of December 31, 2009, long-term and short-term borrowings through FHLB had the following terms remaining to their contractual maturities:

(Dollars in thousands)	Due in three	Three months	Due after one year	Due after
	months or less	through one year	through five years	five years	Total
Short-term borrowings	$-	$12,600	$-	$-	$12,600
Long-term borrowings 1	-	-	250,699	-	250,699
Total borrowings	$-	$12,600	$250,699	$-	$263,299

1	Based on contractual maturities; actual terms may vary based on call dates.

     Average total borrowings in 2009 remained substantially unchanged from 2008 but we extended the maturities of our FHLB borrowings during 2009 to reduce the interest rate sensitivity on such borrowings. Our combined deposit and borrowing cost decreased .84% from 2008, primarily reflecting the decline in short-term market interest rates from prior periods.

     At December 31, 2009, six wholly-owned subsidiary grantor trusts established by Bancorp had issued and sold $51.0 million of trust preferred securities that remain outstanding. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture. The trusts used all of the net proceeds from each sale of trust preferred securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures and may be subject to earlier redemption as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table is a summary of outstanding trust preferred securities at December 31, 2009:

(Dollars in thousands)
		Preferred security	Rate type		Rate at		Next possible
Issuance Trust	Issuance date	amount	1	Initial rate	12/31/09	Maturity date	redemption date 2
West Coast Statutory Trust III	September 2003	$7,500	Variable	6.75%	3.20%	September 2033	Currently redeemable
West Coast Statutory Trust IV	March 2004	$6,000	Variable	5.88%	3.04%	March 2034	Currently redeemable
West Coast Statutory Trust V	April 2006	$15,000	Variable	6.79%	1.68%	June 2036	June 2011
West Coast Statutory Trust VI	December 2006	$5,000	Variable	7.04%	1.93%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	$12,500	Variable	6.90%	1.80%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	$5,000	Variable	6.74%	1.63%	June 2037	June 2012
	Total	$51,000		Weighted rate	2.12%

1	The variable rate preferred securities reprice quarterly.
2	Securities are redeemable at the option of Bancorp following these dates.

     The interest rates on all issued trust preferred securities reset quarterly and are tied to the London Interbank Offered Rate (“LIBOR”) rate. There were no purchases, redemptions or maturities of trust preferred securities in 2009. However, during 2009, the Company exercised its right to defer regularly scheduled interest payments on outstanding junior subordinated debentures related to its trust preferred securities. The Company continues to accrue interest expense on these junior subordinated debentures and may not pay dividends on its capital stock until all accrued but unpaid interest has been paid in full. The average balance of junior subordinated debentures in 2009 was $51.0 million, unchanged from 2008.

Capital Resources

     The Federal Reserve and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. For more information on this topic, see the discussion under the subheading “Capital Adequacy Requirements” in the section “Supervision and Regulation” included in Item 1 of this report. The following table summarizes the capital measures of Bancorp and the Bank at December 31, 2009:

					Bank-level
	West Coast Bancorp		West Coast Bank		Guideline requirements
	December 31,		December 31,		Adequately	Well
	2009	2008	2009	2008	Capitalized	Capitalized
Tier 1 risk-based capital ratio	7.17%	9.96%	14.11%	9.66%	4.00%	6.00%
Total risk-based capital ratio	9.13%	11.21%	15.37%	10.91%	8.00%	10.00%
Leverage ratio	5.37%	9.46%	10.57%	9.17%	4.00%	5.00%

     The Bank’s year end 2009 regulatory capital ratios improved significantly from December 31, 2008 as a result of Bancorp’s $134.2 million capital contribution to the Bank following the October 2009 private capital raise. The total capital ratio at the Bank improved to 15.37% at December 31, 2009, from 10.91% at December 31, 2008, while the Bank’s Tier 1 capital ratio increased from 9.66% to 14.11% over the same period. As of December 31, 2009, the Bank met the capital level requirements of well capitalized banks, which include a minimum total risk-based capital ratio of 10%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum leverage ratio of 5%. However, the Bank is not "well capitalized" for many regulatory purposes as long as the Consent Order is in effect.

     The Consent Order requires that no later than December 31, 2009, and during the life of the Consent Order, the Bank shall maintain: (a) a Tier 1 capital to total assets leverage ratio (“Leverage ratio”) at least equal to or greater than 10%; and (b) a ratio of qualifying total capital to risk-weighted assets (“Total risk-based capital ratio”) at least equal to or greater than 12%. As of December 31, 2009, the Bank satisfied both of the capital measures required under the Consent Order. For more information on this topic, see the discussion under the subheading “Current Enforcement Actions” in the section “Supervision and Regulation” included in Item 1 of this report.

     Bancorp’s stockholders’ equity was $249.1 million at December 31, 2009, up from $198.2 million at December 31, 2008. The increase in shareholders’ equity during 2009 was due to the fact that amounts raised in the October private capital raise exceeded the operating losses during 2009.

     At December 31, 2009, Bancorp did not meet both capital level requirements of a well capitalized bank holding company, which include on a consolidated basis a minimum total risk-based capital ratio of 10% and a minimum Tier 1 risk-based capital ratio of 6%. Bancorp exceeded the Federal Reserve's applicable minimum leverage ratio of Tier 1 capital to total assets of at least 4%.

     The January 20, 2010 shareholder votes in favor of proposals to increase the number of authorized common shares and approve the conversion of preferred shares issued in the October 2009 capital raise to common shares will result in significant improvements to Bancorp’s regulatory capital ratios as the capital raised by Bancorp will now qualify as Tier 1 capital at the holding company level for regulatory purposes. As shown in the table below, at December 31, 2009, on a proforma basis, Bancorp met the capital level requirements of a well capitalized bank holding company. However, even on a proforma basis, Bancorp is not "well capitalized" for many regulatory purposes as long as the Written Agreement is in effect.

     The following table shows Bancorp’s actual and proforma year end capital ratios and book value per common share as of December 31, 2009. Proforma information is presented as if shareholder approvals had been attained as of that date:

	Actual	Proforma
	West Coast Bancorp	West Coast Bancorp
	December 31, 2009	December 31, 2009 1	Increase (decrease)
Tier 1 risk-based capital ratio	7.17%	14.68%		7.51
Total risk-based capital ratio	9.13%	15.93%		6.80
Leverage ratio	5.37%	10.97%		5.60

Book value per common share 2	$7.02	$2.62	-$	4.40

1	Proforma risk-based capital ratios for West Coast Bancorp are reported as if shareholder approvals had been obtained as of December 31, 2009 and outstanding shares of the Series A Preferred Stock had been converted into common stock as of that date. Following the approvals and conversion, the Series B Preferred Stock that remains outstanding will also qualify as Tier 1 capital and amounts invested in the Series B Preferred Shares are therefore included in the proforma figures.
2	Proforma book value per common share has been reported as if shareholder approvals had been obtained as of December 31, 2009, and the Series A Preferred Stock had been converted into 71.4 million shares of Common Stock. Proforma book value per share does not include shares of Common Stock issuable upon conversion of the Series B Preferred stock that is not converted immediately.

     The total risk based capital ratios of Bancorp include $51 million of junior subordinated debentures of which $27 million qualified as Tier 1 capital at December 31, 2009, under guidance issued by the Board of Governors of the Federal Reserve System. Bancorp expects to continue to rely on common equity and junior subordinated debentures to remain well capitalized, although it does not expect to issue additional junior subordinated debentures in the near term due to current market conditions.

     The Company closely monitors and manages its capital position. During 2009, the Company suspended its quarterly cash dividend which, under the Consent Order and Written Agreement, cannot be reinstated without regulatory consent. In addition, the Company exercised its right to defer payment of interest on its outstanding debentures issued in connection with its trust preferred securities. As a result, the Company did not pay dividends or make payments on its trust preferred debentures in the third and fourth quarters of 2009. The Company took other significant steps to preserve capital and reduce risk based assets throughout 2009, such as slowing new loan originations and reducing existing commitments selectively. Most significantly, the Company completed the private capital raise in October 2009, with net proceeds to the Company of $139.2 million. From the net amounts raised, $5.0 million was retained by Bancorp and $134.2 million was contributed to the Bank as a capital contribution.

     In addition, subsequent to year-end, Bancorp conducted a rights offering to common shareholders of up to 5.0 million shares of Common Stock at a price of $2.00 per share. The rights offering expired on March 1, 2010, and was oversubscribed. As a result, the Company expects to raise $10.0 million in gross proceeds in the rights offering and issue 5.0 million shares of Common Stock. For additional information regarding the rights offering, see Note 26 “Subsequent Events” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

     Capital raised in the October 2009 private capital raise and in the March 2010 rights offering significantly improved the Company's capital position. Nonetheless, the Company will continue to closely monitor its capital levels and may continue to preserve capital by limiting new loan commitments, participating out additional loans, monitoring its levels of risk weighted assets and taking other steps. The degree to which and the duration of time during which the Company may take steps to preserve and increase its capital will depend on various factors including general economic and real estate market conditions in the Company's service areas, regulatory considerations, the level of consumer confidence in the Bank and the banking sector generally, and the Company’s ability to manage and limit the adverse effects of losses on existing loans, including within its commercial real estate portfolio.

     Bancorp may take steps to raise additional capital in the future. To do so, Bancorp may offer and issue equity, hybrid equity or debt instruments, including convertible preferred stock or subordinated debt. Any equity or debt financing, if available at all, may be dilutive to existing shareholders or include covenants or other restrictions that limit the Company’s activities.

Liquidity and Sources of Funds

     The Bank’s primary sources of funds include customer deposits, advances from the FHLB, maturities of investment securities, sales of “Available for Sale” securities, loan and OREO sales, loan repayments, net income, if any, loans taken out at the Federal Reserve discount window, and the use of Federal Funds markets. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows, loan and OREO sales and unscheduled loan prepayments are not. Deposit inflows, loan and OREO sales and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, market and general economic factors. In addition, changes in government programs, such as the expected discontinuance of the FDIC’s TAG Program in June 2010, may also influence deposit behaviors.

     Deposits are the primary source of new funds. Total deposits were $2.1 billion at December 31, 2009, up from $2.0 billion at December 31, 2008. Over the past 12 months our loan to deposit ratio declined from 102% to 80% at December 31, 2009. This was a result of loans declining $340 million and deposits increasing $123 million. Lower loan balances combined with higher deposit balances and borrowings allowed us to increase our investment securities portfolio and interest bearing cash balances. The Bank increased liquid assets primarily in an effort to enhance its balance sheet liquidity position in the uncertain economic environment, as well as to satisfy increasing pledging requirements and the shared liability structure for uninsured public funds in Oregon and Washington.

     The Consent Order requires that the Bank maintain a primary liquidity ratio in excess of 15% and net non-core funding dependency ratio below 25%. At December 31, 2009, these two ratios measured 38% and 10% respectively, illustrating that we presently have a substantial liquidity cushion. The primary liquidity ratio is equal to the sum of net cash, short-term and marketable assets divided by the sum of net deposits and short-term liabilities. The net non-core funding dependency ratio is non-core liabilities less short-term investments divided by long-term assets.

     At December 31, 2009, the Bank had outstanding borrowings of $263 million against its $478 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The Bank also had a Federal Funds line of credit agreement with a correspondent financial institution of $5 million at December 31, 2009. The use of such Federal Funds line is subject to certain conditions. Additionally, at December 31, 2009, the Bank had an available discount window credit line with the Federal Reserve of approximately $40 million with no balance outstanding. As with the other lines, each advance under the credit arrangement with the Federal Reserve is subject to prior Federal Reserve consent. For more information regarding the Company’s outstanding borrowings, see Note 9 “Borrowings” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

     The holding company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the holding company’s liquidity, which is required to pay interest on Bancorp’s junior subordinated debentures, any shareholder cash dividends and other expenses, comes from dividends declared and paid by the Bank. In addition, the holding company may receive cash from the exercise of options and the issuance of equity securities. The holding company retained $5.0 million from the $139.2 million net proceeds in the private capital raise. The remaining $134.2 million was contributed to the Bank. Under the Consent Order, the Bank may not pay dividends to the holding company without prior regulatory approval. At December 31, 2009, the holding company did not have any borrowing arrangements of its own.

     Management expects to continue relying on customer deposits, cash flow from investment securities, and sales of “Available for Sale” securities, as its most important sources of liquidity. In addition, the Bank may obtain additional liquidity from loan and OREO sales, loan repayments, internet deposit listing services, net income, federal funds markets, the Federal Reserve discount window and other borrowings. Although deposit balances at times have shown historical growth, such balances may be influenced by changes in the financial services industry, regulatory changes, including in 2010 the effects of the expiration of unlimited deposit insurance on certain accounts under the TAG Program, interest rates available on other investments, changes in consumer confidence in depository institutions or the Bank specifically, general economic conditions, competition, customer management of cash resources and other factors. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities, duration, or repricing intervals of assets. The sources of such funds may include, but are not limited to, Federal Funds purchased, reverse repurchase agreements and borrowings from the FHLB.

     For more information on this topic, see the discussion under the section “Risk Factors” included in Item 1A of this report.

Off Balance Sheet Arrangements

     At December 31, 2009, the Bank had commitments to extend credit of $564 million, which was down 21% compared to $710 million at December 31, 2008. For additional information regarding off balance sheet arrangements and future financial commitments, see Note 21 “Financial Instruments with Off Balance Sheet Risk” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report. We are party to many contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit.

     The table below presents certain future financial obligations including payments required under retirement plans which are included in “Other long-term liabilities” below:

	Payments due within time period at December 31, 2009
(Dollars in thousands)				Due After Five
	0-12 Months	1-3 Years	4-5 Years	Years	Total
Operating leases 1	$3,936	$7,628	$6,649	$7,958	$26,171
Junior subordinated debentures 2 3	1,731	2,158	2,158	73,385	79,432
Long-term borrowings 3	7,530	147,776	116,695	-	272,001
Other long-term liabilities	185	341	334	835	1,695
Total	$13,382	$157,903	$125,836	$82,178	$379,299

1	Operating leases do not include increases in common area charges.
2	Junior subordinated debenture obligations reflect contractual maturities which are 30 years from origination and do not reflect possible call dates.
3	Long-term borrowings and junior subordinated debenture obligations reflect interest payment obligations based on December 31, 2009 contractual interest rates.

Critical Accounting Policies

     We have identified our accounting policies related to our calculation of the allowance for credit losses, valuation of other real estate owned (“OREO”), and estimates relating to income taxes as policies that are most critical to an understanding of our financial condition and operating results. Application of these policies and calculation of these amounts involve difficult, subjective, and complex judgments, and often involve estimates about matters that are inherently uncertain. These policies are discussed in greater detail below, as well as in Note 1 “Summary of Significant Accounting Policies” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” Item 8 of this report.

     Allowance for Credit Losses. Our methodology for establishing the allowance for credit losses incorporates a variety of risk considerations, both quantitative and qualitative, that management believes are appropriate at each reporting date. Quantitative factors include our historical loss experience, delinquency and charge-off trends, estimates of, and changes in, collateral values, changes in risk ratings on loans and other factors. Qualitative factors include management’s evaluation of the general economic environment in our markets and, in particular, the state of the real estate market and specific relevant industries. Other qualitative factors that are considered in our methodology include management’s evaluation of particular loan structures, the size and complexity of individual loans, the lending officer’s background and experience levels, the extent and nature of waivers of existing loan policies, and the pace of loan growth within particular loan portfolios. New products and expansion into new geographic regions can increase the uncertainties in management’s evaluation of the factors that are part of establishment of an allowance for credit losses that is believed to be adequate. Changes in any of the above factors could have a significant effect on the calculation of the allowance for credit losses in any given period. This discussion should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this report, and the section “Allowance for Credit Losses and Net Loan Charge-offs” in this Item 7 of this report.

     Valuation of OREO. The Bank takes possession of OREO as part of its lending business, as real estate serves as collateral for many of the Bank’s loans. OREO is initially recorded in our financial statements at the lower of the carrying amount of the loan or fair value of the property less the estimated costs to sell the property. Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. If there is a difference between management’s assessment of fair value less estimated cost to sell and the carrying value of the loan at the date a particular property is transferred into OREO, the difference is charged to the allowance for credit losses. Thereafter, management periodically assesses its estimate of fair value, often by means of new appraisals. Any resulting decreases in the estimated fair value of OREO are considered valuation adjustments and trigger a corresponding charge to the line item “Other real estate owned sales and valuation adjustments and (loss) gain on sales” within total noninterest income of the consolidated statements of income (loss). At December 31, 2009, the Bank had $53.6 million of OREO.

     Income taxes. We are subject to the income tax laws of the United States and primarily the state of Oregon. We account for income taxes using the asset and liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes.” Our income tax benefit or expense is estimated and reported in the Consolidated Statements of Income (Loss) and includes both current and deferred tax expense or benefits and reflects taxes to be paid or refunded for the current period. Current taxes receivable represent the Company’s expected federal refund and are reported in other assets on the Consolidated Balance Sheets.

     We determine our deferred income taxes using the balance sheet method, under which the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense or benefit is recorded based on changes in deferred tax assets and liabilities between periods. The Company records net deferred tax assets to the extent these assets will more likely than not be realized. In making the determination whether a deferred tax asset is more likely than not to be realized, management seeks to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. Based on its evaluation of the Company’s deferred tax assets as of December 31, 2009, management determined that it was appropriate to record a deferred tax asset valuation allowance of $21.0 million in the fourth quarter to reduce the deferred tax asset to reflect only that portion that more likely than not will be realized. This amount was determined to be $3.2 million as of that date.

     In reaching the determination to record the deferred tax asset valuation allowance, management evaluated all available evidence but felt that a significant piece of objective evidence was the Company’s cumulative loss over the three year period ended December 31, 2009. This objective evidence limited management's ability to consider other subjective evidence, including any subjective expectation of a return to profitability in the future. Going forward, management will review the deferred tax asset on a quarterly basis. In the event management later determines that the Company is more likely than not to be able to realize the tax benefits of its cumulative losses in recent years, all or part of the deferred tax asset valuation allowance may be reversed.

     The income tax laws of the jurisdictions in which we operate are complex and subject to different interpretations. In establishing a provision for income tax expense or benefit, we make judgments and interpretations about the application of these complex tax laws. Our interpretations are subject to change and may be subject to external review during examination by taxing authorities. Disputes may arise over our tax positions. See Note 17 “Income Taxes” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     Interest rate, credit and operations risks are the most significant market risks impacting our performance. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities. We rely on loan reviews, prudent loan underwriting standards and an adequate allowance for credit losses to attempt to mitigate credit risk. Interest rate risk is reviewed at least quarterly by the Asset Liability Management Committee (“ALCO”) which includes senior management representatives. The ALCO manages our balance sheet to maintain net interest income and present value of equity within acceptable ranges.

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

     The following tables show the approximate percentage changes in forecasted net interest income over a 12-month period and in the present value of equity under several rate scenarios. For the net interest income analysis, three rate scenarios provided by IHS Global Insight, an independent economic service, are compared to a stable (unchanged from December 31, 2009) rate scenario:

	Actual rates	Base Case	Falling Rates	Rising Rates
	December 31, 2009	2010 (average)	2010 (average)	2010 (average)
Federal Funds Rate	0 - .25%	.24%	.01%	1.45%
Prime Rate	3.25%	3.33%	3.11%	4.67%
Treasury Yield Curve Spread 10-year to 3 month	379 basis points	216 basis points	292 basis points	334 basis points
Global Insight Probability		60%	30%	10%

Stable rate scenario compared to:	Percent Change in
	Net Interest Income
Global Insight Rising	+1.3%
Global Insight Base Case	+.6%
Global Insight Falling	-.5%

     As illustrated in the above table, we estimate our balance sheet was slightly asset sensitive over a 12 month horizon at December 31, 2009, meaning that interest earning assets are expected to mature or reprice more quickly than interest-bearing liabilities in a given period. A decrease in market rates of interest could adversely affect net interest income, while an increase in market rates may increase net interest income slightly. At December 31, 2008, we estimated that our balance sheet was relatively neutral. The increase in cash balances and long-term debt during 2009 increased our asset sensitivity. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities.

     For the present value of equity analysis, the results are compared to the net present value of equity using the yield curve as of December 31, 2009. This curve is then shifted up and down and the net present value of equity is computed. This table does not include flattening or steepening yield curve effects.

December 31, 2009	Percent Change in
Change in Interest Rates	Present Value of Equity
Up 200 basis points	5.5%
Up 100 basis points	2.8%
Down 100 basis points	-1.2%

     As indicated in the table above, the results of the present value of equity analysis are consistent with the net interest income simulation results showing that our balance sheet is slightly asset sensitive.

     It should be noted that the simulation model does not take into account future management actions that could be undertaken should a change occur in actual market interest rates during the year. Also, certain assumptions are required to perform modeling simulations that may have a significant impact on the results. These include important assumptions regarding the level of interest rates and balance changes on deposit products that do not have stated maturities, as well as the relationship between loan yields and deposit rates relative to market interest rates. These assumptions have been developed through a combination of industry standards and future expected pricing behavior but could be significantly influenced by future competitor pricing behavior. The model also includes assumptions about changes in the composition or mix of the balance sheet. The results derived from the simulation model could vary significantly due to external factors such as changes in the prepayment assumptions, early withdrawals of deposits and competition. Any transaction activity will also have an impact on the asset/liability position as new assets are acquired and added.

Interest Rate Sensitivity (Gap) Table

     The primary objective of our asset/liability management is to maximize net interest income while maintaining acceptable levels of interest-rate sensitivity. We seek to meet this objective through influencing the maturity and repricing characteristics of our assets and liabilities.

     The following table sets forth the estimated maturity and repricing and the resulting interest rate gap between interest earning assets and interest bearing liabilities at December 31, 2009. The amounts in the table are derived from internal Bank data regarding maturities and next repricing dates including contractual repayments.

	Estimated Maturity or Repricing at December 31, 2009
(Dollars in thousands)				Due After
	0-3 Months	4-12 Months	1-5 Years	Five Years	Total
Interest Earning Assets:
Interest earning balances due from banks	$234,830	$-	$-	$-	$234,830
Federal funds sold	20,559	-	-	-	20,559
Trading assets	731	-	-	-	731
Investments available for sale1 2	16,178	68,635	307,157	170,307	562,277
Federal Home Loan Bank Stock, held at cost 1	12,148	-	-	-	12,148
Loans held for sale	1,176	-	-	-	1,176
Loans, including fees	708,349	258,726	707,024	50,743	1,724,842
Total interest earning assets	$993,971	$327,361	$1,014,181	$221,050	2,556,563
Allowance for loan losses					(38,490)
Cash and due from banks					47,708
Other assets					167,766
Total assets					$2,733,547

Interest Bearing Liabilities:
Savings, interest bearing demand
and money markets 3	$59,929	$141,613	$423,453	$455,149	$1,080,144
Time deposits	82,844	301,230	140,451	-	524,525
Borrowings 2	-	12,600	250,699	-	263,299
Junior subordinated debentures	51,000	-	-	-	51,000
Total interest bearing liabilities	$193,773	$455,443	$814,603	$455,149	1,918,968
Other liabilities					565,521
Total liabilities					2,484,489
Stockholders' equity					249,058
Total liabilities & stockholders' equity					$2,733,547

Interest sensitivity gap	$800,198	$(128,082)	$199,578	$(234,099)	$637,595
Cumulative interest sensitivity gap	$800,198	$672,116	$871,694	$637,595
Cumulative interest sensitivity gap
as a percentage of total assets	29%	25%	32%	23%

1	Equity investments have been placed in the 0-3 month category.
2	Repricing is based on anticipated call dates and may vary from contractual maturities.
3	Repricing is based on estimated average lives.

     Certain shortcomings are inherent in the method of analysis presented in the foregoing table. For example, savings, interest bearing demand and money market deposit accounts will very likely experience a change in deposit rates more frequently than in their estimated average lives. Additionally, although certain assets and liabilities may have similar maturities and periods of repricing, they may react differently to changes in market interest rates. Also, interest rates on assets and liabilities may fluctuate in advance of changes in market interest rates, while interest rates on other assets and liabilities may follow changes in market interest rates. Given these shortcomings, management believes that rate risk is best measured by simulation modeling as opposed to measuring interest rate risk through interest rate gap measurement.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
West Coast Bancorp
Lake Oswego, Oregon

We have audited the accompanying consolidated balance sheets of West Coast Bancorp and subsidiaries (the "Company") as of December 31, 2009 and 2008, and the related consolidated statements of income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2010, expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
March 11, 2010

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars and shares in thousands)	2009	2008
ASSETS

Cash and cash equivalents:
Cash and due from banks	$47,708	$58,046
Federal funds sold	20,559	6,682
Interest-bearing deposits in other banks	234,830	50
Total cash and cash equivalents	303,097	64,778
Trading securities	731	1,546
Investment securities available for sale, at fair value
(amortized cost: $564,615 and $201,150, respectively)	562,277	198,515
Federal Home Loan Bank stock, held at cost	12,148	10,843
Loans held for sale	1,176	2,860
Loans	1,724,842	2,064,796
Allowance for loan losses	(38,490)	(28,920)
Loans, net	1,686,352	2,035,876
Premises and equipment, net	28,476	33,127
Other real estate owned, net	53,594	70,110
Goodwill	-	13,059
Core deposit intangible, net	637	995
Bank owned life insurance	24,417	23,525
Other assets	60,642	60,906
Total assets	$2,733,547	$2,516,140

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand	$542,215	$478,292
Savings and interest bearing demand	422,838	346,206
Money market	657,306	615,588
Time deposits	524,525	584,293
Total deposits	2,146,884	2,024,379
Short-term borrowings	12,600	132,000
Long-term borrowings	250,699	91,059
Junior subordinated debentures	51,000	51,000
Reserve for unfunded commitments	928	1,014
Other liabilities	22,378	18,501
Total liabilities	2,484,489	2,317,953

Commitments and contingent liabilities (Notes 12 and 21)

Stockholders' equity:
Preferred stock: no par value, 10,000 shares authorized;
Series A issued and outstanding: 1,429 at December 31, 2009	118,124	-
Series B issued and outstanding: 121 at December 31, 2009	21,124	-
Common stock: no par value, 50,000 shares authorized;
issued and outstanding: 15,641 at December 31, 2009 and 15,696 at December 31, 2008	93,246	92,245
Retained earnings	17,950	107,542
Accumulated other comprehensive loss	(1,386)	(1,600)
Total stockholders' equity	249,058	198,187
Total liabilities and stockholders' equity	$2,733,547	$2,516,140

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Years ended December 31 (Dollars and shares in thousands, except per share amounts)	2009	2008	2007
INTEREST INCOME:
Interest and fees on loans	$100,356	$129,517	$169,180
Interest on taxable investment securities	8,646	7,700	10,398
Interest on nontaxable investment securities	2,776	3,251	3,048
Interest on deposits in other banks	366	38	51
Interest on federal funds sold	6	340	513
Total interest income	112,150	140,846	183,190

INTEREST EXPENSE:
Savings, interest bearing demand deposits and money market	9,684	17,174	28,958
Time deposits	14,758	20,375	26,078
Short-term borrowings	806	4,312	7,057
Long-term borrowings	6,693	4,201	2,765
Junior subordinated debentures	1,482	2,634	3,612
Total interest expense	33,423	48,696	68,470
Net interest income	78,727	92,150	114,720
Provision for credit losses	90,057	40,367	38,956
Net interest income (loss) after provision for credit losses	(11,330)	51,783	75,764

NONINTEREST INCOME:
Service charges on deposit accounts	15,765	15,547	12,932
Payment systems related revenue	9,399	9,033	8,009
Trust and investment services revenue	4,101	5,413	6,390
Gains on sales of loans	1,738	2,328	3,364
Other real estate owned valuation adjustments and (loss) gain on sales	(26,953)	(5,386)	27
Other noninterest income	4,438	3,252	2,843
Other-than-temporary impairment losses	(192)	(6,338)	-
Gains (losses) on sales of securities	833	780	(67)
Total noninterest income	9,129	24,629	33,498

NONINTEREST EXPENSE:
Salaries and employee benefits	44,608	47,500	49,787
Equipment	8,120	7,117	6,544
Occupancy	9,585	9,440	8,548
Payment systems related expense	4,036	3,622	3,143
Professional fees	4,342	4,317	2,072
Postage, printing and office supplies	3,201	3,834	3,896
Marketing	2,990	3,583	4,524
Communications	1,574	1,722	1,624
Goodwill impairment	13,059	-	-
Other noninterest expense	16,773	9,188	5,161
Total noninterest expense	108,288	90,323	85,299

INCOME (LOSS) BEFORE INCOME TAXES	(110,489)	(13,911)	23,963
PROVISION (BENEFIT) FOR INCOME TAXES	(19,276)	(7,598)	7,121
NET INCOME (LOSS)	$(91,213)	$(6,313)	$16,842

Basic earnings (loss) per share	($5.83)	($0.41)	$1.08
Diluted earnings (loss) per share	($5.83)	($0.41)	$1.04

Weighted average common shares	15,510	15,472	15,507
Weighted average diluted shares	15,510	15,472	16,045

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31 (Dollars in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(91,213)	$(6,313)	$16,842
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	8,281	4,520	4,747
Amortization of tax credits	1,320	1,264	916
Deferred income tax expense (benefit)	11,926	3,811	(12,879)
Amortization of intangibles	358	437	541
Provision for credit losses	90,057	40,367	38,956
Goodwill impairment	13,059	-	-
Decrease in accrued interest receivable	591	5,535	80
Increase in other assets	(14,854)	(12,268)	(8,880)
Loss on impairment of securities	192	6,338	-
(Gains) losses on sales of securities	(833)	(780)	67
Realized net loss on derivatives	-	-	34
Net (gain) loss on disposal of premises and equipment	186	14	(63)
Other real estate owned valuation adjustments and loss (gain) on sales	26,953	5,386	(27)
Gains on sale of loans	(1,738)	(2,328)	(3,364)
Origination of loans held for sale	(66,485)	(61,159)	(93,213)
Proceeds from sales of loans held for sale	69,907	63,814	100,976
Increase (decrease) in interest payable	359	(579)	140
Increase (decrease) in other liabilities	3,345	(21,151)	13,335
Increase in cash surrender value of bank owned life insurance	(892)	(913)	(894)
Stock based compensation expense	1,520	2,865	2,030
Excess tax deficiency associated with stock plans	(496)	-	(144)
Decrease (increase) in trading securities	815	36	(507)
Net cash provided by operating activities	52,358	28,896	58,693

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	69,140	51,151	109,658
Proceeds from sales of available for sale securities	36,189	35,033	2,718
Purchase of available for sale securities	(467,360)	(32,854)	(52,961)
Purchase of Federal Home Loan Bank stock	(1,305)	(4,849)	(385)
Redemption of Federal Home Loan Bank stock	-	4,301	-
Investments in tax credits	(9)	(476)	(140)
Loans made to customers less (greater) than principal collected on loans	185,293	(38,373)	(237,832)
Purchase of loans	-	-	(2,203)
Proceeds from the sale of other real estate owned	68,670	16,969	565
Proceeds from the sales of premises and equipment	-	31	442
Capital expenditures on other real estate owned	(4,881)	(1,230)	(57)
Capital expenditures on premises and equipment	(1,275)	(3,124)	(7,645)
Net cash provided (used) by investing activities	(115,538)	26,579	(187,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings and interest
bearing transaction accounts	182,273	(104,481)	61,695
Net increase (decrease) in time deposits	(59,768)	34,028	26,785
Proceeds from issuance of junior subordinated debentures, net of costs	-	-	17,500
Repayment of junior subordinated debentures	-	-	(7,500)
Proceeds from issuance of short-term borrowings	347,600	2,321,801	2,691,498
Repayment of short-term borrowings	(479,600)	(2,391,801)	(2,654,916)
Proceeds from issuance of long-term borrowings	192,240	42,959	40,100
Repayment of long-term borrowings	(20,000)	-	(15,000)
Proceeds from issuance of preferred stock, net of costs	139,248	-	-
Repurchase of common stock	-	-	(5,847)
Activity in deferred compensation plan	(1)	(50)	(84)
Proceeds from issuance of common stock	-	25	2,325
Redemption of stock pursuant to stock plans	(22)	(190)	(639)
Tax benefit (expense) associated with equity plans	-	(287)	853
Excess tax benefit from stock based compensation	-	-	144
Cash dividends paid	(471)	(6,503)	(7,765)
Net cash provided (used) by financing activities	301,499	(104,499)	149,149

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	238,319	(49,024)	20,002
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	64,778	113,802	93,800
CASH AND CASH EQUIVALENTS AT END OF YEAR	$303,097	$64,778	$113,802

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
					Other
(Shares and dollars in thousands)	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE, January 1, 2007	-	15,586	$91,244	$109,952	$(314)	$200,882
Comprehensive income:
Net income	-	-	-	16,842	-	$16,842
Other comprehensive income, net of tax:
Net unrealized investment/derivative loss	-	-	-	-	(119)	(119)
Other comprehensive loss, net of tax	-	-	-	-	-	(119)
Comprehensive income	-	-	-	-	-	$16,723
Cash dividends, $.51 per common share	-	-	-	(8,002)	-	(8,002)

Issuance of common stock-stock options	-	162	2,325	-	-	2,325
Redemption of stock pursuant to stock plans	-	(22)	(639)	-	-	(639)
Activity in deferred compensation plan	-	(2)	(84)	-	-	(84)
Issuance of common stock-restricted stock	-	74	-	-	-	-
Common stock repurchased and retired	-	(205)	(5,847)	-	-	(5,847)
Stock based compensation expense	-	-	2,030	-	-	2,030
Tax benefit associated with stock plans	-	-	853	-	-	853
BALANCE, December 31, 2007	-	15,593	89,882	118,792	(433)	208,241
Comprehensive loss:
Net loss	-	-	-	(6,313)	-	$(6,313)
Other comprehensive loss, net of tax:
Net unrealized investment loss	-	-	-	-	(1,167)	(1,167)
Other comprehensive loss, net of tax	-	-	-	-	-	(1,167)
Comprehensive loss	-	-	-	-	-	$(7,480)
Cash dividends, $.29 per common share	-	-	-	(4,550)	-	(4,550)

Issuance of common stock-stock options	-	2	25	-	-	25
Redemption of stock pursuant to stock plans	-	(20)	(190)	-	-	(190)
Activity in deferred compensation plan	-	(7)	(50)	-	-	(50)
Issuance of common stock-restricted stock	-	128	-	-	-	-
Stock based compensation expense	-	-	2,865	-	-	2,865
Tax adjustment associated with stock plans	-	-	(287)	-	-	(287)
Post retirement benefit adjustment	-	-	-	(387)	-	(387)
BALANCE, December 31, 2008	-	15,696	92,245	107,542	(1,600)	198,187
Comprehensive loss:
Net loss	-	-	-	(91,213)	-	$(91,213)
Other comprehensive income, net of tax:
Net unrealized investment gain	-	-	-	-	2,149	2,149
Other comprehensive income, net of tax	-	-	-	-	-	2,149
Comprehensive loss	-	-	-	-	-	$(89,064)

Cumulative effect of adopting ASC 320	-	-	-	1,935	(1,935)	-
Cash dividends, $.02 per common share	-	-	-	(314)	-	(314)
Redemption of stock pursuant to stock plans	-	(12)	(22)	-	-	(22)
Issuance of Series A preferred stock, net of costs	118,124	-	-	-	-	118,124

Issuance of Series B preferred stock and warrant, net of costs	21,124	-	-	-	-	21,124
Activity in deferred compensation plan	-	(43)	(1)	-	-	(1)
Stock based compensation expense	-	-	1,520	-	-	1,520
Tax adjustment associated with stock plans	-	-	(496)	-	-	(496)
BALANCE, December 31, 2009	139,248	15,641	$93,246	$17,950	$(1,386)	$249,058

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations. West Coast Bancorp (“Bancorp” or “the Company”) provides a full range of financial services including lending and depository services through 65 branch banking offices in Oregon and Washington. West Coast Trust Company, Inc. (“West Coast Trust”) provides fiduciary, agency, trust and related services, and life insurance products.

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

     Supplemental Cash Flow Information. The following table presents supplemental cash flow information for the years ended December 31, 2009, 2008 and 2007.

(Dollars in thousands)	December 31,
	2009	2008	2007
Supplemental cash flow information:
Cash (received) paid in the year for:
Interest	$33,063	$49,275	$68,330
Income taxes	$(14,585)	$4,385	$19,131
Noncash investing and financing activities:
Change in unrealized gain (loss) on available
for sale securities and derivatives, net of tax	$2,149	$(1,167)	$(119)
Dividends declared and accrued in other liabilities	$-	$157	$2,110
OREO and premises and equipment expenditures
accrued in other liabilities	$242	$129	$-
Transfer of loans to OREO	$74,174	$87,881	$3,793

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Trading Securities. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with realized and unrealized gains and losses included in earnings. Trading securities held at December 31, 2009 and 2008 are related solely to assets held in a rabbi trust for the benefit of the Company’s deferred compensation plans.

     Investment Securities Available for Sale. Investment securities classified as available for sale are not trading securities but may be sold before maturity in response to changes in the Company’s interest rate risk profile, funding needs or demand for collateralized deposits by public entities. Available for sale securities are carried at fair value with unrealized gains and losses, net of any tax effect, reported within accumulated other comprehensive income (loss) in stockholders’ equity. For purposes of computing realized gains and losses, the cost of securities sold is determined using the specific identification method. The Company analyzes investment securities for other-than-temporary impairment (“OTTI”) on a quarterly basis. For equity securities where declines in fair value are deemed other-than-temporary and the Company does not have the ability and intent to hold the securities until recover, OTTI is recognized in noninterest income. Under new guidance issued in April 2009, the Company considers whether a debt security will be sold or if it is likely to be required to be sold prior to the recovery of any unrealized loss. Intent to sell or a requirement to sell debt securities prior to recovery would result in recognizing the entire impairment as OTTI in noninterest income. If the Company does not intend to sell impaired debt securities, will not be required to sell them prior to recovery, and the Company does not expect to recover its entire amortized cost basis of the securities, the portion of impairment loss specifically related to credit losses is recognized in noninterest income. The portion of impairment loss related to all other factors is recognized as a separate category in other comprehensive income (loss).

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

     Federal Home Loan Bank Stock. Federal Home Loan Bank (“FHLB”) stock is carried at cost which equals its fair value because the shares can only be redeemed with the FHLB at par. The Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages and FHLB advances. Stock redemptions are at the discretion of the FHLB or of the Company, upon prior notice to the FHLB of five years for FHLB B stock or six months for FHLB A stock. The Company analyzed FHLB stock for OTTI and concluded that no impairment exists at December 31, 2009. This conclusion is based on FHLB’s capital ratios in excess of regulatory minimums, strong liquidity position, and a healthy net interest income.

     Loans Held for Sale. Loans held for sale include mortgage loans that are carried at the lower of cost or market value. Market value generally approximates cost because of the short duration these assets are held by us. Gains and infrequent losses are recognized in the consolidated statement of income (loss) as the proceeds from sale less the net book value of the loan including unamortized fees and capitalized direct costs. Servicing rights are typically not retained. In addition, we originate loans to customers under Small Business Administration (“SBA”) programs that generally provide for SBA guarantees of 50% to 85% of each loan. We periodically sell the guaranteed portion of certain SBA loans to investors and retain the unguaranteed portion and servicing rights in our loan portfolio. SBA loans are recorded and held within the loan portfolio until designated to be sold. Gains on these sales are earned through the sale of the guaranteed portion of the loan for an amount in excess of the adjusted carrying value of the portion of the loan sold. We allocate the carrying value of such loans between the portion sold, the portion retained and a value assigned to the right to service the loan. The difference between the adjusted carrying value of the portion retained and the face amount of the portion retained is amortized to interest income over the life of the related loan using a straight-line method over the anticipated lives of the pool of SBA loans.

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

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Nonaccrual Loans. Loans (including impaired loans) are placed on nonaccrual status when the collection of interest or principal has become 90 days past due or is otherwise considered doubtful. When a loan is placed on nonaccrual status, the Company stops accruing interest and unpaid accrued interest is reversed. In addition, the Company stops amortizing deferred fees and costs. For certain real estate construction loans accrued unpaid interest as well as qualifying capitalized interest is reversed. Future interest payments are applied against principal. Certain customers having financial difficulties may have the terms of their loan agreements modified to require only principal payments and, as such, are reported as nonaccrual. The Company has a mortgage loan product (“nonstandard mortgage loan”) that has a more stringent nonaccrual policy. For these loans, if the collection of principal or interest has become 30 days past due, the loan is placed on nonaccrual.

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

     Other Real Estate Owned (“OREO”). OREO is real property of which the Bank has taken substantial possession or that has been deeded to the Bank through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in partial or full satisfaction of a loan or loans. OREO is initially recorded at the lower of the carrying amount of the loan or fair value of the property less estimated costs to sell. This amount becomes the property’s new basis. Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Management also periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further OREO valuation adjustments or subsequent gains or losses on the final disposition of OREO are charged to other real estate owned sales and valuation adjustments. Expenses from the maintenance and operations of OREO are included in other noninterest expense in the statements of income (loss).

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

     Core deposit intangibles are reviewed for impairment at least annually as of year-end. At December 31, 2009 it was determined that core deposit intangibles were not impaired. If impairment were deemed to exist, the core deposit intangibles would be written down to estimated fair value, resulting in a charge to earnings in the period in which the write down occurs.

     Income Taxes. Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in Bancorp’s income tax returns. The deferred tax provision (benefit) for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investment securities available for sale. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records net deferred tax assets to the extent these assets will more likely than not be realized. In making such determination, all available positive and negative evidence including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized. See Note 17 “Income taxes” of the notes to consolidated financial statements for more detail.

     Operating Segments. Public enterprises are required to report certain information about their operating segments in the financial statements. The basis for determining the Company’s operating segments is the way in which management operates the businesses. Bancorp has identified two reportable segments, “banking” and “other” which includes West Coast Trust. See Note 23, “Segment and Related Information” of the notes to consolidated financial statements for more detail.

     Trust Company Assets. Assets (other than cash deposits) held by West Coast Trust in fiduciary or agency capacities for its trust customers are not included in the accompanying consolidated balance sheets, because such items are not assets of West Coast Trust.

     Borrowings. Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short-term borrowed funds mature within one year from the date of this financial statement. Long-term borrowed funds extend beyond one year and are reclassed to short-term borrowings when the long term borrowed funds mature within one year and there is no intent to refinance.

     Earnings (Loss) Per Share. Earnings (loss) per share is calculated under the two-class method. The two-class method is an earnings allocation formula that determines earnings (loss) per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has issued restricted stock that qualifies as a participating security. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders less the net income (loss) allocated to participating nonvested restricted stock awards divided by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of options, warrants and nonvested restricted stock were included unless those additional shares would have been anti-dilutive. All prior period earnings per share amounts have been retrospectively adjusted to reflect the impact of participating securities.

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

     New Accounting Pronouncements. In June 2009, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Codification (“ASC”) 105 “Generally Accepted Accounting Principles,” which established the Accounting Standards Codification (“Codification”) as the source of authoritative Generally Accepted Accounting Principles (“GAAP”). The Codification did not change U.S. GAAP, but did combine all authoritative standards into a comprehensive, topically organized online database. The FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates to update the Codification. After the launch of the Codification on July 1, 2009 only one level of authoritative U.S. GAAP for nongovernmental entities exists, other than guidance issued by the Securities and Exchange Commission. The Company adopted ASC 105 for the period ended September 30, 2009. The adoption of this guidance did not have an impact on the Company’s consolidated financial statements.

     In June 2008, the FASB issued authoritative guidance included in ASC 260 “Earnings Per Share” which requires that unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents are participating securities and shall be included in the computation of earnings per share pursuant to the two-class method described in ASC 260. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows. See Note 16 “Earnings (Loss) Per Share” of the notes to consolidated financial statement for more detail on earnings (loss) per share.

     In April 2009, the FASB issued authoritative guidance included in ASC 320 “Investments – Debt and Equity Securities” that amended other-than-temporary impairment guidance for debt securities to require a new other-than-temporary impairment model that shifts the focus from an entity’s intent to hold the debt security until recovery to its intent, or expected requirements to sell the debt security. This guidance is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. This guidance was applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it was adopted. The Company early adopted the guidance within ASC 320 as of March 31, 2009 to help users of its financial statements better understand the Company’s investment portfolio, including its pooled trust preferred securities. As of March 31, 2009, the Company recorded a cumulative adjustment in the opening balance of retained earnings of $1.9 million, after taxes of $1.2 million ($3.1 million pretax), to reflect the adjustment of previously recorded OTTI charges on pooled trust preferred securities. See Note 2 “Investment Securities” of the notes to consolidated financial statements for more detail on investment securities.

     In April 2009, the FASB issued guidance within ASC 820 “Fair Value Measurements and Disclosures” which provides additional guidance on determining whether a market for a financial asset is not active and a transaction is not distressed for fair value measurements. The authoritative guidance is applied prospectively and retrospective application is not permitted. The Company elected early adoption of this guidance to better evaluate the fair value of securities impacted by inactive markets including the Company’s pooled trust preferred securities. At March 31, 2009, pooled trust preferred securities with a book value of $13.9 million were evaluated under the guidance provided in ASC 820. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows.

     In April 2009, the FASB issued guidance contained in ASC 825 “Financial Instruments” that requires an entity to provide disclosures about the fair value of financial instruments in interim financial information. The guidance applies to all financial instruments within the scope of ASC 825 and requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments, in both interim financial statements as well as annual financial statements. The Company elected early adoption of this guidance which increased the Company’s interim financial statement disclosures with regard to the fair value of financial instruments.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     In May 2009, the FASB issued guidance within ASC 855 “Subsequent Events.” ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It should not result in significant changes in the subsequent events that an entity reports, either through recognition or disclosure in its financial statements. This statement requires disclosure of the date through which a company has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The Company has adopted ASC 855. The adoption of this guidance did not have a material impact on the Company’s consolidated financial statements. In February 2010, the FASB approved the issuance of the Accounting Standards Update (“ASU”), “Subsequent Events” (Topic 855), “Amendments to Certain Recognition and Disclosure Requirements.” This guidance revises ASC 855 to allow an entity whose financial statements are filed or furnished with the SEC (or a regulator if such filing satisfies the SEC’s requirements) to not be required to disclose in its financial statements the date through which subsequent events have been evaluated. The revised guidance will be effective upon issuance for originally issued and reissued financial statements. The adoption of this revised guidance will not have a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows.

2. INVESTMENT SECURITIES

The following table presents the available for sale investment securities as of December 31, 2009 and 2008:

(Dollars in thousands)
December 31, 2009	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$24,907	$100	$-	$25,007
U.S. Government agency securities	104,168	300	(480)	103,988
Corporate securities	14,436	-	(4,683)	9,753
Mortgage-backed securities	344,179	3,013	(2,898)	344,294
Obligations of state and political subdivisions	67,651	2,562	(195)	70,018
Equity investments and other securities	9,274	2	(59)	9,217
Total	$564,615	$5,977	$(8,315)	$562,277

(Dollars in thousands)
December 31, 2008	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$200	$23	$-	$223
U.S. Government agency securities	7,310	77	-	7,387
Corporate securities	12,608	937	(2,668)	10,877
Mortgage-backed securities	94,846	602	(2,882)	92,566
Obligations of state and political subdivisions	81,025	1,805	(432)	82,398
Equity investments and other securities	5,161	120	(217)	5,064
Total	$201,150	$3,564	$(6,199)	$198,515

     Gross realized gains on the sale of investment securities included in earnings in 2009, 2008, and 2007 were $833,000, $814,000 and $96,000, respectively. Gross realized losses in 2009, 2008, and 2007 were zero, $34,000, and $163,000, respectively.

     In 2008, the Company recorded OTTI charges totaling $6.3 million pretax consisting of $.4 million relating to an investment in a Lehman Brothers bond, $3.1 million related to two pooled trust preferred investments in our corporate securities portfolio, and $2.8 million for an investment in Freddie Mac preferred stock held in our equity and other securities portfolio. The $3.1 million OTTI related to two trust preferred investments was subsequently reversed as of March 31, 2009. In the first quarter of 2009, the Company recorded OTTI charges totaling $.2 million pretax consisting of $.1 million relating to a Lehman Brothers bond held in our corporate securities portfolio and $.1 for the investment in Freddie Mac preferred stock held in our equity and other securities portfolio. Both of these investments were sold in the second quarter of 2009 for no additional gain or loss.

     Dividends on equity investments for the years 2009, 2008, and 2007 were $106,000, $294,000, and $302,000, respectively.

2. INVESTMENT SECURITIES (continued)

     Our U.S. Treasury and U.S. Government agency securities increased by $121.4 million from December 31, 2008, to December 31, 2009, as part of our effort to improve liquidity, limit risk-weighted assets, and to make additional securities available to meet pledging requirements for public deposits and government borrowing sources such as the FHLB.

     Our corporate security portfolio had a $4.7 million unrealized loss at December 31, 2009. The majority of this loss was associated with the decline in market value of our investments in pooled trust preferred securities issued primarily by banks and insurance companies. An increase in credit and liquidity spreads contributed to the unrealized loss associated with these securities which had a $13.9 million carrying value and a $9.2 million estimated fair value at December 31, 2009. These securities are rated CCC or better and have several features that reduce credit risk, including seniority over certain tranches in the same pool and the benefit of certain collateral coverage tests.

     The following table provides information on investment securities with 12 month or greater continuous unrealized losses as of December 31, 2009:

(Dollars in thousands)	Amortized cost of	Fair value of
December 31, 2009	securities with an	securities with an
	unrealized loss more than	unrealized loss more than	Unrealized
	12 continuous months	12 continuous months	Gross Losses
Corporate Securities	$13,936	$9,253	$(4,683)
Mortgage-backed securities	6,706	5,882	(824)
Obligations of state and political subdivisions	2,012	1,866	(146)
Total	$22,654	$17,001	$(5,653)

     There were 9 investment securities with a 12 month or greater continuous unrealized loss in the investment portfolio at December 31, 2009, with a total unrealized loss of $5.7 million. In comparison, at December 31, 2008, there were also 9 investment securities with a 12 month or greater continuous unrealized loss in the investment portfolio, with a total unrealized loss of $1.1 million. The unrealized loss on these investment securities was primarily due to increases in credit and liquidity spreads and an extension of expected cash flow causing a decline in the fair market value subsequent to the purchase of our pooled trust preferred securities (corporate security category). These securities had an estimated fair value of $9.2 million compared to a $13.9 million carrying value at December 31, 2009. The value of most of our securities fluctuates as market interest rates change.

     The following table provides information on investment securities which have an unrealized loss and have been in an unrealized loss position for less than 12 months as of December 31, 2009:

(Dollars in thousands)	Amortized cost of	Fair value of
December 31, 2009	securities with an	securities with an
	unrealized loss less than	unrealized loss less than	Unrealized
	12 continuous months	12 continuous months	Gross Losses
U.S. Government agency securities	$65,902	$65,422	$(480)
Mortgage-backed securities	138,387	136,313	(2,074)
Obligations of state and political subdivisions	2,519	2,470	(49)
Equity investments and other securities	4,795	4,736	(59)
Total	$211,603	$208,941	$(2,662)

     There were a total of 37 securities in Bancorp’s investment portfolio at December 31, 2009, that have been in a continuous unrealized loss position for less than 12 months, with a book value of $211.6 million and a total unrealized loss of $2.7 million. At December 31, 2008, there were a total of 45 securities in Bancorp’s investment portfolio that have been in a continuous unrealized loss position for less than 12 months, with an amortized cost of $67.6 million and a total unrealized loss of $5.1 million. The unrealized loss on these investment securities was predominantly caused by increases in credit and liquidity spreads. The fair value of these securities fluctuates as market interest rates change.

     Based on management’s review and evaluation of the Company’s debt securities, the Bank does not intend to sell any debt securities which have an unrealized loss, it is unlikely the Company will be required to sell these securities before recovery, and we expect to recover the entire amortized cost of these impaired securities. Therefore the debt securities with unrealized losses were not considered to have OTTI. In addition, the unrealized loss on equity securities is considered temporary and the Company has the intent and ability to hold equity investments until recovery, therefore these securities were not considered other-than-temporarily impaired.

     At December 31, 2009 and 2008, the Company had $399.0 and $97.9 million, respectively, in investments securities pledged as collateral for borrowings and public funds. At December 31, 2009 and December 31, 2008, Bancorp had no reverse repurchase agreements.

2. INVESTMENT SECURITIES (continued)

     The follow table presents the maturities of the investment portfolio at December 31, 2009:

(Dollars in thousands)	Available for sale
	Amortized cost	Fair value
U.S. Treasury securities
One year or less	$10,083	$10,101
After one year through five years	14,824	14,906
After five through ten years	-	-
Due after ten years	-	-
Total	24,907	25,007

U.S. Government agency securities:
One year or less	903	918
After one year through five years	92,740	92,495
After five through ten years	10,525	10,575
Due after ten years	-	-
Total	104,168	103,988

Corporate securities:
One year or less	-	-
After one year through five years	500	500
After five through ten years	-	-
Due after ten years	13,936	9,253
Total	14,436	9,753

Obligations of state and political subdivisions:
One year or less	5,232	5,297
After one year through five years	23,095	24,303
After five through ten years	28,342	29,377
Due after ten years	10,982	11,041
Total	67,651	70,018

Sub-total	211,162	208,766

Mortgage-backed securities	344,179	344,294
Equity investments and other securities	9,274	9,217
Total securities	$564,615	$562,277

     Mortgage-backed securities, including collateralized mortgage obligations and asset-backed securities, have maturities that will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The following table presents the loan portfolio as of December 31, 2009 and 2008:

(Dollars in thousands)	December 31,
	2009	2008
Commercial loans	$370,077	$482,405
Real estate construction	99,310	285,149
Real estate mortgage	374,668	393,208
Commercial real estate	862,193	882,092
Installment and other consumer	18,594	21,942
Total loans	1,724,842	2,064,796
Allowance for loan losses	(38,490)	(28,920)
Total loans, net	$1,686,352	$2,035,876

     Total loans decreased by 17% or $340 million from the balance at December 31, 2008, in large part due to the $186 million or 65%, decline in real estate construction loan balances during 2009.

     At December 31, 2009 and 2008, the allowance for loan losses was $38.5 million and $28.9 million, respectively, while the reserve for unfunded commitments was $.9 million and $1.0 million, respectively. The following is an analysis of the changes in the allowance for credit losses:

(Dollars in thousands)	Year Ended December 31,
	2009	2008	2007
Balance, beginning of period	$29,934	$54,903	$23,017
Provision for credit losses	90,057	40,367	38,956
Losses charged to the allowance	(82,345)	(68,255)	(7,713)
Recoveries credited to the allowance	1,772	2,919	643
Balance, end of period	$39,418	$29,934	$54,903

Components of allowance for credit losses
Allowance for loan losses	$38,490	$28,920
Reserve for unfunded commitments	928	1,014
Total allowance for credit losses	$39,418	$29,934

     The provision for credit losses of $90.1 million for 2009 was primarily caused by negative risk rating changes within the loan portfolio and higher net charge-offs related to our loan portfolio outside the two-step program. The provision for credit losses of $40.4 million for 2008 increased $1.4 million as compared to 2007, largely due to the adverse risk rating migration as well as higher net loan charge-offs in the commercial and non two-step residential construction loan portfolios offset by a lower provision for the two-step loan portfolio.

     Loans on which the accrual of interest has been discontinued were approximately $99.3 million, $127.6 million and $26.4 million at December 31, 2009, 2008, and 2007, respectively. Interest income foregone on nonaccrual loans was approximately $10.7 million, $13.6 million and $1.4 million in 2009, 2008, and 2007, respectively.

     At December 31, 2009 and 2008, Bancorp’s recorded investment in certain loans that were considered to be impaired was $98.8 million and $161.9 million, respectively. At December 31, 2009 and 2008, there were no specific valuation allowances for impaired loans.

     The average recorded investment in impaired loans for the years ended December 31, 2009, 2009 and 2007 was approximately, $134.3 million, $128.6 million and $15.5 million, respectively. For the years ended December 31, 2009, 2008 and 2007, interest income recognized on impaired loans totaled $526,000, $1,195,000, and $23,000, respectively, all of which was recognized on a cash basis.

     At December 31, 2009, Bancorp had $22.8 million in loans classified as troubled debt restructurings of which $11.7 million was on accrual status, with the remaining $11.1 million on nonaccrual status. A total of $16.0 million in restructurings were considered impaired at December 31, 2009. Bancorp has no additional commitments to lend on the troubled debt restructurings at December 31, 2009. Troubled debt restructurings were $31.2 million at December 31, 2008, all of which were associated with our two-step construction loan program. The modifications granted on troubled debt restructurings were due in part to borrower financial difficulty, and generally provide for a temporary modification of loan terms.

     At December 31, 2009 and 2008, Bancorp had $1.2 million and $1.2 million, respectively, of overdrafts classified as loans in the installment and other consumer loan category.

4. PREMISES AND EQUIPMENT

     Premises and equipment consists of the following:

(Dollars in thousands)	December 31,
	2009	2008
Land	$4,439	$4,439
Buildings and improvements	30,832	30,306
Furniture and equipment	28,147	28,815
Construction in progress	370	2,294
	63,788	65,854
Accumulated depreciation	(35,312)	(32,727)
Total	$28,476	$33,127

     Depreciation included in occupancy and equipment expense amounted to $5.9 million, $4.7 million, and $4.6 million for the years ended December 31, 2009, 2008, and 2007, respectively. Depreciation for all premises and equipment is calculated using the straight-line method. The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists. No impairments were recorded during 2009, 2008, or 2007.

5. GOODWILL AND INTANGIBLE ASSETS

     The following table summarizes the changes in Bancorp’s goodwill and core deposit intangible asset for the periods shown:

(Dollars in thousands)		Core deposit
	Goodwill	intangible
Balance, January 1, 2008	$13,059	$1,432
Amortization	-	(437)
Balance, December 31, 2008	$13,059	$995
Amortization	-	(358)
Impairment	(13,059)	-
Balance, December 31, 2009	$-	$637

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

     At March 31, 2009, based on management’s analysis and continued deteriorating economic conditions and the length of time and amount by which the Company’s book value per share had exceeded its market value per share, the Company determined the Company’s Bank reporting unit goodwill exceeded its implied fair value at March 31, 2009 and it was appropriate to write off the entire $13.1 million of goodwill related to its acquisition of Mid-Valley Bank in June 2006.

     The following table presents the forecasted core deposit intangible asset amortization expense for 2010 through 2013:

(Dollars in thousands)	Full year
expected
Year	amortization
2010	$279
2011	199
2012	119
2013	40

6. OTHER REAL ESTATE OWNED, NET

     The following table summarizes Bancorp’s OREO for the years ended December 31, 2009 and 2008:

(Dollars in thousands)	December 31,
	2009	2008
Balance, beginning period	$70,110	$3,255
Additions to OREO	79,107	89,128
Disposition of OREO	(77,061)	(17,488)
Valuation adjustments in the period	(18,562)	(4,785)
Total OREO	$53,594	$70,110

     The following table summarizes Bancorp’s OREO valuation allowance for the years ended December 31, 2009 and 2008:

(Dollars in thousands)	December 31,
	2009	2008
Balance, beginning period	$3,920	$175
Additions to the valuation allowance	18,562	4,785
Deductions from the valuation allowance	(12,993)	(1,040)
Total OREO valuation allowance	$9,489	$3,920

7. OTHER ASSETS

     The following table summarizes Bancorp’s other assets for the years ended December 31, 2009 and 2008:

(Dollars in thousands)	December 31,
	2009	2008
Deferred tax assets, net	$3,249	$15,258
Accrued interest receivable	10,415	11,006
Investment in affordable housing tax credits	4,833	5,912
Income taxes receivable	31,493	16,579
Other	10,652	12,151
Total other assets	$60,642	$60,906

     Bancorp has invested in two limited partnerships that operate qualified affordable housing properties. Tax credits and tax deductions from operating losses are passed through the partnerships to Bancorp. The Company accounts for these investments using the equity method.

8. BALANCES WITH THE FEDERAL RESERVE BANK

     The Bank is required to maintain cash reserves or deposits with the Federal Reserve equal to a percentage of reservable deposits. The average required reserves for the Bank were $6.1 million and $5.7 million during the years ended December 31, 2009 and 2008, respectively.

9. BORROWINGS

     The following table summarizes Bancorp’s borrowings for the years ended December 31, 2009 and 2008:

(Dollars in thousands)	December 31,
	2009	2008
Short-term borrowings:
FHLB advances	$12,600	$132,000
Long-term borrowings:
FHLB non-putable advances	220,699	61,059
FHLB putable advances	30,000	30,000
Total long-term borrowings	250,699	91,059
Total borrowings	$263,299	$223,059

     FHLB advances are collateralized, as provided for in an “Advances, Security and Deposit Agreement” with the FHLB of Seattle, by investment securities and qualifying loans. This advance agreement requires FHLB prior consent to utilize available credit. At December 31, 2009, the Company had additional borrowing capacity available at the FHLB of $210.3 million based on pledged collateral.

     Long-term borrowings at December 31, 2009, consisted of notes with fixed maturities (non-putable) and putable advances with the FHLB totaling $250.7 million. Total long-term borrowings with fixed maturities were $220.7 million, with rates ranging from 1.91% to 5.42%. Bancorp had three putable advances totaling $30.0 million, with original terms of five years at rates ranging from 2.45 % to 3.78%. The scheduled maturities on these putable advances occur in February 2013, August 2013, and March 2014, although the FHLB may under certain circumstances require repayment of these putable advances prior to maturity. Principal payments due at scheduled maturity of Bancorp’s long-term borrowings at December 31, 2009, are $56.5 million in 2011, $80.1 million in 2012, $71.9 million in 2013, and $42.2 million in 2014.

     Long-term borrowings at December 31, 2008 consist of notes with fixed maturities and putable advances with the FHLB totaling $91.1 million. Total long-term borrowings with fixed maturities were $61.1 million. Bancorp had three putable advances totaling $30.0 million with original terms of between three and five years, and final maturities in September 2010, February 2013 and August 2013. The FHLB may under certain circumstances require repayment of these advances prior to their scheduled maturities.

     Bancorp had no outstanding Federal Funds purchased from correspondent banks, borrowings from the discount window, or reverse repurchase agreements at December 31, 2009 and 2008.

10. JUNIOR SUBORDINATED DEBENTURES

     At December 31, 2009, six wholly-owned subsidiary grantor trusts established by Bancorp had issued and sold $51 million of trust preferred securities (“trust preferred securities”). Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture. The trusts used all of the net proceeds from each sale of trust preferred securities to purchase a like amount of junior subordinated debentures (the “Debentures”) of the Company. The Debentures are the sole assets of the trusts. The Company’s obligations under the Debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the Debentures and may be subject to earlier redemption by the Company as provided in the indentures. The Company has the right to redeem the Debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. During 2009, the Company exercised its right to defer regularly scheduled interest payments on outstanding junior subordinated debentures related to its trust preferred securities. The Company will accrue interest expense on these junior subordinated debentures and may not pay dividends on its Common Stock until all accrued but unpaid interest has been paid in full.

     The following table is a summary of outstanding trust preferred securities at December 31, 2009:

		Preferred security	Rate type		Rate at		Next possible
Issuance Trust	Issuance date	amount	1	Initial rate	12/31/09	Maturity date	redemption date 2
West Coast Statutory Trust III	September 2003	$7,500	Variable	6.75%	3.20%	September 2033	Currently redeemable
West Coast Statutory Trust IV	March 2004	$6,000	Variable	5.88%	3.04%	March 2034	Currently redeemable
West Coast Statutory Trust V	April 2006	$15,000	Variable	6.79%	1.68%	June 2036	June 2011
West Coast Statutory Trust VI	December 2006	$5,000	Variable	7.04%	1.93%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	$12,500	Variable	6.90%	1.80%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	$5,000	Variable	6.74%	1.63%	June 2037	June 2012
	Total	$51,000		Weighted rate	2.12%

1	The variable rate preferred securities reprice quarterly.
2	Securities are redeemable at the option of Bancorp following these dates.

     The interest rates on the trust preferred securities reset quarterly and are tied to the London Interbank Offered Rate (“LIBOR”) rate.

     The junior subordinated debentures issued by Bancorp to the grantor trust are reflected in our consolidated balance sheet in the liabilities section at December 31, 2009 and 2008, as junior subordinated debentures. Bancorp records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income (loss). The common capital securities issued by the trusts are recorded within other assets in the consolidated balance sheets, and totaled $1.6 million at December 31, 2009 and 2008.

11. EMPLOYEE BENEFIT PLANS

     West Coast Bancorp employee benefits include a plan established under section 401(k) of the Internal Revenue Code for certain qualified employees (the “401(k) plan”). Employee contributions up to 100 percent of salaries under the Internal Revenue Code guidelines can be made under the 401(k) plan, of which Bancorp may match 50 percent of the employees’ contributions up to a maximum of three percent of the employees’ eligible compensation. Bancorp did not make a matching contribution for 2009. Bancorp may also elect to make discretionary contributions to the plan. No discretionary contributions were made in 2009, 2008 or 2007. Employees vest immediately in their own contributions and earnings, and vest in Bancorp’s contributions over five years of eligible service. Bancorp had no 401(k) plan related expenses in 2009 and 2008, and $.94 million for 2007, related to the Company’s 401(k) plan match.

     Bancorp provides separate non-qualified deferred compensation plans for directors and executive officers (collectively, “Deferred Compensation Plans”) as supplemental benefit plans which permit directors and selected officers to elect to defer receipt of all or any portion of their future salary, bonus or directors’ fees, including with respect to officers, amounts they otherwise might not be able to defer under the 401(k) plan due to specified Internal Revenue Code restrictions on the maximum deferral that may be allowed under that plan. Under the plans, an amount equal to compensation being deferred by participants is placed in a rabbi trust, the assets of which is available to Bancorp’s creditors and recorded as trading securities in our consolidated balance sheets, and invested consistent with the participants’ direction among a variety of investment alternatives. A deferred compensation liability of $1.5 million was included in other liabilities as of December 31, 2009, compared to $1.9 million at December 31, 2008.

     Bancorp has multiple supplemental executive retirement agreements with former and current executives. The following table reconciles the accumulated liability for the benefit obligation of these agreements:

(Dollars in thousands)	Year ended December 31,
	2009	2008
Beginning balance	$2,356	$2,223
Benefit expense	281	293
Benefit payments	(123)	(160)
Ending balance	$2,514	$2,356

     Bancorp’s obligations under supplemental executive retirement agreements are unfunded plans and have no plan assets. The benefit obligation represents the vested net present value of future payments to individuals under the agreements. Bancorp’s benefit expense, as specified in the agreements for the entire year 2010, is expected to be $.2 million. The benefits expected to be paid are presented in the following table:

(Dollars in thousands)

Benefits expected to
Year	be paid
2010	$185
2011	174
2012	167
2013	167
2014	167
2015 through 2019	835

12. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases land and office space under 51 leases, of which 49 are long-term operating leases that expire between 2010 and 2023. At the end of most of the respective lease terms, Bancorp has the option to renew the leases at fair market value. At December 31, 2009, minimum future lease payments under these leases and other operating leases were:

(Dollars in thousands)	Minimum Future
Year	Lease Payments
2010	$3,936
2011	3,861
2012	3,767
2013	3,615
2014	3,034
Thereafter	7,958
Total	$26,171

     Rental expense for all operating leases was $4.2 million, $4.1 million, and $3.7 million for the years ended December 31, 2009, 2008, and 2007, respectively.

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

13. STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL

     Authorized capital stock of Bancorp at December 31, 2009, includes 50,000,000 shares of Common Stock, no par value, and 10,000,000 shares of Preferred Stock, no par value, of which 2,000,000 shares had been designated as Mandatorily Convertible Cumulative Participating Preferred Stock, Series A (“Series A Preferred Stock”) and 600,000 shares had been designated as Mandatorily Convertible Cumulative Participating Preferred Stock, Series B (“Series B Preferred Stock”). At December 31, 2009, Bancorp had issued and outstanding 15,640,514 shares of Common Stock, 1,428,849 million shares of Series A Preferred Stock, and 121,328 shares of Series B Preferred Stock. No Preferred Stock was issued and outstanding at December 31, 2008.

     On January 20, 2010, the Company’s shareholders approved (i) an amendment of Bancorp's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock to 250,000,000 and correspondingly to increase the total number of authorized shares of all classes of stock from 60,000,000 to 260,000,000, and (ii) conversion of the outstanding Preferred Stock into Common Stock as required by the rules of The Nasdaq Stock Market (such approvals, the "Shareholder Approvals").

     Under the Company’s stock repurchase plan, the Company can purchase up to 4.88 million shares of the Company’s Common Stock. The Company did not repurchase any shares in 2009 nor does it anticipate repurchasing any shares in the foreseeable future. Total shares available for repurchase under this plan are 1,052,000 at December 31, 2009.

      Preferred stock. In October 2009, Bancorp issued 1,428,849 shares of Series A Preferred Stock in connection with its private capital raise. These shares automatically converted into an aggregate of 71,442,450 shares of Common Stock following receipt of the Shareholder Approvals on January 20, 2010.

     In addition, Bancorp issued an aggregate of 121,328 shares of Series B Preferred Stock in the transactions. These shares will automatically convert into an aggregate of 6,066,400 shares of Common Stock upon transfer of the Series B Preferred Stock to third parties in a widely dispersed offering.

     The Series B Preferred Stock is not subject to the operation of a sinking fund and has no participation rights. The Series B Preferred Stock is not redeemable by the Company and is perpetual with no maturity. The holders of Series B Preferred Stock have no general voting rights. If the Board of Directors declares and pays a dividend in respect of Common Stock, it must declare and pay to the holders of the Series B Preferred Stock on the same date a dividend in an amount per share of the Series B Preferred Stock determined in accordance with the Restated Articles of Incorporation that is intended to provide such holders dividends in the amount they would have received if shares of Series B Preferred Stock had been converted into Common Stock as of that date. There are no accrued dividends or dividends in arrears on Series B Preferred Stock at December 31, 2009.

     Warrants to purchase Series B Preferred Stock. Also in October 2009 as part of the private capital raise, Bancorp issued Class C Warrants to purchase an aggregate of 240,000 shares of Series B Preferred Stock at an exercise price of $100.00 per share. The Warrants are immediately exercisable and will expire on October 23, 2016. Following receipt of the Shareholder Approvals, shares of Series B Preferred Stock issuable upon exercise of the Warrants will automatically convert into an aggregate of 12.0 million shares of Common Stock upon transfer of the Series B Preferred Stock to third parties in a widely dispersed offering.

13. STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL (continued)

     The Company allocated the proceeds of $21.1 million from the issuance of the Series B Preferred Stock and Warrants between the two based on their relative fair values. The fair value allocated to the warrant was $11.1 million. The Warrants will not impact earnings per share during periods in which Bancorp has net losses attributable to common shareholders since the effect would be anti-dilutive or during periods in which the exercise price of the Warrants exceeds the average price of shares of Bancorp’s Commons Stock.

     Regulatory Capital. The Federal Reserve and Federal Deposit Insurance Corporation (“FDIC”) have established minimum requirements for capital adequacy for bank holding companies and nonmember banks. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, Bancorp and the Bank must meet specific capital guidelines that involve quantitative measures of assets, liabilities and certain off balance sheet items. The Federal Reserve and FDIC risk based capital guidelines require banks and bank holding companies to have a ratio of Tier 1 capital to total risk weighted assets of at least 4%, and a ratio of total capital to total risk weighted assets of 8% or greater. In addition, the leverage ratio of Tier 1 capital to total average assets less intangibles is required to be at least 4%. Bancorp and its bank subsidiary’s capital components, classification, risk weightings and other factors are also subject to qualitative judgments by regulators. Failure to meet minimum capital requirements can initiate certain action by regulators that, if undertaken, could have a material effect on Bancorp’s financial statements.

     On October 26, 2009, Bancorp announced that the Bank had entered into a Stipulation and Consent with the FDIC and the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities (the “DFCS”), agreeing to the issuance of an Order to Cease and Desist (the “Consent Order”) effective as of October 22, 2009. The Consent Order requires that no later than December 31, 2009, and during the life of the Consent Order, the Bank shall maintain: (a) a Tier 1 capital to total assets leverage ratio (“Leverage ratio”) at least equal to or greater than 10%; and (b) a ratio of qualifying total capital to risk-weighted assets (“Total risk-based capital ratio”) at least equal to or greater than 12%. As of December 31, 2009, the Bank satisfied both of the capital measures required under the Consent Order.

     The Bank’s year end 2009 regulatory capital ratios improved significantly from December 31, 2008 as a result of Bancorp’s $134.2 million capital contribution to the Bank following the October 2009 private capital raise. The total capital ratio at the Bank improved to 15.37% at December 31, 2009, from 10.91% at December 31, 2008, while Bank Tier 1 capital increased from 9.66% to 14.11% over the same period. As of December 31, 2009, the Bank met the capital level requirements of well capitalized banks, which include a minimum total risk-based capital ratio of 10%, a minimum Tier 1 risk-based capital ratio of 6%, and a minimum leverage ratio of 5%. However, the Bank is not "well capitalized" for many regulatory purposes as long as the Consent Order is in effect.

     The following table presents the capital measures of Bancorp and the Bank as of December 31, 2009 and 2008:

	2009				2008
			Amount	Percent			Amount	Percent
			Required For	required for			Required For	required for
			Minimum	Minimum			Minimum	Minimum
(Dollars in thousands)			Capital	Capital			Capital	Capital
	Amount	Ratio	Adequacy	Adequacy	Amount	Ratio	Adequacy	Adequacy
Tier 1 risk-based capital
West Coast Bancorp	$147,153	7.17%	$82,047	4%	$236,601	9.96%	$95,015	4%
West Coast Bank	289,236	14.11%	$81,894	4%	229,167	9.66%	94,911	4%

Total risk-based capital
West Coast Bancorp	$187,359	9.13%	$164,094	8%	$266,296	11.21%	$190,030	8%
West Coast Bank	315,027	15.37%	163,969	8%	258,830	10.91%	159,822	8%

Leverage ratio
West Coast Bancorp	$147,153	5.37%	$109,635	4%	$236,601	9.46%	$100,046	4%
West Coast Bank	289,236	10.57%	109,454	4%	229,167	9.17%	99,928	4%

14. STOCK PLANS

     At December 31, 2009, Bancorp maintained two stock option plans—the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Stock Option Plan. No additional grants may be made under plans other than the 2002 Plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options and restricted stock awards for up to 2.1 million shares, of which 31,429 shares remained available for issuance as of December 31, 2009.

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

     The following table presents information on stock options outstanding for the periods shown:

		2009		2008		2007
		Weighted		Weighted		Weighted
	2009 Common	Avg. Ex.	2008 Common	Avg. Ex.	2007 Common	Avg. Ex.
	Shares	Price	Shares	Price	Shares	Price
Balance, beginning of year	1,407,515	$16.41	1,311,585	$16.97	1,470,036	$16.61
Granted	421,900	2.31	178,000	12.73	11,900	31.53
Exercised	-	-	(2,622)	9.46	(161,834)	14.36
Forfeited/expired	(82,663)	14.90	(79,448)	17.56	(8,517)	25.17
Balance, end of year	1,746,752	$13.08	1,407,515	$16.41	1,311,585	$16.97
Exercisable, end of year	1,245,135		1,150,201		1,099,940

     The average fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. There were no non-qualified director stock options granted in 2007. The following table presents the assumptions used in the fair value calculation:

	Non-Qualified Director Options		Employee Options
	2009	2008	2009	2008	2007
Risk Free interest rates	1.64%	2.75%	1.64%	2.75%-3.52%	4.44%-4.78%
Expected dividend	1.22%	3.60%	0%-1.22%	3.60%-4.18%	1.48%-1.66%
Expected lives, in years	4	4	4	4	4
Expected volatility	37%	27%	37%	27%	23%
Fair value of options granted	$ 0.65	$ 2.20	$0.65	$2.20	$6.80

     As of December 31, 2009, outstanding stock options consist of the following:

			Options	Weighted Avg.	Weighted Avg.		Weighted Avg.
Exercise Price Range			Outstanding	Remaining Life	Exercise Price	Options Exercisable	Exercise Price
$2.31	-	$9.20	473,185	$8.29	3.09	122,535	$5.33
9.55	-	12.75	472,325	3.46	11.53	357,183	11.15
12.77	-	20.64	506,346	3.63	17.12	506,346	17.12
21.07	-	34.13	294,896	5.35	24.62	259,071	24.13
Total			1,746,752	$5.14	13.08	1,245,135	$15.71

14. STOCK PLANS (continued)

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

(Dollars in thousands, except share and per share data)	Year ended December 31,
	2009	2008	2007
Intrinsic value of options exercised in the period	$-	$6	$2,706

Stock options fully vested and expected to vest:
Number	1,704,448	1,375,273	1,235,652
Weighted average exercise price	$13.08	$16.10	$16.85
Aggregate intrinsic value	$-	$-	$2,044
Weighted average contractual term of options	5.5 years	4.7 years	4.9 years

Stock options vested and currently exercisable
Number	1,245,135	1,150,201	1,099,940
Weighted average exercise price	$15.71	$16.09	$15.47
Aggregate intrinsic value	$-	$-	$4,385
Weighted average contractual term of options	4.0 years	3.9 years	4.4 years

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

     Restricted stock consists of the following for the years ended December 31, 2009, 2008 and 2007:

		Weighted		Weighted		Weighted
		Average		Average		Average
		Grant		Grant		Grant
	2009 Restricted	Date Fair	2008 Restricted	Date Fair	2007 Restricted	Date Fair
	Shares	Value	Shares	Value	Shares	Value
Balance, beginning of year	210,768	$18.41	148,317	$27.97	123,746	$24.22
Granted	-	-	127,900	11.48	74,170	31.68
Vested	(71,183)	20.85	(59,949)	26.53	(47,583)	23.93
Forfeited	(2,905)	22.44	(5,500)	26.26	(2,016)	30.09
Balance, end of year	136,680	$17.06	210,768	$18.41	148,317	$27.97

Weighted avg. remaining
recognition period	1.29 years		1.40 years		1.34 years

     The following table presents stock-based compensation expense for employees and directors related to restricted stock and stock options for the periods shown:

	Twelve months ended December 31,
(Dollars in thousands)	2009	2008	2007
Restricted stock expense	$1,106	$2,301	$1,530
Stock option expense	414	564	500
Total stock-based compensation expense	$1,520	$2,865	$2,030

Tax benefit recognized on share-based expense	$578	$1,089	$771

     The balance of unearned compensation related to unvested restricted stock granted as of December 31, 2009 and 2008 was $1.2 million and $2.2 million, respectively. The December 31, 2009 unearned compensation balance is expected to be recognized over a weighted average period of 1.3 years. There was no cash received from stock option exercises for the twelve months ended December 31, 2009 and 2008, respectively. The Company had no tax benefits from disqualifying dispositions involving incentive stock options, the exercise of non-qualified stock options, and the vesting and release of restricted stock for the twelve months ended December 31, 2009 and 2008.

15. COMPREHENSIVE INCOME (LOSS)

     The following table displays the components of other comprehensive income (loss) for the last three years:

(Dollars in thousands)	Year ended December 31,
	2009	2008	2007
Net income (loss) as reported	$(91,213)	$(6,313)	$16,842

Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising during the year	4,082	(7,480)	(291)
Tax (provision) benefit	(1,538)	2,891	114
Unrealized holding gains (losses) arising during the year, net of tax	2,544	(4,589)	(177)

Unrealized (losses) gains on derivatives- cash flow hedges	-	-	28
Tax benefit (provision)	-	-	(11)
Unrealized (losses) gains on derivatives- cash flow hedges, net of tax	-	-	17

Less: Reclassification adjustment for impairment and
(gains) losses on sales of securities	(641)	5,558	67
Tax provision (benefit)	246	(2,136)	(26)
Net realized (gains) losses, net of tax	(395)	3,422	41

Total comprehensive income (loss)	$(89,064)	$(7,480)	$16,723

16. EARNINGS (LOSS) PER SHARE

     The following tables reconcile the numerator and denominator of the basic and diluted earnings (loss) per share computations:

(Dollars and shares in thousands, except per share amounts)
	December 31, 2009	December 31, 2008	December 31, 2007
Net earnings (loss)	$(91,213)	$(6,313)	$16,842
Net earnings (loss) allocated to participating restricted stock	(728)	(44)	148
Net earnings (loss) available to common stock holders	$(90,485)	$(6,269)	$16,694

Weighted average common shares outstanding -basic	15,510	15,472	15,507
Common stock equivalents from:
Stock options	-	-	497
Restricted stock	-	-	41
Weighted average common shares outstanding -diluted	15,510	15,472	16,045

Basic earnings (loss) per share	$(5.83)	$(0.41)	$1.08
Diluted earnings (loss) per share	$(5.83)	$(0.41)	$1.04

Stock option and restricted shares excluded due to anti-dilutive effect	1,883	60	145

17. INCOME TAXES

     The components of the (benefit) provision for income taxes for the last three years were:

(Dollars in thousands)	Year ended December 31,
	2009	2008	2007
Current
Federal	$(24,220)	$(9,717)	$17,401
State	(6,982)	(1,692)	2,599
	(31,202)	(11,409)	20,000
Deferred
Federal	10,335	3,302	(11,143)
State	1,591	509	(1,736)
	11,926	3,811	(12,879)
Total
Federal	(13,885)	(6,415)	6,258
State	(5,391)	(1,183)	863
Total (benefit) provision for income taxes	$(19,276)	$(7,598)	$7,121

     The deferred Federal and State tax expense includes a deferred tax asset valuation allowance of $21.0 million for the year ended December 31, 2009.

     The reconciliation between the Company’s effective tax rate on income (loss) and the statutory rate is as follows:

(Dollars in thousands)	Year ended December 31,
	2009	2008	2007
Expected federal income tax (benefit) provision 1	$(38,671)	$(4,730)	$8,387
State income tax, net of federal income tax effect	(3,504)	(769)	561
Interest on obligations of state and political subdivisions
exempt from federal tax	(1,148)	(1,302)	(1,247)
Federal low income housing tax credits	(972)	(880)	(598)
Bank owned life insurance	(307)	(309)	(303)
Stock options	123	177	149
Goodwill impairment	4,570	-	-
Change in deferred tax asset valuation allowance	20,999	-	-
Other, net	(366)	215	172
Total (benefit) provision for income taxes	$(19,276)	$(7,598)	$7,121

1	Federal income tax provision applied at 34% in 2008 and 35% in all other periods.

     The Company has recorded income tax net operating loss and tax credit carryforwards related to state tax losses in 2008 and 2009, as well as state and federal tax credits that cannot be used against current or prior period federal and state income. The amount of deferred tax assets related to state net operating loss carryforwards is $3.6 million at December 31, 2009. State and federal tax credit carryforwards are $1.5 million at December 31, 2009. The following table summarizes the expiration dates of state loss and tax credit carryforwards:

(Dollars in thousands)
Year of expiration	Type	Amount
2023-2024	State net operating losses	$3,630
2016-2017	State tax credits- business energy	436
2013-2014	State tax credits- low income housing	41
2029	Federal tax credits- low income housing	972

     The Company had no net operating loss carryforwards related to federal income taxes at December 31, 2009 as recently implemented tax legislation was passed which increased the tax loss carryback period from two years to five years. This enabled the Company to carry back its entire 2009 loss against prior period taxable income; therefore, no net operating loss carryforward for federal income taxes was recorded.

17. INCOME TAXES (continued)

     Net deferred taxes are included in other assets on the Company’s balance sheet. The tax effect of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities as of December 31, 2009 and 2008 are presented below:

(Dollars in thousands)	December 31,
	2009	2008
Deferred tax assets:
Allowance for loan losses	$14,792	$11,114
Reserve for unfunded commitments	357	390
Net unrealized loss on investments
available for sale	952	1,035
Deferred employee benefits	1,484	1,356
Loss on impairment of securities	-	2,840
Stock option and restricted stock	682	796
Valuation allowance on OREO	3,647	1,506
Capitalized OREO expenses	889	629
State net operating loss carryforwards	3,630	-
State business energy and low income housing tax credits	477	-
Federal low income housing tax credits	972	-
Deferred tax asset valuation allowance	(20,999)	-
Other	1,041	1,173
Total deferred tax assets	7,924	20,839

Deferred tax liabilities:
Accumulated depreciation	582	1,033
Loan origination costs	1,807	2,108
Federal Home Loan Bank stock dividends	1,893	1,893
Intangible assets	193	310
Other	200	237
Total deferred tax liabilities	4,675	5,581
Net deferred tax assets	$3,249	$15,258

     The Company assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. The Company’s accounting policy is to exclude deferred tax assets related to unrealized losses on its available for sale debt securities debt as these losses are expected to reverse and realization of the related deferred tax asset is not dependent on future taxable income. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three year period ended December 31, 2009. Such objective evidence limits the ability to consider other subjective evidence such as our projections for future growth. Based on this evaluation, as of December 31, 2009, a deferred tax asset valuation allowance of $21.0 million has been recorded in order to measure only the portion of the deferred tax assets that more likely than not will be realized. The amount of net deferred tax asset considered more likely than not to be realized is $3.2 million after consideration of the accounting policy discussed above and available tax strategies. The amount of the deferred tax asset considered realizable, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced or if objective negative evidence in the form of cumulative losses is no longer present and additional weight may be given to subjective evidence such as our projections for taxable income.

     Bancorp is subject to U.S. federal income tax and income tax of the State of Oregon. The years 2006 through 2008 remain open to examination for federal income taxes, and years 2005 through 2008 remain open for State examination. As of December 31, 2009 and 2008, Bancorp had no unrecognized tax benefits or uncertain tax positions. In addition, Bancorp had no accrued interest or penalties as of January 1, 2009 or December 31, 2009. It is Bancorp’s policy to record interest and penalties as a component of income tax expense.

18. TIME DEPOSITS

     Included in time deposits are deposits in denominations of $100,000 or greater, totaling $211.1 million and $290.0 million at December 31, 2009 and 2008, respectively. Interest expense relating to time deposits in denominations of $100,000 or greater was $5.9 million, $10.5 million, and $14.0 million for the years ended December 31, 2009, 2008 and 2007, respectively. Maturity amounts on Bancorp’s time deposits include $384.1 million in 2010, $113.3 million in 2011, $21.2 million in 2012, $2.1 million in 2013, and $3.8 million in 2014. Included in the maturity amounts are $1.7 million in variable rate time deposits that reprice monthly with maturities in the first quarter of 2010.

19. FAIR VALUE MEASUREMENT

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

     Assets are classified as level 1-3 based on the lowest level of input that has a significant effect on fair value. The following definitions describe the level 1-3 categories for inputs used in the tables presented below.
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
     The following table presents fair value measurements for assets that are measured at fair value on a recurring basis subsequent to initial recognition:

		Fair value measurements at December 31, 2009, using

		Quoted prices in active	Other observable	Significant
	Total fair value	markets for identical assets	inputs	unobservable inputs
(Dollars in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Trading securities	$731	$731	$-	$-
Available for sale securities:
U.S. Treasury securities	25,007	25,007	-	-
U.S. Government agency securities	103,988	-	103,988	-
Corporate securities	9,753	-	-	9,753
Mortgage-backed securities	344,294	-	344,294	-
Obligations of state and political subdivisions	70,018	-	69,045	973
Equity investments and other securities	9,217	1	9,216	-
Total recurring assets measured at fair value	$563,008	$25,739	$526,543	$10,726

		Fair value measurements at December 31, 2008, using

		Quoted prices in active	Other observable	Significant
	Total fair value	markets for identical assets	inputs	unobservable inputs
(Dollars in thousands)	December 31, 2008	(Level 1)	(Level 2)	(Level 3)
Trading securities	$1,546	$1,546	$-	$-
Available for sale securities:
U.S. Treasury securities	223	223	-	-
U.S. Government agency securities	7,387	-	7,387	-
Corporate securities	10,877	-	1,357	9,520
Mortgage-backed securities	92,566	-	92,566	-
Obligations of state and political subdivisions	82,398	-	82,398	-
Equity investments and other securities	5,064	-	5,064	-
Total recurring assets measured at fair value	$200,061	$1,769	$188,772	$9,520

19. FAIR VALUE MEASUREMENT (continued)

     The Company did not have any transfers between level 1, level 2, or level 3 instruments during the year ended December 31, 2009. In addition, the Company had no material changes in valuation techniques for recurring and nonrecurring assets measured at fair value from the year ended December 31, 2008.

     The following table represents a reconciliation of level 3 instruments for assets that are measured at fair value on a recurring basis for the full year 2009 and 2008:

	Twelve months ended December 31, 2009

		Gains (loss)	Reclassification of
		included in other	losses from adjustment		Balance
	Balance January	comprehensive	for impairment of	Purchases, Issuances,	December 31,
(Dollars in thousands)	1, 2009	income (loss)	securities	and Settlements	2009
Corporate securities	$9,520	$165	$68	$-	$9,753
Obligations of state and political
subdivisions	-	(31)	-	1,004	973
Fair value	$9,520	$134	$68	$1,004	$10,726

	Twelve months ended December 31, 2008

		Gains (loss)	Reclassification of
		included in other	losses from adjustment		Balance
	Balance January	comprehensive	for impairment of	Purchases, Issuances,	December 31,
(Dollars in thousands)	1, 2008	income (loss)	securities	and Settlements	2008
Corporate securities	$13,948	$(7,572)	$3,144	$-	$9,520
Fair value	$13,948	$(7,572)	$3,144	$-	$9,520

     The losses from adjustments for OTTI of securities were recognized in noninterest income in the consolidated income statement.

     The following method was used to estimate the fair value of each class of financial instrument:

Trading securities – Trading securities held at December 31, 2009, are related solely to bonds, equity securities and mutual funds held in a rabbi trust for the benefit of the Company’s deferred compensation plans. Fair values for trading securities are based on quoted market prices.

Available for Sale Securities - Fair values for available for sale securities are based on quoted market prices when available. When quoted market prices are not readily accessible or available, the use of alternative approaches such as matrix or model pricing or indicators from market makers is used. Our level 3 assets consist of pooled trust preferred securities and auction rate securities. The fair values of these securities were estimated using the discounted cash flow method. The fair value for these securities used inputs for base case default, recovery and prepayment rates to estimate the probable cash flows for the security. The estimated cash flows were discounted using a rate for comparably rated securities adjusted for an additional liquidity premium.

     Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and OREO. For the twelve months ended December 31, 2009, certain loans held for sale were subject to the lower of cost or market method of accounting. However, there were no impairments recognized on loans held for sale in 2009. For the twelve months ended December 31, 2009, certain loans included in Bancorp’s loan portfolio were deemed impaired. OREO that was taken into possession during 2009 was measured at estimated fair value less sales expense. In addition, during 2009, certain properties were written down $18.6 million to reflect additional decreases in their fair market value after initial recognition at the time the property was placed into OREO.

19. FAIR VALUE MEASUREMENT (continued)

     There were no nonrecurring level 1 or 2 fair value measurements in 2009 or 2008. The following table represents the level 3 fair value measurements for nonrecurring assets for the periods presented:

	Twelve months ended December 31, 2009
(Dollars in thousands)	Impairment	Fair Value (1)
Loans measured for impairment	$82,345	$212,311
OREO	18,562	162,153
Goodwill	13,059	-
Total nonrecurring assets measured at fair value	$113,966	$374,464

(1)	Fair value excludes costs to sell collateral.

	Twelve months ended December 31, 2008
(Dollars in thousands)	Impairment	Fair Value
Loans measured for impairment	$56,563	$221,197
OREO	4,785	65,492
Total nonrecurring assets measured at fair value	$61,348	$286,689

     The following methods were used to estimate the fair value of each class of financial instrument above:

     Impaired loans - A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral. A significant portion of the Bank's impaired loans are measured using the fair market value of the collateral.

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

     Investment Securities - For substantially all securities within the following categories U.S. Treasuries, U.S. Government agencies, mortgage-backed, obligations of state and political subdivisions, and equity investments and other securities held for investment purposes fair values are based on quoted market prices or dealer quotes if available. If a quoted market price is not available due to illiquidity, fair value is estimated using quoted market prices for similar securities or other modeling techniques. If neither a quoted market price nor market prices for similar securities are available, fair value is estimated by discounting expected cash flows using a market derived discount rate as of the valuation date. See Note 19, “Fair Value Measurement” of the notes to consolidated financial statements for more detail.

     For the pooled trust preferred securities within our corporate securities portfolio held for investment purposes and our auction rate securities within our obligations of state and political subdivisions portfolio, we have concluded that valuations from the available quoted market prices appear to be distressed transactions. The inactivity for our pooled trust preferred securities and auction rate securities is evidenced by the sustained wide bid-ask spread in the brokered markets in which pooled trust preferred securities and auction rate securities trade, and a significant decrease in the volume of trades relative to historical levels. We believe available quotes incorporate illiquidity and “fear” discounts beyond what cash flow projections indicate. The fair value for these securities used inputs for base case default, recovery and prepayment rates to estimate the probable cash flows for the security. The estimated cash flows were discounted using a rate for comparably rated securities adjusted for an additional liquidity premium.

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

20. FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     Commitments to extend credit, standby letters of credit and financial guarantees - The majority of our commitments to extend credit carry current market interest rates if converted to loans. Because these commitments are generally unassignable by either the borrower or the Bank, they only have value to the borrower and the Bank.

     The estimated fair values of financial instruments at December 31, 2009, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$303,097	$303,097
Trading securities	731	731
Investment securities available for sale	567,277	567,277
Federal Home Loan Bank stock	12,148	12,148
Net loans (net of allowance for loan losses
and including loans held for sale)	1,687,528	1,575,033
Bank owned life insurance	24,417	24,417

FINANCIAL LIABILITIES:
Deposits	$2,146,884	$2,151,850
Short-term borrowings	12,600	12,600
Long-term borrowings	250,699	256,841

Junior subordinated debentures-variable	51,000	17,850

     The estimated fair values of financial instruments at December 31, 2008 are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$64,778	$64,778
Trading securities	1,546	1,546
Investment securities available for sale	198,515	198,515
Federal Home Loan Bank stock	10,843	10,843
Net loans (net of allowance for loan losses
and including loans held for sale)	2,038,736	1,915,769
Bank owned life insurance	23,525	23,525

FINANCIAL LIABILITIES:
Deposits	$2,024,379	$2,030,079
Short-term borrowings	132,000	132,000
Long-term borrowings	91,059	94,049

Junior subordinated debentures-variable	45,000	23,921
Junior subordinated debentures-fixed	6,000	4,041

21. FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

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

     The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. As of December 31, 2009, outstanding commitments consist of the following:

	Contract or	Contract or
	Notional Amount	Notional Amount
(Dollars in thousands)	December 31, 2009	December 31, 2008
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$260,934	$348,428
Real estate construction
Two-step loans	-	152
Other than two-step loans	15,044	52,845
Total real estate construction	15,044	52,997
Real estate mortgage
Mortgage	4,063	2,251
Home equity line of credit	164,638	190,122
Total real estate mortgage loans	168,701	192,373
Commercial real estate	10,832	18,916
Installment and consumer	12,147	15,779
Other 1	10,363	8,251
Standby letters of credit and financial guarantees	9,491	14,030
Account overdraft protection instruments	76,919	59,175
Total	$564,431	$709,949

1
The category “other” represents commitments extended to clients or borrowers that have been extended but not yet fully executed. These extended commitments are not yet classified nor have they been placed into our loan system.

     Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the Bank’s credit evaluation of the customer. Collateral held varies, but may include real property, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

     Standby letters of credit are conditional commitments issued to support a customer’s performance or payment obligation to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     Interest rates on residential 1-4 family mortgage loan applications are typically rate locked during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days. These loans are locked with various qualified investors under a best-efforts delivery program. The Company makes every effort to deliver these loans before their rate locks expire. This arrangement generally requires the Bank to deliver the loans prior to the expiration of the rate lock. Delays in funding the loans may require a lock extension. The cost of a lock extension at times is borne by the borrower and at times by the Bank. These lock extension costs paid by the Bank are not expected to have a material impact on operations. This activity is managed daily.

22. PARENT COMPANY ONLY FINANCIAL DATA

     The following sets forth the condensed financial information of West Coast Bancorp on a stand-alone basis:

WEST COAST BANCORP
UNCONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)	2009	2008
Assets:
Cash and cash equivalents	$10,965	$2,031
Investment in bank subsidiary	289,883	241,701
Investment in other subsidiaries	3,036	4,152
Other assets	1,884	3,948
Total assets	$305,768	$251,832

Liabilities and stockholders’ equity:
Junior subordinated debentures	$51,000	$51,000
Other liabilities	5,710	2,645
Total liabilities	56,710	53,645
Stockholders’ equity	249,058	198,187
Total liabilities and stockholders’ equity	$305,768	$251,832

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF INCOME (LOSS)

Year ended December 31 (Dollars in thousands)	2009	2008	2007
Income:
Cash dividends from Bank	$-	$6,000	$7,000
Other income	10	10	10
Total income	10	6,010	7,010
Expenses:
Interest expense	1,483	2,635	3,612
Other expense	905	869	699
Total expense	2,388	3,504	4,311
Income (loss) before income taxes and equity in
undistributed earnings (loss) of the subsidiaries	(2,378)	2,506	2,698
Income tax benefit	927	1,363	1,678
Net income (loss) before equity in undistributed
earnings (loss) of the subsidiaries	(1,451)	3,869	4,376
Equity in undistributed earnings (loss) of the subsidiaries	(89,762)	(10,182)	12,466
Net income (loss)	$(91,213)	$(6,313)	$16,842

22. PARENT COMPANY ONLY FINANCIAL DATA (continued)

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (Dollars in thousands)	2009	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(91,213)	$(6,313)	$16,842
Adjustments to reconcile net income to net cash
provided by operating activities:
Undistributed (earnings) loss of subsidiaries	89,762	10,182	(12,466)
(Increase) decrease in other assets	1,633	(1,805)	(2,295)
Increase in other liabilities	3,222	5	415
Excess tax deficiency associated with stock plans	(496)	-	-
Stock based compensation expense	1,520	2,865	2,030
Net cash provided by operating activities	4,428	4,934	4,526

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiaries	(134,248)	-	(5,000)
Net cash used in investing activities	(134,248)	-	(5,000)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of junior subordinated debentures, net of costs	-	-	17,500
Repayment of junior subordinated debentures	-	-	(7,500)
Activity in deferred compensation plan	(1)	(50)	(84)
Proceeds from issuance of common stock	-	25	2,325
Redemption of stock pursuant to stock plans	(22)	(190)	(639)
Tax adjustment associated with stock plans	-	(287)	853
Repurchase of common stock	-	-	(5,847)
Proceeds from issuance of preferred stock, net of costs	139,248	-	-
Cash dividends paid	(471)	(6,503)	(7,765)
Other, net	-	-	17
Net cash provided by (used in) financing activities	138,754	(7,005)	(1,140)

Net increase (decrease) in cash and cash equivalents	8,934	(2,071)	(1,614)
Cash and cash equivalents at beginning of year	2,031	4,102	5,716
Cash and cash equivalents at end of year	$10,965	$2,031	$4,102

     During the years ended December 31, 2009 and 2008, the Parent Company made non-cash capital contributions of $.43 million and $9.83 million, respectively, to the Bank in the form of an intercompany tax settlement.

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

	As of and for the year ended
(Dollars in thousands)	December 31, 2009
	Banking	Other	Intercompany	Consolidated
Interest income	$112,068	$82	$-	$112,150
Interest expense	31,941	1,482	-	33,423
Net interest income (expense)	80,127	(1,400)	-	78,727
Provision for credit losses	90,057	-	-	90,057
Noninterest income	7,208	3,032	(1,111)	9,129
Noninterest expense	105,917	3,482	(1,111)	108,288
Loss before income taxes	(108,639)	(1,850)	-	(110,489)
Benefit for income taxes	(18,555)	(721)	-	(19,276)
Net loss	$(90,084)	$(1,129)	$-	$(91,213)

Depreciation, amortization and accretion	$8,253	$28	$-	$8,281
Assets	$2,729,453	$17,370	$(13,276)	$2,733,547
Goodwill	$-	$-	$-	$-
Loans, net	$1,686,352	$-	$-	$1,686,352
Deposits	$2,159,342	$-	$(12,458)	$2,146,884
Equity	$288,477	$(39,419)	$-	$249,058

	As of and for the year ended
(Dollars in thousands)	December 31, 2008
	Banking	Other	Intercompany	Consolidated

Interest income	$140,767	$79	$-	$140,846
Interest expense	46,061	2,635	-	48,696
Net interest income (expense)	94,706	(2,556)	-	92,150
Provision for credit losses	40,367	-	-	40,367
Noninterest income	22,429	3,329	(1,129)	24,629
Noninterest expense	87,836	3,616	(1,129)	90,323
Loss before income taxes	(11,068)	(2,843)	-	(13,911)
Benefit for income taxes	(6,489)	(1,109)	-	(7,598)
Net loss	$(4,579)	$(1,734)	$-	$(6,313)

Depreciation, amortization and accretion	$4,493	$27	$-	$4,520
Assets	$2,511,006	$9,470	$(4,336)	$2,516,140
Goodwill	$13,059	$-	$-	$13,059
Loans, net	$2,035,876	$-	$-	$2,035,876
Deposits	$2,027,899	$-	$(3,520)	$2,024,379
Equity	$241,701	$(43,514)	$-	$198,187

23. SEGMENT AND RELATED INFORMATION (continued)

	As of and for the year ended
(Dollars in thousands)	December 31, 2007
	Banking	Other	Intercompany	Consolidated
Interest income	$183,067	$123	$-	$183,190
Interest expense	64,857	3,613	-	68,470
Net interest income (expense)	118,210	(3,490)	-	114,720
Provision for credit losses	38,956	-	-	38,956
Noninterest income	30,724	3,721	(947)	33,498
Noninterest expense	82,466	3,780	(947)	85,299
Income (loss) before income taxes	27,512	(3,549)	-	23,963
Provision (benefit) for income taxes	8,505	(1,384)	-	7,121
Net income (loss)	$19,007	$(2,165)	$-	$16,842

Depreciation, amortization and accretion	$4,719	$28	$-	$4,747
Assets	$2,641,630	$10,937	$(5,953)	$2,646,614
Goodwill	$13,059	$-	$-	$13,059
Loans, net	$2,125,752	$-	$-	$2,125,752
Deposits	$2,100,018	$-	$(5,186)	$2,094,832
Equity	$244,047	$(35,806)	$-	$208,241

24. RELATED PARTY TRANSACTIONS

     As of December 31, 2009 and 2008, the Bank had loan commitments to directors, senior officers, principal stockholders and their related interests totaling $6.3 million and $26.7 million, respectively. These commitments and the loan balances below were made substantially on the same terms in the course of ordinary banking business, including interest rates, maturities and collateral as those made to other customers of the Bank.

     The following table presents a summary of outstanding balances for loans made to directors, senior officers, and principal stockholders of the Company and their related interests:

(Dollars in thousands)	December 31,
	2009	2008
Balance, beginning of period	$22,861	$18,890
New loans and advances	1,199	21,775
Principal payments and payoffs	(20,167)	(17,804)
Balance, end of period	$3,893	$22,861

25. QUARTERLY FINANCIAL INFORMATION (unaudited)

2009
(Dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$26,948	$27,725	$28,869	$28,608
Interest expense	7,710	8,580	8,655	8,478
Net interest income	19,238	19,145	20,214	20,130
Provision for credit losses	35,233	20,300	11,393	23,131
Noninterest income (loss)	(6,148)	4,971	5,958	4,348
Noninterest expense	24,181	23,489	25,244	35,374
Loss before income taxes	(46,324)	(19,673)	(10,465)	(34,027)
Provision (benefit) for income taxes	2,543	(7,265)	(4,126)	(10,428)
Net loss	$(48,867)	$(12,408)	$(6,339)	$(23,599)

Loss per common share:
Basic	$(3.13)	$(0.79)	$(0.41)	$(1.51)
Diluted	$(3.13)	$(0.79)	$(0.41)	$(1.51)

2008
(Dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$32,017	$34,772	$35,745	$38,312
Interest expense	10,880	11,049	12,032	14,735
Net interest income	21,137	23,723	23,713	23,577
Provision for credit losses	16,517	9,125	6,000	8,725
Noninterest income	4,310	1,070	9,038	10,211
Noninterest expense	22,535	22,221	23,346	22,221
Income (loss) before income taxes	(13,605)	(6,553)	3,405	2,842
Provision (benefit) for income taxes	(4,924)	(4,237)	721	842
Net income (loss)	$(8,681)	$(2,316)	$2,684	$2,000

Earnings (loss) per common share:
Basic	$(0.56)	$(0.15)	$0.17	$0.13
Diluted	$(0.56)	$(0.15)	$0.17	$0.13

26. SUBSEQUENT EVENTS

     Shareholder approvals. On January 20, 2010, shareholders approved two proposals. The first proposal was to approve the amendment of the Company's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock to 250,000,000 (and, correspondingly, to increase the total number of authorized shares of all classes of stock from 60,000,000 to 260,000,000). The second proposal approved, for purposes of NASDAQ Listing Rule 5635, the issuance of shares of Common Stock in connection with the conversion of the Company's Series A Preferred Stock and Series B Preferred Stock into Common Stock in accordance with the Preferred Stock's terms. As a result of the shareholder approvals the Series A Preferred Stock issued in the October 2009 private capital raise automatically converted into 71,442,450 shares of Common Stock. The Series B Preferred Stock will convert automatically to Common Stock following the transfer of the Series B Preferred Stock to a third party in a widely dispersed offering.

     Rights Offering. On January 29, 2010, Bancorp announced the commencement of a $10.0 million rights offering of up to 5.0 million shares of Common Stock. Pursuant to the terms of the rights offering, the Company distributed to its common shareholders of record on January 19, 2010, non-transferable rights to subscribe for and purchase up to an aggregate of 5.0 million shares of its Common Stock (or 0.31787 subscription rights for each share of Common Stock owned) at a subscription price of $2.00 per share. The rights offering also included an over-subscription privilege pursuant to which each rights holder that exercised the basic subscription privilege in full was entitled to purchase additional shares of Common Stock that remained unsubscribed at the expiration of the rights offering, subject to a pro rata allocation of shares among persons exercising this over-subscription right if necessary.

     The rights offering expired on March 1, 2010, and was oversubscribed. As a result, Bancorp expects to issue 5.0 million shares of Common Stock in the rights offering and receive gross proceeds of $10.0 million. Over subscription requests were fulfilled on a pro rata basis. The excess subscription payments received by the subscription agent will be returned without interest.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management has evaluated, with the participation and under the supervision of our chief executive officer (“CEO”) and chief financial officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2009, the Company’s internal control over financial reporting is effective based on those criteria.

     The Company’s management has assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that West Coast Bancorp has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2009.

     The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2009, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
West Coast Bancorp
Lake Oswego, Oregon

We have audited the internal control over financial reporting of West Coast Bancorp and subsidiaries (the "Company") as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting and compliance with designated laws and regulations. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2009 of the Company and our report dated March 11, 2010, expressed an unqualified opinion on those financial statements.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
March 11, 2010

ITEM 9B. OTHER INFORMATION

     Bancorp held a Special Meeting of its Shareholders on January 20, 2010. Below is a brief description of matters considered and voted on by shareholders and the number of votes cast for, against or withheld on such matters.

1.	Converting certain shares of series A Preferred Stock to Common Stock for purposes of Section 5635 of the Nasdaq Marketplace Rules.

Votes for	Votes against	Abstentions
9,024,067	301,379	111,139

2.	Amendment to the Restated Articles of Incorporation to increase the number of authorized shares of Common Stock.

Votes for	Votes against	Abstentions
9,062,977	257,615	115,993

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)	Financial Statements:

The financial statements and related documents listed in the Index set forth in Item 8 of this report are filed as part of this report.

(2)	Financial Statements Schedules:

None.

(3)	Exhibits:

The response to this portion of Item 15 is submitted as a separate section of this report appearing immediately following the signature page and entitled “Index to Exhibits.”

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 11, 2010.

WEST COAST BANCORP

(Registrant)

By:	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2010.

Principal Executive Officer:
	/s/ Robert D. Sznewajs	President and CEO and Director
Robert D. Sznewajs

Principal Financial Officer:
	/s/ Anders Giltvedt	Executive Vice President and Chief Financial Officer
Anders Giltvedt

Principal Accounting Officer:
	/s/ Kevin M. McClung	Senior Vice President and Controller
Kevin M. McClung

Remaining Directors:
*Lloyd D. Ankeny, Chairman
*Michael J. Bragg
*Duane C. McDougall
*Steven J. Oliva
*Steven N. Spence
*David J. Truitt
*Nancy A. Wilgenbusch, PhD.
*By	/s/ Robert D. Sznewajs
Robert D. Sznewajs
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Exhibit
3.1	Restated Articles of Incorporation (as amended through January 20, 2010).

3.2	Amended and Restated Bylaws of the Company (as amended through February 9, 2010).

4.1	Form of Class C Warrant. Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 22, 2009, and filed with the Securities and Exchange Commission on October 28, 2009 (the "October 8-K").

4.2	Tax Benefit Preservation Plan, dated as of October 23, 2009, between West Coast Bancorp and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 4.4 to the October 8-K.

4.3	The Company has incurred long-term indebtedness as to which the amount involved is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish instruments relating to such indebtedness to the Commission upon its request.

10.1	Form of Indemnification Agreement for all directors and executive officers. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (the "2008 10-K").*

10.2	Change in Control Agreement between the Company and Robert D. Sznewajs dated January 1, 2004, and amended and restated December 30, 2008. Incorporated by reference to Exhibit 10.2 to the 2008 10-K.*

10.3	Change in Control Agreement between the Company and Anders Giltvedt dated January 1, 2004, and amended and restated December 30, 2008. Incorporated by reference to Exhibit 10.3 to the 2008 10-K.*

10.4	Change in Control Agreement between the Company and Xandra McKeown dated January 1, 2004, and amended and restated December 30, 2008. Incorporated by reference to Exhibit 10.4 to the 2008 10-K.*

10.5	Change in Control Agreement between the Company and James D. Bygland dated January 1, 2004 and amended and restated December 30, 2008. Incorporated by reference to Exhibit 10.5 to the 2008 10-K.*

10.6	Change in Control Agreement between the Company and Hadley Robbins dated March 5, 2007 and amended and restated December 30, 2008. Incorporated by reference to Exhibit 10.6 to the 2008 10-K.*

10.7	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Robert D. Sznewajs dated August 1, 2003, and amended and restated as of January 1, 2009. Incorporated by reference to Exhibit 10.7 to the 2008 10-K.*

10.8	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Anders Giltvedt dated August 1, 2003, and amended and restated as of January 1, 2009. Incorporated by reference to Exhibit 10.8 to the 2008 10-K.*

10.9	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Xandra McKeown dated August 1, 2003, and amended and restated as of January 1, 2009. Incorporated by reference to Exhibit 10.9 to the 2008 10-K.*

10.10	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and James D. Bygland dated August 1, 2003, and amended and restated as of January 1, 2009. Incorporated by reference to Exhibit 10.10 to the 2008 10-K.*

*Indicates a management contract or compensatory plan, contract or arrangement.

INDEX TO EXHIBITS (continued)

Exhibit No.	Exhibit
10.11	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Hadley Robbins dated April 1, 2007, and amended and restated as of January 1, 2009. Incorporated by reference to Exhibit 10.11 to the 2008 10-K.*

10.12	401(k) Profit Sharing Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-01649) filed March 12, 1996.*

10.13	Directors’ Deferred Compensation Plan. Incorporated by reference to Exhibit 10.13 to the 2008 10-K.*

10.14	Executives’ Deferred Compensation Plan. Incorporated by reference to Exhibit 10.14 to the 2008 10-K.*

10.15	1999 Stock Option Plan and Form of Agreement. Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-86113) filed August 30, 1999.*

10.16	2002 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10.17	Forms of Option Agreements, Restricted Stock Agreements and Restricted Stock Performance Award Agreement under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibits 10.3 through 10.7 to the September 2006 10-Q and Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.18	Employment Agreement dated effective as of January 1, 2008, between Robert D. Sznewajs and the Company. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 20, 2007.*

10.19	Form of Investment Agreement, dated as of October 23, 2009 by and between West Coast Bancorp and the investors party thereto. Incorporated by reference to Exhibit 10.1 to the October 8-K.

10.20	Order to Cease and Desist issued by the FDIC and Oregon Division of Finance and Corporate Securities to West Coast Bank on October 22, 2009. Incorporated by reference to Exhibit 10.2 to the October 8-K.

10.21	Stipulation and Consent to the Issuance of an Order to Cease and Desist among West Coast Bank and the FDIC and Oregon Division of Finance and Corporate Securities entered into on October 15, 2009. Incorporated by reference to Exhibit 10.3 to the October 8-K.

10.22	Written Agreement, dated as of December 18, 2009, by and among West Coast Bancorp, the Federal Reserve Bank of San Francisco and the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 18, 2009 and filed with the Securities and Exchange Commission on December 21, 2009.

10.23	Bulk Purchase and Sale Agreement, dated effective as of December 30, 2009, by and between West Coast Bank and S-Cap 09-5080, LLC, as amended. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 30, 2009 and filed with the Securities and Exchange Commission on January 6, 2010.

21	Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification.

31.2	Certification.

32	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002.

*Indicates a management contract or compensatory plan, contract or arrangement.