Form 10-Q
period 2010-03-31
WEST COAST BANCORP /NEW/OR/
filed 2010-05-10
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2010

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

[   ] Large Accelerated Filer [   ] Accelerated Filer [   ] Non-accelerated Filer [ X ] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [   ] No [ X ]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

     Common Stock, no par value: 93,723,143 shares outstanding as of April 30, 2010

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and shares in thousands, unaudited)	2010	2009
ASSETS

Cash and cash equivalents:
Cash and due from banks	$47,002	$47,708
Federal funds sold	3,859	20,559
Interest-bearing deposits in other banks	238,680	234,830
Total cash and cash equivalents	289,541	303,097
Trading securities	751	731
Investment securities available for sale, at fair value
(amortized cost: $569,509 and $564,615, respectively)	571,600	562,277
Federal Home Loan Bank stock, held at cost	12,148	12,148
Loans held for sale	615	1,176
Loans	1,666,933	1,724,842
Allowance for loan losses	(40,446)	(38,490)
Loans, net	1,626,487	1,686,352
Premises and equipment, net	28,018	28,476
Other real estate owned, net	45,238	53,594
Core deposit intangible, net	557	637
Bank owned life insurance	24,600	24,417
Other assets	62,154	60,642
Total assets	$2,661,709	$2,733,547

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand	$517,628	$542,215
Savings and interest bearing demand	415,212	422,838
Money market	636,786	657,306
Time deposits	495,797	524,525
Total deposits	2,065,423	2,146,884
Short-term borrowings	17,600	12,600
Long-term borrowings	245,699	250,699
Junior subordinated debentures	51,000	51,000
Reserve for unfunded commitments	853	928
Other liabilities	20,637	22,378
Total liabilities	2,401,212	2,484,489

Commitments and contingent liabilities (Note 8)

Stockholders' equity:
Preferred stock: no par value, 10,000 shares authorized;
Series A issued and outstanding: None at March 31, 2010, 1,429 at December 31, 2009	-	118,124
Series B issued and outstanding: 121 at March 31, 2010 and December 31, 2009	21,124	21,124
Common stock: no par value, 250,000 shares authorized;
issued and outstanding: 92,077 at March 31, 2010 and 15,641 at December 31, 2009	221,005	93,246
Retained earnings	17,062	17,950
Accumulated other comprehensive gain (loss)	1,306	(1,386)
Total stockholders' equity	260,497	249,058
Total liabilities and stockholders' equity	$2,661,709	$2,733,547

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF LOSS

	Three months ended
(Dollars and shares in thousands, except per share amounts, unaudited)	March 31, 2010	March 31, 2009
INTEREST INCOME:
Interest and fees on loans	$22,843	$26,117
Interest on taxable investment securities	3,611	1,707
Interest on nontaxable investment securities	596	771
Interest on deposits in other banks	145	12
Interest on federal funds sold	3	1
Total interest income	27,198	28,608

INTEREST EXPENSE:
Savings, interest bearing demand deposits and money market	1,620	2,581
Time deposits	2,673	3,904
Short-term borrowings	145	514
Long-term borrowings	1,857	990
Junior subordinated debentures	270	489
Total interest expense	6,565	8,478
Net interest income	20,633	20,130
Provision for credit losses	7,634	23,131
Net interest income (loss) after provision for credit losses	12,999	(3,001)

NONINTEREST INCOME:
Service charges on deposit accounts	3,596	3,805
Payment systems related revenue	2,536	2,137
Trust and investment services revenue	979	919
Gains on sales of loans	141	343
Net OREO valuation adjustments and gains (losses) on sales	(2,058)	(4,804)
Other noninterest income	757	1,942
Other-than-temporary impairment losses	-	(192)
Gains on sales of securities	457	198
Total noninterest income	6,408	4,348

NONINTEREST EXPENSE:
Salaries and employee benefits	11,175	11,195
Equipment	1,576	1,892
Occupancy	2,184	2,366
Payment systems related expense	1,004	919
Professional fees	861	927
Postage, printing and office supplies	804	795
Marketing	687	630
Communications	382	393
Goodwill impairment	-	13,059
Other noninterest expense	2,422	3,198
Total noninterest expense	21,095	35,374

LOSS BEFORE INCOME TAXES	(1,688)	(34,027)
BENEFIT FOR INCOME TAXES	(800)	(10,428)
NET LOSS	$(888)	$(23,599)

Basic loss per share	$(0.01)	$(1.51)
Diluted loss per share	$(0.01)	$(1.51)

Weighted average common shares	67,125	15,485
Weighted average diluted shares	67,125	15,485

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(Dollars in thousands, unaudited)	March 31, 2010	March 31, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(888)	$(23,599)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	2,184	926
Amortization of tax credits	271	330
Deferred income tax benefit	(800)	(2,728)
Amortization of intangibles	80	100
Provision for credit losses	7,634	23,131
Goodwill impairment	-	13,059
(Increase) decrease in accrued interest receivable	(214)	566
(Decrease) increase in other assets	329	(3,900)
Loss on impairment of securities	-	192
Gains on sales of securities	(457)	(198)
Net loss on disposal of premises and equipment	12	8
Other real estate owned valuation adjustments and loss on sales	2,058	4,804
Gains on sale of loans	(141)	(343)
Origination of loans held for sale	(5,379)	(20,148)
Proceeds from sales of loans held for sale	6,081	18,056
Increase in interest payable	222	52
Decrease in other liabilities	(4,937)	(2,167)
Increase in cash surrender value of bank owned life insurance	(184)	(187)
Stock based compensation expense	316	430
(Increase) decrease in trading securities	(20)	878
Net cash provided by operating activities	6,167	9,262

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	28,317	13,117
Proceeds from sales of available for sale securities	8,909	9,986
Purchase of available for sale securities	(42,854)	(58,545)
Purchase of Federal Home Loan Bank stock	-	(1,305)
Investments in tax credits	-	(9)
Loan principal collected in excess of loan originations	45,550	26,577
Proceeds from the sale of other real estate owned	11,301	4,048
Capital expenditures on other real estate owned	(1,116)	(602)
Capital expenditures on premises and equipment	(522)	(255)
Net cash provided (used) by investing activities	49,585	(6,988)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in demand, savings and interest
bearing transaction accounts	(52,733)	(3,705)
Net (decrease) increase in time deposits	(28,728)	31,423
Proceeds from issuance of short-term borrowings	-	324,100
Repayment of short-term borrowings	-	(371,100)
Proceeds from issuance of long-term borrowings	-	25,000
Increase in secured borrowings	2,834	-
Proceeds from issuance of common stock-Rights Offering	10,000	-
Costs of issuance of common stock-Rights Offering	(700)
Activity in deferred compensation plan	20	27
Redemption of stock pursuant to stock plans	(1)	(1)
Tax expense associated with equity plans	-	(13)
Cash dividends paid	-	(157)
Net cash (used) provided by financing activities	(69,308)	5,574

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(13,556)	7,848
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	303,097	64,778
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$289,541	$72,626

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
(Shares and dollars in thousands, unaudited)	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE, January 1, 2009	$-	15,696	$92,245	$107,542	$(1,600)	$198,187
Comprehensive loss:
Net loss	-	-	-	(91,213)	-	$(91,213)
Other comprehensive income, net of tax:
Net unrealized investment gain	-	-	-	-	2,149	2,149
Other comprehensive income, net of tax	-	-	-	-	-	2,149
Comprehensive loss	-	-	-	-	-	$(89,064)

Cumulative effect of adopting ASC 320	-	-	-	1,935	(1,935)	-
Cash dividends, $.02 per common share	-	-	-	(314)	-	(314)
Redemption of stock pursuant to stock plans	-	(12)	(22)	-	-	(22)
Issuance of Series A preferred stock, net of costs	118,124	-	-	-	-	118,124

Issuance of Series B preferred stock and warrant, net of costs	21,124	-	-	-	-	21,124
Activity in deferred compensation plan	-	(43)	(1)	-	-	(1)
Stock based compensation expense	-	-	1,520	-	-	1,520
Tax adjustment associated with stock plans	-	-	(496)	-	-	(496)
BALANCE, December 31, 2009	139,248	15,641	93,246	17,950	(1,386)	249,058

Comprehensive income:
Net loss	-	-	-	(888)	-	$(888)
Other comprehensive income, net of tax:
Net unrealized investment gain	-	-	-	-	2,692	2,692
Other comprehensive income, net of tax	-	-	-	-	-	2,692
Comprehensive income	-	-	-	-	-	$1,804

Redemption of stock pursuant to stock plans	-	(2)	(1)	-	-	(1)
Conversion of Series A Preferred Stock	(118,124)	71,442	118,124	-	-	-
Issuance of common stock-Rights Offering, net of costs	-	5,000	9,300	-	-	9,300
Activity in deferred compensation plan	-	(4)	20	-	-	20
Stock based compensation expense	-	-	316	-	-	316
BALANCE, March 31, 2010	$21,124	92,077	$221,005	$17,062	$1,306	$260,497

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information. In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”), and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust and Totten, Inc., after elimination of intercompany transactions and balances. The Company’s interim consolidated financial statements and related notes, including our significant accounting policies, should be read in conjunction with the audited financial statements and related notes, including its significant accounting policies, contained in the Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”).

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments of a normal, recurring nature that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations and cash flows for the three months ended March 31, 2010, are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or other future periods.

     Supplemental cash flow information. The following table presents supplemental cash flow information for the three months ended March 31, 2010 and 2009.

(Dollars in thousands)	Three months ended
	March 31,
	2010	2009
Supplemental cash flow information:
Cash paid (received) in the period for:
Interest	$6,343	$8,426
Income taxes	$-	$(4,331)
Noncash investing and financing activities:
Change in unrealized gain (loss) on available
for sale securities, net of tax	$2,692	$(315)
Dividends declared and accrued in other liabilities	$-	$157
Other Real Estate Owned and premises and equipment expenditures
accrued in other liabilities	$259	$112
Transfer of loans to OREO	$3,847	$25,249

     New accounting pronouncements.

     In April 2009, the Financial Accounting Standards Board (“FASB”) issued authoritative guidance included in Accounting Standards Codification (“ASC”) 320 “Investments – Debt and Equity Securities” that amended other-than-temporary impairment guidance for debt securities to require a new other-than-temporary impairment model that shifts the focus from an entity’s intent to hold the debt security until recovery to its intent, or expected requirement to sell the debt security. This guidance is intended to provide greater clarity to investors about the credit and noncredit component of an other-than-temporary impairment (“OTTI”) event and to more effectively communicate when an OTTI event has occurred. This guidance was applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it was adopted. The Company early adopted the guidance within ASC 320 as of March 31, 2009 to help users of its financial statements better understand the Company’s investment portfolio, including its pooled trust preferred securities. As of March 31, 2009, the Company recorded a cumulative increase in the opening balance of retained earnings of $1.9 million, after taxes of $1.2 million ($3.1 million pretax), to reflect the adjustment of previously recorded OTTI charges on pooled trust preferred securities. See Note 3 for additional detail on investment securities.

2. STOCK PLANS

     At March 31, 2010, Bancorp maintained two stock plans; the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Stock Option Plan. No additional grants may be made under the 1999 Stock Option Plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock based awards. At March 31, 2010, the Plan authorized the issuance of up to 2.1 million shares, of which 42,110 shares remained available for issuance. On April 26, 2010, shareholders approved a 2.0 million share increase in the shares available under the 2002 Plan.

     All outstanding stock options have an exercise price that is equal to the closing market value of Bancorp’s stock on the date the options were granted. Options granted under the 2002 Plan generally vest over a two to four year vesting period; however, certain grants have been made that vested immediately, including grants to directors. Stock options granted have a 10 year maximum term. Options previously issued under the 1999 Plan are fully vested. It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock. Bancorp expenses stock options and restricted stock on a straight line basis over the applicable vesting term.

     The following table presents information on stock options outstanding for the period shown:

	Three months ended
	March 31, 2010
		Weighted Average
	Common Shares	Exercise Price
Balance, beginning of period	1,746,752	$13.08
Granted	-	-
Exercised	-	-
Forfeited/expired	(111,295)	11.71
Balance, end of period	1,635,457	$13.17

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	Three months ended	Three months ended
(Dollars in thousands, except share and per share data)	March 31, 2010	March 31, 2009
Intrinsic value of options exercised in the period	$-	$-
Stock options vested and expected to vest:
Number	1,593,659	1,373,113
Weighted average exercise price	$13.17	$16.13
Aggregate intrinsic value	$107	$-
Weighted average contractual term of options	5.2 years	4.5 years

Stock options vested and currently exercisable:
Number	1,146,786	1,150,012
Weighted average exercise price	$16.04	$16.11
Aggregate intrinsic value	$19	$-
Weighted average contractual term of options	3.7 years	3.6 years

     The balance of unearned compensation related to stock options as of March 31, 2010, and December 31, 2009, was $.3 million and $.3 million, respectively.

2. STOCK PLANS (Continued)

     The following table presents information on restricted stock outstanding for the period shown:

	Three months ended
	March 31, 2010
		Weighted
		Average Market
	Restricted Shares	Price at Grant
Balance, beginning of period	136,680	$17.06
Granted	-	-
Vested	(972)	29.80
Forfeited	(1,246)	20.55
Balance, end of period	134,462	$16.94

Weighted average remaining recognition period	1.06 years

     The balance of unearned compensation related to restricted stock shares as of March 31, 2010, and December 31, 2009, was $1.0 million and $1.2 million, respectively.

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

     There were no stock option or restricted stock grants for the three months ended March 31, 2010 and 2009, respectively.

     The following table presents stock-based compensation expense for the periods shown:

	Three months ended
	March 31,
(Dollars in thousands, pretax)	2010	2009
Restricted stock expense	$234	$345
Stock option expense	82	85
Total stock-based compensation expense	$316	$430

     The income tax benefit recognized in the income statement for restricted stock compensation expense in the three months ended March 31, 2010 and March 31, 2009 was $89,000 and $131,000, respectively.

     There was no cash received from stock option exercises for the three months ended March 31, 2010 and 2009. The Company had no tax benefits from disqualifying dispositions involving incentive stock options, the exercise of non-qualified stock options, or the vesting and release of restricted stock for the three months ended March 31, 2010 and March 31, 2009.

3. INVESTMENT SECURITIES

     The following tables present the available for sale investment portfolio as of March 31, 2010 and December 31, 2009:

(Dollars in thousands)
March 31, 2010	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$24,740	$109	$-	$24,849
U.S. Government agency securities	136,029	456	(277)	136,208
Corporate securities	14,451	-	(4,220)	10,231
Mortgage-backed securities	326,757	5,251	(1,159)	330,849
Obligations of state and political subdivisions	58,271	2,022	(182)	60,111
Equity investments and other securities	9,261	104	(13)	9,352
Total	$569,509	$7,942	$(5,851)	$571,600

(Dollars in thousands)
December 31, 2009	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$24,907	$100	$-	$25,007
U.S. Government agency securities	104,168	300	(480)	103,988
Corporate securities	14,436	-	(4,683)	9,753
Mortgage-backed securities	344,179	3,013	(2,898)	344,294
Obligations of state and political subdivisions	67,651	2,562	(195)	70,018
Equity investments and other securities	9,274	2	(59)	9,217
Total	$564,615	$5,977	$(8,315)	$562,277

     At March 31, 2010, the fair value of the securities in the investment portfolio was $571.6 million while the amortized cost was $569.5 million, reflecting a net unrealized gain in the portfolio of $2.1 million. At December 31, 2009, the fair value and amortized cost of securities in the investment portfolio were $562.3 million and $564.6 million, respectively, reflecting a net unrealized loss of $2.3 million.

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

     The corporate securities portfolio had a $4.2 million net unrealized loss at March 31, 2010. The unrealized loss was associated with the decline in market value of our four investments in pooled trust preferred securities issued primarily by banks and insurance companies. An increase in credit and liquidity spreads and an extension of expected cash flows contributed to the unrealized loss associated with these securities which had a $14.0 million carrying value and a $9.7 million estimated fair value at March 31, 2010. Compared to December 31, 2009, the value of these securities increased slightly due to a modest contraction in credit spreads during the first quarter of 2010. These securities have several features that reduce credit risk, including seniority over certain tranches in the same pool and the benefit of certain collateral coverage tests. Based on our current estimates of the future default rates for the underlying collateral we believe these features are sufficient to protect the Company’s securities from experiencing any credit losses.

3. INVESTMENT SECURITIES (continued)

     The following tables provide the fair value and gross unrealized losses on securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of March 31, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$58,102	$(277)	$-	$-	$58,102	$(277)
Corporate securities	-	-	9,731	(4,220)	9,731	(4,220)
Mortgage-backed securities	82,278	(495)	5,617	(664)	87,895	(1,159)
Obligations of state and political subdivisions	3,080	(48)	1,879	(134)	4,959	(182)
Equity and other securities	1,188	(13)	-	-	1,188	(13)
Total	$144,648	$(833)	$17,227	$(5,018)	$161,875	$(5,851)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$65,422	$(480)	$-	$-	$65,422	$(480)
Corporate securities	-	-	9,253	(4,683)	9,253	(4,683)
Mortgage-backed securities	136,313	(2,074)	5,882	(824)	142,195	(2,898)
Obligations of state and political subdivisions	2,470	(49)	1,866	(146)	4,336	(195)
Equity and other securities	4,736	(59)	-	-	4,736	(59)
Total	$208,941	$(2,662)	$17,001	$(5,653)	$225,942	$(8,315)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of March 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$15,761	$(100)	$-	$-	$15,761	$(100)
Corporate securities	-	-	7,352	(6,546)	7,352	(6,546)
Mortgage-backed securities	14,513	(260)	25,025	(1,845)	39,538	(2,105)
Obligations of state and political subdivisions	10,365	(216)	3,852	(220)	14,217	(436)
Equity and other securities	-	-	1,955	(45)	1,955	(45)
Total	$40,639	$(576)	$38,184	$(8,656)	$78,823	$(9,232)

     At March 31, 2010, the Company had 9 investment securities with an amortized cost of $22.2 million and an unrealized loss of $5.0 million that have been in a continuous unrealized loss position for more than 12 months. The $4.2 million unrealized loss in the corporate securities category was due to the decline in market value for the pooled trust preferred securities.

     There were a total of 25 securities in Bancorp’s investment portfolio with an amortized cost of $145.5 million and a total unrealized loss of $.8 million at March 31, 2010, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on these investment securities was predominantly caused by increases in interest rates subsequent to purchase. The fair value of most of our securities fluctuates as market interest rates change.

     Based on management’s review and evaluation of the Company’s debt securities, the Bank does not intend to sell any debt securities which have an unrealized loss, it is unlikely the Company will be required to sell these securities before recovery, and we expect to recover the entire amortized cost of these impaired securities. Therefore the debt securities with unrealized losses were not considered to have OTTI. In addition, the unrealized loss on equity and other securities is considered temporary and the Company has the intent and ability to hold equity and other securities until recovery, therefore these securities were not considered other-than-temporarily-impaired.

     At March 31, 2010, and December 31, 2009, the Company had $223.9 and $339.0 million, respectively, in investment securities being provided as collateral to Federal Home Loan Bank (“FHLB”) and others for our borrowings and certain public funds. At March 31, 2010 and December 31, 2009, Bancorp had no reverse repurchase agreements.

3. INVESTMENT SECURITIES (continued)

     The following table presents the maturities of the investment securities available for sale at March 31, 2010:

(Dollars in thousands)	Available for sale
March 31, 2010	Amortized cost	Fair value
U.S. Treasury securities
One year or less	$20,340	$20,412
After one year through five years	4,400	4,437
After five through ten years	-	-
Due after ten years	-	-
Total	24,740	24,849

U.S. Government agency securities:
One year or less	602	612
After one year through five years	124,995	125,055
After five through ten years	10,432	10,541
Due after ten years	-	-
Total	136,029	136,208

Corporate securities:
One year or less	-	-
After one year through five years	500	500
After five through ten years	-	-
Due after ten years	13,951	9,731
Total	14,451	10,231

Obligations of state and political subdivisions:
One year or less	4,744	4,795
After one year through five years	15,542	16,247
After five through ten years	27,003	27,966
Due after ten years	10,982	11,103
Total	58,271	60,111

Sub-total	233,491	231,399

Mortgage-backed securities	326,757	330,849
Equity investments and other securities	9,261	9,352
Total securities	$569,509	$571,600

     U.S. Government agency, corporate, and mortgage-backed securities may have expected maturities that will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The composition and carrying value of the Company’s loan portfolio, excluding loans held for sale, is as follows:

(Dollars in thousands)	March 31, 2010	December 31, 2009
Commercial	$342,385	$370,077
Real estate construction	84,433	99,310
Real estate mortgage	370,373	374,668
Commercial real estate	853,180	862,193
Installment and other consumer	16,562	18,594
Total loans	1,666,933	1,724,842
Allowance for loan losses	(40,446)	(38,490)
Total loans, net	$1,626,487	$1,686,352

     The following table present activity in the allowance for credit losses, comprised of the Company’s allowance for loan losses and reserve for unfunded commitments, for the three months ended March 31, 2010, and 2009:

	Three months ended
(Dollars in thousands)	March 31, 2010	March 31, 2009
Balance, beginning of period	$39,418	$29,934
Provision for credit losses	7,634	23,131
Loan charge-offs	(6,426)	(15,066)
Loan recoveries	673	464
Net loan charge-offs	(5,753)	(14,602)
Total allowance for credit losses, end of period	$41,299	$38,463

Components of allowance for credit losses
Allowance for loan losses	$40,446	$37,532
Reserve for unfunded commitments	853	931
Total allowance for credit losses	$41,299	$38,463

5. GOODWILL

     At March 31, 2009, based on management’s analysis and continued deteriorating economic conditions and the length of time and amount by which the Company’s book value per share had exceeded its market value per share, the Company determined it was appropriate to write off the entire $13.1 million of goodwill related to its acquisition of Mid-Valley Bank in June, 2006.

6. OTHER REAL ESTATE OWNED, NET

     The following tables summarize Other Real Estate Owned (“OREO”) for the periods shown:

(Dollars in thousands)	Three months ended
	March 31, 2010	March 31, 2009
Balance, beginning period	$53,594	$70,110
Additions to OREO	5,003	25,931
Disposition of OREO	(11,000)	(4,091)
Valuation adjustments in the period	(2,359)	(4,761)
Total OREO	$45,238	$87,189

     The following tables summarize the OREO valuation allowance for the periods shown:

(Dollars in thousands)	Three months ended
	March 31, 2010	March 31, 2009
Balance, beginning period	$9,489	$3,920
Additions to the valuation allowance	2,359	4,761
Deductions from the valuation allowance	(3,845)	(751)
Total OREO valuation allowance	$8,003	$7,930

7. LOSS PER SHARE

     The loss per share is calculated under the two-class method. The two-class method is an earnings allocation formula that determines loss per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. The Company has issued restricted stock that qualifies as a participating security. Basic loss per share is computed by dividing net loss available to common shareholders less the net loss allocated to participating nonvested restricted stock awards divided by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed in the same manner as basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of options and non-vested restricted stock were included.

     The following tables reconcile the numerator and denominator of the basic and diluted loss per share computations:

(Dollars and shares in thousands, except per share amounts)	Three months ended
	March 31, 2010	March 31, 2009
Net loss	$(888)	$(23,599)
Net loss allocated to participating restricted stock	-	(262)
Net loss available to common stock holders	$(888)	$(23,337)

Weighted average common shares outstanding -basic	67,125	15,485
Common stock equivalents from:
Stock options	-	-
Restricted stock	-	-
Weighted average common shares outstanding -diluted	67,125	15,485

Basic loss per share	$(0.01)	$(1.51)
Diluted loss per share	$(0.01)	$(1.51)

Stock option and restricted shares excluded due to anti-dilutive effect	1,770	1,608

     Due to the net loss for the three months ended March 31, 2010 and March 31, 2009, the diluted loss per share calculation excluded stock option and restricted shares which amounted to 1.8 million and 1.6 million shares respectively.

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

     The following table summarizes the Bank’s off balance sheet unfunded commitments as of the dates shown.

	Contract or	Contract or
	Notional Amount	Notional Amount
(Dollars in thousands)	March 31, 2010	December 31, 2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$262,162	$260,934
Real estate construction	11,284	15,044
Real estate mortgage
Mortgage	3,599	4,063
Home equity line of credit	160,929	164,638
Total real estate mortgage loans	164,528	168,701
Commercial real estate	8,790	10,832
Installment and consumer	12,169	12,147
Other	7,665	10,363
Standby letters of credit and financial guarantees	9,403	9,491
Account overdraft protection instruments	106,513	76,919

Total	$582,514	$564,431

     Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the Bank’s credit evaluation of the customer. Collateral held varies, but may include real property, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company maintains a reserve for unfunded commitments as a component of the allowance for credit losses.

     Standby letters of credit are conditional commitments issued to support a customer’s performance or payment obligation to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     Interest rates on residential 1-4 family mortgage loan applications are typically rate locked during the application stage for periods ranging from 15 to 45 days, the most typical period being 30 days. These loans are locked with various qualified investors under a best-efforts delivery program. The Company makes every effort to deliver these loans before their rate locks expire. This arrangement generally requires the Bank to deliver the loans prior to the expiration of the rate lock. Delays in funding the loans may require a lock extension. The cost of a lock extension at times is borne by the borrower and at times by the Bank. These lock extension costs paid by the Bank are not expected to have a material impact on results of operations. This activity is managed daily.

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

9. COMPREHENSIVE INCOME (LOSS)

     The following table displays the components of comprehensive income (loss) for the periods shown:

	Three months ended
	March 31,
(Dollars in thousands)	2010	2009
Net loss as reported	$(888)	$(23,599)

Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising during the period	4,886	(557)
Tax (provision) benefit	(1,913)	246
Unrealized holding gains (losses) arising during the period, net of tax	2,973	(311)

Less: Reclassification adjustment for impairment and (gains)
on sales of securities	(457)	(6)
Tax provision	176	2
Net impairment and realized (gains) on sales of securities, net of tax	(281)	(4)

Total comprehensive income (loss)	$1,804	$(23,914)

10. LONG-TERM BORROWINGS AND JUNIOR SUBORDINATED DEBT

     The following table summarized Bancorp’s long-term borrowings for the periods shown:

(Dollars in thousands)	March 31, 2010	December 31, 2009
FHLB non-putable advances	$215,699	$220,699
FHLB putable advances	30,000	30,000
Total long-term borrowings	$245,699	$250,699

     Long-term borrowings at March 31, 2010, consists of notes with fixed maturities and structured advances with the FHLB totaling $245.7 million compared to a December 31, 2009, long-term borrowings balance of $250.7 million. The decrease in long-term borrowings of $5.0 million at March 31, 2010 was due to an advance becoming short-term. At March 31, 2010, Bancorp’s total long-term borrowings with fixed maturities was $215.7 million, with rates ranging from 1.91% to 5.42%. Bancorp also had three structured advances totaling $30.0 million, with original terms of three to five years at a rate of 2.45% to 3.78%. The scheduled maturities on these structured advances occur in February 2013, August 2013 and March 2014, although the FHLB may under certain circumstances require payment of these structured advances prior to maturity. Principal payments due at scheduled maturity of Bancorp’s long-term borrowings at March 31, 2010, are $51.5 million in 2011, $80.1 million in 2012, $71.9 million in 2013 and $42.2 million in 2014.

     Bancorp had no outstanding federal funds purchased from correspondent banks, borrowings from the discount window or reverse repurchase agreements at March 31, 2010.

10. LONG-TERM BORROWINGS AND JUNIOR SUBORDINATED DEBT (continued)

     At March 31, 2010, six wholly-owned subsidiary grantor trusts established by Bancorp had an outstanding balance of $51 million in trust preferred securities. During 2009, the Company exercised its right to defer regularly scheduled interest payments on outstanding junior subordinated debentures related to its trust preferred securities. At March 31, 2010, the Company had a balance in other liabilities of $.9 million in accrued and unpaid interest expense related to these junior subordinated debentures, and it may not pay dividends on its capital stock until all accrued but unpaid interest has been paid in full. The Company had recorded and continues to record junior subordinated debenture interest expense in the income statement.

     The following table is a summary of current trust preferred securities issued by the grantor trusts and guaranteed by Bancorp:

(Dollars in thousands)

		Preferred		Rate at		Next possible
Issuance Trust	Issuance date	security amount	Rate type 1	3/31/10	Maturity date	redemption date2
West Coast Statutory Trust III	September 2003	$7,500	Variable	3.21%	September 2033	Currently redeemable
West Coast Statutory Trust IV	March 2004	6,000	Variable	3.05%	March 2034	Currently redeemable
West Coast Statutory Trust V	April 2006	15,000	Variable	1.69%	June 2036	June 2011
West Coast Statutory Trust VI	December 2006	5,000	Variable	1.94%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	12,500	Variable	1.81%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	5,000	Variable	1.64%	June 2037	June 2012
Total		$51,000	Weighted rate	2.12%

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

(Dollars in thousands)	Three months ended March 31, 2010
	Banking	Other	Intersegment	Consolidated
Interest income	$27,181	$17	$-	$27,198
Interest expense	6,295	270	-	6,565
Net interest income (expense)	20,886	(253)	-	20,633
Provision for credit losses	7,634	-	-	7,634
Noninterest income	5,916	779	(287)	6,408
Noninterest expense	20,496	886	(287)	21,095
Loss before income taxes	(1,328)	(360)	-	(1,688)
Benefit for income taxes	(660)	(140)	-	(800)
Net loss	$(668)	$(220)	$-	$(888)

Depreciation and amortization	$2,175	$9	$-	$2,184
Assets	$2,666,888	$15,268	$(20,447)	$2,661,709
Loans, net	$1,626,487	$-	$-	$1,626,487
Deposits	$2,085,071	$-	$(19,648)	$2,065,423
Equity	$299,997	$(39,500)	$-	$260,497

(Dollars in thousands)	Three months ended March 31, 2009
	Banking	Other	Intersegment	Consolidated
Interest income	$28,586	$22	$-	$28,608
Interest expense	7,989	489	-	8,478
Net interest income (expense)	20,597	(467)	-	20,130
Provision for credit losses	23,131	-	-	23,131
Noninterest income	3,957	670	(279)	4,348
Noninterest expense	34,782	871	(279)	35,374
Loss before income taxes	(33,359)	(668)	-	(34,027)
Benefit for income taxes	(10,167)	(261)	-	(10,428)
Net loss	$(23,192)	$(407)	$-	$(23,599)

Depreciation and amortization	$922	$4	$-	$926
Assets	$2,492,328	$9,775	$(5,876)	$2,496,227
Loans, net	$1,960,919	$-	$-	$1,960,919
Deposits	$2,057,183	$-	$(5,086)	$2,052,097
Equity	$218,471	$(43,912)	$-	$174,559

12. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     Trading securities – Trading securities held at March 31, 2010, are related solely to bonds, equity securities and mutual funds held in a Rabbi Trust for benefit of the Company’s deferred compensation plans. Fair values for trading securities are based on quoted market prices.

     Investment securities - For substantially all securities within the following categories U.S. Treasuries, U.S. Government agencies, mortgage-backed, obligations of state and political subdivisions, and equity investments and other securities held for investment purposes fair values are based on quoted market prices or dealer quotes if available. When quoted market prices are not readily accessible or available, the use of alternative approaches, such as matrix or model pricing or indicators from market makers, is used. If a quoted market price is not available due to illiquidity, fair value is estimated using quoted market prices for similar securities or other modeling techniques. If neither a quoted market price nor market prices for similar securities are available, fair value is estimated by discounting expected cash flows using a market derived discount rate as of the valuation date.

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

     Other real estate owned - Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Management periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value. The fair values for OREO in the table below reflect only the fair value of the properties and exclude any estimated costs to sell.

12. FAIR VALUES OF FINANCIAL INSTRUMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     Goodwill – The method used to determine the impairment charge taken first quarter 2009 involved a process with two steps. The first step estimated fair value using a combination of quoted market price and an estimate of a control premium. It was determined that the estimated fair value of the Company’s Banking reporting unit was less than its book value and the carrying amount of the Company’s Banking reporting unit goodwill exceeded its implied fair value. The second step which required allocation of the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis that would calculate the implied fair value of goodwill.

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

12. FAIR VALUES OF FINANCIAL INSTRUMENTS AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     The following tables present fair value measurements for assets that are measured at fair value on a recurring basis subsequent to initial recognition for the periods shown:

		Fair value measurements at March 31, 2010, using
		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	March 31, 2010	(Level 1)	(Level 2)	(Level 3)
Trading securities	$751	$751	$-	$-
Available for sale securities:
U.S. Treasury securities	24,849	24,849	-	-
U.S. Government agency securities	136,208	-	136,208	-
Corporate securities	10,231	-	-	10,231
Mortgage-backed securities	330,849	-	330,849	-
Obligations of state and political subdivisions	60,111	-	59,118	993
Equity investments and other securities	9,352	-	9,352	-
Total recurring assets measured at fair value	$572,351	$25,600	$535,527	$11,224

		Fair value measurements at December 31, 2009, using
		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Trading securities	$731	$731	$-	$-
Available for sale securities:
U.S. Treasury securities	25,007	25,007	-	-
U.S. Government agency securities	103,988	-	103,988	-
Corporate securities	9,753	-	-	9,753
Mortgage-backed securities	344,294	-	344,294	-
Obligations of state and political subdivisions	70,018	-	69,045	973
Equity investments and other securities	9,217	1	9,216	-
Total recurring assets measured at fair value	$563,008	$25,739	$526,543	$10,726

     The Company did not have any transfers between level 1, level 2, or level 3 instruments during the period. In addition, the Company had no material changes in valuation techniques for recurring and nonrecurring assets measured at fair value from the year ended December 31, 2009.

12. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     The following table represents a reconciliation of level 3 instruments for assets that are measured at fair value on a recurring basis for the three months ended March 31, 2010, and 2009:

	Three months ended March 31, 2010
			Reclassification of
		Gains included in	losses from
		other	adjustment for
	Balance January 1,	comprehensive	impairment of	Purchases, Issuances,	Balance March 31,
(Dollars in thousands)	2010	income	securities	and Settlements	2010
Corporate securities	$9,753	$478	$-	$-	$10,231
Obligations of state and political subdivisions	973	20	-	-	993
Fair value	$10,726	$498	$-	$-	$11,224

	Three months ended March 31, 2009
			Reclassification of
		Gains (loss)	losses from
		included in other	adjustment for
	Balance January 1,	comprehensive	impairment of	Purchases, Issuances,	Balance March 31,
(Dollars in thousands)	2009	income (loss)	securities	and Settlements	2009
Corporate securities	$9,520	$(1,736)	$68	$-	$7,852
Fair value	$9,520	$(1,736)	$68	$-	$7,852

     Certain assets are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and OREO. For the three months ended March 31, 2010, certain loans held for sale were subject to the lower of cost or market method of accounting. However, there were no impairments recognized on loans held for sale in first quarter 2010. For the three months ended March 31, 2010, certain loans included in Bancorp’s loan portfolio were deemed impaired. OREO that was taken into possession during the same period was measured at estimated fair value less estimated sales expenses. In addition, during the first quarter, certain properties were written down by a total of $2.4 million to reflect additional decreases in estimated fair market value subsequent to the time such properties were placed into OREO.

     There were no nonrecurring level 1 or 2 fair value measurements for the three months ended March 31, 2010, or the full year 2009. The following tables represent the level 3 fair value measurements for nonrecurring assets for the periods presented:

	Three months ended March 31, 2010
(Dollars in thousands)	Impairment	Fair Value (1)
Loans measured for impairment	$6,426	$32,042
OREO	2,359	18,073
Total nonrecurring assets measured at fair value	$8,785	$50,115

	Twelve months ended December 31, 2009
(Dollars in thousands)	Impairment	Fair Value (1)
Loans measured for impairment	$82,345	$212,311
OREO	18,562	162,153
Goodwill	13,059	-
Total nonrecurring assets measured at fair value	$113,966	$374,464

(1)	Fair value excludes cost to sell collateral.

12. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     The estimated fair values of financial instruments at March 31, 2010, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$289,541	$289,541
Trading securities	751	751
Investment securities	571,600	571,600
Federal Home Loan Bank stock	12,148	12,148
Net loans (net of allowance for loan losses
and including loans held for sale)	1,626,487	1,515,937
Bank owned life insurance	24,600	24,600

FINANCIAL LIABILITIES:
Deposits	$2,065,423	$2,069,286
Short-term borrowings	17,600	17,600
Long-term borrowings	245,699	252,016

Junior subordinated debentures-variable	51,000	17,850

     The estimated fair values of financial instruments at December 31, 2009, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$303,097	$303,097
Trading securities	731	731
Investment securities	567,277	567,277
Federal Home Loan Bank stock	12,148	12,148
Net loans (net of allowance for loan losses
and including loans held for sale)	1,687,528	1,575,033
Bank owned life insurance	24,417	24,417

FINANCIAL LIABILITIES:
Deposits	$2,146,884	$2,151,850
Short-term borrowings	12,600	12,600
Long-term borrowings	250,699	256,841

Junior subordinated debentures-variable	51,000	17,850
Junior subordinated debentures-fixed	6,000	4,041

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the audited consolidated financial statements and related notes to those statements of West Coast Bancorp (“Bancorp” or the “Company”) that appear under the heading “Financial Statements and Supplementary Data” in Bancorp's Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”), as well as the unaudited consolidated financial statements for the current quarter found under Item 1 above.

Forward Looking Statement Disclosure

     Statements in this Quarterly Report of West Coast Bancorp (“Bancorp” or the “Company”) regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. The Company’s actual results could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projects,” “potential,” or “continue,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance. Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risks discussed in our 2009 10-K under Part I, Item 1A. “Risk Factors”, and in this report under Part II, Item 1A “Risk Factors” below, as well as the following specific factors:
  General economic conditions, whether national or regional, and conditions in real estate markets, that may affect the demand for our loan and other products, lead to further declines in credit quality and additional loan losses, and negatively affect the value and salability of the real estate that we own or is the collateral for many of our loans;

  Changing bank regulatory conditions, policies, or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally or West Coast Bank (the “Bank”) in particular, increased costs for financial institutions, including higher Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums and compliance costs, the elimination or expiration of programs expanding deposit insurance coverage, increased regulation, or outright prohibition of certain income producing activities;

  Competitive factors, including competition with community, regional and national financial institutions, that may lead to pricing pressures that reduce yields the Bank earns on loans and increase rates the Bank pays on deposits, the loss of our most valued customers, defection of key employees or groups of employees, or other losses;

  Increasing or decreasing interest rate environments, including the slope and level of the yield curve, that could hinder new loan origination, decrease our borrowers’ ability to repay loans, and lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans, and changes in the value of the Company’s investment securities; and

  Changes or failures in technology or third party vendor relationships in important revenue production or service areas or increases in required investments in technology that could reduce our revenues, increase our costs, or lead to disruptions in our business.
     Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to, among other things: dispose of properties or other assets obtained through foreclosures at expected prices and within a reasonable period of time; manage its technology platforms and third party vendor relationships and control related costs; attract and retain key personnel; generate loan and deposit balances at projected spreads; sustain fee generation including gains on sales of loans; maintain asset quality and control risk; limit the amount of net loan charge-offs; adapt to changing customer deposit, investment and borrowing behaviors; control expense growth; and monitor and manage the Company’s financial reporting, operating and disclosure control environments.

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

Critical Accounting Policies

     Management has identified our policies regarding our calculation of our allowance for credit losses, valuation of other real estate owned (“OREO”), and estimates relating to income taxes as our most critical accounting policies. Each of these policies are discussed in our 2009 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”

Overview

     First Quarter 2010 Financial Review. The Company’s operating results in first quarter 2010 continued several favorable trends that began last year. During first quarter 2010, we recorded:
  A net loss of $.9 million compared to a loss of $23.6 million in first quarter 2009;

  An increase in the net interest margin to 3.38% from 3.05% in fourth quarter 2009;

  An average rate paid on total deposits of .83%, a decline from 1.31% in first quarter 2009;

  A provision for credit losses of $7.6 million, a reduction of $15.5 million from $23.1 million for the same quarter in 2009;

  Net loan charge-offs of $5.8 million, a decline from $14.6 million in first quarter 2009; and

  OREO valuation adjustments and losses on sale of $2.1 million, a reduction from $4.8 million in first quarter 2009;
     Over the past few quarters, management continued to proactively implement and execute certain strategies that have resulted in significant strengthening of the Company’s balance sheet, including:
  The Bank’s total and tier 1 risk-based capital ratios increasing to 16.50% and 15.24%, respectively, at March 31, 2010, up from 10.68% and 9.43% at March 31, 2009;

  Real estate construction loan balances decreasing $160.2 million or 65% from March 31, 2009 to $84.4 million or 5% of total loans at March 31, 2010;

  Total nonperforming assets declining 39% or $84.8 million over the past twelve months to $130.7 million at quarter end;

  First quarter 2010 average core deposits (total deposits less term deposits) increasing $169.4 million or 12% from the same quarter of 2009, to $1.6 billion at March 31, 2010, and number of demand deposit accounts increasing by 7% or nearly 10,000 accounts over that same period.
     Other Developments. During first quarter 2010:
  The Company completed a successful, oversubscribed rights offering in which it sold 5.0 million common shares for gross proceeds of $10.0 million. The net proceeds from the rights offering of $9.3 million were contributed to West Coast Bank;

  Mandatorily convertible Series A preferred stock issued in the Company's October 2009 private capital raise converted into 71.4 million common shares following receipt of shareholder approvals relating to the transactions.
     Regulatory Enforcement Actions. Bancorp and the Bank are parties to a regulatory agreement with the Federal Reserve and a Cease and Desist Order (“Consent Order”) with the FDIC and the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities (the “DFCS”). The Company believes that it has achieved material compliance with the quantitative targets or requirements of each regulatory agreement. For more information, see the discussion under the subheading “Current Enforcement Actions” in the section “Supervision and Regulation” included in Item 1 of our 2009 10-K.

Income Statement Overview

Three months ended March 31, 2010 and 2009

     Net Loss. First quarter 2010 net loss was $.9 million, a reduction from a net loss of $23.6 million in the same quarter of 2009 and a net loss of $48.9 million for the final quarter of 2009. The loss per diluted share for the three months ended March 31, 2010 and 2009 were $0.01 and $1.51, respectively. For additional detail regarding calculation of our net loss per share in the current quarter, see Note 7 “Loss Per Share” of our interim financial statements included under Item 1 of this report.

     Net Interest Income. The following table sets forth, for the periods indicated, information with regard to (1) average balances of assets and liabilities, (2) the total dollar amounts of interest income on interest earning assets and interest expense on interest bearing liabilities, (3) resulting yields and rates, (4) net interest income and (5) net interest spread. Nonaccrual loans have been included in the tables as loans carrying a zero yield. Loan fees are recognized as income using the interest method over the life of the loan.

	Three months ended March 31,						Three months ended December 31,
(Dollars in thousands)	2010			2009			2009
	Average			Average	Interest		Average
	Outstanding	Interest	Yield/	Outstanding	Earned/	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/ Paid	Rate 1	Balance	Paid	Rate 1	Balance	Earned/ Paid	Rate 1
ASSETS:
Interest earning balances
due from banks	$227,278	$145	0.26%	$13,240	$13	0.40%	$274,031	$179	0.26%
Federal funds sold	12,912	3	0.09%	3,916	1	0.10%	11,257	3	0.11%
Taxable securities 2	505,745	3,611	2.90%	131,873	1,707	5.25%	402,938	2,651	2.61%
Nontaxable securities 3	63,781	917	5.83%	80,876	1,185	5.94%	69,604	1,012	5.77%
Loans, including fees 4	1,703,597	22,842	5.44%	2,037,675	26,117	5.20%	1,792,829	23,457	5.19%
Total interest earning assets	2,513,313	27,518	4.44%	2,267,580	29,023	5.19%	2,550,659	27,302	4.25%

Allowance for loan losses	(39,957)			(30,206)			(41,356)
Premises and equipment	28,190			32,687			29,638
Other assets	175,829			214,697			205,428
Total assets	$2,677,375			$2,484,758			$2,744,369

LIABILITIES AND
STOCKHOLDERS' EQUITY:
Interest bearing demand	$321,070	$155	0.20%	$265,383	$186	0.28%	$316,583	$188	0.24%
Savings	98,075	119	0.49%	82,628	192	0.94%	95,567	141	0.59%
Money market	642,594	1,345	0.85%	594,108	2,203	1.50%	641,770	1,836	1.14%
Time deposits	507,706	2,673	2.14%	570,049	3,904	2.78%	553,688	3,217	2.31%
Total interest bearing deposits	1,569,445	4,292	1.11%	1,512,168	6,485	1.74%	1,607,608	5,382	1.33%

Short-term borrowings	13,100	145	4.49%	139,402	514	1.50%	10,480	119	4.50%
Long-term borrowings 5	301,199	2,127	2.86%	150,004	1,479	4.00%	303,819	2,209	2.88%
Total borrowings	314,299	2,272	2.93%	289,406	1,993	2.79%	314,299	2,328	2.94%
Total interest bearing
liabilities	1,883,744	6,564	1.41%	1,801,574	8,478	1.91%	1,921,907	7,710	1.59%
Demand deposits	519,492			469,667			539,547
Other liabilities	19,762			16,362			22,812
Total liabilities	2,422,998			2,287,603			2,484,266
Stockholders' equity	254,377			197,155			260,103
Total liabilities and
stockholders' equity	$2,677,375			$2,484,758			$2,744,369
Net interest income		$20,954			$20,545			$19,592
Net interest spread			3.03%			3.28%			2.66%

Net interest margin			3.38%			3.67%			3.05%

1 Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.
2 Includes Federal Home Loan Bank stock balances.
3 Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. The tax equivalent basis adjustment for the three months ended March 31, 2010 and 2009, was $.32 million and $.41 million, respectively, and $.35 million for the three months ended December 31, 2009.

     For the first quarter of 2010, net interest income was $20.6 million, a slight increase from net interest income of $20.1 million in the same quarter of 2009. Net interest income on a tax equivalent basis was $21.0 million for the current quarter, up from $20.5 million in the same quarter of 2009. Average interest earning assets increased $245.7 million, or 10.8%, to $2.5 billion in the first quarter of 2010 from $2.3 billion for the same period in 2009, while average interest bearing liabilities grew $82.2 million, or 4.6%, to $1.9 billion.

     The first quarter 2010 net interest margin compressed 29 basis points from first quarter 2009 to 3.38%, which nonetheless represented a 33 basis point increase over the 3.05% net interest margin in the final quarter of 2009. The decline in the net interest margin from first quarter 2009 was principally caused by the considerable shift in the earning asset mix from higher yielding loan balances to interest bearing deposits in other banks and investment securities balances which collectively earned 310 basis points less than the loan portfolio during the most recent quarter. Other factors contributing to the decrease in net interest margin were the lengthening of the Company’s Federal Home Loan Bank (“FHLB”) borrowings in the second quarter of 2009 and the diminished benefit from non-interest bearing demand deposit balances in the current low interest rate environment. Reflecting a positive operational trend, the first quarter 2010, as compared to first quarter 2009, spread between yield earned on loans and rate paid on deposits increased 89 basis points. The rebound in the net interest margin from the fourth quarter 2009 was principally due to the combined effects of a 22 basis point decline in rates paid on interest bearing deposits and a 22 basis points increase in loan yield during the current quarter.

     At March 31, 2010, we remain slightly asset sensitive, meaning that earning assets mature or reprice more quickly than interest bearing liabilities in a given time period. Whether we will be able to continue recent positive trends in our net interest margin will depend on our ability to generate new loans while continuing to control our costs of funds, both of which will depend on economic conditions and interest rate trends. For more information see the discussion under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2009 10-K.

     Provision for Credit Losses. Bancorp recorded provision for credit losses for the first quarters of 2010 and 2009 of $7.6 million and $23.1 million, respectively. During the most recent quarter, the Company experienced a significant reduction in loan net charge-offs, particularly in the real estate construction category, and a slowing in the unfavorable loan risk rating migration compared to the first quarter 2009. Whether we will be able to continue the trend of decreasing provision for credit losses will depend primarily on economic conditions and the interest rate environment, as an increase in interest rates could put pressure on the ability of our borrowers to repay loans. For more information, see the discussion under the subheading “Allowance for Credit Losses and Net Loan Charge-offs” below.

     Noninterest Income. Total noninterest income of $6.4 million for the three months ended March 31, 2010, increased $2.1 million from $4.3 million in the first quarter of 2009. The increase was primarily due to a $2.7 million decline in OREO valuation adjustments and gains associated with OREO dispositions and came despite a non-recurring insurance settlement in the amount of $1.2 million that contributed to other noninterest income in first quarter 2009. Excluding the effects of OREO valuation adjustments and gains on OREO dispositions and the insurance settlement, the Company’s non-interest income increased $.6 million. Future financial results will be heavily dependent on the Company's ability to dispose of its OREO properties quickly and at prices that are in line with current expectations. The first quarter 2010 $.2 million decline in both deposit service charges and gains on sales of loans was offset by total payment system revenues increasing $.4 million or 19% over the same period. Payment system revenues benefited from an increase in number of deposit transaction accounts and associated card products as well as from higher transaction volumes. The lower gains on sales of loans from first quarter 2009 were caused by a decline in originations and sales of residential mortgage loans. The Company recorded minimal gains on sales of Small Business Administration loans during the most recent quarter. The Company recognized gains on sales of investment securities of $.5 million during the first quarter 2010 up from $.2 million in the first quarter a year ago.

     The following table illustrates the components and change in noninterest income for the periods shown:

(Dollars in thousands)	Q1	Q1		Q4
	2010	2009	Change	2009	Change
Noninterest income
Service charges on deposit accounts	$3,596	$3,805	$(209)	$3,789	$(193)
Payment systems related revenue	2,536	2,137	399	2,402	134
Trust and investment services revenues	979	919	60	1,071	(92)
Gains on sales of loans	141	343	(202)	173	(32)
Other	757	1,942	(1,185)	885	(128)
Other-than-temporary impairment losses	-	(192)	192	-	-
Gain on sales of securities	457	198	259	-	457
Total	8,466	9,152	(686)	8,320	146

OREO gains (losses) on sale	301	(43)	344	(862)	1,163
OREO valuation adjustments	(2,359)	(4,761)	2,402	(6,940)	4,581
OREO loss on bulk sale	-	-	-	(6,666)	6,666
Total	(2,058)	(4,804)	2,746	(14,468)	12,410

Total noninterest income	$6,408	$4,348	$2,060	$(6,148)	$12,556

     Noninterest Expense. Noninterest expense for the three months ended March 31, 2010, was $21.1 million, a decrease of $14.3 million compared to $35.4 million for the same period in 2009. Bancorp recorded a goodwill impairment charge during the first quarter of 2009 of $13.1 million. Excluding the impact from the $13.1 million goodwill impairment charge, total noninterest expense declined $1.2 million or 5% as a result of lower salary, equipment, occupancy and other noninterest expenses.

     We continue to make efforts to increase operating efficiencies and control expenses without negative effects on our customers. We expect our noninterest expenses will continue to be affected by expenses associated with elevated levels of nonperforming assets.

     The following table illustrates the components and changes in noninterest expense for the periods shown:

(Dollars in thousands)	Q1	Q1		Q4
	2010	2009	Change	2009	Change
Noninterest expense
Salaries and employee benefits	$11,175	$11,195	$(20)	$11,393	$(218)
Equipment	1,576	1,892	(316)	2,620	(1,044)
Occupancy	2,184	2,366	(182)	2,677	(493)
Payment systems related expense	1,004	919	85	1,076	(72)
Professional fees	861	927	(66)	953	(92)
Postage, printing and office supplies	804	795	9	781	23
Marketing	687	630	57	832	(145)
Communications	382	393	(11)	375	7
Goodwill impairment	-	13,059	(13,059)	-	-
Other noninterest expense	2,422	3,198	(776)	3,474	(1,052)
Total	21,095	35,374	(14,279)	24,181	(3,086)

     Changing business conditions, increased costs in connection with retention of, or a failure to retain key employees, lower loan production volumes causing deferred loan origination costs to decline, or a failure to manage our operating and control environments could adversely affect our ability to limit expense growth in the future.

     Income Taxes. The Company recorded a benefit from income taxes of $.8 million in the first quarter 2010, compared to a tax benefit of $10.4 million for the same quarter of 2009, primarily due to the change in the net deferred tax asset resulting from an increase in gross unrealized gain in the Company’s investment portfolio during first quarter 2010. The significant benefit recorded in first quarter 2009 resulted from the larger pretax loss recorded in that quarter. Much of this benefit was subsequently reversed when the Company recorded a valuation allowance against its deferred tax assets in fourth quarter 2009.

     As of March 31, 2010, the Company maintained a valuation allowance of $21.8 million against the deferred tax asset balance of $24.8 million, for a net deferred tax asset of $3.0 million. This amount represented a $.8 million increase from year end 2009. The change in the net deferred tax asset was recognized as an income tax benefit and was due to an increase in gross unrealized gain in the Company’s investment portfolio during the quarter. The Company’s future net deferred tax asset and income tax (benefit) expense will continue to be impacted by changes in the gross unrealized gain on the Company’s investment portfolio.

Balance Sheet Overview

     Balance sheet highlights are as follows:
  Total assets were $2.7 billion as of March 31, 2010, relatively unchanged from $2.7 billion at December 31, 2009;

  Total loans decreased to $1.7 billion, a decline of 3% or $57.9 million from the balance at December 31, 2009, in large part due to the $27.7 million or 7% decline in commercial loan balances and $14.9 million or 15% decline in real estate construction loan balances;

  The combined balance of total cash and cash equivalents and investment securities was $861.1 million at March 31, 2010, relatively consistent with the combined balance of $865.4 million at year end 2009. Such combined balances grew $548.5 million from March 31, 2009; and

  Total deposits decreased to $2.1 billion at March 31, 2010, an $81.5 million or 4% decline since year end 2009, principally as a result of seasonality within our deposit base.
     Our balance sheet management efforts are focused on continuing to reduce nonperforming assets, maintaining a strong capital position, retaining sufficient liquidity, limiting loan concentrations and include efforts to:
  Continue to resolve nonaccrual loans and dispose of OREO properties;

  Shift our earning asset mix towards loan balances by increasing loan production within our concentration parameters to targeted customer segments;

  Manage the size of our balance sheet to improve revenues while maintaining regulatory capital ratios at strong levels until we have more certainty regarding economic conditions; and

  Prudently reduce excess liquidity, in part by reducing or eliminating existing higher cost funding categories, including wholesale term deposits.
     We continue to expect further contraction in our construction loan portfolio given continued high unemployment in our markets affecting demand for new homes coupled with our efforts to reduce the $85.5 million in nonaccrual loan balances. We also expect to continue a cautious approach to lending in the commercial construction, non-owner occupied commercial real estate and housing related sectors. Our ability to achieve loan growth will be dependent on many factors, including the effects of competition, economic conditions in our markets, health of the real estate market, retention of key personnel and valued customers, and our ability to close loans in the pipeline.

Cash and Cash Equivalents

     Total cash and cash equivalents decreased to $289.5 million at March 31, 2010, from $303.1 million at December 31, 2009 due to a decline in federal funds sold. We anticipate continuing to invest a portion of the interest-bearing deposits in other banks in higher yielding investment securities and loans in 2010 while maintaining prudent liquidity ratios.

(Dollars in thousands)	Mar. 31,	% of	Mar. 31,	% of	Change		Dec. 31,	% of
	2010	total	2009	total	Amount	%	2009	total
Cash and Cash equivalents:
Cash and due from banks	$47,002	16%	$46,720	64%	282	1%	$47,708	16%
Federal funds sold	3,859	1%	775	1%	3,084	398%	20,559	7%
Interest-bearing deposits in other banks	238,680	83%	25,131	35%	213,549	850%	234,830	77%
Total cash and cash equivalents	289,541	100%	72,626	100%	216,915	299%	303,097	100%

Investment Portfolio

     The composition and carrying value of Bancorp’s investment portfolio is as follows:

	March 31, 2010			December 31, 2009			March 31, 2009
			Net			Net			Net
	Amortized		Unrealized	Amortized		Unrealized	Amortized		Unrealized
(Dollars in thousands)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)
U.S. Treasury securities	$24,740	$24,849	$109	$24,907	$25,007	$100	$200	$219	$19
U.S. Government agency securities	136,029	136,208	179	104,168	103,988	(180)	18,249	18,195	(54)
Corporate securities	14,451	10,231	(4,220)	14,436	9,753	(4,683)	14,431	7,885	(6,546)
Mortgage-backed securities	326,757	330,849	4,092	344,179	344,294	115	131,588	130,507	(1,081)
Obligations of state and political subdivisions	58,271	60,111	1,840	67,651	70,018	2,367	70,506	71,847	1,341
Equity and other securities	9,261	9,352	91	9,274	9,217	(57)	5,035	5,015	(20)
Total Investment Portfolio	$569,509	$571,600	$2,091	$564,615	$562,277	$(2,338)	$240,009	$233,668	$(6,341)

     At March 31, 2010, the estimated fair value of the investment portfolio was $571.6 million, compared to $562.3 million at 2009 year end, an increase of 1.7% or $9.3 million. The net unrealized gain on the investment portfolio was $2.1 million at March 31, 2010, representing .4% of the total portfolio compared to a loss of $2.3 million or .4% at year end 2009. Higher unrealized gains in the Company’s mortgage-backed securities portfolio led to the current unrealized gain in the investment portfolio.

     Over the past twelve months, the Company invested cash from loan payments and capital raising activities primarily in mortgage-backed securities and U.S. Government agency securities. These securities were purchased to manage the Company’s interest rate sensitivity position while providing sufficient cash flows for future loan growth. The expected duration of the investment securities portfolio was relatively modest at 2.7 years at March 31, 2010.

     For additional detail regarding our investment securities portfolio, see Note 3 “Investment Securities” and Note 12 “Fair Value Measurement and Fair Values of Financial Instruments” of our interim financial statements included under Item 1 of this report.

Loan Portfolio

     The composition of the Bank’s loan portfolio is as follows for the periods shown:

(Dollars in thousands)	March 31,	% of total	December 31,	% of total	Change		March 31,	% of total
	2010	loans	2009	loans	Amount	%	2009	loans
Commercial loans	$342,385	20.6%	$370,077	21.5%	$(27,692)	-7.5%	$462,466	23.1%
Commercial real estate construction	23,554	1.4%	29,574	1.8%	(6,020)	-20.4%	87,561	3.4%
Residential real estate construction	60,879	3.7%	69,736	4.0%	(8,857)	-12.7%	157,050	8.9%
Total real estate construction loans	84,433	5.1%	99,310	5.8%	(14,877)	-15.0%	244,611	12.3%
Mortgage	74,613	4.4%	74,977	4.3%	(364)	-0.5%	83,889	4.2%
Nonstandard mortgage	18,233	1.1%	20,108	1.2%	(1,875)	-9.3%	26,111	1.3%
Home equity line of credit	277,527	16.6%	279,583	16.1%	(2,056)	-0.7%	281,186	14.1%
Total real estate mortgage loans	370,373	22.1%	374,668	21.6%	(4,295)	-1.1%	391,186	19.6%
Commercial real estate loans	853,180	51.2%	862,193	50.0%	(9,013)	-1.0%	879,394	44.0%
Installment and other consumer loans	16,562	1.0%	18,594	1.1%	(2,032)	-10.9%	20,794	1.0%
Total loans	$1,666,933	100%	$1,724,842	100%	$(57,909)	-3.4%	$1,998,451	100%

     The Bank’s total loan portfolio was $1.7 billion at March 31, 2010, a decrease of $58 million or 3% from December 31, 2009, principally due to loan payoffs. Total loan balances declined $331.5 million or 17% from March 31, 2009. The contraction reflected the lingering economic downturn, which reduced loan demand, as well as capital management strategies in place throughout 2009, during which time we reduced risk weighted assets significantly. Additionally, the Company improved its loan portfolio risk profile over the past twelve months by selectively exiting certain lending relationships perceived to be higher risk and reducing exposure to residential construction and site development loans. The real estate construction loan portfolio contracted $160.2 million or 65% over this period and measured a modest 5% of total loans at quarter end, down from its peak of 24% at year end 2007. Commercial loan balances declined $120.1 million or 26% from March 31, 2009, reflecting the exit from a number of higher risk rated loan relationships. A decline in borrower commitment utilization and loan demand also contributed to the reduction in commercial loan balances. These trends with respect to real estate construction and commercial loans have continued since December 31, 2009.

     Interest and fees earned on our loan portfolio are our primary source of revenue, and it will be very important that we improve loan originations and increase loan balances in order to increase our revenues. With the Company’s strong capital and liquidity positions, we are hopeful the economy will allow for an increased level of prudent loan originations to qualified borrowers throughout the remainder of 2010.

     At March 31, 2010, the Bank had outstanding loans to persons serving as directors, officers, principal stockholders and their related interests. These loans, when made, were on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Bank. At March 31, 2010, and December 31, 2009, Bancorp had no bankers’ acceptances.

     Below is a discussion of our loan portfolio by category.

     Commercial. The composition of commercial loans as the following periods:

	March 31, 2010	Percent	December 31, 2009	Percent	Change	Percent	March 31, 2009	Percent
(Dollars in thousands)		of total		of total		change		of total
Commercial lines of credit:
Total commitment	$471,593		$492,395		$(20,802)	-4%	$623,897
Outstanding balance	199,901	58%	221,779	60%	(21,878)	-10%	281,218	61%
Utilization %	42.4%		45.0%				45.1%

Commercial term loans:
Total commitment	$142,484		$148,298		$(5,814)	-4%	$181,248
Outstanding balance	142,484	42%	148,298	40%	(5,814)	-4%	181,248	39%

Total commercial lines and loans:
Total commitment	$614,077		$640,693		$(26,616)	-4%	$805,145
Outstanding balance	342,385	100%	370,077	100%	(27,692)	-7%	462,466	100%

     At March 31, 2010, total commitments for commercial lines and loans were $614.1 million down from $640.7 million as of December 31, 2009. The outstanding balance of commercial loans and lines was $342.4 million or approximately 21% of the Company’s total loan portfolio. The commercial loan balance decreased by $27.7 million or 7% from $370.1 million at year end 2009. Commercial term loans accounted for $142.5 million or 42% of the total outstanding balance at March 31, 2010, while $199.9 million or 58% consisted of commercial lines of credit. Since year end 2009, commercial line utilization declined from 45% to 42% or at the low end of the utilization range over the past few years.

     During the past twelve months, the Company elected to limit new loan originations to customers in certain sectors, including businesses related to the housing industry, and decided to exit certain high risk client relationships. However, in terms of our long term strategy we expect the commercial loan portfolio to be an important contributor to growth in future revenues and the capital raises over the past six months will support our efforts to strategically pursue opportunities in targeted commercial lending segments.

     Real Estate Construction. At March 31, 2010, the balance of real estate construction loans was $84.4 million, down $14.9 million, or 15%, from $99.3 million at December 31, 2009. Total real estate construction loans represented a modest 5% of the total loan portfolio at the end of the first quarter, down slightly from 6% at December 31, 2009 and 12% a year ago. At March 31, 2010, the Bank was well within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines, which set forth a 100% limit for concentrations in construction real estate lending relative to the sum of Tier 1 capital and allowance for credit losses, evidencing available capacity to prudently expand lending in this loan category.

     Until the supply and demand for new homes is more in balance, there will be limited demand for new residential construction loans in the market place. Limited financing for vertical construction may be made available under existing commitments to qualified builders.

     Additional detail regarding construction and land loans is provided in the tables below. Land loans are carried in the Bank’s residential mortgage and commercial real estate portfolios, depending on the purpose of the loan, but such loans are included below due to their relationship to construction loans generally.

	West Coast Bancorp
	Construction and land loans
(Dollars in thousands)	March 31, 2010		December 31, 2009		March 31, 2009
		Percent of				Percent of
	Amount	total loans2	Amount	Percent2	Amount	total loans2
Components of residential construction and land loans
Land loans1	$11,668	16%	$14,909	18%	$19,831	11%
Site development	20,264	28%	22,590	26%	63,262	36%
Vertical construction	40,660	56%	47,193	56%	93,870	53%
Total residential construction and land loans	$72,592	100%	$84,692	100%	$176,963	100%

Components of commercial construction and land loans:
Land loans1	$21,260	47%	$20,487	41%	$21,652	20%
Site development	604	1%	607	1%	607	1%
Vertical construction	22,965	52%	29,008	58%	87,102	79%
Total commercial construction and land loans	$44,829	100%	$50,102	100%	$109,361	100%

Components of total construction and land loans
Land loans1	$32,928	28%	$35,396	26%	$41,483	15%
Site development	20,868	18%	23,197	17%	63,869	22%
Vertical construction	63,625	54%	76,201	57%	180,972	63%
Total construction and land loans	$117,421	100%	$134,794	100%	$286,324	100%

1 Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios.
2 Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     In terms of the combined construction and land portfolio, $63.6 million or 54% was for vertical construction purposes, with the land component at 28% and site development at 18%. Vertical construction accounted for the majority of the loans within both the residential and commercial categories. At $32.9 million, land loans represented approximately 2% of the Company’s total loan portfolio at March 31, 2010.

     Real Estate Mortgage. The following table presents the components of our real estate mortgage loan portfolio:

					Change from
	March 31, 2010		December 31, 2009		December 31, 2009		March 31, 2009
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Mortgage	$74,613	20%	$74,977	20%	$(364)	-0.5%	$83,889	21%
Nonstandard mortgage product	18,233	5%	20,108	5%	(1,875)	-9%	26,111	7%
Home equity loans and lines of credit	277,527	75%	279,583	75%	(2,056)	-1%	281,186	72%
Total real estate mortgage	$370,373	100%	$374,668	100%	$(4,295)	-1%	$391,186	100%

     At March 31, 2010, real estate mortgage loan balances were $370.4 million or approximately 22% of the Company’s total loan portfolio. This loan category included $18.2 million in nonstandard mortgage loans, a decline from $20.1 million at December 31, 2009 and $26.1 million a year ago. At March 31, 2010, mortgage loans measured $74.6 million or 20% of total real estate mortgage loans, $31.8 million of which were standard residential mortgage loans to homeowners. The remaining $42.9 million in mortgage loans were associated with commercial interests utilizing residences as collateral. Such commercial interests included $24.9 million related to businesses, $4.5 million related to condominiums, and $8.6 million related to ownership of residential land.

     Home equity lines and loans represented about 75% or $277.5 million of the real estate mortgage portfolio at March 31, 2010, relatively unchanged from year end 2009. As shown below, the home equity line utilization percentage averaged approximately 50% at March 31, 2010, and has been fairly consistent across the year of origination with the exception of lower utilization on credits extended in 2004 and before and in the current year.

	Year of Origination
	Year to Date						2004 &
(Dollars in thousands)	03/31/10	2009	2008	2007	2006	2005	Earlier	Total
Home Equity Lines
Commitments	$3,974	$32,921	$63,313	$80,772	$81,780	$60,401	$85,349	$408,510
Outstanding Balance	1,999	20,644	39,115	52,497	51,565	38,368	43,505	247,693

Utilization	50.3%	62.7%	61.8%	65.0%	63.1%	63.5%	51.0%	60.6%

Home Equity Loans
Outstanding Balance	1,247	3,327	7,780	6,498	4,344	1,131	4,067	28,394

Total Home Equity Outstanding	$3,246	$23,971	$46,895	$58,995	$55,909	$39,499	$47,572	$276,087	(1)

(1) For the purposes of utilization percentages, the outstanding balance does not include deferred costs and fees of $1.4 million.

     Delinquencies and charge-offs in the mortgage loan portfolios have been modest to date; however we anticipate that the weak economy coupled with high unemployment in our markets may lead to increased delinquencies and charge-offs going forward.

     The following table presents an overview of home equity lines of credit and loans as of the dates shown:

(Dollars in thousands)	March 31, 2010		December 31, 2009		March 31, 2009
	Lines	Loans	Lines	Loans	Lines	Loans
Total Outstanding Balance	$248,990	$28,537	$251,062	$28,521	$248,773	$32,413

Average Current Beacon Score	764	731	763	732	762	726

Delinquent % 30 Days or Greater	0.14%	0.70%	0.21%	0.80%	0.03%	0.21%
% Net Charge-Offs Annualized	0.34%	0.40%	0.87%	4.40%	0.40%	0.89%

% 1st Lien Position	37%	39%	37%	39%	35%	39%
% 2nd Lien Position	63%	61%	63%	61%	65%	61%

Overall Original Loan-to-Value	63%	62%	63%	62%	64%	63%

Original Loan-to-Value < 80%	77%	68%	77%	68%	76%	66%
Original Loan-to-Value > 80, < 90%	22%	24%	22%	25%	23%	27%
Original Loan-to-Value > 90, < 100%	1%	8%	1%	7%	1%	7%
	100%	100%	100%	100%	100%	100%

Total Other Related Loans and Deposit Dollars 1	$306,317	$21,613	$332,922	$23,163	$349,428	$19,243

1 These amounts represent the total amount of other loan and deposit balances associated with our customers having a home equity line or loan.

     The following table shows home equity lines of credit and loans by market areas at the date shown and indicates a geographic distribution of balances representative of our branch presence in these markets:

(Dollars in thousands)	March 31, 2010		December 31, 2009		March 31, 2009
		Percent of		Percent of		Percent of
Region	Amount	total	Amount	total	Amount	total
Portland-Beaverton, Oregon / Vancouver, Washington	$133,984	48.3%	$135,647	48.5%	$135,688	48.3%
Salem, Oregon	62,644	22.6%	64,241	23.0%	64,645	23.0%
Oregon non-metropolitan area	27,137	9.8%	27,333	9.8%	26,286	9.3%
Olympia, Washington	18,948	6.8%	18,803	6.7%	18,588	6.6%
Washington non-metropolitan area	16,026	5.8%	15,541	5.6%	15,868	5.6%
Bend, Oregon	5,594	2.0%	5,665	2.0%	6,066	2.2%
Other	13,194	4.7%	12,353	4.4%	14,045	5.0%
Total home equity loan and line portfolio	$277,527	100.0%	$279,583	100.0%	$281,186	100.0%

     Commercial Real Estate. The composition of commercial real estate loan portfolio based on collateral type is as follows:

(Dollars in thousands)	March 31, 2010		December 31, 2009		March 31, 2009
	Amount	Percent	Amount	Percent	Amount	Percent
Office Buildings	$189,836	22.2%	$193,233	22.4%	$185,230	21.1%
Retail Facilities	112,908	13.2%	114,697	13.3%	123,006	14.0%
Medical Offices	60,390	7.1%	61,636	7.1%	61,329	7.0%
Commercial/Agricultural	60,239	7.1%	62,366	7.2%	66,063	7.5%
Industrial parks and related	58,318	6.8%	55,955	6.5%	56,081	6.4%
Manufacturing Plants	54,326	6.4%	55,216	6.4%	40,728	4.6%
Multi-Family - 5+ Residential	49,411	5.8%	50,498	5.9%	60,569	6.9%
Hotels/Motels	42,779	5.0%	37,829	4.4%	42,425	4.8%
Assisted Living	26,431	3.1%	26,600	3.1%	20,234	2.3%
Mini Storage	25,525	3.0%	25,778	3.0%	30,468	3.5%
Land Development and Raw Land	21,101	2.5%	26,594	3.1%	29,751	3.4%
Food Establishments	16,548	1.9%	18,108	2.1%	18,449	2.1%
Other	135,368	15.9%	133,683	15.5%	145,061	16.4%
Total commercial real estate loans	$853,180	100.0%	$862,193	100.0%	$879,394	100.0%

     The commercial real estate portfolio declined $9.0 million or 1% during first quarter 2010. At first quarter end 2010, loans secured by office buildings and retail facilities accounted for 36% of the commercial real estate portfolio, similar to that at year end 2009. The composition of the commercial real estate loan portfolio by occupancy type is as follows:

	March 31,2010		December 31, 2009		Change		March 31, 2009
		Mix		Mix		Mix
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Owner occupied	$411,316	48%	$423,031	49%	$(11,715)	-1%	$425,975	48%
Non-owner occupied	441,864	52%	439,162	51%	2,702	1%	453,419	52%
Total commercial real estate loans	$853,180	100%	$862,193	100%	$(9,013)		$879,394	100%

     The mix between owner occupied and non-owner occupied commercial real estate has remained fairly stable over the past year. Due to the weak economic conditions and our focus on the owner-occupied segment, we anticipate the non-owner occupied portion of our commercial real estate portfolio will decline on a percentage basis in 2010. At March 31, 2010, the Bank was well within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines which set forth a 300% limit for certain commercial real estate lending relative to the sum of Tier 1 capital and allowance for credit losses, evidencing available capacity to prudently expand lending in this loan category. The Company was also well within its internal loan policy limits.

     The following table shows the commercial real estate portfolio by property location:

(Dollars in thousands)	March 31, 2010
		Number of	Percent of
Region	Amount	loans	total
Portland-Beaverton, Oregon / Vancouver, Washington	$458,468	756	53.7%
Salem, Oregon	148,894	412	17.5%
Oregon non-metropolitan area	63,163	179	7.4%
Seattle-Tacoma-Bellevue, Washington	41,015	49	4.8%
Washington non-metropolitan area	32,873	118	3.9%
Olympia, Washington	26,411	79	3.1%
Bend, Oregon	25,671	28	3.0%
Other	56,685	83	6.6%
Total commercial real estate loans	$853,180	1,704	100.0%

     As shown in the table above, the distribution of our commercial real estate portfolio at March 31, 2010 reflected our branch presence in our operating markets.

     The following table shows the commercial real estate portfolio by year of stated maturity:

	March 31, 2010
		Number of	Percent of
(Dollars in thousands)	Amount	loans	total
2010	$53,706	72	6.3%
2011	39,629	76	4.6%
2012 and after	759,845	1,556	89.1%
Total commercial real estate loans	$853,180	1,704	100.0%

     At March 31, 2010, the stated loan maturities for the remainder of 2010 and in 2011 totaled $93.3 million or a relatively modest 11% of the $853.2 million total commercial real estate portfolio.

Nonperforming Assets and Delinquencies

     Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing interest and OREO. The following table presents information with respect to total nonaccrual loans by category and OREO for the periods shown:

	March 31, 2010		Dec. 31, 2009	Sept. 30, 2009	Jun. 30, 2009	March 31, 2009
		Percent of
		loan
(Dollars in thousands)	Amount	category	Amount	Amount	Amount	Amount
Commercial loans	$24,856	7.3%	$36,211	49,871	34,396	$29,014
Real estate construction loans:
Commercial real estate construction	3,939	16.7%	1,488	2,449	2,922	2,923
Residential real estate construction	19,776	32.5%	22,373	42,277	56,507	70,942
Total real estate construction loans	23,715	28.1%	23,861	44,726	59,429	73,865
Real estate mortgage loans:
Mortgage	9,829	13.2%	11,563	12,498	14,179	9,467
Nonstandard mortgage product	9,327	51.2%	8,752	10,810	10,486	10,972
Home equity line of credit	2,248	0.8%	2,036	1,599	1,259	961
Total real estate mortgage loans	21,404	5.8%	22,351	24,907	25,924	21,400
Commercial real estate loans	15,322	1.8%	16,778	12,463	6,905	3,980
Installment and other consumer loans	172	1.0%	144	39	69	22
Total nonaccrual loans	85,469	5.1%	99,345	132,006	126,723	128,281
90 day past due and accruing interest	-		-	-	-	-
Total nonperforming loans	85,469	5.1%	99,345	132,006	126,723	128,281
Other real estate owned	45,238		53,594	76,570	83,830	87,189
Total nonperforming assets	130,707		152,939	208,576	210,553	215,470

Nonperforming loans to total loans	5.13%		5.76%	7.25%	6.61%	6.42%
Nonperforming assets to total assets	4.91%		5.60%	7.86%	8.06%	8.63%

Delinquent loans 30-89 days past due	$5,566		$8,427	$13,136	$16,082	$9,605
Delinquent loans to total loans	0.33%		0.49%	0.72%	0.84%	0.48%

     At March 31, 2010, total nonperforming assets were $130.7 million, or 4.91% of total assets, compared to $152.9 million, or 5.60%, at December 31, 2009. Nonperforming assets have declined for four consecutive quarters and were down 39% or $84.8 million from their peak at $215.5 million and 8.6% of total assets at March 31, 2009. The balance of total nonperforming assets at quarter end reflected write-downs totaling over $77 million or 38% from the original principal loan balance compared to write-downs of 24% twelve months ago. Total nonperforming assets fell $22.2 million or 14% during the most recent quarter. The disposition of $21.8 million in nonaccrual loans and OREO properties, $5.8 million in loan net charge-offs, $3.6 million in nonaccrual loan payoffs, and $2.4 million in OREO valuation adjustments during the quarter more than offset the $12.8 million inflow of new nonaccrual loans. Nonperforming assets relating to the two-step loan portfolio were $20.1 million at March 31, 2010, down from $97.0 million twelve months earlier.

     Over the past year total nonaccrual loans declined $42.8 million or 33% to $84.5 million at March 31, 2010. The reduction was largely due to the Company taking ownership of additional residential site development and construction properties related to loans which previously were on nonaccrual status, nonaccrual loan payoffs, the disposition of two nonaccrual commercial loans totaling $10.8 million in the most recent quarter, and a slowing inflow of new nonaccrual loan balances. At March 31, 2010, the total nonaccrual loan portfolio had been written down 29% from the original principal balance compared to 19% as of March 31, 2009.

     Nonaccrual Construction and Land Loans. The following table shows the components of our nonaccrual residential and commercial construction and land loans as of the dates shown:

	Nonaccrual construction and land loans
	March 31, 2010		December 31, 2009		Change		March 31, 2009
		Percent of		Percent of				Percent of
		loan		loan				loan
(Dollars in thousands, unaudited)	Amount	category2	Amount	category2	Amount	Percent	Amount	category2
Components of residential construction and land loans
Land loans1	5,349	45.8%	$6,440	43.2%	$(1,091)	-16.9%	$2,092	10.5%
Site development	7,527	37.1%	8,334	36.9%	(807)	-9.7%	34,316	54.2%
Vertical construction	12,249	30.1%	14,040	29.8%	(1,791)	-12.8%	36,626	39.0%
Total residential construction and land loans	$25,125	34.6%	$28,814	34.0%	$(3,689)	-12.8%	$73,034	41.3%

Components of commercial construction and land loans:
Land loans1	$1,243	5.8%	1,276	6.2%	$(33)	-2.6%	-	0.0%
Site development	-	0.0%	-	0.0%	-	0.0%	-	0.0%
Vertical construction	3,939	17.2%	1,487	5.1%	2,452	164.9%	2,922	3.4%

Total commercial construction and land loans	$5,182	11.6%	$2,763	5.5%	$2,419	87.5%	$2,922	2.7%

Components of total construction and land loans
Land loans1	$6,592	20.0%	$7,716	21.8%	$(1,124)	-14.6%	$2,092	5.0%
Site development	7,527	36.1%	8,334	35.9%	(807)	-9.7%	34,316	53.7%
Vertical construction	16,188	25.4%	15,527	20.4%	661	4.3%	39,548	21.9%
Total construction and land loans	$30,307	25.8%	$31,577	23.4%	$(1,270)	-4.0%	$75,956	26.5%

1 Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios.
2 Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     As indicated in the above table and reflecting the difficulties in the housing market, $25.1 million of the $30.3 million in total nonaccrual construction and land loan balances portfolio related to the residential category. Total nonaccrual residential construction and land loans declined 13% in 2010 from $28.8 million at December 31, 2009 and $48 million or 66% from a year ago. Nonaccrual commercial construction and land loans were $5.2 million or 11.6% of such loans at March 31, 2010.

     OREO. The following table presents activity in the total OREO portfolio for the periods shown:

(Dollars in thousands)	Total OREO related activity
	Amount	Number
Quarterly 2009
Beginning balance January 1, 2009	70,110	288
Additions to OREO	25,249	79
Capitalized improvements	682
Valuation adjustments	(4,761)
Disposition of OREO properties	(4,091)	(18)
Ending balance March 31, 2009	$87,189	349

Additions to OREO	13,663	48
Capitalized improvements	1,156
Valuation adjustments	(3,064)
Disposition of OREO properties	(15,114)	(62)
Ending balance June 30, 2009	$83,830	335

Additions to OREO	11,109	36
Capitalized improvements	955
Valuation adjustments	(3,797)
Disposition of OREO properties	(15,527)	(70)
Ending balance Sept. 30, 2009	$76,570	301

Additions to OREO	24,153	536
Capitalized improvements	2,140
Valuation adjustments	(6,940)
Disposition of OREO properties	(42,329)	(165)
Ending balance Dec. 31, 2009	$53,594	672

Full year 2009:
Beginning balance January 1, 2009	$70,110	288
Additions to OREO	74,174	699
Capitalized improvements	4,933
Valuation adjustments	(18,562)
Disposition of OREO properties	(77,061)	(315)
Ending balance Dec. 31, 2009	$53,594	672

First Quarter 2010
Additions to OREO	3,847	15
Capitalized improvements	1,156
Valuation adjustments	(2,359)
Disposition of OREO properties	(11,000)	(91)
Ending balance March 31, 2010	$45,238	596

     The Company’s OREO property disposition activities continued at a consistent pace during first quarter despite the seasonal slow-down in our local real estate markets during this period. During first quarter 2010 the Company sold 91 OREO properties with a total book value of $11.0 million. At March 31, 2010, the Company had 596 OREO properties with a total book value of $45.2 million. The OREO balance reflected write-downs totaling 50% from the original loan principal compared to 24% at the end of first quarter 2009. The majority of the OREO properties and balances at March 31, 2010 were residential site development projects and completed homes. The site development projects are primarily located in Seattle, Maple Valley, Vancouver, Washougal, and Puyallup in the state of Washington and in Beaverton and Salem, Oregon. For more information regarding the Company’s OREO, see the discussion under the subheading “OREO” and “Critical Accounting Policies” included in Item 7 of the Company’s 2009 10-K.

     Expenses from the acquisition, maintenance and disposition of OREO properties are included in other noninterest expense in the statements of loss. Our operating results will be impacted by our ability to dispose of OREO properties at prices that are in line with current valuation expectations. Continued decline in market values in our area would lead to additional valuation adjustments or losses upon final disposal, which would have an adverse effect on our results of operations.

     Delinquencies. Bancorp also monitors delinquencies, defined as loan balances 30-89 days past due, not on nonaccrual status, as an indicator of future nonperforming assets. Total delinquencies were $5.6 million or .33% of total loans at March 31, 2010, down from $8.4 million or .49% at December 31, 2009 and down from $9.6 million or .48% at March 31, 2009.

     The following table summarizes total delinquent loan balances by type of loan as of the dates shown:

	March 31, 2010		December 31, 2009		March 31, 2009
		Percent of		Percent of
		loan		loan		Percent of loan
(Dollars in thousands)	Amount	category	Amount	category	Amount	category
Loans 30-89 days past due, not on nonaccrual status
Commercial	$341	0.10%	$1,151	0.31%	$938	0.20%
Commercial real estate construction	604	2.56%	606	2.05%	-	0.00%
Residential real estate construction	-	0.00%	-	0.00%	3,718	2.79%
Total real estate construction	604	0.72%	606	0.61%	3,718	1.51%
Real estate mortgage:
Mortgage	402	0.54%	1,891	2.52%	1,861	2.22%
Nonstandard mortgage product	1,026	5.63%	-	0.00%	1,038	3.98%
Home equity lines of credit	527	0.19%	758	0.27%	143	0.05%
Total real estate mortgage	1,955	0.53%	2,649	0.71%	3,042	0.78%
Commercial real estate	2,552	0.30%	3,962	0.46%	1,707	0.19%
Installment and consumer	114	0.69%	59	0.32%	200	0.96%
Total loans 30-89 days past due, not in nonaccrual status	$5,566		$8,427		$9,605

Delinquent loans past due 30-89 days to total loans	0.33%		0.49%		0.48%

Allowance for Credit Losses and Net Loan Charge-offs

     Allowance for Credit Losses. An allowance for credit losses has been established based on management’s best estimate, as of the balance sheet date, of probable losses inherent in the loan portfolio. For more information regarding the Company’s allowance for credit losses and net loan charge-offs, see the discussion under the subheadings “Credit Management”, “Allowance for Credit Losses and Net Loan Charge-offs” and “Critical Accounting Policies” included in Item 7 of the Company’s 2009 10-K.

     The following table is a summary of activity in the allowance for credit losses for the periods presented:

	Q1	Q4	Q3	Q2	Q1
(Dollars in thousands)	2010	2009	2009	2009	2009
Loans outstanding at end of period	1,666,933	$1,724,842	$1,822,001	$1,917,028	$1,998,451
Average loans outstanding during the period	1,702,763	1,791,572	1,865,051	1,971,467	2,035,037

Allowance for credit losses, beginning of period	39,418	$40,036	38,569	38,463	29,934
Total provision for credit losses	7,634	35,233	20,300	11,393	23,131
Loan charge-offs:
Commercial	(1,245)	(13,542)	(5,869)	(1,725)	(1,275)
Commercial real estate construction	(487)	-	(325)	-	-
Residential real estate construction	(875)	(10,628)	(8,563)	(7,283)	(8,776)
Total real estate construction	(1,362)	(10,628)	(8,888)	(7,283)	(8,776)
Mortgage	(932)	(4,742)	(3,018)	(1,244)	(1,018)
Nonstandard mortgage	(1,497)	(692)	(726)	(320)	(1,929)
Home equity	(931)	(1,380)	(204)	(529)	(1,281)
Total real estate mortgage	(3,360)	(6,814)	(3,948)	(2,093)	(4,228)
Commercial real estate	(103)	(4,737)	(67)	(172)	(406)
Installment and consumer	(170)	(294)	(146)	(267)	(132)
Overdraft	(186)	(289)	(287)	(230)	(249)
Total loan charge-offs	(6,426)	(36,304)	(19,205)	(11,770)	(15,066)
Recoveries:
Commercial	406	271	125	392	217
Commercial real estate construction	-	-	-	-	-
Residential real estate construction	141	90	27	17	151
Total real estate construction	141	90	27	17	151
Mortgage	23	8	-	-	3
Nonstandard mortgage	-	-	1	-	-
Home equity	17	34	1	-	-
Total real estate mortgage	40	42	2	-	3
Commercial real estate	8	4	147	-	-
Installment and consumer	33	9	18	16	22
Overdraft	45	37	53	58	71
Total recoveries	673	453	372	483	464
Net loan charge-offs	(5,753)	(35,851)	(18,833)	(11,287)	(14,602)
Allowance for credit losses, end of period	$41,299	$39,418	$40,036	$38,569	$38,463

Components of allowance for credit losses
Allowance for loan losses	40,446	$38,490	$39,075	$37,700	$37,532
Reserve for unfunded commitments	853	928	961	869	931
Total allowance for credit losses	$41,299	$39,418	$40,036	$38,569	$38,463

Net loan charge-offs to average loans annualized	1.37%	7.94%	4.01%	2.30%	2.92%

Allowance for loan losses to total loans	2.43%	2.23%	2.14%	1.97%	1.88%
Allowance for credit losses to total loans	2.48%	2.29%	2.20%	2.01%	1.92%

Allowance for loan losses to nonperforming loans	47%	39%	30%	30%	29%
Allowance for credit losses to nonperforming loans	48%	40%	30%	30%	30%

     At March 31, 2010, the Company’s allowance for credit losses was $41.3 million, consisting of a $34.6 million formula allowance, no specific allowance, a $5.8 million unallocated allowance and a $.9 million reserve for unfunded commitments. At December 31, 2009, our allowance for credit losses was $39.4 million, consisting of a $33.4 million formula allowance, no specific allowance, a $5.0 million unallocated allowance and a $1.0 million reserve for unfunded commitments. At March 31, 2010, the allowance for credit losses was 2.48% of total loans, an increase from 2.29% at December 31, 2009.

     Overall, we believe that the allowance for credit losses is adequate to absorb losses in the loan portfolio at March 31, 2010, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. Please see Item 1A “Risk Factors” in our 2009 10-K.

     Net Loan Charge-offs. For the quarter ended March 31, 2010, total net loan charge-offs were $5.8 million compared to $35.9 million for the quarter ended December 31, 2009. The 2010 year to date annualized net loan charge-offs to total average loans outstanding was 1.37%, down from 7.94% in the fourth quarter 2009.

Deposits and Borrowings

     The following table summarizes the quarterly average dollar amount in, and the average interest rate paid on, each of the deposit and borrowing categories for the first quarters of 2010 and 2009 and fourth quarter 2009:

	First Quarter 2010			Fourth Quarter 2009			First Quarter 2009
	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate
(Dollars in thousands)	Balance	of total	Paid	Balance	of total	Paid	Balance	of total	Paid
Non-interest bearing demand	$519,492	24.9%	-	$539,547	25.1%	-	$469,667	23.7%	-
Interest bearing demand	321,070	15.4%	0.20%	316,583	14.7%	0.24%	265,383	13.4%	0.28%
Savings	98,075	4.7%	0.49%	95,566	4.5%	0.58%	82,628	4.2%	0.94%
Money market	642,594	30.8%	0.85%	641,770	29.9%	1.13%	594,108	30.0%	1.50%
Time deposits	507,705	24.3%	2.14%	553,688	25.8%	2.31%	570,049	28.7%	2.78%
Total deposits	2,088,937	100.0%	0.83%	2,147,154	100.0%	0.99%	1,981,835	100.0%	1.31%

Short-term borrowings	13,100		4.49%	10,480		4.49%	139,402		1.50%
Long-term borrowings (1)	301,199		3.01%	303,819		3.03%	150,004		4.00%
Total borrowings	314,299		2.93%	314,299		2.94%	289,406		2.79%

Total deposits and borrowings	$2,403,236		1.41%	$2,461,453		1.59%	$2,271,241		1.91%

(1) Long-term borrowings include junior subordinated debentures.

     First quarter 2010 average total deposits increased 5% or $107.0 million from first quarter 2009. Our deposit mix improved further from the same quarter in 2009, as average non-interest and interest bearing demand, savings, and money market categories collectively increased 12% or $169.4 million while time deposits contracted as we elected to reduce higher rate deposit balances, particularly public time deposits. The average rate paid on total deposits in the first quarter of 2010 declined to .83% from 1.31% in the first quarter of 2009 as a result of lower market interest rates and the run off of certain higher cost deposit balances. We were able to achieve the decrease in average rates paid while maintaining levels of deposit balances. Whether we will continue to be successful maintaining and growing our low cost deposit base will depend on various factors, including deposit pricing strategies, the effects of competition, client behavior, and regulatory limitations. In addition, the continued availability of government Transaction Account Guarantee Program (the “TAG Program”) providing expanded deposit insurance may affect our ability to retain deposit balances.

     At March 31, 2010, brokered deposits totaled $63.0 million or 3% of period end deposits, of which $10.4 million were deposits obtained through the Bank's participation in the Certificate of Deposit Account Registry Service ("CDARS") network and $52.6 million were wholesale brokered deposits compared to $72.4 million in brokered deposits at December 31, 2009 and $107.7 million at March 31, 2009.

     The average balance of FHLB borrowings increased by $24.9 million to $314.3 million in the quarter ended March 31, 2010, from the same period last year. We extended the maturities of our FHLB borrowings during the second quarter of 2009.

     At March 31, 2010, the balance of junior subordinated debentures issued in connection with our prior issuances of trust preferred securities was $51.0 million, unchanged from December 31, 2009. Bancorp has elected to defer interest payments on its trust preferred securities. At March 31, 2010, the Company had a balance in other liabilities of $.9 million in accrued and unpaid interest expense on these junior subordinated debentures, and it may not pay dividends on its capital stock until all such accrued but unpaid interest has been paid in full. The Company has recorded and continues to record junior subordinated debenture interest expense in the income statement.

     We cannot resume interest payments on our trust preferred securities without prior regulatory approval. For additional detail regarding Bancorp’s outstanding debentures, see Note 10 in the financial statements included under Item 1 of this report.

Capital Resources

     The Federal Reserve and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. Bancorp and the Bank are subject to additional capital requirements under agreements with their respective regulators. For more information on these topics, see the discussions under the subheadings “Capital Adequacy Requirements” and “Current Enforcement Actions” in the section “Supervision and Regulation” included in Item 1 of West Coast Bancorp 2009 10-K. The following table summarizes the capital measures of Bancorp and the Bank at March 31, 2010:

							Bank-level
	West Coast Bancorp			West Coast Bank			Guideline requirements
(Dollars in thousands)	March 31,		December 31,	March 31,		December 31,	Adequately	Well
	2010	2009	2009	2010	2009	2009	Capitalized	Capitalized
Tier 1 risk-based capital ratio	15.88%	9.72%	7.17%	15.24%	9.43%	14.11%	4.00%	6.00%
Total risk-based capital ratio	17.14%	10.97%	9.13%	16.50%	10.68%	15.37%	8.00%	10.00%
Leverage ratio	11.57%	9.19%	5.37%	11.16%	8.92%	10.57%	4.00%	5.00%

Total stockholders' equity	$260,497	$174,559	$249,058	$299,997	$218,471	$288,476

     Bancorp’s total capital ratio improved to 17.14% at March 31, 2010, up from 9.13% at December 31, 2009 and 10.97% at March 31, 2009, while Bancorp's Tier 1 capital ratio increased to 15.88% at current quarter end, from 7.17% at year end 2009 and 9.72% at the close of the prior quarter. Both capital ratios improved dramatically over year end 2009 principally as a result of the mandatory conversion of Series A preferred stock issued in the Company's October 2009 private capital raise into 71.4 million common shares following receipt of shareholder approvals relating to the transactions. The $9.3 million in net proceeds from the successful rights offering completed during first quarter 2010 also contributed to improved capital ratios at Bancorp.

     The total capital ratio at the Bank improved to 16.50% at March 31, 2010, from 10.68% at March 31, 2009, while the Bank’s Tier 1 capital ratio increased to 15.24% from 9.43% over the same period. The leverage ratio at the Bank improved to 11.16% at March 31, 2010, from 8.92% at March 31, 2009. Improved capital ratios at the Bank were also attributable to capital raising activities in 2009 and the rights offering, as well as decreases in the balance of risk weighted assets over the past twelve months.

     The Consent Order requires that no later than December 31, 2009, and during the life of the Consent Order, the Bank shall maintain: (a) a Tier 1 capital to total assets leverage ratio (“Leverage ratio”) at least equal to or greater than 10%; and (b) a ratio of qualifying total capital to risk-weighted assets (“Total risk-based capital ratio”) at least equal to or greater than 12%. As of December 31, 2009 and March 31, 2010, the Bank satisfied both of the capital measures required under the Consent Order. For more information on this topic, see the discussion under the subheading “Current Enforcement Actions” in the section “Supervision and Regulation” included in Item 1 of the 2009 10-K.

     The total risk based capital ratios of Bancorp include $51 million of junior subordinated debentures which qualified as Tier 1 capital at March 31, 2010, under guidance issued by the Board of Governors of the Federal Reserve System. Bancorp expects to continue to rely on junior subordinated debentures as part of its regulatory capital, although it does not expect to issue additional junior subordinated debentures in the near term due to current market conditions.

     Bancorp’s stockholders’ equity was $260 million at March 31, 2010, up from $175 million at March 31, 2009, and $249 million at year end 2009.

     Bancorp may take steps to raise additional capital in the future. To do so, Bancorp may offer and issue equity, hybrid equity or debt instruments, including convertible preferred stock or subordinated debt. Any equity or debt financing, if available at all, may be dilutive to existing shareholders or include covenants or other restrictions that limit the Company’s activities.

Liquidity and Sources of Funds

     The Bank’s sources of funds include customer deposits, advances from the FHLB, maturities of investment securities, sales of “Available for Sale” securities, loan and OREO sales, loan repayments, net income, if any, loans taken out at the Federal Reserve discount window, and the use of Federal Funds markets. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows, loan and OREO sales and unscheduled loan prepayments are not. Deposit inflows, loan and OREO sales, and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, market and general economic conditions and other factors. In addition, changes in government programs, such as the expected termination of the FDIC’s TAG Program in December 2010, may influence deposit behaviors.

     Deposits are our primary source of funds. Over the past 12 months our loan to deposit ratio declined from 97% at March 31, 2009 to 81% at March 31, 2010. This was a result of loans declining $332 million and deposits increasing $13 million. Significantly lower loan balances and higher deposit balances coupled with a significantly bolstered equity position caused the collective balance of interest bearing deposits in other bank and investment securities portfolio to grow $554.6 million to $814.1 million at March 31, 2010 and to 33% of total earning assets. In light of the substantial liquidity position at quarter end, a portion of which carried a higher cost of funds than amounts being earned and therefore has an adverse impact on net interest income and other operating results, we intend to shrink our balance sheet in the near term by reducing wholesale, internet, and other term deposits.

     At March 31, 2010, the Bank had outstanding borrowings of $263 million, against its $290 million in established borrowing capacity with the FHLB, and unchanged from December 31, 2009. The Bank’s borrowing facility is subject to collateral and stock ownership requirements, as well as prior FHLB consent to each advance. The Bank also had a Federal Funds line of credit agreement with a correspondent financial institution of $5 million at March 31, 2010, of which none was outstanding at March 31, 2010, and December 31, 2009. The use of such Federal Funds lines is subject to certain conditions. The Bank had an available discount window credit line with the FRB of approximately $42 million at March 31, 2010, with no balance outstanding at either March 31, 2010, or December 31, 2009. As with the other lines, the FRB line is subject to collateral requirements, must be repaid within 90 days, and each advance is subject to prior FRB consent. Additionally, at March 31, 2010, the Bank had $344.6 million in securities which were available to be used as collateral for increased borrowing capacity with the FHLB and FRB under certain conditions.

     Under our Consent Order, the Bank may not pay dividends to the holding company without prior regulatory approval. At March 31, 2010, with the exception of the junior subordinated debentures, the holding company did not have any borrowing arrangements of its own.

Off-Balance Sheet Arrangements

     At March 31, 2010, the Bank had commitments to extend credit of $583 million, which was up 3% compared to $564 million at December 31, 2009. For additional information regarding off balance sheet arrangements and future financial commitments, see Note 8 “Commitments And Contingent Liabilities” in the financial statements included under Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change in the market risks disclosure under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2009 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to our management, including our chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Our management has evaluated, with the participation and under the supervision of our CEO and CFO, the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated an communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Item 1A. Risk Factors

Continuing economic problems or a sluggish recovery in the markets we serve may adversely affect our ability to achieve a return to earnings and could increase the credit risk associated with our loan portfolio.

     Substantially all of our loans and loan opportunities are to businesses and individuals in our markets in Oregon and Washington. The economy in this region has been severely impacted by the same challenges facing the economy nationally, and this region has seen particularly severe increases in unemployment and declines in the residential and commercial real estate markets. The local economy has shown signs of improvement similar to those seen nationally, although the Pacific Northwest has historically been slower to recover from recessionary periods than other parts of the national economy. There are signs that may be true again. Any further deterioration in economic conditions or failure to recover in the markets in which we operate could have a material adverse effect on our business, results of operations, and prospects for a return to earnings and could result in the following consequences:
  sluggish loan demand and fewer loan opportunities to qualified borrowers;

  reduced demand for banking products and services, including deposit services;

  continued reduced or even lower levels of economic activity at our business customers;

  increased loan delinquencies; and

  further declines in collateral values.
Recent legislative and regulatory initiatives have proposed restrictions and requirements on financial institutions that could have an adverse effect on our business.

     The United States Congress, the Treasury Department and the Federal Deposit Insurance Corporation have taken several steps to support the financial services industry that have included certain well publicized programs, such as the Troubled Asset Relief Program, as well as programs enhancing the liquidity available to financial institutions and increasing insurance available on bank deposits.  These programs have provided an important source of support to many financial institutions.  Partly in response to these programs, there are now additional proposals for legislation to regulate the financial services industry that have been introduced in the U.S. Congress and seem to be gaining support.  These legislative initiatives could substantially increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices. These legislative initiatives may, as examples, impact the ability of financial institutions to charge certain banking and other fees, offer certain loan products, and establish interest rates and other fees.  We cannot predict the substance or impact of pending or future legislation or regulation.  Compliance with such legislation or regulation may, among other effects, significantly increase our costs, limit our product offerings and operating flexibility, require significant adjustments in our internal business processes, and possibly require us to maintain our regulatory capital at levels above historical practices.

     For additional detailed discussion of other risks that may affect our business, see Item 1A, “Risk Factors” in our 2009 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2010:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased (1)	per Share	(2)	Under the Plans or Programs
1/1/10 - 1/31/10	-	$0.00	-	1,051,821
2/1/10 - 2/28/10	-	$0.00	-	1,051,821
3/1/10 - 3/31/10	258	$2.63	-	1,051,821
Total for quarter	258		-

(1)	Shares repurchased by Bancorp during the quarter include shares repurchased from employees in connection with stock option swap exercises and cancellation of restricted stock to pay withholding taxes totaling 0 shares, 0 shares, and 258 shares, respectively, for the periods indicated. There were no shares repurchased in the periods indicated pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in note 2 below.

(2)	Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, by 1.0 million shares in April 2004, and by 1.0 million shares in September 2007 for a total authorized repurchase amount as of March 31, 2010, of approximately 4.9 million shares.

Item 3. Defaults Upon Senior Securities

     None

Item 4. [Reserved]

Item 5. Other Information

     An updated description of common stock of the Company is being filed as Exhibit 99.1 to this report and is incorporated by reference.

Item 6. Exhibits

Exhibit No.	Exhibit
10.1	West Coast Bancorp 2002 Stock Incentive Plan (As amended through April 27, 2010).

31.1	Certification of CEO under Rule 13(a) – 14(a) of the Exchange Act.

31.2	Certification of CFO under Rule 13(a) – 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350.

99.1	Description of Common Stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST COAST BANCORP (Registrant)

Dated: May 10, 2010	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and Chief Executive Officer

Dated: May 10, 2010	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer