Form 10-K/A
period 2009-12-31
WEST COAST BANCORP /NEW/OR/
filed 2010-05-26
CIK 717059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X] Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

Commission file number 0-10997

WEST COAST BANCORP
(Exact name of registrant as specified in its charter)

Oregon	93-0810577
(State or other jurisdiction of incorporation or organization)	I.R.S. Employer Identification Number

5335 Meadows Road – Suite 201, Lake Oswego, Oregon	97035
(Address of principal executive offices)	(Zip code)

(503) 684-0884
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:	Common Stock
(Title of Class)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes [   ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes [   ] No [X]

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [X]  No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (check one):

[   ] Large Accelerated Filer [   ] Accelerated Filer [   ] Non-accelerated Filer [X] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes [   ] No [X]

The aggregate market value of registrant's Common Stock held by non-affiliates of the registrant on June 30, 2009, was approximately $32,090,000.

The number of shares of registrant's Common Stock outstanding on January 31, 2010, was 87,082,715.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the West Coast Bancorp Definitive Proxy Statement for the 2010 annual meeting of shareholders of West Coast Bancorp are incorporated by reference into Part III of this Form 10-K.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A ("Amendment No. 1") to West Coast Bancorp's Annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission ("SEC") on March 11, 2010 (the "Original Filing"), is being filed to correct clerical errors in a date reference in Part III, Item 10 and on the cover page of the Original Filing.  As required by Rule 12b‑15 under the Securities Exchange Act of 1934, we have also included Part IV, Item 15 "Exhibits and Financial Statement Schedules" to file currently dated certifications of our chief executive officer and chief financial officer.

This Amendment No. 1 does not amend, update or otherwise alter any sections of the Original Filing except as described above, and the report continues to speak as of the date of the Original Filing in all other respects.  Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and filings made with the SEC subsequent to the Original Filing.

Table of Contents

PART III
Item 10. Directors, Executive Officers and Corporate Governance..................................................................	1
PART IV
Item 15. Exhibits and Financial Statement Schedules .............................................................................................	2
Signatures.....................................................................................................................................................................................	3
Index to Exhibits......................................................................................................................................................................	4

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information concerning directors and executive officers of Bancorp required to be included in this item is set forth under the headings "Election of Directors," "Section 16(a) Beneficial Ownership Reporting Compliance," and "Management" in Bancorp's Proxy Statement for its 2010 Annual Meeting of Shareholders to be filed within 120 days of Bancorp's fiscal year end of December 31, 2009 (the "Proxy Statement"), and is incorporated into this report by reference.

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

Audit Committee Financial Expert

Bancorp's Board of Directors has determined that Duane C. McDougall, the Audit and Compliance Committee chair, is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K of the Exchange Act and is independent as independence for audit committee members is defined under NASDAQ listing standards applicable to the Company.

Code of Ethics

We have adopted a code of ethics (the "Code of Ethics"), for our CEO, CFO, principal accounting officer, and persons performing similar functions, entitled the West Coast Bancorp Code of Ethics for Senior Financial Officers.  The Code of Ethics is available on our website at www.wcb.com under the tab for investor relations.  Stockholders may request a free copy of the Code of Ethics from:

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

(2)        Financial Statements Schedules:

None.

(3)        Exhibits:

See "Index to Exhibits" immediately following the signature page to this report.

 SIGNATURES

            Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized, on May 25, 2010.

INDEX TO EXHIBITS

Exhibit No.	Exhibit
31.1	Certification of Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act.
31.2	Certification of Chief Financial Officer under Section 302 of the Sarbanes-Oxley Act.