Form 10-Q
period 2010-06-30
WEST COAST BANCORP /NEW/OR/
filed 2010-08-06
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2010

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

     Common Stock, no par value: 96,419,662 shares outstanding as of July 31, 2010

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and shares in thousands, unaudited)	2010	2009
ASSETS

Cash and cash equivalents:
Cash and due from banks	$45,685	$47,708
Federal funds sold	13,431	20,559
Interest-bearing deposits in other banks	109,781	234,830
Total cash and cash equivalents	168,897	303,097
Trading securities	677	731
Investment securities available for sale, at fair value
(amortized cost: $639,305 and $564,615, respectively)	646,231	562,277
Federal Home Loan Bank stock, held at cost	12,148	12,148
Loans held for sale	2,635	1,176
Loans	1,602,032	1,724,842
Allowance for loan losses	(43,329)	(38,490)
Loans, net	1,558,703	1,686,352
Premises and equipment, net	27,526	28,476
Other real estate owned, net	37,578	53,594
Core deposit intangible, net	477	637
Bank owned life insurance	24,829	24,417
Other assets	25,785	60,642
Total assets	$2,505,486	$2,733,547

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand	$533,865	$542,215
Savings and interest bearing demand	433,001	422,838
Money market	661,913	657,306
Time deposits	375,321	524,525
Total deposits	2,004,100	2,146,884
Short-term borrowings	-	12,600
Long-term borrowings	164,199	250,699
Junior subordinated debentures	51,000	51,000
Reserve for unfunded commitments	1,018	928
Other liabilities	17,757	22,378
Total liabilities	2,238,074	2,484,489

Commitments and contingent liabilities (Note 8)

Stockholders' equity:
Preferred stock: no par value, 10,000 shares authorized;
Series A issued and outstanding: None at June 30, 2010, 1,429 at December 31, 2009	-	118,124
Series B issued and outstanding: 121 at June 30, 2010 and December 31, 2009	21,124	21,124
Common stock: no par value, 250,000 shares authorized;
issued and outstanding: 96,421 at June 30, 2010 and 15,641 at December 31, 2009	228,837	93,246
Retained earnings	13,213	17,950
Accumulated other comprehensive gain (loss)	4,238	(1,386)
Total stockholders' equity	267,412	249,058
Total liabilities and stockholders' equity	$2,505,486	$2,733,547

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF LOSS

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share)	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$22,416	$26,247	$45,259	$52,364
Interest on taxable investment securities	3,688	1,893	7,299	3,600
Interest on nontaxable investment securities	549	679	1,145	1,450
Interest on deposits in other banks	162	49	307	61
Interest on federal funds sold	1	1	4	2
Total interest income	26,816	28,869	54,014	57,477

INTEREST EXPENSE:
Savings, interest bearing demand deposits and money market	1,172	2,447	2,792	5,027
Time deposits	2,103	3,912	4,776	7,817
Short-term borrowings	349	173	494	687
Long-term borrowings	4,002	1,728	5,859	2,718
Junior subordinated debentures	280	395	550	884
Total interest expense	7,906	8,655	14,471	17,133
Net interest income	18,910	20,214	39,543	40,344
Provision for credit losses	7,758	11,393	15,392	34,524
Net interest income after provision for credit losses	11,152	8,821	24,151	5,820

NONINTEREST INCOME:
Service charges on deposit accounts	4,213	4,133	7,809	7,938
Payment systems related revenue	2,875	2,359	5,411	4,496
Trust and investment services revenue	1,167	971	2,146	1,890
Gains on sales of loans	306	756	447	1,099
Net OREO valuation adjustments and gains (losses) on sales	(209)	(3,683)	(2,267)	(8,487)
Other noninterest income	785	787	1,542	2,729
Other-than-temporary impairment losses	-	-	-	(192)
Gains on sales of securities	488	635	945	833
Total noninterest income	9,625	5,958	16,033	10,306

NONINTEREST EXPENSE:
Salaries and employee benefits	11,322	11,267	22,497	22,462
Equipment	1,606	1,850	3,182	3,742
Occupancy	2,249	2,295	4,433	4,661
Payment systems related expense	1,212	998	2,216	1,917
Professional fees	1,161	1,371	2,022	2,298
Postage, printing and office supplies	737	826	1,541	1,621
Marketing	738	696	1,425	1,326
Communications	381	404	763	797
Goodwill impairment	-	-	-	13,059
Other noninterest expense	3,503	5,537	5,925	8,735
Total noninterest expense	22,909	25,244	44,004	60,618

LOSS BEFORE INCOME TAXES	(2,132)	(10,465)	(3,820)	(44,492)
PROVISION (BENEFIT) FOR INCOME TAXES	1,717	(4,126)	917	(14,554)
NET LOSS	$(3,849)	$(6,339)	$(4,737)	$(29,938)

Basic loss per share	($0.04)	($0.41)	($0.06)	($1.91)
Diluted loss per share	($0.04)	($0.41)	($0.06)	($1.91)

Weighted average common shares	92,123	15,522	79,693	15,504
Weighted average diluted shares	92,123	15,522	79,693	15,504

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(Dollars in thousands, unaudited)	June 30, 2010	June 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,737)	$(29,938)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	4,159	2,587
Amortization of tax credits	542	660
Deferred income tax benefit	(2,598)	(4,213)
Amortization of intangibles	160	199
Provision for credit losses	15,392	34,524
Goodwill impairment	-	13,059
(Increase) decrease in accrued interest receivable	(243)	254
Decrease in other assets	33,516	4,830
Loss on impairment of securities	-	192
Gains on sales of securities	(945)	(833)
Net loss on disposal of premises and equipment	23	10
Net OREO valuation adjustments and gains (losses) on sales	2,267	8,487
Gains on sale of loans	(447)	(1,099)
Origination of loans held for sale	(11,838)	(47,195)
Proceeds from sales of loans held for sale	10,826	47,773
Increase in interest payable	16	81
(Decrease) increase in other liabilities	(5,037)	1,430
Increase in cash surrender value of bank owned life insurance	(412)	(415)
Stock based compensation expense	803	901
Excess tax deficiency associated with stock plans	-	(242)
Decrease in trading securities	54	938
Net cash provided by operating activities	41,501	31,990

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	86,617	24,466
Proceeds from sales of available for sale securities	36,728	36,189
Purchase of available for sale securities	(199,285)	(231,591)
Purchase of Federal Home Loan Bank stock	-	(1,305)
	-	(9)
Loan principal collected in excess of loan originations	102,487	83,114
Proceeds from the sale of other real estate owned	25,961	18,542
Capital expenditures on other real estate owned	(2,420)	(1,714)
Capital expenditures on premises and equipment	(1,169)	(1,104)
Net cash provided (used) by investing activities	48,919	(73,412)

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Six months ended
(Dollars in thousands, unaudited)	June 30, 2010	June 30, 2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest
bearing transaction accounts	6,420	45,760
Net (decrease) increase in time deposits	(149,204)	39,228
Proceeds from issuance of short-term borrowings	-	347,600
Repayment of short-term borrowings	(17,600)	(479,600)
Proceeds from issuance of long-term borrowings	-	192,240
Repayment of long-term borrowings	(81,500)	(20,000)
Proceeds from secured borrowings	2,834	-
Repayment of secured borrowings	(2,834)	-
Proceeds from issuance of common stock-Rights Offering	10,000	-
Costs of issuance of common stock-Rights Offering	(591)	-
Proceeds from issuance of common stock-Discretionary Program	7,856	-
Costs of issuance of common stock-Discretionary Program	(219)	-
Activity in deferred compensation plan	249	35
Redemption of stock pursuant to stock plans	(31)	(22)
Cash dividends paid	-	(315)
Net cash (used) provided by financing activities	(224,620)	124,926

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(134,200)	83,504
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	303,097	64,778
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$168,897	$148,282

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
(Shares and dollars in thousands, unaudited)	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE, January 1, 2009	$-	15,696	$92,245	$107,542	$(1,600)	$198,187
Comprehensive loss:
Net loss	-	-	-	(91,213)	-	$(91,213)
Other comprehensive income, net of tax:
Net unrealized investment gain	-	-	-	-	2,149	2,149
Other comprehensive income, net of tax	-	-	-	-	-	2,149
Comprehensive loss	-	-	-	-	-	$(89,064)

Cumulative effect of adopting ASC 320	-	-	-	1,935	(1,935)	-
Cash dividends, $.02 per common share	-	-	-	(314)	-	(314)
Redemption of stock pursuant to stock plans	-	(12)	(22)	-	-	(22)
Issuance of Series A preferred stock, net of costs	118,124	-	-	-	-	118,124

Issuance of Series B preferred stock and warrant, net of costs	21,124	-	-	-	-	21,124
Activity in deferred compensation plan	-	(43)	(1)	-	-	(1)
Stock based compensation expense	-	-	1,520	-	-	1,520
Tax adjustment associated with stock plans	-	-	(496)	-	-	(496)
BALANCE, December 31, 2009	139,248	15,641	93,246	17,950	(1,386)	249,058

Comprehensive income:
Net loss	-	-	-	(4,737)	-	$(4,737)
Other comprehensive income, net of tax:
Net unrealized investment gain	-	-	-	-	5,624	5,624
Other comprehensive income, net of tax	-	-	-	-	-	5,624
Comprehensive income	-	-	-	-	-	$887

Redemption of stock pursuant to stock plans	-	(24)	(31)	-	-	(31)
Conversion of Series A Preferred Stock	(118,124)	71,442	118,124	-	-	-
Issuance of common stock-Rights Offering, net of costs	-	5,000	9,409	-	-	9,409
Issuance of common stock-Discretionary Program, net of costs	-	2,803	7,037	-	-	7,037
Activity in deferred compensation plan	-	(13)	249	-	-	249
Issuance of common stock-restricted stock	-	1,572	-	-	-	-
Stock based compensation expense	-	-	803	-	-	803
BALANCE, June 30, 2010	$21,124	96,421	$228,837	$13,213	$4,238	$267,412

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information. In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”), and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust and Totten, Inc., after elimination of intercompany transactions and balances. The Company’s interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements and related notes, including our significant accounting policies, contained in the Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”).

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments of a normal, recurring nature that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations and cash flows for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or other future periods.

     Supplemental cash flow information. The following table presents supplemental cash flow information for the six months ended June 30, 2010 and 2009.

(Dollars in thousands)	Six months ended
	June 30,
	2010	2009
Supplemental cash flow information:
Cash paid (received) in the period for:
Interest	$14,455	$17,052
Income taxes	(27,792)	(13,906)

Noncash investing and financing activities:
Change in unrealized gain (loss) on available
for sale securities, net of tax	$5,624	$60
Dividends declared and accrued in other liabilities	-	157
Other Real Estate Owned and premises and equipment expenditures
accrued in other liabilities	$55	$153
Transfer of loans to OREO	9,770	38,910
Accrued costs of issuing common stock, discretionary program	600	-

     New accounting pronouncements.

     On July 21, 2010, the FASB issued guidance contained in Accounting Standards Update (“ASU”), 2010-20 “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” that amends Accounting Standards Codification (“ASC”), 310 “Receivables” by requiring additional and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows.

2. STOCK PLANS

     At June 30, 2010, Bancorp maintained two stock plans; the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Stock Option Plan (“1999 Plan”). No additional grants may be made under the 1999 Plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock based awards. On April 26, 2010, shareholders approved a 2.0 million share increase in the shares available under the 2002 Plan. The 2002 Plan permits the grant of stock options and restricted stock awards for up to 4.1 million shares, of which 488,771 shares remained available for issuance as of June 30, 2010.

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

     The following table presents information on stock options outstanding for the period shown:

	Six months ended
	June 30, 2010
		Weighted Average
	Common Shares	Exercise Price per share
Balance, beginning of period	1,746,752	$13.08
Granted	950	2.63
Exercised	(150)	2.31
Forfeited/expired	(199,179)	10.96
Balance, end of period	1,548,373	$13.34

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	Six months ended	Six months ended
(Dollars in thousands, except share and per share data)	June 30, 2010	June 30, 2009
Stock options vested and expected to vest:
Number	1,509,864	1,731,665
Weighted average exercise price per share	$13.34	$13.09
Aggregate intrinsic value	$95	$-
Weighted average contractual term of options	5.2 years	5.6 years

Stock options vested and currently exercisable:
Number	1,302,449	1,275,553
Weighted average exercise price per share	$14.76	$15.68
Aggregate intrinsic value	$58	$-
Weighted average contractual term of options	4.6 years	4.1 years

     There was no intrinsic value in any options exercised in the periods presented. The balance of unearned compensation related to stock options as of June 30, 2010, and December 31, 2009, was $.2 million and $.3 million, respectively.

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

     The following table presents the Black-Scholes assumptions used in connection with stock option grants in the periods shown.

	Black-Scholes assumptions
	Six months ended	Six months ended
	June 30, 2010	June 30, 2009
Risk Free interest rates	1.43%	1.64%
Expected dividend yield	0.00%	1.22%
Expected lives, in years	4	4
Expected volatility	38%	38%
Weighted avg. fair value of options granted in period	$0.83	$0.65

2. STOCK PLANS (Continued)

     The following table presents information on restricted stock outstanding for the period shown:

	Six months ended
	June 30, 2010
		Weighted Average Market
	Restricted Shares	Price at Grant
Balance, beginning of period	136,680	$17.06
Granted	1,571,505	3.26
Vested	(45,914)	22.52
Forfeited	(13,847)	7.78
Balance, end of period	1,648,424	$3.83

Weighted average remaining recognition period	3.5 years

     The balance of unearned compensation related to restricted stock shares as of June 30, 2010, and December 31, 2009, was $5.6 million and $1.2 million, respectively.

     The following table presents stock-based compensation expense for the periods shown:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Restricted stock expense	$443	$275	$677	$620
Stock option expense	44	196	126	281
Total stock-based compensation expense	$487	$471	$803	$901

     No income tax benefit was recognized in the income statement for restricted stock compensation expense in the three months and six months ended June 30, 2010, compared to $105,000 and $236,000 for the three and six months ended June 30, 2009. There was no cash received from stock option exercises for the three and six months ended June 30, 2010 and 2009 respectively. The Company had no tax benefits from disqualifying dispositions involving incentive stock options, the exercise of non-qualified stock options, and the vesting and release of restricted stock for the three and six months ended June 30, 2010 and 2009.

3. INVESTMENT SECURITIES

     The following tables present the available for sale investment portfolio as of June 30, 2010 and December 31, 2009:

(Dollars in thousands)
June 30, 2010	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$14,588	$100	$-	$14,688
U.S. Government agency securities	249,423	1,425	-	250,848
Corporate securities	14,465	-	(4,791)	9,674
Mortgage-backed securities	293,080	7,967	(562)	300,485
Obligations of state and political subdivisions	56,274	2,563	(273)	58,564
Equity investments and other securities	11,475	497	-	11,972
Total	$639,305	$12,552	$(5,626)	$646,231

(Dollars in thousands)
December 31, 2009	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$24,907	$100	$-	$25,007
U.S. Government agency securities	104,168	300	(480)	103,988
Corporate securities	14,436	-	(4,683)	9,753
Mortgage-backed securities	344,179	3,013	(2,898)	344,294
Obligations of state and political subdivisions	67,651	2,562	(195)	70,018
Equity investments and other securities	9,274	2	(59)	9,217
Total	$564,615	$5,977	$(8,315)	$562,277

     At June 30, 2010, the fair value of the securities in the investment portfolio was $646.2 million while the amortized cost was $639.3 million, reflecting a net unrealized gain in the portfolio of $6.9 million. At December 31, 2009, the fair value and amortized cost of securities in the investment portfolio were $562.3 million and $564.6 million, respectively, reflecting a net unrealized loss of $2.3 million.

     In the first quarter of 2009, the Company recorded other-than-temporary-impairment (“OTTI”) charges totaling $.2 million pretax comprised of $.1 million relating to an investment in a Lehman Brothers bond held in our corporate securities portfolio, and $.1 million for an investment in Freddie Mac preferred stock held in our equity and other securities portfolio. Both of these investments were sold in the second quarter of 2009 for no additional gain or loss.

     The corporate securities portfolio had a $4.8 million net unrealized loss at June 30, 2010. The unrealized loss was associated with the decline in market value of our four investments in pooled trust preferred securities issued primarily by banks and insurance companies. An increase in liquidity and credit spreads, including certain issuer defaults, and an extension of expected cash flows, including issuer elections to defer interest payments, contributed to the unrealized loss associated with these securities which had an amortized cost of $14.0 million and a $9.2 million estimated fair value at June 30, 2010. Compared to December 31, 2009, the value of these securities decreased slightly due to a modest increase in credit spreads and expected duration of cash flows during the first half of 2010. These securities have several features that reduce credit risk, including seniority over certain tranches in the same pool and the benefit of certain collateral coverage tests. Based on our current estimates of the future default rates for the underlying collateral, we believe these features are sufficient to protect the Company’s securities from experiencing any credit losses.

3. INVESTMENT SECURITIES (continued)

     The following tables provide the fair value and gross unrealized losses on securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of June 30, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate securities	$-	$-	$9,174	$(4,791)	$9,174	$(4,791)
Mortgage-backed securities	3,697	(28)	5,228	(534)	8,925	(562)
Obligations of state and political subdivisions	1,322	(204)	1,944	(69)	3,266	(273)
Total	$5,019	$(232)	$16,346	$(5,394)	$21,365	$(5,626)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$65,422	$(480)	$-	$-	$65,422	$(480)
Corporate securities	-	-	9,253	(4,683)	9,253	(4,683)
Mortgage-backed securities	136,313	(2,074)	5,882	(824)	142,195	(2,898)
Obligations of state and political subdivisions	2,470	(49)	1,866	(146)	4,336	(195)
Equity and other securities	4,736	(59)	-	-	4,736	(59)
Total	$208,941	$(2,662)	$17,001	$(5,653)	$225,942	$(8,315)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of June 30, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$4,290	$(16)	$-	$-	$4,290	$(16)
U.S. Government agency securities	26,037	(101)	-	-	26,037	(101)
Corporate securities	-	-	8,802	(5,099)	8,802	(5,099)
Mortgage-backed securities	44,182	(557)	25,879	(1,817)	70,061	(2,374)
Obligations of state and political subdivisions	10,195	(121)	3,015	(287)	13,210	(408)
Equity and other securities	-	-	1,964	(37)	1,964	(37)
Total	$84,704	$(795)	$39,660	$(7,240)	$124,364	$(8,035)

     At June 30, 2010, the Company had nine investment securities with an amortized cost of $21.7 million and an unrealized loss of $5.4 million that have been in a continuous unrealized loss position for more than 12 months. The $4.8 million unrealized loss in the corporate securities category was due to the decline in market value for the pooled trust preferred securities.

     There were a total of five securities in Bancorp’s investment portfolio with an amortized cost of $5.3 million and a total unrealized loss of $.2 million at June 30, 2010, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on these investment securities was predominantly caused by increases in interest rates or credit spreads subsequent to purchase. The fair value of most of our securities fluctuates as market interest rates change.

     Based on management’s review and evaluation of the Company’s debt securities, the Company does not intend to sell any debt securities which have an unrealized loss, it is unlikely the Company will be required to sell these securities before recovery, and we expect to recover the entire amortized cost of these impaired securities. Accordingly, the debt securities with unrealized losses were not considered to have an OTTI.

     At June 30, 2010, and December 31, 2009, the Company had $575.6 and $339.0 million, respectively, in investment securities being provided as collateral to the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), the State of Oregon and the State of Washington, and others for our borrowings and certain public fund deposits. At June 30, 2010 and December 31, 2009, Bancorp had no reverse repurchase agreements.

3. INVESTMENT SECURITIES (continued)

The following table presents the contractual maturities of the investment securities available for sale at June 30, 2010:

(Dollars in thousands)	Available for sale
June 30, 2010	Amortized cost	Fair value
U.S. Treasury securities
One year or less	$10,223	$10,279
After one year through five years	4,365	4,409
After five through ten years	-	-
Due after ten years	-	-
Total	14,588	14,688

U.S. Government agency securities:
One year or less	601	609
After one year through five years	218,032	219,294
After five through ten years	30,790	30,945
Due after ten years	-	-
Total	249,423	250,848

Corporate securities:
One year or less	-	-
After one year through five years	500	500
After five through ten years	-	-
Due after ten years	13,965	9,174
Total	14,465	9,674

Obligations of state and political subdivisions:
One year or less	5,908	5,992
After one year through five years	14,491	15,287
After five through ten years	27,118	28,522
Due after ten years	8,757	8,763
Total	56,274	58,564
Sub-total	334,750	333,774

Mortgage-backed securities	293,080	300,485
Equity investments and other securities	11,475	11,972
Total securities	$639,305	$646,231

     Investment securities may have expected maturities that will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The composition and carrying value of the Company’s loan portfolio, excluding loans held for sale, is as follows:

(Dollars in thousands)	June 30, 2010	December 31, 2009
Commercial	$312,170	$370,077
Real estate construction	74,158	99,310
Real estate mortgage	362,287	374,668
Commercial real estate	837,033	862,193
Installment and other consumer	16,384	18,594
Total loans	1,602,032	1,724,842
Allowance for loan losses	(43,329)	(38,490)
Total loans, net	$1,558,703	$1,686,352

     The following tables present activity in the allowance for credit losses, comprised of the Company’s allowance for loan losses and reserve for unfunded commitments, for the three and six months ended June 30, 2010 and 2009:

	Three months ended
(Dollars in thousands)	June 30, 2010	June 30, 2009
Balance, beginning of period	$41,299	$38,463
Provision for credit losses	7,758	11,393
Loan charge-offs	(5,236)	(11,770)
Loan recoveries	526	483
Net loan charge-offs	(4,710)	(11,287)
Total allowance for credit losses, end of period	$44,347	$38,569

	Six months ended
(Dollars in thousands)	June 30, 2010	June 30, 2009
Balance at beginning of period	$39,418	$29,934
Provision for credit losses	15,392	34,524
Loan charge-offs	(11,662)	(26,836)
Loan recoveries	1,199	947
Net loan charge-offs	(10,463)	(25,889)
Total allowance for credit losses, end of period	$44,347	$38,569
Components of allowance for credit losses
Allowance for loan losses	$43,329	$37,700
Reserve for unfunded commitments	1,018	869
Total allowance for credit losses	$44,347	$38,569

5. GOODWILL

     At March 31, 2009, based on management’s analysis and continued deteriorating economic conditions and the length of time and amount by which the Company’s book value per share had exceeded its market value per share, the Company determined it was appropriate to write off the entire $13.1 million of goodwill related to its acquisition of Mid-Valley Bank in June, 2006.

6. OTHER REAL ESTATE OWNED, NET

     The following tables summarize Other Real Estate Owned (“OREO”) for the periods shown:

(Dollars in thousands)	Three months ended
	June 30, 2010	June 30, 2009
Balance, beginning period	$45,238	$87,189
Additions to OREO	7,209	14,819
Disposition of OREO	(13,612)	(15,114)
Valuation adjustments in the period	(1,257)	(3,064)
Total OREO	$37,578	$83,830

(Dollars in thousands)	Six months ended
	June 30, 2010	June 30, 2009
Balance, beginning period	$53,594	$70,110
Additions to OREO	12,212	40,750
Disposition of OREO	(24,612)	(19,205)
Valuation adjustments in the period	(3,616)	(7,825)
Total OREO	$37,578	$83,830

The following tables summarize the OREO valuation allowance for the periods shown:

(Dollars in thousands)	Three months ended
	June 30, 2010	June 30, 2009
Balance, beginning period	$8,003	$7,930
Valuation adjustments in the period	1,257	3,064
Deductions from the valuation allowance due to disposition	(2,105)	(1,884)
Total OREO valuation allowance	$7,155	$9,110

(Dollars in thousands)	Six months ended
	June 30, 2010	June 30, 2009
Balance, beginning period	$9,489	$3,920
Valuation adjustments in the period	3,616	7,825
Deductions from the valuation allowance due to disposition	(5,950)	(2,635)
Total OREO valuation allowance	$7,155	$9,110

7. LOSS PER SHARE

     The loss per share is calculated under the two-class method. The two-class method is an earnings allocation formula that determines loss per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is an instrument that may participate in undistributed earnings with common stock. The Company has issued restricted stock that qualifies as a participating security. Basic loss per share is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed in the same manner as basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of options and non-vested restricted stock were included, unless those additional shares would have been anti-dilutive.

     The following tables reconcile the numerator and denominator of the basic and diluted loss per share computations:

(Dollars and shares in thousands, except per share amounts)	Three months ended
	June 30, 2010	June 30, 2009
Net loss	$(3,849)	$(6,339)
Net loss available to common stock holders	$(3,849)	$(6,339)

Weighted average common shares outstanding -basic	92,123	15,522
Common stock equivalents from:
Stock options	-	-
Restricted stock	-	-
Weighted average common shares outstanding -diluted	92,123	15,522

Basic loss per share	$(0.04)	$(0.41)
Diluted loss per share	$(0.04)	$(0.41)

Common stock equivalent shares excluded due to anti-dilutive effect	3,197	1,922

(Dollars and shares in thousands, except per share amounts)	Six months ended
	June 30, 2010	June 30, 2009
Net loss	$(4,737)	$(29,938)
Net loss available to common stock holders	$(4,737)	$(29,938)

Weighted average common shares outstanding -basic	79,693	15,504
Common stock equivalents from:
Stock options	-	-
Restricted stock	-	-
Weighted average common shares outstanding -diluted	79,693	15,504

Basic loss per share	$(0.06)	$(1.93)
Diluted loss per share	$(0.06)	$(1.93)

Common stock equivalent shares excluded due to anti-dilutive effect	3,197	1,922

     Due to the net loss for the three months and six months ended June 30, 2010 and June 30, 2009, the diluted loss per share calculation excluded stock option and restricted shares which amounted to 3.2 million and 1.9 million shares respectively.

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

     The following table summarizes the Bank’s off balance sheet unfunded commitments as of the dates shown.

	Contract or	Contract or
	Notional Amount	Notional Amount
(Dollars in thousands)	June 30, 2010	December 31, 2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$249,717	$260,934
Real estate construction	11,071	15,044
Real estate mortgage
Mortgage	3,299	4,063
Home equity line of credit	158,287	164,638
Total real estate mortgage loans	161,586	168,701
Commercial real estate	6,059	10,832
Installment and consumer	11,431	12,147
Other	8,849	10,363
Standby letters of credit and financial guarantees	9,233	9,491
Account overdraft protection instruments	114,259	76,919
Total	$572,205	$564,431

     Commitments to extend credit are agreements to lend to a customer, as long as there is no violation of any condition established in the underlying contracts. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Many of the commitments may expire without being drawn upon; therefore total commitment amounts do not necessarily represent future cash requirements. Each customer’s creditworthiness is evaluated on a case-by-case basis. The amount of collateral obtained, if deemed necessary upon extension of credit, is based on the Bank’s credit evaluation of the customer. Collateral held varies, but may include real property, accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties. The Company maintains a reserve for unfunded commitments as a component of the allowance for credit losses.

     Standby letters of credit are conditional commitments issued to support a customer’s performance or payment obligation to a third party. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers.

     During the second quarter of 2010, the Bank revised its overdraft protection program resulting in both more efficient operations and an increase in the availability of this product to our customers. The modifications to this program contributed to an increase in the overall amount of outstanding commitments to customers under account overdraft protection instruments by approximately $37 million from year end 2009.

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

9. COMPREHENSIVE INCOME (LOSS)

     The following table displays the components of comprehensive income (loss) for the periods shown:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2010	2009	2010	2009
Net loss as reported	$(3,849)	$(6,339)	$(4,737)	$(29,938)

Unrealized holding gains on securities:
Unrealized holding gains arising during the period	5,323	1,219	10,209	662
Tax provision	(2,096)	(453)	(4,009)	(207)
Unrealized holding gains arising during the period, net of tax	3,227	766	6,200	455

Less: Reclassification adjustment for gains
on sales of securities	(488)	(635)	(945)	(833)
Tax provision	193	244	369	320
Net realized gains on sales of securities, net of tax	(295)	(391)	(576)	(513)

Less Reclassification adjustment for other-than-temporary impairment	-	-	-	192
Tax benefit	-	-	-	(74)
Net other-than temporary loss	-	-	-	118
Total comprehensive income (loss)	$(917)	$(5,964)	$887	$(29,878)

10. LONG-TERM BORROWINGS AND JUNIOR SUBORDINATED DEBT

     The following table summarized Bancorp’s long-term borrowings for the periods shown:

(Dollars in thousands)	June 30, 2010	December 31, 2009
FHLB non-putable advances	$134,199	$220,699
FHLB putable advances	30,000	30,000
Total long-term borrowings	$164,199	$250,699

     Long-term borrowings at June 30, 2010, consists of notes with fixed maturities and structured advances with the FHLB totaling $164.2 million compared to a December 31, 2009, long-term borrowings balance of $250.7 million. The decrease in FHLB long-term borrowings during the first half of 2010 was due to the prepayment of $99.1 million of short and long term borrowings in the second quarter of 2010. Of the prepayment amount, $81.5 million represented ten long-term advances. At June 30, 2010, Bancorp’s remaining total long-term borrowings with fixed maturities, or non-putable advances, was $134.2 million, with rates ranging from 2.32% to 5.03%. Bancorp also had three structured, or putable, advances totaling $30.0 million, with original terms of five years at a rate of 2.45% to 3.78%. The scheduled maturities on these structured advances occur in February 2013, August 2013 and March 2014, although the FHLB may under certain circumstances require payment of these structured advances prior to maturity. Principal payments due at scheduled maturity of Bancorp’s total long-term borrowings at June 30, 2010, are $50.1 million in 2012, $71.9 million in 2013 and $42.2 million in 2014.

     Bancorp had no outstanding federal funds purchased from correspondent banks, borrowings from the discount window or reverse repurchase agreements at June 30, 2010.

10. LONG-TERM BORROWINGS AND JUNIOR SUBORDINATED DEBT (continued)

     At June 30, 2010, six wholly-owned subsidiary grantor trusts established by Bancorp had an outstanding balance of $51.0 million in trust preferred securities. During 2009, the Company exercised its right to defer regularly scheduled interest payments on outstanding junior subordinated debentures related to its trust preferred securities. At June 30, 2010, the Company had a balance in other liabilities of $1.2 million in accrued and unpaid interest expense related to these junior subordinated debentures, and it may not pay dividends on its capital stock until all accrued but unpaid interest has been paid in full. The Company had recorded and continues to record junior subordinated debenture interest expense in long-term borrowings expense. Under our Written Agreement with the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (“DFCS”) and FRB, we cannot resume interest payments on our trust preferred securities without prior regulatory approval.

     The following table is a summary of current trust preferred securities issued by the grantor trusts and guaranteed by Bancorp:

(Dollars in thousands)
		Preferred		Rate at		Next possible
Issuance Trust	Issuance date	security amount	Rate type 1	6/30/10	Maturity date	redemption date 2
West Coast Statutory Trust III	September 2003	$7,500	Variable	3.49%	September 2033	Currently redeemable
West Coast Statutory Trust IV	March 2004	6,000	Variable	3.33%	March 2034	Currently redeemable
West Coast Statutory Trust V	April 2006	15,000	Variable	1.97%	June 2036	June 2011
West Coast Statutory Trust VI	December 2006	5,000	Variable	2.22%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	12,500	Variable	2.09%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	5,000	Variable	1.92%	June 2037	June 2012
Total		$51,000	Weighted rate	2.40%

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

(Dollars in thousands)	Three months ended June 30, 2010
	Banking	Other	Intersegment	Consolidated
Interest income	$26,798	$18	$-	$26,816
Interest expense	7,626	280	-	7,906
Net interest income (expense)	19,172	(262)	-	18,910
Provision for credit losses	7,758	-	-	7,758
Noninterest income	9,130	780	(285)	9,625
Noninterest expense	22,263	931	(285)	22,909
Loss before income taxes	(1,719)	(413)	-	(2,132)
Provision (benefit) for income taxes	1,879	(162)	-	1,717
Net loss	$(3,598)	$(251)	$-	$(3,849)

Depreciation and amortization	$1,966	$9	$-	$1,975
Assets	$2,501,169	$16,782	$(12,465)	$2,505,486
Loans, net	$1,558,703	$-	$-	$1,558,703
Deposits	$2,015,996	$-	$(11,896)	$2,004,100
Equity	$305,656	$(38,244)	$-	$267,412

(Dollars in thousands)	Three months ended June 30, 2009
	Banking	Other	Intersegment	Consolidated
Interest income	$28,848	$21	$-	$28,869
Interest expense	8,260	395	-	8,655
Net interest income (expense)	20,588	(374)	-	20,214
Provision for credit losses	11,393	-	-	11,393
Noninterest income	5,530	706	(278)	5,958
Noninterest expense	24,653	869	(278)	25,244
Loss before income taxes	(9,928)	(537)	-	(10,465)
Benefit for income taxes	(3,917)	(209)	-	(4,126)
Net loss	$(6,011)	$(328)	$-	$(6,339)

Depreciation and amortization	$1,657	$4	$-	$1,661
Assets	$2,609,687	$9,462	$(5,666)	$2,613,483
Loans, net	$1,879,328	$-	$-	$1,879,328
Deposits	$2,114,250	$-	$(4,883)	$2,109,367
Equity	$212,852	$(44,186)	$-	$168,666

11. SEGMENT AND RELATED INFORMATION (continued)

(Dollars in thousands)	Six months ended June 30, 2010
	Banking	Other	Intersegment	Consolidated
Interest income	$53,979	$35	$-	$54,014
Interest expense	13,921	550	-	14,471
Net interest income (expense)	40,058	(515)	-	39,543
Provision for credit losses	15,392	-	-	15,392
Noninterest income	15,046	1,559	(572)	16,033
Noninterest expense (1)	42,759	1,817	(572)	44,004
Loss before income taxes	(3,047)	(773)	-	(3,820)
Provision (benefit) for income taxes	1,219	(302)	-	917
Net loss	$(4,266)	$(471)	$-	$(4,737)

Depreciation and amortization	$4,141	$18	$-	$4,159
Assets	$2,501,169	$16,782	$(12,465)	$2,505,486
Loans, net	$1,558,703	$-	$-	$1,558,703
Deposits	$2,015,996	$-	$(11,896)	$2,004,100
Equity	$305,656	$(38,244)	$-	$267,412

(Dollars in thousands)	Six months ended June 30, 2009
	Banking	Other	Intersegment	Consolidated
Interest income	$57,434	$43	$-	$57,477
Interest expense	16,249	884	-	17,133
Net interest income (expense)	41,185	(841)	-	40,344
Provision for credit losses	34,524	-	-	34,524
Noninterest income	9,487	1,376	(557)	10,306
Noninterest expense (1)	59,435	1,740	(557)	60,618
Income (loss) before income taxes	(43,287)	(1,205)	-	(44,492)
Benefit for income taxes	(14,084)	(470)	-	(14,554)
Net income (loss)	$(29,203)	$(735)	$-	$(29,938)

Depreciation and amortization	$2,579	$8	$-	$2,587
Assets	$2,609,687	$9,462	$(5,666)	$2,613,483
Loans, net	$1,879,328	$-	$-	$1,879,328
Deposits	$2,114,250	$-	$(4,883)	$2,109,367
Equity	$212,852	$(44,186)	$-	$168,666

(1) The Banking segment includes $13.1 million due to the impairment of goodwill as discussed in Note 5.

12. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     A financial instrument is defined as cash, evidence of an ownership interest in an entity, or a contract that conveys or imposes the contractual right or obligation to either receive or deliver cash or another financial instrument. Examples of financial instruments included in Bancorp’s balance sheet are cash, federal funds sold, debt and equity securities, loans, demand, savings and other interest-bearing deposits, notes and debentures. Examples of financial instruments which are not included in the Bancorp balance sheet are commitments to extend credit and standby letters of credit.

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

     Trading securities – Trading securities held at June 30, 2010, are related solely to bonds, equity securities and mutual funds held in a Rabbi Trust for benefit of the Company’s deferred compensation plans. Fair values for trading securities are based on quoted market prices.

     Investment securities - For substantially all securities within the categories U.S. Treasuries, U.S Government agencies, mortgage-backed, obligations of state and political subdivisions, and equity investments and other securities held for investment purposes, fair values are based on quoted market prices or dealer quotes if available. When quoted market prices are not readily accessible or available, the use of alternative approaches, such as matrix or model pricing or indicators from market makers, is used. If a quoted market price is not available due to illiquidity, fair value is estimated using quoted market prices for similar securities or other modeling techniques. If neither a quoted market price nor market prices for similar securities are available, fair value is estimated by discounting expected cash flows using a market derived discount rate as of the valuation date.

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

     Other real estate owned - Management obtains third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Management periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value.

12. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

    Goodwill – The method used to determine the impairment charge taken first quarter 2009 involved a two step process. The first step estimated fair value using a combination of quoted market price and an estimate of a control premium. It was determined that the estimated fair value of the Company’s Banking reporting unit was less than its book value and the carrying amount of the Company’s Banking reporting unit goodwill exceeded its implied fair value. The second step calculated the implied fair value of goodwill which required allocation of the fair value to all of the assets and liabilities of the reporting unit, including any unrecognized intangible assets, in a hypothetical analysis.

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

    The tables below present fair value information on certain assets broken down by recurring or nonrecurring measurement status. Recurring assets are initially measured at fair value and are required to be reflected at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that due to an event or circumstance were required to be re-measured at fair value after initial recognition in the financial statements at some time during the reporting period.

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

12. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

    The following tables present fair value measurements for assets that are measured at fair value on a recurring basis subsequent to initial recognition for the periods shown:

		Fair value measurements at June 30, 2010, using

		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Trading securities	$677	$677	$-	$-
Available for sale securities:
U.S. Treasury securities	14,688	14,688	-	-
U.S. Government agency securities	250,848	-	250,848	-
Corporate securities	9,674	-	-	9,674
Mortgage-backed securities	300,485	-	300,485	-
Obligations of state and political subdivisions	58,564	-	57,562	1,002
Equity investments and other securities	11,972	-	11,972	-
Total recurring assets measured at fair value	$646,908	$15,365	$620,867	$10,676

		Fair value measurements at December 31, 2009, using

		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Trading securities	$731	$731	$-	$-
Available for sale securities:
U.S. Treasury securities	25,007	25,007	-	-
U.S. Government agency securities	103,988	-	103,988	-
Corporate securities	9,753	-	-	9,753
Mortgage-backed securities	344,294	-	344,294	-
Obligations of state and political subdivisions	70,018	-	69,045	973
Equity investments and other securities	9,217	1	9,216	-
Total recurring assets measured at fair value	$563,008	$25,739	$526,543	$10,726

    The Company did not have any transfers between level 1, level 2, or level 3 instruments during the period. In addition, the Company had no material changes in valuation techniques for recurring and nonrecurring assets measured at fair value from the quarter ended June 30, 2010.

12. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

    The following table represents a reconciliation of level 3 instruments for assets that are measured at fair value on a recurring basis for the three and six months ended June 30, 2010, and June 30, 2009:

	Three months ended June 30, 2010
			Reclassification of
		Gains (losses)	gains (losses) from
		included in other	adjustment for	Purchases,
	Balance March 31,	comprehensive	impairment of	Issuances, and
(Dollars in thousands)	2010	income	securities	Settlements	Balance June 30, 2010
Corporate securities	$10,231	$(557)		$-	$9,674
Obligations of state and political subdivisions	993	9	-	-	1,002
Fair value	$11,224	$(548)	$-	$-	$10,676

	Six months ended June 30, 2010
			Reclassification of
		Gains (losses)	gains (losses) from
		included in other	adjustment for	Purchases,
	Balance January 1,	comprehensive	impairment of	Issuances, and
(Dollars in thousands)	2010	income	securities	Settlements	Balance June 30, 2010
Corporate securities	$9,753	$(79)		$-	$9,674
Obligations of state and political subdivisions	973	29	-	-	1,002
Fair value	$10,726	$(50)	$-	$-	$10,676

	Three months ended June 30, 2009
			Reclassification of
		Gains included in	gains (losses) from
		other	adjustment for	Purchases,
	Balance March 31,	comprehensive	impairment of	Issuances, and
(Dollars in thousands)	2009	income	securities	Settlements	Balance June 30, 2009
Corporate securities	$7,852	$1,450		$-	$9,302
Obligations of state and political subdivisions	-	-	-	-	-
Fair value	$7,852	$1,450	$-	$-	$9,302

	Six months ended June 30, 2009
			Reclassification of
		Losses included	gains from
		in other	adjustment for	Purchases,
	Balance January 1,	comprehensive	impairment of	Issuances, and
(Dollars in thousands)	2009	income	securities	Settlements	Balance June 30, 2009
Corporate securities	$9,520	$(286)	$68	$-	$9,302
Obligations of state and political subdivisions	-	-	-	-	-
Fair value	$9,520	$(286)	$68	$-	$9,302

    Certain assets are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and OREO. For the six months ended June 30, 2010, loans held for sale were subject to the lower of cost or market method of accounting. However, there were no impairments recognized on loans held for sale in second quarter 2010. For the six months ended June 30, 2010, certain loans included in Bancorp’s loan portfolio were deemed impaired. In addition, during the second quarter, certain properties were written down by a total of $1.3 million to reflect additional decreases in estimated fair market value subsequent to the time such properties were placed into OREO. The fair values for OREO in the table below reflect only the fair value of the properties and do not consider estimated costs to sell.

12. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

    There were no nonrecurring level 1 or 2 fair value measurements for the three or six months ended June 30, 2010, or the full year 2009. The following tables represent the level 3 fair value measurements for nonrecurring assets for the periods presented:

	Three months ended June 30, 2010
(Dollars in thousands)	Impairment	Fair Value (1)
Loans measured for impairment	$5,236	$20,822
OREO	1,257	26,277
Total nonrecurring assets measured at fair value	$6,493	$47,099

	Six months ended June 30, 2010
(Dollars in thousands)	Impairment	Fair Value (1)
Loans measured for impairment	$11,662	$52,865
OREO	3,616	44,350
Total nonrecurring assets measured at fair value	$15,278	$97,215

	Twelve months ended December 31, 2009
(Dollars in thousands)	Impairment	Fair Value (1)
Loans measured for impairment	$82,345	$212,311
OREO	18,562	162,153
Goodwill	13,059	-
Total nonrecurring assets measured at fair value	$113,966	$374,464

(1) Fair value excludes cost to sell collateral.

12. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

    The estimated fair values of financial instruments at June 30, 2010, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$168,897	$168,897
Trading securities	677	677
Investment securities	646,231	646,231
Federal Home Loan Bank stock	12,148	12,148
Net loans (net of allowance for loan losses
and including loans held for sale)	1,558,703	1,469,571
Bank owned life insurance	24,829	24,829

FINANCIAL LIABILITIES:
Deposits	$2,004,100	$2,007,236
Short-term borrowings	-	-
Long-term borrowings	164,199	171,325

Junior subordinated debentures-variable	51,000	26,315

    The estimated fair values of financial instruments at December 31, 2009, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$303,097	$303,097
Trading securities	731	731
Investment securities	567,277	567,277
Federal Home Loan Bank stock	12,148	12,148
Net loans (net of allowance for loan losses
and including loans held for sale)	1,687,528	1,575,033
Bank owned life insurance	24,417	24,417

FINANCIAL LIABILITIES:
Deposits	$2,146,884	$2,151,850
Short-term borrowings	12,600	12,600
Long-term borrowings	250,699	256,841

Junior subordinated debentures-variable	51,000	17,850

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

Forward-Looking Statement Disclosure

    Statements in this Quarterly Report of the Company regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. The Company’s actual results could be quite different from those expressed or implied by the forward-looking statements. Any statements containing the words “could,” “may,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projects,” “potential,” or “continue,” or words of similar import, constitute “forward-looking statements,” as do any other statements that expressly or implicitly predict future events, results, or performance. Factors that could cause results to differ from results expressed or implied by our forward-looking statements include, among others, risks discussed in our 2009 10-K under Part I, Item 1A. “Risk Factors”, and in this report under Part II, Item 1A “Risk Factors” below, as well as the following specific factors:
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

Update on Enforcement Actions

    On July 15, 2010, the Order to Cease and Desist (“Consent Order”) issued to the Bank effective on October 22, 2009 by the Oregon Department of Consumer and Business Services Division, Finance and Corporate Securities (“DFCS”) and the FDIC was terminated.

    Termination of the Consent Order relieved the Bank of the requirements included in the Consent Order. Those requirements are summarized in our most recent Form 10-K. In addition to relieving the Bank of the requirements of the Consent Order, termination of the Consent Order has increased, and we expect will continue to increase, the willingness of third parties to do business with the Bank or to do so on terms more favorable to the Bank. Although the Consent Order has been terminated, we expect the DFCS and FDIC to implement an informal agreement, such as a memorandum of understanding, with the Bank.

    Bancorp remains subject to a Written Agreement with the DFCS and the Federal Reserve Bank of San Francisco (“FRB”). The requirements of the Written Agreement are also summarized in our most recent Form 10-K.

Discretionary Equity Issuance Program

    On June 24, 2010 the Program commenced a Discretionary Equity Issuance Program (the “Program”) to enable the Company to offer for sale from time to time shares of its common stock, no par value per share (the “common stock”) for aggregate gross sales proceeds of up to $30.0 million. In connection with the program, we sold, through Sandler O’Neill + Partners, L.P. (“Sandler O’Neill”), as our sales agent, an aggregate of 2.8 million shares of our common stock for an aggregate gross sales price of approximately $7.9 million and at an average gross sales price per share of approximately $2.80. Bancorp contributed $6.0 million of the common stock sales proceeds to the Bank in the second quarter. We paid Sandler O’Neill a commission equal to 2.75% of the gross sales price per share for shares sold under the Program. Shares of our common stock issued under the Program were sold pursuant to the Sales Agency Agreement, dated June 23, 2010, between us and Sandler O’Neill (the “Sales Agency Agreement”) and were issued pursuant to a prospectus supplement, filed with the Securities and Exchange Commission (the “SEC”) on June 24, 2010, to the prospectus filed with the SEC on April 30, 2010 as part of the Company’s registration statement on Form S-3 (File No. 333-166441). We terminated the Program and the Sales Agency Agreement on August 5, 2010.

    The following table presents sales of common shares under the Program- as noted in the table below, 900 shares were sold in the third quarter of 2010 prior to the Program’s termination:

Trade date	Number of shares sold	Average price per share
6/24/2010	38,100	$2.90
6/25/2010	2,765,208	2.80
7/13/2010	900	2.80
Total	2,804,208	$2.80

Critical Accounting Policies

    Management has identified as our most critical accounting policies, the calculation of our allowance for credit losses, valuation of other real estate owned (“OREO”), and estimates relating to income taxes. Each of these policies are discussed in our 2009 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”

Overview

    Second Quarter 2010 Financial Review. The Company’s operating results in second quarter 2010 included several favorable events that began last year. During second quarter 2010, we recorded:
  A net loss of $3.8 million compared to a loss of $6.3 million in second quarter 2009;

  A reduction of long term borrowings as a result of prepayment of $99.1 million of Federal Home Loan Bank (“FHLB”) borrowings, which resulted in a prepayment fee of $2.3 million in the second quarter;

  An average rate paid on total deposits of .64%, a decline from 1.23% in second quarter 2009;

  A provision for credit losses of $7.8 million, a reduction of $3.6 million from $11.4 million for the same quarter in 2009;

  Net loan charge-offs of $4.7 million, a decline from $11.3 million in second quarter 2009; and

  OREO valuation adjustments and losses on sale of $.2 million, as compared to $3.7 million in second quarter 2009.
    Management continued to proactively implement and execute certain strategies that have resulted in significant strengthening of the Company’s balance sheet, including:
  Increasing the Bank’s total and tier 1 risk-based capital ratios to 17.10% and 15.84%, respectively, at June 30, 2010, up from 10.81% and 9.56% at June 30, 2009;

  Improving the Bank’s leverage ratio from 8.39% a year ago, to 11.43% at June 30, 2010. The previously noted FHLB prepayment late in the second quarter will, all else being equal, contribute to further improvement in the Bank’s leverage ratio by September 30, 2010;

  Decreasing real estate construction loan balances 63% from $127.4 million at June 30, 2009, to $74.2 million, or less than 5% of total loans, at June 30, 2010;

  Reducing total nonperforming assets by 45% or $94.4 million over the past twelve months to $116.2 million at quarter end; and

  Adding 2,100 deposit checking accounts during the second quarter of 2010 surpassing 100,000 accounts at June 30, 2010.
Results of Operations

Three and six months ended June, 2010 and 2009

    Net Loss. Net losses for the three and six months ended June 30, 2010, were $3.8 and $4.7 million, respectively, as compared to net losses of $6.3 and $29.9 for the three and six months ended June 30, 2009. The loss per diluted share for the three and six months ended June 30, 2010, were $0.04 and $0.06, respectively, as compared to $0.41 and $1.91 for the three and six months ended June 30, 2009. For additional detail regarding calculation of our net loss per share in the current quarter and year to date, see Note 7 “Loss Per Share” of our interim financial statements included under Item 1 of this report.

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

	Three months ended
(Dollars in thousands)	6/30/2010			6/30/2009			3/31/2010
	Average			Average	Interest		Average
	Outstanding	Interest	Yield/	Outstanding	Earned/	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate 1	Balance	Paid	Rate 1	Balance	Earned/Paid	Rate 1
ASSETS:
Interest earning balances
due from banks	$249,007	$161	0.26%	$69,216	$49	0.28%	$227,278	$145	0.26%
Federal funds sold	3,605	1	0.11%	5,781	1	0.07%	12,912	3	0.09%
Taxable securities 2	521,139	3,688	2.84%	238,860	1,893	3.18%	505,745	3,611	2.90%
Nontaxable securities 3	57,530	845	5.89%	70,950	1,045	5.91%	63,781	917	5.83%
Loans, including fees 4	1,646,068	22,416	5.46%	1,975,521	26,247	5.33%	1,703,597	22,842	5.44%
Total interest earning assets	2,477,349	27,111	4.39%	2,360,328	29,235	4.97%	2,513,313	27,518	4.44%

Allowance for loan losses	(42,895)			(38,393)			(39,957)
Premises and equipment	27,807			31,785			28,190
Other assets	178,150			212,985			175,829
Total assets	$2,640,411			$2,566,705			$2,677,375

LIABILITIES AND
STOCKHOLDERS' EQUITY:
Interest bearing demand	$332,850	$119	0.14%	$298,012	$195	0.26%	$321,070	$155	0.20%
Savings	104,052	64	0.25%	87,624	195	0.89%	98,075	119	0.49%
Money market	657,454	989	0.60%	599,417	2,057	1.38%	642,594	1,345	0.85%
Time deposits	431,669	2,103	1.95%	614,472	3,912	2.55%	507,706	2,673	2.14%
Total interest bearing deposits	1,526,025	3,275	0.86%	1,599,525	6,359	1.59%	1,569,445	4,292	1.11%

Short-term borrowings 5	17,407	349	8.04%	28,791	173	2.41%	13,100	145	4.49%
Long-term borrowings 5 6	295,803	4,282	5.81%	269,160	2,123	3.16%	301,199	2,127	2.86%
Total borrowings	313,210	4,631	5.93%	297,951	2,296	3.09%	314,299	2,272	2.93%
Total interest bearing
liabilities	1,839,235	7,906	1.72%	1,897,476	8,655	1.83%	1,883,744	6,564	1.41%
Demand deposits	523,298			478,289			519,492
Other liabilities	17,118			16,883			19,762
Total liabilities	2,379,651			2,392,648			2,422,998
Stockholders' equity	260,760			174,057			254,377
Total liabilities and
stockholders' equity	$2,640,411			$2,566,705			$2,677,375
Net interest income		$19,205			$20,580			$20,954

Net interest spread			2.67%			3.14%			3.03%

Net interest margin			3.11%			3.50%			3.38%

1 Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.
2 Second quarter 2010 does not includes Federal Home Loan Bank (FHLB) stock balances. Second quarter 2009 and first quarter 2010 includes FHLB stock balances.
3 Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. The tax equivalent basis adjustment for the three months ended June 30, 2010 and 2009, was $.30 million and $.37 million, respectively, and $.32 million for three months ended March 31, 2010.
4 Includes balances of loans held for sale and nonaccrual loans.
5 Includes portion of $2.3 million prepayment fee in connection with prepaying $99.1 million in FHLB borrowings in the second quarter of 2010.
6 Includes junior subordinated debentures with average balance of $51 million for June 30, 2010, June 30, 2009, and March 31, 2010.

    Second quarter 2010 net interest income of $18.9 million declined $1.3 million from the same quarter in 2009. This decline included a $2.3 million FHLB prepayment fee in connection with prepaying $99.1 million of FHLB borrowings. Net interest income on a tax equivalent basis was $19.2 million for the current quarter, down from $20.6 million in the same quarter of 2009. Average interest earning assets increased $117.0 million, or 5.0%, to $2.48 billion in the second quarter of 2010 from $2.36 billion for the same period in 2009, while average interest bearing liabilities decreased $58.2 million, or 3.1%, to $1.84 billion.

    The second quarter 2010 net interest margin of 3.11% compressed 39 basis points from second quarter 2009. Without the prepayment fee of $2.3 million, the net interest margin would have been 3.48%, substantially unchanged from second quarter 2009. The considerable year-over-year shift in average earning assets from higher yielding loan balances to cash equivalents and investment securities balances, which collectively earned 317 basis points less than the loan portfolio, was substantially offset by a 73 basis points reduction in the rate paid on interest bearing deposits from the same quarter of 2009. Reflecting an underlying positive trend, the year-over-year second quarter spread between the yields earned on loans and rates paid on deposits expanded 86 basis points. As a result of lower FHLB borrowings and current market conditions, we anticipate the third quarter net interest margin will improve over the second quarter margin even excluding the effects of the FHLB prepayment fee.

    Net interest income for the six months ended June 30, 2010 was $39.5 million, a decrease of $.8 million from the same period last year reflecting the impact of the FHLB prepayment fee and the shift in average earning assets from higher yielding loans to cash equivalents.

    At June 30, 2010, we remain slightly asset sensitive over the next twelve month measurement period, meaning that earning assets mature or reprice more quickly than interest bearing liabilities over this period. Whether we will be able to continue recent positive trends in our net interest margin will depend on our ability to generate new loans while continuing to control our costs of funds, both of which will depend on economic conditions and interest rate trends. For more information see the discussion under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2009 10-K.

    Provision for Credit Losses. Bancorp recorded provision for credit losses for the second quarters of 2010 and 2009 of $7.8 million and $11.4 million, respectively. The Company continued to experience a reduction in loan net charge-offs, particularly in the real estate construction category. The provision for credit losses was $15.4 million for the six months ended June 30, 2010 compared to $34.5 million in the same period last year. Whether we will be able to continue the trend of decreasing provision for credit losses will depend primarily on economic conditions and the interest rate environment, as an increase in interest rates could put pressure on the ability of our borrowers to repay loans. For more information, see the discussion under the subheading “Allowance for Credit Losses and Net Loan Charge-offs” below.

    Noninterest Income. Total noninterest income of $9.6 million for the quarter ended June 30, 2010, increased $3.6 million from $6.0 million in the second quarter of 2009. The increase was primarily due to a $3.5 million reduction in OREO valuation adjustments and gains or losses associated with OREO dispositions. OREO valuation adjustments of $1.3 million included a $.5 million write down of OREO to comply with a DFCS requirement that all OREO properties be written down by 5% each calendar year independent of the properties’ appraised value. Future financial results will be heavily dependent on the Company's ability to dispose of its OREO properties quickly and at prices that are in line with current expectations. Excluding the effects of OREO valuation adjustments and gains or losses on OREO dispositions, the Company’s noninterest income increased $.2 million. The $.5 million or 22% growth in payment system revenues and $.2 million or 20% increase in trust and investment services revenues more than offset the $.5 million decline in gains on sales of loans.

    Noninterest income for the six months ended June 30, 2010 was $16.0 million compared to $10.3 million for the same period in 2009. The increase in noninterest income was primarily due to a $6.2 million decrease in losses from OREO valuation adjustments and net losses associated with disposing OREO property. The following table illustrates the components and change in noninterest income for the periods shown:

	Three months ended				Three months ended
(Dollars in thousands)	June 30,		Change		March 31,	Change
	2010	2009	$	%	2010	$	%
Noninterest income
Service charges on deposit accounts	$4,213	$4,133	$80	2%	$3,596	$617	17%
Payment systems related revenue	2,875	2,359	516	22%	2,536	339	13%
Trust and investment services revenues	1,167	971	196	20%	979	188	19%
Gains on sales of loans	306	756	(450)	-60%	141	165	117%
Other	785	787	(2)	0%	757	28	4%
Gain on sales of securities	488	635	(147)	-23%	457	31	7%
Total	9,834	9,641	193	2%	8,466	1,368	16%

OREO gains (losses) on sale	1,048	(620)	1,668	269%	301	747	248%
OREO valuation adjustments	(1,257)	(3,063)	1,806	59%	(2,359)	1,102	47%
Total	(209)	(3,683)	3,474	94%	(2,058)	1,849	90%

Total noninterest income	$9,625	$5,958	$3,667	62%	$6,408	$3,217	50%

    Noninterest Expense. Noninterest expense for the three months ended June 30, 2010 was $22.9 million, a decrease of $2.3 million compared to $25.2 million for the same period in 2009. The primary factors in this decline were a $1.2 million special FDIC assessment that increased other noninterest expense in the second quarter last year and lower OREO, equipment, and professional expenses in the most recent quarter. Personnel cost remained unchanged over the two periods while payment system related expenses grew $.2 million or 21% related to increased transaction activity.

    Noninterest expense for the six months ended June 30, 2010 was $44.0 million, a decrease of $16.6 million compared to $60.6 million for the same period in 2009. The decrease in noninterest expense for the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to a goodwill impairment charge during the first quarter of 2009. We continue to make efforts to increase operating efficiencies and control expenses without negative effects on our customers. We expect our noninterest expenses will continue to be affected by expenses associated with elevated levels of nonperforming assets.

    The following table illustrates the components and changes in noninterest expense for the periods shown:

	Three months ended				Three months ended
(Dollars in thousands)	June 30,	June 30,	Change		March 31,	Change
	2010	2009	$	%	2010	$	%
Noninterest expense
Salaries and employee benefits	$11,322	$11,267	$(55)	0%	$11,175	$(147)	-1%
Equipment	1,606	1,850	244	13%	1,576	(30)	-2%
Occupancy	2,249	2,295	46	2%	2,184	(65)	-3%
Payment systems related expense	1,212	998	(214)	-21%	1,004	(208)	-21%
Professional fees	1,161	1,371	210	15%	861	(300)	-35%
Postage, printing and office supplies	737	826	89	11%	804	67	8%
Marketing	738	696	(42)	-6%	687	(51)	-7%
Communications	381	404	23	6%	382	1	0%
Other noninterest expense	3,503	5,537	2,034	37%	2,422	(1,081)	-45%
Total	$22,909	$25,244	$2,335	9%	$21,095	$(1,814)	-9%

    Changing business conditions, increased costs in connection with retention of, or a failure to retain key employees, lower loan production volumes causing deferred loan origination costs to decline, or a failure to manage our operating and control environments could adversely affect our ability to limit expense growth in the future.

    Income Taxes. The Company recorded an income tax provision for the three months ended June 30, 2010, of $1.7 million, primarily due to adjustments made to the Company’s 2009 tax estimates in conjunction with finalizing its 2009 income tax return, compared to a tax benefit of $4.1 during the second quarter of 2009. For the six months period ended June 30, 2010, the Company recorded a tax benefit of $.9 million compared to a tax benefit of $14.5 million in the first six months of 2009. The Company received a tax refund of $27.9 million in the second quarter of 2010 after filing its 2009 tax return.

    As of June 30, 2010, the Company maintained a valuation allowance of $22.8 million against the deferred tax asset balance of $27.7 million, for a net deferred tax asset of $4.9 million. This amount represented a $1.8 million increase from March 31, 2010. The $1.8 million increase in the net deferred tax asset was recognized as an income tax benefit and was the result of a $4.6 million increase in the gross unrealized gain in the Company’s investment portfolio during the second quarter 2010. The Company’s future net deferred tax asset and income tax provision or benefit will continue to be impacted by changes in the gross unrealized gain on the Company’s investment portfolio.

    The following table illustrates the components of the provision (benefit) for income taxes for the periods shown:

	Three months ended			Three months ended
(Dollars in thousands)	June 30,	June 30,		March 31,
	2010	2009	Change	2010	Change
Benefit for income taxes excluding deferred tax asset
valuation allowance	$-	$(4,126)	$4,126	$-	$-
Provision (benefit) for taxes from deferred
tax asset valuation allowance:
Unrealized gain on securities	(1,798)	-	(1,798)	(800)	(998)
Increase in deferred tax assets-tax return adjustments	3,515	-	3,515	-	3,515
Total provision (benefit) for income taxes	$1,717	$(4,126)	$5,843	$(800)	$2,517

Balance Sheet Overview

     Balance sheet highlights are as follows:
  Total assets were $2.5 billion as of June 30, 2010, down from $2.7 billion at December 31, 2009;

  Total loans decreased to $1.6 billion, a decline of 7% or $123 million from the balance at December 31, 2009, primarily due to declines of $58 million or 16% in commercial loan balances, $25 million or 25% in real estate construction loan balances, and $25 million or 3% in commercial real estate loan balances;

  The combined balance of total cash and cash equivalents and investment securities was $815 million at June 30, 2010, a reduction of $50 million since year end 2009 but an increase of $297 million from June 30, 2009;

  Total deposits decreased to $2.0 billion at June 30, 2010, a $143 million or 7% decline since year end 2009, which was primarily due to planned contraction in time deposit balances, and which contributed to our overall decline in cost of funds.
     Our balance sheet management efforts are focused on continuing to reduce nonperforming assets, maintaining a strong capital position, retaining sufficient liquidity, and limiting loan concentrations and include efforts to:
  Continue to resolve nonaccrual loans, and dispose of OREO properties, including potential loan sales;

  Shift our earning asset mix towards loan balances by increasing loan production within our concentration parameters to targeted customer segments;

  Manage the size of our balance sheet and maintain regulatory capital ratios at high levels until we have more certainty regarding economic conditions; and

  Prudently reduce excess liquidity, in part by reducing or eliminating existing higher cost funding categories, including wholesale term deposits.
     We continue to expect further contraction in our construction loan portfolio given continued high unemployment in our markets and decreased demand for new homes and commercial properties, and our efforts to reduce nonaccrual loan balances. We expect to continue a cautious approach to lending in the commercial construction, non-owner occupied term commercial real estate and housing related commercial sectors. Our ability to achieve loan growth will be dependent on many factors, including the effects of competition, economic conditions in our markets, health of the real estate market, retention of key personnel and valued customers, and our ability to close loans in the pipeline.

Cash and Cash Equivalents

     Total cash and cash equivalents declined $134.2 million or 44% since December 31, 2009. This occurred primarily as a consequence of the second quarter prepayment of $99.1 million in FHLB borrowings originally scheduled to mature between September 2010 and May 2012.

(Dollars in thousands)	June 30,	% of	Dec. 31,	% of	Change		June 30,	% of
	2010	total	2009	total	Amount	%	2009	total
Cash and Cash equivalents:
Cash and due from banks	$45,685	27%	$47,708	16%	$(2,023)	-4%	$49,181	33%
Federal funds sold	13,431	8%	20,559	7%	(7,128)	-35%	6,643	4%
Interest-bearing deposits in other banks	109,781	65%	234,830	77%	(125,049)	-53%	92,458	63%
Total cash and cash equivalents	$168,897	100%	303,097	100%	$(134,200)	-44%	$148,282	100%

Investment Portfolio

     The composition and carrying value of Bancorp’s investment portfolio is as follows:

	June 30, 2010			December 31, 2009			June 30, 2009
			Net			Net			Net
	Amortized		Unrealized	Amortized		Unrealized	Amortized		Unrealized
(Dollars in thousands)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)
U.S. Treasury securities	$14,588	$14,688	$100	$24,907	$25,007	$100	$45,223	$45,292	$69
U.S. Government agency securities	249,423	250,848	1,425	104,168	103,988	(180)	38,942	38,943	1
Corporate securities	14,465	9,674	(4,791)	14,436	9,753	(4,683)	14,401	9,302	(5,099)
Mortgage-backed securities	293,080	300,485	7,405	344,179	344,294	115	198,814	196,969	(1,845)
Obligations of state and political subdivisions	56,274	58,564	2,290	67,651	70,018	2,367	68,994	70,144	1,150
Equity and other securities	11,475	11,972	497	9,274	9,217	(57)	9,298	9,264	(34)
Total Investment Portfolio	$639,305	$646,231	$6,926	$564,615	$562,277	$(2,338)	$375,672	$369,914	$(5,758)

     At June 30, 2010, the estimated fair value of the investment portfolio was $646.2 million, compared to $562.3 million at 2009 year end, an increase of 14.9% or $84.0 million. The net unrealized gain on the investment portfolio was $6.9 million at June 30, 2010, as compared to a net unrealized loss of $2.3 million at year end 2009. Higher unrealized gains in the Company’s mortgage-backed securities portfolio due to declining market interest rates led to the current unrealized net gain in the investment portfolio.

     The investment portfolio increased $276.3 million since June, 2009. Over the past twelve months, the Company invested cash from loan repayments and capital raising activities primarily in mortgage-backed securities and U.S. Government agency securities. These securities were purchased to manage the Company’s interest rate sensitivity position while providing sufficient cash flows for future loan growth. The expected duration of the investment securities portfolio was relatively short at 1.8 years at June 30, 2010.

     For additional detail regarding our investment securities portfolio, see Note 3 “Investment Securities” and Note 12 “Fair Value Measurement and Fair Values of Financial Instruments” of our interim financial statements included under Item 1 of this report.

Loan Portfolio

     The composition of the Bank’s loan portfolio is as follows for the periods shown:

(Dollars in thousands)	June 30,	% of total	Dec. 31,	% of total	Change	June 30,	% of total	Change
	2010	loans	2009	loans	Amount	2009	loans	Amount
Commercial loans	$312,170	19.5%	$370,077	21.5%	$(57,907)	$428,852	22.4%	$(116,682)
Commercial real estate construction	22,096	1.4%	29,574	1.8%	(7,478)	71,945	3.8%	(49,849)
Residential real estate construction	52,062	3.2%	69,736	4.0%	(17,674)	129,588	6.7%	(77,526)
Total real estate construction loans	74,158	4.6%	99,310	5.8%	(25,152)	201,533	10.5%	(127,375)
Mortgage	73,867	4.6%	74,977	4.3%	(1,110)	83,941	4.4%	(10,074)
Nonstandard mortgage	14,348	0.9%	20,108	1.2%	(5,760)	23,916	1.2%	(9,568)
Home equity line of credit	274,072	17.2%	279,583	16.1%	(5,511)	280,366	14.6%	(6,294)
Total real estate mortgage loans	362,287	22.7%	374,668	21.6%	(12,381)	388,223	20.2%	(25,936)
Commercial real estate loans	837,033	52.2%	862,193	50.0%	(25,160)	878,379	45.8%	(41,346)
Installment and other consumer loans	16,384	1.0%	18,594	1.1%	(2,210)	20,041	1.1%	(3,657)
Total loans	$1,602,032	100.0%	$1,724,842	100%	$(122,810)	$1,917,028	100.0%	$(314,996)

     The Bank’s total loan portfolio was $1.60 billion at June 30, 2010, declines of $122.8 million or 7% since year end 2009 and $315.0 million or 16% from a year ago. The declines reflect the prolonged weakness of the economy which continues to negatively impact loan demand as well as the Company’s on-going efforts to reduce exposure in selective loan segments. As a result, the real estate construction loan portfolio contracted $127.4 million or 63% over the past 12 months and measured 5% of total loans at quarter end compared to 11% at June 30, 2009. The Company also continued to exit a number of higher risk rated commercial loans in the most recent quarter, which contributed to the $116.7 million or 27% contraction in the commercial loan category from June 30 a year ago. Additionally, commercial credit line commitment utilization at most recent quarter end remained low compared to historical levels.

     Interest and fees earned on our loan portfolio are our primary source of revenue, and it will be very important that we improve loan originations and increase loan balances in order to increase overall revenues. With the Company’s strong capital and liquidity positions, we are hopeful the economy will allow for an increased level of prudent loan originations to qualified borrowers throughout the remainder of 2010.

     At June 30, 2010, the Bank had outstanding loans of $4.5 million to persons serving as directors, executive officers, principal stockholders and their related interests. These loans, when made, were on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to other customers of the Bank. At June 30, 2010, and December 31, 2009, Bancorp had no bankers’ acceptances.

     Below is a discussion of our loan portfolio by category.

     Commercial. The composition of commercial loans as the following periods:

		Percent		Percent		Percent		Percent
(Dollars in thousands)	June 30, 2010	of total	December 31, 2009	of total	Change	change	June 30, 2009	of total
Commercial lines of credit:
Total commitment	$447,309		$492,394		$(45,085)	-9%	$540,124
Outstanding balance	188,306	60%	221,779	60%	(33,473)	-15%	260,464	61%
Utilization %	42.1%		45.0%				48.2%

Commercial term loans:
Total commitment	$123,864		$148,298		$(24,434)	-16%	$168,388
Outstanding balance	123,864	40%	148,298	40%	(24,434)	-16%	168,388	39%

Total commercial lines and loans:
Total commitment	$571,173		$640,692		$(69,519)	-11%	$708,512
Outstanding balance	312,170	100%	370,077	100%	(57,907)	-16%	428,852	100%

     At June 30, 2010, total commitments for commercial lines and loans were $571.2 million down from $640.7 million as of December 31, 2009. The outstanding balance of commercial loans and lines was $312.2 million or approximately 19% of the Company’s total loan portfolio. The total commercial lines and loans balance decreased by $57.9 million or 16% from $370.1 million at year end 2009.

     At June 30, 2010, commercial lines of credit accounted for $188.3 million or 60% of total outstanding commercial loans and lines, while commercial term loans accounted for $123.9 million or 40% of the total. Over the past 12 months, commercial line utilization declined from 48% to 42% or towards the low end of our customer’s utilization range over the past few years.

     The Company has elected to limit new loan originations to customers in certain sectors, including businesses related to the housing industry, and exit certain high risk client relationships. However, in terms of our long term strategy we expect the commercial loan portfolio to be an important contributor to growth in future revenues and we expect that the capital raised over the past year will support our efforts to strategically pursue opportunities in targeted commercial lending segments.

     Real Estate Construction. At June 30, 2010, the balance of real estate construction loans was $74.2 million, down $25.1 million, or 25%, from $99.3 million at December 31, 2009. Total real estate construction loans represented less than 5% of the total loan portfolio at the end of the second quarter, down from 6% at December 31, 2009 and 11% a year ago.

     Until the excess supply and market demand for new homes is more in balance, there will be limited demand for new residential construction loans in the market place. Limited financing for vertical construction may be made available, particularly under existing commitments to certain builders.

     Additional detail regarding construction and land loans is provided in the tables below. Land loans are carried in the Bank’s residential mortgage and commercial real estate portfolios, depending on the purpose of the loan, but such loans are included below due to their relationship to construction loans generally.

	West Coast Bancorp
	Construction and land loans
(Dollars in thousands)	June 30, 2010		December 31, 2009		June 30, 2009
		Percent of				Percent of
		loan				loan
	Amount	segment 2	Amount	Percent 2	Amount	segment 2
Components of residential construction and land loans
Land loans 1	$11,087	18%	$14,909	18%	$17,910	12%
Site development	17,965	28%	22,590	26%	56,997	39%
Vertical construction	34,098	54%	47,193	56%	72,624	49%
Total residential construction and land loans	$63,150	100%	$84,692	100%	$147,531	100%

Components of commercial construction and land loans:
Land loans 1	$20,618	48%	$20,487	41%	$19,593	21%
Site development	366	1%	607	1%	607	1%
Vertical construction	21,742	51%	29,008	58%	71,439	78%
Total commercial construction and land loans	$42,726	100%	$50,102	100%	$91,639	100%

Components of total construction and land loans
Land loans 1	$31,705	30%	$35,396	26%	$37,503	16%
Site development	18,331	17%	23,197	17%	57,604	24%
Vertical construction	55,840	53%	76,201	57%	144,063	60%
Total construction and land loans	$105,876	100%	$134,794	100%	$239,170	100%

1 Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios.
2 Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     In terms of the total combined construction and land loan portfolio, $55.8 million or 53% was for vertical construction purposes, with the land component at 30% and site development at 17%. Vertical construction accounted for the majority of the loans within both the residential and commercial categories. At June 30, 2010, land loans represented approximately 2% of the Company’s total loan portfolio. Also, at the end of the second quarter 2010, the Bank was within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines which set forth a 100% limit for real estate construction lending relative to the sum of Tier 1 capital and allowance for credit losses.

     Real Estate Mortgage. The following table presents the components of our real estate mortgage loan portfolio:

					Change from
	June 30, 2010		December 31, 2009		December 31, 2009		June 30, 2009
		Percent of		Percent of				Percent of
		loan		loan				loan
(Dollars in thousands)	Amount	category	Amount	category	Amount	Percent	Amount	category
Mortgage	$73,867	20%	$74,977	20%	$(1,110)	-1%	$83,941	22%
Nonstandard mortgage product	14,348	4%	20,108	5%	(5,760)	-29%	23,916	6%
Home equity loans and lines of credit	274,072	76%	279,583	75%	(5,511)	-2%	280,366	72%
Total real estate mortgage	$362,287	100%	$374,668	100%	$(12,381)	-3%	$388,223	100%

     At June 30, 2010, real estate mortgage loan balances were $362.3 million or approximately 23% of the Company’s total loan portfolio. This loan category included $14.3 million in nonstandard mortgage loans, a decline from $20.1 million at December 31, 2009 and $23.9 million a year ago. At June 30, 2010, mortgage loans measured $73.9 million or 20% of total real estate mortgage loans, $32.3 million of which were standard residential mortgage loans to homeowners. The remaining $41.6 million in mortgage loans were associated with commercial interests utilizing residences as collateral. Such commercial interests included $23.9 million related to businesses, $4.4 million related to condominiums, and $8.6 million related to ownership of residential land.

     Home equity lines and loans represented about 76% or $274.1 million of the real estate mortgage portfolio at June 30, 2010, relatively unchanged from year end 2009. As shown below, the overall home equity line utilization measured approximately 61% at June 30, 2010, and the utilization was fairly consistent by year of origination with the exception of lower utilization on credits extended in 2010 and prior to 2005.

	Year of Origination
							2004 &
(Dollars in thousands)	6/30/10	2009	2008	2007	2006	2005	Earlier	Total
Home Equity Lines
Commitments	$10,423	$31,916	$61,635	$78,130	$79,046	$58,369	$83,816	$403,335
Outstanding Balance	5,769	20,121	38,014	51,371	50,246	36,803	43,091	245,415

Utilization	55.3%	63.0%	61.7%	65.8%	63.6%	63.1%	51.4%	60.8%

Home Equity Loans
Outstanding Balance	1,404	3,222	7,701	6,199	4,102	883	3,756	27,267

Total Home Equity Outstanding	$7,173	$23,343	$45,715	$57,570	$54,348	$37,686	$46,847	$272,682	(1)

(1) For the purposes of utilization percentages, the outstanding balance does not include deferred costs and fees of $1.4 million.

     While delinquencies and charge-offs in the mortgage loan portfolios have been modest to date, we anticipate that the extended weakness in the economy coupled with persistent high unemployment in our markets may lead to increased delinquencies and charge-offs going forward.

     The following table shows home equity lines of credit and loans by market areas at the date shown and indicates a geographic distribution of balances representative of our branch presence in these markets:

(Dollars in thousands)	June 30, 2010		December 31, 2009
Region	Amount	Percent of total	Amount	Percent of total
Portland-Beaverton, Oregon / Vancouver, Washington	$131,072	48%	$135,647	49%
Salem, Oregon	62,473	23%	64,241	23%
Oregon non-metropolitan area	27,602	10%	27,333	10%
Olympia, Washington	19,262	7%	18,803	7%
Washington non-metropolitan area	15,376	5%	15,541	5%
Bend, Oregon	5,825	2%	5,665	2%
Other	12,462	5%	12,353	4%
Total home equity loan and line portfolio	$274,072	100%	$279,583	100%

     Commercial Real Estate. The composition of commercial real estate loan portfolio based on collateral type is as follows:

(Dollars in thousands)	June 30, 2010		December 31, 2009		June 30, 2009
		% of loan		% of loan		% of loan
	Amount	category	Amount	category	Amount	category
Office Buildings	$185,318	22.1%	$193,233	22.4%	$189,566	21.6%
Retail Facilities	111,737	13.3%	114,697	13.3%	119,890	13.6%
Commercial/Agricultural	60,822	7.3%	62,366	7.2%	64,275	7.3%
Industrial parks and related	60,051	7.2%	55,955	6.5%	55,622	6.3%
Medical Offices	59,736	7.1%	61,636	7.1%	61,236	7.0%
Multi-Family - 5+ Residential	49,030	5.9%	50,498	5.9%	61,342	7.0%
Manufacturing Plants	47,613	5.7%	55,216	6.4%	49,709	5.7%
Hotels/Motels	42,448	5.1%	37,829	4.4%	38,070	4.3%
Assisted Living	26,268	3.1%	26,600	3.1%	20,113	2.3%
Mini Storage	25,221	3.0%	25,778	3.0%	29,395	3.3%
Land Development and Raw Land	20,723	2.5%	26,594	3.1%	27,881	3.2%
Food Establishments	14,897	1.8%	18,108	2.1%	18,721	2.1%
Other	133,169	15.9%	133,683	15.5%	142,559	16.2%
Total commercial real estate loans	$837,033	100.0%	$862,193	100.0%	$878,379	100.0%

     The commercial real estate portfolio declined $25.2 million or 3% from December 31, 2009 to June 30, 2010. At second quarter end 2010, loans secured by office buildings and retail facilities accounted for 35% of the commercial real estate portfolio, similar to prior periods shown.

     The composition of the commercial real estate loan portfolio by occupancy type is as follows:

	June 30, 2010		December 31, 2009		Change		June 30, 2009
		Mix		Mix		Mix
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Owner occupied	$402,062	48%	$423,031	49%	$(20,969)	-1%	$450,090	51%
Non-owner occupied	434,971	52%	439,162	51%	(4,191)	1%	428,289	49%
Total commercial real estate loans	$837,033	100%	$862,193	100%	$(25,160)		$878,379	100%

     The mix between owner occupied and non-owner occupied commercial real estate has remained fairly stable over the past year. At June 30, 2010, the Bank was within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines which set forth a 300% limit for certain commercial real estate lending relative to the sum of Tier 1 capital and allowance for credit losses, evidencing available capacity to prudently expand lending in this loan category. The following table shows the commercial real estate portfolio by property location:

(Dollars in thousands)	June 30, 2010
		Number of	Percent of
Region	Amount	loans	total
Portland-Beaverton, Oregon / Vancouver, Washington	$451,126	745	53.8%
Salem, Oregon	147,555	413	17.6%
Oregon non-metropoliton area	60,614	172	7.2%
Seattle-Tacoma-Bellevue, Washington	39,355	49	4.7%
Washington non-metropoliton area	32,193	116	3.8%
Olympia, Washington	26,066	79	3.1%
Bend, Oregon	24,300	26	2.9%
Other	55,823	83	6.9%
Total commercial real estate loans	$837,033	1,683	100.0%

     As shown in the table above, the distribution of our commercial real estate portfolio at June 30, 2010 was fairly consistent with our branch presence in our operating markets.

     The following table shows the commercial real estate portfolio by year of stated maturity:

	June 30, 2010
		Number of	Percent of
(Dollars in thousands)	Amount	loans	total
2010	$41,137	53	4.9%
2011	40,684	79	4.9%
2012 and after	755,212	1,551	90.2%
Total commercial real estate loans	$837,033	1,683	100.0%

     At June 30, 2010, the stated loan maturities for the remainder of 2010 and in 2011 totaled $81.8 million or a relatively modest 10% of the $837.0 million total commercial real estate portfolio. Commercial real estate markets continue to be vulnerable to financial and valuation pressures that may impact borrowers’ ability to perform consistent with terms and conditions of the borrower’s loan agreements and limit refinance options. Declining values of commercial real estate may adversely affect the ability of borrowers whose loans are maturing to satisfy applicable loan to value ratios required to renew the loans.

Nonperforming Assets and Delinquencies

     Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing interest and OREO. The following table presents information with respect to total nonaccrual loans by category and OREO for the periods shown:

	Jun. 30, 2010		Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009	Jun. 30, 2009
		Percent
		of loan
(Dollars in thousands)	Amount	category	Amount	Amount	Amount	Amount
Commercial loans	$15,317	4.9%	$24,856	$36,211	49,871	34,396
Real estate construction loans:
Commercial real estate construction	3,391	15.3%	3,939	1,488	2,449	2,922
Residential real estate construction	19,465	37.4%	19,776	22,373	42,277	56,507
Total real estate construction loans	22,856	30.8%	23,715	23,861	44,726	59,429
Real estate mortgage loans:
Mortgage	14,535	19.7%	9,829	11,563	12,498	14,179
Nonstandard mortgage product	6,121	42.7%	9,327	8,752	10,810	10,486
Home equity line of credit	2,198	0.8%	2,248	2,036	1,599	1,259
Total real estate mortgage loans	22,854	6.3%	21,404	22,351	24,907	25,924
Commercial real estate loans	17,542	2.1%	15,322	16,778	12,463	6,905
Installment and other consumer loans	74	0.5%	172	144	39	69
Total nonaccrual loans	78,643	4.9%	85,469	99,345	132,006	126,723
90 day past due and accruing interest	-		-	-	-	-
Total nonperforming loans	78,643	4.9%	85,469	99,345	132,006	126,723
Other real estate owned	37,578		45,238	53,594	76,570	83,830
Total nonperforming assets	$116,221		$130,707	$152,939	$208,576	$210,553

Nonperforming loans to total loans	4.91%		5.13%	5.76%	7.25%	6.61%
Nonperforming assets to total assets	4.64%		4.91%	5.60%	7.86%	8.06%

Delinquent loans 30-89 days past due	$2,743		$5,566	$8,427	$13,136	$16,082
Delinquent loans to total loans	0.17%		0.33%	0.49%	0.72%	0.84%

     At June 30, 2010, total nonperforming assets were $116.2 million, or 4.6% of total assets, compared to $152.9 million, or 5.6%, at December 31, 2009, and $210.6 million or 8.1% a year ago. Nonperforming assets have declined for five consecutive quarters and were down 45% or $94.4 million from $210.6 million at June 30, 2009. The balance of total nonperforming assets at quarter end reflected write-downs totaling $63 million or 36% from the original principal loan balance compared to write-downs of 27% twelve months ago.

     Over the past year total nonaccrual loans declined $48.1 million or 38% to $78.6 million at June 30, 2010. The reduction was largely due to the Company taking ownership of additional residential site development and construction properties related to loans which previously were on nonaccrual status, nonaccrual loan payoffs, and the disposition of certain large nonaccrual commercial loans. At June 30, 2010, the total nonaccrual loan portfolio had been written down 25% from the original principal balance compared to 21% at the end of the second quarter a year ago.

     Nonaccrual Construction and Land Loans. The following table shows the components of our nonaccrual residential and commercial construction and land loans as of the dates shown:

	Nonaccrual construction and land loans
	June 30, 2010		December 31, 2009		Change		June 30, 2009
		Percent of		Percent of				Percent of
		loan		loan				loan
(Dollars in thousands, unaudited)	Amount	segment	Amount	segment	Amount	Percent	Amount	segment
Components of residential construction and land loans:
Land loans 1	$9,032	31.7%	$6,440	22.4%	$2,592	40.2%	$7,629	11.9%
Site development	7,250	25.4%	8,334	28.9%	(1,084)	-13.0%	33,721	52.6%
Vertical construction	12,215	42.9%	14,040	48.7%	(1,825)	-13.0%	22,786	35.5%
Total residential construction and land loans	$28,497	100.0%	$28,814	100.0%	$(317)	-1.1%	$64,136	100.0%

Components of commercial construction and land loans:
Land loans 1	$1,233	26.7%	1,276	46.2%	$(43)	-3.4%	996	25.4%
Site development	366	7.9%	-	0.0%	366	0.0%	-	0.0%
Vertical construction	3,025	65.4%	1,487	53.8%	1,538	103.4%	2,922	74.6%
Total commercial construction and land loans	$4,624	100.0%	$2,763	100.0%	$1,861	67.4%	$3,918	100.0%

Components of total construction and land loans:
Land loans 1	$10,265	31.0%	$7,716	24.4%	$2,549	33.0%	8,625	12.7%
Site development	7,616	23.0%	8,334	26.4%	(718)	-8.6%	33,721	49.6%
Vertical construction	15,240	46.0%	15,527	49.2%	(287)	-1.8%	$25,708	37.7%
Total construction and land loans	$33,121	100.0%	$31,577	100.0%	$1,544	4.9%	$68,054	100.0%

1 Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios.

     Total nonaccrual construction and land loans declined by $34.9 or over 50% from the prior year. This resulted from the significant reductions in the construction and land loan balances and a reduction in inflows of such additional nonaccrual loans. This was particularly the case with the residential construction and land loan segment, which has represented the majority of the nonaccrual balances. Reflecting the troubled housing market, $28.5 million of the $33.1 million in total nonaccrual construction and land loan balances were related to the residential category. Nonaccrual commercial construction and land loans were $4.6 million or 10.8% of such loans at June 30, 2010.

     OREO. The following table presents activity in the total OREO portfolio for the periods shown:

(Dollars in thousands)	Total OREO related activity
	Amount	Number
Full year 2009:
Beginning balance January 1, 2009	$70,110	288
Additions to OREO	74,174	699
Capitalized improvements	4,933	-
Valuation adjustments	(18,562)	-
Disposition of OREO properties	(77,061)	(315)
Ending balance Dec. 31, 2009	$53,594	672

First Quarter 2010
Additions to OREO	$3,847	15
Capitalized improvements	1,156	-
Valuation adjustments	(2,359)	-
Disposition of OREO properties	(11,000)	(91)
Ending balance March 31, 2010	$45,238	596

Second Quarter 2010
Additions to OREO	5,924	20
Capitalized improvements	1,285	-
Valuation adjustments	(1,257)	-
Disposition of OREO properties	(13,612)	(170)
Ending balance June 30, 2010	$37,578	446

Year to date 2010:
Beginning balance January 1, 2010	$53,594	672
Additions to OREO	9,771	35
Capitalized improvements	2,441	-
Valuation adjustments	(3,616)	-
Disposition of OREO properties	(24,612)	(261)
Ending balance June 30, 2010	37,578	446

     The Company’s OREO property disposition activities continued at a consistent pace. At June 30, 2010, the OREO portfolio consisted of 446 properties valued at $37.6 million. The quarter end OREO balance reflected write-downs totaling 52% from the original loan principal compared to 34% twelve months ago. As shown below, the largest segments of the OREO balance at June 30, 2010 were homes followed by residential site development projects. In the quarter just ended, the Company sold two residential site development properties with a total of 109 lots and a book value of $4.7 million for a $.4 million gain upon final disposition. The site development projects remaining in OREO as of quarter end are primarily located in Vancouver and Washougal, Washington and in Beaverton and Salem, Oregon. For more information regarding the Company’s OREO, see the discussion under the subheading “OREO” and “Critical Accounting Policies” included in Item 7 of the Company’s 2009 10-K.

     The following table presents segments of the OREO portfolio for the periods shown:

(Dollars in thousands)	June 30,	# of	March 31,	# of	December 31,	# of
	2010	properties	2010	properties	2009	properties
Homes	$17,254	75	$21,040	91	$29,435	118
Residential site developments	7,296	265	13,488	400	14,851	453
Lots	4,750	67	5,114	71	5,235	71
Land	3,474	10	2,682	7	1,607	7
Income producing properties	2,996	6	1,094	4	1,255	4
Condominiums	1,111	12	1,111	12	982	12
Multifamily	697	11	709	11	229	7
Total	$37,578	446	$45,238	596	$53,594	672

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

     Delinquencies. Bancorp also monitors delinquencies, defined as loan balances 30-89 days past due, not on nonaccrual status, as an indicator of future nonperforming assets. Total delinquencies were $2.7 million or .17% of total loans at June 30, 2010, down from $8.4 million or .49% at December 31, 2009 and a reduction from $16.1 million or .84% at June 30, 2009.

     The following table summarizes total delinquent loan balances by type of loan as of the dates shown:

	June 30, 2010		December 31, 2009		June 30, 2009
		Percent of		Percent of		Percent of
(Dollars in thousands)	Amount	loan category	Amount	loan category	Amount	loan category
Loans 30-89 days past due, not on nonaccrual status
Commercial	$450	0.14%	$1,151	0.31%	$1,781	0.42%
Commercial real estate construction	-	0.00%	606	2.05%	-	0.00%
Residential real estate construction	1,094	2.10%	-	0.00%	5,895	2.93%
Total real estate construction	1,094	1.48%	606	0.61%	5,895	2.93%
Real estate mortgage:
Mortgage	406	0.55%	1,891	2.52%	6,052	7.21%
Nonstandard mortgage product	-	0.00%	-	0.00%	997	4.17%
Home equity lines of credit	247	0.09%	758	0.27%	86	0.03%
Total real estate mortgage	653	0.18%	2,649	0.71%	7,135	1.84%
Commercial real estate	337	0.04%	3,962	0.46%	1,170	0.13%
Installment and consumer	208	1.27%	59	0.32%	101	0.50%
Total loans 30-89 days past due, not in nonaccrual status	$2,742		$8,427		$16,082

Delinquent loans past due 30-89 days to total loans	0.17%		0.49%		0.84%

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

     The following table is a summary of activity in the allowance for credit losses for the periods presented:

	June 30,	Mar. 31,	Dec. 31,	Sep. 30	June 30,
(Dollars in thousands)	2010	2010	2009	2009	2009
Loans outstanding at end of period	$1,602,032	$1,666,933	$1,724,842	$1,822,001	$1,917,028
Average loans outstanding during the period	1,645,189	1,702,763	1,791,572	1,865,051	1,971,467

Allowance for credit losses, beginning of period	41,299	39,418	40,036	38,569	38,463
Total provision for credit losses	7,758	7,634	35,233	20,300	11,393
Loan charge-offs:
Commercial	(2,003)	(1,245)	(13,542)	(5,869)	(1,725)
Commercial real estate construction	(248)	(487)	-	(325)	-
Residential real estate construction	(513)	(875)	(10,628)	(8,563)	(7,283)
Total real estate construction	(761)	(1,362)	(10,628)	(8,888)	(7,283)
Mortgage	(515)	(932)	(4,742)	(3,018)	(1,244)
Nonstandard mortgage	(643)	(1,497)	(692)	(726)	(320)
Home equity	(631)	(931)	(1,380)	(204)	(529)
Total real estate mortgage	(1,789)	(3,360)	(6,814)	(3,948)	(2,093)
Commercial real estate	(288)	(103)	(4,737)	(67)	(172)
Installment and consumer	(179)	(170)	(294)	(146)	(267)
Overdraft	(216)	(186)	(289)	(287)	(230)
Total loan charge-offs	(5,236)	(6,426)	(36,304)	(19,205)	(11,770)
Recoveries:
Commercial	319	406	271	125	392
Commercial real estate construction	-	-	-	-	-
Residential real estate construction	81	141	90	27	17
Total real estate construction	81	141	90	27	17
Mortgage	37	23	8	-	-
Nonstandard mortgage	2	-	-	1	-
Home equity	4	17	34	1	-
Total real estate mortgage	43	40	42	2	-
Commercial real estate	13	8	4	147	-
Installment and consumer	33	33	9	18	16
Overdraft	37	45	37	53	58
Total recoveries	526	673	453	372	483
Net loan charge-offs	(4,710)	(5,753)	(35,851)	(18,833)	(11,287)
Allowance for credit losses, end of period	$44,347	$41,299	$39,418	$40,036	$38,569

Components of allowance for credit losses
Allowance for loan losses	$43,329	$40,446	$38,490	$39,075	$37,700
Reserve for unfunded commitments	1,018	853	928	961	869
Total allowance for credit losses	$44,347	$41,299	$39,418	$40,036	$38,569

Net loan charge-offs to average loans annualized	1.15%	1.37%	7.94%	4.01%	2.30%

Allowance for loan losses to total loans	2.70%	2.43%	2.23%	2.14%	1.97%
Allowance for credit losses to total loans	2.77%	2.48%	2.29%	2.20%	2.01%

Allowance for loan losses to nonperforming loans	55%	47%	39%	30%	30%
Allowance for credit losses to nonperforming loans	56%	48%	40	30%	30%

     At June 30, 2010, the Company’s allowance for credit losses was $44.3 million, consisting of a $36.6 million formula allowance, no specific allowance, a $6.7 million unallocated allowance and a $1.0 million reserve for unfunded commitments. At December 31, 2009, our allowance for credit losses was $39.4 million, consisting of a $33.4 million formula allowance, no specific allowance, a $5.0 million unallocated allowance and a $1.0 million reserve for unfunded commitments. At June 30, 2010, the allowance for credit losses was 2.77% of total loans, an increase from 2.29% at December 31, 2009.

     Overall, we believe that the allowance for credit losses is adequate to absorb losses in the loan portfolio at June 30, 2010, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. Please see Item 1A “Risk Factors” in our 2009 10-K.

     Net Loan Charge-offs. For the quarter ended June 30, 2010, total net loan charge-offs were $4.7 million compared to $11.3 million in the same quarter ended in 2009. Second quarter 2010 year to date annualized net loan charge-offs to total average loans outstanding was 1.15%, or half of the 2.3% in the quarter ended June 30, 2009.

Deposits and Borrowings

     The following table summarizes the quarterly average dollar amount in, and the average interest rate paid on, each of the deposit and borrowing categories for the second quarters of 2010 and 2009 and first quarter 2010:

	Second Quarter 2010			First Quarter 2010			Second Quarter 2009
	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate
(Dollars in thousands)	Balance	of total	Paid	Balance	of total	Paid	Balance	of total	Paid
Non-interest bearing demand	$523,298	25.5%	-	$519,492	24.9%	-	$478,289	23.0%	-
Interest bearing demand	332,850	16.2%	0.14%	321,070	15.4%	0.20%	298,012	14.4%	0.26%
Savings	104,052	5.1%	0.25%	98,075	4.7%	0.49%	87,624	4.2%	0.89%
Money market	657,454	32.1%	0.60%	642,594	30.7%	0.85%	599,417	28.8%	1.38%
Time deposits	431,669	21.1%	1.95%	507,705	24.3%	2.14%	614,472	29.6%	2.55%
Total deposits	2,049,323	100.0%	0.64%	2,088,937	100.0%	0.83%	2,077,814	100.0%	1.23%

Short-term borrowings (1)	17,407		8.04%	13,100		4.49%	28,791		2.41%
Long-term borrowings (1) (2)	295,803		5.81%	301,199		3.01%	269,160		3.16%
Total borrowings	313,210		5.93%	314,299		2.93%	297,951		3.09%

Total deposits and borrowings	$2,362,533		1.72%	$2,403,236		1.41%	$2,375,765		1.83%

(1) Includes $2.3 million prepayment fee in connection with prepaying $99.1 million in FHLB borrowings in the second quarter 2010.
(2) Long-term borrowings include junior subordinated debentures.

     Second quarter 2010 average total deposits of $2.05 billion declined 1% or $28.5 million from the same quarter in 2009. With excess balance sheet liquidity, we elected to reduce higher cost time deposit balances, which declined $183 million or 30% from average time deposit balances in the second quarter last year. Time deposits represented just 21% of the Company’s average total deposits in the most recent quarter. The combination of the Company’s favorable deposit mix and recent deposit pricing strategies helped reduce the average rate paid on total deposits to .64% in second quarter 2010, representing a decline of 59 basis points from 1.23% in same quarter 2009. Whether we will continue to be successful maintaining or growing our low cost deposit base will depend on various factors, including deposit pricing strategies, the effects of competition, client behavior, and regulatory limitations. In addition, the continued availability of the Transaction Account Guarantee Program (the “TAG Program”) providing expanded deposit insurance may affect our ability to retain deposit balances.

     At June 30, 2010, brokered deposits totaled $59.1 million or 3% of period end deposits, of which $11.6 million were deposits obtained through the Bank's participation in the Certificate of Deposit Account Registry Service ("CDARS") network and $47.5 million were wholesale brokered deposits, compared to $72.4 million in brokered deposits at December 31, 2009 and $100.2 million at June 30, 2009.

     The average balance of FHLB borrowings increased by $15.3 million to $313.2 million in the quarter ended June 30, 2010, from the same period last year. However, on June 30, 2010, the Company made a prepayment of $99.1 million in FHLB borrowings with an associated fee of $2.3 million.

     At June 30, 2010, the balance of junior subordinated debentures issued in connection with our prior issuances of trust preferred securities was $51.0 million, unchanged from December 31, 2009. At June 30, 2010, the Company had a balance in other liabilities of $1.2 million in accrued and unpaid interest expense on these junior subordinated debentures, and it may not pay dividends on its capital stock until all such accrued but unpaid interest has been paid in full. Under the Written Agreement with the DFCS and FRB, we cannot resume interest payments on our trust preferred securities without prior regulatory approval. For additional detail regarding Bancorp’s outstanding debentures, see Note 10 in the financial statements included under Item 1 of this report.

Capital Resources

     The Board of Governors of the Federal Reserve System (“Federal Reserve”) and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. For more information on these topics, see the discussions under the subheadings “Capital Adequacy Requirements” in the section “Supervision and Regulation” included in Item 1 of the Company’s 2009 10-K. The following table summarizes the capital measures of Bancorp and the Bank at June 30, 2010:

							Bank-level
	West Coast Bancorp			West Coast Bank			Guideline requirements
(Dollars in thousands)	June 30,		December 31,	June 30,		December 31,	Adequately	Well
	2010	2009	2009	2010	2009	2009	Capitalized	Capitalized
Tier 1 risk-based capital ratio	16.50%	9.85%	7.17%	15.84%	9.56%	14.11%	4.00%	6.00%
Total risk-based capital ratio	17.76%	11.10%	9.13%	17.10%	10.81%	15.37%	8.00%	10.00%
Leverage ratio	11.90%	8.65%	5.37%	11.43%	8.39%	10.57%	4.00%	5.00%

Total stockholders' equity	$267,412	$168,666	$249,058	$305,656	$212,852	$288,476

     Bancorp’s total capital ratio improved to 17.76% at June 30, 2010, up from 9.13% at December 31, 2009 and 11.10% at June 30, 2009, while Bancorp's Tier 1 capital ratio increased to 16.50% at current quarter end, from 7.17% at year end 2009 and 9.85% at June 30, 2009. Bancorp’s capital ratios improved dramatically over year end 2009 principally as a result of the mandatory conversion of Series A preferred stock issued in the Company's October 2009 private capital raise into 71.4 million common shares following receipt of shareholder approvals relating to the transactions. The $9.4 million in net proceeds from the successful rights offering completed during first quarter 2010 and $7.0 million in net proceeds from the recent discretionary equity issuance, along with a reduction in risk weighted assets over the past 12 months, also contributed to improved capital ratios at Bancorp.

     The total capital ratio at the Bank improved to 17.10% at June 30, 2010, from 10.81% at June 30, 2009, while the Bank’s Tier 1 capital ratio increased to 15.84% from 9.56% over the same period. The leverage ratio at the Bank improved to 11.43% at June 30, 2010, from 8.39% at June 30, 2009. Improved capital ratios at the Bank were also attributable to the private capital raise in 2009, the rights offering and discretionary equity issuance program in 2010, as well as a decline in the balance of risk weighted assets over the past year. For more information regarding Bancorp’s discretionary equity issuance program, see the discussion under the subheading “Discretionary Equity issuance Program” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in Item 2 of this report.

     The total risk based capital ratios of Bancorp include $51 million of junior subordinated debentures which qualified as Tier 1 capital at June 30, 2010, under guidance issued by the Federal Reserve. As provided in the Dodd – Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, Bancorp expects to continue to rely on these junior subordinated debentures as part of its regulatory capital. However, it does not expect to issue additional junior subordinated debentures as any future issued junior subordinated debentures would not qualify as Tier 1 total capital under the same Act.

     Bancorp’s stockholders’ equity was $267 million at June 30, 2010, up from $249 million at year end 2009 and $169 million at June 30, 2009.

     Bancorp may take steps to raise additional capital in the future. To do so, Bancorp may offer and issue qualifying equity or debt instruments. Any equity or debt financing, if available at all, may be dilutive to existing shareholders or include covenants or other restrictions that limit the Company’s activities.

Liquidity and Sources of Funds

     The Bank’s sources of funds include customer deposits, advances from the FHLB, maturities of investment securities, sales of “Available for Sale” securities, loan and OREO sales, loan repayments, net income, if any, loans taken out at the Federal Reserve discount window, and the use of Federal Funds markets. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows, unscheduled loan prepayments, and loan and OREO sales are not. Deposit inflows, loan and OREO sales, and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, market and general economic conditions and other factors.

     Deposits are our primary source of funds. Over the past 12 months our loan to deposit ratio declined from 91% at June 30, 2009 to 80% at June 30, 2010. This was mainly as a result of loans declining $315 million. Significantly lower loan balances combined with a significantly bolstered equity position caused the collective balance of interest bearing deposits in other bank and investment securities portfolio to grow $300 million to $769 million at June 30, 2010 and 32% of total earning assets. In light of the substantial liquidity position, a portion of which carried a higher cost of funds than amounts being earned and therefore has an adverse impact on net interest income and operating results, we reduced wholesale, internet, and other term deposits as well as FHLB borrowings during the most recent quarter.

     At June 30, 2010, the Bank had outstanding borrowings of $164 million, against its $423 million in established borrowing capacity with the FHLB, as compared to $263 million against its $478 million in established borrowing capacity at December 31, 2009. The Bank’s borrowing facility is subject to collateral and stock ownership requirements. The Bank also had a Federal Funds line of credit agreement with a correspondent financial institution of $5 million at June 30, 2010, of which none was outstanding at June 30, 2010, and December 31, 2009. The use of such Federal Funds lines is subject to certain conditions. The Bank had an available discount window credit line with the FRB of approximately $47 million at June 30, 2010, with no balance outstanding at either June 30, 2010, or December 31, 2009. As with the other lines, the FRB line is subject to collateral requirements, must be repaid within 90 days, and each advance is subject to prior FRB consent.

     Under Bancorp’s Written Agreement with the DFCS and the FRB, it may not access dividends from the Bank without the consent of these agencies.

Off-Balance Sheet Arrangements

     At June 30, 2010, the Bank had commitments to extend credit of $572 million, which was up 1% compared to $564 million at December 31, 2009. For additional information regarding off balance sheet arrangements and future financial commitments, see Note 8 “Commitments And Contingent Liabilities” in the financial statements included under Item 1 of this report.

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

Changes in Internal Control Over Financial Reporting

     There was no change in our internal controls over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

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

  elevated borrower risk profiles that apply upward pressure on provision for credit losses;

  increased loan delinquencies; and

  further declines in collateral values.
Recent legislative and required regulatory initiatives will impose restrictions and requirements on financial institutions that could have an adverse effect on our business.

     The United States Congress, the Treasury Department and the Federal Deposit Insurance Corporation have taken several steps to support the financial services industry that have included certain well publicized programs, such as the Troubled Asset Relief Program, as well as programs enhancing the liquidity available to financial institutions and increasing insurance available on bank deposits. These programs have provided an important source of support to many financial institutions. Partly in response to these programs and the current economic climate, the President signed on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Few provisions of the Act are effective immediately with various provisions becoming effective in stages. Many of the provisions require governmental agencies to implement rules over the next 18 months. These rules will increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices. These rules will, as examples, impact the ability of financial institutions to charge certain banking and other fees, allow interest to be paid on demand deposits, impose new restrictions on lending practices and require depository institution holding companies to maintain capital levels at levels not less than the levels required for insured depository institutions. We cannot predict the substance or impact of pending or future legislation or regulation. Compliance with such legislation or regulation may, among other effects, significantly increase our costs, limit our product offerings and operating flexibility, require significant adjustments in our internal business processes, and possibly require us to maintain our regulatory capital at levels above historical practices.

The Bank derives overdraft fee income from its customer’s participation in the Bank’s overdraft service program for ATM and one-time debit card transactions. If customer’s elect not to opt-in to participate in the Bank’s program, overdraft fee income may be negatively affected.

     Recent amendments to Regulation E require the customer to opt-in to participate in the Bank’s overdraft service program. The mandatory compliance date for the Regulation E amendments was July 1, 2010, provided the Bank may continue to assess overdraft service fees or charges on existing customer accounts prior to August 15, 2010 without obtaining the customer’s affirmative consent. Although the majority of our customers have elected to opt-in, we are not able to predict future customer behavior. If customers do not elect to participate in our overdraft protection program, an important source of noninterest income may be negatively affected.

A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate. Continued deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses.

     As of June 30, 2010, approximately 79% of our loan portfolio is secured by real estate, the majority of which is commercial real estate. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, we have experienced high levels of net charge-offs and provision for credit losses. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the allowance for credit losses, which could have a material adverse effect on our business, financial condition, and results of operations and prospects. In addition, continued deterioration in the credit quality of loans secured by real estate could result in loans that we have restructured becoming delinquent and classified as non-accrual loans.

We continue to hold and acquire a significant amount of OREO properties, which has led to increased operating expenses and vulnerability to additional declines in real property values.

     We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. During 2009 and the first six months of 2010, we continued to acquire a significant amount of OREO. At June 30, 2010, the Bank had 446 OREO properties with an aggregate book value of $37.6 million. Large OREO balances have led to significantly increased expenses as we have incurred costs to manage and dispose of these properties and, in certain cases, complete construction of structures prior to sale. We expect that our operating results in 2010 will continue to be negatively affected by expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and valuation adjustments, as well as by the funding costs associated with assets that are tied up in OREO. Any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it.

To reduce our level of non-performing loans, we may elect to sell loans to third parties, which could result in losses for the Bank.

     We may elect to sell loans or packages of loans to third parties. Such sales may be at prices below the carrying value of the loans, which would require the immediate recognition of additional losses and reduce our capital levels.

The value of the securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

     The market for some of the investment securities held in our portfolio has been volatile over the past two years. Our assessment of the impairment of investment securities considers several uncertain and qualitative factors, including, without limitation, the length of time and extent to which the fair value of a particular security has been less than cost, the financial condition and prospects of the issuer over varying time horizons, expected future cash flows and anticipated timing of such cash flows, and our intent and ability to retain a particular investment long enough to recover value in the future. There can be no assurance that the declines in market value associated with these disruptions in the marketplace will not result in accounting charges that could have a material adverse effect on our net income and capital levels. Our corporate securities portfolio had a $4.8 million net unrealized loss at June 30, 2010. For more information concerning our investment securities and our investment portfolio, please refer to Note 3—“Investment Securities” in the Notes to Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

     For detailed discussion of other risks that may affect our business, see Item 1A, “Risk Factors” in our 2009 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2010:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased (1)	per Share	(2)	Under the Plans or Programs
4/1/10 - 4/30/10	10,086	$2.98	-	1,051,821
5/1/10 - 5/31/10	-	$0.00	-	1,051,821
6/1/10 - 6/30/10	119	$2.93	-	1,051,821
Total for quarter	10,205		-

(1)	Shares repurchased by Bancorp during the quarter include shares acquired from employees in connection with stock option exercises and cancellation of restricted stock to pay withholding taxes totaling 10,086 shares, 0 shares, and 119 shares, respectively, for the periods indicated. There were no shares repurchased in the periods indicated pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in note 2 below.
(2)	Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, by 1.0 million shares in April 2004, and by 1.0 million shares in September 2007 for a total authorized repurchase amount as of June 30, 2010, of approximately 4.9 million shares.

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

WEST COAST BANCORP (Registrant)

Dated: August 6, 2010	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and Chief Executive Officer

Dated: August 6, 2010	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer