Form 10-Q
period 2010-09-30
WEST COAST BANCORP /NEW/OR/
filed 2010-11-05
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2010

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

     Common Stock, no par value: 96,438,970 shares outstanding as of October 31, 2010

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and shares in thousands, unaudited)	2010	2009
ASSETS

Cash and cash equivalents:
Cash and due from banks	$57,216	$47,708
Federal funds sold	4,605	20,559
Interest-bearing deposits in other banks	113,144	234,830
Total cash and cash equivalents	174,965	303,097
Trading securities	753	731
Investment securities available for sale, at fair value
(amortized cost: $631,812 and $564,615, respectively)	640,074	562,277
Federal Home Loan Bank stock, held at cost	12,148	12,148
Loans held for sale	1,855	1,176
Loans	1,575,451	1,724,842
Allowance for loan losses	(41,753)	(38,490)
Loans, net	1,533,698	1,686,352
Premises and equipment, net	27,027	28,476
Other real estate owned, net	35,814	53,594
Core deposit intangible, net	418	637
Bank owned life insurance	25,055	24,417
Other assets	34,572	60,642
Total assets	$2,486,379	$2,733,547

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand	$565,543	$542,215
Savings and interest bearing demand	442,892	422,838
Money market	675,402	657,306
Time deposits	291,218	524,525
Total deposits	1,975,055	2,146,884
Short-term borrowings	-	12,600
Long-term borrowings	164,199	250,699
Junior subordinated debentures	51,000	51,000
Reserve for unfunded commitments	865	928
Other liabilities	20,553	22,378
Total liabilities	2,211,672	2,484,489

Commitments and contingent liabilities (Note 8)

Stockholders' equity:
Preferred stock: no par value, 10,000 shares authorized;
Series A issued and outstanding: None at Sept. 30, 2010, 1,429 at December 31, 2009	-	118,124
Series B issued and outstanding: 121 at Sept. 30, 2010 and December 31, 2009	21,124	21,124
Common stock: no par value, 250,000 shares authorized;
issued and outstanding: 96,424 at Sept. 30, 2010 and 15,641 at December 31, 2009	229,277	93,246
Retained earnings	19,263	17,950
Accumulated other comprehensive gain (loss)	5,043	(1,386)
Total stockholders' equity	274,707	249,058
Total liabilities and stockholders' equity	$2,486,379	$2,733,547

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share)	2010	2009	2010	2009
INTEREST INCOME:
Interest and fees on loans	$21,800	$24,535	$67,059	$76,899
Interest on taxable investment securities	3,625	2,395	10,924	5,995
Interest on nontaxable investment securities	535	668	1,680	2,118
Interest on deposits in other banks	92	126	399	187
Interest on federal funds sold	1	1	5	3
Total interest income	26,053	27,725	80,067	85,202

INTEREST EXPENSE:
Savings, interest bearing demand deposits and money market	1,038	2,493	3,830	7,520
Time deposits	1,515	3,723	6,291	11,540
Short-term borrowings	-	-	494	687
Long-term borrowings	1,313	2,046	7,172	4,764
Junior subordinated debentures	312	318	862	1,202
Total interest expense	4,178	8,580	18,649	25,713
Net interest income	21,875	19,145	61,418	59,489
Provision for credit losses	1,567	20,300	16,959	54,824
Net interest income (loss) after provision for credit losses	20,308	(1,155)	44,459	4,665

NONINTEREST INCOME:
Service charges on deposit accounts	4,145	4,038	11,954	11,976
Payment systems related revenue	2,998	2,501	8,409	6,997
Trust and investment services revenue	978	1,140	3,124	3,030
Gains on sales of loans	182	466	629	1,565
Net OREO valuation adjustments and gains (losses) on sales	(962)	(3,998)	(3,229)	(12,485)
Other noninterest income	728	824	2,270	3,553
Other-than-temporary impairment losses	-	-	-	(192)
Gains on sales of securities	-	-	945	833
Total noninterest income	8,069	4,971	24,102	15,277

NONINTEREST EXPENSE:
Salaries and employee benefits	11,836	10,753	34,333	33,215
Equipment	1,525	1,758	4,707	5,500
Occupancy	2,216	2,247	6,649	6,908
Payment systems related expense	1,214	1,043	3,430	2,960
Professional fees	1,147	1,091	3,169	3,389
Postage, printing and office supplies	791	799	2,332	2,420
Marketing	861	832	2,286	2,158
Communications	374	402	1,137	1,199
Goodwill impairment	-	-	-	13,059
Other noninterest expense	3,039	4,564	8,964	13,299
Total noninterest expense	23,003	23,489	67,007	84,107

INCOME (LOSS) BEFORE INCOME TAXES	5,374	(19,673)	1,554	(64,165)
PROVISION (BENEFIT) FOR INCOME TAXES	(676)	(7,265)	241	(21,819)
NET INCOME (LOSS)	$6,050	$(12,408)	$1,313	$(42,346)

Basic earnings (loss) per share	$0.06	($0.79)	$0.01	($2.71)
Diluted earnings (loss) per share	$0.06	($0.79)	$0.01	($2.71)

Weighted average common shares	94,776	15,520	84,776	15,510
Weighted average diluted shares	97,006	15,520	87,780	15,510

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
(Dollars in thousands, unaudited)	September 30, 2010	September 30, 2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (loss)	$1,313	$(42,346)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation, amortization and accretion	6,369	4,655
Amortization of tax credits	689	990
Deferred income tax benefit	(3,274)	(6,391)
Amortization of intangibles	219	279
Provision for credit losses	16,959	54,824
Goodwill impairment	-	13,059
(Increase) decrease in accrued interest receivable	(284)	334
Decrease in other assets	30,433	1,698
Loss on impairment of securities	-	192
Gains on sales of securities	(945)	(833)
Net loss on disposal of premises and equipment	46	14
Net OREO valuation adjustments and gains (losses) on sales	3,229	12,485
Gains on sale of loans	(629)	(1,565)
Origination of loans held for sale	(19,409)	(57,283)
Proceeds from sales of loans held for sale	19,359	60,749
Increase in interest payable	214	160
(Decrease) increase in other liabilities	(4,025)	2,022
Increase in cash surrender value of bank owned life insurance	(638)	(637)
Stock based compensation expense	1,403	1,193
Excess tax deficiency associated with stock plans	-	(496)
(Increase) decrease in trading securities	(22)	854
Net cash provided by operating activities	51,007	43,957

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	192,756	33,166
Proceeds from sales of available for sale securities	36,728	36,189
Purchase of available for sale securities	(299,214)	(274,374)
Purchase of Federal Home Loan Bank stock	-	(1,305)
Investment in tax credits	-	(9)
Loan principal collected in excess of loan originations	112,910	148,106
Proceeds from the sale of other real estate owned	31,882	33,869
Capital expenditures on other real estate owned	(3,094)	(2,786)
Capital expenditures on premises and equipment	(1,588)	(1,152)
Net cash provided (used) by investing activities	70,380	(28,296)

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

	Nine months ended
(Dollars in thousands, unaudited)	September 30, 2010	September 30, 2009
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest
bearing transaction accounts	61,478	134,997
Net decrease in time deposits	(233,307)	(3,550)
Proceeds from issuance of short-term borrowings	-	347,600
Repayment of short-term borrowings	(17,600)	(479,600)
Proceeds from issuance of long-term borrowings	-	192,240
Repayment of long-term borrowings	(81,500)	(20,000)
Proceeds from secured borrowings	4,906	-
Proceeds from issuance of common stock-Rights Offering	10,000	-
Costs of issuance of common stock-Rights Offering	(761)	-
Proceeds from issuance of common stock-Discretionary Program	7,856	-
Costs of issuance of common stock-Discretionary Program	(817)	-
Proceeds from issuance of common stock - stock options	2	-
Redemption of stock pursuant to stock plans	(31)	(22)
Activity in deferred compensation plan	255	9
Cash dividends paid	-	(471)
Net cash (used) provided by financing activities	(249,519)	171,203

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(128,132)	186,864
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	303,097	64,778
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$174,965	$251,642

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
(Shares and dollars in thousands, unaudited)	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE, January 1, 2009	$-	15,696	$92,245	$107,542	$(1,600)	$198,187
Comprehensive loss:
Net loss	-	-	-	(91,213)	-	$(91,213)
Other comprehensive income, net of tax:
Net unrealized investment gain	-	-	-	-	2,149	2,149
Other comprehensive income, net of tax	-	-	-	-	-	2,149
Comprehensive loss	-	-	-	-	-	$(89,064)

Cumulative effect of adopting ASC 320	-	-	-	1,935	(1,935)	-
Cash dividends, $.02 per common share	-	-	-	(314)	-	(314)
Redemption of stock pursuant to stock plans	-	(12)	(22)	-	-	(22)
Issuance of Series A preferred stock, net of costs	118,124	-	-	-	-	118,124
Issuance of Series B preferred stock and warrant, net of costs	21,124	-	-	-	-	21,124
Activity in deferred compensation plan	-	(43)	(1)	-	-	(1)
Stock based compensation expense	-	-	1,520	-	-	1,520
Tax adjustment associated with stock plans	-	-	(496)	-	-	(496)
BALANCE, December 31, 2009	139,248	15,641	93,246	17,950	(1,386)	249,058

Comprehensive income:
Net income	-	-	-	1,313	-	$1,313
Other comprehensive income, net of tax:
Net unrealized investment gain	-	-	-	-	6,429	6,429
Other comprehensive income, net of tax	-	-	-	-	-	6,429
Comprehensive income	-	-	-	-	-	$7,742

Redemption of stock pursuant to stock plans	-	(33)	(31)	-	-	(31)
Conversion of Series A Preferred Stock	(118,124)	71,442	118,124	-	-	-
Issuance of common stock-Rights Offering, net of costs	-	5,000	9,239	-	-	9,239
Issuance of common stock-Discretionary Program, net of costs	-	2,804	7,039	-	-	7,039
Issuance of common stock-stock options	-	1	2	-	-	2
Issuance of common stock-restricted stock	-	1,582	-	-	-	-
Activity in deferred compensation plan	-	(13)	255	-	-	255
Stock based compensation expense	-	-	1,403	-	-	1,403
BALANCE, September 30, 2010	$21,124	96,424	$229,277	$19,263	$5,043	$274,707

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information. In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”), and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust Company, Inc and Totten, Inc., after elimination of intercompany transactions and balances. The Company’s interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements and related notes, including our significant accounting policies, contained in the Annual Report on Form 10-K for the year ended December 31, 2009 (“2009 10-K”).

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments of a normal, recurring nature that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations and cash flows for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010, or other future periods.

     Supplemental cash flow information. The following table presents supplemental cash flow information for the nine months ended September 30, 2010 and 2009.

(Dollars in thousands)	Nine months ended
	September 30,
	2010	2009
Supplemental cash flow information:
Cash paid (received) in the period for:
Interest	$18,436	$25,553
Income taxes	(27,767)	$(14,585)

Noncash investing and financing activities:
Change in unrealized gain (loss) on available
for sale securities, net of tax	$6,429	$5,472
Sale of SBA loans - transfer to other assets	4,906	-
Settlement of secured borrowings	(2,834)	-
Other Real Estate Owned and premises and equipment expenditures
accrued in other liabilities	$93	$10
Transfer of loans to OREO	14,286	50,021

     New accounting pronouncements.

     On July 21, 2010, the Financial Accounting Standards Board (“FASB”) issued guidance contained in Accounting Standards Update (“ASU”), 2010-20 “Disclosures About the Credit Quality of Financing Receivables and the Allowance for Credit Losses” that amends Accounting Standards Codification (“ASC”), 310 “Receivables” by requiring additional and disaggregated disclosures about the credit quality of an entity’s financing receivables and its allowance for credit losses. The new and amended disclosures that relate to information as of the end of a reporting period will be effective for the first interim or annual reporting periods ending on or after December 15, 2010. The disclosures that include information for activity that occurs during a reporting period will be effective for the first interim or annual periods beginning after December 15, 2010. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows.

2. STOCK PLANS

     At September 30, 2010, Bancorp maintained two stock plans; the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Stock Option Plan (“1999 Plan”). No additional grants may be made under the 1999 Plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock based awards. Restricted stock granted under the 2002 Plan generally vests over a two to four year vesting period; however, certain grants have been made that vested over a one year period or immediately, including grants to directors. On April 27, 2010, shareholders approved a 2.0 million share increase in the shares available under the 2002 Plan. The 2002 Plan permits the grant of stock options and restricted stock awards for up to 4.1 million shares, of which 481,685 shares remained available for issuance as of September 30, 2010.

     All outstanding stock options have an exercise price that is equal to the closing market value of Bancorp’s stock on the date the options were granted. Options granted under the 2002 Plan generally vest over a two to four year vesting period; however, certain grants have been made that vested immediately, including grants to directors. Stock options have a 10 year maximum term. Options previously issued under the 1999 Plan are fully vested. It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock. Bancorp expenses stock options and restricted stock on a straight line basis over the applicable vesting term.

     The following table presents information on stock options outstanding for the period shown:

	Nine months ended
	September 30, 2010
		Weighted Average
	Common Shares	Exercise Price per share
Balance, beginning of period	1,746,752	$13.08
Granted	950	2.63
Exercised	(675)	2.31
Forfeited/expired	(204,329)	11.12
Balance, end of period	1,542,698	$13.33

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	Nine months ended	Nine months ended
(Dollars in thousands, except share and per share data)	September 30, 2010	September 30, 2009
Stock options vested and expected to vest:
Number	1,504,533	1,700,804
Weighted average exercise price per share	$13.33	$13.08
Aggregate intrinsic value	$-	$69
Weighted average contractual term of options	4.9 years	5.6 years

Stock options vested and currently exercisable:
Number	1,299,191	1,247,380
Weighted average exercise price per share	$14.74	$15.70
Aggregate intrinsic value	$-	$11
Weighted average contractual term of options	4.3 years	3.9 years

     The balance of unearned compensation related to stock options as of September 30, 2010, and December 31, 2009, was $.2 million and $.3 million, respectively.

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

2. STOCK PLANS (Continued)

     The following table presents the Black-Scholes assumptions used in connection with stock option grants in the periods shown.

	Black-Scholes assumptions
	Nine months ended	Nine months ended
	September 30, 2010	September 30, 2009
Risk Free interest rates	1.43%	1.64%
Expected dividend yield	0.00%	1.22%
Expected lives, in years	4	4
Expected volatility	38%	37%
Weighted avg. fair value of options granted in period	$0.83	$0.65

     The following table presents information on restricted stock outstanding for the period shown:

	Nine months ended
	September 30, 2010
		Weighted Average Market
	Restricted Shares	Price at Grant
Balance, beginning of period	136,680	$17.06
Granted	1,581,996	3.25
Vested	(55,574)	19.28
Forfeited	(22,311)	6.08
Balance, end of period	1,640,791	$3.82

Weighted average remaining recognition period	3.3 years

     The balance of unearned compensation related to restricted stock shares as of September 30, 2010, and December 31, 2009, was $5.1 million and $1.2 million, respectively. The following table presents stock-based compensation expense for the periods shown:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Restricted stock expense	$562	$247	$1,239	$866
Stock option expense	38	45	164	327
Total stock-based compensation expense	$600	$292	$1,403	$1,193

     No income tax benefit was recognized in the income statement for restricted stock compensation expense in the three months and nine months ended September 30, 2010, compared to $94,000 and $329,000 for the three and nine months ended September 30, 2009. There was minimal cash received from stock option exercises for the three and nine months ended September 30, 2010 and 2009. The Company had no tax benefits from disqualifying dispositions involving incentive stock options, the exercise of non-qualified stock options, and the vesting and release of restricted stock for the three and nine months ended September 30, 2010 and 2009.

3. INVESTMENT SECURITIES

     The following tables present the available for sale investment portfolio as of September 30, 2010 and December 31, 2009:

(Dollars in thousands)
September 30, 2010	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$14,467	$84	$-	$14,551
U.S. Government agency securities	220,351	1,296	(197)	221,450
Corporate securities	14,484	-	(5,470)	9,014
Mortgage-backed securities	316,142	8,644	(223)	324,563
Obligations of state and political subdivisions	54,919	3,414	(127)	58,206
Equity investments and other securities	11,449	849	(8)	12,290
Total	$631,812	$14,287	$(6,025)	$640,074

(Dollars in thousands)
December 31, 2009	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$24,907	$100	$-	$25,007
U.S. Government agency securities	104,168	300	(480)	103,988
Corporate securities	14,436	-	(4,683)	9,753
Mortgage-backed securities	344,179	3,013	(2,898)	344,294
Obligations of state and political subdivisions	67,651	2,562	(195)	70,018
Equity investments and other securities	9,274	2	(59)	9,217
Total	$564,615	$5,977	$(8,315)	$562,277

     At September 30, 2010, the fair value of the securities in the investment portfolio was $640.1 million while the amortized cost was $631.8 million, reflecting a net unrealized gain in the portfolio of $8.3 million. At December 31, 2009, the fair value and amortized cost of securities in the investment portfolio were $562.3 million and $564.6 million, respectively, reflecting a net unrealized loss of $2.3 million.

     The corporate securities segment of the investment securities portfolio had a $5.5 million net unrealized loss at September 30, 2010. The unrealized loss was associated with the decline in market value of our four investments in pooled trust preferred securities issued primarily by banks and insurance companies. An increase in liquidity and credit spreads, including certain issuer defaults, and an extension of expected cash flows, including issuer elections to defer interest payments, contributed to the unrealized loss associated with these securities which had an amortized cost of $14.5 million and a $9.0 million estimated fair value at September 30, 2010. Compared to December 31, 2009, the value of these securities decreased slightly due to a modest increase in credit spreads and expected duration of cash flows during the first nine months of 2010. These securities have several features that reduce credit risk, including seniority over certain tranches in the same pool and the benefit of certain collateral coverage tests. Based on our current estimates of the future default rates for the underlying collateral, we believe these features are sufficient to protect the Company’s securities from experiencing any credit losses.

3. INVESTMENT SECURITIES (continued)

     The following tables provide the fair value and gross unrealized losses on securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of September 30, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$51,824	$(197)	$-	$-	51,824	(197)
Corporate securities	-	-	8,514	(5,470)	8,514	(5,470)
Mortgage-backed securities	30,109	(82)	982	(141)	31,091	(223)
Obligations of state and political subdivisions	1,199	(127)	-	-	1,199	(127)
Equity and other securities	1,193	(7)	1	(1)	1,194	(8)
Total	$84,325	$(413)	$9,497	$(5,612)	$93,822	$(6,025)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$65,422	$(480)	$-	$-	$65,422	$(480)
Corporate securities	-	-	9,253	(4,683)	9,253	(4,683)
Mortgage-backed securities	136,313	(2,074)	5,882	(824)	142,195	(2,898)
Obligations of state and political subdivisions	2,470	(49)	1,866	(146)	4,336	(195)
Equity and other securities	4,736	(59)	-	-	4,736	(59)
Total	$208,941	$(2,662)	$17,001	$(5,653)	$225,942	$(8,315)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of September 30, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$75	$-	$-	$-	$75	$-
Corporate securities	-	-	10,121	(3,801)	10,121	(3,801)
Mortgage-backed securities	1,424	(8)	16,547	(1,049)	17,971	(1,057)
Obligations of state and political subdivisions	196	(5)	1,924	(87)	2,120	(92)
Equity and other securities	1	-	1,192	(8)	1,193	(8)
Total	$1,696	$(13)	$29,784	$(4,945)	$31,480	$(4,958)

     At September 30, 2010, the Company had six investment securities with an amortized cost of $15.1 million and an unrealized loss of $5.6 million that have been in a continuous unrealized loss position for more than 12 months. The $5.5 million unrealized loss in the corporate securities category was due to the decline in market value for pooled trust preferred securities.

     There were a total of 13 securities in Bancorp’s investment portfolio with an amortized cost of $84.7 million and a total unrealized loss of $.4 million at September 30, 2010, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on these investment securities was predominantly caused by changes in average life or credit spreads subsequent to purchase. The fair value of most of our securities fluctuates as market interest rates change.

     Based on management’s review and evaluation of the Company’s debt securities, the debt securities with unrealized losses were not considered to have other-than-temporary impairment (“OTTI”). The Company does not intend to sell any debt securities which have an unrealized loss, it is unlikely the Company will be required to sell these securities before recovery, and we expect to recover the entire amortized cost of these impaired securities.

     At September 30, 2010, and December 31, 2009, the Company had $546.4 and $339.0 million, respectively, in investment securities being provided as collateral to the Federal Home Loan Bank (“FHLB”), the Federal Reserve Bank of San Francisco (“FRB”), the State of Oregon and the State of Washington, and others for our borrowings and certain public fund deposits. At September 30, 2010 and December 31, 2009, Bancorp had no reverse repurchase agreements.

3. INVESTMENT SECURITIES (continued)

     The following table presents the contractual maturities of the investment securities available for sale at September 30, 2010:

(Dollars in thousands)	Available for sale
September 30, 2010	Amortized cost	Fair value
U.S. Treasury securities
One year or less	$14,267	$14,338
After one year through five years	200	213
After five through ten years	-	-
Due after ten years	-	-
Total	14,467	14,551

U.S. Government agency securities:
One year or less	601	604
After one year through five years	189,143	190,337
After five through ten years	30,607	30,509
Due after ten years	-	-
Total	220,351	221,450

Corporate securities:
One year or less	-	-
After one year through five years	500	500
After five through ten years	-	-
Due after ten years	13,984	8,514
Total	14,484	9,014

Obligations of state and political subdivisions:
One year or less	4,917	4,979
After one year through five years	15,082	16,011
After five through ten years	27,287	29,178
Due after ten years	7,633	8,038
Total	54,919	58,206
Sub-total	304,221	303,221

Mortgage-backed securities	316,142	324,563
Equity investments and other securities	11,449	12,290
Total securities	$631,812	$640,074

     Investment securities may have expected maturities that will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The composition and carrying value of the Company’s loan portfolio, excluding loans held for sale, is as follows:

(Dollars in thousands)	September 30, 2010	December 31, 2009
Commercial	$317,037	$370,077
Real estate construction	57,888	99,310
Real estate mortgage	356,872	374,668
Commercial real estate	827,668	862,193
Installment and other consumer	15,986	18,594
Total loans	1,575,451	1,724,842
Allowance for loan losses	(41,753)	(38,490)
Total loans, net	$1,533,698	$1,686,352

     The following tables present activity in the allowance for credit losses, comprised of the Company’s allowance for loan losses and reserve for unfunded commitments, for the three and nine months ended September 30, 2010 and 2009:

	Three months ended
(Dollars in thousands)	September 30, 2010	September 30, 2009
Balance, beginning of period	$44,347	$38,569
Provision for credit losses	1,567	20,300
Loan charge-offs	(3,679)	(19,205)
Loan recoveries	383	372
Net loan charge-offs	(3,296)	(18,833)
Total allowance for credit losses, end of period	$42,618	$40,036

	Nine months ended
(Dollars in thousands)	September 30, 2010	September 30, 2009
Balance at beginning of period	$39,418	$29,934
Provision for credit losses	16,959	54,824
Loan charge-offs	(15,340)	(46,041)
Loan recoveries	1,581	1,319
Net loan charge-offs	(13,759)	(44,722)
Total allowance for credit losses, end of period	$42,618	$40,036
Components of allowance for credit losses
Allowance for loan losses	$41,753	$39,075
Reserve for unfunded commitments	865	961
Total allowance for credit losses	$42,618	$40,036

5. GOODWILL

     At March 31, 2009, based on management’s analysis and continued deteriorating economic conditions and the length of time and amount by which the Company’s book value per share had exceeded its market value per share, the Company determined it was appropriate to write off the entire $13.1 million of goodwill related to its acquisition of Mid-Valley Bank in June, 2006.

6. OTHER REAL ESTATE OWNED, NET

     The following tables summarize Other Real Estate Owned (“OREO”) for the periods shown:

(Dollars in thousands)	Three months ended
	September 30, 2010	September 30, 2009
Balance, beginning period	$37,578	$83,830
Additions to OREO	5,119	12,064
Disposition of OREO	(5,372)	(15,527)
Valuation adjustments in the period	(1,511)	(3,797)
Total OREO	$35,814	$76,570

(Dollars in thousands)	Nine months ended
	September 30, 2010	September 30, 2009
Balance, beginning period	$53,594	$70,110
Additions to OREO	17,331	52,814
Disposition of OREO	(29,984)	(34,732)
Valuation adjustments in the period	(5,127)	(11,622)
Total OREO	$35,814	$76,570

     The following tables summarize the OREO valuation allowance for the periods shown:

(Dollars in thousands)	Three months ended
	September 30, 2010	September 30, 2009
Balance, beginning period	$7,155	$9,110
Valuation adjustments in the period	1,511	3,797
Deductions from the valuation allowance due to disposition	(778)	(3,137)
Total OREO valuation allowance	$7,888	$9,770

(Dollars in thousands)	Nine months ended
	September 30, 2010	September 30, 2009
Balance, beginning period	$9,489	$3,920
Valuation adjustments in the period	5,127	11,622
Deductions from the valuation allowance due to disposition	(6,728)	(5,772)
Total OREO valuation allowance	$7,888	$9,770

7. EARNINGS (LOSS) PER SHARE

     The earnings (loss) per share are calculated under the two-class method. The two-class method is an earnings allocation formula that determines earnings (loss) per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is an instrument that may participate in undistributed earnings with common stock. The Company has issued restricted stock and preferred stock that qualifies as a participating security. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

     Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of options and warrants, conversion of preferred stock, and non-vested restricted stock were included, unless those additional shares would have been anti-dilutive. For the diluted earnings (loss) per share computation, the treasury stock method is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate diluted earnings per share. The two-class method was utilized to calculate diluted earnings per share for the quarters ending September 30, 2010 and 2009.

     The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) per share computations for the quarters ending September 30, 2010 and 2009.

(Dollars and shares in thousands, except per share amounts)	Three months ended
	September 30, 2010	September 30, 2009
Net income (loss)	$6,050	$(12,408)
Less: Net income (loss) allocated to participating securities-basic:
Preferred stock	358	-
Non-vested restricted stock	97	(76)
Net income (loss) available to common stock holders-basic	5,595	(12,332)
Add: Net income (loss) allocated per two-class method-diluted:
Stock options and Class C warrants	10	-
Net income (loss) available to common stockholders-diluted	$5,605	$(12,332)

Weighted average common shares outstanding-basic	94,776	15,520
Common stock equivalents from:
Stock options	15	-
Class C warrants	2,215	-
Weighted average common shares outstanding-diluted	97,006	15,520

Basic earnings (loss) per share	$0.06	$(0.79)
Diluted earnings (loss) per share	$0.06	$(0.79)

Common stock equivalent shares excluded due to anti-dilutive effect	2,955	1,889

7. EARNINGS (LOSS) PER SHARE (continued)

     The number of shares not included in the calculation of earnings per diluted share due to their anti-dilutive effect for the three and nine months ended September 30, 2010 were 3.0 million and 2.1 million, respectively.

     The two-class method was utilized to calculate diluted earnings per share for the nine months ending September 30, 2010 and 2009. The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) per share computations for the year to date September 30, 2010 and 2009.

(Dollars and shares in thousands, except per share amounts)	Nine months ended
	September 30, 2010	September 30, 2009
Net income (loss)	$1,313	$(42,346)
Less: Net income (loss) allocated to participating securities-basic:
Preferred stock	175	-
Non-vested restricted stock	13	(349)
Net income (loss) available to common stock holders-basic	1,125	(41,997)
Add: Net income (loss) allocated per two-class method-diluted:
Stock options and Class C warrants	6	-
Net income (loss) available to common stockholders-diluted	$1,131	$(41,997)

Weighted average common shares outstanding-basic	84,776	15,510
Common stock equivalents from:
Stock options	25	-
Class C Warrants	2,979	-
Weighted average common shares outstanding-diluted	87,780	15,510

Basic earnings (loss) per share	$0.01	$(2.71)
Diluted earnings (loss) per share	$0.01	$(2.71)

Common stock equivalent shares excluded due to anti-dilutive effect	2,089	1,889

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

     The following table summarizes the Bank’s off balance sheet unfunded commitments as of the dates shown.

	Contract or	Contract or
	Notional Amount	Notional Amount
(Dollars in thousands)	September 30, 2010	December 31, 2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$252,117	$260,934
Real estate construction	10,267	15,044
Real estate mortgage
Mortgage	4,416	4,063
Home equity line of credit	153,495	164,638
Total real estate mortgage loans	157,911	168,701
Commercial real estate	7,227	10,832
Installment and consumer	11,064	12,147
Other	27,152	10,363
Standby letters of credit and financial guarantees	9,627	9,491
Account overdraft protection instruments	116,620	76,919
Total	$591,985	$564,431

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

9. COMPREHENSIVE INCOME (LOSS)

     The following table displays the components of comprehensive income (loss) for the periods shown:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2010	2009	2010	2009
Net income (loss) as reported	$6,050	$(12,408)	$1,313	$(42,346)

Unrealized holding gains on securities:
Unrealized holding gains arising during the period	1,336	8,877	11,545	9,539
Tax provision	(536)	(3,465)	(4,540)	(3,672)
Unrealized holding gains arising during the period, net of tax	800	5,412	7,005	5,867

Less: Reclassification adjustment for gains
on sales of securities	-	-	(945)	(833)
Tax provision	-	-	369	320
Net realized gains on sales of securities, net of tax	-		(576)	(513)

Less Reclassification adjustment for other-than-temporary impairment	-	-	-	192
Tax benefit	-	-	-	(74)
Net other-than temporary loss	-	-	-	118
Total comprehensive income (loss)	$6,850	$(6,996)	$7,742	$(36,874)

10. LONG-TERM BORROWINGS AND JUNIOR SUBORDINATED DEBT

     The following table summarized Bancorp’s long-term borrowings for the periods shown:

(Dollars in thousands)	September 30, 2010	December 31, 2009
FHLB non-putable advances	$134,199	$220,699
FHLB putable advances	30,000	30,000
Total long-term borrowings	$164,199	$250,699

     Long-term borrowings at September 30, 2010, consisted of notes with fixed maturities and structured advances with the FHLB totaling $164.2 million compared to December 31, 2009, total long-term borrowings of $250.7 million. The decrease in FHLB long-term borrowings was due to the prepayment of $99.1 million of short and long term borrowings in the second quarter of 2010. Of the prepayment amount, $81.5 million represented ten long-term advances. At September 30, 2010, Bancorp’s remaining total long-term borrowings with fixed maturities, or non-putable advances, was $134.2 million, with rates ranging from 2.32% to 5.03%. Bancorp also had three structured, or putable, advances totaling $30.0 million, with original terms of five years at rates ranging from 2.45% to 3.78%. The scheduled maturities on these structured advances occur in February 2013, August 2013 and March 2014, although the FHLB may under certain circumstances require payment of these structured advances prior to maturity. Principal payments due at scheduled maturity of Bancorp’s total long-term borrowings at September 30, 2010, were $50.1 million in 2012, $71.9 million in 2013 and $42.2 million in 2014.

     Bancorp had no outstanding federal funds purchased from correspondent banks, borrowings from the discount window or reverse repurchase agreements at September 30, 2010.

10. LONG-TERM BORROWINGS AND JUNIOR SUBORDINATED DEBT (continued)

     At September 30, 2010, six wholly-owned subsidiary grantor trusts established by Bancorp had an outstanding balance of $51.0 million in trust preferred securities. During 2009, the Company exercised its right to defer regularly scheduled interest payments on outstanding junior subordinated debentures related to its trust preferred securities. At September 30, 2010, the Company had a balance in other liabilities of $1.5 million in accrued and unpaid interest expense related to these junior subordinated debentures, and it may not pay dividends on its capital stock until all accrued but unpaid interest has been paid in full. The Company had recorded and continues to record junior subordinated debenture interest expense in long-term borrowings expense. Under our December 2009 Written Agreement with the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (“DFCS”) and FRB, the Company cannot resume interest payments on our trust preferred securities without prior regulatory approval.

     The following table is a summary of current trust preferred securities issued by the grantor trusts and guaranteed by Bancorp:

(Dollars in thousands)
		Preferred		Rate at		Next possible
Issuance Trust	Issuance date	security amount	Rate type 1	9/30/10	Maturity date	redemption date 2
West Coast Statutory Trust III	September 2003	$7,500	Variable	3.24%	September 2033	Currently redeemable
West Coast Statutory Trust IV	March 2004	6,000	Variable	3.08%	March 2034	Currently redeemable
West Coast Statutory Trust V	April 2006	15,000	Variable	1.72%	June 2036	June 2011
West Coast Statutory Trust VI	December 2006	5,000	Variable	1.97%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	12,500	Variable	1.84%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	5,000	Variable	1.67%	June 2037	June 2012
Total		$51,000	Weighted rate	2.15%

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

(Dollars in thousands)	Three months ended September 30, 2010
	Banking	Other	Intersegment	Consolidated
Interest income	$26,037	$16	$-	$26,053
Interest expense	3,866	312	-	4,178
Net interest income (expense)	22,171	(296)	-	21,875
Provision for credit losses	1,567	-	-	1,567
Noninterest income	7,612	744	(287)	8,069
Noninterest expense	22,403	887	(287)	23,003
Loss before income taxes	5,813	(439)	-	5,374
Provision (benefit) for income taxes	(505)	(171)	-	(676)
Net income (loss)	$6,318	$(268)	$-	$6,050

Depreciation and amortization	$2,201	$9	$-	$2,210
Assets	$2,481,955	$16,782	$(12,358)	$2,486,379
Loans, net	$1,533,698	$-	$-	$1,533,698
Deposits	$1,986,850	$-	$(11,795)	$1,975,055
Equity	$312,783	$(38,076)	$-	$274,707

(Dollars in thousands)	Three months ended September 30, 2009
	Banking	Other	Intersegment	Consolidated
Interest income	$27,705	$20	$-	$27,725
Interest expense	8,262	318	-	8,580
Net interest income (expense)	19,443	(298)	-	19,145
Provision for credit losses	20,300	-	-	20,300
Noninterest income	4,411	837	(277)	4,971
Noninterest expense	22,904	862	(277)	23,489
Loss before income taxes	(19,350)	(323)	-	(19,673)
Benefit for income taxes	(7,139)	(126)	-	(7,265)
Net income (loss)	$(12,211)	$(197)	$-	$(12,408)

Depreciation and amortization	$2,048	$20	$-	$2,068
Assets	$2,649,223	$9,453	$(5,319)	$2,653,357
Loans, net	$1,782,926	$-	$-	$1,782,926
Deposits	$2,160,336	$-	$(4,510)	$2,155,826
Equity	$206,058	$(44,375)	$-	$161,683

11. SEGMENT AND RELATED INFORMATION (continued)

(Dollars in thousands)	Nine months ended September 30, 2010
	Banking	Other	Intersegment	Consolidated
Interest income	$80,016	$51	$-	$80,067
Interest expense	17,787	862	-	18,649
Net interest income (expense)	62,229	(811)	-	61,418
Provision for credit losses	16,959	-	-	16,959
Noninterest income	22,658	2,303	(859)	24,102
Noninterest expense (1)	65,162	2,704	(859)	67,007
Loss before income taxes	2,766	(1,212)	-	1,554
Provision (benefit) for income taxes	714	(473)	-	241
Net income (loss)	$2,052	$(739)	$-	$1,313

Depreciation and amortization	$6,342	$27	$-	$6,369
Assets	$2,481,955	$16,782	$(12,358)	$2,486,379
Loans, net	$1,533,698	$-	$-	$1,533,698
Deposits	$1,986,850	$-	$(11,795)	$1,975,055
Equity	$312,783	$(38,076)	$-	$274,707

(Dollars in thousands)	Nine months ended September 30, 2009
	Banking	Other	Intersegment	Consolidated
Interest income	$85,139	$63	$-	$85,202
Interest expense	24,511	1,202	-	25,713
Net interest income (expense)	60,628	(1,139)	-	59,489
Provision for credit losses	54,824	-	-	54,824
Noninterest income	13,898	2,213	(834)	15,277
Noninterest expense (1)	82,339	2,602	(834)	84,107
Income (loss) before income taxes	(62,637)	(1,528)	-	(64,165)
Benefit for income taxes	(21,223)	(596)	-	(21,819)
Net income (loss)	$(41,414)	$(932)	$-	$(42,346)

Depreciation and amortization	$4,627	$28	$-	$4,655
Assets	$2,649,223	$9,453	$(5,319)	$2,653,357
Loans, net	$1,782,926	$-	$-	$1,782,926
Deposits	$2,160,336	$-	$(4,510)	$2,155,826
Equity	$206,058	$(44,375)	$-	$161,683

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

     Trading securities – Trading securities held at September 30, 2010, are related solely to bonds, equity securities and mutual funds held in a Rabbi Trust for benefit of the Company’s deferred compensation plans. Fair values for trading securities are based on quoted market prices.

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

     Other real estate owned - Management obtains third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Management periodically reviews OREO and obtains periodic appraisals to determine whether the property continues to be carried at the lower of its recorded book value or fair value less estimated selling costs.

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

     Junior subordinated debentures - The fair value of the variable rate junior subordinated debentures and trust preferred securities approximates the pricing of a preferred security at current market prices.

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

12. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     The following tables present fair value measurements for assets that are measured at fair value on a recurring basis subsequent to initial recognition for the periods shown:

		Fair value measurements at September 30, 2010, using
		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	September 30, 2010	(Level 1)	(Level 2)	(Level 3)
Trading securities	$753	$753	$-	$-
Available for sale securities:
U.S. Treasury securities	14,551	14,551	-	-
U.S. Government agency securities	221,450	-	221,450	-
Corporate securities	9,014	-	-	9,014
Mortgage-backed securities	324,563	-	324,563	-
Obligations of state and political subdivisions	58,206	-	57,231	975
Equity investments and other securities	12,290	-	12,290	-
Total recurring assets measured at fair value	$640,827	$15,304	$615,534	$9,989

		Fair value measurements at December 31, 2009, using
		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Trading securities	$731	$731	$-	$-
Available for sale securities:
U.S. Treasury securities	25,007	25,007	-	-
U.S. Government agency securities	103,988	-	103,988	-
Corporate securities	9,753	-	-	9,753
Mortgage-backed securities	344,294	-	344,294	-
Obligations of state and political subdivisions	70,018	-	69,045	973
Equity investments and other securities	9,217	1	9,216	-
Total recurring assets measured at fair value	$563,008	$25,739	$526,543	$10,726

     The Company did not have any transfers between level 1, level 2, or level 3 instruments during the period. In addition, the Company had no material changes in valuation techniques for recurring and nonrecurring assets measured at fair value from the quarter ended September 30, 2010.

12. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     The following table represents a reconciliation of level 3 instruments for assets that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2010, and September 30, 2009:

	Three months ended September 30, 2010
			Reclassification of
		Gains (losses)	gains (losses) from
		included in other	adjustment for	Purchases,
	Balance July 1,	comprehensive	impairment of	Issuances, and	Balance September 30,
(Dollars in thousands)	2010	income	securities	Settlements	2010
Corporate securities	$9,674	$(660)		$-	$9,014
Obligations of state and political subdivisions	1,002	(27)	-	-	975
Fair value	$10,676	$(687)	$-	$-	$9,989

	Nine months ended September 30, 2010
			Reclassification of
		Gains (losses)	gains (losses) from
		included in other	adjustment for	Purchases,
	Balance January 1,	comprehensive	impairment of	Issuances, and	Balance September 30,
(Dollars in thousands)	2010	income	securities	Settlements	2010
Corporate securities	$9,753	$(739)		$-	$9,014
Obligations of state and political subdivisions	973	2	-	-	975
Fair value	$10,726	$(737)	$-	$-	$9,989

	Three months ended September, 2009
			Reclassification of
		Gains included in	gains (losses) from
		other	adjustment for	Purchases,
	Balance July 1,	comprehensive	impairment of	Issuances, and	Balance September 30,
(Dollars in thousands)	2009	income	securities	Settlements	2009
Corporate securities	$9,302	$1,319	$-	$-	$10,621
Obligations of state and political subdivisions	-	-	-	1,004	1,004
Fair value	$9,302	$1,319	$-	$1,004	$11,625

	Nine months ended September 30, 2009
			Reclassification of
		Losses included	gains from
		in other	adjustment for	Purchases,
	Balance January 1,	comprehensive	impairment of	Issuances, and	Balance September 30,
(Dollars in thousands)	2009	income	securities	Settlements	2009
Corporate securities	$9,520	$1,033	$68	$-	$10,621
Obligations of state and political subdivisions	-	-	-	1,004	1,004
Fair value	$9,520	$1,033	$68	$1,004	$11,625

     Certain assets are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and OREO. For the nine months ended September 30, 2010, loans held for sale were subject to the lower of cost or market method of accounting. However, there were no impairments recognized on loans held for sale in third quarter 2010. For the nine months ended September 30, 2010, certain loans included in Bancorp’s loan portfolio were deemed impaired. In addition, during the third quarter, certain properties were written down by a total of $1.5 million to reflect additional decreases in estimated fair market value subsequent to the time such properties were placed into OREO. The fair values for OREO in the table below reflect only the fair value of the properties and do not consider estimated costs to sell.

12. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     There were no nonrecurring level 1 or 2 fair value measurements for the three or nine months ended September 30, 2010, or the full year 2009. The following tables represent the level 3 fair value measurements for nonrecurring assets for the periods presented:

	Three months ended September 30, 2010
(Dollars in thousands)	Impairment	Fair Value (1)
Loans measured for impairment	$3,679	$10,034
OREO	1,511	10,666
Total nonrecurring assets measured at fair value	$5,190	$20,700

	Nine months ended September 30, 2010
(Dollars in thousands)	Impairment	Fair Value (1)
Loans measured for impairment	$15,340	$62,898
OREO	5,127	55,016
Total nonrecurring assets measured at fair value	$20,467	$117,914

	Twelve months ended December 31, 2009
(Dollars in thousands)	Impairment	Fair Value (1)
Loans measured for impairment	$82,345	$212,311
OREO	18,562	162,153
Goodwill	13,059	-
Total nonrecurring assets measured at fair value	$113,966	$374,464

(1) Fair value excludes cost to sell collateral.

12. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     The estimated fair values of financial instruments at September 30, 2010, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$174,965	$174,965
Trading securities	753	753
Investment securities	640,074	640,074
Federal Home Loan Bank stock	12,148	12,148
Net loans (net of allowance for loan losses
and including loans held for sale)	1,535,553	1,460,154
Bank owned life insurance	25,055	25,055

FINANCIAL LIABILITIES:
Deposits	$1,975,055	$1,977,962
Long-term borrowings	164,199	172,839

Junior subordinated debentures-variable	51,000	26,449

The estimated fair values of financial instruments at December 31, 2009, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$303,097	$303,097
Trading securities	731	731
Investment securities	567,277	567,277
Federal Home Loan Bank stock	12,148	12,148
Net loans (net of allowance for loan losses
and including loans held for sale)	1,687,528	1,575,033
Bank owned life insurance	24,417	24,417

FINANCIAL LIABILITIES:
Deposits	$2,146,884	$2,151,850
Short-term borrowings	12,600	12,600
Long-term borrowings	250,699	256,841

Junior subordinated debentures-variable	51,000	17,850

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

  Changing bank regulatory conditions, policies, or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally or West Coast Bank (the “Bank”) in particular, increased costs for financial institutions, including higher Federal Deposit Insurance Corporation (“FDIC”) deposit insurance premiums, audit and compliance costs, increased regulation, or outright prohibition of certain income producing activities;

  Competitive factors, including competition with community, regional and national financial institutions, that may lead to pricing pressures that reduce yields the Bank earns on loans and increase rates the Bank pays on deposits, the loss of our most valued customers, defection of key employees or groups of employees, or other losses;

  Increasing or decreasing interest rate environments, including the slope and level of the yield curve, that could hinder new loan origination, decrease our borrowers’ ability to repay loans, and lead to decreases in net interest income and margin, lower noninterest income, including lower gains on sales of loans, and changes in the value of the Company’s investment securities; and

  Changes or failures in technology or third party vendor relationships in important revenue production or service areas or increases in required investments in technology that could reduce our revenues, increase our costs, or lead to disruptions in our business.
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

Update on Enforcement Actions

     On July 15, 2010, the Order to Cease and Desist (“Consent Order”) issued to the Bank effective on October 22, 2009 by the Oregon Department of Consumer and Business Services Division, Finance and Corporate Securities (“DFCS”) and the FDIC was terminated. Although the Consent Order has been terminated, the DFCS and FDIC required the Bank enter into a memorandum of understanding.

     Bancorp remains subject to a Written Agreement with the DFCS and the Federal Reserve Bank of San Francisco (“FRB”) which was entered into on December 15, 2009. The requirements of the December 2009 Written Agreement are summarized in our 2009 10-K.

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

Third Quarter 2010 Financial Overview

     The Company’s operating results in third quarter 2010 continued several favorable trends that began last year. During third quarter 2010, we recorded:
  Net income of $6.1 million compared to a net loss of $12.4 million in third quarter 2009;

  A net interest margin of 3.71%, an increase of 57 basis points from 3.14% in third quarter 2009;

  An average rate paid on total deposits of .51%, a decline from 1.14% in third quarter 2009;

  A provision for credit losses of $1.6 million, a reduction of $18.7 million from $20.3 million for the same quarter in 2009;

  Net loan charge-offs of $3.3 million, a decline from $18.8 million in third quarter 2009; and

  OREO valuation adjustments and losses on sale of $1.0 million, as compared to $4.0 million in third quarter 2009.
     Management continued to proactively implement and execute certain strategies that have resulted in significant strengthening of the Company’s balance sheet, including:
  Increasing the Bank’s total and tier 1 risk-based capital ratios to 17.56% and 16.30%, respectively, at September 30, 2010, up from 10.75% and 9.49% at September 30, 2009;

  Improving the Bank’s leverage ratio from 7.64% a year ago, to 12.34% at September 30, 2010;

  Decreasing real estate construction loan balances 61% from $149.9 million at September 30, 2009, to $57.9 million, or less than 4% of total loans, at September 30, 2010; and

  Reducing total nonperforming assets by 50% or $104.2 million over the past twelve months to $104.4 million at quarter end.
Results of Operations

Three and nine months ended September, 2010 and 2009

     Net Income (Loss). Net income for the three and nine months ended September 30, 2010, was $6.1 and $1.3 million, respectively, as compared to net losses of $12.4 and $42.3 for the three and nine months ended September 30, 2009. The earnings per diluted share for the three and nine months ended September 30, 2010, were $0.06 and $0.01, respectively, as compared to the loss per diluted share of $0.79 and $2.71 for the three and nine months ended September 30, 2009. For additional detail regarding calculation of our net earnings per diluted share in the current quarter and year to date, see Note 7 “Earnings (Loss) Per Share” of our interim financial statements included under Item 1 of this report.

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

	Three months ended
(Dollars in thousands)	September 30, 2010			September 30, 2009			June 30, 2010
	Average			Average	Interest		Average
	Outstanding	Interest	Yield/	Outstanding	Earned/	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/ Paid	Rate 1	Balance	Paid	Rate 1	Balance	Earned/ Paid	Rate 1
ASSETS:
Interest earning balances
due from banks	$138,503	$92	0.26%	$187,865	$126	0.27%	$249,007	$161	0.26%
Federal funds sold	4,379	1	0.09%	5,667	1	0.09%	3,605	1	0.11%
Taxable securities 2	583,551	3,625	2.46%	330,173	2,395	2.88%	521,139	3,688	2.84%
Nontaxable securities 3	56,665	823	5.76%	69,805	1,028	5.84%	57,530	845	5.89%
Loans, including fees 4	1,588,974	21,800	5.44%	1,867,283	24,535	5.21%	1,646,068	22,416	5.46%
Total interest earning assets	2,372,072	26,341	4.41%	2,460,793	28,085	4.53%	2,477,349	27,111	4.39%

Allowance for loan losses	(42,917)			(39,336)			(42,895)
Premises and equipment	27,243			31,159			27,807
Other assets	145,992			209,299			178,150
Total assets	$2,502,390			$2,661,915			$2,640,411

LIABILITIES AND
STOCKHOLDERS' EQUITY:
Interest bearing demand	$337,214	$92	0.11%	$311,319	$207	0.26%	$332,850	$119	0.14%
Savings	106,768	51	0.19%	93,611	187	0.79%	104,052	64	0.25%
Money market	667,150	895	0.53%	635,511	2,099	1.31%	657,454	989	0.60%
Time deposits	336,678	1,515	1.78%	610,907	3,723	2.42%	431,669	2,103	1.95%
Total interest bearing deposits	1,447,810	2,553	0.70%	1,651,348	6,216	1.49%	1,526,025	3,275	0.86%

Short-term borrowings 5	-	-	0.00%	109	-	0.00%	17,407	349	8.04%
Long-term borrowings 5 6	215,199	1,625	3.00%	314,190	2,364	2.99%	295,803	4,282	5.81%
Total borrowings	215,199	1,625	3.00%	314,299	2,364	2.98%	313,210	4,631	5.93%
Total interest bearing
liabilities	1,663,009	4,178	1.00%	1,965,647	8,580	1.73%	1,839,235	7,906	1.72%
Demand deposits	550,695			508,758			523,298
Other liabilities	17,164			20,035			17,118
Total liabilities	2,230,868			2,494,440			2,379,651
Stockholders' equity	271,522			167,475			260,760
Total liabilities and
stockholders' equity	$2,502,390			$2,661,915			$2,640,411
Net interest income		$22,163			$19,505			$19,205

Net interest spread			3.41%			2.80%			2.67%

Net interest margin			3.71%			3.14%			3.11%

1 Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.
2 Third and second quarters 2010 do not include Federal Home Loan Bank (FHLB) stock balances. Third quarter 2009 includes FHLB stock balances.
3 Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. The tax equivalent basis adjustment for the three months ended September 30, 2010 and 2009, was $.29 million and $.36 million, respectively, and $.30 million for three months ended June 30, 2010.
4 Includes balances of loans held for sale and nonaccrual loans.
5 Includes portion of $2.3 million prepayment fee in connection with prepaying $99.1 million in FHLB borrowings in the second quarter of 2010.
6 Includes junior subordinated debentures with average balance of $51 million for September 30, 2010, September 30, 2009, and June 30, 2010.

     Third quarter 2010 net interest income of $21.9 million increased $2.7 million from the same quarter in 2009. Net interest income on a tax equivalent basis was $22.2 million in the most recent quarter, up from $19.5 million in the third quarter of 2009. Average interest earning assets decreased $88.7 million, or 3.6%, to $2.37 billion in the third quarter of 2010 from $2.46 billion for the same period in 2009, while average interest bearing liabilities decreased $302.6 million, or 15.4%, to $1.66 billion.

     The third quarter 2010 net interest margin of 3.71% increased 57 basis points from third quarter 2009, predominantly due to a lower rate on interest bearing deposits. The spread between the yield earned on loans and rate paid on interest bearing deposits improved 102 basis points year-over-year in the third quarter notwithstanding a significant shift in average earning assets from higher yielding loan balances to cash equivalents and investment securities balances. Collectively, cash equivalents and investment securities earned 314 basis points less than the loan portfolio during the most recent quarter.

     As of September 30, 2010, the Bank had $667.0 million in floating and adjustable rate loans with interest rate floors. Of these loans, $427.5 million were at their floor rate. These floors have benefited the Company’s loan yield and net interest income and margin over the past year. While dependent on how quickly and by how much market interest rates rise, as well as how the slope of the market yield curve may change, we anticipate our loan yields in loan categories with loans at floors to lag underlying market interest rates in a rising interest rate environment.

     Net interest income for the nine months ended September 30, 2010 was $61.4 million, an increase of $1.9 million from the same period last year. The reductions in the rate on interest bearing deposits of 64 basis points in the first nine months of 2010 compared to the same period in 2009 more than offset the negative impact from the shift in earning assets from loans to investment securities and the $2.3 million FHLB prepayment fee in the second quarter 2010.

     At September 30, 2010, we remain slightly asset sensitive over the next twelve month measurement period, meaning that earning assets mature or reprice more quickly than interest bearing liabilities over this period. Whether we will be able to continue recent positive trends in our net interest margin will depend on our ability to generate new loans utilizing excess liquidity at the FRB, to further reduce nonperforming assets, and to control our costs of funds, all of which will depend on economic conditions and interest rate trends. For more information see the discussion under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2009 10-K.

     Provision for Credit Losses. Bancorp recorded provision for credit losses for the third quarters of 2010 and 2009 of $1.6 million and $20.3 million, respectively. The Company continued to experience a reduction in loan net charge-offs, particularly in the commercial, real estate construction, and real estate mortgage categories. The provision for credit losses was $17.0 million for the nine months ended September 30, 2010 compared to $54.8 million in the same period last year. Whether we will be able to continue the trend of decreasing provision for credit losses will depend primarily on economic conditions and the interest rate environment, as an increase in interest rates could put pressure on the ability of our borrowers to repay loans. For more information, see the discussion under the subheading “Allowance for Credit Losses and Net Loan Charge-offs” below.

     Noninterest Income. Total noninterest income of $8.1 million for the quarter ended September 30, 2010, increased $3.1 million from $5.0 million in the third quarter of 2009. The increase was primarily due to a $3.0 million reduction in OREO valuation adjustments and gains or losses associated with OREO dispositions. Excluding the effects of OREO valuation adjustments and gains or losses on OREO dispositions, the Company’s noninterest income remained relatively flat compared to third quarter 2009. A $.5 million or 20% growth in payment system revenues and $.1 million increase in service charges on deposit accounts offset declines in gains on sales of loans and trust and investment services revenues.

     Noninterest income for the nine months ended September 30, 2010 was $24.1 million compared to $15.3 million for the same period in 2009. The increase in noninterest income was primarily due to a $9.3 million decrease in losses from OREO valuation adjustments and net gains associated with disposing OREO property. The $1.4 million or 20% growth in payment systems revenues in the first three quarters in 2010 compared to the same period in 2009 more than offset a $.9 million decline in gains on sales of loans over the same period. The following table illustrates the components and change in noninterest income for the periods shown:

	Three months ended		Three months ended
(Dollars in thousands)	September 30,		Change		June 30,	Change
	2010	2009	$	%	2010	$	%
Noninterest income
Service charges on deposit accounts	$4,145	$4,038	$107	3%	$4,213	$(68)	-2%
Payment systems related revenue	2,998	2,501	497	20%	2,875	123	4%
Trust and investment services revenues	978	1,140	(162)	-14%	1,167	(189)	-16%
Gains on sales of loans	182	466	(284)	-61%	306	(124)	-41%
Other	728	824	(96)	-12%	785	(57)	-7%
Gain on sales of securities	-	-	-	0%	488	(488)	-100%
Total	9,031	8,969	62	1%	9,834	(803)	-8%

OREO gains (losses) on sale	549	(201)	750	373%	1,048	(499)	-48%
OREO valuation adjustments	(1,511)	(3,797)	2,286	60%	(1,257)	(254)	-20%
Total	(962)	(3,998)	3,036	76%	(209)	(753)	-360%

Total noninterest income	$8,069	$4,971	$3,098	62%	$9,625	$(1,556)	-16%

     Noninterest Expense. Noninterest expense for the three months ended September 30, 2010 was $23.0 million, a decrease of $.5 million compared to $23.5 million for the same period in 2009. A decrease in FDIC insurance premium assessment and lower OREO related expenses were partly offset by higher salaries and employee benefits reflective of increased employee incentives and restricted stock expense. Payment system related expenses grew $.2 million or 16% related to increased transaction activity.

     Noninterest expense for the nine months ended September 30, 2010 was $67.0 million, a decrease of $17.1 million compared to $84.1 million for the same period in 2009. The decrease in noninterest expense for the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to a $13.1 million goodwill impairment charge during the first quarter of 2009. Over the same period FDIC insurance premium expense declined $3.0 million and equipment expense fell $.8 million. These reductions were partly offset by $1.1 million higher personnel expense and a $.5 million increase in expenses associated with our payment systems business. We continue to make efforts to increase operating efficiencies and control expenses without negative effects on our customers. We expect our noninterest expenses will continue to be affected by expenses associated with elevated levels of nonperforming assets.

     The following table illustrates the components and changes in noninterest expense for the periods shown:

	Three months ended				Three months ended
(Dollars in thousands)	September 30,	September 30,	Change		June 30,	Change
	2010	2009	$	%	2010	$	%
Noninterest expense
Salaries and employee benefits	$11,836	$10,753	$(1,083)	-10%	$11,322	$(514)	-5%
Equipment	1,525	1,758	233	13%	1,606	81	5%
Occupancy	2,216	2,247	31	1%	2,249	33	1%
Payment systems related expense	1,214	1,043	(171)	-16%	1,212	(2)	0%
Professional fees	1,147	1,091	(56)	-5%	1,161	14	1%
Postage, printing and office supplies	791	799	8	1%	737	(54)	-7%
Marketing	861	832	(29)	-3%	738	(123)	-17%
Communications	374	402	28	7%	381	7	2%
Other noninterest expense	3,039	4,564	1,525	33%	3,503	464	13%
Total	$23,003	$23,489	$486	2%	$22,909	$(94)	0%

     Changing business conditions, increased costs in connection with retention of, or a failure to retain key employees, lower loan production volumes causing deferred loan origination costs to decline, or a failure to manage operating and control environments could adversely affect our ability to limit expense growth in the future.

     Income Taxes. The Company recorded an income tax benefit for the three months ended September 30, 2010, of $.7 million compared to a tax benefit of $7.3 during the third quarter of 2009. For the nine months period ended September 30, 2010, the Company recorded a tax provision of $.2 million compared to a tax benefit of $21.8 million in the first nine months of 2009.

     As of September 30, 2010, the Company maintained a valuation allowance of $22.0 million against its deferred tax asset balance of $27.6 million, for a net deferred tax asset of $5.6 million. This amount represented a $.7 million increase from June 30, 2010. The $.7 million increase in the net deferred tax asset was recognized as an income tax benefit and was the result of a $1.7 million increase in the gross unrealized gain in the Company’s investment portfolio during the third quarter 2010. The Company’s future net deferred tax asset and income tax provision or benefit will continue to be impacted by changes in the gross unrealized gain on the Company’s investment portfolio.

     The following table illustrates the components of the provision (benefit) for income taxes for the periods shown:

	Three months ended		Three months ended
(Dollars in thousands)	September 30,	September 30,		June 30,
	2010	2009	Change	2010	Change
Provision (benefit) for income taxes net of decrease
in deferred tax asset valuation allowance	$-	$(7,265)	$7,265	$-	$-
Provision (benefit) for income taxes from deferred
tax asset valuation allowance:
Unrealized gain on securities	(676)	-	(676)	(1,798)	1,122
Increase in deferred tax assets-tax return adjustments	-	-	-	3,515	(3,515)
Total provision (benefit) for income taxes	$(676)	$(7,265)	$6,589	$1,717	$(2,393)

Balance Sheet Overview

     Balance sheet highlights are as follows:
  Total assets were $2.5 billion as of September 30, 2010, down from $2.7 billion at December 31, 2009;

  Total loans decreased to $1.6 billion, a decline of 9% or $149 million from the balance at December 31, 2009, primarily due to declines of $53 million or 14% in commercial loan balances, $41 million or 42% in real estate construction loan balances, and $34 million or 4% in commercial real estate loan balances;

  The combined balance of total cash and cash equivalents and investment securities was $815 million at September 30, 2010, a reduction of $50 million from year end 2009;

  Total deposits decreased to $2.0 billion at September 30, 2010, a $172 million or 8% decline since year end 2009, primarily due to planned contraction in time deposit balances which contributed to our decline in cost of funds.
     Our balance sheet management efforts are focused on continuing to reduce nonperforming assets, maintaining a strong capital position, retaining sufficient liquidity, and limiting loan concentrations including efforts to:
  Continue to resolve nonaccrual loans, including through potential loan sales, and dispose of OREO properties;

  Shift our earning asset mix towards loan balances by increasing loan production within our concentration parameters to targeted customer segments as opportunities arise;

  Manage the size of our balance sheet and maintain regulatory capital ratios at high levels until we have more certainty regarding economic conditions; and

  Prudently reduce excess liquidity, in part by reducing or eliminating existing higher cost funding categories, including wholesale term deposits.
     We continue to expect further contraction in our real estate construction loan portfolio given continued high unemployment in our markets and decreased demand for new homes and commercial properties, and our efforts to reduce nonaccrual loan balances. We expect to continue a cautious approach to lending in the commercial construction, non-owner occupied term commercial real estate and housing related commercial sectors. Our ability to achieve loan growth will be dependent on many factors, including the effects of competition, economic conditions in our markets, health of the real estate market, retention of key personnel and valued customers, and our ability to close loans in the pipeline.

Cash and Cash Equivalents

     Total cash and cash equivalents declined $128.1 million or 42% since December 31, 2009. This occurred primarily as a consequence of the second quarter 2010 prepayment of $99.1 million in FHLB borrowings originally scheduled to mature between September 2010 and May 2012.

(Dollars in thousands)	Sept. 30,	% of	Dec. 31,	% of	Change		Sept. 30,	% of
	2010	total	2009	total	Amount	%	2009	total
Cash and Cash equivalents:
Cash and due from banks	$57,216	33%	$47,708	16%	$9,508	20%	$46,772	19%
Federal funds sold	4,605	2%	20,559	7%	(15,954)	-78%	3,287	1%
Interest-bearing deposits in other banks	113,144	65%	234,830	77%	(121,686)	-52%	201,583	80%
Total cash and cash equivalents	$174,965	100%	303,097	100%	$(128,132)	-42%	$251,642	100%

Investment Portfolio

     The composition and carrying value of Bancorp’s investment portfolio is as follows:

	September 30, 2010			December 31, 2009			September 30, 2009
			Net			Net			Net
	Amortized		Unrealized	Amortized		Unrealized	Amortized		Unrealized
(Dollars in thousands)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)
U.S. Treasury securities	$14,467	$14,551	$84	$24,907	$25,007	$100	$45,069	$45,197	$128
U.S. Government agency securities	220,351	221,450	1,099	104,168	103,988	(180)	39,267	39,603	336
Corporate securities	14,484	9,014	(5,470)	14,436	9,753	(4,683)	14,422	10,621	(3,801)
Mortgage-backed securities	316,142	324,563	8,421	344,179	344,294	115	230,854	233,206	2,352
Obligations of state and political subdivisions	54,919	58,206	3,287	67,651	70,018	2,367	69,968	73,903	3,935
Equity and other securities	11,449	12,290	841	9,274	9,217	(57)	9,285	9,454	169
Total Investment Portfolio	$631,812	$640,074	$8,262	$564,615	$562,277	$(2,338)	$408,865	$411,984	$3,119

     At September 30, 2010, the estimated fair value of the investment portfolio was $640.1 million, compared to $562.3 million at 2009 year end, an increase of 13.8% or $77.8 million. The net unrealized gain on the investment portfolio was $8.3 million at September 30, 2010, compared to a net unrealized loss of $2.3 million at year end 2009. Primarily higher net unrealized gains in the Company’s mortgage-backed securities segment, due to declining market interest rates, led to an increase in the net unrealized gain in the Company’s investment portfolio.

     The investment portfolio increased $228.1 million since September 30, 2009. Over the past twelve months, the Company invested cash from loan repayments, OREO sales and capital raising activities primarily in mortgage-backed securities and U.S. Government agency securities. The effective duration of the investment securities portfolio was relatively short at 1.7 years at September 30, 2010.

     For additional detail regarding our investment securities portfolio, see Note 3 “Investment Securities” and Note 12 “Fair Value Measurement and Fair Values of Financial Instruments” of our interim financial statements included under Item 1 of this report.

Loan Portfolio

     The composition of the Bank’s loan portfolio is as follows for the periods shown:

(Dollars in thousands)	Sept. 30,	% of total	Dec. 31,	% of total	Change	Sept. 30,	% of total	Change
	2010	loans	2009	loans	Amount	2009	loans	Amount
Commercial loans	$317,037	20.1%	$370,077	21.5%	$(53,040)	$406,807	22.3%	$(89,770)
Commercial real estate construction	17,933	1.1%	29,574	1.8%	(11,641)	43,944	2.4%	(26,011)
Residential real estate construction	39,955	2.5%	69,736	4.0%	(29,781)	105,921	5.8%	(65,966)
Total real estate construction loans	57,888	3.6%	99,310	5.8%	(41,422)	149,865	8.2%	(91,977)
Mortgage	71,446	4.5%	74,977	4.3%	(3,531)	78,144	4.3%	(6,698)
Nonstandard mortgage	13,294	0.8%	20,108	1.2%	(6,814)	21,952	1.2%	(8,658)
Home equity line of credit	272,132	17.4%	279,583	16.1%	(7,451)	282,552	15.5%	(10,420)
Total real estate mortgage loans	356,872	22.7%	374,668	21.6%	(17,796)	382,648	21.0%	(25,776)
Commercial real estate loans	827,668	52.6%	862,193	50.0%	(34,525)	863,658	47.4%	(35,990)
Installment and other consumer loans	15,986	1.0%	18,594	1.1%	(2,608)	19,023	1.1%	(3,037)
Total loans	$1,575,451	100.0%	$1,724,842	100%	$(149,391)	$1,822,001	100.0%	$(246,550)

     The Bank’s total loan portfolio was $1.60 billion at September 30, 2010, representing declines of $149.4 million or 9% since year end 2009 and $246.6 million or 14% since September 30, 2009. These declines reflect loan payoff and resolution in excess of new credits due to the continued soft loan demand as well as the Company’s strategy to reduce risk exposure in selective loan segments over the past year. As a result, the real estate construction loan portfolio contracted $92.0 million or 61% since September 30, 2009, and measured just 4% of total loans at most recent quarter end compared to 8% a year ago. The Company also exited a number of higher risk rated loans over the past year which contributed to the $89.8 million or 22% contraction in the commercial loan category from September 30, 2009. Additionally, commercial credit line commitment utilization at most recent quarter end remained low compared to the historical levels although the Company began to see early signs of improvement with the new loan pipeline at the highest point since third quarter 2008.

     Interest and fees earned on our loan portfolio are our primary source of revenue, and it will be very important that we improve loan originations and increase loan balances in order to increase overall revenues.

     At September 30, 2010, the Bank had outstanding loans of $4.8 million to persons serving as directors, executive officers, principal stockholders and their related interests. These loans, when made, were made in the ordinary course of business on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to customers not related to the Bank. At September 30, 2010, and December 31, 2009, Bancorp had no bankers’ acceptances.

Below is a discussion of our loan portfolio by category.

     Commercial. At September 30, 2010, the outstanding balance of commercial loans and lines was $317.0 million or approximately 20% of the Company’s total loan portfolio. The total commercial lines and loans balance decreased by $53.0 million or 14% from $370.1 million at year end 2009.

     At September 30, 2010, commercial lines of credit accounted for $193.0 million or 61% of total outstanding commercial loans and lines, while commercial term loans accounted for $124.0 million or 39% of the total. Over the past 12 months, commercial line utilization declined from 46% to 42% or towards the low end of our customer’s utilization range over the past few years.

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

     Real Estate Construction. At September 30, 2010, the balance of real estate construction loans was $57.9 million, down $41.4 million, or 42%, from $99.3 million at December 31, 2009. Total real estate construction loans represented less than 4% of the total loan portfolio at the end of the third quarter, down from 6% at December 31, 2009 and 8% a year ago. Additionally, at the end of the third quarter 2010, the Bank was within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines which set forth a 100% limit for real estate construction lending relative to the sum of Tier 1 capital and allowance for credit losses. At September 30, 2010, our actual calculated concentration for certain real estate construction lending relative to the sum of Tier 1 capital and allowance for credit losses was 26%.

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

	West Coast Bancorp
	Construction and land loans
(Dollars in thousands)	September 30, 2010		December 31, 2009		September 30, 2009
		Percent of				Percent of
		loan				loan
	Amount	segment2	Amount	Percent2	Amount	segment2
Components of residential construction and land loans
Land loans1	$10,849	18%	$14,909	18%	$14,783	12%
Site development	14,090	26%	22,590	26%	45,566	38%
Vertical construction	25,877	56%	47,193	56%	60,391	50%
Total residential construction and land loans	$50,816	100%	$84,692	100%	$120,740	100%

Components of commercial construction and land loans:
Land loans1	$19,096	52%	$20,487	41%	$20,862	32%
Site development	366	1%	607	1%	607	1%
Vertical construction	17,582	47%	29,008	58%	43,384	67%
Total commercial construction and land loans	$37,044	100%	$50,102	100%	$64,853	100%

Components of total construction and land loans
Land loans1	$29,945	34%	$35,396	26%	$35,645	19%
Site development	14,456	16%	23,197	17%	46,173	25%
Vertical construction	43,459	49%	76,201	57%	103,775	56%
Total construction and land loans	$87,860	100%	$134,794	100%	$185,593	100%

1 Land loans represent balances that are carried in the Company's residential real estate mortgage and commercial real estate loan portfolios.
2 Calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.

     Of the total combined construction and land loan portfolio of $87.9 million, $43.5 million or 49% was for vertical construction purposes, with the land component at 34% and site development at 16%. At September 30, 2010, land loans totaled $29.9 million or approximately 2% of the Company’s total loan portfolio.

     Real Estate Mortgage. The following table presents the components of our real estate mortgage loan portfolio:

					Change from
	September 30, 2010		December 31, 2009		December 31, 2009		September 30, 2009
		Percent of		Percent of				Percent of
		loan		loan				loan
(Dollars in thousands)	Amount	category	Amount	category	Amount	Percent	Amount	category
Mortgage	$71,446	20%	$74,977	20%	$(3,531)	-5%	$78,144	22%
Nonstandard mortgage product	13,294	4%	20,108	5%	(6,814)	-34%	21,952	6%
Home equity loans and lines of credit	272,132	76%	279,583	75%	(7,451)	-3%	282,552	79%
Total real estate mortgage	$356,872	100%	$374,668	100%	$(17,796)	-5%	$382,648	107%

     At September 30, 2010, real estate mortgage loan balances were $356.9 million or approximately 23% of the Company’s total loan portfolio. This loan category included $13.3 million in nonstandard mortgage loans, a decline from $20.1 million at December 31, 2009 and $22.0 million a year ago. At September 30, 2010, mortgage loans measured $71.4 million or 20% of total real estate mortgage loans, $31.2 million of which were standard residential mortgage loans to homeowners. The remaining $39.6 million in mortgage loans were associated with commercial interests utilizing residences as collateral. Such commercial interests included $22.4 million related to businesses, $4.4 million related to condominiums, and $8.5 million related to ownership of residential land.

     Home equity lines and loans represented 76%, or $272.1 million, of the real estate mortgage portfolio at September 30, 2010, relatively unchanged from year end 2009. The overall home equity line utilization measured approximately 61% at September 30, 2010.

     While delinquencies and charge-offs in the mortgage loan portfolios have been modest to date, the extended weakness in the economy coupled with persistent high unemployment in our markets may lead to increased delinquencies and charge-offs going forward.

     The following table shows home equity lines of credit and loans by market areas at the date shown and indicates a geographic distribution of balances representative of our branch presence in these markets:

(Dollars in thousands)	September 30, 2010		December 31, 2009
Region	Amount	Percent of total	Amount	Percent of total
Portland-Beaverton, Oregon / Vancouver, Washington	$129,657	48%	$135,647	49%
Salem, Oregon	62,611	23%	64,241	23%
Oregon non-metropolitan area	27,920	10%	27,333	10%
Olympia, Washington	18,087	7%	18,803	7%
Washington non-metropolitan area	15,170	5%	15,541	5%
Bend, Oregon	5,713	2%	5,665	2%
Other	12,974	5%	12,353	4%
Total home equity loan and line portfolio	$272,132	100%	$279,583	100%

     Commercial Real Estate. The composition of commercial real estate loan portfolio based on collateral type is as follows:

(Dollars in thousands)	September 30, 2010		December 31, 2009		September 30, 2009
		% of loan		% of loan		% of loan
	Amount	category	Amount	category	Amount	category
Office Buildings	$186,084	22.5%	$193,233	22.4%	$188,323	21.8%
Retail Facilities	112,245	13.6%	114,697	13.3%	117,401	13.6%
Commercial/Agricultural	56,566	6.8%	62,366	7.2%	62,255	7.2%
Industrial parks and related	61,598	7.4%	55,955	6.5%	59,596	6.9%
Medical Offices	59,200	7.2%	61,636	7.1%	58,405	6.8%
Multi-Family - 5+ Residential	54,384	6.6%	50,498	5.9%	56,046	6.5%
Manufacturing Plants	45,120	5.4%	55,216	6.4%	52,174	6.0%
Hotels/Motels	42,036	5.1%	37,829	4.4%	37,473	4.3%
Assisted Living	25,857	3.1%	26,600	3.1%	27,082	3.1%
Mini Storage	24,946	3.0%	25,778	3.0%	26,114	3.0%
Land Development and Raw Land	19,198	2.3%	26,594	3.1%	22,233	2.6%
Food Establishments	15,414	1.9%	18,108	2.1%	18,445	2.1%
Other	125,020	15.1%	133,683	15.5%	138,111	16.1%
Total commercial real estate loans	$827,668	100.0%	$862,193	100.0%	$863,658	100.0%

     The commercial real estate portfolio declined $34.5 million or 4% from December 31, 2009 to September 30, 2010. At third quarter end 2010, loans secured by office buildings and retail facilities accounted for 36% of the commercial real estate portfolio, similar to prior periods shown.

     The composition of the commercial real estate loan portfolio by occupancy type is as follows:

	September 30, 2010		December 31, 2009		Change		September 30, 2009
		Mix		Mix		Mix
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Owner occupied	$391,771	47%	$423,031	49%	$(31,260)	-2%	$424,577	49%
Non-owner occupied	435,897	53%	439,162	51%	(3,265)	2%	439,081	51%
Total commercial real estate loans	$827,668	100%	$862,193	100%	$(34,525)		$863,658	100%

     The mix between owner occupied and non-owner occupied commercial real estate has remained fairly stable over the past year. At September 30, 2010, the Bank was within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines which set forth a 300% limit for certain commercial real estate lending relative to the sum of Tier 1 capital and allowance for credit losses, evidencing available capacity to prudently expand lending in this loan category. At September 30, 2010, our actual calculated concentration for certain commercial real estate lending relative to the sum of Tier 1 capital and allowance for credit losses was 141%. The following table shows the commercial real estate portfolio by property location:

(Dollars in thousands)	September 30, 2010
		Number of	Percent of
Region	Amount	loans	total
Portland-Beaverton, Oregon / Vancouver, Washington	$447,656	745	53.8%
Salem, Oregon	144,312	405	17.6%
Oregon non-metropoliton area	60,290	172	7.2%
Seattle-Tacoma-Bellevue, Washington	39,040	42	4.7%
Washington non-metropoliton area	31,139	113	3.8%
Olympia, Washington	25,603	77	3.1%
Bend, Oregon	23,576	25	2.9%
Other	56,052	85	6.9%
Total commercial real estate loans	$827,668	1,664	100.0%

     As shown in the table above, the distribution of our commercial real estate portfolio at September 30, 2010 was fairly consistent with our branch presence in our operating markets. The average size of our commercial real estate loans was slightly below $.5 million at September 30, 2010.

     The following table shows the commercial real estate portfolio by year of stated maturity:

	September 30, 2010
		Number of	Percent of
(Dollars in thousands)	Amount	loans	total
2010	$28,949	34	3.5%
2011	40,253	79	4.9%
2012 and after	758,466	1,551	91.6%
Total commercial real estate loans	$827,668	1,664	100.0%

     At September 30, 2010, the stated loan maturities for the remainder of 2010 and in 2011 totaled $69.2 million or a relatively modest 8% of the $827.7 million total commercial real estate portfolio. Commercial real estate markets continue to be vulnerable to financial and valuation pressures that may impact borrowers’ ability to perform consistent with terms and conditions of the borrower’s loan agreements and limit refinance options. Declining values of commercial real estate or higher market interest rates may adversely affect the ability of borrowers whose loans are maturing to satisfy applicable loan to value ratios required to renew the loans.

Nonperforming Assets and Delinquencies

     Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing interest and OREO. The following table presents information with respect to total nonaccrual loans by category and OREO for the periods shown:

	Sept. 30, 2010		Jun. 30, 2010	Mar. 31, 2010	Dec. 31, 2009	Sept. 30, 2009
		Percent
		of loan
(Dollars in thousands)	Amount	category	Amount	Amount	Amount	Amount
Commercial loans	$13,319	4.2%	$15,317	$24,856	$36,211	49,871
Real estate construction loans:
Commercial real estate construction	3,391	18.9%	3,391	3,939	1,488	2,449
Residential real estate construction	13,316	33.3%	19,465	19,776	22,373	42,277
Total real estate construction loans	16,707	28.9%	22,856	23,715	23,861	44,726
Real estate mortgage loans:
Mortgage	13,040	18.3%	14,535	9,829	11,563	12,498
Nonstandard mortgage product	5,150	38.7%	6,121	9,327	8,752	10,810
Home equity line of credit	1,538	0.6%	2,198	2,248	2,036	1,599
Total real estate mortgage loans	19,728	5.5%	22,854	21,404	22,351	24,907
Commercial real estate loans	18,792	2.3%	17,542	15,322	16,778	12,463
Installment and other consumer loans	-	0.0%	74	172	144	39
Total nonaccrual loans	68,546	4.4%	78,643	85,469	99,345	132,006
90 day past due and accruing interest	-		-	-	-	-
Total nonperforming loans	68,546	4.4%	78,643	85,469	99,345	132,006
Other real estate owned	35,814		37,578	45,238	53,594	76,570
Total nonperforming assets	$104,360		$116,221	$130,707	$152,939	$208,576

Nonperforming loans to total loans	4.35%		4.91%	5.13%	5.76%	7.25%
Nonperforming assets to total assets	4.20%		4.64%	4.91%	5.60%	7.86%

Delinquent loans 30-89 days past due	$5,502		$2,743	$5,566	$8,427	$13,136
Delinquent loans to total loans	0.35%		0.17%	0.33%	0.49%	0.72%

     At September 30, 2010, total nonperforming assets were $104.4 million, or 4.2% of total assets, compared to $152.9 million, or 5.6%, at December 31, 2009, and $208.6 million or 7.9% a year ago. Nonperforming assets have declined for six consecutive quarters and were down 50% or $104.2 million from $208.6 million at September 30, 2009. The balance of total nonperforming assets at quarter end reflected write-downs totaling $56.4 million or 36% from the original principal loan balance compared to write-downs of 29% twelve months ago.

     Over the past year total nonaccrual loans declined $63.5 million or 48% to $68.5 million at September 30, 2010. The reduction was largely due to the Company taking ownership of additional residential site development and construction properties related to loans which previously were on nonaccrual status, nonaccrual loan payoffs, charge-offs, and the disposition of certain large nonaccrual commercial loans. Over the past year, nonaccrual commercial, residential real estate construction and nonstandard mortgage loans declined, and more than offset the increase in commercial real estate and commercial real estate construction categories. At September 30, 2010, the total nonaccrual loan portfolio had been written down 22% from the original principal balance compared to 24% at the end of the third quarter a year ago.

     OREO. The following table presents activity in the total OREO portfolio for the periods shown:

(Dollars in thousands)	Total OREO related activity
	Amount	Number
Full year 2009:
Beginning balance January 1, 2009	$70,110	288
Additions to OREO	74,174	699
Capitalized improvements	4,933	-
Valuation adjustments	(18,562)	-
Disposition of OREO properties	(77,061)	(315)
Ending balance December 31, 2009	$53,594	672

First Quarter 2010
Additions to OREO	$3,847	15
Capitalized improvements	1,156	-
Valuation adjustments	(2,359)	-
Disposition of OREO properties	(11,000)	(91)
Ending balance March 31, 2010	$45,238	596

Second Quarter 2010
Additions to OREO	5,924	20
Capitalized improvements	1,285	-
Valuation adjustments	(1,257)	-
Disposition of OREO properties	(13,612)	(170)
Ending balance June 30, 2010	$37,578	446

Third Quarter 2010
Additions to OREO	4,515	53
Capitalized improvements	604	-
Valuation adjustments	(1,511)	-
Disposition of OREO properties	(5,372)	(51)
Ending balance September 30, 2010	$35,814	448

Year to date 2010:
Beginning balance January 1, 2010	$53,594	672
Additions to OREO	14,286	88
Capitalized improvements	3,045	-
Valuation adjustments	(5,127)	-
Disposition of OREO properties	(29,984)	(312)
Ending balance September 30, 2010	$35,814	448

     The Company remained focused on OREO property disposition activities. During the third quarter and year to date 2010 the Company disposed of $5.4 million and $30.0 million, respectively, in OREO property. At September 30, 2010, the OREO portfolio consisted of 448 properties valued at $35.8 million. The quarter end OREO balance reflected write-downs totaling 53% from the original loan principal compared to 38% twelve months ago. As shown below, the largest segments of the OREO balance at September 30, 2010 were homes followed by residential site development projects. The site development projects remaining in OREO as of quarter end are primarily located in Vancouver and Washougal, Washington and Salem, Oregon. For more information regarding the Company’s OREO, see the discussion under the subheading “OREO” and “Critical Accounting Policies” included in Item 7 of the Company’s 2009 10-K.

     The following table presents segments of the OREO portfolio for the periods shown:

(Dollars in thousands)	September 30,	# of	June 30,	# of	March 31,	# of
	2010	properties	2010	properties	2010	properties
Homes	$15,341	66	$17,254	75	$21,040	91
Residential site developments	8,096	281	7,296	265	13,488	400
Lots	4,062	61	4,750	67	5,114	71
Land	3,525	10	3,474	10	2,682	7
Income producing properties	3,212	7	2,996	6	1,094	4
Condominiums	881	12	1,111	12	1,111	12
Multifamily	697	11	697	11	709	11
Total	$35,814	448	$37,578	446	$45,238	596

     Expenses from the acquisition, maintenance and disposition of OREO properties are included in other noninterest expense in the statements of income (loss.) Our operating results will be impacted by our ability to dispose of OREO properties at prices that are in line with current valuation expectations. Continued decline in market values in our area would lead to additional valuation adjustments or losses upon final disposal, which would have an adverse effect on our results of operations.

     Delinquencies. Bancorp also monitors delinquencies, defined as loan balances 30-89 days past due, not on nonaccrual status, as an indicator of future nonperforming assets. Total delinquencies were $5.5 million or .35% of total loans at September 30, 2010, down from $8.4 million or .49% at December 31, 2009, and a reduction from $13.1 million or .72% at September 30, 2009.

     The following table summarizes total delinquent loan balances by type of loan as of the dates shown:

(Dollars in thousands)	September 30, 2010		December 31, 2009		September 30, 2009
		Percent of		Percent of		Percent of
	Amount	loan category	Amount	loan category	Amount	loan category
Loans 30-89 days past due, not on nonaccrual status
Commercial	$1,130	0.36%	$1,151	0.31%	$637	0.16%
Commercial real estate construction	-	0.00%	606	2.05%	5,438	0.00%
Residential real estate construction	-	0.00%	-	0.00%	3,068	12.37%
Total real estate construction	-	0.00%	606	0.61%	8,506	5.68%
Real estate mortgage:
Mortgage	586	0.82%	1,891	2.52%	921	1.18%
Nonstandard mortgage product	565	4.25%	-	0.00%	1,341	6.11%
Home equity lines of credit	373	0.14%	758	0.27%	472	0.17%
Total real estate mortgage	1,524	0.43%	2,649	0.71%	2,734	0.75%
Commercial real estate	2,807	0.34%	3,962	0.46%	1,242	0.14%
Installment and consumer	41	0.25%	59	0.32%	17	0.09%
Total loans 30-89 days past due, not in nonaccrual status	$5,502		$8,427		$13,136

Delinquent loans past due 30-89 days to total loans	0.35%		0.49%		0.72%

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

     The following table is a summary of activity in the allowance for credit losses for the periods presented:

	Sep. 30,	June 30,	Mar. 31,	Dec. 31,	Sep. 30,
(Dollars in thousands)	2010	2010	2010	2009	2009
Loans outstanding at end of period	$1,575,451	$1,602,032	$1,666,933	$1,724,842	$1,822,001
Average loans outstanding during the period	1,586,849	1,645,189	1,702,763	1,791,572	1,865,051

Allowance for credit losses, beginning of period	44,347	41,299	39,418	40,036	38,569
Total provision for credit losses	1,567	7,758	7,634	35,233	20,300
Loan charge-offs:
Commercial	(713)	(2,003)	(1,245)	(13,542)	(5,869)
Commercial real estate construction	-	(248)	(487)	-	(325)
Residential real estate construction	(906)	(513)	(875)	(10,628)	(8,563)
Total real estate construction	(906)	(761)	(1,362)	(10,628)	(8,888)
Mortgage	(450)	(515)	(932)	(4,742)	(3,018)
Nonstandard mortgage	(7)	(643)	(1,497)	(692)	(726)
Home equity	(572)	(631)	(931)	(1,380)	(204)
Total real estate mortgage	(1,029)	(1,789)	(3,360)	(6,814)	(3,948)
Commercial real estate	(343)	(288)	(103)	(4,737)	(67)
Installment and consumer	(288)	(179)	(170)	(294)	(146)
Overdraft	(399)	(216)	(186)	(289)	(287)
Total loan charge-offs	(3,678)	(5,236)	(6,426)	(36,304)	(19,205)
Recoveries:
Commercial	189	319	406	271	125
Commercial real estate construction	-	-	-	-	-
Residential real estate construction	93	81	141	90	27
Total real estate construction	93	81	141	90	27
Mortgage	1	37	23	8	-
Nonstandard mortgage	2	2	-	-	1
Home equity	4	4	17	34	1
Total real estate mortgage	7	43	40	42	2
Commercial real estate	4	13	8	4	147
Installment and consumer	16	33	33	9	18
Overdraft	73	37	45	37	53
Total recoveries	382	526	673	453	372
Net loan charge-offs	(3,296)	(4,710)	(5,753)	(35,851)	(18,833)
Allowance for credit losses, end of period	$42,618	$44,347	$41,299	$39,418	$40,036

Components of allowance for credit losses
Allowance for loan losses	$41,753	$43,329	$40,446	$38,490	$39,075
Reserve for unfunded commitments	865	1,018	853	928	961
Total allowance for credit losses	$42,618	$44,347	$41,299	$39,418	$40,036

Net loan charge-offs to average loans annualized	0.82%	1.15%	1.37%	7.94%	4.01%

Allowance for loan losses to total loans	2.65%	2.70%	2.43%	2.23%	2.14%
Allowance for credit losses to total loans	2.71%	2.77%	2.48%	2.29%	2.20%

Allowance for loan losses to nonperforming loans	61%	55%	47%	39%	30%
Allowance for credit losses to nonperforming loans	62%	56%	48%	40%	30%

     At September 30, 2010, the Company’s allowance for credit losses was $42.6 million, consisting of a $34.7 million formula allowance, no specific allowance, a $7.0 million unallocated allowance and a $.9 million reserve for unfunded commitments. At December 31, 2009, our allowance for credit losses was $39.4 million, consisting of a $33.4 million formula allowance, no specific allowance, a $5.0 million unallocated allowance and a $1.0 million reserve for unfunded commitments. At September 30, 2010, the allowance for credit losses was 2.71% of total loans, an increase from 2.29% at December 31, 2009.

     Overall, we believe that the allowance for credit losses is adequate to absorb losses in the loan portfolio at September 30, 2010, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. Please see Item 1A “Risk Factors” in our 2009 10-K.

     Net Loan Charge-offs. For the quarter ended September 30, 2010, total net loan charge-offs were $3.3 million compared to $18.8 million in the same quarter ended in 2009. The year over year third quarter reduction in net charge-offs was concentrated in the commercial, residential real estate construction and mortgage loan categories. Third quarter 2010 annualized net loan charge-offs to total average loans outstanding was .82%, a significant reduction from 4.0% in the third quarter 2009.

Deposits and Borrowings

     The following table summarizes the quarterly average dollar amount in, and the average interest rate paid on, each of the deposit and borrowing categories for the third quarters of 2010 and 2009 and second quarter 2010:

	Third Quarter 2010			Second Quarter 2010			Third Quarter 2009
	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate
(Dollars in thousands)	Balance	of total	Paid	Balance	of total	Paid	Balance	of total	Paid
Non-interest bearing demand	$550,695	27.6%	-	$523,298	25.5%	-	$508,758	23.6%	-
Interest bearing demand	337,214	16.9%	0.11%	332,850	16.2%	0.14%	311,319	14.4%	0.26%
Savings	106,768	5.3%	0.19%	104,052	5.1%	0.25%	93,611	4.3%	0.79%
Money market	667,150	33.4%	0.53%	657,454	32.1%	0.60%	635,511	29.4%	1.38%
Time deposits	336,678	16.8%	1.78%	431,669	21.1%	1.95%	610,907	28.3%	2.42%
Total deposits	1,998,505	100.0%	0.51%	2,049,323	100.0%	0.64%	2,160,106	100.0%	1.14%

Short-term borrowings 1	-		0.00%	17,407		8.04%	109		0.00%
Long-term borrowings 1, 2	215,199		3.00%	295,803		5.81%	314,190		2.98%
Total borrowings	215,199		3.00%	313,210		5.93%	314,299		2.98%

Total deposits and borrowings	$2,213,704		1.00%	$2,362,533		1.72%	$2,474,405		1.73%

1 Includes $2.3 million prepayment fee in connection with prepaying $99.1 million in FHLB borrowings in the second quarter 2010.
2 Long-term borrowings include junior subordinated debentures.

     Third quarter 2010 average total deposits of $2.0 billion declined 7% or $161.6 million from the same quarter in 2009. With excess balance sheet liquidity, we elected to reduce higher cost time deposit balances, which declined $274 million or 45% from average time deposit balances in the third quarter last year. Time deposits represented just 17% of the Company’s average total deposits in the most recent quarter. The combination of the Company’s favorable deposit mix and recent deposit pricing strategies helped reduce the average rate paid on total deposits to .51% in third quarter 2010, representing a decline of 63 basis points from 1.14% in same quarter 2009. Whether we will continue to be successful maintaining or growing our low cost deposit base will depend on various factors, including deposit pricing strategies, the effects of competition, client behavior, regulatory changes and requirements, and changes to deposit insurance under the Dodd – Frank Wall Street Reform and Consumer Protection Act.

     At September 30, 2010, total brokered deposits was $31.4 million or 2% of period end deposits, of which $1.5 million were deposits obtained through the Bank's participation in the Certificate of Deposit Account Registry Service ("CDARS") network, compared to $72.4 million in total brokered deposits at December 31, 2009 and $85.6 million at September 30, 2009. Brokered deposits are currently not being replaced as they mature.

     The average balance of long-term borrowings decreased by $99.1 million to $215.2 million in the quarter ended September 30, 2010, from the same period last year due to the prepayment of $99.1 million in FHLB borrowings in the second quarter 2010.

     At September 30, 2010, the balance of junior subordinated debentures issued in connection with our prior issuances of trust preferred securities was $51.0 million, unchanged from December 31, 2009. At September 30, 2010, the Company had a balance in other liabilities of $1.5 million in accrued and unpaid interest expense on these junior subordinated debentures, and it may not pay dividends on its capital stock until all such accrued but unpaid interest has been paid in full. Under the December 2009 Written Agreement with the DFCS and FRB, we cannot resume interest payments on our trust preferred securities without prior regulatory approval. For additional detail regarding Bancorp’s outstanding debentures, see Note 10 in the financial statements included under Item 1 of this report.

Capital Resources

     The Board of Governors of the Federal Reserve System (“Federal Reserve”) and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. For more information on these topics, see the discussions under the subheadings “Capital Adequacy Requirements” in the section “Supervision and Regulation” included in Item 1 of the Company’s 2009 10-K. The following table summarizes the capital measures of Bancorp and the Bank at September 30, 2010:

							Bank-level
	West Coast Bancorp			West Coast Bank			Guideline requirements
(Dollars in thousands)	September 30,		December 31,	September 30,		December 31,	Adequately	Well
	2010	2009	2009	2010	2009	2009	Capitalized	Capitalized
Tier 1 risk-based capital ratio	16.96%	9.79%	7.17%	16.30%	9.49%	14.11%	4.00%	6.00%
Total risk-based capital ratio	18.23%	11.05%	9.13%	17.56%	10.75%	15.37%	8.00%	10.00%
Leverage ratio	12.84%	7.88%	5.37%	12.34%	7.64%	10.57%	4.00%	5.00%

Total stockholders' equity	$274,707	$161,683	$249,058	$312,783	$206,058	$288,477

     Bancorp’s total risk-based capital ratio improved to 18.23% at September 30, 2010, up from 9.13% at December 31, 2009 and 11.05% at September 30, 2009, while Bancorp's Tier 1 risk-based capital ratio increased to 16.96% at current quarter end, from 7.17% at year end 2009 and 9.79% at September 30, 2009. Bancorp’s capital ratios improved dramatically over year end 2009 principally as a result of the mandatory conversion of Series A preferred stock issued in the Company's October 2009 private capital raise into 71.4 million common shares following receipt of shareholder approvals relating to the transactions. The $9.4 million in net proceeds from the rights offering completed during first quarter 2010, $7.0 million in net proceeds from issuance under our discretionary equity issuance program that was terminated August 6, 2010, and a reduction in the Company’s risk weighted assets over the past 12 months also contributed to improved capital ratios at Bancorp.

     The total risk-based capital ratio at the Bank improved to 17.56% at September 30, 2010, from 15.37% at year end 2009, and 10.75% at September 30, 2009, while the Bank’s Tier 1 risk-based capital ratio increased to 16.30% from 14.11% and 9.49% at those same dates. The leverage ratio at the Bank improved to 12.34% at September 30, 2010, from 7.64% at September 30, 2009. Improved capital ratios at the Bank were also attributable to the private capital raise in 2009, the rights offering and discretionary equity issuance program in 2010, as well as a decline in the balance of risk weighted assets over the past year. Timing differences are due to the fact that amounts raised in the October 2009 private placement did not qualify as capital at the holding company level until shareholder approval was obtained in January 2010. For more information regarding Bancorp’s discretionary equity issuance program, see the discussion under the subheading “Discretionary Equity issuance Program” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section included in Item 2 of this report.

     The total risk based capital ratios of Bancorp include $51 million of junior subordinated debentures which qualified as Tier 1 capital at September 30, 2010, under guidance issued by the Federal Reserve. As provided in the Dodd – Frank Wall Street Reform and Consumer Protection Act, which was signed into law on July 21, 2010, Bancorp expects to continue to rely on these junior subordinated debentures as part of its regulatory capital. However, it does not expect to issue additional junior subordinated debentures as any future issued junior subordinated debentures would not qualify as Tier 1 total capital under the same Act.

     Bancorp’s stockholders’ equity was $275 million at September 30, 2010, up from $249 million at year end 2009 and $162 million at September 30, 2009.

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

     Deposits are our primary source of funds. Over the past 12 months our loan to deposit ratio declined from 85% at September 30, 2009 to 80% at September 30, 2010. This was mainly as a result of loans declining $247 million over the same period. Lower loan balances combined with a significantly bolstered equity position caused the collective balance of interest bearing deposits in other bank and investment securities portfolio to grow $141 million to $758 million at September 30, 2010 and represent 32% of total earning assets. In light of the substantial liquidity position, a portion of which carried a higher cost of funds than amounts being earned and therefore has an adverse impact on net interest income and operating results, we reduced brokered, internet, and other term deposits as well as FHLB borrowings during the first nine months of 2010.

     At September 30, 2010, the Bank had outstanding borrowings of $164 million, against its $685 million in established borrowing capacity with the FHLB, as compared to $263 million outstanding against its $478 million in established borrowing capacity at December 31, 2009. The Bank’s borrowing facility is subject to collateral and stock ownership requirements. The Bank also had a Federal Funds line of credit agreement with a correspondent financial institution of $5 million at September 30, 2010, of which none was outstanding at September 30, 2010, and December 31, 2009. The use of such Federal Funds lines is subject to certain conditions. The Bank had an available discount window primary credit line with the FRB of approximately $37 million at September 30, 2010, with no balance outstanding at either September 30, 2010, or December 31, 2009. As with the other lines, the FRB line is subject to collateral requirements, must be repaid within 90 days, and each advance is subject to prior FRB consent.

     Under Bancorp’s December 2009 Written Agreement with the DFCS and the FRB, it may not access dividends from the Bank without the consent of these agencies.

Off-Balance Sheet Arrangements

     At September 30, 2010, the Bank had commitments to extend credit of $592 million, which was up 5% compared to $564 million at December 31, 2009. For additional information regarding off balance sheet arrangements and future financial commitments, see Note 8 “Commitments And Contingent Liabilities” in the financial statements included under Item 1 of this report.

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

     In response to the economic climate, the President signed on July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010. Few provisions of the Act are effective immediately with various provisions becoming effective in stages. Many of the provisions require governmental agencies to implement rules over the next 18 months. These rules will increase regulation of the financial services industry and impose restrictions on the ability of firms within the industry to conduct business consistent with historical practices. These rules will, as examples, impact the ability of financial institutions to charge certain banking and other fees, allow interest to be paid on demand deposits, impose new restrictions on lending practices and require depository institution holding companies to maintain capital levels at levels not less than the levels required for insured depository institutions. We cannot predict the substance or impact of pending or future legislation or regulation. Compliance with such legislation or regulation may, among other effects, significantly increase our costs, limit our product offerings and operating flexibility, require significant adjustments in our internal business processes, and possibly require us to maintain our regulatory capital at levels above historical practices.

     The Bank derives overdraft fee income from its customer’s’ participation in the Bank’s overdraft service program for ATM and one-time debit card transactions. If customer’s elect not to opt-in to participate in the Bank’s program, overdraft fee income may be negatively affected.

     Recent amendments to Regulation E require the customers to opt-in to participate in the Bank’s overdraft service program. The mandatory compliance date for the Regulation E amendments was July 1, 2010, provided the Bank may continue to assess overdraft service fees or charges on existing customer accounts prior to August 15, 2010 without obtaining the customer’s’ affirmative consent. Although the majority of our customers have elected to opt-in, we are not able to predict future customer behavior. If customers do not elect to participate in our overdraft protection program or elect to later opt-out, an important source of noninterest income may be negatively affected. Overdraft protection programs are under increased scrutiny by the courts and regulatory agencies.

A large percentage of our loan portfolio is secured by real estate, in particular commercial real estate. Continued deterioration in the real estate market or other segments of our loan portfolio would lead to additional losses.

     As of September 30, 2010, approximately 79% of our loan portfolio is secured by real estate, the majority of which is commercial real estate. As a result of increased levels of commercial and consumer delinquencies and declining real estate values, we have experienced high levels of net charge-offs and provision for credit losses. Continued increases in commercial and consumer delinquency levels or continued declines in real estate market values would require increased net charge-offs and increases in the allowance for credit losses, which could have a material adverse effect on our business, financial condition, and results of operations and prospects. In addition, continued deterioration in the credit quality of loans secured by real estate could result in loans that we have restructured becoming delinquent and classified as nonaccrual loans.

We continue to hold and acquire a significant amount of OREO properties, which has led to increased operating expenses and vulnerability to additional declines in real property values.

     We foreclose on and take title to the real estate serving as collateral for many of our loans as part of our business. During 2009 and the first nine months of 2010, we continued to acquire a significant amount of OREO. At September 30, 2010, the Bank had 448 OREO properties with an aggregate book value of $35.8 million. Large OREO balances have led to significantly increased expenses as we have incurred costs to manage and dispose of these properties and, in certain cases, complete construction of structures prior to sale. We expect that our operating results in 2010 will continue to be negatively affected by expenses associated with OREO, including personnel costs, insurance and taxes, completion and repair costs, and valuation adjustments, as well as by the funding costs associated with assets that are tied up in OREO. Any further decrease in market prices of real estate in our market areas may lead to additional OREO write downs, with a corresponding expense in our income statement. We evaluate OREO property values periodically and write down the carrying value of the properties if the results of our evaluations require it.

To reduce our level of nonperforming loans, we may elect to sell loans to third parties, which could result in losses for the Bank.

     We may elect to sell loans or packages of loans to third parties. Such sales may be at prices below the carrying value of the loans, which would require the immediate recognition of additional losses and reduce our capital levels.

The value of the securities in our investment securities portfolio may be negatively affected by continued disruptions in securities markets.

     The market for some of the investment securities held in our portfolio has been volatile over the past two years. Our assessment of the impairment of investment securities considers several uncertain and qualitative factors, including, without limitation, the length of time and extent to which the fair value of a particular security has been less than cost, the financial condition and prospects of the issuer over varying time horizons, expected future cash flows and anticipated timing of such cash flows, and our intent and ability to retain a particular investment long enough to recover value in the future. There can be no assurance that the declines in market value associated with these disruptions in the marketplace will not result in accounting charges that could have a material adverse effect on our net income and capital levels. Our corporate securities portfolio had a $5.5 million net unrealized loss at September 30, 2010. For more information concerning our investment securities and our investment portfolio, please refer to Note 3—“Investment Securities” in the Notes to Consolidated Financial Statements in our Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2010.

     For detailed discussion of other risks that may affect our business, see Item 1A, “Risk Factors” in our 2009 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2010:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased (1)	per Share	(2)	Under the Plans or Programs
7/1/10 - 7/31/10	-	$0.00	-	1,051,821
8/1/10 - 8/31/10	-	$0.00	-	1,051,821
9/1/10 - 9/30/10	-	$0.00	-	1,051,821
Total for quarter	-		-

(1)	Shares repurchased by Bancorp during the quarter include shares acquired from employees in connection with stock option exercises and cancellation of restricted stock to pay withholding taxes totaling 0 shares, 0 shares, and 0 shares, respectively, for the periods indicated. There were no shares repurchased in the periods indicated pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in note 2 below.
(2)	Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, by 1.0 million shares in April 2004, and by 1.0 million shares in September 2007 for a total authorized repurchase amount as of September 30, 2010, of approximately 4.9 million shares.

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

WEST COAST BANCORP (Registrant)

Dated: November 5, 2010	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and Chief Executive Officer

Dated: November 5, 2010	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer