Form 10-K
period 2010-12-31
WEST COAST BANCORP /NEW/OR/
filed 2011-03-10
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

[   ] Large Accelerated Filer   [ X ] Accelerated Filer   [   ] Non-accelerated Filer   [   ] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [   ] No [X]

The aggregate market value of registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2010, was approximately $245,873,000.

The number of shares of registrant’s Common Stock outstanding on January 31, 2011, was 96,426,489.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the West Coast Bancorp Definitive Proxy Statement for the 2011 annual meeting of shareholders of West Coast Bancorp are incorporated by reference into Part III of this Form 10-K.

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
  General economic conditions, whether national or regional, and conditions in real estate markets, that may affect the demand for our loan and other products, lead to further declines in credit quality and additional loan losses, negatively affect the value and salability of the real estate that we own or that is the collateral for many of our loans and hinder our ability to increase lending activities;

  Changing bank regulatory conditions, policies, or programs, whether arising as new legislation or regulatory initiatives or changes in our regulatory classifications, that could lead to restrictions on activities of banks generally or West Coast Bank (the “Bank”) in particular, increased costs, including deposit insurance premiums, price controls on debit card interchange, regulation or prohibition of certain income producing activities, or changes in the secondary market for bank loan and other products;

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

PART I

ITEM 1. BUSINESS

General

     West Coast Bancorp (“Bancorp” or the “Company”) is a bank holding company headquartered in Lake Oswego, Oregon. Bancorp’s principal business activities are conducted through its full-service, commercial bank subsidiary, West Coast Bank (the “Bank”), an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2010, the Bank had facilities in 43 cities and towns in western Oregon and southwestern Washington, operating a total of 61 full-service and four limited-service branches and a Small Business Administration (“SBA”) lending office in Vancouver, Washington. Bancorp also owns West Coast Trust Company, Inc. (“West Coast Trust”), an Oregon trust company that provides agency, fiduciary and other related trust services with offices in Portland and Salem, Oregon.

     Bancorp reports two principal operating segments in the notes to its financial statements: West Coast Bank and West Coast Trust and parent company related operations. For more information regarding Bancorp’s operating segments, see Note 22 “Segment and Related Information” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

     Bancorp experienced rapid balance sheet and loan growth during the period 2002-2007. With the onset of a significant slowdown in economic activity and unprecedented disruptions in the real estate and credit markets, this growth period ended in late 2007 and Bancorp experienced net losses of $6.3 million for 2008 and $91.2 million for 2009. The Bank’s earliest and most significant losses arose out of its two-step residential construction lending program pursuant to which the Bank made residential construction loans to individuals (referred to in this report as the “two-step loan program”). The Bank experienced significant losses in other loan portfolios as well resulting from the economic slowdown. The prolonged recession and severe slump in housing and other real estate markets have hindered the ability of the Bank’s borrowers to repay loans and the value of the property that serves as collateral for many of the Bank’s loans.

     During 2008 and 2009, Bancorp and the Bank took several steps to preserve capital and sustain or improve regulatory capital ratios, including careful management of capital and operating expenses along with a reduction of risk weighted assets. Bancorp also sought new capital through various means and successfully raised significant capital as follows:

     In October 2009, Bancorp completed a private capital raise (referred to in this report as, the “private capital raise”) in which it received net proceeds of $139.2 million in exchange for various securities that ultimately resulted in the issuance of: 71,442,450 shares of Common Stock, 121,328 shares of mandatorily convertible cumulative participating preferred stock, Series B (“Series B Preferred Stock”), and Class C Warrants exercisable for a total of 240,000 shares of Series B Preferred Stock at a price of $100.00 per share (the “Class C Warrants”), to investors in the private capital raise. Shares of Series B Preferred Stock automatically convert into 6,066,400 shares of Common Stock upon transfer of the Series B shares to third parties in a widely dispersed offering. Similarly, shares of Series B Preferred Stock issuable upon exercise of the Class C Warrants will automatically convert into 12,000,000 shares of Common Stock following exercise of the Class C Warrants and transfer of the Series B shares issuable there under to third parties in a widely dispersed offering.

     As a result of the private capital raise, a small group of shareholders own a significant portion of the Company’s stock, which may allow these persons to influence the business through voting of shares and other means and may affect trading and volatility in the Company’s stock. See “Risk Factors” in Item 1A of this report.

     Following the private capital raise, Bancorp conducted a rights offering of up to 5.0 million shares of Common Stock at a subscription price of $2.00 per share during the first quarter 2010. The rights offering was oversubscribed, after taking into account exercise of certain over subscription privileges. The net proceeds of the rights offering were $9.3 million, all of which was contributed to the Bank in first quarter 2010.

     On June 24, 2010, Bancorp commenced a discretionary equity issuance program (the “Program”) through Sandler O’Neill + Partners, L.P., as its sales agent. In connection with the Program, Bancorp sold an aggregate of 2.8 million shares of Common Stock at an average sales price of $2.80 per share. The aggregate gross sales proceeds were $7.9 million from which Bancorp contributed $6.0 million to the Bank in second quarter 2010. The Program was terminated on August 6, 2010.

     Regulatory capital ratios at Bancorp and Bank improved significantly as a result of the Company’s capital raising activities and reductions in its risk weighted assets. As a result of these actions as well as the continued weak economy throughout 2010, which led to loan losses and contributed to limited new loan opportunities, the Bank experienced a significant reduction in the size of its loan portfolio and a dramatic increase in its portfolio of investment securities. This shift in earning asset mix has resulted in significant downward pressure on Bancorp’s net interest income and margin. That said, with its current strong capital and liquidity position, the Company has operating flexibility to pursue its business strategies going forward from a capital perspective.

     As of December 31, 2010, Bancorp had total assets of $2.46 billion, with total net loans of $1.50 billion and total investment securities of $646.1 million. Bancorp’s total deposits at December 31, 2010, were $1.94 billion and stockholders’ equity was $272.6 million. At December 31, 2009, Bancorp had total assets of $2.73 billion, total net loans of $1.69 billion and total investment securities of $562.3 million. Bancorp’s total deposits at December 31, 2009, were $2.15 billion, with stockholders’ equity of $249.1 million. At December 31, 2010, tangible book value per share was $2.60 down from $6.98 at December 31, 2009, as a result of share issuances as part of capital raising activities over the last 15 months.

     Bancorp and Bank are each parties to an agreement with regulators. For more information regarding these regulatory agreements, see the discussion under the subheading “Current Regulatory Actions” in the section “Supervision and Regulation” included in Item 1 of this report.

West Coast Bank

     The Bank traces its origins to a bank organized in 1925 under the name The Bank of Newport. The Bank in its current form resulted from the merger on December 31, 1998, of the Bank of Newport of Newport, Oregon, The Commercial Bank of Salem, Oregon, Bank of Vancouver of Vancouver, Washington and Centennial Bank of Olympia, Washington, into a single entity. This entity was renamed West Coast Bank. The Bank’s headquarters are presently located in Lake Oswego, Oregon.

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

     The primary business strategy of the Bank is to provide comprehensive banking and related financial services within its local communities. The Bank emphasizes the diversity and accessibility of its product lines and services and conducts its business consistent with its client value proposition, which is to provide products typically associated with larger financial organizations, while maintaining the local decision making authority, market knowledge and customer service orientation typically associated with a community bank. The Bank focuses on four targeted areas: 1) high value consumers (including the mature market), 2) small businesses that desire streamlined packaged products, 3) commercial businesses that benefit from customized lending, deposit, cash management, and investment solutions and 4) clients requiring real estate financing for construction of commercial and residential projects as well as permanent financing for income producing properties.

     For consumer banking customers, the Bank offers a variety of checking and savings accounts, check cards, and competitive borrowing products, such as personal lines of credit, credit cards and a variety of first and second lien residential mortgage products and other types of consumer loans. Consumer accounts consist of free checking and three other account types, each specifically designed to meet the needs of a unique market segment. Because of the straightforward and streamlined product design, our personal bankers are able to quickly and easily help our clients identify the best account for their needs. Financing offerings for consumers include residential real estate mortgage loans, home equity lines and loans, personal lines of credit and consumer credit cards. Customers have access to the Bank’s products and services through a variety of convenient channels such as 24 hour 7 days a week automated phone and internet access, a personal customer service center accessed by phone, and ATMs (both shared and proprietary networks), as well as through our branch locations.

     For business banking customers, the Bank offers customized deposit products tailored for specific needs, including a variety of checking accounts, sophisticated internet-based cash management, iDepositSM, a remote deposit service that allows business customers to make deposits electronically, and a full array of investment services, all with online and/or CD-ROM information and customizable reporting. The Bank recently began offering a new business online suite of products called eBiz Access PLUSSM, which offers commercial clients a customized Treasury Management Online Banking system featuring enhanced security features, real time customizable reports, and expanded treasury management services that are all accessed through a customized dashboard. Customized financing packages provide businesses with a comprehensive suite of credit facilities that include general commercial loans (short and intermediate term), revolving lines of credit, real estate loans and lines to support construction, owner occupied and investor financing and SBA loans. The Bank also offers business credit cards (VISA), extensive merchant service options and equipment leasing through vendor alliances and other types of business credit.

     The Bank is committed to community banking and intends to remain community-focused. Bancorp’s strategic vision includes greater commercial banking market penetration, coupled with focused distribution capability in targeted Pacific Northwest markets. The Bank intends to grow its distribution and reach through expansion of its branch network in target markets and through continued product expansion and use of new technology, including a full range of transaction and payment system capabilities.

West Coast Trust

     West Coast Trust provides trust services and life insurance products to individuals, for-profit and not for-profit businesses and institutions. West Coast Trust acts as fiduciary of estates and conservatorships, and as a trustee under various wills, trusts, and pension and profit-sharing plans. The main office of West Coast Trust is located at 1000 SW Broadway, Suite 1100, Portland, Oregon 97205, (503) 279-3911. The market value of assets managed for others at December 31, 2010, was $311.5 million.

West Coast Statutory Trusts III, IV, V, VI, VII and VIII

     West Coast Statutory Trusts III, IV, V, VI, VII and VIII are wholly-owned subsidiary trusts of Bancorp formed to facilitate the issuance of trust preferred securities. The trusts were organized in September 2003, March 2004, April 2006, December 2006, March 2007 and June 2007, respectively, in connection with six offerings of trust preferred securities. In September 2009, the Company elected to defer interest payments related to all of its trust preferred securities. As of December 31, 2010, the Company had accrued $1.8 million in deferred interest payable under the terms of these securities. For more information regarding Bancorp’s issuance of trust preferred securities, see Note 10 “Junior Subordinated Debentures” to the Company’s audited financial consolidated statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report. For more information regarding risks related to our trust preferred securities and junior subordinated debentures, see the discussion under the section “Risk Factors” in Item 1A of this report.

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

Employees

At December 31, 2010, Bancorp and its subsidiaries had approximately 735 employees. None of these employees are represented by labor unions. Management believes that Bancorp’s relationship with its employees is good. Bancorp emphasizes a positive work environment for its employees and our work environment is measured annually utilizing an anonymous employee survey. Results continue to indicate a high level of employee satisfaction. Management continually strives to retain top talent as well as provide career development opportunities to enhance skill levels. A number of benefit programs are available to eligible employees.

Competition

     Commercial banking in the state of Oregon and southwest Washington is highly competitive with respect to providing banking services, including making loans and attracting deposits. The Bank competes with other banks, as well as with savings and loan associations, savings banks, credit unions, mortgage companies, investment banks, insurance companies, securities brokerages and other financial institutions. Banking in Oregon and Washington is dominated by several large banking institutions, including U.S. Bank, Wells Fargo Bank, Bank of America, and Chase Bank, which together account for a majority of the total commercial and savings bank loans and deposits in Oregon and Washington. These competitors have significantly greater financial resources and offer a greater number of branch locations (with statewide branch networks), higher lending limits, and a variety of services not offered by the Bank. Bancorp has attempted to offset some of the advantages of the larger competitors by leveraging technology and third party arrangements to deliver contemporary product solutions and better compete in targeted customer segments. The Bank has positioned itself successfully as a local alternative to banking conglomerates that may be perceived by customers or potential customers to be impersonal, out-of-touch with the community, or simply not interested in providing banking services to some of the Bank’s target customers.

     In addition to larger institutions, numerous “community” banks and credit unions operate in the Bank’s market areas. As a result of very weak real estate markets over the past few years, a number of banks and credit unions have developed a similar focus to the Bank. These institutions have further increased competition, particularly in the Portland metropolitan area, where the Bank has enjoyed significant growth in past years and focused much of its expansion efforts. Additionally, a heightened focus by larger institutions on the Bank’s market segments has led to intensified competition in all aspects of Bancorp’s business.

     The financial services industry has experienced widespread consolidation over the last decade. Bancorp anticipates that consolidation among financial institutions in its market areas will continue and perhaps accelerate as a result of not only financial distress in the industry but also significantly increased regulatory burdens and rules negatively impacting both expenses and revenues.

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

     Subsidiary banks of a bank holding company are subject to certain other restrictions under the Federal Reserve Act and Regulation W covering transactions with affiliates generally and in particular on extensions of credit to the parent holding company or any affiliate, investments in the securities of the parent, and covering the use of such securities as collateral for loans to any borrower. These restrictions may limit Bancorp’s ability to obtain funds from the Bank for its cash needs, including funds for payment of interest on its junior subordinated debentures, cash dividends and operational expenses.

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

     Deposit Insurance. Eligible deposits maintained at the Bank are insured by the FDIC up to $250,000 per account, and from December 31, 2010, through December 31, 2012, a depositor’s funds in a noninterest bearing transaction account or an Interest on Lawyers Trust Account are fully insured. The Bank is required to pay quarterly deposit insurance premiums to the FDIC. Premiums are based on an assessment of how much risk a particular institution presents to the Bank Insurance Fund. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in unsafe or unsound condition, or has violated applicable laws, regulations or orders.

     Community Reinvestment Act and Fair Lending and Reporting Requirements. The Bank is subject to the Community Reinvestment Act of 1977, as amended (“CRA”) and to certain fair lending and reporting requirements that relate primarily to home mortgage lending operations. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The federal banking agencies may take into account compliance with the CRA when regulating and supervising other activities, such as evaluating mergers, acquisitions and applications to open a branch or facility. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank’s most recent CRA rating, based on an examination in February 2008, was satisfactory.

     There are several rules and regulations governing fair lending and reporting practices by financial institutions. A bank may be subject to substantial damages, penalties and corrective measures for any violation of fair lending and reporting, including credit reporting, laws and regulations.

     Consumer Privacy. The Gramm-Leach-Bliley Act of 1999 requires financial institutions to implement policies and procedures regarding the disclosure of nonpublic personal information about consumers to non-affiliated third parties. In general, the statutes require explanations to consumers on policies and procedures regarding the disclosure of such nonpublic personal information, and, except as otherwise required by law, prohibits disclosing such information except as provided in the Bank’s policies and procedures. The Bank has implemented privacy policies addressing these restrictions which are distributed regularly to all existing and new customers of the Bank.

     Consumer Information Security. The Federal Reserve and other bank regulatory agencies have adopted final guidelines for safeguarding confidential, personal customer information. These guidelines require each financial institution, under the supervision and ongoing oversight of its board of directors or an appropriate committee thereof, to create, implement and maintain a comprehensive written information security program designed to ensure the security and confidentiality of customer information, protect against any anticipated threats or hazard to the security or integrity of such information and protect against unauthorized access to or use of such information that could result in substantial harm or inconvenience to any customer. Bancorp and the Bank have adopted a customer information security program to comply with such requirements.

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

     The minimum risk-based capital requirements adopted by the U.S. federal banking agencies follow the Capital Accord of the Basel Committee on Banking Supervision. The Basel Committee has developed further revisions to the Capital Accord (Basel III), which includes narrowing the definition of capital, increasing capital requirements for specific exposures, introducing short-term liquidity coverage and term funding standards, and establishing an international leverage ratio. The Company fully expects to be in compliance with the higher Basel III capital standards applicable to it when they become effective over the transition period from 2013 through 2018.

     For more information regarding the Bank and Bancorp’s capital and leverage ratios, see the discussion under the section “Capital Resources” in the Item 7 of this report. For more information regarding regulatory enforcement actions that increase minimum ratios applicable to Bancorp and the Bank, see the discussion under the subheading “Current Regulatory Actions” in this section below.

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

     Pursuant to a Memorandum of Understanding (“MOU”) with the FDIC and DFCS, the Bank is prohibited from paying dividends without the consent of the FDIC and DFCS. Pursuant to a Written Agreement with the Federal Reserve Bank of San Francisco (“Reserve Bank”) and DFCS, Bancorp is prohibited from paying dividends and making payments of interest or principal on subordinated indebtedness or trust preferred securities without the prior consent of the Reserve Bank, the Director of Banking Supervision and Regulation of the Board of Governors of the Federal Reserve System (the “Federal Reserve Director”), and the DFCS. For more information regarding regulatory actions, see the discussion under the subheading “Current Regulatory Actions” in this section below.

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

     Overdraft Programs - Recent Developments. The Electronic Funds Transfer Act (the “EFTA”) provides a basic framework for establishing the rights, liabilities, and responsibilities of consumers who use electronic funds transfer (“EFT”) systems. The EFTA is implemented by the Federal Reserve's Regulation E, which governs transfers initiated through ATMs, point-of-sale terminals, payroll cards, automated clearinghouse (“ACH”) transactions, telephone bill-payment plans, or remote banking services. Recent amendments to Regulation E require consumers to opt in (affirmatively consent) to participation in the Bank's overdraft service program for ATM and one-time debit card transactions before overdraft fees may be assessed on the consumer’s account. Notice of the opt-in right must be provided to all new customers who are consumers, and the customer's affirmative consent must be obtained, before charges may be assessed on the consumer's account for paying such overdrafts.

     The recent amendments to Regulation E also provide bank customers with an ongoing right to revoke consent to participation in an overdraft service program for ATM and one-time debit card transactions and prohibits banks from conditioning the payment of overdrafts for checks, ACH transactions, or other types of transactions that overdraw the consumer's account on the consumer's opting into an overdraft service for ATM and one-time debit card transactions. For customers who do not affirmatively consent to overdraft service for ATM and one-time debit card transactions, a bank must provide those customers with the same account terms, conditions, and features that it provides to consumers who do affirmatively consent, except for the overdraft service for ATM and one-time debit card transactions.

     On November 24, 2010, the FDIC issued FIL-81-2010 to provide “guidance” (“Overdraft Guidance”) on automated overdraft service programs to ensure that a bank mitigates the risks associated with offering automated overdraft payment programs and complies with all consumer protection laws and regulations.

     The Bank's compliance with the recent amendments to Regulation E and the Overdraft Guidance may have a substantial negative impact on the Bank's revenue from overdraft service fees and non-sufficient funds (“NSF”) charges. For more information regarding risks facing Bancorp and the Bank, see the discussion under the section “Risk Factors” in Item 1A of this report.

Current Regulatory Actions

     Holding Company Written Agreement. On December 15, 2009, Bancorp entered into a Written Agreement with the Reserve Bank and DFCS. The Written Agreement requires that as long as the Written Agreement is in effect, Bancorp may not:
  Declare or pay any dividends without the prior written approval of the Reserve Bank, the Federal Reserve Director, and the DFCS;

  Directly or indirectly take dividends or any other form of payment representing a reduction in capital at the Bank without the prior written approval of the Reserve Bank and the DFCS;

  Make any payments of interest or principal on subordinated indebtedness or trust preferred securities without the prior written approval of the Reserve Bank, the Federal Reserve Director, and the DFCS; or

  Directly or indirectly incur, increase, or guarantee any debt without the prior written approval of the Reserve Bank and the DFCS.
     Bank Memorandum of Understanding. On October 6, 2010, the Bank entered into a MOU with the FDIC and DFCS, which replaced the prior Order to Cease and Desist (“Consent Order”) issued against the Bank that was terminated by the FDIC and DFCS on July 15, 2010. The MOU requires that during the life of the MOU the Bank may not pay dividends without the written consent of the FDIC and DFCS and that the Bank maintain higher levels of capital than required by published capital adequacy requirements, as discussed above.

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

A large percentage of our loan portfolio is secured by real estate. As a result, we are particularly vulnerable to continued deterioration in the real estate market in our market areas.

     Approximately 79% of our loan portfolio is secured by real estate. As a result, we are vulnerable to declines in the real estate markets in which we operate. We have experienced declining real estate values over the last three years and have experienced high levels of net charge-offs and provision for credit losses, which have only recently begun to decline. If we experience increases in commercial and consumer delinquency levels or renewed declines in real estate market values, we would expect increased loan charge-offs and provision for credit losses, which could have a material adverse effect on our business, financial condition and results of operations and prospects. Because of our significant concentration in loans secured by real estate, we are particularly vulnerable to such effects.

The recession has been particularly severe in the market areas we serve and our results of operations will continue to be adversely affected if the local economies do not improve or if the recession worsens.

     Substantially all of our loans and loan opportunities are to businesses and individuals in our markets in Washington and Oregon. As evidenced by the unemployment rate in Oregon, which has hovered at or above 10% since January 2009, and was at 10.6% in December 2010, our region has been severely impacted by the same challenges facing the economy nationally and perhaps more so. The region has also experienced severe declines in residential and commercial real estate values. If we experience further deterioration in the economic conditions or a prolonged delay in economic recovery in our market areas, we could face the following consequences, any of which could materially and adversely affect our business: the value of assets that serve as collateral for our loans, especially real estate, may decline further in value; loan delinquencies could increase; problem assets and foreclosures may increase; demand for our products and services may decrease; and access to low cost or noninterest bearing deposits may decrease.

Financial services legislation and regulatory reforms may have a significant impact on our businesses and results of operations.

     The Dodd-Frank Act was signed into law on July 21, 2010, and many of its provisions have extended implementation periods and delayed effective dates and will require extensive rulemaking by regulatory authorities as well as require multiple studies to be conducted over the next one to two years. The Dodd-Frank Act, including future rules implementing its provisions and the interpretation of those rules, could result in a number of adverse impacts on us. The levels of capital and liquidity with which we and the Bank must operate may be increased, resulting in decreased leverage and reduced earnings. We may also be subjected to new and/or higher fees paid to various regulatory entities, including but not limited to deposit insurance premiums to the FDIC. Revenue on interchange fees may decrease as a result of the level of fees the Federal Reserve deems “reasonable and proportional” when it finalizes its proposed regulation standards on the amount of interchange fees that can be charged to merchants for electronic debit card transactions. The Company may also be subject to additional regulations under the newly established Bureau of Consumer Financial Protection which has been given broad authority to implement new consumer protection regulations. These and other provisions of the Dodd-Frank Act could limit our ability to pursue business opportunities we might otherwise consider engaging in, impose additional costs on us, result in significant loss of revenue, impact the value of assets we hold, or otherwise significantly adversely affect our businesses.

The Bank derives overdraft fee income from its customer’s participation in the Bank’s overdraft service program. Recent amendments to Regulation E and the FDIC’s new Overdraft Guidance may impact our customer’s participation in the program and our overdraft fee income may be negatively affected.

     Under recent amendments to Regulation E, customer’s that desire to participate in the Bank’s overdraft service program for ATM and one-time-debit card transactions must affirmatively opt-in because the Bank imposes service fees on such transactions. Although the majority of our customers have elected to opt-in, we are not able to predict future customer behavior or determine whether new customers will elect to opt-in. The FDIC issued guidance on overdraft payment programs in November 2010, which becomes effective July 2011. The guidance requires banks to, among other things, establish an outreach program to customers who excessively overdraw their account and advise them of lower cost alternatives, institute appropriate daily limits on customer costs and consider eliminating overdraft fees for transactions that overdraw an account by a de minimus amount. If customers do not elect to participate or remain in our overdraft protection program, an important source of noninterest income will be negatively affected.

The Congressional and regulatory response to the current economic and credit crisis could have an adverse effect on our business.

     Federal and state legislators and regulators are pursuing increased regulation of how loans are originated, purchased, and sold, and properties are foreclosed, as a result of the current economic and credit crisis. Changes in the banking industry, lending markets and secondary markets for loans and related congressional and regulatory responses may impact how the Bank conducts business, makes and underwrites loans, and buys and sells loans in secondary markets. Loan sales are subject to proper compliance with standard underwriting rules that if not met, may allow the secondary market buyer to require the Company to repurchase the note. We are unable to predict whether any legislative or regulatory initiatives or actions will be implemented or what form they will take. Any such actions could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. For more information regarding the regulatory environment in which we operate, see the discussion under the subheading “Supervision and Regulation” included in Item 1 of this report.

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

Impairment of investment securities, including Federal Home Loan Bank of Seattle (the “FHLB”) stock, could negatively impact our results of operations.

     Our investment securities portfolio currently includes securities with unrecognized losses, including our securities in FHLB. We own common stock of the FHLB with a carrying value of $12.1 million. Ownership of FHLB common stock is a requirement to qualify for membership in the FHLB system, which enables us to borrow funds from the FHLB. Our assessment of the impairment of investment securities, including our investment in FHLB common stock, factors in several uncertain and qualitative factors, including, without limitation, the length of time and extent to which the fair value of a particular security has been less than cost, the financial condition and near-term prospects of the issuer, and our intent and ability to retain a particular investment long enough to recover value in the future. We evaluate the securities portfolio for other-than-temporary impairment each reporting period, as required by generally accepted accounting principles in the United States of America. As of December 31, 2010, we did not recognize any securities as other-than-temporarily impaired. There can be no assurance, however, that future evaluations of the securities portfolio will not lead us to the conclusion that we must recognize an impairment charge with respect to these and other holdings.

     The FHLB is under regulatory restrictions on its operations due primarily to credit related charges recorded on private-label mortgage-backed securities and is currently prohibited by its primary regulator, the Federal Housing Finance Authority, from repurchasing or redeeming capital stock or paying dividends to members. Consequently, for this and other reasons, there is a risk that our investment in common stock of the FHLB could be deemed other than temporarily impaired at some time in the future. The impact of each of these impairment matters could have a material adverse effect on our business and results of operations.

We may seek to raise additional capital in the future to enhance capital levels, improve capital ratios, provide capital for acquisitions, or increase liquidity available for operations and other opportunities.

     We are not restricted from issuing additional shares of our Common Stock or Preferred Stock. While we have no plans to do so at this time, in the event we desire to raise additional capital, any equity or debt financing, if available at all, may not be available on terms that are favorable to the Company. In the case of equity financings, the issuance of additional common stock, convertible preferred stock, warrants, or other convertible securities or the exercise of such securities could be substantially dilutive to holders of our Common Stock and securities issued in such financings may have rights, preferences and privileges that are senior to those of our current shareholders. Any debt financing may include covenants that restrict our operations and interest charges that detract from future earnings.

Bancorp is restricted from paying cash dividends on its Common Stock, and these restrictions may continue for a significant period of time.

     Pursuant to the Written Agreement with the Reserve Bank and the DFCS, Bancorp is prohibited from paying dividends without prior consent of the Reserve Bank, the Federal Reserve Director and the DFCS, or extending credit or otherwise supplying funds to, or engaging in certain transactions with the Bank. Additionally, even if Bancorp obtains regulatory approval to pay dividends, we may not pay any cash dividends on our Common Stock until we are current on interest payments on our junior subordinated debentures issued in connection with our trust preferred securities. For these and other reasons, Bancorp may not resume paying cash dividends on its Common Stock for some time into the future, if at all.

Bancorp is a separate and distinct legal entity from its subsidiaries. Substantially all of Bancorp’s funds and revenue is received as dividends paid from the Bank, which is currently restricted from paying dividends. The Bank may not pay dividends to Bancorp in the near future.

     Substantially all of Bancorp’s funds and revenue is received as dividends paid from the Bank. Pursuant to the MOU the Bank is prohibited from paying dividends to Bancorp without the consent of the FDIC and the DFCS. We do not know when the FDIC and DFCS would consent to a request from the Bank to pay dividends to Bancorp. In the event the Bank continues to be unable to pay dividends to Bancorp, Bancorp may not be able to service debt or pay other obligations. The inability to receive dividends from the Bank could have a material adverse effect on Bancorp’s business, financial condition, including liquidity, and results of operations. Additionally, we have elected to defer regularly scheduled interest payments on our junior subordinated debentures issued in connection with our trust preferred securities and may be deemed to be in default if payment is not made prior to the end of the deferral period.

     During the third quarter of 2009, we began deferring regularly scheduled interest payments of its junior subordinated debentures issued in connection with our trust preferred securities. Under the terms of the junior subordinated debentures and the trust documents, we have the contractual right to defer payments of interest on the junior subordinated debentures for up to 20 consecutive quarterly periods without default. During the deferral period, the respective trusts will likewise suspend the declaration and payment of dividends on the trust preferred securities. If the Company fails to bring the deferred payments current prior to the end of the deferral period, then we may be deemed to be in default under the terms of the notes and subject to various penalties.

Rapidly changing interest rates could reduce our net interest margin, net interest income, fee income and net income.

     Interest and fees on loans and investment securities, net of interest paid on deposits and borrowings, are a large part of our net income. Interest rates are a key driver of our net interest margin and are subject to many factors beyond our control. As interest rates change, net interest income is affected. It could also lead to decreased demand for loans and other products that are priced based on interest rates. Rapid increases in interest rates could result in interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Rapid decreases in interest rates could result in interest income decreasing faster than interest expense, for example, if management is unable to match decreases in earning assets yields, with reduced rates paid on deposits or borrowings. Periods of low market interest rates, such as we have today, may adversely affect our net interest spread and net interest income because our earning assets yield decreases and stays low during a time that our cost of interest bearing liabilities is already low and cannot be correspondingly reduced further. For more information regarding interest rates, see the discussion under the section “Quantitative and Qualitative Disclosures about Market Risk” in the Item 7A of this report.

We face liquidity risks in the operation of our business.

     Liquidity is crucial to the operation of Bancorp and the Bank. Liquidity risk is the potential that the Company will be unable to fund increases in assets or meet payment obligations, including obligations to depositors, as they become due because of an inability to obtain adequate funding or liquidate assets at a reasonable cost. Funding illiquidity may arise at the Bank if we are unable to, at reasonable terms, attract and retain deposits, secure or renew borrowings from the overnight inter-bank market, the FHLB, or the Federal Reserve discount window, or access other sources of liquidity, as described in more detail under the heading “Liquidity and Sources of Funds” in Item 7 of this report. Changes or disruptions to the FHLB system could adversely impact our ability to meet our short-term and long-term liquidity requirements. If we fail to monitor and control our liquidity risks, there may be materially adverse effects on our results of operations and financial condition.

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

Our Common Stock trades in relatively limited volumes and a significant percentage continues to be owned by investors in the October 2009 private capital raise, resulting in a share price that is volatile and which may be subject to downward pricing pressure in the event significant shareholders decide to dispose of shares of our Common Stock.

     Our Common Stock trades on the NASDAQ Global Select Market under the symbol “WCBO" and trading volume is modest. The limited trading market for our Common Stock may lead to exaggerated fluctuations in market prices and possible market inefficiencies, as compared to a more actively traded stock. It may also make it more difficult to dispose of our shares at expected prices, especially for holders seeking to dispose of a large number of our shares. In addition, if a large shareholder or group of investors in our private capital raise elects to sell their shares, such sales or attempted sales could result in significant downward pressure on the market price of our Common Stock and actual price declines.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

     The principal properties owned by the Bank include a 40,000-square-foot office and branch facility in downtown Salem, Oregon, a 15,600-square-foot office and branch facility in Newport, Oregon, and a 12,000-square-foot branch and office facility in Lacey, Washington. In total, the Bank owns 27 buildings, primarily to house branch offices. The Bank leases the land under seven buildings and owns the land under 20 buildings. In addition, the Bank leases 42 office spaces and buildings for branch locations.

     Other non-branch office facilities are located in leased office space, including our headquarters office in Lake Oswego, Oregon, office and processing space in Salem, Oregon, where the Bank’s data center is located, space in Wilsonville, Oregon, where its loan servicing and operations center is located, space in Vancouver, Washington, where we have lending personnel and a branch office, and space in downtown Portland, where we have commercial banking personnel, West Coast Investment Services and West Coast Trust. In addition, we lease two smaller office spaces for lending personnel in Lake Oswego, Oregon, and in Tukwila, Washington.

     The aggregate monthly rental on 49 leased properties is approximately $338,000.

ITEM 3. LEGAL PROCEEDINGS

     On June 24, 2009, West Coast Trust was served with an Objection to Personal Representative's Petition and Petition for Surcharge of Personal Representative in Linn County Circuit Court. The petition was filed by the beneficiaries of the estate of Archie Q. Adams, for which West Coast Trust acts as the personal representative. The petitioners allege a breach of fiduciary duty with respect to West Coast Trust's prior sale of real property owned by the Adams estate and sought relief in the form of a surcharge to West Coast Trust of $215,573,115.60, the amount of the alleged loss to the estate. West Coast Trust filed a motion to dismiss on July 2, 2009, which was granted in a letter ruling dated September 15, 2009. Petitioners appealed and opening briefs are due March 22, 2011. The Company believes the appeal and underlying petition are without merit.

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

Stock Price and Dividends

     Bancorp Common Stock trades on the NASDAQ Global Select Market under the symbol “WCBO.” The high and low closing sale prices per share of our Common Stock for each quarter during the last two years are shown in the table below, together with dividend information for each period. The prices below do not include retail mark-ups, mark-downs or commissions, may not represent actual transactions and are not adjusted for dividends. As of December 31, 2010, there were approximately 1,900 holders of record of our Common Stock.

	2010			2009
	Market Price		Cash dividend	Market Price		Cash dividend
	High	Low	declared	High	Low	declared
1st Quarter	$3.00	$2.05	$0.00	$6.59	$1.09	$0.01
2nd Quarter	$3.44	$2.55	$0.00	$4.56	$1.85	$0.01
3rd Quarter	$2.75	$2.06	$0.00	$3.33	$1.53	$0.00
4th Quarter	$2.94	$2.45	$0.00	$2.82	$2.00	$0.00

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

     Under Bancorp’s Written Agreement with the Reserve Bank and the DFCS, Bancorp may not pay cash dividends without prior regulatory approval. Similarly, the Bank may not pay dividends to Bancorp without consent of the FDIC and DFCS. Bancorp has also exercised its right to defer regularly scheduled interest payments on its junior subordinated debentures issued in connection with our trust preferred securities. It may not pay any cash dividends on its Common Stock until it is current on interest payments on its junior subordinated debentures.

     Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference into Part III, Item 12 of this report.

Issuer Purchases of Equity Securities

     The following table provides information about purchases of Common Stock by the Company during the quarter ended December 31, 2010:

			Total Number of Shares	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Purchased as Part of Publicly	at Period End that May Be Purchased
Period	Purchased/Cancelled 1	per Share	Announced Plans or Programs 2	Under the Plans or Programs
10/1/10 - 10/31/10	(1,525)	$2.63	-	1,051,821
11/1/10 - 11/30/10	-	$0.00	-	1,051,821
12/1/10 - 12/31/10	-	$0.00	-	1,051,821
Total for quarter	(1,525)		-

1 Shares repurchased by Bancorp during the quarter include shares repurchased from employees in connection with cancellation of restricted stock to pay withholding taxes totaling 1,525 shares, 0 shares, and 0 shares, respectively, for the periods indicated. There were no shares repurchased in the periods indicated pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below.

2 Under the Repurchase Program, the board of directors originally authorized the Company to purchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, and by 1.0 million shares in April 2004, and by 1.0 million shares in September 2007 for a total authorized repurchase amount as of December 31, 2010, of approximately 4.9 million shares, 1.05 million shares remain available for repurchase under the plan subject to any regulatory restrictions.

Five Year Stock Performance Graph

     The following chart compares the yearly percentage change in the cumulative shareholder return on our Common Stock during the five years ended December 31, 2010, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2005, in our Common Stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Bancorp’s total cumulative return was -87% over the five year period ended December 31, 2010, compared to -31.4% and 25.8% for the NASDAQ Bank Stocks and NASDAQ composite, respectively.

	Period Ended
Index	12/31/05	12/31/06	12/31/07	12/31/08	12/31/09	12/31/10
West Coast Bancorp	100	132.6	72.7	27.5	8.9	13.0
NASDAQ Composite	100	110.3	122.1	73.5	106.6	125.8
NASDAQ Bank Index	100	113.7	91.4	72.0	60.2	68.6

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Five Year Financial Data

     The following selected consolidated five year financial data should be read in conjunction with Bancorp’s audited consolidated financial statements and the related notes to those statements presented in Item 8 of this report.

(Dollars in thousands, except per share data)		As of and For the Year ended December 31,
	2010	2009	2008	2007	2006
Interest income	$105,576	$112,150	$140,846	$183,190	$150,798
Interest expense	22,269	33,423	48,696	68,470	49,926
Net interest income	83,307	78,727	92,150	114,720	100,872
Provision for credit losses	18,652	90,057	40,367	38,956	2,733
Net interest income after provision for credit losses	64,655	(11,330)	51,783	75,764	98,139
Noninterest income	32,697	9,129	24,629	33,498	28,096
Noninterest expense	90,337	108,288	90,323	85,299	81,665
Income (loss) before income taxes	7,015	(110,489)	(13,911)	23,963	44,570
Provision (benefit) for income taxes	3,790	(19,276)	(7,598)	7,121	15,310
Net income (loss)	$3,225	$(91,213)	$(6,313)	$16,842	$29,260

Net interest income on a tax equivalent basis 2	$84,478	$80,222	$93,901	$116,361	$102,432

Per share data:
Basic earnings (loss) per share	$0.03	$(5.83)	$(0.41)	$1.08	$1.95
Diluted earnings (loss) per share	$0.03	$(5.83)	$(0.41)	$1.04	$1.86
Cash dividends	$-	$0.02	$0.29	$0.51	$0.45
Period end book value per common share	$2.61	$7.02	$12.63	$13.35	$12.89
Weighted average common shares outstanding	87,300	15,510	15,472	15,507	15,038
Weighted average diluted shares outstanding	90,295	15,510	15,472	16,045	15,730

Total assets	$2,461,059	$2,733,547	$2,516,140	$2,646,614	$2,465,372
Total deposits	$1,940,522	$2,146,884	$2,024,379	$2,094,832	$2,006,352
Total long-term borrowings	$168,599	$250,699	$91,059	$83,100	$57,991
Total loans, net	$1,496,053	$1,686,352	$2,035,876	$2,125,752	$1,924,673
Stockholders’ equity	$272,560	$249,058	$198,187	$208,241	$200,882
Financial ratios:
Return on average assets	0.13%	-3.49%	-0.25%	0.66%	1.33%
Return on average equity	1.21%	-45.66%	-3.06%	7.93%	16.47%
Average equity to average assets	10.32%	7.64%	8.04%	8.37%	8.10%
Dividend payout ratio	0.00%	-0.34%	-70.73%	47.51%	24.19%
Efficiency ratio 1	78.14%	122.34%	72.79%	56.90%	62.23%
Net loans to assets	60.79%	61.69%	80.91%	80.33%	78.07%
Average yields earned 2	4.40%	4.71%	5.92%	7.72%	7.37%
Average rates paid	1.27%	1.76%	2.60%	3.76%	3.27%
Net interest spread 2	3.13%	2.95%	3.32%	3.96%	4.10%
Net interest margin 2	3.48%	3.33%	3.90%	4.86%	4.96%
Nonperforming assets to total assets	4.09%	5.59%	7.86%	1.12%	0.06%
Allowance for loan losses to total loans	2.62%	2.23%	1.40%	2.16%	1.18%
Allowance for credit losses to total loans	2.67%	2.29%	1.45%	2.53%	1.18%
Net loan charge-offs to average loans	1.05%	4.21%	3.04%	0.34%	0.06%
Allowance for loan loss to
nonperforming loans	65.68%	38.74%	22.67%	177.53%	1567.61%

1	The efficiency ratio has been computed as noninterest expense divided by the sum of net interest income on a tax equivalent basis and noninterest income excluding gains/losses on sales of securities.
2	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

Consolidated Quarterly Financial Data

     The following table presents selected consolidated quarterly financial data for each quarter of 2009 and 2010. The financial information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

2010
(Dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$25,509	$26,053	$26,816	$27,198
Interest expense	3,620	4,178	7,906	6,565
Net interest income	21,889	21,875	18,910	20,633
Provision for credit losses	1,693	1,567	7,758	7,634
Noninterest income	8,595	8,069	9,625	6,408
Noninterest expense	23,330	23,003	22,909	21,095
Net income (loss) before income taxes	5,461	5,374	(2,132)	(1,688)
Provision (benefit) for income taxes	3,549	(676)	1,717	(800)
Net income (loss)	$1,912	$6,050	$(3,849)	$(888)

Earnings (loss) per common share:
Basic	$0.02	$0.06	($0.04)	($0.01)
Diluted	$0.02	$0.06	($0.04)	($0.01)

Return on average assets 1	0.31%	0.96%	-0.58%	-0.13%
Return on average equity 1	2.75%	8.84%	-5.92%	-1.42%

1	Ratios have been annualized.

2009
(Dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$26,948	$27,725	$28,869	$28,608
Interest expense	7,710	8,580	8,655	8,478
Net interest income	19,238	19,145	20,214	20,130
Provision for credit losses	35,233	20,300	11,393	23,131
Noninterest income (loss)	(6,148)	4,971	5,958	4,348
Noninterest expense	24,181	23,489	25,244	35,374
Loss before income taxes	(46,324)	(19,673)	(10,465)	(34,027)
Provision (benefit) for income taxes	2,543	(7,265)	(4,126)	(10,428)
Net loss	$(48,867)	$(12,408)	$(6,339)	$(23,599)

Loss per common share:
Basic	($3.13)	($0.79)	($0.41)	($1.51)
Diluted	($3.13)	($0.79)	($0.41)	($1.51)

Return on average assets 1	-7.06%	-1.85%	-0.99%	-3.85%
Return on average equity 1	-74.54%	-29.39%	-14.61%	-48.54%

1	Ratios have been annualized.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the audited consolidated financial statements and related notes to those statements as of December 31, 2010 and 2009, and for each of the three years in the period ended December 31, 2010, of West Coast Bancorp and its subsidiaries that appear in Item 8 “Financial Statements and Supplementary Data” of this report. References to “we,” “our” or “us” refer to West Coast Bancorp and its subsidiaries.

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

  Changing bank regulatory conditions, policies, or programs, whether arising as new legislation or regulatory initiatives or changes in our regulatory classifications, that could lead to restrictions on activities of banks generally or West Coast Bank (the “Bank”) in particular, increased costs, including deposit insurance premiums, price controls on debit card interchange, regulation or prohibition of certain income producing activities, or changes in the secondary market for bank loan and other products;

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

     Readers should carefully review all disclosures we file from time to time with the Securities and Exchange Commission.

Overview

     2010 Financial review

     The Company’s operating results in 2010 show several favorable trends. During 2010, we recorded:
  Net income of $3.2 million compared to a loss of $91.2 million in 2009;

  A net interest margin of 3.48%, an increase of 15 basis points from 3.33% in 2009;

  An average rate paid on total deposits of .60%, a decline from 1.17% in 2009;

  A provision for credit losses of $18.7 million, down $71.4 million from $90.1 million in 2009;

  Net loan charge-offs of $17.0 million, a decline from $80.6 million in 2009; and

  Net Other Real Estate Owned (“OREO”) valuation adjustments and gains and losses on sales of $4.4 million, a reduction from $27.0 million in 2009.
     The financial condition of Bancorp and the Bank also continued to strengthen in 2010, as evidenced by:
  Increasing the Bank’s total and tier 1 risk-based capital ratios to 18.05% and 16.79%, respectively, at December 31, 2010, up from 15.37% and 14.11% at December 31, 2009;

  Improving the Bank’s leverage ratio to 12.51% at December 31, 2010, from 10.57% a year ago; and

  Reducing total nonperforming assets by 34% or $52.2 million over the past twelve months to $100.7 million at year end.
     In addition, the Bank continued to reduce real estate construction loan balances, which contracted 56% from $99.3 million at December 31, 2009, to $44.1 million, or less than 3% of total loans, at December 31, 2010.

     Update on Regulatory Actions

     On July 15, 2010, the Consent Order issued to the Bank effective on October 22, 2009 by the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities (the “DFCS”) and the Federal Deposit Insurance Corporation (“FDIC”) was terminated. Although the Consent Order was terminated, the DFCS and FDIC required the Bank enter into a Memorandum of Understanding on October 6, 2010.

     Bancorp remains subject to a Written Agreement with the DFCS and the Federal Reserve Bank of San Francisco (the “Reserve Bank”) which was entered into on December 15, 2009. Bancorp’s agreement with the Reserve Bank and DFCS is referred to in this Item 7 as the “Written Agreement.”

     For more information, see the discussion under the subheading “Current Regulatory Actions” in the section “Supervision and Regulation” included in Item 1 of this report.

Income Statement Overview

     Our net income for the full year 2010 was $3.2 million, compared to net losses of $91.2 million in 2009 and $6.3 million in 2008. Earnings per diluted share for the year ended December 31, 2010 was $.03, while the loss per diluted share for the years ended December 31, 2009 and 2008 was $5.83 and $.41, respectively. Return on average equity improved to 1.2% in 2010 from -45.7% in 2009 and -3.1% in 2008. As discussed below, the improved year-over-year performance was primarily due to reduced provision for credit losses and OREO losses in 2010.

     Net Interest Income, Average Balances, Yields Earned, and Rates Paid. The following table displays information on net interest income, average yields earned and rates paid, as well as net interest spread and margin information on a tax equivalent basis for the periods indicated. The adjustment to a taxable equivalent basis increases interest income by an estimate of the additional yield that would have been received by the Company if its tax-exempt securities had been taxable at the statutory rate. This information can be used to follow the changes in our yields and rates and the changes in our earning assets and liabilities over the past three years:

(Dollars in thousands)	Year Ended December 31,			Increase (Decrease)		Percentage Change
	2010	2009	2008	10-09	09-08	10-09	09-08
Interest and fee income 1	$106,747	$113,645	$142,597	($6,898)	($28,952)	-6.1%	-20.3%
Interest expense	$22,269	$33,423	$48,696	($11,154)	($15,273)	-33.4%	-31.4%
Net interest income 1	$84,478	$80,222	$93,901	$4,256	($13,679)	5.3%	-14.6%

Average interest earning assets	$2,425,073	$2,410,755	$2,409,896	$14,318	$859	0.6%	0.0%
Average interest bearing liabilities	$1,751,296	$1,897,170	$1,876,083	($145,874)	$21,087	-7.7%	1.1%

Average interest earning assets/
Average interest bearing liabilities	138.47%	127.07%	128.45%	11.40%	-1.38%
Average yield earned 1	4.40%	4.71%	5.92%	-0.31%	-1.21%
Average rate paid	1.27%	1.76%	2.60%	-0.49%	-0.84%
Net interest spread 1	3.13%	2.95%	3.32%	0.18%	-0.37%
Net interest margin 1	3.48%	3.33%	3.90%	0.15%	-0.57%

1 Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

     Net interest income on a tax equivalent basis totaled $84.5 million for the year ended December 31, 2010, an increase of $4.3 million or 5.3% from $80.2 million in 2009. The net interest margin increased 15 basis points to 3.48% in 2010 from 3.33% in 2009. The increase in net interest income and margin from 2009 to 2010 was mainly due to lower rates paid on interest bearing deposits, a change in deposit mix to lower cost demand deposits, as well as lower cash balances at the Federal Reserve and lower nonaccrual loan balances. These trends more than offset a significant shift in the Company’s earning assets mix from loan to investment securities balances and the cost of prepaying a portion of our FHLB debt in 2010. The yield on the investment portfolio in 2010 was 2.94% or 250 basis points less than the 5.44% yield on the loan portfolio in 2010. In 2008, net interest income on a tax equivalent basis was $93.9 million and the net interest margin was 3.90%. The $13.7 million decline in net interest income from 2008 to 2009 was primarily driven by lower loan balances, yields, and fees along with higher nonaccrual loan balances, which led to increased interest reversals.

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

     Until our loan balances and the proportion of our overall earning assets balances that are in loans begin to expand and the value of noninterest bearing deposit balances increase, we project pressure on our net interest income and margin. Whether we will be able to expand our loan portfolio in 2011 will be primarily dependent on increased economic activity and improved market conditions, which affect both qualified loan demand and credit quality.

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

	Year Ended December 31,
(Dollars in thousands)	2010			2009			2008
	Average			Average	Interest		Average	Interest
	Outstanding	Interest	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Earned/ Paid	Rate 1	Balance	Paid	Rate 1	Balance	Paid	Rate 1
ASSETS:
Interest earning balances
due from banks	$188,925	$493	0.26%	$136,944	$366	0.27%	$2,333	$38	1.63%
Federal funds sold	6,194	6	0.09%	6,673	6	0.09%	16,867	340	2.02%
Taxable securities 2	547,960	14,493	2.64%	276,852	8,646	3.12%	157,648	7,700	4.88%
Nontaxable securities 3	58,139	3,346	5.76%	72,770	4,270	5.87%	83,826	5,002	5.97%
Loans, including fees 4	1,623,855	88,409	5.44%	1,917,516	100,357	5.23%	2,149,222	129,517	6.03%
Total interest earning assets	2,425,073	106,747	4.40%	2,410,755	113,645	4.71%	2,409,896	142,597	5.92%

Allowance for loan losses	(42,003)			(37,363)			(38,328)
Premises and equipment	27,517			31,309			34,141
Other assets	165,284			210,575			163,910
Total assets	$2,575,871			$2,615,276			$2,569,619

LIABILITIES AND
STOCKHOLDERS' EQUITY:
Interest bearing demand	$335,134	$447	0.13%	$298,002	$776	0.26%	$279,227	$1,963	0.70%
Savings	103,531	278	0.27%	89,903	714	0.79%	71,542	578	0.81%
Money market	659,542	3,939	0.60%	617,881	8,194	1.33%	658,360	14,633	2.22%
Time deposits	388,500	7,466	1.92%	587,299	14,758	2.51%	566,195	20,375	3.60%
Short-term borrowings 5	7,570	494	6.52%	44,220	806	1.82%	149,016	4,312	2.89%
Long-term borrowings 5 6	257,019	9,645	3.75%	259,865	8,175	3.15%	151,743	6,835	4.50%
Total interest bearing liabilities	1,751,296	22,269	1.27%	1,897,170	33,423	1.76%	1,876,083	48,696	2.60%
Demand deposits	540,280			499,283			470,601
Other liabilities	18,486			19,044			16,409
Total liabilities	2,310,062			2,415,497			2,363,093
Stockholders' equity	265,809			199,779			206,526
Total liabilities and
stockholders' equity	$2,575,871			$2,615,276			$2,569,619
Net interest income		$84,478			$80,222			$93,901
Net interest spread			3.13%			2.95%			3.32%

Net interest margin			3.48%			3.33%			3.90%

1	Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.
2	2010 does not include Federal Home Loan Bank stock balances. In 2010 FHLB stock is included in other assets. 2009 and 2008 investment securities includes Federal Home Loan Bank stock balances.
3	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. The tax equivalent basis adjustment for the years ended December 31, 2010, 2009 and 2008, was $1.2 million, $1.5 million and $1.8 million, respectively.
4	Includes balances of loans held for sale and nonaccrual loans.
5	Includes portion of $2.3 million prepayment fee in connection with prepaying $99.1 million in FHLB borrowings in the second quarter of 2010. The maximum amount of short-term borrowings was $17.6 million and $193.0 million for the years ended December 31, 2010 and 2009, respectively.
6	Includes junior subordinated debentures with average balance of $51 million for 2010, 2009, and 2008.

     Net Interest Income – Changes Due to Rate and Volume. The following table sets forth the dollar amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes not due solely to volume or rate and changes due to new product lines, if any, are allocated to volume.

	Year Ended December 31,
	2010 compared to 2009			2009 compared to 2008

(Dollars in thousands)	Increase (Decrease) due to:		Total Increase	Increase (Decrease) due to:		Total Increase
	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
Interest income:
Interest earning balances due
from banks	$98	$29	$127	$2,216	$(1,888)	$328
Federal funds sold	-	-	-	(206)	(128)	(334)
Investment security income:
Interest on taxable securities	8,637	(2,789)	5,848	5,781	(4,835)	946
Interest on nontaxable securities 1	(859)	(66)	(925)	(660)	(73)	(733)
Loans, including fees on loans	(12,182)	234	(11,948)	(10,234)	(18,925)	(29,159)
Total interest income 1	(4,306)	(2,592)	(6,898)	(3,103)	(25,849)	(28,952)

Interest expense:
Interest bearing demand	97	(425)	(328)	132	(1,319)	(1,187)
Savings	108	(545)	(437)	148	(12)	136
Money market	552	(4,807)	(4,255)	(900)	(5,539)	(6,439)
Time deposits	(4,618)	(2,674)	(7,292)	(1,349)	(4,268)	(5,617)
Short-term borrowings	(668)	356	(312)	(3,032)	(474)	(3,506)
Long-term borrowings 2	(90)	1,560	1,470	4,871	(3,531)	1,340
Total interest expense	(4,619)	(6,535)	(11,154)	(130)	(15,143)	(15,273)
Increase (decrease) in net interest income 1	$313	$3,943	$4,256	$(2,973)	$(10,706)	$(13,679)

1 Tax exempt income has been adjusted to a tax-equivalent basis using a 35% tax equivalent basis.
2 Long-term borrowings include junior subordinated debentures.

     For the year ended December 31, 2010, lower loan balances were the main driver of the $6.9 million decline in interest income. However, lower interest expense caused by a decline in time deposit balances and lower deposit rates, primarily in money market and time deposits categories, more than offset the decline in interest income producing a $4.3 million increase in net interest income. The $29.0 million decline in interest income during 2009 compared to 2008 was due to a decline in loan yield and balances between the two periods which was only partially offset by lower interest expense.

     Provision for Credit Losses. The provision for credit losses is comprised of two primary components, a provision for loan losses related to outstanding loans and a provision for losses related to unfunded commitments. The provision for credit losses reflects changes in the credit quality of the entire loan portfolio. The provision for credit losses is recorded to bring the allowance for loan losses and the reserve for unfunded commitments to amounts considered appropriate by management based on factors which are described in the “Credit Management” and “Allowance for Credit Losses and Net Loan Charge-offs” sections of this report.

     The provision for credit losses was $18.7 million, $90.1 million, and $40.4 million for the years ended December 31, 2010, 2009 and 2008, respectively, while net loan charge-offs were $17.0 million, $80.6 million, and $65.3 million, over those same years. The provision for credit losses decreased $71.4 million in 2010 compared to 2009, primarily due to a reduction in negative loan risk rating migration within the Company’s loan portfolio and lower loan net charge-offs, particularly in the commercial, residential real estate construction, and real estate mortgage categories.

     The $90.1 million provision for credit losses in 2009 represented a significant increase over the $40.4 million provision for 2008. This amount reflected the significantly higher year-over-year net loan charge-offs and a significant negative loan risk rating migration within the loan portfolio in 2009. As a result, the general valuation allowances within the allowance for credit losses model were increased during 2009 and 2010. While provision for credit losses in 2008 was largely attributable to the two-step loan program, over half of the increase in 2009 related to commercial, commercial real estate, and non-two-step real estate construction portfolios.

     The level of the Company’s future provisioning will be heavily dependent on the local real estate market for both residential and commercial properties, general economic conditions nationally and in the areas in which we do business, and the effects of any changes in interest rates.

     Noninterest Income. Our noninterest income for the year ended December 31, 2010 was $32.7 million up $23.6 million compared to $9.1 million in 2009. This increase predominantly reflected a $22.5 million decrease in losses related to OREO property sales and valuation adjustments, which is a component of noninterest income. The decrease in losses on OREO sales and valuation adjustments was due to a reduction of our OREO property balance, a slower decline in residential real estate property values, and a net gain on OREO sold during 2010, compared to a net loss in 2009.

     Noninterest income before the effects of OREO losses was $37.1 million in 2010 compared to $36.1 million in 2009. Service charges on deposit accounts remained relatively flat in 2010 as compared to 2009. Payment systems related revenues increased $2.0 million in 2010 compared to 2009 mainly as a result of an increase in the number of deposit transaction accounts and associated cards as well as higher transaction volumes. Trust and investment service revenue increased 4% or $.2 million in 2010 compared to 2009. In 2010, gains on sales of loans were $1.2 million, down 31% from $1.7 million for 2009. This decrease was due to reduced mortgage loan originations and sales of residential mortgage loans as well as a decrease in the gains on sales of Small Business Administration (“SBA”) loans. The Company recorded gains on sales of securities of $1.6 million in 2010 compared to $.8 million in 2009.

     Our noninterest income for the year ended December 31, 2009, was $9.1 million down $15.5 million or 63%, compared to $24.6 million in 2008. This decrease predominantly reflected a $21.6 million increase in losses related to OREO property sales and valuation adjustments. In the fourth quarter of 2009, the Company sold 69 OREO properties with a book value of $18.9 million in a bulk sale. The Company recorded a loss on sale of $6.7 million associated with this transaction.

     Our ability to increase noninterest income in the future will be dependent on many factors, including the effects of legislation or regulations limiting bank activities, our ability to retain and grow deposit balances, and the success in developing new products. For instance, it is anticipated that new regulations and regulatory guidance regarding overdraft programs and price controls on debit card interchange could have a material negative impact on the Company’s revenues from deposit service charges on deposit accounts and its payment systems business, respectively, when implemented. Additional OREO valuation adjustments and competitive factors could also adversely affect our noninterest income.

     The following table illustrates the components and change in noninterest income for the periods shown:

(Dollars in thousands)	Full year	Full year	2010 to 2009	Full year
	2010	2009	Change	2008
Noninterest income
Service charges on deposit accounts	$15,690	$15,765	$(75)	$15,547
Payment systems related revenue	11,393	9,399	1,994	9,033
Trust and investment services revenues	4,267	4,101	166	5,413
Gains on sales of loans	1,197	1,738	(541)	2,328
Other	3,003	4,438	(1,435)	3,252
Other-than-temporary impairment losses	-	(192)	192	(6,338)
Gain on sales of securities	1,562	833	729	780
Total	37,112	36,082	1,030	30,015

OREO gains (losses) on sale, net	2,234	(1,725)	3,959	(602)
OREO valuation adjustments	(6,649)	(18,562)	11,913	(4,784)
OREO loss on bulk sale	-	(6,666)	6,666	-
Total	(4,415)	(26,953)	22,538	(5,386)

Total noninterest income	$32,697	$9,129	$23,568	$24,629

     Noninterest Expense. Total noninterest expense of $90.3 million in 2010, decreased $18.0 million, or 17%, from $108.3 million in 2009. This was in large part due to a $13.1 million goodwill impairment charge taken in the first quarter of 2009.

     Additionally, equipment and occupancy expenses collectively decreased $2.6 million in 2010 compared to 2009 partly as result of a review of fixed assets and disposals of certain obsolete equipment in 2009. Payment system related expenses increased $.7 million in 2010 over 2009 due to higher transaction volumes.

     Other noninterest expense decreased $3.9 million in 2010 primarily attributable to a $3.4 million decrease in FDIC insurance premiums compared to 2009. The decrease in FDIC insurance expense was due to a combination of a $1.2 million industry wide special assessment charge in 2009 and a decrease in our insurance premium assessment rate in 2010.

     Noninterest expense increased $18.0 million or 20% in 2009 compared to 2008, primarily due to a $13.1 million goodwill impairment charge taken in the first quarter 2009 and a $5.7 million increase in our FDIC insurance premiums. The increase in FDIC insurance expense in 2009 included an industry wide special assessment charge of $1.2 million, an increase in our insurance premium assessment rate in 2009 over 2008, and higher insurance premium expenses related to participation in special government deposit insurance programs.

     Changing business conditions, increased costs in connection with retention of, or a failure to retain key employees, lower loan production volumes causing deferred loan origination costs to decline, unexpected increases in OREO expenses, or a failure to manage our operating and control environments could adversely affect our ability to limit expense growth in the future.

     The following table illustrates the components and changes in noninterest expense for the periods shown:

(Dollars in thousands)	Full year	Full year	2010 to 2009	Full year
	2010	2009	Change	2008
Noninterest expense
Salaries and employee benefits	$45,854	$44,608	$1,246	$47,500
Equipment	6,247	8,120	(1,873)	7,117
Occupancy	8,894	9,585	(691)	9,440
Payment systems related expense	4,727	4,036	691	3,622
Professional fees	3,991	4,342	(351)	4,317
Postage, printing and office supplies	3,148	3,201	(53)	3,834
Marketing	3,086	2,990	96	3,583
Communications	1,525	1,574	(49)	1,722
Goodwill impairment	-	13,059	(13,059)	-
Other noninterest expense	12,865	16,773	(3,908)	9,188
Total noninterest expense	$90,337	$108,288	$(17,951)	$90,323

     Income Taxes. The Company recorded a provision for income taxes of $3.8 million for the full year 2010 compared to a benefit of $19.3 million for 2009. The tax benefit for 2009 was significantly reduced by the establishment of a $21.0 million deferred tax asset valuation allowance at year end 2009. Due to a pretax loss in 2008, the Company recorded a tax benefit of $7.6 million for 2008.

     The following table shows the components of the tax provision (benefit) for the periods shown:

			2010 to 2009
(Dollars in thousands)	Full year 2010	Full year 2009	Change	Full year 2008
Benefit for income taxes net of initial
establishment of deferred tax asset valuation allowance	$-	$(40,275)	(40,275)	$(7,598)
Provision (benefit) for income taxes from deferred
tax asset valuation allowance:
Establishment of deferred tax asset valuation allowance	-	23,296	23,296	-
Unrealized loss on securities	(1,197)	(2,297)	(1,100)	-
Change in deferred tax assets-tax return adjustments	4,987	-	(4,987)	-
Total provision (benefit) for income taxes	$3,790	$(19,276)	$(23,066)	$(7,598)

     As of December 31, 2009, the Company determined that it was appropriate to establish an initial deferred tax asset valuation allowance of $21.0 million, reducing its net deferred tax asset to $3.2 million at December 31, 2009 which was the amount that the Company determined was more likely than not to be realized. As of December 31, 2010 following adjustments during the year, the Company’s deferred tax asset valuation allowance had increased slightly to $23.5 million against the deferred tax asset balance of $29.3 million for a net deferred tax asset of $5.8 million. In reaching the determination of a deferred tax asset valuation allowance, a significant element of objective negative evidence evaluated was the $117.3 million cumulative, pretax loss incurred over the three year period ended December 31, 2010. The amount of the deferred tax asset considered realizable, however, could be adjusted if sufficient objective and subjective positive evidence arises to overcome the objective negative evidence affecting the analysis, including cumulative losses in the previous three years ending December 31, 2010.

     Management will continue to review the deferred tax asset valuation allowance on a quarterly basis. Any future reversals of the deferred tax asset valuation allowance, including a reduction for the effect of pretax income, would decrease the Company’s income tax expense and increase net income. While the Company maintains a deferred tax asset valuation allowance, changes in the gross unrealized gain on the Company’s investment portfolio will also, either favorably or unfavorably, continue to impact the Company’s future deferred tax asset valuation allowance and provision for income taxes.

     As the following table illustrates, the expected amount of tax provision on the Company’s 2010 income was $2.4 million. The reconciliation between the Company’s effective tax rate on income (loss) and the statutory rate is as follows:

(Dollars in thousands)	Year ended December 31,
	2010	2009	2008
Expected federal income tax (benefit) provision 1	$2,385	$(38,671)	$(4,730)
State income tax, net of federal income tax effect	66	(3,504)	(769)
Interest on obligations of state and political subdivisions
exempt from federal tax	(901)	(1,148)	(1,302)
Federal low income housing tax credits	(427)	(972)	(880)
Bank owned life insurance	(302)	(307)	(309)
Stock options	70	123	177
Goodwill impairment	-	4,570	-
Change in deferred tax asset valuation allowance	2,465	20,999	-
Other, net	434	(366)	215
Total (benefit) provision for income taxes	$3,790	$(19,276)	$(7,598)

1 Federal income tax provision applied at 34% in 2010 and 2008 and 35% in 2009.

     For more information regarding the Company’s income taxes, see Note 17 “Income Taxes” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

Balance Sheet Overview

     Balance sheet highlights are as follows:
  Total assets were $2.5 billion as of December 31, 2010, down from $2.7 billion at December 31, 2009;

  Total loans decreased to $1.5 billion, a decline of 11% or $188.6 million from December 31, 2009, primarily due to declines of $60.8 million or 16% in commercial loan balances, $55.2 million or 56% in real estate construction loan balances, and $43.6 million or 5% in commercial real estate loan balances;

  The combined balance of total cash and cash equivalents and investment securities was substantial at $824.1 million at December 31, 2010, and represented 35% of earning assets at year end;

  Total deposits decreased to $1.9 billion at December 30, 2010, a $206.4 million or 10% decline since year end 2009, primarily due to planned contraction in time deposit balances to reduce our cost of funds.
     Our balance sheet management efforts are focused on increasing loan balances, limiting loan concentrations, continuing to reduce nonperforming assets, maintaining a strong capital position and sufficient liquidity, and include efforts to:
  Shift our earning asset mix toward loan balances by increasing loan production within our concentration parameters to targeted customer segments as opportunities arise;

  Continue to resolve nonaccrual loans through potential loan sales and disposal of OREO properties; and

  Manage the size of our balance sheet and maintain regulatory capital ratios at high levels until we have more certainty regarding economic conditions.
     Given the continued weak commercial and residential real estate markets in our operating area, we expect our construction loan portfolio will continue to contract in 2011. We do, however, anticipate more opportunities for growth within the term commercial real estate category and the commercial loan category in 2011. Our ability to achieve loan growth will be dependent on many factors, including the effects of competition, health of the real estate market, economic conditions in our markets, retention of key personnel and valued customers, and our ability to close loans in the pipeline.

Cash and Cash Equivalents

     Total cash and cash equivalents decreased from $303.0 million at December 31, 2009, to $178.0 million at December 31, 2010. This decrease was primarily due to investing interest bearing deposits in higher yielding investment securities balances in 2010 while continuing to maintain strong liquidity ratios.

(Dollars in thousands)	Dec. 31,	% of	Dec. 31,	% of	Change		Dec. 31,	% of
	2010	total	2009	total	Amount	%	2008	total
Cash and Cash equivalents:
Cash and due from banks	$42,672	24%	$47,708	16%	$(5,036)	-11%	$58,046	90%
Federal funds sold	3,367	2%	20,559	7%	(17,192)	-84%	6,682	10%
Interest-bearing deposits in other banks	131,952	74%	234,830	77%	(102,878)	-44%	50	0%
Total cash and cash equivalents	$177,991	100%	303,097	100%	$(125,106)	-41%	$64,778	100%

Investment Portfolio

     The following table shows the amortized cost and fair value of Bancorp’s investment portfolio. At December 31, 2010, Bancorp had no securities classified as held to maturity.

	December 31, 2010			December 31, 2009
			Net			Net
	Amortized		Unrealized	Amortized		Unrealized
(Dollars in thousands)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)
U.S. Treasury securities	$14,347	$14,392	45	$24,907	$25,007	100
U.S. Government agency securities	193,901	194,230	329	104,168	103,988	(180)
Corporate securities	14,499	9,392	(5,107)	14,436	9,753	(4,683)
Mortgage-backed securities	359,965	363,618	3,653	344,179	344,294	115
Obligations of state and political subdivisions	51,111	52,645	1,534	67,651	70,018	2,367
Equity investments and other securities	11,423	11,835	412	9,274	9,217	(57)
Total Investment Portfolio	$645,246	$646,112	$866	$564,615	$562,277	$(2,338)

     At December 31, 2010, the estimated fair value of the investment portfolio was $646.1 million, an increase of $83.8 million or 15% from $562.3 million at year end 2009. We increased our investment securities balance as our loan balances contracted. The net unrealized gain on the investment portfolio was $.9 million at December 31, 2010, representing .1% of the total portfolio compared to a net unrealized loss of $2.3 million and .4%, respectively, at year end 2009. The net unrealized gain on mortgage-backed securities increased from $.1 million to $3.7 million and was partly offset by a $.8 million decline in net unrealized gain in obligations of state and political subdivisions and a $.4 million increase in net unrealized loss on the corporate securities portfolio.

     The Company regularly reviews its investment portfolio to determine whether any of its securities are other-than-temporarily impaired. In addition to accounting and regulatory guidance in determining whether a security is other-than-temporarily impaired, the Company considers the duration and amount of each unrealized loss, the financial condition of the issuer and the prospects for a change in market value within a reasonable period of time. At December 31, 2010, the Company determined there were no other-than-temporarily impaired securities in the investment portfolio.

     Our U.S. Government agency securities increased by $90.2 million during 2010, as part of our efforts to maintain portfolio diversification, provide possible collateral for public funds and borrowings sources, and reduce low yielding cash and cash equivalent balances.

     Our corporate security portfolio had an estimated $5.1 million unrealized loss at December 31, 2010. The majority of this loss was associated with the decline in market value of our investments in pooled trust preferred securities issued primarily by banks and insurance companies. Continued wide credit and liquidity spreads contributed to the unrealized loss associated with these securities which had a $14.0 million amortized cost and an estimated $8.9 million fair value at December 31, 2010. At year end 2010, these securities were rated C or better by the rating agencies that cover these securities, and they have several features that reduce credit risk, including seniority over certain tranches in the same pool and the benefit of certain collateral coverage tests.

     At December 31, 2010, our mortgage-backed securities portfolio consisted of $342.8 million of U.S. agency backed mortgages and $20.8 million of non-agency mortgages. The majority of our non-agency mortgage-backed securities portfolio was comprised of securities secured by 15 year fully amortizing jumbo loans. Approximately 91% of our non-agency mortgage-backed securities were rated AA- or better. One $1.8 million security was rated BB+ at year end 2010. None of the mortgages within this mortgage-backed security were delinquent at December 31, 2010.

     Our portfolio of securities representing obligations of state and political subdivisions had an estimated fair value of $52.6 million, with an amortized cost of $51.1 million, indicating an unrealized gain of $1.5 million. Consistent with the industry, the Company has experienced a modest adverse change in the credit ratings of the securities in this segment of our portfolio, which is comprised solely of municipal bonds. At December 31, 2010, the ratings associated with the securities in this segment were: 9% AAA, 59% AA, 18% A, 9% BBB and 5% non-rated. At December 31, 2009, the ratings were: 8% AAA, 52% AA, 25% A, 10% BBB and 5% non-rated.

     For more information regarding the Company’s fair value calculations, see Note 19 “Fair Value Measurement” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

     The following table summarizes the contractual maturities and weighted average yields on Bancorp’s investment securities:

			After		After
(Dollars in thousands)	One year		One through		Five through		Due after
	or less	Yield	five years	Yield	ten years	Yield	ten years	Yield	Total	Yield
U.S. Treasury securities	$14,181	1.08%	$211	4.50%	$-	-	$-	-	$14,392	1.13%
U.S. Government agency securities	-	-	164,087	2.34%	30,143	1.76%	-	-	194,230	2.25%
Obligations of state and
political subdivisions 1	6,328	6.27%	11,966	5.87%	29,441	6.61%	4,910	5.31%	52,645	6.28%
Other securities 2	-	-	2,642	4.31%	127,675	3.64%	254,528	3.80%	384,845	3.75%
Total 1	$20,509	2.68%	$178,906	2.61%	$187,259	3.81%	$259,438	3.83%	$646,112	2.94%

1 Yields are stated on a federal tax equivalent basis at 35%.
2 Contractual maturities do not reflect prepayments on mortgage-backed and asset-backed securities. Actual durations are anticipated to be significantly shorter than contractual maturities.

     The projected average life of Bancorp’s investment portfolio decreased slightly from 3.5 years at December 31, 2009 to 3.3 years at December 31, 2010. While the investment portfolio grew during 2010, the Company elected to maintain a relatively short expected duration in light of the historically low market interest rate environment. Management may consider selling certain securities and realizing gains and/or losses in the Company’s investment portfolio on an on-going basis as part of Bancorp’s overall business strategy. For more information regarding Bancorp’s investment securities, see Note 2 “Investment Securities” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

     FHLB stock is carried at cost which equals its par value because the shares can only be redeemed with the FHLB at par. The Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages and FHLB advances. Stock redemptions are at the discretion of the FHLB or of the Company upon prior notice to the FHLB of five years for FHLB Class B stock or six months for FHLB Class A stock. The Company periodically analyzes FHLB stock for other-than-temporary impairment (“OTTI”). The evaluation of OTTI on FHLB stock is based on an assessment of the ultimate recoverability of cost rather than recognizing temporary declines in value. The Company analyzed FHLB stock for OTTI and concluded that no impairment exists at December 31, 2010.

Loan Portfolio

     The following table provides the composition of the loan portfolio and the balance of our allowance for loan losses as of the dates shown:

	December 31,
(Dollars in thousands)	2010		2009		2008		2007		2006
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$309,327	20%	$370,077	21%	$482,405	23%	$504,101	23%	$463,188	24%
Real estate construction	44,085	3%	99,310	6%	285,149	14%	517,988	24%	365,954	19%
Real estate mortgage	349,016	23%	374,668	22%	393,208	19%	330,803	15%	287,495	15%
Commercial real estate	818,577	53%	862,193	50%	882,092	43%	796,622	37%	804,865	41%
Installment and other
consumer	15,265	1%	18,594	1%	21,942	1%	23,155	1%	26,188	1%
Total loans	1,536,270	100%	1,724,842	100%	2,064,796	100%	2,172,669	100%	1,947,690	100%

Allowance for loan losses	(40,217)	2.62%	(38,490)	2.23%	(28,920)	1.40%	(46,917)	2.16%	(23,017)	1.18%

Total loans, net	$1,496,053		$1,686,352		$2,035,876		$2,125,752		$1,924,673

     The Company’s loan portfolio was $1.5 billion at December 31, 2010, a decrease of $188.6 million or 11% from December 31, 2009. The most significant decline within the loan portfolio continued to occur in the real estate construction loan category, which contracted $55.2 million or 56% in 2010. Total real estate construction loans represented 3% of the loan portfolio at the end of 2010, a reduction from 6% at December 31, 2009, and down from 24% at its peak at year end 2007. At 53% of the loan portfolio, commercial real estate represented the largest component of the portfolio at year end 2010. Interest and fees earned on our loan portfolio is our primary source of revenue, and the decline in loan balances has had a significant negative impact on interest income and loan fees earned.

     The following table presents the maturity distribution and interest rate sensitivity of the Company’s loan portfolio by category at December 31, 2010:

(Dollars in thousands)	Commercial	Real estate	Real estate	Commercial	Installment
	loans	construction	mortgage	real estate	and other	Total
Maturity distribution:1
Due within one year	$168,033	$44,085	$20,895	$48,909	$4,833	$286,755
Due after one through five years	118,619	-	116,541	315,420	4,970	555,550
Due after five years	22,675	-	211,580	454,248	5,462	693,965
Total	$309,327	$44,085	$349,016	$818,577	$15,265	$1,536,270
Interest rate sensitivity:
Fixed-interest rate loans	$103,881	$12,635	$93,536	$209,514	$7,639	$427,205
Floating or adjustable interest rate loans2	205,446	31,450	255,480	609,063	7,626	1,109,065
Total	$309,327	$44,085	$349,016	$818,577	$15,265	$1,536,270

1 The table is based on stated maturities, not expected maturities or durations.
2 Certain loans contain provisions which place maximum or minimum limits on interest rates or interest rate changes. Adjustable rate loans include all loans whose rates could change prior to maturity.

     Loans held for sale at December 31, 2010, were $3.1 million compared to $1.2 million at December 31, 2009. The majority of our loan sales involve residential real estate mortgage loans. These loan sales have no recourse, however sales are subject to proper compliance with standard underwriting rules that if not met, may allow the secondary market buyer to require the Company to repurchase the note. To date, the Company has received few requests to repurchase notes from secondary market purchasers and related expenses have not been material. However, there can be no assurance that we will not receive additional and increased requests to repurchase loans, in which case possible losses to the Bank could be material to results of operations. Also, from time to time, the Company sells the guaranteed portions of SBA loans with servicing rights and obligations usually retained.

     At December 31, 2010, Bancorp had $57.8 million in loans classified as troubled debt restructurings of which $15.5 million was on accrual status, with the remaining $42.3 million on nonaccrual status. Troubled debt restructurings were $22.8 million at December 31, 2009, of which $11.7 million was on accrual status, with the remaining $11.1 million on nonaccrual status. A total of $57.8 million and $22.8 million in troubled debt restructurings were considered impaired at year end 2010 and 2009, respectively. The modifications granted on troubled debt restructurings were due to borrower financial difficulty, and generally provide for a modification of loan terms. The increase in troubled debt restructures reflects an increase in the number of loan modifications in 2010, particularly with regard to loan maturities that have been extended. For more information regarding Bancorp’s troubled debt restructures and loans, see Note 3 “Loans and Allowance for Credit Losses” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

     At December 31, 2010, and 2009, we had $5.0 million and $3.9 million, respectively, in outstanding loans to persons serving as directors, senior officers, principal stockholders and their related interests. These loans were made substantially on the same terms, including interest rates, maturities and collateral, as those made to other customers of the Bank. At December 31, 2010, and 2009, the Bank had no banker’s acceptances.

     Below is a discussion of our loan portfolio by category.

     Commercial. The composition of commercial loans as of December 31, 2010 and December 31, 2009 was as follows:

(Dollars in thousands)		Percent of		Percent		Percent
	December 31, 2010	total	December 31, 2009	of total	Change	change
Commercial lines of credit:
Total commitment	$448,042		$492,394		$(44,352)	-9%
Outstanding balance	187,983	61%	221,779	60%	(33,796)	-15%
Utilization %	42.0%		45.0%

Commercial term loans:
Total commitment	$121,344		$148,298		$(26,954)	-18%
Outstanding balance	121,344	39%	148,298	40%	(26,954)	-18%

Total commercial lines and loans:
Total commitment	$569,386		$640,692		$(71,306)	-11%
Outstanding balance	309,327	100%	370,077	100%	(60,750)	-16%

     At December 31, 2010, the total balance of commercial loans and lines was $309.3 million or approximately 20% of the Company’s total loan portfolio. The commercial loan balance decreased by $60.8 million or 16% from $370.1 million at year end 2009. Commercial term loans accounted for $121.3 million or 39% of the total outstanding balance while $188.0 million or 61% consisted of commercial lines of credit. The weak economic environment over the past couple of years significantly reduced loan origination volume in the commercial category, as well as the line utilization which declined from 45% in 2009 to 42% in 2010 or towards the low end of our customers’ utilization range in past years. Commercial term loans are typically intermediate to long-term (two to ten years) secured credit used to finance capital equipment or provide working capital while commercial lines of credit are generally revolving loans typically used to finance short-term or seasonal working capital needs.

     Since the onset of the recessionary environment the Company elected to limit new loan originations to customers in certain sectors, including businesses related to the housing industry, as well as to exit certain high risk client relationships. However, in terms of our long term strategy we expect commercial businesses to be an important contributor to growth in loan balances and future revenues. The capital raises over the past 15 months support our efforts to strategically pursue opportunities in targeted commercial lending segments.

     In originating commercial loans and lines, our underwriting standards may include maximum loan to value ratios, minimum target levels for debt service coverage and other financial covenants specific to the loan and the borrower. Common forms of collateral pledged to secure our commercial loans are real estate, accounts receivable, inventory, equipment, agricultural crops and/or livestock and marketable securities. Commercial loans and lines of credit typically have maximum terms of one to ten years and loan to value ratios in the range of 50% to 80% at origination.

     Real Estate Construction. The composition of our real estate construction portfolio as of December 31, 2010, 2009, and 2008 is presented in the following table:

(Dollars in thousands)	December 31, 2010		December 31, 2009		Change		December 31, 2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial construction	$19,781	45%	$29,615	30%	$(9,834)	-33%	$92,615	32%
Two-step residential construction loans	1,132	3%	2,407	2%	(1,275)	-53%	53,084	19%
Residential construction to builders	12,301	28%	44,786	45%	(32,485)	-73%	71,296	25%
Residential subdivision or site development	10,903	24%	22,590	23%	(11,687)	-52%	68,485	24%
Net deferred fees	(32)	0%	(88)	0%	56	64%	(331)	0%
Total real estate construction loans	$44,085	100%	$99,310	100%	$(55,225)	-56%	$285,149	100%

     At December 31, 2010, the balance of real estate construction loans was $44.1 million, down $55.2 million or 56% from $99.3 million at December 31, 2009, which in turn was down from $285.1 million at December 31, 2008. Our construction loan portfolio has contracted dramatically as a result of real estate market conditions and our efforts to work through problem credits within this portfolio.

     Real estate construction loans to builders are generally secured by the property underlying the project that is being financed. Construction loans to builders and developers typically have terms from 12 to 24 months and initial loan to value ratios in the range of 60% to 85% based on the estimated “as-is” and “as-proposed” values of the project at the time of loan origination.

     At December 31, 2010, the Bank was within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines for concentrations in construction relative to the sum of Tier 1 capital and allowance for credit losses. New loan origination activity in this loan category has been and continues to be limited due to weak real estate market conditions.

     Real Estate Mortgage. The following table presents the components of our real estate mortgage loan portfolio:

(Dollars in thousands)	December 31, 2010		December 31, 2009		Change		December 31, 2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Mortgage	$67,525	19%	$74,977	20%	$(7,452)	-10%	$87,628	22%
Nonstandard mortgage product	12,523	4%	20,108	5%	(7,585)	-38%	32,597	8%
Home equity loans and lines of credit	268,968	77%	279,583	75%	(10,615)	-4%	272,983	70%
Total real estate mortgage	$349,016	100%	$374,668	100%	$(25,652)	-7%	$393,208	100%

     At December 31, 2010, the total real estate mortgage loan balance was $349.0 million or approximately 23% of the Company’s total loan portfolio. This included $12.5 million in our nonstandard mortgage product, a decline from $20.1 million at December 31, 2009 due primarily to borrower pay downs. There were only two nonstandard mortgage loans originated in 2010. At December 31, 2010, mortgage loans measured $67.5 million, of which $30.9 million consisted of standard residential mortgage loans to homeowners. The remaining $36.6 million was associated with commercial interests utilizing residences as collateral. Such commercial interests included $22.4 million related to businesses, $4.0 million related to condominiums, and $4.9 million related to residential land.

     Home equity lines and loans represented 77% or $269.0 million of the real estate mortgage portfolio. The Bank’s home equity lines and loans were almost entirely generated within our market area and were originated through our branches. The home equity portfolio peaked at year end 2009. Originations within this portfolio slowed significantly over the past two years as a result of the Bank’s ongoing analysis of market conditions and corresponding adjustments made to our pricing and underwriting standards as well as reduced customer demand. As shown below, the year end 2010 home equity line utilization percentage for loans originated in 2010 averaged approximately 50%, which was below that of loans originated in prior years.

(Dollars in thousands)	Year of Origination
							2004 &
	2010	2009	2008	2007	2006	2005	Earlier	Total
Home equity lines
Commitments	$23,679	$30,195	$58,022	$74,930	$74,980	$53,717	$80,612	$396,135
Outstanding balance	11,763	18,573	36,695	50,154	48,012	34,109	42,943	242,249

Utilization at year end (1)	49.7%	61.5%	63.2%	66.9%	64.0%	63.5%	53.3%	61.2%

Home equity loans
Outstanding balance	1,772	2,929	7,319	5,389	3,650	942	3,402	25,403

Total home equity outstanding	$13,535	$21,502	$44,014	$55,543	$51,662	$35,051	$46,345	$267,652

(1) For the purposes of utilization percentages, the outstanding balance does not include deferred costs and fees of $1.3 million

     Approximately 39% of the Bank’s home equity portfolio is in first lien position, and this collateral position helps mitigate overall portfolio risk. There were a significant amount of other types of loans as well as deposits derived from our home equity borrowers at year end 2010, which we believe were a result of our home equity line and loan portfolios being sourced to relationship customers through our branch network.

     The following table shows home equity lines of credit and loans by metropolitan service. The majority of our home equity lines and loans are secured by homes in the Portland-Beaverton, Oregon, Vancouver, Washington and Salem, Oregon markets, where most of our branches are also located.

(Dollars in thousands)	December 31, 2010		December 31, 2009
		Percent of		Percent of
Region	Amount	total	Amount	total
Portland-Beaverton, Oregon / Vancouver, Washington	$127,479	47.4%	$135,647	48.5%
Salem, Oregon	62,533	23.2%	64,241	23.0%
Oregon non-metropolitan area	27,615	10.3%	27,333	9.8%
Olympia, Washington	17,236	6.4%	18,803	6.7%
Washington non-metropolitan area	14,489	5.4%	15,541	5.6%
Bend, Oregon	5,692	2.1%	5,665	2.0%
Other	13,924	5.2%	12,353	4.4%
Total home equity loan and line portfolio	$268,968	100.0%	$279,583	100.0%

     Commercial Real Estate. The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands)	December 31, 2010		December 31, 2009
	Amount	Percent	Amount	Percent
Office Buildings	$182,376	22.3%	$193,233	22.4%
Retail Facilities	108,874	13.3%	114,697	13.3%
Industrial parks and related	59,493	7.3%	55,955	6.5%
Multi-Family - 5+ Residential	58,606	7.2%	50,498	5.9%
Medical Offices	55,294	6.8%	61,636	7.1%
Commercial/Agricultural	54,361	6.6%	62,366	7.2%
Manufacturing Plants	47,341	5.8%	55,216	6.4%
Hotels/Motels	35,724	4.4%	37,829	4.4%
Assisted Living	25,669	3.1%	26,600	3.1%
Mini Storage	24,678	3.0%	25,778	3.0%
Land Development and Raw Land	19,534	2.4%	26,594	3.1%
Food Establishments	16,370	2.0%	18,108	2.1%
Other	130,257	15.8%	133,683	15.5%
Total commercial real estate loans	$818,577	100.0%	$862,193	100.0%

     The commercial real estate portfolio decreased $43.6 million or 5% during 2010. While the level of prepayments of loans was low in 2010, new commercial real estate loan originations in 2010 continued at a modest level compared to levels prior to 2009, reflecting difficult market conditions. At year end 2010, office buildings and retail facilities accounted for 36% of the collateral securing the commercial real estate portfolio, similar to that of year end 2009. The Company’s underwriting of commercial real estate loans generally includes loan to value ratios at origination not exceeding 75% and debt service coverage ratios at 120% or better.

     The composition of the commercial real estate loan portfolio by occupancy type is as follows:

	December 31,		December 31,		Change
(Dollars in thousands)	2010		2009			Mix
	Amount	Percent	Amount	Percent	Amount	Percent
Owner occupied	$383,047	47%	$423,031	49%	$(39,984)	-9%
Non-owner occupied	435,530	53%	439,162	51%	(3,632)	-1%
Total commercial real estate loans	$818,577	100%	$862,193	100%	$(43,616)

     The owner occupied category of the Company’s commercial real estate portfolio decreased $40.0 million or 9% in 2010 and represented 47% of total commercial real estate loans at December 31, 2010. The non-owner occupied commercial real estate category remained relatively unchanged during 2010. We believe our commercial real estate portfolio to be a relatively mature portfolio.

     The following table shows the commercial real estate portfolio by current property location:

(Dollars in thousands)	December 31, 2010
		Number of	Percent of
Region	Amount	loans	total
Portland-Beaverton, Oregon / Vancouver, Washington	$440,506	742	53.8%
Salem, Oregon	145,217	408	17.7%
Oregon non-metropoliton area	56,601	172	6.9%
Seattle-Tacoma-Bellevue, Washington	38,742	42	4.7%
Washington non-metropoliton area	30,876	113	3.8%
Olympia, Washington	26,661	77	3.3%
Bend, Oregon	22,774	24	2.8%
Other	57,200	87	7.0%
Total commercial real estate loans	$818,577	1,665	100.0%

     As shown in the table above, the distribution of our commercial real estate portfolio at year end 2010 reflected our branch presence in our operating markets fairly well. At year end 2010 the average loan balance in our commercial real estate portfolio was less than $.5 million.

     The following table shows the commercial real estate portfolio by year of stated maturity:

	December 31, 2010
		Number of	Percent of
(Dollars in thousands)	Amount	loans	total
2011	$48,909	100	6.0%
2012	52,676	82	6.4%
2013 and after	716,992	1,483	87.6%
Total commercial real estate loans	$818,577	1,665	100.0%

     At year end 2010, the stated loan maturities in 2011 and 2012 totaled $101.6 million or 12.4% of the $818.6 million total commercial real estate portfolio.

Credit Management.

     Credit risk is inherent in our lending activities. We manage the general risks in the loan portfolio by following loan policies and underwriting practices designed to result in prudent lending activities. In addition, we attempt to manage our risk through our credit administration and credit review functions that are designed to help confirm our credit standards are being followed. Through the credit review function we monitor credit related policies and practices on a post approval basis. Significant findings and periodic reports are communicated to the chief credit officer and chief executive officer and, in certain cases, to the Loan, Investment, & Asset/Liability Committee, which is comprised of certain directors. Credit risk in the loan portfolio can be amplified by loan concentrations. We manage our concentration risk on an ongoing basis by establishing a maximum amount of credit that may be extended to any one borrower and by employing concentration limits that regulate exposure levels by product type and portfolio category. We also employ concentration limits by geography for certain commercial and residential real estate loans.

     Our residential construction portfolio, consisting of developers and builders, is a portfolio we consider to have higher risk. The prolonged downturn in residential real estate has slowed land, lot and home sales within our markets and has resulted in lengthening the absorption period for completed homes and has negatively affected borrower liquidity and collateral values. We have continued to reduce our exposure to residential construction by controlling origination activity and managing down loans to existing borrowers. Until our regional economy generates and sustains higher levels of overall business activity and employment levels, financial pressures will continue to challenge borrowers in many industry segments. We are closely monitoring our credit exposure in both owner occupied and non-owner occupied term real estate. An important component of managing risk in the commercial real estate portfolio involves stress testing, at both a portfolio and individual borrower level. Our stress test for individual commercial real estate borrowers focuses on examining project performance relative to cash flow and collateral value under a range of assumptions that include interest rates, absorption, unit sales prices, and capitalization rates. This level of risk monitoring assists the Bank to identify potential problem loans early and develop action plans on a timely basis, which may include requiring borrowers to provide curtailments, pledge additional collateral, or transfer the borrowing relationship to our special asset team for closer monitoring.

     Current economic conditions continue to challenge the banking industry. Consequently, we are tightly focused on monitoring and managing credit risk across all of our loan portfolios. As part of our ongoing lending process, a risk analysis is prepared for each primary credit action with the borrower before the funds are advanced. Most borrowers are assigned individual risk ratings which are based on our assessment of the borrower’s credit worthiness and the quality of our collateral position at the time a particular loan is made. Thereafter, credit risk ratings are evaluated on an ongoing basis focusing on our interpretation of relevant risk factors known to us at the time of each evaluation. Large credit relationships have their credit risk rating reviewed at least annually, and given current economic conditions, risk rating evaluations may occur more frequently. Our relationship managers play a critical role in this process by evaluating the ongoing financial condition of each borrower in their respective portfolio of loans. These activities include, but are not limited to, maintaining open communication channels with borrowers, analyzing periodic financial statements and cash flow projections, tracking financial trends, evaluating collateral, monitoring covenant compliance, and evaluating the financial capacity of guarantors. Collectively, these activities represent an ongoing process that results in an assessment of credit risk associated with each commercial, real estate construction and commercial real estate loan consistent with our internal risk rating guidelines. Our risk rating process is a central component in estimating the required allowance for credit losses, as discussed in the Allowance for Credit Losses section which follows. Credit files are also examined periodically on a sample test basis by our credit review department and internal auditors, as well as by regulatory examiners.

     Although a risk of nonpayment exists with respect to all loans, certain specific types of risks are associated with different types of loans. The expected source of repayment of loans is generally the cash flow of a particular project, income from the borrower's business, conversion of trading assets to cash, proceeds from the sale of real property, proceeds of refinancing, or personal income. Real estate is frequently a material component of collateral for our loans. Risks associated with loans secured by real estate include the risks of decreasing land and property values, material increases in interest rates, deterioration in local economic conditions, changes in tax policies, and tightening credit or refinancing markets. A concentration of loans within any one market area may increase these risks.

Nonperforming Assets and Delinquencies

     Nonperforming assets. The following table presents information with respect to nonperforming assets as of the dates shown:

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Nonperforming loans:
Commercial	$13,377	$36,211	$6,250	$2,401	$385
Real estate construction:
Commercial real estate construction	4,077	1,488	2,922	-	-
Residential real estate construction	6,615	22,373	90,712	22,121	567
Total real estate construction	10,692	23,861	93,634	22,121	567
Real estate mortgage:
Mortgage	9,318	11,563	8,283	552	-
Nonstandard mortgage	5,223	8,752	15,229	-	-
Home equtiy	950	2,036	1,043	-	-
Real estate mortgage	15,491	22,351	24,555	552	-
Commercial real estate	21,671	16,778	3,145	1,353	516
Installment and other consumer	-	144	6	-	-
Total loans on nonaccrual status	61,231	99,345	127,590	26,427	1,468
Loans past due 90 days or more but not on
nonaccrual status	-	-	-	-	-
Other real estate owned	39,459	53,594	70,110	3,255	-
Total nonperforming assets	$100,690	$152,939	$197,700	$29,682	$1,468
Percentage of nonperforming assets to
total assets	4.09%	5.60%	7.86%	1.12%	0.06%

Total assets	$2,461,059	$2,733,547	$2,516,140	$2,646,614	$2,465,372

     Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing interest, and OREO. At December 31, 2010, total nonperforming assets were $100.7 million, or 4.1% of total assets, which was down from $152.9 million, or 5.6% of total assets, at December 31, 2009. The balance of total nonperforming assets reflected write downs totaling $53.6 million or 35% from the original loan principal balance compared to write downs of 38% twelve months ago. The decline in total nonperforming assets in 2010 was caused by the combination of OREO sales and net charge-offs exceeding the inflow of additional nonaccrual loans. Total nonaccrual loans declined by $38.1 million to $61.2 million at December 31, 2010, from $99.3 million at year end 2009. During 2010, nonaccrual loan balances declined significantly within the commercial and residential real estate construction categories, while increasing in commercial real estate construction and term commercial real estate categories.

     Generally, loans are placed on nonaccrual status and no interest is accrued when factors indicate collection of interest or principal in accordance with the contractual terms is doubtful or when the principal or interest payment becomes 90 days past due. For such loans, previously accrued but uncollected interest is reversed and charged against current earnings and additional income is only recognized to the extent payments are subsequently received and the loan is placed back on accrual status. Interest income foregone on nonaccrual loans was approximately $6.5 million, $10.7 million, and $13.6 million in 2010, 2009, and 2008, respectively.

     A loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral less selling costs if the loan is collateral dependent. Loans that are measured at lower of cost or fair value and certain large groups of smaller balance homogeneous loans collectively measured for impairment are excluded from impairment measurement. Impaired loans are charged off promptly to the allowance for loan losses when management believes, after considering economic, market, and business conditions, collection efforts, collateral position, and other factors deemed relevant, that the borrower’s financial condition is such that collection of principal and interest is not probable.

     For the years ended December 31, 2010, 2009, and 2008, interest income recognized on impaired loans totaled $568,000, $526,000, and $1,195,000, respectively. Interest income on loans is accrued daily on the principal balance outstanding.

     OREO. The following table presents activity in the total OREO portfolio for the periods shown:

(Dollars in thousands)	December 31, 2010		December 31, 2009
	Amount	# of properties	Amount	# of properties
Beginning balance	$53,594	672	$70,110	288
Additions to OREO	25,199	123	74,174	699
Capitalized improvements	3,185	-	4,933	-
Valuation adjustments	(6,649)	-	(18,562)	-
Disposition of OREO properties	(35,870)	(393)	(77,061)	(315)
Ending balance	$39,459	402	$53,594	672

     OREO is real property that the Bank has taken possession of either through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in full or partial satisfaction of a loan or loans. During 2010, the Company remained focused on OREO property disposition activities, resulting in the sale of $35.9 million in OREO property compared to $77.1 million in 2009. The Company assumed $25.2 million in additional OREO properties in 2010, down from $74.2 million during 2009. Reflecting lower OREO balances as well as a slowing trend in declines in local residential real estate values, OREO valuation adjustments fell to $6.6 million in 2010 from $18.6 million in 2009. At December 31, 2010, the OREO portfolio consisted of 402 properties valued at $39.5 million. The year-end OREO balance reflected write-downs totaling 51% from the original loan principal compared to 49% twelve months earlier. As shown below, the largest categories of the OREO balance at December 31, 2010, were attributable to homes followed by residential site development projects located within our footprint. The residential site development balance and number of such properties declined in 2010 due to continued lot sales.

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

     Expenses from the acquisition, maintenance and disposition of OREO properties are included in other noninterest expense in the consolidated statements of income (loss). It will be critical to our operating results for us to dispose of OREO properties in a timely fashion and at valuations that are consistent with our expectations. Continued decline in market values in our area would lead to additional valuation adjustments, which would have an adverse effect on our results of operation.

     In addition to OREO sales, the Bank also completed 19 short sales in 2010 for total proceeds of $3.6 million. Short sales occur when we accept an agreement with a borrower to sell the Bank's collateral on a loan that produces net proceeds that are less than what is owed. The obligor receives no proceeds; however, the debt is fully extinguished. A short sale is an alternative to foreclosure. The losses on short sales and valuation adjustments on loans prior to taking property into OREO are recorded directly to the allowance for loan losses.

     The following table presents categories of the OREO portfolio for the periods shown:

(Dollars in thousands)	December 31,	# of	December 31,	# of
	2010	properties	2009	properties
Homes	$17,297	69	$29,435	118
Residential site developments	7,340	245	14,851	453
Lots	3,700	56	5,235	71
Land	5,135	12	1,607	7
Income producing properties	5,162	7	1,255	4
Condominiums	128	2	982	12
Multifamily	697	11	229	7
Total	$39,459	402	$53,594	672

     Delinquencies. Bancorp also monitors delinquencies, defined as balances 30-89 days past due, not in nonaccrual status, as an important indicator for future nonperforming assets. Total delinquencies were 0.18% of total loans at December 31, 2010, down from 0.49% at December 31, 2009. During 2010, delinquencies declined in all loan categories. We had the largest decrease in delinquencies in our commercial real estate portfolio, in which delinquencies have decreased from $4.0 million at December 31, 2009 to $0.6 million at December 31, 2010. The amount of delinquencies and the percentage of categories or total loans represented by delinquencies may increase or decrease by a fair amount from period to period and not necessarily reflect a negative or positive trend in the underlying credit quality of the loan portfolio.

     The following table summarizes total delinquent loan balances by type of loan for the periods shown:

	December 31,
(Dollars in thousands)	2010	% of	2009	% of	2008	% of
	Amount	category	Amount	category	Amount	category
Commercial	$52	0.02%	$1,151	0.31%	$2,814	0.58%
Real estate construction	-	0.00%	606	0.61%	1,940	0.68%
Real estate mortgage	2,062	0.59%	2,649	0.71%	1,934	0.49%
Commercial real estate	555	0.07%	3,962	0.46%	1,324	0.15%
Installment and other consumer	52	0.34%	59	0.32%	80	0.36%

Total loans 30-89 days past due,
not in nonaccrual status	$2,721		$8,427		$8,092

Delinquent loans to total loans	0.18%		0.49%		0.39%

Allowance for Credit Losses and Net Loan Charge-offs

     Allowance for Credit Losses. An allowance for credit losses has been established based on management’s best estimate, as of the balance sheet date, of probable losses inherent in the loan portfolio. The actual losses may vary significantly from the estimated amounts. For more information regarding the Company’s allowance for credit losses, see the discussion under the subheading “Allowance for Credit Losses” in the section “Critical Accounting Policies” included in Item 7 of this report below. The allowance for credit losses is comprised of two primary components: the allowance for loan losses, which is the sum of the specific reserve, formula and unallocated allowance relating to loans in the loan portfolio, and the reserve for unfunded commitments. Our methodology for determining the allowance for credit losses consists of several key elements, which include:
  Specific Reserve Allowances. Specific reserve allowances may be established when management can estimate the amount of an impairment of a loan, typically on a non real estate collateralized loan or to address the unique risks associated with a group of loans or particular type of credit exposure. The Company does not establish specific reserve allowances on collateral dependent impaired loans. Impairment amounts related to these loans are charged off to the allowance for credit losses when impairment is established.

  Formula Allowance. The formula allowance is calculated by applying loss factors to individual loans based on the assignment of risk ratings, or through the assignment of loss factors to homogenous pools of loans. Changes in risk ratings of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and such other data as management believes to be pertinent, and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.

  Unallocated Allowance. The unallocated loan loss allowance represents an amount for imprecision or uncertainty that is inherent in estimates used to determine the allowance. In determining whether to carry an unallocated allowance and, if so, the amount of the allowance, management considers a variety of qualitative factors, including regional economic and business conditions that impact important categories of our portfolio, loan growth rates, the depth and skill of lending staff, the interest rate environment, and the results of bank regulatory examinations and findings of our internal credit analysts. The current level of unallocated reserves is high by historical standards; however, the Company believes higher levels of unallocated reserves are appropriate given downward pressure on real estate values and higher levels of uncertainty associated with strained economic conditions.

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
     At December 31, 2010, the allowance for credit losses was $41.1 million or 2.67% of total loans, consisting of a $33.5 million formula allowance, a $6.2 million unallocated allowance, a $.6 million specific reserve allowance and a $.8 million reserve for unfunded commitments. At December 31, 2009, the allowance for credit losses was $39.4 million or 2.29% of total loans, consisting of a $33.4 million formula allowance, a $5.0 million unallocated allowance and a $1.0 million reserve for unfunded commitments. At December 31, 2010, a specific reserve allowance in the amount of $.6 million was established for impaired loans considered to be troubled debt restructurings, which are still on accrual status, as compared to no such specific reserve allowance at year end 2009. At December 31, 2010, within the formula allowance, the Company had $2.9 million and .9 million allocated to home equity lines and loans and overdrafts, respectively. During 2010, our provision for credit losses exceeded net charge-offs, increasing the allowance for credit losses by $1.7 million. The primary elements affecting the provision expense were net charge-offs, a continued negative risk rating migration, and increases to loss factors in the allowance for credit losses model for certain categories of the Bank’s loan portfolio. The allowance for credit losses was 65% of nonperforming loans at year end 2010, up from 40% at December 31, 2009. Compared to 2009 we experienced a slowdown in the unfavorable risk rating migration within the loan portfolio. During 2010, we also released reserves as certain loans moved from being included in the formula valuation allowance to being individually measured for impairment.

     At December 31, 2010, and 2009, Bancorp had loans that were considered to be impaired of $76.7 million and $98.8 million, respectively. The average balance of impaired loans for the years ended December 31, 2010, and 2009, was $78.0 million and $134.3 million, respectively.

     Overall, we believe that the allowance for credit losses is adequate to absorb losses in the loan portfolio at December 31, 2010. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, qualitative and complex judgments as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may later need to significantly adjust the allowance for credit losses considering factors in existence at such time, including economic, market, or business conditions and the results of ongoing internal and external examination processes.

     Changes in the total allowance for credit losses for full years ended December 31, 2010, through December 31, 2006, are presented in the following table:

	December 31,
(Dollars in thousands)	2010	2009	2008	2007	2006
Loans outstanding at end of period	$1,536,270	$1,724,842	$2,064,796	$2,172,669	$1,947,690
Average loans outstanding during the period	$1,622,445	$1,914,975	$2,146,870	$2,094,977	$1,745,777

Allowance for credit losses, beginning of period	$39,418	$29,934	$54,903	$23,017	$20,469
Allowance for loan losses, from acquisition	-	-	-	-	887
Loans charged off:
Commercial	(5,229)	(22,411)	(6,464)	(3,798)	(831)
Commercial real estate construction	(811)	(325)	(1,422)	-	-
Residential real estate construction	(2,211)	(28,287)	(10,105)	-	-
Two-step residential construction	(554)	(6,963)	(42,483)	(2,540)	-
Total real estate construction	(3,576)	(35,575)	(54,010)	(2,540)	-
Mortgage	(2,430)	(10,022)	(1,811)	-	-
Nonstandard mortgage	(2,224)	(3,666)	(3,036)	-	-
Home equity	(2,807)	(3,394)	(249)	(71)	(48)
Total real estate mortgage	(7,461)	(17,082)	(5,096)	(71)	(48)
Commercial real estate	(1,321)	(5,383)	(826)	-	-
Installment and consumer	(706)	(840)	(531)	(254)	(130)
Overdraft	(1,183)	(1,054)	(1,328)	(1,050)	(912)
Total loans charged off	(19,476)	(82,345)	(68,255)	(7,713)	(1,921)
Recoveries:
Commercial	1,073	1,005	203	269	501
Commercial real estate construction	-	-	-	-	-
Residential real estate construction	697	44	-	-	-
Two-step residential construction	-	241	2,339	7	-
Total real estate construction	697	285	2,339	7	-
Mortgage	247	11	-	-	-
Nonstandard mortgage	5	1	38	-	-
Home equity	128	35	32	33	36
Total real estate mortgage	380	47	70	33	36
Commercial real estate	28	151	-	2	4
Installment and consumer	92	65	78	112	75
Overdraft	203	219	229	220	233
Total recoveries	2,473	1,772	2,919	643	849
Net loans charged off	(17,003)	(80,573)	(65,336)	(7,070)	(1,072)
Provision for credit losses loans other than two-step loans	18,098	83,756	30,867	7,976	2,733
Provision for credit losses two-step loans	554	6,301	9,500	30,980	-
Total provision for credit losses	18,652	90,057	40,367	38,956	2,733
Allowance for credit losses, end of period	$41,067	$39,418	$29,934	$54,903	$23,017

Components of allowance for credit losses
Allowance for loan losses	$40,217	$38,490	$28,920	$46,917	$23,017
Reserve for unfunded commitments	850	928	1,014	7,986	-
Total allowance for credit losses	$41,067	$39,418	$29,934	$54,903	$23,017

Ratio of net loans charged off to average
loans outstanding	1.05%	4.21%	3.04%	0.34%	0.06%
Ratio of allowance for loan losses to end of
period loans	2.62%	2.23%	1.40%	2.16%	1.18%
Ratio of allowance for credit losses to end of
period loans	2.67%	2.29%	1.45%	2.53%	1.18%

     Net Loan Charge-offs. During 2010, total net loan charge-offs were $17.0 million, a decline from $80.6 million in 2009. Net loan charge-offs in 2008 were $65.3 million. Net loan charge-offs reflect the realization of net losses in the loan portfolio that were recognized previously through the provision for credit losses. The total net loan charge-off to total average loans outstanding was 1.05% for the year ended 2010, down from 4.21% in 2009 and 3.04% in 2008. The net loan charge-offs decreased in 2010 in all major loan categories when compared to 2009.

     The following table summarizes net loan charge-offs by type of loan for the periods shown:

(Dollars in thousands)	December 31, 2010		December 31, 2009

	Net loan charge-	% of average	Net loan charge-	% of average
	offs	loan category	offs	loan category
Commercial	4,156	1.26%	21,406	4.92%
Commercial real estate construction	811	3.61%	325	0.49%
Residential real estate construction	2,068	4.00%	34,965	25.85%
Total real estate construction	2,879	3.88%	35,290	17.55%
Mortgage	2,183	3.16%	10,011	12.88%
Nonstandard mortgage	2,219	15.27%	3,665	17.58%
Home equity	2,679	0.96%	3,359	1.16%
Total real estate mortgage	7,081	1.95%	17,035	4.39%
Commercial real estate	1,293	0.15%	5,232	0.60%
Installment and consumer	614	4.12%	775	4.20%
Overdraft	980	68.87%	835	56.19%
Total loan net charge-offs	$17,003	1.05%	$80,573	4.21%

Deposits and Borrowings

     We predominantly use customer deposits complimented by FHLB borrowings to fund earning assets. The composition of our funding mix has and will continue to depend on our funding needs, customer demand for various deposit products, interest rate risk position, funding costs of the various alternatives, the level and shape of the yield curve, collateral requirements for borrowings, the relative cost and availability of other funding sources including government lending or investment programs, and credit market conditions. Borrowings may be used to manage short-term and long-term funding needs when they are less expensive than deposits, or when necessary to adjust our interest rate risk position.

     The following table summarizes the average amount of, and the average rate paid on, each of the deposit and borrowing categories for the periods shown:

	2010			2009			2008
		Percent	Rate		Percent	Rate		Percent	Rate
(Dollars in thousands)	Average Balance	of total	Paid	Average Balance	of total	Paid	Average Balance	of total	Paid
Demand deposits	$540,280	26.7%	-	$499,283	23.9%	-	$470,601	23.0%	-
Interest bearing demand	335,134	16.5%	0.13%	298,002	14.2%	0.26%	279,227	13.6%	0.70%
Savings	103,531	5.1%	0.27%	89,903	4.3%	0.79%	71,542	3.5%	0.81%
Money market	659,542	32.5%	0.60%	617,881	29.5%	1.33%	658,360	32.2%	2.22%
Total non-time deposits	1,638,487	80.8%	0.28%	1,505,069	71.9%	0.64%	1,479,730	72.3%	1.16%
Time deposits	388,500	19.2%	1.92%	587,299	28.1%	2.51%	566,195	27.7%	3.60%
Total deposits	2,026,987	100%	0.60%	2,092,368	100%	1.17%	2,045,925	100%	1.84%

Short-term borrowings	7,570		6.52%	44,220		1.82%	149,016		2.89%
Long-term borrowings 1	257,019		3.75%	259,865		3.15%	151,743		4.50%
Total borrowings	264,589		3.83%	304,085		2.95%	300,759		3.71%

Total deposits and borrowings	$2,291,576		1.27%	$2,396,453		1.76%	$2,346,684		2.60%

1 Long-term borrowings include junior subordinated debentures.

     Average total deposits in 2010 decreased 3.1% or $65.4 million from 2009. However, our deposit mix shifted significantly towards demand, savings and money market categories during 2010 and these categories represented over 80% of average total deposits in 2010. Due to our goal of lowering costs of funds in light of the contracting loan portfolio and weak customer demand for time deposits, we reduced average time deposits balances by $198.8 million in 2010. The 2010 average rate paid on total deposits of .60% declined 57 basis points from 2009. Looking forward, we intend to price our deposit products competitively in connection with our efforts to maintain our strong relationship deposit base. Deposit growth remains a key strategic focus for us, and our marketing efforts are primarily focused on long-term growth in business and consumer relationships with deposit accounts and balances in lower cost categories such as demand deposits, interest bearing demand, savings and money market accounts. Whether we will be successful maintaining and growing our deposit base, and particularly our low cost deposit base, will depend on various risk factors including deposit pricing, the effects of competitive pricing pressure, changing customer deposit behavior, regulatory changes, consumer’s evaluation of bank stability, market interest rates and our success in competing for deposits in uncertain economic and market conditions. Adverse developments with respect to any of these risk factors could limit our ability to attract and retain deposits.

     The time deposits category includes certificates of deposit originated at our branches, deposits obtained from internet listing services and brokered deposits, which include both wholesale brokered deposits and deposits arising out of the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”) network that are treated as brokered deposits for regulatory purposes. The CDARS network uses a deposit matching program to match CDARS deposits in other participating banks, dollar for dollar, enabling participating institutions to make additional FDIC coverage available to customers.

     At December 31, 2010, brokered deposits totaled $30.4 million or 2% of period end deposits, of which $.5 million were reciprocal CDARS deposits and $29.9 million were wholesale brokered deposits compared to $72.4 million in total brokered deposits at December 31, 2009, of which $19.8 million were reciprocal CDARS deposits and $52.6 million were wholesale brokered deposits. CDARS deposits declined $19.3 million during 2010. Time deposits obtained via internet listing services totaled $8.4 million at December 31, 2010. While as of year end 2010, the Company had no plans to renew maturing brokered deposits, we may consider taking wholesale brokered deposits and CDARS deposits in the future if management determines that is appropriate to maintain or grow our deposit funding base in such manner.

     As of December 31, 2010, time deposits are presented below at the earlier of the next repricing date or maturity:

	Time deposits
(Dollars in thousands)	of $100,000 or more		Other time deposits		Total time deposits
	Amount	Percent	Amount	Percent	Amount	Percent
Reprice/mature in 3 months or less	$17,959	20.4%	$52,241	27.9%	$70,200	25.5%
Reprice/mature after 3 months through 6 months	25,439	28.9%	43,353	23.1%	68,792	25.0%
Reprice/mature after 6 months through one year	24,501	27.9%	48,033	25.6%	72,534	26.3%
Reprice/mature after one year through five years	20,089	22.8%	43,796	23.4%	63,885	23.2%
Reprice/mature after five years	-	0.0%	-	0.0%	-	0.0%
Total	$87,988	100.0%	$187,423	100.0%	$275,411	100.0%

     Approximately 77% of our time deposits will mature and reprice in the next 12 months. Historically, the Company has been able to retain and or expand time deposits by increasing rates paid, which increases our funding cost. The level of time deposits in the future depends on customer preferences for time deposits, market interest rates and the slope of the yield curve, our need for deposit funding volume, customer perceptions of the Bank, as well as the pricing required to retain and attract time deposits relative to other funding alternatives including borrowings from the FHLB.

	December 31,		December 31,
(Dollars in thousands)	2010		2009
Time deposits less than $100,000	$187,423	68%	$313,452	60%
Time deposits $100,000 to $250,000	64,528	23%	162,886	31%
Time deposits greater than $250,000	23,460	9%	48,187	9%
Total time deposits	$275,411	100%	$524,525	100%

     As shown above, time deposits of $100,000 or more represented about 32% of total time deposits at year end 2010, down from 40% at December 31, 2009. This was caused primarily by rate sensitive, high balance, time deposits moving into other deposit products or leaving the bank.

     As of December 31, 2010, long-term and short-term borrowings through the FHLB had the following terms remaining to their contractual maturities:

(Dollars in thousands)	Due in three	Three months	Due after one year	Due after
	months or less	through one year	through five years	five years	Total
Short-term borrowings	$-	$-	$-	$-	$-
Long-term borrowings 1	-	-	168,599	-	168,599
Total borrowings	$-	$-	$168,599	$-	$168,599

1 Based on contractual maturities; actual terms may vary based on call dates.

     Average total borrowings of $213.6 million in 2010 decreased from $253.1 million in 2009 due to the prepayment of about $99.1 million of FHLB borrowings in the second quarter of 2010. The Company may consider prepaying additional FHLB borrowings in the future and this may result in a prepayment expense, which would reduce net interest income and net income at such time.

     At December 31, 2010, six wholly-owned subsidiary grantor trusts established by Bancorp had issued and sold $51.0 million of trust preferred securities that remain outstanding. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture. The trusts used all of the net proceeds from each sale of trust preferred securities to purchase a like amount of junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company’s obligations under the junior subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures and may be subject to earlier redemption as provided in the indentures. The Company has the right to redeem the junior subordinated debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. At December 31, 2010, the Company had no plans to redeem these junior subordinated debentures.

     The following table is a summary of outstanding trust preferred securities at December 31, 2010:

(Dollars in thousands)
		Preferred security	Rate		Rate at		Next possible
Issuance Trust	Issuance date	amount	type 1	Initial rate	12/31/10	Maturity date	redemption date 2
West Coast Statutory Trust III	September 2003	$7,500	Variable	6.75%	3.25%	September 2033	Currently redeemable
West Coast Statutory Trust IV	March 2004	$6,000	Variable	5.88%	3.09%	March 2034	Currently redeemable
West Coast Statutory Trust V	April 2006	$15,000	Variable	6.79%	1.73%	June 2036	June 2011
West Coast Statutory Trust VI	December 2006	$5,000	Variable	7.04%	1.98%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	$12,500	Variable	6.90%	1.85%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	$5,000	Variable	6.74%	1.68%	June 2037	June 2012
	Total	$51,000		Weighted rate	2.16%

1 The variable rate preferred securities reprice quarterly.
2 Securities are redeemable at the option of Bancorp following these dates.

     The interest rates on all issued trust preferred securities reset quarterly and are tied to the London Interbank Offered Rate (“LIBOR”) rate. There were no purchases, redemptions, or maturities of trust preferred securities in 2010. During 2009, the Company exercised its right to defer regularly scheduled interest payments on junior subordinated debentures related to its trust preferred securities. At December 31, 2010, the Company had a balance in other liabilities of $1.8 million in accrued and unpaid interest expense related to these junior subordinated debentures and it may not pay dividends on its capital stock until all accrued but unpaid interest has been paid in full. The average balance of junior subordinated debentures in 2010 was $51.0 million, unchanged from 2009.

Capital Resources

     The Federal Reserve and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. For more information on this topic, see the discussion under the subheading “Capital Adequacy Requirements” in the section “Supervision and Regulation” included in Item 1 of this report. The following table summarizes the capital measures of Bancorp and the Bank at December 31, 2010:

					Bank-level
	West Coast Bancorp		West Coast Bank		guideline requirements
	December 31,		December 31,		Adequately	Well
	2010	2009	2010	2009	Capitalized	Capitalized
Tier 1 risk-based capital ratio	17.47%	7.17%	16.79%	14.11%	4.00%	6.00%
Total risk-based capital ratio	18.74%	9.13%	18.05%	15.37%	8.00%	10.00%
Leverage ratio	13.02%	5.37%	12.51%	10.57%	4.00%	5.00%

Total stockholders' equity	$272,560	$249,058	$310,487	$288,477

     Bancorp’s total risk-based capital ratio improved to 18.74% at December 31, 2010, up from 9.13% at December 31, 2009. Bancorp's Tier 1 risk-based capital ratio increased to 17.47% from 7.17% in 2010, and its leverage ratio increased to 13.02% from 5.37% over the same period. Bancorp’s capital ratios improved dramatically over year end 2009 principally as a result of the mandatory conversion of Series A preferred stock issued in the Company's October 2009 private capital raise, with net proceeds of $139.2 million, into 71.4 million common shares following receipt of shareholder approvals relating to the transactions on January 27, 2010. The $9.3 million in net proceeds from the rights offering completed during first quarter 2010, $7.0 million in net proceeds from issuances under our discretionary equity issuance program during the second quarter 2010, and a continued reduction in the Company’s risk weighted assets over the past 12 months also contributed to improved capital ratios at Bancorp.

     The total capital ratio at the Bank improved to 18.05% at December 31, 2010, from 15.37% at December 31, 2009, while the Bank’s Tier 1 capital ratio increased from 14.11% to 16.79% over the same period. The leverage ratio at the Bank improved to 12.51% at December 31, 2010, from 10.57% at December 31, 2009. Improved capital ratios at the Bank were primarily attributable to the rights offering and discretionary equity issuance program in 2010, as well as a decline in the balance of the Bank’s risk weighted assets during 2010. From the net proceeds of the private capital raise of $139.2 million, $5.0 million was retained by Bancorp and $134.2 million was contributed to the Bank as a capital contribution.

     Bancorp’s stockholders’ equity was $272.6 million at December 31, 2010, up from $249.1 million at December 31, 2009. The total risk based capital ratios of Bancorp included $51.0 million of junior subordinated debentures of which $51.0 million and $36.6 million qualified as Tier 1 capital at December 31, 2010, and 2009, respectively, under guidance issued by the Federal Reserve and because of the Company’s size on the determined date, grandfathered as Tier 1 capital under the Dodd-Frank Act. Bancorp expects to continue to rely on common equity and junior subordinated debentures to remain well capitalized, although it does not expect to issue additional junior subordinated debentures in the near term.

     The Company closely monitors and manages its capital position. The combination of the private capital raise, the rights offering and the discretionary equity issuance program increased capital by $155.5 million. During 2009, the Company also suspended its quarterly cash dividend, which cannot be reinstated without regulatory consent. In addition, the Company exercised its right to defer payment of interest on its outstanding debentures issued in connection with its trust preferred securities. As a result, the Company did not pay dividends or make payments on its junior subordinated debentures issued in connection with its trust preferred securities beginning in the third quarter of 2009. As noted above, the Company has taken significant steps to increase and preserve capital and reduce risk based assets over the past two years.

     While Bancorp believes its capital at the present time is sufficient and has no current plan to raise additional capital, Bancorp may take steps to raise additional capital in the future. The Company may offer and issue equity, hybrid equity or debt instruments, including convertible preferred stock or subordinated debt. Any equity or debt financing, if available at all, may be dilutive to existing shareholders or include covenants or other restrictions that limit the Company’s activities.

Liquidity and Sources of Funds

     The Bank’s primary sources of funds include customer deposits, advances from the FHLB, maturities of investment securities, sales of “Available for Sale” securities, loan and OREO sales, loan repayments, net income, if any, loans taken out at the Federal Reserve discount window, and the use of Federal Funds markets. Scheduled loan repayments and investment securities maturities are a relatively stable source of funds, while deposit inflows, loan and OREO sales and unscheduled loan prepayments are not. Deposit inflows, loan and OREO sales and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, market and general economic factors.

     Deposits are the primary source of new funds. Total deposits were $1.9 billion at December 31, 2010, down from $2.1 billion at December 31, 2009. Over the past 12 months our loan to deposit ratio remained relatively unchanged and measured 79% at December 31, 2010, as reductions in time deposit balances offset the decline in the loan portfolio. At December 31, 2010, the investment securities portfolio was $646.1 million and represented a significant 28% of total earning assets. In light of the substantial liquidity position, a portion of which carried a higher cost of funds than amounts being earned and therefore has an adverse impact on net interest income and operating results, we reduced brokered, internet, and other term deposits, as well as FHLB borrowings, during 2010.

     The primary liquidity ratio is equal to the sum of net cash, short-term and marketable assets divided by the sum of net deposits and short-term liabilities. The net non-core funding dependency ratio is non-core liabilities less short-term investments divided by long-term assets. The following table summarizes the primary liquidity and non-core liability ratios for the periods shown:

	December 31,
	2010	2009
Primary liquidity	37%	38%
Net non-core funding dependency	6%	10%

     At year end 2010, the Company’s primary and net non-core funding dependency ratios remained strong. At December 31, 2010, the Bank had outstanding borrowings of $168.6 million against its $373.0 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility at year end 2010 was subject to collateral and stock ownership requirements, as well as restrictions on the term of borrowings. The Bank also had a Federal Funds line of credit agreement with a correspondent financial institution of $5.0 million at December 31, 2010. The use of such Federal Funds line is subject to certain conditions. Additionally, at December 31, 2010, the Bank had an available discount window credit line with the Federal Reserve of approximately $34.0 million with no balance outstanding. As with the other lines, each advance under the credit arrangement with the Federal Reserve is subject to prior Federal Reserve consent. For more information regarding the Company’s outstanding borrowings, see Note 9 “Borrowings” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

     The holding company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the holding company’s liquidity, which is required to pay interest on Bancorp’s junior subordinated debentures, any shareholder cash dividends and other expenses, comes from dividends declared and paid by the Bank. In addition, the holding company may receive cash from the exercise of options and the issuance of equity securities. Under the Written Agreement, Bancorp may not directly or indirectly take dividends or other forms of payment representing a reduction in capital from the Bank without the prior written approval of the Reserve Bank and the DFCS. Also, under our MOU, the Bank may not pay dividends to the holding company without the consent of the FDIC and the DFCS. At December 31, 2010, the holding company did not have any borrowing arrangements of its own.

     Management expects to continue relying on customer deposits, cash flow from investment securities, and sales of “Available for Sale” securities, as its most important sources of liquidity. In addition, the Bank may from time to time obtain additional liquidity from loan and OREO sales, loan repayments, internet deposit listing services, federal funds markets, the Federal Reserve discount window and other borrowings as well as from net income. Borrowings may be used on a short-term and long-term basis to compensate for reductions in other sources of funds. Borrowings may also be used on a long-term basis to support expanded lending activities and to match maturities, duration, or repricing intervals of assets. The sources of such funds may include, but are not limited to, Federal Funds purchased, reverse repurchase agreements and borrowings from the FHLB.

     For more information on this topic, see the discussion under the section “Risk Factors” included in Item 1A of this report.

Off Balance Sheet Arrangements

     At December 31, 2010, the Bank had commitments to extend credit of $571.6 million, which was up 1% compared to $564.4 million at December 31, 2009. For additional information regarding off balance sheet arrangements and future financial commitments, see Note 20 “Financial Instruments with Off Balance Sheet Risk” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report. We are party to many contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit.

     The table below presents certain future financial obligations including payments required under retirement plans which are included in “Other long-term liabilities:”

	Payments due within time period at December 31, 2010
(Dollars in thousands)				Due After Five
	0-12 Months	1-3 Years	4-5 Years	Years	Total
Operating leases 1	$3,937	$7,851	$6,520	$10,237	$28,545
Junior subordinated debentures 2 3	2,893	2,207	2,207	72,799	80,106
Long-term borrowings 3	5,345	133,160	42,690	-	181,195
Other long-term liabilities	213	413	416	1,055	2,097
Total	$12,388	$143,631	$51,833	$84,091	$291,943

1 Operating leases do not include increases in common area charges.
2 Junior subordinated debenture obligations reflect contractual maturities which are 30 years from origination and do not reflect possible call dates.
3 Long-term borrowings and junior subordinated debenture obligations reflect interest payment obligations based on December 31, 2010 contractual interest rates.

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

     Allowance for Credit Losses. Our methodology for establishing the allowance for credit losses considers a series of risk factors, both quantitative and qualitative, to reflect changes in the collectability of the portfolio not captured solely by the historical loss data. These factors augment actual loss experience and help to estimate the probability of loss within the loan portfolio based upon emerging or inherent risk trends. Qualitative factors include concentration, past due, non-accrual/adversely classified, and troubled debt restructure trends. New products and expansion into new geographic regions can increase the uncertainties in management’s evaluation of the factors that are part of establishment of an allowance for credit losses that is believed to be adequate. Changes in any of the above factors could have a significant effect on the calculation of the allowance for credit losses in any given period. This discussion should be read in conjunction with our audited consolidated financial statements and related notes included in Item 8 of this report, and the section “Allowance for Credit Losses and Net Loan Charge-offs” in this Item 7 of this report.

     Valuation of OREO. The Bank takes possession of OREO as part of its lending business, as real estate serves as collateral for many of the Bank’s loans. OREO is initially recorded in our financial statements at the lower of the carrying amount of the loan or fair value of the property less the estimated costs to sell the property. Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. If there is a difference between management’s assessment of fair value less estimated cost to sell and the carrying value of the loan at the date a particular property is transferred into OREO, the difference is charged to the allowance for credit losses. Thereafter, management periodically assesses its estimate of fair value, often by means of new appraisals or reduction of property listing price. Any resulting decreases in the estimated fair value of OREO are considered valuation adjustments and trigger a corresponding charge to the line item “Other real estate owned sales and valuation adjustments and (loss) gain on sales” within total noninterest income of the consolidated statements of income (loss). At December 31, 2010, the Bank had $39.5 million of OREO.

     Income Taxes. We are subject to the income tax laws of the United States and primarily the state of Oregon. We account for income taxes using the asset and liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes.” Our income tax benefit or expense is estimated and reported in the Consolidated Statements of Income (Loss) and includes both current and deferred tax expense or benefits and reflects taxes to be paid or refunded for the current period. Current taxes payable represent the Company’s expected federal tax liability and are reported in other liabilities on the consolidated balance sheets.

     We determine our deferred income taxes using the balance sheet method, under which the net deferred tax asset or liability is based on the tax effects of the differences between the book and tax bases of assets and liabilities, and changes in tax rates and laws are recognized in the period in which they occur. Deferred income tax expense or benefit is recorded based on changes in deferred tax assets and liabilities between periods. The Company records net deferred tax assets to the extent these assets will more likely than not be realized. In making the determination whether a deferred tax asset is more likely than not to be realized, management seeks to evaluate all available positive and negative evidence including the possibility of future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not that all or some portion of the deferred tax asset will not be realized. Based on its evaluation of the Company’s deferred tax assets as of December 31, 2010, management determined that it was appropriate to have a deferred tax asset valuation allowance of $23.5 million which reduces the deferred tax asset to reflect only that portion that more likely than not will be realized. This amount was determined to be $5.8 million as of that date.

     In reaching the determination to record the deferred tax asset valuation allowance, management evaluated all available evidence. A significant element of objective evidence continues to be the Company’s $117.3 million cumulative, pretax loss over the three year period ended December 31, 2010. This objective evidence limits management's ability to consider other subjective evidence, including any subjective expectation of continued profitability in the future. Going forward, management will review the deferred tax asset on a quarterly basis. Any future reversals of the deferred tax asset valuation allowance, including a reduction for the effect of pretax income, would decrease the Company’s income tax expense and increase net income. In the event management later determines that the Company is more likely than not to be able to realize the tax benefits of its cumulative losses in recent years, all or part of the deferred tax asset valuation allowance may be reversed.

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

     The following table shows the approximate percentage changes in forecasted net interest income over a 12-month period and in the present value of equity under several rate scenarios. For the net interest income analysis, three rate scenarios are compared to a stable (unchanged from December 31, 2010) rate scenario:

Stable rate scenario compared to:	Percent Change in
Net Interest Income
Up 200 basis points	1.9%
Up 100 basis points	.1%
Down 100 basis points	-1.4%

     As illustrated in the above table, we estimate our balance sheet was slightly asset sensitive over a 12 month horizon at December 31, 2010, meaning that interest earning assets are expected to mature or reprice more quickly than interest-bearing liabilities in a given period. A decrease in market rates of interest could adversely affect net interest income, while an increase in market rates may increase net interest income slightly. At December 31, 2009, we also estimated that our balance sheet was slightly asset sensitive. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities.

     For the present value of equity analysis, the results are compared to the net present value of equity using the yield curve as of December 31, 2010. This curve is then shifted up and down and the net present value of equity is computed. This table does not include flattening or steepening yield curve effects.

December 31, 2010	Percent Change in
Change in Interest Rates	Present Value of Equity
Up 200 basis points	-3.7%
Up 100 basis points	-2.0%
Down 100 basis points	-1.9%

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

     The following table sets forth the estimated maturity and repricing and the resulting interest rate gap between interest earning assets and interest bearing liabilities at December 31, 2010. The amounts in the table are derived from internal Bank data regarding maturities and next repricing dates including contractual repayments.

	Estimated Maturity or Repricing at December 31, 2010
(Dollars in thousands)				Due After
	0-3 Months	4-12 Months	1-5 Years	Five Years	Total
Interest Earning Assets:
Interest earning balances due from banks	$131,952	$-	$-	$-	$131,952
Federal funds sold	3,367	-	-	-	3,367
Trading assets	808	-	-	-	808
Investments available for sale1 2	52,957	59,241	285,711	248,203	646,112
Federal Home Loan Bank Stock, held at cost1	12,148	-	-	-	12,148
Loans held for sale	3,102	-	-	-	3,102
Loans, including fees	588,190	252,532	629,721	65,827	1,536,270
Total interest earning assets	$792,524	$311,773	$915,432	$314,030	2,333,759
Allowance for loan losses					(40,217)
Cash and due from banks					42,672
Other assets					124,845
Total assets					$2,461,059

Interest Bearing Liabilities:
Savings, interest bearing demand
and money markets 3	$56,262	$137,723	$440,419	$474,941	$1,109,345
Time deposits	70,202	141,324	63,885	-	275,411
Borrowings 2	-	-	168,599	-	168,599
Junior subordinated debentures	51,000	-	-	-	51,000
Total interest bearing liabilities	$177,464	$279,047	$672,903	$474,941	1,604,355
Other liabilities					584,144
Total liabilities					2,188,499
Stockholders' equity					272,560
Total liabilities & stockholders' equity					$2,461,059

Interest sensitivity gap	$615,060	$32,726	$242,529	$(160,911)	$729,404
Cumulative interest sensitivity gap	$615,060	$647,786	$890,315	$729,404
Cumulative interest sensitivity gap
as a percentage of total assets	25%	26%	36%	30%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
West Coast Bancorp
Lake Oswego, Oregon

We have audited the accompanying consolidated balance sheets of West Coast Bancorp and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related statements of income (loss), changes in stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2011 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

March 10, 2011

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars and shares in thousands)	2010	2009
ASSETS
Cash and cash equivalents:
Cash and due from banks	$42,672	$47,708
Federal funds sold	3,367	20,559
Interest-bearing deposits in other banks	131,952	234,830
Total cash and cash equivalents	177,991	303,097
Trading securities	808	731
Investment securities available for sale, at fair value
(amortized cost: $645,246 and $564,615, respectively)	646,112	562,277
Federal Home Loan Bank stock, held at cost	12,148	12,148
Loans held for sale	3,102	1,176
Loans	1,536,270	1,724,842
Allowance for loan losses	(40,217)	(38,490)
Loans, net	1,496,053	1,686,352
Premises and equipment, net	26,774	28,476
Other real estate owned, net	39,459	53,594
Core deposit intangible, net	358	637
Bank owned life insurance	25,313	24,417
Other assets	32,941	60,642
Total assets	$2,461,059	$2,733,547

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand	$555,766	$542,215
Savings and interest bearing demand	445,878	422,838
Money market	663,467	657,306
Time deposits	275,411	524,525
Total deposits	1,940,522	2,146,884
Short-term borrowings	-	12,600
Long-term borrowings	168,599	250,699
Junior subordinated debentures	51,000	51,000
Reserve for unfunded commitments	850	928
Other liabilities	27,528	22,378
Total liabilities	2,188,499	2,484,489
Commitments and contingent liabilities (Notes 12 and 20)
Stockholders' equity:
Preferred stock: no par value, 10,000 shares authorized;
Series A issued and outstanding: none at December 31, 2010, and
1,429 at December 31, 2009	-	118,124
Series B issued and outstanding: 121 at December 31, 2010 and 2009	21,124	21,124
Common stock: no par value, 250,000 shares authorized;
issued and outstanding: 96,431 at December 31, 2010 and 15,641 at December 31, 2009	229,722	93,246
Retained earnings	21,175	17,950
Accumulated other comprehensive income (loss)	539	(1,386)
Total stockholders' equity	272,560	249,058
Total liabilities and stockholders' equity	$2,461,059	$2,733,547

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

Years ended December 31 (Dollars and shares in thousands, except per share amounts)	2010	2009	2008
INTEREST INCOME:
Interest and fees on loans	$88,409	$100,356	$129,517
Interest on taxable investment securities	14,493	8,646	7,700
Interest on nontaxable investment securities	2,175	2,776	3,251
Interest on deposits in other banks	493	366	38
Interest on federal funds sold	6	6	340
Total interest income	105,576	112,150	140,846

INTEREST EXPENSE:
Savings, interest bearing demand deposits and money market	4,664	9,684	17,174
Time deposits	7,466	14,758	20,375
Short-term borrowings	494	806	4,312
Long-term borrowings	8,502	6,693	4,201
Junior subordinated debentures	1,143	1,482	2,634
Total interest expense	22,269	33,423	48,696
Net interest income	83,307	78,727	92,150
Provision for credit losses	18,652	90,057	40,367
Net interest income (loss) after provision for credit losses	64,655	(11,330)	51,783

NONINTEREST INCOME:
Service charges on deposit accounts	15,690	15,765	15,547
Payment systems related revenue	11,393	9,399	9,033
Trust and investment services revenue	4,267	4,101	5,413
Gains on sales of loans	1,197	1,738	2,328
Other real estate owned valuation adjustments and (loss) gain on sales	(4,415)	(26,953)	(5,386)
Other noninterest income	3,003	4,438	3,252
Other-than-temporary impairment losses	-	(192)	(6,338)
Gains on sales of securities	1,562	833	780
Total noninterest income	32,697	9,129	24,629

NONINTEREST EXPENSE:
Salaries and employee benefits	45,854	44,608	47,500
Equipment	6,247	8,120	7,117
Occupancy	8,894	9,585	9,440
Payment systems related expense	4,727	4,036	3,622
Professional fees	3,991	4,342	4,317
Postage, printing and office supplies	3,148	3,201	3,834
Marketing	3,086	2,990	3,583
Communications	1,525	1,574	1,722
Goodwill impairment	-	13,059	-
Other noninterest expense	12,865	16,773	9,188
Total noninterest expense	90,337	108,288	90,323

INCOME (LOSS) BEFORE INCOME TAXES	7,015	(110,489)	(13,911)
PROVISION (BENEFIT) FOR INCOME TAXES	3,790	(19,276)	(7,598)
NET INCOME (LOSS)	$3,225	$(91,213)	$(6,313)

Basic earnings (loss) per share	$0.03	($5.83)	($0.41)
Diluted earnings (loss) per share	$0.03	($5.83)	($0.41)

Weighted average common shares	87,300	15,510	15,472
Weighted average diluted shares	90,295	15,510	15,472

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31 (Dollars in thousands)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,225	$(91,213)	$(6,313)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	8,778	8,281	4,520
Amortization of tax credits	1,085	1,320	1,264
Deferred income tax provision (benefit)	(2,540)	11,926	3,811
Amortization of intangibles	279	358	437
Provision for credit losses	18,652	90,057	40,367
Goodwill impairment	-	13,059	-
Decrease in accrued interest receivable	892	591	5,535
Decrease (Increase) in other assets	30,070	(14,854)	(12,268)
Loss on impairment of securities	-	192	6,338
Gains on sales of securities	(1,562)	(833)	(780)
Net loss on disposal of premises and equipment	61	186	14
Net other real estate owned valuation adjustments and loss (gain) on sales	4,415	26,953	5,386
Gains on sale of loans	(1,197)	(1,738)	(2,328)
Origination of loans held for sale	(34,927)	(66,485)	(61,159)
Proceeds from sales of loans held for sale	34,198	69,907	63,814
Increase (decrease) in interest payable	504	359	(579)
Increase (decrease) in other liabilities	1,651	3,345	(21,151)
Increase in cash surrender value of bank owned life insurance	(896)	(892)	(913)
Stock based compensation expense	2,089	1,520	2,865
Excess tax deficiency associated with stock plans	(357)	(496)	-
Increase (decrease) in trading securities	(77)	815	36
Net cash provided by operating activities	64,343	52,358	28,896

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	288,050	69,140	51,151
Proceeds from sales of available for sale securities	77,551	36,189	35,033
Purchase of available for sale securities	(449,665)	(467,360)	(32,854)
Purchase of Federal Home Loan Bank stock	-	(1,305)	(4,849)
Redemption of Federal Home Loan Bank stock	-	-	4,301
Investments in tax credits	-	(9)	(476)
Loans made to customers less (greater) than principal collected on loans	138,459	185,293	(38,373)
Proceeds from the sale of other real estate owned	38,106	68,670	16,969
Proceeds from the sales of premises and equipment	-	-	31
Capital expenditures on other real estate owned	(3,234)	(4,881)	(1,230)
Capital expenditures on premises and equipment	(2,265)	(1,275)	(3,124)
Net cash provided (used) by investing activities	87,002	(115,538)	26,579

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings and interest
bearing transaction accounts	42,752	182,273	(104,481)
Net increase (decrease) in time deposits	(249,114)	(59,768)	34,028
Proceeds from issuance of short-term borrowings	-	347,600	2,321,801
Repayment of short-term borrowings	(17,600)	(479,600)	(2,391,801)
Proceeds from issuance of long-term borrowings	4,400	192,240	42,959
Repayment of long-term borrowings	(81,500)	(20,000)	-
Proceeds from issuance of preferred stock, net of costs	-	139,248	-
Proceeds from secured borrowings	7,991	-	-
Proceeds from issuance of common stock-Rights Offering	10,000	-	-
Costs of issuance of common stock-Rights Offering	(650)	-	-
Proceeds from issuance of common stock-Discretionary Program	7,856	-	-
Costs of issuance of common stock-Discretionary Program	(817)	-	-
Activity in deferred compensation plan	262	(1)	(50)
Proceeds from issuance of common stock-stock options	4	-	25
Redemption of stock pursuant to stock plans	(35)	(22)	(190)
Tax expense associated with equity plans	-	-	(287)
Cash dividends paid	-	(471)	(6,503)
Net cash provided (used) by financing activities	(276,451)	301,499	(104,499)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(125,106)	238,319	(49,024)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	303,097	64,778	113,802
CASH AND CASH EQUIVALENTS AT END OF YEAR	$177,991	$303,097	$64,778

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

					Accumulated
					Other
(Shares and dollars in thousands)	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE, January 1, 2008	-	15,593	$89,882	$118,792	$(433)	$208,241
Comprehensive loss:
Net loss	-	-	-	(6,313)	-	$(6,313)
Other comprehensive loss, net of tax:
Net unrealized investment loss	-	-	-	-	(1,167)	(1,167)
Other comprehensive loss, net of tax	-	-	-	-	-	(1,167)
Comprehensive loss	-	-	-	-	-	$(7,480)
Cash dividends, $.29 per common share	-	-	-	(4,550)	-	(4,550)

Issuance of common stock-stock options	-	2	25	-	-	25
Redemption of stock pursuant to stock plans	-	(20)	(190)	-	-	(190)
Activity in deferred compensation plan	-	(7)	(50)	-	-	(50)
Issuance of common stock-restricted stock	-	128	-	-	-	-
Stock based compensation expense	-	-	2,865	-	-	2,865
Tax adjustment associated with stock plans	-	-	(287)	-	-	(287)
Post retirement benefit adjustment	-	-	-	(387)	-	(387)
BALANCE, December 31, 2008	-	15,696	92,245	107,542	(1,600)	198,187
Comprehensive loss:
Net loss	-	-	-	(91,213)	-	$(91,213)
Other comprehensive income, net of tax:
Net unrealized investment gain	-	-	-	-	2,149	2,149
Other comprehensive income, net of tax	-	-	-	-	-	2,149
Comprehensive loss	-	-	-	-	-	$(89,064)

Cumulative effect of adopting ASC 320	-	-	-	1,935	(1,935)	-
Cash dividends, $.02 per common share	-	-	-	(314)	-	(314)
Redemption of stock pursuant to stock plans	-	(12)	(22)	-	-	(22)
Issuance of Series A preferred stock, net of costs	118,124	-	-	-	-	118,124

Issuance of Series B preferred stock and warrant, net of costs	21,124	-	-	-	-	21,124
Activity in deferred compensation plan	-	(43)	(1)	-	-	(1)
Stock based compensation expense	-	-	1,520	-	-	1,520
Tax adjustment associated with stock plans	-	-	(496)	-	-	(496)
BALANCE, December 31, 2009	139,248	15,641	93,246	17,950	(1,386)	249,058
Comprehensive income:
Net income	-	-	-	3,225	-	$3,225
Other comprehensive income, net of tax:
Net unrealized investment gain	-	-	-	-	1,925	1,925
Other comprehensive income, net of tax	-	-	-	-	-	1,925
Comprehensive income	-	-	-	-	-	$5,150

Redemption of stock pursuant to stock plans	-	(58)	(35)	-	-	(35)
Conversion of Series A preferred stock	(118,124)	71,442	118,124	-	-	-
Issuance of common stock-Rights Offering,
net of costs		5,000	9,350	-	-	9,350
Issuance of common stock-Discretionary Program,
net of costs		2,804	7,039	-	-	7,039
Activity in deferred compensation plan	-	(13)	262	-	-	262
Issuance of common stock-stock options	-	2	4	-	-	4
Issuance of common stock-restricted stock	-	1,613	-	-	-	-
Stock based compensation expense	-	-	2,089	-	-	2,089
Tax adjustment associated with stock plans	-	-	(357)	-	-	(357)
BALANCE, December 31, 2010	21,124	96,431	$229,722	$21,175	$539	$272,560

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations. West Coast Bancorp (“Bancorp” or “the Company”) provides a full range of financial services including lending and depository services through West Coast Bank and its 65 branch banking offices in Oregon and Washington. West Coast Trust Company, Inc. (“West Coast Trust”) provides fiduciary, agency, trust and related services, and life insurance products.

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Bancorp, and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust and Totten, Inc., after elimination of material intercompany transactions and balances. West Coast Statutory Trusts III, IV, V, VI, VII and VIII are considered related parties to Bancorp and their financial results are not consolidated in Bancorp’s financial statements. Junior subordinated debentures issued by the Company to West Coast Statutory Trusts are included on the Company’s balance sheet as junior subordinated debentures.

     Basis of Financial Statement Presentation and the Use of Estimates in the Financial Statements. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and with prevailing practices within the banking and securities industries. Management is required to make certain estimates and assumptions when preparing the financial statements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the amounts of income and expense for the reporting period. Actual results could differ significantly from management’s estimates. Certain material estimates subject to significant change relate to the determination of the allowance for credit losses, the provision or benefit for income taxes, and the fair value of other real estate owned.

     Subsequent Events. The Company has evaluated events and transactions for potential recognition or disclosure through the day the financial statements were issued.

     Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, interest bearing deposits in other banks, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one-day periods.

     Supplemental Cash Flow Information. The following table presents supplemental cash flow information for the years ended December 31, 2010, 2009 and 2008.

(Dollars in thousands)	December 31,
	2010	2009	2008
Supplemental cash flow information:
Cash (received) paid in the year for:
Interest	$21,765	$33,063	$49,275
Income taxes, net	(27,742)	(14,585)	4,385
Noncash investing and financing activities:
Change in unrealized gain (loss) on available
for sale securities, net of tax	$1,925	$2,149	$(1,167)
Dividends declared and accrued in other liabilities	-	-	157
Sale of SBA loans - transfer to other assets	7,991	-	-
Settlement of secured borrowings	(4,906)	-	-
OREO and premises and equipment expenditures
accrued in other liabilities	74	242	129
Transfer of loans to OREO	25,199	74,174	87,881

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Trading Securities. Debt and equity securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and reported at fair value, with realized and unrealized gains and losses included in noninterest income. Trading securities held at December 31, 2010 and 2009 are related solely to assets held in a rabbi trust for the benefit of the Company’s deferred compensation plans.

     Investment Securities Available for Sale. Investment securities classified as available for sale are not trading securities but may be sold before maturity in response to changes in the Company’s interest rate risk profile, funding needs or demand for collateralized deposits by public entities. Available for sale securities are carried at fair value with unrealized gains and losses, net of any tax effect, reported within accumulated other comprehensive income (loss) in stockholders’ equity. Premiums and discounts are amortized or accreted over the estimated life of the investment security as an adjustment to the yield. For purposes of computing realized gains and losses, the cost of securities sold is determined using the specific identification method. The Company analyzes investment securities for other-than-temporary impairment (“OTTI”) on a quarterly basis. For equity securities where declines in fair value are deemed other-than-temporary and the Company does not have the ability and intent to hold the securities until recovery, OTTI is recognized in noninterest income. The Company considers whether a debt security will be sold or if it is likely to be required to be sold prior to the recovery of any unrealized loss. Intent to sell or a requirement to sell debt securities prior to recovery would result in recognizing the entire impairment as OTTI in noninterest income. If the Company does not intend to sell impaired debt securities, will not be required to sell them prior to recovery, and the Company does not expect to recover its entire amortized cost basis of the securities, the portion of impairment loss specifically related to credit losses is recognized in noninterest income. The portion of impairment loss related to all other factors is recognized as a separate category in other comprehensive income (loss).

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

     Federal Home Loan Bank Stock. Federal Home Loan Bank of Seattle (the “FHLB”) stock is carried at cost which equals its par value because the shares can only be redeemed with the FHLB at par and it lacks a market. The Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages and FHLB advances. Stock redemptions are at the discretion of the FHLB or of the Company, upon prior notice to the FHLB of five years for FHLB B stock or six months for FHLB A stock. The Bank considers FHLB stock a restricted security. The Company periodically analyzes FHLB stock for OTTI. The evaluation of OTTI on FHLB stock is based on an assessment of the ultimate recoverability of cost rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (a) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (c) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (d) the liquidity position of the FHLB. The Company analyzed FHLB stock for OTTI and concluded that no impairment exists at December 31, 2010.

     Loans Held for Sale. Loans held for sale includes mortgage loans that are carried at the lower of cost or market value. Market value generally approximates cost because of the short duration these assets are held by us. Gains and infrequent losses are recognized in the consolidated statement of income (loss) as the proceeds from sale less the net book value of the loan including unamortized fees and capitalized direct costs. Servicing rights are typically not retained. In addition, we originate loans to customers under Small Business Administration (“SBA”) programs that generally provide for SBA guarantees of 50% to 85% of each loan. We periodically sell the guaranteed portion of certain SBA loans to investors and retain the unguaranteed portion and servicing rights in our loan portfolio. SBA loans are recorded and held within the loan portfolio until designated to be sold. Gains on these sales are earned through the sale of the guaranteed portion of the loan for an amount in excess of the adjusted carrying value of the portion of the loan sold. We allocate the carrying value of such loans between the portion sold, the portion retained and a value assigned to the right to service the loan. The difference between the adjusted carrying value of the portion retained and the face amount of the portion retained is amortized to interest income over the life of the related loan using a straight-line method over the anticipated lives of the pool of SBA loans. Certain sold SBA loans are subject to a borrower three payment “seasoning period” in which loan sale recourse applies if the borrower does not make timely payments. We record a gain on sale only after this seasoning period ends. During the seasoning period and upon receiving the cash proceeds, we record the transaction as a secured borrowing.

     Loans. Loans are reported at the amount of unpaid principal balance outstanding net of unearned income and deferred fees and costs. Loan and commitment fees and certain direct loan origination costs are deferred and recognized over the life of the loan and/or commitment period as yield adjustments. Interest income on loans is accrued daily on the unpaid principal balance outstanding as earned.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

     Nonaccrual Loans. Loans (including impaired loans) are placed on nonaccrual status when the collection of interest or principal has become 90 days past due or is otherwise considered doubtful. When a loan is placed on nonaccrual status, the Company stops accruing interest and unpaid accrued interest is reversed. In addition, the Company stops amortizing deferred fees and costs. For certain real estate construction loans accrued unpaid interest as well as qualifying capitalized interest is reversed. When management determines that the ultimate collectability of principal is in doubt, cash receipts on nonaccrual loans are applied to reduce the principal balance on a cash-basis method until the loans qualify for return to accrual status. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

     Impaired Loans. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral less selling costs if the loan is collateral dependent. For loans that are collateral dependent the Company charges off the amount of impairment at the time of impairment, rather than placing the impaired loan amount in a specific reserve allowance. Known impairments on non-real estate secured loans are charged off immediately rather than recording a specific reserve allowance in the allowance for loan losses.

     A loan is accounted for as a troubled debt restructure if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. A troubled debt restructure typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk. Troubled debt restructures are considered impaired and as such are typically measured based on the fair market value of the collateral less selling costs. Certain troubled debt restructures are considered impaired but remain in a performing status based on a current documented evaluation supporting the expectation of performance. These loans are measured for impairment based on the present value of expected future cash flows discounted at the loans original interest rate.

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

     Commitments to Extend Credit. Unfunded loan commitments are generally related to providing credit facilities to customers of the bank and are not actively traded financial instruments. These unfunded commitments are disclosed as commitments to extend credit in Note 20 in the notes to consolidated financial statements.

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

     Other Real Estate Owned (“OREO”). OREO is real property of which the Bank has taken possession or that has been deeded to the Bank through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in partial or full satisfaction of a loan or loans. OREO is initially recorded at the lower of the carrying amount of the loan or fair value of the property less estimated costs to sell. This amount becomes the property’s new basis. Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Management also periodically reviews OREO to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further OREO valuation adjustments or subsequent gains or losses on the final disposition of OREO are charged to other real estate owned valuation adjustments and (loss) gain on sales. Expenses from the maintenance and operations of OREO are included in other noninterest expense in the statements of income (loss).

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

     Core deposit intangibles are reviewed for impairment at least annually as of year-end. At December 31, 2010 it was determined that core deposit intangibles were not impaired. If impairment were deemed to exist, the core deposit intangibles would be written down to estimated fair value, resulting in a charge to earnings in the period in which the write down occurs.

     Income Taxes. Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in Bancorp’s income tax returns. The deferred tax provision (benefit) for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investment securities available for sale. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records net deferred tax assets to the extent these assets will more likely than not be realized. In making such determination, the Company assesses the available positive and negative evidence including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized. The Company’s accounting policy is to exclude deferred tax assets related to unrealized losses on its available for sale debt securities as these losses are expected to reverse and realization of the related deferred tax asset is not dependent on future taxable income. It is the Company’s accounting policy to include interest expense and penalties related to income taxes as a component of provision (benefit) for income taxes. See Note 17 “Income taxes” of the notes to consolidated financial statements for more detail.

     Operating Segments. Public enterprises are required to report certain information about their operating segments in the financial statements. The basis for determining the Company’s operating segments is the way in which management operates the businesses. Bancorp has identified two reportable segments, “banking” and “other” which includes West Coast Trust. See Note 22, “Segment and Related Information” of the notes to consolidated financial statements for more detail.

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

     Earnings (Loss) Per Share. Earnings (loss) per share is calculated under the two-class method. The two-class method is an earnings allocation formula that determines earnings (loss) per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is an instrument that may participate in undistributed earnings with common stock. The Company has issued restricted stock that qualifies as a participating security. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of options, warrants, conversion of preferred stock, and nonvested restricted stock were included unless those additional shares would have been anti-dilutive. For the diluted earnings (loss) per share computation, the treasury stock method is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate diluted earnings per share.

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

     New Accounting Pronouncements. In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance within the Accounting Standards Update (“ASU”) 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period will be required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The adoption of this guidance did not have any impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows.

     ASU 2010-20, “Receivables (Topic 310)—Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20,” temporarily deferred the effective date for disclosures related to troubled debt restructurings to coincide with the effective date of a proposed accounting standards update related to troubled debt restructurings, which is currently expected to be effective for periods ending after June 15, 2011. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows.

2. INVESTMENT SECURITIES

The following table presents the available for sale investment securities as of December 31, 2010 and 2009:

(Dollars in thousands)
December 31, 2010	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$14,347	$45	$-	$14,392
U.S. Government agency securities	193,901	836	(507)	194,230
Corporate securities	14,499	-	(5,107)	9,392
Mortgage-backed securities	359,965	5,853	(2,200)	363,618
Obligations of state and political subdivisions	51,111	1,789	(255)	52,645
Equity investments and other securities	11,423	437	(25)	11,835
Total	$645,246	$8,960	$(8,094)	$646,112

(Dollars in thousands)
December 31, 2009	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$24,907	$100	$-	$25,007
U.S. Government agency securities	104,168	300	(480)	103,988
Corporate securities	14,436	-	(4,683)	9,753
Mortgage-backed securities	344,179	3,013	(2,898)	344,294
Obligations of state and political subdivisions	67,651	2,562	(195)	70,018
Equity investments and other securities	9,274	2	(59)	9,217
Total	$564,615	$5,977	$(8,315)	$562,277

     Gross realized gains on the sale of investment securities included in earnings in 2010, 2009, and 2008 were $1,562,000, $833,000 and $814,000, respectively. Gross realized losses were $34,000 in 2008 and there were no such losses in 2010 and 2009.

     In 2008, the Company recorded OTTI charges totaling $6.3 million pretax consisting of $.4 million relating to an investment in a Lehman Brothers bond, $3.1 million related to two pooled trust preferred investments in our corporate securities portfolio, and $2.8 million for an investment in Freddie Mac preferred stock held in our equity and other securities portfolio. The $3.1 million OTTI related to two pooled trust preferred investments was subsequently reversed as of March 31, 2009 as a result of the FASB issuing authoritative guidance included in Accounting Standards Codification (“ASC”) 320 “Investments – Debt and Equity Securities” that amended other-than-temporary impairment guidance for debt securities to require a new other-than-temporary impairment model that shifts the focus from an entity’s intent to hold the debt security until recovery to its intent, or expected requirements to sell the debt security. This guidance is intended to provide greater clarity to investors about the credit and noncredit component of an OTTI event and to more effectively communicate when an OTTI event has occurred. This guidance was applied prospectively with a cumulative effect transition adjustment as of the beginning of the period in which it was adopted.

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

     Dividends on equity investments for the years 2010, 2009, and 2008 were $105,000, $106,000, and $294,000, respectively.

2. INVESTMENT SECURITIES (continued)

     Our U.S. Government agency securities increased by $90.2 million from December 31, 2009, to December 31, 2010, as part of our effort to improve liquidity, maintain portfolio diversification and provide collateral for public funds and borrowing sources such as the FHLB.

     The investment securities portfolio had a net unrealized gain of $.9 million at December 31, 2010 compared to a net unrealized loss of $2.3 million at December 31, 2009. Our corporate security portfolio had a $5.1 million unrealized loss at December 31, 2010. The majority of this loss was associated with the decline in market value of our investments in pooled trust preferred securities issued primarily by banks and insurance companies. An increase in credit and liquidity spreads contributed to the unrealized loss associated with these securities which had a $14.0 million amortized cost and an $8.9 million estimated fair value at December 31, 2010. These securities are rated C or better by the rating agencies that cover these securities and they have several features that reduce credit risk, including seniority over certain tranches in the same pool and the benefit of certain collateral coverage tests.

     The following tables provide the fair value and gross unrealized losses on securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$40,528	$(507)	$-	$-	40,528	(507)
Corporate securities	-	-	8,892	(5,107)	8,892	(5,107)
Mortgage-backed securities	110,414	(2,088)	978	(112)	111,392	(2,200)
Obligations of state and political subdivisions	4,084	(255)	-	-	4,084	(255)
Equity and other securities	1,776	(24)	1	(1)	1,777	(25)
Total	$156,802	$(2,874)	$9,871	$(5,220)	$166,673	$(8,094)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2009	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$65,422	$(480)	$-	$-	$65,422	$(480)
Corporate securities	-	-	9,253	(4,683)	9,253	(4,683)
Mortgage-backed securities	136,313	(2,074)	5,882	(824)	142,195	(2,898)
Obligations of state and political subdivisions	2,470	(49)	1,866	(146)	4,336	(195)
Equity and other securities	4,736	(59)	-	-	4,736	(59)
Total	$208,941	$(2,662)	$17,001	$(5,653)	$225,942	$(8,315)

     There were six investment securities with a 12 month or greater continuous unrealized loss in the investment portfolio at December 31, 2010, with a total unrealized loss of $5.2 million. In comparison, at December 31, 2009, there were nine investment securities with a 12 month or greater continuous unrealized loss in the investment portfolio, with a total unrealized loss of $5.7 million. The unrealized loss on these investment securities was primarily due to continued increased credit and liquidity spreads and an extension of expected cash flow causing a decline in the fair market value subsequent to the purchase of our pooled trust preferred securities (corporate security category). These securities had an estimated fair value of $8.9 million compared to a $14.0 million amortized cost at December 31, 2010. The value of most of our securities fluctuates as market interest rates change.

     There were a total of 28 securities in Bancorp’s investment portfolio at December 31, 2010, that have been in a continuous unrealized loss position for less than 12 months, with an amortized cost of $159.7 million and a total unrealized loss of $2.9 million. At December 31, 2009, there were a total of 37 securities in Bancorp’s investment portfolio that have been in a continuous unrealized loss position for less than 12 months, with an amortized cost of $211.6 million and a total unrealized loss of $2.7 million. The unrealized loss on these investment securities was predominantly caused by increases in credit and liquidity spreads. The fair value of these securities fluctuates as market interest rates change.

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

     At December 31, 2010 and 2009, the Company had $504.0 and $399.0 million, respectively, in investment securities being provided as collateral to the FHLB, the Federal Reserve Bank of San Francisco (the “Reserve Bank”), the State of Oregon and the State of Washington, and others for our borrowings and certain public fund deposits. At December 31, 2010 and December 31, 2009, Bancorp had no reverse repurchase agreements.

2. INVESTMENT SECURITIES (continued)

     The follow table presents the maturities of the investment portfolio at December 31, 2010:

(Dollars in thousands)	Available for sale
	Amortized cost	Fair value
U.S. Treasury securities
One year or less	$14,147	$14,181
After one year through five years	200	211
After five through ten years	-	-
Due after ten years	-	-
Total	14,347	14,392

U.S. Government agency securities:
One year or less	-	-
After one year through five years	163,481	164,087
After five through ten years	30,420	30,143
Due after ten years	-	-
Total	193,901	194,230

Corporate securities:
One year or less	-	-
After one year through five years	500	500
After five through ten years	-	-
Due after ten years	13,999	8,892
Total	14,499	9,392

Obligations of state and political subdivisions:
One year or less	6,223	6,328
After one year through five years	11,359	11,966
After five through ten years	28,668	29,441
Due after ten years	4,861	4,910
Total	51,111	52,645

Sub-total	273,858	270,659

Mortgage-backed securities	359,965	363,618
Equity investments and other securities	11,423	11,835
Total securities	$645,246	$646,112

     Mortgage-backed securities, including collateralized mortgage obligations and asset-backed securities, have maturities that will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The following table presents the loan portfolio as of December 31, 2010 and 2009:

(Dollars in thousands)	December 31,
	2010	2009
Commercial loans	$309,327	$370,077
Real estate construction	44,085	99,310
Real estate mortgage	349,016	374,668
Commercial real estate	818,577	862,193
Installment and other consumer	15,265	18,594
Total loans	1,536,270	1,724,842
Allowance for loan losses	(40,217)	(38,490)
Total loans, net	$1,496,053	$1,686,352

     Total loans decreased by 11% or $189 million from the balance at December 31, 2009, and the decrease reflected weak real estate markets and soft loan demand within our operating region which, on a historical basis, contributed to modest new loan origination volumes. At December 31, 2010 and 2009, Bancorp had $1.3 million and $1.2 million, respectively, of overdrafts classified as loans in the installment and other consumer loan category.

     The Company has lending policies and underwriting processes in place that are designed to make loans within an acceptable level of risk for the estimated return. Management reviews and approves these policies and processes on a regular basis. Management frequently reviews reports related to loan production, loan quality, loan delinquencies and nonperforming and potential problem loans. Diversification in the loan portfolio is a means of managing risk associated with fluctuations in economic conditions.

     Commercial loans are underwritten after evaluating and understanding the borrower’s ability to operate profitably and prudently execute its business. Underwriting standards are designed to promote relationship banking rather than transactional banking. The Company’s lending officers examine current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. Commercial loans are primarily made based on the identified cash flows of the borrower and secondarily on the underlying collateral provided by the borrower. The cash flows of borrowers, however, may not be as expected and the collateral securing these loans may fluctuate in value. Management monitors and evaluates commercial loans based on collateral, geography and risk rating criteria. Most commercial loans are secured by the assets being financed or other business assets such as accounts receivable or inventory and typically incorporate a personal guarantee; however, some short-term loans may be made on an unsecured basis. In the case of loans secured by accounts receivable, the availability of funds for the repayment of these loans may be substantially dependent on the ability of the borrower to collect amounts due from its customers.

     Commercial real estate loans are subject to underwriting standards and processes similar to commercial loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally largely dependent on the successful lease-up of the property securing the loan or the business conducted on the property securing the loan. Commercial real estate loans may be more adversely affected by conditions in the real estate markets or in the general economy. Management monitors and evaluates commercial real estate loans based on collateral, geography and risk rating criteria. As a general rule, the Company avoids financing single purpose projects unless other underwriting factors are present to help mitigate risk. The Company also utilizes third parties to provide insight and guidance about economic conditions and trends affecting market areas it serves.

     With respect to loans to real estate investors that are secured by non-owner occupied properties that the Company may originate from time to time, the Company generally requires the borrower to have had an existing relationship and have a proven record of positive business performance. Our residential and commercial construction portfolios are portfolios we consider to have higher risk. Construction loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates financial analysis of the developers, property owners, and investors as well as on a selective basis, feasibility studies. Construction loans are generally based upon estimates of costs and value associated with the complete project. These estimates may be inaccurate. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from the Company or other approved third party long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, pre-leasing that does not materialize, general economic conditions, the availability of long-term financing, and completion of construction within timelines and costs originally set forth.

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

     The Bank originates fixed and adjustable rate residential mortgages. These residential loans are typically sold on the secondary market with the servicing responsibility released by the Company. These loan sales have no recourse, however sales are subject to proper compliance with standard underwriting rules that if not met, may allow the secondary market buyer to require the Company to repurchase the note. Upon origination, these residential mortgage loans are recorded as loans held for sale until the sale has closed.

     The Bank originates home equity loans and lines through an online application system in which all applications are centrally reviewed with underwriting and verifications completed by an experienced underwriter. Monthly loan portfolio reports provide home equity loan performance monitoring. Annual review of credit policies document the acceptance of policy and procedure changes as needed. Credit risk is minimized by accepting borrowers with a proven credit history, verified income sources for repayment and owner occupied properties as acceptable collateral. Portfolio balances, performance and underwriting standards can be influenced by regional economic cycles related to unemployment levels, de-leveraging by borrowers, and market values for residential properties.

     The Company originates consumer loans utilizing a computer-based credit scoring analysis to supplement the underwriting process. To monitor and manage consumer loan risk, policies and procedures are developed and modified, as needed, jointly by line and staff personnel. This activity, coupled with relatively small loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, trend and outlook reports are reviewed by management on a regular basis.

     The Company maintains credit administration and credit review functions that are designed to help confirm our credit standards are being followed. Significant findings and periodic reports are communicated to the Chief Credit Officer and Chief Executive Officer and, in certain cases, to the Loan, Investment & Asset/Liability Committee, which is comprised of certain directors. The loan review process complements and reinforces the risk identification and assessment decisions made by lenders and credit personnel, as well as the Company’s policies and procedures.

     Loans greater than 90 days past due are classified into nonaccrual status. The following table presents an age analysis of the loan portfolio as of December 31, 2010 and 2009:

(Dollars in thousands)	December 31, 2010
	30 - 89 days	Greater than	Total	Current	Total
	past due	90 days past due	past due	loans	loans
Commercial	$953	$9,984	$10,937	$298,390	$309,327
Real estate construction	2,098	4,039	6,137	37,948	44,085
Real estate mortgage	4,662	5,669	10,331	338,685	349,016
Commercial real estate	3,988	12,157	16,145	802,432	818,577
Installment and other consumer	53	-	53	15,212	15,265
Total	$11,754	$31,849	$43,603	$1,492,667	$1,536,270

(Dollars in thousands)	December 31, 2009
	30 - 89 days	Greater than	Total	Current	Total
	past due	90 days past due	past due	loans	loans
Commercial	$7,540	$23,280	$30,820	$339,257	$370,077
Real estate construction	3,462	13,284	16,746	82,564	99,310
Real estate mortgage	7,215	11,399	18,614	356,054	374,668
Commercial real estate	5,626	3,227	8,853	853,340	862,193
Installment and other consumer	59	128	187	18,407	18,594
Total	$23,902	$51,318	$75,220	$1,649,622	$1,724,842

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

     The following table presents an analysis of impaired loans as of December 31, 2010 and 2009:

(Dollars in thousands)	December 31, 2010
	Unpaid principal	Impaired loans	Impaired loans	Total impaired	Related	Average
	balance1	with no allowance	with allowance	loan balance	allowance	balance
Commercial	$22,692	$13,377	$1,679	$15,056	$2	$19,992
Real estate construction	15,570	10,692	323	11,015	2	20,191
Real estate mortgage	28,856	15,491	7,828	23,319	443	20,610
Commercial real estate	28,717	21,648	5,634	27,282	103	17,187
Installment and other consumer	-	-	-	-	-	45
Total	$95,835	$61,208	$15,464	$76,672	$550	$78,025

(Dollars in thousands)	December 31, 2009
	Unpaid principal	Impaired loans	Impaired loans	Total impaired	Related	Average
	balance1	with no allowance	with allowance	loan balance	allowance	balance
Commercial	$55,150	$35,640	$-	$35,640	$-	$38,500
Real estate construction	36,455	23,861	-	23,861	-	58,703
Real estate mortgage	31,459	23,523	-	23,523	-	28,228
Commercial real estate	16,801	15,783	-	15,783	-	8,881
Installment and other consumer	-	-	-	-	-	14
Total	$139,865	$98,807	$-	$98,807	$-	$134,326

1 The unpaid principal balance on impaired loans represents the amount owed by the borrower. The carry value of impaired loans is lower than the unpaid principal balance due to charge-offs.

     At December 31, 2010 and 2009, Bancorp’s recorded investment in loans that were considered to be impaired was $76.7 million and $98.8 million, respectively. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. For loans that are collateral dependent; the Company charges off the amount of impairment at the time of impairment. At December 31, 2010, a specific reserve allowance in the amount of $.6 million was established related to $15.5 million of impaired loans which were considered to be troubled debt restructurings and were on accrual status, compared to no such specific reserve allowance for impaired loans at December 31, 2009.

     The average recorded investment in impaired loans for the years ended December 31, 2010, 2009 and 2008 was approximately, $78.0 million, $134.3 million and $128.6 million, respectively. For the years ended December 31, 2010, 2009 and 2008, interest income recognized on impaired loans totaled $568,000, $526,000, and $1,195,000, respectively.

     At December 31, 2010, Bancorp had $57.8 million in loans classified as troubled debt restructurings of which $15.5 million was on accrual status, with the remaining $42.3 million on nonaccrual status. The $57.8 million in troubled debt restructurings were considered impaired at December 31, 2010. Troubled debt restructurings were $22.8 million at December 31, 2009, of which $11.7 million was on accrual status, with the remaining $11.1 million on nonaccrual status. The modifications granted on troubled debt restructurings were due to borrower financial difficulty and generally provide for a temporary modification of loan terms.

     The following table presents nonaccrual loans by category as of December 31, 2010 and 2009:

	December 31,
(Dollars in thousands)	2010	2009
Commercial	$13,377	$36,211
Real estate construction	10,692	23,861
Real estate mortgage	15,491	22,351
Commercial real estate	21,671	16,778
Installment and other consumer	-	144
Total loans on nonaccrual status	$61,231	$99,345

     Loans on which the accrual of interest has been discontinued were approximately $61.2 million, $99.3 million and $127.6 million at December 31, 2010, 2009, and 2008, respectively. Interest income foregone on nonaccrual loans was approximately $6.5 million, $10.7 million and $13.6 million in 2010, 2009, and 2008, respectively.

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

     The Company uses a risk rating matrix to assign a risk rating to loans not evaluated on a homogenous pool level. At December 31, 2010, $1.10 billion of loans were risk rated and $439.4 million were evaluated on a homogeneous pool basis. Individually risk rated loans are rated on a scale of 1 to 10. A description of the general characteristics of the 10 risk ratings is as follows:
  Ratings 1, 2 and 3 - These ratings include loans to very high credit quality borrowers of investment or near investment grade. These borrowers have significant capital strength, moderate leverage, stable earnings and growth, and readily available financing alternatives. Smaller entities, regardless of strength, would generally not fit in these ratings. These ratings also include loans that are collateralized by U. S. Government securities and certificates of deposits.

  Rating 4 - These ratings include loans to borrowers of solid credit quality with moderate risk. Borrowers in these ratings are differentiated from higher ratings on the basis of size (capital and/or revenue), leverage, asset quality and the stability of the industry or market area.

  Ratings 5 and 6 - These ratings include “pass rating” loans to borrowers of acceptable credit quality and risk. Such borrowers are differentiated from Rating 4 in terms of size, secondary sources of repayment or they are of lesser stature in other key credit metrics in that they may be over-leveraged, undercapitalized, inconsistent in performance or in an industry or an economic area that is known to have a higher level of risk, volatility, or susceptibility to weaknesses in the economy. However, no material adverse trends are evident with borrowers in these pass ratings.

  Rating 7 - This rating includes loans on management’s “watch list” and is intended to be utilized on a temporary basis for pass rating borrowers where a significant risk-modifying action is anticipated in the near term.

  Rating 8 - This rating includes “Substandard” loans, in accordance with regulatory guidelines, for which the accrual of interest may or may not been discontinued. By definition under regulatory guidelines, a “Substandard” loan has defined weaknesses which make payment default or principal exposure likely, but not yet certain. Such loans are apt to be dependent upon collateral liquidation, a secondary source of repayment, or an event outside of the normal course of business.

  Rating 9 - This rating includes “Doubtful” loans in accordance with regulatory guidelines. Such loans are placed on nonaccrual status and may be dependent upon collateral having a value that is difficult to determine or upon some near-term event which lacks certainty.

  Rating 10 - This rating includes “Loss” loans in accordance with regulatory guidelines. Such loans are to be charged-off or charged-down when payment is acknowledged to be uncertain or when the timing or value of payments cannot be determined. “Loss” is not intended to imply that the loan or some portion of it will never be paid, nor does it in any way imply that there has been a forgiveness of debt.
     The Company considers loans assigned a risk rating 8 through 10 to be classified loans. The following table presents weighted average risk ratings of the loan portfolio and classified loans by category. The weighted average risk ratings did not exhibit material change from December 31, 2009 to December 31, 2010. Overall classified loans have decreased, both in total and as a percentage of the loan portfolio. Total commercial real estate classified loans increased during 2010, as this portfolio typically is challenged in the latter part of a weak economic period.

(Dollars in thousands)	December 31, 2010		December 31, 2009
	Weighted average	Classified	Weighted average	Classified
	risk rating	loans	risk rating	loans
Commercial	5.89	$32,895	5.92	$50,517
Real estate construction	7.33	24,131	7.18	38,337
Real estate mortgage	6.34	20,913	6.70	15,090
Commercial real estate	5.75	42,045	5.54	32,627
Installment and other consumer1	7.41	137	-	-
Total		$120,121		$136,571

Total loans risk graded	$1,096,859		$1,197,263

1 Installment and other consumer loans are primarily evaluated on a homogenous pool level and generally not individually risk rated unless certain factors are met.

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

     The following table presents loans by category that the credit risk is evaluated on a portfolio basis including our home equity lines of credit and certain small business loans. Important credit quality metrics for this portfolio include nonaccrual and past due status. Total loans evaluated on a homogeneous pool basis were $439.4 million and $527.6 million at December 31, 2010 and 2009, respectively.

(Dollars in thousands)	December 31, 2010			December 31, 2009
	Current	Nonaccrual	30 - 89 days	Current	Nonaccrual	30 - 89 days
	status	status	past due	status	status	past due
Commercial	$54,217	$245	$7	$57,635	$582	$29
Real estate construction	-	1,136	-	2,787	2,420	-
Real estate mortgage	269,862	4,958	1,931	318,176	14,540	1,102
Commercial real estate	90,782	1,334	8	110,557	989	167
Installment and other consumer	14,878	-	52	18,391	144	59
Total	$429,739	$7,673	$1,998	$507,546	$18,675	$1,357

     The allowance for credit losses is a reserve established through a provision for credit losses charged to expense, which represents management’s best estimate as of the balance sheet date, of probable losses that have been incurred within the existing loan portfolio. The allowance for credit losses is based on historical loss experience by type of credit and internal risk rating, specific homogeneous risk pools and specific loss allocations, with adjustments for current events and conditions. The Company’s process for determining the appropriate amount of the allowance for credit losses is designed to account for credit deterioration as it occurs. The provision for credit losses is reflective of loan quality trends, and considers trends related to nonaccrual loans, past due loans, potential problem loans, criticized loans and net charge-offs or recoveries, among other factors. The provision for credit losses also reflects the totality of actions taken on all loans for a particular period.

     The allowance for credit losses reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific loans; however, the entire allowance is available for any loan that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the performance of the overall loan portfolio, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

     The Company’s allowance for loan losses consists of three key elements: specific reserve allowances, formula allowance, and an unallocated allowance that represents an amount to capture risk associated with qualitative factors and uncertainty that is inherent in estimates used to determine the allowance.

     Specific reserve allowances may be established when management can estimate the amount of an impairment of a loan, typically on a non real estate collateralized loan or to address the unique risks associated with a group of loans or particular type of credit exposure. The Company does not establish specific reserve allowances on collateral dependent impaired loans. Impairment on these loans is charged off to the allowance for credit losses when impairment is established.

     The formula allowance is calculated by applying loss factors to individual loans based on the assignment of risk ratings, or through the assignment of loss factors to homogenous pools of loans. Changes in risk ratings of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and such other data as management believes to be pertinent, and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. At December 31, 2010 and 2009, the allowance for loan losses was $40.2 million and $38.5 million, respectively, while the reserve for unfunded commitments was $.8 million and $.9 million, respectively.

     The unallocated loan loss allowance represents an amount for imprecision or uncertainty that is inherent in estimates used to determine the allowance. In determining whether to carry an unallocated allowance and, if so, the amount of the allowance, management considers a variety of qualitative factors, including regional economic and business conditions that impact important categories of our portfolio, loan growth rates, the depth and skill of lending staff, the interest rate environment, and the results of bank regulatory examinations and findings of our internal credit examiners. Currently, we have an unallocated allowance for loan losses that is the result of our judgment about risks inherent in the loan portfolio due to economic uncertainties, as well as our evaluation of historical loss experience relative to current trends, and other subjective factors. The current level of unallocated reserves is high by historical standards; however, the Company believes higher levels of unallocated reserves are appropriate given downward pressure on real estate values and higher levels of uncertainty associated with strained economic conditions.

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

     The following is an analysis of the changes in the allowance for credit losses:

(Dollars in thousands)	Year Ended December 31,
	2010	2009	2008
Balance, beginning of period	$39,418	$29,934	$54,903
Provision for credit losses	18,652	90,057	40,367
Losses charged to the allowance	(19,476)	(82,345)	(68,255)
Recoveries credited to the allowance	2,473	1,772	2,919
Balance, end of period	$41,067	$39,418	$29,934

Components of allowance for credit losses
Allowance for loan losses	$40,217	$38,490	$28,920
Reserve for unfunded commitments	850	928	1,014
Total allowance for credit losses	$41,067	$39,418	$29,934

     The reduced provision for credit losses of $18.7 million for 2010, as compared to $90.1 million for 2009, was largely due to a slowdown in the unfavorable risk rating migration within the loan portfolio, lower loan net charge-offs, and, to a lesser extent, the release of reserves as certain loans moved from being included in the general valuation allowance to being individually measured for impairment. The provision for credit losses of $90.1 million for 2009 increased $49.7 million as compared to $40.4 million in 2008, primarily caused by negative risk rating changes within the loan portfolio and higher net charge-offs in our loan portfolio.

     The following table presents summary account activity of the allowance for credit losses by loan category as of December 31, 2010 and 2009:

(Dollars in thousands)	December 31, 2010
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Balance, beginning of period	$8,224	$7,240	$8,211	$9,492	$1,294	$4,957	$39,418
Provision for credit losses	4,474	113	7,025	4,262	1,574	1,204	18,652
Losses charged to the allowance	(5,229)	(3,576)	(7,461)	(1,321)	(1,889)	-	(19,476)
Recoveries credited to the allowance	1,072	697	381	29	294	-	2,473
Balance, end of period	$8,541	$4,474	$8,156	$12,462	$1,273	$6,161	$41,067

Loans valued for impairment:
Individually	$15,056	$11,015	$23,319	$27,282	$-	$-	$76,672
Collectively	294,271	33,070	325,697	791,295	15,265	-	1,459,598
Total	$309,327	$44,085	$349,016	$818,577	$15,265	$-	$1,536,270

(Dollars in thousands)	December 31, 2009
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Balance, beginning of period	$7,221	$7,875	$5,002	$6,552	$1,341	$1,943	$29,934
Provision for credit losses	22,409	34,656	20,244	8,171	1,563	3,014	90,057
Losses charged to the allowance	(22,411)	(35,576)	(17,082)	(5,382)	(1,894)	-	(82,345)
Recoveries credited to the allowance	1,005	285	47	151	284	-	1,772
Balance, end of period	$8,224	$7,240	$8,211	$9,492	$1,294	$4,957	$39,418

Loans valued for impairment:
Individually	$35,640	$23,861	$23,523	$15,783	$-	$-	$98,807
Collectively	334,437	75,449	351,145	846,410	18,594	-	1,626,035
Total	$370,077	$99,310	$374,668	$862,193	$18,594	$-	$1,724,842

4. PREMISES AND EQUIPMENT

     Premises and equipment consists of the following:

(Dollars in thousands)	December 31,
	2010	2009
Land	$4,439	$4,439
Buildings and improvements	31,002	30,832
Furniture and equipment	28,917	28,147
Construction in progress	398	370
	64,756	63,788
Accumulated depreciation	(37,982)	(35,312)
Total	$26,774	$28,476

     Depreciation included in occupancy and equipment expense amounted to $3.8 million, $5.9 million, and $4.7 million for the years ended December 31, 2010, 2009, and 2008, respectively. Depreciation for all premises and equipment is calculated using the straight-line method. The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists. No impairments were recorded during 2010, 2009, or 2008.

5. GOODWILL AND INTANGIBLE ASSETS

     The following table summarizes the changes in Bancorp’s goodwill and core deposit intangible asset for the periods shown:

(Dollars in thousands)		Core deposit
	Goodwill	intangible
Balance, January 1, 2009	$13,059	$995
Amortization	-	(358)
Impairment	(13,059)	-
Balance, December 31, 2009	$-	$637
Amortization	-	(279)
Balance, December 31, 2010	$-	$358

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

     The following table presents the forecasted core deposit intangible asset amortization expense for 2011 through 2013:

(Dollars in thousands)	Full year
expected
Year	amortization
2011	$199
2012	119
2013	40

6. OTHER REAL ESTATE OWNED, NET

     The following table summarizes Bancorp’s OREO for the years ended December 31, 2010 and 2009:

(Dollars in thousands)	December 31,
	2010	2009
Balance, beginning period	$53,594	$70,110
Additions to OREO	28,384	79,107
Disposition of OREO	(35,870)	(77,061)
Valuation adjustments in the period	(6,649)	(18,562)
Total OREO	$39,459	$53,594

     The following table summarizes Bancorp’s OREO valuation allowance for the years ended December 31, 2010 and 2009:

(Dollars in thousands)	December 31,
	2010	2009
Balance, beginning period	$9,489	$3,920
Valuation adjustments in the period	6,649	18,562
Deductions from the valuation allowance due to disposition	(8,554)	(12,993)
Total OREO valuation allowance	$7,584	$9,489

7. OTHER ASSETS

     The following table summarizes Bancorp’s other assets for the years ended December 31, 2010 and 2009:

(Dollars in thousands)	December 31,
	2010	2009
Deferred tax assets, net	$5,789	$3,249
Accrued interest receivable	9,522	10,415
Investment in affordable housing tax credits	3,915	4,833
Income taxes receivable	-	31,493
Other	13,715	10,652
Total other assets	$32,941	$60,642

     Bancorp has invested in two limited partnerships that operate qualified affordable housing properties. Tax credits and tax deductions from operating losses are passed through the partnerships to Bancorp. The Company accounts for these investments using the equity method.

8. BALANCES WITH THE FEDERAL RESERVE BANK

     The Bank is required to maintain cash reserves or deposits with the Federal Reserve Bank equal to a percentage of reservable deposits. The average required reserves for the Bank were $6.5 million and $6.1 million during the years ended December 31, 2010 and 2009, respectively.

9. BORROWINGS

     The following table summarizes Bancorp’s borrowings for the years ended December 31, 2010 and 2009:

(Dollars in thousands)	December 31,
	2010	2009
Short-term borrowings:
FHLB advances	$-	$12,600
Long-term borrowings:
FHLB non-putable advances	138,599	220,699
FHLB putable advances	30,000	30,000
Total long-term borrowings	168,599	250,699
Total borrowings	$168,599	$263,299

     FHLB advances are collateralized, as provided for in an “Advances, Security and Deposit Agreement” with the FHLB, by investment securities and qualifying loans. This advance agreement requires FHLB prior consent to utilize available credit. At December 31, 2010, the Company had additional borrowing capacity available at the FHLB of $504.4 million based on pledged collateral.

     Long-term borrowings at December 31, 2010, consisted of notes with fixed maturities (non-putable) and putable advances with the FHLB totaling $168.6 million. Total long-term borrowings with fixed maturities were $138.6 million, with rates ranging from 2.32% to 5.03%. Bancorp had three putable advances totaling $30.0 million, with original terms of five years at rates ranging from 2.45% to 3.78%. The scheduled maturities on these putable advances occur in February 2013, August 2013, and March 2014, although the FHLB may under certain circumstances require repayment of these putable advances prior to maturity. Principal payments due at scheduled maturity of Bancorp’s long-term borrowings at December 31, 2010, were $50.1 million in 2012, $76.3 million in 2013, and $42.2 million in 2014.

     Long-term borrowings at December 31, 2009 consisted of notes with fixed maturities and putable advances with the FHLB totaling $250.7 million. Total long-term borrowings with fixed maturities were $220.7 million. Bancorp had three putable advances totaling $30.0 million with original terms of five years, and final maturities in February 2013, August 2013, and March 2014. The FHLB may under certain circumstances require repayment of these putable advances prior to their scheduled maturities.

     Bancorp had no outstanding Federal Funds purchased from correspondent banks, borrowings from the discount window, or reverse repurchase agreements at December 31, 2010 and 2009.

10. JUNIOR SUBORDINATED DEBENTURES

     At December 31, 2010, six wholly-owned subsidiary grantor trusts established by Bancorp had issued and sold $51 million of trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture. The trusts used all of the net proceeds from each sale of trust preferred securities to purchase a like amount of junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company’s obligations under the junior subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures and may be subject to earlier redemption by the Company as provided in the indentures. The Company has the right to redeem the junior subordinated debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. During the third quarter 2009, the Company exercised its right to defer regularly scheduled interest payments on junior subordinated debentures related to its trust preferred securities. At December 31, 2010, the Company had a balance in other liabilities of $1.8 million in accrued and unpaid interest expense related to these junior subordinated debentures, and it may not pay dividends on its capital stock until all accrued but unpaid interest has been paid in full.

     The following table is a summary of outstanding trust preferred securities at December 31, 2010:

(Dollars in thousands)
		Preferred security			Rate at		Next possible
Issuance Trust	Issuance date	amount	Rate type 1	Initial rate	12/31/10	Maturity date	redemption date 2
West Coast Statutory Trust III	September 2003	$7,500	Variable	6.75%	3.25%	September 2033	Currently redeemable
West Coast Statutory Trust IV	March 2004	$6,000	Variable	5.88%	3.09%	March 2034	Currently redeemable
West Coast Statutory Trust V	April 2006	$15,000	Variable	6.79%	1.73%	June 2036	June 2011
West Coast Statutory Trust VI	December 2006	$5,000	Variable	7.04%	1.98%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	$12,500	Variable	6.90%	1.85%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	$5,000	Variable	6.74%	1.68%	June 2037	June 2012
	Total	$51,000		Weighted rate	2.16%

1 The variable rate preferred securities reprice quarterly.
2 Securities are redeemable at the option of Bancorp following these dates.

     The interest rates on the trust preferred securities reset quarterly and are tied to the London Interbank Offered Rate (“LIBOR”) rate.

     The junior subordinated debentures issued by Bancorp to the grantor trust are reflected in our consolidated balance sheet in the liabilities section at December 31, 2010 and 2009, as junior subordinated debentures. Bancorp records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income (loss). The common capital securities issued by the trusts are recorded within other assets in the consolidated balance sheets, and totaled $1.6 million at December 31, 2010 and 2009.

11. EMPLOYEE BENEFIT PLANS

     Bancorp employee benefits include a plan established under section 401(k) of the Internal Revenue Code for certain qualified employees (the “401(k) plan”). Employee contributions up to 100 percent of salaries under the Internal Revenue Code guidelines can be made under the 401(k) plan, of which Bancorp may match 50 percent of the employees’ contributions up to a maximum of three percent of the employees’ eligible compensation. Bancorp may also elect to make discretionary contributions to the plan. In 2010, Bancorp made a qualified non-elective contribution in the amount of $100 per full-time employee, excluding certain executive officers, prorated for part time employees and with immediate vesting. Bancorp’s 401(k) related discretionary contributions expenses for 2010, 2009, and 2008 were $.1 million, $0, and $0, respectively. Employees vest immediately in their own contributions and earnings, and vest in Bancorp’s contributions over five years of eligible service. Bancorp had no 401(k) plan related expenses in 2010, 2009 and 2008 related to the Company’s 401(k) plan match.

     Bancorp provides separate non-qualified deferred compensation plans for directors and executive officers (collectively, “Deferred Compensation Plans”) as supplemental benefit plans which permit directors and selected officers to elect to defer receipt of all or any portion of their future salary, bonus or directors’ fees, including with respect to officers, amounts they otherwise might not be able to defer under the 401(k) plan due to specified Internal Revenue Code restrictions on the maximum deferral that may be allowed under that plan. Under the Deferred Compensation Plans, an amount equal to compensation being deferred by participants is placed in a rabbi trust, the assets of which are available to Bancorp’s creditors and recorded as trading securities in our consolidated balance sheets, and invested consistent with the participants’ direction among a variety of investment alternatives. A deferred compensation liability of $1.6 million was included in other liabilities as of December 31, 2010, compared to $1.5 million at December 31, 2009.

     Bancorp has multiple supplemental executive retirement agreements with former and current executives. The following table reconciles the accumulated liability for the benefit obligation of these agreements:

(Dollars in thousands)	Year ended December 31,
	2010	2009
Beginning balance	$2,514	$2,356
Benefit expense	209	281
Benefit payments	(105)	(123)
Ending balance	$2,618	$2,514

     Bancorp’s obligations under supplemental executive retirement agreements are unfunded plans and have no plan assets. The benefit obligation represents the vested net present value of future payments to individuals under the agreements. Bancorp’s benefit expense, as specified in the agreements for the entire year 2011, is expected to be $.2 million. The benefits expected to be paid are presented in the following table:

(Dollars in thousands)	Benefits expected to
Year	be paid
2011	$213
2012	206
2013	207
2014	208
2015	208
2016 through 2020	1,055

12. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases land and office space under 49 leases, of which 46 are long-term operating leases that expire between 2011 and 2024. At the end of most of the respective lease terms, Bancorp has the option to renew the leases at fair market value. At December 31, 2010, minimum future lease payments under these leases and other operating leases were:

(Dollars in thousands)	Minimum Future
Year	Lease Payments
2011	$3,937
2012	3,960
2013	3,891
2014	3,578
2015	2,942
Thereafter	10,237
Total	$28,545

     Rental expense for all operating leases was $4.2 million, $4.2 million, and $4.1 million for the years ended December 31, 2010, 2009, and 2008, respectively.

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

13. STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL

     On January 20, 2010, the Company’s shareholders approved (i) an amendment of Bancorp's Restated Articles of Incorporation to increase the number of authorized shares of Common Stock to 250,000,000 and correspondingly to increase the total number of authorized shares of all classes of stock from 60,000,000 to 260,000,000, and (ii) conversion of the outstanding Preferred Stock into Common Stock as required by the rules of The Nasdaq Stock Market. At December 31, 2010, Bancorp had issued and outstanding 96,430,613 shares of Common Stock and 121,328 shares of Series B Preferred Stock.

     Authorized capital stock of Bancorp at December 31, 2009, included 50,000,000 shares of Common Stock, no par value, and 10,000,000 shares of Preferred Stock, no par value, of which 2,000,000 shares had been designated as Mandatorily Convertible Cumulative Participating Preferred Stock, Series A (“Series A Preferred Stock”) and 600,000 shares had been designated as Mandatorily Convertible Cumulative Participating Preferred Stock, Series B (“Series B Preferred Stock”).

     Preferred Stock. Following the receipt of shareholder approvals on January 20, 2010, 1,428,849 shares of Series A Preferred Stock issued in connection with Bancorp's private capital raise and outstanding at December 31, 2009, automatically converted into an aggregate of 71,442,450 shares of Common Stock. There are no shares of Series A Preferred Stock currently outstanding.

     Bancorp also issued an aggregate of 121,328 shares of Series B Preferred Stock in the private capital raise all of which remains outstanding. These shares will automatically convert into an aggregate of 6,066,400 shares of Common Stock upon transfer of the Series B Preferred Stock to third parties in a widely dispersed offering.

     The Series B Preferred Stock is not subject to the operation of a sinking fund and has no participation rights. The Series B Preferred Stock is not redeemable by the Company and is perpetual with no maturity. The holders of Series B Preferred Stock have no general voting rights. If the Board of Directors declares and pays a dividend in respect of Common Stock, it must declare and pay to the holders of the Series B Preferred Stock on the same date a dividend in an amount per share of the Series B Preferred Stock determined in accordance with the Restated Articles of Incorporation that is intended to provide such holders dividends in the amount they would have received if shares of Series B Preferred Stock had been converted into Common Stock as of that date. There are no accrued dividends or dividends in arrears on Series B Preferred Stock at December 31, 2010.

     Warrants to purchase Series B Preferred Stock. Also in October 2009 as part of the private capital raise, Bancorp issued Class C Warrants to purchase an aggregate of 240,000 shares of Series B Preferred Stock at an exercise price of $100.00 per share. The Warrants were immediately exercisable and will expire on October 23, 2016. Shares of Series B Preferred Stock issuable upon exercise of the Warrants will automatically convert into an aggregate of 12.0 million shares of Common Stock upon transfer of the Series B Preferred Stock to third parties in a widely dispersed offering. The Company allocated the proceeds of $21.1 million from the issuance of the Series B Preferred Stock and Warrants between the two based on their relative fair values. The fair value allocated to the warrants was $11.1 million.

     The Company maintains a stock repurchase plan. Under the Company’s stock repurchase plan, the Company can purchase up to 4.88 million shares of the Company’s Common Stock. The Company did not repurchase any shares in 2010 nor does it anticipate repurchasing any shares in the foreseeable future. Total shares available for repurchase under this plan are 1,052,000 at December 31, 2010.

13. STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL (continued)

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

     Bancorp’s total risk-based capital ratio improved to 18.74% at December 31, 2010, up from 9.13% at December 31, 2009, while Bancorp's Tier 1 risk-based capital ratio increased to 17.47% at current year end, from 7.17% at year end 2009. Bancorp’s capital ratios improved over year end 2009 principally as a result of the mandatory conversion of Series A preferred stock issued in the Company's October 2009 private capital raise into 71.4 million common shares following receipt of shareholder approval. The $9.4 million in net proceeds from the rights offering completed during first quarter 2010, $7.0 million in net proceeds from issuance under our discretionary equity issuance program that was terminated August 6, 2010, and a reduction in the Company’s risk weighted assets over the past 12 months also contributed to improved capital ratios at Bancorp.

     The following table presents the capital measures of Bancorp and the Bank as of December 31, 2010 and 2009:

	2010				2009
			Amount	Percent			Amount	Percent
			Required For	required for			Required For	required for
			Minimum	Minimum			Minimum	Minimum
(Dollars in thousands)			Capital	Capital			Capital	Capital
	Amount	Ratio	Adequacy	Adequacy	Amount	Ratio	Adequacy	Adequacy
Tier 1 risk-based capital
West Coast Bancorp	$322,648	17.47%	$73,859	4%	$147,153	7.17%	$82,047	4%
West Coast Bank	309,578	16.79%	73,765	4%	289,236	14.11%	81,894	4%

Total risk-based capital
West Coast Bancorp	$345,951	18.74%	$147,718	8%	$187,359	9.13%	$164,094	8%
West Coast Bank	332,852	18.05%	147,530	8%	315,027	15.37%	163,969	8%

Leverage ratio
West Coast Bancorp	$322,648	13.02%	$99,088	4%	$147,153	5.37%	$109,635	4%
West Coast Bank	309,578	12.51%	98,975	4%	289,236	10.57%	109,454	4%

14. STOCK PLANS

     At December 31, 2010, Bancorp maintained two stock plans; the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Stock Option Plan (“1999 Plan”). No additional grants may be made under the 1999 Plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock based awards. Restricted stock granted under the 2002 Plan generally vests over a two to four year vesting period; however, certain grants have been made that vested over a one year period or immediately, including grants to directors. On April 27, 2010, shareholders approved a 2.0 million share increase in the shares available under the 2002 Plan. The 2002 Plan permits the grant of stock options and restricted stock awards for up to 4.1 million shares, of which 488,116 shares remained available for issuance as of December 31, 2010.

     All stock options granted have an exercise price that is equal to the closing fair market value of Bancorp’s stock on the date the options were granted. Options granted under the 2002 Plan generally vest over a two to four year vesting period; however, certain grants have been made that vested immediately, including grants to directors. Stock options have a ten-year maximum term. Options previously issued under the 1999 or prior plans are fully vested. It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock. Bancorp expenses stock options and restricted stock on a straight line basis over the related vesting term.

     The following table presents information on stock options outstanding for the periods shown:

		2010		2009		2008
		Weighted		Weighted		Weighted
	2010 Common	Avg. Ex.	2009 Common	Avg. Ex.	2008 Common	Avg. Ex.
	Shares	Price	Shares	Price	Shares	Price
Balance, beginning of year	1,746,752	$13.08	1,407,515	$16.41	1,311,585	$16.97
Granted	950	2.63	421,900	2.31	178,000	12.73
Exercised	(1,525)	2.31	-	-	(2,622)	9.46
Forfeited/expired	(213,543)	10.96	(82,663)	14.90	(79,448)	17.56
Balance, end of year	1,532,634	$13.38	1,746,752	$13.08	1,407,515	$16.41
Exercisable, end of year	1,293,978		1,245,135		1,150,201

     The average fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. There were no non-qualified director stock options granted in 2010. The following table presents the assumptions used in the fair value calculation:

	Non-Qualified
	Director Options		Employee Options
	2009	2008	2010	2009	2008
Risk Free interest rates	1.64%	2.75%	1.43%	1.64%	2.75%-3.52%
Expected dividend	1.22%	3.60%	0.00%	0%-1.22%	3.60%-4.18%
Expected lives, in years	4	4	4	4	4
Expected volatility	37%	27%	38%	37%	27%
Fair value of options granted	$0.65	$2.20	$0.83	$0.65	$2.20

     As of December 31, 2010, outstanding stock options consist of the following:

				Weighted Avg.
			Options	Remaining Time to	Weighted Avg.		Weighted Avg.
Exercise Price Range			Outstanding	Maturity	Exercise Price	Options Exercisable	Exercise Price
$2.31	-	$8.56	406,625	$8.25	$2.33	242,700	$2.34
8.56	-	12.75	332,780	3.75	11.49	260,736	11.15
12.75	-	20.64	504,870	2.62	17.11	504,870	17.11
20.64	-	34.13	288,359	4.27	24.59	285,672	24.52
Total			1,532,634	$4.67	$13.38	1,293,978	$14.78

14. STOCK PLANS (continued)

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

(Dollars in thousands, except share and per share data)	Year ended December 31,
	2010	2009	2008
Intrinsic value of options exercised in the period	$-	$-	$6

Stock options fully vested and expected to vest:
Number	1,494,590	1,704,448	1,375,273
Weighted average exercise price	$13.38	$13.08	$16.10
Aggregate intrinsic value	$190	$-	$-
Weighted average contractual term of options	4.7 years	5.5 years	4.7 years

Stock options vested and currently exercisable
Number	1,293,978	1,245,135	1,150,201
Weighted average exercise price	$14.78	$15.71	$16.09
Aggregate intrinsic value	$123	$-	$-
Weighted average contractual term of options	4.1 years	4.0 years	3.9 years

     Bancorp grants restricted stock periodically as a part of the 2002 Plan for the benefit of employees and directors. Restricted stock grants are made at the discretion of the Board of Directors, except with regard to grants to certain Company officers, which are made at the discretion of the Board’s Compensation & Personnel Committee. Compensation expense for restricted stock is based on the market price of the Company stock at the date of the grant and amortized on a straight-line basis over the vesting period which is currently one, three or four years for all grants. Recipients of restricted stock do not pay any cash consideration to the Company for the shares, have the right to vote all shares subject to such grant and receive all dividends with respect to such shares, whether or not the shares have vested, except in the case of performance awards granted in 2008 for which dividends are collected and will be forfeited if performance conditions are not met. Restrictions are generally based upon continuous service, except that performance awards vest based on achievement of performance targets based on the Company’s stock price.

     Restricted stock consists of the following for the years ended December 31, 2010, 2009 and 2008:

		Weighted		Weighted		Weighted
		Avg. Grant		Avg. Grant		Avg. Grant
	2010 Restricted	Date Fair	2009 Restricted	Date Fair	2008 Restricted	Date Fair
	Shares	Value	Shares	Value	Shares	Value
Balance, beginning of year	136,680	$17.06	210,768	$18.41	148,317	$27.97
Granted	1,612,808	3.24	-	-	127,900	11.48
Vested	(66,709)	16.90	(71,183)	20.85	(59,949)	26.53
Forfeited	(45,797)	4.67	(2,905)	22.44	(5,500)	26.26
Balance, end of year	1,636,982	$3.80	136,680	$17.06	210,768	$18.41

Weighted avg. remaining
recognition period	3.03 years		1.29 years		1.40 years

     The following table presents stock-based compensation expense for employees and directors related to restricted stock and stock options for the periods shown:

	Twelve months ended December 31,
(Dollars in thousands)	2010	2009	2008
Restricted stock expense	$1,883	$1,106	$2,301
Stock option expense	205	414	564
Total stock-based compensation expense	$2,088	$1,520	$2,865

Tax benefit recognized on share-based expense	$793	$578	$1,089

     The balance of unearned compensation related to unvested restricted stock granted as of December 31, 2010 and 2009 was $4.5 million and $1.2 million, respectively. The December 31, 2010 unearned compensation balance is expected to be recognized over a weighted average period of 3.0 years. The Company received cash in the amount of $3,523 and $0 from stock option exercises for the twelve months ended December 31, 2010 and 2009, respectively. The Company had no tax benefits from disqualifying dispositions involving incentive stock options, the exercise of non-qualified stock options, and the vesting and release of restricted stock for the twelve months ended December 31, 2010 and 2009.

15. COMPREHENSIVE INCOME (LOSS)

     The following table displays the components of other comprehensive income (loss) for the last three years:

(Dollars in thousands)	Year ended December 31,
	2010	2009	2008
Net income (loss) as reported	$3,225	$(91,213)	$(6,313)

Unrealized holding gains (losses) on securities:
Unrealized holding gains (losses) arising during the year	4,766	4,082	(7,480)
Tax (provision) benefit	(1,888)	(1,538)	2,891
Unrealized holding gains (losses) arising during the year, net of tax	2,878	2,544	(4,589)

Less: Reclassification adjustment for impairment and
(gains) losses on sales of securities	(1,562)	(641)	5,558
Tax provision (benefit)	609	246	(2,136)
Net realized (gains) losses, net of tax	(953)	(395)	3,422

Total comprehensive income (loss)	$5,150	$(89,064)	$(7,480)

16. EARNINGS (LOSS) PER SHARE

     The following tables reconcile the numerator and denominator of the basic and diluted earnings (loss) per share computations:

(Dollars and shares in thousands, except per share amounts)	Year ended December 31,
	2010	2009	2008
Net income (loss)	$3,225	$(91,213)	$(6,313)
Less: Net income (loss) allocated to participating securities-basic:
Preferred stock	367	-	-
Non-vested restricted stock	37	(728)	(44)
Net income (loss) available to common stock holders-basic	2,821	(90,485)	(6,269)
Add: Net income (loss) allocated per two-class method-diluted:
Stock options and Class C warrants	12	-	-
Net income (loss) available to common stockholders-diluted	$2,833	$(90,485)	$(6,269)

Weighted average common shares outstanding-basic	87,300	15,510	15,472
Common stock equivalents from:
Stock options	29	-	-
Class C Warrants	2,966	-	-
Weighted average common shares outstanding-diluted	90,295	15,510	15,472

Basic earnings (loss) per share	$0.03	$(5.83)	$(0.41)
Diluted earnings (loss) per share	$0.03	$(5.83)	$(0.41)

Common stock equivalent shares excluded due to anti-dilutive effect	2,203	1,883	60

17. INCOME TAXES

     The components of the provision (benefit) for income taxes for the last three years were:

(Dollars in thousands)	Year ended December 31,
	2010	2009	2008
Current
Federal	$6,230	$(24,220)	$(9,717)
State	100	(6,982)	(1,692)
	6,330	(31,202)	(11,409)
Deferred
Federal	(2,483)	10,335	3,302
State	(57)	1,591	509
	(2,540)	11,926	3,811
Total
Federal	3,747	(13,885)	(6,415)
State	43	(5,391)	(1,183)
Total provision (benefit) for income taxes	$3,790	$(19,276)	$(7,598)

     The deferred Federal and State tax expense includes a change in the deferred tax asset valuation allowance of $2.5 million and $21.0 million for the years ended December 31, 2010 and 2009, respectively.

     The reconciliation between the Company’s effective tax rate on income (loss) and the statutory rate is as follows:

(Dollars in thousands)	Year ended December 31,
	2010	2009	2008
Expected federal income tax (benefit) provision 1	$2,385	$(38,671)	$(4,730)
State income tax, net of federal income tax effect	66	(3,504)	(769)
Interest on obligations of state and political subdivisions
exempt from federal tax	(901)	(1,148)	(1,302)
Federal low income housing tax credits	(427)	(972)	(880)
Bank owned life insurance	(302)	(307)	(309)
Stock options	70	123	177
Goodwill impairment	-	4,570	-
Change in deferred tax asset valuation allowance	2,465	20,999	-
Other, net	434	(366)	215
Total (benefit) provision for income taxes	$3,790	$(19,276)	$(7,598)

1 Federal income tax provision applied at 34% in 2010 and 2008 and 35% in 2009.

17. INCOME TAXES (continued)

     Net deferred taxes are included in other assets on the Company’s balance sheet. The tax effect of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities as of December 31, 2010 and 2009 are presented below:

(Dollars in thousands)	December 31,
	2010	2009
Deferred tax assets:
Allowance for loan losses	$15,455	$14,792
Reserve for unfunded commitments	327	357
Net unrealized loss on investments
available for sale	-	952
Deferred employee benefits	1,768	1,484
Stock option and restricted stock	973	682
Valuation allowance on OREO	2,914	3,647
Capitalized OREO expenses	988	889
Taxable interest on nonaccrual loans	2,207	-
State net operating loss carryforwards	3,195	3,630
State business energy and low income housing tax credits	631	477
Federal low income housing tax credits	2,313	972
Other	3,514	1,041
Total gross deferred tax assets	34,285	28,923

Deferred tax liabilities:
Accumulated depreciation	868	582
Net unrealized gain on investments available for sale	327	-
Loan origination costs	1,645	1,807
Federal Home Loan Bank stock dividends	1,893	1,893
Intangible assets	138	193
Other	161	200
Total gross deferred tax liabilities	5,032	4,675
Net deferred tax assets before valuation allowance	29,253	24,248
Deferred tax asset valuation allowance	(23,464)	(20,999)
Net deferred tax assets	$5,789	$3,249

     Based on the Company’s evaluation as of December 31, 2010, of the amount of deferred tax assets that more likely than not will be realized, a deferred tax asset valuation allowance of $23.5 million was recorded at year end with a remaining net deferred tax asset balance of $5.8 million.

     At December 31, 2010, the Company has deferred tax assets related to state tax net operating loss carryforwards of $3.2 million and state tax credit carryforwards of $.6 million. In addition, the Company has $2.3 million of federal tax credits that must be carried forward against future federal income taxes and cannot be used against current or prior period federal income tax. The following table summarizes the expiration dates of federal tax credits and state net operating loss and tax credit carryforwards:

(Dollars in thousands)
Year of expiration	Type	Amount
2023-2024	State net operating losses	$3,195
2016-2017	State tax credits- business energy	569
2013-2014	State tax credits- low income housing	62
2029	Federal tax credits- low income housing	2,313

     Bancorp is subject to U.S. federal income taxes and State of Oregon income taxes. The years 2007 through 2010 remain open to examination for federal income taxes, and years 2007 through 2010 remain open for State examination. As of December 31, 2010 and 2009, Bancorp had no unrecognized tax benefits or uncertain tax positions. In addition, Bancorp had $.1 million of accrued interest on taxes and no tax penalties as of December 31, 2010. Bancorp had no accrued interest or penalties as of December 31, 2009.

18. TIME DEPOSITS

     Included in time deposits are deposits in denominations of $100,000 or greater, totaling $87.9 million and $211.1 million at December 31, 2010 and 2009, respectively. Interest expense relating to time deposits in denominations of $100,000 or greater was $2.7 million, $5.9 million, and $10.5 million for the years ended December 31, 2010, 2009 and 2008, respectively. Maturity amounts on Bancorp’s time deposits include $211.5 million in 2011, $52.4 million in 2012, $5.2 million in 2013, $4.1 million in 2014, and $2.2 million in 2015. Included in the maturity amounts are $1.9 million in variable rate time deposits that reprice monthly with maturities in the first quarter of 2011.

19. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     Trading securities – Trading securities held at December 31, 2010, are related solely to bonds, equity securities and mutual funds held in a rabbi trust for benefit of the Company’s deferred compensation plans. Fair values for trading securities are based on quoted market prices.

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

     Our level 3 assets consist of pooled trust preferred securities, certain municipal securities and auction rate securities. The fair values of these securities were estimated using the discounted cash flow method. The fair value for these securities used inputs for base case default, recovery and prepayment rates to estimate the probable cash flows for the security. The estimated cash flows were discounted using a rate for comparably rated securities adjusted for an additional liquidity premium.

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

19. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

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

     Junior subordinated debentures - The fair value of the variable rate junior subordinated debentures issued in connection with our trust preferred securities approximates the pricing of a preferred security at current market prices.

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

19. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     The following table presents fair value measurements for assets that are measured at fair value on a recurring basis subsequent to initial recognition:

		Fair value measurements at December 31, 2010, using
		Quoted prices in active	Other observable	Significant
	Total fair value	markets for identical assets	inputs	unobservable inputs
(Dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Trading securities	$808	$808	$-	$-
Available for sale securities:
U.S. Treasury securities	14,392	-	14,392	-
U.S. Government agency securities	194,230	-	194,230	-
Corporate securities	9,392	-	-	9,392
Mortgage-backed securities	363,618	-	363,618	-
Obligations of state and political subdivisions	52,645	-	51,688	957
Equity investments and other securities	11,835	1	11,834	-
Total recurring assets measured at fair value	$646,920	$809	$635,762	$10,349

		Fair value measurements at December 31, 2009, using
		Quoted prices in active	Other observable	Significant
	Total fair value	markets for identical assets	inputs	unobservable inputs
(Dollars in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)
Trading securities	$731	$731	$-	$-
Available for sale securities:
U.S. Treasury securities	25,007	25,007	-	-
U.S. Government agency securities	103,988	-	103,988	-
Corporate securities	9,753	-	-	9,753
Mortgage-backed securities	344,294	-	344,294	-
Obligations of state and political subdivisions	70,018	-	69,045	973
Equity investments and other securities	9,217	1	9,216	-
Total recurring assets measured at fair value	$563,008	$25,739	$526,543	$10,726

     The Company transferred $14.4 million in U.S. Treasury securities from a level 1 instrument to a level 2 instrument at December 31, 2010. The Company did not have any transfers between level 1, level 2, or level 3 instruments during the year ended December 31, 2009. In addition, the Company had no material changes in valuation techniques for recurring and nonrecurring assets measured at fair value from the year ended December 31, 2009.

19. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     The following table represents a reconciliation of level 3 instruments for assets that are measured at fair value on a recurring basis for the full year 2010 and 2009:

	Twelve months ended December 31, 2010
		Gains (loss)	Reclassification of
		included in other	losses from adjustment		Balance
	Balance	comprehensive	for impairment of	Purchases, Issuances,	December 31,
(Dollars in thousands)	January 1, 2010	income (loss)	securities	and Settlements	2010
Corporate securities	$9,753	$(361)	$-	$-	$9,392
Obligations of state and political
subdivisions	973	(16)	-	-	957
Fair value	$10,726	$(377)	$-	$-	$10,349

	Twelve months ended December 31, 2009
		Gains (loss)	Reclassification of
		included in other	losses from adjustment		Balance
	Balance	comprehensive	for impairment of	Purchases, Issuances,	December 31,
(Dollars in thousands)	January 1, 2009	income (loss)	securities	and Settlements	2009
Corporate securities	$9,520	$165	$68	$-	$9,753
Obligations of state and political
subdivisions	-	(31)	-	1,004	973
Fair value	$9,520	$134	$68	$1,004	$10,726

     The losses from adjustments for OTTI of securities were recognized in noninterest income in the consolidated income statement.

     Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and OREO. For the twelve months ended December 31, 2010 and 2009, loans held for sale were subject to the lower of cost or market method of accounting. There was no impairment recognized on loans held for sale at December 31, 2010 or 2009. For the twelve months ended December 31, 2010, certain loans included in Bancorp’s loan portfolio were deemed impaired. OREO that was taken into possession during 2010 was measured at estimated fair value less sales expense. In addition, during 2010, certain properties were written down $6.6 million to reflect additional decreases in their fair market value after initial recognition at the time the property was placed into OREO.

     There were no nonrecurring level 1 or 2 fair value measurements in 2010 or 2009. The following table represents the level 3 fair value measurements for nonrecurring assets for the periods presented:

	Twelve months ended December 31, 2010
(Dollars in thousands)	Impairment	Fair Value 1
Loans measured for impairment	$19,476	$82,910
OREO	6,649	74,146
Total nonrecurring assets measured at fair value	$26,125	$157,056

	Twelve months ended December 31, 2009
(Dollars in thousands)	Impairment	Fair Value 1
Loans measured for impairment	$82,345	$212,311
OREO	18,562	162,153
Goodwill	13,059	-
Total nonrecurring assets measured at fair value	$113,966	$374,464

1 Fair value excludes costs to sell collateral.

19. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     The estimated fair values of financial instruments at December 31, 2010, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$177,991	$177,991
Trading securities	808	808
Investment securities available for sale	646,112	646,112
Federal Home Loan Bank stock	12,148	12,148
Net loans (net of allowance for loan losses
and including loans held for sale)	1,499,155	1,407,366
Bank owned life insurance	25,313	25,313

FINANCIAL LIABILITIES:
Deposits	$1,940,522	$1,942,301
Long-term borrowings	168,599	175,305

Junior subordinated debentures-variable	51,000	26,597

     The estimated fair values of financial instruments at December 31, 2009 are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$303,097	$303,097
Trading securities	731	731
Investment securities available for sale	567,277	567,277
Federal Home Loan Bank stock	12,148	12,148
Net loans (net of allowance for loan losses
and including loans held for sale)	1,687,528	1,575,033
Bank owned life insurance	24,417	24,417

FINANCIAL LIABILITIES:
Deposits	$2,146,884	$2,151,850
Short-term borrowings	12,600	12,600
Long-term borrowings	250,699	256,841

Junior subordinated debentures-variable	51,000	17,850

20. FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

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

     The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. As of December 31, 2010, and 2009, outstanding commitments consist of the following:

	Contract or	Contract or
	Notional Amount	Notional Amount
(Dollars in thousands)	December 31, 2010	December 31, 2009
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$246,702	$260,934
Real estate construction	10,568	15,044
Real estate mortgage
Mortgage	4,265	4,063
Home equity line of credit	154,073	164,638
Total real estate mortgage loans	158,338	168,701
Commercial real estate	7,756	10,832
Installment and consumer	10,734	12,147
Other 1	10,395	10,363
Standby letters of credit and financial guarantees	8,531	9,491
Account overdraft protection instruments	118,596	76,919
Total	$571,620	$564,431

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

     Outstanding commitments for account overdraft protection instruments increased by $41.7 million to $118.6 million in 2010 as a result of an increase in the number of customers in our overdraft protection program and an increase in assigned overdraft limits.

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

21. PARENT COMPANY ONLY FINANCIAL DATA

     The following sets forth the condensed financial information of West Coast Bancorp on a stand-alone basis:

WEST COAST BANCORP
UNCONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)	2010	2009
Assets:
Cash and cash equivalents	$10,910	$10,965
Investment in bank subsidiary	309,951	289,883
Investment in other subsidiaries	5,223	3,036
Other assets	1,892	1,884
Total assets	$327,976	$305,768

Liabilities and stockholders’ equity:
Junior subordinated debentures	$51,000	$51,000
Other liabilities	4,416	5,710
Total liabilities	55,416	56,710
Stockholders’ equity	272,560	249,058
Total liabilities and stockholders’ equity	$327,976	$305,768

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF INCOME (LOSS)

Year ended December 31 (Dollars in thousands)	2010	2009	2008
Income:
Cash dividends from Bank	$-	$-	$6,000
Other income	10	10	10
Total income	10	10	6,010
Expenses:
Interest expense	1,143	1,483	2,635
Other expense	961	905	869
Total expense	2,104	2,388	3,504
Income (loss) before income taxes and equity in
undistributed earnings (loss) of the subsidiaries	(2,094)	(2,378)	2,506
Income tax benefit	816	927	1,363
Net income (loss) before equity in undistributed
earnings (loss) of the subsidiaries	(1,278)	(1,451)	3,869
Equity in undistributed earnings (loss) of the subsidiaries	4,503	(89,762)	(10,182)
Net income (loss)	$3,225	$(91,213)	$(6,313)

21. PARENT COMPANY ONLY FINANCIAL DATA (continued)

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (Dollars in thousands)	2010	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,225	$(91,213)	$(6,313)
Adjustments to reconcile net income to net cash
provided by operating activities:
Undistributed (earnings) loss of subsidiaries	(4,503)	89,762	10,182
(Increase) decrease in other assets	(535)	1,633	(1,805)
Increase in other liabilities	(1,294)	3,222	5
Excess tax deficiency associated with stock plans	(357)	(496)	-
Stock based compensation expense	2,089	1,520	2,865
Net cash provided by operating activities	(1,375)	4,428	4,934

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiaries	(15,300)	(134,248)	-
Net cash used in investing activities	(15,300)	(134,248)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Activity in deferred compensation plan	262	(1)	(50)
Proceeds from issuance of common stock	16,393	-	25
Redemption of stock pursuant to stock plans	(35)	(22)	(190)
Tax adjustment associated with stock plans	-	-	(287)
Proceeds from issuance of preferred stock, net of costs	-	139,248	-
Cash dividends paid	-	(471)	(6,503)
Other, net	-	-	-
Net cash provided by (used in) financing activities	16,620	138,754	(7,005)

Net increase (decrease) in cash and cash equivalents	(55)	8,934	(2,071)
Cash and cash equivalents at beginning of year	10,965	2,031	4,102
Cash and cash equivalents at end of year	$10,910	$10,965	$2,031

     During the years ended December 31, 2010 and 2009, the Parent Company made non-cash capital contributions of $.53 million and $.43 million, respectively, to the Bank in the form of an intercompany tax settlement.

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

	As of and for the year ended
(Dollars in thousands)	December 31, 2010
	Banking	Other	Intercompany	Consolidated
Interest income	$105,510	$66	$-	$105,576
Interest expense	21,126	1,143	-	22,269
Net interest income (expense)	84,384	(1,077)	-	83,307
Provision for credit losses	18,652	-	-	18,652
Noninterest income	30,789	3,053	(1,145)	32,697
Noninterest expense	87,841	3,641	(1,145)	90,337
Income (loss) before income taxes	8,680	(1,665)	-	7,015
Provision (benefit) for income taxes	4,439	(649)	-	3,790
Net income (loss)	$4,241	$(1,016)	$-	$3,225

Depreciation, amortization and accretion	$8,742	$36	$-	$8,778
Assets	$2,456,223	$17,650	$(12,814)	$2,461,059
Goodwill	$-	$-	$-	$-
Loans, net	$1,496,053	$-	$-	$1,496,053
Deposits	$1,952,780	$-	$(12,258)	$1,940,522
Equity	$310,487	$(37,927)	$-	$272,560

	As of and for the year ended
(Dollars in thousands)	December 31, 2009
	Banking	Other	Intercompany	Consolidated
Interest income	$112,068	$82	$-	$112,150
Interest expense	31,941	1,482	-	33,423
Net interest income (expense)	80,127	(1,400)	-	78,727
Provision for credit losses	90,057	-	-	90,057
Noninterest income	7,208	3,032	(1,111)	9,129
Noninterest expense	105,917	3,482	(1,111)	108,288
Loss before income taxes	(108,639)	(1,850)	-	(110,489)
Benefit for income taxes	(18,555)	(721)	-	(19,276)
Net loss	$(90,084)	$(1,129)	$-	$(91,213)

Depreciation, amortization and accretion	$8,253	$28	$-	$8,281
Assets	$2,729,453	$17,370	$(13,276)	$2,733,547
Goodwill	$-	$-	$-	$-
Loans, net	$1,686,352	$-	$-	$1,686,352
Deposits	$2,159,342	$-	$(12,458)	$2,146,884
Equity	$288,477	$(39,419)	$-	$249,058

22. SEGMENT AND RELATED INFORMATION (continued)

	As of and for the year ended
(Dollars in thousands)	December 31, 2008
	Banking	Other	Intercompany	Consolidated
Interest income	$140,767	$79	$-	$140,846
Interest expense	46,061	2,635	-	48,696
Net interest income (expense)	94,706	(2,556)	-	92,150
Provision for credit losses	40,367	-	-	40,367
Noninterest income	22,429	3,329	(1,129)	24,629
Noninterest expense	87,836	3,616	(1,129)	90,323
Loss before income taxes	(11,068)	(2,843)	-	(13,911)
Benefit for income taxes	(6,489)	(1,109)	-	(7,598)
Net loss	$(4,579)	$(1,734)	$-	$(6,313)

Depreciation, amortization and accretion	$4,493	$27	$-	$4,520
Assets	$2,511,006	$9,470	$(4,336)	$2,516,140
Goodwill	$13,059	$-	$-	$13,059
Loans, net	$2,035,876	$-	$-	$2,035,876
Deposits	$2,027,899	$-	$(3,520)	$2,024,379
Equity	$241,701	$(43,514)	$-	$198,187

23. RELATED PARTY TRANSACTIONS

     As of December 31, 2010, the Bank had loan commitments to directors, senior officers, principal stockholders and their related interests totaling $6.3 million, unchanged from December 31, 2009. These commitments and the loan balances below were made substantially on the same terms in the course of ordinary banking business, including interest rates, maturities and collateral as those made to other customers of the Bank.

     The following table presents a summary of outstanding balances for loans made to directors, senior officers, and principal stockholders of the Company and their related interests:

(Dollars in thousands)	December 31,
	2010	2009
Balance, beginning of period	$3,893	$22,861
New loans and advances	1,237	1,199
Principal payments and payoffs	(91)	(20,167)
Balance, end of period	$5,039	$3,893

24. QUARTERLY FINANCIAL INFORMATION (unaudited)

2010
(Dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$25,509	$26,053	$26,816	$27,198
Interest expense	3,620	4,178	7,906	6,565
Net interest income	21,889	21,875	18,910	20,633
Provision for credit losses	1,693	1,567	7,758	7,634
Noninterest income	8,595	8,069	9,625	6,408
Noninterest expense	23,330	23,003	22,909	21,095
Net income (loss) before income taxes	5,461	5,374	(2,132)	(1,688)
Provision (benefit) for income taxes	3,549	(676)	1,717	(800)
Net income (loss)	$1,912	$6,050	$(3,849)	$(888)

Net Income (loss) per common share:
Basic	$0.02	$0.06	($0.04)	($0.01)
Diluted	$0.02	$0.06	($0.04)	($0.01)

2009
(Dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$26,948	$27,725	$28,869	$28,608
Interest expense	7,710	8,580	8,655	8,478
Net interest income	19,238	19,145	20,214	20,130
Provision for credit losses	35,233	20,300	11,393	23,131
Noninterest income (loss)	(6,148)	4,971	5,958	4,348
Noninterest expense	24,181	23,489	25,244	35,374
Loss before income taxes	(46,324)	(19,673)	(10,465)	(34,027)
Provision (benefit) for income taxes	2,543	(7,265)	(4,126)	(10,428)
Net loss	$(48,867)	$(12,408)	$(6,339)	$(23,599)

Loss per common share:
Basic	($3.13)	($0.79)	($0.41)	($1.51)
Diluted	($3.13)	($0.79)	($0.41)	($1.51)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

     Our disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Our management has evaluated, with the participation and under the supervision of our chief executive officer (“CEO”) and chief financial officer (“CFO”), the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, our CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and (2) accumulated and communicated to our management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2010, the Company’s internal control over financial reporting is effective based on those criteria.

     The Company’s management has assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that West Coast Bancorp has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2010.

     The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2010, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Coast Bancorp

Lake Oswego, Oregon

We have audited the internal control over financial reporting of West Coast Bancorp and subsidiaries (the "Company") as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management's assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management's assessment and our audit of the Company's internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management's statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2010 of the Company and our report dated March 10, 2011 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
March 10, 2011

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

     Information concerning directors and executive officers of Bancorp required to be included in this item is set forth under the headings “Election of Directors,” “Section 16(a) Beneficial Ownership Reporting Compliance,” and “Management” in Bancorp’s Proxy Statement for its 2011 Annual Meeting of Shareholders to be filed within 120 days of Bancorp’s fiscal year end of December 31, 2010 (the “Proxy Statement”), and is incorporated into this report by reference.

Audit and Compliance Committee

     Bancorp has a separately-designated standing Audit and Compliance Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit and Compliance Committee are Nancy Wilgenbusch (Chair), Lloyd Ankeny, and Duane C. McDougall, each of whom is independent as independence for audit committee members is defined under NASDAQ listing standards applicable to the Company.

Audit Committee Financial Expert

     Bancorp’s Board of Directors has determined that Duane C. McDougall is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K of the Exchange Act and is independent as independence for audit committee members is defined under NASDAQ listing standards applicable to the Company.

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

     West Coast Bancorp

     Attention: Secretary

     5335 Meadows Road, Suite 201

     Lake Oswego, Oregon 97035

     (503) 684-0884

ITEM 11. EXECUTIVE COMPENSATION

     Information concerning executive and director compensation and certain matters regarding participation in Bancorp’s Compensation & Personnel Committee required by this item is set forth under the headings “Executive Compensation” and “Board of Directors” in the Proxy Statement and is incorporated into this report by reference.

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

Equity Compensation Plan Information

     Information concerning Bancorp’s equity compensation plans, required by this item is set forth under the heading “Executive Compensation—Equity Compensation Plan Information” in the Proxy Statement and is incorporated into this report by reference.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 10, 2011.

WEST COAST BANCORP

(Registrant)

By:	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 10, 2011.

Principal Executive Officer:
	/s/ Robert D. Sznewajs	President and CEO and Director
Robert D. Sznewajs

Principal Financial Officer:
	/s/ Anders Giltvedt	Executive Vice President and Chief Financial Officer
Anders Giltvedt

Principal Accounting Officer:
	/s/ Kevin M. McClung	Senior Vice President and Controller
Kevin M. McClung

Remaining Directors:
*Lloyd D. Ankeny, Chairman
*Shmuel (“Sam”) Levinson
*Duane C. McDougall
*Steven J. Oliva
*John T. Pietrzak
*Steven N. Spence
*Nancy A. Wilgenbusch, PhD.
*By	/s/ Robert D. Sznewajs
Robert D. Sznewajs
Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Exhibit
3.1	Restated Articles of Incorporation (as amended through January 20, 2010).

3.2	Amended and Restated Bylaws of the Company (as amended through February 9, 2010).

4.1	Form of Class C Warrant. Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 22, 2009, and filed with the Securities and Exchange Commission on October 28, 2009 (the "October 8-K").

4.2	Tax Benefit Preservation Plan, dated as of October 23, 2009, between West Coast Bancorp and Wells Fargo Bank, National Association. Incorporated by reference to Exhibit 4.4 to the October 8-K.

4.3	The Company has incurred long-term indebtedness as to which the amount involved is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish instruments relating to such indebtedness to the Commission upon its request.

10.1	Form of Indemnification Agreement for all directors and executive officers. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (the "2008 10-K").*

10.2	Change in Control Agreement between the Company and Robert D. Sznewajs dated January 1, 2004, and amended and restated December 30, 2008. Incorporated by reference to Exhibit 10.2 to the 2008 10-K.*

10.3	Change in Control Agreement between the Company and Anders Giltvedt dated January 1, 2004, and amended and restated December 30, 2008. Incorporated by reference to Exhibit 10.3 to the 2008 10-K.*

10.4	Change in Control Agreement between the Company and Xandra McKeown dated January 1, 2004, and amended and restated December 30, 2008. Incorporated by reference to Exhibit 10.4 to the 2008 10-K.*

10.5	Change in Control Agreement between the Company and James D. Bygland dated January 1, 2004 and amended and restated December 30, 2008. Incorporated by reference to Exhibit 10.5 to the 2008 10-K.*

10.6	Change in Control Agreement between the Company and Hadley Robbins dated March 5, 2007 and amended and restated December 30, 2008. Incorporated by reference to Exhibit 10.6 to the 2008 10-K.*

10.7	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Robert D. Sznewajs dated August 1, 2003, and amended and restated as of January 1, 2011. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 14, 2011.*

10.8	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Anders Giltvedt dated August 1, 2003, and amended and restated as of January 1, 2009. Incorporated by reference to Exhibit 10.8 to the 2008 10-K.*

10.9	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Xandra McKeown dated August 1, 2003, and amended and restated as of January 1, 2009. Incorporated by reference to Exhibit 10.9 to the 2008 10-K.*

10.10	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and James D. Bygland dated August 1, 2003, and amended and restated as of January 1, 2009. Incorporated by reference to Exhibit 10.10 to the 2008 10-K.*

*Indicates a management contract or compensatory plan, contract or arrangement.

INDEX TO EXHIBITS (continued)

Exhibit No.	Exhibit
10.11	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Hadley Robbins dated April 1, 2007, and amended and restated as of January 1, 2009. Incorporated by reference to Exhibit 10.11 to the 2008 10-K.*

10.12	401(k) Profit Sharing Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-01649) filed March 12, 1996.*

10.13	Directors’ Deferred Compensation Plan. Incorporated by reference to Exhibit 10.13 to the 2008 10-K.*

10.14	Executives’ Deferred Compensation Plan. Incorporated by reference to Exhibit 10.14 to the 2008 10-K.*

10.15	1999 Stock Option Plan and Form of Agreement. Incorporated by reference to Exhibits 99.1 and 99.2 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-86113) filed August 30, 1999.*

10.16	2002 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.*

10.17	Forms of Option Agreements, Restricted Stock Agreements and Restricted Stock Performance Award Agreement under the 2002 Stock Incentive Plan. Incorporated by reference to Exhibits 10.3 through 10.7 to the September 2006 10-Q and Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

10.18	Employment Agreement dated effective as of January 1, 2011, between Robert D. Sznewajs and the Company. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated January 14, 2011.*

10.19	Form of Investment Agreement, dated as of October 23, 2009 by and between West Coast Bancorp and the investors party thereto. Incorporated by reference to Exhibit 10.1 to the October 8-K.

10.20	Written Agreement, dated as of December 18, 2009, by and among West Coast Bancorp, the Federal Reserve Bank of San Francisco and the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities. Incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K dated December 18, 2009 and filed with the Securities and Exchange Commission on December 21, 2009.

21	Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

*Indicates a management contract or compensatory plan, contract or arrangement.