Form 10-Q
period 2011-03-31
WEST COAST BANCORP /NEW/OR/
filed 2011-04-25
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2011

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

     Common Stock, no par value: 96,415,607 shares outstanding as of March 31, 2011

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and shares in thousands, unaudited)	2011	2010
ASSETS

Cash and cash equivalents:
Cash and due from banks	$50,865	$42,672
Federal funds sold	1,966	3,367
Interest-bearing deposits in other banks	122,224	131,952
Total cash and cash equivalents	175,055	177,991
Trading securities	771	808
Investment securities available for sale, at fair value
(amortized cost: $644,819 and $645,246, respectively)	643,705	646,112
Federal Home Loan Bank stock, held at cost	12,148	12,148
Loans held for sale	1,414	3,102
Loans	1,535,700	1,536,270
Allowance for loan losses	(39,692)	(40,217)
Loans, net	1,496,008	1,496,053
Premises and equipment, net	26,601	26,774
Other real estate owned, net	39,329	39,459
Core deposit intangible, net	298	358
Bank owned life insurance	25,502	25,313
Other assets	31,026	32,941
Total assets	$2,451,857	$2,461,059

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand	$561,995	$555,766
Savings and interest bearing demand	461,542	445,878
Money market	661,327	663,467
Time deposits	243,567	275,411
Total deposits	1,928,431	1,940,522

Long-term borrowings	168,599	168,599
Junior subordinated debentures	51,000	51,000
Other liabilities	26,839	28,378
Total liabilities	2,174,869	2,188,499

Commitments and contingent liabilities (Note 7)

Stockholders' equity:
Preferred stock: no par value, 10,000 shares authorized;
Series B issued and outstanding: 121 at March 31, 2011 and December 31, 2010	21,124	21,124
Common stock: no par value, 250,000 shares authorized;
issued and outstanding: 96,416 at March 31, 2011 and 96,431 at December 31, 2010	230,254	229,722
Retained earnings	26,280	21,175
Accumulated other comprehensive (loss) gain	(670)	539
Total stockholders' equity	276,988	272,560
Total liabilities and stockholders' equity	$2,451,857	$2,461,059

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three months ended
	March 31,
(Dollars and shares in thousands, except per share amounts)	2011	2010
INTEREST INCOME:
Interest and fees on loans	$20,299	$22,843
Interest on taxable investment securities	4,069	3,611
Interest on nontaxable investment securities	479	596
Interest on deposits in other banks	70	145
Interest on federal funds sold	1	3
Total interest income	24,918	27,198

INTEREST EXPENSE:
Savings, interest bearing demand deposits and money market	752	1,620
Time deposits	1,057	2,673
Short-term borrowings	-	145
Long-term borrowings	1,321	1,857
Junior subordinated debentures	276	270
Total interest expense	3,406	6,565
Net interest income	21,512	20,633
Provision for credit losses	2,076	7,634
Net interest income after provision for credit losses	19,436	12,999

NONINTEREST INCOME:
Service charges on deposit accounts	3,644	3,596
Payment systems related revenue	2,930	2,536
Trust and investment services revenue	1,148	979
Gains on sales of loans	513	141
Other real estate owned valuation adjustments and (loss) gain on sales	(334)	(2,058)
Other noninterest income	748	757
Gains on sales of securities	267	457
Total noninterest income	8,916	6,408

NONINTEREST EXPENSE:
Salaries and employee benefits	11,877	11,175
Equipment	1,528	1,576
Occupancy	2,165	2,184
Payment systems related expense	1,247	1,004
Professional fees	982	861
Postage, printing and office supplies	810	804
Marketing	651	687
Communications	378	382
Other noninterest expense	2,915	2,422
Total noninterest expense	22,553	21,095

INCOME (LOSS) BEFORE INCOME TAXES	5,799	(1,688)
PROVISION (BENEFIT) FOR INCOME TAXES	694	(800)
NET INCOME (LOSS)	$5,105	$(888)

Basic earnings (loss) per share	$0.05	($0.01)
Diluted earnings (loss) per share	$0.05	($0.01)

Weighted average common shares	94,800	67,125
Weighted average diluted shares	99,694	67,125

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(Dollars in thousands, unaudited)	March 31, 2011	March 31, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$5,105	$(888)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	2,132	2,184
Amortization of tax credits	191	271
Deferred income tax benefit	(1,090)	(800)
Amortization of intangibles	60	80
Provision for credit losses	2,076	7,634
Increase in accrued interest receivable	(431)	(214)
Decrease in other assets	931	329
Gains on sales of securities	(267)	(457)
Net loss on disposal of premises and equipment	8	12
Net other real estate owned valuation adjustments and (loss) gain on sales	334	2,058
Gains on sales of loans	(513)	(141)
Origination of loans held for sale	(11,451)	(5,379)
Proceeds from sales of loans held for sale	13,652	6,081
Increase in interest payable	258	222
Increase (decrease) in other liabilities	1,234	(4,937)
Increase in cash surrender value of bank owned life insurance	(189)	(184)
Stock based compensation expense	544	316
Excess tax deficiency associated with stock plans	(11)	-
Decrease (increase) in trading securities	37	(20)
Net cash provided by operating activities	12,610	6,167

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	72,090	28,317
Proceeds from sales of available for sale securities	20,154	8,909
Purchase of available for sale securities	(92,814)	(42,854)
Loans made to customers less (greater) than principal collected on loans	(8,385)	45,550
Proceeds from the sale of other real estate owned	6,276	11,301
Capital expenditures on other real estate owned	(125)	(1,116)
Capital expenditures on premises and equipment	(650)	(522)
Net cash provided (used) by investing activities	(3,454)	49,585

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Three months ended
(Dollars in thousands, unaudited)	March 31, 2011	March 31, 2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in demand, savings and interest
bearing transaction accounts	19,753	(52,733)
Net decrease in time deposits	(31,844)	(28,728)
Increase in secured borrowings	-	2,834
Proceeds from issuance of common stock-Rights Offering	-	10,000
Costs of issuance of common stock-Rights Offering	-	(700)
Proceeds from issuance of common stock - stock options	11	-
Redemption of stock pursuant to stock plans	(10)	(1)
Activity in deferred compensation plan	(2)	20
Net cash used by financing activities	(12,092)	(69,308)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(2,936)	(13,556)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	177,991	303,097
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$175,055	$289,541

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
(Shares and dollars in thousands, unaudited)	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE, January 1, 2010	$139,248	15,641	$93,246	$17,950	$(1,386)	$249,058
Comprehensive income:
Net income	-	-	-	3,225	-	$3,225
Other comprehensive income, net of tax:
Net unrealized investment gain	-	-	-	-	1,925	1,925
Other comprehensive income, net of tax	-	-	-	-	-	1,925
Comprehensive income	-	-	-	-	-	$5,150

Redemption of stock pursuant to stock plans	-	(58)	(35)	-	-	(35)
Conversion of Series A preferred stock	(118,124)	71,442	118,124	-	-	-
Issuance of common stock-Rights Offering, net of costs		5,000	9,350	-	-	9,350
Issuance of common stock-Discretionary Program, net of costs		2,804	7,039	-	-	7,039
Activity in deferred compensation plan	-	(13)	262	-	-	262
Issuance of common stock-stock options	-	2	4	-	-	4
Issuance of common stock-restricted stock	-	1,613	-	-	-	-
Stock based compensation expense	-	-	2,089	-	-	2,089
Tax adjustment associated with stock plans	-	-	(357)	-	-	(357)
BALANCE, December 31, 2010	21,124	96,431	229,722	21,175	539	272,560

Comprehensive income:
Net income	-	-	-	5,105	-	$5,105
Other comprehensive loss, net of tax:
Net unrealized investment loss	-	-	-	-	(1,209)	(1,209)
Other comprehensive loss, net of tax	-	-	-	-	-	(1,209)
Comprehensive income	-	-	-	-	-	$3,896

Redemption of stock pursuant to stock plans	-	(26)	(10)	-	-	(10)
Issuance of common stock-stock options	-	5	11	-	-	11
Issuance of common stock-restricted stock	-	7	-	-	-	-
Activity in deferred compensation plan	-	(1)	(2)	-	-	(2)
Stock based compensation expense	-	-	544	-	-	544
Tax adjustment associated with stock plans	-	-	(11)	-	-	(11)
BALANCE, March 31, 2011	$21,124	96,416	$230,254	$26,280	$(670)	$276,988

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information. In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”), and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust Company, Inc and Totten, Inc., after elimination of intercompany transactions and balances. The Company’s interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements and related notes, including our significant accounting policies, contained in the Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 10-K”).

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments of a normal, recurring nature that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations and cash flows for the three months ended March 31, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or other future periods.

     Supplemental cash flow information. The following table presents supplemental cash flow information for the three months ended March 31, 2011, and 2010.

(Dollars in thousands)	Three months ended
	March 31,
	2011	2010
Supplemental cash flow information:
Cash paid in the period for:
Interest	$3,148	$6,343
Income taxes	4,650	$-

Noncash investing and financing activities:
Change in unrealized gain (loss) on available
for sale securities, net of tax	$(1,209)	$2,692
Settlement of secured borrowings	(3,085)	-
OREO and premises and equipment expenditures
accrued in other liabilities	$169	$259
Transfer of loans to OREO	6,354	3,847

     New Accounting Pronouncements. In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance within the Accounting Standards Update (“ASU”) 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period are required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The adoption of this guidance did not have any impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows.

     In April 2011, the FASB issued guidance within the ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance is not expected to have a material impact on the Company’s consolidated statement of income (loss), its consolidated balance sheet, or its consolidated statement of cash flows.

2. STOCK PLANS

     At March 31, 2011, Bancorp maintained two stock plans; the 2002 Stock Incentive Plan (“2002 Plan”) and the 1999 Stock Option Plan (“1999 Plan”). No additional grants may be made under the 1999 Plan. The 2002 Plan, which is shareholder approved, permits the grant of stock options, restricted stock and certain other stock based awards. On April 27, 2010, shareholders approved a 2.0 million share increase in the shares available under the 2002 Plan. The 2002 Plan permits the grant of stock options and restricted stock awards for up to 4.1 million shares, of which 514,217 shares remained available for issuance, of which 475,309 shares may be allocated to restricted stock awards as of March 31, 2011. It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock. Bancorp expenses stock options and restricted stock on a straight line basis over the applicable vesting term.

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

     The following table presents information on stock options outstanding for the period shown:

	Three months ended
	March 31, 2011
		Weighted Average
	Common Shares	Exercise Price per share
Balance, beginning of period	1,532,634	$13.38
Granted	-	-
Exercised	(4,950)	2.31
Forfeited/expired	(16,482)	12.78
Balance, end of period	1,511,202	$13.42

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	Three months ended	Three months ended
(Dollars in thousands, except share and per share data)	March 31, 2011	March 31, 2010
Stock options vested and expected to vest:
Number	1,474,425	1,593,659
Weighted average exercise price per share	$13.42	$13.17
Aggregate intrinsic value	$446	$107
Weighted average contractual term of options	4.4 years	5.2 years

Stock options vested and currently exercisable:
Number	1,279,903	1,146,786
Weighted average exercise price per share	$14.85	$16.04
Aggregate intrinsic value	$274	$19
Weighted average contractual term of options	3.8 years	3.7 years

     The balance of unearned compensation related to stock options as of March 31, 2011, and March 31, 2010, was $.1 million and $.3 million, respectively.

     The fair value of each stock option granted is estimated on the date of grant using the Black-Scholes based stock option valuation model. Therefore, when valuing options under Black-Scholes, the Company looks at certain assumptions, including expected stock volatility which is based on implied volatility in Bancorp’s stock, historical volatility of Bancorp’s stock; expected dividend yields which is based on dividend trends and the market price of Bancorp’s stock price at time of grant; historical data to estimate option exercises and employee terminations within the valuation model; the risk-free rate for periods within the contractual life of the option which is based on the U.S. Treasury yield curve in effect at the time of grant, and certain other factors.

2. STOCK PLANS (continued)

     The following table presents information on restricted stock outstanding for the period shown:

	Three months ended
	March 31, 2011
		Weighted Average Market
	Restricted Shares	Price at Grant
Balance, beginning of period	1,636,982	$3.80
Granted	6,827	3.49
Vested	(8,109)	6.73
Forfeited	(22,446)	3.42
Balance, end of period	1,613,254	$3.79

Weighted average remaining recognition period	2.8 years

     The balance of unearned compensation related to restricted stock shares as of March 31, 2011, and March 31, 2010, was $4.1 million and $1.0 million, respectively.

     The following table presents stock-based compensation expense for the periods shown:

	Three months ended
	March 31,
(Dollars in thousands)	2011	2010
Restricted stock expense	$507	$234
Stock option expense	37	82
Total stock-based compensation expense	$544	$316

     The income tax benefit recognized in the income statement for restricted stock compensation expense in the three months ended March 31, 2011, and March 31, 2010, was $193,000 and $89,000, respectively.

     There was minimal cash received from stock option exercises for the three months ended March 31, 2011, and March 31, 2010. The Company had no tax benefits from disqualifying dispositions involving incentive stock options, the exercise of non-qualified stock options, and the vesting and release of restricted stock for the three ended March 31, 2011, and March 31, 2010.

3. INVESTMENT SECURITIES

     The following tables present the available for sale investment portfolio as of March 31, 2011, and December 31, 2010:

(Dollars in thousands)
March 31, 2011	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$4,259	$23	$-	$4,282
U.S. Government agency securities	153,637	205	(825)	153,017
Corporate securities	14,514	-	(4,664)	9,850
Mortgage-backed securities	403,707	4,638	(2,605)	405,740
Obligations of state and political subdivisions	57,305	1,990	(159)	59,136
Equity investments and other securities	11,397	326	(43)	11,680
Total	$644,819	$7,182	$(8,296)	$643,705

(Dollars in thousands)
December 31, 2010	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$14,347	$45	$-	$14,392
U.S. Government agency securities	193,901	836	(507)	194,230
Corporate securities	14,499	-	(5,107)	9,392
Mortgage-backed securities	359,965	5,853	(2,200)	363,618
Obligations of state and political subdivisions	51,111	1,789	(255)	52,645
Equity investments and other securities	11,423	437	(25)	11,835
Total	$645,246	$8,960	$(8,094)	$646,112

     At March 31, 2011, the fair value of the securities in the investment portfolio was $643.7 million while the amortized cost was $644.8 million, reflecting a net unrealized loss in the portfolio of $1.1 million. At December 31, 2010, the fair value and amortized cost of securities in the investment portfolio were $646.1 million and $645.2 million, respectively, reflecting a net unrealized gain of $.9 million.

     The corporate securities segment of the investment securities portfolio had a $4.7 million net unrealized loss at March 31, 2011. The unrealized loss was associated with the decline in market value of our four investments in pooled trust preferred securities issued primarily by banks and insurance companies. An increase in liquidity and credit spreads, including certain issuer defaults, and an extension of expected cash flows, including issuer elections to defer interest payments, since the purchase of these securities contributed to the unrealized loss associated with these securities at March 31, 2011. Collectively they had an amortized cost of $14.0 million and a $9.3 million estimated fair value at March 31, 2011. Compared to December 31, 2010, the estimated market value of these securities increased slightly due to a small decrease in expected duration of cash flows. These securities have several features that reduce credit risk, including seniority over certain tranches in the same pool and the benefit of certain collateral coverage tests. Based on our current estimates of the future default rates for the underlying collateral, we believe these features are sufficient to protect the Company’s securities from experiencing any credit losses.

3. INVESTMENT SECURITIES (continued)

     The following tables provide the fair value and gross unrealized losses on securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
March 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$81,204	$(825)	$-	$-	81,204	(825)
Corporate securities	-	-	9,349	(4,664)	9,349	(4,664)
Mortgage-backed securities	166,586	(2,521)	986	(84)	167,572	(2,605)
Obligations of state and political subdivisions	8,805	(159)	-	-	8,805	(159)
Equity and other securities	1,957	(42)	1	(1)	1,958	(43)
Total	$258,552	$(3,547)	$10,336	$(4,749)	$268,888	$(8,296)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$40,528	$(507)	$-	$-	$40,528	$(507)
Corporate securities	-	-	8,892	(5,107)	8,892	(5,107)
Mortgage-backed securities	110,414	(2,088)	978	(112)	111,392	(2,200)
Obligations of state and political subdivisions	4,084	(255)	-	-	4,084	(255)
Equity and other securities	1,776	(24)	1	(1)	1,777	(25)
Total	$156,802	$(2,874)	$9,871	$(5,220)	$166,673	$(8,094)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of March 31, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$58,102	$(277)	$-	$-	$58,102	$(277)
Corporate securities	-	-	9,731	(4,220)	9,731	(4,220)
Mortgage-backed securities	82,278	(495)	5,617	(664)	87,895	(1,159)
Obligations of state and political subdivisions	3,080	(48)	1,879	(134)	4,959	(182)
Equity and other securities	1,188	(13)	-	-	1,188	(13)
Total	$144,648	$(833)	$17,227	$(5,018)	$161,875	$(5,851)

     At March 31, 2011, the Company had six investment securities with an amortized cost of $15.1 million and an unrealized loss of $4.8 million that have been in a continuous unrealized loss position for more than 12 months. Pooled trust preferred securities accounted for $4.7 million of the unrealized loss in these securities.

     There were a total of 36 securities in Bancorp’s investment portfolio with an amortized cost of $262.1 million and a total unrealized loss of $3.5 million at March 31, 2011, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on these investment securities was predominantly caused by changes in market interest rates, average life or credit spreads subsequent to purchase. The fair value of most of our securities fluctuates as market interest rates change.

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

     At March 31, 2011, and December 31, 2010, the Company had $340.2 and $504.0 million, respectively, in investment securities being provided as collateral to the Federal Home Loan Bank of Seattle (“FHLB”), the Federal Reserve Bank of San Francisco (“Reserve Bank”), the State of Oregon and the State of Washington, and others for our borrowings and certain public fund deposits. At March 31, 2011, and December 31, 2010, Bancorp had no reverse repurchase agreements.

3. INVESTMENT SECURITIES (continued)

     The following table presents the contractual maturities of the investment securities available for sale at March 31, 2011:

(Dollars in thousands)	Available for sale
March 31, 2011	Amortized cost	Fair value
U.S. Treasury securities
One year or less	$4,059	$4,073
After one year through five years	200	209
After five through ten years	-	-
Due after ten years	-	-
Total	4,259	4,282

U.S. Government agency securities:
One year or less	-	-
After one year through five years	123,385	123,131
After five through ten years	30,252	29,886
Due after ten years	-	-
Total	153,637	153,017

Corporate securities:
One year or less	-	-
After one year through five years	500	500
After five through ten years	-	-
Due after ten years	14,014	9,350
Total	14,514	9,850

Obligations of state and political subdivisions:
One year or less	6,636	6,711
After one year through five years	10,911	11,551
After five through ten years	30,022	31,121
Due after ten years	9,736	9,753
Total	57,305	59,136

Sub-total	229,715	226,285

Mortgage-backed securities	403,707	405,740
Equity investments and other securities	11,397	11,680
Total securities	$644,819	$643,705

     Mortgage-backed securities, including collateralized mortgage obligations and asset-backed securities, have maturities that will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The composition and carrying value of the Company’s loan portfolio, excluding loans held for sale, is as follows:

(Dollars in thousands)	March 31, 2011	December 31, 2010
Commercial	$306,864	$309,327
Real estate construction	37,607	44,085
Real estate mortgage	341,526	349,016
Commercial real estate	834,880	818,577
Installment and other consumer	14,823	15,265
Total loans	1,535,700	1,536,270
Allowance for loan losses	(39,692)	(40,217)
Total loans, net	$1,496,008	$1,496,053

     Loans greater than 90 days past due are classified into nonaccrual status. The following table presents an age analysis of the loan portfolio for the periods shown:

(Dollars in thousands)	March 31, 2011
	30 - 89 days	Greater than	Total	Current	Total
	past due	90 days past due	past due	loans	loans
Commercial	$1,056	$10,670	$11,726	$295,138	$306,864
Real estate construction	2,616	4,207	6,823	30,784	37,607
Real estate mortgage	6,105	2,463	8,568	332,958	341,526
Commercial real estate	3,951	12,172	16,123	818,757	834,880
Installment and other consumer	156	-	156	14,667	14,823
Total	$13,884	$29,512	$43,396	$1,492,304	$1,535,700

(Dollars in thousands)	December 31, 2010
	30 - 89 days	Greater than	Total	Current	Total
	past due	90 days past due	past due	loans	loans
Commercial	$953	$9,984	$10,937	$298,390	$309,327
Real estate construction	2,098	4,039	6,137	37,948	44,085
Real estate mortgage	4,662	5,669	10,331	338,685	349,016
Commercial real estate	3,988	12,157	16,145	802,432	818,577
Installment and other consumer	53	-	53	15,212	15,265
Total	$11,754	$31,849	$43,603	$1,492,667	$1,536,270

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

     The following table presents an analysis of impaired loans for the periods shown:

						Quarter ended
(Dollars in thousands)	March 31, 2011					March 31, 2011
	Unpaid principal	Impaired loans	Impaired loans	Total impaired	Related	Average
	balance1	with no allowance	with allowance	loan balance	allowance	balance
Commercial	$19,898	$12,804	$170	$12,974	$-	$14,093
Real estate construction	13,831	8,125	1,067	$9,192	5	9,588
Real estate mortgage	25,761	13,591	6,428	$20,019	314	22,150
Commercial real estate	26,162	19,423	5,608	$25,031	92	26,580
Installment and other consumer	25	-	-	-	-	-
Total	$85,677	$53,943	$13,273	$67,216	$411	$72,411

						Quarter ended
(Dollars in thousands)	December 31, 2010					December 31, 2010
	Unpaid principal	Impaired loans	Impaired loans	Total impaired	Related	Average
	balance1	with no allowance	with allowance	loan balance	allowance	balance
Commercial	$22,692	$13,377	$1,679	$15,056	$2	$19,992
Real estate construction	15,570	10,692	323	11,015	2	20,191
Real estate mortgage	28,856	15,491	7,828	23,319	443	20,610
Commercial real estate	28,717	21,648	5,634	27,282	103	17,187
Installment and other consumer	-	-	-	-	-	45
Total	$95,835	$61,208	$15,464	$76,672	$550	$78,025

1	The unpaid principal balance on impaired loans represents the amount owed by the borrower. The carrying value of impaired loans is lower than the unpaid principal balance due to charge-offs.

     The following table presents nonaccrual loans by category as of the dates shown:

	March 31,	December 31,
(Dollars in thousands)	2011	2010
Commercial	$12,803	$13,377
Real estate construction	8,125	10,692
Real estate mortgage	13,591	15,491
Commercial real estate	19,424	21,671
Installment and other consumer	-	-
Total loans on nonaccrual status	$53,943	$61,231

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

     The Company uses a risk rating matrix to assign a risk rating to loans not evaluated on a homogenous pool level. At March 31, 2011, $1.11 billion of loans were risk rated and $425.8 million were evaluated on a homogeneous pool basis. Individually risk rated loans are rated on a scale of 1 to 10. A description of the general characteristics of the 10 risk ratings is as follows:
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
     The Company considers loans assigned a risk rating 8 through 10 to be classified loans. The following table presents weighted average risk ratings of the loan portfolio and classified loans by category. The weighted average risk ratings did not exhibit material change from December 31, 2010, to March 31, 2011. Overall classified loans remained virtually unchanged from December 31, 2010, both in total and as a percentage of the loan portfolio. Total commercial real estate classified loans increased during 2010; as such portfolio typically is challenged in the latter part of a weak economic period.

(Dollars in thousands)	March 31, 2011		December 31, 2010
	Weighted average	Classified	Weighted average	Classified
	risk rating	loans	risk rating	loans
Commercial	5.95	$31,350	5.89	$32,895
Real estate construction	7.37	21,633	7.33	24,131
Real estate mortgage	6.45	25,579	6.34	20,913
Commercial real estate	5.72	40,709	5.75	42,045
Installment and other consumer1	7.42	137	7.41	137
Total		$119,408		$120,121

Total loans risk rated	$1,109,936		$1,096,859

1	Installment and other consumer loans are primarily evalued on a homogenous pool level and generally not individually risk rated unless certain factors are met.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

     The following table presents homogeneous loans where credit risk is evaluated on a portfolio basis by category, and includes our home equity lines of credit and certain small business loans. Important credit quality metrics for this portfolio include balances on nonaccrual and past due status. Total loans and lines evaluated on a homogeneous pool basis were $425.8 million at March 31, 2011, and $439.4 million at December 31, 2010. Such balances on nonaccrual status declined from $7.7 million at December 31, 2010, to $3.1 million at March 31, 2011. During the quarter ended March 31, 2011, due to the unique nature of nonstandard mortgages, the methodology for risk rating these loans was modified. This procedural change resulted in the movement of 35 notes with total commitments of $8.5 million from the homogenous pool to the individually risk rated portfolio. This change did not have a significant impact on the allowance for loan losses.

(Dollars in thousands)	March 31, 2011			December 31, 2010
	Current	Nonaccrual	30 - 89 days	Current	Nonaccrual	30 - 89 days
	status	status	past due	status	status	past due
Commercial	$52,637	$49	$566	$54,217	$245	$7
Real estate construction	-	796	-	-	1,136	-
Real estate mortgage	263,814	995	833	269,862	4,958	1,931
Commercial real estate	90,268	1,308	-	90,782	1,334	8
Installment and other consumer	14,388	-	156	14,878	-	52
Total	$421,107	$3,148	$1,555	$429,739	$7,673	$1,998

     The following is an analysis of the changes in the allowance for credit losses:

(Dollars in thousands)	Three months ended
	March 31, 2011	March 31, 2010
Balance, beginning of period	$41,067	$39,418
Provision for credit losses	2,076	7,634
Losses charged to the allowance	(3,414)	(6,426)
Recoveries credited to the allowance	700	673
Balance, end of period	$40,429	$41,299

Components of allowance for credit losses
Allowance for loan losses	$39,692	$40,446
Reserve for unfunded commitments	737	853
Total allowance for credit losses	$40,429	$41,299

     The reserve for unfunded commitments was included in other liabilities as of March 31, 2011 and 2010.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

     The following table presents summary account activity relating to the allowance for credit losses by loan category for the periods shown:

(Dollars in thousands)	Three months ended March 31, 2011
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Beginning balance December 31, 2010	$8,541	$4,474	$8,156	$12,462	$1,273	$6,161	$41,067
Provision for credit losses	457	(109)	1,354	654	221	(501)	2,076
Losses charged to the allowance	(761)	(376)	(1,485)	(329)	(463)	-	(3,414)
Recoveries credited to the allowance	498	-	112	3	87	-	700
Ending balance March 31, 2011	$8,735	$3,989	$8,137	$12,790	$1,118	$5,660	$40,429

Loans valued for impairment:
Individually	$12,974	$9,192	$20,019	$25,031	$-	$-	$67,216
Collectively	293,890	28,415	321,507	809,849	14,823	-	1,468,484
Total	$306,864	$37,607	$341,526	$834,880	$14,823	$-	$1,535,700

(Dollars in thousands)	Twelve months ended December 31, 2010
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Beginning balance December 31, 2009	$8,224	$7,240	$8,211	$9,492	$1,294	$4,957	$39,418
Provision for credit losses	4,474	113	7,025	4,262	1,574	1,204	18,652
Losses charged to the allowance	(5,229)	(3,576)	(7,461)	(1,321)	(1,889)	-	(19,476)
Recoveries credited to the allowance	1,072	697	381	29	294	-	2,473
Ending balance at December 31, 2010	$8,541	$4,474	$8,156	$12,462	$1,273	$6,161	$41,067

Loans valued for impairment:
Individually	$15,056	$11,015	$23,319	$27,282	$-	$-	$76,672
Collectively	294,271	33,070	325,697	791,295	15,265	-	1,459,598
Total	$309,327	$44,085	$349,016	$818,577	$15,265	$-	$1,536,270

5. OTHER REAL ESTATE OWNED, NET

     The following tables summarize Other Real Estate Owned (“OREO”) for the periods shown:

(Dollars in thousands)	Three months ended
	March 31, 2011	March 31, 2010
Balance, beginning period	$39,459	$53,594
Additions to OREO	6,479	5,003
Disposition of OREO	(5,952)	(11,000)
Valuation adjustments in the period	(657)	(2,359)
Total OREO	$39,329	$45,238

     The following tables summarize the OREO valuation allowance for the periods shown:

(Dollars in thousands)	Three months ended
	March 31, 2011	March 31, 2010
Balance, beginning period	$7,584	$9,489
Valuation adjustments in the period	657	2,359
Deductions from the valuation allowance due to disposition	(816)	(3,845)
Total OREO valuation allowance	$7,425	$8,003

6. EARNINGS (LOSS) PER SHARE

     The earnings (loss) per share is calculated under the two-class method. The two-class method is an earnings allocation formula that determines earnings (loss) per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is an instrument that may participate in undistributed earnings with common stock. The Company has issued restricted stock and preferred stock that qualifies as a participating security. Basic earnings (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

     Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of options and warrants, conversion of preferred stock, and non-vested restricted stock were included, unless those additional shares would have been anti-dilutive. For the diluted earnings (loss) per share computation, the treasury stock method is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate diluted earnings per share. The two-class method was utilized to calculate diluted earnings per share for the quarter ended March 31, 2011.

     The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) per share computations for the quarters ended March 31, 2011, and 2010:

(Dollars and shares in thousands, except per share amounts)	Three months ended
	March 31, 2011	March 31, 2010
Net income (loss)	$5,105	$(888)
Less: Net income (loss) allocated to participating securities-basic:
Preferred stock	302	-
Non-vested restricted stock	81	-
Net income (loss) available to common stock holders-basic	4,722	(888)
Add: Net income (loss) allocated per two-class method-diluted:
Stock options and Class C warrants	18	-
Net income (loss) available to common stockholders-diluted	$4,740	$(888)

Weighted average common shares outstanding -basic	94,800	67,125
Common stock equivalents from:
Stock options	114	-
Class C warrants	4,780	-
Weighted average common shares outstanding -diluted	99,694	67,125

Basic earnings (loss) per share	$0.05	$(0.01)
Diluted earnings (loss) per share	$0.05	$(0.01)

Common stock equivalent shares excluded due to anti-dilutive effect	1,147	1,770

7. COMMITMENTS AND CONTINGENT LIABILITIES

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

     The following table summarizes the Bank’s off balance sheet unfunded commitments as of the dates shown:

	Contract or	Contract or
	Notional Amount	Notional Amount
(Dollars in thousands)	March 31, 2011	December 31, 2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$243,085	$246,702
Real estate construction	8,009	10,568
Real estate mortgage
Mortgage	2,284	4,265
Home equity loans and lines of credit	154,665	154,073
Total real estate mortgage loans	156,949	158,338
Commercial real estate	7,960	7,756
Installment and consumer	10,427	10,734
Other	19,141	10,395
Standby letters of credit and financial guarantees	9,034	8,531
Account overdraft protection instruments	118,904	118,596
Total	$573,509	$571,620

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

     Interest rates on residential 1-4 family mortgage loan applications are typically rate locked during the application stage for periods ranging from 15 to 60 days, the most typical period being 45 days. These loans are locked with various qualified investors under a best-efforts delivery program. The Company makes every effort to deliver these loans before their rate locks expire. This arrangement generally requires the Bank to deliver the loans prior to the expiration of the rate lock. Delays in funding the loans may require a lock extension. The cost of a lock extension at times is borne by the borrower and at times by the Bank. These lock extension costs paid by the Bank are not expected to have a material impact on results of operations. This activity is managed daily.

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

8. COMPREHENSIVE INCOME (LOSS)

     The following table displays the components of comprehensive income (loss) for the periods shown:

	Three months ended
	March 31,
(Dollars in thousands)	2011	2010
Net income (loss) as reported	$5,105	$(888)

Unrealized holding (losses) gains on securities:
Unrealized holding (losses) gains arising during the period	(1,713)	4,886
Tax (provision) benefit	667	(1,913)
Unrealized holding (losses) gains arising during the period, net of tax	(1,046)	2,973

Less: Reclassification adjustment for gains
on sales of securities	(267)	(457)
Tax provision	104	176
Net realized gains on sales of securities, net of tax	(163)	(281)
Total comprehensive income	$3,896	$1,804

9. LONG-TERM BORROWINGS AND JUNIOR SUBORDINATED DEBT

     The following table summarized Bancorp’s long-term borrowings for the periods shown:

(Dollars in thousands)	March 31, 2011	December 31, 2010
FHLB non-putable advances	$138,599	$138,599
FHLB putable advances	30,000	30,000
Total long-term borrowings	$168,599	$168,599

     Long-term borrowings at March 31, 2011, consisted of notes with fixed maturities and structured advances with the FHLB totaling $168.6 million, unchanged from December 31, 2010. At March 31, 2011, Bancorp’s remaining total long-term borrowings with fixed maturities, or non-putable advances, was $138.6 million, with rates ranging from 2.32% to 5.03%. Bancorp also had three structured, or putable, advances totaling $30.0 million, with original terms of five years at rates ranging from 2.45% to 3.78%. The scheduled maturities on these structured advances occur in February 2013, August 2013 and March 2014, although the FHLB may under certain circumstances require payment of these structured advances prior to maturity. Principal payments due at scheduled maturity of Bancorp’s total long-term borrowings at March 31, 2011, were $50.1 million in 2012, $76.3 million in 2013 and $42.2 million in 2014.

     Bancorp had no outstanding federal funds purchased from correspondent banks, borrowings from the discount window or reverse repurchase agreements at March 31, 2011.

9. LONG-TERM BORROWINGS AND JUNIOR SUBORDINATED DEBT (continued)

     At March 31, 2011, six wholly-owned subsidiary grantor trusts established by Bancorp had an outstanding balance of $51.0 million in trust preferred securities. During 2009, the Company exercised its right to defer regularly scheduled interest payments on outstanding junior subordinated debentures related to its trust preferred securities. At March 31, 2011, the Company had a balance in other liabilities of $2.1 million in accrued and unpaid interest expense related to these junior subordinated debentures, and it may not pay dividends on its capital stock until all accrued but unpaid interest has been paid in full. The Company had recorded and continues to record junior subordinated debenture interest expense in long-term borrowings expense. Under our December 2009 Written Agreement with the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (“DFCS”) and the Reserve Bank, the Company cannot resume interest payments on our trust preferred securities without prior regulatory approval.

     The following table is a summary of current trust preferred securities issued by the grantor trusts and guaranteed by Bancorp:

(Dollars in thousands)

		Preferred		Rate at		Next possible
Issuance Trust	Issuance date	security amount	Rate type 1	3/31/11	Maturity date	redemption date2
West Coast Statutory Trust III	September 2003	$7,500	Variable	3.26%	September 2033	Currently redeemable
West Coast Statutory Trust IV	March 2004	6,000	Variable	3.10%	March 2034	Currently redeemable
West Coast Statutory Trust V	April 2006	15,000	Variable	1.74%	June 2036	June 2011
West Coast Statutory Trust VI	December 2006	5,000	Variable	1.99%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	12,500	Variable	1.86%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	5,000	Variable	1.69%	June 2037	June 2012
Total		$51,000	Weighted rate	2.17%

1	The variable rate preferred securities reprice quarterly.
2	Securities are redeemable at the option of Bancorp following these dates.

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

(Dollars in thousands)	Three months ended March 31, 2011
	Banking	Other	Intersegment	Consolidated
Interest income	$24,906	$12	$-	$24,918
Interest expense	3,130	276	-	3,406
Net interest income (expense)	21,776	(264)	-	21,512
Provision for credit losses	2,076	-	-	2,076
Noninterest income	8,389	798	(271)	8,916
Noninterest expense	21,892	932	(271)	22,553
Income (loss) before income taxes	6,197	(398)	-	5,799
Provision (benefit) for income taxes	849	(155)	-	694
Net income (loss)	$5,348	$(243)	$-	$5,105

Depreciation and amortization	$2,125	$7	$-	$2,132
Assets	$2,446,906	$18,035	$(13,084)	$2,451,857
Loans, net	$1,496,008	$-	$-	$1,496,008
Deposits	$1,940,957	$-	$(12,526)	$1,928,431
Equity	$314,632	$(37,644)	$-	$276,988

(Dollars in thousands)	Three months ended March 31, 2010
	Banking	Other	Intersegment	Consolidated
Interest income	$27,181	$17	$-	$27,198
Interest expense	6,295	270	-	6,565
Net interest income (expense)	20,886	(253)	-	20,633
Provision for credit losses	7,634	-	-	7,634
Noninterest income	5,916	779	(287)	6,408
Noninterest expense	20,496	886	(287)	21,095
Income (loss) before income taxes	(1,328)	(360)	-	(1,688)
Benefit for income taxes	(660)	(140)	-	(800)
Net income (loss)	$(668)	$(220)	$-	$(888)

Depreciation and amortization	$2,175	$9	$-	$2,184
Assets	$2,666,888	$15,268	$(20,447)	$2,661,709
Loans, net	$1,626,487	$-	$-	$1,626,487
Deposits	$2,085,071	$-	$(19,648)	$2,065,423
Equity	$299,997	$(39,500)	$-	$260,497

11. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     Trading securities – Trading securities held at March 31, 2011, are related solely to bonds, equity securities and mutual funds held in a Rabbi Trust for benefit of the Company’s deferred compensation plans. Fair values for trading securities are based on quoted market prices.

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

11. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

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

11. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     The following tables present fair value measurements for assets that are measured at fair value on a recurring basis subsequent to initial recognition for the periods shown:

		Fair value measurements at March 31, 2011, using
		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	March 31, 2011	(Level 1)	(Level 2)	(Level 3)
Trading securities	$771	$771	$-	$-
Available for sale securities:
U.S. Treasury securities	4,282	-	4,282	-
U.S. Government agency securities	153,017	-	153,017	-
Corporate securities	9,850	-	-	9,850
Mortgage-backed securities	405,740	-	405,740	-
Obligations of state and political subdivisions	59,136	-	58,247	889
Equity investments and other securities	11,680	-	11,680	-
Total recurring assets measured at fair value	$644,476	$771	$632,966	$10,739

		Fair value measurements at December 31, 2010, using
		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Trading securities	$808	$808	$-	$-
Available for sale securities:
U.S. Treasury securities	14,392	-	14,392	-
U.S. Government agency securities	194,230	-	194,230	-
Corporate securities	9,392	-	-	9,392
Mortgage-backed securities	363,618	-	363,618	-
Obligations of state and political subdivisions	52,645	-	51,688	957
Equity investments and other securities	11,835	1	11,834	-
Total recurring assets measured at fair value	$646,920	$809	$635,762	$10,349

     The Company did not have any transfers between level 1, level 2, or level 3 instruments during the period. The Company transferred $14.4 million in U.S. Treasury securities from a level 1 instrument to a level 2 instrument at December 31, 2010. In addition, the Company had no material changes in valuation techniques for recurring and nonrecurring assets measured at fair value from the quarter ended March 31, 2011.

11. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL Instruments (continued)

     The following table represents a reconciliation of level 3 instruments for assets that are measured at fair value on a recurring basis for the three months ended March 31, 2011, and 2010:

	Three months ended March 31, 2011
			Reclassification of
		Gains (losses)	gains (losses) from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	January 1, 2011	income	securities	Settlements	March 31, 2011
Corporate securities	$9,392	$458		$-	$9,850
Obligations of state and political subdivisions	957	(68)	-	-	889
Fair value	$10,349	$390	$-	$-	$10,739

	Three months ended March 31, 2010
			Reclassification of
		Gains	gains (losses) from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	January 1, 2010	income	securities	Settlements	March 31, 2010
Corporate securities	$9,753	$478	$-	$-	$10,231
Obligations of state and political subdivisions	973	20	-	-	993
Fair value	$10,726	$498	$-	$-	$11,224

     Certain assets are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and OREO. For the three months ended March 31, 2011, loans held for sale were subject to the lower of cost or market method of accounting. However, there were no impairments recognized on loans held for sale in first quarter 2011. For the three months ended March 31, 2011, certain loans included in Bancorp’s loan portfolio were deemed impaired. In addition, during the first quarter, certain properties were written down by a total of $.7 million to reflect additional decreases in estimated fair market value subsequent to the time such properties were placed into OREO.

     There were no nonrecurring level 1 or 2 fair value measurements for the three months ended March 31, 2011, or the full year 2010. The following tables represent the level 3 fair value measurements for nonrecurring assets for the periods presented:

	Three months ended March 31, 2011
(Dollars in thousands)	Impairment	Fair Value 1
Loans measured for impairment	$3,414	$19,423
OREO	657	18,046
Total nonrecurring assets measured at fair value	$4,071	$37,469

	Twelve months ended December 31, 2010
(Dollars in thousands)	Impairment	Fair Value 1
Loans measured for impairment	$19,476	$82,910
OREO	6,649	74,146
Total nonrecurring assets measured at fair value	$26,125	$157,056

1	Fair value excludes cost to sell collateral.

11. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     The estimated fair values of financial instruments at March 31, 2011, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$175,055	$175,055
Trading securities	771	771
Investment securities	643,705	643,705
Federal Home Loan Bank stock	12,148	12,148
Net loans (net of allowance for loan losses
and including loans held for sale)	1,497,422	1,400,045
Bank owned life insurance	25,502	25,502

FINANCIAL LIABILITIES:
Deposits	$1,928,431	$1,929,525
Long-term borrowings	168,599	174,878

Junior subordinated debentures-variable	51,000	26,731

     The estimated fair values of financial instruments at December 31, 2010, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$177,991	$177,991
Trading securities	808	808
Investment securities	646,112	646,112
Federal Home Loan Bank stock	12,148	12,148
Net loans (net of allowance for loan losses
and including loans held for sale)	1,499,155	1,407,366
Bank owned life insurance	25,313	25,313

FINANCIAL LIABILITIES:
Deposits	$1,940,522	$1,942,301
Long-term borrowings	168,599	175,305

Junior subordinated debentures-variable	51,000	26,597

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the audited consolidated financial statements and related notes to those statements of West Coast Bancorp (“Bancorp” or the “Company”) that appear under the heading “Financial Statements and Supplementary Data” in Bancorp's Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 10-K”), as well as the unaudited consolidated financial statements for the current quarter found under Item 1 above.

Forward Looking Statement Disclosure

     Statements in this Annual Report of West Coast Bancorp (“Bancorp” or the “Company”) regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. The Company’s actual results could be quite different from those expressed or implied by the forward-looking statements. Words such as “could,” “may,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projects,” “potential,” “likely,” or “continue,” or words of similar import, often help identify “forward-looking statements,” which include any statements that expressly or implicitly predict future events, results, or performance. Factors that could cause events, results or performance to differ from those expressed or implied by our forward-looking statements include, among others, risks discussed in Item 1A, “Risk Factors” of the 2010 10-K, risks discussed elsewhere in the text of this report, as well as the following specific factors:
  General economic conditions, whether national or regional, and conditions in real estate markets, that may affect the demand for our loan and other products, lead to declines in credit quality and increase in loan losses, negatively affect the value and salability of the real estate that we own or that is the collateral for many of our loans, and hinder our ability to increase lending activities;

  Changing bank regulatory conditions, policies, or programs, whether arising as new legislation or regulatory initiatives or changes in our regulatory classifications, that could lead to restrictions on activities of banks generally or West Coast Bank (the “Bank”) in particular, increased costs, including higher deposit insurance premiums, price controls on debit card interchange, regulation or prohibition of certain income producing activities, or changes in the secondary market for bank loan and other products;

  Competitive factors, including competition with community, regional and national financial institutions, that may lead to pricing pressures that reduce yields the Bank earns on loans or increase rates the Bank pays on deposits, the loss of our most valued customers, defection of key employees or groups of employees, or other losses;

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
     Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to, among other things: dispose of properties or other assets obtained through foreclosures at expected prices and within a reasonable period of time; attract and retain key personnel; generate loan and deposit balances at projected spreads; sustain fee generation including gains on sales of loans; maintain asset quality and control risk; limit the amount of net loan charge-offs; manage its interest rate sensitivity position in periods of changing market interest rates; adapt to changing customer deposit, investment and borrowing behaviors; control expense growth; and monitor and manage the Company’s financial reporting, operating and disclosure control environments.

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

Community Reinvestment Act (“CRA”)

     The Bank received a CRA rating of satisfactory during its most recent CRA examination in September 2010.

First Quarter 2011 Financial Overview

     During first quarter 2011, we recorded:
  Net income of $5.1 million compared to a net loss of $.9 million in first quarter 2010;

  A net interest margin of 3.81%, an increase of 43 basis points from 3.38% in first quarter 2010;

  An average rate paid on total deposits of .38%, a 45 basis point decline from .83% in first quarter 2010;

  A provision for credit losses of $2.1 million, a reduction of $5.5 million from $7.6 million for the same quarter in 2010;

  Net loan charge-offs of $2.7 million, a decline from $5.8 million in first quarter 2010; and
     Other real estate owned (“OREO”) valuation adjustments and net losses on OREO sales of $.3 million, a reduction from $2.1 million in first quarter 2010. Management continued to proactively implement and execute certain strategies that have resulted in significant strengthening of the Company’s balance sheet, including:
  Increasing the Bank’s total and tier 1 risk-based capital ratios to 18.28% and 17.02%, respectively, at March 31, 2011, up from 16.50% and 15.24% at March 31, 2010;

  Improving the Bank’s leverage ratio from 11.16% a year ago, to 12.87% at March 31, 2011; and

  Reducing total nonperforming assets by 29% or $37.4 million over the past twelve months, to $93.3 million at quarter end.
Results of Operations

Three months ended March 31, 2011 and 2010

     Net Income (Loss). Net income for the three months ended March 31, 2011, was $5.1 million, as compared to a net loss of $.9 for the three months ended March 31, 2010. Earnings per diluted share for the three months ended March 31, 2011, was $0.05, as compared to a loss per diluted share of $0.01 for the three months ended March 31, 2010. For additional detail regarding calculation of our earnings per diluted share in the current quarter and year to date, see Note 6 “Earnings (Loss) Per Share” of our interim financial statements included under Item 1 of this report.

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

	Three months ended
(Dollars in thousands)	March 31, 2011			March 31, 2010			December 31, 2010
	Average			Average	Interest		Average
	Outstanding	Interest	Yield/	Outstanding	Earned/	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate 1	Balance	Paid	Rate 1	Balance	Earned/Paid	Rate 1
ASSETS:
Interest earning balances
due from banks	$106,794	$70	0.26%	$227,278	$145	0.26%	$142,398	$94	0.26%
Federal funds sold	3,947	1	0.09%	12,912	3	0.09%	3,996	1	0.09%
Taxable securities 2	622,208	4,069	2.65%	505,745	3,611	2.90%	592,078	3,569	2.39%
Nontaxable securities 3	51,241	737	5.83%	63,781	917	5.83%	54,698	762	5.53%
Loans, including fees 4	1,530,422	20,299	5.38%	1,703,597	22,842	5.44%	1,558,757	21,350	5.43%
Total interest earning assets	2,314,612	25,176	4.41%	2,513,313	27,518	4.44%	2,351,927	25,776	4.35%

Allowance for loan losses	(40,296)			(39,957)			(42,208)
Premises and equipment	26,667			28,190			26,845
Other assets	149,885			175,829			148,596
Total assets	$2,450,868			$2,677,375			$2,485,160

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest bearing demand	$344,090	$78	0.09%	$321,070	$155	0.20%	$349,071	$82	0.09%
Savings	106,309	40	0.15%	98,075	119	0.49%	105,114	44	0.16%
Money market	660,672	634	0.39%	642,594	1,345	0.85%	670,580	708	0.42%
Time deposits	269,038	1,057	1.59%	507,706	2,673	2.14%	281,009	1,175	1.66%
Total interest bearing deposits	1,380,109	1,809	0.53%	1,569,445	4,292	1.11%	1,405,774	2,009	0.57%

Short-term borrowings	-	-	0.00%	13,100	145	4.49%	-	-	0.00%
Long-term borrowings 5	219,599	1,597	2.95%	301,199	2,127	2.86%	217,256	1,611	2.94%
Total borrowings	219,599	1,597	2.95%	314,299	2,272	2.93%	217,256	1,611	2.94%
Total interest bearing
liabilities	1,599,708	3,406	0.86%	1,883,744	6,564	1.41%	1,623,030	3,620	0.88%
Demand deposits	552,229			519,492			566,998
Other liabilities	24,983			19,762			18,858
Total liabilities	2,176,920			2,422,998			2,208,886
Stockholders' equity	273,948			254,377			276,274
Total liabilities and
stockholders' equity	$2,450,868			$2,677,375			$2,485,160
Net interest income		$21,770			$20,954			$22,156

Net interest spread			3.55%			3.03%			3.46%

Net interest margin			3.81%			3.38%			3.74%

1	Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.
2	First quarter 2011 and fourth quarter 2010 do not include Federal Home Loan Bank (FHLB) stock balances. First quarter 2010 includes FHLB stock balances.
3	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. The tax equivalent basis adjustment for the three months ended March 31, 2011, and 2010, was $.26 million and $.32 million, respectively, and $.27 million for three months ended December 31, 2010.
4	Includes balances of loans held for sale and nonaccrual loans.
5	Includes junior subordinated debentures with average balance of $51.0 million for the three months ended March 31, 2011, and 2010, and December 31, 2010.

     First quarter 2011 net interest income of $21.5 million increased $.9 million from the same quarter in 2010. Net interest income on a tax equivalent basis was $21.8 million in the most recent quarter, up from $21.0 million in the first quarter of 2010. Average interest earning assets decreased $198.7 million, or 7.9%, to $2.31 billion in the first quarter of 2011 from $2.51 billion for the same period in 2010, while average interest bearing liabilities decreased $284.0 million, or 15.1%, to $1.60 billion.

     The first quarter 2011 net interest margin of 3.81% increased 43 basis points from first quarter 2010, predominantly due to a lower rate on interest bearing deposits and lower time deposit balances. The spread between the yield earned on loans and rate paid on interest bearing deposits improved 52 basis points year-over-year in the first quarter notwithstanding a significant shift in average earning asset mix as higher yielding loan balances declined over this period. Collectively, cash equivalents and investment securities earned 286 basis points less than the loan portfolio during the most recent quarter.

     As of March 31, 2011, the Bank had $682.3 million in floating and adjustable rate loans with interest rate floors. Of these loans, $468.7 million were at their floor rate. These floors have benefited the Company’s loan yield and net interest income and margin over the past year. While dependent on how quickly and by how much market interest rates rise, as well as how the slope of the market yield curve may change, we anticipate our yields for loans at floors to lag underlying changes in market interest rates in a rising market interest rate environment.

     At March 31, 2011, we estimated we remained slightly asset sensitive over the next twelve month measurement period, meaning that earning assets are expected to mature or reprice more quickly than interest bearing liabilities over this period. Whether we will be able to continue recent positive trends in or maintain our net interest margin will depend on our ability to generate new loans utilizing excess liquidity, to further reduce nonperforming assets, and to control our costs of funds, all of which will depend on economic conditions, competitive factors and market interest rate trends. For more information see the discussion under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2010 10-K.

     Provision for Credit Losses. Bancorp recorded provision for credit losses for the first quarters of 2011 and 2010 of $2.1 million and $7.6 million, respectively. The Company continued to experience a reduction in loan net charge-offs, particularly in the real estate mortgage, real estate construction, and commercial categories. Whether we will be able to continue the trend of decreasing provision for credit losses will depend primarily on economic conditions and the interest rate environment, as an increase in interest rates could put pressure on the ability of our borrowers to repay loans. For more information, see the discussion under the subheading “Allowance for Credit Losses and Net Loan Charge-offs” below.

     Noninterest Income. Total noninterest income of $8.9 million for the quarter ended March 31, 2011, increased $2.5 million from $6.4 million in the first quarter of 2010. The increase was primarily due to a $1.7 million reduction in OREO valuation adjustments. Excluding the effects of OREO valuation adjustments, the Company’s noninterest income increased $.8 million compared to first quarter 2010 primarily due to $.4 million growth in both gains on sales of loans and payment systems over this period.

     The following table illustrates the components and change in noninterest income for the periods shown:

	Three months ended		Three months ended
(Dollars in thousands)	March 31,		Change		December 31,	Change
	2011	2010	$	%	2010	$	%
Noninterest income
Service charges on deposit accounts	$3,644	$3,596	$48	1%	$3,736	$(92)	-2%
Payment systems related revenue	2,930	2,536	394	16%	2,984	(54)	-2%
Trust and investment services revenues	1,148	979	169	17%	1,143	5	0%
Gains on sales of loans	513	141	372	264%	568	(55)	-10%
Other	748	757	(9)	-1%	733	15	2%
Gain on sales of securities	267	457	(190)	-42%	617	(350)	-57%
Total	9,250	8,466	784	9%	9,781	(531)	-5%

OREO gains (losses) on sale	323	301	22	7%	336	(13)	-4%
OREO valuation adjustments	(657)	(2,359)	1,702	72%	(1,522)	865	57%
Total	(334)	(2,058)	1,724	84%	(1,186)	852	72%

Total noninterest income	$8,916	$6,408	$2,508	39%	$8,595	$321	4%

     Guidance issued by the FDIC in November 2010 states that its supervised institutions, including the Bank, are to review check clearing procedures to ensure they operate in a manner that avoids maximizing customer overdrafts and related fees. If the Bank changes its clearing procedures, noninterest income may be adversely affected.

     Noninterest Expense. Noninterest expense for the three months ended March 31, 2011, was $22.6 million, an increase of $1.5 million compared to $21.1 million in first quarter 2010. Salaries and employee benefits expense increased $.7 million over the same period in the prior year; primarily reflecting higher variable performance based compensation and restricted stock expense associated with grants made in April 2010. Payment system related expenses grew $.2 million or 24% due to higher customer transaction volumes and the discontinuance of our debit card reward program during the quarter. A reversal of Federal Deposit Insurance Corporation (“FDIC”) insurance premium expense in first quarter of 2010 resulted in the $.5 million increase in other noninterest expense year over year first quarter.

     The following table illustrates the components and changes in noninterest expense for the periods shown:

	Three months ended		Three months ended
(Dollars in thousands)	March 31,	March 31,	Change		December 31,	Change
	2011	2010	$	%	2010	$	%
Noninterest expense
Salaries and employee benefits	$11,877	$11,175	$702	6%	$11,521	$356	3%
Equipment	1,528	1,576	(48)	-3%	1,540	(12)	-1%
Occupancy	2,165	2,184	(19)	-1%	2,245	(80)	-4%
Payment systems related expense	1,247	1,004	243	24%	1,297	(50)	-4%
Professional fees	982	861	121	14%	822	160	19%
Postage, printing and office supplies	810	804	6	1%	816	(6)	-1%
Marketing	651	687	(36)	-5%	800	(149)	-19%
Communications	378	382	(4)	-1%	388	(10)	-3%
Other noninterest expense	2,915	2,422	493	20%	3,901	(986)	-25%
Total	$22,553	$21,095	$1,458	7%	$23,330	$(777)	-3%

     Changing business conditions, increased costs in connection with retention of, or a failure to retain key employees, lower loan production volumes causing deferred loan origination costs to decline, or a failure to manage operating and control environments could adversely affect our ability to limit expense growth in the future.

     Income Taxes. The Company recorded income tax expense for the three months ended March 31, 2011, of $.7 million compared to a tax benefit of $.8 million during the first quarter of 2010. The provision for income taxes in first quarter 2011 is the result of the impact on tax expense from a $1.8 million decrease in gross unrealized gains on the investment securities portfolio during the quarter. As of March 31, 2011, the Company maintained a valuation allowance of $21.5 million against its deferred tax asset balance of $28.4 million, for a net deferred tax asset of $6.9 million. The Company’s future net deferred tax asset and income tax provision or benefit will continue to be impacted by changes in the gross unrealized gain on the Company’s investment portfolio.

     The following table illustrates the components of the provision (benefit) for income taxes for the periods shown:

	Three months ended		Three months ended
(Dollars in thousands)	March 31,	March 31,		December 31,
	2011	2010	Change	2010	Change
Benefit for income taxes net of initial
establishment of deferred tax asset valuation allowance	$-	$-	$-	$-	$-
Provision (benefit) for income taxes from deferred
tax asset valuation allowance:
Unrealized loss (gain) on securities	694	(800)	1,494	2,077	(1,383)
Change in deferred tax assets-tax return adjustments	-	-	-	1,472	(1,472)
Total provision (benefit) for income taxes	$694	$(800)	$1,494	$3,549	$(2,855)

Balance Sheet Overview

     Balance sheet highlights are as follows:
  Total assets were $2.5 billion as of March 31, 2011, substantially unchanged from December 31, 2010;

  Total loans also remained unchanged at $1.5 billion from the balance at December 31, 2010, primarily due to a positive trend in our quarterly loan origination volume;

  The combined balance of total cash equivalents and investment securities was $768 million, or 33% of earning assets, at March 31, 2011; and

  Total deposits of $1.9 billion at March 31, 2011, was also relatively unchanged from year end 2010, with a continuing deposit balance mix shift from time deposits to non-time deposits.
     Our balance sheet management efforts are focused on increasing loan balances within our concentration parameters to targeted customer segments as opportunities arise, maintaining a strong capital position until we have more certainty regarding economic conditions, retaining sufficient liquidity, and limiting loan concentrations within our loan portfolio. We also expect to further reduce nonperforming assets by resolving nonaccrual loans and disposing of OREO properties.

Cash and Cash Equivalents

     Total cash and cash equivalents decreased slightly to $175.1 million at March 31, 2011, from $178.0 million at December 31, 2010.

(Dollars in thousands)	March 31,	% of	March 31,	% of	Change		December 31,	% of
	2011	total	2010	total	Amount	%	2010	total
Cash and Cash equivalents:
Cash and due from banks	$50,865	29%	$47,002	16%	$3,863	8%	$42,672	24%
Federal funds sold	1,966	1%	3,859	1%	(1,893)	-49%	3,367	2%
Interest-bearing deposits in other banks	122,224	70%	238,680	83%	(116,456)	-49%	131,952	74%
Total cash and cash equivalents	$175,055	100%	289,541	100%	$(114,486)	-40%	$177,991	100%

Investment Portfolio

     The composition and carrying value of Bancorp’s investment portfolio is as follows:

	March 31, 2011			December 31, 2010			March 31, 2010
			Net			Net			Net
	Amortized		Unrealized	Amortized		Unrealized	Amortized		Unrealized
(Dollars in thousands)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)
U.S. Treasury securities	$4,259	$4,282	$23	$14,347	$14,392	$45	$24,740	$24,849	$109
U.S. Government agency securities	153,637	153,017	(620)	193,901	194,230	329	136,029	136,208	179
Corporate securities	14,514	9,850	(4,664)	14,499	9,392	(5,107)	14,451	10,231	(4,220)
Mortgage-backed securities	403,707	405,740	2,033	359,965	363,618	3,653	326,757	330,849	4,092
Obligations of state and political subdivisions	57,305	59,136	1,831	51,111	52,645	1,534	58,271	60,111	1,840
Equity and other securities	11,397	11,680	283	11,423	11,835	412	9,261	9,352	91
Total Investment Portfolio	$644,819	$643,705	$(1,114)	$645,246	$646,112	$866	$569,509	$571,600	$2,091

     At March 31, 2011, the estimated fair value of the investment portfolio was $643.7 million, compared to $646.1 million at 2010 year end, a decrease of .4% or $2.4 million. The net unrealized loss on the investment portfolio was $1.1 million at March 31, 2011, compared to a net unrealized gain of $.9 million at year end 2010. A decline in net unrealized gains in the Company’s mortgage-backed securities category, primarily due to rising market interest rates, led to an overall net unrealized loss in the Company’s investment portfolio.

     The investment portfolio increased $72.1 million since March 31, 2010. Over the past twelve months, the Company reinvested cash primarily in mortgage-backed securities but also U.S. Government agency securities. The effective duration of the investment securities portfolio was 3.1 years at March 31, 2011.

     For additional detail regarding our investment securities portfolio, see Note 3 “Investment Securities” and Note 11 “Fair Value Measurement and Fair Values of Financial Instruments” of our interim financial statements included under Item 1 of this report.

Loan Portfolio

     The composition of the Bank’s loan portfolio is as follows for the periods shown:

(Dollars in thousands)	Mar. 31,	% of total	Dec. 31,	% of total	Change	Mar. 31,	% of total	Change
	2011	loans	2010	loans	Amount	2010	loans	Amount
Commercial loans	$306,864	20.0%	$309,327	20.1%	$(2,463)	$342,385	20.6%	$(35,521)
Commercial real estate construction	17,711	1.2%	19,760	1.3%	(2,049)	23,554	1.4%	(5,843)
Residential real estate construction	19,896	1.2%	24,325	1.6%	(4,429)	60,879	3.7%	(40,983)
Total real estate construction loans	37,607	2.4%	44,085	2.9%	(6,478)	84,433	5.1%	(46,826)
Mortgage	63,780	4.2%	67,525	4.4%	(3,745)	74,613	4.4%	(10,833)
Nonstandard mortgage	11,140	0.7%	12,523	0.8%	(1,383)	18,233	1.1%	(7,093)
Home equity loans and lines of credit	266,606	17.4%	268,968	17.5%	(2,362)	277,527	16.6%	(10,921)
Total real estate mortgage loans	341,526	22.3%	349,016	22.7%	(7,490)	370,373	22.1%	(28,847)
Commercial real estate loans	834,880	54.3%	818,577	53.3%	16,303	853,180	51.2%	(18,300)
Installment and other consumer loans	14,823	1.0%	15,265	1.0%	(442)	16,562	1.0%	(1,739)
Total loans	$1,535,700	100.0%	$1,536,270	100.0%	$(570)	$1,666,933	100.0%	$(131,233)

     The Bank’s total loan portfolio was $1.54 billion at March 31, 2011, substantially unchanged from December 31, 2010. While loan balances contracted as compared to March 31, 2010, we have experienced a steady increase in our quarterly loan origination volumes over the past year which resulted in loan balances stabilizing in the most recent quarter. The real estate construction loan portfolio contracted $46.8 million or 55% since March 31, 2010, and measured just 2% of total loans at most recent quarter end compared to 5% a year ago. The Company also exited a number of higher risk rated loans over the past year which contributed to the $35.5 million or 10% contraction in the commercial loan category from March 31, 2010. Additionally, commercial credit line commitment utilization at most recent quarter end remained low compared to historical levels. At quarter end the Company’s new loan pipeline stood at its highest point since third quarter 2008.

     Interest and fees earned on our loan portfolio are our primary source of revenue, and it will be very important that we continue to improve loan originations and increase loan balances in order to grow overall revenues. Our ability to achieve loan growth will be dependent on many factors, including the effects of competition, economic conditions in our markets, health of the real estate market, retention of key personnel and valued customers, and our ability to close loans in the pipeline.

     At March 31, 2011, the Bank had outstanding loans of $5.2 million to persons serving as directors, executive officers, principal stockholders and their related interests. These loans, when made, were made in the ordinary course of business on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to customers not related to the Bank. At March 31, 2011, and December 31, 2010, Bancorp had no bankers’ acceptances.

     Below is a discussion of our loan portfolio by category.

     Commercial. At March 31, 2011, the outstanding balance of commercial loans and lines was $306.9 million or approximately 20% of the Company’s total loan portfolio. The total commercial lines and loans balance decreased by $2.4 million or 1% from $309.3 million at year end 2010.

     At March 31, 2011, commercial lines of credit accounted for $187.4 million or 61% of total outstanding commercial loans and lines, while commercial term loans accounted for $119.5 million or 39% of the total. Over the past 12 months, commercial line utilization remained stable at 42% or towards the low end of our customers’ utilization range over the past few years.

     The Company has elected to limit new loan originations to customers in certain sectors, including businesses related to the housing industry, and exit certain high risk client relationships. However, in terms of our long term strategy we expect the commercial loan portfolio to be an important contributor to growth in future revenues. Our capital and liquidity positions will support our efforts to pursue opportunities in targeted commercial lending segments.

     Real Estate Construction. At March 31, 2011, the balance of real estate construction loans was $37.6 million, a reduction of $6.5 million or 15% from $44.1 million at December 31, 2010. Total real estate construction loans represented 2% of the total loan portfolio at the end of the first quarter, down from 3% at December 31, 2010, and 5% a year ago. Additionally, at the end of the first quarter 2011, the Bank’s real estate construction concentration at 18% relative to Tier 1 capital and allowance for credit losses was well within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines which set forth a 100% limit for such ratio.

     Until the excess supply and market demand for new homes is more in balance and volume of homes being foreclosed upon declines, there will be limited demand for new residential construction loans in the market place. Limited financing for vertical construction may be made available, particularly under existing commitments to certain builders.

     Real Estate Mortgage. The following table presents the components of our real estate mortgage loan portfolio:

					Change from
	March 31, 2011		December 31, 2010		December 31, 2010		March 31, 2010
		Percent of		Percent of				Percent of
		loan		loan				loan
(Dollars in thousands)	Amount	category	Amount	category	Amount	Percent	Amount	category
Mortgage	$63,780	19%	$67,525	19%	$(3,745)	-6%	$74,613	20%
Nonstandard mortgage product	11,140	3%	12,523	4%	(1,383)	-11%	18,233	5%
Home equity loans and lines of credit	266,606	78%	268,968	77%	(2,362)	-1%	277,527	75%
Total real estate mortgage	$341,526	100%	$349,016	100%	$(7,490)	-2%	$370,373	100%

     At March 31, 2011, real estate mortgage loans totaled $341.5 million or approximately 22% of the Company’s total loan portfolio. This loan category included $11.1 million in nonstandard mortgage loans, a decline from $12.5 million at December 31, 2010, and $18.2 million a year ago. At March 31, 2011, mortgage loans measured $63.8 million or 19% of total real estate mortgage loans, $31.0 million of which were standard residential mortgage loans to homeowners. The remaining $32.8 million in mortgage loans were associated with commercial interests utilizing residences as collateral. Such commercial interests included $20.5 million related to businesses, $2.8 million related to condominiums, and $4.8 million related to ownership of residential land.

     Home equity lines and loans represented 78% or $266.6 million of the real estate mortgage portfolio at March 31, 2011. The overall home equity line utilization measured approximately 61% at March 31, 2011.

     While delinquencies and charge-offs in the mortgage loan portfolios have been modest to date, the extended weaknesses in the economy and housing market coupled with persistent high unemployment in our markets may lead to increased real estate mortgage delinquencies and charge-offs going forward. Additionally, there may be requests made in the future for repurchases of real estate mortgage loans previously sold by the Company in the secondary market.

     The following table shows home equity lines of credit and loans by market areas at the date shown and indicates a geographic distribution of balances representative of our branch presence in these markets:

(Dollars in thousands)	March 31, 2011		December 31, 2010
Region	Amount	Percent of total	Amount	Percent of total
Portland-Beaverton, Oregon / Vancouver, Washington	$126,762	48%	$127,479	48%
Salem, Oregon	62,089	23%	62,533	23%
Oregon non-metropolitan area	27,368	10%	27,615	10%
Olympia, Washington	18,312	7%	17,236	7%
Washington non-metropolitan area	13,514	5%	14,489	5%
Bend, Oregon	5,019	2%	5,692	2%
Other	13,542	5%	13,924	5%
Total home equity loan and line portfolio	$266,606	100%	$268,968	100%

     Commercial Real Estate. The composition of commercial real estate loan portfolio based on collateral type is as follows:

(Dollars in thousands)	March 31, 2011		December 31, 2010		March 31, 2010
		% of loan		% of loan		% of loan
	Amount	category	Amount	category	Amount	category
Office Buildings	$188,736	22.6%	$182,376	22.3%	$189,836	22.2%
Retail Facilities	110,859	13.3%	108,874	13.3%	112,908	13.2%
Multi-Family - 5+ Residential	59,707	7.1%	58,606	7.2%	49,411	5.8%
Commercial/Agricultural	58,435	7.0%	54,361	6.6%	60,239	7.1%
Industrial parks and related	58,269	7.0%	59,493	7.3%	58,318	6.8%
Medical Offices	57,406	6.9%	55,294	6.8%	60,390	7.1%
Manufacturing Plants	48,136	5.7%	47,341	5.8%	54,326	6.4%
Hotels/Motels	35,491	4.2%	35,724	4.4%	42,779	5.0%
Assisted Living	25,510	3.1%	25,669	3.1%	26,431	3.1%
Mini Storage	23,214	2.8%	24,678	3.0%	25,525	3.0%
Land Development and Raw Land	19,527	2.3%	19,534	2.4%	21,101	2.5%
Food Establishments	18,828	2.3%	16,370	2.0%	16,548	1.9%
Other	130,762	15.7%	130,257	15.8%	135,368	15.9%
Total commercial real estate loans	$834,880	100.0%	$818,577	100.0%	$853,180	100.0%

     The commercial real estate portfolio increased $16.3 million or 2% from December 31, 2010, to March 31, 2011. At quarter end, loans secured by office buildings and retail facilities accounted for 36% of the commercial real estate portfolio, relatively unchanged from prior periods shown.

     The composition of the commercial real estate loan portfolio by occupancy type is as follows:

	March 31, 2011		December 31, 2010		Change		March 31, 2010
		Mix		Mix		Mix
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Owner occupied	$397,309	48%	$383,047	47%	$14,262	1%	$411,316	48%
Non-owner occupied	437,571	52%	435,530	53%	2,041	-1%	441,864	52%
Total commercial real estate loans	$834,880	100%	$818,577	100%	$16,303		$853,180	100%

     The mix between owner occupied and non-owner occupied commercial real estate has remained fairly stable over the past year. At March 31, 2011, the Bank’s commercial real estate concentration at 132.2% relative to Tier 1 capital and allowance for credit losses was well within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines which set forth a 300% limit for such ratio. The following table shows the commercial real estate portfolio by property location:

(Dollars in thousands)	March 31, 2011
		Number of	Percent of
Region	Amount	loans	total
Portland-Beaverton, Oregon / Vancouver, Washington	$448,752	749	53.8%
Salem, Oregon	150,448	403	18.0%
Oregon non-metropoliton area	55,178	167	6.6%
Seattle-Tacoma-Bellevue, Washington	41,394	44	5.0%
Washington non-metropoliton area	31,260	112	3.7%
Olympia, Washington	28,522	77	3.4%
Bend, Oregon	22,607	24	2.7%
Other	56,719	90	6.8%
Total commercial real estate loans	$834,880	1,666	100.0%

     As shown in the table above, the distribution of our commercial real estate portfolio at March 31, 2011, was fairly consistent with our branch presence in our operating markets. The average size of our commercial real estate loans was approximately $.5 million at March 31, 2011.

     The following table shows the commercial real estate portfolio by year of stated maturity:

	March 31, 2011
		Number of	Percent of
(Dollars in thousands)	Amount	loans	total
2011	$45,170	86	5.4%
2012	51,435	83	6.2%
2013 & After	738,275	1,497	88.4%
Total commercial real estate loans	$834,880	1,666	100.0%

     At March 31, 2011, the stated loan maturities for the remainder of 2011 and in 2012 totaled $96.6 million or a relatively modest 12% of the $834.9 million total commercial real estate portfolio. Commercial real estate markets continue to be vulnerable to financial and valuation pressures that may impact borrowers’ ability to perform consistent with terms and conditions of the borrower’s loan agreements and limit refinance options. Declining values of commercial real estate or higher market interest rates may adversely affect the ability of borrowers whose loans are maturing to satisfy applicable loan to value ratios required to renew the loans.

Nonperforming Assets and Delinquencies

     Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing interest and OREO. The following table presents information with respect to total nonaccrual loans by category and OREO for the periods shown:

	March 31, 2011		Dec. 31, 2010	Sept. 30, 2010	Jun. 30, 2010	Mar. 31, 2010
		Percent of
		loan
(Dollars in thousands)	Amount	category	Amount	Amount	Amount	Amount
Commercial loans	$12,803	4.2%	$13,377	$13,319	$15,317	$24,856
Real estate construction loans:
Commercial real estate construction	4,032	22.8%	4,077	3,391	3,391	3,939
Residential real estate construction	4,093	20.6%	6,615	13,316	19,465	19,776
Total real estate construction loans	8,125	21.6%	10,692	16,707	22,856	23,715
Real estate mortgage loans:
Mortgage	5,714	9.0%	9,318	13,040	14,535	9,829
Nonstandard mortgage product	6,451	57.9%	5,223	5,150	6,121	9,327
Home equity loans and lines of credit	1,426	0.5%	950	1,538	2,198	2,248
Total real estate mortgage loans	13,591	4.0%	15,491	19,728	22,854	21,404
Commercial real estate loans	19,424	2.3%	21,671	18,792	17,542	15,322
Installment and other consumer loans	-	0.0%	-	-	74	172
Total nonaccrual loans	53,943	3.5%	61,231	68,546	78,643	85,469
90 day past due and accruing interest	-		-	-	-	-
Total nonperforming loans	53,943	3.5%	61,231	68,546	78,643	85,469
Other real estate owned	39,329		39,459	35,814	37,578	45,238
Total nonperforming assets	$93,272		$100,690	$104,360	$116,221	$130,707

Nonperforming loans to total loans	3.51%		3.99%	4.35%	4.91%	5.13%
Nonperforming assets to total assets	3.80%		4.09%	4.20%	4.64%	4.91%

Delinquent loans 30-89 days past due	$4,901		$2,721	$5,502	$2,743	$5,566
Delinquent loans to total loans	0.32%		0.18%	0.35%	0.17%	0.33%

     At March 31, 2011, total nonperforming assets were $93.3 million, or 3.80% of total assets, compared to $100.7 million, or 4.09%, at December 31, 2010, and $130.7 million or 4.91% a year ago. Nonperforming assets have declined for eight consecutive quarters and were down 29% from March 31, 2010. The balance of total nonperforming assets at quarter end reflected write-downs totaling $49.4 million or 35% from the original principal loan balance compared to write-downs of 38% twelve months ago.

     Over the past year, total nonaccrual loans declined $31.5 million or 37% to $53.9 million at March 31, 2011. The reduction was largely due to the Company taking ownership of additional residential and commercial properties related to loans which previously were on nonaccrual status, nonaccrual loan payoffs, charge-offs, and the disposition of certain large nonaccrual commercial loans. Over the past year, nonaccrual commercial, residential real estate construction and real estate mortgage loans declined and more than offset the increase in nonaccrual commercial real estate loans. At March 31, 2011, the total nonaccrual loan portfolio had been written down 21% from the original principal balance compared to 29% at the end of the first quarter a year ago.

     OREO. The following table presents activity in the total OREO portfolio for the periods shown:

(Dollars in thousands)	Total OREO related activity
	Amount	Number
Full year 2010:
Beginning balance January 1, 2010	$53,594	672
Additions to OREO	25,199	123
Capitalized improvements	3,185	-
Valuation adjustments	(6,649)	-
Disposition of OREO properties	(35,870)	(393)
Ending balance December 31, 2010	$39,459	402

First Quarter 2011
Additions to OREO	$6,354	25
Capitalized improvements	125	-
Valuation adjustments	(657)	-
Disposition of OREO properties	(5,952)	(28)
Ending balance March 31, 2011	$39,329	399

     The Company remained focused on OREO property disposition activities. During the first quarter 2011 the Company disposed of $6.0 million in OREO property. At March 31, 2011, the OREO portfolio consisted of 399 properties valued at $39.3 million. The quarter end OREO balance reflected write-downs totaling 48% from the original loan principal compared to 50% twelve months ago. The largest balances in the OREO portfolio at March 31, 2011, were attributable to homes, followed by residential site development projects and income producing properties, all of which are located within regions we operate. For more information regarding the Company’s OREO, see the discussion under the subheading “OREO” and “Critical Accounting Policies” included in Item 7 of the Company’s 2010 10-K.

     The following table presents segments of the OREO portfolio for the periods shown:

(Dollars in thousands)	March 31,	# of	Dec. 31,	# of	September 30,	# of
	2011	properties	2010	properties	2010	properties
Homes	$15,093	64	$17,297	69	$15,341	66
Residential site developments	6,973	236	7,340	245	8,096	281
Lots	3,758	56	3,700	56	4,062	61
Land	4,427	11	5,135	12	3,525	10
Income producing properties	6,613	9	5,162	7	3,212	7
Condominiums	1,792	12	128	2	881	12
Multifamily	673	11	697	11	697	11
Total	$39,329	399	$39,459	402	$35,814	448

     Expenses from the acquisition, maintenance and disposition of OREO properties are included in other noninterest expense in the statements of income (loss.) Our operating results will be impacted by our ability to dispose of OREO properties at prices that are in line with current valuation expectations. Continued decline in real estate market values in our area would lead to additional OREO valuation adjustments or losses upon final disposal, which would have an adverse effect on our results of operations.

     Delinquencies. Bancorp also monitors delinquencies, defined as loan balances 30-89 days past due, not on nonaccrual status, as an indicator of future nonperforming assets. Total delinquencies were $4.9 million or .32% of total loans at March 31, 2011, up from $2.7 million or .18% at December 31, 2010, and a reduction from $5.6 million or .33% at March 31, 2010.

     The following table summarizes total delinquent loan balances by type of loan as of the dates shown:

(Dollars in thousands)	March 31, 2011		December 31, 2010		March 31, 2010
		Percent of		Percent of		Percent of
	Amount	loan category	Amount	loan category	Amount	loan category
Loans 30-89 days past due, not on nonaccrual status
Commercial	$797	0.26%	$52	0.02%	$341	0.10%
Real estate construction	-	0.00%	-	0.00%	604	0.72%
Real estate mortgage:
Mortgage	398	0.62%	409	0.01%	402	0.54%
Nonstandard mortgage product	-	0.00%	945	0.08%	1,026	5.63%
Home equity loans and lines of credit	562	0.21%	708	0.00%	527	0.19%
Total real estate mortgage	960	0.28%	2,062	0.59%	1,955	0.53%
Commercial real estate	2,988	0.36%	555	0.07%	2,552	0.30%
Installment and consumer	156	1.06%	52	0.34%	114	0.69%
Total loans 30-89 days past due, not in nonaccrual status	$4,901		$2,721		$5,566

Delinquent loans past due 30-89 days to total loans	0.32%		0.18%		0.33%

Allowance for Credit Losses and Net Loan Charge-offs

     Allowance for Credit Losses. An allowance for credit losses has been established based on management’s best estimate, as of the balance sheet date, of probable losses inherent in the loan portfolio. For more information regarding the Company’s allowance for credit losses and net loan charge-offs, see the discussion under the subheadings “Credit Management”, “Allowance for Credit Losses and Net Loan Charge-offs” and “Critical Accounting Policies” included in Item 7 of the Company’s 2010 10-K.

     The following table is a summary of activity in the allowance for credit losses for the periods presented:

	March 31,	Dec. 31,	Sep. 30,	June 30,	Mar. 31,
(Dollars in thousands)	2011	2010	2010	2010	2010
Loans outstanding at end of period	$1,535,700	$1,536,270	$1,575,451	$1,602,032	$1,666,933
Average loans outstanding during the period	1,529,290	1,556,975	1,586,849	1,645,189	1,702,763

Allowance for credit losses, beginning of period	41,067	42,618	44,347	41,299	39,418
Total provision for credit losses	2,076	1,693	1,567	7,758	7,634
Loan charge-offs:
Commercial	(761)	(1,268)	(713)	(2,003)	(1,245)
Commercial real estate construction	(65)	(76)	-	(248)	(487)
Residential real estate construction	(311)	(471)	(906)	(513)	(875)
Total real estate construction	(376)	(547)	(906)	(761)	(1,362)
Mortgage	(310)	(533)	(450)	(515)	(932)
Nonstandard mortgage	(316)	(77)	(7)	(643)	(1,497)
Home equity lines of credit	(859)	(673)	(572)	(631)	(931)
Total real estate mortgage	(1,485)	(1,283)	(1,029)	(1,789)	(3,360)
Commercial real estate	(329)	(587)	(343)	(288)	(103)
Installment and consumer	(176)	(69)	(288)	(179)	(170)
Overdraft	(287)	(382)	(399)	(216)	(186)
Total loan charge-offs	(3,414)	(4,136)	(3,678)	(5,236)	(6,426)
Recoveries:
Commercial	498	159	189	319	406
Commercial real estate construction	-	-	-	-	-
Residential real estate construction	-	382	93	81	141
Total real estate construction	-	382	93	81	141
Mortgage	105	186	1	37	23
Nonstandard mortgage	1	1	2	2	-
Home equity loans and lines of credit	6	103	4	4	17
Total real estate mortgage	112	290	7	43	40
Commercial real estate	3	3	4	13	8
Installment and consumer	8	10	16	33	33
Overdraft	79	48	73	37	45
Total recoveries	700	892	382	526	673
Net loan charge-offs	(2,714)	(3,244)	(3,296)	(4,710)	(5,753)
Allowance for credit losses, end of period	$40,429	$41,067	$42,618	$44,347	$41,299

Components of allowance for credit losses
Allowance for loan losses	$39,692	$40,217	$41,753	$43,329	$40,446
Reserve for unfunded commitments	737	850	865	1,018	853
Total allowance for credit losses	$40,429	$41,067	$42,618	$44,347	$41,299

Net loan charge-offs to average loans annualized	0.72%	0.83%	0.82%	1.15%	1.37%

Allowance for loan losses to total loans	2.58%	2.62%	2.65%	2.70%	2.43%
Allowance for credit losses to total loans	2.63%	2.67%	2.71%	2.77%	2.48%

Allowance for loan losses to nonperforming loans	74%	66%	61%	55%	47%
Allowance for credit losses to nonperforming loans	75%	67%	62%	56%	48%

     At March 31, 2011, the Company’s allowance for credit losses was $40.4 million, consisting of a $33.6 million formula allowance, a $5.7 million unallocated allowance, a $.4 million specific allowance and a $.7 million reserve for unfunded commitments. At December 31, 2010, our allowance for credit losses was $41.1 million, consisting of a $33.5 million formula allowance, a $6.2 million unallocated allowance, a $.6 million specific allowance and a $.8 million reserve for unfunded commitments. The reserve for unfunded commitments was included in other liabilities as of March 31, 2011, and December 31, 2010. At March 31, 2011, the allowance for credit losses was 2.63% of total loans, a decrease from 2.67% at December 31, 2010. At March 31, 2011, the allowance for credit losses was 75% to nonperforming loans, as compared to 67% at December 31, 2010.

     Overall, we believe that the allowance for credit losses is adequate to absorb losses in the loan portfolio at March 31, 2011, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. Please see Item 1A “Risk Factors” in our 2010 10-K.

     Net Loan Charge-offs. For the quarter ended March 31, 2011, total net loan charge-offs were $2.7 million compared to $3.2 million in the fourth quarter 2010, and $5.8 million in the first quarter 2010. The year over year first quarter reduction in net charge-offs was concentrated in the real estate mortgage, residential real estate construction, and commercial loan categories. First quarter 2011 annualized net loan charge-offs to total average loans outstanding was .72%, a reduction from 1.37% in the first quarter 2010.

Deposits and Borrowings

     The following table summarizes the quarterly average dollar amount in, and the average interest rate paid on, each of the deposit and borrowing categories for the first quarters of 2011 and 2010 and fourth quarter 2010:

	First Quarter 2011			Fourth Quarter 2010			First Quarter 2010
	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate
(Dollars in thousands)	Balance	of total	Paid	Balance	of total	Paid	Balance	of total	Paid
Non-interest bearing demand	$552,229	28.6%	-	$566,998	28.8%	-	$519,492	24.9%	-
Interest bearing demand	344,090	17.8%	0.09%	349,071	17.7%	0.09%	321,070	15.4%	0.20%
Savings	106,309	5.5%	0.15%	105,114	5.3%	0.16%	98,075	4.7%	0.49%
Money market	660,672	34.2%	0.39%	670,581	34.0%	0.42%	642,594	30.8%	0.85%
Time deposits	269,038	13.9%	1.59%	281,008	14.2%	1.66%	507,705	24.3%	2.14%
Total deposits	1,932,338	100.0%	0.38%	1,972,772	100.0%	0.40%	2,088,936	100.0%	0.83%

Short-term borrowings	-		0.00%	-		0.00%	13,100		4.49%
Long-term borrowings 1	219,599		2.95%	217,256		2.94%	301,199		3.01%
Total borrowings	219,599		2.95%	217,256		2.94%	314,299		2.93%

Total deposits and borrowings	$2,151,937		0.86%	$2,190,028		0.88%	$2,403,235		1.41%

1	Long-term borrowings include junior subordinated debentures.

     First quarter 2011 average total deposits of $1.93 billion declined 7% or $156.6 million from the same quarter in 2010. This was mainly due to the decision to continue to reduce higher cost time deposit balances, which declined $238.7 million or 47% from the same quarter last year. Time deposits represented just 14% of the Company’s average total deposits in the most recent quarter. The combination of the Company’s favorable deposit mix and recent deposit pricing strategies helped reduce the average rate paid on total deposits to .38% in first quarter 2011, representing a decline of 45 basis points from 0.83% in same quarter 2010. Whether we will continue to be successful maintaining or growing our low cost deposit base will depend on various factors, including deposit pricing strategies, the effects of competition, client behavior, and regulatory changes and requirements.

     At March 31, 2011, total brokered deposits were insignificant at $7.7 million, compared to $30.4 million at December 31, 2010, and $63.0 million at March 31, 2010. Brokered deposits are currently not being replaced as they mature.

     The average balance of long-term borrowings decreased by $81.6 million to $219.6 million in the quarter ended March 31, 2011, from the same period last year due to the prepayment of about $99.1 million of FHLB borrowings in the second quarter 2010.

     At March 31, 2011, the balance of junior subordinated debentures issued in connection with our prior issuances of trust preferred securities was $51.0 million, unchanged from March 31, 2010. At March 31, 2011, the Company had a balance in other liabilities of $2.1 million in accrued and unpaid interest expense on these junior subordinated debentures and it may not pay dividends on its capital stock until all such accrued but unpaid interest has been paid in full. Under the December 2009 Written Agreement with the DFCS and the Federal Reserve Bank (“Reserve Bank”), we cannot resume interest payments on our trust preferred securities without prior regulatory approval. For additional detail regarding Bancorp’s outstanding debentures, see Note 9 in the financial statements included under Item 1 of this report.

Capital Resources

     The Board of Governors of the Federal Reserve System (“Federal Reserve”) and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. For more information on these topics, see the discussions under the subheadings “Capital Adequacy Requirements” in the section “Supervision and Regulation” included in Item 1 of the Company’s 2010 10-K. The following table summarizes the capital measures of Bancorp and the Bank at March 31, 2011:

	West Coast Bancorp			West Coast Bank			Minimum requirements
(Dollars in thousands)	March 31,		December 31,	March 31,		December 31,	Adequately	Well
	2011	2010	2010	2011	2010	2010	Capitalized	Capitalized
Tier 1 risk-based capital ratio	17.71%	15.88%	17.47%	17.02%	15.24%	16.79%	4.00%	6.00%
Total risk-based capital ratio	18.98%	17.14%	18.74%	18.28%	16.50%	18.05%	8.00%	10.00%
Leverage ratio	13.40%	11.57%	13.02%	12.87%	11.16%	12.51%	4.00%	5.00%

Total stockholders' equity	$276,988	$260,497	$272,560	$314,632	$299,997	$310,487

     Bancorp’s total risk-based capital ratio improved to 18.98% at March 31, 2011, from 18.74% at December 31, 2010, and 17.14% at March 31, 2010, while Bancorp's Tier 1 risk-based capital ratio increased to 17.71% at current quarter end, from 17.47% at year end 2010 and 15.88% at March 31, 2010. The combination of the Company returning to profitability and a continued reduction in risk weighted assets over the past year continued to strengthen the Company’s capital position. The total risk-based capital ratio at the Bank improved to 18.28% at March 31, 2011, from 18.05% at year end 2010, and 16.50% at March 31, 2010, while the Bank’s Tier 1 risk-based capital ratio increased to 17.02% from 16.79% and 15.24% at those same dates. The leverage ratio at the Bank improved to 12.87% at March 31, 2011, from 11.16% at March 31, 2010.

     The total risk based capital ratios of Bancorp include $51.0 million of junior subordinated debentures which qualified as Tier 1 capital at March 31, 2011, under guidance issued by the Federal Reserve. As provided in the Dodd-Frank Act, which was signed into law on July 21, 2010, Bancorp expects to continue to rely on these junior subordinated debentures as part of its regulatory capital. However, at this point, Bancorp does not expect to issue additional junior subordinated debentures as any future issued junior subordinated debentures would not qualify as Tier 1 total capital under the same Act.

     Bancorp’s stockholders’ equity was $277.0 million at March 31, 2011, up from $272.6 million at year end 2010 and $260.5 million at March 31, 2010. Bancorp may take steps to raise additional capital in the future. To do so, Bancorp may offer and issue qualifying equity or debt instruments. Any equity or debt financing, if available at all, may be dilutive to existing shareholders or include covenants or other restrictions that limit the Company’s activities.

Liquidity and Sources of Funds

     The Bank’s sources of funds include customer deposits, loan repayments, advances from the FHLB, maturities of investment securities, sales of “Available for Sale” securities, loan and OREO sales, net income, if any, loans taken out at the Reserve Bank discount window, and the use of Federal Funds markets. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows, unscheduled loan prepayments, and loan and OREO sales are not. Deposit inflows, sales of securities, loan and OREO sales, and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, competition, market and general economic conditions and other factors.

     Deposits are our primary source of funds, and at March 31, 2011, our loan to deposit ratio was 80%, a slight decline from 81% at March 31, 2010. Lower loan balances caused the collective balance of interest bearing deposits at the Reserve Bank and investment securities portfolio of $767.9 million to account for a significant 33% of total earning assets at March 31, 2011. In light of our substantial liquidity position, a portion of which is funded at a higher cost of funds than amounts being earned and therefore has an adverse impact on net interest income and operating results, we continued to reduce brokered, internet, and other term deposits during the most recent quarter.

     The following table summarizes the primary liquidity and non-core liability ratios. The primary liquidity ratio represents the sum of net cash, short-term and marketable assets divided by the sum of net deposits and short-term liabilities. The net non-core funding dependency ratio is non-core liabilities less short-term investments divided by long-term assets. The Company’s primary and net non-core funding dependency ratios remained strong at quarter end:

	March 31,	December 31,
	2011	2010
Primary liquidity	45%	37%
Net non-core funding dependency	5%	6%

     At March 31, 2011, the Bank had outstanding borrowings of $168.6 million, against its $551.8 million in established borrowing capacity with the FHLB, as compared to $168.6 million outstanding against its $673.0 million in established borrowing capacity at December 31, 2010. The Bank’s borrowing facility is subject to collateral and stock ownership requirements. The Bank also had an available discount window primary credit line with the Reserve Bank of approximately $34.6 million at March 31, 2011, with no balance outstanding at either March 31, 2011, or December 31, 2010. The Reserve Bank line is subject to collateral requirements.

     On December 15, 2009, Bancorp entered into a Written Agreement with the Reserve Bank and DFCS. For detailed discussion of the Written Agreement that may affect our business, see Item 1, “Business – Current Regulatory Actions” in our 2010 10-K. Under the Written Agreement, Bancorp may not directly or indirectly take dividends or other forms of payment representing a reduction in capital from the Bank without the prior written approval of the Reserve Bank and the DFCS. Also, under our Memorandum of Understanding, the Bank may not pay dividends to the holding company without the consent of the FDIC and the DFCS. At March 31, 2011, the holding company did not have any borrowing arrangements of its own.

Off-Balance Sheet Arrangements

     At March 31, 2011, the Bank had commitments to extend credit of $573.5 million, which was up .3% compared to $571.6 million at December 31, 2010. For additional information regarding off balance sheet arrangements and future financial commitments, see Note 7 “Commitments and Contingent Liabilities” in the financial statements included under Item 1 of this report.

Critical Accounting Policies

     Management has identified as our most critical accounting policies, the calculation of our allowance for credit losses, valuation of OREO, and estimates relating to income taxes. Each of these policies are discussed in our 2010 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change in the market risks disclosure under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2010 10-K.

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

     PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     On June 24, 2009, West Coast Trust was served with an Objection to Personal Representative's Petition and Petition for Surcharge of Personal Representative in Linn County Circuit Court. The petition was filed by the beneficiaries of the estate of Archie Q. Adams, for which West Coast Trust acts as the personal representative. The petitioners allege a breach of fiduciary duty with respect to West Coast Trust's prior sale of real property owned by the Adams estate and sought relief in the form of a surcharge to West Coast Trust of $215,573,115.60, the amount of the alleged loss to the estate. West Coast Trust filed a motion to dismiss on July 2, 2009, which was granted in a letter ruling dated September 15, 2009. Petitioners appealed and briefs have been filed. The Company believes the appeal and underlying petition are without merit.

Item 1A. Risk Factors

     For detailed discussion of risks that may affect our business, see Item 1A, “Risk Factors” in our 2010 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2011:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased (1)	per Share	(2)	Under the Plans or Programs
1/1/11 - 1/31/11	3,008	$3.19	-	1,051,821
2/1/11 - 2/28/11	-	$0.00	-	1,051,821
3/1/11 - 3/31/11	15	$3.36	-	1,051,821
Total for quarter	3,023		-

(1)	Shares repurchased by Bancorp during the quarter include shares acquired from employees in connection with stock option exercises and cancellation of restricted stock to pay withholding taxes totaling 3,008 shares, 0 shares, and 15 shares, respectively, for the periods indicated. There were no shares repurchased in the periods indicated pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in note 2 below.

(2)	Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 330,000 common shares, which amount was increased by 550,000 shares in September 2000, by 1.0 million shares in September 2001, by 1.0 million shares in September 2002, by 1.0 million shares in April 2004, and by 1.0 million shares in September 2007 for a total authorized repurchase amount as of March 31, 2011, of approximately 4.9 million shares.

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

WEST COAST BANCORP
(Registrant)

Dated: April 25, 2011	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and Chief Executive Officer

Dated: April 25, 2011	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer