Form 10-Q
period 2011-06-30
WEST COAST BANCORP /NEW/OR/
filed 2011-07-29
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2011

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

     Common Stock, no par value: 19,316,069 shares outstanding as of June 30, 2011.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and shares in thousands, unaudited)	2011	2010
ASSETS

Cash and cash equivalents:
Cash and due from banks	$54,296	$42,672
Federal funds sold	2,367	3,367
Interest-bearing deposits in other banks	33,583	131,952
Total cash and cash equivalents	90,246	177,991
Trading securities	781	808
Investment securities available for sale, at fair value
(amortized cost: $755,035 and $645,246, respectively)	760,704	646,112
Federal Home Loan Bank stock, held at cost	12,148	12,148
Loans held for sale	750	3,102
Loans	1,521,147	1,536,270
Allowance for loan losses	(38,422)	(40,217)
Loans, net	1,482,725	1,496,053
Premises and equipment, net	25,981	26,774
Other real estate owned, net	35,374	39,459
Core deposit intangible, net	239	358
Bank owned life insurance	25,736	25,313
Other assets	27,872	32,941
Total assets	$2,462,556	$2,461,059

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand	$599,020	$555,766
Savings and interest bearing demand	465,779	445,878
Money market	658,185	663,467
Time deposits	208,013	275,411
Total deposits	1,930,997	1,940,522

Short-term borrowings	39,200	-
Long-term borrowings	129,399	168,599
Junior subordinated debentures	51,000	51,000
Other liabilities	26,391	28,378
Total liabilities	2,176,987	2,188,499

Commitments and contingent liabilities (Note 7)

Stockholders' equity:
Preferred stock: no par value, 10,000 shares authorized;
Series B issued and outstanding: 121 at June 30, 2011 and December 31, 2010	21,124	21,124
Common stock: no par value, 50,000 shares authorized;
issued and outstanding: 19,316 at June 30, 2011 and 19,286 at December 31, 2010	230,090	229,722
Retained earnings	30,914	21,175
Accumulated other comprehensive income	3,441	539
Total stockholders' equity	285,569	272,560
Total liabilities and stockholders' equity	$2,462,556	$2,461,059

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share amounts)	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$20,231	$22,416	$40,530	$45,259
Interest on taxable investment securities	4,276	3,688	8,345	7,299
Interest on nontaxable investment securities	535	549	1,014	1,145
Interest on deposits in other banks	61	162	131	307
Interest on federal funds sold	1	1	2	4
Total interest income	25,104	26,816	50,022	54,014

INTEREST EXPENSE:
Savings, interest bearing demand deposits and money market	702	1,172	1,454	2,792
Time deposits	774	2,103	1,831	4,776
Short-term borrowings	46	349	46	494
Long-term borrowings	1,289	4,002	2,610	5,859
Junior subordinated debentures	332	280	608	550
Total interest expense	3,143	7,906	6,549	14,471
Net interest income	21,961	18,910	43,473	39,543
Provision for credit losses	3,426	7,758	5,502	15,392
Net interest income after provision for credit losses	18,535	11,152	37,971	24,151

NONINTEREST INCOME:
Service charges on deposit accounts	3,575	4,213	7,219	7,809
Payment systems related revenue	3,169	2,875	6,099	5,411
Trust and investment services revenue	1,208	1,167	2,356	2,146
Gains on sales of loans	300	306	813	447
Other real estate owned valuation adjustments
and (loss) gain on sales	(910)	(209)	(1,244)	(2,267)
Impairment losses on securities:
Impairment losses on securities	(1,636)	-	(1,636)	-
Noncredit- related losses on securities recognized in other
comprehensive income	1,457	-	1,457	-
Net impairment losses on securities	(179)	-	(179)	-
Gains on sales of securities	130	488	397	945
Other noninterest income	777	785	1,525	1,542
Total noninterest income	8,070	9,625	16,986	16,033

NONINTEREST EXPENSE:
Salaries and employee benefits	12,119	11,322	23,996	22,497
Equipment	1,564	1,606	3,092	3,182
Occupancy	2,232	2,249	4,397	4,433
Payment systems related expense	1,350	1,212	2,597	2,216
Professional fees	976	1,161	1,958	2,022
Postage, printing and office supplies	862	737	1,672	1,541
Marketing	831	738	1,482	1,425
Communications	389	381	767	763
Other noninterest expense	2,635	3,503	5,550	5,925
Total noninterest expense	22,958	22,909	45,511	44,004

INCOME (LOSS) BEFORE INCOME TAXES	3,647	(2,132)	9,446	(3,820)
PROVISION (BENEFIT) FOR INCOME TAXES	(987)	1,717	(293)	917
NET INCOME (LOSS)	$4,634	$(3,849)	$9,739	$(4,737)

Basic earnings (loss) per share	$0.23	($0.20)	$0.48	($0.30)
Diluted earnings (loss) per share	$0.22	($0.20)	$0.45	($0.30)

Weighted average common shares	19,006	18,425	18,983	15,939
Weighted average diluted shares	20,025	18,425	19,982	15,939

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(Dollars in thousands, unaudited)	June 30, 2011	June 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$9,739	$(4,737)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation, amortization and accretion	4,032	4,159
Amortization of tax credits	382	542
Deferred income tax benefit	(304)	(2,598)
Amortization of intangibles	119	160
Provision for credit losses	5,502	15,392
Decrease (increase) in accrued interest receivable	157	(243)
Decrease (increase) in other assets	(326)	33,516
Loss on impairment of securities	179	-
Gains on sales of securities	(397)	(945)
Net loss on disposal of premises and equipment	9	23
Net other real estate owned valuation adjustments and (loss) gain on sales	1,244	2,267
Gains on sales of loans	(813)	(447)
Origination of loans held for sale	(17,818)	(11,838)
Proceeds from sales of loans held for sale	20,983	10,826
Increase in interest payable	258	16
Increase (decrease) in other liabilities	868	(5,037)
Increase in cash surrender value of bank owned life insurance	(423)	(412)
Stock based compensation expense	1,029	803
Excess tax benefits associated with stock plans	(53)	-
Decrease in trading securities	27	54
Net cash provided by operating activities	24,394	41,501

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	137,577	86,617
Proceeds from sales of available for sale securities	38,611	36,728
Purchase of available for sale securities	(288,064)	(199,285)
Loans made to customers (greater) less than principal collected on loans	(2,542)	102,487
Proceeds from the sale of other real estate owned	13,591	25,961
Capital expenditures on other real estate owned	(358)	(2,420)
Capital expenditures on premises and equipment	(996)	(1,169)
Net cash provided (used) by investing activities	(102,181)	48,919

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Six months ended
(Dollars in thousands, unaudited)	June 30, 2011	June 30, 2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest
bearing transaction accounts	57,873	6,420
Net decrease in time deposits	(67,398)	(149,204)
Repayment of short-term borrowings	-	(17,600)
Repayment of long-term borrowings	-	(81,500)
Increase from secured borrowings	-	2,834
Repayment of secured borrowings	-	(2,834)
Proceeds from issuance of common stock-Stock Options	38	-
Proceeds from issuance of common stock-Rights Offering	-	10,000
Costs of issuance of common stock-Rights Offering	-	(591)
Proceeds from issuance of common stock-Discretionary Program	-	7,856
Costs of issuance of common stock-Discretionary Program	-	(219)
Fractional share payment	(18)	-
Redemption of stock pursuant to stock plans	(495)	(31)
Excess tax benefits associated with stock plans	53	-
Activity in deferred compensation plan	(11)	249
Net cash used by financing activities	(9,958)	(224,620)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(87,745)	(134,200)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	177,991	303,097
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$90,246	$168,897

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
(Shares and dollars in thousands, unaudited)	Stock	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE, January 1, 2010	$139,248	3,128	$93,246	$17,950	$(1,386)	$249,058
Comprehensive income:
Net income	-	-	-	3,225	-	$3,225
Other comprehensive income, net of tax:
Net unrealized investment gain	-	-	-	-	1,925	1,925
Other comprehensive income, net of tax	-	-	-	-	-	1,925
Comprehensive income	-	-	-	-	-	$5,150

Redemption of stock pursuant to stock plans	-	(12)	(35)	-	-	(35)
Conversion of Series A preferred stock	(118,124)	14,288	118,124	-	-	-
Issuance of common stock-Rights Offering,
net of costs		1,000	9,350	-	-	9,350
Issuance of common stock-Discretionary Program,
net of costs		561	7,039	-	-	7,039
Activity in deferred compensation plan	-	(3)	262	-	-	262
Issuance of common stock-stock options	-	1	4	-	-	4
Issuance of common stock-restricted stock	-	323	-	-	-	-
Stock based compensation expense	-	-	2,089	-	-	2,089
Tax adjustment associated with stock plans	-	-	(357)	-	-	(357)
BALANCE, December 31, 2010	21,124	19,286	229,722	21,175	539	272,560

Comprehensive income:
Net income	-	-	-	9,739	-	$9,739
Other comprehensive income, net of tax:
Net unrealized investment gain	-	-	-	-	2,902	2,902
Other comprehensive income, net of tax	-	-	-	-	-	2,902
Comprehensive income	-	-	-	-	-	$12,641

Redemption of stock pursuant to stock plans	-	(34)	(495)	-	-	(495)
Issuance of common stock-stock options	-	3	38	-	-	38
Issuance of common stock-restricted stock	-	63	-	-	-	-
Activity in deferred compensation plan	-	(1)	(11)	-	-	(11)
Stock based compensation expense	-	-	1,029	-	-	1,029
Tax adjustment associated with stock plans	-	-	(175)	-	-	(175)
Fractional share payment	-	(1)	(18)	-	-	(18)
BALANCE, June 30, 2011	$21,124	19,316	$230,090	$30,914	$3,441	$285,569

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information. In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”), and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust Company, Inc and Totten, Inc., after elimination of intercompany transactions and balances. The Company’s interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements and related notes, including the Company’s significant accounting policies, contained in the Annual Report on Form 10-K for the year ended December 31, 2010 (“2010 10-K”).

    The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments of a normal, recurring nature that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations and cash flows for the six months ended June 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or other future periods.

    Reverse Stock Split. On May 19, 2011, Bancorp implemented a 1-for-5 reverse split of its common stock (the "Reverse Stock Split"), pursuant to an amendment to its Restated Articles of Incorporation approved by shareholders at the Company’s annual meeting of shareholders held on April 26, 2011. All share and per share related amounts in this report have been restated to reflect the Reverse Stock Split.

    As a result of the Reverse Stock Split, every 5 shares of the Company's common stock issued and outstanding at the end of the effective date of May 19, 2011, were combined and reclassified into 1 share of common stock. Bancorp did not issue fractional shares of common stock and paid cash in lieu of fractional shares resulting from the Reverse Stock Split. Cash payments for fractional shares were determined on the basis of the stock's average closing price on the NASDAQ Global Select Market for the five trading days immediately preceding May 19, 2011, as adjusted for the Reverse Stock Split.

    As a result of the Reverse Stock Split, the number of outstanding shares of common stock declined from 96.4 million shares to 19.3 million shares. The number of authorized shares of common stock was reduced from 250 million to 50 million. Proportional adjustments have also been made to the conversion or exercise rights under the Company's outstanding stock incentive plans, preferred stock, restricted stock, stock options and warrants.

    Supplemental cash flow information. The following table presents supplemental cash flow information for the six months ended June 30, 2011, and 2010.

	Six months ended
	June 30,
(Dollars in thousands)	2011	2010
Supplemental cash flow information:
Cash paid in the period for:
Interest	$6,291	$14,455
Income taxes	6,500	$(27,792)

Noncash investing and financing activities:
Change in unrealized gain on available
for sale securities, net of tax	$2,902	$5,624
Settlement of secured borrowings	(3,085)	-
Transfer of long term debt to short term debt	39,200	-
OREO and premises and equipment expenditures
accrued in other liabilities	$30	$55
Transfer of loans to OREO	10,367	9,770
Accrued costs of issuing common stock, descretionary program	-	600

1. BASIS OF PRESENTATION (continued)

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

2. STOCK PLANS

     At June 30, 2011, Bancorp maintained the 2002 Stock Incentive Plan (“2002 Plan”) which is shareholder approved and authorizes the grant of stock options, restricted stock awards and certain other stock based awards. The 2002 Plan permits the grant of stock options and restricted stock awards for up to 0.82 million shares. As of June 30, 2011, 46,136 shares remained available for issuance, of which 35,663 shares may be allocated to restricted stock awards. Proportional adjustments were made to the per share and related amounts of shares as well as the conversion and exercise rights of stock options and other awards made under the 2002 Plan, in connection with the Reverse Stock Split.

     It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock awards. Bancorp expenses stock options and restricted stock on a straight line basis over the applicable vesting term.

     Restricted stock granted under the 2002 Plan generally vests over a two to four year vesting period; however, certain grants have been made that vested immediately or over a one year period, including grants to directors.

     All outstanding stock options have an exercise price that was equal to the closing market value of Bancorp’s stock on the date the options were granted. Options granted under the 2002 Plan generally vest over a two to four year vesting period; however, certain grants have been made that vested immediately, including grants to directors. Stock options have a 10 year maximum term.

     The following table presents information on stock options outstanding for the period shown:

	Six months ended
	June 30, 2011
		Weighted Average
	Common Shares	Exercise Price per share
Balance, beginning of period	306,529	$66.89
Granted	-	-
Exercised	(3,347)	11.55
Forfeited/expired	(38,742)	54.54
Balance, end of period	264,440	$69.39

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	Six months ended	Six months ended
(Dollars in thousands, except share and per share data)	June 30, 2011	June 30, 2010
Stock options vested and expected to vest:
Number	257,827	301,973
Weighted average exercise price per share	$69.39	$66.70
Aggregate intrinsic value	$400	$95
Weighted average contractual term of options	4.6 years	5.2 years
Stock options vested and currently exercisable:
Number	257,206	260,490
Weighted average exercise price per share	$69.59	$73.80
Aggregate intrinsic value	$397	$58
Weighted average contractual term of options	4.6 years	4.6 years
Unearned compensation related to stock options	48	201

2. STOCK PLANS (continued)

     There were no stock option grants for the six months ended June 30, 2011, and 190 stock options granted for the same period in 2010.

     The following table presents information on restricted stock outstanding for the period shown:

	Six months ended
	June 30, 2011
		Weighted Average Market
	Restricted Shares	Price at Grant
Balance, beginning of period	327,251	$18.99
Granted	63,135	16.79
Vested	(93,131)	22.53
Forfeited	(6,858)	16.83
Balance, end of period	290,397	$17.42

Weighted average remaining recognition period	2.8 years

     The balance of unearned compensation related to restricted stock shares as of June 30, 2011, and December 31, 2010, was $4.6 million and $4.5 million, respectively.

     The following table presents stock-based compensation expense for the periods shown:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Restricted stock expense	$468	$443	$975	$677
Stock option expense	17	44	54	126
Total stock-based compensation expense	$485	$487	$1,029	$803

     The income tax benefit recognized in the income statement for restricted stock compensation expense in the three and six months ended June 30, 2011, was $178,000 and $371,000, respectively, compared to no income tax benefit recognized in the income statement for restricted stock compensation expense for the three and six months ended June 30, 2010.

3. INVESTMENT SECURITIES

     The following tables present the available for sale investment portfolio as of June 30, 2011, and December 31, 2010:

(Dollars in thousands)	Amortized	Unrealized	Unrealized
June 30, 2011	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$4,223	$14	$-	$4,237
U.S. Government agency securities	221,331	1,083	(456)	221,958
Corporate securities	14,344	-	(4,838)	9,506
Mortgage-backed securities	447,699	7,278	(948)	454,029
Obligations of state and political subdivisions	56,067	3,062	(7)	59,122
Equity investments and other securities	11,371	504	(23)	11,852
Total	$755,035	$11,941	$(6,272)	$760,704

(Dollars in thousands)	Amortized	Unrealized	Unrealized
December 31, 2010	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$14,347	$45	$-	$14,392
U.S. Government agency securities	193,901	836	(507)	194,230
Corporate securities	14,499	-	(5,107)	9,392
Mortgage-backed securities	359,965	5,853	(2,200)	363,618
Obligations of state and political subdivisions	51,111	1,789	(255)	52,645
Equity investments and other securities	11,423	437	(25)	11,835
Total	$645,246	$8,960	$(8,094)	$646,112

     At June 30, 2011, the fair value of the securities in the investment portfolio was $760.7 million while the amortized cost was $755.0 million, reflecting a net unrealized gain in the portfolio of $5.7 million. At December 31, 2010, the fair value and amortized cost of securities in the investment portfolio were $646.1 million and $645.2 million, respectively, reflecting a net unrealized gain of $.9 million.

     The Company analyzes investment securities for other-than-temporary impairment (“OTTI”) on a quarterly basis. The Company assesses whether OTTI is present when the fair value of an investment security is less than its amortized cost basis at the balance sheet date. Under these circumstances, OTTI is considered to have occurred if (1) the Company intends to sell the security; (2) it is “more likely than not” the Company will be required to sell the security before recovery of its amortized cost basis; or (3) the present value of expected cash flows is not sufficient to recover the entire amortized cost basis.

     Credit related OTTI is recognized in earnings, while noncredit related OTTI on securities not expected to be sold, is recognized in other comprehensive income (“OCI”). Noncredit related OTTI is based on other factors, including illiquidity and changes in interest rates. Presentation of OTTI is made in the statements of income on a gross basis with an offset for the amount of OTTI recognized in OCI.

     In the second quarter of 2011, the Company recorded an OTTI charge of $.2 million related to a pooled trust preferred security in its investment securities portfolio. At June 30, 2011, this security had $1.6 million of impairment loss of which $1.4 million was due to noncredit related factors and therefore recognized in OCI. In reaching the determination to record this impairment management reviewed the facts and circumstances available surrounding the security, including the projected cash flows from the security, the duration and amount of the unrealized loss, the financial condition of the underlying issuers in the pool, and the prospects for a change in market value within a reasonable period of time. For pooled trust preferred investments, the Company analyzes cash flow projections that utilize inputs for deferral, default and recovery rates, and the timing of such deferrals, defaults and recoveries. Utilizing the projection of cash flows, the credit loss of $.2 million on this security was measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows were discounted by the current effective interest rate. The primary cause of the credit related loss was the reduction of projected future cash flows as a result of issuers deferring interest payments. The remaining $1.4 million impairment, an amount equal to the difference between the present value of the cash flows expected to be collected and the fair value, was recognized as a charge to OCI.

3. INVESTMENT SECURITIES (continued)

     The following table presents a tabular roll forward of the amount of credit related OTTI recognized in earnings for the periods presented:

	Three months ended		Six months ended
(Dollars in thousands)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Balance of credit related OTTI at beginning of period	$-	$-	$-	$-
Credit related OTTI recognized in the period	(179)	-	(179)	-
Balance of credit related OTTI at end of period	$(179)	$-	$(179)	$-

     After taking into account the OTTI described above, the corporate securities segment of the investment securities portfolio had a $4.8 million net unrealized loss at June 30, 2011, with an amortized cost of $13.8 million and a fair value of $9.0 million as of that date. The unrealized loss was associated with the decline in fair value of the four investments in pooled trust preferred securities issued primarily by banks and insurance companies. An increase in liquidity and credit spreads, including due to certain issuer defaults, and an extension of expected cash flows, including due to issuer elections to defer interest payments, since the purchase of these securities contributed to the unrealized loss associated with these securities at June 30, 2011. Compared to December 31, 2010, the fair value of these securities did not change materially. These securities have several features that reduce credit risk, including seniority over certain tranches in the same pool and the benefit of certain collateral coverage tests.

     The following tables provide the fair value and gross unrealized losses on securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of June 30, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$65,570	$(456)	$-	$-	65,570	(456)
Corporate securities	-	-	9,006	(4,838)	9,006	(4,838)
Mortgage-backed securities	84,183	(948)	-	-	84,183	(948)
Obligations of state and political subdivisions	476	(7)	-	-	476	(7)
Equity and other securities	1,777	(22)	1	(1)	1,778	(23)
Total	$152,006	$(1,433)	$9,007	$(4,839)	$161,013	$(6,272)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$40,528	$(507)	$-	$-	$40,528	$(507)
Corporate securities	-	-	8,892	(5,107)	8,892	(5,107)
Mortgage-backed securities	110,414	(2,088)	978	(112)	111,392	(2,200)
Obligations of state and political subdivisions	4,084	(255)	-	-	4,084	(255)
Equity and other securities	1,776	(24)	1	(1)	1,777	(25)
Total	$156,802	$(2,874)	$9,871	$(5,220)	$166,673	$(8,094)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of June 30, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
Corporate securities	$-	$-	$9,174	$(4,791)	$9,174	$(4,791)
Mortgage-backed securities	3,697	(28)	5,228	(534)	8,925	(562)
Obligations of state and political subdivisions	1,322	(204)	1,944	(69)	3,266	(273)
Total	$5,019	$(232)	$16,346	$(5,394)	$21,365	$(5,626)

     At June 30, 2011, the Company had five investment securities with an amortized cost of $13.8 million and an unrealized loss of $4.8 million that have been in a continuous unrealized loss position for more than 12 months. Pooled trust preferred securities accounted for the majority of unrealized loss in these securities.

3. INVESTMENT SECURITIES (continued)

     There were a total of 16 securities in Bancorp’s investment portfolio with an amortized cost of $153.4 million and a total unrealized loss of $1.4 million at June 30, 2011, that have been in a continuous unrealized loss position for less than 12 months. The unrealized loss on these investment securities was predominantly caused by changes in market interest rates, average life or credit spreads subsequent to purchase. The fair value of most of the Company’s securities fluctuates as market interest rates change.

     At June 30, 2011, and December 31, 2010, the Company had $333.7 and $504.0 million, respectively, in investment securities being provided as collateral to the Federal Home Loan Bank of Seattle (“FHLB”), the Federal Reserve Bank of San Francisco (“Reserve Bank”), the State of Oregon, the State of Washington, and others to support the Company’s borrowing capacities and certain public fund deposits. At June 30, 2011, and December 31, 2010, Bancorp had no reverse repurchase agreements.

     The following table presents the contractual maturities of the investment securities available for sale at June 30, 2011:

(Dollars in thousands)	Available for sale
June 30, 2011	Amortized cost	Fair value
U.S. Treasury securities
One year or less	$4,223	$4,237
After one year through five years	-	-
After five through ten years	-	-
Due after ten years	-	-
Total	4,223	4,237

U.S. Government agency securities:
One year or less	-	-
After one year through five years	201,208	201,973
After five through ten years	20,123	19,985
Due after ten years	-	-
Total	221,331	221,958

Corporate securities:
One year or less	-	-
After one year through five years	500	500
After five through ten years	-	-
Due after ten years	13,844	9,006
Total	14,344	9,506

Obligations of state and political subdivisions:
One year or less	4,217	4,280
After one year through five years	12,925	13,736
After five through ten years	29,896	31,723
Due after ten years	9,029	9,383
Total	56,067	59,122
Sub-total	295,965	294,823

Mortgage-backed securities	447,699	454,029
Equity investments and other securities	11,371	11,852
Total securities	$755,035	$760,704

     Certain investments have maturities that will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The compositions and carrying values of the Company’s loan portfolio, excluding loans held for sale, were as follows:

(Dollars in thousands)	June 30, 2011	December 31, 2010
Commercial	$297,817	$309,327
Real estate construction	32,434	44,085
Real estate mortgage	336,724	349,016
Commercial real estate	839,665	818,577
Installment and other consumer	14,507	15,265
Total loans	1,521,147	1,536,270
Allowance for loan losses	(38,422)	(40,217)
Total loans, net	$1,482,725	$1,496,053

     Loans greater than 90 days past due are classified into nonaccrual status. The following table presents an age analysis of the loan portfolio, including nonaccrual loans, for the periods shown:

(Dollars in thousands)	June 30, 2011
	30 - 89 days	Greater than	Total	Current	Total
	past due	90 days past due	past due	loans	loans
Commercial	$2,750	$6,804	$9,554	$288,263	$297,817
Real estate construction	5,750	1,664	7,414	25,020	32,434
Real estate mortgage	4,293	4,554	8,847	327,877	336,724
Commercial real estate	8,043	9,843	17,886	821,779	839,665
Installment and other consumer	8	1	9	14,498	14,507
Total	$20,844	$22,866	$43,710	$1,477,437	$1,521,147

(Dollars in thousands)	December 31, 2010
	30 - 89 days	Greater than	Total	Current	Total
	past due	90 days past due	past due	loans	loans
Commercial	$953	$9,984	$10,937	$298,390	$309,327
Real estate construction	2,098	4,039	6,137	37,948	44,085
Real estate mortgage	4,662	5,669	10,331	338,685	349,016
Commercial real estate	3,988	12,157	16,145	802,432	818,577
Installment and other consumer	53	-	53	15,212	15,265
Total	$11,754	$31,849	$43,603	$1,492,667	$1,536,270

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

     The following table presents an analysis of impaired loans for the periods shown:

						Quarter ended
(Dollars in thousands)	June 30, 2011					June 30, 2011
	Unpaid principal	Impaired loans	Impaired loans	Total impaired	Related	Average impaired
	balance1	with no allowance	with allowance	loan balance	allowance	loan balance
Commercial	$18,482	$9,279	$164	$9,443	$-	$11,833
Real estate construction	12,118	7,797	840	8,637	-	9,491
Real estate mortgage	34,195	14,282	7,054	21,336	312	21,314
Commercial real estate	26,970	19,263	5,801	25,064	84	25,702
Installment and other consumer	1,513	1	-	1	-	3
Total	$93,278	$50,622	$13,859	$64,481	$396	$68,343

						Quarter ended
(Dollars in thousands)	December 31, 2010					December 31, 2010
	Unpaid principal	Impaired loans	Impaired loans	Total impaired	Related	Average impaired
	balance1	with no allowance	with allowance	loan balance	allowance	loan balance
Commercial	$22,692	$13,377	$1,679	$15,056	$2	$19,992
Real estate construction	15,570	10,692	323	11,015	2	20,191
Real estate mortgage	28,856	15,491	7,828	23,319	443	20,610
Commercial real estate	28,717	21,648	5,634	27,282	103	17,187
Installment and other consumer	-	-	-	-	-	45
Total	$95,835	$61,208	$15,464	$76,672	$550	$78,025

1The unpaid principal balance on impaired loans represents the amount owed by the borrower. The carrying value of impaired loans is lower than the unpaid principal balance due to charge-offs.

     A loan is accounted for as a troubled debt restructure (“TDR”) if the Company, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider granting. A TDR typically involves a modification of terms such as a reduction of the stated interest rate or face amount of the loan, a reduction of accrued interest, or an extension of the maturity date(s) at a stated interest rate lower than the current market rate for a new loan with similar risk.

     The following table presents an analysis of TDRs for the periods ended June 30, 2011, and June 30, 2010:

				TDRs recorded in the 12 months prior to June 30, 2011 that
(Dollars in thousands)	TDRs recorded for the six months ending June 30, 2011			subsequently defaulted in the six months ending June 30, 2011
	Number of	Pre-TDR outstanding	Post-TDR outstanding	Number of	Pre-TDR outstanding	Post-TDR outstanding
	loans	recorded investment	recorded investment	loans	recorded investment	recorded investment
Commercial	9	$809	$779	-	$-	$-
Real estate construction	1	1,008	744	1	983	983
Real estate mortgage	6	2,071	2,058	-	-	-
Commercial real estate	3	917	913	-	-	-
Total	19	$4,805	$4,494	1	$983	$983

				TDRs recorded in the 12 months prior to June 30, 2010 that
(Dollars in thousands)	TDRs recorded for the six months ending June 30, 2010			subsequently defaulted in the six months ending June 30, 2010
	Number of	Pre-TDR outstanding	Post-TDR outstanding	Number of	Pre-TDR outstanding	Post-TDR outstanding
	loans	recorded investment	recorded investment	loans	recorded investment	recorded investment
Commercial	15	$3,570	$3,460	-	$-	$-
Real estate construction	10	3,729	3,555	-	-	-
Real estate mortgage	5	2,125	2,119	2	335	335
Commercial real estate	3	13,018	12,535	-	-	-
Total	33	$22,442	$21,669	2	$335	$335

     TDRs are considered impaired and as such are typically measured based on the fair value of the collateral less selling costs. For TDRs that are collateral dependent the Company charges off the amount of impairment at the time of impairment, rather than placing the impaired loan amount in a specific reserve allowance. Known impairments on non-real estate secured TDRs are charged off immediately rather than recording a specific reserve allowance in the allowance for loan losses. TDRs that have subsequently defaulted are removed from the loan balances with any loss charged to the allowance for loan losses reserve. Additional losses charged on subsequently defaulting TDRs is typically a minimal amount and immaterial for the period ending June 30, 2011.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

     The following table presents nonaccrual loans by category as of the dates shown:

	June 30,	December 31,
(Dollars in thousands)	2011	2010
Commercial	$9,280	$13,377
Real estate construction	7,796	10,692
Real estate mortgage	14,282	15,491
Commercial real estate	19,263	21,671
Installment and other consumer	1	-
Total loans on nonaccrual status	$50,622	$61,231

     The Company uses a risk rating matrix to assign a risk rating to loans not evaluated on a homogenous pool level. At June 30, 2011, $1.10 billion of loans were risk rated and $417.6 million were evaluated on a homogeneous pool basis. Individually risk rated loans are rated on a scale of 1 to 10. A description of the general characteristics of the 10 risk ratings is as follows:
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

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

     The Company considers loans assigned a risk rating 8 through 10 to be classified loans. The following table presents weighted average risk ratings of the loan portfolio and classified loans by category. The weighted average risk ratings did not exhibit material change from December 31, 2010, to June 30, 2011. Overall classified loans have contracted from December 31, 2010, with reductions in classified commercial and real estate construction balances more than offsetting increases in real estate mortgage and commercial real estate categories during the first six months of 2011.

(Dollars in thousands)	June 30, 2011		December 31, 2010
	Weighted average	Classified	Weighted average	Classified
	risk rating	loans	risk rating	loans
Commercial	5.92	$23,862	5.89	$32,895
Real estate construction	7.09	14,135	7.33	24,131
Real estate mortgage	6.54	28,266	6.34	20,913
Commercial real estate	5.73	49,487	5.75	42,045
Installment and other consumer1	7.76	226	7.41	137
Total		$115,976		$120,121

Total loans risk rated	$1,103,554		$1,096,859

1 Installment and other consumer loans are primarily evalued on a homogenous pool level and generally not individually risk rated unless certain factors are met.

     The following table presents homogeneous loans where credit risk is evaluated on a portfolio basis by category, and includes home equity lines of credit and certain small business loans. Important credit quality metrics for this portfolio include balances on nonaccrual and past due status. Total loans and lines evaluated on a homogeneous pool basis were $417.6 million at June 30, 2011, and $439.4 million at December 31, 2010. Such balances on nonaccrual status declined from $7.7 million at December 31, 2010, to $2.6 million at June 30, 2011. During first quarter 2011, due to the unique nature of nonstandard mortgages, the methodology for risk rating these loans was modified. This procedural change resulted in the movement of 35 notes with total commitments of $6.4 million from the homogenous pool to the individually risk rated portfolio. This change did not have a significant impact on the allowance for loan losses.

(Dollars in thousands)	June 30, 2011			December 31, 2010
	Current	Nonaccrual	30 - 89 days	Current	Nonaccrual	30 - 89 days
	status	status	past due	status	status	past due
Commercial	$49,627	$47	$728	$54,217	$245	$7
Real estate construction	-	753	-	-	1,136	-
Real estate mortgage	262,438	934	921	269,862	4,958	1,931
Commercial real estate	86,594	870	372	90,782	1,334	8
Installment and other consumer	14,300	2	7	14,878	-	52
Total	$412,959	$2,606	$2,028	$429,739	$7,673	$1,998

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES (continued)

     The following table presents summary account activity relating to the allowance for credit losses by loan category for the periods shown:

(Dollars in thousands)	Three months ended June 30, 2011
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Beginning balance March 31, 2011	$8,735	$3,989	$8,137	$12,790	$1,118	$5,660	$40,429
Provision for credit losses	(556)	(733)	3,116	1,605	234	(240)	3,426
Losses charged to the allowance	(460)	(866)	(2,531)	(564)	(439)	-	(4,860)
Recoveries credited to the allowance	139	5	18	3	71	-	236
Ending balance June 30, 2011	$7,858	$2,395	$8,740	$13,834	$984	$5,420	$39,231

(Dollars in thousands)	Six months ended June 30, 2011
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Beginning balance December 31, 2010	$8,541	$4,474	$8,156	$12,462	$1,273	$6,161	$41,067
Provision for credit losses	(99)	(842)	4,470	2,259	455	(741)	5,502
Losses charged to the allowance	(1,221)	(1,242)	(4,016)	(893)	(902)	-	(8,274)
Recoveries credited to the allowance	637	5	130	6	158	-	936
Ending balance June 30, 2011	$7,858	$2,395	$8,740	$13,834	$984	$5,420	$39,231

Loans valued for impairment:
Individually	$9,443	$8,637	$21,336	$25,064	$1	$-	$64,481
Collectively	288,374	23,797	315,388	814,601	14,506	-	1,456,666
Total	$297,817	$32,434	$336,724	$839,665	$14,507	$-	$1,521,147

(Dollars in thousands)	Twelve months ended December 31, 2010
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Beginning balance December 31, 2009	$8,224	$7,240	$8,211	$9,492	$1,294	$4,957	$39,418
Provision for credit losses	4,474	113	7,025	4,262	1,574	1,204	18,652
Losses charged to the allowance	(5,229)	(3,576)	(7,461)	(1,321)	(1,889)	-	(19,476)
Recoveries credited to the allowance	1,072	697	381	29	294	-	2,473
Ending balance at December 31, 2010	$8,541	$4,474	$8,156	$12,462	$1,273	$6,161	$41,067

Loans valued for impairment:
Individually	$15,056	$11,015	$23,319	$27,282	$-	$-	$76,672
Collectively	294,271	33,070	325,697	791,295	15,265	-	1,459,598
Total	$309,327	$44,085	$349,016	$818,577	$15,265	$-	$1,536,270

     The following table shows the components of the allowance for credit losses:

(Dollars in thousands)	June 30, 2011	June 30, 2010
Allowance for loan losses	$38,422	$43,329
Reserve for unfunded commitments	809	1,018
Total allowance for credit losses	$39,231	$44,347

     The reserve for unfunded commitments was included in other liabilities as of June 30, 2011 and 2010.

5. OTHER REAL ESTATE OWNED, NET

     The following tables summarize Other Real Estate Owned (“OREO”) for the periods shown:

(Dollars in thousands)	Three months ended
	June 30, 2011	June 30, 2010
Balance, beginning period	$39,329	$45,238
Additions to OREO	4,270	7,209
Disposition of OREO	(6,670)	(13,612)
Valuation adjustments in the period	(1,555)	(1,257)
Total OREO	$35,374	$37,578

(Dollars in thousands)	Six months ended
	June 30, 2011	June 30, 2010
Balance, beginning period	$39,459	$53,594
Additions to OREO	10,749	12,212
Disposition of OREO	(12,622)	(24,612)
Valuation adjustments in the period	(2,212)	(3,616)
Total OREO	$35,374	$37,578

     The following tables summarize the OREO valuation allowance for the periods shown:

(Dollars in thousands)	Three months ended
	June 30, 2011	June 30, 2010
Balance, beginning period	$7,425	$8,003
Valuation adjustments in the period	1,555	1,257
Deductions from the valuation allowance due to disposition	(1,425)	(2,105)
Total OREO valuation allowance	$7,555	$7,155

(Dollars in thousands)	Six months ended
	June 30, 2011	June 30, 2010
Balance, beginning period	$7,584	$9,489
Valuation adjustments in the period	2,212	3,616
Deductions from the valuation allowance due to disposition	(2,241)	(5,950)
Total OREO valuation allowance	$7,555	$7,155

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

     Diluted earnings (loss) per share is computed in the same manner as basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of options and warrants, conversion of preferred stock, and non-vested restricted stock were included, unless those additional shares would have been anti-dilutive. For the diluted earnings (loss) per share computation, the treasury stock method is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate diluted earnings per share. The two-class method was utilized to calculate diluted earnings per share for the quarter ended June 30, 2011.

     On May 19, 2011, Bancorp implemented the Reverse Stock Split. All share and per share related amounts have been restated to reflect the Reverse Stock Split. The following table reconciles the numerator and denominator of the basic and diluted earnings (loss) per share computations for the quarters ended June 30, 2011, and 2010:

(Dollars and shares in thousands, except per share amounts)	Three months ended
	June 30, 2011	June 30, 2010
Net income (loss)	$4,634	$(3,849)
Less: Net income (loss) allocated to participating securities-basic:
Preferred stock	274	-
Non-vested restricted stock	63	-
Net income (loss) available to common stock holders-basic	4,297	(3,849)
Add: Net income (loss) allocated per two-class method-diluted:
Stock options and Class C warrants	15	-
Net income (loss) available to common stockholders-diluted	$4,312	$(3,849)

Weighted average common shares outstanding-basic	19,006	18,425
Common stock equivalents from:
Stock options	24	-
Class C warrants	995	-
Weighted average common shares outstanding-diluted	20,025	18,425

Basic earnings (loss) per share	$0.23	$(0.20)
Diluted earnings (loss) per share	$0.22	$(0.20)

Common stock equivalent shares excluded due to anti-dilutive effect	189	639

(Dollars and shares in thousands, except per share amounts)	Six months ended
	June 30, 2011	June 30, 2010
Net income (loss)	$9,739	$(4,737)
Less: Net income (loss) allocated to participating securities-basic:
Preferred stock	576	-
Non-vested restricted stock	143	-
Net income (loss) available to common stock holders-basic	9,020	(4,737)
Add: Net income (loss) allocated per two-class method-diluted:
Stock options and Class C warrants	32	-
Net income (loss) available to common stockholders-diluted	$9,052	$(4,737)

Weighted average common shares outstanding-basic	18,983	15,939
Common stock equivalents from:
Stock options	23	-
Class C warrants	976	-
Weighted average common shares outstanding-diluted	19,982	15,939

Basic earnings (loss) per share	$0.48	$(0.30)
Diluted earnings (loss) per share	$0.45	$(0.30)

Common stock equivalent shares excluded due to anti-dilutive effect	192	639

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

     The following table summarizes the Bank’s off balance sheet unfunded commitments as of the dates shown:

	Contract or	Contract or
	Notional Amount	Notional Amount
(Dollars in thousands)	June 30, 2011	December 31, 2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$245,186	$246,702
Real estate construction	8,055	10,568
Real estate mortgage
Mortgage	3,049	4,265
Home equity loans and lines of credit	153,113	154,073
Total real estate mortgage loans	156,162	158,338
Commercial real estate	10,573	7,756
Installment and consumer	10,143	10,734
Other	19,157	10,395
Standby letters of credit and financial guarantees	10,190	8,531
Account overdraft protection instruments	103,488	118,596
Total	$562,954	$571,620

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

8. COMPREHENSIVE INCOME (LOSS)

     The following table displays the components of comprehensive income (loss) for the periods shown:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2011	2010	2011	2010
Net income (loss) as reported	$4,634	$(3,849)	$9,739	$(4,737)

Unrealized holding gains on securities:
Unrealized holding gains arising during the period	6,734	5,323	5,021	10,209
Tax provision	(2,653)	(2,096)	(1,986)	(4,009)
Unrealized holding gains arising during the period, net of tax	4,081	3,227	3,035	6,200

Less: Reclassification adjustment for gains
on sales of securities	(130)	(488)	(397)	(945)
Tax provision	51	193	155	369
Net realized gains on sales of securities, net of tax	(79)	(295)	(242)	(576)

Less: Reclassification adjustment for other-than-temporary impairment	179	-	179	-
Tax benefit	(70)	-	(70)	-
Net other-than-temporary impairment	109	-	109	-

Total comprehensive income (loss)	$8,745	$(917)	$12,641	$887

9. LONG-TERM BORROWINGS AND JUNIOR SUBORDINATED DEBT

     The following table summarized Bancorp’s long-term borrowings for the periods shown:

(Dollars in thousands)	June 30, 2011	December 31, 2010
FHLB non-putable advances	$99,399	$138,599
FHLB putable advances	30,000	30,000
Total long-term borrowings	$129,399	$168,599

     Long-term borrowings consisting of notes with fixed maturities and structured advances with the FHLB totaled $129.4 million at June 30, 2011, compared to long-term borrowings of $168.6 million at December 31, 2010. The decrease in long-term borrowings of $39.2 million during the first six months of 2011 was due to advances becoming short-term, as they are scheduled to mature over the next twelve months. At June 30, 2011, Bancorp’s remaining long-term borrowings with fixed maturities, or non-putable advances, were $99.4 million, with rates ranging from 2.78% to 5.03%. Bancorp also had three structured, or putable, advances totaling $30.0 million, with original terms of five years and rates ranging from 2.45% to 3.78%. The scheduled maturities on these structured advances occur in February 2013, August 2013 and March 2014, although the FHLB may under certain circumstances require payment prior to maturity. At June 30, 2011, principal payments due at scheduled maturity of Bancorp’s total long-term borrowings were $10.9 million in 2012, $76.3 million in 2013 and $42.2 million in 2014.

     Bancorp had no outstanding federal funds purchased from correspondent banks, borrowings from the discount window or reverse repurchase agreements at June 30, 2011.

9. LONG-TERM BORROWINGS AND JUNIOR SUBORDINATED DEBT (continued)

     At June 30, 2011, six wholly-owned subsidiary grantor trusts established by Bancorp had an outstanding balance of $51.0 million in trust preferred securities. During the second quarter of 2011 the Company paid all deferred interest on its trust preferred securities. Under our December 2009 Written Agreement with the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (“DFCS”) and the Reserve Bank, the Company must request regulatory approval prior to making interest or other payments on its trust preferred securities.

     The following table is a summary of outstanding trust preferred securities issued by the grantor trusts and guaranteed by Bancorp:

(Dollars in thousands)

		Preferred		Rate at		Next possible
Issuance Trust	Issuance date	security amount	Rate type 1	6/30/11	Maturity date	redemption date2
West Coast Statutory Trust III	September 2003	$7,500	Variable	3.20%	September 2033	Currently redeemable
West Coast Statutory Trust IV	March 2004	6,000	Variable	3.04%	March 2034	Currently redeemable
West Coast Statutory Trust V	April 2006	15,000	Variable	1.68%	June 2036	Currently redeemable
West Coast Statutory Trust VI	December 2006	5,000	Variable	1.93%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	12,500	Variable	1.80%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	5,000	Variable	1.63%	June 2037	June 2012
Total		$51,000	Weighted rate	2.11%

1 The variable rate preferred securities reprice quarterly.
2 Securities are redeemable at the option of Bancorp following these dates.

10. SEGMENT AND RELATED INFORMATION

     Bancorp accounts for intercompany fees and services at fair value according to regulatory requirements for the service provided. Intercompany items relate primarily to the provision of accounting, human resources, data processing and marketing services.

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

(Dollars in thousands)	Three months ended June 30, 2011
	Banking	Other	Intersegment	Consolidated
Interest income	$25,093	$11	$-	$25,104
Interest expense	2,811	332	-	3,143
Net interest income (expense)	22,282	(321)	-	21,961
Provision for credit losses	3,426	-	-	3,426
Noninterest income	7,523	817	(270)	8,070
Noninterest expense	22,287	941	(270)	22,958
Income (loss) before income taxes	4,092	(445)	-	3,647
Benefit for income taxes	(813)	(174)	-	(987)
Net income (loss)	$4,905	$(271)	$-	$4,634

Depreciation and amortization	$1,892	$8	$-	$1,900
Assets	$2,458,268	$15,215	$(10,927)	$2,462,556
Loans, net	$1,482,725	$-	$-	$1,482,725
Deposits	$1,941,357	$-	$(10,360)	$1,930,997
Equity	$323,631	$(38,062)	$-	$285,569

(Dollars in thousands)	Three months ended June 30, 2010
	Banking	Other	Intersegment	Consolidated
Interest income	$26,798	$18	$-	$26,816
Interest expense	7,626	280	-	7,906
Net interest income (expense)	19,172	(262)	-	18,910
Provision for credit losses	7,758	-	-	7,758
Noninterest income	9,130	780	(285)	9,625
Noninterest expense	22,263	931	(285)	22,909
Income (loss) before income taxes	(1,719)	(413)	-	(2,132)
Provision (benefit) for income taxes	1,879	(162)	-	1,717
Net income (loss)	$(3,598)	$(251)	$-	$(3,849)

Depreciation and amortization	$1,966	$9	$-	$1,975
Assets	$2,501,169	$16,782	$(12,465)	$2,505,486
Loans, net	$1,558,703	$-	$-	$1,558,703
Deposits	$2,015,996	$-	$(11,896)	$2,004,100
Equity	$305,656	$(38,244)	$-	$267,412

10. SEGMENT AND RELATED INFORMATION (continued)

(Dollars in thousands)	Six months ended June 30, 2011
	Banking	Other	Intersegment	Consolidated
Interest income	$49,999	$23	$-	$50,022
Interest expense	5,941	608	-	6,549
Net interest income (expense)	44,058	(585)	-	43,473
Provision for credit losses	5,502	-	-	5,502
Noninterest income	15,912	1,615	(541)	16,986
Noninterest expense	44,179	1,873	(541)	45,511
Income (loss) before income taxes	10,289	(843)	-	9,446
Provision (benefit) for income taxes	36	(329)	-	(293)
Net income (loss)	$10,253	$(514)	$-	$9,739

Depreciation and amortization	$4,017	$15	$-	$4,032
Assets	$2,458,268	$15,215	$(10,927)	$2,462,556
Loans, net	$1,482,725	$-	$-	$1,482,725
Deposits	$1,941,357	$-	$(10,360)	$1,930,997
Equity	$323,631	$(38,062)	$-	$285,569

(Dollars in thousands)	Six months ended June 30, 2010
	Banking	Other	Intersegment	Consolidated
Interest income	$53,979	$35	$-	$54,014
Interest expense	13,921	550	-	14,471
Net interest income (expense)	40,058	(515)	-	39,543
Provision for credit losses	15,392	-	-	15,392
Noninterest income	15,046	1,559	(572)	16,033
Noninterest expense	42,759	1,817	(572)	44,004
Income (loss) before income taxes	(3,047)	(773)	-	(3,820)
Provision (benefit) for income taxes	1,219	(302)	-	917
Net income (loss)	$(4,266)	$(471)	$-	$(4,737)

Depreciation and amortization	$4,141	$18	$-	$4,159
Assets	$2,501,169	$16,782	$(12,465)	$2,505,486
Loans, net	$1,558,703	$-	$-	$1,558,703
Deposits	$2,015,996	$-	$(11,896)	$2,004,100
Equity	$305,656	$(38,244)	$-	$267,412

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

     Trading securities – Trading securities held at June 30, 2011, are related solely to bonds, equity securities and mutual funds held in a Rabbi Trust for benefit of the Company’s deferred compensation plans. Fair values for trading securities are based on quoted market prices.

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

     Impaired loans - A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (both interest and principal) according to the contractual terms of the loan agreement. Impaired loans are measured based on the present value of expected future cash flows discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair value of the collateral. A significant portion of the Bank's impaired loans are measured using the fair value of the collateral.

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

     Commitments to extend credit, standby letters of credit and financial guarantees - The majority of commitments to extend credit carry current market interest rates if converted to loans.

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

11. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     The following tables present fair value measurements for assets that are measured at fair value on a recurring basis subsequent to initial recognition for the periods shown:

(Dollars in thousands)		Fair value measurements at June 30, 2011, using
		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)
Trading securities	$781	$781	$-	$-
Available for sale securities:
U.S. Treasury securities	4,237	-	4,237	-
U.S. Government agency securities	221,958	-	221,958	-
Corporate securities	9,506	-	-	9,506
Mortgage-backed securities	454,029	-	454,029	-
Obligations of state and political subdivisions	59,122	-	58,318	804
Equity investments and other securities	11,852	1,978	9,874	-
Total recurring assets measured at fair value	$761,485	$2,759	$748,416	$10,310

(Dollars in thousands)		Fair value measurements at December 31, 2010, using
		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Trading securities	$808	$808	$-	$-
Available for sale securities:
U.S. Treasury securities	14,392	-	14,392	-
U.S. Government agency securities	194,230	-	194,230	-
Corporate securities	9,392	-	-	9,392
Mortgage-backed securities	363,618	-	363,618	-
Obligations of state and political subdivisions	52,645	-	51,688	957
Equity investments and other securities	11,835	1	11,834	-
Total recurring assets measured at fair value	$646,920	$809	$635,762	$10,349

     The Company transferred $2.0 million in equity investments and other securities from a level 2 to a level 1 at June 30, 2011. The Company transferred $14.4 million in U.S. Treasury securities from a level 1 instrument to a level 2 instrument at December 31, 2010. In addition, the Company had no material changes in valuation techniques for recurring and nonrecurring assets measured at fair value from the quarter ended June 30, 2011.

11. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     The following table represents a reconciliation of level 3 instruments for assets that are measured at fair value on a recurring basis for the three and six months ended June 30, 2011, and 2010:

	Three months ended June 30, 2011
			Reclassification of
		Gains (losses)	losses from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	March 31, 2011	income	securities	Settlements	June 30, 2011
Corporate securities	$9,850	$(523)	$179	$-	$9,506
Obligations of state and political subdivisions	889	(85)	-	-	804
Fair value	$10,739	$(608)	$179	$-	$10,310

	Six months ended June 30, 2011
			Reclassification of
		Gains (losses)	losses from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	January 1, 2011	income	securities	Settlements	June 30, 2011
Corporate securities	$9,392	$(65)	$179	$-	$9,506
Obligations of state and political subdivisions	957	(153)	-	-	804
Fair value	$10,349	$(218)	$179	$-	$10,310

	Three months ended June 30, 2010
			Reclassification of
		Gains (losses)	losses from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	March 31, 2010	income	securities	Settlements	June 30, 2010
Corporate securities	$10,231	$(557)	$-	$-	$9,674
Obligations of state and political subdivisions	993	9	-	-	1,002
Fair value	$11,224	$(548)	$-	$-	$10,676

	Six months ended June 30, 2010
			Reclassification of
		Gains (losses)	losses from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	January 1, 2010	income	securities	Settlements	June 30, 2010
Corporate securities	$9,753	$(79)	$-	$-	$9,674
Obligations of state and political subdivisions	973	29	-	-	1,002
Fair value	$10,726	$(50)	$-	$-	$10,676

     Certain assets, such as loans held for sale, loans measured for impairment, and OREO, are measured at fair value on a nonrecurring basis after initial recognition. For the three months ended June 30, 2011, loans held for sale were subject to the lower of cost or market method of accounting. However, there were no impairments recognized on loans held for sale in second quarter 2011. As of June 30, 2011, $64.5 million loans included in Bancorp’s loan portfolio were deemed impaired. In addition, during the second quarter, certain properties were written down by a total of $1.5 million to reflect additional decreases in estimated fair market value subsequent to the time such properties were placed into OREO.

11. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     There were no nonrecurring level 1 or 2 fair value measurements for the three or six months ended June 30, 2011, or the full year 2010. The following tables represent the level 3 fair value measurements for nonrecurring assets for the periods presented:

	Three months ended June 30, 2011
(Dollars in thousands)	Impairment	Fair Value 1
Loans measured for impairment	$4,860	$19,638
OREO	1,555	15,465
Total nonrecurring assets measured at fair value	$6,415	$35,103

	Six months ended June 30, 2011
(Dollars in thousands)	Impairment	Fair Value 1
Loans measured for impairment	$8,274	$39,061
OREO	2,212	33,511
Total nonrecurring assets measured at fair value	$10,486	$72,572

	Twelve months ended December 31, 2010
(Dollars in thousands)	Impairment	Fair Value 1
Loans measured for impairment	$19,476	$82,910
OREO	6,649	74,146
Total nonrecurring assets measured at fair value	$26,125	$157,056

1	Fair value excludes cost to sell collateral.

11. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS (continued)

     The estimated fair values of financial instruments at June 30, 2011, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$90,246	$90,246
Trading securities	781	781
Investment securities	760,704	760,704
Federal Home Loan Bank stock	12,148	12,148
Net loans (net of allowance for loan losses
and including loans held for sale)	1,483,475	1,393,318
Bank owned life insurance	25,736	25,736

FINANCIAL LIABILITIES:
Deposits	$1,930,997	$1,931,866
Short-term borrowings	39,200	39,200
Long-term borrowings	129,399	135,304

Junior subordinated debentures-variable	51,000	26,792

     The estimated fair values of financial instruments at December 31, 2010, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$177,991	$177,991
Trading securities	808	808
Investment securities	646,112	646,112
Federal Home Loan Bank stock	12,148	12,148
Net loans (net of allowance for loan losses
and including loans held for sale)	1,499,155	1,407,366
Bank owned life insurance	25,313	25,313

FINANCIAL LIABILITIES:
Deposits	$1,940,522	$1,942,301
Long-term borrowings	168,599	175,305

Junior subordinated debentures-variable	51,000	26,597

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

Second Quarter 2011 Financial Overview

     During second quarter 2011, we recorded:
  Net income of $4.6 million compared to a net loss of $3.8 million in second quarter 2010;

  A net interest margin of 3.85%, an increase of 74 basis points from 3.11% in second quarter 2010;

  An average rate paid on total deposits of .31%, a 33 basis point decline from .64% in second quarter 2010;

  A provision for credit losses of $3.4 million, a reduction of $4.4 million from $7.8 million for the same quarter in 2010; and

  Net loan charge-offs of $4.6 million, relatively unchanged from $4.7 million in second quarter 2010.
     Management continued to proactively implement and execute certain strategies that have resulted in significant strengthening of the Company’s balance sheet, including:
  Increasing the Bank’s total and tier 1 risk-based capital ratios to 18.56% and 17.30%, respectively, at June 30, 2011, up from 17.10% and 15.84% at June 30, 2010;

  Improving the Bank’s leverage ratio to 13.04% at June 30, 2011, from 11.43% a year ago; and

  Reducing total nonperforming assets by 26% or $30.2 million over the past twelve months, to $86.0 million at quarter end.
     On May 19, 2011, Bancorp implemented a 1-for-5 reverse split of its common stock (the "Reverse Stock Split") pursuant to an amendment to its Restated Articles of Incorporation approved by shareholders on April 26, 2011. All share and per share related amounts in this report have been restated to reflect the Reverse Stock Split.

     As a result of the Reverse Stock Split, every 5 shares of the Company's common stock issued and outstanding at the end of the effective date of May 19, 2011, were combined and reclassified into 1 share of common stock. Bancorp did not issue fractional shares of common stock and paid cash in lieu of fractional shares resulting from the Reverse Stock Split. Cash payments for fractional shares were determined on the basis of the stock's average closing price on the NASDAQ Global Select Market for the five trading days immediately preceding May 19, 2011, as adjusted for the Reverse Stock Split.

     Also a result of the Reverse Stock Split reduced the number of outstanding shares of common stock declined from 96.4 million shares to 19.3 million shares. The number of authorized shares of common stock was reduced from 250 million to 50 million. Proportional adjustments have also been made to the conversion or exercise rights under the Company's outstanding stock incentive plans, preferred stock, restricted stock, stock options and warrants.

Results of Operations

Three and six months ended June 30, 2011 and 2010

     Net Income (Loss). Net income for the three and six months ended June 30, 2011, was $4.6 million and $9.7 million, respectively, as compared to a net loss of $3.8 and $4.7 million for the three and six months ended June 30, 2010. Earnings per diluted share for the three and six months ended June 30, 2011, were $0.22 and $0.45, respectively, as compared to a loss per diluted share of $0.20 and $0.30 for the three and six months ended June 30, 2010. For additional detail regarding calculation of our earnings per diluted share in the current quarter and year to date, see Note 6 “Earnings (Loss) Per Share” of our interim financial statements included under Item 1 of this report.

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

	Three months ended
(Dollars in thousands)	June 30, 2011			June 30, 2010			March 31, 2011
	Average			Average	Interest		Average
	Outstanding	Interest	Yield/	Outstanding	Earned/	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/ Paid	Rate 1	Balance	Paid	Rate 1	Balance	Earned/ Paid	Rate 1
ASSETS:
Interest earning balances
due from banks	$93,225	$61	0.26%	$249,007	$161	0.26%	$106,794	$70	0.26%
Federal funds sold	4,790	1	0.07%	3,605	1	0.11%	3,947	1	0.09%
Taxable securities	639,930	4,276	2.68%	521,139	3,688	2.84%	622,208	4,069	2.65%
Nontaxable securities 2	58,186	823	5.67%	57,530	845	5.89%	51,241	737	5.83%
Loans, including fees 3	1,523,849	20,231	5.33%	1,646,068	22,416	5.46%	1,530,422	20,299	5.38%
Total interest earning assets	2,319,980	25,392	4.39%	2,477,349	27,111	4.39%	2,314,612	25,176	4.41%

Allowance for loan losses	(38,944)			(42,895)			(40,296)
Premises and equipment	26,279			27,807			26,667
Other assets	153,210			178,150			149,885
Total assets	$2,460,525			$2,640,411			$2,450,868

LIABILITIES AND STOCKHOLDERS' EQUITY:
Interest bearing demand	$365,407	$79	0.09%	$332,850	$119	0.14%	$344,090	$78	0.09%
Savings	110,683	40	0.15%	104,052	64	0.25%	106,309	40	0.15%
Money market	654,668	583	0.36%	657,454	989	0.60%	660,672	634	0.39%
Time deposits	224,674	774	1.38%	431,669	2,103	1.95%	269,038	1,057	1.59%
Total interest bearing deposits	1,355,432	1,476	0.44%	1,526,025	3,275	0.86%	1,380,109	1,809	0.53%

Short-term borrowings4	6,461	47	2.88%	17,407	349	8.04%	-	-	0.00%
Long-term borrowings 4 5	213,138	1,620	3.05%	295,803	4,282	5.81%	219,599	1,597	2.95%
Total borrowings	219,599	1,667	3.04%	313,210	4,631	5.93%	219,599	1,597	2.95%
Total interest bearing
liabilities	1,575,031	3,143	0.80%	1,839,235	7,906	1.72%	1,599,708	3,406	0.86%
Demand deposits	578,562			523,298			552,229
Other liabilities	24,331			17,118			24,983
Total liabilities	2,177,924			2,379,651			2,176,920
Stockholders' equity	282,601			260,760			273,948
Total liabilities and
stockholders' equity	$2,460,525			$2,640,411			$2,450,868
Net interest income		$22,249			$19,205			$21,770

Net interest spread			3.59%			2.67%			3.55%

Net interest margin			3.85%			3.11%			3.81%

1 Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.
2 Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. The tax equivalent basis adjustment for the three months ended June 30, 2011, and 2010, was $.29 million and $.30 million, respectively, and $.26 million for three months ended March 31, 2011.
3 Includes balances of loans held for sale and nonaccrual loans.
4 Includes portion of $2.3 million prepayment fee in connection with prepaying $99.1 million in FHLB borrowings in the second quarter of 2010.
5 Includes junior subordinated debentures with average balance of $51.0 million for the three months ended June 30, 2011, and 2010, and March 31, 2011.

     Second quarter 2011 net interest income of $22.0 million increased $3.1 million from the same quarter in 2010. Excluding a $2.3 million expense related to a Federal Home Loan Bank (“FHLB”) borrowing prepayment expense in the second quarter of 2010, net interest income expanded $.8 million year-over year second quarter. Net interest income on a tax equivalent basis was $22.2 million in the most recent quarter, up from $19.2 million in the second quarter of 2010. Average interest earning assets decreased $157.4 million, or 6.4%, to $2.32 billion for the second quarter of 2011 from $2.48 billion for the same period in 2010, while average interest bearing liabilities decreased $264.2 million, or 14.4%, to $1.58 billion from $1.84 billion in the prior period.

     The second quarter 2011 net interest margin of 3.85% increased 74 basis points from second quarter 2010, predominantly due to a lower rate on interest bearing deposits and the above mentioned FHLB prepayment expense in the second quarter 2010. The spread between the yield earned on loans and rate paid on interest bearing deposits improved 92 basis points year-over-year in the second quarter notwithstanding the continued unfavorable shift in the average earning asset mix as higher yielding loan balances continued to decline. Collectively, cash equivalents and investment securities earned 273 basis points less than the loan portfolio during the most recent quarter.

     As of June 30, 2011, the Bank had $695.9 million in floating and adjustable rate loans with interest rate floors. Of these loans, $488.5 million were at their floor rate. These floors have benefited the Company’s loan yield and net interest income and margin over the past year. If interest rates rise, the Company anticipates yields on loans at floors will lag underlying changes in market interest rates, although the overall effect will depend on how quickly and dramatically market interest rates rise, as well as how the slope of the market yield curve changes.

     At June 30, 2011, management estimated that the Bank remains slightly asset sensitive over the next twelve month measurement period, meaning that earning assets are expected to mature or reprice more quickly than interest bearing liabilities over this period. Whether we will be able to continue recent positive trends in or maintain our net interest margin will depend on our ability to generate new loans and thereby utilize excess liquidity, to further reduce nonperforming assets, and to control our costs of funds, all of which will depend on economic conditions, competitive factors and market interest rate trends. For more information see the discussion under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2010 10-K.

     Provision for Credit Losses. Bancorp recorded provision for credit losses for the second quarters of 2011 and 2010 of $3.4 million and $7.8 million, respectively. While loan net charge-offs remained relatively unchanged from the second quarter of 2010, the overall risk profile of the Company’s loan portfolio improved. For example, residential real estate construction loans comprised just 1% of total loans at June 30, 2011, compared to 3% a year ago. Additionally, the Bank experienced a declining volume of loans migrating to higher risk rating classifications. The provision for credit losses was $5.5 million for the six months ended June 30, 2011, compared to $15.4 million in the same period last year. Whether we will be able to continue the trend of decreasing provision for credit losses will depend primarily on economic conditions and the interest rate environment, as an increase in interest rates could put pressure on the ability of our borrowers to repay loans. For more information, see the discussion under the subheading “Allowance for Credit Losses and Net Loan Charge-offs” below.

     Noninterest Income. Total noninterest income of $8.1 million for the quarter ended June 30, 2011, decreased $1.5 million from $9.6 million in the second quarter of 2010. The decrease was primarily due to a $.7 million increase in OREO valuation adjustments and (loss) gains on sales, a $.6 million reduction in service charges on deposit accounts, a $.4 million decline in gain (loss) on sales of securities, and a $.2 million credit related other-than-temporary-impairment (“OTTI”) loss on a pooled trust preferred security in the investment portfolio. Noninterest income for the six months ended June 30, 2011 was $17.0 million compared to $16.0 million for the same period in 2010. The year-to-date increase in noninterest income was primarily due to a $1.0 million decrease in OREO valuation adjustments and (losses) gains on sales compared to the first six months of 2010. The following table illustrates the components and change in noninterest income for the periods shown:

	Three months ended				Three months ended
	June 30,		Change		March 31,	Change
(Dollars in thousands)	2011	2010	$	%	2011	$	%
Noninterest income
Service charges on deposit accounts	$3,575	$4,213	$(638)	-15%	$3,644	$(69)	-2%
Payment systems related revenue	3,169	2,875	294	10%	2,930	239	8%
Trust and investment services revenues	1,208	1,167	41	4%	1,148	60	5%
Gains on sales of loans	300	306	(6)	-2%	513	(213)	-42%
Gains (losses) on sales of securities	130	488	(358)	-73%	267	(137)	-51%
Other-than-temporary impairment losses	(179)	-	(179)	-	-	(179)	-
Other	777	785	(8)	-1%	748	29	4%
Total	8,980	9,834	(854)	-9%	9,250	(270)	-3%

OREO gains (losses) on sale	645	1,048	(403)	-38%	323	322	100%
OREO valuation adjustments	(1,555)	(1,257)	(298)	-24%	(657)	(898)	-137%
Total	(910)	(209)	(701)	-335%	(334)	(576)	-172%

Total noninterest income	$8,070	$9,625	$(1,555)	-16%	$8,916	$(846)	-9%

     In November 2010 the Federal Deposit Insurance Corporation ("FDIC") issued guidance applicable to its supervised institutions, including the Bank, on overdraft payment programs which is effective July 1, 2011. The Bank began implementing changes to its overdraft payment program in the second quarter of 2011 to comply with the FDIC's guidance and further changes will be implemented in the third quarter of 2011. The Company believes these changes will adversely affect noninterest income in future periods.

     Noninterest Expense. Noninterest expense for the three months ended June 30, 2011, of $23.0 million, remained nearly unchanged compared to $22.9 million in the second quarter 2010. Salaries and employee benefits expense increased $.8 million over the same period in the prior year. Payment system related expenses grew $.1 million or 11% due to higher customer transaction volumes. These increases were substantially offset by the $.9 million decline in other noninterest expenses, which was primarily due to a reduction in the Company’s FDIC insurance premium expense from the second quarter in 2010.

     Noninterest expense for the six months ended June 30, 2011, was $45.5 million, an increase of $1.5 million compared to $44.0 million for the same period in 2010. The increase in noninterest expense for the six months ended June 30, 2011, compared to the same period in 2010 was primarily due to higher salary and employee benefits expense. The Company continues to make efforts to lower its cost structure without negative effects on our customers. We expect our noninterest expenses will continue to be affected by expenses associated with elevated levels of nonperforming assets.

     The following table illustrates the components and changes in noninterest expense for the periods shown:

	Three months ended				Three months ended
	June 30,	June 30,	Change		March 31,	Change
(Dollars in thousands)	2011	2010	$	%	2011	$	%
Noninterest expense
Salaries and employee benefits	$12,119	$11,322	$797	7%	$11,877	$242	2%
Equipment	1,564	1,606	(42)	-3%	1,528	36	2%
Occupancy	2,232	2,249	(17)	-1%	2,165	67	3%
Payment systems related expense	1,350	1,212	138	11%	1,247	103	8%
Professional fees	976	1,161	(185)	-16%	982	(6)	-1%
Postage, printing and office supplies	862	737	125	17%	810	52	6%
Marketing	831	738	93	13%	651	180	28%
Communications	389	381	8	2%	378	11	3%
Other noninterest expense	2,635	3,503	(868)	-25%	2,915	(280)	-10%
Total	$22,958	$22,909	$49	0%	$22,553	$405	2%

     Changing business conditions, increased costs in connection with retention of, or a failure to retain key employees, lower loan production volumes causing deferred loan origination costs to decline, or a failure to manage operating and control environments could adversely affect our ability to limit expense growth in the future.

     Income Taxes. The Company recorded an income tax benefit for the three months ended June 30, 2011, of $1.0 million compared to a provision for income taxes of $1.7 million during the second quarter of 2010. The benefit for income taxes in second quarter 2011 is the result of the increase in the estimated gross unrealized gains on the investment securities portfolio for the full year. For the six months period ended June 30, 2011, the Company recorded an income tax benefit of $.3 million compared to a provision for income taxes of $.9 million in the first six months of 2010.

     As of June 30, 2011, the Company maintained a valuation allowance of $18.0 million against its deferred tax asset balance of $24.1 million, for a net deferred tax asset of $6.1 million. Under certain assumptions, including having pretax income in the third and fourth quarters of 2011, the remaining deferred tax asset valuation allowance could be reversed in the fourth quarter of 2011. The reversal of the deferred tax asset valuation allowance would significantly decrease the Company’s income tax expense and increase net income.

     The following table illustrates the components of the provision (benefit) for income taxes for the periods shown:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
(Dollars in thousands)	2011	2010	2011	2010
Benefit for income taxes net of initial
establishment of deferred tax asset valuation allowance	$-	$-	$-	$-
Provision (benefit) for income taxes from deferred
tax asset valuation allowance:
Unrealized loss (gain) on securities	(987)	(1,798)	(293)	(2,598)
Change in deferred tax assets-tax return adjustments	-	3,515	-	3,515
Total provision (benefit) for income taxes	$(987)	$1,717	$(293)	$917

Balance Sheet Overview

     Balance sheet highlights are as follows:
  Total assets were $2.5 billion as of June 30, 2011, substantially unchanged from December 31, 2010;

  Total loans at $1.5 billion also remained virtually unchanged from the balance at December 31, 2010, primarily due to an improving trend in the Company’s quarterly loan commitment origination volume that nearly offset loan run off and resolution;

  The combined balance of total cash equivalents and investment securities was $797 million, or 34% of earning assets, at June 30, 2011; and

  Total deposits of $1.9 billion at June 30, 2011, were also relatively unchanged from year end 2010, with a continuing deposit balance mix shift away from time deposits.
     Our balance sheet management efforts are focused on increasing loan balances within our concentration parameters to targeted customer segments as opportunities arise, limiting loan concentrations within our loan portfolio, maintaining a strong capital position until we have more certainty regarding prospective economic conditions, and retaining sufficient liquidity. We also expect to further reduce nonperforming assets by resolving nonaccrual loans and disposing of OREO properties.

Cash and Cash Equivalents

     Total cash and cash equivalents decreased to $90.2 million at June 30, 2011, from $178.0 million at December 31, 2010, as we invested cash into our investment securities portfolio over the past six months.

	June 30,	% of	December 31,	% of	Change		June 30,	% of
(Dollars in thousands)	2011	total	2010	total	Amount	%	2010	total
Cash and Cash equivalents:
Cash and due from banks	$54,296	60%	$42,672	24%	$11,624	27%	$45,685	27%
Federal funds sold	2,367	3%	3,367	2%	(1,000)	-30%	13,431	8%
Interest-bearing deposits in other banks	33,583	37%	131,952	74%	(98,369)	-75%	109,781	65%
Total cash and cash equivalents	$90,246	100%	177,991	100%	$(87,745)	-49%	$168,897	100%
								.

Investment Portfolio

     The compositions and carrying values of Bancorp’s investment securities portfolio were as follows:

	June 30, 2011			December 31, 2010			June 30, 2010
			Net			Net			Net
	Amortized		Unrealized	Amortized		Unrealized	Amortized		Unrealized
(Dollars in thousands)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)
U.S. Treasury securities	$4,223	$4,237	$14	$14,347	$14,392	$45	$14,588	$14,688	$100
U.S. Government agency securities	221,331	221,958	627	193,901	194,230	329	249,423	250,848	1,425
Corporate securities	14,344	9,506	(4,838)	14,499	9,392	(5,107)	14,465	9,674	(4,791)
Mortgage-backed securities	447,699	454,029	6,330	359,965	363,618	3,653	293,080	300,485	7,405
Obligations of state and political subdivisions	56,067	59,122	3,055	51,111	52,645	1,534	56,274	58,564	2,290
Equity and other securities	11,371	11,852	481	11,423	11,835	412	11,475	11,972	497
Total Investment Portfolio	$755,035	$760,704	$5,669	$645,246	$646,112	$866	$639,305	$646,231	$6,926

     At June 30, 2011, the fair value of the investment portfolio was $760.7 million, compared to $646.1 million at 2010 year end, an increase of 17.7% or $114.6 million. The net unrealized gain in the investment portfolio was $5.7 million at June 30, 2011, compared to $.9 million at year end 2010. An increase in net unrealized gains in the Company’s mortgage-backed securities and obligations of state and political subdivisions categories, primarily due to declining market interest rates, led to the increase in the overall net unrealized gain in the Company’s investment portfolio.

     The investment portfolio increased $114.5 million since June 30, 2010. The purchases were primarily of US Government agency securities with 3 to 5 year maturities and 10 and 15 year fully amortizing US Agency mortgage backed securities for which we expect to have limited extension risk. The expected duration of the investment portfolio was 3.0 years at June 30, 2011, compared to 1.8 years at June 30, 2010, and 3.1 years at March 31, 2011.

     In the second quarter of 2011, the Company recorded a credit related OTTI charge of $.2 million pretax related to a pooled trust preferred security in our investment portfolio. In reaching the determination to record this impairment management reviewed the facts and circumstances available surrounding the security, including the projected cash flows from the security, the duration and amount of the unrealized loss, the financial condition of the issuers within the pool and the prospects for a change in market value within a reasonable period of time. Based on its assessment, management determined that the impairment was other-than-temporary in accordance with Generally Accepted Accounting Principles (“GAAP”) and that a charge was appropriate for this security.

     For additional detail regarding our investment securities portfolio, see Note 3 “Investment Securities” and Note 11 “Fair Value Measurement and Fair Values of Financial Instruments” of our interim financial statements included under Item 1 of this report.

Loan Portfolio

     The compositions of the Bank’s loan portfolio were as follows for the periods shown:

	June 30,	% of total	Dec. 31,	% of total	Change	June 30,	% of total	Change
(Dollars in thousands)	2011	loans	2010	loans	Amount	2010	loans	Amount
Commercial loans	$297,817	19.6%	$309,327	20.1%	$(11,510)	$312,170	19.5%	$(14,353)
Commercial real estate construction	17,024	1.1%	19,760	1.3%	(2,736)	22,096	1.4%	(5,072)
Residential real estate construction	15,410	0.9%	24,325	1.6%	(8,915)	52,062	3.2%	(36,652)
Total real estate construction loans	32,434	2.0%	44,085	2.9%	(11,651)	74,158	4.6%	(41,724)
Mortgage	62,244	4.1%	67,525	4.4%	(5,281)	73,867	4.6%	(11,623)
Nonstandard mortgage	10,464	0.7%	12,523	0.8%	(2,059)	14,348	0.9%	(3,884)
Home equity loans and lines of credit	264,016	17.4%	268,968	17.5%	(4,952)	274,072	17.2%	(10,056)
Total real estate mortgage loans	336,724	22.2%	349,016	22.7%	(12,292)	362,287	22.7%	(25,563)
Commercial real estate loans	839,665	55.2%	818,577	53.3%	21,088	837,033	52.2%	2,632
Installment and other consumer loans	14,507	1.0%	15,265	1.0%	(758)	16,384	1.0%	(1,877)
Total loans	$1,521,147	100.0%	$1,536,270	100.0%	$(15,123)	$1,602,032	100.0%	$(80,885)

     The Bank’s total loan portfolio was $1.52 billion at June 30, 2011, a slight decrease from December 31, 2010. While loan balances contracted as compared to June 30, 2010, we have experienced a steady increase in our quarterly loan commitment origination volumes over the past year which has resulted in our loan balances stabilizing over the past six months. Reflecting the continued challenges in local residential real estate markets and in the economy, commercial, real estate construction, and real estate mortgage loan balances declined from year end and more than offset growth in commercial real estate loans. The residential real estate construction loan portfolio contracted $36.7 million or 70% since June 30, 2010, and measured just 1% of total loans at most recent quarter end compared to 3% a year ago. The Company also exited a number of higher risk rated loans over the past year which contributed to the $14.4 million or 5% contraction in the commercial loan category over the same period. Additionally, commercial credit line commitment utilization at most recent quarter end remained low compared to historical levels.

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

     At June 30, 2011, the Bank had outstanding loans of $5.4 million to persons serving as directors, executive officers, principal stockholders and their related interests. These loans, when made, were made in the ordinary course of business on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to customers not related to the Bank. At June 30, 2011, and December 31, 2010, Bancorp had no bankers’ acceptances.

     Below is a discussion of our loan portfolio by category.

     Commercial. At June 30, 2011, the outstanding balance of commercial loans and lines was $297.8 million or approximately 20% of the Company’s total loan portfolio. The total commercial lines and loans balance decreased by $11.5 million or 4% from $309.3 million at year end 2010.

     At June 30, 2011, commercial lines of credit accounted for $182.3 million or 61% of total outstanding commercial loans and lines, while commercial term loans accounted for $115.5 million or 39% of the total. The commercial line utilization remained towards the low end of our customers’ utilization range over the past few years.

     The Company guides new origination volume using concentration limits that establish maximum exposure levels by designated industry segment, real estate product types, geography, and single borrower limits. We expect the commercial loan portfolio to be an important contributor to growth in future revenues. Our capital and liquidity positions will support our efforts to pursue opportunities in targeted commercial lending segments.

     Real Estate Construction. At June 30, 2011, the balance of real estate construction loans was $32.4 million, a reduction of $11.7 million or 26% from $44.1 million at December 31, 2010. Total real estate construction loans represented 2% of the total loan portfolio at the end of the second quarter, down from 3% at December 31, 2010, and 5% a year ago. Additionally, at the end of the second quarter 2011, the Bank’s real estate construction concentration at 17% relative to Tier 1 capital and allowance for credit losses was well within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines which set forth a 100% limit for such ratio.

     Until the supply and market demand for new homes is more in balance and volume of homes being foreclosed upon declines from recent levels, there will be limited demand for new residential construction loans in the market place. Limited financing for vertical construction may be made available. However, we still view residential construction lending as high risk, and we are not actively looking to grow residential construction balances at this time.

     Real Estate Mortgage. The following table presents the components of our real estate mortgage loan portfolio:

					Change from
	June 30, 2011		December 31, 2010		December 31, 2010		June 30, 2010
		Percent of		Percent of				Percent of
		loan		loan				loan
(Dollars in thousands)	Amount	category	Amount	category	Amount	Percent	Amount	category
Mortgage	$62,244	19%	$67,525	19%	$(5,281)	-8%	$73,867	20%
Nonstandard mortgage product	10,464	3%	12,523	4%	(2,059)	-16%	14,348	4%
Home equity loans and lines of credit	264,016	78%	268,968	77%	(4,952)	-2%	274,072	76%
Total real estate mortgage	$336,724	100%	$349,016	100%	$(12,292)	-4%	$362,287	100%

     At June 30, 2011, real estate mortgage loans totaled $336.7 million or approximately 22% of the Company’s total loan portfolio. This loan category included $10.5 million in nonstandard mortgage loans, a decline from $12.5 million at December 31, 2010, and $14.3 million a year ago. At June 30, 2011, mortgage loans measured $62.2 million or 19% of total real estate mortgage loans, $31.2 million of which were standard residential mortgage loans to homeowners. The remaining $31.0 million in mortgage loans were associated with commercial interests utilizing residences as collateral. Such commercial interests included $19.8 million related to businesses, $2.2 million related to condominiums, and $4.6 million related to ownership of residential land.

     Home equity lines and loans represented 78% or $264.0 million of the real estate mortgage portfolio at June 30, 2011. The overall home equity line utilization measured approximately 61% at June 30, 2011, which was similar to such line utilization a year ago.

     The mortgage loan portfolios have experienced some weakness year to date 2011, primarily in home equity loans and lines of credit, as reflected by higher nonaccrual balances and net charge-offs in this portfolio. Should weaknesses in the economy and housing market continue, coupled with persistent high unemployment in our markets, increased real estate mortgage delinquencies and charge-offs may result going forward. Additionally, there may be requests made in the future for repurchases of real estate mortgage loans previously sold by the Company in the secondary market. At June 30, 2011, the number of repurchase requests and the balances associated with those requests was not material.

.- 40 -

     The following table shows home equity lines of credit and loans by market areas at the date shown and indicates a geographic distribution of balances remaining fairly representative of our branch presence in these markets:

(Dollars in thousands)	June 30, 2011		December 31, 2010
Region	Amount	Percent of total	Amount	Percent of total
Portland-Beaverton, Oregon / Vancouver, Washington	$126,428	48%	$127,479	48%
Salem, Oregon	62,544	24%	62,533	23%
Oregon non-metropolitan area	26,903	10%	27,615	10%
Olympia, Washington	18,483	7%	17,236	7%
Washington non-metropolitan area	13,553	5%	14,489	5%
Bend, Oregon	4,836	2%	5,692	2%
Other	11,269	4%	13,924	5%
Total home equity loan and line portfolio	$264,016	100%	$268,968	100%

     Commercial Real Estate. The compositions of commercial real estate loan portfolio based on collateral type were as follows:

(Dollars in thousands)	June 30, 2011		December 31, 2010		June 30, 2010
		% of loan		% of loan		% of loan
	Amount	category	Amount	category	Amount	category
Office Buildings	$185,521	22.1%	$182,376	22.3%	$185,318	22.1%
Retail Facilities	111,832	13.3%	108,874	13.3%	111,737	13.3%
Multi-Family - 5+ Residential	63,368	7.6%	58,606	7.2%	49,030	5.9%
Commercial/Agricultural	59,899	7.1%	54,361	6.6%	60,822	7.3%
Medical Offices	57,162	6.8%	55,294	6.8%	59,736	7.1%
Industrial parks and related	56,325	6.7%	59,493	7.3%	60,051	7.2%
Manufacturing Plants	49,523	6.0%	47,341	5.8%	47,613	5.7%
Hotels/Motels	35,390	4.2%	35,724	4.4%	42,448	5.1%
Assisted Living	23,196	2.8%	25,669	3.1%	26,268	3.1%
Mini Storage	22,789	2.7%	24,678	3.0%	25,221	3.0%
Land Development and Raw Land	21,289	2.5%	19,534	2.4%	20,723	2.5%
Food Establishments	18,588	2.2%	16,370	2.0%	14,897	1.8%
Other	134,783	16.0%	130,257	15.8%	133,169	15.9%
Total commercial real estate loans	$839,665	100.0%	$818,577	100.0%	$837,033	100.0%

     The commercial real estate portfolio increased $21.1 million or 2.6% from $818.6 million at December 31, 2010, to $839.7 million at June 30, 2011. At quarter end, loans secured by office buildings and retail facilities accounted for 35.4% of the commercial real estate portfolio, relatively unchanged from prior periods shown.

     The compositions of the commercial real estate loan portfolio by occupancy type were as follows:

(Dollars in thousands)	June 30, 2011		December 31, 2010		Change		June 30, 2010
		Mix		Mix		Mix
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Owner occupied	$389,930	46%	$383,047	47%	$6,883	-1%	$402,062	48%
Non-owner occupied	449,735	54%	435,530	53%	14,205	1%	434,971	52%
Total commercial real estate loans	$839,665	100%	$818,577	100%	$21,088		$837,033	100%

     Over the periods shown, the mix between owner occupied and non-owner occupied commercial real estate has remained fairly stable with balances increasing in both segments since year end 2010. At June 30, 2011, the Bank’s commercial real estate concentration at 132% relative to Tier 1 capital and allowance for credit losses was well within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines which set forth a 300% limit for such ratio. The following table shows the commercial real estate portfolio by property location:

(Dollars in thousands)	June 30, 2011
		Number of	Percent of
Region	Amount	loans	total
Portland-Beaverton, Oregon / Vancouver, Washington	$447,898	745	53.3%
Salem, Oregon	151,612	394	18.1%
Oregon non-metropoliton area	55,550	166	6.6%
Seattle-Tacoma-Bellevue, Washington	37,837	43	4.5%
Washington non-metropoliton area	31,286	105	3.7%
Olympia, Washington	27,983	75	3.3%
Bend, Oregon	24,136	24	2.9%
Other	63,363	96	7.6%
Total commercial real estate loans	$839,665	1,648	100.0%

     As shown in the table above, the distribution of our commercial real estate portfolio at June 30, 2011, was fairly consistent with our branch presence in our operating markets. The average size of our commercial real estate loans was approximately $.5 million at June 30, 2011. The following table shows the commercial real estate portfolio by year of stated maturity:

(Dollars in thousands)	June 30, 2011
		Number of	Percent of
	Amount	loans	total
2011	$37,350	65	4.4%
2012	55,121	87	6.6%
2013 & After	747,194	1,496	89.0%
Total commercial real estate loans	$839,665	1,648	100.0%

     At June 30, 2011, commercial real estate loans with stated loan maturities in 2011 and 2012 totaled $92.5 million or a relatively modest 11% of the $839.7 million total commercial real estate portfolio. Commercial real estate markets continue to be vulnerable to financial and valuation pressures that may limit refinance options and negatively impact borrowers’ ability to perform under existing loan agreements. Declining values of commercial real estate or higher market interest rates may have a further adverse affect on the ability of borrowers with maturing loans to satisfy loan to value ratios required to renew such loans.

Nonperforming Assets and Delinquencies

     Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing interest and OREO. The following table presents information with respect to total nonaccrual loans by category and OREO for the periods shown:

(Dollars in thousands)	June 30, 2011		Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010	June 30, 2010
		Percent of
		loan
	Amount	category	Amount	Amount	Amount	Amount
Commercial loans	$9,280	3.1%	$12,803	$13,377	$13,319	$15,317
Real estate construction loans:
Commercial real estate construction	4,357	25.6%	4,032	4,077	3,391	3,391
Residential real estate construction	3,439	22.3%	4,093	6,615	13,316	19,465
Total real estate construction loans	7,796	24.0%	8,125	10,692	16,707	22,856
Real estate mortgage loans:
Mortgage	5,734	9.2%	5,714	9,318	13,040	14,535
Nonstandard mortgage product	5,793	55.4%	6,451	5,223	5,150	6,121
Home equity loans and lines of credit	2,755	1.0%	1,426	950	1,538	2,198
Total real estate mortgage loans	14,282	4.2%	13,591	15,491	19,728	22,854
Commercial real estate loans	19,263	2.3%	19,424	21,671	18,792	17,542
Installment and other consumer loans	1	0.0%	-	-	-	74
Total nonaccrual loans	50,622	3.3%	53,943	61,231	68,546	78,643
90 day past due and accruing interest	-		-	-	-	-
Total nonperforming loans	50,622	3.3%	53,943	61,231	68,546	78,643
Other real estate owned	35,374		39,329	39,459	35,814	37,578
Total nonperforming assets	$85,996		$93,272	$100,690	$104,360	$116,221

Nonperforming loans to total loans	3.33%		3.51%	3.99%	4.35%	4.91%
Nonperforming assets to total assets	3.49%		3.80%	4.09%	4.20%	4.64%

Delinquent loans 30-89 days past due	$9,961		$4,901	$2,721	$5,502	$2,742
Delinquent loans to total loans	0.65%		0.32%	0.18%	0.35%	0.17%

     At June 30, 2011, total nonperforming assets were $86.0 million, or 3.49% of total assets, compared to $100.7 million, or 4.09%, at December 31, 2010, and $116.2 million or 4.64% a year ago. Nonperforming assets have declined for nine consecutive quarters and were down 26% from June 30, 2010. The balance of total nonperforming assets at quarter end reflected write-downs totaling $47.8 million or 35% from the original principal loan balance.

     Over the past year, total nonaccrual loans declined $28.0 million or 36% to $50.6 million at June 30, 2011. The reduction was largely due to the Company taking ownership of additional residential and commercial properties related to loans which previously were on nonaccrual status, nonaccrual loan payoffs, charge-offs, and the disposition of nonaccrual commercial loans. Over the past year, nonaccrual commercial, residential real estate construction and real estate mortgage loans declined and more than offset a modest increase in nonaccrual commercial real estate loans.

     OREO. The following table presents activity in the total OREO portfolio for the periods shown:

	Total OREO related activity
(Dollars in thousands)	Amount	Number
Full year 2010:
Beginning balance January 1, 2010	$53,594	672
Additions to OREO	25,199	123
Capitalized improvements	3,185	-
Valuation adjustments	(6,649)	-
Disposition of OREO properties	(35,870)	(393)
Ending balance December 31, 2010	$39,459	402

First Quarter 2011
Additions to OREO	$6,354	25
Capitalized improvements	125	-
Valuation adjustments	(657)	-
Disposition of OREO properties	(5,952)	(28)
Ending balance March 31, 2011	$39,329	399

Second Quarter 2011
Additions to OREO	$4,013	18
Capitalized improvements	257	-
Valuation adjustments	(1,555)	-
Disposition of OREO properties	(6,670)	(51)
Ending balance June 30, 2011	$35,374	366

Year to Date 2011
Beginning balance January 1, 2011	$39,459	402
Additions to OREO	10,367	43
Capitalized improvements	382	-
Valuation adjustments	(2,212)	-
Disposition of OREO properties	(12,622)	(79)
Ending balance June 30, 2011	$35,374	366

     The Company has remained focused on OREO property disposition activities. During the second quarter 2011 the Company added $4.0 million and disposed of $6.7 million in OREO property. At June 30, 2011, the OREO portfolio consisted of 366 properties valued at $35.4 million. The quarter end OREO balance reflected write-downs totaling 50% from the original loan principal compared to 52% twelve months ago. The largest balances in the OREO portfolio at June 30, 2011, were attributable to homes, followed by income producing properties and residential site development projects, all of which are located within the region in which we operate. For more information regarding the Company’s OREO, see the discussion under the subheading “OREO” and “Critical Accounting Policies” included in Item 7 of the Company’s 2010 10-K.

     The following table presents segments of the OREO portfolio for the periods shown:

	June 30,	# of	March 31,	# of	December 31,	# of
(Dollars in thousands)	2011	properties	2011	properties	2010	properties
Homes	$10,108	43	$15,093	64	$17,297	69
Income producing properties	9,237	14	6,613	9	5,162	7
Residential site developments	5,912	215	6,973	236	7,340	245
Land	4,052	11	4,427	11	5,135	12
Lots	3,126	52	3,758	56	3,700	56
Condominiums	1,900	14	1,792	12	128	2
Multifamily	673	11	673	11	697	11
Commercial site developments	366	6	-	-	-	-
Total	$35,374	366	$39,329	399	$39,459	402

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

     Delinquencies. Bancorp also monitors delinquencies, defined as loan balances 30-89 days past due, not on nonaccrual status, as an indicator of future nonperforming assets. Total delinquencies were $10.0 million or .65% of total loans at June 30, 2011, up from $2.7 million or .18% at December 31, 2010, and $2.7 million or .17% at June 30, 2010. The majority of the $6.2 million increase from year end 2010 in commercial real estate delinquencies at June 30, 2011, was cured subsequent to quarter end.

     The following table summarizes total delinquent loan balances by type of loan as of the dates shown:

(Dollars in thousands)	June 30, 2011		December 31, 2010		June 30, 2010
		Percent of		Percent of		Percent of
	Amount	loan category	Amount	loan category	Amount	loan category
Loans 30-89 days past due, not on nonaccrual status
Commercial	$1,919	0.64%	$52	0.02%	$450	0.14%
Real estate construction	-	0.00%	-	0.00%	1,094	1.48%
Real estate mortgage:
Mortgage	742	1.19%	409	0.01%	406	0.55%
Nonstandard mortgage product	246	2.35%	945	0.08%	-	0.00%
Home equity loans and lines of credit	302	0.11%	708	0.00%	247	0.09%
Total real estate mortgage	1,290	0.38%	2,062	0.59%	653	0.18%
Commercial real estate	6,746	0.80%	555	0.07%	337	0.04%
Installment and consumer	6	0.05%	52	0.34%	208	1.27%
Total loans 30-89 days past due, not in nonaccrual status	$9,961		$2,721		$2,742

Delinquent loans past due 30-89 days to total loans	0.65%		0.18%		0.17%

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

     The following table is a summary of activity in the allowance for credit losses for the periods presented:

	June 30,	March 31,	Dec. 31,	Sep. 30,	June 30,
(Dollars in thousands)	2011	2011	2010	2010	2010
Loans outstanding at end of period	$1,521,147	$1,535,700	$1,536,270	$1,575,451	$1,602,032
Average loans outstanding during the period	1,523,170	1,529,290	1,556,975	1,586,849	1,645,189
Allowance for credit losses, beginning of period	40,429	41,067	42,618	44,347	41,299
Total provision for credit losses	3,426	2,076	1,693	1,567	7,758
Loan charge-offs:
Commercial	(460)	(761)	(1,268)	(713)	(2,003)
Commercial real estate construction	(648)	(65)	(76)	-	(248)
Residential real estate construction	(218)	(311)	(471)	(906)	(513)
Total real estate construction	(866)	(376)	(547)	(906)	(761)
Mortgage	(145)	(310)	(533)	(450)	(515)
Nonstandard mortgage	(85)	(316)	(77)	(7)	(643)
Home equity lines of credit	(2,301)	(859)	(673)	(572)	(631)
Total real estate mortgage	(2,531)	(1,485)	(1,283)	(1,029)	(1,789)
Commercial real estate	(563)	(329)	(587)	(343)	(288)
Installment and consumer	(201)	(176)	(69)	(288)	(179)
Overdraft	(239)	(287)	(382)	(399)	(216)
Total loan charge-offs	(4,860)	(3,414)	(4,136)	(3,678)	(5,236)
Recoveries:
Commercial	139	498	159	189	319
Commercial real estate construction	-	-	-	-	-
Residential real estate construction	5	-	382	93	81
Total real estate construction	5	-	382	93	81
Mortgage	6	105	186	1	37
Nonstandard mortgage	2	1	1	2	2
Home equity loans and lines of credit	10	6	103	4	4
Total real estate mortgage	18	112	290	7	43
Commercial real estate	2	3	3	4	13
Installment and consumer	16	8	10	16	33
Overdraft	56	79	48	73	37
Total recoveries	236	700	892	382	526
Net loan charge-offs	(4,624)	(2,714)	(3,244)	(3,296)	(4,710)
Allowance for credit losses, end of period	$39,231	$40,429	$41,067	$42,618	$44,347

Components of allowance for credit losses
Allowance for loan losses	$38,422	$39,692	$40,217	$41,753	$43,329
Reserve for unfunded commitments	809	737	850	865	1,018
Total allowance for credit losses	$39,231	$40,429	$41,067	$42,618	$44,347

Net loan charge-offs to average loans annualized	1.22%	0.72%	0.83%	0.82%	1.15%

Allowance for loan losses to total loans	2.53%	2.58%	2.62%	2.65%	2.70%
Allowance for credit losses to total loans	2.58%	2.63%	2.67%	2.71%	2.77%

Allowance for loan losses to nonperforming loans	76%	74%	66%	61%	55%
Allowance for credit losses to nonperforming loans	78%	75%	67%	62%	56%

     At June 30, 2011, the Company’s allowance for credit losses was $39.2 million, consisting of a $32.6 million formula allowance, a $5.4 million unallocated allowance, a $.4 million specific allowance and a $.8 million reserve for unfunded commitments. At December 31, 2010, our allowance for credit losses was $41.1 million, consisting of a $33.5 million formula allowance, a $6.2 million unallocated allowance, a $.6 million specific allowance and a $.8 million reserve for unfunded commitments. The reserve for unfunded commitments was included in other liabilities as of both period ends. At June 30, 2011, the allowance for credit losses was 2.58% of total loans, a decrease from 2.67% at December 31, 2010. At June 30, 2011, the allowance for credit losses was 78% of nonperforming loans, as compared to 67% at December 31, 2010.

     Overall, we believe that the allowance for credit losses is adequate to absorb probable losses in the loan portfolio at June 30, 2011, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. Please see Item 1A “Risk Factors” in our 2010 10-K.

     Net Loan Charge-offs. For the quarter ended June 30, 2011, total net loan charge-offs were $4.6 million compared to $4.7 million in the second quarter 2010. Year over year second quarter, commercial loan net charge-offs declined while home equity net charge-offs increased. Second quarter 2011 annualized net loan charge-offs to total average loans outstanding was 1.22%, up slightly from 1.15% in the same quarter last year.

Deposits and Borrowings

     The following table summarizes the quarterly average dollar amount in, and the interest rate paid on, each of the deposit and borrowing categories during the second quarters of 2011 and 2010 and first quarter 2011:

(Dollars in thousands)	Second Quarter 2011			First Quarter 2011			Second Quarter 2010
	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate
	Balance	of total	Paid	Balance	of total	Paid	Balance	of total	Paid
Non-interest bearing demand	$578,562	29.9%	-	$552,229	28.6%	-	$523,298	25.5%	-
Interest bearing demand	365,407	18.9%	0.09%	344,090	17.8%	0.09%	332,850	16.2%	0.14%
Savings	110,683	5.7%	0.15%	106,309	5.5%	0.15%	104,052	5.1%	0.25%
Money market	654,668	33.9%	0.36%	660,672	34.2%	0.39%	657,454	32.1%	0.60%
Time deposits	224,674	11.6%	1.38%	269,038	13.9%	1.59%	431,669	21.1%	1.95%
Total deposits	1,933,994	100.0%	0.31%	1,932,338	100.0%	0.38%	2,049,323	100.0%	0.64%

Short-term borrowings	6,461		2.88%	-		0.00%	17,407		8.04%
Long-term borrowings 1	213,138		3.05%	219,599		2.95%	295,803		5.81%
Total borrowings	219,599		3.04%	219,599		2.95%	313,210		5.93%

Total deposits and borrowings	$2,153,593		0.80%	$2,151,937		0.86%	$2,362,533		1.72%

1	Long-term borrowings include junior subordinated debentures.

     Second quarter 2011 average total deposits of $1.93 billion declined 6% or $115.3 million from the same quarter in 2010. This decrease was mainly due to the decision to continue to reduce higher cost time deposit balances, which declined $207.0 million or 48% from the same quarter last year. Time deposits represented just 12% of the Company’s average total deposits in the most recent quarter. The combination of the Company’s favorable deposit mix and recent deposit pricing strategies helped reduce the average rate paid on total deposits to .31% in second quarter 2011, representing a decline of 33 basis points from 0.64% in the same quarter 2010. Whether we will continue to be successful maintaining or growing our low cost deposit base will depend on various factors, including deposit pricing strategies, market interest rates, the effects of competition, client behavior, and regulatory changes and requirements.

     At June 30, 2011, total brokered deposits were $7.6 million, compared to $7.7 million at March 31, 2011, and $59.1 million at June 30, 2010. Brokered deposits are currently not being replaced as they mature.

     The average balance of long-term borrowings decreased $82.7 million from the second quarter 2010 to $213.1 million in the most recent quarter as we did not replace maturing borrowings over the past twelve months.

     At June 30, 2011, the balance of junior subordinated debentures issued in connection with our prior issuances of trust preferred securities was $51.0 million or unchanged from June 30, 2010. During the second quarter of 2011 the Company paid all previously deferred interest and current interest payments on its trust preferred securities. Under the December 2009 Written Agreement with the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (“DFCS”) and the Federal Reserve Bank (“Reserve Bank”), we must request regulatory approval prior to making payments on our trust preferred securities. For additional detail regarding Bancorp’s outstanding debentures, see Note 9 in the financial statements included under Item 1 of this report.

Capital Resources

     The Board of Governors of the Federal Reserve System (“Federal Reserve”) and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. For more information on these topics, see the discussions under the subheadings “Capital Adequacy Requirements” in the section “Supervision and Regulation” included in Item 1 of the Company’s 2010 10-K. The following table summarizes the capital measures of Bancorp and the Bank at June 30, 2011:

	West Coast Bancorp			West Coast Bank			Minimum requirements
(Dollars in thousands)	June 30,		December 31,	June 30,		December 31,	Adequately	Well
	2011	2010	2010	2011	2010	2010	Capitalized	Capitalized
Tier 1 risk-based capital ratio	17.99%	16.50%	17.47%	17.30%	15.84%	16.79%	4.00%	6.00%
Total risk-based capital ratio	19.25%	17.76%	18.74%	18.56%	17.10%	18.05%	8.00%	10.00%
Leverage ratio	13.55%	11.90%	13.02%	13.04%	11.43%	12.51%	4.00%	5.00%

Total stockholders' equity	$285,569	$267,412	$272,560	$323,631	$305,656	$310,487

     Bancorp’s total risk-based capital ratio improved to 19.25% at June 30, 2011, from 18.74% at December 31, 2010, and 17.76% at June 30, 2010, while Bancorp's Tier 1 risk-based capital ratio increased to 17.99% at the most recent quarter end, from 17.47% at year end 2010 and 16.50% at June 30, 2010. These increases were due to the Company returning to profitability and a continued reduction in its total assets. The total risk-based capital ratio at the Bank improved to 18.56% at June 30, 2011, from 18.05% at year end 2010, and 17.10% at June 30, 2010, while the Bank’s Tier 1 risk-based capital ratio increased to 17.30% from 16.79% and 15.84% at those same dates. Additionally, the leverage ratio at the Bank improved to 13.04% at June 30, 2011, from 12.51% at year end 2010, and 11.43% a year ago.

     The total risk based capital ratios of Bancorp include $51.0 million of junior subordinated debentures which qualified as Tier 1 capital at June 30, 2011, under guidance issued by the Federal Reserve. As provided in the Dodd-Frank Act, which was signed into law on July 21, 2010, Bancorp expects to continue to rely on these junior subordinated debentures as part of its regulatory capital. However, at this point, Bancorp does not expect to issue additional junior subordinated debentures as any future issued junior subordinated debentures would not qualify as Tier 1 total capital under Dodd-Frank.

     Bancorp’s stockholders’ equity was $285.6 million at June 30, 2011, up from $272.6 million at year end 2010 and $267.4 million at June 30, 2010. While the Company has no immediate plans to raise additional capital, it may decide to do so at some time in the future. At such time, Bancorp may offer and issue qualifying equity or debt instruments. Any equity or debt financing, if available at all, may be dilutive to existing shareholders or include covenants or other restrictions that limit the Company’s activities.

Liquidity and Sources of Funds

     The Bank’s sources of funds include customer deposits, loan repayments, advances from the FHLB, maturities of investment securities, sales of “Available for Sale” securities, loan and OREO sales, net income, if any, loans taken out at the Reserve Bank discount window, and the use of Federal Funds markets. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows, unscheduled loan prepayments, and loan and OREO sales are not. Deposit inflows, sales of securities, loan and OREO properties, and unscheduled loan prepayments may, amongst other factors, be influenced by general interest rate levels, interest rates available on other investments, competition, market and general economic conditions.

     Deposits are our primary source of funds, and at June 30, 2011, our loan to deposit ratio was 79%, unchanged from December 31, 2010, and a slight decline from 80% at June 30, 2010. Lower loan balances caused the collective balance of interest bearing deposits at the Reserve Bank and investment securities portfolio of $796.7 million to account for a significant 34% of total earning assets at June 30, 2011. In light of our substantial liquidity position, a portion of which is funded at a higher cost of funds than amounts being earned and therefore has an adverse impact on net interest income and operating results, we continued to reduce brokered, internet, and other time deposits during the most recent quarter.

     The following table summarizes the primary liquidity, on balance sheet liquidity, and net non-core funding dependency ratios. The primary liquidity ratio represents the sum of net cash, short-term and marketable assets and available borrowing lines divided by deposits. The on balance sheet consists of the sum of net cash, short-term and marketable assets divided by deposits. The net non-core funding dependency ratio is non-core liabilities less short-term investments divided by long-term assets. The Company’s primary liquidity, on balance sheet liquidity, and net non-core funding dependency ratios remained strong at quarter end:

	June 30,	December 31,
	2011	2010
Primary liquidity	44%	37%
On balance sheet liquidity	25%	15%
Net non-core funding dependency	8%	6%

     At June 30, 2011, the Bank had outstanding borrowings of $168.6 million, against its $493.2 million in established borrowing capacity with the FHLB, as compared to $168.6 million outstanding against its $673.0 million in established borrowing capacity at December 31, 2010. The borrowing capacity at the FHLB declined from year end as the Company elected to hold a higher balance of unpledged securities. The Bank’s borrowing facility is subject to collateral and stock ownership requirements. The Bank also had an available discount window primary credit line with the Reserve Bank of approximately $40.2 million at June 30, 2011, with no balance outstanding at either June 30, 2011, or December 31, 2010. The Reserve Bank line is subject to collateral requirements.

     On December 15, 2009, Bancorp entered into a Written Agreement with the Reserve Bank and DFCS. For detailed discussion of the Written Agreement, see Item 1, “Business – Current Regulatory Actions” in our 2010 10-K. Under the Written Agreement, Bancorp may not directly or indirectly take dividends or other forms of payment representing a reduction in capital from the Bank without the prior written approval of the Reserve Bank and the DFCS. Also, under our Memorandum of Understanding, the Bank may not pay dividends to the holding company without the consent of the FDIC and the DFCS. At June 30, 2011, the holding company did not have any borrowing arrangements of its own.

Off-Balance Sheet Arrangements

     At June 30, 2011, the Bank had commitments to extend credit of $563.0 million, which was down .2% compared to $571.6 million at December 31, 2010. For additional information regarding off balance sheet arrangements and future financial commitments, see Note 7 “Commitments and Contingent Liabilities” in the financial statements included under Item 1 of this report.

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

Item 1A. Risk Factors

     For detailed discussion of risks that may affect our business, see Item 1A, “Risk Factors” in our 2010 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2011. All share amounts have been restated for the recent Reverse Stock Split:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased (1)	per Share	(2)	Under the Plans or Programs
4/1/11 - 4/30/11	27,056	$17.92	-	210,364
5/1/11 - 5/31/11	-	$0.00	-	210,364
6/1/11 - 6/30/11	16	$15.90	-	210,364
Total for quarter	27,072		-

(1)	Shares repurchased by Bancorp during the quarter include shares acquired from employees in connection with stock option exercises and cancellation of restricted stock to pay withholding taxes totaling 27,056 shares, 0 shares, and 16 shares, respectively, for the periods indicated. There were no shares repurchased in the periods indicated pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in note 2 below.

(2)	Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 66,000 common shares, which amount was increased by 110,000 shares in September 2000, by .2 million shares in September 2001, by .2 million shares in September 2002, by .2 million shares in April 2004, and by .2 million shares in September 2007 for a total authorized repurchase amount as of June 30, 2011, of approximately 1.0 million shares.

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

WEST COAST BANCORP
(Registrant)

Dated: July 29, 2011	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and Chief Executive Officer

Dated: July 29, 2011	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer