Form 10-Q
period 2011-09-30
WEST COAST BANCORP /NEW/OR/
filed 2011-11-04
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2011

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

     Common Stock, no par value: 19,302,070 shares outstanding as of October 31, 2011.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and shares in thousands, unaudited)	2011	2010
ASSETS

Cash and cash equivalents:
Cash and due from banks	$57,442	$42,672
Federal funds sold	2,102	3,367
Interest-bearing deposits in other banks	47,734	131,952
Total cash and cash equivalents	107,278	177,991
Trading securities	694	808
Investment securities available for sale, at fair value
(amortized cost: $810,249 and $645,246, respectively)	823,458	646,112
Federal Home Loan Bank stock, held at cost	12,148	12,148
Loans held for sale	2,001	3,102
Loans	1,503,624	1,536,270
Allowance for loan losses	(36,314)	(40,217)
Loans, net	1,467,310	1,496,053
Premises and equipment, net	25,659	26,774
Other real estate owned, net	30,234	39,459
Bank owned life insurance	25,966	25,313
Other assets	26,499	33,299
Total assets	$2,521,247	$2,461,059

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand	$649,326	$555,766
Savings and interest bearing demand	502,586	445,878
Money market	651,904	663,467
Time deposits	186,962	275,411
Total deposits	1,990,778	1,940,522

Short-term borrowings	27,818	-
Long-term borrowings	130,281	168,599
Junior subordinated debentures	51,000	51,000
Other liabilities	24,503	28,378
Total liabilities	2,224,380	2,188,499

Commitments and contingent liabilities (Note 7)

Stockholders' equity:
Preferred stock: no par value, 10,000 shares authorized;
Series B issued and outstanding: 121 at September 30, 2011 and December 31, 2010	21,124	21,124
Common stock: no par value, 50,000 shares authorized;
issued and outstanding: 19,303 at September 30, 2011 and 19,286 at December 31, 2010	230,534	229,722
Retained earnings	37,190	21,175
Accumulated other comprehensive income	8,019	539
Total stockholders' equity	296,867	272,560
Total liabilities and stockholders' equity	$2,521,247	$2,461,059

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2011	2010	2011	2010
INTEREST INCOME:
Interest and fees on loans	$20,060	$21,800	$60,590	$67,059
Interest on taxable investment securities	4,092	3,625	12,437	10,924
Interest on nontaxable investment securities	534	535	1,548	1,680
Interest on deposits in other banks	35	92	166	399
Interest on federal funds sold	-	1	2	5
Total interest income	24,721	26,053	74,743	80,067

INTEREST EXPENSE:
Savings, interest bearing demand deposits and money market	392	1,038	1,846	3,830
Time deposits	594	1,515	2,425	6,291
Short-term borrowings	282	-	328	318
Long-term borrowings	1,060	1,313	3,670	5,022
Borrowings prepayment charge	2,775	-	2,775	2,326
Junior subordinated debentures	277	312	885	862
Total interest expense	5,380	4,178	11,929	18,649
Net interest income	19,341	21,875	62,814	61,418
Provision for credit losses	1,132	1,567	6,634	16,959
Net interest income after provision for credit losses	18,209	20,308	56,180	44,459

NONINTEREST INCOME:
Service charges on deposit accounts	3,129	4,145	10,348	11,954
Payment systems related revenue	3,201	2,998	9,300	8,409
Trust and investment services revenue	1,033	978	3,389	3,124
Gains on sales of loans	222	182	1,035	629
Other real estate owned valuation adjustments
and (loss) gain on sales	(11)	(962)	(1,255)	(3,229)
Impairment losses on securities:
Impairment losses on securities	-	-	(1,636)	-
Non-credit related losses on securities recognized in other
comprehensive income	-	-	1,457	-
Net impairment losses on securities	-	-	(179)	-
Gains on sales of securities	124	-	521	945
Other noninterest income	716	728	2,241	2,270
Total noninterest income	8,414	8,069	25,400	24,102

NONINTEREST EXPENSE:
Salaries and employee benefits	11,977	11,836	35,973	34,333
Equipment	1,461	1,525	4,553	4,707
Occupancy	2,115	2,216	6,512	6,649
Payment systems related expense	1,279	1,214	3,876	3,430
Professional fees	1,038	1,147	2,996	3,169
Postage, printing and office supplies	772	791	2,444	2,332
Marketing	862	861	2,344	2,286
Communications	387	374	1,154	1,137
Other noninterest expense	2,729	3,039	8,279	8,964
Total noninterest expense	22,620	23,003	68,131	67,007

INCOME BEFORE INCOME TAXES	4,003	5,374	13,449	1,554
PROVISION (BENEFIT) FOR INCOME TAXES	(2,273)	(676)	(2,566)	241
NET INCOME	$6,276	$6,050	$16,015	$1,313

Basic earnings per share	$0.31	$0.30	$0.78	$0.07
Diluted earnings per share	$0.29	$0.29	$0.75	$0.06

Weighted average common shares	19,029	18,955	18,999	16,955
Weighted average diluted shares	19,880	19,401	19,951	17,556

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
(Dollars in thousands, unaudited)	September 30, 2011	September 30, 2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$16,015	$1,313
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	6,389	6,369
Amortization of tax credits	682	689
Deferred income tax expense (benefit)	1,687	(3,274)
Amortization of intangibles	358	219
Provision for credit losses	6,634	16,959
Increase in accrued interest receivable	(541)	(284)
(Increase) decrease in other assets	(3,502)	30,433
Loss on impairment of securities	179	-
Gains on sales of securities	(521)	(945)
Net loss on disposal of premises and equipment	305	46
Net other real estate owned valuation adjustments and (loss) gain on sales	1,255	3,229
Gains on sales of loans	(1,035)	(629)
Origination of loans held for sale	(27,474)	(19,409)
Proceeds from sales of loans held for sale	29,610	19,359
(Decrease) increase in interest payable	(2,085)	214
Increase (decrease) in other liabilities	1,363	(4,025)
Increase in cash surrender value of bank owned life insurance	(653)	(638)
Stock based compensation expense	1,452	1,403
Excess tax benefits associated with stock plans	(53)	-
Decrease (increase) in trading securities	114	(22)
Net cash provided by operating activities	30,179	51,007

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	198,778	192,756
Proceeds from sales of available for sale securities	39,193	36,728
Purchase of available for sale securities	(406,429)	(299,214)
Loans made to customers less than principal collected on loans	10,204	112,910
Proceeds from the sale of other real estate owned	20,392	31,882
Capital expenditures on other real estate owned	(521)	(3,094)
Capital expenditures on premises and equipment	(1,845)	(1,588)
Net cash (used) provided by investing activities	(140,228)	70,380

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Nine months ended
(Dollars in thousands, unaudited)	September 30, 2011	September 30, 2010
CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest
bearing transaction accounts	138,705	61,478
Net decrease in time deposits	(88,449)	(233,307)
Proceeds from issuance of long-term borrowings	50,000	-
Repayment of long-term borrowings	(49,118)	(81,500)
Proceeds from issuance of short-term borrowings	55,818	-
Repayment of short-term borrowings	(67,200)	(17,600)
Proceeds from secured borrowings	-	4,906
Proceeds from issuance of common stock-Stock Options	74	2
Proceeds from issuance of common stock-Rights Offering	-	10,000
Costs of issuance of common stock-Rights Offering	-	(761)
Proceeds from issuance of common stock-Discretionary Program	-	7,856
Costs of issuance of common stock-Discretionary Program	-	(817)
Fractional share payment	(18)	-
Redemption of stock pursuant to stock plans	(509)	(31)
Excess tax benefits associated with stock plans	53	-
Activity in deferred compensation plan	(20)	255
Net cash provided (used) by financing activities	39,336	(249,519)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(70,713)	(128,132)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	177,991	303,097
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$107,278	$174,965

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
(Shares and dollars in thousands, unaudited)	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE, January 1, 2010	$139,248	3,128	$93,246	$17,950	$(1,386)	$249,058
Comprehensive income:
Net income	-	-	-	3,225	-	$3,225
Other comprehensive income, net of tax:
Net unrealized investment gain	-	-	-	-	1,925	1,925
Other comprehensive income, net of tax	-	-	-	-	-	1,925
Comprehensive income	-	-	-	-	-	$5,150

Redemption of stock pursuant to stock plans	-	(12)	(35)	-	-	(35)
Conversion of Series A preferred stock	(118,124)	14,288	118,124	-	-	-
Issuance of common stock-Rights Offering,
net of costs		1,000	9,350	-	-	9,350
Issuance of common stock-Discretionary Program,
net of costs		561	7,039	-	-	7,039
Activity in deferred compensation plan	-	(3)	262	-	-	262
Issuance of common stock-stock options	-	1	4	-	-	4
Issuance of common stock-restricted stock	-	323	-	-	-	-
Stock based compensation expense	-	-	2,089	-	-	2,089
Tax adjustment associated with stock plans	-	-	(357)	-	-	(357)
BALANCE, December 31, 2010	21,124	19,286	229,722	21,175	539	272,560

Comprehensive income:
Net income	-	-	-	16,015	-	$16,015
Other comprehensive income, net of tax:
Net unrealized investment gain	-	-	-	-	7,480	7,480
Other comprehensive income, net of tax	-	-	-	-	-	7,480
Comprehensive income	-	-	-	-	-	$23,495

Redemption of stock pursuant to stock plans	-	(50)	(509)	-	-	(509)
Issuance of common stock-stock options	-	6	74	-	-	74
Issuance of common stock-restricted stock	-	64	-	-	-	-
Activity in deferred compensation plan	-	(2)	(20)	-	-	(20)
Stock based compensation expense	-	-	1,452	-	-	1,452
Tax adjustment associated with stock plans	-	-	(167)	-	-	(167)
Fractional share payment	-	(1)	(18)	-	-	(18)
BALANCE, September 30, 2011	$21,124	19,303	$230,534	$37,190	$8,019	$296,867

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments of a normal, recurring nature that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations and cash flows for the nine months ended September 30, 2011, are not necessarily indicative of the results that may be expected for the year ending December 31, 2011, or other future periods.

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

     Supplemental cash flow information. The following table presents supplemental cash flow information for the nine months ended September 30, 2011, and 2010.

(Dollars in thousands)	Nine months ended
	September 30,
	2011	2010
Supplemental cash flow information:
Cash paid (received) in the period for:
Interest	$14,015	$18,436
Income taxes	6,529	(27,767)

Noncash investing and financing activities:
Change in unrealized gain on available
for sale securities, net of tax	$7,480	$6,429
Settlement of secured borrowings	(3,085)	(2,834)
Transfer of long term debt to short term debt	39,200	5,000
OREO and premises and equipment expenditures
accrued in other liabilities	$12	$93
Transfer of loans to OREO	11,906	14,286

1. BASIS OF PRESENTATION

     New Accounting Pronouncements. In December 2010, the Financial Accounting Standards Board (“FASB”) issued guidance within the Accounting Standards Update (“ASU”) 2010-20 “Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses.” ASU 2010-20 requires entities to provide disclosures designed to facilitate financial statement users’ evaluation of (i) the nature of credit risk inherent in the entity’s portfolio of financing receivables, (ii) how that risk is analyzed and assessed in arriving at the allowance for credit losses and (iii) the changes and reasons for those changes in the allowance for credit losses. Disclosures must be disaggregated by portfolio segment, the level at which an entity develops and documents a systematic method for determining its allowance for credit losses, and class of financing receivable, which is generally a disaggregation of portfolio segment. The required disclosures include, among other things, a roll forward of the allowance for credit losses as well as information about modified, impaired, nonaccrual and past due loans and credit quality indicators. ASU 2010-20 became effective for the Company’s financial statements as of December 31, 2010, as it relates to disclosures required as of the end of a reporting period. Disclosures that relate to activity during a reporting period are required for the Company’s financial statements that include periods beginning on or after January 1, 2011. The adoption of this guidance did not have any impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows.

     In April 2011, the FASB issued guidance within the ASU 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows.

     In April 2011, the FASB issued guidance within the ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU amends existing guidance regarding the highest and best use and valuation assumption by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The ASU also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. ASU 2011-04 is effective for the Company’s reporting period beginning after December 15, 2011, and will be applied prospectively. The Company is currently evaluating the impact of this ASU and does not expect this guidance to have a material impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows.

     In June 2011, the FASB issued guidance within ASU 2011-05, “Presentation of Comprehensive Income”. This ASU amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU 2011-05 are effective for the Company’s reporting period beginning after December 15, 2011, and will be applied retrospectively. Early adoption is permitted and there are no required transition disclosures. The Company is currently evaluating the impact of this ASU and does not expect this guidance to have a material impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows.

2. STOCK PLANS

     At September 30, 2011, Bancorp maintained the 2002 Stock Incentive Plan (“2002 Plan”) which is shareholder approved and authorizes the grant of stock options, restricted stock awards and certain other stock based awards. The 2002 Plan permits the grant of stock options and restricted stock awards for up to 820,000 shares. As of September 30, 2011, 61,650 shares remained available for issuance, of which 49,764 shares may be allocated to restricted stock awards. Proportional adjustments were made to the per share and related amounts of shares, as well as the conversion and exercise rights of stock options and other awards made under the 2002 Plan, in connection with the Reverse Stock Split.

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

     The following table presents information on stock options outstanding for the period shown:

	Nine months ended
	September 30, 2011
		Weighted Average
	Common Shares	Exercise Price per share
Balance, beginning of period	306,529	$66.89
Granted	-	-
Exercised	(6,377)	11.55
Forfeited/expired	(40,155)	55.97
Balance, end of period	259,997	$69.93

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	Nine months ended	Nine months ended
(Dollars in thousands, except share and per share data)	September 30, 2011	September 30, 2010
Stock options vested and expected to vest:
Number	253,461	300,907
Weighted average exercise price per share	$69.93	$66.65
Aggregate intrinsic value	$174	$-
Weighted average contractual term of options	4.4 years	4.9 years

Stock options vested and currently exercisable:
Number	252,990	259,838
Weighted average exercise price per share	$70.14	$73.70
Aggregate intrinsic value	$179	$-
Weighted average contractual term of options	4.3 years	4.3 years

Unearned compensation related to stock options	28	154

2. STOCK PLANS

     There were no stock option grants for the nine months ended September 30, 2011, and 190 stock options granted for the same period in 2010.

     The following table presents information on restricted stock outstanding for the period shown:

	Nine months ended
	September 30, 2011
		Weighted Average Market
	Restricted Shares	Price at Grant
Balance, beginning of period	327,251	$18.99
Granted	63,659	16.77
Vested	(96,727)	22.29
Forfeited	(21,483)	23.03
Balance, end of period	272,700	$16.98

Weighted average remaining recognition period	2.6 years

     The balance of unearned compensation related to restricted stock shares as of September 30, 2011, and December 31, 2010, was $3.8 million and $4.5 million, respectively.

     The following table presents stock-based compensation expense for the periods shown:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Restricted stock expense	$409	$562	$1,384	$1,239
Stock option expense	14	38	68	164
Total stock-based compensation expense	$423	$600	$1,452	$1,403

     The income tax benefit recognized in the income statement for restricted stock compensation expense in the three and nine months ended September 30, 2011, was $155,000 and $526,000, respectively, compared to no income tax benefit recognized in the income statement for restricted stock compensation expense for the three and nine months ended September 30, 2010.

3. INVESTMENT SECURITIES

     The following tables present the available for sale investment portfolio as of September 30, 2011, and December 31, 2010:

(Dollars in thousands)
September 30, 2011	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$200	$5	$-	$205
U.S. Government agency securities	274,282	3,569	(182)	277,669
Corporate securities	14,352	-	(5,494)	8,858
Mortgage-backed securities	450,334	10,722	(129)	460,927
Obligations of state and political subdivisions	59,736	4,036	(11)	63,761
Equity investments and other securities	11,345	709	(16)	12,038
Total	$810,249	$19,041	$(5,832)	$823,458

(Dollars in thousands)
December 31, 2010	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$14,347	$45	$-	$14,392
U.S. Government agency securities	193,901	836	(507)	194,230
Corporate securities	14,499	-	(5,107)	9,392
Mortgage-backed securities	359,965	5,853	(2,200)	363,618
Obligations of state and political subdivisions	51,111	1,789	(255)	52,645
Equity investments and other securities	11,423	437	(25)	11,835
Total	$645,246	$8,960	$(8,094)	$646,112

     At September 30, 2011, the fair value of the securities in the investment portfolio was $823.4 million while the amortized cost was $810.2 million, reflecting a net unrealized gain in the portfolio of $13.2 million. At December 31, 2010, the fair value and amortized cost of securities in the investment portfolio were $646.1 million and $645.2 million, respectively, reflecting a net unrealized gain of $.9 million.

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

     The following table presents a tabular roll forward of the amount of credit related OTTI recognized in earnings for the periods presented:

(Dollars in thousands)
	Three months ended		Nine months ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Balance of credit related OTTI at beginning of period	$(179)	$-	$-	$-
Credit related OTTI recognized in the period	-	-	(179)	-
Balance of credit related OTTI at end of period	$(179)	$-	$(179)	$-

     The Company did not recognize OTTI on its securities for the three months ended September 30, 2011. For the nine months ended September 30 2011, the Company recorded an OTTI charge of $.2 million related to a pooled trust preferred security in its investment securities portfolio. At June 30, 2011, this security had $1.6 million of impairment loss of which $1.4 million was due to noncredit related factors and therefore recognized in OCI. Given regulatory guidelines on expectation of full payment of interest and principal as well as extended principal in kind payments, this pooled trust preferred security was placed on nonaccrual status in second quarter of 2011. In addition, in October 2011 the Company placed another pooled trust preferred security with principal in kind payments on nonaccrual status. However, while this security had an impairment loss of $1.5 million at September 30, 2011, the security had no credit related OTTI as of September 30, 2011.

3. INVESTMENT SECURITIES

     In reaching the determination to record impairment, management reviewed the facts and circumstances available surrounding the security, including the projected cash flows from the security, the duration and amount of the unrealized loss, the financial condition of the underlying issuers in the pool, and the prospects for a change in market value within a reasonable period of time. For pooled trust preferred investments, the Company analyzes cash flow projections that utilize inputs for deferral, default and recovery rates, and the timing of such projected deferrals, defaults and recoveries. Utilizing projected cash flows, the credit loss of $.2 million on the pooled trust preferred security was measured as the difference between the amortized cost basis and the present value of the cash flows expected to be collected. Projected cash flows were discounted by the current effective interest rate.

     The primary cause of the credit related loss was the reduction of projected future cash flows as a result of issuers deferring interest payments. The corporate securities segment of the investment securities portfolio had a $5.5 million net unrealized loss at September 30, 2011, with an amortized cost of $14.4 million and a fair value of $8.9 million as of that date. The unrealized loss was associated with the decline in fair value of the four investments in pooled trust preferred securities issued primarily by banks and insurance companies. The unrealized loss associated with these securities at September 30, 2011, was caused by an increase in liquidity and credit spreads, an extension of expected cash flows, mainly due to issuers’ election to defer interest payments and certain issuer defaults since the purchase of these securities. Compared to December 31, 2010, the fair value of these securities decreased slightly during the first nine months of 2011. These securities have several features that reduce credit risk, including seniority over certain tranches in the same pool and the benefit of certain collateral coverage tests.

     The following tables provide the fair value and gross unrealized losses on securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of September 30, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$28,000	$(182)	$-	$-	28,000	(182)
Corporate securities	-	-	8,358	(5,494)	8,358	(5,494)
Mortgage-backed securities	38,769	(129)	-	-	38,769	(129)
Obligations of state and political subdivisions	3,906	(11)	-	-	3,906	(11)
Equity and other securities	599	(1)	1,185	(15)	1,784	(16)
Total	$71,274	$(323)	$9,543	$(5,509)	$80,817	$(5,832)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$40,528	$(507)	$-	$-	$40,528	$(507)
Corporate securities	-	-	8,892	(5,107)	8,892	(5,107)
Mortgage-backed securities	110,414	(2,088)	978	(112)	111,392	(2,200)
Obligations of state and political subdivisions	4,084	(255)	-	-	4,084	(255)
Equity and other securities	1,776	(24)	1	(1)	1,777	(25)
Total	$156,802	$(2,874)	$9,871	$(5,220)	$166,673	$(8,094)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of September 30, 2010	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$51,824	$(197)	$-	$-	$51,824	$(197)
Corporate securities	-	-	8,514	(5,470)	8,514	(5,470)
Mortgage-backed securities	30,109	(82)	982	(141)	31,091	(223)
Obligations of state and political subdivisions	1,199	(127)	-	-	1,199	(127)
Equity and other securities	1,193	(7)	1	(1)	1,194	(8)
Total	$84,325	$(413)	$9,497	$(5,612)	$93,822	$(6,025)

     At September 30, 2011, the Company had six investment securities with an amortized cost of $15.0 million and an unrealized loss of $5.5 million that have been in a continuous unrealized loss position for more than 12 months. Pooled trust preferred securities accounted for the majority of unrealized loss in these securities.

3. INVESTMENT SECURITIES

     There were a total of 10 securities in Bancorp’s investment portfolio that have been in a continuous unrealized loss position for less than 12 months with an amortized cost of $71.6 million and a total unrealized loss of $.3 million at September 30, 2011. The unrealized loss on these investment securities was predominantly caused by changes in market interest rates, average life, or credit spreads subsequent to purchase. The fair value of most of the Company’s securities fluctuates as market interest rates change.

     At September 30, 2011, and December 31, 2010, the Company had $332.4 million and $504.0 million, respectively, in investment securities being provided as collateral to the Federal Home Loan Bank of Seattle (“FHLB”), the Federal Reserve Bank of San Francisco (“Reserve Bank”), the State of Oregon, the State of Washington, and others to support the Company’s borrowing capacities and certain public fund deposits. At September 30, 2011, and December 31, 2010, Bancorp had no reverse repurchase agreements.

     The following table presents the contractual maturities of the investment securities available for sale at September 30, 2011:

(Dollars in thousands)	Available for sale
September 30, 2011	Amortized cost	Fair value
U.S. Treasury securities
One year or less	$200	$205
After one year through five years	-	-
After five through ten years	-	-
Due after ten years	-	-
Total	200	205

U.S. Government agency securities:
One year or less	550	550
After one year through five years	223,716	227,101
After five through ten years	50,016	50,018
Due after ten years	-	-
Total	274,282	277,669

Corporate securities:
One year or less	-	-
After one year through five years	500	500
After five through ten years	-	-
Due after ten years	13,852	8,358
Total	14,352	8,858

Obligations of state and political subdivisions:
One year or less	3,515	3,557
After one year through five years	14,532	15,369
After five through ten years	30,061	32,521
Due after ten years	11,628	12,314
Total	59,736	63,761

Sub-total	348,570	350,493

Mortgage-backed securities	450,334	460,927
Equity investments and other securities	11,345	12,038
Total securities	$810,249	$823,458

     Certain investments have maturities that will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The compositions and carrying values of the Company’s loan portfolio, excluding loans held for sale, were as follows:

(Dollars in thousands)	September 30, 2011	December 31, 2010
Commercial	$296,335	$309,327
Real estate construction	26,026	44,085
Real estate mortgage	330,790	349,016
Commercial real estate	836,752	818,577
Installment and other consumer	13,721	15,265
Total loans	1,503,624	1,536,270
Allowance for loan losses	(36,314)	(40,217)
Total loans, net	$1,467,310	$1,496,053

     The following table presents an age analysis of the loan portfolio, including nonaccrual loans, for the periods shown:

(Dollars in thousands)	September 30, 2011
	30 - 89 days	Greater than	Total	Current	Total
	past due	90 days past due	past due	loans	loans
Commercial	$1,484	$6,951	$8,435	$287,900	$296,335
Real estate construction	291	6,907	7,198	18,828	26,026
Real estate mortgage	5,930	5,767	11,697	319,093	330,790
Commercial real estate	7,106	10,353	17,459	819,293	836,752
Installment and other consumer	88	1	89	13,632	13,721
Total	$14,899	$29,979	$44,878	$1,458,746	$1,503,624

(Dollars in thousands)	December 31, 2010
	30 - 89 days	Greater than	Total	Current	Total
	past due	90 days past due	past due	loans	loans
Commercial	$953	$9,984	$10,937	$298,390	$309,327
Real estate construction	2,098	4,039	6,137	37,948	44,085
Real estate mortgage	4,662	5,669	10,331	338,685	349,016
Commercial real estate	3,988	12,157	16,145	802,432	818,577
Installment and other consumer	53	-	53	15,212	15,265
Total	$11,754	$31,849	$43,603	$1,492,667	$1,536,270

     Loans greater than 90 days past due are classified into nonaccrual status. In addition, certain loans not 90 days past due are on nonaccrual status.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The following table presents an analysis of impaired loans for the periods shown:

						Quarter ended
(Dollars in thousands)	September 30, 2011					September 30, 2011
	Unpaid principal	Impaired loans	Impaired loans	Total impaired	Related	Average impaired
	balance1	with no allowance	with allowance	loan balance	allowance	loan balance
Commercial	$20,776	$9,987	$157	$10,144	$-	$11,287
Real estate construction	10,944	7,197	41	7,238	-	8,947
Real estate mortgage	35,185	14,162	7,454	21,616	338	21,278
Commercial real estate	29,796	21,513	5,777	27,290	71	26,225
Installment and other consumer	1,659	6	137	143	-	19
Total	$98,360	$52,865	$13,566	$66,431	$409	$67,756

						Quarter ended
(Dollars in thousands)	December 31, 2010					December 31, 2010
	Unpaid principal	Impaired loans	Impaired loans	Total impaired	Related	Average impaired
	balance1	with no allowance	with allowance	loan balance	allowance	loan balance
Commercial	$22,692	$13,377	$1,679	$15,056	$2	$19,992
Real estate construction	15,570	10,692	323	11,015	2	20,191
Real estate mortgage	28,856	15,491	7,828	23,319	443	20,610
Commercial real estate	28,717	21,648	5,634	27,282	103	17,187
Installment and other consumer	-	-	-	-	-	45
Total	$95,835	$61,208	$15,464	$76,672	$550	$78,025

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

     The following table presents an analysis of TDRs for the periods ended September 30, 2011, and September 30, 2010:

(Dollars in thousands)	TDRs recorded for the three months ending			TDRs recorded in the 12 months prior to September 30, 2011 that
	September 30, 2011			subsequently defaulted in the three months ending September 30, 2011
	Number of	Pre-TDR outstanding	Post-TDR outstanding	Number of	Pre-TDR outstanding	Post-TDR outstanding
	loans	recorded investment	recorded investment	loans	recorded investment	recorded investment
Commercial	1	$95	$95	2	$64	$61
Real estate construction	-	-	-	-	-	-
Real estate mortgage	4	751	745	1	59	59
Commercial real estate	2	424	421	2	356	356
Consumer loans	2	138	137	-	-	-
Total	9	$1,408	$1,398	5	$479	$476

(Dollars in thousands)	TDRs recorded for the three months ending			TDRs recorded in the 12 months prior to September 30, 2010 that
	September 30, 2010			subsequently defaulted in the three months ending September 30, 2010
	Number of	Pre-TDR outstanding	Post-TDR outstanding	Number of	Pre-TDR outstanding	Post-TDR outstanding
	loans	recorded investment	recorded investment	loans	recorded investment	recorded investment
Commercial	2	$110	$110	-	$-	$-
Real estate construction	-	-	-	1	850	845
Real estate mortgage	2	433	430	-	-	-
Commercial real estate	1	687	681	-	-	-
Total	5	$1,230	$1,221	1	$850	$845

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

(Dollars in thousands)	TDRs recorded for the nine months ending			TDRs recorded in the 12 months prior to September 30, 2011 that
	September 30, 2011			subsequently defaulted in the nine months ending September 30, 2011
	Number of	Pre-TDR outstanding	Post-TDR outstanding	Number of	Pre-TDR outstanding	Post-TDR outstanding
	loans	recorded investment	recorded investment	loans	recorded investment	recorded investment
Commercial	10	$904	$874	2	$64	$61
Real estate construction	1	1,008	744	1	983	983
Real estate mortgage	9	2,822	2,803	1	59	59
Commercial real estate	5	1,341	1,334	2	356	356
Consumer loans	2	138	137	-	-	-
Total	27	$6,213	$5,892	6	$1,462	$1,459

(Dollars in thousands)	TDRs recorded for the nine months ending			TDRs recorded in the 12 months prior to September 30, 2010 that
	September 30, 2010			subsequently defaulted in the nine months ending September 30, 2010
	Number of	Pre-TDR outstanding	Post-TDR outstanding	Number of	Pre-TDR outstanding	Post-TDR outstanding
	loans	recorded investment	recorded investment	loans	recorded investment	recorded investment
Commercial	17	$3,680	$3,570	-	$-	$-
Real estate construction	10	3,729	3,555	1	850	845
Real estate mortgage	7	2,558	2,549	2	335	335
Commercial real estate	4	13,705	13,216	-	-	-
Total	38	$23,672	$22,890	3	$1,185	$1,180

     TDRs are considered impaired and as such are typically measured based on the fair value of the collateral less selling costs. For TDRs that are collateral dependent, the Company charges off the amount of impairment at the time of impairment, rather than creating a specific reserve for the impairment amount.

     The following table presents nonaccrual loans by category as of the dates shown:

	September 30,	December 31,
(Dollars in thousands)	2011	2010
Commercial	$9,987	$13,377
Real estate construction	7,197	10,692
Real estate mortgage	14,162	15,491
Commercial real estate	21,513	21,671
Installment and other consumer	6	-
Total loans on nonaccrual status	$52,865	$61,231

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The Company uses a risk rating matrix to assign a risk rating to loans not evaluated on a homogenous pool level. At September 30, 2011, $1.10 billion of loans were risk rated and $403.6 million were evaluated on a homogeneous pool basis. Individually risk rated loans are rated on a scale of 1 to 10. A description of the general characteristics of the 10 risk ratings is as follows:
  Ratings 1, 2 and 3 - These ratings include loans to very high credit quality borrowers of investment or near investment grade. These borrowers have significant capital strength, moderate leverage, stable earnings and growth, and readily available financing alternatives. Smaller entities, regardless of strength, would generally not fit in these ratings. These ratings also include loans that are collateralized by U. S. Government securities or certificates of deposits.

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

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The Company considers loans assigned a risk rating 8 through 10 to be classified loans. The following table presents weighted average risk ratings of the loan portfolio and classified loans by category. The weighted average risk ratings did not exhibit material change from December 31, 2010, to September 30, 2011. Overall classified loans have contracted from December 31, 2010, with reductions in classified commercial and real estate construction balances more than offsetting increases in real estate mortgage and commercial real estate categories during the first nine months of 2011.

(Dollars in thousands)	September 30, 2011		December 31, 2010
	Weighted average	Classified	Weighted average	Classified
	risk rating	loans	risk rating	loans
Commercial	5.88	$23,192	5.89	$32,895
Real estate construction	7.22	13,060	7.33	24,131
Real estate mortgage	6.56	26,913	6.34	20,913
Commercial real estate	5.73	47,286	5.75	42,045
Installment and other consumer1	7.70	327	7.41	137
Total		$110,778		$120,121

Total loans risk rated	$1,099,999		$1,096,859

1 Installment and other consumer loans are primarily evalued on a homogenous pool level and generally not individually risk rated unless certain factors are met.

     The following table presents homogeneous loans where credit risk is evaluated on a portfolio basis by category, and includes home equity lines of credit and certain small business loans. Important credit quality metrics for this portfolio include balances on nonaccrual and past due status. Total loans and lines evaluated on a homogeneous pool basis were $403.6 million at September 30, 2011, and $439.4 million at December 31, 2010. As shown in the table below, such balances on nonaccrual status declined from $7.7 million at December 31, 2010, to $18,000 at September 30, 2011. During first quarter of 2011, due to the unique nature of nonstandard mortgages, the methodology for risk rating these loans was modified. This procedural change resulted in the movement of 35 notes with total commitments of $6.4 million from the homogenous pool to the individually risk rated portfolio. This change did not have a significant impact on the allowance for credit losses.

(Dollars in thousands)	September 30, 2011			December 31, 2010
	Current	Nonaccrual	30 - 89 days	Current	Nonaccrual	30 - 89 days
	status	status	past due	status	status	past due
Commercial	$47,495	$1	$340	$54,217	$245	$7
Real estate construction	-	4	-	-	1,136	-
Real estate mortgage	257,246	12	553	269,862	4,958	1,931
Commercial real estate	84,578	1	141	90,782	1,334	8
Installment and other consumer	13,194	-	88	14,878	-	52
Total	$402,513	$18	$1,122	$429,739	$7,673	$1,998

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The following table presents summary account activity relating to the allowance for credit losses by loan category for the periods shown:

(Dollars in thousands)	Three months ended September 30, 2011
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Beginning balance June 30, 2011	$7,858	$2,395	$8,740	$13,834	$984	$5,420	$39,231
Provision for credit losses	974	93	667	(242)	372	(732)	1,132
Losses charged to the allowance	(1,462)	(567)	(804)	(800)	(311)	-	(3,944)
Recoveries credited to the allowance	281	182	42	21	71	-	597
Ending balance September 30, 2011	$7,651	$2,103	$8,645	$12,813	$1,116	$4,688	$37,016

(Dollars in thousands)	Nine months ended September 30, 2011
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Beginning balance December 31, 2010	$8,541	$4,474	$8,156	$12,462	$1,273	$6,161	$41,067
Provision for credit losses	875	(749)	5,137	2,017	827	(1,473)	6,634
Losses charged to the allowance	(2,683)	(1,810)	(4,821)	(1,693)	(1,211)	-	(12,218)
Recoveries credited to the allowance	918	188	173	27	227	-	1,533
Ending balance September 30, 2011	$7,651	$2,103	$8,645	$12,813	$1,116	$4,688	$37,016

Loans valued for impairment:
Individually	$10,144	$7,238	$21,616	$27,290	$143	$-	$66,431
Collectively	286,191	18,788	309,174	809,462	13,578	-	1,437,193
Total	$296,335	$26,026	$330,790	$836,752	$13,721	$-	$1,503,624

(Dollars in thousands)	Twelve months ended December 31, 2010
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Beginning balance December 31, 2009	$8,224	$7,240	$8,211	$9,492	$1,294	$4,957	$39,418
Provision for credit losses	4,474	113	7,025	4,262	1,574	1,204	18,652
Losses charged to the allowance	(5,229)	(3,576)	(7,461)	(1,321)	(1,889)	-	(19,476)
Recoveries credited to the allowance	1,072	697	381	29	294	-	2,473
Ending balance at December 31, 2010	$8,541	$4,474	$8,156	$12,462	$1,273	$6,161	$41,067

Loans valued for impairment:
Individually	$15,056	$11,015	$23,319	$27,282	$-	$-	$76,672
Collectively	294,271	33,070	325,697	791,295	15,265	-	1,459,598
Total	$309,327	$44,085	$349,016	$818,577	$15,265	$-	$1,536,270

     The following table shows the components of the allowance for credit losses:

(Dollars in thousands)	September 30, 2011	September 30, 2010
Allowance for loan losses	$36,314	$41,753
Reserve for unfunded commitments	702	865
Total allowance for credit losses	$37,016	$42,618

     The reserve for unfunded commitments was included in other liabilities as of September 30, 2011 and 2010.

5. OTHER REAL ESTATE OWNED, NET

     The following tables summarize Other Real Estate Owned (“OREO”) for the periods shown:

(Dollars in thousands)	Three months ended
	September 30, 2011	September 30, 2010
Balance, beginning period	$35,374	$37,578
Additions to OREO	1,672	5,119
Disposition of OREO	(6,116)	(5,372)
Valuation adjustments in the period	(696)	(1,511)
Total OREO	$30,234	$35,814

(Dollars in thousands)	Nine months ended
	September 30, 2011	September 30, 2010
Balance, beginning period	$39,459	$53,594
Additions to OREO	12,421	17,331
Disposition of OREO	(18,738)	(29,984)
Valuation adjustments in the period	(2,908)	(5,127)
Total OREO	$30,234	$35,814

     The following tables summarize the OREO valuation allowance for the periods shown:

(Dollars in thousands)	Three months ended
	September 30, 2011	September 30, 2010
Balance, beginning period	$7,555	$7,155
Valuation adjustments in the period	696	1,511
Deductions from the valuation allowance due to disposition	(944)	(778)
Total OREO valuation allowance	$7,307	$7,888

(Dollars in thousands)	Nine months ended
	September 30, 2011	September 30, 2010
Balance, beginning period	$7,584	$9,489
Valuation adjustments in the period	2,908	5,127
Deductions from the valuation allowance due to disposition	(3,185)	(6,728)
Total OREO valuation allowance	$7,307	$7,888

6. EARNINGS PER SHARE

     The earnings per share is calculated under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is an instrument that may participate in undistributed earnings with common stock. The Company has issued restricted stock and preferred stock that qualifies as a participating security. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period.

     Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of options and warrants, conversion of preferred stock, and non-vested restricted stock were included, unless those additional shares would have been anti-dilutive. For the diluted earnings per share computation, the treasury stock method is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate diluted earnings per share. The two-class method was utilized to calculate diluted earnings per share for the quarter ended September 30, 2011.

     On May 19, 2011, Bancorp implemented the Reverse Stock Split. All share and per share related amounts have been restated to reflect the Reverse Stock Split. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations for the quarters ended September 30, 2011, and 2010:

(Dollars and shares in thousands, except per share amounts)	Three months ended
	September 30, 2011	September 30, 2010
Net income	$6,276	$6,050
Less: Net income allocated to participating securities-basic:
Preferred stock	371	358
Non-vested restricted stock	87	97
Net income available to common stock holders-basic	5,818	5,595
Add: Net income allocated per two-class method-diluted:
Stock options and Class C warrants	18	10
Net income available to common stockholders-diluted	$5,836	$5,605

Weighted average common shares outstanding -basic	19,029	18,955
Common stock equivalents from:
Stock options	18	3
Class C warrants	833	443
Weighted average common shares outstanding -diluted	19,880	19,401

Basic earnings per share	$0.31	$0.30
Diluted earnings per share	$0.29	$0.29

Common stock equivalent shares excluded due to anti-dilutive effect	233	591

(Dollars and shares in thousands, except per share amounts)	Nine months ended
	September 30, 2011	September 30, 2010
Net income	$16,015	$1,313
Less: Net income allocated to participating securities-basic:
Preferred stock	947	175
Non-vested restricted stock	232	13
Net income available to common stock holders-basic	14,836	1,125
Add: Net income allocated per two-class method-diluted:
Stock options and Class C warrants	52	6
Net income available to common stockholders-diluted	$14,888	$1,131

Weighted average common shares outstanding -basic	18,999	16,955
Common stock equivalents from:
Stock options	21	5
Class C warrants	931	596
Weighted average common shares outstanding -diluted	19,951	17,556

Basic earnings per share	$0.78	$0.07
Diluted earnings per share	$0.75	$0.06

Common stock equivalent shares excluded due to anti-dilutive effect	203	418

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

     The following table summarizes the Bank’s off balance sheet unfunded commitments as of the dates shown:

	Contract or	Contract or
	Notional Amount	Notional Amount
(Dollars in thousands)	September 30, 2011	December 31, 2010
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$233,181	$246,702
Real estate construction	6,138	10,568
Real estate mortgage
Mortgage	3,315	4,265
Home equity loans and lines of credit	152,357	154,073
Total real estate mortgage loans	155,672	158,338
Commercial real estate	9,604	7,756
Installment and consumer	10,480	10,734
Other	19,157	10,395
Standby letters of credit and financial guarantees	9,305	8,531
Account overdraft protection instruments	105,200	118,596

Total	$548,737	$571,620

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

8. COMPREHENSIVE INCOME

     The following table displays the components of comprehensive income for the periods shown:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2011	2010	2011	2010
Net income as reported	$6,276	$6,050	$16,015	$1,313

Unrealized holding gains on securities:
Unrealized holding gains arising during the period	7,665	1,336	12,686	11,545
Tax provision	(3,011)	(536)	(4,997)	(4,540)
Unrealized holding gains arising during the period, net of tax	4,654	800	7,689	7,005

Less: Reclassification adjustment for gains
on sales of securities	(124)	-	(521)	(945)
Tax provision	48	-	203	369
Net realized gains on sales of securities, net of tax	(76)	-	(318)	(576)

Less: Reclassification adjustment for other-than-temporary impairment	-	-	179	-
Tax benefit	-	-	(70)	-
Net other-than-temporary impairment	-	-	109	-

Total comprehensive income	$10,854	$6,850	$23,495	$7,742

9. LONG-TERM BORROWINGS AND JUNIOR SUBORDINATED DEBT

     The following table summarized Bancorp’s long-term borrowings for the periods shown:

(Dollars in thousands)	September 30, 2011	December 31, 2010
FHLB non-putable advances	$110,281	$138,599
FHLB putable advances	20,000	30,000
Total long-term borrowings	$130,281	$168,599

     Long-term borrowings consisting of notes with fixed maturities and structured advances with the FHLB totaled $130.3 million at September 30, 2011, compared to long-term borrowings of $168.6 million at December 31, 2010. The decrease in long-term borrowings of $38.3 million during the first nine months of 2011 was due to advances totaling $39.2 million becoming short-term (which were paid off in the third quarter), a $39.1 million prepayment of eight long-term borrowings, a $10.0 million prepayment of a structured, or putable, advance, and the addition of three new long-term advances totaling $50.0 million. The Company incurred a prepayment charge of $2.8 million related to the prepayment of $88.3 million of FHLB borrowings in the nine months ended September 30, 2011, as compared to a prepayment charge of $2.3 million associated with the prepayment of $99.1 million in such borrowings the first nine months of 2010. At September 30, 2011, Bancorp’s remaining long-term borrowings with fixed maturities, or non-putable advances, were $110.3 million, with rates ranging from 0.81% to 4.20%. Bancorp also had two structured, or putable, advances totaling $20.0 million, with original terms of five years and rates ranging from 2.45% to 3.78%. The scheduled maturities on these structured advances occur in August 2013 and March 2014, although the FHLB may under certain circumstances require payment prior to maturity. At September 30, 2011, principal payments due at scheduled maturity of Bancorp’s total long-term borrowings are $90.3 million in 2013 and $40.0 million in 2014.

     Bancorp had no outstanding federal funds purchased from correspondent banks, borrowings from the discount window or reverse repurchase agreements at September 30, 2011.

9. LONG-TERM BORROWINGS AND JUNIOR SUBORDINATED DEBT

     At September 30, 2011, six wholly-owned subsidiary grantor trusts established by Bancorp had an outstanding balance of $51.0 million in trust preferred securities. Under our December 2009 Written Agreement with the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (“DFCS”) and the Reserve Bank, the Company must request regulatory approval prior to making interest or other payments on its trust preferred securities. Bancorp has no deferred interest on its trust preferred securities at September 30, 2011.

     The following table is a summary of outstanding trust preferred securities issued by the grantor trusts and guaranteed by Bancorp:

(Dollars in thousands)

		Preferred		Rate at		Next possible
Issuance Trust	Issuance date	security amount	Rate type 1	9/30/11	Maturity date	redemption date2
West Coast Statutory Trust III	September 2003	$7,500	Variable	3.30%	September 2033	Currently redeemable
West Coast Statutory Trust IV	March 2004	6,000	Variable	3.14%	March 2034	Currently redeemable
West Coast Statutory Trust V	April 2006	15,000	Variable	1.78%	June 2036	Currently redeemable
West Coast Statutory Trust VI	December 2006	5,000	Variable	2.03%	December 2036	December 2011
West Coast Statutory Trust VII	March 2007	12,500	Variable	1.90%	March 2037	March 2012
West Coast Statutory Trust VIII	June 2007	5,000	Variable	1.73%	June 2037	June 2012
Total		$51,000	Weighted rate	2.21%

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

(Dollars in thousands)	Three months ended September 30, 2011
	Banking	Other	Intersegment	Consolidated
Interest income	$24,711	$10	$-	$24,721
Interest expense	5,104	276	-	5,380
Net interest income (expense)	19,607	(266)	-	19,341
Provision for credit losses	1,132	-	-	1,132
Noninterest income	7,931	754	(271)	8,414
Noninterest expense	21,982	909	(271)	22,620
Income (loss) before income taxes	4,424	(421)	-	4,003
Benefit for income taxes	(2,109)	(164)	-	(2,273)
Net income (loss)	$6,533	$(257)	$-	$6,276

Depreciation and amortization	$2,349	$8	$-	$2,357
Assets	$2,516,335	$15,227	$(10,315)	$2,521,247
Loans, net	$1,467,310	$-	$-	$1,467,310
Deposits	$2,000,518	$-	$(9,740)	$1,990,778
Equity	$334,746	$(37,879)	$-	$296,867

(Dollars in thousands)	Three months ended September 30, 2010
	Banking	Other	Intersegment	Consolidated
Interest income	$26,037	$16	$-	$26,053
Interest expense	3,866	312	-	4,178
Net interest income (expense)	22,171	(296)	-	21,875
Provision for credit losses	1,567	-	-	1,567
Noninterest income	7,612	744	(287)	8,069
Noninterest expense	22,403	887	(287)	23,003
Income (loss) before income taxes	5,813	(439)	-	5,374
Provision (benefit) for income taxes	(505)	(171)	-	(676)
Net income (loss)	$6,318	$(268)	$-	$6,050

Depreciation and amortization	$2,201	$9	$-	$2,210
Assets	$2,481,955	$16,782	$(12,358)	$2,486,379
Loans, net	$1,533,698	$-	$-	$1,533,698
Deposits	$1,986,850	$-	$(11,795)	$1,975,055
Equity	$312,783	$(38,076)	$-	$274,707

10. SEGMENT AND RELATED INFORMATION

(Dollars in thousands)	Nine months ended September 30, 2011
	Banking	Other	Intersegment	Consolidated
Interest income	$74,710	$33	$-	$74,743
Interest expense	11,044	885	-	11,929
Net interest income (expense)	63,666	(852)	-	62,814
Provision for credit losses	6,634	-	-	6,634
Noninterest income	23,843	2,369	(812)	25,400
Noninterest expense	66,162	2,781	(812)	68,131
Income (loss) before income taxes	14,713	(1,264)	-	13,449
Provision (benefit) for income taxes	(2,073)	(493)	-	(2,566)
Net income (loss)	$16,786	$(771)	$-	$16,015

Depreciation and amortization	$6,367	$22	$-	$6,389
Assets	$2,516,335	$15,227	$(10,315)	$2,521,247
Loans, net	$1,467,310	$-	$-	$1,467,310
Deposits	$2,000,518	$-	$(9,740)	$1,990,778
Equity	$334,746	$(37,879)	$-	$296,867

(Dollars in thousands)	Nine months ended September 30, 2010
	Banking	Other	Intersegment	Consolidated
Interest income	$80,016	$51	$-	$80,067
Interest expense	17,787	862	-	18,649
Net interest income (expense)	62,229	(811)	-	61,418
Provision for credit losses	16,959	-	-	16,959
Noninterest income	22,658	2,303	(859)	24,102
Noninterest expense	65,162	2,704	(859)	67,007
Income (loss) before income taxes	2,766	(1,212)	-	1,554
Provision (benefit) for income taxes	714	(473)	-	241
Net income (loss)	$2,052	$(739)	$-	$1,313

Depreciation and amortization	$6,342	$27	$-	$6,369
Assets	$2,481,955	$16,782	$(12,358)	$2,486,379
Loans, net	$1,533,698	$-	$-	$1,533,698
Deposits	$1,986,850	$-	$(11,795)	$1,975,055
Equity	$312,783	$(38,076)	$-	$274,707

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

     Trading securities - Trading securities held at September 30, 2011, are related solely to bonds, equity securities and mutual funds held in a Rabbi Trust for benefit of the Company’s deferred compensation plans. Fair values for trading securities are based on quoted market prices.

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

11. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following tables present fair value measurements for assets that are measured at fair value on a recurring basis subsequent to initial recognition for the periods shown:

		Fair value measurements at September 30, 2011, using
		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	September 30, 2011	(Level 1)	(Level 2)	(Level 3)
Trading securities	$694	$694	$-	$-
Available for sale securities:
U.S. Treasury securities	205	-	205	-
U.S. Government agency securities	277,669	-	277,669	-
Corporate securities	8,858	-	-	8,858
Mortgage-backed securities	460,927	-	460,927	-
Obligations of state and political subdivisions	63,761	-	63,266	495
Equity investments and other securities	12,038	1,986	10,052	-
Total recurring assets measured at fair value	$824,152	$2,680	$812,119	$9,353

		Fair value measurements at December 31, 2010, using
		Quoted prices in active	Other observable	Significant unobservable
	Total fair value	markets for identical assets	inputs	inputs
(Dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)
Trading securities	$808	$808	$-	$-
Available for sale securities:
U.S. Treasury securities	14,392	-	14,392	-
U.S. Government agency securities	194,230	-	194,230	-
Corporate securities	9,392	-	-	9,392
Mortgage-backed securities	363,618	-	363,618	-
Obligations of state and political subdivisions	52,645	-	51,688	957
Equity investments and other securities	11,835	1	11,834	-
Total recurring assets measured at fair value	$646,920	$809	$635,762	$10,349

     During second quarter 2011, the Company transferred $2.0 million in equity investments and other securities from a level 2 instrument to a level 1 instrument. The Company transferred $14.4 million in U.S. Treasury securities from a level 1 instrument to a level 2 instrument at December 31, 2010. In addition, the Company had no material changes in valuation techniques for recurring and nonrecurring assets measured at fair value in the quarter ended September 30, 2011.

11. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following table represents a reconciliation of level 3 instruments for assets that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2011, and 2010:

	Three months ended September 30, 2011
			Reclassification of
		Gains (losses)	losses from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	June 30, 2011	income	securities	Settlements	September 30, 2011
Corporate securities	$9,506	$(648)	$-	$-	$8,858
Obligations of state and political subdivisions	804	(309)	-	-	495
Fair value	$10,310	$(957)	$-	$-	$9,353

	Nine months ended September 30, 2011
			Reclassification of
		Gains (losses)	losses from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	January 1, 2011	income	securities	Settlements	September 30, 2011
Corporate securities	$9,392	$(713)	$179	$-	$8,858
Obligations of state and political subdivisions	957	(462)	-	-	495
Fair value	$10,349	$(1,175)	$179	$-	$9,353

	Three months ended September 30, 2010
			Reclassification of
		Gains (losses)	losses from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	June 30, 2010	income	securities	Settlements	September 30, 2010
Corporate securities	$9,674	$(660)	$-	$-	$9,014
Obligations of state and political subdivisions	1,002	(27)	-	-	975
Fair value	$10,676	$(687)	$-	$-	$9,989

	Nine months ended September 30, 2010
			Reclassification of
		Gains (losses)	losses from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	January 1, 2010	income	securities	Settlements	September 30, 2010
Corporate securities	$9,753	$(739)	$-	$-	$9,014
Obligations of state and political subdivisions	973	2	-	-	975
Fair value	$10,726	$(737)	$-	$-	$9,989

     Certain assets, such as loans held for sale, loans measured for impairment, and OREO, are measured at fair value on a nonrecurring basis after initial recognition. For the three months ended September 30, 2011, loans held for sale were subject to the lower of cost or market method of accounting. However, there were no impairments recognized on loans held for sale in the third quarter of 2011. As of September 30, 2011, loans amounting to $66.4 million in Bancorp’s loan portfolio were deemed impaired. In addition, during the third quarter, certain properties were written down by a total of $.7 million to reflect additional decreases in estimated fair market value subsequent to the time such properties were placed into OREO.

11. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     There were no nonrecurring level 1 or 2 fair value measurements for the three or nine months ended September 30, 2011, or the full year 2010. The following tables represent the level 3 fair value measurements for nonrecurring assets for the periods presented:

	Three months ended September 30, 2011
(Dollars in thousands)	Impairment	Fair Value 1
Loans measured for impairment	$3,944	$12,436
OREO	696	7,842
Total nonrecurring assets measured at fair value	$4,640	$20,278

	Nine months ended September 30, 2011
(Dollars in thousands)	Impairment	Fair Value 1
Loans measured for impairment	$12,218	$51,497
OREO	2,908	41,353
Total nonrecurring assets measured at fair value	$15,126	$92,850

	Twelve months ended December 31, 2010
(Dollars in thousands)	Impairment	Fair Value 1
Loans measured for impairment	$19,476	$82,910
OREO	6,649	74,146
Total nonrecurring assets measured at fair value	$26,125	$157,056

1 Fair value amounts do no include the costs to sell collateral.

11. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of financial instruments at September 30, 2011, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$107,278	$107,278
Trading securities	694	694
Investment securities	823,458	823,458
Federal Home Loan Bank stock	12,148	12,148
Net loans (net of allowance for loan losses
and including loans held for sale)	1,469,311	1,395,871
Bank owned life insurance	25,966	25,966

FINANCIAL LIABILITIES:
Deposits	$1,990,778	$1,991,581
Short-term borrowings	27,818	27,818
Long-term borrowings	130,281	134,414

Junior subordinated debentures-variable	51,000	27,135

     The estimated fair values of financial instruments at December 31, 2010, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$177,991	$177,991
Trading securities	808	808
Investment securities	646,112	646,112
Federal Home Loan Bank stock	12,148	12,148
Net loans (net of allowance for loan losses
and including loans held for sale)	1,499,155	1,407,366
Bank owned life insurance	25,313	25,313

FINANCIAL LIABILITIES:
Deposits	$1,940,522	$1,942,301
Long-term borrowings	168,599	175,305

Junior subordinated debentures-variable	51,000	26,597

12. INCOME TAXES

    The Company recorded an income tax benefit for the three months ended September 30, 2011, of $2.3 million compared to a benefit for income taxes of $.7 million during the third quarter of 2010.  The Company recorded an income tax benefit for the nine months ended September 30, 2011, of $2.6 million compared to a provision for income taxes of $.2 million during the same period of 2010.  The benefit for income taxes in the three and nine months ended September 30, 2011 were the result of an increase in the estimated gross unrealized gains on the investment securities portfolio for the respective full year and the impact of having a full deferred tax asset valuation allowance.

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

Forward Looking Statement Disclosure

     Statements in this Annual Report of West Coast Bancorp (“Bancorp” or the “Company”) regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. The Company’s actual results could be quite different from those expressed or implied by the forward-looking statements. Words such as “could,” “may,” “should,” “plan,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projects,” “potential,” “likely,” or “continue,” or words of similar import, often help identify “forward-looking statements,” which include any statements that expressly or implicitly predict future events, results, or performance and, specifically include all statements regarding the expected future benefits of our cost cutting initiatives. Factors that could cause events, results or performance to differ from those expressed or implied by our forward-looking statements include, among others, risks discussed in Item 1A, “Risk Factors” of the 2010 10-K, risks discussed elsewhere in the text of this report, as well as the following specific factors:
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

  Changing bank regulatory conditions, policies, or programs, whether arising as new legislation or regulatory initiatives or changes in our regulatory classifications, that could lead to restrictions on activities of banks generally or West Coast Bank (the “Bank”) in particular, increased costs, including higher deposit insurance premiums, limits on debit card interchange fees, regulation or prohibition of certain income producing activities, or changes in the secondary market for bank loan and other products;

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

Third Quarter 2011 Financial Overview

     During third quarter 2011, we recorded:
  Net income of $6.3 million compared to net income of $6.1 million in third quarter 2010;

  A net interest margin of 3.31%, a decrease of 40 basis points from 3.71% in third quarter 2010;

  An average rate paid on total deposits of .20%, a 31 basis point decline from .51% in third quarter 2010;

  A provision for credit losses of $1.1 million, a reduction of $.5 million from $1.6 million for the same quarter in 2010; and

  Net loan charge-offs of $3.3 million, unchanged from third quarter 2010.
     Management continued to proactively implement and execute certain strategies that have resulted in significant strengthening of the Company’s balance sheet, including:
  Increasing the Bank’s total and tier 1 risk-based capital ratios to 19.00% and 17.74%, respectively, at September 30, 2011, up from 17.56% and 16.30% at September 30, 2010;

  Improving the Bank’s leverage ratio to 13.20% at September 30, 2011, from 12.34% a year ago; and

  Reducing total nonperforming assets by 20% or $21.3 million over the past twelve months, to $83.1 million at quarter end.
     The Company commenced a number of cost reduction initiatives in third quarter 2011 that are expected to reduce total operating expenses in 2012. The Company incurred approximately $3.1 million in expenses associated with its ongoing cost reduction activities, which include certain branch closures, prepayment of $88.3 million of term debt with FHLB, and other ongoing actions. The total annualized benefit of these actions, is projected to improve pretax income by over $4.1 million in 2012.

     Third quarter 2011 expense associated with prepayment of $88.3 million of term Federal Home Loan Bank (“FHLB”) borrowings was $2.8 million, with an estimated $1.5 million benefit in terms of lower interest expense in 2012. Third quarter 2011 expense associated with branch closures and personnel reduction was $.3 million. The Company estimates $1.1 million of additional expense in fourth quarter 2011 associated with branch closures and personnel reductions. The annual benefit from these expense reduction efforts is expected to be between $2.6 million and $2.8 million. The Company is continuing to review opportunities to enhance its operating performance.

     The FHLB prepayment will also continue to enhance the Company’s profitability in future periods. Concurrently with its prepayment of $88.3 million in term FHLB borrowings, the Company elected to enter into $50.0 million in new term borrowings with the FHLB in order to maintain its balance sheet interest rate sensitivity position. The rate on the new term borrowings is .85%, a reduction from 3.14% on the amount prepaid. The net reduction in interest expense is estimated to be approximately $.6 million in the fourth quarter and $1.5 million in 2012. The duration of the new term borrowings is approximately two years, an increase from approximately one year for the $88.3 million paid off.

Regulatory Order.

     On October 18, 2011, the Bank received a regulatory order (“Order”) from the Federal Deposit Insurance Corporation (“FDIC”) relating to its overdraft practices. As part of the order, the Bank agreed to implement certain procedural improvements relating to its compliance function and overdraft program, pay a civil money penalty of $390,000, and make restitution to certain customers. Many of the procedural improvements required by the Order are underway or have been completed. The Company has established a reserve in prior periods to cover estimated restitution costs and the civil money penalty, which it believes to be adequate.

     For a more detailed description of the Order, see the Company’s Current Report on Form 8-K dated October 18, 2011, and filed with the Securities and Exchange Commission on October 24, 2011.

Results of Operations

Three and nine months ended September 30, 2011 and 2010

     Net Income. Net income for the three and nine months ended September 30, 2011, was $6.3 million and $16.0 million, respectively, as compared to net income of $6.1 and $1.3 million for the three and nine months ended September 30, 2010. Earnings per diluted share for the three and nine months ended September 30, 2011, were $0.29 and $0.75, respectively, as compared to earnings per diluted share of $0.29 and $0.06 for the three and nine months ended September 30, 2010. For additional detail regarding calculation of our earnings per diluted share in the current quarter and year to date, see Note 6 “Earnings Per Share” of our interim financial statements included under Item 1 of this report.

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

	Three months ended
(Dollars in thousands)	September 30, 2011			September 30, 2010			June 30, 2011
	Average	Interest		Average	Interest		Average	Interest
	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Paid	Rate 1	Balance	Paid	Rate 1	Balance	Paid	Rate 1
ASSETS:
Interest earning balances
due from banks	$49,918	$35	0.28%	$138,503	$92	0.26%	$93,225	$61	0.26%
Federal funds sold	3,275	-	0.00%	4,379	1	0.09%	4,790	1	0.07%
Taxable securities	723,203	4,092	2.24%	583,551	3,625	2.46%	639,930	4,276	2.68%
Nontaxable securities 2	59,121	821	5.51%	56,665	823	5.76%	58,186	823	5.67%
Loans, including fees 3	1,516,311	20,060	5.25%	1,588,974	21,800	5.44%	1,523,849	20,231	5.33%
Total interest earning assets	2,351,828	25,008	4.22%	2,372,072	26,341	4.41%	2,319,980	25,392	4.39%

Allowance for loan losses	(38,529)			(42,917)			(38,944)
Premises and equipment	25,747			27,243			26,279
Other assets	148,161			145,992			153,210
Total assets	$2,487,207			$2,502,390			$2,460,525

LIABILITIES AND
STOCKHOLDERS' EQUITY:
Interest bearing demand	$363,554	$45	0.05%	$337,214	$92	0.11%	$365,407	$79	0.09%
Savings	114,779	25	0.09%	106,768	51	0.19%	110,683	40	0.15%
Money market	661,871	322	0.19%	667,150	895	0.53%	654,668	583	0.36%
Time deposits	196,807	594	1.20%	336,678	1,515	1.78%	224,674	774	1.38%
Total interest bearing deposits	1,337,011	986	0.29%	1,447,810	2,553	0.70%	1,355,432	1,476	0.44%

Short-term borrowings4	39,926	939	9.33%	-	-	0.00%	6,461	47	2.88%
Long-term borrowings 4 5	180,428	3,455	7.60%	215,199	1,625	3.00%	213,138	1,620	3.05%
Total borrowings	220,354	4,394	7.91%	215,199	1,625	3.00%	219,599	1,667	3.04%
Total interest bearing
liabilities	1,557,365	5,380	1.37%	1,663,009	4,178	1.00%	1,575,031	3,143	0.80%
Demand deposits	615,956			550,695			578,562
Other liabilities	22,779			17,164			24,331
Total liabilities	2,196,100			2,230,868			2,177,924
Stockholders' equity	291,107			271,522			282,601
Total liabilities and
stockholders' equity	$2,487,207			$2,502,390			$2,460,525
Net interest income		$19,628			$22,163			$22,249

Net interest spread			2.85%			3.41%			3.59%

Net interest margin			3.31%			3.71%			3.85%

1 Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.
2 Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. The tax equivalent basis adjustment for the three months ended September 30, 2011, and 2010, and June 30, 2011 was $.29 million.
3 Includes balances of loans held for sale and nonaccrual loans.
4 Includes portion of $2.8 million prepayment fee in connection with the $88.3 million prepayment in FHLB borrowings in the third quarter of 2011.
5 Includes junior subordinated debentures with average balance of $51.0 million for the three months ended September 30, 2011, and 2010, and June 30, 2011.

     Third quarter 2011 net interest income of $19.3 million decreased $2.5 million from the same quarter in 2010, as a result of the $2.8 million prepayment charge incurred in conjunction with the $88.3 million prepayment of FHLB borrowings. Net interest income increased $1.4 million year-over-year third quarter excluding the $2.8 million prepayment charge. Net interest income on a tax equivalent basis was $19.6 million in the most recent quarter, down from $22.2 million in the third quarter of 2010. Average interest earning assets decreased $20.2 million, or .9%, to $2.35 billion for the third quarter of 2011 from $2.37 billion for the same period in 2010, while average interest bearing liabilities decreased $105.6 million, or 6.4%, to $1.56 billion from $1.66 billion in the prior period.

     The third quarter 2011 net interest margin of 3.31% decreased 40 basis points from third quarter 2010, due to the FHLB prepayment charge which resulted in a 47 basis point decline in margin for the quarter. Adjusting for this prepayment charge, the third quarter 2011 net interest margin of 3.78% increased 7 basis points from the same quarter last year as the rate on interest bearing deposits declined more than the yield on earning assets. The decline in interest bearing deposit costs and an increase in average demand deposit balances helped offset a year-over-year shift in average earning assets from our loan portfolio to our investment portfolio and lower average yields on both loans and investments. A reduction in cash equivalent investments and corresponding increase in taxable securities also contributed to the increase in the net interest margin compared to the third quarter of 2010. As a result of earning assets yield pressures, caused by sustained low market interest rates, the net interest margin, as adjusted to eliminate the effects of the FHLB prepayment charge, contracted 7 basis points from 3.85% in the second quarter of 2011.

     As of September 30, 2011, the Bank had $708.3 million in floating and adjustable rate loans with interest rate floors. Of these loans, $520.3 million were at their floor rate. These floors have benefited the Company’s loan yield and net interest income and margin over the past year. If interest rates rise, the Company anticipates yields on loans at floors will lag underlying changes in market interest rates, although the overall effect will depend on how quickly and dramatically market interest rates rise, as well as how the slope of the market yield curve changes.

     At September 30, 2011, management estimated that the Bank remains slightly asset sensitive over the next twelve month measurement period, meaning that earning assets are expected to mature or reprice more quickly than interest bearing liabilities over this period. Whether we will be able to continue to maintain our net interest margin, excluding the benefit from and cost of the FHLB prepayment, will depend on our ability to generate new loans, to further reduce nonperforming assets, and to control our costs of funds, all of which will depend on economic conditions, competitive factors and market interest rate trends. For more information see the discussion under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2010 10-K.

     Provision for Credit Losses. Bancorp recorded provision for credit losses for the third quarters of 2011 and 2010 of $1.1 million and $1.6 million, respectively. While loan net charge-offs remained relatively unchanged from the third quarter of 2010, the overall risk profile of the Company’s loan portfolio improved. For example, residential real estate construction loans comprised just 1% of total loans at September 30, 2011, compared to 3% a year ago. Additionally, the Bank experienced a declining volume of loans migrating to higher risk rating classifications. The provision for credit losses was $6.6 million for the nine months ended September 30, 2011, compared to $17.0 million in the same period last year. Whether we will be able to continue the trend of decreasing provision for credit losses will depend primarily on economic conditions and the interest rate environment, as an increase in interest rates could put pressure on the ability of our borrowers to repay loans. For more information, see the discussion under the subheading “Allowance for Credit Losses and Net Loan Charge-offs” below.

     Noninterest Income. Total noninterest income of $8.4 million for the quarter ended September 30, 2011, increased $.3 million from $8.1 million in the third quarter of 2010. As a result of implementing the FDIC guidance on overdraft programs in the second quarter 2011 and as of July 1, 2011, third quarter deposit service charges declined $1.0 million or 25% from the same period in 2010 and $.4 million or 12% from the second quarter 2011. Payment systems related revenues increased $.2 million or 7% over the third quarter 2010 due to higher transaction volumes. There was no other-than-temporary-impairment (“OTTI”) charge on our trust preferred securities in the investment portfolio in the third quarter 2011, compared to a $.2 million such charge in the second quarter of 2011.

     Noninterest income for the nine months ended September 30, 2011, was $25.4 million compared to $24.1 million for the same period in 2010. The year-to-date increase in noninterest income was primarily due to a $2.0 million decrease in OREO valuation adjustments and (losses) gains on sales compared to the first nine months of 2010, offset in part by a decrease in deposit service charges which was the result of implementing the FDIC guidance on overdraft programs and the impact of customers electing to not opt-in under Regulation E to allow overdrafts resulting from ATIM and one-time debit card transactions.

     The following table illustrates the components and change in noninterest income for the periods shown:

	Three months ended				Three months ended
(Dollars in thousands)	September 30,		Change		June 30,	Change
	2011	2010	$	%	2011	$	%
Noninterest income
Service charges on deposit accounts	$3,129	$4,145	$(1,016)	-25%	$3,575	$(446)	-12%
Payment systems related revenue	3,201	2,998	203	7%	3,169	32	1%
Trust and investment services revenues	1,033	978	55	6%	1,208	(175)	-14%
Gains on sales of loans	222	182	40	22%	300	(78)	-26%
Gains (losses) on sales of securities	124	-	124	-	130	(6)	-5%
Other-than-temporary impairment losses	-	-	-	-	(179)	179	-
Other	716	728	(12)	-2%	777	(61)	-8%
Total	8,425	9,031	(606)	-7%	8,980	(555)	-6%

OREO gains (losses) on sale	685	549	136	25%	645	40	6%
OREO valuation adjustments	(696)	(1,511)	815	54%	(1,555)	859	55%
Total	(11)	(962)	951	99%	(910)	899	99%

Total noninterest income	$8,414	$8,069	$345	4%	$8,070	$344	4%

     Noninterest Expense. Noninterest expense for the three months ended September 30, 2011, of $22.6 million, declined $.4 million from $23.0 million in third quarter 2010. Salaries and employee benefits expense increased slightly compared to the same period last year primarily due to severance associated with personnel reductions. Payment system related expenses grew a modest 5% compared to the prior period due to higher customer transaction volumes. These expense increases were entirely offset by expense decreases in equipment, occupancy, professional fees and other noninterest expenses. The decline in other noninterest expenses was primarily due to lower FDIC insurance premium expense.

     As a result of the cost reduction initiatives underway, we expect total noninterest expense reductions of at least $2.6 million in 2012. We anticipate the expense of cost reduction initiatives to be approximately $1.1 million in the fourth quarter of 2011. The Company continues to make efforts to lower its cost structure without negative effects on our customers.

     Noninterest expense for the nine months ended September 30, 2011, was $68.1 million, an increase of $1.1 million compared to $67.0 million for the same period in 2010. The increase in noninterest expense for the nine months ended September 30, 2011, compared to the same period in 2010 was primarily due to higher salary and employee benefits expense. We expect our noninterest expenses will continue to be affected by expenses associated with elevated levels and resolution of nonperforming assets.

     The following table illustrates the components and changes in noninterest expense for the periods shown:

	Three months ended				Three months ended
(Dollars in thousands)	September 30,	September 30,	Change		June 30,	Change
	2011	2010	$	%	2011	$	%
Noninterest expense
Salaries and employee benefits	$11,977	$11,836	$141	1%	$12,119	$(142)	-1%
Equipment	1,461	1,525	(64)	-4%	1,564	(103)	-7%
Occupancy	2,115	2,216	(101)	-5%	2,232	(117)	-5%
Payment systems related expense	1,279	1,214	65	5%	1,350	(71)	-5%
Professional fees	1,038	1,147	(109)	-10%	976	62	6%
Postage, printing and office supplies	772	791	(19)	-2%	862	(90)	-10%
Marketing	862	861	1	0%	831	31	4%
Communications	387	374	13	3%	389	(2)	-1%
Other noninterest expense	2,729	3,039	(310)	-10%	2,635	94	4%
Total	$22,620	$23,003	$(383)	-2%	$22,958	$(338)	-1%

     Changing business conditions, increased costs in connection with retention of, or a failure to retain key employees, lower loan production volumes causing deferred loan origination costs to decline, or a failure to manage operating and control environments could adversely affect our ability to limit expense growth in the future.

     Income Taxes. The Company recorded an income tax benefit for the three months ended September 30, 2011, of $2.3 million compared to a benefit for income taxes of $.7 million during the third quarter of 2010. The benefit for income taxes in the third quarter of both 2011 and 2010 were the result of an increase in the estimated gross unrealized gains on the investment securities portfolio for the respective full year. For the nine months period ended September 30, 2011, the Company recorded an income tax benefit of $2.6 million compared to a provision for income taxes of $.2 million in the first nine months of 2010.

     As of September 30, 2011, the Company maintained a valuation allowance of $17.0 million against its deferred tax asset balance of $26.3 million, for a net deferred tax asset of $9.3 million. Under certain assumptions regarding performance for the balance of this year and next, we continue to believe the deferred tax asset valuation allowance will be fully reversed in the fourth quarter 2011. The reversal of the deferred tax asset valuation allowance would decrease the Company’s income tax expense and increase net income in the period of such reversal. Readers are referred to the section Forward Looking Statement Disclosure of this report in connection with this discussion of Income Taxes.

     The following table illustrates the components of the provision (benefit) for income taxes for the periods shown:

	Three months ended		Nine months ended
(Dollars in thousands)	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Benefit for income taxes net of initial
establishment of deferred tax asset valuation allowance	$-	$-	$-	$-
Provision (benefit) for income taxes from deferred
tax asset valuation allowance:
Unrealized gain on securities	(2,273)	(676)	(2,566)	(3,274)
Change in deferred tax assets-tax return adjustments	-	-	-	3,515
Total (benefit) provision for income taxes	$(2,273)	$(676)	$(2,566)	$241

Balance Sheet Overview

     Balance sheet highlights are as follows:
  Total assets were $2.5 billion as of September 30, 2011, substantially unchanged from December 31, 2010;

  Total loans at $1.5 billion declined 2% from year end 2010, mainly as a result of loan repayments, including prepayments, and problem loan resolutions which more than offsetting the year-to-date improving trend in the Company’s loan commitment origination volume;

  Concurrently with its prepayment of $88.3 million in term FHLB borrowings, the Company elected to enter into $50.0 million in new term borrowings with the FHLB in order to maintain its balance sheet interest rate sensitivity position;

  The combined balance of total cash equivalents and investment securities was $873.3 million, or 37% of earning assets, at September 30, 2011; and

  Total deposits of $2.0 billion at September 30, 2011, were relatively unchanged from year end 2010; however, the shift of deposit balances away from time deposits to demand deposits continued.
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

Cash and Cash Equivalents

     Total cash and cash equivalents decreased to $107.3 million at September 30, 2011, from $178.0 million at December 31, 2010, as we invested cash into our investment securities portfolio over the past nine months.

(Dollars in thousands)	September 30,	% of	December 31,	% of	Change		September 30,	% of
	2011	total	2010	total	Amount	%	2010	total
Cash and Cash equivalents:
Cash and due from banks	$57,442	54%	$42,672	24%	$14,770	35%	$57,216	33%
Federal funds sold	2,102	2%	3,367	2%	(1,265)	-38%	4,605	2%
Interest-bearing deposits in other banks	47,734	44%	131,952	74%	(84,218)	-64%	113,144	65%
Total cash and cash equivalents	$107,278	100%	177,991	100%	$(70,713)	-40%	$174,965	100%

Investment Portfolio

     The compositions and carrying values of Bancorp’s investment securities portfolio were as follows:

	September 30, 2011			December 31, 2010			September 30, 2010
			Net			Net			Net
	Amortized		Unrealized	Amortized		Unrealized	Amortized		Unrealized
(Dollars in thousands)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)
U.S. Treasury securities	$200	$205	$5	$14,347	$14,392	$45	$14,467	$14,551	$84
U.S. Government agency securities	274,282	277,669	3,387	193,901	194,230	329	220,351	221,450	1,099
Corporate securities	14,352	8,858	(5,494)	14,499	9,392	(5,107)	14,484	9,014	(5,470)
Mortgage-backed securities	450,334	460,927	10,593	359,965	363,618	3,653	316,142	324,563	8,421
Obligations of state and political subdivisions	59,736	63,761	4,025	51,111	52,645	1,534	54,919	58,206	3,287
Equity and other securities	11,345	12,038	693	11,423	11,835	412	11,449	12,290	841
Total Investment Portfolio	$810,249	$823,458	$13,209	$645,246	$646,112	$866	$631,812	$640,074	$8,262

     At September 30, 2011, the fair value of the investment portfolio was $823.4 million, compared to $646.1 million at 2010 year end, an increase of 27.4% or $177.3 million. The net unrealized gain in the investment portfolio was $13.2 million at September 30, 2011, compared to $.9 million at December 31, 2010. An increase in net unrealized gains in the Company’s mortgage-backed securities and obligations of state and political subdivisions categories, primarily due to declining market interest rates, led to the increase in the overall net unrealized gain in the Company’s investment portfolio.

     The investment portfolio increased $183.4 million since September 30, 2010. The purchases over the past year were primarily of US Government agency securities with 3 to 5 year maturities and 10 and 15 year fully amortizing US Agency mortgage backed securities for which we expect to have limited extension risk. The expected duration of the investment portfolio was 2.3 years at September 30, 2011, compared to 1.7 years at September 30, 2010, and 3.0 years at June 30, 2011.

     In the second quarter of 2011, the Company recorded a credit related OTTI charge of $.2 million pretax related to a pooled trust preferred security in our investment portfolio. Based on its assessment, management determined that the impairment for this security was other-than-temporary in accordance with Generally Accepted Accounting Principles (“GAAP”) and that a charge was appropriate. Given regulatory guidelines on expectation of full payment of interest and principal as well as extended principal in kind payments, this pooled trust preferred security was placed on nonaccrual status. In addition, in October 2011 the Company placed another pooled trust preferred security with principal in kind payments on nonaccrual status. However, while this security had an impairment loss of $1.5 million at September 30, 2011, the security had no credit related OTTI as of September 30, 2011.

     For additional detail regarding our investment securities portfolio, see Note 3 “Investment Securities” and Note 11 “Fair Value Measurement and Fair Values of Financial Instruments” of our interim financial statements included under Item 1 of this report.

Loan Portfolio

     The compositions of the Bank’s loan portfolio were as follows for the periods shown:

(Dollars in thousands)	September 30,	% of total	Dec. 31,	% of total	Change	September 30,	% of total	Change
	2011	loans	2010	loans	Amount	2010	loans	Amount
Commercial loans	$296,335	19.7%	$309,327	20.1%	$(12,992)	$317,037	20.1%	$(20,702)
Commercial real estate construction	12,859	0.9%	19,760	1.3%	(6,901)	17,933	1.1%	(5,074)
Residential real estate construction	13,167	0.9%	24,325	1.6%	(11,158)	39,955	2.5%	(26,788)
Total real estate construction loans	26,026	1.8%	44,085	2.9%	(18,059)	57,888	3.6%	(31,862)
Mortgage	59,388	3.9%	67,525	4.4%	(8,137)	71,446	4.5%	(12,058)
Nonstandard mortgage	9,945	0.7%	12,523	0.8%	(2,578)	13,294	0.8%	(3,349)
Home equity loans and lines of credit	261,457	17.4%	268,968	17.5%	(7,511)	272,132	17.4%	(10,675)
Total real estate mortgage loans	330,790	22.0%	349,016	22.7%	(18,226)	356,872	22.7%	(26,082)
Commercial real estate loans	836,752	55.6%	818,577	53.3%	18,175	827,668	52.6%	9,084
Installment and other consumer loans	13,721	0.9%	15,265	1.0%	(1,544)	15,986	1.0%	(2,265)
Total loans	$1,503,624	100.0%	$1,536,270	100.0%	$(32,646)	$1,575,451	100.0%	$(71,827)

     The Bank’s total loan portfolio was $1.50 billion at September 30, 2011, a slight decrease from December 31, 2010. While loan balances contracted as compared to September 30, 2010, we have experienced an increase in year-to-date loan commitment origination volumes over the past year and fewer loans moving from nonaccrual status to OREO. Reflecting the continued challenges in local residential real estate markets, consumers de-leveraging and uncertainties with respect to the strength of the economy, commercial, real estate construction, and real estate mortgage loan balances declined from year end and more than offset growth in commercial real estate loan balances. The residential real estate construction loan portfolio contracted $26.8 million or 67% since September 30, 2010, and measured just 1% of total loans at most recent quarter end compared to 3% a year ago. Additionally, commercial credit line commitment utilization at most recent quarter end remained low compared to historical levels.

     Interest and fees earned on our loan portfolio are our primary source of revenue, and it will be very important that we continue to improve loan originations and increase loan balances in order to grow overall revenues. Our ability to achieve loan growth at acceptable spreads will be dependent on many factors, including the effects of competition, economic conditions in our markets, health of the real estate market, retention of key personnel and valued customers, and our ability to close loans in the pipeline.

     At September 30, 2011, the Bank had outstanding loans of $5.5 million to persons serving as directors, executive officers, principal stockholders and their related interests. These loans, when made, were made in the ordinary course of business on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to customers not related to the Bank. At September 30, 2011, and December 31, 2010, Bancorp had no bankers’ acceptances.

     Below is a discussion of our loan portfolio by category.

     Commercial. At September 30, 2011, the outstanding balance of commercial loans and lines was $296.3 million or approximately 20% of the Company’s total loan portfolio. The total commercial lines and loans balance decreased by $13.0 million or 4% from $309.3 million at year end 2010.

     At September 30, 2011, commercial lines of credit accounted for $185.8 million or 63% of total outstanding commercial loans and lines, while commercial term loans accounted for $110.5 million or 37% of the total. The commercial line utilization remained towards the low end of our customers’ utilization range over the past few years.

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

     Real Estate Construction. At September 30, 2011, the balance of real estate construction loans was $26.0 million, a reduction of $18.1 million or 41% from $44.1 million at December 31, 2010. Total real estate construction loans represented 2% of the total loan portfolio at the end of the third quarter, down from 3% at December 31, 2010, and 4% a year ago. Additionally, at the end of the third quarter 2011, the Bank’s real estate construction concentration at 14% relative to Tier 1 capital and allowance for credit losses was well within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines which set forth a 100% limit for such ratio.

     Until the supply and market demand for new homes is more in balance and volume of homes being foreclosed upon declines from recent levels, there will be limited demand for new residential construction loans in the market place. Limited financing for vertical construction may be made available. However, we still view residential construction lending as high risk.

     Real Estate Mortgage. The following table presents the components of our real estate mortgage loan portfolio:

					Change from
	September 30, 2011		December 31, 2010		December 31, 2010		September 30, 2010
		Percent of		Percent of				Percent of
		loan		loan				loan
(Dollars in thousands)	Amount	category	Amount	category	Amount	Percent	Amount	category
Mortgage	$59,388	18%	$67,525	19%	$(8,137)	-12%	$71,446	20%
Nonstandard mortgage product	9,945	3%	12,523	4%	(2,578)	-21%	13,294	4%
Home equity loans and lines of credit	261,457	79%	268,968	77%	(7,511)	-3%	272,132	76%
Total real estate mortgage	$330,790	100%	$349,016	100%	$(18,226)	-5%	$356,872	100%

     At September 30, 2011, real estate mortgage loans totaled $330.8 million or approximately 22% of the Company’s total loan portfolio. This loan category included $9.9 million in nonstandard mortgage loans, a decline from $12.5 million at December 31, 2010, and $13.3 million a year ago. At September 30, 2011, mortgage loans measured $59.4 million or 18% of total real estate mortgage loans, a decline from $71.4 million and 20%, respectively, a year ago. Standard residential mortgage loans to borrowers represented $29.5 million of the mortgage loan category, while the remaining $29.9 million were associated with commercial interests utilizing residences as collateral. Such commercial interests included $19.3 million related to businesses, $1.7 million related to condominiums, and $4.5 million related to ownership of residential land.

     Home equity lines and loans represented 79% or $261.5 million of the real estate mortgage portfolio at September 30, 2011. The overall home equity line utilization measured approximately 61% at September 30, 2011, which was similar to such line utilization a year ago.

     The home equity loans and lines of credit portfolio has experienced some weakness in 2011, as reflected by higher nonaccrual balances and net charge-offs in this portfolio. Should weaknesses in the economy and housing market continue, coupled with persistent high unemployment in our markets, increased real estate mortgage delinquencies and charge-offs may result going forward. Additionally, there may be requests made in the future for repurchases of real estate mortgage loans previously sold by the Company in the secondary market. At September 30, 2011, the number of repurchase requests and the balances associated with those requests was not material.

     The following table shows home equity lines of credit and loans by market areas at the date shown and indicates a geographic distribution of balances remaining fairly representative of our branch presence in these markets:

(Dollars in thousands)	September 30, 2011		December 31, 2010
Region	Amount	Percent of total	Amount	Percent of total
Portland-Beaverton, Oregon / Vancouver, Washington	$125,208	48%	$127,479	48%
Salem, Oregon	61,871	24%	62,533	23%
Oregon non-metropolitan area	26,808	10%	27,615	10%
Olympia, Washington	18,632	7%	17,236	7%
Washington non-metropolitan area	12,989	5%	14,489	5%
Bend, Oregon	4,530	2%	5,692	2%
Other	11,419	4%	13,924	5%
Total home equity loan and line portfolio	$261,457	100%	$268,968	100%

     Commercial Real Estate. The compositions of commercial real estate loan portfolio based on collateral type were as follows:

(Dollars in thousands)	September 30, 2011		December 31, 2010		September 30, 2010
		% of loan		% of loan		% of loan
	Amount	category	Amount	category	Amount	category
Office Buildings	$183,146	21.9%	$182,376	22.3%	$186,084	22.5%
Retail Facilities	114,606	13.7%	108,874	13.3%	112,245	13.6%
Multi-Family - 5+ Residential	60,731	7.3%	58,606	7.2%	54,384	6.6%
Commercial/Agricultural	60,059	7.2%	54,361	6.6%	56,566	6.8%
Industrial parks and related	58,310	7.0%	59,493	7.3%	61,598	7.4%
Medical Offices	57,781	6.9%	55,294	6.8%	59,200	7.2%
Manufacturing Plants	53,109	6.3%	47,341	5.8%	45,120	5.4%
Hotels/Motels	35,027	4.2%	35,724	4.4%	42,036	5.1%
Assisted Living	22,191	2.7%	25,669	3.1%	25,857	3.1%
Mini Storage	21,795	2.6%	24,678	3.0%	24,946	3.0%
Land Development and Raw Land	20,318	2.4%	19,534	2.4%	19,198	2.3%
Food Establishments	19,132	2.3%	16,370	2.0%	15,414	1.9%
Other	130,547	15.5%	130,257	15.8%	125,020	15.1%
Total commercial real estate loans	$836,752	100.0%	$818,577	100.0%	$827,668	100.0%

     The commercial real estate portfolio increased $18.2 million or 2.2% from $818.6 million at December 31, 2010, to $836.8 million at September 30, 2011. At quarter end, loans secured by office buildings and retail facilities accounted for 35.6% of the commercial real estate portfolio, relatively unchanged from prior periods shown.

     The compositions of the commercial real estate loan portfolio by occupancy type were as follows:

	September 30, 2011		December 31, 2010		Change		September 30, 2010
		Mix		Mix		Mix
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Owner occupied	$394,563	47%	$383,047	47%	$11,516	0%	$391,771	47%
Non-owner occupied	442,189	53%	435,530	53%	6,659	0%	435,897	53%
Total commercial real estate loans	$836,752	100%	$818,577	100%	$18,175		$827,668	100%

     Over the periods shown, the mix between owner occupied and non-owner occupied commercial real estate has remained fairly stable with balances increasing in both segments since year end 2010. At September 30, 2011, the Bank’s commercial real estate concentration, at 127% relative to Tier 1 capital and allowance for credit losses, was well within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines which set forth a 300% limit for such ratio. The following table shows the commercial real estate portfolio by property location:

(Dollars in thousands)	September 30, 2011
		Number of	Percent of
Region	Amount	loans	total
Portland-Beaverton, Oregon / Vancouver, Washington	$441,465	733	53%
Salem, Oregon	151,979	389	18%
Oregon non-metropoliton area	53,935	159	6%
Seattle-Tacoma-Bellevue, Washington	37,540	45	4%
Washington non-metropoliton area	30,811	105	4%
Olympia, Washington	30,977	77	4%
Bend, Oregon	24,476	24	3%
Other	65,569	98	8%
Total commercial real estate loans	$836,752	1,630	100%

     As shown in the table above, the distribution of our commercial real estate portfolio at September 30, 2011, was fairly consistent with our branch presence in our operating markets. The average size of our commercial real estate loans was approximately $.5 million at September 30, 2011. The following table shows the commercial real estate portfolio by year of stated maturity:

	September 30, 2011
		Number of	Percent of
(Dollars in thousands)	Amount	loans	total
2011	$25,294	44	3.0%
2012	53,046	81	6.4%
2013 & After	758,412	1,505	90.6%
Total commercial real estate loans	$836,752	1,630	100.0%

     At September 30, 2011, commercial real estate loans with stated loan maturities in 2011 and 2012 totaled $78.3 million or a relatively modest 9.4% of the $836.8 million total commercial real estate portfolio. Commercial real estate markets continue to be vulnerable to financial and valuation pressures that may limit refinance options and negatively impact borrowers’ ability to perform under existing loan agreements. Declining values of commercial real estate or higher market interest rates may have a further adverse affect on the ability of borrowers with maturing loans to satisfy loan to value ratios required to renew such loans.

Nonperforming Assets and Delinquencies

     Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing interest and OREO. The following table presents information with respect to total nonaccrual loans by category and OREO for the periods shown:

	Sept. 30, 2011		Jun. 30, 2011	Mar. 31, 2011	Dec. 31, 2010	Sept. 30, 2010
		Percent of
		loan
(Dollars in thousands)	Amount	category	Amount	Amount	Amount	Amount
Commercial loans	$9,987	3.4%	$9,280	$12,803	$13,377	$13,319
Real estate construction loans:
Commercial real estate construction	3,886	30.2%	4,357	4,032	4,077	3,391
Residential real estate construction	3,311	25.1%	3,439	4,093	6,615	13,316
Total real estate construction loans	7,197	27.7%	7,796	8,125	10,692	16,707
Real estate mortgage loans:
Mortgage	5,876	9.9%	5,734	5,714	9,318	13,040
Nonstandard mortgage product	5,001	50.3%	5,793	6,451	5,223	5,150
Home equity loans and lines of credit	3,285	1.3%	2,755	1,426	950	1,538
Total real estate mortgage loans	14,162	4.3%	14,282	13,591	15,491	19,728
Commercial real estate loans	21,513	2.6%	19,263	19,424	21,671	18,792
Installment and other consumer loans	6	0.0%	1	-	-	-
Total nonaccrual loans	52,865	3.5%	50,622	53,943	61,231	68,546
90 day past due and accruing interest	-		-	-	-	-
Total nonperforming loans	52,865	3.5%	50,622	53,943	61,231	68,546
Other real estate owned	30,234		35,374	39,329	39,459	35,814
Total nonperforming assets	$83,099		$85,996	$93,272	$100,690	$104,360

Nonperforming loans to total loans	3.52%		3.33%	3.51%	3.99%	4.35%
Nonperforming assets to total assets	3.30%		3.49%	3.80%	4.09%	4.20%

Delinquent loans 30-89 days past due	$5,556		$9,961	$4,901	$2,721	$5,502
Delinquent loans to total loans	0.37%		0.65%	0.32%	0.18%	0.35%

     At September 30, 2011, total nonperforming assets were $83.1 million, or 3.30% of total assets, compared to $100.7 million, or 4.09%, at December 31, 2010, and $104.4 million or 4.20% a year ago. Nonperforming assets have declined for ten consecutive quarters and were down 20% from September 30, 2010. The balance of total nonperforming assets at quarter end reflected write-downs totaling $45.8 million or 36% from the original principal loan balance.

     Over the past year, total nonaccrual loans declined $15.7 million or 23% to $52.9 million at September 30, 2011. The reduction was largely due to the Company taking ownership of additional residential and commercial properties related to loans which previously were on nonaccrual status, nonaccrual loan payoffs, charge-offs, and a slowing inflow of additional loans being placed on nonaccrual status. Over the past year, nonaccrual commercial, residential real estate construction and real estate mortgage loans declined and more than offset a modest increase in nonaccrual commercial real estate loans.

     OREO. The following table presents activity in the total OREO portfolio for the periods shown:

(Dollars in thousands)	Total OREO related activity
	Amount	Number
Full year 2010:
Beginning balance January 1, 2010	$53,594	672
Additions to OREO	25,199	123
Capitalized improvements	3,185	-
Valuation adjustments	(6,649)	-
Disposition of OREO properties	(35,870)	(393)
Ending balance December 31, 2010	$39,459	402

First Quarter 2011
Additions to OREO	$6,354	25
Capitalized improvements	125	-
Valuation adjustments	(657)	-
Disposition of OREO properties	(5,952)	(28)
Ending balance March 31, 2011	$39,329	399

Second Quarter 2011
Additions to OREO	$4,013	18
Capitalized improvements	257	-
Valuation adjustments	(1,555)	-
Disposition of OREO properties	(6,670)	(51)
Ending balance June 30, 2011	$35,374	366

Third Quarter 2011
Additions to OREO	$1,539	16
Capitalized improvements	133	-
Valuation adjustments	(696)	-
Disposition of OREO properties	(6,116)	(74)
Ending balance September 30, 2011	$30,234	308

Year to Date 2011
Beginning balance January 1, 2011	$39,459	402
Additions to OREO	11,906	59
Capitalized improvements	515	-
Valuation adjustments	(2,908)	-
Disposition of OREO properties	(18,738)	(153)
Ending balance September 30, 2011	$30,234	308

     The Company has remained focused on OREO property disposition activities. During the third quarter 2011 the Company added $1.5 million in OREO property, a significant reduction from prior periods, and disposed of $6.1 million in OREO property. At September 30, 2011, the OREO portfolio consisted of 308 properties valued at $30.2 million. The quarter end OREO balance reflected write-downs totaling 52% from the original loan principal balance, a percentage write-down that was similar to a year ago. The largest balances in the OREO portfolio at September 30, 2011, were attributable to income producing properties, followed by homes and residential site development projects, all of which are located within the region in which we operate. For more information regarding the Company’s OREO, see the discussion under the subheading “OREO” and “Critical Accounting Policies” included in Item 7 of the Company’s 2010 10-K.

     The following table presents segments of the OREO portfolio for the periods shown:

(Dollars in thousands)	September 30,	# of	June 30,	# of	March 31,	# of
	2011	properties	2011	properties	2011	properties
Income producing properties	$8,139	14	$9,237	14	$6,613	9
Homes	6,329	27	10,108	43	15,093	64
Residential site developments	4,877	176	5,912	215	6,973	236
Land	3,762	10	4,052	11	4,427	11
Lots	3,175	54	3,126	52	3,758	56
Condominiums	3,131	17	1,900	14	1,792	12
Multifamily	455	4	673	11	673	11
Commercial site developments	366	6	366	6	-	-
Total	$30,234	308	$35,374	366	$39,329	399

     Expenses from the acquisition, maintenance and disposition of OREO properties are included in other noninterest expense in the statements of income. Our operating results will be impacted by our ability to dispose of OREO properties at prices that are in line with current valuation expectations. Further decline in real estate market values in our area would lead to additional OREO valuation adjustments or losses upon final disposal, which would have an adverse effect on our results of operations.

     Delinquencies. Bancorp also monitors delinquencies, defined as loan balances 30-89 days past due, not on nonaccrual status, as an indicator of future nonperforming assets. Total delinquencies were $5.6 million or .37% of total loans at September 30, 2011, up from $2.7 million or .18% at December 31, 2010, and substantially unchanged from $5.5 million or .35% at September 30, 2010.

     The following table summarizes total delinquent loan balances by type of loan as of the dates shown:

(Dollars in thousands)	September 30, 2011		December 31, 2010		September 30, 2010
		Percent of		Percent of		Percent of
	Amount	loan category	Amount	loan category	Amount	loan category
Loans 30-89 days past due, not on nonaccrual status
Commercial	$610	0.21%	$52	0.02%	$1,130	0.36%
Real estate construction	-	0.00%	-	0.00%	-	0.00%
Real estate mortgage:
Mortgage	455	0.77%	409	0.01%	586	0.82%
Nonstandard mortgage product	-	0.00%	945	0.08%	565	4.25%
Home equity loans and lines of credit	219	0.08%	708	0.00%	373	0.14%
Total real estate mortgage	674	0.20%	2,062	0.59%	1,524	0.43%
Commercial real estate	4,184	0.50%	555	0.07%	2,807	0.34%
Installment and consumer	88	0.64%	52	0.34%	41	0.25%
Total loans 30-89 days past due, not in nonaccrual status	$5,556		$2,721		$5,502

Delinquent loans past due 30-89 days to total loans	0.37%		0.18%		0.35%

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

     The following table is a summary of activity in the allowance for credit losses for the periods presented:

	September 30,	June 30,	March 31,	Dec. 31,	Sep. 30,
(Dollars in thousands)	2011	2011	2011	2010	2010
Loans outstanding at end of period	$1,503,624	$1,521,147	$1,535,700	$1,536,270	$1,575,451
Average loans outstanding during the period	1,515,091	1,523,170	1,529,290	1,556,975	1,586,849

Allowance for credit losses, beginning of period	39,231	40,429	41,067	42,618	44,347
Total provision for credit losses	1,132	3,426	2,076	1,693	1,567
Loan charge-offs:
Commercial	(1,462)	(460)	(761)	(1,268)	(713)
Commercial real estate construction	(472)	(648)	(65)	(76)	-
Residential real estate construction	(95)	(218)	(311)	(471)	(906)
Total real estate construction	(567)	(866)	(376)	(547)	(906)
Mortgage	(194)	(145)	(310)	(533)	(450)
Nonstandard mortgage	(63)	(85)	(316)	(77)	(7)
Home equity lines of credit	(547)	(2,301)	(859)	(673)	(572)
Total real estate mortgage	(804)	(2,531)	(1,485)	(1,283)	(1,029)
Commercial real estate	(800)	(563)	(329)	(587)	(343)
Installment and consumer	(32)	(201)	(176)	(69)	(288)
Overdraft	(279)	(239)	(287)	(382)	(399)
Total loan charge-offs	(3,944)	(4,860)	(3,414)	(4,136)	(3,678)
Recoveries:
Commercial	281	139	498	159	189
Commercial real estate construction	-	-	-	-	-
Residential real estate construction	182	5	-	382	93
Total real estate construction	182	5	-	382	93
Mortgage	9	6	105	186	1
Nonstandard mortgage	2	2	1	1	2
Home equity loans and lines of credit	31	10	6	103	4
Total real estate mortgage	42	18	112	290	7
Commercial real estate	21	2	3	3	4
Installment and consumer	26	16	8	10	16
Overdraft	45	56	79	48	73
Total recoveries	597	236	700	892	382
Net loan charge-offs	(3,347)	(4,624)	(2,714)	(3,244)	(3,296)
Allowance for credit losses, end of period	$37,016	$39,231	$40,429	$41,067	$42,618

Components of allowance for credit losses
Allowance for loan losses	$36,314	$38,422	$39,692	$40,217	$41,753
Reserve for unfunded commitments	702	809	737	850	865
Total allowance for credit losses	$37,016	$39,231	$40,429	$41,067	$42,618

Net loan charge-offs to average loans annualized	0.88%	1.22%	0.72%	0.83%	0.82%

Allowance for loan losses to total loans	2.42%	2.53%	2.58%	2.62%	2.65%
Allowance for credit losses to total loans	2.46%	2.58%	2.63%	2.67%	2.71%

Allowance for loan losses to nonperforming loans	69%	76%	74%	66%	61%
Allowance for credit losses to nonperforming loans	70%	78%	75%	67%	62%

     At September 30, 2011, the Company’s allowance for credit losses was $37.0 million, consisting of a $31.2 million formula allowance, a $4.7 million unallocated allowance, a $.4 million specific allowance and a $.7 million reserve for unfunded commitments. At December 31, 2010, our allowance for credit losses was $41.1 million, consisting of a $33.5 million formula allowance, a $6.2 million unallocated allowance, a $.6 million specific allowance and a $.8 million reserve for unfunded commitments. The reserve for unfunded commitments was included in other liabilities as of both period ends. At September 30, 2011, the allowance for credit losses was 2.46% of total loans, a decrease from 2.67% at December 31, 2010, and from 2.58% at June 30, 2011. At September 30, 2011, the allowance for credit losses was 70% of nonperforming loans, as compared to 67% at December 31, 2010, and 78% at June 30, 2011. The decline in the allowance for credit losses to nonperforming loans in third quarter 2011 was the result of lower required reserves due to favorable risk rating migration and a lower level of unallocated reserves.

     Overall, we believe that the allowance for credit losses is adequate to absorb probable losses in the loan portfolio at September 30, 2011, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. Please see Item 1A “Risk Factors” in our 2010 10-K.

     Net Loan Charge-offs. For the quarter ended September 30, 2011, total net loan charge-offs were $3.3 million or unchanged from third quarter 2010. Year-over-year third quarter, commercial and commercial real estate loan net charge-offs increased and offset declines in real estate construction and mortgage loan net charge-offs. Third quarter 2011 annualized net loan charge-offs to total average loans outstanding was 0.88%, up slightly from 0.82% in the same quarter last year but down from 1.22% in the previous quarter.

Deposits and Borrowings

     The following table summarizes the quarterly average dollar amount in, and the interest rate paid on, each of the deposit and borrowing categories during the third quarters of 2011 and 2010 and second quarter 2011:

	Third Quarter 2011			Second Quarter 2011			Third Quarter 2010
	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate
(Dollars in thousands)	Balance	of total	Paid	Balance	of total	Paid	Balance	of total	Paid
Non-interest bearing demand	$615,956	31.5%	-	$578,562	29.9%	-	$550,695	27.6%	-
Interest bearing demand	363,554	18.6%	0.05%	365,407	18.9%	0.09%	337,214	16.9%	0.11%
Savings	114,779	5.9%	0.09%	110,683	5.7%	0.15%	106,768	5.3%	0.19%
Money market	661,871	33.9%	0.19%	654,668	33.9%	0.36%	667,150	33.4%	0.53%
Time deposits	196,807	10.1%	1.20%	224,674	11.6%	1.38%	336,678	16.8%	1.78%
Total deposits	1,952,967	100.0%	0.20%	1,933,994	100.0%	0.31%	1,998,505	100.0%	0.51%

Short-term borrowings 1	39,926		9.33%	6,461		2.88%	-		0.00%
Long-term borrowings 1 2	180,428		7.60%	213,138		3.05%	215,199		3.00%
Total borrowings	220,354		7.91%	219,599		3.04%	215,199		3.00%

Total deposits and borrowings	$2,173,321		1.37%	$2,153,593		0.80%	$2,213,704		1.00%

1 Includes $2.8 million prepayment fee in connections with prepaying $88.3 million in FHLB borrowings in the third quarter 2011.
2 Long-term borrowings include junior subordinated debentures.

     Third quarter 2011 average total deposits of $1.95 billion declined 2%, or $45.5 million from the same quarter in 2010. This decrease was mainly due to the decision to continue to reduce higher cost time deposit balances, which declined $139.9 million or 42% from the same quarter last year. Time deposits represented just 10% of the Bank’s average total deposits in the most recent quarter, a decline from 17% in the same quarter of 2010. The combination of the Bank’s favorable shift in deposit mix and deposit pricing strategies helped reduce the average rate paid on total deposits to 0.20% in third quarter 2011, a decline of 31 basis points from 0.51% in the same quarter of 2010 and a decline of 11 basis points from .31% in the second quarter of 2011. Whether we will continue to be successful maintaining our low cost deposit base will depend on various factors, including deposit pricing strategies, market interest rates, the effects of competition, client behavior, and regulatory changes and requirements.

     At September 30, 2011, total brokered deposits were $7.3 million, unchanged from June 30, 2011, and down from $31.4 million at September 30, 2010. Brokered deposits have not been replaced as they have matured.

     The average balance of long-term borrowings decreased $34.8 million to $180.4 million in the quarter ended September 30, 2011, compared to the same period last year. On September 28, 2011, the Bank made a prepayment of $88.3 million in FHLB borrowings with an average rate of 3.14% and incurred a prepayment charge of $2.8 million. Concurrent with the prepayment, the Bank elected to enter into $50.0 million in new term borrowings with the FHLB at a rate of .85%. Without the debt prepayment charges in the third quarter, the short and long term rates paid in the quarter would have been 2.80% and 3.25% respectively.

     At September 30, 2011, the balance of junior subordinated debentures issued in connection with our prior issuances of trust preferred securities was $51.0 million or unchanged from September 30, 2010. During the second quarter of 2011 the holding company paid all previously deferred interest on its trust preferred securities and in both the second and third quarter it paid quarterly interest payments due. Under the Company’s December 2009 agreement with the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (“DFCS”) and the Federal Reserve Bank (“Reserve Bank”), the Company must request regulatory approval prior to making payments on our trust preferred securities. For additional detail regarding Bancorp’s outstanding debentures, see Note 9 in the financial statements included under Item 1 of this report.

Capital Resources

     The Board of Governors of the Federal Reserve System (“Federal Reserve”) and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. For more information on these topics, see the discussions under the subheadings “Capital Adequacy Requirements” in the section “Supervision and Regulation” included in Item 1 of the Company’s 2010 10-K. The following table summarizes the capital measures of Bancorp and the Bank at September 30, 2011:

	West Coast Bancorp			West Coast Bank			Minimum requirements
(Dollars in thousands)	September 30,		December 31,	September 30,		December 31,	Adequately	Well
	2011	2010	2010	2011	2010	2010	Capitalized	Capitalized
Tier 1 risk-based capital ratio	18.43%	16.96%	17.47%	17.74%	16.30%	16.79%	4.00%	6.00%
Total risk-based capital ratio	19.69%	18.23%	18.74%	19.00%	17.56%	18.05%	8.00%	10.00%
Leverage ratio	13.72%	12.84%	13.02%	13.20%	12.34%	12.51%	4.00%	5.00%

Total stockholders' equity	$296,867	$274,707	$272,560	$334,746	$312,783	$310,487

     Bancorp’s total risk-based capital ratio improved to 19.69% at September 30, 2011, from 18.74% at December 31, 2010, and 18.23% at September 30, 2010, while Bancorp's Tier 1 risk-based capital ratio increased to 18.43% at the most recent quarter end, from 17.47% at year end 2010 and 16.96% at September 30, 2010. These increases were primarily due to the Company returning to profitability over the past twelve months. The total risk-based capital ratio at the Bank improved to 19.00% at September 30, 2011, from 18.05% at year end 2010, and 17.56% at September 30, 2010, while the Bank’s Tier 1 risk-based capital ratio increased to 17.74% from 16.79% and 16.30% as of the same respective dates. Additionally, the leverage ratio at the Bank improved to 13.20% at September 30, 2011, from 12.51% at year end 2010, and 12.34% a year ago.

     The total risk based capital ratios of Bancorp include $51.0 million of junior subordinated debentures which qualified as Tier 1 capital at September 30, 2011, under guidance issued by the Federal Reserve. As provided in the Dodd-Frank Act, which was signed into law on July 21, 2010, Bancorp expects to continue to rely on these junior subordinated debentures as part of its regulatory capital. However, at this point, Bancorp does not expect to issue additional junior subordinated debentures as any future issued junior subordinated debentures would not qualify as Tier 1 total capital under Dodd-Frank.

     Bancorp’s stockholders’ equity was $296.9 million at September 30, 2011, up from $272.6 million at year end 2010 and $274.7 million at September 30, 2010. While the Company has no immediate plans to raise additional capital, it may decide to do so at some time in the future. At such time, Bancorp may offer and issue qualifying equity or debt instruments. Any equity or debt financing, if available at all, may be dilutive to existing shareholders or include covenants or other restrictions that limit the Company’s activities.

Liquidity and Sources of Funds

     The Bank’s sources of funds include customer deposits, loan repayments, advances from the FHLB, maturities of investment securities, sales of “Available for Sale” securities, loan and OREO sales, net income, if any, and loans taken out at the Reserve Bank discount window. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows, unscheduled loan prepayments, and loan and OREO sales are not. Deposit inflows, sales of securities, loan and OREO properties, and unscheduled loan prepayments may, amongst other factors, be influenced by general interest rate levels, interest rates available on other investments, competition, market and general economic conditions.

     Deposits are our primary source of funds, and at September 30, 2011, our loan to deposit ratio was 76%, a decline from 79% and 80% at December 31, 2010, and September 30, 2010, respectively. Lower loan balances caused the collective balance of interest bearing deposits at the Reserve Bank and investment securities portfolio of $873.3 million to account for a significant 37% of total earning assets at September 30, 2011. In light of our substantial liquidity position, a portion of which is funded at a higher cost of funds than amounts being earned and therefore has an adverse impact on net interest income and operating results, we continued to reduce brokered, and other time deposits during the most recent quarter.

     The following table summarizes the Bank’s primary liquidity, on balance sheet liquidity, and net non-core funding dependency ratios. The primary liquidity ratio represents the sum of net cash, short-term and marketable assets and available borrowing lines divided by total deposits. The on balance sheet consists of the sum of net cash, short-term and marketable assets divided by total deposits. The net non-core funding dependency ratio is non-core liabilities less short-term investments divided by long-term assets. The Bank’s primary liquidity, on balance sheet liquidity, and net non-core funding dependency ratios remained strong at quarter end:

	September 30,	December 31,
	2011	2010
Primary liquidity	46%	37%
On balance sheet liquidity	28%	15%
Net non-core funding dependency	7%	6%

     At September 30, 2011, the Bank had outstanding borrowings of $158.1 million, against its $472.8 million in established borrowing capacity with the FHLB, as compared to $168.6 million outstanding against its $673.0 million in established borrowing capacity at December 31, 2010. The borrowing capacity at the FHLB declined from year end as the Bank elected to hold a higher balance of unpledged securities. The Bank’s borrowing facility is subject to collateral and stock ownership requirements. The Bank also had an available discount window primary credit line with the Reserve Bank of approximately $41.6 million at September 30, 2011, with no balance outstanding at either September 30, 2011, or December 31, 2010. The Reserve Bank line is subject to collateral requirements.

     On December 15, 2009, Bancorp entered into a Written Agreement with the Reserve Bank and DFCS. For detailed discussion of the Written Agreement, see Item 1, “Business – Current Regulatory Actions” in our 2010 10-K. Under the Written Agreement, Bancorp may not directly or indirectly take dividends or other forms of payment representing a reduction in capital from the Bank without the prior written approval of the Reserve Bank and the DFCS. Also, under our Memorandum of Understanding, the Bank may not pay dividends to the holding company without the consent of the FDIC and the DFCS. At September 30, 2011, the holding company did not have any borrowing arrangements of its own.

Off-Balance Sheet Arrangements

     At September 30, 2011, the Bank had commitments to extend credit of $548.7 million, which was down 4% compared to $571.6 million at December 31, 2010. For additional information regarding off balance sheet arrangements and future financial commitments, see Note 7 “Commitments and Contingent Liabilities” in the financial statements included under Item 1 of this report.

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

Item 1A. Risk Factors

Actions required of the Bank under the Order could adversely affect our revenues and net income.

     The Order requires the Bank to provide an opt-in form to eligible customer (individuals with a consumer checking account opened before December 20, 2010 and who previously opted-in to permit overdrafts on their checking account resulting from ATM and one-time debit card transactions). If an eligible customer does not make an opt-in election the Bank must cease assessing overdraft fees resulting from ATM and one-time debit card transactions and decline the transaction. If a large number of customers do not elect to opt-in our revenues and net income would be materially negatively affected.

     For detailed discussion of additional risks that may affect our business, see Item 1A, “Risk Factors” in our 2010 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2011. All share amounts have been restated for the recent Reverse Stock Split:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased (1)	per Share	(2)	Under the Plans or Programs
7/1/11 - 7/31/11	-	$0.00	-	210,364
8/1/11 - 8/31/11	672	$12.99	-	210,364
9/1/11 - 9/30/11	394	$14.12	-	210,364
Total for quarter	1,066		-

(1)	Shares repurchased by Bancorp during the quarter include shares acquired from employees in connection with stock option exercises and cancellation of restricted stock to pay withholding taxes totaling 0 shares, 672 shares, and 394 shares, respectively, for the periods indicated. There were no shares repurchased in the periods indicated pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in note 2 below.

(2)	Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 66,000 common shares, which amount was increased by 110,000 shares in September 2000, by .2 million shares in September 2001, by .2 million shares in September 2002, by .2 million shares in April 2004, and by .2 million shares in September 2007 for a total authorized repurchase amount as of September 30, 2011, of approximately 1.0 million shares.

Item 3. Defaults Upon Senior Securities

     None

Item 4. [Reserved]

Item 5. Other Information

     None

Item 6. Exhibits

Exhibit No.	Exhibit
31.1	Certification of CEO under Rule 13(a) – 14(a) of the Exchange Act.

31.2	Certification of CFO under Rule 13(a) – 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350.

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema Document

101.	PRE XBRL Taxonomy Extension Presentation Linkbase Document

101.	LAB XBRL Taxonomy Extension Label Linkbase Document

101.	CAL XBRL Taxonomy Extension Calculation Linkbase Document

101.	DEF XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST COAST BANCORP
(Registrant)

Dated: November 4, 2011	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and Chief Executive Officer

Dated: November 4, 2011	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer