Form 10-Q
period 2012-03-31
WEST COAST BANCORP /NEW/OR/
filed 2012-05-08
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: March 31, 2012

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

     Common Stock, no par value: 19,271,471 shares outstanding as of April 30, 2012.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
(Dollars and shares in thousands, unaudited)	2012	2011
ASSETS

Cash and cash equivalents:
Cash and due from banks	$59,146	$59,955
Federal funds sold	1,803	4,758
Interest-bearing deposits in other banks	108,735	27,514
Total cash and cash equivalents	169,684	92,227
Trading securities	797	747
Investment securities available for sale, at fair value
(amortized cost: $657,942 and $717,593, respectively)	670,534	729,844
Federal Home Loan Bank stock, held at cost	12,148	12,148
Loans held for sale	1,302	3,281
Loans	1,470,848	1,501,301
Allowance for loan losses	(33,854)	(35,212)
Loans, net	1,436,994	1,466,089
Premises and equipment, net	23,935	24,374
Other real estate owned, net	27,525	30,823
Bank owned life insurance	26,423	26,228
Other assets	39,945	44,126
Total assets	$2,409,287	$2,429,887

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand	$620,015	$621,962
Savings and interest bearing demand	503,829	495,117
Money market	614,831	625,373
Time deposits	155,830	173,117
Total deposits	1,894,505	1,915,569

Long-term borrowings	120,000	120,000
Junior subordinated debentures	51,000	51,000
Reserve for unfunded commitments	780	771
Other liabilities	22,020	28,068
Total liabilities	2,088,305	2,115,408

Commitments and contingent liabilities (Note 7)

Stockholders' equity:
Preferred stock: no par value, 10,000 shares authorized;
Series B issued and outstanding: 121 at March 31, 2012 and December 31, 2011	21,124	21,124
Common stock: no par value, 50,000 shares authorized;
issued and outstanding: 19,295 at March 31, 2012 and 19,298 at December 31, 2011	231,472	230,966
Retained earnings	60,741	54,952
Accumulated other comprehensive income	7,645	7,437
Total stockholders' equity	320,982	314,479
Total liabilities and stockholders' equity	$2,409,287	$2,429,887

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended
	March 31,
(Dollars and shares in thousands, except per share amounts, unaudited)	2012	2011
INTEREST INCOME:
Interest and fees on loans	$19,209	$20,299
Interest on taxable investment securities	3,607	4,069
Interest on nontaxable investment securities	492	479
Interest on deposits in other banks	24	70
Interest on federal funds sold	1	1
Total interest income	23,333	24,918

INTEREST EXPENSE:
Savings, interest bearing demand deposits and money market	193	752
Time deposits	384	1,057
Short-term borrowings	1	-
Long-term borrowings	313	1,321
Junior subordinated debentures	309	276
Total interest expense	1,200	3,406
Net interest income	22,133	21,512
Provision for credit losses	89	2,076
Net interest income after provision for credit losses	22,044	19,436

NONINTEREST INCOME:
Service charges on deposit accounts	2,818	3,644
Payment systems related revenue	3,073	2,930
Trust and investment services revenue	935	1,148
Gains on sales of loans	735	513
Other real estate owned valuation adjustments
and (loss) gain on sales	(574)	(334)
Gain (loss) on securities, net:
Gains on sales of securities, net	147	267
Other-than-temporary impairment losses on securities	(1,726)	-
Portion of other-than-temporary, non-credit related losses
recognized in other comprehensive income	1,677	-
Total net gains on securities	98	267
Other noninterest income	802	748
Total noninterest income	7,887	8,916

NONINTEREST EXPENSE:
Salaries and employee benefits	11,478	11,877
Equipment	1,662	1,528
Occupancy	2,075	2,165
Payment systems related expense	1,119	1,247
Professional fees	1,111	982
Postage, printing and office supplies	819	810
Marketing	312	651
Communications	380	378
Other noninterest expense	2,069	2,915
Total noninterest expense	21,025	22,553

INCOME BEFORE INCOME TAXES	8,906	5,799
PROVISION FOR INCOME TAXES	3,117	694
NET INCOME	$5,789	$5,105

Basic earnings per share	$0.28	$0.25
Diluted earnings per share	$0.27	$0.24

Weighted average common shares	19,038	18,960
Weighted average diluted shares	20,054	19,939

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended March 31,
(Dollars in thousands, unaudited)	2012		2011
Net income		$5,789		$5,105
Other comprehensive income, net of tax:
Unrealized holding gains on securities:
Unrealized holding gains (losses) arising during the period	441		(1,713)
Tax (provision) benefit	(173)		667
Unrealized holding gains (losses) arising during the year, net of tax	268		(1,046)

Less: Reclassification adjustment for net other-than-temporary
impairment losses on securities	49		-
Tax benefit	(19)		-
Net impairment losses on securities, net of tax	30		-

Less: Reclassification adjustment for net
gains on sales of securities	(147)		(267)
Tax provision	57		104
Net realized gains, net of tax	(90)		(163)
Other comprehensive income (loss), net of tax		208		(1,209)
Total net comprehensive income		$5,997		$3,896

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
(Dollars in thousands, unaudited)	March 31, 2012	March 31, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$5,789	$5,105
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	2,176	2,132
Amortization of tax credits	163	191
Deferred income tax expense (benefit)	3,772	(1,090)
Amortization of intangibles	-	60
Provision for credit losses	89	2,076
Increase in accrued interest receivable	509	(431)
(Increase) decrease in other assets	(662)	931
Loss on impairment of securities	49	-
Gains on sales of securities	(147)	(267)
Net loss on disposal of premises and equipment	1	8
Net other real estate owned valuation adjustments and (loss) gain on sales	574	334
Gains on sales of loans	(735)	(513)
Origination of loans held for sale	(8,733)	(11,451)
Proceeds from sales of loans held for sale	11,447	13,652
(Decrease) increase in interest payable	(28)	258
Increase (decrease) in other liabilities	(3,829)	1,234
Increase in cash surrender value of bank owned life insurance	(195)	(189)
Stock based compensation expense	410	544
Excess tax benefits associated with stock plans	-	(11)
Decrease (increase) in trading securities	(50)	37
Net cash provided by operating activities	10,600	12,610

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	58,584	72,090
Proceeds from sales of available for sale securities	17,632	20,154
Purchase of available for sale securities	(17,361)	(92,814)
Loans made to customers less (greater) than principal collected on loans	35,332	(8,385)
Purchase of loans	(7,128)	-
Proceeds from the sale of other real estate owned	3,322	6,276
Capital expenditures on other real estate owned	(8)	(125)
Capital expenditures on premises and equipment	(460)	(650)
Net cash provided (used) by investing activities	89,913	(3,454)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, savings and interest
bearing transaction accounts	(5,865)	19,753
Net decrease in time deposits	(17,287)	(31,844)
Proceeds from issuance of short-term borrowings	20,000	-
Repayment of short-term borrowings	(20,000)	-
Proceeds from issuance of common stock-Stock Options	52	11
Redemption of stock pursuant to stock plans	(8)	(10)
Activity in deferred compensation plan	52	(2)
Net cash used by financing activities	(23,056)	(12,092)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	77,457	(2,936)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92,227	177,991
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$169,684	$175,055

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
	Preferred	Common Stock		Retained	Comprehensive
(Shares and dollars in thousands, unaudited)	Stock	Shares	Amount	Earnings	Income	Total
BALANCE, January 1, 2011	$21,124	19,286	$229,722	$21,175	$539	$272,560

Net income	$-	-	$-	$33,777	$-	$33,777
Other comprehensive income, net of tax:	-	-	-	-	6,898	6,898
Redemption of stock pursuant to stock plans	-	(55)	(531)	-	-	(531)
Activity in deferred compensation plan	-	(3)	(27)	-	-	(27)
Issuance of common stock-stock options	-	7	80	-	-	80
Issuance of common stock-restricted stock	-	64	-	-	-	-
Stock based compensation expense	-	-	1,899	-	-	1,899
Tax adjustment associated with stock plans	-	-	(159)	-	-	(159)
Fractional share payment	-	(1)	(18)	-	-	(18)
BALANCE, December 31, 2011	21,124	19,298	230,966	54,952	7,437	314,479

Net income	$-	-	$-	$5,789	$-	$5,789
Other comprehensive income, net of tax:	-	-	-	-	208	208
Redemption of stock pursuant to stock plans	-	(8)	(8)	-	-	(8)
Activity in deferred compensation plan	-	-	52	-	-	52
Issuance of common stock-stock options	-	5	52	-	-	52
Stock based compensation expense	-	-	410	-	-	410
BALANCE, March 31, 2012	$21,124	19,295	$231,472	$60,741	$7,645	$320,982

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information. In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”), and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust Company, Inc. and Totten, Inc., after elimination of intercompany transactions and balances. The Company’s interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements and related notes, including the Company’s significant accounting policies, contained in the Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 10-K”).

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments of a normal, recurring nature that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations and cash flows for the three months ended March 31, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or other future periods.

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

     Supplemental cash flow information. The following table presents supplemental cash flow information for the three months ended March 31, 2012, and 2011.

(Dollars in thousands)	Three months ended
	March 31,
	2012	2011
Supplemental cash flow information:
Cash paid (received) in the period for:
Interest	$1,228	$3,148
Income taxes	-	4,650

Noncash investing and financing activities:
Change in unrealized gain on available
for sale securities, net of tax	$208	$(1,209)
Settlement of secured borrowings	-	(3,085)
OREO and premises and equipment expenditures
accrued in other liabilities	$25	$169
Transfer of loans to OREO	803	6,354

1. BASIS OF PRESENTATION

     New Accounting Pronouncements. In April 2011, the Financial Accounting Standards Board (“FASB”) issued guidance within the Accounting Standards Update (“ASU”) 2011-02 “A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies when a loan modification or restructuring is considered a troubled debt restructuring. This guidance is effective for the first interim or annual period beginning on or after June 15, 2011, and will be applied retrospectively to the beginning of the annual period of adoption. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows.

     In April 2011, the FASB issued guidance within the ASU 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU amends existing guidance regarding the highest and best use and valuation assumption by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The ASU also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. ASU 2011-04 is effective for the Company’s reporting period beginning after December 15, 2011, and was applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows.

     In June 2011, the FASB issued guidance within ASU 2011-05, “Presentation of Comprehensive Income”. This ASU amends current guidance to allow a company the option of presenting the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The guidance does not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments do not change the option for a company to present components of other comprehensive income either net of related tax effects or before related tax effects, with one amount shown for the aggregate income tax expense (benefit) related to the total of other comprehensive income items. The amendments do not affect how earnings per share is calculated or presented. The provisions of ASU 2011-05 were effective for the Company’s reporting period beginning after December 15, 2011, and were applied retrospectively. Early adoption is permitted and there are no required transition disclosures. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows.

2. STOCK PLANS

     On April 24, 2012, shareholders approved Bancorp’s 2012 Omnibus Incentive Plan (the “2012 Incentive Plan”). Bancorp's 2002 Stock Incentive Plan (the “2002 Plan”) was terminated on March 8, 2012, and no additional awards will be granted under the 2002 Plan. The 2012 Incentive Plan authorizes the issuance of up to 400,000 shares to participants in connection with grants of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards. The number of shares that may be issued under the 2012 Incentive Plan is subject to adjustment in certain circumstances.

     It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock awards. Bancorp expenses stock options and restricted stock on a straight line basis over the applicable vesting term. Restricted stock granted under the 2002 Plan generally vested over a two to four year vesting period; however, certain grants were made that vested immediately or over a one year period, including grants to directors. All outstanding stock options have an exercise price that was equal to the closing market value of Bancorp’s stock on the date the options were granted. Options granted under the 2002 Plan generally vested over a two to four year vesting period; however, certain grants were made that vested immediately, including grants to directors. Stock options have a 10 year maximum term.

     The following table presents information on stock options outstanding for the period shown:

	Three months ended
	March 31, 2012
		Weighted Average
	Common Shares	Exercise Price per share
Balance, beginning of period	257,080	$70.12
Granted	-	-
Exercised	(4,505)	11.55
Forfeited/expired	(3,250)	81.31
Balance, end of period	249,325	$71.03

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

	Three months ended	Three months ended
(Dollars in thousands, except share and per share data)	March 31, 2012	March 31, 2011
Stock options vested and expected to vest:
Number	243,295	294,885
Weighted average exercise price per share	$71.03	$67.10
Aggregate intrinsic value	$477	$446
Weighted average contractual term of options	3.8 years	4.4 years

Stock options vested and currently exercisable:
Number	242,801	255,981
Weighted average exercise price per share	$71.26	$74.25
Aggregate intrinsic value	$490	$274
Weighted average contractual term of options	3.8 years	3.8 years

Unearned compensation related to stock options	$3	$70

2. STOCK PLANS

     There were no stock option grants for the three months ended March 31, 2012, and 2011.

     The following table presents information on restricted stock outstanding for the period shown:

	Three months ended
	March 31, 2012
		Weighted Average Market
	Restricted Shares	Price at Grant
Balance, beginning of period	264,631	$16.98
Granted	-	-
Vested	(3,031)	17.01
Forfeited	(7,370)	15.14
Balance, end of period	254,230	$17.03

Weighted average remaining recognition period	2.1 years

     The balance of unearned compensation related to restricted stock shares as of March 31, 2012, and March 31, 2011, was $2.8 million and $4.1 million, respectively.

     The following table presents stock-based compensation expense for the periods shown:

	Three months ended
	March 31,
(Dollars in thousands)	2012	2011
Restricted stock expense	$398	$507
Stock option expense	12	37
Total stock-based compensation expense	$410	$544

     The income tax benefit recognized in the income statement for restricted stock compensation expense in the three months ended March 31, 2012, and March 31, 2011, was $151,000 and $193,000, respectively.

     The cash received from stock option exercises was $52,000 and $11,000 for the three months ended March 31, 2012, and March 31, 2011, respectively. The Company had no tax benefits from disqualifying dispositions involving incentive stock options, the exercise of non-qualified stock options, and the vesting and release of restricted stock for the three months ended March 31, 2012, and March 31, 2011.

3. INVESTMENT SECURITIES

     The following tables present the available for sale investment portfolio as of March 31, 2012, and December 31, 2011:

(Dollars in thousands)
March 31, 2012	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$200	$1	$-	$201
U.S. Government agency securities	191,172	3,309	(13)	194,468
Corporate securities	14,303	-	(5,786)	8,517
Mortgage-backed securities	384,206	10,038	(10)	394,234
Obligations of state and political subdivisions	56,769	4,457	(40)	61,186
Equity investments and other securities	11,292	659	(23)	11,928
Total	$657,942	$18,464	$(5,872)	$670,534

(Dollars in thousands)
December 31, 2011	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$200	$3	$-	$203
U.S. Government agency securities	216,211	3,453	(33)	219,631
Corporate securities	14,351	-	(5,844)	8,507
Mortgage-backed securities	419,510	9,351	(136)	428,725
Obligations of state and political subdivisions	56,003	4,736	(7)	60,732
Equity investments and other securities	11,318	749	(21)	12,046
Total	$717,593	$18,292	$(6,041)	$729,844

     At March 31, 2012, the fair value of the securities in the investment portfolio was $670.5 million while the amortized cost was $657.9 million, reflecting a net unrealized gain in the portfolio of $12.6 million. At December 31, 2011, the fair value and amortized cost of securities in the investment portfolio were $729.8 million and $717.5 million, respectively, reflecting a net unrealized gain of $12.3 million.

     At March 31, 2012, the corporate securities portfolio included four pooled trust preferred securities issued by banks and insurance companies with amortized cost of $13.8 million and an estimated fair market value of $8.0 million resulting in an estimated $5.8 million unrealized loss. This unrealized loss reflects a decline in market value since the purchase of these securities. Credit deterioration and wide credit and liquidity spreads contributed to the unrealized loss. These pooled trust preferred securities are rated C or better by the rating agencies that cover these securities and they have several features that reduce credit risk, including seniority over certain tranches in the same pool and the benefit of certain collateral coverage tests.

3. INVESTMENT SECURITIES

     The following tables provide the fair value and gross unrealized losses on securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of March 31, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$12,673	$(13)	$-	$-	12,673	(13)
Corporate securities	-	-	8,017	(5,786)	8,017	(5,786)
Mortgage-backed securities	12,269	(4)	9,213	(6)	21,482	(10)
Obligations of state and political subdivisions	2,043	(40)	-	-	2,043	(40)
Equity and other securities	597	(4)	1,181	(19)	1,778	(23)
Total	$27,582	$(61)	$18,411	$(5,811)	$45,993	$(5,872)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$14,627	$(33)	$-	$-	$14,627	$(33)
Corporate securities	-	-	8,007	(5,844)	8,007	(5,844)
Mortgage-backed securities	26,416	(130)	9,538	(6)	35,954	(136)
Obligations of state and political subdivisions	234	(7)	-	-	234	(7)
Equity and other securities	598	(2)	1,182	(19)	1,780	(21)
Total	$41,875	$(172)	$18,727	$(5,869)	$60,602	$(6,041)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of March 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$81,204	$(825)	$-	$-	$81,204	$(825)
Corporate securities	-	-	9,349	(4,664)	9,349	(4,664)
Mortgage-backed securities	166,586	(2,521)	986	(84)	167,572	(2,605)
Obligations of state and political subdivisions	8,805	(159)	-	-	8,805	(159)
Equity and other securities	1,957	(42)	1	(1)	1,958	(43)
Total	$258,552	$(3,547)	$10,336	$(4,749)	$268,888	$(8,296)

     At March 31, 2012, the Company had six investment securities with an amortized cost of $24.2 million and an unrealized loss of $5.8 million that have been in a continuous unrealized loss position for more than 12 months. Pooled trust preferred securities accounted for the majority of unrealized loss in these securities.

     There were a total of eight securities in Bancorp’s investment portfolio that have been in a continuous unrealized loss position for less than 12 months with an amortized cost of $27.6 million and a total unrealized loss of $61,000 at March 31, 2012. The unrealized loss on these investment securities was predominantly caused by changes in market interest rates, average life, or credit spreads subsequent to purchase. The fair value of most of the Company’s securities fluctuates as market interest rates change.

3. INVESTMENT SECURITIES

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

     The Company recorded a credit related OTTI charge of $.2 million pretax in the second quarter of 2011 related to a pooled trust preferred security in its investment portfolio, which also was placed on nonaccrual status at the same time. An additional credit related OTTI charge of $49,000, pretax, relating to this same security was deemed necessary in the first quarter of 2012. We do not intend to sell this security, and it is not likely that we will be required to sell this security, but we do not expect to recover the entire amortized cost basis of the security. The amount of OTTI related to credit losses recognized in earnings represents the portion of amortized cost of the security that we do not expect to recover and is based on the estimated cash flow expected from the security, discounted by the estimated future coupon rates of the security. We estimate cash flows based on the performance of the underlying collateral for the security and the overall structure of the security. Factors considered in the performance of underlying collateral include current default and deferral rates, estimated future default, deferral and recovery rates, and prepayment rates. Factors considered in the overall structure of the security include the impact of the underlying collateral cash flow on debt coverage tests and subordination levels. The remaining impairment on this security that is related to all other factors is recognized in other comprehensive income. Given regulatory guidelines on expectation of full payment of interest and principal as well as extended payments in kind, this pooled trust preferred security was placed on nonaccrual status. In October 2011 the Company placed another pooled trust preferred security, with payments in kind, on nonaccrual status. However, while this security had an impairment loss of $1.6 million at March 31, 2012, the security had no credit related OTTI as of March 31, 2012.

     The following table presents a summary of the significant inputs utilized to measure the other-than-temporary impairment related to credit losses associated with the above pooled trust preferred security at March 31, 2012, and March 31, 2011:

(Dollars in thousands)
	March 31, 2012	March 31, 2011
Default Rate	0.75%	N/A
Recovery Rate	15.00%	N/A
Prepayments	1.00%	N/A

     The following table presents information about the securities with OTTI losses for the three months ended March 31, 2012, and 2011:

(Dollars in thousands)
	Year to date March 31,
	2012	2011
Other-than-temporary impairment losses on securities	$(1,726)	$-
Portion of other-than temporary, non-credit related losses
recognized in other comprehensive income	1,677	-
Net other-than-temporary impairment losses on securities	$(49)	$-

     The following table presents a tabular roll forward of the amount of credit related OTTI recognized in earnings for the periods ended March 31, 2012, and March 31, 2011:

(Dollars in thousands)
	Period ended
	March 31, 2012	March 31, 2011
Balance of net other-than-temporary impairment losses on securities, beginning of period	$(179)	$-
Net other-than-temporary impairment losses on securities in the period	(49)	-
Balance of net other-than-temporary impairment losses on securities, end of period	$(228)	$-

     At March 31, 2012, and December 31, 2011, the Company had $299.2 million and $291.0 million, respectively, in investment securities being provided as collateral to the Federal Home Loan Bank of Seattle (“FHLB”), the Federal Reserve Bank of San Francisco (“Reserve Bank”), the State of Oregon, the State of Washington, and others to support the Company’s borrowing capacities and certain public fund deposits. At March 31, 2012, and December 31, 2011, Bancorp had no reverse repurchase agreements.

3. INVESTMENT SECURITIES

     The following table presents the contractual maturities of the investment securities available for sale at March 31, 2012:

(Dollars in thousands)	Available for sale
March 31, 2012	Amortized cost	Fair value
U.S. Treasury securities
One year or less	$200	$201
After one year through five years	-	-
After five through ten years	-	-
Due after ten years	-	-
Total	200	201

U.S. Government agency securities:
One year or less	499	501
After one year through five years	190,673	193,967
After five through ten years	-	-
Due after ten years	-	-
Total	191,172	194,468

Corporate securities:
One year or less	-	-
After one year through five years	500	500
After five through ten years	-	-
Due after ten years	13,803	8,017
Total	14,303	8,517

Obligations of state and political subdivisions:
One year or less	1,515	1,566
After one year through five years	15,787	16,740
After five through ten years	29,109	31,729
Due after ten years	10,358	11,151
Total	56,769	61,186

Sub-total	262,444	264,372

Mortgage-backed securities	384,206	394,234
Equity investments and other securities	11,292	11,928
Total securities	$657,942	$670,534

     Certain investments have maturities that will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The compositions and carrying values of the Company’s loan portfolio, excluding loans held for sale, were as follows:

(Dollars in thousands)	March 31, 2012	December 31, 2011
Commercial	$278,195	$299,766
Real estate construction	31,921	30,162
Real estate mortgage	318,053	324,994
Commercial real estate	830,053	832,767
Installment and other consumer	12,626	13,612
Total loans	1,470,848	1,501,301
Allowance for loan losses	(33,854)	(35,212)
Total loans, net	$1,436,994	$1,466,089

     The following table presents an age analysis of the loan portfolio, including nonaccrual loans, for the periods shown:

(Dollars in thousands)	March 31, 2012
	30 - 89 days	Greater than	Total	Current	Total
	past due	90 days past due	past due	loans	loans
Commercial	$766	$4,717	$5,483	$272,712	$278,195
Real estate construction	-	5,732	5,732	26,189	31,921
Real estate mortgage	3,836	4,100	7,937	310,116	318,053
Commercial real estate	6,090	6,326	12,416	817,637	830,053
Installment and other consumer	83	1	83	12,543	12,626
Total	$10,775	$20,876	$31,651	$1,439,197	$1,470,848

(Dollars in thousands)	December 31, 2011
	30 - 89 days	Greater than	Total	Current	Total
	past due	90 days past due	past due	loans	loans
Commercial	$849	$5,692	$6,541	$293,225	$299,766
Real estate construction	-	5,522	5,522	24,640	30,162
Real estate mortgage	3,787	6,226	10,013	314,981	324,994
Commercial real estate	3,619	6,328	9,947	822,820	832,767
Installment and other consumer	56	1	57	13,555	13,612
Total	$8,311	$23,769	$32,080	$1,469,221	$1,501,301

     Loans greater than 90 days past due are classified into nonaccrual status. In addition, certain loans not 90 days past due are on nonaccrual status.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The Company had $56.0 million of impaired loans at March 31, 2012, down slightly from $56.4 million December 31, 2011. The following table presents an analysis of impaired loans for the periods shown:

						Quarter ended
(Dollars in thousands)	March 31, 2012					March 31, 2012
	Unpaid principal	Impaired loans	Impaired loans	Total impaired	Related	Average impaired
	balance[1]	with no allowance	with allowance	loan balance	allowance	loan balance
Commercial	$17,869	$6,482	$410	$6,892	$-	$6,750
Real estate construction	11,123	5,731	41	5,772	-	5,616
Real estate mortgage	30,935	13,271	4,989	18,260	26	18,603
Commercial real estate	26,533	16,648	8,338	24,986	47	24,017
Installment and other consumer	1,886	1	86	87	-	147
Total	$88,346	$42,133	$13,864	$55,997	$73	$55,133

						Quarter ended
(Dollars in thousands)	December 31, 2011					December 31, 2011
	Unpaid principal	Impaired loans	Impaired loans	Total impaired	Related	Average impaired
	balance[1]	with no allowance	with allowance	loan balance	allowance	loan balance
Commercial	$18,736	$7,750	$224	$7,974	$1	$10,504
Real estate construction	9,716	5,823	41	5,864	-	8,405
Real estate mortgage	30,732	11,949	6,779	18,728	329	20,892
Commercial real estate	25,426	15,070	8,604	23,674	173	25,969
Installment and other consumer	1,812	5	175	180	-	54
Total	$86,422	$40,597	$15,823	$56,420	$503	$65,824

1The unpaid principal balance on impaired loans represents the amount owed by the borrower. The carrying value of impaired loans is lower than the unpaid principal balance due to charge-offs.

     The Company recorded $.6 million in new TDR’s in the quarter ended March 31, 2012, compared to $2.3 million during the corresponding quarter in 2011. The balance of TDRs at March 31, 2012, was $35.9 million down slightly from $37.6 million at December 31, 2011. The following table presents an analysis of TDRs recorded for the periods ended March 31, 2012, and March 31, 2011:

(Dollars in thousands)	TDRs recorded for the three months ending			TDRs recorded in the 12 months prior to March 31, 2012 that
	March 31, 2012			subsequently defaulted in the three months ending March 31, 2012
	Number of	Pre-TDR outstanding	Post-TDR outstanding	Number of	Pre-TDR outstanding	Amount Defaulted
	loans	recorded investment	recorded investment	loans	recorded investment
Commercial	2	$649	$649	-	$-	$-
Real estate construction	-	-	-	1	983	983
Real estate mortgage	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total	2	$649	$649	1	$983	$983

(Dollars in thousands)	TDRs recorded for the three months ending			TDRs recorded in the 12 months prior to March 31, 2011 that
	March 31, 2011			subsequently defaulted in the three months ending March 31, 2011
	Number of	Pre-TDR outstanding	Post-TDR outstanding	Number of	Pre-TDR outstanding	Amount Defaulted
	loans	recorded investment	recorded investment	loans	recorded investment
Commercial	5	$296	$296	-	$-	$-
Real estate construction	1	744	744	-	-	-
Real estate mortgage	3	1,128	1,128	-	-	-
Commercial real estate	1	180	180	-	-	-
Consumer loans	-	-	-	1	88	87
Total	10	$2,348	$2,348	1	$88	$87

     TDRs are considered impaired and as such are typically measured based on the fair value of the collateral less selling costs. For TDRs that are collateral dependent, the Company charges off the amount of impairment at the time of impairment, rather than creating a specific reserve for the impairment amount.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The Company had $42.1 million of nonaccrual loans at March 31, 2012, compared to $40.6 million at December 31, 2011. The following table presents nonaccrual loans by category as of the dates shown:

	March 31,	December 31,
(Dollars in thousands)	2012	2011
Commercial	$6,482	$7,750
Real estate construction	5,730	5,823
Real estate mortgage	13,272	11,949
Commercial real estate	16,648	15,070
Installment and other consumer	1	5
Total loans on nonaccrual status	$42,133	$40,597

     The Company uses a risk rating matrix to assign a risk rating to loans not evaluated on a homogenous pool level. At March 31, 2012, $1.08 billion of loans were risk rated and $388.4 million were evaluated on a homogeneous pool basis. Individually risk rated loans are rated on a scale of 1 to 10. A description of the general characteristics of the 10 risk ratings is as follows:

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

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The Company considers loans assigned a risk rating 8 through 10 to be classified loans. The following table presents weighted average risk ratings of the loan portfolio and classified loans by category. The weighted average risk ratings did not exhibit material change from December 31, 2011, to March 31, 2012. Overall classified loans have contracted from December 31, 2011, with reductions in all classified categories during the first three months of 2012.

(Dollars in thousands)	March 31, 2012		December 31, 2011
	Weighted average	Classified	Weighted average	Classified
	risk rating	loans	risk rating	loans
Commercial	5.79	$19,970	5.84	$22,401
Real estate construction	6.89	12,423	6.99	13,159
Real estate mortgage	6.53	23,695	6.50	24,004
Commercial real estate	5.68	35,094	5.67	35,255
Installment and other consumer[1]	7.79	262	7.87	358
Total		$91,444		$95,177

Total loans risk rated	$1,082,468		$1,103,713

1 Installment and other consumer loans are primarily evalued on a homogenous pool level and generally not individually risk rated unless certain factors are met.

     The following table presents homogeneous loans where credit risk is evaluated on a portfolio basis by category, and includes home equity loans and lines of credit and certain small business loans. Important credit quality metrics for this portfolio include balances on nonaccrual and past due status. Total loans and lines evaluated on a homogeneous pool basis were $388.4 million at March 31, 2012, and $397.6 million at December 31, 2011.

(Dollars in thousands)	March 31, 2012			December 31, 2011
	Current	Nonaccrual	30 - 89 days	Current	Nonaccrual	30 - 89 days
	status	status	past due	status	status	past due
Commercial	$43,864	$1	$87	$46,774	$11	$112
Real estate construction	-	4	-	-	4	-
Real estate mortgage	249,479	13	1,258	254,107	13	1,480
Commercial real estate	80,842	233	307	81,601	1	283
Installment and other consumer	12,209	1	83	13,146	-	56
Total	$386,394	$252	$1,735	$395,628	$29	$1,931

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The following table presents summary account activity relating to the allowance for credit losses by loan category for the periods shown:

(Dollars in thousands)	Three months ended March 31, 2012
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Beginning balance December 31, 2011	$7,746	$2,490	$8,461	$11,833	$1,067	$4,386	$35,983
Provision for credit losses	(882)	(186)	682	48	324	103	89
Losses charged to the allowance	(634)	(3)	(1,239)	(62)	(419)	-	(2,357)
Recoveries credited to the allowance	639	2	163	21	94	-	919
Ending balance March 31, 2012	$6,869	$2,303	$8,067	$11,840	$1,066	$4,489	$34,634

Loans valued for impairment:
Individually	$6,892	$5,772	$18,260	$24,986	$87	$-	$55,997
Collectively	271,303	26,149	299,793	805,067	12,539	-	1,414,851
Total	$278,195	$31,921	$318,053	$830,053	$12,626	$-	$1,470,848

(Dollars in thousands)	Twelve months ended December 31, 2011
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Beginning balance December 31, 2010	$8,541	$4,474	$8,156	$12,462	$1,273	$6,161	$41,067
Provision for credit losses	1,262	(174)	5,853	1,849	1,118	(1,775)	8,133
Losses charged to the allowance	(3,393)	(2,088)	(5,771)	(2,526)	(1,632)	-	(15,410)
Recoveries credited to the allowance	1,336	278	223	48	308	-	2,193
Ending balance at December 31, 2011	$7,746	$2,490	$8,461	$11,833	$1,067	$4,386	$35,983

Loans valued for impairment:
Individually	$7,974	$5,864	$18,728	$23,674	$180	$-	$56,420
Collectively	291,792	24,298	306,266	809,093	13,432	-	1,444,881
Total	$299,766	$30,162	$324,994	$832,767	$13,612	$-	$1,501,301

     The decline in the provision for credit losses and the allowance for credit losses reflected the improving trend in the overall risk profile of the loan portfolio. The allowance for credit losses declined largely due to lower overall loan balances as well as additional impaired loans moving from the general valuation allowance to individually being measured for impairment.

     The following table shows the components of the allowance for credit losses:

(Dollars in thousands)	March 31, 2012	March 31, 2011
Allowance for loan losses	$33,854	$39,692
Reserve for unfunded commitments	780	737
Total allowance for credit losses	$34,634	$40,429

5. OTHER REAL ESTATE OWNED, NET

     The following tables summarize Other Real Estate Owned (“OREO”) for the periods shown:

(Dollars in thousands)	Three months ended
	March 31, 2012	March 31, 2011
Balance, beginning period	$30,823	$39,459
Additions to OREO	810	6,479
Disposition of OREO	(3,587)	(5,952)
Valuation adjustments in the period	(521)	(657)
Total OREO	$27,525	$39,329

     The following tables summarize the OREO valuation allowance for the periods shown:

(Dollars in thousands)	Three months ended
	March 31, 2012	March 31, 2011
Balance, beginning period	$8,151	$7,584
Valuation adjustments in the period	521	657
Deductions from the valuation allowance due to disposition	(599)	(816)
Total OREO valuation allowance	$8,073	$7,425

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

     Diluted earnings per share is computed in a similar manner to basic earnings per share except that the denominator of weighted average common shares is increased to include the number of additional common shares that would have been outstanding if shares issuable upon exercise of options and warrants were included in earnings per share. In addition, under the two-class method, net income, the numerator, is adjusted to reflect the allocation of net income to participating securities such as preferred stock and non-vested restricted stock. For the diluted earnings per share computation, the treasury stock method is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate diluted earnings per share. The two-class method was utilized to calculate diluted earnings per share for the quarter ended March 31, 2012.

     On May 19, 2011, Bancorp implemented the Reverse Stock Split. All share and per share related amounts have been restated to reflect the Reverse Stock Split. The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations for the quarters ended March 31, 2012, and 2011:

(Dollars and shares in thousands, except per share amounts)	Three months ended
	March 31, 2012	March 31, 2011
Net income	$5,789	$5,105
Less: Net income allocated to participating securities-basic:
Preferred stock	342	302
Non-vested restricted stock	74	81
Net income available to common stock holders-basic	5,373	4,722
Add: Net income allocated per two-class method-diluted:
Stock options and Class C warrants	20	18
Net income available to common stockholders-diluted	$5,393	$4,740

Weighted average common shares outstanding-basic	19,038	18,960
Common stock equivalents from:
Stock options	21	23
Class C warrants	995	956
Weighted average common shares outstanding-diluted	20,054	19,939

Basic earnings per share	$0.28	$0.25
Diluted earnings per share	$0.27	$0.24

Common stock equivalent shares excluded due to anti-dilutive effect	185	229

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

     The following table summarizes the Bank’s off balance sheet unfunded commitments as of the dates shown:

	Contract or	Contract or
	Notional Amount	Notional Amount
(Dollars in thousands)	March 31, 2012	December 31, 2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$264,763	$251,105
Real estate construction	20,382	23,932
Real estate mortgage
Mortgage	3,100	3,419
Home equity loans and lines of credit	148,190	150,196
Total real estate mortgage loans	151,290	153,615
Commercial real estate	8,289	10,993
Installment and consumer	10,037	9,907
Other	15,039	12,803
Standby letters of credit and financial guarantees	8,268	8,349
Account overdraft protection instruments	99,989	103,642

Total	$578,057	$574,346

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

8. LONG-TERM BORROWINGS AND JUNIOR SUBORDINATED DEBT

     Long-term borrowings consisted of nine fixed rate, fixed maturity notes with the FHLB totaling $120.0 million at March 31, 2012, with rates ranging from 0.81% to 1.43%, unchanged from December 31, 2011. At March 31, 2012, principal payments due at scheduled maturity of Bancorp’s total long-term borrowings are $50.0 million in 2013, $30.0 million in 2014, $29.3 million in 2015 and $10.7 million in 2016.

     Bancorp had no outstanding federal funds purchased from correspondent banks, borrowings from the discount window or reverse repurchase agreements at March 31, 2012.

     At March 31, 2012, six wholly-owned subsidiary grantor trusts established by Bancorp had an outstanding balance of $51.0 million in trust preferred securities. Under our December 2009 Written Agreement with the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (“DFCS”) and the Reserve Bank, the Company must request regulatory approval prior to making interest or other payments on its trust preferred securities. Bancorp has no deferred interest on its trust preferred securities at March 31, 2012.

     The following table is a summary of outstanding trust preferred securities issued by the grantor trusts and guaranteed by Bancorp:

(Dollars in thousands)

		Preferred		Rate at		Next possible
Issuance Trust	Issuance date	security amount	Rate type [1]	3/31/12	Maturity date	redemption date[2]
West Coast Statutory Trust III	September 2003	$7,500	Variable	3.42%	September 2033	Currently redeemable
West Coast Statutory Trust IV	March 2004	6,000	Variable	3.26%	March 2034	Currently redeemable
West Coast Statutory Trust V	April 2006	15,000	Variable	1.90%	June 2036	Currently redeemable
West Coast Statutory Trust VI	December 2006	5,000	Variable	2.15%	December 2036	Currently redeemable
West Coast Statutory Trust VII	March 2007	12,500	Variable	2.02%	March 2037	June 2012
West Coast Statutory Trust VIII	June 2007	5,000	Variable	1.85%	June 2037	June 2012
Total		$51,000	Weighted rate	2.33%

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

(Dollars in thousands)	Three months ended March 31, 2012
	Banking	Other	Intersegment	Consolidated
Interest income	$23,324	$9	$-	$23,333
Interest expense	891	309	-	1,200
Net interest income (expense)	22,433	(300)	-	22,133
Provision for credit losses	89	-	-	89
Noninterest income	7,397	758	(268)	7,887
Noninterest expense	20,385	908	(268)	21,025
Income (loss) before income taxes	9,356	(450)	-	8,906
Provision (benefit) for income taxes	3,293	(176)	-	3,117
Net income (loss)	$6,063	$(274)	$-	$5,789

Depreciation and amortization	$2,169	$7	$-	$2,176
Assets	$2,403,930	$15,765	$(10,408)	$2,409,287
Loans, net	$1,436,994	$-	$-	$1,436,994
Deposits	$1,904,382	$-	$(9,877)	$1,894,505
Equity	$358,458	$(37,476)	$-	$320,982

(Dollars in thousands)	Three months ended March 31, 2011
	Banking	Other	Intersegment	Consolidated
Interest income	$24,906	$12	$-	$24,918
Interest expense	3,130	276	-	3,406
Net interest income (expense)	21,776	(264)	-	21,512
Provision for credit losses	2,076	-	-	2,076
Noninterest income	8,389	798	(271)	8,916
Noninterest expense	21,892	932	(271)	22,553
Income (loss) before income taxes	6,197	(398)	-	5,799
Provision (benefit) for income taxes	849	(155)	-	694
Net income (loss)	$5,348	$(243)	$-	$5,105

Depreciation and amortization	$2,125	$7	$-	$2,132
Assets	$2,446,906	$18,035	$(13,084)	$2,451,857
Loans, net	$1,496,008	$-	$-	$1,496,008
Deposits	$1,940,957	$-	$(12,526)	$1,928,431
Equity	$314,632	$(37,644)	$-	$276,988

10. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     Bancorp measures or discloses certain financial assets and liabilities at fair value in accordance with GAAP, which defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

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

     GAAP established a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. The fair value hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). A financial instrument’s categorization within the fair value hierarchy is based upon the lowest level of input that is significant to the instrument’s fair value measurement. The three levels within the fair value hierarchy are described as follows:

  Level 1 - Quoted prices in active markets for identical assets utilizing inputs that are quoted unadjusted prices in active markets for identical assets that the Company has the ability to access at the measurement date. An active market for the asset is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

  Level 2 - Other observable inputs that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from sources independent of the reporting entity including quoted prices for similar assets, quoted prices for securities in inactive markets and inputs derived principally from or corroborated by observable market data by correlation or other means.

  Level 3 - Significant unobservable inputs that reflect the reporting entity’s own estimates about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.

     The estimated fair values of financial instruments and respective level classifications at March 31, 2012, are as follows:

			Fair value measurements using
			Quoted prices in		Significant
			active markets for	Other observable	unobservable
			identical assets	inputs	inputs
(Dollars in thousands)	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$169,684	$169,684	$169,684	$-	$-
Trading securities	797	797	797	-	-
Investment securities	670,534	670,534	1,978	660,039	8,517
Federal Home Loan Bank stock	12,148	12,148	-	12,148	-
Loans held for sale	1,302	1,302	-	1,302	-
Net loans (net of allowance for loan losses)	1,436,994	1,329,681	-	6,881	1,322,800
Bank owned life insurance	26,423	26,423	-	26,423	-

FINANCIAL LIABILITIES:
Deposits	$1,894,505	$1,894,753	$-	$1,894,753	$-
Long-term borrowings	120,000	120,460	-	120,460	-

Junior subordinated debentures-variable	51,000	27,216	-	27,216	-

10. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of financial instruments at December 31, 2011, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$92,227	$92,227
Trading securities	747	747
Investment securities available for sale	729,844	729,844
Federal Home Loan Bank stock	12,148	12,148
Net loans (net of allowance for loan losses
and including loans held for sale)	1,469,370	1,394,586
Bank owned life insurance	26,228	26,228

FINANCIAL LIABILITIES:
Deposits	$1,915,569	$1,916,030
Long-term borrowings	120,000	120,032

Junior subordinated debentures-variable	51,000	27,350

     The Company’s Asset/Liability Management Committee (“ALCO”) oversees the bank’s valuation process and reports such valuations to the Loan, Investment & ALCO Committee of the Board of Directors. The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

     Cash and cash equivalents - The carrying amount is a reasonable estimate of fair value.

     Trading securities - Trading securities held at March 31, 2012, are recorded at fair value on a recurring basis and related solely to bonds, equity securities and mutual funds held in a Rabbi Trust for benefit of the Company’s deferred compensation plans. Fair values for trading securities are based on quoted market prices.

     Investment securities - For substantially all available for sale investments securities within the categories U.S. Treasuries, U.S. Government agencies, mortgage-backed, obligations of state and political subdivisions, and equity investments and other securities held for investment purposes, fair values are based on unadjusted, quoted market prices or dealer quotes if available. When quoted market prices are not readily accessible or available, the use of alternative approaches, such as matrix or model pricing or indicators from market makers, is used. If a quoted market price is not available due to illiquidity, fair value is estimated using quoted market prices for similar securities or other pricing models. Securities measured with these valuation techniques are generally classified as Level 2 of the hierarchy.

     Level 3 investment securities measured on a recurring basis consist of pooled trust preferred securities. The fair values of these securities were estimated using discounted expected cash flows. The fair value for these securities used inputs for base case default, recovery and prepayment rates to estimate the probable cash flows for the security. The estimated cash flows were discounted using a rate for comparably rated securities and adjusted for an additional liquidity premium.

     Federal Home Loan Bank stock – FHLB stock is carried at cost which approximates fair value and equals its par value because the shares can only be redeemed with the FHLB at par.

10. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     Loans held for sale - Loans held for sale includes mortgage loans that are carried at the lower of cost or market value. The fair value of loans held for sale is based on prices from current offerings of secondary markets. Fair value generally approximates cost because of the short duration these assets on our balance sheet.

     Loans - The fair value of loans disclosed and not measured on a recurring or nonrecurring basis is estimated by discounting the future cash flows using the current rate at which similar loans would be made to borrowers with similar credit ratings and for the same remaining maturities. These estimates differentiate loans based on their financial characteristics such as loan category, pricing features, and remaining maturity. Prepayment and credit loss estimates are also incorporated into loan fair value estimates as well as an additional liquidity discount to more closely align the fair value with observed market prices.

     Loans that are deemed impaired are measured on a nonrecurring basis and based on the present value of expected future cash flows discounted at the loan’s effective interest rate. Loans may also, as a practical expedient, be measured at the loan’s observable market price or the fair market value of the collateral less selling costs if the loan is collateral dependent.

     Bank owned life insurance – Bank owned life insurance is carried at the cash surrender value of all policies, which approximates fair value.

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

10. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     The tables below present fair value information on certain assets broken down by recurring or nonrecurring measurement status for the periods shown. Recurring assets are initially measured at fair value and are required to be reflected at fair value in the financial statements at each reporting date. Assets measured on a nonrecurring basis are assets that due to an event or circumstance were required to be re-measured at fair value after initial recognition in the financial statements at some time during the reporting period.

     Certain assets, such as loans held for sale, loans measured for impairment, and OREO, are measured at fair value on a nonrecurring basis after initial recognition. As of March 31, 2012, loans amounting to $56.0 million in Bancorp’s loan portfolio were deemed impaired. In addition, during the first quarter, certain OREO properties were written down by a total of $.5 million to reflect additional decreases in estimated fair market value subsequent to the time such properties were placed into OREO.

     The observable inputs for Level 2 nonrecurring measurements for loans measured for impairment and OREO balances are generally multiples derived from prices in observed transactions involving comparable properties in similar locations.

		Fair value measurements at March 31, 2012, using
		Quoted prices in active
		markets for identical	Other observable	Significant	Impairment
	Fair Value	assets	inputs	unobservable inputs	recognized
(Dollars in thousands)	March 31, 2012	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:
Trading securities	$797	$797	$-	$-
Available for sale securities:
U.S. Treasury securities	201	-	201	-
U.S. Government agency securities	194,468	-	194,468	-
Corporate securities	8,517	-	-	8,517
Mortgage-backed securities	394,234	-	394,234	-
Obligations of state and political subdivisions	61,186	-	61,186	-
Equity investments and other securities	11,928	1,978	9,950	-
Total recurring assets measured at fair value	$671,331	$2,775	$660,039	$8,517

Nonrecurring fair value measurements:
Loans measured for impairment [1]	$6,881	$-	$6,881	$-	$2,357
OREO [1]	11,676	-	7,108	4,568	521
Total nonrecurring fair value measurements	$18,557	$-	$13,989	$4,568	$2,878

[1] Fair value amounts exclude the estimated selling costs of impaired loan collateral and OREO properties.

		Fair value measurements at December 31, 2011, using
		Quoted prices in active
		markets for identical	Other observable	Significant	Impairment
	Fair Value	assets	inputs	unobservable inputs	recognized
(Dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:
Trading securities	$747	$747	$-	$-
Available for sale securities:
U.S. Treasury securities	203	-	203	-
U.S. Government agency securities	219,631	-	219,631	-
Corporate securities	8,507	-	-	8,507
Mortgage-backed securities	428,725	-	428,725	-
Obligations of state and political subdivisions	60,732	-	60,732	-
Equity investments and other securities	12,046	1,980	10,066	-
Total recurring assets measured at fair value	$730,591	$2,727	$719,357	$8,507

Nonrecurring fair value measurements:
Loans measured for impairment [1]	$68,466	$-	$-	$68,466	$15,410
OREO [1]	60,491	-	-	60,491	4,832
Total nonrecurring fair value measurements	$128,957	$-	$-	$128,957	$20,242

[1] Fair value amounts exclude the estimated selling costs of impaired loan collateral and OREO properties.

10. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     The Company made no transfers between hierarchy levels in the first quarter of 2012. It is the Company’s policy to recognize hierarchy level changes as of the end of the reporting period. During second quarter 2011, the Company transferred $2.0 million in equity investments and other securities from a Level 2 instrument to a Level 1 instrument. In addition, the Company had no material changes in valuation techniques for recurring and nonrecurring assets measured at fair value in the quarter ended March 31, 2012.

     The following table represents a reconciliation of Level 3 instruments for assets that are measured at fair value on a recurring basis for the three months ended March 31, 2012, and 2011:

		Three months ended March 31, 2012
			Reclassification of
		Gains (losses)	losses from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	January 1, 2012	income	securities	Settlements	March 31, 2012
Corporate securities	$8,507	$(39)	$49	$-	$8,517
Balance	$8,507	$(39)	$49	$-	$8,517

		Three months ended March 31, 2011
			Reclassification of
		Gains (losses)	losses from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	January 1, 2011	income	securities	Settlements	March 31, 2011
Corporate securities	$9,392	$458	$-	$-	$9,850
Obligations of state and political subdivisions	957	(68)	-	-	889
Balance	$10,349	$390	$-	$-	$10,739

     The following table presents quantitative information about Level 3 fair value measurements:

(Dollars in thousands)
	March 31, 2012	Valuation	Unobservable		Weighted
	Fair Value	technique	inputs	Range	average
Corporate securities	$8,517	Discounted cash flow	Prepayment rate	0-1%	0.50%
			Deferral/default rate	.25-1.5%	0.88%
			Recovery rate	0-50%	25%
			Recovery lag	0-5 years	2.5 years
			Discount rate	7.8-9.0%	8.30%
OREO	4,568	Income approach	Capitalization rate	7.5 - 8.5%	7.95%

     The Company estimates the fair value of its Level 3 securities quarterly based on both observable and unobservable inputs. Observable inputs include discount rates derived from current rates on traded corporate bonds. Unobservable inputs are primarily estimates of future cash flows from the Level 3 securities. The Level 3 fair value measurements of our corporate securities are highly sensitive to our estimate of the cash flow from these securities. Higher default or deferral rates and lower recovery rates reduce the overall estimated cash flows and would reduce the estimated fair value of these securities. Prepayment assumptions, recovery lag assumptions and discount rates have a reduced relative effect on the fair value estimates.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with the audited consolidated financial statements and related notes to those statements of West Coast Bancorp (“Bancorp” or the “Company”) that appear under the heading “Financial Statements and Supplementary Data” in Bancorp's Annual Report on Form 10-K for the year ended December 31, 2011 (the “2011 10-K”), as well as the unaudited consolidated financial statements for the current quarter found under Item 1 above.

Forward Looking Statement Disclosure

     Statements in this Quarterly Report of West Coast Bancorp (“Bancorp” or the “Company”) regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. The Company’s actual results could be quite different from those expressed or implied by the forward-looking statements. Words such as “could,” “may,” “should,” “plans,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projects,” “potential,” or “continue,” or words of similar meaning, often help identify “forward-looking statements,” which include any statements that expressly or implicitly predict future events, results, or performance. Factors that could cause events, results or performance to differ from those expressed or implied by our forward-looking statements include, among others, risks discussed in Item 1A, “Risk Factors” of the 2011 10-K, risks discussed elsewhere in the text of this report, as well as the following specific factors:

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

  Failure to develop, implement, and distribute competitive and client value added products, that may adversely affect our ability to generate additional revenues;

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

First Quarter 2012 Financial Overview

     During first quarter 2012, we recorded:

  Net income of $5.8 million an increase of 13% from $5.1 million in first quarter 2011;

  A net interest margin of 4.04%, an increase of 23 basis points from 3.81% in first quarter 2011;

  An average rate paid on total deposits of .12%, a 26 basis point decline from .38% in first quarter 2011;

  A provision for credit losses of $.1 million, a reduction of $2.0 million from $2.1 million for the same quarter in 2011; and

  Net loan charge-offs of $1.4 million, a decrease from $2.7 million in first quarter 2011.

     Management continued to proactively implement and execute certain strategies that have resulted in significant strengthening of the Company’s balance sheet, including:

  The Bank’s total and tier 1 risk-based capital ratios increased to 20.88% and 19.62%, respectively, at March 31, 2012, up from 18.28% and 17.02% at March 31, 2011;

  The Bank’s leverage ratio improved to 14.85% at March 31, 2012, from 12.87% a year ago; and

  Total nonperforming assets decreased by 25% or $23.6 million over the past twelve months, to $69.7 million at quarter end.

     In addition, the Company’s expense reduction initiatives implemented in 2011 positively impacted first quarter 2012 operating results. The Company closed two limited service branches in April 2012, as part of its continuing efforts to reduce expenses and to enhance its operating performance.

Results of Operations

Three months ended March 31, 2012 and 2011

     Net Income. Net income for the three months ended March 31, 2012, was $5.8 million, as compared to net income of $5.1 for the three months ended March 31, 2011. Earnings per diluted share for the three months ended March 31, 2012, was $0.27, as compared to earnings per diluted share of $0.24 for the three months ended March 31, 2011.

     Diluted earnings per share is calculated using the two-class method since the Company has participating security holders, which are principally comprised of Series B preferred stock and to a much lower extent unvested restricted stock. Under the two-class method for calculating earnings per share, net income is allocated between common shareholders and Series B preferred stock holders. The denominator under the two-class method reflects the dilutive impact, which depends on the market price of our stock, of stock options and the 2.4 million warrants outstanding. Over the recent reporting periods, diluted earnings per share under the two-class method, has not been materially different than earnings per share under the treasury method. For additional detail regarding calculation of our earnings per diluted share in the current quarter and year to date, see Note 6 “Earnings Per Share” of our interim financial statements included under Item 1 of this report.

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

	Three months ended
(Dollars in thousands)	March 31, 2012			March 31, 2011			December 31, 2011
	Average			Average	Interest		Average
	Outstanding	Interest	Yield/	Outstanding	Earned/	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/ Paid	Rate [1]	Balance	Paid	Rate [1]	Balance	Earned/ Paid	Rate [1]
ASSETS:
Interest earning balances
due from banks	$35,334	$24	0.28%	$106,794	$70	0.26%	$20,530	$18	0.35%
Federal funds sold	2,601	1	0.08%	3,947	1	0.09%	3,184	1	0.08%
Taxable securities	651,498	3,607	2.23%	622,208	4,069	2.65%	724,398	3,740	2.05%
Nontaxable securities [2]	58,502	757	5.21%	51,241	737	5.83%	59,550	809	5.39%
Loans, including fees [3]	1,484,353	19,209	5.20%	1,530,422	20,299	5.38%	1,501,734	19,647	5.19%
Total interest earning assets	2,232,288	23,598	4.25%	2,314,612	25,176	4.41%	2,309,396	24,215	4.16%

Allowance for loan losses	(35,249)			(40,296)			(36,101)
Premises and equipment	24,189			26,667			25,005
Other assets	156,948			149,885			148,020
Total assets	$2,378,176			$2,450,868			$2,446,320

LIABILITIES AND
STOCKHOLDERS' EQUITY:

Interest bearing demand	$366,636	$22	0.02%	$344,090	$78	0.09%	$375,922	$24	0.03%
Savings	123,725	16	0.05%	106,309	40	0.15%	117,619	20	0.07%
Money market	623,111	155	0.10%	660,672	634	0.39%	640,247	184	0.11%
Time deposits	167,417	384	0.92%	269,038	1,057	1.59%	179,288	474	1.05%
Total interest bearing deposits	1,280,889	577	0.18%	1,380,109	1,809	0.53%	1,313,076	702	0.21%

Short-term borrowings	505	1	0.72%	-	-	0.00%	11,818	19	0.63%
Long-term borrowings [4] 5	171,000	622	1.46%	219,599	1,597	2.95%	177,817	5,271	11.76%
Total borrowings	171,505	623	1.46%	219,599	1,597	2.95%	189,635	5,290	11.07%
Total interest bearing
liabilities	1,452,394	1,200	0.33%	1,599,708	3,406	0.86%	1,502,711	5,992	1.58%
Demand deposits	585,749			552,229			622,741
Other liabilities	22,782			24,983			23,245
Total liabilities	2,060,925			2,176,920			2,148,697
Stockholders' equity	317,251			273,948			297,623
Total liabilities and
stockholders' equity	$2,378,176			$2,450,868			$2,446,320
Net interest income		$22,398			$21,770			$18,223

Net interest spread			3.92%			3.55%			2.58%

Net interest margin			4.04%			3.81%			3.13%

[1]	Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.
[2]	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. The tax equivalent basis adjustment for the three months ended March 31, 2012, and 2011, was $.27 million, $.26 million, respectively, and $.28 million for the three months ended December 31, 2011.
[3]	Includes balances of loans held for sale and nonaccrual loans.
[4]	Includes portion of $4.4 million prepayment fee in connection with the $80.3 million prepayment in FHLB borrowings in the fourth quarter of 2011.
[5]	Includes junior subordinated debentures with average balance of $51.0 million for the three months ended March 31, 2012, and 2011, and December 31, 2011.

     First quarter 2012 net interest income of $22.1 million increased $.6 million from the same quarter in 2011. Net interest income on a tax equivalent basis was $22.4 million in the most recent quarter, up from $21.8 million in the first quarter of 2011. Average interest earning assets of $2.23 billion for the first quarter of 2012 decreased $82.3 million, or 3.6%, from $2.31 billion for the same period in 2011, while average interest bearing liabilities of $1.60 billion declined $147.3 million or 9.2%, to $1.45 billion.

     The first quarter 2012 net interest margin of 4.04% increased 23 basis points from first quarter 2011, as declines in the rate paid on interest bearing liabilities exceeded declines on the yield on earning assets. The reduction in interest bearing deposit and borrowing costs more than offset the effect of a year-over-year decline in average loan balances and lower average yields on both loans and investments. In the second half of 2011 the Bank prepaid $169 million in term FHLB borrowings with an average interest rate of 3.17% and entered into $120.0 million in new FHLB borrowings at an average interest rate of 1.05%. A reduction in cash equivalent investments and corresponding increase in taxable securities along with higher loan prepayment premiums and lower amortization of premiums on mortgage-backed securities also contributed to the increase in net interest income and margin compared to the first quarter of 2011.

     As of March 31, 2012, the Bank had $712.4 million in floating and adjustable rate loans with interest rate floors, with $542.9 million of these loans at their floor rate. At March 31, 2011, the Bank had $682.3 million in floating and adjustable rate loans with interest rate floors, with $468.7 million of these loans at their floor rate. The floors have benefited the Company’s loan yield and net interest income and margin over the past few years given the extremely low market interest rate environment. If interest rates rise, the Company anticipates yields on loans at floors will lag underlying changes in market interest rates, although the overall effect will depend on how quickly and dramatically market interest rates rise, as well as how the slope of the market yield curve changes.

     At March 31, 2012, management estimated that the Bank remains slightly asset sensitive over the next twelve month measurement period, meaning that earning assets are expected to mature or reprice more quickly than interest bearing liabilities over this period. Whether we will be able to continue to maintain our net interest income and margin will depend on the level of prepayments in our existing loan portfolio and our ability to generate new loans, further reduce nonperforming assets, and control our costs of interest-bearing funds, and timing of existing loans prepaying prior to maturity. These factors are influenced by economic conditions, competitive factors and market interest rate trends. For more information see the discussion under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2011 10-K.

     Provision for Credit Losses. Bancorp recorded provision for credit losses for the first quarters of 2012 and 2011 of $.1 million and $2.1 million, respectively. The reduction in provision in first quarter 2012 reflects the improvement in risk rating migration during the quarter coupled with a reduction in loan net charge-offs which decreased $1.3 million from the first quarter of 2011. Whether we will be able to continue the trend of decreasing provision for credit losses will depend primarily on economic conditions and the interest rate environment, as an increase in interest rates could put pressure on the ability of our borrowers to repay loans. For more information, see the discussion under the subheading “Allowance for Credit Losses and Net Loan Charge-offs” below.

     Noninterest Income. Total noninterest income of $7.9 million for the quarter ended March 31, 2012, decreased $1.0 million from $8.9 million in the first quarter of 2011. As a result of the ongoing impact related to the FDIC guidance on overdraft programs, first quarter deposit service charges declined $.8 million, or 23%, from the first quarter in 2011. While payment systems related revenues increased $.1 million or 5% over the first quarter 2011, trust and investment services revenues declined $.2 million or 19% over the same period. Gains on sales of loans were $.7 million, up 43% from $.5 million in the first quarter of 2011. This increase was due to a higher volume of sales of Small Business Administration loans.

     Excluding total net losses on OREO, noninterest income for first quarter 2012 was substantially the same as fourth quarter 2011 after excluding the total net loss on OREO in both quarters. The total loss relating to OREO was $2.0 million in fourth quarter 2011 compared to $.6 million in the current quarter.

     The following table illustrates the components and change in noninterest income for the periods shown:

	Three months ended				Three months ended
(Dollars in thousands)	March 31,		Change		December 31,	Change
	2012	2011	$	%	2011	$	%
Noninterest income
Service charges on deposit accounts	$2,818	$3,644	$(826)	-23%	$3,005	$(187)	-6%
Payment systems related revenue	3,073	2,930	143	5%	3,081	(8)	-
Trust and investment services revenues	935	1,148	(213)	-19%	1,114	(179)	-16%
Gains on sales of loans	735	513	222	43%	300	435	145%
Gains (losses) on sales of securities	147	267	(120)	-45%	192	(45)	-23%
Other-than-temporary impairment losses	(49)	-	(49)	-	-	(49)	-
Other	802	748	54	7%	708	94	13%
Total	8,461	9,250	(789)	-9%	8,400	61	1%

OREO gains (losses) on sale	(53)	323	(376)	-116%	(57)	4	7%
OREO valuation adjustments	(521)	(657)	136	21%	(1,924)	1,403	73%
Total	(574)	(334)	(240)	-72%	(1,981)	1,407	71%

Total noninterest income	$7,887	$8,916	$(1,029)	-12%	$6,419	$1,468	23%

     Noninterest Expense. Noninterest expense for the three months ended March 31, 2012, of $21.0 million, declined $1.6 million from $22.6 million in first quarter 2011. As a result of cost savings initiatives implemented in 2011, salaries and employee benefits declined $.4 million, or 3%, as compared to first quarter 2011. The reduction in marketing expense in the first quarter 2012 of $.3 million as compared to first quarter 2011 was related to the introduction of a new consumer deposit marketing strategy in 2012. The decline in other noninterest expenses was primarily due to a lower FDIC deposit insurance premium assessment.

     The following table illustrates the components and changes in noninterest expense for the periods shown:

	Three months ended				Three months ended
(Dollars in thousands)	March 31,	March 31,	Change		December 31,	Change
	2012	2011	$	%	2011	$	%
Noninterest expense
Salaries and employee benefits	$11,478	$11,877	$(399)	-3%	$12,614	$(1,136)	-9%
Equipment	1,662	1,528	134	9%	1,560	102	7%
Occupancy	2,075	2,165	(90)	-4%	2,162	(87)	-4%
Payment systems related expense	1,119	1,247	(128)	-10%	1,265	(146)	-12%
Professional fees	1,111	982	129	13%	1,122	(11)	-1%
Postage, printing and office supplies	819	810	9	1%	821	(2)	-
Marketing	312	651	(339)	-52%	659	(347)	-53%
Communications	380	378	2	1%	395	(15)	-4%
Other noninterest expense	2,069	2,915	(846)	-29%	2,146	(77)	-4%
Total	$21,025	$22,553	$(1,528)	-7%	$22,744	$(1,719)	-8%

     Changing business conditions, increased costs in connection with retention of, or a failure to retain, key employees, lower loan production volumes causing deferred loan origination costs to decline, or a failure to manage operating and control environments could adversely affect our ability to control the Company’s expenses in the future.

     Income Taxes. The Company recorded an income tax provision for the three months ended March 31, 2012, of $3.1 million compared to $.7 million during the first quarter of 2011. The first quarter 2012 provision for income taxes is the result of an effective tax rate of 35% on income before income taxes. The provision for income taxes in the first quarter of 2011 reflected the impact of the Company’s deferred tax asset valuation allowance at that time, which was subsequently fully reversed in the fourth quarter of 2011.

Balance Sheet Overview

     Balance sheet highlights are as follows:

  Total assets were $2.4 billion as of March 31, 2012, substantially unchanged from December 31, 2011;

  Total loans declined $30 million or 2% during the most recent quarter to $1.5 billion at March 31, 2012;

  The combined balance of total cash equivalents and investment securities was $840 million, or 37% of earning assets, at March 31, 2012;

  Total deposits of $1.9 billion at March 31, 2012, were down $21 million or 1% from year end 2011; and

  Shareholders’ equity increased by $7 million during the first quarter 2012 and the Company’s capital ratios continued to strengthen from already solid levels.

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

Cash and Cash Equivalents

     Total cash and cash equivalents increased to $169.7 million at March 31, 2012, from $92.2 million at December 31, 2011.

(Dollars in thousands)	March 31,	% of	December 31,	% of	Change		March 31,	% of
	2012	total	2011	total	Amount	%	2011	total
Cash and cash equivalents:
Cash and due from banks	$59,146	35%	$59,955	65%	$(809)	-1%	$50,865	29%
Federal funds sold	1,803	1%	4,758	5%	(2,955)	-62%	1,966	1%
Interest-bearing deposits in other banks	108,735	64%	27,514	30%	81,221	295%	122,224	70%
Total cash and cash equivalents	$169,684	100%	$92,227	100%	$77,457	84%	175,055	100%

Investment Portfolio

     The compositions and carrying values of Bancorp’s investment securities portfolio were as follows:

	March 31, 2012			December 31, 2011			March 31, 2011
			Net			Net			Net
	Amortized		Unrealized	Amortized		Unrealized	Amortized		Unrealized
(Dollars in thousands)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)
U.S. Treasury securities	$200	$201	$1	$200	$203	$3	$4,259	$4,282	$23
U.S. Government agency securities	191,172	194,468	3,296	216,211	219,631	3,420	153,637	153,017	(620)
Corporate securities	14,303	8,517	(5,786)	14,351	8,507	(5,844)	14,514	9,850	(4,664)
Mortgage-backed securities	384,206	394,234	10,028	419,510	428,725	9,215	403,707	405,740	2,033
Obligations of state and political subdivisions	56,769	61,186	4,417	56,003	60,732	4,729	57,305	59,136	1,831
Equity and other securities	11,292	11,928	636	11,318	12,046	728	11,397	11,680	283
Total Investment Portfolio	$657,942	$670,534	$12,592	$717,593	$729,844	$12,251	$644,819	$643,705	$(1,114)

     At March 31, 2012, the fair value of the investment portfolio was $670.5 million, compared to $729.8 million at 2011 year end, a decrease of 8.1% or $59.3 million. The net unrealized gain in the investment portfolio was $12.6 million at March 31, 2012, compared to $12.3 million at December 31, 2011.

     The investment portfolio increased $26.8 million since March 31, 2011. The purchases over the past year were primarily of U.S. Government agency, U.S. Government mortgage-backed, and municipal securities. The purchases consisted principally of U.S. Government agency securities with 3 to 5 year maturities and 10 and 15 year fully amortizing U.S. Government agency mortgage-backed securities. The expected duration of the investment portfolio was 2.6 years at March 31, 2012, compared to 3.1 years at March 31, 2011, and 2.5 years at December 31, 2011.

     The Company recorded a credit related OTTI charge of $.2 million pretax, in the second quarter of 2011, related to a pooled trust preferred security in our investment portfolio. Based on its assessment, management determined that the impairment for this security was other-than-temporary in accordance with Generally Accepted Accounting Principles (“GAAP”) and that a charge was appropriate. Given regulatory guidelines on expectation of full payment of interest and principal as well as extended principal in kind payments, this pooled trust preferred security was placed on nonaccrual status. An additional credit related OTTI charge of $49,000 pretax relating to this same security was deemed necessary in the first quarter of 2012. Furthermore, in the fourth quarter 2011 the Company placed another pooled trust preferred security with principal in kind payments on nonaccrual status. However, while this security had an impairment loss of $1.6 million at March 31, 2012, the security had no credit related OTTI as of March 31, 2012.

     For additional detail regarding our investment securities portfolio, see Note 3 “Investment Securities” and Note 10 “Fair Value Measurement and Fair Values of Financial Instruments” of our interim financial statements included under Item 1 of this report.

Loan Portfolio

     The compositions of the Bank’s loan portfolio were as follows for the periods shown:

(Dollars in thousands)	March 31,	% of total	Dec. 31,	% of total	Change	March 31,	% of total	Change
	2012	loans	2011	loans	Amount	2011	loans	Amount
Commercial loans	$278,195	18.9%	$299,766	20.0%	$(21,571)	$306,864	20.0%	$(28,669)
Commercial real estate construction	19,839	1.3%	17,438	1.2%	2,401	17,711	1.2%	2,128
Residential real estate construction	12,082	0.8%	12,724	0.8%	(642)	19,896	1.2%	(7,814)
Total real estate construction loans	31,921	2.1%	30,162	2.0%	1,759	37,607	2.4%	(5,686)
Mortgage	65,063	4.4%	66,610	4.4%	(1,547)	74,920	4.9%	(9,857)
Home equity loans and lines of credit	252,990	17.2%	258,384	17.2%	(5,394)	266,606	17.4%	(13,616)
Total real estate mortgage loans	318,053	21.6%	324,994	21.6%	(6,941)	341,526	22.3%	(23,473)
Commercial real estate loans	830,053	56.4%	832,767	55.4%	(2,714)	834,880	54.3%	(4,827)
Installment and other consumer loans	12,626	1.0%	13,612	1.0%	(986)	14,823	1.0%	(2,197)
Total loans	$1,470,848	100.0%	$1,501,301	100.0%	$(30,453)	$1,535,700	100.0%	$(64,852)

     The Bank’s total loan portfolio was $1.47 billion at March 31, 2012, a decrease of $30.5 million from December 31, 2011. The decline was principally a result of continued loan payoffs prior to maturity, reflecting the current interest rate environment and economic conditions as well as a decline in commercial credit line commitment utilization, which at March 31, 2012, stood at 37% or the lowest level since the Company began tracking this measure.

     Interest and fees earned on our loan portfolio are our primary source of revenue, and it will be very important that we improve new loan commitment originations and in turn increase loan balances in order to grow overall revenues. Our ability to achieve loan growth at acceptable spreads will be dependent on many factors, including the effects of competition, economic conditions in our markets, health of the real estate market, retention of key personnel and valued customers, and our ability to close loans in the pipeline.

     At March 31, 2012, the Bank had outstanding loans of $.1 million to persons serving as directors, executive officers, principal stockholders and their related interests. These loans, when made, were in the ordinary course of business on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to customers not related to the Bank. At March 31, 2012, and December 31, 2011, Bancorp had no bankers’ acceptances.

     Below is a discussion of our loan portfolio by category.

     Commercial. At March 31, 2012, the outstanding balance of commercial loans and lines was $278.2 million or approximately 19% of the Company’s total loan portfolio. The total commercial lines and loans balance decreased by $21.6 million or 7% from $299.8 million at year end 2011, in large part due to the decline in the commercial credit line utilization at March 31, 2012.

     At March 31, 2012, commercial lines of credit accounted for $172.1 million or 62% of total outstanding commercial loans and lines, while commercial term loans accounted for $106.1 million or 38% of the total.

     Real Estate Construction. At March 31, 2012, the balance of real estate construction loans was $31.9 million, an increase of $1.8 million or 6% from $30.2 million at December 31, 2011. Total real estate construction loans represented 2% of the total loan portfolio at the end of the first quarter, relatively unchanged from December 31, 2011, and a year ago. Additionally, at the end of the first quarter 2012, the Bank’s real estate construction concentration at 13% relative to Tier 1 capital and allowance for credit losses was well within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines which set forth a 100% limit for such ratio.

     Until the supply and market demand for new homes is more in balance and the volume of homes being foreclosed upon declines from recent levels, there will be limited demand for new residential construction loans in the market place. Limited financing for vertical construction may be made available. However, we still view residential construction lending as high risk.

Real Estate Mortgage. The following table presents the components of our real estate mortgage loan portfolio:

					Change from
	March 31, 2012		December 31, 2011		December 31, 2011		March 31, 2011
		Percent of		Percent of				Percent of
		loan		loan				loan
(Dollars in thousands)	Amount	category	Amount	category	Amount	Percent	Amount	category
Mortgage	$65,063	20%	$66,610	21%	$(1,547)	-2%	$74,920	22%
Home equity loans and lines of credit	252,990	80%	258,384	79%	(5,394)	-2%	266,606	78%
Total real estate mortgage	$318,053	100%	$324,994	100%	$(6,941)	-2%	$341,526	100%

     At March 31, 2012, real estate mortgage loans totaled $318.1 million or approximately 22% of the Company’s total loan portfolio. This loan category included $7.7 million in nonstandard mortgage loans, a decline from $8.5 million at December 31, 2011, and $11.1 million a year ago. At March 31, 2012, mortgage loans excluding nonstandard mortgage loans measured $57.4 million or 18% of total real estate mortgage loans, a decline from $63.8 million and 19%, respectively, a year ago. Standard residential mortgage loans to borrowers represented $28.8 million of the mortgage loan category, while the remaining $28.6 million were associated with commercial interests utilizing residences as collateral. Such commercial interests included $18.9 million related to businesses, $1.6 million related to condominiums, and $4.1 million related to ownership of residential land.

     Home equity lines and loans represented 80% or $253.0 million of the real estate mortgage portfolio at March 31, 2012, and declined $13.6 million from $266.6 million a year earlier. The overall home equity line utilization measured approximately 61% at March 31, 2012, which was unchanged from the line utilization a year ago.

     The Bank’s home equity portfolio balances have trended lower as new loan and line originations within this portfolio slowed significantly over the past few years. Should weaknesses in the housing market continue, coupled with persistent high unemployment in our markets, increased real estate mortgage delinquencies and charge-offs may result going forward. Additionally, there may be requests made in the future for repurchases of real estate mortgage loans previously sold by the Company in the secondary market. At March 31, 2012, the number of repurchase requests and the balances associated with those requests was not material.

     The following table shows home equity lines of credit and loans by market areas at the date shown and, with the exception of Bend where we no longer have a branch presence, indicates a geographic distribution of balances remaining fairly representative of our branch presence in these markets:

(Dollars in thousands)	March 31, 2012		December 31, 2011
Region	Amount	Percent of total	Amount	Percent of total
Portland-Beaverton, Oregon / Vancouver, Washington	$119,546	47.3%	$122,543	47.4%
Salem, Oregon	59,662	23.6%	61,019	23.6%
Oregon non-metropolitan area	27,134	10.7%	27,419	10.6%
Olympia, Washington	16,709	6.6%	17,268	6.7%
Washington non-metropolitan area	13,002	5.1%	12,859	5.0%
Bend, Oregon	3,736	1.5%	4,377	1.7%
Other	13,201	5.2%	12,899	5.0%
Total home equity loan and line portfolio	$252,990	100%	$258,384	100.0%

     Commercial Real Estate. The compositions of commercial real estate loan portfolio based on collateral type were as follows:

(Dollars in thousands)	March 31, 2012		December 31, 2011		March 31, 2011
		% of loan		% of loan		% of loan
	Amount	category	Amount	category	Amount	category
Office Buildings	$172,900	20.8%	$173,295	20.8%	$188,736	22.6%
Retail Facilities	112,405	13.6%	118,678	14.3%	110,859	13.3%
Multi-Family - 5+ Residential	71,052	8.6%	55,392	6.7%	59,707	7.1%
Medical Offices	62,468	7.5%	60,094	7.2%	57,406	6.9%
Commercial/Agricultural	58,420	7.0%	63,027	7.6%	58,435	7.0%
Industrial parks and related	55,121	6.6%	60,993	7.3%	58,269	7.0%
Manufacturing Plants	53,032	6.4%	51,852	6.2%	48,136	5.7%
Hotels/Motels	35,973	4.3%	35,893	4.3%	35,491	4.2%
Mini Storage	22,423	2.7%	19,037	2.3%	23,214	2.8%
Assisted Living	21,864	2.6%	22,040	2.6%	25,510	3.1%
Food Establishments	18,735	2.3%	19,054	2.3%	18,828	2.3%
Land Development and Raw Land	12,290	1.5%	17,278	2.1%	19,527	2.3%
Other	133,370	16.1%	136,134	16.3%	130,762	15.7%
Total commercial real estate loans	$830,053	100.0%	$832,767	100.0%	$834,880	100.0%

     The commercial real estate portfolio decreased $2.7 million or 0.3% from $832.8 million at December 31, 2011, to $830.1 million at March 31, 2012. At quarter end, loans secured by office buildings and retail facilities accounted for 34.4% of the commercial real estate portfolio, relatively unchanged from prior periods shown.

     The compositions of the commercial real estate loan portfolio by occupancy type were as follows:

	March 31, 2012		December 31, 2011		Change		March 31, 2011
		Mix		Mix		Mix
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Owner occupied	$376,498	45%	$390,589	47%	$(14,091)	-2%	$397,309	48%
Non-owner occupied	453,555	55%	442,178	53%	11,377	2%	437,571	52%
Total commercial real estate loans	$830,053	100%	$832,767	100%	$(2,714)		$834,880	100%

     Over the periods shown above, the volume of owner occupied commercial real estate has declined while that of non-owner occupied has increased. At March 31, 2012, the Bank’s commercial real estate concentration, at 124% relative to Tier 1 capital and allowance for credit losses, was well within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines which set forth a 300% limit for such ratio.

     As shown in the table below, the distribution of our commercial real estate portfolio at March 31, 2012, with the exception of Bend, was fairly consistent with our branch presence in our operating markets. The average size of our commercial real estate loans was approximately $.5 million at March 31, 2012.

(Dollars in thousands)	March 31, 2012
		Number of	Percent of
Region	Amount	loans	total
Portland-Beaverton, Oregon / Vancouver, Washington	$427,275	709	51%
Salem, Oregon	158,054	381	19%
Oregon non-metropoliton area	53,766	157	6%
Seattle-Tacoma-Bellevue, Washington	37,993	48	5%
Washington non-metropoliton area	29,383	100	4%
Olympia, Washington	31,134	74	4%
Bend, Oregon	22,318	23	3%
Other	70,130	107	8%
Total commercial real estate loans	$830,053	1,599	100%

     The following table shows the commercial real estate portfolio by year of stated maturity:

	March 31, 2012
		Number of	Percent of
(Dollars in thousands)	Amount	loans	total
2012	$43,236	77	5.2%
2013	51,765	105	6.2%
2014 & After	735,052	1,417	88.6%
Total commercial real estate loans	$830,053	1,599	100.0%

     At March 31, 2012, commercial real estate loans with stated loan maturities in 2012 and 2013 totaled $95.0 million or a relatively modest 11.4% of the $830.1 million total commercial real estate portfolio. While qualified commercial real estate borrowers may be incented to refinance such loans given the low interest rate environment, commercial real estate markets continue to be vulnerable to financial and valuation pressures that may limit refinance options for certain borrowers and negatively impact their ability to perform under existing loan agreements. Declining values of commercial real estate or higher market interest rates may also have an adverse effect on the ability of borrowers with maturing loans to satisfy loan to value ratios required to renew such loans.

Nonperforming Assets, Troubled Debt Restructurings, OREO and Delinquencies

     Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing interest and OREO. The following table presents information with respect to total nonaccrual loans by category and OREO for the periods shown:

	March 31, 2012		Dec. 31, 2011	Sept. 30, 2011	Jun. 30, 2011	Mar. 31, 2011
		Percent of
		loan
(Dollars in thousands)	Amount	category	Amount	Amount	Amount	Amount
Commercial loans	$6,482	2.3%	$7,750	$9,987	$9,280	$12,803
Real estate construction loans:
Commercial real estate construction	3,749	18.9%	3,750	3,886	4,357	4,032
Residential real estate construction	1,981	16.4%	2,073	3,311	3,439	4,093
Total real estate construction loans	5,730	18.0%	5,823	7,197	7,796	8,125
Real estate mortgage loans:
Mortgage	10,744	16.5%	9,624	10,877	11,527	12,165
Home equity loans and lines of credit	2,528	1.0%	2,325	3,285	2,755	1,426
Total real estate mortgage loans	13,272	4.2%	11,949	14,162	14,282	13,591
Commercial real estate loans	16,648	2.0%	15,070	21,513	19,263	19,424
Installment and other consumer loans	1	0.0%	5	6	1	-
Total nonaccrual loans	42,133	2.9%	40,597	52,865	50,622	53,943
90 day past due and accruing interest	-		-	-	-	-
Total nonperforming loans	42,133	2.9%	40,597	52,865	50,622	53,943
Other real estate owned	27,525		30,823	30,234	35,374	39,329
Total nonperforming assets	$69,658		$71,420	$83,099	$85,996	$93,272

Nonperforming loans to total loans	2.86%		2.70%	3.52%	3.33%	3.51%
Nonperforming assets to total assets	2.89%		2.94%	3.30%	3.49%	3.80%

Delinquent loans 30-89 days past due	$4,095		$4,273	$5,556	$9,961	$4,901
Delinquent loans to total loans	0.28%		0.28%	0.37%	0.65%	0.32%

     At March 31, 2012, total nonperforming assets were $69.7 million, or 2.89% of total assets, compared to $71.4 million, or 2.94%, at December 31, 2011, and $93.3 million or 3.80% a year ago. Nonperforming assets have declined for twelve consecutive quarters and were down 25% from March 31, 2011. The balance of total nonperforming assets at quarter end reflected write-downs totaling $43.5 million or 39% from the original principal loan balance.

     Over the past year, total nonaccrual loans declined $11.8 million or 22% to $42.1 million at March 31, 2012. The declines were concentrated in the commercial, residential real estate construction, and commercial real estate categories. Home equity nonaccrual loans increased over the same period reflecting continued pressures on the residential real estate market over the past year and high level of unemployment within our market areas.

     Troubled Debt Restructurings. At March 31, 2012, Bancorp had $35.9 million in loans classified as troubled debt restructurings of which $13.9 million was on an interest accruing status and $22.0 million on nonaccrual status. Troubled debt restructurings were $37.6 million at December 31, 2011, of which $15.8 million was on an interest accruing status and $21.8 million on nonaccrual status. All troubled debt restructurings were considered impaired at March 31, 2012, and at year end 2011. The modifications granted on troubled debt restructurings were due to borrower financial difficulty, and generally provide for a modification of loan terms. The decrease in troubled debt restructurings reflects a decrease in the number of loan modifications in 2011. For more information regarding Bancorp’s troubled debt restructurings and loans, see Note 4 “Loans and Allowance for Credit Losses” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of the 2011 10-K.

     Other Real Estate Owned. The following table presents activity in the total OREO portfolio for the periods shown:

(Dollars in thousands)	Total OREO related activity
	Amount	Number
Full year 2011:
Beginning balance January 1, 2011	$39,459	402
Additions to OREO	21,139	74
Capitalized improvements	523	-
Valuation adjustments	(4,832)	-
Disposition of OREO properties	(25,466)	(212)
Ending balance December 31, 2011	$30,823	264

First Quarter 2012
Additions to OREO	$803	9
Capitalized improvements	7	-
Valuation adjustments	(521)	-
Disposition of OREO properties	(3,587)	(27)
Ending balance March 31, 2012	$27,525	246

     The Company has remained focused on OREO property disposition activities. During the first quarter 2012 the Company added $.8 million in OREO property, a significant reduction from prior periods, and disposed of $3.6 million in OREO property. At March 31, 2012, the OREO portfolio consisted of 246 properties, which was valued at $27.5 million. The quarter end OREO balance reflected write-downs totaling 54% from the original loan principal balance an increase from 48% at March 31, 2011. The largest balances in the OREO portfolio at March 31, 2012, were attributable to income producing properties, followed by homes and land, all of which are located within the region in which we operate, with the exception of Bend where we no longer have a branch presence. For more information regarding the Company’s OREO, see the discussion under the subheading “OREO” and “Critical Accounting Policies” included in Item 7 of the Company’s 2011 10-K.

     The following table presents segments of the OREO portfolio for the periods shown:

(Dollars in thousands)	March 31,	# of	December 31,	# of	September 30,	# of
	2012	properties	2011	properties	2011	properties
Income producing properties	$9,352	15	$10,282	15	$8,139	14
Homes	5,228	16	6,008	17	6,329	27
Land	4,710	14	5,049	16	3,762	10
Residential site developments	3,367	136	3,506	146	4,877	176
Lots	2,453	49	2,932	51	3,175	54
Condominiums	1,641	6	2,252	9	3,131	17
Multifamily	408	4	428	4	455	4
Commercial site developments	366	6	366	6	366	6
Total	$27,525	246	$30,823	264	$30,234	308

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

     Delinquencies. Bancorp also monitors delinquencies, defined as loan balances 30-89 days past due, not on nonaccrual status, as an indicator of future nonperforming assets. Total delinquencies were $4.1 million or .28% of total loans at March 31, 2012, down from $4.3 million or .28% at December 31, 2011, and $4.9 million or .32% at March 31, 2011.

     The following table summarizes total delinquent loan balances by loan category as of the dates shown:

(Dollars in thousands)	March 31, 2012		December 31, 2011		March 31, 2011
		Percent of		Percent of		Percent of
	Amount	loan category	Amount	loan category	Amount	loan category
Loans 30-89 days past due, not on nonaccrual status
Commercial	$413	0.15%	$683	0.23%	$797	0.26%
Real estate construction	-	0.00%	-	0.00%	-	0.00%
Real estate mortgage:
Mortgage	674	1.04%	1,355	2.03%	398	0.62%
Home equity loans and lines of credit	1,130	0.45%	1,034	0.40%	562	0.21%
Total real estate mortgage	1,804	0.57%	2,389	0.74%	960	0.28%
Commercial real estate	1,795	0.22%	1,145	0.14%	2,988	0.36%
Installment and consumer	83	0.66%	56	0.41%	156	1.06%
Total loans 30-89 days past due, not in nonaccrual status	$4,095		$4,273		$4,901

Delinquent loans past due 30-89 days to total loans	0.28%		0.28%		0.32%

Allowance for Credit Losses and Net Loan Charge-offs

     Allowance for Credit Losses. An allowance for credit losses has been established based on management’s best estimate, as of the balance sheet date, of probable losses inherent in the loan portfolio. For more information regarding the Company’s allowance for credit losses and net loan charge-offs, see the discussion under the subheadings “Credit Management”, “Allowance for Credit Losses and Net Loan Charge-offs” and “Critical Accounting Policies” included in Item 7 of the Company’s 2011 10-K.

     The following table is a summary of activity in the allowance for credit losses for the periods presented:

	March 31,	Dec. 31,	Sept. 30,	June 30,	Mar. 31,
(Dollars in thousands)	2012	2011	2011	2011	2011
Loans outstanding at end of period	$1,470,848	$1,501,301	$1,503,624	$1,521,147	$1,535,700
Average loans outstanding during the period	1,482,522	1,498,437	1,515,091	1,523,170	1,529,290

Allowance for credit losses, beginning of period	35,983	37,016	39,231	40,429	41,067
Total provision for credit losses	89	1,499	1,132	3,426	2,076
Loan charge-offs:
Commercial	(634)	(710)	(1,462)	(460)	(761)
Commercial real estate construction	-	(136)	(472)	(648)	(65)
Residential real estate construction	(3)	(143)	(95)	(218)	(311)
Total real estate construction	(3)	(279)	(567)	(866)	(376)
Mortgage	(691)	(191)	(257)	(230)	(626)
Home equity lines of credit	(548)	(760)	(547)	(2,301)	(859)
Total real estate mortgage	(1,239)	(951)	(804)	(2,531)	(1,485)
Commercial real estate	(62)	(834)	(800)	(563)	(329)
Installment and consumer	(191)	(130)	(32)	(201)	(176)
Overdraft	(228)	(288)	(279)	(239)	(287)
Total loan charge-offs	(2,357)	(3,192)	(3,944)	(4,860)	(3,414)
Recoveries:
Commercial	639	418	281	139	498
Commercial real estate construction	-	88	-	-	-
Residential real estate construction	2	3	182	5	-
Total real estate construction	2	91	182	5	-
Mortgage	157	14	11	8	106
Home equity loans and lines of credit	6	37	31	10	6
Total real estate mortgage	163	51	42	18	112
Commercial real estate	21	22	21	2	3
Installment and consumer	26	11	26	16	8
Overdraft	68	67	45	56	79
Total recoveries	919	660	597	236	700
Net loan charge-offs	(1,438)	(2,532)	(3,347)	(4,624)	(2,714)
Allowance for credit losses, end of period	$34,634	$35,983	$37,016	$39,231	$40,429

Components of allowance for credit losses
Allowance for loan losses	$33,854	$35,212	$36,314	$38,422	$39,692
Reserve for unfunded commitments	780	771	702	809	737
Total allowance for credit losses	$34,634	$35,983	$37,016	$39,231	$40,429

Net loan charge-offs to average loans annualized	0.39%	0.67%	0.88%	1.22%	0.72%

Allowance for loan losses to total loans	2.30%	2.35%	2.42%	2.53%	2.58%
Allowance for credit losses to total loans	2.35%	2.40%	2.46%	2.58%	2.63%

Allowance for loan losses to nonperforming loans	80%	87%	69%	76%	74%
Allowance for credit losses to nonperforming loans	82%	89%	70%	78%	75%

     At March 31, 2012, the Company’s allowance for credit losses was $34.6 million, consisting of a $29.2 million formula allowance, a $4.5 million unallocated allowance, a $.1 million specific allowance and a $.8 million reserve for unfunded commitments. At December 31, 2011, our allowance for credit losses was $36.0 million, consisting of a $30.3 million formula allowance, a $4.4 million unallocated allowance, a $.5 million specific allowance and a $.8 million reserve for unfunded commitments. The reduction in provision in first quarter 2012 reflects the improvement in risk rating migration during the quarter coupled with a reduction in loan net charge-offs. At March 31, 2012, the allowance for credit losses was 2.35% of total loans, a decrease from 2.40% at December 31, 2011. At March 31, 2012, the allowance for credit losses was 82% of nonperforming loans, as compared to 89% at December 31, 2011, and to 75% twelve months earlier.

     Overall, we believe that the allowance for credit losses is adequate to absorb probable losses in the loan portfolio at March 31, 2012, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. Please see Item 1A “Risk Factors” in our 2011 10-K.

     Net Loan Charge-offs. For the quarter ended March 31, 2012, total net loan charge-offs were $1.4 million down from $2.7 million in the first quarter of 2011. Year-over-year first quarter, net charge-offs declined across nearly every category. First quarter 2012 annualized net loan charge-offs to total average loans outstanding was 0.39%, down from 0.72% in the same quarter last year and from 0.67% in the previous quarter.

Deposits and Borrowings

     The following table summarizes the quarterly average dollar amount in, and the interest rate paid on, each of the deposit and borrowing categories during the first quarters of 2012 and 2011 and fourth quarter 2011:

	First Quarter 2012			Fourth Quarter 2011			First Quarter 2011
	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate
(Dollars in thousands)	Balance	of total	Paid	Balance	of total	Paid	Balance	of total	Paid
Non-interest bearing demand	$585,749	31.4%	-	$622,741	32.2%	-	$552,229	28.6%	-
Interest bearing demand	366,636	19.6%	0.02%	375,922	19.4%	0.03%	344,090	17.8%	0.09%
Savings	123,725	6.6%	0.05%	117,619	6.1%	0.07%	106,309	5.5%	0.15%
Money market	623,111	33.4%	0.10%	640,247	33.1%	0.11%	660,672	34.2%	0.39%
Time deposits	167,417	9.0%	0.92%	179,288	9.2%	1.05%	269,038	13.9%	1.59%
Total deposits	1,866,638	100.0%	0.12%	1,935,817	100.0%	0.14%	1,932,338	100.0%	0.38%

Short-term borrowings	505		0.72%	11,818		0.63%	-		0.00%
Long-term borrowings 1 2	171,000		1.46%	177,817		11.76%	219,599		2.95%
Total borrowings	171,505		1.46%	189,635		11.07%	219,599		2.95%

Total deposits and borrowings	$2,038,143		0.33%	$2,125,452		1.58%	$2,151,937		0.86%

1 Includes $4.4 million prepayment fee in connections with prepaying $80.3 million in FHLB borrowings in the fourth quarter 2011.
2 Long-term borrowings include junior subordinated debentures.

     First quarter 2012 average total deposits of $1.87 billion declined 3%, or $65.7 million from the same quarter in 2011. This decrease was mainly due to reductions in higher cost time deposit balances, which declined $101.6 million or 38% from the same quarter last year. Time deposits represented just 9% of the Bank’s average total deposits in the most recent quarter, a decline from 14% in the first quarter of 2011. The combination of the Bank’s favorable shift in deposit mix and deposit pricing strategies helped reduce the average rate paid on total deposits to 0.12% in first quarter 2012, a decline of 26 basis points from 0.38% in the same quarter of 2011 and a decline of two basis points from ..14% in the fourth quarter of 2011. Whether we will continue to be successful maintaining our low cost deposit base will depend on various factors, including deposit pricing strategies, market interest rates, the effects of competition, client behavior, and the impact of regulatory changes and requirements.

     At March 31, 2012, the Bank did not hold any brokered deposits as compared to $6.0 million at December 31, 2011, and $7.7 million at March 31, 2011. Brokered deposits were not replaced as they matured.

     The average balance of long-term borrowings decreased $48.6 million to $171.0 million in the quarter ended March 31, 2012, compared to the same period last year. In the second half of 2011, the Company elected to prepay its FHLB term borrowings of $169 million and to enter into $120 million in new term borrowings with the FHLB in conjunction with managing its interest rate sensitivity position. The rate on the new term borrowings is 1.05%, a reduction from 3.17% on the amount prepaid. At March 31, 2012, the average duration of the new term borrowings was 2.6 years.

     At March 31, 2012, the balance of junior subordinated debentures issued in connection with our prior issuances of trust preferred securities was $51.0 million or unchanged from March 31, 2011. Bancorp has no deferred interest on its outstanding debentures. Under the Company’s December 2009 agreement with the Oregon Department of Consumer and Business Services, Division of Finance and Corporate Securities (“DFCS”) and the Federal Reserve Bank (“Reserve Bank”), the Company must request regulatory approval prior to making payments relating to its trust preferred securities. For additional detail regarding Bancorp’s outstanding debentures, see Note 8 in the financial statements included under Item 1 of this report.

Capital Resources

     The Board of Governors of the Federal Reserve System (“Federal Reserve”) and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. For more information on these topics, see the discussions under the subheadings “Capital Adequacy Requirements” in the section “Supervision and Regulation” included in Item 1 of the Company’s 2011 10-K. The following table summarizes the capital measures of Bancorp and the Bank at March 31, 2012:

	West Coast Bancorp			West Coast Bank			Minimum requirements
(Dollars in thousands)	March 31,		December 31,	March 31,		December 31,	Adequately	Well
	2012	2011	2011	2012	2011	2011	Capitalized	Capitalized
Tier 1 risk-based capital ratio	20.36%	17.71%	19.36%	19.62%	17.02%	18.66%	4.00%	6.00%
Total risk-based capital ratio	21.53%	18.98%	20.62%	20.88%	18.28%	19.92%	8.00%	10.00%
Leverage ratio	15.41%	13.40%	14.61%	14.85%	12.87%	14.09%	4.00%	5.00%

Total stockholders' equity	$ 320,982	$ 276,988	$ 314,479	$ 358,458	$ 314,632	$ 352,187

     Bancorp’s total risk-based capital ratio increased to 21.53% at March 31, 2012, from 20.62% at December 31, 2011, and 18.98% at March 31, 2011, while Bancorp's Tier 1 risk-based capital ratio increased to 20.36% at the most recent quarter end, from 19.36% at year end 2011 and 17.71% at March 31, 2011. The increases in capital ratios were primarily due to the Company returning to profitability and a reduction in the Company’s asset base. Also, the year-over-year increases in the capital ratios were positively impacted by the effect of fully reversing the Company’s deferred tax asset valuation allowance in the fourth quarter of 2011. The total risk-based capital ratio at the Bank improved to 20.88% at March 31, 2012, from 19.92% at year end 2011, and 18.28% at March 31, 2011, while the Bank’s Tier 1 risk-based capital ratio increased to 19.62% from 18.66% and 17.02% as of the same respective dates. Additionally, the leverage ratio at the Bank improved to 14.85% at March 31, 2012, from 14.09% at year end 2011, and 12.87% a year ago.

     The total risk based capital ratios of Bancorp include $51.0 million of junior subordinated debentures which qualified as Tier 1 capital at March 31, 2012, under guidance issued by the Federal Reserve. Bancorp expects to continue to rely on these junior subordinated debentures as part of its regulatory capital, so permitted by applicable law.

     Bancorp’s stockholders’ equity was $321.0 million at March 31, 2012, up from $314.5 million at year end 2011 and $277.0 million at March 31, 2011.

Liquidity and Sources of Funds

     The Bank’s sources of funds include customer deposits, loan repayments, advances from the FHLB, maturities of investment securities, sale of “Available for Sale” securities, loan and OREO sales, net income, and loans taken out at the Reserve Bank discount window. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows, unscheduled loan prepayments, and loan and OREO sales are not. Deposit inflows, sales of securities, loan and OREO properties, and unscheduled loan prepayments may, amongst other factors, be influenced by general interest rate levels, interest rates available on other investments, competition, market and general economic conditions.

     Deposits are our primary source of funds, and at March 31, 2012, our loan to deposit ratio was 78%, relatively unchanged from December 31, 2011, and a decline from 80% at March 31, 2011. Declining loan balances over the past few years caused the collective balance of interest bearing deposits at the Reserve Bank and investment securities portfolio of $781.1 million to account for a significant 35% of total earning assets at March 31, 2012. In light of our substantial liquidity position we continued to reduce brokered and other time deposits during the most recent quarter.

     The following table summarizes the Bank’s primary liquidity, on balance sheet liquidity, and net non-core funding dependency ratios. The primary liquidity ratio represents the sum of net cash and short-term, marketable assets and available borrowing lines divided by total deposits. The on-balance sheet consists of the sum of net cash, short-term and marketable assets divided by total deposits. The net non-core funding dependency ratio is non-core liabilities less short-term investments divided by long-term assets.The Bank’s primary liquidity, on-balance sheet liquidity, and net non-core funding dependency ratios remained strong at quarter end:

	March 31,	December 31,
	2012	2011
Primary liquidity	51%	45%
On-balance sheet liquidity	27%	26%
Net non-core funding dependency	2%	6%

     At March 31, 2012, the Bank had outstanding borrowings of $120.0 million, against its $531.6 million in established borrowing capacity with the FHLB, as compared to $120.0 million outstanding against its $440.4 million in established borrowing capacity at December 31, 2011. The borrowing capacity at the FHLB increased from year end as the FHLB increased the amount they are willing to lend against the Bank’s commercial real estate loan collateral. The Bank’s borrowing facility is subject to collateral and stock ownership requirements. The Bank also had an available discount window primary credit line with the Reserve Bank of approximately $39.8 million at March 31, 2012, with no balance outstanding at either March 31, 2012, or December 31, 2011. The Reserve Bank line is subject to collateral requirements.

     On December 15, 2009, Bancorp entered into a Written Agreement with the Reserve Bank and DFCS. For additional discussion of the Written Agreement, see Item 1, “Business – Current Regulatory Actions” in our 2011 10-K. Under the Written Agreement, Bancorp may not directly or indirectly take dividends or other forms of payment representing a reduction in capital from the Bank without the prior written approval of the Reserve Bank and the DFCS. Also, under our Memorandum of Understanding with the FDIC and DFCS, which was entered into in October 2010, the Bank may not pay dividends to the holding company without the consent of the FDIC and the DFCS. At March 31, 2012, the holding company did not have any borrowing arrangements of its own.

Off-Balance Sheet Arrangements

     At March 31, 2012, the Bank had commitments to extend credit of $578.1 million, which was up 0.7% compared to $574.3 million at December 31, 2011. For additional information regarding off balance sheet arrangements and future financial commitments, see Note 7 “Commitments and Contingent Liabilities” in the financial statements included under Item 1 of this report.

Critical Accounting Policies

     Management has identified as our most critical accounting policies, the calculation of our allowance for credit losses, valuation of OREO, and estimates relating to income taxes. Each of these policies are discussed in our 2011 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change in the market risks disclosure under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2011 10-K.

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

Item 1A. Risk Factors

     For detailed discussion of additional risks that may affect our business, see Item 1A, “Risk Factors” in our 2011 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended March 31, 2012. All share amounts have been restated for the recent Reverse Stock Split:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased (1)	per Share	(2)	Under the Plans or Programs
1/1/12 - 1/31/12	-	$0.00	-	210,364
2/1/12 - 2/29/12	363	$17.15	-	210,364
3/1/12 - 3/31/12	66	$18.79	-	210,364
Total for quarter	429		-

(1)	Shares repurchased by Bancorp include shares acquired from employees in connection with stock option exercises and cancellation of restricted stock to pay withholding taxes totaling 0 shares, 363 shares, and 66 shares, respectively, for the periods indicated. There were no shares repurchased in the periods indicated pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in note 2 below.

(2)	Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 66,000 common shares, which amount was increased by 110,000 shares in September 2000, by .2 million shares in September 2001, by .2 million shares in September 2002, by .2 million shares in April 2004, and by .2 million shares in September 2007 for a total authorized repurchase amount as of March 31, 2012, of approximately 1.0 million shares.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Mine Safety Disclosures

     None

Item 5. Other Information

     None

Item 6. Exhibits

Exhibit No.	Exhibit
10.1	2012 Omnibus Incentive Plan
31.1	Certification of CEO under Rule 13(a) – 14(a) of the Exchange Act.
31.2	Certification of CFO under Rule 13(a) – 14(a) of the Exchange Act.
32	Certification of CEO and CFO under 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, this registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

WEST COAST BANCORP
(Registrant)

Dated: May 8, 2012	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and Chief Executive Officer

Dated: May 8, 2012	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer