Form 10-Q
period 2012-06-30
WEST COAST BANCORP /NEW/OR/
filed 2012-08-08
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: June 30, 2012

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

     Common Stock, no par value: 19,294,564 shares outstanding as of July 31, 2012.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
(Dollars and shares in thousands, unaudited)	2012	2011
ASSETS

Cash and cash equivalents:
Cash and due from banks	$55,332	$59,955
Federal funds sold	2,740	4,758
Interest-bearing deposits in other banks	52,815	27,514
Total cash and cash equivalents	110,887	92,227
Trading securities	793	747
Investment securities available for sale, at fair value
(amortized cost: $694,595 and $717,593, respectively)	708,884	729,844
Federal Home Loan Bank stock, held at cost	12,148	12,148
Loans held for sale	-	3,281
Loans	1,495,797	1,501,301
Allowance for loan losses	(33,132)	(35,212)
Loans, net	1,462,665	1,466,089
Premises and equipment, net	23,179	24,374
Other real estate owned, net	25,726	30,823
Bank owned life insurance	26,646	26,228
Other assets	37,511	44,126
Total assets	$2,408,439	$2,429,887

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand	$648,819	$621,962
Savings and interest bearing demand	497,135	495,117
Money market	585,421	625,373
Time deposits	145,510	173,117
Total deposits	1,876,885	1,915,569

Short-term borrowings	15,000	-
Long-term borrowings	112,900	120,000
Junior subordinated debentures	51,000	51,000
Reserve for unfunded commitments	768	771
Other liabilities	23,869	28,068
Total liabilities	2,080,422	2,115,408

Commitments and contingent liabilities (Note 7)

Stockholders' equity:
Preferred stock: no par value, 10,000 shares authorized;
Series B issued and outstanding: 121 at June 30, 2012 and December 31, 2011	21,124	21,124
Common stock: no par value, 50,000 shares authorized;
issued and outstanding: 19,295 at June 30, 2012 and 19,298 at December 31, 2011	231,443	230,966
Retained earnings	66,775	54,952
Accumulated other comprehensive income	8,675	7,437
Total stockholders' equity	328,017	314,479
Total liabilities and stockholders' equity	$2,408,439	$2,429,887

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars and shares in thousands, except per share amounts)	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$18,699	$20,231	$37,908	$40,530
Interest on taxable investment securities	3,601	4,276	7,208	8,345
Interest on nontaxable investment securities	509	535	1,001	1,014
Interest on deposits in other banks	32	61	56	131
Interest on federal funds sold	-	1	1	2
Total interest income	22,841	25,104	46,174	50,022

INTEREST EXPENSE:
Savings, interest bearing demand deposits and money market	184	702	377	1,454
Time deposits	247	774	631	1,831
Short-term borrowings	4	46	5	46
Long-term borrowings	331	1,289	644	2,610
Junior subordinated debentures	302	332	611	608
Total interest expense	1,068	3,143	2,268	6,549
Net interest income	21,773	21,961	43,906	43,473
Provision (benefit) for credit losses	(492)	3,426	(403)	5,502
Net interest income after provision for credit losses	22,265	18,535	44,309	37,971

NONINTEREST INCOME:
Service charges on deposit accounts	3,212	3,575	6,030	7,219
Payment systems related revenue	3,084	3,169	6,157	6,099
Trust and investment services revenue	1,457	1,208	2,392	2,356
Gains on sales of loans	722	300	1,457	813
Other real estate owned valuation adjustments
and (loss) gain on sales	(1,030)	(910)	(1,604)	(1,244)
Gain (loss) on securities, net:
Gains (losses) on sales of securities	228	130	375	397
Other-than-temporary impairment losses on securities	-	(1,636)	(1,726)	(1,636)
Portion of other-than-temporary, non-credit related losses
recognized in other comprehensive income	-	1,457	1,677	1,457
Total net gains (losses) on securities	228	(49)	326	218
Other noninterest income	821	777	1,623	1,525
Total noninterest income	8,494	8,070	16,381	16,986

NONINTEREST EXPENSE:
Salaries and employee benefits	12,081	12,119	23,559	23,996
Equipment	1,584	1,564	3,246	3,092
Occupancy	2,119	2,232	4,194	4,397
Payment systems related expense	1,075	1,350	2,194	2,597
Professional fees	1,060	976	2,171	1,958
Postage, printing and office supplies	729	862	1,548	1,672
Marketing	255	831	567	1,482
Communications	419	389	799	767
Other noninterest expense	2,154	2,635	4,223	5,550
Total noninterest expense	21,476	22,958	42,501	45,511

INCOME BEFORE INCOME TAXES	9,283	3,647	18,189	9,446
PROVISION (BENEFIT) FOR INCOME TAXES	3,249	(987)	6,366	(293)
NET INCOME	$6,034	$4,634	$11,823	$9,739

Basic earnings per share	$0.29	$0.23	$0.58	$0.48
Diluted earnings per share	$0.28	$0.22	$0.55	$0.45

Weighted average common shares	19,082	19,006	19,060	18,983
Weighted average diluted shares	20,256	20,025	20,161	19,982

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands, unaudited)	2012	2011	2012	2011
Net income	$6,034	$4,634	$11,823	9,739
Other comprehensive income, net of tax:
Unrealized holding gains on securities:
Unrealized holding gains arising during the period	1,924	6,734	2,365	5,021
Tax provision	(755)	(2,653)	(928)	(1,986)
Unrealized holding gains arising during the period, net of tax	1,169	4,081	1,437	3,035

Less: Reclassification adjustment for net other-than-temporary
impairment losses on securities	-	179	49	179
Tax benefit	-	(70)	(19)	(70)
Other-than-temporary impairment losses on securities, net of tax	-	109	30	109

Less: Reclassification adjustment for net
gains on sales of securities	(228)	(130)	(375)	(397)
Tax provision	89	51	146	155
Gains on sales of securities, net of tax	(139)	(79)	(229)	(242)
Other comprehensive income, net of tax	1,030	4,111	1,238	2,902
Total net comprehensive income	$7,064	$8,745	$13,061	12,641

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended
(Dollars in thousands, unaudited)	June 30, 2012	June 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$11,823	$9,739
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	4,229	4,032
Amortization of tax credits	326	382
Deferred income tax expense (benefit)	4,782	(304)
Amortization of intangibles	-	119
Provision (benefit) for credit losses	(403)	5,502
Decrease in accrued interest receivable	691	157
Increase in other assets	(402)	(326)
Loss on impairment of securities	49	179
Gains on sales of securities	(375)	(397)
Net loss on disposal of premises and equipment	41	9
Net other real estate owned valuation adjustments and (loss) gain on sales	1,604	1,244
Gains on sales of loans	(1,457)	(813)
Origination of loans held for sale	(9,510)	(17,818)
Proceeds from sales of loans held for sale	14,248	20,983
(Decrease) increase in interest payable	(36)	258
Increase (decrease) in other liabilities	(2,474)	868
Increase in cash surrender value of bank owned life insurance	(418)	(423)
Stock based compensation expense	792	1,029
Excess tax benefits associated with stock plans	(62)	(53)
Decrease (increase) in trading securities	(46)	27
Net cash provided by operating activities	23,402	24,394

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	129,318	137,577
Proceeds from sales of available for sale securities	32,859	38,611
Purchase of available for sale securities	(141,021)	(288,064)
Loans made to customers less (greater) than principal collected on loans	8,013	(2,542)
Purchase of loans	(8,254)	-
Proceeds from the sale of other real estate owned	7,607	13,591
Capital expenditures on other real estate owned	(45)	(358)
Capital expenditures on premises and equipment	(510)	(996)
Net cash provided (used) by investing activities	27,967	(102,181)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net (decrease) increase in demand, savings and interest
bearing transaction accounts	(12,687)	57,873
Net decrease in time deposits	(27,607)	(67,398)
Proceeds from issuance of short-term borrowings	62,000	-
Repayment of short-term borrowings	(62,000)	-
Proceeds from issuance of long-term borrowings	7,900	-
Proceeds from issuance of common stock-stock options	70	38
Fractional share payment	-	(18)
Redemption of stock pursuant to stock plans	(499)	(495)
Excess tax benefits associated with stock plans	62	53
Activity in deferred compensation plan	52	(11)
Net cash used by financing activities	(32,709)	(9,958)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	18,660	(87,745)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92,227	177,991
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$110,887	$90,246

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
(Shares and dollars in thousands, unaudited)	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income	Total
BALANCE, January 1, 2011	$21,124	19,286	$229,722	$21,175	$539	$272,560

Net income	$-	-	$-	$33,777	$-	$33,777
Other comprehensive income, net of tax:	-	-	-	-	6,898	6,898
Redemption of stock pursuant to stock plans	-	(55)	(531)	-	-	(531)
Activity in deferred compensation plan	-	(3)	(27)	-	-	(27)
Issuance of common stock-stock options	-	7	80	-	-	80
Issuance of common stock-restricted stock	-	64	-	-	-	-
Stock based compensation expense	-	-	1,899	-	-	1,899
Tax adjustment associated with stock plans	-	-	(159)	-	-	(159)
Fractional share payment	-	(1)	(18)	-	-	(18)
BALANCE, December 31, 2011	21,124	19,298	230,966	54,952	7,437	314,479

Net income	$-	-	$-	$11,823	$-	$11,823
Other comprehensive income, net of tax:	-	-	-	-	1,238	1,238
Redemption of stock pursuant to stock plans	-	(38)	(499)	-	-	(499)
Activity in deferred compensation plan	-	(1)	52	-	-	52
Issuance of common stock-stock options	-	6	70	-	-	70
Issuance of common stock-restricted stock	-	30	-	-	-	-
Stock based compensation expense	-	-	792	-	-	792
Tax adjustment associated with stock plans	-	-	62	-	-	62
BALANCE, June 30, 2012	$21,124	19,295	$231,443	$66,775	$8,675	$328,017

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

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments of a normal, recurring nature that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations and cash flows for the three and six months ended June 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or other future periods.

     Supplemental cash flow information. The following table presents supplemental cash flow information for the six months ended June 30, 2012, and 2011.

(Dollars in thousands)	Six months ended
	June 30,
	2012	2011
Supplemental cash flow information:
Cash paid (received) in the period for:
Interest	$2,305	$6,291
Income taxes	3,080	6,500

Noncash investing and financing activities:
Change in unrealized gain on available
for sale securities, net of tax	$1,238	$2,902
Settlement of secured borrowings	-	(3,085)
Transfer of long term debt to short term debt	15,000	39,200
OREO and premises and equipment expenditures
accrued in other liabilities	$36	$30
Transfer of loans to OREO	4,068	10,367

1. BASIS OF PRESENTATION

     New Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance within the Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU amends existing guidance regarding the highest and best use and valuation assumption by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The ASU also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. ASU 2011-04 is effective for the Company’s reporting period beginning after December 15, 2011, and was applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows.

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

2. STOCK PLANS

     On April 24, 2012, shareholders approved Bancorp’s 2012 Omnibus Incentive Plan (the “2012 Incentive Plan”). Bancorp's 2002 Stock Incentive Plan (the “2002 Plan”) was terminated on March 8, 2012, and no additional awards will be granted under the 2002 Plan. The 2012 Incentive Plan authorizes the issuance of up to 400,000 shares to participants in connection with grants of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards. The 2012 Incentive Plan has 370,673 shares available for grant at June 30, 2012. The number of shares that may be issued under the 2012 Incentive Plan is subject to adjustment in certain circumstances.

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

     The following table presents information on stock options outstanding for the period shown:

	Six months ended
	June 30, 2012
		Weighted Average
	Common Shares	Exercise Price per share
Balance, beginning of period	257,080	$70.12
Granted	-	-
Exercised	(6,055)	11.55
Forfeited/expired	(39,556)	74.31
Balance, end of period	211,469	$71.01

     The following table presents information on stock options outstanding for the periods shown:

	Six months ended	Six months ended
(Dollars in thousands, except share and per share data)	June 30, 2012	June 30, 2011
Stock options vested and expected to vest:
Number	211,469	257,827
Weighted average exercise price per share	$71.01	$69.39
Aggregate intrinsic value	$527	$400
Weighted average contractual term of options	4.2 years	4.6 years

Stock options vested and currently exercisable:
Number	211,394	257,206
Weighted average exercise price per share	$71.03	$69.59
Aggregate intrinsic value	$527	$397
Weighted average contractual term of options	4.2 years	4.6 years

Unearned compensation related to stock options	$-	$48

     There were no stock option grants for the six months ended June 30, 2012, and 2011.

2. STOCK PLANS

     The following table presents information on restricted stock outstanding for the period shown:

	Six months ended
	June 30, 2012
		Weighted Average Market
	Restricted Shares	Price at Grant
Balance, beginning of period	264,631	$16.98
Granted	29,673	19.05
Vested	(94,975)	18.19
Forfeited	(13,357)	15.66
Balance, end of period	185,972	$16.78

Weighted average remaining recognition period	2.1 years

     The balance of unearned compensation related to restricted shares as of June 30, 2012, and June 30, 2011, was $2.9 million and $4.6 million, respectively.

     The following table presents stock-based compensation expense for the periods shown:

	Three months ended		Six months ended
	June 30,		June 30,
(Dollars in thousands)	2012	2011	2012	2011
Restricted stock expense	$380	$468	$777	$975
Stock option expense	3	17	15	54
Total stock-based compensation expense	$383	$485	$792	$1,029

     The income tax benefit recognized in the income statement for restricted stock compensation expense in the three and six months ended June 30, 2012, was $133,000 and $272,000, respectively. The income tax benefit recognized in the income statement for restricted stock compensation expense in the three and six months ended June 30, 2011, was $178,000 and $371,000, respectively.

     The cash received from stock option exercises was $18,000 and $70,000 for the three and six months ended June 30, 2012, respectively. The Company recorded $62,000 of tax benefits from disqualifying dispositions involving incentive stock options, the exercise of non-qualified stock options, and the vesting and release of restricted stock for the six months ended June 30, 2012. No tax benefit was recorded in the six months ended June 30, 2011.

3. INVESTMENT SECURITIES

     The following tables present the available for sale investment portfolio as of June 30, 2012, and December 31, 2011:

(Dollars in thousands)
June 30, 2012	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$200	$-	$-	$200
U.S. Government agency securities	200,752	3,936	-	204,688
Corporate securities	14,303	-	(5,925)	8,378
Mortgage-backed securities	399,028	11,141	(86)	410,083
Obligations of state and political subdivisions	69,046	4,658	(74)	73,630
Equity investments and other securities	11,266	662	(23)	11,905
Total	$694,595	$20,397	$(6,108)	$708,884

(Dollars in thousands)
December 31, 2011	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$200	$3	$-	$203
U.S. Government agency securities	216,211	3,453	(33)	219,631
Corporate securities	14,351	-	(5,844)	8,507
Mortgage-backed securities	419,510	9,351	(136)	428,725
Obligations of state and political subdivisions	56,003	4,736	(7)	60,732
Equity investments and other securities	11,318	749	(21)	12,046
Total	$717,593	$18,292	$(6,041)	$729,844

     At June 30, 2012, the corporate securities portfolio included four pooled trust preferred securities issued by banks and/or insurance companies with amortized cost of $13.8 million and an estimated fair market value of $7.9 million resulting in an estimated $5.9 million unrealized loss. This unrealized loss reflects a decline in market value since the purchase of these securities. Credit deterioration and wider credit and liquidity spreads since purchase contributed to the unrealized loss. These pooled trust preferred securities are rated C or better by the rating agencies that cover these securities and they have several features that reduce credit risk, including seniority over certain tranches in the same pool and the benefit of certain collateral coverage tests.

     The following tables provide the fair value and gross unrealized losses on securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of June 30, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$200	$-	$-	$-	$200	$-
Corporate securities	-	-	7,878	(5,925)	7,878	(5,925)
Mortgage-backed securities	11,261	(86)	-	-	11,261	(86)
Obligations of state and political subdivisions	5,806	(74)	-	-	5,806	(74)
Equity and other securities	597	(3)	1,180	(20)	1,777	(23)
Total	$17,864	$(163)	$9,058	$(5,945)	$26,922	$(6,108)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$14,627	$(33)	$-	$-	$14,627	$(33)
Corporate securities	-	-	8,007	(5,844)	8,007	(5,844)
Mortgage-backed securities	26,416	(130)	9,538	(6)	35,954	(136)
Obligations of state and political subdivisions	234	(7)	-	-	234	(7)
Equity and other securities	598	(2)	1,182	(19)	1,780	(21)
Total	$41,875	$(172)	$18,727	$(5,869)	$60,602	$(6,041)

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

     The Company recorded a credit related OTTI charge of $.2 million pretax in the second quarter of 2011 related to a pooled trust preferred security in its investment portfolio, which also was placed on nonaccrual status at the same time. An additional credit related OTTI charge of $49,000, pretax, relating to this same security was deemed necessary in the first quarter of 2012. We do not intend to sell this security, and it is not likely that we will be required to sell this security, but we do not expect to recover the entire amortized cost basis of the security. The amount of OTTI related to credit losses recognized in earnings represents the portion of amortized cost of the security that we do not expect to recover and is based on the estimated cash flow expected from the security, discounted by the estimated future coupon rates of the security. We estimate cash flows based on the performance of the underlying collateral for the security and the overall structure of the security. Factors considered in the performance of underlying collateral include current default and deferral rates, estimated future default, deferral and recovery rates, and prepayment rates. Factors considered in the overall structure of the security include the impact of the underlying collateral cash flow on debt coverage tests and subordination levels. The remaining impairment on this security that is related to all other factors is recognized in other comprehensive income. Given regulatory guidelines on expectation of full payment of interest and principal as well as extended payments in kind, this pooled trust preferred security was placed on nonaccrual status. In October 2011, the Company placed another pooled trust preferred security, with payments in kind, on nonaccrual status. However, while this security had an impairment loss of $1.6 million at June 30, 2012, the security had no credit related OTTI as of June 30, 2012.

     The following table presents a summary of the significant inputs utilized to measure the OTTI related to credit losses associated with the above pooled trust preferred security at June 30, 2012, and June 30, 2011:

	June 30, 2012	June 30, 2011
Default Rate	0.75%	0.75%
Recovery Rate	15.00%	15.00%
Prepayments	1.00%	1.00%
Discount rate (coupon) range	2.9%-4.2%	2.9%-4.2%

     The following table presents information about the securities with OTTI losses for the periods shown:

(Dollars in thousands)
	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Other-than-temporary impairment losses on securities	$-	$(1,636)	$(1,726)	$(1,636)
Portion of other-than temporary, non-credit related losses
recognized in other comprehensive income	-	1,457	1,677	1,457
Net other-than-temporary impairment losses on securities	$-	$(179)	$(49)	$(179)

     The following table presents a tabular roll forward of the amount of credit related OTTI recognized in earnings for the periods shown:

(Dollars in thousands)
	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Balance of net OTTI losses on securities, beginning of period	$(228)	$-	$(179)	$-
Net OTTI losses on securities in the period	-	(179)	(49)	(179)
Balance of net OTTI losses on securities, end of period	$(228)	$(179)	$(228)	$(179)

     At June 30, 2012, and December 31, 2011, the Company had $288.8 million and $291.0 million, respectively, in investment securities being provided as collateral to the Federal Home Loan Bank of Seattle (“FHLB”), the Federal Reserve Bank of San Francisco (“Reserve Bank”), the State of Oregon, the State of Washington, and others to support the Company’s borrowing capacities and certain public fund deposits.

3. INVESTMENT SECURITIES

     The following table presents the contractual maturities of the investment securities available for sale at June 30, 2012:

(Dollars in thousands)	Available for sale
June 30, 2012	Amortized cost	Fair value
U.S. Treasury securities
One year or less	$-	$-
After one year through five years	200	200
After five through ten years	-	-
Due after ten years	-	-
Total	200	200

U.S. Government agency securities:
One year or less	500	501
After one year through five years	150,604	154,174
After five through ten years	49,648	50,013
Due after ten years	-	-
Total	200,752	204,688

Corporate securities:
One year or less	-	-
After one year through five years	500	500
After five through ten years	-	-
Due after ten years	13,803	7,878
Total	14,303	8,378

Obligations of state and political subdivisions:
One year or less	2,158	2,215
After one year through five years	17,193	18,210
After five through ten years	31,681	34,421
Due after ten years	18,014	18,784
Total	69,046	73,630

Mortgage-backed securities	399,028	410,083
Equity investments and other securities	11,266	11,905
Total securities	$694,595	$708,884

     Certain investments have maturities that will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The compositions and carrying values of the Company’s loan portfolio, excluding loans held for sale, were as follows:

(Dollars in thousands)	June 30, 2012	December 31, 2011
Commercial	$292,643	$299,766
Real estate construction	44,026	30,162
Real estate mortgage	308,891	324,994
Commercial real estate	837,415	832,767
Installment and other consumer	12,822	13,612
Total loans	1,495,797	1,501,301
Allowance for loan losses	(33,132)	(35,212)
Total loans, net	$1,462,665	$1,466,089

     The following table presents an age analysis of the loan portfolio, including nonaccrual loans, for the periods shown:

(Dollars in thousands)	June 30, 2012
	30 - 89 days	Greater than	Total	Current	Total
	past due	90 days past due	past due	loans	loans
Commercial	$1,045	$4,725	$5,770	$286,873	$292,643
Real estate construction	-	5,687	5,687	38,339	44,026
Real estate mortgage	2,927	2,389	5,316	303,575	308,891
Commercial real estate	5,162	4,823	9,985	827,430	837,415
Installment and other consumer	18	1	19	12,803	12,822
Total	$9,152	$17,625	$26,777	$1,469,020	$1,495,797

(Dollars in thousands)	December 31, 2011
	30 - 89 days	Greater than	Total	Current	Total
	past due	90 days past due	past due	loans	loans
Commercial	$849	$5,692	$6,541	$293,225	$299,766
Real estate construction	-	5,522	5,522	24,640	30,162
Real estate mortgage	3,787	6,226	10,013	314,981	324,994
Commercial real estate	3,619	6,328	9,947	822,820	832,767
Installment and other consumer	56	1	57	13,555	13,612
Total	$8,311	$23,769	$32,080	$1,469,221	$1,501,301

     Loans greater than 90 days past due are classified into nonaccrual status. In addition, certain loans not 90 days past due are on nonaccrual status.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The following table presents an analysis of impaired loans for the periods shown:

						Quarter ended
(Dollars in thousands)	June 30, 2012					June 30, 2012
	Unpaid principal	Impaired loans	Impaired loans	Total impaired	Related	Average impaired
	balance[1]	with no allowance	with allowance	loan balance	allowance	loan balance
Commercial	$17,868	$6,199	$443	$6,642	$27	$6,726
Real estate construction	10,777	5,686	-	5,686	-	5,672
Real estate mortgage	25,976	9,283	4,838	14,121	166	17,194
Commercial real estate	22,462	12,384	8,713	21,097	288	23,378
Installment and other consumer	1,926	-	85	85	21	118
Total	$79,009	$33,552	$14,079	$47,631	$502	$53,088

						Quarter ended
(Dollars in thousands)	December 31, 2011					December 31, 2011
	Unpaid principal	Impaired loans	Impaired loans	Total impaired	Related	Average impaired
	balance[1]	with no allowance	with allowance	loan balance	allowance	loan balance
Commercial	$18,736	$7,750	$224	$7,974	$1	$10,504
Real estate construction	9,716	5,823	41	5,864	-	8,405
Real estate mortgage	30,732	11,949	6,779	18,728	329	20,892
Commercial real estate	25,426	15,070	8,604	23,674	173	25,969
Installment and other consumer	1,812	5	175	180	-	54
Total	$86,422	$40,597	$15,823	$56,420	$503	$65,824

1The unpaid principal balance on impaired loans represents the amount owed by the borrower. The carrying value of impaired loans is lower than the unpaid principal balance due to charge-offs.

     The balance of Troubled Debt Restructurings (“TDR”) at June 30, 2012, was $32.1 million, down from $37.6 million at December 31, 2011. The following table presents an analysis of TDRs recorded for the periods ended June 30, 2012, and June 30, 2011:

(Dollars in thousands)	TDRs recorded for the three months ended			TDRs recorded in the 12 months prior to June 30, 2012 that
	June 30, 2012			subsequently defaulted in the three months ended June 30, 2012
	Number of	Pre-TDR outstanding	Post-TDR outstanding	Number of	Pre-TDR outstanding	Amount Defaulted
	loans	recorded investment	recorded investment	loans	recorded investment
Commercial	1	$40	$40	-	$-	$-
Real estate construction	-	-	-	-	-	-
Real estate mortgage	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Consumer loans	-	-	-	-	-	-
Total	1	$40	$40	-	$-	$-

(Dollars in thousands)	TDRs recorded for the three months ended			TDRs recorded in the 12 months prior to June 30, 2011 that
	June 30, 2011			subsequently defaulted in the three months ended June 30, 2011
	Number of	Pre-TDR outstanding	Post-TDR outstanding	Number of	Pre-TDR outstanding	Amount Defaulted
	loans	recorded investment	recorded investment	loans	recorded investment
Commercial	4	$368	$366	-	$-	$-
Real estate construction	-	-	-	-	-	-
Real estate mortgage	2	789	786	-	-	-
Commercial real estate	2	735	732	-	-	-
Consumer loans	-	-	-	-	-	-
Total	8	$1,892	$1,884	-	$-	$-

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

(Dollars in thousands)	TDRs recorded for the six months ended			TDRs recorded in the 12 months prior to June 30, 2012 that
	June 30, 2012			subsequently defaulted in the six months ended June 30, 2012
	Number of	Pre-TDR outstanding	Post-TDR outstanding	Number of	Pre-TDR outstanding	Amount Defaulted
	loans	recorded investment	recorded investment	loans	recorded investment
Commercial	3	$689	$689	-	$-	$-
Real estate construction	-	-	-	-	-	-
Real estate mortgage	-	-	-	-	-	-
Commercial real estate	-	-	-	-	-	-
Consumer loans	-	-	-	1	88	87
Total	3	$689	$689	1	$88	$87

(Dollars in thousands)	TDRs recorded for the six months ended			TDRs recorded in the 12 months prior to June 30, 2011 that
	June 30, 2011			subsequently defaulted in the six months ended June 30, 2011
	Number of	Pre-TDR outstanding	Post-TDR outstanding	Number of	Pre-TDR outstanding	Amount Defaulted
	loans	recorded investment	recorded investment	loans	recorded investment
Commercial	9	$809	$779	-	$-	$-
Real estate construction	1	1,008	744	1	983	983
Real estate mortgage	6	2,071	2,058	-	-	-
Commercial real estate	3	917	913	-	-	-
Consumer loans	-	-	-	-	-	-
Total	19	$4,805	$4,494	1	$983	$983

     TDRs are considered impaired and as such are typically measured based on the fair value of the collateral less selling costs. For TDRs that are collateral dependent, the Company charges off the amount of impairment at the time of impairment, rather than creating a specific reserve for the impairment amount.

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The following table presents nonaccrual loans by category as of the dates shown:

	June 30,	December 31,
(Dollars in thousands)	2012	2011
Commercial	$6,199	$7,750
Real estate construction	5,686	5,823
Real estate mortgage	9,283	11,949
Commercial real estate	12,384	15,070
Installment and other consumer	-	5
Total loans on nonaccrual status	$33,552	$40,597

     The Company uses a risk rating matrix to assign a risk rating to loans not evaluated on a homogenous pool level. At June 30, 2012, $1.11 billion of loans were risk rated and $382.4 million were evaluated on a homogeneous pool basis. Individually risk rated loans are rated on a scale of 1 to 10. A description of the general characteristics of the 10 risk ratings is as follows:

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

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

       The Company considers loans assigned a risk rating 8 through 10 to be classified loans. The following table presents weighted average risk ratings of the loan portfolio, including classified loans, by category. The weighted average risk rating of the portfolio exhibited modest improvement from December 31, 2011, to June 30, 2012. However, the Company experienced reductions in all classified loan portfolio categories during over this period.

(Dollars in thousands)	June 30, 2012		December 31, 2011
	Weighted average	Classified	Weighted average	Classified
	risk rating	loans	risk rating	loans
Commercial	5.77	$20,000	5.84	$22,401
Real estate construction	6.63	12,242	6.99	13,159
Real estate mortgage	6.40	19,342	6.50	24,004
Commercial real estate	5.64	30,360	5.67	35,255
Installment and other consumer[1]	7.83	244	7.87	358
Total		$82,188		$95,177

Total loans risk rated	$1,113,353		$1,103,713

1 Installment and other consumer loans are primarily evaluated on a homogenous pool level and generally not individually risk rated unless certain factors are met.

       The following table presents homogeneous loans where credit risk is evaluated on a portfolio basis by category, and includes home equity loans and lines of credit and certain small business loans. Important credit quality metrics for this portfolio include balances on nonaccrual and past due status. Total loans and lines evaluated on a homogeneous pool basis were $382.4 million at June 30, 2012, and $397.6 million at December 31, 2011.

(Dollars in thousands)	June 30, 2012			December 31, 2011
	Current	Nonaccrual	30 - 89 days	Current	Nonaccrual	30 - 89 days
	status	status	past due	status	status	past due
Commercial	$43,972	$1	$362	$46,774	$11	$112
Real estate construction	-	4	-	-	4	-
Real estate mortgage	243,497	16	1,283	254,107	13	1,480
Commercial real estate	80,416	1	364	81,601	1	283
Installment and other consumer	12,509	1	19	13,146	-	56
Total	$380,394	$23	$2,028	$395,628	$29	$1,931

       The following tables present summary account activity relating to the allowance for credit losses by loan category:

(Dollars in thousands)	Three months ended June 30, 2012
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Beginning balance March 31, 2012	$6,869	$2,303	$8,067	$11,840	$1,066	$4,489	$34,634
Provision for credit losses	55	134	1,003	(1,145)	65	(604)	(492)
Losses charged to the allowance	(379)	-	(476)	(549)	(252)	-	(1,656)
Recoveries credited to the allowance	156	29	48	1,129	52	-	1,414
Ending balance June 30, 2012	$6,701	$2,466	$8,642	$11,275	$931	$3,885	$33,900

	Six months ended June 30, 2012
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Beginning balance December 31, 2011	$7,746	$2,490	$8,461	$11,833	$1,067	$4,386	$35,983
Provision for credit losses	(827)	(52)	1,685	(1,097)	389	(501)	(403)
Losses charged to the allowance	(1,014)	(3)	(1,715)	(611)	(672)	-	(4,015)
Recoveries credited to the allowance	796	31	211	1,150	147	-	2,335
Ending balance June 30, 2012	$6,701	$2,466	$8,642	$11,275	$931	$3,885	$33,900

Loans valued for impairment:
Individually	$6,642	$5,686	$14,121	$21,097	$85	$-	$47,631
Collectively	286,001	38,340	294,770	816,318	12,737	-	1,448,166
Total	$292,643	$44,026	$308,891	$837,415	$12,822	$-	$1,495,797

4. LOANS AND ALLOWANCE FOR CREDIT LOSSES

(Dollars in thousands)	Three months ended June 30, 2011
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Beginning balance March 31, 2011	$8,735	$3,989	$8,137	$12,790	$1,118	$5,660	$40,429
Provision for credit losses	(556)	(733)	3,116	1,605	234	(240)	3,426
Losses charged to the allowance	(460)	(866)	(2,531)	(564)	(439)	-	(4,860)
Recoveries credited to the allowance	139	5	18	3	71	-	236
Ending balance June 30, 2011	$7,858	$2,395	$8,740	$13,834	$984	$5,420	$39,231

(Dollars in thousands)	Six months ended June 30, 2011
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Beginning balance December 31, 2010	$8,541	$4,474	$8,156	$12,462	$1,273	$6,161	$41,067
Provision for credit losses	(99)	(842)	4,470	2,259	455	(741)	5,502
Losses charged to the allowance	(1,221)	(1,242)	(4,016)	(893)	(902)	-	(8,274)
Recoveries credited to the allowance	637	5	130	6	158	-	936
Ending balance June 30, 2011	$7,858	$2,395	$8,740	$13,834	$984	$5,420	$39,231

Loans valued for impairment:
Individually	$9,443	$8,637	$21,336	$25,064	$1	$-	$64,481
Collectively	288,374	23,797	315,388	814,601	14,506	-	1,456,666
Total	$297,817	$32,434	$336,724	$839,665	$14,507	$-	$1,521,147

       The decline in the provision for credit losses and the allowance for credit losses reflected the improving trend in the overall risk profile of the loan portfolio. The allowance for credit losses at June 30, 2012 declined from December 31, 2011, also due to lower overall loan balances as well as adjustments being made to loan category risk rating reserve percentages.

       The following table shows the components of the allowance for credit losses:

(Dollars in thousands)	June 30, 2012	June 30, 2011
Allowance for loan losses	$33,132	$38,422
Reserve for unfunded commitments	768	809
Total allowance for credit losses	$33,900	$39,231

5. OTHER REAL ESTATE OWNED, NET

       The following tables summarize Other Real Estate Owned (“OREO”) for the periods shown:

(Dollars in thousands)	Three months ended
	June 30, 2012	June 30, 2011
Balance, beginning of period	$27,525	$39,329
Additions to OREO	3,304	4,270
Disposition of OREO	(3,890)	(6,670)
Valuation adjustments in the period	(1,213)	(1,555)
Total OREO	$25,726	$35,374

(Dollars in thousands)	Six months ended
	June 30, 2012	June 30, 2011
Balance, beginning of period	$30,823	$39,459
Additions to OREO	4,114	10,749
Disposition of OREO	(7,477)	(12,622)
Valuation adjustments in the period	(1,734)	(2,212)
Total OREO	$25,726	$35,374

       The following tables summarize the OREO valuation allowance for the periods shown:

(Dollars in thousands)	Three months ended
	June 30, 2012	June 30, 2011
Balance, beginning of period	$8,073	$7,425
Valuation adjustments in the period	1,213	1,555
Deductions from the valuation allowance due to disposition	(464)	(1,425)
Total OREO valuation allowance	$8,822	$7,555

(Dollars in thousands)	Six months ended
	June 30, 2012	June 30, 2011
Balance, beginning of period	$8,151	$7,584
Valuation adjustments in the period	1,734	2,212
Deductions from the valuation allowance due to disposition	(1,063)	(2,241)
Total OREO valuation allowance	$8,822	$7,555

6. EARNINGS PER SHARE

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

       Diluted earnings per share is computed in a similar manner to basic earnings per share except that the denominator of weighted average common shares is increased to include the number of additional common shares that would have been outstanding if shares issuable upon exercise of options and warrants were included in earnings per share. In addition, under the two-class method, net income, the numerator, is adjusted to reflect the allocation of net income to participating securities such as preferred stock and non-vested restricted stock. For the diluted earnings per share computation, the treasury stock method is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate diluted earnings per share. The two-class method was utilized to calculate diluted earnings per share for the three and six months ended June 30, 2012.

       The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations for the periods ended June 30, 2012, and 2011:

(Dollars and shares in thousands, except per share amounts)	Three months ended
	June 30, 2012	June 30, 2011
Net income	$6,034	$4,634
Less: Net income allocated to participating securities-basic:
Preferred stock	357	274
Non-vested restricted stock	60	63
Net income available to common stock holders-basic	5,617	4,297
Add: Net income allocated per two-class method-diluted:
Stock options and Class C warrants	22	15
Net income available to common stockholders-diluted	$5,639	$4,312
Weighted average common shares outstanding -basic	19,082	19,006
Common stock equivalents from:
Stock options	26	24
Class C warrants	1,148	995
Weighted average common shares outstanding -diluted	20,256	20,025
Basic earnings per share	$0.29	$0.23
Diluted earnings per share	$0.28	$0.22

Common stock equivalent shares excluded due to anti-dilutive effect	167	189

(Dollars and shares in thousands, except per share amounts)	Six months ended
	June 30, 2012	June 30, 2011
Net income	$11,823	$9,739
Less: Net income allocated to participating securities-basic:
Preferred stock	700	576
Non-vested restricted stock	134	143
Net income available to common stock holders-basic	10,989	9,020
Add: Net income allocated per two-class method-diluted:
Stock options and Class C warrants	43	32
Net income available to common stockholders-diluted	$11,032	$9,052
Weighted average common shares outstanding -basic	19,060	18,983
Common stock equivalents from:
Stock options	24	23
Class C warrants	1,077	976
Weighted average common shares outstanding -diluted	20,161	19,982
Basic earnings per share	$0.58	$0.48
Diluted earnings per share	$0.55	$0.45

Common stock equivalent shares excluded due to anti-dilutive effect	180	192

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

       The following table summarizes the Bank’s off balance sheet unfunded commitments as of the dates shown:

	Contract or	Contract or
	Notional Amount	Notional Amount
(Dollars in thousands)	June 30, 2012	December 31, 2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$241,551	$251,105
Real estate construction	32,988	23,932
Real estate mortgage
Mortgage	1,970	3,419
Home equity loans and lines of credit	142,560	150,196
Total real estate mortgage loans	144,530	153,615
Commercial real estate	8,069	10,993
Installment and consumer	9,813	9,907
Other	21,854	12,803
Standby letters of credit and financial guarantees	7,774	8,349
Account overdraft protection instruments	96,550	103,642
Total	$563,129	$574,346

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

(Dollars in thousands)	Three months ended June 30, 2012
	Banking	Other	Intersegment	Consolidated
Interest income	$22,833	$8	$-	$22,841
Interest expense	766	302	-	1,068
Net interest income (expense)	22,067	(294)	-	21,773
Provision for credit losses	(492)	-	-	(492)
Noninterest income	7,974	787	(267)	8,494
Noninterest expense	20,798	945	(267)	21,476
Income (loss) before income taxes	9,735	(452)	-	9,283
Provision (benefit) for income taxes	3,425	(176)	-	3,249
Net income (loss)	$6,310	$(276)	$-	$6,034

Depreciation and amortization	$2,046	$7	$-	$2,053
Assets	$2,402,856	$15,487	$(9,904)	$2,408,439
Loans, net	$1,462,665	$-	$-	$1,462,665
Deposits	$1,886,258	$-	$(9,373)	$1,876,885
Equity	$365,798	$(37,781)	$-	$328,017

(Dollars in thousands)	Three months ended June 30, 2011
	Banking	Other	Intersegment	Consolidated
Interest income	$25,093	$11	$-	$25,104
Interest expense	2,811	332	-	3,143
Net interest income (expense)	22,282	(321)	-	21,961
Provision for credit losses	3,426	-	-	3,426
Noninterest income	7,523	817	(270)	8,070
Noninterest expense	22,287	941	(270)	22,958
Income (loss) before income taxes	4,092	(445)	-	3,647
Provision (benefit) for income taxes	(813)	(174)	-	(987)
Net income (loss)	$4,905	$(271)	$-	$4,634

Depreciation and amortization	$1,892	$8	$-	$1,900
Assets	$2,458,268	$15,215	$(10,927)	$2,462,556
Loans, net	$1,482,725	$-	$-	$1,482,725
Deposits	$1,941,357	$-	$(10,360)	$1,930,997
Equity	$323,631	$(38,062)	$-	$285,569

8. SEGMENT AND RELATED INFORMATION

(Dollars in thousands)	Six months ended June 30, 2012
	Banking	Other	Intersegment	Consolidated
Interest income	$46,157	$17	$-	$46,174
Interest expense	1,657	611	-	2,268
Net interest income (expense)	44,500	(594)	-	43,906
Provision for credit losses	(403)	-	-	(403)
Noninterest income	15,371	1,545	(535)	16,381
Noninterest expense	41,183	1,853	(535)	42,501
Income (loss) before income taxes	19,091	(902)	-	18,189
Provision (benefit) for income taxes	6,718	(352)	-	6,366
Net income (loss)	$12,373	$(550)	$-	$11,823

Depreciation and amortization	$4,215	$14	$-	$4,229
Assets	$2,402,856	$15,487	$(9,904)	$2,408,439
Loans, net	$1,462,665	$-	$-	$1,462,665
Deposits	$1,886,258	$-	$(9,373)	$1,876,885
Equity	$365,798	$(37,781)	$-	$328,017

(Dollars in thousands)	Six months ended June 30, 2011
	Banking	Other	Intersegment	Consolidated
Interest income	$49,999	$23	$-	$50,022
Interest expense	5,941	608	-	6,549
Net interest income (expense)	44,058	(585)	-	43,473
Provision for credit losses	5,502	-	-	5,502
Noninterest income	15,912	1,615	(541)	16,986
Noninterest expense	44,179	1,873	(541)	45,511
Income (loss) before income taxes	10,289	(843)	-	9,446
Provision (benefit) for income taxes	36	(329)	-	(293)
Net income (loss)	$10,253	$(514)	$-	$9,739

Depreciation and amortization	$4,017	$15	$-	$4,032
Assets	$2,458,268	$15,215	$(10,927)	$2,462,556
Loans, net	$1,482,725	$-	$-	$1,482,725
Deposits	$1,941,357	$-	$(10,360)	$1,930,997
Equity	$323,631	$(38,062)	$-	$285,569

9. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

       The estimated fair values of financial instruments and respective level classifications at June 30, 2012, are as follows:

			Fair value measurements using
			Quoted prices in		Significant
			active markets for	Other observable	unobservable
(Dollars in thousands)			identical assets	inputs	inputs
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$110,887	$110,887	$110,887	$-	$-
Trading securities	793	793	793	-	-
Investment securities	708,884	708,884	1,978	698,528	8,378
Federal Home Loan Bank stock	12,148	12,148	-	12,148	-
Loans held for sale	-	-	-	-	-
Net loans (net of allowance for loan losses)	1,462,665	1,428,836	-	-	1,428,836
Bank owned life insurance	26,646	26,646	-	26,646	-

FINANCIAL LIABILITIES:
Deposits	$1,876,885	$1,877,012	$-	$1,877,012	$-
Short-term borrowings	15,000	15,000		15,000
Long-term borrowings	112,900	113,539	-	113,539	-

Junior subordinated debentures-variable	51,000	27,133	-	27,133	-

9. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of financial instruments at December 31, 2011, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$92,227	$92,227
Trading securities	747	747
Investment securities available for sale	729,844	729,844
Federal Home Loan Bank stock	12,148	12,148
Net loans (net of allowance for loan losses
and including loans held for sale)	1,469,370	1,394,586
Bank owned life insurance	26,228	26,228

FINANCIAL LIABILITIES:
Deposits	$1,915,569	$1,916,030
Long-term borrowings	120,000	120,032

Junior subordinated debentures-variable	51,000	27,350

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

       Trading securities - Trading securities held at June 30, 2012, are recorded at fair value on a recurring basis and related solely to bonds, equity securities and mutual funds held in a Rabbi Trust for benefit of the Company’s deferred compensation plans. Fair values for trading securities are based on quoted market prices.

       Investment securities - For substantially all available for sale investment securities within the categories U.S. Treasuries, U.S Government agencies, mortgage-backed, obligations of state and political subdivisions, and equity investments and other securities held for investment purposes, fair values are based on unadjusted, quoted market prices or dealer quotes if available. When quoted market prices are not readily accessible or available, alternative approaches, such as matrix or model pricing or indicators from market makers, are used. If a quoted market price is not available due to illiquidity, fair value is estimated using quoted market prices for similar securities or other pricing models. Securities measured with these valuation techniques are generally classified as Level 2 of the hierarchy.

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

9. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     Loans held for sale - Loans held for sale includes mortgage loans that are carried at the lower of cost or market value. The fair value of loans held for sale is based on prices from current offerings in secondary markets. Fair value generally approximates cost because of the short duration of these assets on our balance sheet.

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

9. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     Certain assets, such as loans held for sale, loans measured for impairment, and OREO, are measured at fair value on a nonrecurring basis after initial recognition. As of June 30, 2012, loans amounting to $47.6 million in Bancorp’s loan portfolio were deemed impaired. In addition, during the second quarter, certain OREO properties were written down by a total of $1.2 million to reflect additional decreases in estimated fair market value subsequent to the time such properties were placed into OREO.

		Fair value measurements at June 30, 2012, using
		Quoted prices in active
		markets for identical	Other observable	Significant	Impairment
(Dollars in thousands)	Fair Value	assets	inputs	unobservable inputs	recognized
	June 30, 2012	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:
Trading securities	$793	$793	$-	$-
Available for sale securities:
U.S. Treasury securities	200	-	200	-
U.S. Government agency securities	204,688	-	204,688	-
Corporate securities	8,378	-	-	8,378
Mortgage-backed securities	410,083	-	410,083	-
Obligations of state and political subdivisions	73,630	-	73,630	-
Equity investments and other securities	11,905	1,978	9,927	-
Total recurring assets measured at fair value	$709,677	$2,771	$698,528	$8,378

Nonrecurring fair value measurements
for the three months ending:
Loans measured for impairment [1]	$4,934	$-	$-	$4,934	$1,657
OREO [1]	15,438	-	-	15,438	1,213
Total nonrecurring fair value measurements	$20,372	$-	$-	$20,372	$2,870

Nonrecurring fair value measurements
for the six months ending:
Loans measured for impairment [1]	$11,929	$-	$-	$11,929	$4,014
OREO [1]	27,114	-	-	27,114	1,734
Total nonrecurring fair value measurements	$39,043	$-	$-	$39,043	$5,748

1 Fair value amounts exclude the estimated selling costs of impaired loan collateral and OREO properties.

     The impairment recognized on impaired loans disclosed above represents the amount of the specific reserve and/or charge-offs recognized during the period applicable to loans held at period end. The amount of the specific reserve is included in the allowance for loan and lease losses. The losses on OREO disclosed above represent the write-downs taken at foreclosure that were charged to the allowance for loan and lease losses, as well as subsequent write-downs from updated appraisals that were charged to loss on OREO.

9. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

		Fair value measurements at December 31, 2011, using
		Quoted prices in active
		markets for identical	Other observable	Significant	Impairment
(Dollars in thousands)	Fair Value	assets	inputs	unobservable inputs	recognized
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)
Recurring fair value measurements:
Trading securities	$747	$747	$-	$-
Available for sale securities:
U.S. Treasury securities	203	-	203	-
U.S. Government agency securities	219,631	-	219,631	-
Corporate securities	8,507	-	-	8,507
Mortgage-backed securities	428,725	-	428,725	-
Obligations of state and political subdivisions	60,732	-	60,732	-
Equity investments and other securities	12,046	1,980	10,066	-
Total recurring assets measured at fair value	$730,591	$2,727	$719,357	$8,507

Nonrecurring fair value measurements:
Loans measured for impairment [1]	$68,466	$-	$-	$68,466	$15,410
OREO [1]	60,491	-	-	60,491	4,832
Total nonrecurring fair value measurements	$128,957	$-	$-	$128,957	$20,242

1 Fair value amounts exclude the estimated selling costs of impaired loan collateral and OREO properties.

9. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     The Company made no transfers between hierarchy levels in the second quarter of 2012. It is the Company’s policy to recognize hierarchy level changes as of the end of the reporting period. During second quarter 2011, the Company transferred $2.0 million in equity investments and other securities from a Level 2 instrument to a Level 1 instrument. In addition, the Company had no material changes in valuation techniques for recurring and nonrecurring assets measured at fair value in the quarter ended June 30, 2012.

     The following table represents a reconciliation of Level 3 instruments for assets that are measured at fair value on a recurring basis for the three and six months ended June 30, 2012, and 2011:

	Three months ended June 30, 2012
			Reclassification of
		Gains (losses)	losses from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	March 31, 2012	income	securities	Settlements	June 30, 2012
Corporate securities	$8,517	$(139)		$-	$8,378
Fair value	$8,517	$(139)	$-	$-	$8,378

	Six months ended June 30, 2012
			Reclassification of
		Gains (losses)	losses from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	January 1, 2012	income	securities	Settlements	June 30, 2012
Corporate securities	$8,507	$(178)	$49	$-	$8,378
Fair value	$8,507	$(178)	$49	$-	$8,378

	Three months ended June 30, 2011
			Reclassification of
		Gains (losses)	losses from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	March 31, 2011	income	securities	Settlements	June 30, 2011
Corporate securities	$9,850	$(523)	$179	$-	$9,506
Obligations of state and political subdivisions	889	(85)	-	-	804
Fair value	$10,739	$(608)	$179	$-	$10,310

	Six months ended June 30, 2011
			Reclassification of
		Gains (losses)	losses from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	January 1, 2011	income	securities	Settlements	June 30, 2011
Corporate securities	$9,392	$(65)	$179	$-	$9,506
Obligations of state and political subdivisions	957	(153)	-	-	804
Fair value	$10,349	$(218)	$179	$-	$10,310

9. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following table presents quantitative information about Level 3 fair value measurements for the three months ended June 30, 2012:

(Dollars in thousands)
	June 30, 2012	Valuation	Unobservable		Weighted
	Fair Value	technique	inputs	Range	average
Corporate securities	$8,378	Discounted cash flow	Prepayment rate	0 - 1%	0.50%
			Deferral/default rate	.25 - 1.50%	0.88%
			Recovery rate	0 - 50%	25%
			Recovery lag	0 - 5 years	2.5 years
			Discount rate	7.30 - 8.70%	7.90%
Loans measured for impairment	1,696	Income approach	Capitalization rate	6.75 - 8.00%	7.26%
	3,238	Market comparable	Adjustment to appraisal value	.25 - 22.34%	5.58%
OREO	1,680	Income approach	Capitalization rate	6.75%	6.75%
	13,758	Market comparable	Adjustment to appraisal value	.25 - 36.88%	7.95%

The following table presents quantitative information about Level 3 fair value measurements for the six months ended June 30, 2012:

(Dollars in thousands)
	June 30, 2012	Valuation	Unobservable		Weighted
	Fair Value	technique	inputs	Range	average
Corporate securities	$8,378	Discounted cash flow	Prepayment rate	0 - 1%	0.50%
			Deferral/default rate	.25 - 1.5%	0.88%
			Recovery rate	0 - 50%	25%
			Recovery lag	0 - 5 years	2.5 years
			Discount rate	7.60 - 8.80%	8.10%
Loans measured for impairment	3,507	Income approach	Capitalization rate	6.75 - 8.00%	7.27%
	8,422	Market comparable	Adjustment to appraisal value	.25 - 45.91%	11.02%
OREO	6,248	Income approach	Capitalization rate	6.75 - 8.50%	7.69%
	20,866	Market comparable	Adjustment to appraisal value	0 - 51.46%	7.81%

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

  Increasing or decreasing interest rate environments, including changes in the slope and level of the yield curve, which may be caused by the Federal Reserve Bank’s public comments about future direction and level of interest rates, that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans, higher cost of funding, and changes in the value of our investment securities;

  Failure to develop, implement, and distribute competitive and client value added products, which may adversely affect our ability to generate additional revenues;

  Any failure to successfully implement expense reduction initiatives and realize expected efficiencies, while retaining revenues, that may result in lower benefits from our cost reduction initiatives than expected; and

  Changes or failures in technology or third party vendor relationships in important revenue production or service areas or increases in required investments in technology that could reduce our revenues, increase our costs, or lead to disruptions in our business.

     Furthermore, forward-looking statements are subject to risks and uncertainties related to the Company’s ability to, among other things: dispose of properties or other assets obtained through foreclosures at expected prices and within a reasonable period of time; attract and retain key personnel; generate loan and deposit balances at projected spreads; sustain fee generation including gains on sales of loans; maintain asset quality and control risk; limit the amount of net loan charge-offs; adapt to changing customer deposits, investment and borrowing behaviors; control expenses; and monitor and manage its financial reporting, operating and disclosure control environments.

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

Current Regulatory Actions

     Holding Company Written Agreement and Memorandum of Understanding. As of June 27, 2012, the Written Agreement between the Holding Company and the Federal Reserve Bank of San Francisco (“Reserve Bank”) and the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities (“DFCS”) was terminated. The termination of this agreement ends certain restrictions on the Holding Company including the payment of dividends and paying interest on the $51 million in trust preferred securities outstanding. The Holding Company has no deferred interest on its outstanding debentures. West Coast Bank continues to be subject to a Memorandum of Understanding (“MOU”) which requires that during the life of the MOU the Bank may not pay dividends without the written consent of the Federal Deposit Insurance Corporation (“FDIC”) and DFCS and that the Bank maintain higher levels of capital than required by published capital adequacy requirements. For additional discussion of the MOU, see Item 1, “Business – Current Regulatory Actions” in our 2011 10-K.

Second Quarter 2012 Financial Overview

     During the second quarter 2012, we recorded:

  Net income of $6.0 million, an increase of 30% from $4.6 million in second quarter 2011;

  Return on average assets of 1.01% for the quarter and 1.00% year to date June 30, 2012;

  A net interest margin of 3.93%, an increase of 8 basis points from 3.85% in second quarter 2011;

  An average rate paid on total deposits of .09%, a 22 basis point decline from .31% in second quarter 2011;

  A benefit for credit losses of $.5 million, a reduction of $3.9 million from a $3.4 million provision for credit losses in the same quarter in 2011;

  Net loan charge-offs of $.2 million, a decrease from $4.6 million in second quarter 2011; and

  Noninterest expense of $21.5 million, a reduction of $1.5 million or 6% from the same quarter in 2011.

     Management continued to proactively implement and execute certain strategies that have resulted in strengthening of the Company’s balance sheet, including:

  The Bank’s total and tier 1 risk-based capital ratios increased to 20.88% and 19.62%, respectively, at June 30, 2012, up from 18.56% and 17.30% at June 30, 2011;

  The Bank’s leverage ratio improved to 15.02% at June 30, 2012, from 13.04% a year ago; and

  Total nonperforming assets decreased by 31% or $26.7 million over the past twelve months, to $59.3 million at quarter end.

Results of Operations

Three and six months ended June 30, 2012 and 2011

     Net Income. Net income for the three months ended June 30, 2012, was $6.0 million, as compared to net income of $4.6 for the three months ended June 30, 2011. Earnings per diluted share for the three months ended June 30, 2012, was $0.28, as compared to earnings per diluted share of $0.22 for the three months ended June 30, 2011.

     Net income for the first six months of 2012 was $11.8 million or $.55 per diluted share compared to net income of $9.7 million or $.45 per diluted share in the same period of 2011.

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

	Three months ended
(Dollars in thousands)	June 30, 2012			June 30, 2011			March 31, 2012
	Average			Average			Average
	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/Paid	Rate [1]	Balance	Earned/Paid	Rate [1]	Balance	Earned/Paid	Rate [1]
ASSETS:
Interest earning balances
due from banks	$45,260	$32	0.28%	$93,225	$61	0.26%	$35,334	$24	0.28%
Federal funds sold	2,555	-	0.07%	4,790	1	0.07%	2,601	1	0.08%
Taxable securities	664,307	3,601	2.18%	639,930	4,276	2.68%	651,498	3,607	2.23%
Nontaxable securities [2]	62,546	782	5.03%	58,186	823	5.67%	58,502	757	5.21%
Loans, including fees [3]	1,479,524	18,699	5.08%	1,523,849	20,231	5.33%	1,484,353	19,209	5.20%
Total interest earning assets	2,254,192	23,114	4.12%	2,319,980	25,392	4.39%	2,232,288	23,598	4.25%

Allowance for loan losses	(33,699)			(38,944)			(35,249)
Premises and equipment	23,568			26,279			24,189
Other assets	151,216			153,210			156,948
Total assets	$2,395,277			$2,460,525			$2,378,176

LIABILITIES AND
STOCKHOLDERS' EQUITY:
Interest bearing demand	$374,579	$33	0.04%	$365,407	$79	0.09%	$366,636	$22	0.02%
Savings	127,930	16	0.05%	110,683	40	0.15%	123,725	16	0.05%
Money market	596,949	135	0.09%	654,668	583	0.36%	623,111	155	0.10%
Time deposits	151,085	247	0.66%	224,674	774	1.38%	167,417	384	0.92%
Total interest bearing deposits	1,250,543	431	0.14%	1,355,432	1,476	0.44%	1,280,889	577	0.18%

Short-term borrowings	3,143	4	0.51%	6,461	47	2.88%	505	1	0.72%
Long-term borrowings [4]	175,098	633	1.44%	213,138	1,620	3.05%	171,000	622	1.46%
Total borrowings	178,241	637	1.44%	219,599	1,667	3.04%	171,505	623	1.46%
Total interest bearing
liabilities	1,428,784	1,068	0.30%	1,575,031	3,143	0.80%	1,452,394	1,200	0.33%
Demand deposits	621,547			578,562			585,749
Other liabilities	21,550			24,331			22,782
Total liabilities	2,071,881			2,177,924			2,060,925
Stockholders' equity	323,396			282,601			317,251
Total liabilities and
stockholders' equity	$2,395,277			$2,460,525			$2,378,176
Net interest income		$22,046			$22,249			$22,398

Net interest spread			3.82%			3.59%			3.92%

Net interest margin			3.93%			3.85%			4.04%

1 Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.
2 Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.
3 Includes balances of loans held for sale and nonaccrual loans.
4 Includes junior subordinated debentures with average balance of $51.0 million for the three months ended June 30, 2012, and 2011, and March 31, 2012.

     Second quarter 2012 net interest income of $21.8 million decreased $.2 million from the same quarter in 2011. Net interest income on a tax equivalent basis was $22.0 million in the most recent quarter, down from $22.2 million in the second quarter of 2011. Average interest earning assets of $2.25 billion, for the second quarter of 2012, decreased $65.8 million, or 2.8%, from $2.32 billion in the same period in 2011. Average interest bearing liabilities of $1.43 billion declined $146.2 million or 9.3%, from $1.58 billion over the same period.

     The second quarter 2012 net interest margin of 3.93% increased 8 basis points from second quarter 2011, largely due to lower volume and cost of interest-bearing liabilities. The reduction in interest bearing deposit and borrowing costs more than offset the effect of a year-over-year decline in average loan balances and lower yields on loan and investment portfolios. In the second half of 2011 the Bank prepaid $168.6 million in term Federal Home Loan Bank of Seattle (“FHLB”) borrowings with an average interest rate of 3.17% and entered into $120.0 million in new FHLB borrowings at an average interest rate of 1.05%. A reduction in cash equivalent investments and an increase in investment securities along with lower amortization of premiums on mortgage-backed securities in the most recent quarter also contributed to the increase in net interest income and margin compared to the second quarter of 2011.

     Net interest income for the six months ended June 30, 2012, was $43.9 million, an increase of $.4 million compared to the same period in 2011. For the six months ended June 30, 2012, net interest margin was 3.98%, an increase of 15 basis points from 3.83% for the six months ended June 30, 2011. The increase in net interest margin and income was due to lower volume and cost of interest bearing liabilities.

     As of June 30, 2012, the Bank had $766.3 million in floating and adjustable rate loans with interest rate floors, with $588.9 million of these loans at their floor rate. At June 30, 2011, the Bank had $695.9 million in floating and adjustable rate loans with interest rate floors, with $488.5 million of these loans at their floor rate. The floors have benefited the Company’s loan yield and net interest income and margin over the past few years given the extremely low market interest rate environment. If interest rates rise, the Company anticipates yields on loans at floors will lag underlying changes in market interest rates, although the overall effect will depend on how quickly and dramatically market interest rates rise, as well as how the slope of the market yield curve changes.

     At June 30, 2012, management estimated that the Company’s current balance sheet remained slightly asset sensitive over a twelve month measurement period given instantaneous parallel rate shocks. Asset sensitive means that earning assets are expected to mature or reprice more quickly than interest bearing liabilities over this period under the parallel rate change scenario. Management estimates of the Company’s interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit, investment, and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, including whether interest rate shocks or gradual interest rate changes are utilized in modeling, as well as actions of competitors and customers in response to those changes. For more information see the discussion under the heading “Quantitative and Qualitative Disclosures about Market Risk” in our 2011 10-K.

     Provision for Credit Losses. Bancorp recorded a benefit for credit losses for the second quarter of 2012 of $.5 million compared to a provision for credit losses of $3.4 million in the second quarter of 2011. The benefit for credit losses in the second quarter and first half of 2012 reflects a reduction in loan net charge-offs which was heavily influenced by a recovery of $1.1 million related to a commercial real estate loan and lowering certain loan category risk rating reserve percentages. The benefit for credit losses was $.4 million for the six months ended June 30, 2012, compared to a provision for credit losses of $5.5 million in the same period of 2011.

     The provision for credit losses in future periods will depend primarily on economic conditions and the interest rate environment, as an increase in interest rates could put pressure on the ability of our borrowers to repay loans. For more information, see the discussion under the subheading “Allowance for Credit Losses and Net Loan Charge-offs” below.

     Noninterest Income. Total noninterest income of $8.5 million for the quarter ended June 30, 2012, increased $.4 million from $8.1 million in the second quarter of 2011. The increase can be attributed to a rise in sales of Small Business Administration and residential mortgage loans, along with an increase in trust and investment services revenues. As a result of the ongoing impact related to the FDIC guidance on overdraft programs, second quarter deposit service charges declined $.4 million, or 10%, from the second quarter in 2011. Payment systems related revenues decreased $.1 million or 3% from second quarter 2011. Gains on sales of loans were $.7 million, up from $.3 million in the same quarter of 2011.

     Noninterest income for the six months ended June 30, 2012 was $16.4 million, a decline of $.6 million from $17.0 million in the same period in 2011. The year-to-date decrease in noninterest income was primarily due to a $1.2 million decrease in service charges on deposit accounts partly offset by an increase of $.6 million in gains on sales of loans.

     The following table illustrates the components of and changes in noninterest income for the periods shown:

	Three months ended				Three months ended
(Dollars in thousands)	June 30,		Change		March 31,	Change
	2012	2011	$	%	2012	$	%
Noninterest income
Service charges on deposit accounts	$3,212	$3,575	$(363)	-10%	$2,818	$394	14%
Payment systems related revenue	3,084	3,169	(85)	-3%	3,073	11	-
Trust and investment services revenues	1,457	1,208	249	21%	935	522	56%
Gains on sales of loans	722	300	422	141%	735	(13)	-2%
Gains (losses) on sales of securities	228	130	98	75%	147	81	55%
Other-than-temporary impairment losses	-	(179)	179	-	(49)	49	-
Other	821	777	44	6%	802	19	2%
Total	9,524	8,980	544	6%	8,461	1,063	13%

OREO gains (losses) on sale	183	645	(462)	-72%	(53)	236	445%
OREO valuation adjustments	(1,213)	(1,555)	342	22%	(521)	(692)	-133%
Total	(1,030)	(910)	(120)	-13%	(574)	(456)	-79%

Total noninterest income	$8,494	$8,070	$424	5%	$7,887	$607	8%

     Noninterest Expense. Noninterest expense for the three months ended June 30, 2012, of $21.5 million, declined $1.5 million or 6% from $23.0 million in second quarter 2011. As a result of cost savings initiatives and product changes implemented over the past year, marketing, payment system, occupancy and other noninterest expense declined. Comparing the second quarter of 2012 to the corresponding quarter in 2011, lower salary expenses were offset by higher employee benefit costs. The decline in other noninterest expenses was primarily due to a lower FDIC deposit insurance premium assessment.

     Noninterest expense for the six months ended June 30, 2012, was $42.5 million, a decrease of $3.0 million from $45.5 million for the six months ended June 30, 2011. The Company’s efficiency ratio, defined as noninterest expense divided by the sum of net interest income on a tax equivalent basis and noninterest income excluding gains and losses on sales of securities, declined to 70.3% in the six months ended June 30, 2012, from 75.1% for the same period in 2011.

     The following table illustrates the components of and changes in noninterest expense for the periods shown:

	Three months ended				Three months ended
(Dollars in thousands)	June 30,	June 30,	Change		March 31,	Change
	2012	2011	$	%	2011	$	%
Noninterest expense
Salaries and employee benefits	$12,081	$12,119	$(38)	0%	$11,478	$603	5%
Equipment	1,584	1,564	20	1%	1,662	(78)	-5%
Occupancy	2,119	2,232	(113)	-5%	2,075	44	2%
Payment systems related expense	1,075	1,350	(275)	-20%	1,119	(44)	-4%
Professional fees	1,060	976	84	9%	1,111	(51)	-5%
Postage, printing and office supplies	729	862	(133)	-15%	819	(90)	-11%
Marketing	255	831	(576)	-69%	312	(57)	-18%
Communications	419	389	30	8%	380	39	10%
Other noninterest expense	2,154	2,635	(481)	-18%	2,069	85	4%
Total	$21,476	$22,958	$(1,482)	-6%	$21,025	$451	2%

     Changing business conditions, increased costs in connection with retention of, or a failure to retain, key employees, lower loan production volumes causing deferred loan origination costs to decline, compliance with regulatory guidance, or a failure to manage operating and control environments could adversely affect our ability to control the Company’s expenses in the future.

     Income Taxes. The Company recorded an income tax provision for the three months ended June 30, 2012, of $3.2 million compared to a $1.0 million benefit during the second quarter of 2011. The three and six months ended June 30, 2012, provision for income taxes is the result of an effective tax rate of 35% on income before income taxes. The provision for income taxes in the three and six months ended June 30, 2011, reflected the impact of the Company’s deferred tax asset valuation allowance at that time, which was subsequently fully reversed in the fourth quarter of 2011.

Balance Sheet Overview

     Balance sheet highlights are as follows:

  Total assets were $2.4 billion as of June 30, 2012, substantially unchanged from December 31, 2011;

  Total loans increased $25 million or 2% in the second quarter from March 31, 2012;

  The combined average total cash equivalents and investment securities was $775 million, or 34% of average earning assets, during the quarter ended June 30, 2012; and

  Total deposits of $1.9 billion at June 30, 2012, were down $39 million or 2% from year end 2011.

     Our balance sheet management efforts are focused on increasing loan balances with new loan production within our concentration parameters to targeted customer segments as opportunities arise, limiting loan concentrations within our loan portfolio, maintaining a strong capital position until we have more certainty regarding prospective economic conditions, and retaining sufficient liquidity. We also expect to further reduce nonperforming assets by resolving nonaccrual loans and disposing of Other Real Estate Owned (“OREO”) properties.

Cash and Cash Equivalents

     Total cash and cash equivalents at June 30, 2012, of $110.9 million, increased modestly from December 31, 2011, and from June 30, 2011, due to higher interest bearing deposits held in other banks.

(Dollars in thousands)	June 30,	% of	December 31,	% of	Change		June 30,	% of
	2012	total	2011	total	Amount	%	2011	total
Cash and cash equivalents:
Cash and due from banks	$55,332	50%	$59,955	65%	$(4,623)	-8%	$54,296	60%
Federal funds sold	2,740	2%	4,758	5%	(2,018)	-42%	2,367	3%
Interest-bearing deposits in other banks	52,815	48%	27,514	30%	25,301	92%	33,583	37%
Total cash and cash equivalents	$110,887	100%	$92,227	100%	$18,660	20%	90,246	100%

Investment Portfolio

     The compositions and carrying values of Bancorp’s investment securities portfolio were as follows:

	June 30, 2012			December 31, 2011			June 30, 2011
	Amortized Cost		Net	Amortized Cost		Net	Amortized Cost		Net
(Dollars in thousands)		Fair Value	Unrealized		Fair Value	Unrealized		Fair Value	Unrealized
			Gain/(Loss)			Gain/(Loss)			Gain/(Loss)
U.S. Treasury securities	$200	$200	$-	$200	$203	$3	$4,223	$4,237	$14
U.S. Government agency securities	200,752	204,688	3,936	216,211	219,631	3,420	221,331	221,958	627
Corporate securities	14,303	8,378	(5,925)	14,351	8,507	(5,844)	14,344	9,506	(4,838)
Mortgage-backed securities	399,028	410,083	11,055	419,510	428,725	9,215	447,699	454,029	6,330
Obligations of state and political subdivisions	69,046	73,630	4,584	56,003	60,732	4,729	56,067	59,122	3,055
Equity and other securities	11,266	11,905	639	11,318	12,046	728	11,371	11,852	481
Total Investment Portfolio	$694,595	$708,884	$14,289	$717,593	$729,844	$12,251	$755,035	$760,704	$5,669

     At June 30, 2012, the estimated fair value of the investment portfolio was $708.9 million, compared to $729.8 million at year end 2011, a decrease of 2.9% or $20.9 million. The net unrealized gain in the investment portfolio was $14.3 million at June 30, 2012, compared to $12.3 million at December 31, 2011.

     The investment portfolio decreased $23.0 million since December 31, 2011, principally due to lower mortgage-backed securities and U.S. Government agency securities balances. U.S. Government agency securities purchased over the past year consisted mainly of securities with 4 to 6 year maturities. Mortgage-backed securities consist of 10 and 15 year fully amortizing U.S. Government agency mortgage-backed securities. The expected duration of the investment portfolio was 2.8 years at June 30, 2012, compared to 3.0 years at June 30, 2011, and 2.5 years at December 31, 2011.

     The Company recorded a credit related other-than-temporary impairment (“OTTI”) charge of $.2 million pretax in the second quarter of 2011, related to a pooled trust preferred security in our investment portfolio. Based on its assessment, management determined that the impairment for this security was other-than-temporary in accordance with Generally Accepted Accounting Principles (“GAAP”) and that a charge was appropriate. Given regulatory guidelines on expectation of full payment of interest and principal as well as extended principal in kind payments, this pooled trust preferred security was placed on nonaccrual status. An additional credit related OTTI charge of $49,000 pretax relating to this same security was deemed necessary in the first quarter of 2012. Furthermore, in the fourth quarter 2011 the Company placed another pooled trust preferred security with principal in kind payments on nonaccrual status. However, while this security had an impairment loss of $1.6 million at June 30, 2012, the security had no credit related OTTI as of June 30, 2012.

     For additional detail regarding our investment securities portfolio, see Note 3 “Investment Securities” and Note 9 “Fair Value Measurement and Fair Values of Financial Instruments” of our interim financial statements included under Item 1 of this report.

Loan Portfolio

     The compositions of the Bank’s loan portfolio was as follows for the periods shown:

(Dollars in thousands)	June 30,	% of total	Dec. 31,	% of total	Change	June 30,	% of total	Change
	2012	loans	2011	loans	Amount	2011	loans	Amount
Commercial loans	$292,643	19.6%	$299,766	20.0%	$(7,123)	$297,817	19.6%	$(5,174)
Commercial real estate construction	33,477	2.2%	17,438	1.2%	16,039	17,024	1.1%	16,453
Residential real estate construction	10,549	0.7%	12,724	0.8%	(2,175)	15,410	0.9%	(4,861)
Total real estate construction loans	44,026	2.9%	30,162	2.0%	13,864	32,434	2.0%	11,592
Mortgage	59,970	4.0%	66,610	4.4%	(6,640)	72,708	4.8%	(12,738)
Home equity loans and lines of credit	248,921	16.6%	258,384	17.2%	(9,463)	264,016	17.4%	(15,095)
Total real estate mortgage loans	308,891	20.6%	324,994	21.6%	(16,103)	336,724	22.2%	(27,833)
Commercial real estate loans	837,415	56.0%	832,767	55.4%	4,648	839,665	55.2%	(2,250)
Installment and other consumer loans	12,822	0.9%	13,612	1.0%	(790)	14,507	1.0%	(1,685)
Total loans	$1,495,797	100.0%	$1,501,301	100.0%	$(5,504)	$1,521,147	100.0%	$(25,350)

     The Bank’s total loan portfolio was $1.5 billion at June 30, 2012, a slight decrease of $5.5 million from December 31, 2011. The decline was principally a result of lower average commercial, mortgage, and home equity balances partially offset by higher commercial real estate construction and term loan balances. The Bank’s loan portfolio decreased $25.4 million from June 30, 2011, with decreases in all loan categories except commercial real estate construction. New loan commitment production was solid during the second quarter of 2012 and increased significantly from the first quarter of 2012 and from the same period last year.

     Interest and fees earned on our loan portfolio are our primary source of revenue, and it will be very important to generate sufficient new loan commitment originations to increase loan balances in order to grow overall revenues. Our ability to achieve loan growth at acceptable spreads will be dependent on many factors, including the effects of competition, economic conditions in our markets, health of the real estate market, retention of key personnel and valued customers, and our ability to close loans in the pipeline.

     At June 30, 2012, the Bank had outstanding loans of $.1 million to persons serving as directors, executive officers, principal stockholders and their related interests. These loans, when made, were in the ordinary course of business on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to customers not related to the Bank. At June 30, 2012, and December 31, 2011, Bancorp had no bankers’ acceptances.

     Below is a discussion of our loan portfolio by category.

     Commercial. At June 30, 2012, the outstanding balance of commercial loans and lines was $292.6 million or approximately 20% of the Company’s total loan portfolio. The total commercial lines and loans balance decreased by $7.1 million or 2% from $299.8 million at year end 2011.

     At June 30, 2012, commercial lines of credit accounted for $186.8 million or 64% of total outstanding commercial loans and lines, while commercial term loans accounted for $105.8 million, or 36% of the total.

     Real Estate Construction. At June 30, 2012, the balance of real estate construction loans was $44.0 million, an increase of $13.8 million or 46% from $30.2 million at December 31, 2011. Total real estate construction loans represented approximately 3% of the total loan portfolio at the end of the second quarter compared to 2% at December 31, 2011. Additionally, at the end of the second quarter 2012, the Bank’s real estate construction concentration at 13% relative to Tier 1 capital and allowance for credit losses was well within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines which set forth a 100% limit for such ratio.

     While the supply and market demand for homes is more in balance than in recent years, the volume of new homes being constructed remains relatively modest compared to the years prior to the most recent recession. There is also uncertainty surrounding the level of shadow inventory that exists in the market. As a consequence, there is limited overall demand for new residential construction loans in our market place. While we participate in a limited way in vertical construction financing we still view residential construction lending as high risk.

Real Estate Mortgage. The following table presents the components of our real estate mortgage loan portfolio:

					Change from
	June 30, 2012		December 31, 2011		December 31, 2011		June 30, 2011
		Percent of		Percent of				Percent of
		loan		loan				loan
(Dollars in thousands)	Amount	category	Amount	category	Amount	Percent	Amount	category
Mortgage	$59,970	19%	$66,610	21%	$(6,640)	-10%	$72,708	22%
Home equity loans and lines of credit	248,921	81%	258,384	79%	(9,463)	-4%	264,016	78%
Total real estate mortgage	$308,891	100%	$324,994	100%	$(16,103)	-5%	$336,724	100%

     At June 30, 2012, real estate mortgage loans totaled $308.9 million or approximately 21% of the Company’s total loan portfolio. This loan category included $6.6 million in nonstandard mortgage loans, a decline from $8.5 million at December 31, 2011, and $10.5 million a year ago. At June 30, 2012, mortgage loans excluding nonstandard mortgage loans measured $53.4 million or 17% of total real estate mortgage loans, a decline from $62.2 million and 19%, respectively, a year ago. Standard residential mortgage loans to borrowers represented $27.2 million of the mortgage loan category, while the remaining $26.2 million were associated with commercial interests utilizing residences as collateral. Such commercial interests included $18.3 million related to businesses, $1.9 million related to condominiums, and $2.2 million related to ownership of residential land.

     Home equity lines and loans represented 81% of the real estate mortgage portfolio, or $248.9 million at June 30, 2012, and declined $15.1 million from $264.0 million a year earlier. The overall home equity line utilization measured approximately 62% at June 30, 2012, which was relatively unchanged from the line utilization a year ago. The Bank’s home equity portfolio balances have trended lower as new loan and line originations within this portfolio slowed significantly over the past few years.

     The following table shows home equity lines of credit and loans by market areas at the dates shown and, with the exception of Bend where we no longer have a branch presence, indicates a geographic distribution of balances remaining fairly representative of our branch presence in these markets:

(Dollars in thousands)	June 30, 2012		December 31, 2011
Region	Amount	Percent of total	Amount	Percent of total
Portland-Beaverton, Oregon / Vancouver, Washington	$118,201	47.5%	$122,543	47.4%
Salem, Oregon	59,780	24.0%	61,019	23.6%
Oregon non-metropolitan area	27,033	10.9%	27,419	10.6%
Olympia, Washington	15,784	6.3%	17,268	6.7%
Washington non-metropolitan area	12,831	5.2%	12,859	5.0%
Bend, Oregon	4,048	1.6%	4,377	1.7%
Other	11,244	4.5%	12,899	5.0%
Total home equity loan and line portfolio	$248,921	100%	$258,384	100.0%

     Should weaknesses in the housing market continue, coupled with persistent high unemployment in our markets, increased real estate mortgage delinquencies and charge-offs may result going forward. Additionally, there may be requests made in the future for repurchases of real estate mortgage loans previously sold by the Company in the secondary market. At June 30, 2012, the number of repurchase requests and the balances associated with those requests were not material.

     Commercial Real Estate. The composition of the commercial real estate loan portfolio based on collateral type was as follows:

(Dollars in thousands)	June 30, 2012		December 31, 2011		June 30, 2011
		% of loan		% of loan		% of loan
	Amount	category	Amount	category	Amount	category
Office Buildings	$174,783	20.9%	$173,295	20.8%	$185,521	22.1%
Retail Facilities	115,122	13.7%	118,678	14.3%	111,832	13.3%
Multi-Family - 5+ Residential	79,390	9.5%	63,027	7.6%	63,368	7.6%
Commercial/Agricultural	60,229	7.2%	60,094	7.2%	59,899	7.1%
Medical Offices	58,265	6.9%	60,993	7.3%	57,162	6.8%
Industrial parks and related	52,682	6.3%	55,392	6.7%	56,325	6.7%
Manufacturing Plants	47,783	5.7%	51,852	6.2%	49,523	6.0%
Hotels/Motels	44,969	5.4%	35,893	4.3%	35,390	4.2%
Mini Storage	22,437	2.7%	19,037	2.3%	22,789	2.7%
Assisted Living	21,717	2.6%	22,040	2.6%	23,196	2.8%
Food Establishments	19,188	2.3%	19,054	2.3%	18,588	2.2%
Land Development and Raw Land	12,031	1.4%	17,278	2.1%	21,289	2.5%
Other	128,819	15.4%	136,134	16.3%	134,783	16.0%
Total commercial real estate loans	$837,415	100.0%	$832,767	100.0%	$839,665	100.0%

     The total commercial real estate portfolio increased $4.6 million or 0.6% from $832.8 million at December 31, 2011, to $837.4 million at June 30, 2012. At June 30, 2012, loans secured by office buildings and retail facilities accounted for 34.6% of the commercial real estate portfolio, relatively unchanged from prior periods shown.

     The composition of the commercial real estate loan portfolio by occupancy type was as follows:

	June 30, 2012		December 31, 2011		Change		June 30, 2011
		Mix		Mix		Mix
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Owner occupied	$362,870	43%	$390,589	47%	$(27,719)	-4%	$389,930	46%
Non-owner occupied	474,545	57%	442,178	53%	32,367	4%	449,735	54%
Total commercial real estate loans	$837,415	100%	$832,767	100%	$4,648		$839,665	100%

     Over the periods shown above, the balance of owner occupied commercial real estate loans has declined while that of non-owner occupied has increased. At June 30, 2012, the Bank’s commercial real estate concentration, at 128% relative to Tier 1 capital and allowance for credit losses, was well within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines which set forth a 300% limit for such ratio.

     As shown in the table below, the distribution of our commercial real estate portfolio at June 30, 2012, with the exception of Bend, was fairly consistent with our branch presence in our operating markets. The average size of our commercial real estate loans was approximately $.5 million at June 30, 2012.

(Dollars in thousands)	June 30, 2012
		Number of	Percent of
Region	Amount	loans	total
Portland-Beaverton, Oregon / Vancouver, Washington	$419,039	690	50%
Salem, Oregon	171,155	376	20%
Oregon non-metropoliton area	55,402	153	7%
Seattle-Tacoma-Bellevue, Washington	36,573	48	4%
Washington non-metropoliton area	29,825	100	4%
Olympia, Washington	29,644	74	4%
Bend, Oregon	22,184	23	3%
Other	73,593	115	8%
Total commercial real estate loans	$837,415	1,579	100%

     The following table shows the commercial real estate portfolio by year of stated maturity:

	June 30, 2012
		Number of	Percent of
(Dollars in thousands)	Amount	loans	total
2012	$34,065	50	4.1%
2013	52,275	105	6.2%
2014 & After	751,075	1,424	89.7%
Total commercial real estate loans	$837,415	1,579	100.0%

     At June 30, 2012, commercial real estate loans with stated loan maturities in 2012 and 2013 totaled $86.3 million or a relatively modest 10.3% of the $837.4 million total commercial real estate portfolio. While qualified commercial real estate borrowers may be incented to refinance such loans given the low interest rate environment, commercial real estate markets also continue to be vulnerable to financial and valuation pressures that may limit refinance options for certain borrowers and negatively impact their ability to perform under existing loan agreements. Declining values of commercial real estate or higher market interest rates may also have an adverse effect on the ability of borrowers with maturing loans to satisfy loan to value ratios required to renew such loans.

Nonperforming Assets, Troubled Debt Restructurings, OREO and Delinquencies

     Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing interest and OREO. The following table presents information with respect to total nonaccrual loans by category and OREO for the quarterly periods presented:

	June 30, 2012		March 31, 2012	December 31, 2011	September 30, 2011	June 30, 2011
		Percent of
		loan
(Dollars in thousands)	Amount	category	Amount	Amount	Amount	Amount
Commercial loans	$6,199	2.1%	$6,482	$7,750	$9,987	$9,280
Real estate construction loans:
Commercial real estate construction	3,750	11.2%	3,749	3,750	3,886	4,357
Residential real estate construction	1,936	18.4%	1,981	2,073	3,311	3,439
Total real estate construction loans	5,686	12.9%	5,730	5,823	7,197	7,796
Real estate mortgage loans:
Mortgage	7,044	11.7%	10,744	9,624	10,877	11,527
Home equity loans and lines of credit	2,239	0.9%	2,528	2,325	3,285	2,755
Total real estate mortgage loans	9,283	3.0%	13,272	11,949	14,162	14,282
Commercial real estate loans	12,384	1.5%	16,648	15,070	21,513	19,263
Installment and other consumer loans	-	0.0%	1	5	6	1
Total nonaccrual loans	33,552	2.2%	42,133	40,597	52,865	50,622
90 day past due and accruing interest	-		-	-	-	-
Total nonperforming loans	33,552	2.2%	42,133	40,597	52,865	50,622
Other real estate owned	25,726		27,525	30,823	30,234	35,374
Total nonperforming assets	$59,278		$69,658	$71,420	$83,099	$85,996

Nonperforming loans to total loans	2.24%		2.86%	2.70%	3.52%	3.33%
Nonperforming assets to total assets	2.46%		2.89%	2.94%	3.30%	3.49%

Delinquent loans 30-89 days past due	$3,422		$4,095	$4,273	$5,556	$9,961
Delinquent loans to total loans	0.23%		0.28%	0.28%	0.37%	0.65%

     At June 30, 2012, total nonperforming assets were $59.3 million, or 2.46% of total assets, compared to $71.4 million, or 2.94%, at December 31, 2011, and $86.0 million or 3.49% a year ago.

     Total nonaccrual loans of $33.6 million declined $7.0 million or 17% from year end and $17.0 million or 34% from June 30, 2011. Nonaccrual loans declined in every loan category.

     Troubled Debt Restructurings. At June 30, 2012, Bancorp had $32.1 million in loans classified as troubled debt restructurings of which $14.1 million was on an interest accruing status and $18.0 million on nonaccrual status. Troubled debt restructurings were $37.6 million at December 31, 2011, of which $15.8 million was on an interest accruing status and $21.8 million on nonaccrual status. All troubled debt restructurings were considered impaired at June 30, 2012, and at year end 2011. The modifications granted on troubled debt restructurings were due to borrower financial difficulty, and generally provide for a modification of loan terms. For more information regarding Bancorp’s troubled debt restructurings and loans, see Note 4 “Loans and Allowance for Credit Losses” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of the 2011 10-K.

Other Real Estate Owned. The following table presents activity in the total OREO portfolio for the periods shown:

(Dollars in thousands)	Total OREO related activity
	Amount	Number
Full year 2011:
Beginning balance January 1, 2011	$39,459	402
Additions to OREO	21,662	74
Valuation adjustments	(4,832)	-
Disposition of OREO properties	(25,466)	(212)
Ending balance December 31, 2011	$30,823	264

First Quarter 2012
Additions to OREO	$810	9
Valuation adjustments	(521)	-
Disposition of OREO properties	(3,587)	(27)
Ending balance March 31, 2012	$27,525	246

Second Quarter 2012
Additions to OREO	$3,304	28
Valuation adjustments	(1,213)	-
Disposition of OREO properties	(3,890)	(30)
Ending balance June 30, 2012	$25,726	244

Year to Date 2012
Beginning balance January 1, 2012	$30,823	264
Additions to OREO	4,114	37
Valuation adjustments	(1,734)	-
Disposition of OREO properties	(7,477)	(57)
Ending balance June 30, 2012	$25,726	244

     During the second quarter 2012 the Company added $3.3 million in OREO property, disposed of $3.9 million in OREO property and recorded OREO valuation adjustments of $1.2 million. OREO valuation adjustments are recorded as other noninterest income. At June 30, 2012, the OREO portfolio consisted of 244 properties, which was valued at $25.7 million and reflected write-downs of 55% from original loan principal. The largest balances in the OREO portfolio at June 30, 2012, were attributable to income producing properties, followed by homes and land, all of which are located within the region in which we operate, with the exception of Bend, Oregon, where we no longer have a branch presence. For more information regarding the Company’s OREO, see the discussion under the subheading “OREO” and “Critical Accounting Policies” included in Item 7 of the Company’s 2011 10-K.

     The following table presents segments of the OREO portfolio for the periods shown:

(Dollars in thousands)	June 30,	# of	March 31,	# of	December 31,	# of
	2012	properties	2012	properties	2011	properties
Income producing properties	$8,106	13	$9,352	15	$10,282	15
Homes	5,539	20	5,228	16	6,008	17
Land	4,780	15	4,710	14	5,049	16
Residential site developments	3,104	126	3,367	136	3,506	146
Lots	1,999	42	2,453	49	2,932	51
Multifamily	1,570	20	408	4	428	4
Condominiums	325	2	1,641	6	2,252	9
Commercial site developments	303	6	366	6	366	6
Total	$25,726	244	$27,525	246	$30,823	264

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

     Delinquencies. Bancorp also monitors delinquencies, defined as loan balances 30-89 days past due, not on nonaccrual status, as an indicator of future nonperforming assets. Total delinquencies were $3.4 million or .23% of total loans at June 30, 2012, down from $4.3 million or .28% at December 31, 2011, and $10.0 million or .65% at June 30, 2011.

     The following table summarizes total delinquent loan balances by loan category as of the dates shown:

(Dollars in thousands)	June 30, 2012		December 31, 2011		June 30, 2011
		Percent of		Percent of		Percent of
	Amount	loan category	Amount	loan category	Amount	loan category
Loans 30-89 days past due, not on nonaccrual status
Commercial	$929	0.32%	$683	0.23%	$1,919	0.64%
Real estate construction	-	0.00%	-	0.00%	-	0.00%
Real estate mortgage:
Mortgage	657	1.10%	1,355	2.03%	988	3.54%
Home equity loans and lines of credit	782	0.31%	1,034	0.40%	302	0.11%
Total real estate mortgage	1,439	0.47%	2,389	0.74%	1,290	0.38%
Commercial real estate	1,036	0.12%	1,145	0.14%	6,746	0.80%
Installment and consumer	18	0.14%	56	0.41%	6	0.05%
Total loans 30-89 days past due, not in nonaccrual status	$3,422		$4,273		$9,961

Delinquent loans past due 30-89 days to total loans	0.23%		0.28%		0.65%

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

     The following table is a summary of activity in the allowance for credit losses for the quarterly periods presented:

(Dollars in thousands)	June 30,	March 31,	Dec. 31,	Sep. 30,	June 30,
	2012	2012	2011	2011	2011
Loans outstanding at end of period	$1,495,797	$1,470,848	$1,501,301	$1,503,624	$1,521,147
Average loans outstanding during the period	1,479,226	1,482,522	1,498,437	1,515,091	1,523,170

Allowance for credit losses, beginning of period	34,634	35,983	37,016	39,231	40,429
Total provision (benefit) for credit losses	(492)	89	1,499	1,132	3,426
Loan charge-offs:
Commercial	(379)	(634)	(710)	(1,462)	(460)
Commercial real estate construction	-	-	(136)	(472)	(648)
Residential real estate construction	-	(3)	(143)	(95)	(218)
Total real estate construction	-	(3)	(279)	(567)	(866)
Mortgage	(122)	(691)	(191)	(257)	(230)
Home equity lines of credit	(354)	(548)	(760)	(547)	(2,301)
Total real estate mortgage	(476)	(1,239)	(951)	(804)	(2,531)
Commercial real estate	(549)	(62)	(834)	(800)	(563)
Installment and consumer	(70)	(191)	(130)	(32)	(201)
Overdraft	(182)	(228)	(288)	(279)	(239)
Total loan charge-offs	(1,656)	(2,357)	(3,192)	(3,944)	(4,860)
Recoveries:
Commercial	156	639	418	281	139
Commercial real estate construction	-	-	88	-	-
Residential real estate construction	29	2	3	182	5
Total real estate construction	29	2	91	182	5
Mortgage	30	157	14	11	8
Home equity loans and lines of credit	18	6	37	31	10
Total real estate mortgage	48	163	51	42	18
Commercial real estate	1,129	21	22	21	2
Installment and consumer	13	26	11	26	16
Overdraft	39	68	67	45	56
Total recoveries	1,414	919	660	597	236
Net loan charge-offs	(242)	(1,438)	(2,532)	(3,347)	(4,624)
Allowance for credit losses, end of period	$33,900	$34,634	$35,983	$37,016	$39,231

Components of allowance for credit losses
Allowance for loan losses	$33,132	$33,854	$35,212	$36,314	$38,422
Reserve for unfunded commitments	768	780	771	702	809
Total allowance for credit losses	$33,900	$34,634	$35,983	$37,016	$39,231

Net loan charge-offs to average loans annualized	0.07%	0.39%	0.67%	0.88%	1.22%

Allowance for loan losses to total loans	2.22%	2.30%	2.35%	2.42%	2.53%
Allowance for credit losses to total loans	2.27%	2.35%	2.40%	2.46%	2.58%

Allowance for loan losses to nonperforming loans	99%	80%	87%	69%	76%
Allowance for credit losses to nonperforming loans	101%	82%	89%	70%	78%

     At June 30, 2012, the Company’s allowance for credit losses was $33.9 million, consisting of a $28.7 million formula allowance, a $3.9 million unallocated allowance, a $.5 million specific allowance and a $.8 million reserve for unfunded commitments. At December 31, 2011, our allowance for credit losses was $36.0 million, consisting of a $30.3 million formula allowance, a $4.4 million unallocated allowance, a $.5 million specific allowance and a $.8 million reserve for unfunded commitments. The reduction in provision for credit losses in the second quarter 2012, compared to the same quarter of 2011, reflects lower net loan charge-offs, adjustments being made to loan category risk rating reserve percentages, and an improving risk profile of the loan portfolio. The level of net loan charge-offs and the benefit for credit losses in the second quarter of 2012 were both heavily influenced by a recovery of $1.1 million related to a commercial real estate loan. At June 30, 2012, the allowance for credit losses was 2.27% of total loans, a decrease from 2.40% at December 31, 2011. At June 30, 2012, the allowance for credit losses was 101% of nonperforming loans, as compared to 89% at December 31, 2011, and 78% twelve months earlier.

     Overall, we believe that the allowance for credit losses is adequate to absorb probable losses in the loan portfolio at June 30, 2012, although there can be no assurance that future loan losses will not exceed our current estimates. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. Please see Item 1A “Risk Factors” in our 2011 10-K.

     Net Loan Charge-offs. For the quarter ended June 30, 2012, total net loan charge-offs were $.2 million, down from $4.6 million in the second quarter of 2011. Year-over-year second quarter, net loan charge-offs declined across nearly every category. Second quarter 2012 annualized net loan charge-offs to total average loans outstanding was 0.07%, down from 1.22% in the same quarter last year and from 0.39% in the previous quarter.

Deposits and Borrowings

     The following table summarizes the quarterly average dollar amount in, and the interest rate paid on, each of the deposit and borrowing categories during the second quarters of 2012 and 2011 and first quarter 2012:

	Second Quarter 2012			First Quarter 2012			Second Quarter 2011
(Dollars in thousands)	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate
	Balance	of total	Paid	Balance	of total	Paid	Balance	of total	Paid
Non-interest bearing demand	$621,547	33.2%	-	$585,749	31.4%	-	$578,562	29.9%	-
Interest bearing demand	374,579	20.0%	0.04%	366,636	19.6%	0.02%	365,407	18.9%	0.09%
Savings	127,930	6.8%	0.05%	123,725	6.6%	0.05%	110,683	5.7%	0.15%
Money market	596,949	31.9%	0.09%	623,111	33.4%	0.10%	654,668	33.9%	0.36%
Time deposits	151,085	8.1%	0.66%	167,417	9.0%	0.92%	224,674	11.6%	1.38%
Total deposits	1,872,090	100.0%	0.09%	1,866,638	100.0%	0.12%	1,933,994	100.0%	0.31%

Short-term borrowings	3,143		0.51%	505		0.72%	6,461		2.88%
Long-term borrowings [1]	175,098		1.44%	171,000		1.46%	213,138		3.05%
Total borrowings	178,241		1.44%	171,505		1.46%	219,599		3.04%

Total deposits and borrowings	$2,050,331		0.30%	$2,038,143		0.33%	$2,153,593		0.80%

1 Long-term borrowings include junior subordinated debentures.

     Second quarter 2012 average total deposits of $1.87 billion declined 3%, or $61.9 million from the same quarter in 2011. This decrease was due to reductions in money market deposits and higher cost time deposit balances, which declined $57.7 million and $73.6 million, respectively, from the same quarter last year. Time deposits represented just 8% of the Bank’s average total deposits in the most recent quarter, a decline from 12% in the second quarter of 2011. The combination of the Bank’s favorable shift in deposit mix and deposit pricing strategies helped reduce the average rate paid on total deposits to 0.09% in second quarter 2012, a decline of 22 basis points from 0.31% in the same quarter of 2011 and a decline of three basis points from .12% in the first quarter of 2012. Whether we will continue to be successful maintaining our low cost deposit base will depend on various factors, including deposit pricing strategies, market interest rates, the effects of competition, client behavior, and the impact of regulatory changes and requirements.

     At June 30, 2012, the Bank did not hold any brokered deposits as compared to $6.0 million at December 31, 2011, and $7.6 million at June 30, 2011. Brokered deposits were not replaced as they matured.

     The average balance of long-term borrowings decreased $38.0 million to $175.1 million in the quarter ended June 30, 2012, compared to the same period last year. In the second half of 2011, the Company elected to prepay its FHLB term borrowings of $169 million and to enter into $120 million in new term borrowings with the FHLB in conjunction with managing its interest rate sensitivity position. The rate on the new term borrowings is 1.05%, a reduction from 3.17% on the amount prepaid.

     At June 30, 2012, the balance of junior subordinated debentures issued in connection with our prior issuances of trust preferred securities was $51.0 million or unchanged from June 30, 2011. Bancorp has no deferred interest on its outstanding debentures.

Capital Resources

     The Board of Governors of the Federal Reserve System (“Federal Reserve”) and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. For more information on these topics, see the discussions under the subheadings “Capital Adequacy Requirements” in the section “Supervision and Regulation” included in Item 1 of the Company’s 2011 10-K. The following table summarizes the capital measures of Bancorp and the Bank for the periods shown:

	West Coast Bancorp			West Coast Bank			Minimum requirements
(Dollars in thousands)	June 30,		December 31,	June 30,		December 31,	Adequately	Well
	2012	2011	2011	2012	2011	2011	Capitalized	Capitalized
Tier 1 risk-based capital ratio	20.33%	17.99%	19.36%	19.62%	17.30%	18.66%	4.00%	6.00%
Total risk-based capital ratio	21.50%	19.25%	20.62%	20.88%	18.56%	19.92%	8.00%	10.00%
Leverage ratio	15.55%	13.55%	14.61%	15.02%	13.04%	14.09%	4.00%	5.00%

Total stockholders' equity	$328,017	$285,569	$314,479	$365,798	$323,631	$352,187

     Bancorp’s total risk-based capital ratio increased to 21.50% at June 30, 2012, from 20.62% at December 31, 2011, and 19.25% at June 30, 2011, while Bancorp's Tier 1 risk-based capital ratio increased to 20.33% at the most recent quarter end, from 19.36% at year end 2011 and 17.99% at June 30, 2011. The increases in capital ratios were primarily due to the Company’s continued profitability. Also, the year-over-year increases in the capital ratios were positively impacted by the effect of fully reversing the Company’s deferred tax asset valuation allowance in the fourth quarter of 2011.

     The total risk-based capital ratio at the Bank improved to 20.88% at June 30, 2012, from 19.92% at year end 2011, and 18.56% at June 30, 2011, while the Bank’s Tier 1 risk-based capital ratio increased to 19.62% from 18.66% and 17.30% as of the same respective dates. Additionally, the leverage ratio at the Bank improved to 15.02% at June 30, 2012, from 14.09% at year end 2011, and 13.04% a year ago. The total risk based capital ratios of Bancorp include $51.0 million of junior subordinated debentures which qualified as Tier 1 capital at June 30, 2012, under guidance issued by the Federal Reserve. At this time, Bancorp expects to continue to rely on these junior subordinated debentures as part of its regulatory capital, at the level permitted by applicable regulators. The Company will monitor the finalization of the Basel III Capital Rules.

     Bancorp’s stockholders’ equity was $328.0 million at June 30, 2012, up from $314.5 million at year end 2011 and $285.6 million at June 30, 2011.

Liquidity and Sources of Funds

     The Bank’s sources of funds include customer deposits, loan repayments, borrowings from the FHLB, maturities of investment securities, sales of “Available for Sale” securities, loan and OREO sales, net income, and loans taken out at the Reserve Bank discount window. Scheduled loan repayments are a relatively stable source of funds, while deposit inflows, unscheduled loan prepayments, and loan and OREO sales are not. Deposit inflows, sales of securities, loan and OREO properties, and unscheduled loan prepayments may, amongst other factors, be influenced by general interest rate levels, interest rates available on other investments, competition, market and general economic conditions.

     Deposits are our primary source of funds, and at June 30, 2012, our loan to deposit ratio was 80%, relatively unchanged from December 31, 2011, and June 30, 2011. Declining loan balances over the past few years caused the collective balance of interest bearing deposits and investment securities portfolio of $764.4 million to account for a significant 34% of total earning assets at June 30, 2012. In light of our substantial liquidity position we continued to reduce brokered and other time deposits during the most recent quarter.

     The following table summarizes the Bank’s primary liquidity, on-balance sheet liquidity, and net non-core funding dependency ratios. The primary liquidity ratio represents the sum of net cash and short-term, marketable assets and available borrowing lines divided by total deposits. The on-balance sheet consists of the sum of net cash, short-term and marketable assets divided by total deposits. The net non-core funding dependency ratio is non-core liabilities less short-term investments divided by long-term assets. The Bank’s primary liquidity, on-balance sheet liquidity, and net non-core funding dependency ratios remained strong at quarter end:

	June 30,	December 31,
	2012	2011
Primary liquidity	50%	45%
On-balance sheet liquidity	27%	26%
Net non-core funding dependency	5%	6%

     At June 30, 2012, the Bank had outstanding borrowings of $127.9 million, against its $601.0 million in established borrowing capacity with the FHLB, as compared to $120.0 million outstanding against its $440.4 million in established borrowing capacity at December 31, 2011. The borrowing capacity at the FHLB increased from year end as the FHLB increased the amount they are willing to lend against the Bank’s commercial real estate loan collateral. The Bank’s borrowing facility is subject to collateral and stock ownership requirements. The Bank also had an available discount window primary credit line with the Reserve Bank of approximately $39.9 million at June 30, 2012, with no balance outstanding at either June 30, 2012, or December 31, 2011. The Reserve Bank line is subject to collateral requirements.

     On October 6, 2010, the Bank entered into a Memorandum of Understanding with the FDIC and DFCS under which the Bank may not pay dividends to the holding company without the consent of the FDIC and the DFCS. At June 30, 2012, the holding company did not have any borrowing arrangements of its own.

Off-Balance Sheet Arrangements

     At June 30, 2012, the Bank had commitments to extend credit of $563.1 million, which was down 2.0% compared to $574.3 million at December 31, 2011. For additional information regarding off balance sheet arrangements and future financial commitments, see Note 7 “Commitments and Contingent Liabilities” in the financial statements included under Item 1 of this report.

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

Item 1A. Risk Factors

Expiration of the Dodd-Frank Deposit Insurance Provision as scheduled on December 31, 2012, may have a material adverse effect on the Bank's ability to grow or retain noninterest-bearing transaction accounts. Extension of the Dodd-Frank Deposit Insurance Provision may impose additional insurance premiums on the Bank.

     Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act provides temporary unlimited deposit insurance coverage for noninterest-bearing accounts at all FDIC-insured depository institutions. All funds in noninterest-bearing transaction accounts held at the Bank are fully insured under the Dodd-Frank Deposit Insurance Provision, which is effective from December 31, 2010, through December 31, 2012. Generally, other transaction accounts are only insured up to $250,000. If the Dodd-Frank Deposit Insurance Provision is not extended past December 31, 2012, depositors may withdraw uninsured deposits in excess of $250,000 from the Bank or may withdraw their entire deposit portfolio from the Bank. If such deposits are withdrawn, the Bank may experience a negative impact on its net interest income and margin. Alternatively, extension of the Dodd-Frank Deposit Insurance Provision may require that the Bank pay additional premiums for coverage of deposits in excess of $250,000, which may have an adverse effect on the Bank's net income.

     For detailed discussion of additional risks that may affect our business, see Item 1A, “Risk Factors” in our 2011 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended June 30, 2012:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased (1)	per Share	(2)	Under the Plans or Programs
4/1/12 - 4/30/12	21,376	$20.14	-	210,364
5/1/12 - 5/31/12	3,179	$18.88	-	210,364
6/1/12 - 6/30/12	16	$19.17	-	210,364
Total for quarter	24,571		-

(1)	Shares repurchased by Bancorp include shares acquired from employees in connection with stock option exercises and cancellation of restricted stock to pay withholding taxes totaling 21,376 shares, 3,179 shares, and 16 shares, respectively, for the periods indicated. There were no shares repurchased in the periods indicated pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in note 2 below.

(2)	Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 66,000 common shares, which amount was increased by 110,000 shares in September 2000, by .2 million shares in September 2001, by .2 million shares in September 2002, by .2 million shares in April 2004, and by .2 million shares in September 2007 for a total authorized repurchase amount as of June 30, 2012, of approximately 1.0 million shares.

Item 3. Defaults Upon Senior Securities

     None

Item 4. Mine Safety Disclosures

     None

Item 5. Other Information

     None

Item 6. Exhibits

Exhibit No.	Exhibit
3.2	Amended and Restated Bylaws of West Coast Bancorp (as amended through February 23,2012).

31.1	Certification of CEO under Rule 13(a) – 14(a) of the Exchange Act.

31.2	Certification of CFO under Rule 13(a) – 14(a) of the Exchange Act.

32	Certification of CEO and CFO under 18 U.S.C. Section 1350.

101.	INS XBRL Instance Document

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

WEST COAST BANCORP
(Registrant)

Dated: August 8, 2012	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and Chief Executive Officer

Dated: August 8, 2012	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer