Form 10-Q
period 2012-09-30
WEST COAST BANCORP /NEW/OR/
filed 2012-11-02
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the quarterly period ended: September 30, 2012

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

     Common Stock, no par value: 19,290,175 shares outstanding as of October 31, 2012.

PART I: FINANCIAL INFORMATION
Item 1. Financial Statements (Unaudited)

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
(Dollars and shares in thousands, unaudited)	2012	2011
ASSETS

Cash and cash equivalents:
Cash and due from banks	$53,026	$59,955
Federal funds sold	3,426	4,758
Interest-bearing deposits in other banks	44,883	27,514
Total cash and cash equivalents	101,335	92,227
Investment securities available for sale, at fair value
(amortized cost: $773,856 and $717,593, respectively)	792,657	729,844
Federal Home Loan Bank stock, held at cost	12,040	12,148
Loans held for sale	-	3,281
Loans	1,490,767	1,501,301
Allowance for loan losses	(31,457)	(35,212)
Loans, net	1,459,310	1,466,089
Premises and equipment, net	22,672	24,374
Other real estate owned, net	21,939	30,823
Bank owned life insurance	26,895	26,228
Other assets	39,132	44,873
Total assets	$2,475,980	$2,429,887

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand	$704,810	$621,962
Savings and interest bearing demand	499,934	495,117
Money market	588,635	625,373
Time deposits	135,913	173,117
Total deposits	1,929,292	1,915,569

Short-term borrowings	35,000	-
Long-term borrowings	92,900	120,000
Junior subordinated debentures	51,000	51,000
Reserve for unfunded commitments	831	771
Other liabilities	30,961	28,068
Total liabilities	2,139,984	2,115,408

Commitments and contingent liabilities (Note 8)

Stockholders' equity:
Preferred stock: no par value, 10,000 shares authorized;
Series B issued and outstanding: 121 at September 30, 2012 and December 31, 2011	21,124	21,124
Common stock: no par value, 50,000 shares authorized;
issued and outstanding: 19,290 at September 30, 2012 and 19,298 at December 31, 2011	231,766	230,966
Retained earnings	71,692	54,952
Accumulated other comprehensive income	11,414	7,437
Total stockholders' equity	335,996	314,479
Total liabilities and stockholders' equity	$2,475,980	$2,429,887

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars and shares in thousands, except per share amounts)	2012	2011	2012	2011
INTEREST INCOME:
Interest and fees on loans	$18,706	$20,060	$56,614	$60,590
Interest on taxable investment securities	3,439	4,092	10,647	12,437
Interest on nontaxable investment securities	546	534	1,547	1,548
Interest on deposits in other banks	35	35	91	166
Interest on federal funds sold	-	-	1	2
Total interest income	22,726	24,721	68,900	74,743

INTEREST EXPENSE:
Savings, interest bearing demand deposits and money market	183	392	560	1,846
Time deposits	202	594	833	2,425
Short-term borrowings	37	282	42	328
Long-term borrowings	315	1,060	959	3,670
Borrowings prepayment charge	-	2,775	-	2,775
Junior subordinated debentures	302	277	913	885
Total interest expense	1,039	5,380	3,307	11,929
Net interest income	21,687	19,341	65,593	62,814
Provision (benefit) for credit losses	(593)	1,132	(996)	6,634
Net interest income after provision for credit losses	22,280	18,209	66,589	56,180

NONINTEREST INCOME:
Service charges on deposit accounts	3,017	3,129	9,047	10,348
Payment systems related revenue	3,073	3,201	9,230	9,300
Trust and investment services revenue	1,231	1,033	3,623	3,389
Gains on sales of loans	492	222	1,949	1,035
Other real estate owned valuation adjustments
and (loss) gain on sales	(457)	(11)	(2,061)	(1,255)
Gain (loss) on securities, net:
Gains on sales of securities	-	124	375	521
Other-than-temporary impairment losses on securities	-	-	(1,726)	(1,636)
Portion of other-than-temporary, non-credit related losses
recognized in other comprehensive income	-	-	1,677	1,457
Total net gains on securities	-	124	326	342
Other noninterest income	816	716	2,439	2,241
Total noninterest income	8,172	8,414	24,553	25,400

NONINTEREST EXPENSE:
Salaries and employee benefits	11,499	11,977	35,058	35,973
Equipment	1,480	1,461	4,726	4,553
Occupancy	1,901	2,115	6,095	6,512
Payment systems related expense	1,148	1,279	3,342	3,876
Professional fees	777	1,038	2,948	2,996
Postage, printing and office supplies	735	772	2,283	2,444
Marketing	520	862	1,087	2,344
Communications	411	387	1,210	1,154
Merger expenses	578	-	578	-
Other noninterest expense	2,258	2,729	6,481	8,279
Total noninterest expense	21,307	22,620	63,808	68,131

INCOME BEFORE INCOME TAXES	9,145	4,003	27,334	13,449
PROVISION (BENEFIT) FOR INCOME TAXES	3,201	(2,273)	9,567	(2,566)
NET INCOME	$5,944	$6,276	$17,767	$16,015

Basic earnings per share	$0.29	$0.31	$0.87	$0.78
Diluted earnings per share	$0.27	$0.29	$0.82	$0.75
Weighted average common shares	19,110	19,029	19,077	18,999
Weighted average diluted shares	20,344	19,880	20,225	19,951

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands, unaudited)	2012	2011	2012	2011
Net income	$5,944	$6,276	$17,767	16,015
Other comprehensive income, net of tax:
Unrealized holding gains on securities:
Unrealized holding gains arising during the period	4,512	7,665	6,877	12,686
Tax provision	(1,773)	(3,011)	(2,701)	(4,997)
Unrealized holding gains arising during the period, net of tax	2,739	4,654	4,176	7,689

Less: Reclassification adjustment for net other-than-temporary
impairment losses on securities	-	-	49	179
Tax benefit	-	-	(19)	(70)
Other-than-temporary impairment losses on securities, net of tax	-	-	30	109

Less: Reclassification adjustment for net
gains on sales of securities	-	(124)	(375)	(521)
Tax provision	-	48	146	203
Gains on sales of securities, net of tax	-	(76)	(229)	(318)
Other comprehensive income, net of tax	2,739	4,578	3,977	7,480
Total net comprehensive income	$8,683	$10,854	$21,744	23,495

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended
(Dollars in thousands, unaudited)	September 30, 2012	September 30, 2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,767	$16,015
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	6,418	6,389
Amortization of tax credits	489	682
Deferred income tax expense	5,226	1,687
Amortization of intangibles	-	358
Provision (benefit) for credit losses	(996)	6,634
Decrease (increase) in accrued interest receivable	221	(541)
Increase in other assets	(2,782)	(3,388)
Loss on impairment of securities	49	179
Gains on sales of securities	(375)	(521)
Net loss on disposal of premises and equipment	41	305
Net other real estate owned valuation adjustments and (loss) gain on sales	2,061	1,255
Gains on sales of loans held for sale	(1,457)	(1,035)
Origination of loans held for sale	(9,510)	(27,474)
Proceeds from sales of loans held for sale	14,248	29,610
Decrease in interest payable	(45)	(2,085)
Increase in other liabilities	1,430	1,363
Increase in cash surrender value of bank owned life insurance	(667)	(653)
Stock based compensation expense	1,168	1,452
Excess tax benefits associated with stock plans	(124)	(53)
Net cash provided by operating activities	33,162	30,179

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	183,705	198,778
Proceeds from sales of available for sale securities	32,859	39,193
Proceeds from redemption of FHLB stock	108	-
Purchase of available for sale securities	(276,585)	(406,429)
Loans made to customers less than principal collected on loans	11,499	10,204
Purchase of loans	(8,255)	-
Proceeds from the sale of other real estate owned	11,424	20,392
Capital expenditures on other real estate owned	(69)	(521)
Capital expenditures on premises and equipment	(772)	(1,845)
Net cash used by investing activities	(46,086)	(140,228)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest
bearing transaction accounts	51,566	138,705
Net decrease in time deposits	(37,204)	(88,449)
Proceeds from issuance of short-term borrowings	97,000	55,818
Repayment of short-term borrowings	(97,000)	(67,200)
Proceeds from issuance of long-term borrowings	7,900	50,000
Repayment of long-term borrowings	-	(49,118)
Proceeds from issuance of common stock-stock options	92	74
Fractional share payment	-	(18)
Redemption of stock pursuant to stock plans	(499)	(509)
Excess tax benefits associated with stock plans	124	53
Activity in deferred compensation plan	53	(20)
Net cash provided by financing activities	22,032	39,336

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	9,108	(70,713)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	92,227	177,991
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$101,335	$107,278

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
(Shares and dollars in thousands, unaudited)	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income	Total
BALANCE, January 1, 2011	$21,124	19,286	$229,722	$21,175	$539	$272,560

Net income	$-	-	$-	$33,777	$-	$33,777
Other comprehensive income, net of tax:	-	-	-	-	6,898	6,898
Redemption of stock pursuant to stock plans	-	(55)	(531)	-	-	(531)
Activity in deferred compensation plan	-	(3)	(27)	-	-	(27)
Issuance of common stock-stock options	-	7	80	-	-	80
Issuance of common stock-restricted stock	-	64	-	-	-	-
Stock based compensation expense	-	-	1,899	-	-	1,899
Tax adjustment associated with stock plans	-	-	(159)	-	-	(159)
Fractional share payment	-	(1)	(18)	-	-	(18)
BALANCE, December 31, 2011	21,124	19,298	230,966	54,952	7,437	314,479

Net income	$-	-	$-	$17,767	$-	$17,767
Other comprehensive income, net of tax:	-	-	-	-	3,977	3,977
Cash dividends, $.05 per common share	-	-	-	(1,027)	-	(1,027)
Redemption of stock pursuant to stock plans	-	(45)	(499)	-	-	(499)
Activity in deferred compensation plan	-	(1)	53	-	-	53
Issuance of common stock-stock options	-	8	92	-	-	92
Issuance of common stock-restricted stock	-	30	-	-	-	-
Stock based compensation expense	-	-	1,168	-	-	1,168
Tax adjustment associated with stock plans	-	-	(14)	-	-	(14)
BALANCE, September 30, 2012	$21,124	19,290	$231,766	$71,692	$11,414	$335,996

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF PRESENTATION

     The interim unaudited consolidated financial statements have been prepared by management in accordance with accounting principles generally accepted in the United States of America for interim financial information. In addition, this report has been prepared in accordance with the instructions for Form 10-Q, and therefore, these financial statements do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. The accompanying interim consolidated financial statements include the accounts of West Coast Bancorp (“Bancorp” or the “Company”) and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust Company, Inc. and Totten, Inc., after elimination of intercompany transactions and balances. The Company’s interim consolidated financial statements and related notes should be read in conjunction with the audited financial statements and related notes, including the Company’s significant accounting policies, contained in the Annual Report on Form 10-K for the year ended December 31, 2011 (“2011 10-K”).

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The financial information contained in this report reflects all adjustments of a normal, recurring nature that, in the opinion of management, are necessary for a fair presentation of the results of the interim periods. The results of operations and cash flows for the three and nine months ended September 30, 2012, are not necessarily indicative of the results that may be expected for the year ending December 31, 2012, or other future periods.

     Supplemental cash flow information. The following table presents supplemental cash flow information for the nine months ended September 30, 2012, and 2011.

(Dollars in thousands)	Nine months ended
	September 30,
	2012	2011
Supplemental cash flow information:
Cash paid (received) in the period for:
Interest	$3,352	$14,015
Income taxes	5,425	6,529

Noncash investing and financing activities:
Change in unrealized gain on available
for sale securities, net of tax	$3,977	$7,480
Settlement of secured borrowings	-	(3,085)
Transfer of long term debt to short term debt	35,000	39,200
OREO and premises and equipment expenditures
accrued in other liabilities	$13	$12
Transfer of loans to OREO	4,532	11,906
Dividends declared and accrued in other liabilities	1,027	-

1. BASIS OF PRESENTATION

     New Accounting Pronouncements. In May 2011, the Financial Accounting Standards Board (“FASB”) issued guidance within the Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU amends existing guidance regarding the highest and best use and valuation assumption by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The ASU also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well as disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. ASU 2011-04 is effective for the Company’s reporting period beginning after December 15, 2011, and was applied prospectively. The adoption of this guidance did not have a material impact on the Company’s consolidated statement of income, its consolidated balance sheet, or its consolidated statement of cash flows.

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

2. PROPOSED MERGER WITH COLUMBIA BANKING SYSTEM, INC.

     On September 25, 2012, Bancorp entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Columbia Banking System, Inc., (“Columbia”), a Washington corporation, pursuant to which a newly formed subsidiary of Columbia will merge with and into Bancorp (the “Merger”), with Bancorp continuing as the surviving corporation (the “Surviving Corporation”). As soon as reasonably practicable following the Merger, and as part of a single integrated transaction, the Surviving Corporation will be merged with and into Columbia (the “Second Step Merger” and together with the Merger, the “Mergers”). Consummation of the Merger remains subject to customary closing conditions, including receipt of requisite shareholder and regulatory approvals. Certain terms of the Merger Agreement and other related agreements are summarized in, and the Merger Agreement has been filed as an exhibit to, the Current Report on Form 8-K filed by Bancorp with the Securities and Exchange Commission on October 1, 2012.

     In connection with the proposed Merger, Bancorp has incurred Merger-related expenses of approximately $0.6 million, principally legal and professional services, for the three months ended September 30, 2012.

3. STOCK PLANS

     On April 24, 2012, shareholders approved Bancorp’s 2012 Omnibus Incentive Plan (the “2012 Incentive Plan”). Bancorp's 2002 Stock Incentive Plan (the “2002 Plan”) was terminated on March 8, 2012, and no additional awards will be granted under the 2002 Plan. The 2012 Incentive Plan authorizes the issuance of up to 400,000 shares to participants in connection with grants of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards. The 2012 Incentive Plan has 372,166 shares available for grant at September 30, 2012. The number of shares that may be issued under the 2012 Incentive Plan is subject to adjustment in certain circumstances.

     It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock awards. Bancorp expenses stock options and restricted stock on a straight line basis over the applicable vesting term. Restricted stock granted under the 2002 Plan generally vested over a one, two to four year vesting period; including grants to directors. All outstanding stock options have an exercise price that was equal to the closing market value of Bancorp’s stock on the date the options were granted. Options granted under the 2002 Plan generally vested over a two to four year vesting period; however, certain grants were made that vested immediately, including grants to directors. Stock options have a 10 year maximum term.

     The following table presents information on stock options outstanding for the period shown:

	Nine months ended
	September 30, 2012
		Weighted Average
	Common Shares	Exercise Price per share
Balance, beginning of period	257,080	$70.12
Granted	-	-
Exercised	(7,945)	11.55
Forfeited/expired	(43,714)	75.93
Balance, end of period	205,421	$71.15

     The following table presents information on stock options outstanding for the periods shown:

	Nine months ended	Nine months ended
(Dollars in thousands, except share and per share data)	September 30, 2012	September 30, 2011
Stock options vested and expected to vest:
Number	205,421	253,461
Weighted average exercise price per share	$71.15	$69.93
Aggregate intrinsic value	$691	$174
Weighted average contractual term of options	3.9 years	4.4 years

Stock options vested and currently exercisable:
Number	205,371	252,990
Weighted average exercise price per share	$71.16	$70.14
Aggregate intrinsic value	$690	$179
Weighted average contractual term of options	3.9 years	4.3 years

Unearned compensation related to stock options	$-	$28

     There were no stock option grants for the nine months ended September 30, 2012, and 2011.

3. STOCK PLANS

       The following table presents information on restricted stock outstanding for the period shown:

	Nine months ended
	September 30, 2012
		Weighted Average Market
	Restricted Shares	Price at Grant
Balance, beginning of period	264,631	$16.98
Granted	29,673	19.05
Vested	(95,132)	18.18
Forfeited	(19,714)	15.89
Balance, end of period	179,458	$16.80

Weighted average remaining recognition period	1.8 years

       The balance of unearned compensation related to restricted shares as of September 30, 2012, and September 30, 2011, was $2.4 million and $3.8 million, respectively.

       The following table presents stock-based compensation expense for the periods shown:

	Three months ended		Nine months ended
	September 30,		September 30,
(Dollars in thousands)	2012	2011	2012	2011
Restricted stock expense	$375	$409	$1,153	$1,384
Stock option expense	-	14	15	68
Total stock-based compensation expense	$375	$423	$1,168	$1,452

       The income tax benefit recognized in the income statement for restricted stock compensation expense in the three and nine months ended September 30, 2012, was $131,000 and $404,000, respectively. The income tax benefit recognized in the income statement for restricted stock compensation expense in the three and nine months ended September 30, 2011, was $155,000 and $526,000, respectively.

       The cash received from stock option exercises was $22,000 and $92,000 for the three and nine months ended September 30, 2012, respectively. The Company recorded $13,000 and $168,000 of tax expense from disqualifying dispositions involving incentive stock options, the exercise of non-qualified stock options, and the vesting and release of restricted stock for the nine months ended September 30, 2012 and September 30, 2011, respectively.

4. INVESTMENT SECURITIES

       The following tables present the available for sale investment portfolio as of September 30, 2012, and December 31, 2011:

(Dollars in thousands)
September 30, 2012	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$200	$-	$-	$200
U.S. Government agency securities	225,728	4,632	-	230,360
Corporate securities	14,303	-	(5,284)	9,019
Mortgage-backed securities	447,437	13,820	(180)	461,077
Obligations of state and political subdivisions	74,948	5,184	(16)	80,116
Equity investments and other securities	11,240	657	(12)	11,885
Total	$773,856	$24,293	$(5,492)	$792,657

(Dollars in thousands)
December 31, 2011	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$200	$3	$-	$203
U.S. Government agency securities	216,211	3,453	(33)	219,631
Corporate securities	14,351	-	(5,844)	8,507
Mortgage-backed securities	419,510	9,351	(136)	428,725
Obligations of state and political subdivisions	56,003	4,736	(7)	60,732
Equity investments and other securities	11,318	749	(21)	12,046
Total	$717,593	$18,292	$(6,041)	$729,844

       At September 30, 2012, the corporate securities portfolio included four pooled trust preferred securities issued by banks and/or insurance companies with amortized cost of $13.8 million and an estimated fair market value of $8.5 million resulting in an estimated $5.3 million unrealized loss. This unrealized loss reflects a decline in market value since the purchase of these securities. Credit deterioration and wider credit and liquidity spreads since purchase contributed to the unrealized loss. These pooled trust preferred securities are rated C or better by the rating agencies that cover these securities and they have several features that reduce credit risk, including seniority over certain tranches in the same pool and the benefit of certain collateral coverage tests. Beginning on the 10th year anniversary of each pooled trust preferred security and quarterly thereafter, each security could, under certain circumstances, be redeemed at par. One of our trust preferred securities reached its 10 year anniversary on November 1. It is unlikely that the security will be redeemed at this point.

       The following tables provide the fair value and gross unrealized losses on securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of September 30, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Treasury securities	$200	$-	$-	$-	$200	$-
Corporate securities	-	-	8,519	(5,284)	8,519	(5,284)
Mortgage-backed securities	24,307	(92)	9,956	(88)	34,263	(180)
Obligations of state and political subdivisions	2,542	(16)	-	-	2,542	(16)
Equity and other securities	-	-	1,188	(12)	1,188	(12)
Total	$27,049	$(108)	$19,663	$(5,384)	$46,712	$(5,492)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$14,627	$(33)	$-	$-	$14,627	$(33)
Corporate securities	-	-	8,007	(5,844)	8,007	(5,844)
Mortgage-backed securities	26,416	(130)	9,538	(6)	35,954	(136)
Obligations of state and political subdivisions	234	(7)	-	-	234	(7)
Equity and other securities	598	(2)	1,182	(19)	1,780	(21)
Total	$41,875	$(172)	$18,727	$(5,869)	$60,602	$(6,041)

4. INVESTMENT SECURITIES

       Management reviews and evaluates the Company’s debt securities on a quarterly basis for the presence of other-than-temporary impairment (“OTTI”). This analysis takes into consideration current market conditions, length and severity of impairment, extent and nature of the change in fair value, issuer ratings, and whether or not the Company intends to, or may be required to, sell debt securities before recovering any unrealized losses.

       The Company recorded a credit related OTTI charge of $.2 million pretax in the second quarter of 2011 related to a pooled trust preferred security in its investment portfolio, which also was placed on nonaccrual status at the same time. An additional credit related OTTI charge of $49,000, pretax, relating to this same security was deemed necessary in the first quarter of 2012. The Company does not intend to sell this security, and it is not likely that it will be required to sell this security, but it does not expect to recover the entire amortized cost basis of the security. The amount of OTTI related to credit losses recognized in earnings represents the portion of amortized cost of the security that the Company does not expect to recover and is based on the estimated cash flow expected from the security, discounted by the estimated future coupon rates of the security. The Company estimates cash flows based on the performance of the underlying collateral for the security and the overall structure of the security. Factors considered in the performance of underlying collateral include current default and deferral rates, estimated future default, deferral and recovery rates, and prepayment rates. Factors considered in the overall structure of the security include the impact of the underlying collateral cash flow on debt coverage tests and subordination levels. The remaining impairment on this security that is related to all other factors is recognized in other comprehensive income. Given regulatory guidelines on expectation of full payment of interest and principal as well as extended payments in kind, this pooled trust preferred security was placed on nonaccrual status. In October 2011, the Company placed another pooled trust preferred security, with payments in kind, on nonaccrual status. While this security had an impairment loss of $1.5 million at September 30, 2012, the security had no credit related OTTI as of September 30, 2012.

       The following table presents a summary of the significant inputs utilized to measure the OTTI related to credit losses associated with the above pooled trust preferred security at September 30, 2012, and September 30, 2011:

	September 30, 2012	September 30, 2011
Default Rate	0.75%	0.75%
Recovery Rate	15.00%	15.00%
Prepayments	1.00%	1.00%
Discount rate (coupon) range	3.0%-4.3%	3.75%-5.04%

       The following table presents information about the securities with OTTI losses for the periods shown:

(Dollars in thousands)
	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Other-than-temporary impairment losses on securities	$-	$-	$(1,726)	$(1,636)
Portion of other-than temporary, non-credit related losses
recognized in other comprehensive income	-	-	1,677	1,457
Net other-than-temporary impairment losses on securities	$-	$-	$(49)	$(179)

       The following table presents a tabular roll forward of the amount of credit related OTTI recognized in earnings for the periods shown:

(Dollars in thousands)
	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Balance of net OTTI losses on securities, beginning of period	$(228)	$(179)	$(179)	$-
Net OTTI losses on securities in the period	-	-	(49)	(179)
Balance of net OTTI losses on securities, end of period	$(228)	$(179)	$(228)	$(179)

       At September 30, 2012, and December 31, 2011, the Company had $297.6 million and $291.0 million, respectively, in investment securities being provided as collateral to the Federal Home Loan Bank of Seattle (“FHLB”), the Federal Reserve Bank of San Francisco (“Reserve Bank”), the State of Oregon, the State of Washington, and others to support the Company’s borrowing capacities and certain public fund deposits.

4. INVESTMENT SECURITIES

       The following table presents the contractual maturities of the investment securities available for sale at September 30, 2012:

(Dollars in thousands)	Available for sale
September 30, 2012	Amortized cost	Fair value
U.S. Treasury securities
One year or less	$-	$-
After one year through five years	200	200
After five through ten years	-	-
Due after ten years	-	-
Total	200	200

U.S. Government agency securities:
One year or less	600	604
After one year through five years	160,010	163,732
After five through ten years	65,118	66,024
Due after ten years	-	-
Total	225,728	230,360

Corporate securities:
One year or less	-	-
After one year through five years	500	500
After five through ten years	-	-
Due after ten years	13,803	8,519
Total	14,303	9,019

Obligations of state and political subdivisions:
One year or less	1,817	1,839
After one year through five years	18,319	19,395
After five through ten years	35,643	38,687
Due after ten years	19,169	20,195
Total	74,948	80,116

Mortgage-backed securities	447,437	461,077
Equity investments and other securities	11,240	11,885
Total securities	$773,856	$792,657

       Certain investments have maturities that will differ from contractual maturities because borrowers have the right to call or prepay obligations with or without call or prepayment penalties.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

       The compositions and carrying values of the Company’s loan portfolio, excluding loans held for sale, were as follows:

(Dollars in thousands)	September 30, 2012	December 31, 2011
Commercial	$286,134	$299,766
Real estate construction	47,406	30,162
Real estate mortgage	301,231	324,994
Commercial real estate	843,836	832,767
Installment and other consumer	12,160	13,612
Total loans	1,490,767	1,501,301
Allowance for loan losses	(31,457)	(35,212)
Total loans, net	$1,459,310	$1,466,089

       The following tables present an age analysis of the loan portfolio, including nonaccrual loans, for the periods shown:

(Dollars in thousands)	September 30, 2012
	30 - 89 days	Greater than	Total	Current	Total
	past due	90 days past due	past due	loans	loans
Commercial	$1,075	$5,442	$6,517	$279,617	$286,134
Real estate construction	-	3,503	3,503	43,903	47,406
Real estate mortgage	2,621	2,657	5,278	295,953	301,231
Commercial real estate	2,041	5,593	7,634	836,202	843,836
Installment and other consumer	162	1	163	11,997	12,160
Total	$5,899	$17,196	$23,095	$1,467,672	$1,490,767

(Dollars in thousands)	December 31, 2011
	30 - 89 days	Greater than	Total	Current	Total
	past due	90 days past due	past due	loans	loans
Commercial	$849	$5,692	$6,541	$293,225	$299,766
Real estate construction	-	5,522	5,522	24,640	30,162
Real estate mortgage	3,787	6,226	10,013	314,981	324,994
Commercial real estate	3,619	6,328	9,947	822,820	832,767
Installment and other consumer	56	1	57	13,555	13,612
Total	$8,311	$23,769	$32,080	$1,469,221	$1,501,301

       Loans greater than 90 days past due are classified into nonaccrual status. In addition, certain loans not 90 days past due are on nonaccrual status.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

       The following tables present an analysis of impaired loans for the periods shown:

(Dollars in thousands)	September 30, 2012
	Unpaid principal	Impaired loans	Impaired loans	Total impaired	Related
	balance[1]	with no allowance	with allowance	loan balance	allowance
Commercial	$18,478	$4,434	$2,674	$7,108	$248
Real estate construction	10,234	3,501	1,795	5,296	116
Real estate mortgage	25,600	11,641	2,186	13,827	106
Commercial real estate	23,445	13,248	8,685	21,933	165
Installment and other consumer	1,968	-	83	83	20
Total	$79,725	$32,824	$15,423	$48,247	$655

(Dollars in thousands)	December 31, 2011
	Unpaid principal	Impaired loans	Impaired loans	Total impaired	Related
	balance[1]	with no allowance	with allowance	loan balance	allowance
Commercial	$18,736	$7,750	$224	$7,974	$1
Real estate construction	9,716	5,823	41	5,864	-
Real estate mortgage	30,732	11,949	6,779	18,728	329
Commercial real estate	25,426	15,070	8,604	23,674	173
Installment and other consumer	1,812	5	175	180	-
Total	$86,422	$40,597	$15,823	$56,420	$503

1The unpaid principal balance on impaired loans represents the amount owed by the borrower. The carrying value of impaired loans is lower than the unpaid principal balance due to charge-offs.

       The following table presents the average impaired loan balances and interest recognized on impaired loans for the periods shown:

(Dollars in thousands)	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
		Interest		Interest		Interest		Interest
	Average	Recognized	Average	Recognized	Average	Recognized	Average	Recognized
	Impaired	on Impaired	Impaired	on Impaired	Impaired	on Impaired	Impaired	on Impaired
	Loan Balance	Loans	Loan Balance	Loans	Loan Balance	Loans	Loan Balance	Loans
Commercial	$6,660	$22	$10,194	$58	$6,704	$56	$11,287	$152
Real estate construction	5,557	1	7,112	13	5,634	1	8,947	38
Real estate mortgage	13,752	46	21,205	139	16,046	148	21,278	437
Commercial real estate	21,672	199	27,273	142	22,809	506	26,225	392
Installment and other consumer	83	1	50	1	107	4	19	1
Total	$47,724	$269	$65,834	$353	$51,300	$715	$67,756	$1,020

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

       The balance of Troubled Debt Restructurings (“TDR”) at September 30, 2012, was $32.8 million, down from $37.6 million at December 31, 2011. The following table presents an analysis of TDRs recorded for the periods ended September 30, 2012, and September 30, 2011:

(Dollars in thousands)	TDRs recorded for the three months ended			TDRs recorded in the 12 months prior to September 30, 2012 that
	September 30, 2012			subsequently defaulted in the three months ended September 30, 2012
	Number of	Pre-TDR outstanding	Post-TDR outstanding	Number of	Pre-TDR outstanding
	loans	recorded investment	recorded investment	loans	recorded investment	Amount Defaulted
Commercial	1	$22	$22	-	$-	$-
Real estate construction	1	1,795	1,795	-	-	-
Real estate mortgage	-	-	-	-	-	-
Commercial real estate	3	855	855	-	-	-
Consumer loans	-	-	-	-	-	-
Total	5	$2,672	$2,672	-	$-	$-

(Dollars in thousands)	TDRs recorded for the three months ended			TDRs recorded in the 12 months prior to September 30, 2011 that
	September 30, 2011			subsequently defaulted in the three months ended September 30, 2011
	Number of	Pre-TDR outstanding	Post-TDR outstanding	Number of	Pre-TDR outstanding
	loans	recorded investment	recorded investment	loans	recorded investment	Amount Defaulted
Commercial	1	$95	$95	2	$64	$33
Real estate construction	-	-	-	-	-	-
Real estate mortgage	4	751	745	1	59	49
Commercial real estate	2	424	421	2	356	356
Consumer loans	2	138	137	-	-	-
Total	9	$1,408	$1,398	5	$479	$438

(Dollars in thousands)	TDRs recorded for the nine months ended			TDRs recorded in the 12 months prior to September 30, 2012 that
	September 30, 2012			subsequently defaulted in the nine months ended September 30, 2012
	Number of	Pre-TDR outstanding	Post-TDR outstanding	Number of	Pre-TDR outstanding
	loans	recorded investment	recorded investment	loans	recorded investment	Amount Defaulted
Commercial	4	$711	$711	-	$-	$-
Real estate construction	1	1,795	1,795	-	-	-
Real estate mortgage	-	-	-	-	-	-
Commercial real estate	3	855	855	-	-	-
Consumer loans	-	-	-	-	-	-
Total	8	$3,361	$3,361	-	$-	$-

(Dollars in thousands)	TDRs recorded for the nine months ended			TDRs recorded in the 12 months prior to September 30, 2011 that
	September 30, 2011			subsequently defaulted in the nine months ended September 30, 2011
	Number of	Pre-TDR outstanding	Post-TDR outstanding	Number of	Pre-TDR outstanding
	loans	recorded investment	recorded investment	loans	recorded investment	Amount Defaulted
Commercial	10	$904	$874	2	$64	$33
Real estate construction	1	1,008	744	1	983	983
Real estate mortgage	9	2,822	2,803	1	59	49
Commercial real estate	5	1,341	1,334	2	356	356
Consumer loans	2	138	137	-	-	-
Total	27	$6,213	$5,892	6	$1,462	$1,421

       TDRs are considered impaired and are either measured based on the fair value of the collateral less selling costs or based on net present value methodology. For TDRs that are collateral dependent, the Company charges off the amount of impairment at the time of impairment, rather than creating a specific reserve for the impairment amount.

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

       The following table presents nonaccrual loans by category as of the dates shown:

(Dollars in thousands)	September 30,	December 31,
	2012	2011
Commercial	$6,643	$7,750
Real estate construction	3,501	5,823
Real estate mortgage	9,015	11,949
Commercial real estate	13,248	15,070
Installment and other consumer	-	5
Total loans on nonaccrual status	$32,407	$40,597

       The Company uses a risk rating matrix to assign a risk rating to loans not evaluated on a homogenous pool level. At September 30, 2012, $1.12 billion of loans were risk rated and $371.7 million were evaluated on a homogeneous pool basis. Individually risk rated loans are rated on a scale of 1 to 10. A description of the general characteristics of the 10 risk ratings is as follows:

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

  Rating 7 - This rating includes loans on management’s “watch list” and is intended to be utilized on a temporary basis for borrowers where a significant risk-modifying action is anticipated in the near term.

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

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

       The Company considers loans assigned a risk rating 8 through 10 to be classified loans. The following table presents weighted average risk ratings of the loan portfolio, including classified loans, by category. Weighted average risk ratings percentages and classified loan totals declined in each loan category, except for installment and other consumer loans, from December 31, 2011 to September 30, 2012

(Dollars in thousands)	September 30, 2012		December 31, 2011
	Weighted average	Classified	Weighted average	Classified
	risk rating	loans	risk rating	loans
Commercial	5.76	$17,617	5.84	$22,401
Real estate construction	6.51	11,508	6.99	13,159
Real estate mortgage	6.38	18,504	6.50	24,004
Commercial real estate	5.63	31,360	5.67	35,255
Installment and other consumer[1]	7.89	238	7.87	358
Total		$79,227		$95,177

Total loans risk rated	$1,119,093		$1,103,713

1 Installment and other consumer loans are primarily evaluated on a homogenous pool level and generally not individually risk rated unless certain factors are met.

       The following table presents homogeneous loans where credit risk is evaluated on a portfolio basis by category, and includes home equity loans and lines of credit and certain small business loans. Important credit quality metrics for this portfolio include balances on nonaccrual and past due status. Total loans and lines evaluated on a homogeneous pool basis were $371.7 million at September 30, 2012, and $397.6 million at December 31, 2011.

(Dollars in thousands)	September 30, 2012			December 31, 2011
	Current	Nonaccrual	30 - 89 days	Current	Nonaccrual	30 - 89 days
	status	status	past due	status	status	past due
Commercial	$42,534	$19	$414	$46,774	$11	$112
Real estate construction	-	4	-	-	4	-
Real estate mortgage	238,733	15	453	254,107	13	1,480
Commercial real estate	77,367	155	86	81,601	1	283
Installment and other consumer	11,733	1	163	13,146	-	56
Total	$370,367	$194	$1,116	$395,628	$29	$1,931

       The following tables present summary account activity relating to the allowance for credit losses by loan category:

(Dollars in thousands)	Three months ended September 30, 2012
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Beginning balance June 30, 2012	$6,701	$2,466	$8,642	$11,275	$931	$3,885	$33,900
Provision for credit losses	(378)	8	106	(311)	68	(86)	(593)
Losses charged to the allowance	(203)	(150)	(584)	(149)	(230)	-	(1,316)
Recoveries credited to the allowance	101	6	110	23	57	-	297
Ending balance September 30, 2012	$6,221	$2,330	$8,274	$10,838	$826	$3,799	$32,288

	Nine months ended September 30, 2012
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Beginning balance December 31, 2011	$7,746	$2,490	$8,461	$11,833	$1,067	$4,386	$35,983
Provision for credit losses	(1,204)	(44)	1,790	(1,407)	456	(587)	(996)
Losses charged to the allowance	(1,217)	(152)	(2,298)	(761)	(902)	-	(5,330)
Recoveries credited to the allowance	896	36	321	1,173	205	-	2,631
Ending balance September 30, 2012	$6,221	$2,330	$8,274	$10,838	$826	$3,799	$32,288

Loans valued for impairment:
Individually	$7,108	$5,296	$13,827	$21,933	$83	$-	$48,247
Collectively	279,026	42,110	287,404	821,903	12,077	-	1,442,520
Total	$286,134	$47,406	$301,231	$843,836	$12,160	$-	$1,490,767

5. LOANS AND ALLOWANCE FOR CREDIT LOSSES

(Dollars in thousands)	Three months ended September 30, 2011
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Beginning balance June 30, 2011	$7,858	$2,395	$8,740	$13,834	$984	$5,420	$39,231
Provision for credit losses	974	93	667	(242)	372	(732)	1,132
Losses charged to the allowance	(1,462)	(567)	(804)	(800)	(311)	-	(3,944)
Recoveries credited to the allowance	281	182	42	21	71	-	597
Ending balance September 30, 2011	$7,651	$2,103	$8,645	$12,813	$1,116	$4,688	$37,016

(Dollars in thousands)	Nine months ended September 30, 2011
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Beginning balance December 31, 2010	$8,541	$4,474	$8,156	$12,462	$1,273	$6,161	$41,067
Provision for credit losses	875	(749)	5,137	2,017	827	(1,473)	6,634
Losses charged to the allowance	(2,683)	(1,810)	(4,821)	(1,693)	(1,211)	-	(12,218)
Recoveries credited to the allowance	918	188	173	27	227	-	1,533
Ending balance September 30, 2011	$7,651	$2,103	$8,645	$12,813	$1,116	$4,688	$37,016

Loans valued for impairment:
Individually	$10,144	$7,238	$21,616	$27,290	$143	$-	$66,431
Collectively	286,191	18,788	309,174	809,462	13,578	-	1,437,193
Total	$296,335	$26,026	$330,790	$836,752	$13,721	$-	$1,503,624

       The decline in the provision for credit losses and the allowance for credit losses reflected the improving trend in the overall risk profile of the loan portfolio. The allowance for credit losses at September 30, 2012 declined from December 31, 2011, also due to lower overall loan balances as well as adjustments being made to loan category risk rating reserve percentages.

       The following table shows the components of the allowance for credit losses:

(Dollars in thousands)	September 30, 2012	September 30, 2011
Allowance for loan losses	$31,457	$36,314
Reserve for unfunded commitments	831	702
Total allowance for credit losses	$32,288	$37,016

6. OTHER REAL ESTATE OWNED, NET

     The following tables summarize Other Real Estate Owned (“OREO”) for the periods shown:

(Dollars in thousands)	Three months ended
	September 30, 2012	September 30, 2011
Balance, beginning of period	$25,726	$35,374
Additions to OREO	487	1,672
Disposition of OREO	(3,788)	(6,116)
Valuation adjustments in the period	(486)	(696)
Total OREO	$21,939	$30,234

(Dollars in thousands)	Nine months ended
	September 30, 2012	September 30, 2011
Balance, beginning of period	$30,823	$39,459
Additions to OREO	4,601	12,421
Disposition of OREO	(11,265)	(18,738)
Valuation adjustments in the period	(2,220)	(2,908)
Total OREO	$21,939	$30,234

The following tables summarize the OREO valuation allowance for the periods shown:

(Dollars in thousands)	Three months ended
	September 30, 2012	September 30, 2011
Balance, beginning of period	$8,822	$7,555
Valuation adjustments in the period	486	696
Deductions from the valuation allowance due to disposition	(1,181)	(944)
Total OREO valuation allowance	$8,127	$7,307

(Dollars in thousands)	Nine months ended
	September 30, 2012	September 30, 2011
Balance, beginning of period	$8,151	$7,584
Valuation adjustments in the period	2,220	2,908
Deductions from the valuation allowance due to disposition	(2,244)	(3,185)
Total OREO valuation allowance	$8,127	$7,307

7. EARNINGS PER SHARE

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

     Diluted earnings per share is computed in a similar manner to basic earnings per share except that the denominator of weighted average common shares is increased to include the number of additional common shares that would have been outstanding if shares issuable upon exercise of options and warrants were included in earnings per share. In addition, under the two-class method, net income, the numerator, is adjusted to reflect the allocation of net income to participating securities such as preferred stock and non-vested restricted stock. For the diluted earnings per share computation, the treasury stock method is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate diluted earnings per share. The two-class method was utilized to calculate diluted earnings per share for the three and nine months ended September 30, 2012.

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations for the periods ended September 30, 2012, and 2011:

(Dollars and shares in thousands, except per share amounts)	Three months ended
	September 30, 2012	September 30, 2011
Net income	$5,944	$6,276
Less: Net income allocated to participating securities-basic:
Preferred stock	351	371
Non-vested restricted stock	53	87
Net income available to common stock holders-basic	5,540	5,818
Add: Net income allocated per two-class method-diluted:
Stock options and Class C warrants	19	18
Net income available to common stockholders-diluted	$5,559	$5,836

Weighted average common shares outstanding -basic	19,110	19,029
Common stock equivalents from:
Stock options	26	18
Class C warrants	1,208	833
Weighted average common shares outstanding -diluted	20,344	19,880

Basic earnings per share	$0.29	$0.31
Diluted earnings per share	$0.27	$0.29

Common stock equivalent shares excluded due to anti-dilutive effect	144	233

(Dollars and shares in thousands, except per share amounts)	Nine months ended
	September 30, 2012	September 30, 2011
Net income	$17,767	$16,015
Less: Net income allocated to participating securities-basic:
Preferred stock	1,051	947
Non-vested restricted stock	186	232
Net income available to common stock holders-basic	16,530	14,836
Add: Net income allocated per two-class method-diluted:
Stock options and Class C warrants	62	52
Net income available to common stockholders-diluted	$16,592	$14,888

Weighted average common shares outstanding -basic	19,077	18,999
Common stock equivalents from:
Stock options	24	21
Class C warrants	1,124	931
Weighted average common shares outstanding -diluted	20,225	19,951

Basic earnings per share	$0.87	$0.78
Diluted earnings per share	$0.82	$0.75

Common stock equivalent shares excluded due to anti-dilutive effect	165	203

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

     The following table summarizes the Bank’s off balance sheet unfunded commitments as of the dates shown:

	Contract or	Contract or
	Notional Amount	Notional Amount
(Dollars in thousands)	September 30, 2012	December 31, 2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$253,955	$251,105
Real estate construction	36,178	23,932
Real estate mortgage
Mortgage	3,400	3,419
Home equity loans and lines of credit	138,980	150,196
Total real estate mortgage loans	142,380	153,615
Commercial real estate	9,829	10,993
Installment and consumer	9,569	9,907
Other	23,952	12,803
Standby letters of credit and financial guarantees	8,278	8,349
Account overdraft protection instruments	77,214	103,642

Total	$561,355	$574,346

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

     Bancorp is periodically party to litigation arising in the ordinary course of business. Based on information currently known to management, although there are uncertainties inherent in litigation, Bancorp does not believe there is any legal action to which Bancorp or any of its subsidiaries is a party that, individually or in the aggregate, will have a materially adverse effect on Bancorp’s financial condition and results of operations, cash flows, or liquidity.

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

(Dollars in thousands)	Three months ended September 30, 2012
	Banking	Other	Intersegment	Consolidated
Interest income	$22,718	$8	$-	$22,726
Interest expense	736	303	-	1,039
Net interest income (expense)	21,982	(295)	-	21,687
Provision for credit losses	(593)	-	-	(593)
Noninterest income	7,697	742	(267)	8,172
Noninterest expense	20,657	917	(267)	21,307
Income (loss) before income taxes	9,615	(470)	-	9,145
Provision (benefit) for income taxes	3,384	(183)	-	3,201
Net income (loss)	$6,231	$(287)	$-	$5,944

Depreciation and amortization	$2,182	$7	$-	$2,189
Assets	$2,470,331	$15,001	$(9,352)	$2,475,980
Loans, net	$1,459,310	$-	$-	$1,459,310
Deposits	$1,938,644	$-	$(9,352)	$1,929,292
Equity	$374,769	$(38,773)	$-	$335,996

(Dollars in thousands)	Three months ended September 30, 2011
	Banking	Other	Intersegment	Consolidated
Interest income	$24,711	$10	$-	$24,721
Interest expense	5,104	276	-	5,380
Net interest income (expense)	19,607	(266)	-	19,341
Provision for credit losses	1,132	-	-	1,132
Noninterest income	7,931	754	(271)	8,414
Noninterest expense	21,982	909	(271)	22,620
Income (loss) before income taxes	4,424	(421)	-	4,003
Provision (benefit) for income taxes	(2,109)	(164)	-	(2,273)
Net income (loss)	$6,533	$(257)	$-	$6,276

Depreciation and amortization	$2,349	$8	$-	$2,357
Assets	$2,516,335	$15,227	$(10,315)	$2,521,247
Loans, net	$1,467,310	$-	$-	$1,467,310
Deposits	$2,000,518	$-	$(9,740)	$1,990,778
Equity	$334,746	$(37,879)	$-	$296,867

9. SEGMENT AND RELATED INFORMATION

(Dollars in thousands)	Nine months ended September 30, 2012
	Banking	Other	Intersegment	Consolidated
Interest income	$68,875	$25	$-	$68,900
Interest expense	2,393	914	-	3,307
Net interest income (expense)	66,482	(889)	-	65,593
Provision for credit losses	(996)	-	-	(996)
Noninterest income	23,068	2,287	(802)	24,553
Noninterest expense	61,840	2,770	(802)	63,808
Income (loss) before income taxes	28,706	(1,372)	-	27,334
Provision (benefit) for income taxes	10,102	(535)	-	9,567
Net income (loss)	$18,604	$(837)	$-	$17,767

Depreciation and amortization	$6,397	$21	$-	$6,418
Assets	$2,470,331	$15,001	$(9,352)	$2,475,980
Loans, net	$1,459,310	$-	$-	$1,459,310
Deposits	$1,938,644	$-	$(9,352)	$1,929,292
Equity	$374,769	$(38,773)	$-	$335,996

(Dollars in thousands)	Nine months ended September 30, 2011
	Banking	Other	Intersegment	Consolidated
Interest income	$74,710	$33	$-	$74,743
Interest expense	11,044	885	-	11,929
Net interest income (expense)	63,666	(852)	-	62,814
Provision for credit losses	6,634	-	-	6,634
Noninterest income	23,843	2,369	(812)	25,400
Noninterest expense	66,162	2,781	(812)	68,131
Income (loss) before income taxes	14,713	(1,264)	-	13,449
Provision (benefit) for income taxes	(2,073)	(493)	-	(2,566)
Net income (loss)	$16,786	$(771)	$-	$16,015

Depreciation and amortization	$6,367	$22	$-	$6,389
Assets	$2,516,335	$15,227	$(10,315)	$2,521,247
Loans, net	$1,467,310	$-	$-	$1,467,310
Deposits	$2,000,518	$-	$(9,740)	$1,990,778
Equity	$334,746	$(37,879)	$-	$296,867

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

     The estimated fair values of financial instruments and respective level classifications at September 30, 2012, are as follows:

			Fair value measurements using
			Quoted prices in		Significant
			active markets for	Other observable	unobservable
(Dollars in thousands)			identical assets	inputs	inputs
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$101,335	$101,335	$101,335	$-	$-
Trading securities	853	853	853	-	-
Investment securities	792,657	792,657	1,990	781,648	9,019
Federal Home Loan Bank stock	12,040	12,040	-	12,040	-
Loans held for sale	-	-	-	-	-
Net loans (net of allowance for loan losses)	1,459,310	1,391,543	-	-	1,391,543
Bank owned life insurance	26,895	26,895	-	26,895	-

FINANCIAL LIABILITIES:
Deposits	$1,929,292	$1,929,366	$-	$1,929,366	$-
Short-term borrowings	35,000	35,000	-	35,000	-
Long-term borrowings	92,900	93,517	-	93,517	-

Junior subordinated debentures-variable	51,000	27,390	-	27,390	-

10. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     The estimated fair values of financial instruments at December 31, 2011, are as follows:

(Dollars in thousands)	Carrying Value	Fair Value
FINANCIAL ASSETS:
Cash and cash equivalents	$92,227	$92,227
Trading securities	747	747
Investment securities available for sale	729,844	729,844
Federal Home Loan Bank stock	12,148	12,148
Net loans (net of allowance for loan losses
and including loans held for sale)	1,469,370	1,394,586
Bank owned life insurance	26,228	26,228

FINANCIAL LIABILITIES:
Deposits	$1,915,569	$1,916,030
Long-term borrowings	120,000	120,032

Junior subordinated debentures-variable	51,000	27,350

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

     Trading securities - Trading securities held at September 30, 2012, are recorded at fair value on a recurring basis and related solely to bonds, equity securities and mutual funds held in a Rabbi Trust for benefit of the Company’s deferred compensation plans. Fair values for trading securities are based on quoted market prices.

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

10. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     Loans held for sale - Loans held for sale includes mortgage loans that are carried at the lower of cost or market value. The fair value of loans held for sale is based on prices from current offerings in secondary markets. Fair value generally approximates cost because of the short duration of these assets on the Company’s balance sheet.

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

     Other real estate owned - Management obtains third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Management reviews OREO at least annually and obtains periodic appraisals to determine whether the property continues to be carried at the lower of its recorded book value or fair value less estimated selling costs.

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

     Certain assets, such as loans held for sale, loans measured for impairment, and OREO, are measured at fair value on a nonrecurring basis after initial recognition. As of September 30, 2012, loans amounting to $48.2 million in Bancorp’s loan portfolio were deemed impaired. In addition, during the third quarter, certain OREO properties were written down by a total of $.5 million to reflect additional decreases in estimated fair market value subsequent to the time such properties were placed into OREO.

		Fair value measurements at September 30, 2012, using
		Quoted prices in active
		markets for identical	Other observable	Significant
(Dollars in thousands)	Fair Value	assets	inputs	unobservable inputs	Impairment
	September 30, 2012	(Level 1)	(Level 2)	(Level 3)	recognized
Recurring fair value measurements:
Trading securities	$853	$853	$-	$-
Available for sale securities:
U.S. Treasury securities	200	-	200	-
U.S. Government agency securities	230,360	-	230,360	-
Corporate securities	9,019	-	-	9,019
Mortgage-backed securities	461,077	-	461,077	-
Obligations of state and political subdivisions	80,116	-	80,116	-
Equity investments and other securities	11,885	1,990	9,895	-
Total recurring assets measured at fair value	$793,510	$2,843	$781,648	$9,019

Nonrecurring fair value measurements
for the three months ending:
Loans measured for impairment [1]	$3,972	$-	$-	$3,972	$1,316
OREO [1]	4,231	-	-	4,231	486
Total nonrecurring fair value measurements	$8,203	$-	$-	$8,203	$1,802

Nonrecurring fair value measurements
for the nine months ending:
Loans measured for impairment [1]	$15,901	$-	$-	$15,901	$5,330
OREO [1]	31,345	-	-	31,345	2,220
Total nonrecurring fair value measurements	$47,246	$-	$-	$47,246	$7,550

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

10. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

		Fair value measurements at December 31, 2011, using
		Quoted prices in active
		markets for identical	Other observable	Significant
(Dollars in thousands)	Fair Value	assets	inputs	unobservable inputs	Impairment
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)	recognized
Recurring fair value measurements:
Trading securities	$747	$747	$-	$-
Available for sale securities:
U.S. Treasury securities	203	-	203	-
U.S. Government agency securities	219,631	-	219,631	-
Corporate securities	8,507	-	-	8,507
Mortgage-backed securities	428,725	-	428,725	-
Obligations of state and political subdivisions	60,732	-	60,732	-
Equity investments and other securities	12,046	1,980	10,066	-
Total recurring assets measured at fair value	$730,591	$2,727	$719,357	$8,507

Nonrecurring fair value measurements:
Loans measured for impairment [1]	$68,466	$-	$-	$68,466	$15,410
OREO [1]	60,491	-	-	60,491	4,832
Total nonrecurring fair value measurements	$128,957	$-	$-	$128,957	$20,242

1 Fair value amounts exclude the estimated selling costs of impaired loan collateral and OREO properties.

10. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     The Company made no transfers between hierarchy levels in the third quarter of 2012. It is the Company’s policy to recognize hierarchy level changes as of the end of the reporting period. During second quarter 2011, the Company transferred $2.0 million in equity investments and other securities from a Level 2 instrument to a Level 1 instrument. In addition, the Company had no material changes in valuation techniques for recurring and nonrecurring assets measured at fair value in the quarter ended September 30, 2012.

     The following table represents a reconciliation of Level 3 instruments for assets that are measured at fair value on a recurring basis for the three and nine months ended September 30, 2012, and 2011:

	Three months ended September 30, 2012
			Reclassification of
		Gains (losses)	losses from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	June 30, 2012	income	securities	Settlements	September 30, 2012
Corporate securities	$8,378	$641	$-	$-	$9,019
Fair value	$8,378	$641	$-	$-	$9,019

	Nine months ended September 30, 2012
			Reclassification of
		Gains (losses)	losses from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	January 1, 2012	income	securities	Settlements	September 30, 2012
Corporate securities	$8,507	$463	$49	$-	$9,019
Fair value	$8,507	$463	$49	$-	$9,019

	Three months ended September 30, 2011
			Reclassification of
		Gains (losses)	losses from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	June 30, 2011	income	securities	Settlements	September 30, 2011
Corporate securities	$9,506	$(648)	$-	$-	$8,858
Obligations of state and political subdivisions	804	(309)	-	-	495
Fair value	$10,310	$(957)	$-	$-	$9,353

	Nine months ended September 30, 2011
			Reclassification of
		Gains (losses)	losses from
		included in other	adjustment for	Purchases,
	Balance	comprehensive	impairment of	Issuances, and	Balance
(Dollars in thousands)	January 1, 2011	income	securities	Settlements	September 30, 2011
Corporate securities	$9,392	$(713)	$179	$-	$8,858
Obligations of state and political subdivisions	957	(462)	-	-	495
Fair value	$10,349	$(1,175)	$179	$-	$9,353

10. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     The following table presents quantitative information about Level 3 fair value measurements for the three months ended September 30, 2012:

(Dollars in thousands)

	September 30, 2012	Valuation	Unobservable		Weighted
	Fair Value	technique	inputs	Range	average
Corporate securities	$9,019	Discounted cash flow	Prepayment rate	0 - 1%	0.50%
			Deferral/default rate	.25 - 1.50%	0.88%
			Recovery rate	0 - 50%	25%
			Recovery lag	0 - 5 years	2.5 years
			Discount rate	6.90 - 8.10%	7.40%
Loans measured for impairment	3,972	Market comparable	Adjustment to appraisal value	.84 - 72.02%	9.88%
OREO	4,231	Market comparable	Adjustment to appraisal value	0 - 78.37%	11.18%

     The following table presents quantitative information about Level 3 fair value measurements for the nine months ended September 30, 2012:

(Dollars in thousands)

	September 30, 2012	Valuation	Unobservable		Weighted
	Fair Value	technique	inputs	Range	average
Corporate securities	$9,019	Discounted cash flow	Prepayment rate	0 - 1%	0.50%
			Deferral/default rate	.25 - 1.5%	0.88%
			Recovery rate	0 - 50%	25%
			Recovery lag	0 - 5 years	2.5 years
			Discount rate	7.10 - 8.40%	7.90%
Loans measured for impairment	3,507	Income approach	Capitalization rate	6.75 - 8.00%	7.27%
	12,394	Market comparable	Adjustment to appraisal value	.25 - 72.02%	10.60%
OREO	6,248	Income approach	Capitalization rate	6.75 - 8.50%	7.69%
	25,097	Market comparable	Adjustment to appraisal value	0 - 78.37%	8.37%

     The Company estimates the fair value of its Level 3 securities quarterly based on both observable and unobservable inputs. Observable inputs include discount rates derived from current rates on traded corporate bonds. Unobservable inputs are primarily estimates of future cash flows from the Level 3 securities. The Level 3 fair value measurements of the Company’s corporate securities are highly sensitive to its estimate of the cash flow from these securities. Higher default or deferral rates and lower recovery rates reduce the overall estimated cash flows and would reduce the estimated fair value of these securities. Prepayment assumptions, recovery lag assumptions and discount rates have a reduced relative effect on the fair value estimates.

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

Forward Looking Statement Disclosure

     Statements in this Quarterly Report of Bancorp, including information included or incorporated by reference herein, regarding future events or performance are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995 (the “PSLRA”) and are made pursuant to the safe harbors of the PSLRA. These forward-looking statements include, but are not limited to, (i) statements about the benefits of the Merger (as defined below), including future financial and operating results, cost savings, enhancements to revenue and accretion to reported earnings that may be realized from the Merger; and (ii) statements about Columbia Banking System, Inc.’s (“Columbia”) and Bancorp’s respective plans, objectives, expectations and intentions and other statements that are not historical facts. The Company’s actual results could be quite different from those expressed or implied by the forward-looking statements. Words such as “could,” “intends,” “may,” “should,” “plans,” “believes,” “anticipates,” “estimates,” “predicts,” “expects,” “projects,” “potential,” or “continue,” or words of similar meaning, often help identify “forward-looking statements,” which include any statements that expressly or implicitly predict future events, results, or performance. These forward-looking statements are based on current beliefs and expectations of Columbia’s and Bancorp’s managements, and are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond Columbia’s and Bancorp’s control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Factors that could cause events, results or performance to differ from those expressed or implied by the forward-looking statements include, among others, risks discussed in Item 1A, “Risk Factors” of the 2011 10-K, risks discussed elsewhere in the text of this report, as well as the following specific factors:

  General economic conditions, whether national or regional, and conditions in real estate markets, that may hinder the Company’s ability to increase lending activities or have an adverse effect on the demand for its loans and other products, its credit quality and related levels of nonperforming assets and loan losses, and the value and salability of the real estate that it owns or that is the collateral for many of its loans;

  Changing bank regulatory conditions, policies, or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks generally or the Bank in particular, increased costs, including deposit insurance premiums, price controls on debit card interchange, regulation or prohibition of certain income producing activities, or changes in the secondary market for bank loan and other products;

  Competitive factors, including competition with community, regional and national financial institutions, that may lead to pricing pressures that reduce yields the Bank earns on loans and increase rates the Bank pays on deposits, the loss of its most valued customers, defection of key employees or groups of employees, or other losses;

  Increasing or decreasing interest rate environments, including changes in the slope and level of the yield curve, which may be caused by the Federal Reserve Bank’s public comments about future direction and level of interest rates, that could lead to decreases in net interest margin, lower net interest and fee income, including lower gains on sales of loans, higher cost of funding, and changes in the value of the Company’s investment securities;

  Failure to develop, implement, and distribute competitive and client value added products, which may adversely affect the Company’s ability to generate additional revenues;

  Any failure to successfully implement expense reduction initiatives and realize expected efficiencies, while retaining revenues, that may result in lower benefits from cost reduction initiatives than expected; and

  Changes or failures in technology or third party vendor relationships in important revenue production or service areas or increases in required investments in technology that could reduce revenues, increase costs, or lead to disruptions in the Company’s business.

  The Merger with Columbia may not close when expected or at all because required regulatory, shareholder or other approvals and other conditions to closing are not received on a timely basis or at all;

  Columbia’s stock price could change, before closing of the Merger, including as a result of the financial performance of Columbia and/or Bancorp prior to closing, or more generally due to broader stock market movements, and the performance of financial companies and peer group companies;

  Benefits from the Merger may not be fully realized or may take longer to realize than expected, including as a result of changes in general economic and market conditions, interest rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which Bancorp operates;

  Bancorp’s business may not be integrated into Columbia’s successfully, or such integration may take longer to accomplish than expected;

  The anticipated growth opportunities and cost savings from the Merger may not be fully realized or may take longer to realize than expected;

  Operating costs, customer losses and business disruption following the Merger, including adverse developments in relationships with employees, may be greater than expected; and

  Management time and effort may be diverted to the resolution of merger-related issues.

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

     Readers are cautioned not to place undue reliance on the Company’s forward-looking statements, which reflect management’s analysis only as of the date of the statements. The Company does not intend to publicly revise or update forward-looking statements to reflect events or circumstances that arise after the date of this report.

Community Reinvestment Act (“CRA”)

     The Bank received a CRA rating of satisfactory during its most recent CRA examination in September 2010.

Agreement and Plan of Merger

     On September 25, 2012, Bancorp entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Columbia, pursuant to which a newly formed subsidiary of Columbia will merge with and into Bancorp (the “Merger”), with Bancorp continuing as the surviving corporation (the “Surviving Corporation”). As soon as reasonably practicable following the Merger, and as part of a single integrated transaction, the Surviving Corporation will be merged with and into Columbia (the “Second Step Merger” and together with the Merger, the “Mergers”).

     Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, Bancorp shareholders will have the right, with respect to each of their shares of Bancorp common stock, to elect to receive, subject to proration and adjustment, either cash, stock, or a unit consisting of a mix of cash and stock in an amount equal to their pro rata share (taking into account Class C Warrants and in-the-money stock options on an as-exercised basis and shares of common stock issuable upon conversion of Series B Preferred Stock (including shares of Series B Preferred Stock issuable upon exercise of Class C Warrants)) of the total consideration, which consists of $264,468,650 in cash (subject to adjustment in certain circumstances), plus the product of 12,809,525 shares of Columbia common stock multiplied by the volume weighted average price of Columbia common stock for the twenty trading day period beginning on the twenty fifth day before the effective time of the Merger.

     The Merger Agreement contains customary representations and warranties from both Bancorp and Columbia. Bancorp has also agreed to various customary covenants and agreements, including, among others, (1) to conduct its business in the ordinary course consistent with past practice in all material respects during the interim period between the execution of the Merger Agreement and the consummation of the Merger, (2) not to engage in certain kinds of transactions or take certain actions during this period without the prior written consent of Columbia (which may not be unreasonably withheld), (3) subject to certain exceptions, to convene and hold a meeting of its shareholders to consider and vote upon the Merger Agreement, (4) to recommend approval of the Merger Agreement to its shareholders and, subject to certain exceptions, not to withdraw or materially and adversely modify such recommendation, (5) not to initiate, solicit, encourage or knowingly facilitate any alternative proposal to acquire Bancorp, and (6) subject to certain exceptions, not to provide any non-public information in connection with any such alternative proposal, or engage in any discussions relating to any such proposal. Columbia has also agreed to various customary covenants and agreements.

     The consummation of the Merger is subject to customary conditions, including, among others, (1) approval by Bancorp shareholders of the Merger Agreement, (2) approval by Columbia shareholders of the issuance of Columbia common stock in connection with the Merger, (3) effectiveness of the registration statement on Form S-4 for the Columbia common stock to be issued in the Merger, (4) authorization for listing on the Nasdaq Stock Exchange of the shares of Columbia common stock to be issued in the Merger, (5) the absence of any law, order, injunction or decree prohibiting or making illegal the closing of the Merger or the other transactions contemplated by the Merger Agreement and (6) receipt of required regulatory approvals. Each party’s obligation to consummate the Merger is also subject to certain additional customary conditions, including (i) subject to certain exceptions, the accuracy of the representations and warranties of the other party, (ii) performance in all material respects by the other party of its obligations and (iii) the receipt by such party of an opinion from its counsel to the effect that the Mergers, taken together, will qualify as a reorganization within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended.

     The Merger Agreement contains certain termination rights in favor of each of Columbia and Bancorp. Upon termination of the Merger Agreement under certain circumstances, Bancorp will be obligated to pay Columbia a termination fee of $20 million. Upon termination of the Merger Agreement in certain other limited circumstances, Columbia will be obligated to pay Bancorp a termination fee of $5 million.

     Certain terms of the Merger Agreement and other related agreements are summarized in, and the Merger Agreement has been filed as an exhibit to, the Current Report on Form 8-K filed by Bancorp with the Securities and Exchange Commission on October 1, 2012.

Current Regulatory Matters

     As of June 27, 2012, the Written Agreement between the Holding Company and the Federal Reserve Bank of San Francisco (“Reserve Bank”) and the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities (“DFCS”) was terminated. The termination of this agreement ends certain restrictions on the Holding Company, including paying interest on its $51 million in trust preferred securities outstanding. At this time, the Reserve Bank requires that we continue to “inform and consult” with them and seek a non-objection notice ahead of declaring and paying cash dividends to shareholders. Bancorp received such non-objection notice in conjunction with the $.05 per share shareholder cash dividend declared by its Board of Directors on September 25, 2012, which is payable on October 31, 2012.

     West Coast Bank continues to be subject to a Memorandum of Understanding (“MOU”) with the Federal Deposit Insurance Corporation (“FDIC”) and DFCS, which requires that during the life of the MOU the Bank may not pay dividends without the written consent of the FDIC and DFCS and that the Bank maintain higher levels of capital than required by published capital adequacy requirements. For additional discussion of the MOU, see Item 1, “Business – Current Regulatory Actions” in the Company’s 2011 10-K.

Third Quarter 2012 Financial Overview

     On September 25, 2012, the Company’s Board of Directors declared a cash dividend of $.05 per share common share and $.50 per share of Series B Preferred Stock payable on October 31, 2012, to shareholders of record on October 10, 2012. Amounts payable to holders of Series B Preferred Stock are equal to amounts that would have been received if such Series B preferred stock had been converted to common stock prior to payment of the dividend. The declaration of the dividend reflected the Company’s strong capital position and continued profitability. Key financial measures included:

  Net income of $5.9 million, or $6.3 million after excluding after-tax merger-related expenses, compared to $6.3 million in third quarter 2011. See the table below for a reconciliation of net income to net income excluding after-tax merger-related expenses;

  Return on average assets of .97% for the quarter, or 1.03% excluding after-tax merger-related charges, and .99% year to date September 30, 2012;

  A net interest margin of 3.80%, an increase of 49 basis points from 3.31% in third quarter 2011;

  An average rate paid on total deposits of .08%, a 12 basis points decline from .20% in third quarter 2011;

  A benefit for credit losses of $.6 million, representing a reduction of $1.7 million from a $1.1 million provision for credit losses in the same quarter in 2011;

  Net loan charge-offs of $1.0 million, a decrease from $3.3 million in third quarter 2011; and

  Total noninterest expense of $21.3 million in third quarter 2012, or $20.7 million after excluding merger-related expenses, as compared to noninterest expense of $22.6 million in third quarter 2011. See the table below for a reconciliation of noninterest expense to noninterest expense excluding merger related expenses.

     Management continued to proactively implement and execute certain strategies that have resulted in strengthening of the Company’s balance sheet, including:

  Increasing the Bank’s total and tier 1 risk-based capital ratios to 21.06% and 19.80%, respectively, at September 30, 2012, up from 19.00% and 17.74%, respectively, at September 30, 2011;

  Improving the Bank’s leverage ratio to 15.00% at September 30, 2012, from 13.20% a year ago; and

  Reducing total nonperforming assets by 35% or $28.8 million over the past twelve months, to $54.3 million at third quarter end.

Results of Operations

Three and nine months ended September 30, 2012 and 2011

     Net Income. Net income for the three months ended September 30, 2012, was $5.9 million, as compared to net income of $6.3 for the three months ended September 30, 2011. Earnings per diluted share for the three months ended September 30, 2012, was $0.27, as compared to earnings per diluted share of $0.29 for the three months ended September 30, 2011.

     Net income for the first nine months of 2012 was $17.8 million or $.82 per diluted share compared to net income of $16.0 million or $.75 per diluted share in the same period of 2011.

     The table below shows the reconciliation of net income to the non-generally accepted accounting principles in the United States of America (“GAAP”) financial measures presented in this report including both net income excluding after-tax merger-related expenses and noninterest expense excluding merger-related expenses, to the corresponding figures, net income and noninterest expense, calculated in accordance with U.S. GAAP for the quarters ended September 30, 2012, and 2011, and the nine months ended as of September 30, 2012, and 2011. Management uses this non-GAAP information internally and has disclosed it to investors based on its belief that the information provides additional, valuable information relating to its operating performance as compared to prior periods.

     Certain ratios in this report, such as efficiency ratio and return on average assets excluding merger related expenses, are calculated using these non-GAAP measures.

	Three months ended			Nine months ended
(Dollars in thousands)	September 30,		Change	September 30,		Change
	2012	2011		$2012	2011	$
Net income	$5,944	$6,276	$(332)	$17,767	$16,015	$1,752

Merger-related expenses	578	-	578	578	-	578
Less: tax benefit from merger-related expenses (1)	202	-	202	202	-	202
After-tax merger-related expenses	376	-	376	376	-	376

Net income excluding after-tax merger-related expenses (2,3)	$6,320	$6,276	$44	$18,143	$16,015	$2,128

Noninterest expense	$21,307	$22,620	$(1,313)	$63,808	$68,131	$(4,323)

Merger-related expenses	578	-	578	578	-	578
Noninterest expense excluding merger-related expenses (3,4)	$20,729	$22,620	$(1,891)	$63,230	$68,131	$(4,901)

(1) Tax rate assumed to be 35%.
(2) Net income excluding merger-related expenses is GAAP net income adjusted for the after-tax impact of merger-related expenses.

(3) Management uses this non-GAAP information internally and has disclosed it to investors based on its belief that the information provides additional, valuable information relating to the Company's operating performance as compared to prior periods.

(4) Noninterest expense excluding merger-related expenses is used to calculate the efficiency ratio excluding merger-related expenses.

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

	Three months ended
(Dollars in thousands)	September 30, 2012			September 30, 2011			June 30, 2012
	Average			Average	Interest		Average
	Outstanding	Interest	Yield/	Outstanding	Earned/	Yield/	Outstanding	Interest	Yield/
	Balance	Earned/ Paid	Rate [1]	Balance	Paid	Rate [1]	Balance	Earned/ Paid	Rate [1]
ASSETS:
Interest earning balances
due from banks	$47,242	$35	0.29%	$49,918	$35	0.28%	$45,260	$32	0.28%
Federal funds sold	2,558	-	0.07%	3,275	-	0.00%	2,555	-	0.07%
Taxable securities	691,780	3,439	1.98%	723,203	4,092	2.24%	664,307	3,601	2.18%
Nontaxable securities [2]	69,226	841	4.83%	59,121	821	5.51%	62,546	782	5.03%
Loans, including fees [3]	1,493,454	18,706	4.98%	1,516,311	20,060	5.25%	1,479,524	18,699	5.08%
Total interest earning assets	2,304,261	23,021	4.02%	2,351,828	25,008	4.22%	2,254,192	23,114	4.12%

Allowance for loan losses	(32,794)			(38,529)			(33,699)
Premises and equipment	22,902			25,747			23,568
Other assets	147,673			148,161			151,216
Total assets	$2,442,042			$2,487,207			$2,395,277

LIABILITIES AND
STOCKHOLDERS' EQUITY:
Interest bearing demand	$365,560	$37	0.04%	$363,554	$45	0.05%	$374,579	$33	0.04%
Savings	132,839	17	0.05%	114,779	25	0.09%	127,930	16	0.05%
Money market	592,363	129	0.09%	661,871	322	0.19%	596,949	135	0.09%
Time deposits	140,151	202	0.57%	196,807	594	1.20%	151,085	247	0.66%
Total interest bearing deposits	1,230,913	385	0.13%	1,337,011	986	0.29%	1,250,543	431	0.14%

Short-term borrowings [4]	17,989	37	0.81%	39,926	939	9.33%	3,143	4	0.51%
Long-term borrowings 4 5	161,074	617	1.45%	180,428	3,455	7.60%	175,098	633	1.44%
Total borrowings	179,063	654	1.47%	220,354	4,394	7.91%	178,241	637	1.44%
Total interest bearing
liabilities	1,409,976	1,039	0.29%	1,557,365	5,380	1.37%	1,428,784	1,068	0.30%
Demand deposits	677,646			615,956			621,547
Other liabilities	23,063			22,779			21,550
Total liabilities	2,110,685			2,196,100			2,071,881
Stockholders' equity	331,357			291,107			323,396
Total liabilities and
stockholders' equity	$2,442,042			$2,487,207			$2,395,277
Net interest income		$21,982			$19,628			$22,046

Net interest spread			3.68%			2.85%			3.82%

Net interest margin			3.80%			3.31%			3.93%

[1]	Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.
[2]	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.
[3]	Includes balances of loans held for sale and nonaccrual loans.
[4]	Includes portion of $2.8 million prepayment fee in connection with the $88.3 million prepayment in FHLB borrowings in the third quarter of 2011.
[5]	Includes junior subordinated debentures with average balance of $51.0 million for the three months ended September 30, 2012, and 2011, and June 30, 2012.

     Third quarter 2012 net interest income of $21.7 million increased $2.3 million from the same quarter in 2011 due to a prepayment charge of $2.8 million in the third quarter of 2011 associated with the prepayment of $88.3 million in term Federal Home Loan Bank of Seattle (“FHLB”) borrowings. The current quarter also reflects the benefit from the prepayment in the second half of 2011 of a total of $168.6 million term FHLB borrowings, with an average interest rate of 3.17%, which were partially replaced by $120.0 million in new FHLB borrowings at an average interest rate of 1.05%. Net interest income on a tax equivalent basis was $22.0 million in the most recent quarter, up from $19.6 million in the third quarter of 2011. Third quarter 2012 average interest earning assets of $2.30 billion decreased $47.6 million, or 2.0%, from $2.35 billion in the same period in 2011. Average interest bearing liabilities of $1.41 billion declined $147.4 million or 9.5%, from $1.56 billion over the same period, while average noninterest bearing demand deposits increased $61.7 million or 10.0% over the same period.

     The third quarter 2012 net interest margin of 3.80% increased 49 basis points from third quarter 2011, principally due to the impact of the FHLB prepayment in the third quarter last year and lower volume and cost of interest-bearing liabilities more than offsetting the effect of a year-over-year decline in average loan balances and lower yields on loan and investment portfolios.

     Net interest income for the nine months ended September 30, 2012, was $65.6 million, an increase of $2.8 million compared to the same period in 2011. For the nine months ended September 30, 2012, net interest margin was 3.92%, an increase of 27 basis points from 3.65% for the nine months ended September 30, 2011. The increase in net interest income and margin for the nine month period was substantially due to the same factors as for the increase in year-over-year third quarter net interest income and margin.

     As of September 30, 2012, the Bank had $771.5 million in floating and adjustable rate loans with interest rate floors, with $605.6 million of these loans at their floor rate. At September 30, 2011, the Bank had $708.3 million in floating and adjustable rate loans with interest rate floors, with $520.3 million of these loans at their floor rate. The floors have benefited the Company’s loan yield and net interest income and margin over the past few years given the extremely low market interest rate environment. If interest rates rise, however, the Company anticipates yields on loans at floors will lag underlying changes in market interest rates, although the overall effect will depend on how quickly and dramatically market interest rates rise, as well as how the slope of the market yield curve changes.

     At September 30, 2012, management estimated that the Company’s current balance sheet remained slightly asset sensitive over a twelve month measurement period given instantaneous parallel rate shocks. Asset sensitive means that earning assets are expected to mature or reprice more quickly than interest bearing liabilities over this period under the parallel rate shocks. Management believes its estimates of the Company’s interest rate risk position are highly dependent upon a number of assumptions regarding the repricing behavior of various deposit, investment, and loan types in response to changes in both short-term and long-term interest rates, balance sheet composition, and other modeling assumptions, actions of competitors and customers in response to those changes. Whether interest rate parallel rate shocks or gradual interest rate changes are utilized in modeling, will also affect its estimates of its interest rate risk position. For more information see the discussion under the heading “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2011 10-K.

     Provision for Credit Losses. Bancorp recorded a benefit for credit losses for the third quarter of 2012 of $.6 million compared to a provision for credit losses of $1.1 million in the third quarter of 2011. The benefit for credit losses in third quarter 2012 reflects an overall improved risk profile of the loan portfolio evidenced by modest charge-off activity, low delinquency, and a positive risk rating migration. The benefit for credit losses was $1.0 million for the nine months ended September 30, 2012, compared to a provision for credit losses of $6.6 million in the same period of 2011. The reduction in 2012 year-to-date net charge-offs compared to the same period in 2011 was heavily influenced by a recovery of $1.1 million related to a commercial real estate loan in the second quarter of 2012.

     The provision for credit losses in future periods will depend primarily on economic conditions and the interest rate environment, as weakening economic conditions or an increase in interest rates could put pressure on the ability of the Bank’s borrowers to repay loans. For more information, see the discussion under the subheading “Allowance for Credit Losses and Net Loan Charge-offs” below.

     Noninterest Income. Total noninterest income of $8.2 million for the quarter ended September 30, 2012, decreased $.2 million from $8.4 million in the third quarter of 2011. The decline can be attributed to a $.7 million decrease in gains on sales of Other Real Estate Owned (“OREO”) and slightly lower service charges on deposit accounts and payment systems-related revenues. These declines were partly offset by a $.3 million increase in gains on sales of loans, an increase in trust and investment services revenues, and lower OREO valuation adjustments. Total net loss on OREO was $.5 million in the quarter ended September 30, 2012, as compared to virtually no net loss in the same quarter of 2011. Total noninterest income decreased 4% or $.3 million from the second quarter of 2012, as a lower total net loss on OREO did not offset declines in remaining noninterest income categories. The Company recognized $.4 million less in gains on sales of Small Business Administration loans in the third quarter of 2012 compared to the prior quarter and realized and no gains on sales of securities in the most recent quarter.

     Noninterest income for the nine months ended September 30, 2012, was $24.6 million, a decline of $.8 million from $25.4 million in the same period in 2011. The year-to-date decrease in noninterest income was primarily due to a $1.3 million decrease in service charges on deposit accounts and a $.7 million decrease in OREO gains on sale partly offset by an increase of $.9 million in gains on sales of loans.

     The following table illustrates the components of and changes in noninterest income for the periods shown:

	Three months ended				Three months ended
(Dollars in thousands)	September 30,		Change		June 30,	Change
	2012	2011	$	%	2012	$	%
Noninterest income
Service charges on deposit accounts	$3,017	$3,129	$(112)	-4%	$3,212	$(195)	-6%
Payment systems related revenue	3,073	3,201	(128)	-4%	3,084	(11)	-
Trust and investment services revenues	1,231	1,033	198	19%	1,457	(226)	-16%
Gains on sales of loans	492	222	270	122%	722	(230)	-32%
Gains (losses) on sales of securities	-	124	(124)	-100%	228	(228)	-100%
Other-than-temporary impairment losses	-	-	-	-	-	-	-
Other	816	716	100	14%	821	(5)	-1%
Total	8,629	8,425	204	2%	9,524	(895)	-9%

OREO gains (losses) on sale	29	685	(656)	-96%	183	(154)	84%
OREO valuation adjustments	(486)	(696)	210	30%	(1,213)	727	60%
Total	(457)	(11)	(446)	-4055%	(1,030)	573	56%

Total noninterest income	$8,172	$8,414	$(242)	-3%	$8,494	$(322)	-4%

     Noninterest Expense. Noninterest expense for the three months ended September 30, 2012, of $21.3 million, declined $1.3 million or 6% from $22.6 million in third quarter 2011. Excluding expenses associated with the previously announced plan of Merger with Columbia, total noninterest expense declined $1.9 million or 8% over the same period. Principally as a result of cost savings initiatives implemented over the past year, expenses declined in nearly all categories from the corresponding quarter in 2011. Noninterest expenses also declined across most categories on a linked quarter basis.

     Noninterest expense for the nine months ended September 30, 2012, was $63.8 million, a decrease of $4.3 million or 6.3% from $68.1 million for the nine months ended September 30, 2011. The Company’s efficiency ratio, defined as noninterest expense divided by the sum of net interest income on a tax equivalent basis and noninterest income excluding gains and losses on sales of securities, declined to 70.4% in the nine months ended September 30, 2012, from 77.0% for the same period in 2011.

     The following table illustrates the components of and changes in noninterest expense for the periods shown:

	Three months ended				Three months ended
(Dollars in thousands)	September 30,	September 30,	Change		June 30,	Change
	2012	2011	$	%	2012	$	%
Noninterest expense
Salaries and employee benefits	$11,499	$11,977	$(478)	-4%	$12,081	$(582)	-5%
Equipment	1,480	1,461	19	1%	1,584	(104)	-7%
Occupancy	1,901	2,115	(214)	-10%	2,119	(218)	-10%
Payment systems related expense	1,148	1,279	(131)	-10%	1,075	73	7%
Professional fees	777	1,038	(261)	-25%	1,060	(283)	-27%
Postage, printing and office supplies	735	772	(37)	-5%	729	6	1%
Marketing	520	862	(342)	-40%	255	265	104%
Communications	411	387	24	6%	419	(8)	-2%
Other noninterest expense	2,258	2,729	(471)	-17%	2,154	104	5%
Total noninterest expense excluding merger expenses	$20,729	$22,620	$(1,891)	-8%	$21,476	$(747)	-3%

Merger expense	578	-	578	0%	-	578	0%
Total noninterest expense	$21,307	$22,620	$(1,313)	-6%	$21,476	$(169)	-1%

     Changing business conditions, increased costs in connection with retention of, or a failure to retain, key employees, lower loan production volumes causing deferred loan origination costs to decline, compliance with regulatory guidance, or a failure to manage operating and control environments could adversely affect the Company’s ability to control its expenses in the future.

     Income Taxes. The Company recorded an income tax provision for the three months ended September 30, 2012, of $3.2 million compared to a $2.3 million benefit during the third quarter of 2011. For the nine months period ended September 30, 2012, the Company recorded an income tax provision of $9.6 million compared to an income tax benefit of $2.6 million in the first nine months of 2011. The three and nine month period ended September 30, 2012, provision for income taxes is the result of an effective tax rate of 35% on income before income taxes. The provision for income taxes in the three and nine month period ended September 30, 2011, reflected the impact of the Company’s deferred tax asset valuation allowance at that time, which was subsequently fully reversed in the fourth quarter of 2011.

Balance Sheet Overview

     Balance sheet highlights are as follows:

  Total assets were $2.5 billion as of September 30, 2012, substantially unchanged from December 31, 2011;

  Total loans of $1.5 billion as of September 30, 2012, remained relatively unchanged from year end 2012 and from June 30, 2012;

  The combined average total cash equivalents and investment securities was $811 million, or 35% of average earning assets, during the quarter ended September 30, 2012; and

  Total deposits of $1.9 billion at September 30, 2012, increased slightly from year end 2011.

     The Company’s balance sheet management efforts are focused on increasing loan balances with new loan production within established concentration parameters to targeted customer segments as opportunities arise, limiting loan concentrations within our loan portfolio, maintaining a strong capital position until the Company have more certainty regarding prospective economic conditions, and retaining sufficient liquidity. While new loan commitment production year-to-date has increased from the same period in 2011, loan growth remains challenging due to loan prepayments, modest draws on lines of credit, and a continued to decline in our sizeable home equity portfolio. The Company also expects to further reduce nonperforming assets by resolving nonaccrual loans and disposing of OREO properties.

Cash and Cash Equivalents

     Total cash and cash equivalents at September 30, 2012, of $101.3 million, increased from December 31, 2011 due to higher interest bearing deposits held in other banks, and decreased slightly from September 30, 2011.

(Dollars in thousands)	September 30,	% of	December 31,	% of	Change		September 30,	% of
	2012	total	2011	total	Amount	%	2011	total
Cash and cash equivalents:
Cash and due from banks	$53,026	52%	$59,955	65%	$(6,929)	-12%	$57,442	54%
Federal funds sold	3,426	4%	4,758	5%	(1,332)	-28%	2,102	2%
Interest-bearing deposits in other banks	44,883	44%	27,514	30%	17,369	63%	47,734	44%
Total cash and cash equivalents	$101,335	100%	$92,227	100%	$9,108	10%	107,278	100%

Investment Portfolio

     The compositions and carrying values of Bancorp’s investment securities portfolio were as follows:

	September 30, 2012			December 31, 2011			September 30, 2011
			Net			Net			Net
	Amortized		Unrealized	Amortized		Unrealized	Amortized		Unrealized
(Dollars in thousands)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)
U.S. Treasury securities	$200	$200	$-	$200	$203	$3	$200	$205	$5
U.S. Government agency securities	225,728	230,360	4,632	216,211	219,631	3,420	274,282	277,669	3,387
Corporate securities	14,303	9,019	(5,284)	14,351	8,507	(5,844)	14,352	8,858	(5,494)
Mortgage-backed securities	447,437	461,077	13,640	419,510	428,725	9,215	450,334	460,927	10,593
Obligations of state and political subdivisions	74,948	80,116	5,168	56,003	60,732	4,729	59,736	63,761	4,025
Equity and other securities	11,240	11,885	645	11,318	12,046	728	11,345	12,038	693
Total Investment Portfolio	$773,856	$792,657	$18,801	$717,593	$729,844	$12,251	$810,249	$823,458	$13,209

     At September 30, 2012, the estimated fair value of the investment portfolio was $792.7 million, compared to $729.8 million at year end 2011, an increase of 8.6% or $62.9 million. The net unrealized gain in the investment portfolio was $18.8 million at September 30, 2012, an increase from $12.3 million at December 31, 2011.

     The investment portfolio (amortized cost) increased $56.3 million since December 31, 2011. The Company has increased its investments in municipal securities and its U.S. government agency portfolio. During this time, purchases consisted principally of Oregon and Washington school district municipal securities with state guarantees and 10-year and 15-year fully amortizing U.S. government agency mortgage-backed securities. The expected duration of the investment portfolio was 2.7 years at September 30, 2012, compared to 2.3 years at September 30, 2011, and 2.5 years at December 31, 2011.

     The Company recorded a credit related other-than-temporary impairment (“OTTI”) charge of $.2 million pretax in the second quarter of 2011, related to a pooled trust preferred security in the Company’s investment portfolio. Based on its assessment, management determined that the impairment for this security was other-than-temporary in accordance with Generally Accepted Accounting Principles (“GAAP”) and that a charge was appropriate. Given regulatory guidelines on expectation of full payment of interest and principal as well as extended principal in kind payments, this pooled trust preferred security was placed on nonaccrual status. An additional credit related OTTI charge of $49,000 pretax relating to this same security was deemed necessary in the first quarter of 2012. Furthermore, in the fourth quarter 2011 the Company placed another pooled trust preferred security with principal in kind payments on nonaccrual status. While this security had an impairment loss of $1.5 million at September 30, 2012, the security had no credit related OTTI as of September 30, 2012.

     For additional detail regarding the Company’s investment securities portfolio, see Note 4 “Investment Securities” and Note 10 “Fair Value Measurement and Fair Values of Financial Instruments” of the interim financial statements included under Item 1 of this report.

Loan Portfolio

     The compositions of the Bank’s loan portfolio was as follows for the periods shown:

(Dollars in thousands)	September 30,	% of total	Dec. 31,	% of total	Change	September 30,	% of total	Change
	2012	loans	2011	loans	Amount	2011	loans	Amount
Commercial loans	$286,134	19.2%	$299,766	20.0%	$(13,632)	$296,335	19.7%	$(10,201)
Commercial real estate construction	39,100	2.6%	17,438	1.2%	21,662	12,859	0.9%	26,241
Residential real estate construction	8,306	0.6%	12,724	0.8%	(4,418)	13,167	0.9%	(4,861)
Total real estate construction loans	47,406	3.2%	30,162	2.0%	17,244	26,026	1.8%	21,380
Mortgage	56,548	3.8%	66,610	4.4%	(10,062)	69,333	4.6%	(12,785)
Home equity loans and lines of credit	244,683	16.4%	258,384	17.2%	(13,701)	261,457	17.4%	(16,774)
Total real estate mortgage loans	301,231	20.2%	324,994	21.6%	(23,763)	330,790	22.0%	(29,559)
Commercial real estate loans	843,836	56.6%	832,767	55.4%	11,069	836,752	55.6%	7,084
Installment and other consumer loans	12,160	0.8%	13,612	1.0%	(1,452)	13,721	0.9%	(1,561)
Total loans	$1,490,767	100.0%	$1,501,301	100.0%	$(10,534)	$1,503,624	100.0%	$(12,857)

     The Bank’s total loan portfolio was $1.5 billion at September 30, 2012, a decrease of $10.5 million or .7% from December 31, 2011. The decline was principally a result of lower commercial, mortgage, and home equity balances partially offset by higher commercial real estate construction and commercial real estate term loan balances. The Bank’s loan portfolio decreased $12.9 million from September 30, 2011. Third quarter 2012 new loan commitment production increased significantly from the same quarter of 2011.

     Interest and fees earned on the loan portfolio are the Bank’s primary source of revenue, and it will be very important to generate sufficient new loan commitment originations to increase loan balances in order to grow overall revenues. The Company’s ability to achieve loan growth at acceptable spreads will be dependent on many factors, including the effects of competition, economic conditions in our markets, health of the real estate market, retention of key personnel and valued customers, and the ability to close loans in the pipeline.

     At September 30, 2012, the Bank had outstanding loans of $.2 million to persons serving as directors, executive officers, principal stockholders and their related interests. These loans, when made, were in the ordinary course of business on substantially the same terms, including interest rates, maturities and collateral, as comparable loans made to customers not related to the Bank. At September 30, 2012, and December 31, 2011, Bancorp had no bankers’ acceptances.

     Below is a discussion of the Company’s loan portfolio by category.

     Commercial. At September 30, 2012, the outstanding balance of commercial loans and lines was $286.1 million or approximately 19% of the Company’s total loan portfolio. The total commercial lines and loans balance decreased by $13.7 million or 5% from $299.8 million at year end 2011.

     At September 30, 2012, commercial lines of credit accounted for $179.0 million or 63% of total outstanding commercial loans and lines, while commercial term loans accounted for $107.1 million, or 37% of the total.

     Real Estate Construction. At September 30, 2012, the balance of real estate construction loans was $47.4 million, an increase of $17.2 million or 57% from $30.2 million at December 31, 2011, with the increase centered in commercial real estate construction loans. Total real estate construction loans represented approximately 3% of the total loan portfolio at the end of the third quarter compared to 2% at December 31, 2011. Additionally, at the end of the third quarter 2012, the Bank’s real estate construction concentration at 12% relative to Tier 1 capital and allowance for credit losses was well within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines which set forth a 100% limit for such ratio.

     While the supply and market demand for homes is more in balance than in recent years, the volume of new homes being constructed remains well below the activity in years prior to the most recent recession. For certain home price levels, there is also uncertainty surrounding the level of shadow inventory that may exist in the market. As a consequence, there is relatively limited overall demand for new single family residential construction loans in the Bank’s market place. While the Bank participates in a limited way in vertical construction financing it still views residential construction lending as high risk.

     Real Estate Mortgage. The following table presents the components of the real estate mortgage loan portfolio:

					Change from
	September 30, 2012		December 31, 2011		December 31, 2011		September 30, 2011
		Percent of		Percent of				Percent of
		loan		loan				loan
(Dollars in thousands)	Amount	category	Amount	category	Amount	Percent	Amount	category
Mortgage	$56,548	19%	$66,610	21%	$(10,062)	-15%	$69,333	21%
Home equity loans and lines of credit	244,683	81%	258,384	79%	(13,701)	-5%	261,457	79%
Total real estate mortgage	$301,231	100%	$324,994	100%	$(23,763)	-7%	$330,790	100%

     At September 30, 2012, real estate mortgage loans totaled $301.2 million or approximately 20% of the Company’s total loan portfolio. The mortgage loan category included $5.9 million in nonstandard mortgage loans, a decline from $8.5 million at December 31, 2011, and $9.9 million a year ago. At September 30, 2012, mortgage loans excluding nonstandard mortgage loans measured $50.6 million, a decline from $59.4 million a year ago. Standard residential mortgage loans to borrowers represented $26.2 million of the mortgage loan category, while the remaining $24.4 million were associated with commercial interests utilizing residences as collateral. Such commercial interests included $17.0 million related to businesses, $1.8 million related to condominiums, and $2.2 million related to ownership of residential land.

     Home equity lines and loans, totaled $244.7 million, and represented 16% of the loan portfolio at September 30, 2012, a decline of $16.8 million from $261.5 million a year earlier. The overall home equity line utilization measured approximately 62% at September 30, 2012, which was relatively unchanged from the line utilization a year ago. The Bank’s home equity portfolio balances have trended lower as payoffs have increased and new loan and line originations within this portfolio slowed significantly over the past few years.

     The following table shows home equity lines of credit and loans by market areas at the dates shown and, with the exception of Bend where the Company no longer has a branch presence, indicates a geographic distribution of balances remaining fairly representative of the Bank’s branch presence in these markets:

(Dollars in thousands)	September 30, 2012		December 31, 2011
Region	Amount	Percent of total	Amount	Percent of total
Portland-Beaverton, Oregon / Vancouver, Washington	$115,648	47.2%	$122,543	47.4%
Salem, Oregon	59,892	24.4%	61,019	23.6%
Oregon non-metropolitan area	26,139	10.7%	27,419	10.6%
Olympia, Washington	15,335	6.3%	17,268	6.7%
Washington non-metropolitan area	12,368	5.1%	12,859	5.0%
Bend, Oregon	3,837	1.6%	4,377	1.7%
Other	11,464	4.7%	12,899	5.0%
Total home equity loan and line portfolio	$244,683	100%	$258,384	100.0%

     Should weaknesses in the housing market continue, coupled with persistent high unemployment in the Company’s markets, increased real estate mortgage delinquencies and charge-offs may result going forward. Additionally, there may be requests made in the future for repurchases of real estate mortgage loans previously sold by the Company in the secondary market. At September 30, 2012, the number of repurchase requests and the balances associated with those requests were not material.

     Commercial Real Estate. The composition of the commercial real estate loan portfolio based on collateral type was as follows:

(Dollars in thousands)	September 30, 2012		December 31, 2011		September 30, 2011
		% of loan		% of loan		% of loan
	Amount	category	Amount	category	Amount	category
Office Buildings	$171,213	20.3%	$173,295	20.8%	$183,146	21.9%
Retail Facilities	119,482	14.2%	118,678	14.3%	114,606	13.7%
Multi-Family - 5+ Residential	86,327	10.2%	63,027	7.6%	60,731	7.3%
Commercial/Agricultural	60,711	7.2%	60,094	7.2%	60,059	7.2%
Medical Offices	57,705	6.8%	60,993	7.3%	57,781	6.9%
Industrial parks and related	56,234	6.7%	55,392	6.7%	58,310	7.0%
Hotels/Motels	48,162	5.7%	35,893	4.3%	35,027	4.2%
Manufacturing Plants	47,241	5.6%	51,852	6.2%	53,109	6.3%
Mini Storage	22,413	2.7%	19,037	2.3%	21,795	2.6%
Food Establishments	19,096	2.3%	19,054	2.3%	19,132	2.3%
Assisted Living	17,291	2.0%	22,040	2.6%	22,191	2.7%
Land Development and Raw Land	9,472	1.1%	17,278	2.1%	20,318	2.4%
Other	128,489	15.2%	136,134	16.3%	130,547	15.5%
Total commercial real estate loans	$843,836	100.0%	$832,767	100.0%	$836,752	100.0%

     The total commercial real estate portfolio increased $11.0 million or 1.3% from $832.8 million at December 31, 2011, to $843.8 million at September 30, 2012. At September 30, 2012, loans secured by office buildings and retail facilities accounted for 34.5% of the commercial real estate portfolio, relatively unchanged from prior periods shown. The average size of the Bank’s commercial real estate loans was approximately $.5 million at September 30, 2012.

     The composition of the commercial real estate loan portfolio by occupancy type was as follows:

	September 30, 2012		December 31, 2011		Change		September 30, 2011
		Mix		Mix		Mix
(Dollars in thousands)	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Owner occupied	$360,640	43%	$390,589	47%	$(29,949)	-4%	$394,563	47%
Non-owner occupied	483,196	57%	442,178	53%	41,018	4%	442,189	53%
Total commercial real estate loans	$843,836	100%	$832,767	100%	$11,069		$836,752	100%

     Over the periods shown above, the balance of owner occupied commercial real estate loans has declined while that of non-owner occupied has increased. At September 30, 2012, the Bank’s commercial real estate concentration, at 128% relative to Tier 1 capital and allowance for credit losses, was well within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines which set forth a 300% limit for such ratio.

     The following table shows the distribution of the commercial real estate portfolio at September 30, 2012.

(Dollars in thousands)	September 30, 2012
		Number of	Percent of
Region	Amount	loans	total
Portland-Beaverton, Oregon / Vancouver, Washington	$421,849	697	50%
Salem, Oregon	168,010	366	20%
Oregon non-metropolitan area	53,955	150	6%
Seattle-Tacoma-Bellevue, Washington	35,279	47	4%
Olympia, Washington	31,161	73	4%
Washington non-metropolitan area	29,142	99	3%
Bend, Oregon	24,004	23	3%
Other	80,436	123	10%
Total commercial real estate loans	$843,836	1,578	100%

     The following table shows the commercial real estate portfolio by year of stated maturity:

	September 30, 2012
		Number of	Percent of
(Dollars in thousands)	Amount	loans	total
2012	$22,668	32	2.7%
2013	50,007	99	5.9%
2014 & After	771,161	1,447	91.4%
Total commercial real estate loans	$843,836	1,578	100.0%

     At September 30, 2012, commercial real estate loans with stated loan maturities in 2012 and 2013 totaled $72.7 million or a relatively modest 8.6% of the $843.8 million total commercial real estate portfolio. While qualified commercial real estate borrowers may be incented to refinance such loans given the low interest rate environment, commercial real estate markets also continue to be vulnerable to financial and valuation pressures that may limit refinance options for certain borrowers and negatively impact their ability to perform under existing loan agreements. Declining values of commercial real estate or higher market interest rates may also have an adverse effect on the ability of borrowers with maturing loans to satisfy loan to value ratios required to renew such loans.

Nonperforming Assets, Troubled Debt Restructurings, OREO and Delinquencies

     Nonperforming Assets. Nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing interest and OREO. The following table presents information with respect to total nonaccrual loans by category and OREO for the quarterly periods presented:

	September 30, 2012		June 30, 2012	March 31, 2012	December 31, 2011	September 30, 2011
		Percent of
		loan
(Dollars in thousands)	Amount	category	Amount	Amount	Amount	Amount
Commercial loans	$6,643	2.3%	$6,199	$6,482	$7,750	$9,987
Real estate construction loans:
Commercial real estate construction	1,650	4.2%	3,750	3,749	3,750	3,886
Residential real estate construction	1,851	22.3%	1,936	1,981	2,073	3,311
Total real estate construction loans	3,501	7.4%	5,686	5,730	5,823	7,197
Real estate mortgage loans:
Mortgage	6,170	10.9%	7,044	10,744	9,624	10,877
Home equity loans and lines of credit	2,845	1.2%	2,239	2,528	2,325	3,285
Total real estate mortgage loans	9,015	3.0%	9,283	13,272	11,949	14,162
Commercial real estate loans	13,248	1.6%	12,384	16,648	15,070	21,513
Installment and other consumer loans	-	0.0%	-	1	5	6
Total nonaccrual loans	32,407	2.2%	33,552	42,133	40,597	52,865
90 day past due and accruing interest	-		-	-	-	-
Total nonperforming loans	32,407	2.2%	33,552	42,133	40,597	52,865
Other real estate owned	21,939		25,726	27,525	30,823	30,234
Total nonperforming assets	$54,346		$59,278	$69,658	$71,420	$83,099

Nonperforming loans to total loans	2.17%		2.24%	2.86%	2.70%	3.52%
Nonperforming assets to total assets	2.19%		2.46%	2.89%	2.94%	3.30%

Delinquent loans 30-89 days past due	$2,963		$3,422	$4,095	$4,273	$5,556
Delinquent loans to total loans	0.20%		0.23%	0.28%	0.28%	0.37%

     At September 30, 2012, total nonperforming assets were $54.3 million, or 2.19% of total assets, compared to $71.4 million, or 2.94%, at December 31, 2011, and $83.1 million or 3.30% a year ago.

     Total nonaccrual loans of $32.4 million declined $8.2 million or 20% from year end and $20.5 million or 39% from September 30, 2011. Nonaccrual loans as of September 30, 2012, declined in every loan category compared to twelve months earlier.

     Troubled Debt Restructurings. At September 30, 2012, Bancorp had $32.8 million in loans classified as troubled debt restructurings of which $15.8 million were on an interest accruing status and $17.0 million on nonaccrual status. Troubled debt restructurings were $37.6 million at December 31, 2011, of which $15.8 million was on an interest accruing status and $21.8 million on nonaccrual status. All troubled debt restructurings were considered impaired at September 30, 2012, and at year end 2011. The modifications granted on troubled debt restructurings were due to borrower financial difficulty, and generally provide for a modification of loan terms. For more information regarding Bancorp’s troubled debt restructurings and loans, see Note 3 “Loans and Allowance for Credit Losses” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of the 2011 10-K.

     Other Real Estate Owned. The following table presents activity in the total OREO portfolio for the periods shown:

(Dollars in thousands)	Total OREO related activity
	Amount	Number
Full year 2011:
Beginning balance January 1, 2011	$39,459	402
Additions to OREO	21,662	74
Valuation adjustments	(4,832)	-
Disposition of OREO properties	(25,466)	(212)
Ending balance December 31, 2011	$30,823	264

First Quarter 2012
Additions to OREO	$810	9
Valuation adjustments	(521)	-
Disposition of OREO properties	(3,587)	(27)
Ending balance March 31, 2012	$27,525	246

Second Quarter 2012
Additions to OREO	$3,304	28
Valuation adjustments	(1,213)	-
Disposition of OREO properties	(3,890)	(30)
Ending balance June 30, 2012	$25,726	244

Third Quarter 2012
Additions to OREO	$487	3
Valuation adjustments	(486)	-
Disposition of OREO properties	(3,788)	(29)
Ending balance September 30, 2012	$21,939	218

Year to Date 2012
Beginning balance January 1, 2012	$30,823	264
Additions to OREO	4,601	40
Valuation adjustments	(2,220)	-
Disposition of OREO properties	(11,265)	(86)
Ending balance September 30, 2012	$21,939	218

     During the third quarter 2012 the Company added $.5 million in OREO property, disposed of $3.8 million in OREO property, and recorded OREO valuation adjustments of $.5 million. OREO valuation adjustments are recorded as other noninterest income. At September 30, 2012, the OREO portfolio consisted of 218 properties, which was valued at $21.9 million and reflected write-downs of 57% from original loan principal. The largest balances in the OREO portfolio at September 30, 2012, were attributable to income producing properties, followed by land and homes, all of which are located within the region in which the Company operates, with the exception of Bend, Oregon, where it no longer has a branch presence. For more information regarding the Company’s OREO, see the discussion under the subheading “OREO” and “Critical Accounting Policies” included in Item 7 of the Company’s 2011 10-K.

     The following table presents segments of the OREO portfolio for the periods shown:

(Dollars in thousands)	September 30,	# of	June 30,	# of	March 31,	# of
	2012	properties	2012	properties	2012	properties
Income producing properties	$7,749	11	$8,106	13	$9,352	15
Land	4,104	13	4,780	15	4,710	14
Homes	3,518	14	5,539	20	5,228	16
Residential site developments	2,736	114	3,104	126	3,367	136
Lots	1,912	40	1,999	42	2,453	49
Multifamily	1,570	20	1,570	20	408	4
Commercial site developments	350	6	303	6	366	6
Condominiums	-	-	325	2	1,641	6
Total	$21,939	218	$25,726	244	$27,525	246

     Expenses from the acquisition, maintenance and disposition of OREO properties are included in other noninterest expense in the statements of income. The Bank’s operating results will be impacted by its ability to dispose of OREO properties at prices that are in line with current valuation expectations. Further decline in real estate market values in the Bank’s lending area would lead to additional OREO valuation adjustments or losses upon final disposal, which would have an adverse effect on the results of operations.

     Delinquencies. Bancorp also monitors delinquencies, defined as loan balances 30-89 days past due, not on nonaccrual status, as an indicator of future nonperforming assets. Total delinquencies were $3.0 million or .20% of total loans at September 30, 2012, down from $4.3 million or .28% at December 31, 2011, and $5.6 million or .37% at September 30, 2011.

     The following table summarizes total delinquent loan balances by loan category as of the dates shown:

(Dollars in thousands)	September 30, 2012		December 31, 2011		September 30, 2011
		Percent of		Percent of		Percent of
	Amount	loan category	Amount	loan category	Amount	loan category
Loans 30-89 days past due, not on nonaccrual status
Commercial	$1,058	0.37%	$683	0.23%	$610	0.21%
Real estate construction	-	0.00%	-	0.00%	-	0.00%
Real estate mortgage:
Mortgage	1,004	1.98%	1,355	2.03%	455	0.77%
Nonstandard mortgage product	-	0.00%	-	0.00%	-	0.00%
Home equity loans and lines of credit	16	0.01%	1,034	0.40%	219	0.08%
Total real estate mortgage	1,020	0.34%	2,389	0.74%	674	0.20%
Commercial real estate	722	0.09%	1,145	0.14%	4,184	0.50%
Installment and consumer	163	1.34%	56	0.41%	88	0.64%
Total loans 30-89 days past due, not in nonaccrual status	$2,963		$4,273		$5,556

Delinquent loans past due 30-89 days to total loans	0.20%		0.28%		0.37%

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

     The following table is a summary of activity in the allowance for credit losses for the quarterly periods presented:

(Dollars in thousands)	Sep. 30,	June 30,	March 31,	Dec. 31,	Sep. 30,
	2012	2012	2012	2011	2011
Loans outstanding at end of period	$1,490,767	$1,495,797	$1,470,848	$1,501,301	$1,503,624
Average loans outstanding during the period	1,493,454	1,479,226	1,482,522	1,498,437	1,515,091

Allowance for credit losses, beginning of period	33,900	34,634	35,983	37,016	39,231
Total provision (benefit) for credit losses	(593)	(492)	89	1,499	1,132
Loan charge-offs:
Commercial	(203)	(379)	(634)	(710)	(1,462)
Commercial real estate construction	(150)	-	-	(136)	(472)
Residential real estate construction	-	-	(3)	(143)	(95)
Total real estate construction	(150)	-	(3)	(279)	(567)
Mortgage	(130)	(122)	(691)	(191)	(257)
Home equity lines of credit	(454)	(354)	(548)	(760)	(547)
Total real estate mortgage	(584)	(476)	(1,239)	(951)	(804)
Commercial real estate	(149)	(549)	(62)	(834)	(800)
Installment and consumer	(64)	(70)	(191)	(130)	(32)
Overdraft	(166)	(182)	(228)	(288)	(279)
Total loan charge-offs	(1,316)	(1,656)	(2,357)	(3,192)	(3,944)
Recoveries:
Commercial	101	156	639	418	281
Commercial real estate construction	2	-	-	88	-
Residential real estate construction	4	29	2	3	182
Total real estate construction	6	29	2	91	182
Mortgage	29	30	157	14	11
Home equity loans and lines of credit	81	18	6	37	31
Total real estate mortgage	110	48	163	51	42
Commercial real estate	23	1,129	21	22	21
Installment and consumer	16	13	26	11	26
Overdraft	41	39	68	67	45
Total recoveries	297	1,414	919	660	597
Net loan charge-offs	(1,019)	(242)	(1,438)	(2,532)	(3,347)
Allowance for credit losses, end of period	$32,288	$33,900	$34,634	$35,983	$37,016

Components of allowance for credit losses
Allowance for loan losses	$31,457	$33,132	$33,854	$35,212	$36,314
Reserve for unfunded commitments	831	768	780	771	702
Total allowance for credit losses	$32,288	$33,900	$34,634	$35,983	$37,016

Net loan charge-offs to average loans annualized	0.27%	0.07%	0.39%	0.67%	0.88%

Allowance for loan losses to total loans	2.11%	2.22%	2.30%	2.35%	2.42%
Allowance for credit losses to total loans	2.17%	2.27%	2.35%	2.40%	2.46%

Allowance for loan losses to nonperforming loans	97%	99%	80%	87%	69%
Allowance for credit losses to nonperforming loans	100%	101%	82%	89%	70%

     At September 30, 2012, the Company’s allowance for credit losses was $32.3 million, consisting of a $27.0 million formula allowance, a $3.8 million unallocated allowance, a $.7 million specific allowance and a $.8 million reserve for unfunded commitments. At December 31, 2011, the Company’s allowance for credit losses was $36.0 million, consisting of a $30.3 million formula allowance, a $4.4 million unallocated allowance, a $.5 million specific allowance and a $.8 million reserve for unfunded commitments. The reduction in provision for credit losses in the third quarter 2012, compared to the same quarter of 2011, reflects an overall improving risk profile of the loan portfolio, as evidenced by charge-off activity, low delinquency, and a positive risk rating migration. The level of net loan charge-offs in the year to date 2012 was heavily influenced by a recovery of $1.1 million related to a commercial real estate loan in the second quarter of 2012. At September 30, 2012, the allowance for credit losses was 2.17% of total loans, a decrease from 2.40% at December 31, 2011. At September 30, 2012, the allowance for credit losses was 100% of nonperforming loans, as compared to 89% at December 31, 2011, and 70% twelve months earlier.

     Overall, the Company believes that the allowance for credit losses is adequate to absorb probable losses in the loan portfolio at September 30, 2012, although there can be no assurance that future loan losses will not exceed current estimates. The process for determining the adequacy of the allowance for credit losses is critical to the Company’s financial results. Please see Item 1A “Risk Factors” in the Company’s 2011 10-K.

     Net Loan Charge-offs. For the quarter ended September 30, 2012, total net loan charge-offs were $1.0 million, down from $3.3 million in the third quarter of 2011. Year-over-year third quarter, net loan charge-offs declined across nearly every category. Third quarter 2012 annualized net loan charge-offs to total average loans outstanding was 0.27%, down from 0.88% in the same quarter last year and up from 0.07% in the previous quarter.

Deposits and Borrowings

     The following table summarizes the quarterly average dollar amount in, and the interest rate paid on, each of the deposit and borrowing categories during the third quarters of 2012 and 2011 and second quarter 2012:

	Third Quarter 2012			Second Quarter 2012			Third Quarter 2011
	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate	Quarterly Average	Percent	Rate
(Dollars in thousands)	Balance	of total	Paid	Balance	of total	Paid	Balance	of total	Paid
Non-interest bearing demand	$677,646	35.5%	-	$621,547	33.2%	-	$615,956	31.5%	-
Interest bearing demand	365,560	19.2%	0.04%	374,579	20.0%	0.04%	363,554	18.6%	0.05%
Savings	132,839	7.0%	0.05%	127,930	6.8%	0.05%	114,779	5.9%	0.09%
Money market	592,363	31.0%	0.09%	596,949	31.9%	0.09%	661,871	33.9%	0.19%
Time deposits	140,151	7.3%	0.57%	151,085	8.1%	0.66%	196,807	10.1%	1.20%
Total deposits	1,908,559	100.0%	0.08%	1,872,090	100.0%	0.09%	1,952,967	100.0%	0.20%

Short-term borrowings [1]	17,989		0.81%	3,143		0.51%	39,926		9.33%
Long-term borrowings 1 2	161,074		1.14%	175,098		1.44%	180,428		7.60%
Total borrowings	179,063		1.45%	178,241		1.44%	220,354		7.91%

Total deposits and borrowings	$2,087,622		0.29%	$2,050,331		0.30%	$2,173,321		1.37%

[1]	Includes $2.8 million prepayment fee in connections with prepaying $88.3 million in FHLB borrowings in the third quarter 2011.
[2]	Long-term borrowings include junior subordinated debentures.

     Third quarter 2012 average total deposits of $1.91 billion declined 2%, or $44.4 million from the same quarter in 2011. This decrease was due to reductions in money market deposits and higher cost time deposit balances, which declined $69.5 million and $56.7 million, respectively, from the same quarter last year. Time deposits represented just 7% of the Bank’s average total deposits in the most recent quarter, a decline from 10% in the third quarter of 2011. The combination of the Bank’s favorable shift in deposit mix and deposit pricing strategies helped reduce the average rate paid on total deposits to 0.08% in third quarter 2012, a decline of 12 basis points from 0.20% in the same quarter of 2011 and a decline of one basis point from .09% in the second quarter of 2012. Whether the Company will continue to be successful maintaining its low cost deposit base will depend on various factors, including deposit pricing strategies, market interest rates, the effects of competition, client behavior, and the impact of regulatory changes and requirements.

     At September 30, 2012, the Bank did not hold any brokered deposits as compared to $6.0 million at December 31, 2011, and $7.3 million at September 30, 2011. Brokered deposits were not replaced as they matured.

     The average balance of long-term borrowings decreased $19.4 million to $161.1 million in the quarter ended September 30, 2012, compared to the same period last year. In the second half of 2011, the Company elected to prepay its FHLB term borrowings of $169 million and to enter into $120 million in new term borrowings with the FHLB in conjunction with managing its interest rate sensitivity position. The rate on the new term borrowings is 1.05%, a reduction from 3.17% on the amount prepaid.

     At September 30, 2012, the balance of junior subordinated debentures issued in connection with the Company’s prior issuances of trust preferred securities was $51.0 million or unchanged from September 30, 2011. Bancorp has no deferred interest on its outstanding debentures.

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

	West Coast Bancorp			West Coast Bank			Minimum requirements
(Dollars in thousands)	September 30,		December 31,	September 30,		December 31,	Adequately	Well
	2012	2011	2011	2012	2011	2011	Capitalized	Capitalized
Tier 1 risk-based capital ratio	20.45%	18.43%	19.36%	19.80%	17.74%	18.66%	4.00%	6.00%
Total risk-based capital ratio	21.62%	19.69%	20.62%	21.06%	19.00%	19.92%	8.00%	10.00%
Leverage ratio	15.48%	13.72%	14.61%	15.00%	13.20%	14.09%	4.00%	5.00%

Total stockholders' equity	$335,996	$296,867	$314,479	$374,769	$334,746	$352,187

     Bancorp’s total risk-based capital ratio increased to 21.62% at September 30, 2012, from 20.62% at December 31, 2011, and 19.69% at September 30, 2011, while Bancorp's Tier 1 risk-based capital ratio increased to 20.45% at the most recent quarter end, from 19.36% at year end 2011 and 18.43% at September 30, 2011. The increases in capital ratios were primarily due to the Company’s continued profitability. Also, the year-over-year increases in the capital ratios were positively impacted by the effect of fully reversing the Company’s deferred tax asset valuation allowance in the fourth quarter of 2011. The total risk-based capital ratio at the Bank improved to 21.06% at September 30, 2012, from 19.92% at year end 2011, and 19.00% at September 30, 2011, while the Bank’s Tier 1 risk-based capital ratio increased to 19.80% from 18.66% and 17.74% as of the same respective dates. Additionally, the leverage ratio at the Bank improved to 15.00% at September 30, 2012, from 14.09% at year end 2011, and 13.20% a year ago.

     The total risk based capital ratios of Bancorp include $51.0 million of junior subordinated debentures which qualified as Tier 1 capital at September 30, 2012, under guidance issued by the Federal Reserve. The Company will monitor the finalization of the Basel III Capital Rules, including whether its junior subordinated debentures will continue to qualify for Tier 1 capital under the final rules.

     Bancorp’s stockholders’ equity was $336.0 million at September 30, 2012, up from $314.5 million at year end 2011 and $296.9 million at September 30, 2011.

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

     Deposits are the Bank’s primary source of funds, and at September 30, 2012, its loan to deposit ratio was 77%, relatively unchanged from December 31, 2011, and September 30, 2011. Declining loan balances over the past few years caused the collective balance of interest bearing deposits and investment securities portfolio of $841.0 million to account for a significant 36% of total earning assets at September 30, 2012. In light of the Bank’s substantial liquidity position it continued to reduce brokered and other time deposits during the most recent quarter.

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

	September 30,	December 31,
	2012	2011
Primary liquidity	48%	45%
On-balance sheet liquidity	29%	26%
Net non-core funding dependency	5%	6%

     At September 30, 2012, the Bank had outstanding borrowings of $127.9 million, against its $455.0 million in established borrowing capacity with the FHLB, as compared to $120.0 million outstanding against its $440.4 million in established borrowing capacity at December 31, 2011. The borrowing capacity at the FHLB increased from year end as the FHLB increased the amount they are willing to lend against the Bank’s commercial real estate loan collateral. The Bank’s borrowing facility is subject to collateral and stock ownership requirements. The Bank also had an available discount window primary credit line with the Reserve Bank of approximately $42.2 million at September 30, 2012, with no balance outstanding at either September 30, 2012, or December 31, 2011. The Reserve Bank line is subject to collateral requirements.

     On October 6, 2010, the Bank entered into a Memorandum of Understanding with the FDIC and DFCS under which the Bank may not pay dividends to the holding company without the consent of the FDIC and the DFCS. At September 30, 2012, the holding company did not have any borrowing arrangements of its own.

Off-Balance Sheet Arrangements

     At September 30, 2012, the Bank had commitments to extend credit of $561.4 million, which was down 2.3% compared to $574.3 million at December 31, 2011. For additional information regarding off balance sheet arrangements and future financial commitments, see Note 8 “Commitments and Contingent Liabilities” in the financial statements included under Item 1 of this report.

Critical Accounting Policies

     Management has identified as the Company’s most critical accounting policies, the calculation of its allowance for credit losses, valuation of OREO, and estimates relating to income taxes. Each of these policies are discussed in the Company’s 2011 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operation – Critical Accounting Policies.”

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There has been no material change in the market risks disclosure under Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in the Company’s 2011 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     The Company’s disclosure controls and procedures are designed to ensure that information the Company must disclose in its reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and accumulated and communicated to its management, including the chief executive officer (“CEO”) and chief financial officer (“CFO”), as appropriate to allow timely decisions regarding required disclosure. Management has evaluated, with the participation and under the supervision of the CEO and CFO, the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. Based on this evaluation, the CEO and CFO have concluded that, as of such date, the Company’s disclosure controls and procedures are effective in ensuring that information relating to the Company, including its consolidated subsidiaries, required to be disclosed in reports that it files under the Exchange Act is (1) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) accumulated and communicated to its management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

     There was no change in the Company’s internal controls over financial reporting during its most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal controls over financial reporting.

PART II: OTHER INFORMATION

Item 1. Legal Proceedings

     On June 24, 2009, West Coast Trust was served with an Objection to Personal Representative's Petition and Petition for Surcharge of Personal Representative in Linn County Circuit Court. The petition was filed by the beneficiaries of the estate of Archie Q. Adams, for which West Coast Trust acts as the personal representative. The petitioners allege a breach of fiduciary duty with respect to West Coast Trust's prior sale of real property owned by the Adams estate and sought relief in the form of a surcharge to West Coast Trust of $215,573,115.60, the amount of the alleged loss to the estate. West Coast Trust filed a motion to dismiss on July 2, 2009, which was granted in a letter ruling dated September 15, 2009. Petitioners appealed and briefs have been filed. Appeals Court oral arguments are scheduled in November, 2012. The Company believes the appeal and underlying petition are without merit.

     On October 3, 2012, a class action complaint was filed in the Circuit Court of the State of Oregon for the County of Multnomah against Bancorp, its directors, and Columbia challenging the Merger (as defined above): Gary M. Klein v. West Coast Bancorp, et al., Case No. 1210-12431. The complaint names as defendants Bancorp, all of the current members of Bancorp’s board of directors, and Columbia. The complaint alleges that the Bancorp directors breached their fiduciary duties to Bancorp and Bancorp shareholders by agreeing to the proposed Merger at an unfair price. The complaint also alleges that the proposed Merger is being driven by an unfair process, that the directors approved provisions in the Merger Agreement that constitute preclusive deal protection devices, that certain large shareholders of Bancorp are using the Merger as an opportunity to sell their illiquid holdings in Bancorp, and that Bancorp directors and officers will obtain personal benefits from the Merger not shared equally by other Bancorp shareholders. The complaint further alleges that Bancorp and Columbia aided and abetted the directors’ alleged breaches of their fiduciary duties. The defendants believe this action is without merit.

Item 1A. Risk Factors

Expiration of the Dodd-Frank Deposit Insurance Provision as scheduled on December 31, 2012, may have a material adverse effect on the Bank's ability to grow or retain noninterest-bearing transaction accounts. Extension of the Dodd-Frank Deposit Insurance Provision may impose additional insurance premiums on the Bank.

     Section 343 of the Dodd-Frank Wall Street Reform and Consumer Protection Act provides temporary unlimited deposit insurance coverage for noninterest-bearing accounts at all FDIC-insured depository institutions. All funds in noninterest-bearing transaction accounts held at the Bank are fully insured under the Dodd-Frank Deposit Insurance Provision, which is effective from December 31, 2010, through December 31, 2012. Generally, other transaction accounts are only insured up to $250,000. If the Dodd-Frank Deposit Insurance Provision is not extended past December 31, 2012, depositors may withdraw uninsured deposits in excess of $250,000 from the Bank or may withdraw their entire deposit portfolio from the Bank. If such deposits are withdrawn, the Bank may experience a negative impact on its liquidity position and net interest income and margin. Alternatively, extension of the Dodd-Frank Deposit Insurance Provision may require that the Bank pay additional premiums for coverage of deposits in excess of $250,000, which may have an adverse effect on the Bank's net income.

The anticipated benefits of the Merger may not be realized.

     The success of the Merger will depend, in part, on Columbia’s ability to successfully combine the Columbia and Bancorp organizations. If Columbia is not able to achieve this objective, the anticipated benefits of the Merger may not be realized fully or at all or may take longer than expected to be realized.

     Columbia and Bancorp have operated and, until the completion of the Merger, will continue to operate, independently. It is possible that the integration process or other factors could result in the loss or departure of key employees, the disruption of the ongoing business of Bancorp or inconsistencies in standards, controls, procedures and policies. It is also possible that clients, customers, depositors and counterparties of Bancorp could choose to discontinue their relationships with the combined company pre- or post-Merger because they prefer doing business with an independent company or for any other reason, which would adversely affect the future performance of the combined company. These transition matters could have an adverse effect on Bancorp during the pre-Merger period and on the combined company for an undetermined time after the completion of the Merger.

The Merger Agreement limits Bancorp’s ability to pursue an alternative transaction and requires Bancorp to pay a termination fee of $20,000,000 under certain circumstances relating to alternative acquisition proposals.

     The Merger Agreement prohibits Bancorp from soliciting, initiating, encouraging or knowingly facilitating certain alternative acquisition proposals with any third party, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment by Bancorp to Columbia of a termination fee of $20,000,000 in the event that the Merger Agreement is terminated in certain circumstances, involving, among others, certain changes in the recommendation of Bancorp’s board of directors, a failure of Bancorp’s shareholders to approve the Merger Agreement or the termination of the Merger Agreement in certain circumstances followed by an acquisition of Bancorp by a third party. These provisions may discourage a potential competing acquiror that might have an interest in acquiring Bancorp from considering or proposing such an acquisition.

The Merger is subject to the receipt of consents and approvals from governmental entities that may impose conditions that could have an adverse effect on the Bancorp or the combined company following the Merger.

     Before the Merger may be completed, various approvals and consents must be obtained from the Federal Reserve Board, the Oregon Department of Consumer and Business Services and various other securities, antitrust, and other regulatory authorities. These governmental entities may impose conditions on the granting of such approvals and consents. Although Columbia and Bancorp do not currently expect that any such material conditions or changes would be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs or limiting the revenues of the combined company following the Merger, any of which might have an adverse effect on Bancorp or the combined company following the Merger. In addition, each of Columbia and Bancorp has agreed to use its reasonable best efforts to avoid or overcome impediments to completing the Merger, including, among other things, making expenditures and incurring costs, raising capital, divesting or otherwise disposing of businesses or assets, and effecting the dissolution, internal merger or consolidation of subsidiaries or enhancing internal controls. Such actions may entail costs and may adversely affect Bancorp, or the combined company following the Merger.

The Merger is subject to certain closing conditions that, if not satisfied or waived, will result in the Merger not being completed, which may cause the price of Bancorp common stock to decline.

     The Merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and approvals of the Columbia and Bancorp shareholders. If any condition to the Merger is not satisfied or waived, to the extent permitted by law, the Merger will not be completed. In addition, Columbia and Bancorp may terminate the Merger Agreement under certain circumstances even if the Merger Agreement is approved by Bancorp shareholders and the issuance of Columbia common stock in connection with the Merger is approved by Columbia shareholders. If Columbia and Bancorp do not complete the Merger, the trading price of Bancorp common stock may decline to the extent that the current price reflects a market assumption that the Merger will be completed. In addition, neither Bancorp nor Columbia would realize any of the expected benefits of having completed the Merger. If the Merger is not completed and Bancorp’s board of directors seeks another merger or business combination, Bancorp shareholders cannot be certain that Bancorp will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Columbia has agreed to provide in the Merger. If the Merger is not completed, additional risks could materialize, which could materially and adversely affect the business, financial condition and results of Bancorp.

The combined company expects to incur substantial expenses related to the Merger.

     The combined company expects to incur substantial expenses in connection with completing the Merger and combining the business, operations, networks, systems, technologies, policies and procedures of the two companies. Although Columbia and Bancorp have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of their combination expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the Merger could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the completion of the Merger. As a result of these expenses, both Columbia and Bancorp expect to take charges against their earnings before and after the completion of the Merger. The charges taken in connection with the Merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

For detailed discussion of additional risks that may affect the Company’s business, see Item 1A, “Risk Factors” in the Company’s 2011 10-K.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)	None

(b)	None

(c)	The following table provides information about repurchases of common stock by the Company during the quarter ended September 30, 2012:

			Total Number of Shares
			Purchased as Part of Publicly	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Announced Plans or Programs	at Period End that May Be Purchased
Period	Purchased (1)	per Share	(2)	Under the Plans or Programs
7/1/12 - 7/31/12	-	$0.00	-	210,364
8/1/12 - 8/31/12	-	$0.00	-	210,364
9/1/12 - 9/30/12	20	$22.44	-	210,364
Total for quarter	20		-

(1)	Shares repurchased by Bancorp include shares acquired from employees in connection with stock option exercises and cancellation of restricted stock to pay withholding taxes totaling 0 shares, 0 shares, and 20 shares, respectively, for the periods indicated. There were no shares repurchased in the periods indicated pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in note 2 below.

(2)	Under the Repurchase Program, the board of directors originally authorized the Company to repurchase up to 66,000 common shares, which amount was increased by 110,000 shares in September 2000, by .2 million shares in September 2001, by .2 million shares in September 2002, by .2 million shares in April 2004, and by .2 million shares in September 2007 for a total authorized repurchase amount as of September 30, 2012, of approximately 1.0 million shares.

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

WEST COAST BANCORP
(Registrant)

Dated: November 2, 2012	/s/ Robert D. Sznewajs
Robert D. Sznewajs
President and Chief Executive Officer

Dated: November 2, 2012	/s/ Anders Giltvedt
Anders Giltvedt
Executive Vice President and Chief Financial Officer