Form 10-K
period 2012-12-31
WEST COAST BANCORP /NEW/OR/
filed 2013-03-08
CIK 717059

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
[X] Annual Report Pursuant to Section 13 or 15(d) of
the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

Commission file number 0-10997

WEST COAST BANCORP

(Exact name of registrant as specified in its charter)

Oregon	93-0810577
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

5335 Meadows Road – Suite 201, Lake Oswego,
Oregon	97035
(Address of principal executive offices)	(Zip code)

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

[    ] Large Accelerated Filer [ X ] Accelerated Filer [    ] Non-accelerated Filer [    ] Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [    ] No [X]

The aggregate market value of registrant’s Common Stock held by non-affiliates of the registrant on June 30, 2012, was approximately $379,142,000.

The number of shares of registrant’s Common Stock outstanding on February 28, 2013, was 19,292,746.

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

  Changing bank regulatory conditions, policies, or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks, increased costs, price controls on debit card interchange, prohibition of certain income producing activities, or changes in the secondary market for bank loan and other products;

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

  The possibility that our proposed merger with Columbia (the “Merger”) may not close when expected or at all because required regulatory, shareholder or other approvals or conditions to the closing of the Merger are not received or are not satisfied on a timely basis or at all;

  Changes in Columbia’s stock price, before closing of the Merger, including those that result from the financial performance of Columbia and/or Bancorp prior to closing, or more generally due to broader stock market movements or the performance of financial companies and peer group companies;

  Expected benefits from the Merger may not be fully realized or may take longer to realize than expected, including as a result of changes in general economic and market conditions, interest rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which Bancorp operates;

  Bancorp’s business may not be integrated into Columbia’s successfully, or such integration may take longer to accomplish than expected;

  Operating costs, customer relationship losses and business disruptions relating to the Merger, including adverse developments in relationships with employees may be greater than expected;

  The anticipated growth opportunities and cost savings from the Merger may not be fully realized or may take longer to realize than expected;and

  Management time and effort may be diverted to resolving merger-related issues.

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

PART I

ITEM 1. BUSINESS

General

     West Coast Bancorp (“Bancorp” or the “Company”) is a bank holding company headquartered in Lake Oswego, Oregon. Bancorp’s principal business activities are conducted through its full-service, commercial bank subsidiary, West Coast Bank (the “Bank”), an Oregon state-chartered bank with deposits insured by the Federal Deposit Insurance Corporation (“FDIC”). At December 31, 2012, the Bank had facilities in 41 cities and towns in western Oregon and southwestern Washington, operating a total of 55 full-service and three limited-service branches and a Small Business Administration (“SBA”) lending office in Vancouver, Washington. Bancorp also owns West Coast Trust Company, Inc. (“West Coast Trust”), an Oregon trust company that provides agency, fiduciary and other related trust services with offices in Portland and Salem, Oregon.

     Bancorp reports two principal operating segments in the notes to its financial statements: West Coast Bank and West Coast Trust and parent company related operations. For more information regarding Bancorp’s operating segments, see Note 20 “Segment and Related Information” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

     Historical Information. Bancorp enjoyed a period of sustained growth from 2000 – 2007. However, in late 2007, with the onset of a significant slowdown in economic activity and unprecedented disruptions in the real estate and credit markets, the Company experienced significant net losses for two consecutive years and its balance sheet contracted. Beginning in 2008, Bancorp and the Bank took several steps to preserve capital and sustain or improve regulatory capital ratios, carefully managing its capital position, reducing risk weighted assets, and focusing on limiting operating expenses. During 2009 and 2010, Bancorp also raised a significant amount of new capital.

     As part of its capital raising efforts, in October 2009, Bancorp received net proceeds of $139.2 million in a private capital raise (referred to in this report as, the “Private Capital Raise”) in which it issued: 14,288,490 shares of Common Stock; 121,328 shares of mandatorily convertible cumulative participating preferred stock, Series B (“Series B Preferred Stock”) convertible into 1,213,280 shares of Common Stock upon satisfaction of certain conditions; and Class C Warrants exercisable for a total of 240,000 shares of Series B Preferred Stock at a price of $100.00 per share (the “Class C Warrants”) that are, in turn, convertible into 2,400,000 shares of Common Stock, also upon satisfaction of certain conditions.

     Following the Private Capital Raise, Bancorp conducted a rights offering of up to 1.0 million shares of Common Stock at a subscription price of $10.00 per share during the first quarter of 2010, raising net proceeds of $9.3 million, and in June 2010, Bancorp sold, through a discretionary equity issuance program, an aggregate of .56 million shares of Common Stock at an average sales price of $14.00 per share, with aggregate gross sales proceeds of $7.9 million.

     Regulatory capital ratios at Bancorp and the Bank improved significantly as a result of the Company’s capital raising activities and return to profitability over the two and a half years. For additional information regarding regulatory capital, see the discussion under the subheading “Capital Resources” in Item 7 of this report.

     The Pacific Northwest is experiencing a slow economic recovery from the prolonged recession and severe slump in housing and other real estate markets. While values of the property that serves as collateral for many loans appear to have stabilized, the market area continues to experience high unemployment and weak new residential real estate construction activity. Among the effects of the recession, the Bank has experienced a significant reduction in the size of its loan portfolio and a significant increase in its portfolio of investment securities. This shift in earning asset mix has resulted in significant downward pressure on Bancorp’s net interest income and margin, its main source of revenue.

     As of December 31, 2012, Bancorp had total assets of $2.49 billion, with total net loans of $1.47 billion and total investment securities of $772.1 million. Bancorp’s total deposits at December 31, 2012, were $1.94 billion and stockholders’ equity was $339.2 million. At December 31, 2011, Bancorp had total assets of $2.43 billion, total net loans of $1.47 billion and total investment securities of $729.8 million. Bancorp’s total deposits at December 31, 2011, were $1.92 billion, with stockholders’ equity of $314.5 million. At December 31, 2012, tangible book value per share was $16.49 up from $15.20 at December 31, 2011.

     Net income for the year ending December 31, 2012 was $23.5 million or $1.08 per diluted share, down from net income of $33.8 million or $1.58 per diluted share for the year ending December 31, 2011. The Company reported net income of $3.2 million or $.16 per diluted share for the year ending December 31, 2010.

     On September 25, 2012, Bancorp entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Columbia Banking System, Inc., a Washington corporation (“Columbia”), pursuant to which Columbia will acquire Bancorp. Consummation of the transaction remains subject to customary closing conditions, including receipt of requisite shareholder and regulatory approvals. Certain terms of the Merger Agreement and other related agreements are summarized in, and the Merger Agreement has been filed as an exhibit to, the Current Report on Form 8-K filed by Bancorp with the Securities and Exchange Commission on October 1, 2012. For more information regarding the Merger, see the discussion under the subheading “Agreement and Plan of Merger” in this section below.

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

     The Bank’s Oregon branches are located in the following cities and towns: Beaverton, Canby, Clackamas, Dallas, Depoe Bay, Dundee, Eugene (2), Forest Grove, Gresham, Happy Valley, Hillsboro (2), Keizer, King City, Lake Oswego, Lincoln City, McMinnville, Molalla, Monmouth, Mt. Angel, Newberg, Newport (2), North Plains, Oregon City, Portland (5), Salem (5), Silverton, Stayton, Sublimity, Tigard, Tualatin, Waldport, Wilsonville and Woodburn (3). The Bank’s Washington branches are located in Centralia, Chehalis, Hoodsport, Lacey (2), Olympia (2), Shelton, Tukwila and Vancouver (3).

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

     For business banking customers, the Bank offers customized deposit products tailored for specific needs, including a variety of checking accounts; sophisticated internet-based cash management and payment solution products, including iDepositSM – a remote deposit capture product. The Bank also offers a business online suite of products called eBiz Access PLUSSM, which offers commercial clients a customized Treasury Management Online Banking system featuring enhanced security features, real time customizable reports, and expanded treasury management services that are all accessed through a customized dashboard. Customized financing packages provide businesses with a comprehensive suite of credit facilities that include general commercial loans, revolving lines of credit, real estate loans and lines to support construction, owner occupied and investor financing and SBA loans. In addition, the Bank offers business credit cards (VISA), extensive merchant service options, equipment leasing through vendor alliances, and other types of business credit.

West Coast Trust

     West Coast Trust provides trust services and life insurance products to individuals, for-profit and not for-profit businesses and institutions. West Coast Trust acts as fiduciary of estates and conservatorships, and as a trustee under various wills, trusts, and pension and profit-sharing plans. The main office of West Coast Trust is located at 1000 SW Broadway, Suite 1100, Portland, Oregon 97205, (503) 279-3911. The market value of assets managed for others at December 31, 2012, was $296.1 million.

West Coast Statutory Trusts III, IV, V, VI, VII and VIII

     West Coast Statutory Trusts III, IV, V, VI, VII and VIII are wholly-owned subsidiary trusts of Bancorp formed to facilitate the issuance of trust preferred securities. The trusts were organized in September 2003, March 2004, April 2006, December 2006, March 2007 and June 2007, respectively, in connection with six offerings of trust preferred securities. For more information regarding Bancorp’s trust preferred securities, see Note 9 “Junior Subordinated Debentures” to the Company’s audited financial consolidated statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

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

Employees

     At December 31, 2012, Bancorp and its subsidiaries had approximately 627 employees. None of these employees are represented by labor unions. Management believes that Bancorp’s relationship with its employees is good. Bancorp emphasizes a positive work environment for its employees and our work environment is measured annually utilizing an anonymous employee survey. Management continually strives to retain top talent as well as provide career development opportunities to enhance skill levels. A number of benefit programs are available to eligible employees.

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

     In addition to larger institutions, numerous “community” banks and credit unions operate in the Bank’s market areas. As a result of very weak real estate market conditions over the past few years, a number of banks and credit unions have developed a similar focus as the Bank. These institutions have further increased competition, particularly in the Portland metropolitan area. Additionally, a heightened focus by larger institutions on Bancorp’s target market segments, such as small businesses, has led to intensified competition in all aspects of Bancorp’s business.

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

Supervision and Regulation

     Bancorp is an Oregon corporation headquartered in Lake Oswego, Oregon, and is registered with the Federal Reserve Bank of San Francisco (“Federal Reserve”) as a bank holding company. The Bank is an Oregon state bank and is not a member of the Federal Reserve System. The Bank’s primary regulators are the FDIC at the federal level and, at the state level, the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities (“DFCS”).

     The laws and regulations applicable to Bancorp and its subsidiaries are primarily intended to protect borrowers and depositors of the Bank and not stockholders of Bancorp. Various proposals to change the laws and regulations governing the banking industry are made from time to time and presented to Congress, state legislatures and various bank regulatory agencies. As a result of the Dodd-Frank Act (as defined below), the creation of the Consumer Financial Protection Bureau and the current economic climate and regulatory environment, there is a high likelihood of enactment of new banking legislation and promulgation of new banking regulations. The following is a brief description of the significant laws and regulations that govern our activities.

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

     Subsidiary banks of a bank holding company are subject to certain other restrictions under the Federal Reserve Act and Regulation W which restricts transactions with affiliates. These restrictions may limit Bancorp’s ability to obtain funds from the Bank for Bancorp’s cash needs, including funds for payment of interest on its junior subordinated debentures, cash dividends and operational expenses.

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

     Deposit Insurance. Generally, eligible deposits maintained at the Bank are insured by the FDIC up to $250,000 per account. The Bank is required to pay quarterly deposit insurance premiums to the FDIC. Premiums are based on an assessment of how much risk a particular institution presents to the Deposit Insurance Fund. Banks with higher levels of capital and a low degree of supervisory concern are assessed lower premiums than banks with lower levels of capital or a higher degree of supervisory concern. The FDIC may terminate deposit insurance if it determines the institution involved has engaged in or is engaging in unsafe or unsound banking practices, is in unsafe or unsound condition, or has violated applicable laws, regulations or orders.

     Community Reinvestment Act and Fair Lending and Reporting Requirements. The Bank is subject to the Community Reinvestment Act of 1977, as amended (“CRA”), and to certain fair lending and reporting requirements that relate primarily to home mortgage lending operations. The CRA generally requires the federal banking agencies to evaluate the record of a financial institution in meeting the credit needs of its local communities, including low- and moderate-income neighborhoods, consistent with the safe and sound operation of the institution. The federal banking agencies may take into account compliance with the CRA when regulating and supervising other activities, such as evaluating mergers, acquisitions and applications to open a branch or facility. In connection with its assessment of CRA performance, the FDIC assigns a rating of “outstanding,” “satisfactory,” “needs to improve” or “substantial noncompliance.” The Bank’s most recent CRA rating, based on an examination in August 2012, was satisfactory. There are several rules and regulations governing fair lending and reporting practices by financial institutions. A bank may be subject to substantial damages, penalties and corrective measures for any violation of fair lending and reporting, including credit reporting, laws and regulations.

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

     The guidelines are minimums and the Federal Reserve may require that a banking organization maintain ratios in excess of the minimums, particularly organizations contemplating significant expansion. Current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital for bank holding companies includes common stockholders’ equity, qualifying preferred stock, and minority interests in equity accounts of consolidated subsidiaries, minus certain deductions, including goodwill, mortgage servicing assets, other identifiable intangible assets, and deferred tax assets subject to a disallowance.

     The Federal Reserve also monitors a leverage ratio, which is Tier 1 capital as a percentage of total quarterly average tangible assets. The principal objective of the leverage ratio is to constrain the degree to which a bank holding company may leverage its equity capital base. The Federal Reserve requires a minimum leverage ratio of 3%.

     For more information regarding the Bank and Bancorp’s capital and leverage ratios, see the discussion under the section “Capital Resources” in Item 7 of this report. For more information regarding regulatory enforcement actions that increase minimum ratios applicable to Bancorp and the Bank, see the discussion under the subheading “Status of Regulatory Actions” in this section below.

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

     As of June 27, 2012, the Written Agreement between Bancorp and the Federal Reserve and the DFCS was terminated. The termination of this agreement ends certain restrictions on Bancorp, including paying interest on its $51 million in trust preferred securities outstanding. At this time, the Reserve Bank requires that we continue to inform and consult with it and seek a non-objection notice ahead of declaring and paying cash dividends to shareholders. For more information regarding regulatory actions, see the discussion under the subheading “Status of Regulatory Actions” in this section below.

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

     The Volcker Rule. The Dodd-Frank Act implements the "Volcker Rule,” which prohibits “banking entities” such as Bancorp and the Bank from engaging in certain short-term proprietary trading activities and investments. Transactions in certain instruments, including obligations of the U.S. Government or a U.S. Government agency, government-sponsored enterprises, and state and local governments will be exempt from the prohibitions. The Volcker Rule also prohibits Bancorp and the Bank from owning, sponsoring, or having certain relationships with any hedge funds or private equity funds subject to certain exemptions. The prohibitions and restrictions of the Volcker Rule will not take effect until after publication of final interagency rules implementing the Volcker Rule.

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

     Regulation E may have a substantial negative impact on the Bank's revenue from overdraft service fees and non-sufficient funds (“NSF”) charges if customers elect to not opt-in or subsequently elect to opt-out. For more information regarding risks facing Bancorp and the Bank, see the discussion under the section “Risk Factors” in Item 1A of this report.

Agreement and Plan of Merger
     On September 25, 2012, Bancorp entered into the Merger Agreement. Under the terms of the Merger Agreement a newly formed subsidiary of Columbia will merge with and into Bancorp (the “Merger”), with Bancorp continuing as the surviving corporation (the “Surviving Corporation”). As soon as reasonably practicable following the Merger, and as part of a single integrated transaction, the Surviving Corporation will be merged with and into Columbia (together with the Merger, the “Mergers”).

     Subject to the terms and conditions of the Merger Agreement, at the effective time of the Merger, Bancorp shareholders will have the right, with respect to each of their shares of Bancorp common stock, to elect to receive, subject to proration and adjustment, either cash, stock, or a unit consisting of a mix of cash and stock in an amount equal to their pro rata share (taking into account the Class C Warrants and in-the-money stock options on an as-exercised basis and shares of common stock issuable upon conversion of Series B Preferred Stock (including shares of Series B Preferred Stock issuable upon exercise of the Class C Warrants)) of the total consideration, which consists of $264,468,650 in cash (subject to adjustment in certain circumstances), plus the product of 12,809,525 shares of Columbia common stock multiplied by the volume weighted average price of Columbia common stock for the twenty trading day period beginning on the twenty fifth day before the effective time of the Merger.

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

Status of Regulatory Actions

     Regulatory Order. As of February 19, 2013, the regulatory order (the “Order”) between the Bank and the FDIC was terminated. On October 18, 2011, the Bank received the Order from the FDIC relating to its overdraft practices. As part of the Order, the Bank agreed to implement certain procedural improvements relating to its compliance function and overdraft program, pay a civil money penalty of $390,000, and make restitution to certain customers in accordance with the formula set out in the Order of approximately $246,000.

     Bank Memorandum of Understanding. On November 29, 2012, the Memorandum of Understanding (“MOU”) between the Bank, the FDIC and DFCS was terminated. The MOU required that during the life of the MOU the Bank may not pay dividends without the written consent of the FDIC and DFCS and that the Bank maintain higher levels of capital than required by published capital adequacy requirements.

     Holding Company Written Agreement. As of June 27, 2012, the Written Agreement between Bancorp and the Federal Reserve and the DFCS was terminated. The Federal Reserve continues to require that we inform and consult with it and seek a non-objection notice ahead of declaring and paying cash dividends to shareholders. Bancorp received such non-objection notices in conjunction with the $.05 per share shareholder cash dividends declared by its Board of Directors on September 25, 2012, and December 11, 2012, and paid in October 2012 and January 2013, respectively.

ITEM 1A. RISK FACTORS

     The following are all material risks that management believes are specific to our business, in no particular order of likelihood or significance.

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

     Approximately 82% of our loan portfolio is secured by real estate. As a result, we are vulnerable to declines in real estate values in the markets in which we operate. We have experienced challenging market conditions over the last four years and high levels of net charge-offs and provision for credit losses as a result. While net charge-offs and provision for credit losses have declined significantly, if we experience increases in delinquencies with respect to commercial real estate or other real estate related loans, or declines in real estate market values, we would expect increased loan charge-offs and additional provision for credit losses, which could have a material adverse effect on our business, financial condition and results of operations. Because of our significant concentration in loans secured by real estate, we are particularly vulnerable to such effects.

The recession has been particularly severe in the market areas we serve and our results of operations may be adversely affected if the local economies do not improve.

     Substantially all of our loans and loan opportunities are to businesses and individuals in our markets in Washington and Oregon. As evidenced by the unemployment rate in Oregon, which remained elevated at 8.4% in December 2012, our region has been severely impacted by the same challenges facing the economy nationally and perhaps more so. The region also experienced severe declines in residential and commercial real estate values between 2008 and 2012, before stabilizing recently. If economic conditions deteriorate or economic recovery in our market areas stalls, we could face the following consequences, any of which could materially and adversely affect our business: the value of assets that serve as collateral for our loans, especially real estate, may decline; loan delinquencies, foreclosures and losses on loans and other real estate owned properties (“OREO”) could increase; demand for our products and services may fail to accelerate or even decrease; and access to low cost or non-interest bearing deposits may decrease.

Financial services legislation and regulatory reforms may have a significant impact on our businesses and results of operations.

     Many of the provisions of the Dodd-Frank Act have extended implementation periods and delayed effective dates and require extensive rulemaking by regulatory authorities and multiple additional studies. The implementation of Dodd-Frank, including regulatory rules and regulations and related interpretations of those rules, could result in a number of adverse impacts on us. The levels of capital and liquidity that Bancorp and the Bank must maintain to operate may be increased, resulting in decreased leverage and reduced earnings. We may also be subjected to new and/or higher fees to various regulatory entities, including but not limited to deposit insurance premiums to the FDIC. The Bank may also be subject to additional regulations under the newly established CFPB which has been given broad authority to implement new consumer protection regulations. These and other provisions of Dodd-Frank could limit our ability to pursue business opportunities we might otherwise consider, impose additional costs on us, result in significant loss of revenue, impact the value of assets we hold, or otherwise significantly adversely affect our businesses.

Congressional and regulatory initiatives could have an adverse effect on our business.

     Federal and state legislators and regulators continue to pursue increased regulation of how loans are originated, purchased, and sold, and properties are foreclosed. These legislative and regulatory responses may impact how the Bank conducts business, makes and underwrites loans, and buys and sells loans in secondary markets, or lead to changes in the banking industry, lending markets and secondary markets for loans generally. We are unable to predict which legislative or regulatory initiatives will be implemented or what form they will take. Any such actions could affect us in substantial and unpredictable ways and could have an adverse effect on our business, financial condition and results of operations. For more information regarding the regulatory environment in which we operate, see the discussion under the subheading “Supervision and Regulation” included in Item 1 of this report.

Significant legal and regulatory actions could subject us to uninsured liabilities, associated reputational risk, and reduced revenues.

     From time to time, we are sued for damages or threatened with lawsuits relating to various aspects of our operations. We may also be subject to investigations and possibly substantial civil money penalties assessed by, or other actions of, federal or state regulators in connection with violations or alleged violations of applicable laws, regulations or standards. We may incur substantial attorney fees and expenses in the process of defending against lawsuits or regulatory actions and our insurance policies may not cover, or cover inadequately, the costs of adverse judgments, civil money penalties, and attorney fees and expenses. As a result, we may be exposed to substantial uninsured liabilities, which could adversely affect our results of operations, financial condition, and regulatory capital. We are subject to reputational risk, which is the potential that negative publicity regarding our business practices, whether true or not, could cause a decline in our customer base, stock price, or general reputation in the markets in which we operate. Reputational risk is heightened in the instance of publicity surrounding lawsuits or regulatory actions.

Rapidly changing interest rates or prolonged low market interest rates could reduce our net interest margin, net interest income, and net income.

     Interest and fees on loans and investment securities, net of interest paid on deposits and borrowings, are the principal source of our revenues and thus an important driver of net income. Market interest rates and rate changes influence our net interest margin and are subject to many factors beyond our control. As market interest rates change, net interest income is affected. Increasing rates could also lead to decreased demand for loans, deposits, and other products that are priced based on interest rates. For example, rapid increases in interest rates could result in our interest expense increasing faster than interest income because of mismatches in financial instrument maturities. Additionally, extended periods of low market interest rates, such as we have today, may adversely affect our net interest spread and net interest income, because our earning assets yield decreases and stays low during a time that our cost of interest bearing liabilities is already low and cannot be correspondingly reduced further. For more information regarding interest rates, see the discussion under the section “Quantitative and Qualitative Disclosures about Market Risk” in the Item 7A of this report.

We face liquidity risks in the operation of our business.

     Liquidity is crucial to the operation of Bancorp and the Bank. Liquidity risk is the potential that Bancorp or the Bank will be unable to fund increases in assets or meet payment obligations, including obligations to the Bank’s depositors, as they become due because of an inability to obtain adequate funding or liquidate assets at a reasonable cost. Funding illiquidity may arise at the Bank if we are unable to, at reasonable terms, attract and retain deposits, secure or renew borrowings from the overnight inter-bank market, the Federal Home Loan Bank of Seattle (the “FHLB”), or the Federal Reserve discount window, or access other sources of liquidity, as described in more detail under the heading “Liquidity and Sources of Funds” in Item 7 of this report. If we fail to monitor and control our liquidity risks, there may be materially adverse effects on our results of operations and financial condition.

We face operational risks that may result in unexpected losses.

     We face various operational risks that arise from the potential that inadequate information systems, operational problems, failures in internal controls, breaches of our security systems, fraud, the execution of unauthorized transactions by employees, or any number of other unforeseen events could result in unexpected losses. Additionally, third party vendors provide key components of our business infrastructure such as internet connections, network access, data reporting, and data processing. Any problems caused by third parties could adversely affect our ability to deliver products and services to our customers, with related adverse affects on our revenues, expenses, and earnings. Replacing third party vendors, should that be necessary, may entail significant delay and expense.

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

The financial services industry is very competitive and any failure to develop, implement, and distribute competitive products to generate profitable revenue sources could affect our net income.

     We face competition in attracting and retaining deposits, making, and retaining loans and providing other financial services. Our competitors include other community banks, larger banking institutions, and a wide range of other financial institutions, such as credit unions, government-sponsored enterprises, mutual fund companies, insurance companies and other non-bank businesses. Many of these competitors have substantially greater resources than we do. The challenging real estate market conditions and modest loan demand over the past few years have caused intense pricing pressures for loans to qualified borrowers, which impacts the spreads we obtain on loans. For a more complete discussion of our competitive environment, see the discussion under the heading “Competition” included in Item 1 of this report. If we are unable to compete effectively, we will lose market share and income from loans and other products may be reduced.

Inability to hire or retain key professionals, management, and staff could adversely affect our revenues and net income.

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

     The financial services industry is undergoing rapid technological change and we face constant evolution of customer demand for technology-driven financial and banking products and services, including mobile banking applications. Many of our competitors have substantially greater resources to invest in technological improvement and product development, marketing, and implementation. Any failure to successfully keep pace with and fund technological innovation in the markets in which we compete could have a material adverse impact on our business and results of operations.

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

     The success of the Merger will depend, in part, on Columbia’s ability to successfully combine the Columbia and Bancorp organizations. If Columbia is not able to achieve this objective, the anticipated benefits of the Merger may not be realized fully or at all or may take longer than expected to be realized, and in turn may cause the price of Columbia’s common stock to fall. Columbia and Bancorp have operated and, until the completion of the Merger, will continue to operate, independently. It is possible that the integration process or other factors could result in the loss or departure of key employees, the disruption of the ongoing business of Bancorp or inconsistencies in standards, controls, procedures and policies. It is also possible that clients, customers, depositors and counterparties of Bancorp could choose to discontinue their relationships with the combined company pre- or post-Merger because they prefer doing business with an independent company or for any other reason, which would adversely affect the future performance of the combined company. These transition matters could have an adverse effect on Bancorp during the pre-Merger period and on the combined company for an undetermined time after the completion of the Merger.

The Merger Agreement limits Bancorp’s ability to pursue an alternative transaction and requires Bancorp to pay a termination fee of $20,000,000 under certain circumstances relating to alternative acquisition proposals.

     The Merger Agreement prohibits Bancorp from soliciting, initiating, encouraging or knowingly facilitating certain alternative acquisition proposals with any third party, subject to exceptions set forth in the Merger Agreement. The Merger Agreement also provides for the payment by Bancorp to Columbia of a termination fee of $20,000,000 in the event that the Merger Agreement is terminated in certain circumstances, including, among others, certain changes in the recommendation of Bancorp’s board of directors, a failure of Bancorp’s shareholders to approve the Merger Agreement or the termination of the Merger Agreement in certain circumstances followed by an acquisition of Bancorp by a third party. These provisions may discourage a potential competing acquiror that might have an interest in acquiring Bancorp from considering or proposing such an acquisition.

The Merger is subject to the receipt of consents and approvals from governmental entities that may impose conditions that could have an adverse effect on Bancorp or the combined company following the Merger.

     Before the Merger may be completed, various approvals and consents must be obtained from the Federal Reserve Board, the DFCS and various other securities, antitrust, and other regulatory authorities. These governmental entities may impose conditions on the granting of such approvals and consents. Although Columbia and Bancorp do not currently expect that any such material conditions or changes will be imposed, there can be no assurance that they will not be, and such conditions or changes could have the effect of delaying completion of the Merger or imposing additional costs or limiting the revenues of the combined company following the Merger, any of which might have an adverse effect on Bancorp or the combined company following the Merger. In addition, each of Columbia and Bancorp has agreed to use its reasonable best efforts to avoid or overcome impediments to completing the Merger, including, among other things, making expenditures and incurring costs, raising capital, divesting or otherwise disposing of businesses or assets, and effecting the dissolution, internal merger or consolidation of subsidiaries or enhancing internal controls. Such actions may entail costs and may adversely affect Bancorp, or the combined company following the Merger.

The Merger is subject to certain closing conditions that, if not satisfied or waived, will result in the Merger not being completed, which may cause the price of Bancorp common stock to decline.

     The Merger is subject to customary conditions to closing, including the receipt of required regulatory approvals and approvals of the Columbia and Bancorp shareholders. If any condition to the Merger is not satisfied or waived, to the extent permitted by law, the Merger will not be completed. In addition, Columbia and Bancorp may terminate the Merger Agreement under certain circumstances even if the Merger Agreement is approved by Bancorp shareholders and the issuance of Columbia common stock in connection with the Merger is approved by Columbia shareholders. If Columbia and Bancorp do not complete the Merger, the trading price of Bancorp common stock may decline to the extent that the current price reflects a market assumption that the Merger will be completed. In addition, neither Bancorp nor Columbia would realize any of the expected benefits of having completed the Merger. If the Merger is not completed and Bancorp’s board of directors seeks another merger or business combination, Bancorp shareholders cannot be certain that Bancorp will be able to find a party willing to offer equivalent or more attractive consideration than the consideration Columbia has agreed to provide in the Merger. If the Merger is not completed, additional risks could materialize, which could materially and adversely affect the business, financial condition and results of operation of Bancorp.

The combined company expects to incur substantial expenses related to the Merger.

     The combined company expects to incur substantial expenses in connection with completing the Merger and combining the business, operations, networks, systems, technologies, policies and procedures of the two companies. Although Columbia and Bancorp have assumed that a certain level of transaction and combination expenses would be incurred, there are a number of factors beyond their control that could affect the total amount or the timing of expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately at the present time. Due to these factors, the transaction and combination expenses associated with the Merger and integration of the combined operations of Bancorp and Columbia could, particularly in the near term, exceed the savings that the combined company expects to achieve from the elimination of duplicative expenses and the realization of economies of scale and cost savings related to the combination of the businesses following the completion of the Merger. As a result of these expenses, both Columbia and Bancorp expect to take charges against their earnings before and after the completion of the Merger. The charges taken in connection with the Merger are expected to be significant, although the aggregate amount and timing of such charges are uncertain at present.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

     The principal properties owned by the Bank include a 40,000-square-foot office and branch facility in downtown Salem, Oregon, a 15,600-square-foot office and branch facility in Newport, Oregon, and a 12,000-square-foot branch and office facility in Lacey, Washington. In total, the Bank owns 26 buildings, primarily to house branch offices. The Bank leases the land under seven buildings and owns the land under 19 buildings. In addition, the Bank leases 39 office spaces and buildings for branch locations.

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

     The aggregate monthly rental on 46 leased properties is approximately $368,000.

ITEM 3.  LEGAL PROCEEDINGS

     On June 24, 2009, West Coast Trust was served with an Objection to Personal Representative's Petition and Petition for Surcharge of Personal Representative in Linn County Circuit Court. The petition was filed by the beneficiaries of the estate of Archie Q. Adams, for which West Coast Trust acts as the personal representative. The petitioners allege a breach of fiduciary duty with respect to West Coast Trust's prior sale of real property owned by the Adams estate and sought relief in the form of a surcharge to West Coast Trust of $215,573,115.60, the amount of the alleged loss to the estate. West Coast Trust filed a motion to dismiss on July 2, 2009, which was granted in a letter ruling dated September 15, 2009. Petitioners appealed and briefs have been filed. Appeals Court oral arguments were heard on November, 2012, and the Company has not yet received the Appeals Court decision. The Company believes the appeal and underlying petition are without merit.

     On October 3, 2012, a class action complaint was filed in the Circuit Court of the State of Oregon for the County of Multnomah against Bancorp, its directors, and Columbia challenging the Merger (as defined above): Gary M. Klein v. West Coast Bancorp, et al., Case No. 1210-12431. The complaint names as defendants Bancorp, all of the current members of Bancorp’s board of directors, and Columbia. The complaint alleges that the Bancorp directors breached their fiduciary duties to Bancorp and Bancorp’s shareholders by agreeing to the proposed Merger at an unfair price. The complaint also alleges that the proposed Merger is being driven by an unfair process, that the directors approved provisions in the Merger Agreement that constitute preclusive deal protection devices, that certain large shareholders of Bancorp are using the merger as an opportunity to sell their illiquid holdings in Bancorp, and that Bancorp directors and officers will obtain personal benefits from the Merger not shared equally by other Bancorp shareholders. The complaint further alleges that Bancorp and Columbia aided and abetted the directors’ alleged breaches of their fiduciary duties. Thereafter, on October 23, 2012, a second lawsuit challenging the Merger was filed in the Circuit Court of the State of Oregon for Clackamas County: Leoni v. West Coast Bancorp et al., Case No. CV12100728. On December 11, 2012, the parties filed a stipulation and proposed order consolidating the two lawsuits for all purposes in the Circuit Court of the State of Oregon for Multnomah County, under the caption In re West Coast Bancorp Shareholder Litigation, Lead Case No. 1210-12431.

     While Bancorp believes that the claims in both complaints are without merit, Bancorp agreed, in order to avoid the expense and burden of continued litigation and pursuant to the terms of the proposed settlement, to make in the joint proxy statement/prospectus concerning the proposed Merger certain supplemental disclosures related to the proposed Merger. Accordingly, on December 27, 2012, Bancorp and the other defendants in the two actions entered into a memorandum of understanding to settle both actions. The memorandum of understanding contemplates that the parties will enter into a stipulation of settlement. The stipulation of settlement will be subject to customary conditions, including court approval following notice to Bancorp’s stockholders. In the event that the parties enter into a stipulation of settlement, a hearing will be scheduled at which the Circuit Court of the State of Oregon for Multnomah County will consider the fairness, reasonableness, and adequacy of the settlement. If the settlement is finally approved by the court, it will resolve and release all claims in all actions that were or could have been brought challenging any aspect of the proposed Merger, the Merger Agreement, and any disclosure made in connection therewith, pursuant to terms that will be disclosed to stockholders before final approval of the settlement. There can be no assurance that the parties will ultimately enter into a stipulation of settlement or that the Circuit Court of the State of Oregon for Multnomah County will approve the settlement even if the parties were to enter into such stipulation. In such event, the proposed settlement as contemplated by the memorandum of understanding may be terminated.

ITEM 4. MINE SAFETY DISCLOSURES

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Stock Price and Dividends

     Bancorp Common Stock trades on the NASDAQ Global Select Market under the symbol “WCBO.” The high and low closing sale prices per share of our Common Stock for each quarter during the last two years are shown in the table below, together with dividend information for each period. The prices below do not include retail mark-ups, mark-downs or commissions, may not represent actual transactions and are not adjusted for dividends. As of December 31, 2012, there were approximately 1,600 holders of record of our Common Stock.

	2012			2011
	Market Price		Cash Dividend	Market Price		Cash Dividend
	High	Low	Declared	High	Low	Declared
1st Quarter	$19.60	$15.77	$0.00	$17.90	$14.55	$0.00
2nd Quarter	$20.15	$18.17	$0.00	$18.25	$15.00	$0.00
3rd Quarter	$22.52	$19.13	$0.05	$18.03	$12.96	$0.00
4th Quarter	$22.90	$21.24	$0.05	$16.74	$13.75	$0.00

     Payment of dividends by Bancorp is limited under federal and Oregon laws and regulations pertaining to Bancorp’s financial condition. Payment of dividends by the Bank is also subject to limitation under state and federal banking laws and by actions of state and federal banking regulators. For more information on this topic, see the discussion under the section “Supervision and Regulation” included in Item 1 of this report and the section “Liquidity and Sources of Funds” included in Item 7 of this report.

     Information regarding securities authorized for issuance under equity compensation plans is incorporated by reference from Part III, Item 12 of this report.

Issuer Purchases of Equity Securities

     The following table provides information about purchases of Common Stock by the Company during the quarter ended December 31, 2012:

			Total Number of Shares	Maximum Number of Shares Remaining
	Total Number of Shares	Average Price Paid	Purchased as Part of Publicly	at Period End that May Be Purchased
Period	Purchased/Cancelled [1]	per Share	Announced Plans or Programs [2]	Under the Plans or Programs
10/1/12 - 10/31/12	124	$21.98	-	210,364
11/1/12 - 11/30/12	-	$0.00	-	210,364
12/1/12 - 12/31/12	-	$0.00	-	210,364
Total for quarter	124		-

[1]	Shares repurchased by Bancorp during the quarter include shares repurchased from employees in connection with cancellation of restricted stock to pay withholding taxes totaling 124 shares, 0 shares, and 0 shares, respectively, for the periods indicated. There were no shares repurchased in the periods indicated pursuant to the Company’s corporate stock repurchase program publicly announced in July 2000 (the “Repurchase Program”) and described in footnote 2 below.
[2]	Under the Repurchase Program, the board of directors originally authorized the Company to purchase up to 66,000 common shares, which amount was increased by 110,000 shares in September 2000, by .2 million shares in September 2001, by .2 million shares in September 2002, by .2 million shares in April 2004, and by .2 million shares in September 2007 for a total authorized repurchase amount as of December 31, 2012, of approximately 1.0 million shares. 210,000 shares remain available for repurchase under the plan. The Company is required to advise and consult with the Federal Reserve prior to stock repurchases.

Five Year Stock Performance Graph

     The following chart compares the yearly percentage change in the cumulative shareholder return on our Common Stock during the five years ended December 31, 2012, with (1) the Total Return Index for the NASDAQ Stock Market (U.S. Companies) and (2) the Total Return Index for NASDAQ Bank Stocks. This comparison assumes $100.00 was invested on December 31, 2007, in our Common Stock and the comparison groups and assumes the reinvestment of all cash dividends prior to any tax effect and retention of all stock dividends. Bancorp’s total cumulative return was -71.9% over the five year period ended December 31, 2012, compared to -20.3% and 20.4% for the NASDAQ Bank Stocks and NASDAQ composite, respectively.

	Period Ended
Index	12/31/07	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12
West Coast Bancorp	100	37.9	12.2	17.8	19.7	28.1
NASDAQ Composite	100	60.2	87.3	103.1	102.3	120.4
NASDAQ Bank Index	100	78.8	65.9	75.1	67.2	79.7

ITEM 6. SELECTED FINANCIAL DATA

Consolidated Five Year Financial Data

     The following selected consolidated five year financial data should be read in conjunction with Bancorp’s audited consolidated financial statements and the related notes to those statements presented in Item 8 of this report.

(Dollars in thousands, except per share data)	As of and for the year ended December 31,
	2012	2011	2010	2009	2008
Interest income	$91,324	$98,675	$105,576	$112,150	$140,846
Interest expense	4,296	17,921	22,269	33,423	48,696
Net interest income	87,028	80,754	83,307	78,727	92,150
Provision (benefit) for credit losses	(983)	8,133	18,652	90,057	40,367
Net interest income (loss) after provision for credit losses	88,011	72,621	64,655	(11,330)	51,783
Noninterest income	31,827	31,819	32,697	9,129	24,629
Noninterest expense	84,085	90,875	90,337	108,288	90,323
Income (loss) before income taxes	35,753	13,565	7,015	(110,489)	(13,911)
Provision (benefit) for income taxes	12,247	(20,212)	3,790	(19,276)	(7,598)
Net income (loss)	$23,506	$33,777	$3,225	$(91,213)	$(6,313)

Net interest income on a tax equivalent basis [2]	$88,165	$81,870	$84,478	$80,222	$93,901

Per share data:
Basic earnings (loss) per share	$1.15	$1.65	$0.16	$(29.15)	$(2.05)
Diluted earnings (loss) per share	$1.08	$1.58	$0.16	$(29.15)	$(2.05)
Cash dividends	$0.10	$-	$-	$0.10	$1.45
Period end book value per common share	$16.49	$15.20	$13.04	$35.10	$63.15
Weighted average common shares outstanding	19,086	19,007	17,460	3,102	3,094
Weighted average diluted shares outstanding	20,286	19,940	18,059	3,102	3,094

Total assets	$2,488,180	$2,429,887	$2,461,059	$2,733,547	$2,516,140
Total deposits	$1,936,000	$1,915,569	$1,940,522	$2,146,884	$2,024,379
Total long-term borrowings	$77,900	$120,000	$168,599	$250,699	$91,059
Total loans, net	$1,465,481	$1,466,089	$1,496,053	$1,686,352	$2,035,876
Stockholders’ equity	$339,220	$314,479	$272,560	$249,058	$198,187
Financial ratios:
Return on average assets	0.97%	1.37%	0.13%	-3.49%	-0.25%
Return on average equity	7.18%	11.79%	1.21%	-45.66%	-3.06%
Average equity to average assets	13.54%	11.64%	10.32%	7.64%	8.04%
Dividend payout ratio	9.26%	0.00%	0.00%	-0.34%	-70.73%
Efficiency ratio [1]	70.29%	80.44%	78.14%	122.34%	72.79%
Net loans to assets	58.90%	60.34%	60.79%	61.69%	80.91%
Average yields earned [2]	4.06%	4.29%	4.40%	4.71%	5.92%
Average rates paid	0.30%	1.15%	1.27%	1.76%	2.60%
Net interest spread [2]	3.76%	3.14%	3.13%	2.95%	3.32%
Net interest margin [2]	3.87%	3.52%	3.48%	3.33%	3.90%
Nonperforming assets to total assets	1.66%	2.94%	4.09%	5.59%	7.86%
Allowance for loan losses to total loans	1.97%	2.35%	2.62%	2.23%	1.40%
Allowance for credit losses to total loans	2.03%	2.40%	2.67%	2.29%	1.45%
Net loan charge-offs to average loans	0.32%	0.87%	1.05%	4.21%	3.04%
Allowance for credit losses to nonperforming loans	120.86%	88.63%	67.07%	39.68%	23.46%
Allowance for loan losses to nonperforming loans	117.40%	86.73%	65.68%	38.74%	22.67%

[1]	The efficiency ratio has been computed as noninterest expense divided by the sum of net interest income on a tax equivalent basis and noninterest income excluding gains/losses on sales of securities.
[2]	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

Consolidated Quarterly Financial Data

     The following table presents selected consolidated quarterly financial data for each quarter of 2011 and 2012. The financial information contained in this table reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of the results of the interim periods.

2012
(Dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$22,424	$22,726	$22,841	$23,333
Interest expense	989	1,039	1,068	1,200
Net interest income	21,435	21,687	21,773	22,133
Provision (benefit) for credit losses	13	(593)	(492)	89
Noninterest income	7,274	8,172	8,494	7,887
Noninterest expense	20,277	21,307	21,476	21,025
Income before income taxes	8,419	9,145	9,283	8,906
Provision for income taxes	2,680	3,201	3,249	3,117
Net income	$5,739	$5,944	$6,034	$5,789

Earnings per share:
Basic [1]	$0.28	$0.29	$0.29	$0.28
Diluted	$0.26	$0.27	$0.28	$0.27

Return on average assets [2]	0.93%	0.97%	1.01%	0.98%
Return on average equity [2]	6.76%	7.14%	7.50%	7.34%

[1]	Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year
[2]	Ratios have been annualized.

2011
(Dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$23,932	$24,721	$25,104	$24,918
Interest expense	5,992	5,380	3,143	3,406
Net interest income	17,940	19,341	21,961	21,512
Provision for credit losses	1,499	1,132	3,426	2,076
Noninterest income	6,419	8,414	8,070	8,916
Noninterest expense	22,744	22,620	22,958	22,553
Income before income taxes	116	4,003	3,647	5,799
Provision (benefit) for income taxes	(17,646)	(2,273)	(987)	694
Net income	$17,762	$6,276	$4,634	$5,105

Earnings per share:
Basic	$0.87	$0.31	$0.23	$0.25
Diluted	$0.83	$0.29	$0.22	$0.25

Return on average assets [1]	2.88%	1.00%	0.76%	0.84%
Return on average equity [1]	23.68%	8.55%	6.58%	7.56%

[1]	Ratios have been annualized.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

  Changing bank regulatory conditions, policies, or programs, whether arising as new legislation or regulatory initiatives, that could lead to restrictions on activities of banks, increased costs, price controls on debit card interchange, or prohibition of certain income producing activities, or changes in the secondary market for bank loan and other products;

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

  The possibility that our proposed Merger with Columbia (the “Merger”) may not close when expected or at all because required regulatory, shareholder or other approvals or conditions to the closing of the Merger are not received or are not satisfied on a timely basis or at all;

  Changes in Columbia’s stock price, before closing of the Merger, including those which result from the financial performance of Columbia and/or Bancorp prior to closing, or more generally due to broader stock market movements or the performance of financial companies and peer group companies;

  Expected benefits from the Merger may not be fully realized or may take longer to realize than expected, including as a result of changes in general economic and market conditions, interest rates, monetary policy, laws and regulations and their enforcement, and the degree of competition in the geographic and business areas in which Bancorp operates;

  Bancorp’s business may not be integrated into Columbia’s successfully, or such integration may take longer to accomplish than expected;

  Operating costs, customer relationship losses and business disruptions relating to the Merger, including adverse developments in relationships with employees may be greater than expected;

  The anticipated growth opportunities and cost savings from the Merger may not be fully realized or may take longer to realize than expected; and

  Management time and effort may be diverted to resolving merger-related issues.

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

Overview

     2012 Financial Overview

     The Company’s operating highlights in 2012 included:

  Pre-tax income of $35.8 million, which includes $1.7 million of merger-related expenses, represents an increase of $22.2 million from $13.6 million in 2011;

  A provision for income taxes of $12.2 million, compared to a benefit of $20.2 million in 2011 which was largely caused by the reversal of a significant deferred tax asset valuation allowance in the fourth quarter of 2011 that was accumulated in prior years;

  Net income of $23.5 million compared to $33.8 million in 2011, which was impacted by the reversal of the deferred tax asset valuation allowance;

  A return on average assets of .97%;

  An average rate paid on total deposits of .09%, a decline from .26% in 2011;

  A benefit for credit losses of $1.0 million, compared to a provision for credit losses of $8.1 million in 2011;

  Net loan charge-offs of $4.7 million, a decline from $13.2 million in 2011;

  Net other real estate owned (“OREO”) valuation adjustments and gains and losses on sales of $2.8 million, a reduction from $3.2 million in 2011;and

  Operating noninterest expense, excluding merger-related charges, of $82.3 million, a 9% reduction from $90.9 million in 2011.

     The financial condition of Bancorp and the Bank continued to strengthen in 2012, as evidenced by:

  The Bank’s Total and Tier 1 risk-based capital ratios increasing to 21.20% and 19.95%, respectively, at December 31, 2012, up from 19.92% and 18.66% at December 31, 2011;

  The Bank’s leverage ratio improving to 15.07% at December 31, 2012, from 14.09% a year ago; and

  Total nonperforming assets decreasing by 42% or $30.2 million over the past twelve months to $41.2 million at year end 2012.

     The Company’s Board of Directors declared and the Company paid a cash dividend of $.05 per share common share and $.50 per share of Series B Preferred Stock for third and fourth quarters 2012, with the fourth quarter dividend paid in January 2013. Amounts paid to holders of Series B Preferred Stock are equal to amounts that would have been received if such Series B preferred stock had been converted to common stock prior to payment of the dividend. The declaration of the dividends reflected the Company’s strong capital position and continued profitability.

     Agreement and Plan of Merger

     On September 25, 2012, Bancorp entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Columbia Banking System, Inc., a Washington corporation (“Columbia”). Under the terms of the Merger Agreement a newly formed subsidiary of Columbia will merge with and into Bancorp (the “Merger”), with Bancorp continuing as the surviving corporation (the “Surviving Corporation”). As soon as reasonably practicable following the Merger, and as part of a single integrated transaction, the Surviving Corporation will be merged with and into Columbia (together with the Merger, the “Mergers”).

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

     Current Regulatory Matters

     As of February 19, 2013, the regulatory order (the “Order”) between the Bank and the FDIC was terminated. On October 18, 2011, the Bank received the Order from the FDIC relating to its overdraft practices. As part of the Order, the Bank agreed to implement certain procedural improvements relating to its compliance function and overdraft program, pay a civil money penalty of $390,000, and make restitution to certain customers in accordance with the formula set out in the Order of approximately $246,000.

     As of June 27, 2012, the Written Agreement between Bancorp and the Federal Reserve Bank of San Francisco (“Federal Reserve”) and the Oregon Department of Consumer and Business Services Division of Finance and Corporate Securities (“DFCS”) was terminated. The Federal Reserve continues to require that we inform and consult with it and seek a non-objection notice ahead of declaring and paying cash dividends to shareholders. Bancorp received such non-objection notice in conjunction with the $.05 per share shareholder cash dividends declared by its Board of Directors on September 25, 2012, and December 11, 2012, paid in October 2012 and January 2013.

     As of November 29, 2012, the Memorandum of Understanding (“MOU”) between West Coast Bank, the FDIC and DFCS was also terminated. The MOU required that during the life of the MOU the Bank would not pay dividends without the written consent of the FDIC and DFCS and that the Bank maintained higher levels of capital than required by published capital adequacy requirements.

Income Statement Overview

     Our net income for the full year 2012 was $23.5 million, compared to $33.8 million in 2011 and $3.2 million in 2010. Earnings per diluted share for the years ended December 31, 2012, 2011, and 2010 were $1.08, $1.58, and $.16, respectively. Return on average assets was .97% in 2012, a decline from 1.37% in 2011 and an increase from .13% in 2010. In 2011, net income, earnings per share, and return on assets benefited materially from the full reversal of the Company’s deferred tax asset valuation allowance. Our full year 2012 pre-tax income was $35.8 million, or $37.5 million excluding merger-related expenses of $1.7 million, and represented an increase of $23.9 million from $13.6 million in 2011. The increase in the 2012 pre-tax income as compared to 2011 pre-tax income was primarily due to an increase in net interest income and reductions in the provision for credit losses and noninterest expense. The improved net income in 2011 when compared to 2010 was primarily due to the reversal of the Company’s deferred tax asset valuation allowance and a reduction in provision for credit losses in 2011 compared to 2010.

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

(Dollars in thousands)	Year Ended December 31,			Increase (Decrease)		Percentage Change
	2012	2011	2010	12-11	11-10	12-11	11-10
Interest and fee income [1]	$92,461	$99,791	$106,747	($7,330)	($6,956)	-7.3%	-6.5%
Interest expense	$4,296	$17,921	$22,269	($13,625)	($4,348)	-76.0%	-19.5%
Net interest income [1]	$88,165	$81,870	$84,478	$6,295	($2,608)	7.7%	-3.1%

Average interest earning assets	$2,277,955	$2,324,016	$2,425,073	($46,061)	($101,057)	-2.0%	-4.2%
Average interest bearing liabilities	$1,420,677	$1,558,434	$1,751,296	($137,757)	($192,862)	-8.8%	-11.0%

Average interest earning assets/
Average interest bearing liabilities	160.34%	149.13%	138.47%	11.22%	10.65%
Average yield earned [1]	4.06%	4.29%	4.40%	-0.23%	-0.11%
Average rate paid	0.30%	1.15%	1.27%	-0.85%	-0.12%
Net interest spread [1]	3.76%	3.14%	3.13%	0.62%	0.01%
Net interest margin [1]	3.87%	3.52%	3.48%	0.35%	0.04%

[1]	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis.

     Net interest income on a tax equivalent basis totaled $88.2 million for the year ended December 31, 2012, an increase of $6.3 million or 7.7% from $81.9 million in 2011. The net interest margin increased 35 basis points to 3.87% in 2012 from 3.52% in 2011. The increase in net interest income and margin from 2011 to 2012 was primarily due to Federal Home Loan Bank of Seattle (the “FHLB”) borrowing prepayment charges of $7.1 million in 2011 and the resulting benefit in 2012 from refinancing the majority of the FHLB borrowings in 2011 at lower rates. Excluding the prepayment charge, the net interest margin in 2011 would have been 3.83%. The 2012 net interest income and margin also benefited from lower rates paid on interest bearing deposits and a continued change in deposit mix to lower cost demand deposits and the lower volume of FHLB borrowings. The combined favorable effect from these factors more than offset the impact from lower loan average balances and lower yields on both loan and investment securities portfolios in 2012 compared to 2011. In 2010, net interest income on a tax equivalent basis was $84.5 million and the net interest margin was 3.48%. The $2.6 million decrease in net interest income from 2010 to 2011 was principally due to FHLB borrowing prepayment charges of $7.1 million in 2011, an increase from $2.3 million in 2010. Additionally, the benefits from lower rates paid on interest bearing deposits, a change in the mix to lower cost demand deposits, as well as lower cash balances at the Federal Reserve, more than offset lower loan balances, a significant shift in the Company’s earning assets mix from loan to investment securities balances, and lower yields on both loan and investment securities portfolios.

     Changing interest rate environments, including the slope, level of, and changes in the yield curve, competitive pricing pressure, and changing economic conditions, could lead to higher deposit and borrowing costs, lower loan yields, reduced net interest margin and spread and lower loan fees, all of which could lead to additional pressure on our net interest income. For more information regarding interest rates, see the discussion under the section “Quantitative and Qualitative Disclosures about Market Risk” in the Item 7A of this report.

     As of December 31, 2012, the Bank had $755.4 million in floating and adjustable rate loans with interest rate floors, with $610.7 million of these loans at their floor rate. At year end 2011, $729.7 million in floating and adjustable rate loans had interest rate floors, with $550.9 million at their floor rate. The floors have benefited the Company’s loan yield and net interest income and margin over the past few years given the extremely low market interest rate environment. If interest rates rise, the Company anticipates yields on loans at floors will initially lag underlying changes in market interest rates and adversely affect our net interest income and margin, although the overall effect will depend on how quickly and dramatically market interest rates rise, as well as how the slope of the market yield curve changes.

     Until our loan balances begin to expand and become a larger component of our overall earning assets balance and the volume of non-interest bearing deposit balances increase, we project continued pressure on the Company’s yield on earning assets and net interest income and margin.

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

	Year Ended December 31,
(Dollars in thousands)	2012			2011			2010
	Average			Average	Interest		Average	Interest
	Outstanding	Interest	Yield/	Outstanding	Earned/	Yield/	Outstanding	Earned/	Yield/
	Balance	Earned/Paid	Rate [1]	Balance	Paid	Rate [1]	Balance	Paid	Rate [1]
ASSETS:
Interest earning balances
due from banks	$43,859	$122	0.28%	$67,332	$184	0.27%	$188,925	$493	0.26%
Federal funds sold	2,610	2	0.08%	3,796	3	0.08%	6,194	6	0.09%
Taxable securities	680,047	13,949	2.05%	677,840	16,177	2.39%	547,960	14,493	2.64%
Nontaxable securities [2]	66,185	3,249	4.91%	57,053	3,190	5.59%	58,139	3,346	5.76%
Loans, including fees [3]	1,485,254	75,139	5.06%	1,517,995	80,237	5.29%	1,623,855	88,409	5.44%
Total interest earning assets	2,277,955	92,461	4.06%	2,324,016	99,791	4.29%	2,425,073	106,747	4.40%

Allowance for loan losses	(33,096)			(38,456)			(42,003)
Premises and equipment	23,247			25,919			27,517
Other assets	150,522			149,315			165,284
Total assets	$2,418,628			$2,460,794			$2,575,871

LIABILITIES AND
STOCKHOLDERS' EQUITY:
Interest bearing demand	$368,284	$128	0.03%	$362,334	$226	0.06%	$335,134	$447	0.13%
Savings	130,365	67	0.05%	112,385	125	0.11%	103,531	278	0.27%
Money market	597,376	544	0.09%	654,329	1,723	0.26%	659,542	3,939	0.60%
Time deposits	147,713	1,000	0.68%	217,149	2,899	1.34%	388,500	7,466	1.92%
Short-term borrowings [4]	14,268	115	0.81%	14,653	1,004	6.85%	7,570	494	6.52%
Long-term borrowings 4 5	162,671	2,442	1.50%	197,584	11,944	6.05%	257,019	9,645	3.75%
Total interest bearing
liabilities	1,420,677	4,296	0.30%	1,558,434	17,921	1.15%	1,751,296	22,269	1.27%
Demand deposits	647,323			592,630			540,280
Other liabilities	23,108			23,332			18,486
Total liabilities	2,091,108			2,174,396			2,310,062
Stockholders' equity	327,520			286,398			265,809
Total liabilities and
stockholders' equity	$2,418,628			$2,460,794			$2,575,871
Net interest income		$88,165			$81,870			$84,478
Net interest spread			3.76%			3.14%			3.13%

Net interest margin			3.87%			3.52%			3.48%

[1]	Yield/rate calculations have been based on more detailed information and therefore may not recompute exactly due to rounding.
[2]	Interest earned on nontaxable securities has been computed on a 35% tax equivalent basis. The tax equivalent basis adjustment for the years ended December 31, 2012 and 2011 was $1.1 million, and 2010 was $1.2 million.
[3]	Includes balances of loans held for sale and nonaccrual loans.
[4]	Includes portion of $7.1 million prepayment fee in connection with prepaying $168.6 million in FHLB borrowings in the year 2011 and a portion of $2.3 million prepayment fee in connection with prepaying $99.1 million in FHLB borrowings in the year 2010. The maximum amount of short-term borrowings held during the year was $50.0 million and $39.2 million for the years ended December 31, 2012 and 2011, respectively.
[5]	Includes junior subordinated debentures with average balance of $51.0 million for 2012, 2011 and 2010.

     Net Interest Income – Changes Due to Rate and Volume. The following table sets forth the dollar amounts of the changes in consolidated net interest income attributable to changes in volume and to changes in interest rates. Changes not due solely to volume or rate and changes due to new product lines, if any, are allocated to volume.

	Year Ended December 31,
	2012 compared to 2011			2011 compared to 2010

(Dollars in thousands)	Increase (Decrease) due to:		Total Increase	Increase (Decrease) due to:		Total Increase
	Volume	Yield/Rate	(Decrease)	Volume	Yield/Rate	(Decrease)
Interest income:
Interest earning balances due
from banks	$(64)	$2	$(62)	$(317)	$8	$(309)
Federal funds sold	(1)	-	(1)	(2)	(1)	(3)
Investment security income:
Interest on taxable securities	79	(2,307)	(2,228)	3,903	(2,219)	1,684
Interest on nontaxable securities [1]	511	(452)	59	(63)	(93)	(156)
Loans, including fees on loans	(1,251)	(3,847)	(5,098)	(4,699)	(3,473)	(8,172)
Total interest income [1]	(726)	(6,604)	(7,330)	(1,178)	(5,778)	(6,956)

Interest expense:
Interest bearing demand	4	(102)	(98)	36	(257)	(221)
Savings	20	(78)	(58)	24	(177)	(153)
Money market	(150)	(1,029)	(1,179)	(31)	(2,185)	(2,216)
Time deposits	(1,068)	(830)	(1,898)	(3,446)	(1,121)	(4,567)
Short-term borrowings [2]	(26)	(863)	(889)	462	48	510
Long-term borrowings 2 3	(2,111)	(7,392)	(9,503)	(2,231)	4,530	2,299
Total interest expense	(3,331)	(10,294)	(13,625)	(5,186)	838	(4,348)
Increase (decrease) in net interest income [1]	$2,605	$3,690	$6,295	$4,008	$(6,616)	$(2,608)

[1]	Tax exempt income has been adjusted to a tax-equivalent basis using a 35% tax equivalent basis.
[2]	Includes portion of $7.1 million prepayment fee in connection with prepaying $168.6 million in FHLB borrowings in the year 2011. The year ending 2010 includes a $2.3 million prepayment fee in connection with prepaying $99.1 million in FHLB borrowings.
[3]	Long-term borrowings include junior subordinated debentures.

     For the year ended December 31, 2012, lower loan balances and yields on loan and investment securities portfolio balances were the main drivers of the $7.3 million decline in interest income as compared to 2011. However, reduced interest expense in 2012, principally caused by a $7.1 million prepayment fee in 2011 that did not recur in 2012 and lower time deposit and FHLB borrowing balances in 2012, along with lower rates on interest bearing deposits and FHLB borrowings more than offset the decline in interest income. As a result, net interest income increased $6.3 million in 2012 compared to 2011. Net interest income declined $2.6 million in 2011 compared to 2010. As noted above, 2011 figures include the $7.1 million charge associated with prepaying FHLB borrowings in 2011 compared to $2.3 million in such charges in 2010. The decline in interest income on loans from 2010 to 2011 was partly offset by a reduction in interest expense on money market and time deposit balances over the same period.

     Provision (Benefit) for Credit Losses. The provision for credit losses is comprised of two primary components, a provision for loan losses related to outstanding loans and a provision for losses related to unfunded commitments. The provision for credit losses reflects changes in the credit quality of the entire loan portfolio. The provision for credit losses is recorded to bring the allowance for loan losses and the reserve for unfunded commitments to amounts considered appropriate by management based on factors which are described in the “Credit Management” and “Allowance for Credit Losses and Net Loan Charge-offs” sections in this Item 7 of this report.

     The benefit for credit losses was $1.0 million for the year ended December 31, 2012, compared to a provision for credit losses of $8.1 million and $18.7 million for the years ended December 31, 2011 and 2010, respectively. Net loan charge-offs were $4.7 million, $13.2 million, and $17.0 million, over those same years.

     The provision for credit losses decreased $9.1 million in 2012 compared to 2011, primarily due to a significant reduction in unfavorable loan risk rating migration within the Company’s loan portfolio in 2012 compared to 2011 and lower net loan charge-offs in all loan categories. The $8.1 million provision for credit losses in 2011 was significantly lower than the $18.7 million provision for credit losses in 2010. The lower provision for credit losses in 2011 reflected a significant reduction in unfavorable loan risk rating migration in 2011 and lower net charge-offs within the loan portfolio compared to 2010.

     The level of the Company’s future provisioning will be heavily dependent on the local real estate market for both residential and commercial properties, general economic conditions nationally and in the areas in which we do business, and the effects of any changes in interest rates.

     Noninterest Income. Our noninterest income for the year ended December 31, 2012, was $31.8 million, which was substantially unchanged from 2011. Deposit service charges in 2012 declined $1.5 million or 12% from 2011, as we implemented FDIC regulations requiring that depositors opt in to certain overdraft programs. Payment systems related revenues decreased $.1 million in 2012 compared to 2011 mainly as a result of a decrease in number of deposit transaction accounts and associated cards. Trust and investment service revenue increased 4% or $.2 million in 2012 compared to 2011. In 2012, gains on sales of loans were $2.3 million, up 72% from $1.3 million for 2011. This increase was primarily due to a higher volume of sales of SBA loans. The Company recorded net gains on sales of securities of $.4 million in 2012 compared to $.7 million in 2011. In 2012, OREO valuation adjustments, which are a component of noninterest income, declined to $3.0 million from $4.8 million in 2011. This $1.8 million decline was primarily due to a reduction in OREO property balances in 2012 compared to 2011 as well as stabilization in residential real estate property values within our markets in 2012. Net OREO gains on sales was $.2 million in 2012, a reduction from $1.6 million in 2011. Total noninterest income before the effects of total OREO losses was $34.6 million in 2012 compared to $35.1 million in 2011.

     Our noninterest income for the year ended December 31, 2011, was $31.8 million, which was down $.9 million or 3%, compared to $32.7 million in 2010. The 2011 decrease predominantly reflected a $2.3 million decrease in deposit service charges resulting from implementing FDIC regulation of overdraft programs in second quarter of 2011.

     Our ability to increase noninterest income in the future will be dependent on many factors, including the effects of legislation and related regulations, pricing changes by the payment card networks, or the possibility of other regulations limiting bank activities. Our ability to retain and grow deposit balances, level of interest rates, and the success in developing and distributing new products could also be impacted by the factors noted above. Additional OREO valuation adjustments and competitive factors could also adversely affect our noninterest income.

     The following table illustrates the components and change in noninterest income for the periods shown:

(Dollars in thousands)	Full year	Full year	2012 to 2011	Full year	2011 to 2010
	2012	2011	Change	2010	Change
Noninterest income
Service charges on deposit accounts	$11,816	$13,353	$(1,537)	$15,690	$(2,337)
Payment systems related revenue	12,246	12,381	(135)	11,393	988
Trust and investment services revenues	4,700	4,503	197	4,267	236
Gains on sales of loans	2,295	1,335	960	1,197	138
Other	3,257	2,949	308	3,003	(54)
Other-than-temporary impairment losses	(49)	(179)	130	-	(179)
Gain on sales of securities, net	375	713	(338)	1,562	(849)
Total	34,640	35,055	(415)	37,112	(2,057)

OREO gains (losses) on sales, net	194	1,596	(1,402)	2,234	(638)
OREO valuation adjustments	(3,007)	(4,832)	1,825	(6,649)	1,817
Total	(2,813)	(3,236)	423	(4,415)	1,179

Total noninterest income	$31,827	$31,819	$8	$32,697	$(878)

     Noninterest Expense. Total noninterest expense of $84.1 million in 2012, reflects a decrease of $6.8 million, or 8%, from $90.9 million in 2011. Excluding merger-related expenses of $1.7 million, total noninterest expense declined $8.5 million or 9% as compared to 2011. Principally as a result of cost savings initiatives implemented over the past eighteen months, including seven branch closures in late 2011 and the first part of 2012, noninterest expense declined in nearly all categories from 2011. Salaries and employee benefits declined $2.8 million or 6%, primarily reflecting a reduction in number of employees. Marketing expenses in 2012 decreased $1.4 million principally due to a reduction in direct mailing campaigns and reduced print advertising. The $2.1 million decrease in other noninterest expenses in 2012 was attributable, in part, to a $.9 million decrease in FDIC insurance premium as well as no expense in 2012 related to cost savings initiatives compared to $1.3 million in 2011. Noninterest expense in 2011 increased $.6 million, or 1%, from $90.3 million in 2010, primarily due the $2.7 million increase in salaries and employee benefits expense largely caused by higher incentive and commission expenses, and $1.3 million in expense related to cost savings initiatives implemented in 2011. These increases were substantially offset by lower FDIC expense premiums and OREO expenses in 2011 as well as an accrual for a contingent liability made in 2010 which was partially reversed in 2011.

     Changing business conditions, increased costs in connection with retention of key employees, lower loan production volumes causing deferred loan origination costs to decline, unexpected increases in OREO expenses, or a failure to manage our operating and control environments could adversely affect our ability to limit expense growth in the future.

     The following table illustrates the components and changes in noninterest expense for the periods shown:

(Dollars in thousands)	Full year	Full year	2012 to 2011	Full year	2011 to 2010
	2012	2011	Change	2010	Change
Noninterest expense
Salaries and employee benefits	$45,743	$48,587	$(2,844)	$45,854	$2,733
Equipment	6,193	6,113	80	6,247	(134)
Occupancy	8,179	8,674	(495)	8,894	(220)
Payment systems related expense	4,401	5,141	(740)	4,727	414
Professional fees	3,416	4,118	(702)	3,991	127
Postage, printing and office supplies	2,910	3,265	(355)	3,148	117
Marketing	1,585	3,003	(1,418)	3,086	(83)
Communications	1,604	1,549	55	1,525	24
Other noninterest expense	8,282	10,425	(2,143)	12,865	(2,440)
Total noninterest expense excluding merger-related expenses	$82,313	$90,875	$(8,562)	$90,337	$538

Merger-related expenses	1,772	-	1,772	-	-
Total noninterest expense	$84,085	$90,875	$(6,790)	$90,337	$538

     Income Taxes. The Company recorded a provision for income taxes of $12.2 million for the full year 2012 compared to a benefit of $20.2 million for 2011. As of December 31, 2011, the Company determined it was appropriate to fully reverse its deferred tax asset valuation allowance accumulated in prior years. Based on the analysis of positive and negative evidence at December 31, 2011, including the Company’s return to profitability over the prior six quarters, no deferred tax asset valuation allowance was deemed necessary as of December 31, 2011. The Company recorded a tax provision of $3.8 million in 2010.

The reconciliation between the Company’s effective tax rate on income and the statutory rate is as follows:

(Dollars in thousands)	Year ended December 31,
	2012	2011	2010
Expected federal income tax (benefit) provision [1]	$12,514	$4,612	$2,385
State income tax, net of federal income tax effect	999	422	66
Interest on obligations of state and political subdivisions
exempt from federal tax	(785)	(755)	(901)
Federal low income housing tax credits	(477)	(535)	(427)
Bank owned life insurance	(321)	(305)	(302)
Change in deferred tax asset valuation allowance	-	(23,464)	2,465
Other, net	317	(187)	504
Total (benefit) provision for income taxes	$12,247	$(20,212)	$3,790

[1]	Federal income tax provision applied at 35% in 2012 and 34% in 2011 and 2010.

     For more information regarding the Company’s income taxes, see Note 15 “Income Taxes” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

Balance Sheet Overview

     Year end 2012 balance sheet highlights were as follows:

  Total assets were $2.5 billion as of December 31, 2012, up slightly from $2.4 billion at December 31, 2011;

  Total loan balances remained relatively unchanged at $1.5 billion as compared to year end 2011;

  The combined balance of total cash and cash equivalents and investment securities was substantial at $909.7 million at December 31, 2012, and represented 39% of earning assets at year end, as compared to $822.1 million and 36%, respectively, at December 31, 2011; and

  Time deposits and money market deposits collectively declined $98.8 million during 2012 while noninterest bearing, interest bearing demand, and savings deposits collectively grew $119.2 million over the same period, resulting in total deposits remaining relatively unchanged at $1.9 billion at December 30, 2012, as compared to year end 2011.

     Our balance sheet management efforts continue to be focused on:

  Shifting our earning asset mix toward loan balances by increasing new loan origination production within our concentration parameters to targeted customer segments within our markets as opportunities arise;

  Resolving nonaccrual loans and disposing of OREO properties; and

  Managing the size of our balance sheet and maintaining strong capital ratios and liquidity.

     Given the relatively weak new commercial and residential real estate construction market conditions and fierce competition for viable and qualified new construction projects in our operating area, we expect our real estate construction loan originations and balances to remain at modest levels in 2013 as compared to historical lending patterns. We do, however, anticipate more opportunities for growth within the term commercial real estate and commercial loan categories. Our ability to achieve loan growth will be dependent on many factors, including the effects of the Merger, the effects of competition, health of the real estate market, economic conditions in our markets, borrower usage of available lines, retention of key personnel and valued customers, and our ability to close loans in the pipeline.

Cash and Cash Equivalents

     Total cash and cash equivalents balances of $137.6 million at December 31, 2012, increased $45.4 million from $92.2 million at December 31, 2011.

(Dollars in thousands)	Dec. 31,	% of	Dec. 31,	% of	Change		Dec. 31,	% of
	2012	total	2011	total	Amount	%	2010	total
Cash and Cash equivalents:
Cash and due from banks	$70,119	51%	$59,955	65%	$10,164	17%	$42,672	24%
Federal funds sold	4,059	3%	4,758	5%	(699)	-15%	3,367	2%
Interest-bearing deposits in other banks	63,433	46%	27,514	30%	35,919	131%	131,952	74%
Total cash and cash equivalents	$137,611	100%	$92,227	100%	$45,384	49%	177,991	100%
								.

Investment Portfolio

     The following table shows the amortized cost and fair value of Bancorp’s investment portfolio. At December 31, 2012, Bancorp had no securities classified as held to maturity.

	December 31, 2012			December 31, 2011
			Net			Net
	Amortized		Unrealized	Amortized		Unrealized
(Dollars in thousands)	Cost	Fair Value	Gain/(Loss)	Cost	Fair Value	Gain/(Loss)
U.S. Treasury securities	$200	$200	-	$200	$203	3
U.S. Government agency securities	238,775	243,197	4,422	216,211	219,631	3,420
Corporate securities	14,303	9,138	(5,165)	14,351	8,507	(5,844)
Mortgage-backed securities	414,162	425,113	10,951	419,510	428,725	9,215
Obligations of state and political subdivisions	77,827	82,679	4,852	56,003	60,732	4,729
Equity investments and other securities	11,213	11,782	569	11,318	12,046	728
Total Investment Portfolio	$756,480	$772,109	$15,629	$717,593	$729,844	$12,251

     At December 31, 2012, the estimated fair value of the investment portfolio was $772.1 million, an increase of $42.3 million or 5.8% from $729.8 million at year end 2011. The estimated net unrealized gain on the investment portfolio at December 31, 2012, was $15.6 million, or 2.1% of the amortized cost base of the total portfolio, compared to $12.3 million and 1.7%, respectively, at year end 2011. During 2012, the net unrealized gain on mortgage-backed securities increased $1.7 million to $11.0 million at year end while the unrealized gain on U.S. Government agency securities increased $1.0 million to $4.4 million. The net unrealized gains in the obligations of state and political subdivisions category remained relatively unchanged from year end 2011. The unrealized loss on the corporate securities portfolio declined $.7 million during 2012.

     During 2012, in terms of amortized cost, we increased our investment securities balance by $38.9 million, and the purchases were primarily of U.S. Government agency securities with 3 to 5 year maturities, fully amortizing mortgage-backed securities, and municipal securities. Our municipal securities purchases consisted principally of Oregon and Washington school district securities with State guarantees. Our U.S. Government agency securities and obligations of state and political subdivisions balances increased by $23.6 million and $21.9 million, respectively, during 2012, as part of our efforts to maintain portfolio diversification, provide collateral for public funds and borrowings sources, and to reduce low yielding cash and cash equivalent balances.

     For more information regarding the Company’s fair value calculations, see Note 17 “Fair Value Measurement and Fair Value of Financial Instruments” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

     At December 31, 2012, the corporate securities portfolio included four pooled trust preferred securities with amortized cost of $13.8 million and an estimated fair market value of $8.6 million resulting in an estimated $5.2 million unrealized loss. This unrealized loss was associated with the decline in market value since purchase of our investment in these pooled trust preferred securities. The collateral supporting these securities is debt issued by banks and insurance companies. Continued wide credit and liquidity spreads contributes to the lower market value of these securities.

     In the second quarter of 2011, the Company recorded a credit related other-than-temporary impairment (“OTTI”) charge of $.2 million pretax related to one of the pooled trust preferred securities, which also was placed on nonaccrual status at the same time. An additional credit related OTTI charge of $49,000 pretax relating to this same security was deemed necessary in the first quarter of 2012. We do not intend to sell this security, and it is not likely that we will be required to sell this security, but we do not expect to recover the entire amortized cost basis of the security. The amount of OTTI related to credit losses recognized in earnings represents the amortized cost of the security that we do not expect to recover and is based on the estimated cash flow expected from the security, discounted by the estimated future coupon rates of the security. We estimate cash flows based on the performance of the underlying collateral for the security and the overall structure of the security. Factors considered in the performance of underlying collateral include current default and deferral rates, estimated future default, deferral and recovery rates, and prepayment rates. Factors considered in the overall structure of the security include the impact of the underlying collateral cash flow on debt coverage tests and subordination levels. The remaining impairment on this security that is related to all other factors is recognized in other comprehensive income. Given regulatory guidelines on expectation of full payment of interest and principal as well as extended principal in kind payments, this pooled trust preferred security was placed on nonaccrual status. In addition, in October 2011 the Company placed a second pooled trust preferred security with principal in kind payments on nonaccrual status. While this security had an impairment loss of $1.5 million at December 31, 2012, based on our projections of future interest and principal payments, this security had no credit related OTTI as of December 31, 2012. At year end 2012, the pooled trust preferred securities were rated C or better by the rating agencies that cover these securities. They have several features that reduce credit risk, including seniority over certain tranches in the same pool and the benefit of certain collateral coverage tests.

     At December 31, 2012, our mortgage-backed securities portfolio had an amortized cost base of $414.2 million and a fair market value of $425.1 million. This portfolio consisted of U.S. Agency backed mortgages with an amortized cost of $361.7 million and U.S. Government backed mortgage securities with an amortized cost of $52.5 million. Floating or adjustable rate securities represented $9.0 million of this portfolio while the remainder consisted of fixed rate securities. Ten and fifteen year pass-through mortgages, with a projected average life of 3.7 years represented the majority of fixed rate securities within this portfolio. Mortgage backed securities are subject to prepayment risk. Rising prepayments reduces the projected average life and accelerates the amortization of premium thus reducing the income from this portfolio. At December 31, 2012, the bank owned no privately issued mortgage backed securities.

     Our portfolio of securities representing obligations of state and political subdivisions had a fair value of $82.7 million, with an amortized cost of $77.8 million, indicating an unrealized gain of $4.9 million. At December 31, 2012, the ratings associated with the securities in this segment were: 5% AAA, 81% AA, 8% A, 4% BBB, and 2% non-rated. At December 31, 2011, the ratings associated with the securities in this segment were: 7% AAA, 74% AA, 10% A, 7% BBB, and 2% non-rated.

     At December 31, 2012, our equity and other investment securities had a fair value of $11.8 million and consisted of three investments in mutual fund shares and three investments in government backed Housing and Urban Development (“HUD”) Bonds. In addition to interest income, these investments provide the Bank with a Community Reinvestment Act (“CRA”) benefits.

     The following table summarizes the contractual maturities and weighted average yields on Bancorp’s investment securities:

			After		After
(Dollars in thousands)	One year		One through		Five through		Due after
	or less	Yield	five years	Yield	ten years	Yield	ten years	Yield	Total	Yield
U.S. Treasury securities	$-	-	$200	0.25%	$-	-	$-	-	$200	0.25%
U.S. Government agency securities	102	4.37%	180,243	2.12%	62,852	1.34%	-	-	243,197	1.92%
Obligations of state and
political subdivisions [1]	1,937	5.62%	21,901	5.29%	40,783	5.31%	18,058	4.36%	82,679	5.10%
Other securities [2]	7	5.99%	2,475	4.20%	163,278	2.91%	280,273	3.16%	446,033	3.07%
Total [1]	$2,046	5.55%	$204,819	2.48%	$266,913	2.91%	$298,331	3.23%	$772,109	2.30%

[1]	Yields are stated on a federal tax equivalent basis at 35%.
[2]	Contractual maturities do not reflect prepayments on mortgage-backed and asset-backed securities. Actual durations are anticipated to be significantly shorter than contractual maturities.

     The expected duration, based upon maturity date and estimated prepayment speeds, of Bancorp’s investment portfolio increased from 2.5 years at December 31, 2011, to 3.0 years at December 31, 2012. The Company elected to maintain a relatively short expected duration in light of the continued historically low market interest rate environment. Management may consider selling certain securities and realizing gains and/or losses in the Company’s investment portfolio on an on-going basis as part of Bancorp’s overall business strategy. For more information regarding Bancorp’s investment securities, see Note 2 “Investment Securities” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

FHLB Securities

     At December 31, 2012, Bancorp owned FHLB stock of $11.9 million, a slight decrease from $12.1 million at year end 2011. The FHLB stock is carried at amortized cost which equals its par value because the shares can only be redeemed with the FHLB at par. The Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages and FHLB advances. Stock redemptions are at the discretion of the FHLB or of the Company upon prior notice to the FHLB of five years for FHLB Class B stock or six months for FHLB Class A stock. The Company analyzes FHLB stock for OTTI. The evaluation of OTTI on FHLB stock is based on an assessment of the ultimate recoverability of cost rather than recognizing temporary declines in value. The Company analyzed FHLB stock for OTTI and concluded that no impairment existed at December 31, 2012.

Loan Portfolio

     The following table provides the composition of the loan portfolio and the balance of our allowance for loan losses as of the dates shown:

	December 31,
(Dollars in thousands)	2012		2011		2010		2009		2008
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial	$259,333	18%	$299,766	20%	$309,327	20%	$370,077	21%	$482,405	23%
Real estate construction	32,983	2%	30,162	2%	44,085	3%	99,310	6%	285,149	14%
Real estate mortgage	288,476	19%	324,994	22%	349,016	23%	374,668	22%	393,208	19%
Commercial real estate	901,817	60%	832,767	55%	818,577	53%	862,193	50%	882,092	43%
Installment and other
consumer	12,320	1%	13,612	1%	15,265	1%	18,594	1%	21,942	1%
Total loans	1,494,929	100%	1,501,301	100%	1,536,270	100%	1,724,842	100%	2,064,796	100%

Allowance for loan losses	(29,448)	1.97%	(35,212)	2.35%	(40,217)	2.62%	(38,490)	2.23%	(28,920)	1.40%

Total loans, net	$1,465,481		$1,466,089		$1,496,053		$1,686,352		$2,035,876

     The Company’s loan portfolio of $1.5 billion at December 31, 2012, remained substantially unchanged from December 31, 2011. The declines in the commercial and real estate mortgage loan categories were nearly offset by the growth in the commercial real estate portfolio, which represented 60% of the total loan portfolio at year end 2012. Total real estate construction loans represented 2% of the loan portfolio at the end of both 2012 and 2011. Interest and fees earned on our loan portfolio is our primary source of revenue, and the decline in loan balances over the last few years has had a significant negative impact on interest income and loan fees earned. A continued decline in loan balances may have a material adverse impact on the Company’s revenues and results of operations.

     Loans held for sale at December 31, 2012, were zero compared to $3.3 million at December 31, 2011. In the second quarter 2012, the Bank moved exclusively to a brokered agreement for residential real estate mortgages. The Bank acts as a broker on behalf of the client and all funding is completed by the lender while the Bank receives a broker fee. Residential real estate loan sales prior to the second quarter of 2012 have no recourse, however sales were subject to proper compliance with standard underwriting rules that, if not met, may allow the secondary market buyer to require the Company to repurchase the note. To date, the Company has received few requests to repurchase notes from secondary market purchasers and related expenses have not been material. However, there can be no assurance that we will not receive additional and increased requests to repurchase loans, in which case possible losses to the Bank could be material to results of operations. Also, from time to time, the Bank sells the guaranteed portions of SBA loans with servicing rights and obligations usually retained.

     At December 31, 2012, and 2011, we had $.2 million and $5.6 million, respectively, in outstanding loans to persons serving as directors, senior officers, principal stockholders and their related interests. These loans were made substantially on the same terms, including interest rates, maturities and collateral requirements, as those made to other customers of the Bank. At December 31, 2012, and 2011, the Bank had no banker’s acceptances.

     The following table presents the maturity distribution and interest rate sensitivity of the Company’s loan portfolio by category at December 31, 2012:

(Dollars in thousands)	Commercial	Real estate	Real estate	Commercial	Installment
	loans	construction	mortgage	real estate	and other	Total
Maturity distribution:[1]
Due within one year	$135,957	$19,046	$11,808	$52,548	$3,603	$222,962
Due after one through five years	82,571	13,937	134,927	232,348	3,179	466,962
Due after five years	40,805	-	141,741	616,921	5,538	805,005
Total	$259,333	$32,983	$288,476	$901,817	$12,320	$1,494,929
Interest rate sensitivity:
Fixed-interest rate loans	$84,216	$1,998	$61,194	$288,660	$5,795	$441,863
Floating or adjustable interest rate loans[2]	175,117	30,985	227,282	613,157	6,525	1,053,066
Total	$259,333	$32,983	$288,476	$901,817	$12,320	$1,494,929

[1]	The table is based on stated maturities, not expected maturities or durations.
[2]	Certain loans contain provisions which place maximum or minimum limits on interest rates or interest rate changes. Adjustable rate loans include all loans whose rates could change prior to maturity.

     The table above breaks down our loan portfolio by stated maturity distribution and interest rate sensitivity. At December 31, 2012, the majority of our loans have stated maturity dates beyond five years. However, 70% of our loans had interest rates that adjust prior to the stated maturity, while the remaining 30% of our loans are at a fixed rate until their maturity date. The above table does not take into account unscheduled payment of principal which could occur prior to the stated maturity or scheduled interest rate adjustments.

     Below is a discussion of our loan portfolio by category.

     Commercial. The composition of commercial loans as of December 31, 2012, and December 31, 2011 was as follows:

		Percent		Percent		Percent		Percent
(Dollars in thousands)	December 31, 2012	of total	December 31, 2011	of total	Change	change	December 31, 2010	of total
Commercial lines of credit:
Total commitment	$438,696		$450,414		$(11,718)	-3%	$448,042
Outstanding balance	154,056	59%	187,899	63%	(33,843)	-18%	187,983	61%
Utilization %	35.1%		41.7%				42.0%

Commercial term loans:
Total commitment	$105,277		$111,867		$(6,590)	-6%	$121,344
Outstanding balance	105,277	41%	111,867	37%	(6,590)	-6%	121,344	39%

Total commercial lines and loans:
Total commitment	$543,973		$562,281		$(18,308)	-3%	$569,386
Outstanding balance	259,333	100%	299,766	100%	(40,433)	-13%	309,327	100%

     At December 31, 2012, total commercial loans and lines of credit at $259.3 million represented approximately 18% of the Company’s total loan portfolio. The total commercial loan and line balance declined $40.5 million or 13% from $299.8 million at year end 2011. This decline was primarily due to a $33.8 million reduction in commercial lines of credit balances during 2012. Commercial lines of credit accounted for $154.1 million or 59% of the commercial loan portfolio at year end 2012. At year end 2012, commercial term loans accounted for $105.3 million or 41% of the total commercial outstanding balance as compared to $111.9 million and 37% a year ago. While origination volume of commercial term loan and line commitments remained stable in 2012 compared with 2011, the uneven and uncertain economic environment has caused borrowers to reduce their commercial line utilization, which during 2012 declined from 42% to 35%, the lowest level since the Company commenced tracking this measure. Total commercial line commitment also declined during 2012 contributing to lower commercial line balances. Commercial term loans are typically intermediate to long-term (two to ten years) secured credit used to finance capital equipment while commercial lines of credit are generally revolving loans typically used to finance short-term or seasonal working capital needs.

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

     Real Estate Construction. The composition of our real estate construction portfolio as of December 31, 2012, 2011, and 2010, is presented in the following table:

(Dollars in thousands)	December 31, 2012		December 31, 2011		Change		December 31, 2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Commercial construction	$25,558	77%	$17,538	58%	$8,020	46%	$19,781	45%
Two-step residential construction loans	185	1%	628	2%	(443)	-71%	1,132	3%
Residential construction to builders	3,458	10%	6,162	20%	(2,704)	-44%	12,301	28%
Residential subdivision or site development	4,141	12%	5,935	20%	(1,794)	-30%	10,903	24%
Net deferred fees	(359)	0%	(101)	0%	(258)	-255%	(32)	0%
Total real estate construction loans	$32,983	100%	$30,162	100%	$2,821	9%	$44,085	100%

     At December 31, 2012, the balance of real estate construction loans was $33.0 million, up $2.8 million or 9% from $30.2 million at December 31, 2011, which in turn was down from $44.1 million at December 31, 2010. We anticipate the construction loan portfolio to remain relatively modest as a percentage of the overall loan portfolio in 2013.

     Real estate construction loans to builders are generally secured by the property underlying the project that is being financed. Construction loans to builders and developers typically have terms from 12 to 24 months and initial loan to value ratios in the range of 60% to 80% based on the estimated “as-is” and “as-proposed” values of the project at the time of loan origination.

     At December 31, 2012, the Bank’s real estate construction concentration was 11% relative to Tier 1 capital and allowance for credit losses and was well within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines which set forth a 100% limit for such ratio. New loan origination activity in this loan category has been and continues to be limited due to the prolonged weakness in real estate market conditions.

     Real Estate Mortgage. The following table presents the components of our real estate mortgage loan portfolio:

(Dollars in thousands)	December 31, 2012		December 31, 2011		Change		December 31, 2010
	Amount	Percent	Amount	Percent	Amount	Percent	Amount	Percent
Mortgage	$49,122	17%	$58,099	18%	$(8,977)	-15%	$67,525	19%
Nonstandard mortgage product	5,838	2%	8,511	3%	(2,673)	-31%	12,523	4%
Home equity loans and lines of credit	233,516	81%	258,384	79%	(24,868)	-10%	268,968	77%
Total real estate mortgage	$288,476	100%	$324,994	100%	$(36,518)	-11%	$349,016	100%

     The total real estate mortgage loan portfolio was $288.5 million or approximately 19% of the Company’s total loan portfolio at December 31, 2012, a reduction of $36.5 million from $325.0 million twelve months earlier. At December 31, 2012, mortgage loans measured $49.1 million, of which $24.2 million consisted of standard residential mortgage loans to homeowners. The remaining $24.9 million was associated with commercial interests utilizing residences as collateral. Such commercial interests included $18.5 million related to businesses, $1.2 million related to condominiums, and $2.2 million related to residential land.

     At year end 2012, home equity lines and loans were $233.5 million, a decline of $24.9 million from $258.4 million a year earlier, and represented 81% of the real estate mortgage portfolio. The Bank’s home equity portfolio was almost entirely generated within our market area and through our branch network. The home equity portfolio balances have trended lower as new loan and line originations within this portfolio slowed significantly over the past few years reflecting weak customer demand and market conditions for home equity lending and corresponding adjustments made to our pricing and underwriting standards. As shown below, the year end 2012 home equity line utilization percentage for loans originated in 2012 averaged approximately 50%, which was relatively consistent with utilization for line production in 2011 and 2010.

(Dollars in thousands)	Year of Origination
							2006 &
	2012	2011	2010	2009	2008	2007	Earlier	Total
Home equity lines
Commitments	$9,707	$19,558	$19,994	$23,288	$46,592	$59,990	$175,926	$355,055
Outstanding balance	4,813	9,006	9,777	13,153	29,565	41,167	108,539	216,020

Utilization at year end (1)	49.6%	46.0%	48.9%	56.5%	63.5%	68.6%	61.7%	60.8%

Home equity loans
Outstanding balance	617	700	1,054	2,365	4,688	3,041	4,108	16,573

Total home equity outstanding	$5,430	$9,706	$10,831	$15,518	$34,253	$44,208	$112,647	$232,593

(1)	For the purposes of utilization percentages, the outstanding balance does not include deferred costs and fees of $.9 million

     Approximately 41% of the Bank’s home equity portfolio is in first lien position at year end 2012, and this collateral position helps mitigate overall portfolio risk. There were other types of loans as well as deposits derived from our home equity borrowers at year end 2012, which we believe were a result of our home equity line and loan portfolios being sourced to relationship customers through the Company’s branch network.

     The following table shows home equity lines of credit and loans by metropolitan service. The majority of our home equity lines and loans are secured by homes in the Portland-Beaverton, Oregon, Vancouver, Washington and Salem, Oregon markets, where the majority of our branches are also located.

(Dollars in thousands)	December 31, 2012		December 31, 2011
		Percent of		Percent of
Region	Amount	total	Amount	total
Portland-Beaverton, Oregon / Vancouver, Washington	109,878	47.1%	122,543	47.4%
Salem, Oregon	56,860	24.3%	61,019	23.6%
Oregon non-metropolitan area	25,764	11.0%	27,419	10.6%
Olympia, Washington	13,747	5.9%	17,268	6.7%
Washington non-metropolitan area	11,653	5.0%	12,859	5.0%
Bend, Oregon	3,261	1.4%	4,377	1.7%
Other	12,353	5.3%	12,899	5.0%
Total home equity loan and line portfolio	$233,516	100.0%	$258,384	100.0%

     Commercial Real Estate. The composition of commercial real estate loan types based on collateral is as follows:

(Dollars in thousands)	December 31, 2012		December 31, 2011		December 31, 2010
	Amount	Percent	Amount	Percent	Amount	Percent
Office Buildings	$188,441	20.9%	$173,295	20.8%	$182,376	22.3%
Multi-Family - 5+ Residential	144,376	16.0%	63,027	7.6%	58,606	7.2%
Retail Facilities	139,274	15.4%	118,678	14.3%	108,874	13.3%
Commercial/Agricultural	71,366	7.9%	60,094	7.2%	54,361	6.6%
Industrial Parks and related	51,327	5.7%	55,392	6.7%	59,493	7.3%
Medical Offices	39,842	4.4%	60,993	7.3%	55,294	6.8%
Food Establishments	37,728	4.2%	19,054	2.3%	16,370	2.0%
Manufacturing Plants	37,652	4.2%	51,852	6.2%	47,341	5.8%
Hotels/Motels	19,680	2.2%	35,893	4.3%	35,724	4.4%
Mini Storage	18,625	2.1%	19,037	2.3%	24,678	3.0%
Land Development and Raw Land	15,267	1.7%	17,278	2.1%	19,534	2.4%
Assisted Living	10,385	1.1%	22,040	2.6%	25,669	3.1%
Other	127,854	14.2%	136,134	16.3%	130,257	15.8%
Total commercial real estate loans	$901,817	100.0%	$832,767	100.0%	$818,577	100.0%

     The commercial real estate portfolio increased $69.1 million or 8% during 2012. At year end 2012, office buildings totaling $188.4 million represented the largest collateral segment, and accounted for 21% of the collateral securing the commercial real estate portfolio. The multi-family 5+ residential category, which at year end 2012 accounted for the second largest collateral segment, increased $81.3 million during 2012 to $144.4 million or 16% of the portfolio compared to 8% twelve months earlier. The Bank’s multi-family loan commitments are being monitored closely, and concentration limits may start to restrict new originations for both new construction and stabilized multi-family properties during 2013. The loan balance for retail facilities increased $20.6 million during 2012 to $139.3 million at year end. Commercial real estate markets continue to be vulnerable to financial and valuation pressures that may limit refinance options and negatively impact borrowers’ ability to perform under existing loan agreements. Declining values of commercial real estate or higher market interest rates may have a further adverse effect on the ability of borrowers with maturing loans to satisfy loan to value ratios or other conditions required to renew such loans. The Company’s underwriting of commercial real estate loans generally includes loan to value ratios at origination not exceeding 75% and debt service coverage ratios at 120% or better.

     The composition of the commercial real estate loan portfolio by occupancy type is as follows:

	December 31,		December 31,		Change
(Dollars in thousands)	2012		2011			Mix
	Amount	Percent	Amount	Percent	Amount	Percent
Owner occupied	$369,103	41%	$390,589	47%	$(21,486)	-6%
Non-owner occupied	532,714	59%	442,178	53%	90,536	20%
Total commercial real estate loans	$901,817	100%	$832,767	100%	$69,050

     While the owner occupied category declined $21.5 million or 6% in 2012, the non-owner occupied category of the Company’s commercial real estate portfolio increased by $90.5 million or 20% over the same period. The mix between owner occupied and non-owner occupied collateral types within the total commercial real estate portfolio changed to 41% and 59%, respectively, at year end 2012 from 47% and 53%, respectively, a year earlier. At December 31, 2012, the Bank’s commercial real estate concentration, at 139% relative to Tier 1 capital and allowance for credit losses, was well within the Interagency Guidelines for Real Estate Lending and the Commercial Real Estate Lending Joint Guidance policy guidelines which set forth a 300% limit for such ratio.

     The following table shows the commercial real estate portfolio by current property location:

(Dollars in thousands)	December 31, 2012
			Percent of	Percent of
		Number of	total loans by	branches by
Region	Amount	loans	market	market
Portland-Beaverton, Oregon/Vancouver, Washington	$441,168	717	48.9%	47.4%
Salem, Oregon	173,572	367	19.3%	27.1%
Oregon non-metropolitan area	69,209	154	7.7%	6.8%
Seattle-Tacoma-Bellevue, Washington	43,682	49	4.8%	1.7%
Eugene-Springfield, Oregon	39,127	62	4.3%	3.4%
Olympia, Washington	36,074	74	4.0%	6.8%
Washington non-metropolitan area	28,693	97	3.2%	6.8%
Bend, Oregon	24,732	25	2.7%	0.0%
Other	45,560	63	5.1%	0.0%
Total commercial real estate loans	$901,817	1,608	100.0%	100.0%

     As shown in the table above, the properties within our commercial real estate portfolio at year end 2012 are predominantly located in geographic areas where we have branch presence. At year end 2012 the average loan balance in our commercial real estate portfolio was approximately $.6 million.

     The following table shows the commercial real estate portfolio by year of stated maturity:

	December 31, 2012
		Number of	Percent of
(Dollars in thousands)	Amount	loans	total
2013	$52,734	102	5.8%
2014	38,611	86	4.3%
2015 and after	810,472	1,420	89.9%
Total commercial real estate loans	$901,817	1,608	100.0%

     At year end 2012, the stated loan maturities in 2013 and 2014 totaled $91.3 million or approximately 10.1% of the $901.8 million total commercial real estate portfolio.

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

Nonperforming Assets, Troubled Debt Restructurings, OREO and Delinquencies

     Nonperforming assets. The following table presents information with respect to nonperforming assets as of the dates shown:

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Nonperforming loans:
Commercial	$4,313	$7,750	$13,377	$36,211	$6,250
Real estate construction:
Commercial real estate construction	-	3,750	4,077	1,488	2,922
Residential real estate construction	1,336	2,073	6,615	22,373	90,712
Total real estate construction	1,336	5,823	10,692	23,861	93,634
Real estate mortgage:
Mortgage	2,653	6,161	9,318	11,563	8,283
Nonstandard mortgage	3,341	3,463	5,223	8,752	15,229
Home equity loans and lines of credit	3,782	2,325	950	2,036	1,043
Real estate mortgage	9,776	11,949	15,491	22,351	24,555
Commercial real estate	9,659	15,070	21,671	16,778	3,145
Installment and other consumer	-	5	-	144	6
Total loans on nonaccrual status	25,084	40,597	61,231	99,345	127,590
Loans past due 90 days or more but not on
nonaccrual status	-	-	-	-	-
Other real estate owned	16,112	30,823	39,459	53,594	70,110
Total nonperforming assets	$41,196	$71,420	$100,690	$152,939	$197,700
Percentage of nonperforming assets to
total assets	1.66%	2.94%	4.09%	5.60%	7.86%

Total assets	$2,488,180	$2,429,887	$2,461,059	$2,733,547	$2,516,140

     Total nonperforming assets consist of nonaccrual loans, loans past due more than 90 days and still accruing interest, and OREO. At December 31, 2012, total nonperforming assets were $41.2 million, or 1.7% of total assets, which was down from $71.4 million, or 2.9% of total assets, at December 31, 2011. The balance of total nonperforming assets reflected write downs totaling $31.4 million or 44% from the original loan principal balance compared to write downs totaling 40% twelve months ago. The decline in total nonperforming assets in 2012 resulted from OREO sales, nonaccrual loan pay-downs and payoffs, and net charge-offs collectively exceeding the inflow of additional nonaccrual loans. Total nonaccrual loans declined by $15.5 million or 38%, to $25.1 million at December 31, 2012, from $40.6 million at year end 2011. Troubled debt restructuring nonaccrual loan balances were $11.4 million and $21.8 million at December 31, 2012, and 2011, respectively, which are included in total nonaccrual loans. During 2012, nonaccrual loan balances declined across most loan categories. Total nonperforming assets declined $29.3 million or 29% in 2011.

     Generally, loans are placed on nonaccrual status and no interest is accrued when factors indicate collection of interest or principal in accordance with the contractual terms is doubtful or when the principal or interest payment becomes 90 days past due. For such loans, previously accrued but uncollected interest is reversed and charged against current earnings and additional income is only recognized to the extent payments are subsequently received and the loan is placed back on an interest accruing status. Interest income foregone on nonaccrual loans was approximately $3.4 million, $4.1 million, and $6.5 million in 2012, 2011, and 2010, respectively.

     A loan is considered to be impaired when it is probable that we will be unable to collect all amounts due according to the contractual terms of the loan agreement or when it has been restructured in a troubled debt restructuring. At December 31, 2012, 2011, and 2010, Bancorp had loans that were considered to be impaired, which include troubled debt restructurings, of $42.5 million, $56.4 million, and $76.7 million, respectively. Impaired loans are measured based on the present value of expected future cash flows, discounted at the loan’s effective interest rate or, as a practical expedient, at the loan’s observable market price or the fair market value of the collateral less selling costs if the loan is collateral dependent. Loans that are measured at lower of cost or fair value and certain large groups of smaller balance homogeneous loans collectively measured for impairment are excluded from impairment measurement. Impaired loans are charged off promptly to the allowance for loan losses when management believes, after considering economic, market, and business conditions, collection efforts, collateral position, and other factors deemed relevant, that the borrower’s financial condition is such that collection of principal and interest is not probable.

     For the years ended December 31, 2012, 2011, and 2010, interest income recognized on impaired loans totaled $999,000, $1,035,000, and $568,000, respectively. Interest income on loans is accrued daily on the principal balance outstanding.

     Troubled Debt Restructurings. At December 31, 2012, Bancorp had $28.8 million in loans classified as troubled debt restructurings, of which $17.4 million was on an interest accruing status and $11.4 million on nonaccrual status. Troubled debt restructurings were $37.6 million at December 31, 2011, of which $15.8 million was on an interest accruing status, with the remaining $21.8 million on nonaccrual status. All troubled debt restructurings were considered impaired at year end 2012 and 2011. The modifications granted on troubled debt restructurings were due to borrower financial difficulty, and generally provide for a modification of loan terms. The decrease in troubled debt restructurings reflects a decrease in the number of loan modifications in 2012. For more information regarding Bancorp’s troubled debt restructurings and loans, see Note 3 “Loans and Allowance for Credit Losses” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

     Other Real Estate Owned. The following table presents activity in the total OREO portfolio for the periods shown:

(Dollars in thousands)	December 31, 2012		December 31, 2011
	Amount	# of properties	Amount	# of properties
Beginning balance	$30,823	264	$39,459	402
Additions to OREO	4,700	41	21,139	74
Capitalized improvements	160	-	523	-
Valuation adjustments	(3,007)	-	(4,832)	-
Disposition of OREO properties	(16,564)	(113)	(25,466)	(212)
Ending balance	$16,112	192	$30,823	264

     OREO is real property that the Bank has taken possession of either through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in full or partial satisfaction of a loan or loans. At December 31, 2012, the OREO portfolio consisted of 192 properties valued at $16.1 million. During 2012, the Company remained focused on OREO property disposition activities, resulting in the sale of $16.6 million in OREO property compared to $25.5 million in 2011. The Company assumed $4.7 million in additional OREO properties in 2012, down from $21.1 million in 2011. Reflecting lower OREO balances as well as a stabilization of local real estate market values, OREO valuation adjustments fell to $3.0 million in 2012 from $4.8 million in 2011. At December 31, 2012, OREO balances reflected write-downs totaling 63% from the original loan principal, as compared to 53% a year ago. The largest categories of the OREO balance at December 31, 2012, were attributable to income producing properties followed by land and homes, all of which are generally located within our footprint. The residential site development balance and number of such properties declined in 2012 due to continued lot sales and significantly fewer new such properties taken into possession during the year compared to recent years.

     OREO is recorded at the lower of the carrying amount of the loan or fair value less estimated costs to sell. Management is responsible for estimating the fair market value of OREO and utilizes appraisals and internal judgments in its assessment of fair market value and estimated selling costs. This estimate becomes the property’s book value at the time it is taken into OREO. If the estimate is below the carrying value of the related loan, the amount of the required adjustment is charged to the allowance for loan losses at the time the property is taken into OREO. Management reviews OREO at least annually to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further OREO valuation adjustments or subsequent gains or losses upon final disposition of OREO are charged to other noninterest income. Expenses from the acquisition, maintenance and disposition of OREO properties are included in other noninterest expense in the consolidated statements of income.

     The following table presents categories of the OREO portfolio for the periods shown:

(Dollars in thousands)	December 31,	# of	December 31,	# of
	2012	properties	2011	properties
Income producing properties	$3,821	8	$10,282	15
Land	3,575	12	5,049	16
Homes	2,927	12	6,008	17
Residential site developments	2,391	103	3,506	146
Multifamily	1,570	20	428	4
Lots	1,478	31	2,932	51
Commercial site developments	350	6	366	6
Condominiums	-	-	2,252	9
Total	$16,112	192	$30,823	264

     In addition to OREO sales, the Bank also completed 19 short sales in 2012 for total proceeds of $6.2 million. Short sales occur when we accept an agreement with a borrower to sell the Bank's collateral on a loan that produces net proceeds that are less than what is owed. The obligor receives no proceeds; however, the debt is fully extinguished. A short sale is an alternative to foreclosure. The losses on short sales and valuation adjustments on loans prior to taking property into OREO are recorded directly to the allowance for loan losses.

     Delinquencies. Bancorp also monitors delinquencies, defined as balances 30-89 days past due, not in nonaccrual status, as an important indicator for future nonperforming assets. Total delinquencies were $2.7 million or .18% of total loans at December 31, 2012, down from $4.3 million or .28% at December 31, 2011, and consistent with $2.7 million or .18% at year end 2010. Delinquencies increased in the commercial portfolio, but declined in both real estate mortgage and commercial real estate categories. The amount of delinquencies and the percentage of categories or total loans represented by delinquencies may increase or decrease by a fair amount from period to period and not necessarily reflect a negative or positive trend in the underlying credit quality of the loan portfolio.

     The following table summarizes total delinquent loan balances by type of loan for the periods shown:

	December 31,
(Dollars in thousands)	2012	% of	2011	% of	2010	% of
	Amount	category	Amount	category	Amount	category
Commercial	$1,528	0.59%	$683	0.23%	$52	0.02%
Real estate construction	-	0.00%	-	0.00%	-	0.00%
Real estate mortgage	637	0.22%	2,389	0.74%	2,062	0.59%
Commercial real estate	491	0.05%	1,145	0.14%	555	0.07%
Installment and other consumer	6	0.05%	56	0.41%	52	0.34%

Total loans 30-89 days past due,
not in nonaccrual status	$2,662		$4,273		$2,721

Delinquent loans to total loans	0.18%		0.28%		0.18%

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

  Formula Allowance. The formula allowance is calculated by applying loss factors to individual loans based on the assignment of risk ratings or through the assignment of loss factors to homogenous pools of loans. Changes in risk ratings of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and such other data as management believes to be pertinent, and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date.

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

     At December 31, 2012, the allowance for credit losses was $30.3 million or 2.03% of total loans, consisting of a $25.2 million formula allowance, a $3.4 million unallocated allowance, a $.8 million specific reserve allowance and a $.9 million reserve for unfunded commitments. The $.9 million specific reserve allowance was maintained on performing, impaired loans considered to be troubled debt restructurings that are on an interest accruing status. At December 31, 2012, within the formula allowance the Company had $.4 million allocated to overdrafts. At December 31, 2011, the allowance for credit losses was $36.0 million or 2.40% of total loans, consisting of a $30.3 million formula allowance, a $4.4 million unallocated allowance and a $.5 million specific reserve allowance and a $.8 million reserve for unfunded commitments.

     During 2012, we recorded a benefit for loan losses of $1.0 million and total net charge-offs of $4.7 million. The reduction in the allowance for credit loss principally reflected a lower risk profile of the loan portfolio at year end 2012 compared to twelve months earlier.

     Overall, we believe that the allowance for credit losses is adequate to absorb losses in the loan portfolio at December 31, 2012. The process for determining the adequacy of the allowance for credit losses is critical to our financial results. It requires difficult, qualitative and complex judgments as a result of the need to make estimates about the effect of matters that are uncertain. Therefore, we cannot provide assurance that, in any particular period, we will not have sizeable credit losses in relation to the amount reserved. We may later need to significantly adjust the allowance for credit losses considering factors in existence at such time, including economic, market, or business conditions and the results of ongoing internal and external examination processes.

     Changes in the total allowance for credit losses for full years ended December 31, 2008, through December 31, 2012, are presented in the following table:

	December 31,
(Dollars in thousands)	2012	2011	2010	2009	2008
Loans outstanding at end of period	$1,494,929	$1,501,301	$1 ,536,270	$1,724,842	$2 ,064,796
Average loans outstanding during the period	$1,484,724	$1,516,409	$1 ,622,445	$1,914,975	$2 ,146,870

Allowance for credit losses, beginning of period	$35,983	$41,067	$39,418	$29,934	$54,903
Loans charged off:
Commercial	(2,266)	(3,393)	(5,229)	(22,411)	(6,464)
Commercial real estate construction	(150)	(1,321)	(811)	(325)	(1,422)
Residential real estate construction	(446)	(736)	(2,211)	(28,287)	(10,105)
Two-step residential construction	-	(31)	(554)	(6,963)	(42,483)
Total real estate construction	(596)	(2,088)	(3,576)	(35,575)	(54,010)
Mortgage	(1,090)	(1,304)	(4,654)	(13,688)	(4,847)
Home equity	(1,641)	(4,467)	(2,807)	(3,394)	(249)
Total real estate mortgage	(2,731)	(5,771)	(7,461)	(17,082)	(5,096)
Commercial real estate	(939)	(2,526)	(1,321)	(5,383)	(826)
Installment and consumer	(599)	(539)	(706)	(840)	(531)
Overdraft	(714)	(1,093)	(1,183)	(1,054)	(1,328)
Total loans charged off	(7,845)	(15,410)	(19,476)	(82,345)	(68,255)
Recoveries:
Commercial	1,144	1,336	1,073	1,005	203
Commercial real estate construction	4	88	-	-	-
Residential real estate construction	130	190	697	44	-
Two-step residential construction	-	-	-	241	2,339
Total real estate construction	134	278	697	285	2,339
Mortgage	244	139	252	12	38
Home equity	178	84	128	35	32
Total real estate mortgage	422	223	380	47	70
Commercial real estate	1,201	48	28	151	-
Installment and consumer	80	61	92	65	78
Overdraft	181	247	203	219	229
Total recoveries	3,162	2,193	2,473	1,772	2,919
Net loans charged off	(4,683)	(13,217)	(17,003)	(80,573)	(65,336)
Provision for credit losses loans other than two-step loans	(983)	8,101	18,098	83,756	30,867
Provision for credit losses two-step loans	-	32	554	6,301	9,500
Total provision for credit losses	(983)	8,133	18,652	90,057	40,367
Allowance for credit losses, end of period	$30,317	$35,983	$41,067	$39,418	$29,934

Components of allowance for credit losses
Allowance for loan losses	$29,448	$35,212	$40,217	$38,490	$28,920
Reserve for unfunded commitments	869	771	850	928	1,014
Total allowance for credit losses	$30,317	$35,983	$41,067	$39,418	$29,934

Ratio of net loans charged off to average
loans outstanding	0.32%	0.87%	1.05%	4.21%	3.04%
Ratio of allowance for loan losses to end of
period loans	1.97%	2.35%	2.62%	2.23%	1.40%
Ratio of allowance for credit losses to end of
period loans	2.03%	2.40%	2.67%	2.29%	1.45%

     Net Loan Charge-offs. During 2012, total net loan charge-offs were $4.7 million, a significant decline from $13.2 million in 2011, and from $17.0 million in 2010. Net loan charge-offs reflect the realization of net losses in the loan portfolio that were recognized previously through the provision for credit losses. The total net loan charge-off to total average loans outstanding was .32% for the year ended 2012, down from .87% in 2011 and 1.05% in 2010. Net charge-offs decreased in nearly all loan categories and commercial real estate recorded a net recovery during 2012.

The following table summarizes net loan charge-offs by type of loan for the periods shown:

(Dollars in thousands)	December 31, 2012		December 31, 2011
	Net loan charge-offs	% of average loan	Net loan	% of average loan
	(recoveries)	category	charge-offs	category
Commercial	1,122	0.40%	2,057	0.69%
Commercial real estate construction	146	0.52%	1,233	7.39%
Residential real estate construction	316	3.03%	577	3.35%
Total real estate construction	462	1.19%	1,810	5.34%
Mortgage	846	1.39%	1,165	1.60%
Home equity	1,463	0.59%	4,383	1.66%
Total real estate mortgage	2,309	0.75%	5,548	1.65%
Commercial real estate	(262)	-0.03%	2,478	0.30%
Installment and consumer	519	4.44%	478	3.67%
Overdraft	533	56.94%	846	64.99%
Total loan net charge-offs	$4,683	0.32%	$13,217	0.87%

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

     The following table summarizes the average amount of, and the average rate paid on, each of the deposit and borrowing categories for the periods shown:

	2012			2011			2010
		Percent	Rate		Percent	Rate		Percent	Rate
(Dollars in thousands)	Average Balance	of total	Paid	Average Balance	of total	Paid	Average Balance	of total	Paid
Demand	$647,323	34.2%	-	$592,630	30.6%	-	$540,280	26.7%	-
Interest bearing demand	368,284	19.5%	0.03%	362,334	18.7%	0.06%	335,134	16.5%	0.13%
Savings	130,365	6.9%	0.05%	112,385	5.8%	0.11%	103,531	5.1%	0.27%
Money market	597,376	31.6%	0.09%	654,329	33.7%	0.26%	659,542	32.5%	0.60%
Total non-time deposits	1,743,348	92.2%	0.12%	1,721,678	88.8%	0.12%	1,638,487	80.8%	0.28%
Time deposits	147,713	7.8%	0.68%	217,149	11.2%	1.34%	388,500	19.2%	1.92%
Total deposits	1,891,061	100%	0.09%	1,938,827	100%	0.26%	2,026,987	100%	0.60%

Short-term borrowings	14,268		0.81%	14,653		6.85%	7,570		6.52%
Long-term borrowings [1]	162,671		1.50%	197,584		6.05%	257,019		3.75%
Total borrowings	176,939		1.45%	212,237		6.10%	264,589		3.83%

Total deposits and borrowings	$2,068,000		0.30%	$2,151,064		1.15%	$2,291,576		1.27%

[1]	Long-term borrowings include junior subordinated debentures.

     Average total deposits in 2012 decreased 2.5% or $47.8 million from 2011, and the average rate paid on total deposits was .09% in 2012 a decline of 17 basis points from .26% in 2011. The decrease in rates paid on long-term borrowings to 1.50% for 2012, from 6.05% in 2011, was due to the $7.1 million prepayment charge associated with the prepayment of $168.6 million in FHLB borrowings in 2011. While demand, interest bearing demand, and savings deposit balances increased in 2012, higher rate time deposits and money market deposit balances declined as the Company had significant liquidity during the year.

     Deposit funding obtained from depositors within our market area remains a key strategic focus for us, and our marketing efforts are primarily focused on long-term growth in business and consumer relationships with deposit accounts and balances in lower cost categories such as demand deposits, interest bearing demand, savings and money market accounts. Whether we will be successful maintaining and growing our deposit base, and particularly our low cost deposit base, will depend on various risk factors including deposit pricing, the effects of changing product pricing and of competitive pricing pressure, changing customer deposit behavior, regulatory changes, market interest rates and our success in competing for deposits in uncertain economic and market conditions. It is also uncertain how the expiration of the FDIC’s transaction account guarantee (“TAG”) program at year end 2012 may impact deposit customers’ management of deposit balances in excess of FDIC’s deposit insurance coverage effective January 1, 2013. Adverse developments with respect to any of these risk factors could limit our ability to attract or retain deposits.

     At December 31, 2012, the Company had brokered deposits of $.1 million, compared to $6.0 million in total brokered deposits at December 31, 2011, all of which were wholesale brokered deposits for both periods. In the past, the company has had both wholesale brokered deposits and reciprocal deposits arising out of the Company’s participation in the Certificate of Deposit Account Registry Service (“CDARS”) network. CDARS deposits are treated as brokered deposits for regulatory purposes. While as of year end 2012, the Company had no plans to replace matured brokered deposits, we may consider taking wholesale brokered deposits and/or CDARS deposits in the future if management determines that it is appropriate to maintain or grow our deposit funding base in such manner.

     As of December 31, 2012, time deposits are presented below at the earlier of the next repricing date or maturity:

	Time deposits
(Dollars in thousands)	of $100,000 or more		Other time deposits		Total time deposits
	Amount	Percent	Amount	Percent	Amount	Percent
Reprice/mature in 3 months or less	$13,683	32.9%	$19,524	21.8%	$33,207	25.5%
Reprice/mature after 3 months through 6 months	6,539	15.7%	18,403	20.7%	24,942	19.1%
Reprice/mature after 6 months through one year	10,735	25.8%	26,386	29.7%	37,121	28.4%
Reprice/mature after one year through five years	10,666	25.6%	24,705	27.8%	35,371	27.0%
Reprice/mature after five years	-	0.0%	-	0.0%	-	0.0%
Total	$41,623	100.0%	$89,018	100.0%	$130,641	100.0%

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

	December 31,		December 31,
(Dollars in thousands)	2012		2011
Time deposits less than $100,000	$89,018	68%	$118,667	69%
Time deposits $100,000 to $250,000	30,984	24%	37,357	21%
Time deposits greater than $250,000	10,639	8%	17,093	10%
Total time deposits	$130,641	100%	$173,117	100%

     As shown above, time deposits of $100,000 or more represented about 32% of total time deposits at year end 2012, relatively unchanged from 2011.

     As of December 31, 2012, long-term and short-term borrowings through the FHLB had the following terms remaining to their contractual maturities:

(Dollars in thousands)	Due in three	Three months	Due after one year	Due after
	months or less	through one year	through five years	five years	Total
Short-term borrowings	$-	$50,000	$-	$-	$50,000
Long-term borrowings [1]	-	-	70,000	7,900	77,900
Total borrowings	$-	$50,000	$70,000	$7,900	$127,900

[1]	Based on contractual maturities.

     Average total borrowings decreased $35.3 million in 2012 compared to 2011. This was largely due to the prepayment of about $168.6 million of FHLB borrowings in the third and fourth quarters of 2011, of which $120.0 million was re-borrowed. The Bank is paying an interest rate of 1.05% on the new borrowings, which is down from 3.19% on the amount prepaid.

     At December 31, 2012, six wholly-owned subsidiary grantor trusts established by Bancorp had issued and sold $51.0 million of trust preferred securities that remain outstanding. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture. The trusts used all of the net proceeds from each sale of trust preferred securities to purchase a like amount of junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company’s obligations under the junior subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures and may be subject to earlier redemption as provided in the indentures. The Company has the right to redeem the junior subordinated debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date.

     The following table is a summary of outstanding trust preferred securities at December 31, 2012:

(Dollars in thousands)
		Preferred security	Rate		Rate at		Next possible
Issuance Trust	Issuance date	amount	type [1]	Initial rate	12/31/12	Maturity date	redemption date
West Coast Statutory Trust III	September 2003	$7,500	Variable	6.75%	3.26%	September 2033	Currently redeemable
West Coast Statutory Trust IV	March 2004	$6,000	Variable	5.88%	3.10%	March 2034	Currently redeemable
West Coast Statutory Trust V	April 2006	$15,000	Variable	6.79%	1.74%	June 2036	Currently redeemable
West Coast Statutory Trust VI	December 2006	$5,000	Variable	7.04%	1.99%	December 2036	Currently redeemable
West Coast Statutory Trust VII	March 2007	$12,500	Variable	6.90%	1.86%	June 2037	Currently redeemable
West Coast Statutory Trust VIII	June 2007	$5,000	Variable	6.74%	1.69%	June 2037	Currently redeemable
	Total	$51,000		Weighted rate	2.17%

[1]	The variable rate preferred securities reprice quarterly.

     The interest rates on all issued trust preferred securities reset quarterly and are tied to the London Interbank Offered Rate (“LIBOR”) rate. There were no purchases, redemptions, or maturities of trust preferred securities in 2012. At December 31, 2012, Bancorp had no deferred interest on its outstanding debentures. The average balance of junior subordinated debentures in 2012 was $51.0 million, unchanged from 2011.

Capital Resources

     The Federal Reserve and the FDIC have established minimum requirements for capital adequacy for bank holding companies and state non-member banks. For more information on this topic, see the discussion under the subheading “Capital Adequacy Requirements” in the section “Supervision and Regulation” included in Item 1 of this report. The following table summarizes the capital measures of Bancorp and the Bank at December 31, 2012:

					Bank-level
(Dollars in thousands)	West Coast Bancorp		West Coast Bank		guideline requirements
	December 31,		December 31,		Adequately	Well
	2012	2011	2012	2011	Capitalized	Capitalized
Tier 1 risk-based capital ratio	20.66%	19.36%	19.95%	18.66%	4.00%	6.00%
Total risk-based capital ratio	21.83%	20.62%	21.20%	19.92%	8.00%	10.00%
Leverage ratio	15.60%	14.61%	15.07%	14.09%	4.00%	5.00%

Total stockholders' equity	$339,220	$314,479	$376,826	$352,187

     Bancorp’s total risk-based capital ratio improved to 21.83% at December 31, 2012, up from 20.62% at December 31, 2011. During 2012, Bancorp's Tier 1 risk-based capital ratio increased to 20.66% from 19.36%, while its leverage ratio increased to 15.60% from 14.61%. The total capital ratio at the Bank improved to 21.20% at December 31, 2012, from 19.92% at December 31, 2011, while the Bank’s Tier 1 capital ratio increased from 18.66% to 19.95% over the same period. The leverage ratio at the Bank improved to 15.07% at December 31, 2012, from 14.09% at December 31, 2011. Bancorp and the Bank capital ratios improved over year end 2011 principally as a result of 2012 operating profitability.

     The total risk based capital ratios of Bancorp included $51.0 million of junior subordinated debentures, all of which qualifies as Tier 1 capital at December 31, 2012, and 2011, under guidance issued by the Federal Reserve. The $51.0 million in junior subordinated debentures was grandfathered in as qualifying for Tier 1 capital under the Dodd-Frank Act which specified that for bank holding companies under $15.0 billion in total assets, debt and equity instruments under certain conditions will qualify for Tier 1 treatment. Bancorp expects to continue to principally rely on common equity to remain well capitalized. The Company closely monitors and manages its equity and regulatory capital position. Bancorp’s stockholders’ equity was $339.2 million at December 31, 2012, up from $314.5 million at December 31, 2011. Total equity increased by $24.7 million in 2012 due primarily to net income of $23.5 million, and an increase in unrealized gains on investment securities during the year.

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

Liquidity and Sources of Funds

     The Bank’s primary sources of funds include available cash, customer deposits, borrowing from the FHLB, maturities of investment securities, sales of “Available for Sale” securities, loan and OREO sales, loan repayments, net income, if any, and loans taken out at the Federal Reserve discount window. Scheduled loan repayments and investment securities maturities are a relatively stable source of funds, while deposit inflows, loan and OREO sales and unscheduled loan prepayments are not. Deposit inflows, loan and OREO sales and unscheduled loan prepayments are influenced by general interest rate levels, interest rates available on other investments, client behavior, competition, investment alternatives, market and general economic factors.

     Deposits are the primary source of new funds. Total deposits were $1.9 billion at December 31, 2012, relatively unchanged from year end 2011. Over the past 12 months the Company’s loan to deposit ratio remained relatively unchanged and measured 77% at December 31, 2012, as reductions in money market and time deposit balances substantially offset increased noninterest bearing, interest bearing, and savings account deposit balances while the loan portfolio remained nearly unchanged from year end 2011. At December 31, 2012, the investment securities portfolio was $772.1 million and represented 33% of total earning assets. In light of the substantial liquidity position, a portion of which carried a higher cost of funds than amounts being earned and therefore has an adverse impact on net interest income and operating results, we reduced money market and time deposits, including brokered deposits during 2012.

     The following table summarizes the Bank’s primary liquidity, on balance sheet liquidity, and net non-core funding dependency ratios for the periods shown. The primary liquidity ratio represents the sum of net cash, short-term and marketable assets and available borrowing lines divided by total deposits. The on-balance sheet liquidity ratio consists of the sum of net cash, short-term and marketable assets divided by total deposits. The net non-core funding dependency ratio is non-core liabilities less short-term investments divided by long-term assets. The Bank’s primary liquidity and on-balance sheet liquidity ratio increased during 2012 and together with the net non-core funding dependency were strong at December 31, 2012.

	December 31,
	2012	2011
Primary liquidity	52%	45%
On-balance sheet liquidity	30%	26%
Net non-core funding dependency	5%	6%

     At December 31, 2012, the Bank had outstanding borrowings of $127.9 million against its $511.4 million in established borrowing capacity with the FHLB. The Bank’s borrowing facility at year end 2012 was subject to collateral and stock ownership requirements. Additionally, at December 31, 2012, the Bank had an available discount window credit line with the Federal Reserve of approximately $42.2 million with no balance outstanding. As with the other lines, each advance under the credit arrangement with the Federal Reserve is subject to prior Federal Reserve consent. For more information regarding the Company’s outstanding borrowings, see Note 8 “Borrowings” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

     The holding company is a separate entity from the Bank and must provide for its own liquidity. Substantially all of the holding company’s liquidity, which is required to pay interest on Bancorp’s junior subordinated debentures, shareholder cash dividends, if any, and other expenses, comes from dividends declared and paid by the Bank. In addition, Bancorp may receive cash from the exercise of options and the issuance of equity securities. At December 31, 2012, the Bancorp did not have any borrowing arrangements of its own. As of June 27, 2012, the Written Agreement between Bancorp and the Federal Reserve and the DFCS was terminated. At this time, the Federal Reserve requires that we continue to inform and consult with them and seek a non-objection notice ahead of declaring and paying cash dividends to shareholders. As of November 29, 2012, the MOU between West Coast Bank, the FDIC and DFCS was terminated. At December 31, 2012, the Bank has total equity of $376.8 million, of which $251.9 million is restricted from transfer to the Parent Company in the form of a dividend.

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

Off Balance Sheet Arrangements

     At December 31, 2012, the Bank had commitments to extend credit of $575.8 million, which was up slightly from $574.3 million at December 31, 2011. For additional information regarding off balance sheet arrangements and future financial commitments, see Note 18 “Financial Instruments with Off Balance Sheet Risk” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report. We are party to many contractual financial obligations, including repayment of borrowings, operating lease payments and commitments to extend credit.

     The table below presents certain future financial obligations including payments required under retirement plans which are included in “Other long-term liabilities:”

	Payments due within time period at December 31, 2012
(Dollars in thousands)				Due After Five
	0-12 Months	1-3 Years	4-5 Years	Years	Total
Operating leases [1]	$4,106	$6,986	$4,538	$6,104	$21,734
Junior subordinated debentures 2 3	1,122	2,245	2,192	70,992	76,551
Long-term borrowings [3]	985	60,738	10,994	8,096	80,813
Other long-term liabilities	1,448	164	167	432	2,211
Total	$7,661	$70,133	$17,891	$85,624	$181,309

[1]	Operating leases do not include increases in common area charges.
[2]	Junior subordinated debenture obligations reflect contractual maturities which are 30 years from origination and do not reflect possible call dates at the option of the Company.
[3]	Long-term borrowings and junior subordinated debenture obligations reflect interest payment obligations based on December 31, 2012 contractual interest rates.

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

     Valuation of OREO. The Bank takes possession of OREO as part of its lending business, as real estate serves as collateral for many of the Bank’s loans. OREO is initially recorded in our financial statements at the lower of the carrying amount of the loan or fair value of the property less the estimated costs to sell the property. Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. If there is a difference between management’s assessment of fair value less estimated cost to sell and the carrying value of the loan at the date a particular property is transferred into OREO, the difference is charged to the allowance for credit losses. Thereafter, management periodically assesses its estimate of fair value, often by means of new appraisals or reduction of property listing price. Any resulting decreases in the fair value of OREO are considered valuation adjustments and trigger a corresponding charge to the line item “Other real estate owned sales and valuation adjustments and (loss) gain on sales” within total noninterest income of the consolidated statements of income. At December 31, 2012, the Bank had $16.1 million of OREO.

     Income Taxes. We are subject to the income tax laws of the United States and primarily the state of Oregon. We account for income taxes using the asset and liability method in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 740, “Income Taxes.” Our income tax benefit or expense is estimated and reported in the Consolidated Statements of Income and includes both current and deferred tax expense or benefits and reflects taxes to be paid or refunded for the current period. Current taxes payable represent the Company’s expected federal and state tax liability and are reported in other liabilities on the consolidated balance sheets.

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

     A significant element of objective evidence is the Company’s demonstrated return to profitability over consecutive quarters and positive projected financial results. Based on its evaluation of the positive and negative evidence, management determined it was appropriate to establish a deferred tax asset valuation allowance of $21.0 million as of December 31, 2009, and an allowance of $23.5 million as of December 31, 2010. Based on the analysis of positive and negative evidence at December 31, 2011, including the Company’s return to profitability over the prior six consecutive quarters, no deferred tax asset valuation allowance was deemed necessary as of December 31, 2011. As a result, the deferred tax asset valuation allowance of $23.5 million was fully reversed in the fourth quarter of 2011.

     The income tax laws of the jurisdictions in which we operate are complex and subject to different interpretations. In establishing a provision for income tax expense or benefit, we make judgments and interpretations about the application of these complex tax laws. Our interpretations are subject to change and may be subject to external review during examination by taxing authorities. Disputes may arise over our tax positions. See Note 15 “Income Taxes” to the Company’s audited consolidated financial statements included under the section “Financial Statements and Supplementary Data” in Item 8 of this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market Risk

     Interest rate, credit and operations risks are the most significant market risks impacting our performance. Other types of market risk, such as foreign currency exchange rate risk and commodity price risk, do not arise in the normal course of our business activities. We rely on loan reviews, prudent loan underwriting standards and an adequate allowance for credit losses to mitigate credit risk. Interest rate risk is reviewed at least quarterly by the Asset Liability Management Committee (“ALCO”) which includes senior management representatives. The ALCO manages our balance sheet to maintain net interest income and present value of equity within acceptable ranges.

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

     The following table shows the approximate percentage changes in forecasted net interest income over a 12-month period and in the present value of equity under several rate scenarios. For the net interest income analysis, three rate scenarios are compared to a stable (unchanged from December 31, 2012) rate scenario:

Stable rate scenario compared to:	Percent Change in Net	Percent Change in Net
	Interest Income over a	Interest Income over a
	twelve month period as	twelve month period as
	of December 31, 2012	of December 31, 2011
Up 200 basis points	1.8%	2.5%
Up 100 basis points	.8%	1.4%
Down 100 basis points	-5.6%	-5.3%

     As illustrated in the above table, we estimate our balance sheet was slightly asset sensitive over a 12 month horizon at December 31, 2012, meaning that interest earning assets are expected to mature or reprice more quickly than interest-bearing liabilities in a given period. A decrease in market rates of interest could adversely affect net interest income, in part due to cost of our interest bearing liabilities already being very low, while an increase in market rates may increase net interest income slightly. At December 31, 2011, we also estimated that our balance sheet was slightly asset sensitive. We attempt to limit our interest rate risk through managing the repricing characteristics of our assets and liabilities.

     For the present value of equity analysis, the results are compared to the net present value of equity using the yield curve as of December 31, 2012. This curve is then shifted up and down and the net present value of equity is computed. The net present value of equity is the difference between the present value of assets and the present value of liabilities. It is useful for assessing longer term interest rate risk. This table does not include flattening or steepening yield curve effects.

December 31, 2012	Percent Change in
Change in Interest Rates	Present Value of Equity
Up 200 basis points	-2.2%
Up 100 basis points	-3.2%
Down 100 basis points	-5.6%

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

     The following table sets forth the estimated maturity and repricing and the resulting interest rate gap between interest earning assets and interest bearing liabilities at December 31, 2012. The amounts in the table are derived from internal Bank data regarding maturities and next repricing dates including contractual repayments.

	Estimated Maturity or Repricing at December 31, 2012
(Dollars in thousands)				Due After
	0-3 Months	4-12 Months	1-5 Years	Five Years	Total
Interest Earning Assets:
Interest earning balances due from banks	$63,433	$-	$-	$-	$63,433
Federal funds sold	4,059	-	-	-	4,059
Trading assets	-	-	-	-	-
Investments available for sale1 2	46,804	119,574	391,386	214,345	772,109
Loans held for sale	-	-	-	-	-
Loans, including fees	515,933	216,245	631,278	131,473	1,494,929
Total interest earning assets	$630,229	$335,819	$1,022,664	$345,818	2,334,530
Allowance for loan losses					(29,448)
Cash and due from banks					70,119
Other assets					112,979
Total assets					$2,488,180

Interest Bearing Liabilities:
Savings, interest bearing demand
and money markets [3]	$24,955	$65,630	$246,311	$756,178	$1,093,074
Time deposits	33,209	62,062	35,370	-	130,641
Borrowings [2]	-	50,000	70,000	7,900	127,900
Junior subordinated debentures	51,000	-	-	-	51,000
Total interest bearing liabilities	$109,164	$177,692	$351,681	$764,078	1,402,615
Other liabilities					746,345
Total liabilities					2,148,960
Stockholders' equity					339,220
Total liabilities & stockholders' equity					$2,488,180

Interest sensitivity gap	$521,065	$158,127	$670,983	$(418,260)	$931,915
Cumulative interest sensitivity gap	$521,065	$679,192	$1,350,175	$931,915
Cumulative interest sensitivity gap
as a percentage of total assets	21%	27%	54%	37%

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The following audited consolidated financial statements and related documents are set forth in this Annual Report on Form 10-K on the pages indicated:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
West Coast Bancorp
Lake Oswego, Oregon

We have audited the accompanying consolidated balance sheets of West Coast Bancorp and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of West Coast Bancorp and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2013 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon

March 8, 2013

WEST COAST BANCORP
CONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars and shares in thousands)	2012	2011
ASSETS

Cash and cash equivalents:
Cash and due from banks	$70,119	$59,955
Federal funds sold	4,059	4,758
Interest-bearing deposits in other banks	63,433	27,514
Total cash and cash equivalents	137,611	92,227
Investment securities available for sale, at fair value
(amortized cost: $756,480 and $717,593, respectively)	772,109	729,844
Federal Home Loan Bank stock, held at cost	11,932	12,148
Loans held for sale	-	3,281
Loans	1,494,929	1,501,301
Allowance for loan losses	(29,448)	(35,212)
Loans, net	1,465,481	1,466,089
Premises and equipment, net	21,948	24,374
Other real estate owned, net	16,112	30,823
Bank owned life insurance	27,160	26,228
Other assets	35,827	44,873
Total assets	$2,488,180	$2,429,887

LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits:
Demand	$712,285	$621,962
Savings and interest bearing demand	524,031	495,117
Money market	569,043	625,373
Time deposits	130,641	173,117
Total deposits	1,936,000	1,915,569

Short-term borrowings	50,000	-
Long-term borrowings	77,900	120,000
Junior subordinated debentures	51,000	51,000
Reserve for unfunded commitments	869	771
Other liabilities	33,191	28,068
Total liabilities	2,148,960	2,115,408

Commitments and contingent liabilities (Notes 11 and 18)

Stockholders' equity:
Preferred stock: no par value, 10,000 shares authorized;
Series B issued and outstanding: 121 at December 31, 2012 and December 31, 2011	21,124	21,124
Common stock: no par value, 50,000 shares authorized;
issued and outstanding: 19,293 at December 31, 2012 and 19,298 at December 31, 2011	232,202	230,966
Retained earnings	76,406	54,952
Accumulated other comprehensive income	9,488	7,437
Total stockholders' equity	339,220	314,479
Total liabilities and stockholders' equity	$2,488,180	$2,429,887

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31 (Dollars and shares in thousands, except per share amounts)	2012	2011	2010
INTEREST INCOME:
Interest and fees on loans	$75,139	$80,237	$88,409
Interest on taxable investment securities	13,949	16,177	14,493
Interest on nontaxable investment securities	2,112	2,074	2,175
Interest on deposits in other banks	122	184	493
Interest on federal funds sold	2	3	6
Total interest income	91,324	98,675	105,576

INTEREST EXPENSE:
Savings, interest bearing demand deposits and money market	739	2,074	4,664
Time deposits	1,000	2,899	7,466
Short-term borrowings	115	1,004	494
Long-term borrowings	1,236	3,626	6,176
Borrowings prepayment charge	-	7,140	2,326
Junior subordinated debentures	1,206	1,178	1,143
Total interest expense	4,296	17,921	22,269
Net interest income	87,028	80,754	83,307
Provision (benefit) for credit losses	(983)	8,133	18,652
Net interest income after provision (benefit) for credit losses	88,011	72,621	64,655

NONINTEREST INCOME:
Service charges on deposit accounts	11,816	13,353	15,690
Payment systems related revenue	12,246	12,381	11,393
Trust and investment services revenue	4,700	4,503	4,267
Gains on sales of loans	2,295	1,335	1,197
Other real estate owned valuation adjustments and (loss) gain on sales	(2,813)	(3,236)	(4,415)
Gain on securities, net:
Gains on sales of securities, net	375	713	1,562
Other-than-temporary impairment losses on securities	(1,726)	(1,636)	-
Portion of other-than-temporary, non-credit related losses
recognized in other comprehensive income	1,677	1,457	-
Total gains on securities, net	326	534	1,562
Other noninterest income	3,257	2,949	3,003
Total noninterest income	31,827	31,819	32,697

NONINTEREST EXPENSE:
Salaries and employee benefits	45,743	48,587	45,854
Equipment	6,193	6,113	6,247
Occupancy	8,179	8,674	8,894
Payment systems related expense	4,401	5,141	4,727
Professional fees	3,416	4,118	3,991
Postage, printing and office supplies	2,910	3,265	3,148
Marketing	1,585	3,003	3,086
Communications	1,604	1,549	1,525
Merger-related expense	1,772	-	-
Other noninterest expense	8,282	10,425	12,865
Total noninterest expense	84,085	90,875	90,337

INCOME BEFORE INCOME TAXES	35,753	13,565	7,015
PROVISION (BENEFIT) FOR INCOME TAXES	12,247	(20,212)	3,790
NET INCOME	$23,506	$33,777	$3,225

Basic earnings per share	$1.15	$1.65	$0.16
Diluted earnings per share	$1.08	$1.58	$0.16
Weighted average common shares	19,086	19,007	17,460
Weighted average diluted shares	20,286	19,940	18,059

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years ended December 31 (Dollars in thousands)	2012		2011		2010
Net income		$23,506		$33,777		$3,225
Other comprehensive income, net of tax:
Unrealized holding gains arising during the year	3,704		11,920		4,766
Tax provision	(1,454)		(4,695)		(1,888)
Unrealized holding gains arising during the year, net of tax	2,250		7,225		2,878

Less: Reclassification adjustment for net
other-than-temporary impairment losses on securities	49		179		-
Tax benefit	(19)		(70)		-
Net impairment losses on securities, net of tax	30		109		-

Less: Reclassification adjustment for net
gains on sales of securities	(375)		(713)		(1,562)
Tax provision	146		277		609
Net realized gains, net of tax	(229)		(436)		(953)
Other comprehensive income, net of tax		2,051		6,898		1,925
Total comprehensive income		$25,557		$40,675		$5,150

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31 (Dollars in thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,506	$33,777	$3,225
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and accretion	8,762	8,994	8,778
Amortization of tax credits	652	848	1,085
Deferred income tax provision (benefit)	6,410	(21,661)	(2,540)
Amortization of intangibles	-	358	279
Provision (benefit) for credit losses	(983)	8,133	18,652
Decrease in accrued interest receivable	824	158	892
Decrease (increase) in other assets	(179)	1,801	29,993
Net other-than-temporary impairment losses on securities	49	179	-
Gains on sales of securities, net	(375)	(713)	(1,562)
Net loss on disposal of premises and equipment	128	1,219	61
Net other real estate owned valuation adjustments and loss (gain) on sales	2,813	3,236	4,415
Gains on sale of loans	(1,457)	(1,335)	(1,197)
Origination of loans held for sale	(9,510)	(40,815)	(34,927)
Proceeds from sales of loans held for sale	14,248	41,971	34,198
Increase (decrease) in interest payable	(43)	(2,164)	504
Increase (decrease) in other liabilities	1,350	(1,024)	1,294
Increase in cash surrender value of bank owned life insurance	(932)	(915)	(896)
Stock based compensation expense	1,545	1,899	2,089
Excess tax benefit associated with stock plans	(124)	(66)	-
Net cash provided by operating activities	46,684	33,880	64,343

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from maturities of available for sale securities	226,932	298,490	288,050
Proceeds from sales of available for sale securities	32,859	45,283	77,551
Purchase of available for sale securities	(304,028)	(421,154)	(449,665)
Proceeds from redemption of Federal Home Loan Bank stock	216	-	-
Loans made to customers less than principal collected on loans	5,146	692	138,459
Purchase of loans	(8,255)	-	-
Proceeds from the sale of other real estate owned	16,758	27,062	38,106
Capital expenditures on other real estate owned	(160)	(528)	(3,234)
Capital expenditures on premises and equipment	(876)	(2,216)	(2,265)
Net cash provided (used) by investing activities	(31,408)	(52,371)	87,002

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase in demand, savings and interest
bearing transaction accounts	65,883	84,050	42,752
Net decrease in time deposits	(42,476)	(102,294)	(249,114)
Proceeds from issuance of short-term borrowings	97,000	168,918	-
Repayment of short-term borrowings	(97,000)	(208,118)	(17,600)
Proceeds from issuance of long-term borrowings	7,900	120,000	4,400
Repayment of long-term borrowings	-	(129,399)	(81,500)
Proceeds from secured borrowings	-	-	7,991
Proceeds from issuance of common stock-Rights Offering	-	-	10,000
Costs of issuance of common stock-Rights Offering	-	-	(650)
Proceeds from issuance of common stock-Discretionary Program	-	-	7,856
Costs of issuance of common stock-Discretionary Program	-	-	(817)
Activity in deferred compensation plan	53	(27)	262
Proceeds from issuance of common stock-stock options	151	80	4
Fractional share payment	-	(18)	-
Redemption of stock pursuant to stock plans	(501)	(531)	(35)
Excess tax benefits associated with stock plans	124	66	-
Cash dividends paid	(1,026)	-	-
Net cash provided (used) by financing activities	30,108	(67,273)	(276,451)

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	45,384	(85,764)	(125,106)
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	92,227	177,991	303,097
CASH AND CASH EQUIVALENTS AT END OF YEAR	$137,611	$92,227	$177,991

See notes to consolidated financial statements.

WEST COAST BANCORP
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

					Accumulated
					Other
(Shares and dollars in thousands)	Preferred	Common Stock		Retained	Comprehensive
	Stock	Shares	Amount	Earnings	Income (Loss)	Total
BALANCE, January 1, 2010	139,248	3,128	$93,246	$17,950	$(1,386)	$249,058

Net income	-	-	-	3,225	-	$3,225
Other comprehensive income, net of tax:	-	-	-	-	1,925	1,925
Redemption of stock pursuant to stock plans	-	(12)	(35)	-	-	(35)
Conversion of Series A preferred stock	(118,124)	14,288	118,124	-	-	-
Issuance of common stock-Rights Offering,
net of costs		1,000	9,350	-	-	9,350
Issuance of common stock-Discretionary Program,
net of costs		561	7,039	-	-	7,039
Activity in deferred compensation plan	-	(3)	262	-	-	262
Issuance of common stock-stock options	-	1	4	-	-	4
Issuance of common stock-restricted stock	-	323	-	-	-	-
Stock based compensation expense	-	-	2,089	-	-	2,089
Tax adjustment associated with stock plans	-	-	(357)	-	-	(357)
BALANCE, December 31, 2010	21,124	19,286	$229,722	$21,175	$539	$272,560

Net income	-	-	-	33,777	-	$33,777
Other comprehensive income, net of tax	-	-	-	-	6,898	6,898
Redemption of stock pursuant to stock plans	-	(55)	(531)	-	-	(531)
Activity in deferred compensation plan	-	(3)	(27)	-	-	(27)
Issuance of common stock-stock options	-	7	80	-	-	80
Issuance of common stock-restricted stock	-	64	-	-	-	-
Stock based compensation expense	-	-	1,899	-	-	1,899
Tax adjustment associated with stock plans	-	-	(159)	-	-	(159)
Fractional share payment	-	(1)	(18)	-	-	(18)
BALANCE, December 31, 2011	21,124	19,298	$230,966	$54,952	$7,437	$314,479

Net income	-	-	-	23,506	-	$23,506
Other comprehensive income, net of tax	-	-	-	-	2,051	2,051
Cash dividends, $.10 per common share	-	-	-	(2,052)	-	(2,052)
Redemption of stock pursuant to stock plans	-	(47)	(501)	-	-	(501)
Activity in deferred compensation plan	-	(1)	53	-	-	53
Issuance of common stock-stock options	-	13	151	-	-	151
Issuance of common stock-restricted stock	-	30	-	-	-	-
Stock based compensation expense	-	-	1,545	-	-	1,545
Tax adjustment associated with stock plans	-	-	(12)	-	-	(12)

BALANCE, December 31, 2012	21,124	19,293	$232,202	$76,406	$9,488	$339,220

See notes to consolidated financial statements.

WEST COAST BANCORP
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of Operations. West Coast Bancorp (“Bancorp” or “the Company”) provides a full range of financial services including lending and depository services through West Coast Bank and its 58 branch banking offices in Oregon and Washington. West Coast Trust Company, Inc. (“West Coast Trust”) provides fiduciary, agency, trust and related services, and life insurance products.

     Principles of Consolidation. The accompanying consolidated financial statements include the accounts of Bancorp, and its wholly-owned subsidiaries, West Coast Bank (the “Bank”), West Coast Trust and Totten, Inc., after elimination of material intercompany transactions and balances. West Coast Statutory Trusts III, IV, V, VI, VII and VIII are considered related parties to Bancorp and their financial results are not consolidated in Bancorp’s financial statements. Junior subordinated debentures issued by the Company to West Coast Statutory Trusts are included on the Company’s consolidated balance sheets as junior subordinated debentures.

     Basis of Financial Statement Presentation and the Use of Estimates in the Financial Statements. The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and with prevailing practices within the banking and securities industries. Management is required to make certain estimates and assumptions when preparing the financial statements that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and the amounts of income and expense for the reporting period. Actual results could differ significantly from management’s estimates. Certain material estimates subject to significant change relate to the determination of the allowance for credit losses, the provision or benefit for income taxes, and the fair value of investments and other real estate owned. Immaterial reclassifications related to prior year amounts of Trading Securities in the Balance Sheet have been made to conform to current presentation and Statement of Cash Flows.

     Subsequent Events. The Company has evaluated events and transactions for potential recognition or disclosure through the date the financial statements were issued.

     Cash and Cash Equivalents. Cash and cash equivalents include cash on hand, interest bearing deposits in other banks, amounts due from banks and federal funds sold. Generally, federal funds are purchased or sold for one-day periods.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Supplemental Cash Flow Information. The following table presents supplemental cash flow information for the years ended December 31, 2012, 2011, and 2010.

(Dollars in thousands)	December 31,
	2012	2011	2010
Supplemental cash flow information:
Cash (received) paid in the year for:
Interest	$4,339	$20,085	$21,765
Income taxes, net	6,470	6,550	(27,742)

Noncash investing and financing activities:
Change in unrealized gain on available
for sale securities, net of tax	$2,051	$6,898	$1,925
Dividends declared and accrued in other liabilities	1,026	-	-
Sale of SBA loans - transfer to other assets	-	-	7,991
Settlement of secured borrowings	-	(3,085)	(4,906)
Transfer of long term debt to short term debt	50,000	39,200	5,000
OREO and premises and equipment expenditures
accrued in other liabilities	29	111	74
Transfer of loans to OREO	4,700	21,139	25,199

     Investment Securities Available for Sale. Investment securities classified as available for sale are not trading securities but may be sold before maturity in response to changes in the Company’s interest rate risk profile, funding needs or demand for collateralized deposits by public entities. Available for sale securities are carried at fair value with unrealized gains and losses, net of any tax effect, reported within accumulated other comprehensive income in stockholders’ equity. Premiums and discounts are amortized or accreted over the estimated life of the investment security as an adjustment to the yield. For purposes of computing realized gains and losses, the cost of securities sold is determined using the specific identification method. The Company analyzes investment securities for other-than-temporary impairment (“OTTI”) on a quarterly basis. For equity securities where declines in fair value are deemed other-than-temporary and the Company does not have the ability and intent to hold the securities until recovery, OTTI is recognized in noninterest income. The Company considers whether a debt security will be sold or if it is likely to be required to be sold prior to the recovery of any unrealized loss. Intent to sell or a requirement to sell debt securities prior to recovery would result in recognizing the entire impairment as OTTI in noninterest income. If the Company does not intend to sell impaired debt securities, will not be required to sell them prior to recovery, and the Company does not expect to recover its entire amortized cost basis of the securities, the portion of impairment loss specifically related to credit losses is recognized in noninterest income. The portion of impairment loss related to all other factors is recognized as a separate category in other comprehensive income.

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

     Federal Home Loan Bank Stock. Federal Home Loan Bank of Seattle (the “FHLB”) stock is carried at cost which equals its par value because the shares can only be redeemed with the FHLB at par and it lacks a market. The Bank is required to maintain a minimum level of investment in FHLB stock based on specific percentages of its outstanding mortgages and FHLB advances. Stock redemptions are at the discretion of the FHLB or of the Company, upon prior notice to the FHLB of five years for FHLB B stock or six months for FHLB A stock. The Bank considers FHLB stock a restricted security. The Company periodically analyzes FHLB stock for OTTI. The evaluation of OTTI on FHLB stock is based on an assessment of the ultimate recoverability of cost rather than recognizing temporary declines in value. The determination of whether a decline affects the ultimate recoverability of cost is influenced by criteria such as (a) the significance of any decline in net assets of the FHLB as compared to the capital stock amount for the FHLB and the length of time this situation has persisted, (b) commitments by the FHLB to make payments required by law or regulation and the level of such payments in relation to the operating performance of the FHLB, (c) the impact of legislative and regulatory changes on institutions and, accordingly, the customer base of the FHLB, and (d) the liquidity position of the FHLB. The Company analyzed FHLB stock for OTTI and concluded that no impairment exists at December 31, 2012.

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Loans Held for Sale. At December 31, 2011, loans held for sale includes mortgage loans that are carried at the lower of cost or market value. During the year ending December 31, 2012, the Company discontinued funding mortgage loans that were sold on the secondary market. The Company changed its business model to act as a direct broker between clients and third party purchasers of mortgage loans. Fees for these services are recognized in income when realized. The Company originates loans to customers under Small Business Administration (“SBA”) programs that generally provide for SBA guarantees of 50% to 85% of each loan. We periodically sell the guaranteed portion of certain SBA loans to investors and retain the unguaranteed portion and servicing rights in our loan portfolio. SBA loans are recorded and held within the loan portfolio until designated to be sold. Gains on these sales are earned through the sale of the guaranteed portion of the loan for an amount in excess of the adjusted carrying value of the portion of the loan sold. We allocate the carrying value of such loans between the portion sold, the portion retained and a value assigned to the right to service the loan. The difference between the adjusted carrying value of the portion retained and the face amount of the portion retained is amortized to interest income over the life of the related loan using a straight-line method over the anticipated lives of the pool of SBA loans. We record a gain on sale of SBA loans at the date of transfer of the loan.

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

     Allowance for Credit Losses. The allowance for credit losses is comprised of two components, the allowance for loan losses and the reserve for unfunded commitments. The allowance for loan losses is an estimation of losses incurred for outstanding loan balances, while the reserve for unfunded commitments is based upon an estimation of incurred loss for the portion of total loan commitments not yet funded for the period reported.

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

     Commitments to Extend Credit. Unfunded loan commitments are generally related to providing credit facilities to customers of the bank and are not actively traded financial instruments. These unfunded commitments are disclosed as commitments to extend credit in Note 18 “Financial Instruments with Off Balance Sheet Risk” in the notes to consolidated financial statements.

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

     Other Real Estate Owned (“OREO”). OREO is real property of which the Bank has taken possession or that has been deeded to the Bank through a deed-in-lieu of foreclosure, non-judicial foreclosure, judicial foreclosure or similar process in partial or full satisfaction of a loan or loans. In addition, the Bank owns a closed branch building that is considered OREO. OREO is initially recorded at the lower of the carrying amount of the loan or fair value of the property less estimated costs to sell. This amount becomes the property’s new basis. Management considers third party appraisals as well as independent fair market value assessments from realtors or persons involved in selling OREO in determining the fair value of particular properties. Accordingly, the valuation of OREO is subject to significant external and internal judgment. Management also reviews OREO at least annually to determine whether the property continues to be carried at the lower of its recorded book value or fair value, net of estimated costs to sell. Any further OREO valuation adjustments or subsequent gains or losses on the final disposition of OREO are charged to other real estate owned valuation adjustments and (loss) gain on sales. Expenses from the maintenance and operations of OREO are included in other noninterest expense in the statements of income.

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

     Income Taxes. Income taxes are accounted for using the asset and liability method. Under this method, a deferred tax asset or liability is determined based on the enacted tax rates that will be in effect when the differences between the financial statement carrying amounts and tax basis of existing assets and liabilities are expected to be reported in Bancorp’s income tax returns. The deferred tax provision (benefit) for the year is equal to the net change in the net deferred tax asset from the beginning to the end of the year, less amounts applicable to the change in value related to investment securities available for sale. The effect on deferred taxes of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records net deferred tax assets to the extent these assets will more likely than not be realized. In making such determination, the Company assesses the available positive and negative evidence including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial results. A deferred tax asset valuation allowance is established to reduce the net carrying amount of deferred tax assets if it is determined to be more likely than not, that all or some portion of the potential deferred tax asset will not be realized. The Company’s accounting policy is to exclude deferred tax assets related to unrealized losses on its available for sale debt securities as these losses are expected to reverse and realization of the related deferred tax asset is not dependent on future taxable income. The Company determined that no deferred tax asset valuation allowance was required at December 31, 2012. It is the Company’s accounting policy to include interest expense and penalties related to income taxes as a component of provision (benefit) for income taxes. See Note 15 “Income Taxes” of the notes to consolidated financial statements for more detail.

     Operating Segments. Public enterprises are required to report certain information about their operating segments in the financial statements. The basis for determining the Company’s operating segments is the way in which management operates the businesses. Bancorp has identified two reportable segments, “banking” and “other” which include West Coast Trust. See Note 20 “Segment and Related Information” of the notes to consolidated financial statements for more detail.

     Trust Company Assets. Assets (other than cash deposits) held by West Coast Trust in fiduciary or agency capacities for its trust customers are not included in the accompanying consolidated balance sheets, because such items are not assets of West Coast Trust.

     Borrowings. Federal funds purchased and securities sold under agreements to repurchase generally mature within one to four days from the transaction date. Other short-term borrowed funds mature within one year from the date of these financial statements. Long-term borrowed funds extend beyond one year and are reclassed to short-term borrowings when the long term borrowed funds mature within one year and there is no intent to refinance.

     Earnings Per Share. Earnings per share is calculated under the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for each class of common stock and participating security according to dividends declared (or accumulated) and participation rights in undistributed earnings. A participating security is an instrument that may participate in undistributed earnings with common stock. The Company has issued restricted stock that qualifies as a participating security. Basic earnings per share is computed by dividing net income available to common shareholders by the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of options, warrants, conversion of preferred stock, and unvested restricted stock were included unless those additional shares would have been anti-dilutive. For the diluted earnings per share computation, the treasury stock method is applied and compared to the two-class method and whichever method results in a more dilutive impact was utilized to calculate diluted earnings per share.

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

     New Accounting Pronouncements. In April 2011, the Financial Accounting Standards Board (“FASB”) issued guidance within the Accounting Standards Update (“ASU”) 2011-04, “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. This ASU amends existing guidance regarding the highest and best use and valuation assumption by clarifying these concepts are only applicable to measuring the fair value of nonfinancial assets. The ASU also clarifies that the fair value measurement of financial assets and financial liabilities which have offsetting market risks or counterparty credit risks that are managed on a portfolio basis, when several criteria are met, can be measured at the net risk position. Additional disclosures about Level 3 fair value measurements are required including a quantitative disclosure of the unobservable inputs and assumptions used in the measurement, a description of the valuation process in place, and discussion of the sensitivity of fair value changes in unobservable inputs and interrelationships about those inputs as well disclosure of the level of the fair value of items that are not measured at fair value in the financial statements but disclosure of fair value is required. ASU 2011-04 was effective for the Company’s reporting period beginning after December 15, 2011, and has been applied prospectively.

     In February 2013, the FASB issued ASU 2013-02, “Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income”. This ASU requires an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component and to present either on the face of the statement where net income is presented, or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. The amendments are effective for annual and interim reporting periods beginning on or after December 15, 2012. The Company is currently in the process of evaluating the ASU but does not expect it will have a material impact on the Company’s consolidated financial statements.

2. INVESTMENT SECURITIES

     The following table presents the available for sale investment securities as of December 31, 2012, and 2011:

(Dollars in thousands)
December 31, 2012	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$200	$-	$-	$200
U.S. Government agency securities	238,775	4,422	-	243,197
Corporate securities	14,303	-	(5,165)	9,138
Mortgage-backed securities	414,162	11,150	(199)	425,113
Obligations of state and political subdivisions	77,827	4,905	(53)	82,679
Equity investments and other securities	11,213	601	(32)	11,782
Total	$756,480	$21,078	$(5,449)	$772,109

(Dollars in thousands)
December 31, 2011	Amortized	Unrealized	Unrealized
	Cost	Gross Gains	Gross Losses	Fair Value
U.S. Treasury securities	$200	$3	$-	$203
U.S. Government agency securities	216,211	3,453	(33)	219,631
Corporate securities	14,351	-	(5,844)	8,507
Mortgage-backed securities	419,510	9,351	(136)	428,725
Obligations of state and political subdivisions	56,003	4,736	(7)	60,732
Equity investments and other securities	11,318	749	(21)	12,046
Total	$717,593	$18,292	$(6,041)	$729,844

     At December 31, 2012, the estimated fair value of the investment portfolio was $772.1 million, an increase of $42.3 million or 5.8% from $729.8 million at year end 2011. The estimated net unrealized gain on the investment portfolio at December 31, 2012, was $15.6 million, or 2.0% of the total portfolio, compared to $12.3 million and 1.7% respectively, at year end 2011. During 2012, the net unrealized gain on mortgage-backed securities increased $1.7 million to $11.0 million at year end while the net unrealized gain on U.S. Government agency securities increased $1.0 million to $4.4 million. The net unrealized gains in the obligations of state and political subdivisions category remained relatively unchanged from year end 2011. The unrealized loss on the corporate securities portfolio declined $.7 million during 2012.

     At December 31, 2012, the corporate securities portfolio included four pooled trust preferred securities with amortized cost of $13.8 million and an estimated fair market value of $8.6 million resulting in an estimated $5.2 million unrealized loss. This unrealized loss was associated with the decline in market value since purchase of our investments in pooled trust preferred securities issued by banks and insurance companies. Continued wide credit and liquidity spreads contributed to the unrealized loss associated with these securities. These pooled trust preferred securities are rated C or better by the rating agencies that cover these securities and they have several features that reduce credit risk, including seniority over certain tranches in the same pool and the benefit of certain collateral coverage tests.

     Gross realized gains on the sale of investment securities included in earnings in 2012, 2011, and 2010 were $375,000, $1,022,000, and $1,562,000, respectively. Gross realized losses were $309,000 in 2011 and there were no such losses in 2012 and 2010.

     Dividends on equity investments for the years 2012, 2011, and 2010 were $90,000, $100,000, and $105,000, respectively.

2. INVESTMENT SECURITIES

     During 2012, in terms of amortized cost, we increased our investment securities balance by $38.9 million principally due to our efforts to maintain relatively low cash balances given the low market interest rates. The purchases over the past year were primarily of U.S. Government agency securities portfolio with 3 to 5 year maturities and municipal securities. The fair value of our U.S. Government agency securities increased by $23.6 million in 2012 as part of our effort to maintain liquidity and portfolio diversification as well as to provide collateral for public funds and borrowing sources such as the FHLB.

     Our mortgage-backed securities portfolio had a fair value of $425.1 million, a decrease of $3.6 million from $428.7 million a year ago. This segment of our portfolio primarily consists of U.S. Government agency ten and fifteen year fully amortizing mortgage-backed securities with limited extension risk. This portfolio consisted of U.S. Agency backed mortgages with an amortized cost of $361.7 million and U.S. Government backed mortgage securities with an amortized cost of $52.5 million. Floating or adjustable rate securities represented $9.0 million of this portfolio while the remainder consisted of fixed rate securities. Ten and fifteen year pass-through mortgages with a projected average life of 3.7 years represented the majority of fixed rate securities within this portfolio. Mortgage backed securities are subject to prepayment risk. Rising prepayments reduces the projected average life and accelerates the amortization of premiums and therefore reduces the income from this portfolio. At December 31, 2012, the bank owned no privately issued mortgage backed securities.

     Our portfolio of securities representing obligations of state and political subdivisions had a fair value of $82.7 million, with an amortized cost of $77.8 million, indicating a net unrealized gain of $4.9 million. At December 31, 2012, our equity and other investment securities had a fair value of $11.8 million and consisted of three investments in mutual fund shares and three investments in government backed Housing and Urban Development (“HUD”) Bonds. In addition to interest income, these investments provide the Bank with Community Reinvestment Act (“CRA”) benefits. The following tables provide the fair value and gross unrealized losses on securities available for sale, aggregated by category and length of time the individual securities have been in a continuous unrealized loss position:

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
December 31, 2012	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$499	$-	$-	$-	499	-
Corporate securities	-	-	8,638	(5,165)	8,638	(5,165)
Mortgage-backed securities	29,691	(122)	8,404	(77)	38,095	(199)
Obligations of state and political subdivisions	5,013	(53)	-	-	5,013	(53)
Equity and other securities	793	(6)	1,175	(26)	1,968	(32)
Total	$35,996	$(181)	$18,217	$(5,268)	$54,213	$(5,449)

(Dollars in thousands)	Less than 12 months		12 months or more		Total
		Unrealized		Unrealized		Unrealized
As of December 31, 2011	Fair Value	Losses	Fair Value	Losses	Fair Value	Losses
U.S. Government agency securities	$14,627	$(33)	$-	$-	14,627	(33)
Corporate securities	-	-	8,007	(5,844)	8,007	(5,844)
Mortgage-backed securities	26,416	(130)	9,538	(6)	35,954	(136)
Obligations of state and political subdivisions	234	(7)	-	-	234	(7)
Equity and other securities	598	(2)	1,182	(19)	1,780	(21)
Total	$41,875	$(172)	$18,727	$(5,869)	$60,602	$(6,041)

     There were six investment securities with a 12 month or greater continuous unrealized loss in the investment portfolio at December 31, 2012, with an amortized cost of $23.5 million and a total unrealized loss of $5.3 million. In comparison, at December 31, 2011, there were six investment securities with a 12 month or greater continuous unrealized loss in the investment portfolio, with a total unrealized loss of $5.9 million. The unrealized loss on these investment securities was primarily due to continued increased credit and liquidity spreads and an extension of expected cash flow causing a decline in the fair market value of our pooled trust preferred securities (corporate security category). The value of most of our securities fluctuates as market interest rates change.

     There were a total of 13 securities in Bancorp’s investment portfolio at December 31, 2012, that have been in a continuous unrealized loss position for less than 12 months, with an amortized cost of $36.2 million and a total unrealized loss of $.2 million. At December 31, 2011, there were a total of eight securities in Bancorp’s investment portfolio that have been in a continuous unrealized loss position for less than 12 months, with an amortized cost of $42.0 million and a total unrealized loss of $.2 million. The fair value of these securities fluctuates as market interest rates change.

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

     In the second quarter of 2011, the Company recorded a credit related OTTI charge of $.2 million pretax related to a pooled trust preferred security in our investment portfolio which also was placed on nonaccrual status at the same time. An additional credit related OTTI charge of $49,000 pretax relating to this same security was deemed necessary in the first quarter of 2012. We do not intend to sell this security, and it is not likely that we will be required to sell this security, but we do not expect to recover the entire amortized cost basis of the security. The amount of OTTI related to credit losses recognized in earnings represents the amortized cost of the security that we do not expect to recover and is based on the estimated cash flow expected from the security, discounted by the estimated future coupon rates of the security. We estimate cash flows based on the performance of the underlying collateral for the security and the overall structure of the security. Factors considered in the performance of underlying collateral include current default and deferral rates, estimated future default, deferral and recovery rates, and prepayment rates. Factors considered in the overall structure of the security include the impact of the underlying collateral cash flow on debt coverage tests and subordination levels. The remaining impairment on this security that is related to all other factors is recognized in other comprehensive income. Given regulatory guidelines on expectation of full payment of interest and principal as well as extended principal in kind payments, this pooled trust preferred security was placed on nonaccrual status. In addition, in October 2011 the Company placed another pooled trust preferred security with principal in kind payments on nonaccrual status. While this security had an impairment loss of $1.5 million at December 31, 2012, based on our projections of future interest and principal payments, this security had no credit related OTTI as of December 31, 2012. At year end 2012, these securities were rated C or better by the rating agencies that cover these securities. They have several features that reduce credit risk, including seniority over certain tranches in the same pool and the benefit of certain collateral coverage tests.

     The following table presents a summary of the significant inputs utilized to measure the other-than-temporary impairment related to credit losses associated with the above pooled trust preferred security at December 31, 2012, and 2011:

(Dollars in thousands)
	December 31, 2012	December 31, 2011
Default Rate	0.75%	0.75%
Recovery Rate	15.00%	15.00%
Prepayments	1.00%	1.00%
Discount rate (coupon) range	3.11%-4.36%	3.43%-4.77%

     The following table presents information about the securities with OTTI losses for the years ended December 31, 2012, 2011, and 2010:

(Dollars in thousands)
	Year to date December 31,
	2012	2011	2010
Other-than-temporary impairment losses on securities	$(1,726)	$(1,636)	$-
Portion of other-than temporary, non-credit related losses
recognized in other comprehensive income	1,677	1,457	-
Net other-than-temporary impairment losses on securities	$(49)	$(179)	$-

2. INVESTMENT SECURITIES

     The following table presents a tabular roll forward of the amount of credit related OTTI recognized in earnings for years ended December 31, 2012, and 2011:

(Dollars in thousands)
	Year ended December 31,
	2012	2011
Balance of net other-than-temporary impairment losses on securities, beginning of period	$(179)	$-
Net other-than-temporary impairment losses on securities in the period	(49)	(179)
Balance of net other-than-temporary impairment losses on securities, end of period	$(228)	$(179)

     At December 31, 2012, and 2011, the Company had $287.1 million and $291.0 million, respectively, in investment securities being provided as collateral to the FHLB, the Federal Reserve Bank of San Francisco (the “Federal Reserve”), the State of Oregon and the State of Washington, and others for our borrowings and certain public fund deposits. At December 31, 2012, and December 31, 2011, Bancorp had no reverse repurchase agreements.

     The follow table presents the maturities of the investment portfolio at December 31, 2012:

(Dollars in thousands)	Available for sale
	Amortized cost	Fair value
U.S. Treasury securities
One year or less	$-	$-
After one year through five years	200	200
After five through ten years	-	-
Due after ten years	-	-
Total	200	200

U.S. Government agency securities:
One year or less	100	102
After one year through five years	176,545	180,243
After five through ten years	62,130	62,852
Due after ten years	-	-
Total	238,775	243,197

Corporate securities:
One year or less	-	-
After one year through five years	500	500
After five through ten years	-	-
Due after ten years	13,803	8,638
Total	14,303	9,138

Obligations of state and political subdivisions:
One year or less	1,904	1,937
After one year through five years	20,752	21,901
After five through ten years	37,971	40,783
Due after ten years	17,200	18,058
Total	77,827	82,679

Sub-total	331,105	335,214

Mortgage-backed securities	414,162	425,113
Equity investments and other securities	11,213	11,782
Total securities	$756,480	$772,109

     Mortgage-backed securities, including collateralized mortgage obligations and asset-backed securities, have maturities that will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

The following table presents the loan portfolio as of December 31, 2012, and 2011:

(Dollars in thousands)	December 31,
	2012	2011
Commercial	$259,333	$299,766
Real estate construction	32,983	30,162
Real estate mortgage	288,476	324,994
Commercial real estate	901,817	832,767
Installment and other consumer	12,320	13,612
Total loans	1,494,929	1,501,301
Allowance for loan losses	(29,448)	(35,212)
Total loans, net	$1,465,481	$1,466,089

     At December 31, 2012, total loans decreased $6.4 million from the balance at December 31, 2011. The declines within the loan portfolio principally occurred in the commercial and real estate mortgage loan categories. The growth in the commercial real estate portfolio nearly offset these declines. At December 31, 2012, and 2011, Bancorp had $1.7 million and $.8 million, respectively, of overdrafts classified as loans in the installment and other consumer loan category.

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

     Our residential and commercial construction portfolios are portfolios we consider to have higher risk. Construction loans are underwritten utilizing independent appraisal reviews, sensitivity analysis of absorption and lease rates financial analysis of the developers, property owners, and investors as well as on a selective basis, feasibility studies. Construction loans are generally based upon estimates of costs and value associated with the complete project. Significant judgments and estimates are made in the preparation of the financial statements and actual results could differ from these estimates as future events occur. Construction loans often involve the disbursement of substantial funds with repayment substantially dependent on the success of the ultimate project. Sources of repayment for these types of loans may be pre-committed permanent loans from the Company or other approved third party long-term lenders, sales of developed property or an interim loan commitment from the Company until permanent financing is obtained. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, governmental regulation of real property, pre-leasing that does not materialize, general economic conditions, the availability of long-term financing, and completion of construction within timelines and costs originally set forth.

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

     Loans greater than 90 days past due are classified into nonaccrual status. The following table presents an age analysis of the loan portfolio as of December 31, 2012, and 2011:

(Dollars in thousands)	December 31, 2012
	30 - 89 days	Greater than	Total	Current	Total
	past due	90 days past due	past due	loans	loans
Commercial	$2,988	$1,283	$4,271	$255,062	$259,333
Real estate construction	-	1,337	1,337	31,646	32,983
Real estate mortgage	2,605	2,729	5,334	283,142	288,476
Commercial real estate	1,407	3,404	4,811	897,006	901,817
Installment and other consumer	6	1	7	12,313	12,320
Total	$7,006	$8,754	$15,760	$1,479,169	$1,494,929

(Dollars in thousands)	December 31, 2011
	30 - 89 days	Greater than	Total	Current	Total
	past due	90 days past due	past due	loans	loans
Commercial	$849	$5,692	$6,541	$293,225	$299,766
Real estate construction	-	5,522	5,522	24,640	30,162
Real estate mortgage	3,787	6,226	10,013	314,981	324,994
Commercial real estate	3,619	6,328	9,947	822,820	832,767
Installment and other consumer	56	1	57	13,555	13,612
Total	$8,311	$23,769	$32,080	$1,469,221	$1,501,301

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The following table presents an analysis of impaired loans as of December 31, 2012, and 2011:

						Year ended
(Dollars in thousands)	December 31, 2012					December 31, 2012
	Unpaid principal	Impaired loans	Impaired loans	Total impaired	Related	Average impaired
	balance[1]	with no allowance	with allowance	loan balance	allowance	loan balance
Commercial	$16,640	$4,313	$481	$4,794	$19	$6,648
Real estate construction	4,381	1,336	-	1,336	-	4,920
Real estate mortgage	26,122	9,776	4,601	14,377	82	15,506
Commercial real estate	23,401	9,659	12,210	21,869	729	22,762
Installment and other consumer	2,237	-	81	81	20	100
Total	$74,193	$25,084	$17,373	$42,457	$850	$49,936

						Year ended
(Dollars in thousands)	December 31, 2011					December 31, 2011
	Unpaid principal	Impaired loans	Impaired loans	Total impaired	Related	Average impaired
	balance[1]	with no allowance	with allowance	loan balance	allowance	loan balance
Commercial	$18,736	$7,750	$224	$7,974	$1	$10,504
Real estate construction	9,716	5,823	41	5,864	-	8,405
Real estate mortgage	30,732	11,949	6,779	18,728	329	20,892
Commercial real estate	25,426	15,070	8,604	23,674	173	25,969
Installment and other consumer	1,812	5	175	180	-	54
Total	$86,422	$40,597	$15,823	$56,420	$503	$65,824

[1]	The unpaid principal balance on impaired loans represents the amount owed by the borrower. The carrying value of impaired loans is lower than the unpaid principal balance due to charge-offs.

     At December 31, 2012, and 2011, Bancorp’s recorded investment in loans that were considered to be impaired was $42.5 million and $56.4 million, respectively. A loan is considered to be impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due including both interest and principal according to the contractual terms of the loan agreement. For loans that are collateral dependent, the Company charges off the amount of impairment at the time of impairment. At December 31, 2012, a specific reserve allowance in the amount of $.8 million was established related to $17.4 million of impaired loans which were considered to be troubled debt restructurings (“TDR”) that were on interest accruing status, compared to a specific reserve allowance in the amount of $.5 million established related to $15.8 million of impaired loans which were considered to be troubled debt restructurings and were on an interest accruing status at December 31, 2011. Troubled debt restructuring nonaccrual loan balances were $11.4 million and $21.8 million at December 31, 2012, and 2011, respectively, which are included in total nonaccrual loans.

     The average recorded investment in impaired loans for the years ended December 31, 2012, 2011, and 2010, was approximately, $49.9 million, $65.8 million and $78.0 million, respectively. For the years ended December 31, 2012, 2011, and 2010, interest income recognized on impaired loans totaled $999,000, $1,035,000, and $568,000, respectively.

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

     The following table presents an analysis of TDRs for the periods ended December 31, 2012, and 2011:

(Dollars in thousands)	TDRs recorded for the twelve months ending			TDRs recorded in the twelve months prior to December 31, 2012 that
	December 31, 2012			subsequently defaulted in the twelve months ending December 31, 2012
	Number of	Pre-TDR outstanding	Post-TDR outstanding	Number of	Pre-TDR outstanding
	loans	recorded investment	recorded investment	loans	recorded investment	Amount Defaulted
Commercial	5	$930	$908	-	$-	$-
Real estate construction	1	1,795	1,795	-	-	-
Real estate mortgage	2	229	110	-	-	-
Commercial real estate	3	854	854	-	-	-
Consumer loans	-	-	-	-	-	-
Total	11	$3,808	$3,667	-	$-	$-

(Dollars in thousands)	TDRs recorded for the twelve months ending			TDRs recorded in the twelve months prior to December 31, 2011 that
	December 31, 2011			subsequently defaulted in the twelve months ending December 31, 2011
	Number of	Pre-TDR outstanding	Post-TDR outstanding	Number of	Pre-TDR outstanding
	loans	recorded investment	recorded investment	loans	recorded investment	Amount Defaulted
Commercial	11	$949	$949	2	$115	$97
Real estate construction	1	744	744	-	-	-
Real estate mortgage	9	2,653	2,653	1	59	49
Commercial real estate	7	1,603	1,520	1	374	374
Consumer loans	3	225	225	-	-	-
Total	31	$6,174	$6,091	4	$548	$520

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

     The following table presents nonaccrual loans by category as of December 31, 2012, and 2011:

	December 31,
(Dollars in thousands)	2012	2011
Commercial	$4,313	$7,750
Real estate construction	1,336	5,823
Real estate mortgage	9,776	11,949
Commercial real estate	9,659	15,070
Installment and other consumer	-	5
Total loans on nonaccrual status	$25,084	$40,597

     Loans on which the accrual of interest has been discontinued were approximately $25.1 million, $40.6 million and $61.2 million at December 31, 2012, 2011, and 2010, respectively. Interest income foregone on nonaccrual loans was approximately $3.4 million, $4.1 million and $6.5 million in 2012, 2011, and 2010, respectively.

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The Company uses a risk rating matrix to assign a risk rating to loans not evaluated on a homogenous pool level. At December 31, 2012, $1.13 billion of loans were risk rated and $362.1 million were evaluated on a homogeneous pool basis. Individually risk rated loans are rated on a scale of 1 to 10. A description of the general characteristics of the 10 risk ratings is as follows:

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

     The Company considers loans assigned a risk rating 8 through 10 to be classified loans. The weighted average risk ratings declined from December 31, 2011, to December 31, 2012. Overall classified loan balances have decreased, however, both in total and as a percentage of the total loan portfolio. The following table presents weighted average risk ratings of the loan portfolio and classified loans by category:

(Dollars in thousands)	December 31, 2012		December 31, 2011
	Weighted average	Classified	Weighted average	Classified
	risk rating	loans	risk rating	loans
Commercial	5.82	$15,281	5.84	$22,401
Real estate construction	6.30	4,148	6.99	13,159
Real estate mortgage	6.44	17,843	6.50	24,004
Commercial real estate	5.58	28,012	5.67	35,255
Installment and other consumer[1]	7.93	229	7.87	358
Total		$65,513		$95,177

Total loans risk rated	$1,132,847		$1,103,713

[1]	Installment and other consumer loans are primarily evaluated on a homogenous pool level and generally not individually risk rated unless certain factors are met.

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     Important credit quality metrics for the homogenous pool basis include nonaccrual and past due status. Total loans evaluated on a homogeneous pool basis were $362.1 million and $397.6 million at December 31, 2012, and 2011, respectively. The following table presents loans by category that the credit risk is evaluated on a homogenous pool basis. The real estate mortgage category includes home equity lines of credit and home equity loans and certain small business loans.

(Dollars in thousands)	December 31, 2012			December 31, 2011
	Current	Nonaccrual	30 - 89 days	Current	Nonaccrual	30 - 89 days
	status	status	past due	status	status	past due
Commercial	$40,170	$1	$173	$46,774	$11	$112
Real estate construction	-	4	-	-	4	-
Real estate mortgage	230,178	12	332	254,107	13	1,480
Commercial real estate	79,138	1	-	81,601	1	283
Installment and other consumer	12,069	1	6	13,146	-	56
Total	$361,555	$19	$511	$395,628	$29	$1,931

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

     The allowance for credit losses reflects management’s continuing evaluation of industry concentrations, specific credit risks, loan loss experience, current loan portfolio quality, present economic, political and regulatory conditions and unidentified losses inherent in the current loan portfolio. Portions of the allowance may be allocated for specific loans; however, the entire allowance is available for any loan that, in management’s judgment, should be charged off. While management utilizes its best judgment and information available, the ultimate adequacy of the allowance is dependent upon a variety of factors beyond the Company’s control, including, among other things, the economy, changes in interest rates and the view of the regulatory authorities toward loan classifications.

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

     The formula allowance is calculated by applying loss factors to individual loans based on the assignment of risk ratings, or through the assignment of loss factors to homogenous pools of loans. Changes in risk ratings of both performing and nonperforming loans affect the amount of the formula allowance. Loss factors are based on our historical loss experience and such other data as management believes to be pertinent, and may be adjusted for significant factors that, in management’s judgment, affect the collectability of the portfolio as of the evaluation date. At December 31, 2012, and 2011, the allowance for loan losses was $29.4 million and $35.2 million, respectively, while the reserve for unfunded commitments was $.9 and $.8 million, respectively, at December 31, 2012, and 2011.

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

3. LOANS AND ALLOWANCE FOR CREDIT LOSSES

     The following is an analysis of the changes in the allowance for credit losses:

(Dollars in thousands)	Year Ended December 31,
	2012	2011	2010
Balance, beginning of period	$35,983	$41,067	$39,418
Provision (benefit) for credit losses	(983)	8,133	18,652
Losses charged to the allowance	(7,845)	(15,410)	(19,476)
Recoveries credited to the allowance	3,162	2,193	2,473
Balance, end of period	$30,317	$35,983	$41,067

Components of allowance for credit losses
Allowance for loan losses	$29,448	$35,212	$40,217
Reserve for unfunded commitments	869	771	850
Total allowance for credit losses	$30,317	$35,983	$41,067

     The following table presents summary account activity of the allowance for credit losses by loan category as of December 31, 2012, and 2011:

(Dollars in thousands)	December 31, 2012
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Balance, beginning of period	$7,746	$2,490	$8,461	$11,833	$1,067	$4,386	$35,983
Provision (benefit) for credit losses	(895)	(605)	1,642	(875)	775	(1,025)	(983)
Losses charged to the allowance	(2,266)	(596)	(2,731)	(939)	(1,313)	-	(7,845)
Recoveries credited to the allowance	1,144	134	422	1,201	261	-	3,162
Balance, end of period	$5,729	$1,423	$7,794	$11,220	$790	$3,361	$30,317

Loans valued for impairment:
Individually	$4,794	$1,336	$14,377	$21,869	$81	$-	$42,457
Collectively	254,539	31,647	274,099	879,948	12,239	-	1,452,472
Total	$259,333	$32,983	$288,476	$901,817	$12,320	$-	$1,494,929

(Dollars in thousands)	December 31, 2011
		Real estate	Real estate	Commercial	Installment and
	Commercial	construction	mortgage	real estate	other consumer	Unallocated	Total
Balance, beginning of period	$8,541	$4,474	$8,156	$12,462	$1,273	$6,161	$41,067
Provision for credit losses	1,262	(174)	5,853	1,849	1,118	(1,775)	8,133
Losses charged to the allowance	(3,393)	(2,088)	(5,771)	(2,526)	(1,632)	-	(15,410)
Recoveries credited to the allowance	1,336	278	223	48	308	-	2,193
Balance, end of period	$7,746	$2,490	$8,461	$11,833	$1,067	$4,386	$35,983

Loans valued for impairment:
Individually	$7,974	$5,864	$18,728	$23,674	$180	$-	$56,420
Collectively	291,792	24,298	306,266	809,093	13,432	-	1,444,881
Total	$299,766	$30,162	$324,994	$832,767	$13,612	$-	$1,501,301

4. PREMISES AND EQUIPMENT

     Premises and equipment consists of the following:

(Dollars in thousands)	December 31,
	2012	2011
Land	$4,273	$4,273
Buildings and improvements	29,974	29,937
Furniture and equipment	26,396	28,663
Construction in progress	99	272
	60,742	63,145
Accumulated depreciation	(38,794)	(38,771)
Total	$21,948	$24,374

     Depreciation included in occupancy and equipment expense amounted to $3.1 million, $3.4 million, and $3.8 million for the years ended December 31, 2012, 2011, and 2010, respectively. Depreciation for all premises and equipment is calculated using the straight-line method. The Company periodically reviews the recorded value of its long-lived assets, specifically premises and equipment, to determine whether impairment exists. In 2011, the Company recorded impairment of $.1 million in conjunction with a Bank branch that was closed and $.5 million of leasehold improvement charge-offs associated with Bank branch closures. No material impairments associated with premises and equipment were recorded during 2012 or 2010.

5. OTHER REAL ESTATE OWNED, NET

     The following table summarizes Bancorp’s OREO for the years ended December 31, 2012, and 2011:

(Dollars in thousands)	December 31,
	2012	2011
Balance, beginning period	$30,823	$39,459
Additions to OREO	4,860	21,662
Disposition of OREO	(16,564)	(25,466)
Valuation adjustments in the period	(3,007)	(4,832)
Total OREO	$16,112	$30,823

     The following table summarizes Bancorp’s OREO valuation allowance for the years ended December 31, 2012, 2011, and 2010:

(Dollars in thousands)		December 31,
	2012	2011	2010
Balance, beginning period	$8,151	$7,584	$9,489
Valuation adjustments in the period	3,007	4,832	6,649
Deductions from the valuation allowance due to disposition	(3,210)	(4,265)	(8,554)
Total OREO valuation allowance	$7,948	$8,151	$7,584

6. OTHER ASSETS

     The following table summarizes Bancorp’s other assets for the years ended December 31, 2012, and 2011:

(Dollars in thousands)	December 31,
	2012	2011
Deferred tax assets, net	$15,227	$22,964
Accrued interest receivable	8,540	9,364
Investment in affordable housing tax credits	2,600	3,251
Income taxes receivable	1,485	863
Other	7,975	8,431
Total other assets	$35,827	$44,873

     Bancorp has invested in two limited partnerships that operate qualified affordable housing properties. Tax credits and tax deductions from operating losses are passed through the partnerships to Bancorp. The Company accounts for these investments using the equity method.

7. BALANCES WITH THE FEDERAL RESERVE BANK

     The Bank is required to maintain cash reserves or deposits with the Federal Reserve Bank equal to a percentage of reservable deposits. The average required cash reserve for the Bank was $6.8 million and $6.5 million during the years ended December 31, 2012, and 2011, respectively.

8. BORROWINGS

     The following table summarizes Bancorp’s borrowings as of December 31, 2012, and 2011:

(Dollars in thousands)	December 31,
	2012	2011
Short-term borrowings:
FHLB advances	$50,000	$-
Long-term borrowings:
FHLB non-putable advances	77,900	120,000
Total long-term borrowings	77,900	120,000
Total borrowings	$127,900	$120,000

     At December 31, 2012, Bancorp’s long-term borrowings consisted of seven fixed rate, fixed maturity notes with rates ranging from 1.03% to 1.74%. Principal payments due at the scheduled maturities of Bancorp’s long-term borrowings at December 31, 2012, were $30.0 million in 2014, $29.3 million in 2015, $10.7 million in 2016, and $7.9 million in 2019.

     Long-term borrowings at December 31, 2011, consisted of notes with fixed maturities and putable advances with the FHLB totaling $120.0 million at interest rates ranging from 0.81% to 1.43%. Total long-term borrowings with fixed maturities were $120.0 million at December 31, 2011.

     During 2011, the Company prepaid $168.6 million in long-term FHLB borrowings, offset in part by $120.0 million in new long-term FHLB borrowings in the same period. As a result of the long-term borrowing prepayments, the Company incurred a prepayment charge of $7.1 million for the year ended December 31, 2011.

     FHLB advances are collateralized, as provided for in an “Advances, Security and Deposit Agreement” with the FHLB, by investment securities and qualifying loans. At December 31, 2012, the Company had additional borrowing capacity available at the FHLB of $383.5 million based on pledged collateral. Bancorp had no outstanding Federal Funds purchased from correspondent banks, borrowings from the discount window, or reverse repurchase agreements at December 31, 2012, and 2011.

9. JUNIOR SUBORDINATED DEBENTURES

     At December 31, 2012, six wholly-owned subsidiary grantor trusts established by Bancorp had issued and sold $51.0 million of trust preferred securities. Trust preferred securities accrue and pay distributions periodically at specified annual rates as provided in each indenture. The trusts used all of the net proceeds from each sale of trust preferred securities to purchase a like amount of junior subordinated debentures of the Company. The junior subordinated debentures are the sole assets of the trusts. The Company’s obligations under the junior subordinated debentures and related documents, taken together, constitute a full and unconditional guarantee by the Company of the obligations of the trusts. The trust preferred securities are mandatorily redeemable upon the maturity of the junior subordinated debentures and may be subject to earlier redemption by the Company as provided in the indentures. The Company has the right to redeem the junior subordinated debentures in whole (but not in part) on or after specific dates, at a redemption price specified in the indentures plus any accrued but unpaid interest to the redemption date. Bancorp has no deferred interest on its outstanding debentures.

     The following table is a summary of outstanding trust preferred securities at December 31, 2012:

(Dollars in thousands)
		Preferred security			Rate at		Next possible
Issuance Trust	Issuance date	amount	Rate type [1]	Initial rate	12/31/12	Maturity date	redemption date
West Coast Statutory Trust III	September 2003	$7,500	Variable	6.75%	3.26%	September 2033	Currently redeemable
West Coast Statutory Trust IV	March 2004	$6,000	Variable	5.88%	3.10%	March 2034	Currently redeemable
West Coast Statutory Trust V	April 2006	$15,000	Variable	6.79%	1.74%	June 2036	Currently redeemable
West Coast Statutory Trust VI	December 2006	$5,000	Variable	7.04%	1.99%	December 2036	Currently redeemable
West Coast Statutory Trust VII	March 2007	$12,500	Variable	6.90%	1.86%	June 2037	Currently redeemable
West Coast Statutory Trust VIII	June 2007	$5,000	Variable	6.74%	1.69%	June 2037	Currently redeemable
	Total	$51,000		Weighted rate	2.17%

[1]	The variable rate preferred securities reprice quarterly.

     The weighted average interest rate on the trust preferred securities was 2.17% at December 31, 2012. The interest rate on each security resets quarterly and is tied to the London Interbank Offered Rate (“LIBOR”) rate. The junior subordinated debentures issued by Bancorp to the grantor trust are reflected in our consolidated balance sheet in the liabilities section at December 31, 2012, and 2011, as junior subordinated debentures. Bancorp records interest expense on the corresponding junior subordinated debentures in the consolidated statements of income. The common capital securities issued by the trusts are recorded within other assets in the consolidated balance sheets, and totaled $1.6 million at December 31, 2012, and 2011.

10. EMPLOYEE BENEFIT PLANS

     Bancorp employee benefits include a plan established under section 401(k) of the Internal Revenue Code for certain qualified employees (the “401(k) plan”). Employee contributions up to 100 percent of salaries under the Internal Revenue Code guidelines can be made under the 401(k) plan, of which Bancorp may match 50 percent of the employees’ contributions up to a maximum of three percent of the employees’ eligible compensation. Bancorp may also elect to make discretionary contributions to the plan. In 2011 and 2010, Bancorp made qualified, non-elective, discretionary contributions into employee 401(k) plans; no such contributions were made in 2012. Bancorp’s 401(k) related discretionary contributions expenses for 2012, 2011, and 2010 were zero, $.3 million, and $.1 million, respectively. Employees vest immediately in their own contributions and earnings, and vest in Bancorp’s matching contributions over five years of eligible service. Bancorp had 401(k) plan related matching expenses of $.6 million in 2012, while no such expenses were recorded in 2011 and 2010 related to the Company’s 401(k) plan match.

     Bancorp provides separate non-qualified deferred compensation plans for directors and executive officers (collectively, “Deferred Compensation Plans”) as supplemental benefit plans which permit directors and selected officers to elect to defer receipt of all or any portion of their future salary, bonus or directors’ fees, including with respect to officers, amounts they otherwise might not be able to defer under the 401(k) plan due to specified Internal Revenue Code restrictions on the maximum deferral that may be allowed under that plan. Under the Deferred Compensation Plans, an amount equal to compensation being deferred by participants is placed in a rabbi trust, the assets of which is available to Bancorp’s creditors and invested consistent with the participants’ direction among a variety of investment alternatives. A deferred compensation liability of $1.9 million was included in other liabilities as of December 31, 2012, up $.3 million or 16% from $1.6 million at December 31, 2011.

     Bancorp has multiple supplemental executive retirement agreements with former and current executives. The following table reconciles the accumulated liability for the benefit obligation of these agreements:

(Dollars in thousands)	Year ended December 31,
	2012	2011
Beginning balance	$3,364	$2,618
Benefit expense	447	878
Benefit payments	(318)	(132)
Ending balance	$3,493	$3,364

     Bancorp’s obligations under supplemental executive retirement agreements are unfunded plans and have no plan assets. The benefit obligation represents the vested net present value of future payments to individuals under the agreements. Bancorp’s benefit expense, as specified in the agreements for the entire year 2013, is expected to be $.2 million. The benefits expected to be paid are presented in the following table:

(Dollars in thousands)

Benefits expected to
Year	be paid
2013	$1,956
2014	81
2015	82
2016	83
2017	84
2018 through 2022	432

11. COMMITMENTS AND CONTINGENT LIABILITIES

     The Company leases land and office space under 46 leases, of which 45 are long-term operating leases that expire between 2013 and 2024. At the end of most of the respective lease terms, Bancorp has the option to renew the leases at fair market value. At December 31, 2012, minimum future lease payments under these leases and other operating leases were:

(Dollars in thousands)	Minimum Future
Year	Lease Payments

2013	$4,106
2014	3,812
2015	3,174
2016	2,615
2017	1,923
Thereafter	6,104
Total	$21,734

     Rental expense for all operating leases was $4.4 million, $4.5 million, and $4.2 million for the years ended December 31, 2012, 2011, and 2010, respectively.

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

12. STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL

     Authorized capital stock of Bancorp at December 31, 2012, included 50,000,000 shares of Common Stock, no par value, and 10,000,000 shares of Preferred Stock, no par value, of which 2,000,000 shares had been designated as Mandatorily Convertible Cumulative Participating Preferred Stock, Series A (“Series A Preferred Stock”) and 600,000 shares had been designated as Mandatorily Convertible Cumulative Participating Preferred Stock, Series B (“Series B Preferred Stock”).

     Preferred Stock. Following the receipt of shareholder approvals on January 20, 2010, 1,428,849 shares of Series A Preferred Stock issued in connection with Bancorp's Private Capital Raise and outstanding at December 31, 2009, automatically converted into an aggregate of 14,288,490 shares of Common Stock. As of December 31, 2012, and 2011, there were no shares of Series A Preferred Stock currently outstanding.

     Bancorp also issued an aggregate of 121,328 shares of Series B Preferred Stock in the Private Capital Raise all of which remains outstanding. These shares will automatically convert into an aggregate of 1,213,280 shares of Common Stock upon transfer of the Series B Preferred Stock to third parties in a widely dispersed offering.

     The Series B Preferred Stock is not subject to the operation of a sinking fund. The Series B Preferred Stock is not redeemable by the Company and is perpetual with no maturity. The holders of Series B Preferred Stock have no general voting rights. Bancorp had accrued dividends on Series B Preferred Stock of $.1 million and $0, respectively, at December 31, 2012, and 2011, and no dividends in arrears for those same years.

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

     The Company maintains a stock repurchase plan. Under the Company’s stock repurchase plan, the Company can purchase up to 980,000 shares of the Company’s Common Stock. The Company did not repurchase any shares under this plan in 2012 nor does it anticipate repurchasing any shares in the foreseeable future. Total shares available for repurchase under this plan are 210,400 at December 31, 2012.

12. STOCKHOLDERS’ EQUITY AND REGULATORY CAPITAL

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

     Bancorp’s total risk-based capital ratio improved to 21.83% at December 31, 2012, up from 20.62% at December 31, 2011, while Bancorp's Tier 1 risk-based capital ratio increased to 20.66% at December 31, 2012, from 19.36% at December 31, 2011. Bancorp’s capital ratios improved over year end 2011 principally as a result of the consistent improvement in the core operating performance of the Company over the past two years and a reduction in the Company’s risk weighted assets over the past 12 months also contributed to improved capital ratios at Bancorp.

     The following table presents the capital measures of Bancorp and the Bank as of December 31, 2012, and 2011:

	2012				2011
			Amount	Percent			Amount	Percent
			Required For	required for			Required For	required for
			Minimum	Minimum			Minimum	Minimum
(Dollars in thousands)			Capital	Capital			Capital	Capital
	Amount	Ratio	Adequacy	Adequacy	Amount	Ratio	Adequacy	Adequacy
Tier 1 risk-based capital
West Coast Bancorp	$380,712	20.66%	$73,721	4%	$355,498	19.36%	$73,461	4%
West Coast Bank	367,320	19.95%	73,654	4%	342,213	18.66%	73,367	4%

Total risk-based capital
West Coast Bancorp	$402,261	21.83%	$147,441	8%	$378,616	20.62%	$146,923	8%
West Coast Bank	390,427	21.20%	147,308	8%	365,301	19.92%	146,733	8%

Leverage ratio
West Coast Bancorp	$380,712	15.60%	$97,627	4%	$355,498	14.61%	$97,301	4%
West Coast Bank	367,320	15.07%	97,489	4%	342,213	14.09%	97,119	4%

13. STOCK PLANS

     On April 24, 2012, shareholders approved Bancorp’s 2012 Omnibus Incentive Plan (the “2012 Incentive Plan”). Bancorp's 2002 Stock Incentive Plan (the “2002 Plan”) was terminated on March 8, 2012, and no additional awards will be granted under the 2002 Plan. The 2012 Incentive Plan authorizes the issuance of up to 400,000 shares to participants in connection with grants of stock options, restricted stock, restricted stock units, stock appreciation rights, and other stock-based awards. The 2012 Incentive Plan has 372,166 shares available for grant at December 31, 2012. The number of shares that may be issued under the 2012 Incentive Plan is subject to adjustment in certain circumstances.

     It is Bancorp’s policy to issue new shares for stock option exercises and restricted stock awards. Bancorp expenses stock options and restricted stock on a straight line basis over the applicable vesting term. Restricted stock granted generally vests over a two to four year vesting period; however, certain grants have been made that vested immediately or over a one year period, including grants to directors.

     All outstanding stock options have an exercise price that was equal to the closing market value of Bancorp’s stock on the date the options were granted. Options granted generally vest over a two to four year vesting period; however, certain grants have been made that vested immediately, including grants to directors. Stock options have a 10 year maximum term. The following table presents information on stock options outstanding for the periods shown:

		2012		2011		2010
		Weighted		Weighted		Weighted
	2012 Common	Avg. Ex.	2011 Common	Avg. Ex.	2010 Common	Avg. Ex.
	Shares	Price	Shares	Price	Shares	Price
Balance, beginning of year	257,080	$70.12	306,527	$66.89	349,350	$65.38
Granted	-	-	-	-	190	13.15
Exercised	(13,085)	11.55	(6,917)	11.55	(305)	11.55
Forfeited/expired	(45,044)	76.11	(42,530)	56.33	(42,709)	54.78
Balance, end of year	198,951	$72.62	257,080	$70.12	306,527	$66.89
Exercisable, end of year	198,926		250,462		258,796

     The average fair value of stock options granted is estimated on the date of grant using the Black-Scholes option-pricing model. There were no stock options granted in 2012 and 2011. The following table presents the assumptions used in the fair value calculation for 2010:

December 31,
2010
Risk Free interest rates	1.43%
Expected dividend	0.00%
Expected lives, in years	4
Expected volatility	38%
Fair value of options granted	$4.16

     As of December 31, 2012, outstanding stock options consist of the following:

				Weighted Avg.
			Options	Remaining Years to	Weighted Avg.		Weighted Avg.
Exercise Price Range			Outstanding	Maturity	Exercise Price	Options Exercisable	Exercise Price
$11.55	-	$50.10	57,853	6.32	$11.69	57,828	$11.69
50.10	-	63.75	29,659	5.30	63.72	29,659	63.72
63.75	-	103.20	59,694	1.36	92.76	59,694	92.76
103.20	-	170.65	51,745	2.31	122.59	51,745	122.59
Total			198,951	3.64	$72.62	198,926	$72.62

13. STOCK PLANS

     The following table presents information on stock options outstanding for the periods shown, less estimated forfeitures:

(Dollars in thousands, except share and per share data)	Year ended December 31,
	2012	2011	2010
Intrinsic value of options exercised in the period	$102	$34	$-

Stock options fully vested and expected to vest:
Number	198,951	250,734	298,918
Weighted average exercise price	$72.62	$70.12	$66.90
Aggregate intrinsic value	$611	$282	$190
Weighted average contractual term of options	3.6 years	4.1 years	4.7 years

Stock options vested and currently exercisable
Number	198,926	250,462	258,796
Weighted average exercise price	$72.62	$70.32	$73.90
Aggregate intrinsic value	$611	$289	$123
Weighted average contractual term of options	3.6 years	4.0 years	4.1 years

Unearned compensation related to stock options	$-	$15	$110

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

     Restricted stock consists of the following for the years ended December 31, 2012, 2011, and 2010:

		Weighted		Weighted		Weighted
		Avg. Grant		Avg. Grant		Avg. Grant
	2012 Restricted	Date Fair	2011 Restricted	Date Fair	2010 Restricted	Date Fair
	Shares	Value	Shares	Value	Shares	Value
Balance, beginning of year	264,631	$16.98	327,396	$18.99	27,336	$85.02
Granted	29,673	19.05	63,659	16.77	322,561	16.22
Vested	(95,446)	18.16	(101,273)	22.07	(13,342)	84.18
Forfeited	(21,199)	15.90	(25,151)	22.11	(9,159)	23.29
Balance, end of year	177,659	$16.81	264,631	$16.98	327,396	$18.99

Weighted avg. remaining
recognition period	1.58 years		2.33 years		3.03 years

     The following table presents stock-based compensation expense for employees and directors related to restricted stock and stock options for the periods shown:

	Twelve months ended December 31,
(Dollars in thousands)	2012	2011	2010
Restricted stock expense	$1,530	$1,819	$1,884
Stock option expense	15	80	205
Total stock-based compensation expense	$1,545	$1,899	$2,089

Tax benefit recognized on share-based expense	$541	$722	$793

     The balance of unearned compensation related to unvested restricted stock granted as of December 31, 2012, and 2011, was $2.0 million and $3.3 million, respectively. The unearned compensation balance at December 31, 2012, is expected to be recognized over a weighted average period of 1.6 years, or immediately upon a change in control event. The Company received cash in the amount of $151,132 and $79,891 from stock option exercises for the twelve months ended December 31, 2012, and 2011, respectively. The Company recorded $11,000 of tax expense and $69,350 of tax benefits from disqualifying dispositions involving incentive stock options, the exercise of non-qualified stock options, and the vesting and release of restricted stock for the twelve months ended December 31, 2012, and 2011.

14. EARNINGS PER SHARE

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

     Diluted earnings per share is computed in the same manner as basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if certain shares issuable upon exercise of options and warrants, conversion of preferred stock, and unvested restricted stock were included, unless those additional shares would have been anti-dilutive. For the diluted earnings per share computation, the treasury stock method is applied and compared to the two-class method and whichever method results in a more dilutive impact is utilized to calculate diluted earnings per share. The two-class method was utilized to calculate diluted earnings per share for the year ended December 31, 2012.

     The following table reconciles the numerator and denominator of the basic and diluted earnings per share computations for the year ended December 31, 2012, 2011, and 2010:

(Dollars and shares in thousands, except per share amounts)	Year ended December 31,

	2012	2011	2010
Net income	$23,506	$33,777	$3,225
Less: Net income allocated to participating securities-basic:
Preferred stock	1,391	1,998	367
Unvested restricted stock	234	477	37
Net income available to common stock holders-basic	21,881	31,302	2,821
Add: Net income allocated per two-class method-diluted:
Stock options and Class C warrants	83	108	12
Net income available to common stockholders-diluted	$21,964	$31,410	$2,833

Weighted average common shares outstanding-basic	19,086	19,007	17,460
Common stock equivalents from:
Stock options	25	20	6
Class C Warrants	1,175	913	593
Weighted average common shares outstanding-diluted	20,286	19,940	18,059

Basic earnings per share	$1.15	$1.65	$0.16
Diluted earnings per share	$1.08	$1.58	$0.16

Common stock equivalent shares excluded due to anti-dilutive effect	159	199	441

15. INCOME TAXES

     The components of the provision (benefit) for income taxes for the last three years were:

(Dollars in thousands)	Year ended December 31,
	2012	2011	2010
Current
Federal	$5,737	$1,349	$6,230
State	100	100	100
	5,837	1,449	6,330
Deferred
Federal	5,396	(20,206)	(2,483)
State	1,014	(1,455)	(57)
	6,410	(21,661)	(2,540)
Total
Federal	11,133	(18,857)	3,747
State	1,114	(1,355)	43
Total provision (benefit) for income taxes	$12,247	$(20,212)	$3,790

     The deferred Federal and State tax expense includes a benefit from the full reversal of the deferred tax asset valuation allowance of $23.5 million for the year ended December 31, 2011.

     The reconciliation between the Company’s effective tax rate on income and the statutory rate is as follows:

(Dollars in thousands)	Year ended December 31,
	2012	2011	2010
Expected federal income tax (benefit) provision [1]	$12,514	$4,612	$2,385
State income tax, net of federal income tax effect	999	422	66
Interest on obligations of state and political subdivisions
exempt from federal tax	(785)	(755)	(901)
Federal low income housing tax credits	(477)	(535)	(427)
Bank owned life insurance	(321)	(305)	(302)
Change in deferred tax asset valuation allowance	-	(23,464)	2,465
Other, net	317	(187)	504
Total (benefit) provision for income taxes	$12,247	$(20,212)	$3,790

[1]	Federal income tax provision applied at 35% in 2012 and 34% in 2011 and 2010.

15. INCOME TAXES

     Net deferred taxes are included in other assets on the Company’s balance sheet. The tax effect of temporary differences that give rise to significant components of deferred tax assets and deferred tax liabilities as of December 31, 2012, and 2011, are presented below:

(Dollars in thousands)	December 31,
	2012	2011
Deferred tax assets:
Allowance for loan losses	$11,317	$13,532
Reserve for unfunded commitments	334	296
Deferred employee benefits	2,422	2,247
Stock option and restricted stock	658	732
Valuation allowance on OREO	3,054	3,133
Capitalized OREO expenses	1,230	1,050
Taxable interest on nonaccrual loans	1,709	2,646
State net operating loss carryforwards	1,856	3,093
State business energy and low income housing tax credits	1,073	770
Federal low income housing tax credits	-	1,776
Other	1,973	3,085
Total gross deferred tax assets	25,626	32,360

Deferred tax liabilities:
Accumulated depreciation	589	957
Net unrealized gain on investments available for sale	6,140	4,813
Loan origination costs	1,728	1,610
Federal Home Loan Bank stock dividends	1,860	1,893
Other	82	123
Total gross deferred tax liabilities	10,399	9,396
Net deferred tax assets	$15,227	$22,964

     At December 31, 2012, the Company has state tax net operating loss carryforwards of $1.9 million and state tax credit carryforwards of $1.1 million. The following table summarizes the expiration dates of state net operating loss and tax credit carryforwards:

(Dollars in thousands)
Year of expiration	Type	Amount
2023-2026	State net operating losses	$1,856
2016-2019	State tax credits-business energy	724
2013-2016	State tax credits-low income housing	350

     Bancorp is subject to U.S. federal income taxes and State of Oregon income taxes. The years 2009 through 2012 remain open to examination for federal income taxes and for State examination. As of December 31, 2012, and 2011, Bancorp had no unrecognized tax benefits or uncertain tax positions. Bancorp had no accrued interest or penalties as of December 31, 2012.

16. TIME DEPOSITS

     Included in time deposits are deposits in denominations of $100,000 or greater, totaling $41.6 million and $54.5 million at December 31, 2012, and 2011, respectively. Interest expense relating to time deposits in denominations of $100,000 or greater was $.4 million, $1.0 million, and $2.7 million for the years ended December 31, 2012, 2011, and 2010, respectively. Maturity amounts on Bancorp’s time deposits include $95.2 million in 2013, $23.4 million in 2014, $5.3 million in 2015, $3.7 million in 2016, and $3.0 million in 2017. Included in the maturity amounts are $1.6 million in variable rate time deposits that reprice monthly with maturities in the first quarter of 2013.

17. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

  Level 1 - Quoted prices in active markets for identical assets utilizing inputs that the Company has the ability to access at the measurement date. An active market for the asset is a market in which transactions for the asset or liability occur with sufficient frequency and volume to provide pricing information on an ongoing basis.

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

     The estimated fair values of financial instruments and respective level classifications at December 31, 2012, are as follows:

			Fair value measurements using
			Quoted prices in		Significant
			active markets for	Other observable	unobservable
(Dollars in thousands)			identical assets	inputs	inputs
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$137,611	$137,611	$137,611	$-	$-
Investment securities	772,109	772,109	1,968	761,003	9,138
Federal Home Loan Bank stock	11,932	11,932	-	11,932	-
Net loans (net of allowance for loan losses)	1,465,481	1,392,641	-	-	1,392,641
Bank owned life insurance	27,160	27,160	-	27,160	-

FINANCIAL LIABILITIES:
Deposits	$1,936,000	$1,936,172	$-	$1,936,172	$-
Short-term borrowings	50,000	50,000	-	50,000	-
Long-term borrowings	77,900	78,758	-	78,758	-

Junior subordinated debentures-variable	51,000	27,331	-	27,331	-

17. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     The fair values of financial instruments at December 31, 2011, are as follows:

			Fair value measurements using
			Quoted prices in		Significant
			active markets for	Other observable	unobservable
(Dollars in thousands)			identical assets	inputs	inputs
	Carrying Value	Fair Value	(Level 1)	(Level 2)	(Level 3)
FINANCIAL ASSETS:
Cash and cash equivalents	$92,227	$92,227	$92,227	$-	$-
Investment securities	729,844	729,844	1,980	719,357	8,507
Federal Home Loan Bank stock	12,148	12,148	-	12,148	-
Net loans (net of allowance for loan losses)	1,469,370	1,394,586	-	-	1,394,586
Bank owned life insurance	26,228	26,228	-	26,228	-

FINANCIAL LIABILITIES:
Deposits	$1,915,569	$1,916,030	$-	$1,916,030	$-
Long-term borrowings	120,000	120,032	-	120,032	-

Junior subordinated debentures-variable	51,000	27,350	-	27,350	-

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

     Trading securities held at December 31, 2012, are recorded at fair value on a recurring basis and related solely to bonds, equity securities and mutual funds held in a Rabbi Trust for benefit of the Company’s deferred compensation plans. Fair values for trading securities are based on quoted market prices for identical assets. Trading securities were recorded in other assets within The Balance Sheet. Trading securities were approximately $.8 million and $.7 million at December 31, 2012 and 2011, respectively.

     Federal Home Loan Bank stock – FHLB stock is carried at cost which approximates fair value and equals its par value because the shares can only be redeemed with the FHLB at par.

17. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

17. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

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

     Certain assets and liabilities are measured at fair value on a nonrecurring basis after initial recognition such as loans held for sale, loans measured for impairment and OREO. The Company did not have any loans held for sale for the twelve months ended December 31, 2012. For the twelve months ended December 31, 2011, loans held for sale were subject to the lower of cost or market method of accounting. There was no impairment recognized on loans held for sale at December 31, 2011. For the twelve months ended December 31, 2012, loans amounting to $42.5 million in Bancorp’s loan portfolio were deemed impaired. OREO that was taken into possession during 2012 was measured at fair value less sales expense. In addition, during 2012, certain properties were written down $3.0 million to reflect additional decreases in their fair market value after initial recognition at the time the property was placed into OREO.

		Fair value measurements at December 31, 2012, using
		Quoted prices in active
		markets for identical	Other observable	Significant
(Dollars in thousands)	Fair Value	assets	inputs	unobservable inputs	Impairment
	December 31, 2012	(Level 1)	(Level 2)	(Level 3)	recognized
Recurring fair value measurements:
Trading securities	$847	$847	$-	$-
Available for sale securities:
U.S. Treasury securities	200	-	200	-
U.S. Government agency securities	243,197	-	243,197	-
Corporate securities	9,138	-	-	9,138
Mortgage-backed securities	425,113	-	425,113	-
Obligations of state and political subdivisions	82,679	-	82,679	-
Equity investments and other securities	11,782	1,968	9,814	-
Total recurring assets measured at fair value	$772,956	$2,815	$761,003	$9,138

Nonrecurring fair value measurements
Loans measured for impairment [1]	$11,131	$-	$-	$11,131	$7,845
OREO [1]	27,582	-	-	27,582	3,007
Total nonrecurring fair value measurements	$38,713	$-	$-	$38,713	$10,852

[1] Fair value amounts exclude the estimated selling costs of impaired loan collateral and OREO properties.

		Fair value measurements at December 31, 2011, using
		Quoted prices in active
		markets for identical	Other observable	Significant
(Dollars in thousands)	Fair Value	assets	inputs	unobservable inputs	Impairment
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)	recognized
Recurring fair value measurements:
Trading securities	$747	$747	$-	$-
Available for sale securities:
U.S. Treasury securities	203	-	203	-
U.S. Government agency securities	219,631	-	219,631	-
Corporate securities	8,507	-	-	8,507
Mortgage-backed securities	428,725	-	428,725	-
Obligations of state and political subdivisions	60,732	-	60,732	-
Equity investments and other securities	12,046	1,980	10,066	-
Total recurring assets measured at fair value	$730,591	$2,727	$719,357	$8,507

Nonrecurring fair value measurements:
Loans measured for impairment [1]	$68,466	$-	$-	$68,466	$15,410
OREO [1]	60,491	-	-	60,491	4,832
Total nonrecurring fair value measurements	$128,957	$-	$-	$128,957	$20,242

      1 Fair value amounts exclude the estimated selling costs of impaired loan collateral and OREO properties.

17. FAIR VALUE MEASUREMENT AND FAIR VALUES OF FINANCIAL INSTRUMENTS

     The Company made no transfers between hierarchy levels in 2012. During second quarter 2011, the Company transferred $2.0 million in equity investments and other securities from a level 2 instrument to a level 1 instrument. In addition, the Company had no material changes in valuation techniques for recurring and nonrecurring assets measured at fair value during the year ended December 31, 2012. There were no nonrecurring level 1 or 2 fair value measurements in 2012.

     The following table represents a reconciliation of level 3 instruments for assets that are measured at fair value on a recurring basis for the full year 2012 and 2011:

	Twelve months ended December 31, 2012
		Gains (loss)	Reclassification of
		included in other	losses from adjustment		Balance
	Balance January	comprehensive	for impairment of	Purchases, Issuances,	December 31,
(Dollars in thousands)	1, 2012	income (loss)	securities	and Sales	2012
Corporate securities	$8,507	$582	$49	$-	$9,138
Fair value	$8,507	$582	$49	$-	$9,138

	Twelve months ended December 31, 2011
		Gains (loss)	Reclassification of
		included in other	losses from adjustment		Balance
	Balance January	comprehensive	for impairment of	Purchases, Issuances,	December 31,
(Dollars in thousands)	1, 2011	income (loss)	securities	and Sales	2011
Corporate securities	$9,392	$(1,064)	$179	$-	$8,507
Obligations of state and political
subdivisions	957	(109)	-	(848)	-
Fair value	$10,349	$(1,173)	$179	$(848)	$8,507

     The losses from adjustments for OTTI of securities were recognized in noninterest income in the consolidated income statement.

     The following table presents quantitative information about Level 3 fair value measurements for the twelve months ended December 31, 2012:

(Dollars in thousands)
	December 31, 2012	Valuation	Unobservable		Weighted
	Fair Value	technique	inputs	Range	average
Corporate securities	$9,138	Discounted cash flow	Prepayment rate	0 - 1%	0.50%
			Deferral/default rate	.25 - 1.5%	0.88%
			Recovery rate	0 - 50%	25%
			Recovery lag	0 - 5 years	2.5 years
			Discount rate	7.27 - 8.52%	7.80%
Loans measured for impairment	1,811	Income approach	Capitalization rate	6.75 - 8.00%	7.27%
	9,320	Market comparable	Adjustment to appraisal value	0 - 83.94%	10.96%
OREO	6,248	Income approach	Capitalization rate	6.75 - 8.50%	7.69%
	21,334	Market comparable	Adjustment to appraisal value	0 - 78.37%	8.83%

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

     ALCO assesses the methodology and validates the model inputs for the Level 3 pricing models quarterly. The ALCO and management review the reasonableness of third-party cash flow estimates as well as market-based discount factors and estimated liquidity spreads. The resulting fair value estimates are compared to third party model estimates to confirm the model is producing reasonable fair value estimates.

18. FINANCIAL INSTRUMENTS WITH OFF BALANCE SHEET RISK

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

     The Bank’s exposure to credit loss in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual notional amount of those instruments. The Bank uses the same credit policies in making commitments and conditional obligations as for on-balance sheet instruments. As of December 31, 2012, and 2011, outstanding commitments consist of the following:

	Contract or	Contract or
	Notional Amount	Notional Amount
(Dollars in thousands)	December 31, 2012	December 31, 2011
Financial instruments whose contract amounts represent credit risk:
Commitments to extend credit in the form of loans
Commercial	$272,899	$251,105
Real estate construction	42,402	23,932
Real estate mortgage
Mortgage	3,417	3,419
Home equity line of credit	139,235	150,196
Total real estate mortgage loans	142,652	153,615
Commercial real estate	14,507	10,993
Installment and consumer	9,407	9,907
Other [1]	9,503	12,803
Standby letters of credit and financial guarantees	8,745	8,349
Account overdraft protection instruments	75,724	103,642
Total	$575,839	$574,346

[1]	The category “other” represents commitments extended to clients or borrowers that have been extended but not yet fully executed. These extended commitments are not yet classified nor have they been placed into our loan system.

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

     Total outstanding commitments of $575.8 million at December 31, 2012, increased $1.5 million from December 31, 2011. During 2012, outstanding commitments for commercial loans and real estate construction increased by $21.8 million and $18.5 million, respectively, while outstanding commitments for home equity lines of credit and account overdraft protection instruments decreased by $11.0 million and $27.9 million, respectively.

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

19. PARENT COMPANY ONLY FINANCIAL DATA

     The following sets forth the condensed financial information of West Coast Bancorp on a stand-alone basis:

WEST COAST BANCORP
UNCONSOLIDATED BALANCE SHEETS

As of December 31 (Dollars in thousands)	2012	2011
Assets:
Cash and cash equivalents	$8,884	$8,696
Investment in bank subsidiary	378,826	352,187
Investment in other subsidiaries	3,083	4,914
Other assets	2,608	1,901
Total assets	$393,401	$367,698

Liabilities and stockholders’ equity:
Junior subordinated debentures	$51,000	$51,000
Other liabilities	3,181	2,219
Total liabilities	54,181	53,219
Stockholders’ equity	339,220	314,479
Total liabilities and stockholders’ equity	$393,401	$367,698

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF INCOME

Year ended December 31 (Dollars in thousands)	2012	2011	2010
Income:
Cash dividends from Bank	$2,000	$-	$-
Other income	10	12	10
Total income	2,010	12	10
Expenses:
Interest expense	1,206	1,178	1,143
Other expense	854	887	961
Total expense	2,060	2,065	2,104
Loss before income taxes and equity in
undistributed earnings (loss) of the subsidiaries	(50)	(2,053)	(2,094)
Income tax benefit	799	801	816
Net loss before equity in undistributed
earnings (loss) of the subsidiaries	749	(1,252)	(1,278)
Equity in undistributed earnings of the subsidiaries	22,757	35,029	4,503
Net income	$23,506	$33,777	$3,225

     There were no items of other comprehensive income for the parent company.

19. PARENT COMPANY ONLY FINANCIAL DATA

WEST COAST BANCORP
UNCONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31 (Dollars in thousands)	2012	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$23,506	$33,777	$3,225
Adjustments to reconcile net income to net cash
provided by operating activities:
Undistributed (earnings) loss of subsidiaries	(22,757)	(35,029)	(4,503)
(Increase) decrease in other assets	(719)	(168)	(892)
Increase (decrease) in other liabilities	(64)	(2,197)	(1,294)
Excess tax benefit associated with stock plans	(124)	(66)	-
Stock based compensation expense	1,545	1,899	2,089
Net cash (used) provided by operating activities	1,387	(1,784)	(1,375)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital contribution to subsidiaries	-	-	(15,300)
Net cash used in investing activities	-	-	(15,300)

CASH FLOWS FROM FINANCING ACTIVITIES:
Activity in deferred compensation plan	53	(27)	262
Proceeds from issuance of common stock	151	80	16,393
Fractional share payment	-	(18)	-
Redemption of stock pursuant to stock plans	(501)	(531)	(35)
Excess tax benefit associated with stock plans	124	66	-
Cash dividends paid	(1,026)	-	-
Net cash provided by (used in) financing activities	(1,199)	(430)	16,620

Net increase (decrease) in cash and cash equivalents	188	(2,214)	(55)
Cash and cash equivalents at beginning of year	8,696	10,910	10,965
Cash and cash equivalents at end of year	$8,884	$8,696	$10,910

     During the year ended December 31, 2010, the Parent Company made non-cash capital contributions of $.53 million to the Bank in the form of an intercompany tax settlement. No such contributions were made during the year ended December 31, 2011, and 2012.

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

	As of and for the year ended
(Dollars in thousands)	December 31, 2012
	Banking	Other	Intercompany	Consolidated
Interest income	$91,292	$32	$-	$91,324
Interest expense	3,090	1,206	-	4,296
Net interest income (loss)	88,202	(1,174)	-	87,028
Provision (benefit) for credit losses	(983)	-	-	(983)
Noninterest income	29,836	3,060	(1,069)	31,827
Noninterest expense	81,501	3,653	(1,069)	84,085
Income (loss) before income taxes	37,520	(1,767)	-	35,753
Provision (benefit) for income taxes	12,936	(689)	-	12,247
Net income (loss)	$24,584	$(1,078)	$-	$23,506

Depreciation, amortization and accretion	$8,731	$31	$-	$8,762
Assets	$2,482,246	$16,215	$(10,281)	$2,488,180
Loans, net	$1,465,481	$-	$-	$1,465,481
Deposits	$1,946,281	$-	$(10,281)	$1,936,000
Equity	$376,826	$(37,606)	$-	$339,220

	As of and for the year ended
(Dollars in thousands)	December 31, 2011
	Banking	Other	Intercompany	Consolidated
Interest income	$98,629	$46	$-	$98,675
Interest expense	16,743	1,178	-	17,921
Net interest income (loss)	81,886	(1,132)	-	80,754
Provision for credit losses	8,133	-	-	8,133
Noninterest income	29,796	3,105	(1,082)	31,819
Noninterest expense	88,298	3,659	(1,082)	90,875
Loss before income taxes	15,251	(1,686)	-	13,565
Benefit for income taxes	(19,555)	(657)	-	(20,212)
Net income (loss)	$34,806	$(1,029)	$-	$33,777

Depreciation, amortization and accretion	$8,964	$30	$-	$8,994
Assets	$2,424,832	$15,636	$(10,581)	$2,429,887
Loans, net	$1,466,089	$-	$-	$1,466,089
Deposits	$1,925,567	$-	$(9,998)	$1,915,569
Equity	$352,188	$(37,709)	$-	$314,479

20. SEGMENT AND RELATED INFORMATION

	As of and for the year ended
(Dollars in thousands)	December 31, 2010
	Banking	Other	Intercompany	Consolidated
Interest income	$105,510	$66	$-	$105,576
Interest expense	21,126	1,143	-	22,269
Net interest income (loss)	84,384	(1,077)	-	83,307
Provision for credit losses	18,652	-	-	18,652
Noninterest income	30,789	3,053	(1,145)	32,697
Noninterest expense	87,841	3,641	(1,145)	90,337
Income (loss) before income taxes	8,680	(1,665)	-	7,015
Provision (benefit) for income taxes	4,439	(649)	-	3,790
Net income (loss)	$4,241	$(1,016)	$-	$3,225

Depreciation, amortization and accretion	$8,742	$36	$-	$8,778
Assets	$2,456,223	$17,650	$(12,814)	$2,461,059
Loans, net	$1,496,053	$-	$-	$1,496,053
Deposits	$1,952,780	$-	$(12,258)	$1,940,522
Equity	$310,487	$(37,927)	$-	$272,560

21. RELATED PARTY TRANSACTIONS

     As of December 31, 2012, the Bank had loan commitments to directors, senior officers, principal stockholders and their related interests totaling $.2 million, a decrease of $5.3 million from December 31, 2011. These commitments and the loan balances below were made substantially on the same terms in the course of ordinary banking business, including interest rates, maturities and collateral as those made to other customers of the Bank.

     The following table presents a summary of outstanding balances for loans made to directors, senior officers, and principal stockholders of the Company and their related interests:

(Dollars in thousands)	December 31,
	2012	2011
Balance, beginning of period	$5,552	$5,039
New loans and advances	173	587
Principal payments and payoffs	(5,512)	(74)
Balance, end of period	$213	$5,552

22. QUARTERLY FINANCIAL INFORMATION (unaudited)

2012
(Dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$22,424	$22,726	$22,841	$23,333
Interest expense	989	1,039	1,068	1,200
Net interest income	21,435	21,687	21,773	22,133
Provision (benefit) for credit losses	13	(593)	(492)	89
Noninterest income	7,274	8,172	8,494	7,887
Noninterest expense	20,277	21,307	21,476	21,025
Income before income taxes	8,419	9,145	9,283	8,906
Provision for income taxes	2,680	3,201	3,249	3,117
Net income	$5,739	$5,944	$6,034	$5,789

Earnings per share:
Basic[1]	$0.28	$0.29	$0.29	$0.28
Diluted	$0.26	$0.27	$0.28	$0.27

2011
(Dollars in thousands, except per share data)	December 31,	September 30,	June 30,	March 31,
Interest income	$23,932	$24,721	$25,104	$24,918
Interest expense	5,992	5,380	3,143	3,406
Net interest income	17,940	19,341	21,961	21,512
Provision for credit losses	1,499	1,132	3,426	2,076
Noninterest income	6,419	8,414	8,070	8,916
Noninterest expense	22,744	22,620	22,958	22,553
Income before income taxes	116	4,003	3,647	5,799
Provision (benefit) for income taxes	(17,646)	(2,273)	(987)	694
Net income	$17,762	$6,276	$4,634	$5,105

Earnings per common share:
Basic	$0.87	$0.31	$0.23	$0.25
Diluted	$0.83	$0.29	$0.22	$0.25

[1]	Due to averaging of shares, quarterly earnings per share may not add up to the totals reported for the full year

23. PROPOSED MERGER WITH COLUMBIA BANKING SYSTEM, INC.

     On September 25, 2012, Bancorp entered into an Agreement and Plan of Merger with Columbia Banking System, Inc., a Washington corporation (“Columbia”), pursuant to which Columbia will acquire Bancorp. Consummation of the transaction remains subject to customary closing conditions, including receipt of requisite shareholder and regulatory approvals

     In connection with the proposed merger, Bancorp has incurred merger-related expenses of approximately $1.7 million, principally legal and professional services, for the twelve months ended December 31, 2012.

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

     The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on our assessment, we believe that, as of December 31, 2012, the Company’s internal control over financial reporting is effective based on those criteria.

     The Company’s management has assessed its compliance with the designated safety and soundness laws and regulations and has maintained records of its determinations and assessments as required by the FDIC. Based on this assessment, management believes that West Coast Bancorp has complied, in all material respects, with the designated safety and soundness laws and regulations for the year ended December 31, 2012.

     The Company’s independent registered public accounting firm has audited the Company’s internal control over financial reporting as of December 31, 2012, as stated in their report appearing below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

West Coast Bancorp

Lake Oswego, Oregon

We have audited the internal control over financial reporting of West Coast Bancorp and subsidiaries (the “Company”) as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because management’s assessment and our audit were conducted to meet the reporting requirements of Section 112 of the Federal Deposit Insurance Corporation Improvement Act (FDICIA), management’s assessment and our audit of the Company’s internal control over financial reporting included controls over the preparation of the schedules equivalent to the basic financial statements in accordance with the instructions for the Consolidated Financial Statements for Bank Holding Companies (Form FR Y-9C). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have not examined and, accordingly, we do not express an opinion or any other form of assurance on management’s statement referring to compliance with laws and regulations.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2012 of the Company and our report dated March 8, 2013 expressed an unqualified opinion on those consolidated financial statements.

/s/ DELOITTE & TOUCHE LLP

Portland, Oregon
March 8, 2013

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information with Respect to Directors

     The directors of Bancorp are listed below, together with certain biographical information. All current directors of Bancorp also serve as Directors of the Bank.

Lloyd D. Ankeny, 75 Director since 1995

Mr. Ankeny is Chair of our Board of Directors. He has been a private real estate investor for more than five years. Prior to entering the real estate field, Mr. Ankeny held management positions with IBM and Xerox Corporations. Mr. Ankeny has been a Bank Director since 1986. Mr. Ankeny was selected for his leadership skills, prior management experience, lengthy history and familiarity with the Company, the Bank, their respective operations, the banking business generally, and his knowledge of real estate.

David A Dietzler, 69 Director since 2012

Mr. Dietzler is a certified public accountant. He built his career at one of the world’s largest audit, tax and advisory services firms, KPMG LLP in Portland, and retired in 2005 after 37 years of service. His responsibilities at KPMG LLP included the role of managing partner of the Portland office for twenty years and holding various leadership roles for the Pacific Northwest offices for eleven years. Mr. Dietzler has extensive experience auditing public companies and working with audit committees. He has gained significant expertise in SEC reporting, financial statement preparation, and internal control and compliance requirements. Mr. Dietzler has been a Director of Portland General Electric Company since 2006 where he chairs the audit committee.

Henchy R. Enden, 40 Director since 2012	Ms. Enden has been employed for more than five years by MFP Investors, LLC, the investment advisor to MFP Partners, L.P. Ms. Enden was nominated at the recommendation of MFP Partners, L.P., an investor in the Company’s October 2009 capital raise. Ms. Enden is an Equity Analyst with a background in investments and finance and has an MBA from Columbia Business School.

Shmuel (Sam) Levinson, 39 Director since 2011

Mr. Levinson is currently the managing Director of Levinson Capital Management, LLC, a private equity investment advisor. Since 1996, he has also been the principal of Trapeze, Inc., a commercial and residential development company. Mr. Levinson has been a Director of Coleman Cable, Inc. since 2005. He is also a Director of Optician Medical, Inc., a medical device manufacturer; Canary Wharf Group, PLC, a real estate development and investment group; and Song Bird Estates, PLC, a real estate investment company. Mr. Levinson was nominated at the request of GF Financial, LLC. Mr. Levinson has an extensive background in investment management and real estate.

Steven J. Oliva, 72 Director since 2003

Mr. Oliva has served as President and Chief Executive Officer of Hi-School Pharmacy, Inc., for more than five years. Hi-School Pharmacy & Affiliates is a retail drug and hardware store with 25 locations in two western states and over 425 employees. Mr. Oliva is a board member of the National Association of Chain Drug Stores and Oregon State University Advisory Board—School of Pharmacy, Emeritus. He is also a real estate investor. Mr. Oliva was selected for his familiarity with the Company and his knowledge of the pharmaceutical industry and real estate markets. He is also well-regarded and active within our community.

John T. Pietrzak, 40 Director since 2010

Mr. Pietrzak has been a principal of Castle Creek Capital LLC, a merchant banking organization that specializes in bank investments and operations, since 2008 and a Director from 2005 to 2008. Prior to joining Castle Creek, he was a Director of Demand Planning for Levi Strauss & Co. Mr. Pietrzak is also a Director of Square 1 Financial Inc. and Panhandle State Bank. Mr. Pietrzak was nominated at the recommendation of Castle Creek Partners IV, LP. Mr. Pietrzak has a background in investments, retail planning, and a current focus on investments in community banks.

Steven N. Spence, 65 Director since 2001

Mr. Spence has been a Senior Vice President of RBC Wealth Management, Inc. since 2009. Previously, he was Senior Vice President of UBS Financial Services Inc., a securities brokerage firm, and its predecessors in Portland, Oregon, for more than thirty eight years. His duties at RBC include advising private clients under the Investment Advisor Act of 1940 on a discretionary basis. Mr. Spence was selected for his leadership skills, his familiarity with the Company and the banking business, and his background and high profile within the investment management community.

Robert D. Sznewajs, 66 Director since 2000	Mr. Sznewajs has been President and Chief Executive Officer of Bancorp and the Bank for more than five years. Mr. Sznewajs has also been a Director of Coinstar Inc. for more than five years. Mr. Sznewajs was selected for his leadership skills, his position as President & CEO of the Company, and his knowledge of the Company and the banking business.

Dr. Nancy A. Wilgenbusch, 65 Director since 2003

Dr. Wilgenbusch has been President Emerita of and advisor to Marylhurst University since 2008. Previously she was President of Marylhurst University for more than five years. Dr. Wilgenbusch has served as a Director of Cascade Corporation and as a trustee of Tax-Free Trust of Oregon and has done so for more than five years. She previously served as a Director of Scottish Power from 2004 to 2007. Dr. Wilgenbusch was selected for her knowledge of the Company, her background in education and auditing, and high profile within our community.

Information with Respect to Executive Management Team

     Information with respect to our executive management team, other than Mr. Sznewajs, appears below. Information relating to Mr. Sznewajs, who is also a Director, can be found above under "Information with Respect to Directors." Each of the executive officers listed below serves in the position listed at both Bancorp and the Bank.

James D. Bygland, 51	Mr. Bygland has served as Executive Vice President and Chief Information Officer for more than five years.

Anders Giltvedt, 53	Mr. Giltvedt has served as Executive Vice President and Chief Financial Officer for more than five years.

Kevin McClung, 43	Mr. McClung has served as Senior Vice President., Controller and Principal Accounting Officer for more than five years.

Xandra McKeown, 54	Ms. McKeown has served as Executive Vice President and Manager of the Commercial Banking Group for more than five years.

Hadley S. Robbins, 55	Mr. Robbins has served as Executive Vice President and Chief Credit Officer for more than five years.

Cynthia J. Sparacio, 60	Ms. Sparacio has served as Executive Vice President and Director of Human Resources for more than five years.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Exchange Act of 1934, as amended ("Section 16(a)"), requires that all of our executive officers and directors and all persons who beneficially own more than 10% of our common stock ("reporting persons") file reports with the SEC with respect to beneficial ownership of Bancorp common stock. We have adopted procedures to assist our directors and executive officers in complying with the Section 16(a) filing requirements.

     Based solely upon our review of the copies of filings that we received with respect to the year ended December 31, 2012, and written representations from reporting persons, we believe that all executive officers and directors made all filings required by Section 16(a) on a timely basis during 2012, except that: (i) Ms. Enden filed a late Form 3 on January 25, 2012; and (ii) Messrs. Sznewajs, Giltvedt and McClung and Mses. McKeown and Sparacio, each filed a late Form 4 in May 2012, reporting dispositions of shares that occurred in 2011 and 2012 to satisfy withholding tax obligations arising out of the vesting of restricted stock. The number of prior transactions reported varied based on whether the officer in each instance elected to satisfy his or her tax obligations in shares.

     In addition, (i) during fiscal year 2011, each of the Company's directors and executive officers filed, during the period between June 6 and June 17, 2011, one late Form 4 reporting restricted stock grants made on May 27 and 28, 2011, and (ii) in March 2013, each of the Company’s executive officers reported the forfeiture of certain performance-based restricted stock that occurred in September 2011.

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

     West Coast Bancorp
     Attention: Assistant Secretary
     5335 Meadows Road, Suite 201
     Lake Oswego, Oregon 97035
     (503) 598-3248

Audit and Compliance Committee

     Bancorp has a separately-designated standing Audit and Compliance Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The members of the Audit and Compliance Committee are David Dietzler (Chair), Henchy Enden, Nancy Wilgenbusch, and Lloyd Ankeny, each of whom is independent as independence for audit committee members is defined under NASDAQ listing standards applicable and SEC rules to the Company.

Audit Committee Financial Expert

     Bancorp's Board of Directors has determined that David Dietzler is an audit committee financial expert as defined in Item 407(d)(5) of Regulation S-K of the Exchange Act and is independent as independence for audit committee members is defined under NASDAQ listing standards and SEC rules applicable to the Company.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion & Analysis

     As part of our discussion of executive compensation in this report, we provide summaries of and derive examples from various plans and agreements, such as employment agreements, change in control agreements, equity incentive plans, and supplemental executive retirement agreements, which are complicated legal documents. For additional information regarding these legal documents, we refer you to the complete documents as they have been incorporated into this report. The Exhibit Index in this annual report directs you to where each of the exhibits incorporated into this annual report, including all compensatory agreements with our named executive officers, can be found. All of these documents can be obtained on the SEC website. All summaries or examples derived from these documents that are included in this report are qualified in their entirety by reference to the actual legal documents.

     Company Performance. Our corporate goals in recent years have been to return the Company to profitability on a consistent basis at levels equal to our peers, reduce the level of non-performing loans, maintain a stable net interest margin, increase our levels of capital, control operating expenses consistent with levels of operating income, maintain a high degree of customer satisfaction, and retain and reward our employees.

     During 2012, the Company returned to a consistent level of profitability, reporting net income of $23.5 million and a Return on Assets (“ROA”) of .97% for the full year. The Company also continued to significantly reduce the level of non-performing assets, reducing such assets by an additional 42% to $41 million at December 31, 2012, or less than 2% of total assets.

     Summary of Key Compensation Decisions.

  Chief Executive Officer Compensation: On February 1, 2012, Mr. Sznewajs salary was increased to $450,000. Mr. Sznewajs did not receive any stock grants in 2012. Mr. Sznewajs was awarded a cash bonus equal to $325,000, representing 72% of salary or 144% of his target bonus in 2012. There is no salary change for 2013 for Mr. Sznewajs.

  Other Named Executive Officer Compensation: On February 1, 2012, all four other named executive officers received salary increases bringing salary to $235,000 for Mr. Giltvedt, $216,000 for Ms. McKeown and Mr. Robbins, and $200,000 for Ms. Sparacio. Each named officer (other than Mr. Sznewajs) received a cash bonus ranging from 21% to 35% of salary, vested (based on continued employment) and were paid cash retention awards that were granted in 2010, and received restricted stock grants in 2012. There is no salary change for 2013 for the named executive officers.

     Say-on-Pay. At the Company’s 2011 Annual Meeting, the Company presented a proposal on how frequently the Company should hold an advisory vote on the compensation of the Company’s named executive officers. A majority of the shareholders voted in favor of a three-year frequency. Accordingly, the Company’s shareholders did not take an advisory vote on the compensation of the Company’s named executive officers at the 2012 Annual Meeting. The most recent advisory say-on-pay for the Company was at the 2011 Annual Meeting, at which 85.72% of the votes cast on the advisory vote on executive compensation approved the compensation of the Company's named executive officers. The vote results demonstrate support for our current executive compensation program.

     Objectives and Basis for Compensation. The objectives of our compensation program for named executive officers are to attract, retain, motivate and reward highly qualified executives. As a general practice, the Compensation Committee targets total compensation of each named executive officer at the 50th to 65th percentile of the total compensation of executives holding similar positions at similarly situated bank holding companies, as modified upward or downward by the following factors:

  length of time in the position,

  scope of job responsibilities,

  current and long term job performance and potential for advancement,

  competitive market conditions for individuals holding similar positions, and the annual and longer term performance of our company.

     Total executive compensation may also be affected by decisions to pay higher levels of compensation in order to attract superior executive talent in critical functions or to provide additional compensation outside of the normal annual review cycle to address retention issues.

     To assist the Compensation Committee in achieving the objectives of our compensation programs for executive officers, the Compensation Committee has on a periodic basis retained the services of an independent consultant to conduct surveys and provide reports, updates and related advice to the Compensation Committee regarding compensation paid to executive officers at similarly situated bank holding companies that hold positions similar to those of our named executive officers. In 2012, the Compensation Committee reviewed its relationship with McLagan, an Aon Hewitt company, (the "Consultant"). The Compensation Committee considered all relevant factors, including those set forth in Rule 10C01(b)(4)(i) through (vi) under the Securities Exchange Act of 1934. The Committee determined that McLagan and Aon Hewitt’s work does not raise a conflict of interest and retained McLagan to perform consulting services. The Consultant provided the Compensation Committee with a report regarding executive compensation based on information derived from a banking and financial industry compensation survey and a customized survey of a peer group ("the peer group") composed of the bank holding companies listed under the subsection "Bank Holding Company Peer Group" below.

     The Compensation Committee periodically compares the total annual compensation of each named executive officer to the total annual compensation of executives holding comparable positions at similarly situated bank holding companies. For the purpose of such comparisons, the Compensation Committee considers base salary, annual bonus, and the value of stock options and restricted stock grants. The Compensation Committee focuses primarily on total annual compensation rather than the various individual elements of compensation because total annual compensation is generally most important to executives. Further, focusing on total annual compensation allows us more flexibility to provide forms of compensation that are tailored to meet our goals and the particular executive's needs and wishes, either at the time of hire or later in the employment relationship. The Compensation Committee does not focus on supplemental executive retirement plans, life insurance, change in control agreements, and other compensation elements in its comparisons because it does not believe such comparisons are particularly meaningful, it is difficult to assign a value to certain elements, and it is not believed to be industry practice to do so.

     According to updated information provided by our Consultant, the 2012 total direct compensation of each of our named executive officers is at the following percentile of the peer group: Mr. Sznewajs: 66th percentile; Mr. Giltvedt: 64th percentile; Ms. McKeown: 67th percentile; Mr. Robbins: 89th percentile; Ms. Sparacio: 5% above the median. Data used in the 2011 study was aged 6% (3% per year) to provide updated comparisons.

     Based on the Compensation Committee’s review of the compensation arrangements discussed below, and our assessments of individual and corporate performance, the Compensation Committee believes the Company’s executive compensation levels and the design of the executive compensation programs are effective.

     Goals. The compensation program and its various elements are designed to reward a combination of individual, department and/or corporate performance. How the various elements of the compensation program are designed to reward such performance is explained more fully below.

     Elements of Compensation. The primary elements of our compensation program for named executive officers are base salary, annual bonus, stock options and restricted stock. In addition, although not a normal part of our compensation program, in May 2010, we made certain retention awards to named executive officers other than our Chief Executive Officer (“CEO”), which vested and were paid out in 2012. We also provide executives certain life insurance, change in control and supplemental retirement benefits, and we offer executive officers an opportunity to participate in non-qualified deferred compensation plans. We have an employment contract with our President & CEO. In addition, named executive officers are eligible to receive other benefits that are generally available to all employees on a non-discriminatory basis, such as participation in and matching contributions under our 401(k) plan, vacations, and medical, dental, life, disability, and long term care insurance.

     Base Salaries. Effective February 1, 2012, base salaries for Messrs. Sznewajs, Giltvedt, Robbins, Ms. McKeown and Ms. Sparacio were increased as follows:

	2012 Base	% Increase
Name	Salary	from 2011	Basis for Increase
Robert D. Sznewajs	$ 450,000	7%

To move his base salary closer to the 50th percentile of the peer group, to reward him for his contribution to the improved performance of the Company, and to off-set, in part, his forfeiture of any future stock awards pursuant to the terms of his Employment Agreement.

Anders Giltvedt	$ 235,000	14%	To reward him for his contributions to the improved performance of the Company.

Hadley S. Robbins	$ 216,000	5%	To reward him for his contributions to the improved performance of the Company.

Xandra McKeown	$ 216,000	5%	To reward her for her contributions to the improved performance of the Company.

Cynthia Sparacio	$ 200,000	21%	To reward her for her contributions to the improved performance of the Company.

     These base salaries for 2012 represent an increase for the CEO of $30,000 and for the other named executive officers an aggregate increase of $84,000 from 2011 levels, and was awarded for the reasons described above. For 2012, base salaries were at the following percentiles of the peer group: Mr. Sznewajs 41st percentile, Mr. Giltvedt 29th percentile, Ms. McKeown 41st percentile, Mr. Robbins 48th percentile, and Ms. Sparacio 5% below the median of survey data.

     Annual Bonuses. Annual bonuses were paid to all named executive officers for 2012 achievements.

     Annual bonuses allow named executive officers to earn additional annual cash compensation if performance goals and certain objective and subjective criteria are satisfied. The bonus paid each named executive officer is a function of the executive's bonus opportunity, the achievement of individual, department and/or corporate performance goals, and the Compensation Committee's discretion.

     The bonus opportunity of each named executive officer is a percentage of his or her base salary and, except in the case of our CEO, is proposed by the President and CEO and reviewed and approved annually by the Compensation Committee. For example, an executive with a base salary of $200,000 and a bonus opportunity of 50% has an opportunity to earn a bonus of $100,000, subject to achievement of individual, department and Company performance goals and to the discretion of the Compensation Committee. The bonus paid may be more or less than the amount of the bonus opportunity. This structure gives the Compensation Committee latitude to weigh factors it considers important when considering executive bonuses, including subjective factors.

     The bonus opportunity and the percentage of that opportunity that is allocated between individual, department and corporate goals for each named executive officer is as follows:

		Percent of Bonus Opportunity
		Allocated to Achievement of		2012 Award
	Bonus
	Opportunity %	Individual and	Corporate		Bonus % of
	of Salary	Department Goals	Goals	Bonus $	Salary
Robert D. Sznewajs	50%	0%	100%	$ 325,000	72%
Anders Giltvedt	60%	25%	75%	75,000	32%
Xandra McKeown	50%	50%	50%	75,000	35%
Hadley S. Robbins	50%	50%	50%	75,000	35%
Cynthia Sparacio	30%	50%	50%	42,000	21%

     The individual and department performance goals for each of our named executive officers were as follows:

Officer	Performance Goal Areas
Robert D. Sznewajs

Provide leadership relative to the Company's future strategic planning, set short and long term goals for profitability, interact with the Board and regulatory agencies, achieve the annual budget and long term financial plan, and attract and retain an effective management team, oversee the merger integration.

Anders Giltvedt

Oversee financial reporting, corporate risk management, and audit, asset/liability and capital management, manage corporate projects and quality of reporting to the Board and its Audit & Compliance and Loan Committees, including merger integration planning.

Xandra McKeown

Oversee the origination and sale of certain commercial, industrial and real estate loans, cross-sell deposit and related products, achieve reduction in non-performing assets, and facilitate commercial customer retention and satisfaction.

Hadley S. Robbins

Responsible for the Company’s credit policies, credit quality, loan losses, reduction in non-performing assets, enhancement of credit administration practices, and quality of reporting to the Board and its Loan Committee, including merger integration planning.

Cynthia Sparacio

Responsible for planning, organizing and directing the human resource functions and activities of the Company, including compensation, employment, employee relations, employee development and organizational development.

     In 2012, the Company's achievements included a ROA of .97%, net income of $23.5 million, improved capital ratios, and a $30 million decrease in non-performing assets to 1.66% of total assets. The results relating to earnings and capital ratios were very favorable to the Company's peer group as shown in the Bank Holding Company Peer Group table.

     As a result the Company's 2012 performance executive officers were awarded bonus payments ranging from 21% to 72% of salary. These bonus payments were determined by the Compensation Committee after evaluating the overall performance of the Company relative to peers, individual and corporate performance relative to goals and the need to retain talented executives.

     With respect to Mr. Sznewajs, it should be noted in accordance with his most recent employment agreement, effective January 1, 2011, and discussed under the subheading within this section "Employment Contract with the CEO," he is not entitled to any additional equity grants during the term of the Employment Agreement. Accordingly, Mr. Sznewajs received no equity grants in 2012 and will not receive any in 2013. As part of the negotiation of the new employment agreement, the Company agreed to certain changes to Mr. Sznewajs Supplemental Executive Retirement Plan (“SERP”) agreement, as described under the subheading within this section "Supplemental Executive Retirement Plans." The Compensation Committee believes that given Mr. Sznewajs’ substantial stock holdings, his interests are closely aligned with those of shareholders and future incentive compensation would generally be awarded as part of his annual performance evaluation rather than through any additional equity grants.

     Restricted Stock and Stock Options. Restricted stock and stock options provide the Compensation Committee with important tools to attract, retain, motivate and reward named executive officers and to further align the interests of management with those of our shareholders. Restricted stock and stock option awards are designed to strengthen the mutuality of interests between Bancorp's shareholders and named executive officers by providing a portion of annual compensation in a form that gives the executive a proprietary interest in pursuing the long-term growth, profitability, and financial success of Bancorp. Stock option grants provide an additional incentive for named executive officers to build shareholder value since recipients only receive value from the grants if the price of our stock appreciates. The Company has only issued restricted stock awards to its executive officers during the past two years.

     In 2012, restricted stock was granted to Mr. Giltvedt, Ms. McKeown, Mr. Robbins that vests 25% each year for four years, and to Ms. Sparacio that vests 33-1/3% each year for three years (due to retirement eligibility). The vesting period helps retain named executive officers and is generally consistent with industry practice. We chose to grant restricted stock to encourage long-term shareholder value as opposed to solely motivating based on stock price increases.

     The number of shares granted to each named executive officer was determined based on individual performance, the executive's potential, and a formula that takes into account the total number of shares being granted to all employees (as determined by total dollars available for all such grants), the executive's salary, and a multiplier based on the executive's job grade.

     2010 Retention Awards. In May 2010, in consideration of the challenges confronting the Company, retention awards were granted to retain key employees to reward them for their efforts in raising capital, reducing non-performing assets, controlling operating expenses and retaining customers and employees during 2010. To earn the full award, each employee was required to remain employed by the Company through May 1, 2012.

Name	Paid May 1, 2012
Anders Giltvedt	$ 60,000
Hadley S. Robbins	$ 50,000
Xandra McKeown	$ 50,000
Cynthia Sparacio	$ 21,060

     Mr. Sznewajs did not receive a retention award in 2010.

     Supplemental Executive Retirement Plans. The Compensation Committee approved entry into supplemental executive retirement agreements ("SERPs") with Mr. Sznewajs (restated January 2011), Mr. Giltvedt and Ms. McKeown in 2003 and with Mr. Robbins in 2007. In connection with the restatement of Mr. Sznewajs’ SERP in January 2011, the Company increased the percentage of annual base salary upon which Mr. Sznewajs’ SERP benefit is based to 45%, effective on January 1, 2011 and as part of the negotiation of his new employment contract. The SERPs were implemented to help retain key executives and provide compensation that is competitive with others in our peer group.

     The SERPs, as amended in 2005 and again in 2009, tie the benefit provided to a percentage of final base salary. All named executive officers have elected to receive their SERP benefits in a lump sum payment rather than in installments over 15 years, except that Mr. Giltvedt has elected a lump sum only in the event of benefits triggered by death (and Mr. Giltvedt otherwise receives payments in installments over 15 years). Each SERP includes non-compete and non-solicitation provisions. For more detailed discussion of the SERPs, see the discussion in this section below under the subheading "Pension Benefits for 2012."

     Life Insurance. In 2003, we purchased bank-owned life insurance for Mr. Sznewajs, Mr. Giltvedt, Ms. McKeown and Ms. Sparacio and other officers of the Company to help recover the costs of projected employee benefits, provide key executives with another element of a comprehensive and competitive compensation package, reward those persons for past and future services, and encourage them to continue employment with us. In 2007, we purchased a term life insurance policy for Mr. Robbins. Life insurance benefits under the policies are $300,000 for Mr. Sznewajs and $200,000 for each of Ms. McKeown and Ms. Sparacio and Messrs. Giltvedt and Robbins. Additional life insurance coverage is provided under policies available to all employees.

     Change in Control Agreements. The Compensation Committee approved entry into change in control agreements ("CIC's") for Mr. Sznewajs, Mr. Giltvedt, Ms. McKeown and Ms. Sparacio in 2003 and Mr. Robbins in 2007. All CIC’s were updated to comply with section 409A of the Internal Revenue Code (the “Code”). The CICs were implemented to help us retain the executives (particularly after a change in control has been proposed) and remain competitive with others in our peer group and in our market. The CICs with Ms. McKeown and Mr. Robbins will be superseded by the employment agreements that each of them entered into with Columbia in connection with Bancorp entering into the definitive merger agreement that will become effective upon the consummation of the merger with Columbia.

     Benefits under the CICs are payable to each named executive officer upon the occurrence of events described in the CICs. Those events require both a change in control (as defined in the CIC and, except in limited circumstances, requires the acquisition of more than 30% of the Company's outstanding shares of common stock) and a termination of the employment of the named executive officer (i.e., a double trigger) as opposed to change in control arrangements that provide for payment solely upon the consummation of a change in control (i.e., a single trigger). We believe our approach is more reasonable and reflective of our intent to compensate the executive only in the event that the named executive’s employment is also terminated.

     For a more detailed discussion of the terms and conditions of the CICs, see the discussion in this section under the subheading "Potential Payments Upon Termination or Change in Control."

     Deferred Compensation Plan. We maintain an executive officers' deferred compensation plan which permits each named executive officer and others to defer all or part of his or her base salary, annual incentive bonuses, and commissions under the plan on a tax-deferred basis. We do not make contributions to the plan or pay or guarantee earnings to participants.

     An amount equal to participant deferrals is placed in a "rabbi" trust that is subject to the claims of our creditors. Plan participants have a number of investment options, including Bancorp stock. The return on contributions enjoyed by each participant depends on the return on the investments which the participant selects. Participants are fully vested in their plan benefits at all times. For more detailed discussion of the deferred compensation plan, see the discussion below under the subheading "Nonqualified Deferred Compensation for 2012."

     Employment Contract with the CEO. We entered into an employment agreement with Mr. Sznewajs that became effective on January 1, 2011 (the "2011 Employment Agreement") and continues for a three-year term that ends December 31, 2013. This agreement became effective immediately following the end of the term of our previous three-year agreement with Mr. Sznewajs, which expired on December 31, 2010. Both agreements are consistent with the objectives of our compensation program to attract, retain, motivate and reward highly qualified executives. For more detailed discussion of the terms and conditions of the 2011 Employment Agreement, see the tables and related discussion below under the subheading "Potential Payments Upon Termination or Change in Control."

     Under Mr. Sznewajs’ employment agreement, Mr. Sznewajs is entitled to receive an annual base salary of $420,000, subject to upward adjustment only based on reviews to occur annually and an annual cash bonus opportunity of 50% of his annual base salary. Mr. Sznewajs’ annual base salary was increased to $450,000 effective as of February 1, 2012. Mr. Sznewajs will not receive any stock option or restricted stock awards during the term of his employment agreement. Mr. Sznewajs is also entitled to participate in all pension, welfare and insurance benefit plans or programs, and such fringe benefits as are available to other senior executives.

     Employment Agreements with Mr. Robbins and Ms. McKeown. In connection with the execution of the merger agreement, Mr. Robbins and Ms. McKeown entered into substantially similar employment agreements with Columbia that, effective upon the completion of the merger, supersede their respective CICs that were previously entered into with West Coast Bancorp and West Coast Bank (as described above).

     The employment agreements provide that Mr. Robbins will serve as Senior Vice President, Oregon and Southwest Washington Group Manager, and Ms. McKeown will serve as Senior Vice President, Oregon and Southwest Washington Commercial Banking Manager, and each will be employed in West Coast’s corporate offices as of immediately prior to the completion of the merger. Each of the named executive officers will have an initial annual base salary of $216,000 and be eligible for an annual bonus with a target opportunity of 25% of annual base salary, with the actual annual bonus to be determined based on the attainment of performance objectives established by Columbia’s board of directors or the compensation committee of Columbia’s board of directors.

     The employment agreements provide for a grant of restricted stock to each of the executives (3,000 shares of restricted stock for Mr. Robbins and 2,000 shares of restricted stock for Ms. McKeown) that vests over a four year period, with 20% vesting on the second anniversary of the completion of the merger, 30% vesting on the third anniversary of the completion of the merger and the remaining 50% vesting on the fourth anniversary of the completion of the merger. Each of Mr. Robbins and Ms. McKeown were also granted a retention bonus equal to $554,365 (the amount that each would have been entitled to had their employment been terminated under certain circumstances in connection with the completion of the merger) that vests in two equal annual installments, subject to continued employment (subject to accelerated vesting and payment upon certain terminations of employment) and pays out on a termination of employment for any reason after the second anniversary of the completion of the merger.

     The employment agreements also provide that Columbia will maintain the Supplemental Executive Retirement Plans, or SERPs, for both Mr. Robbins and Ms. McKeown, with the benefit to never be less than the benefit provided pursuant to the SERP in the event of a qualifying termination of employment within 24 months of a change in control. The employment agreement also provides that, upon a termination of employment without “cause” or a resignation for “good reason” (as each is defined in the employment agreement), Mr. Robbins and Ms. McKeown will each be entitled to all earned but unpaid amounts, the accelerated vesting of the retention bonus and all outstanding equity awards, 18 months of COBRA continuation (fully paid by Columbia) and $5,000 in outplacement and/or tax planning services. Mr. Robbins and Ms. McKeown will also be entitled to a “gross-up” for any excise taxes as a result of “excess parachute payments” within the meaning of Section 280G of the Code and will be subject to a 12 month non-solicit of employees and customers and a 12 month non-compete following the termination of their respective employment.

     Role of Executive Officers. The base salaries, bonus payments, and restricted shares granted to Mr. Giltvedt, Ms. McKeown and Mr. Robbins were recommended to the Compensation Committee by our CEO and Executive Vice President of Human Resources, with the compensation for Ms. Sparacio recommended to the Compensation Committee by the CEO and approved by the Compensation Committee. The recommendations were reviewed with the Compensation Committee chair in advance of deliberations and action by the Compensation Committee as a whole. Our CEO and Executive Vice President of Human Resources were present during the Compensation Committee's deliberations and approval process (except when decisions were made for our Executive Vice President of Human Resources, in which case our CEO was the only member of management present). The base salary and bonus payment granted to Mr. Sznewajs were approved by the Compensation Committee in executive session.

     Compensation Recovery and Forfeiture Policies. We maintain the following provisions regarding the recovery, adjustment and forfeiture of compensation paid or due to named executive officers:

     Forfeiture of Equity Awards. The 2002 Plan and the 2012 Omnibus Incentive Plan provide that, in the event the employment of any holder of an option is terminated for cause, stock options of such holder, whether vested or unvested, will terminate. Termination "for cause" is defined as either conviction for committing a felony or willful and deliberate failure to perform job duties. Restricted stock that has not yet vested will also be forfeited upon any "for cause" termination. These provisions serve to protect our intellectual and human capital and help ensure that our executives act in the best interest of our company and its stockholders.

     Forfeiture and Recoupment Benefits. Each SERP applicable to our named executive officers provides that the executive will forfeit any benefits upon any termination of employment "for cause." An explanation of what constitutes "for cause" may be found in the discussion in this section below under the subheading "Potential Payments Upon Termination or Change in Control." Each SERP also provides that, if the non-competition or non-solicitation provisions of the SERP agreement are violated, any payments made after the date of breach must be repaid and any remaining unpaid benefits will be forfeited.

     Recoupment of Annual Bonuses and Stock Gains. The Sarbanes-Oxley Act of 2002 provides that if a company is required to restate its financials due to material non-compliance with reporting requirements, the chief executive officer and chief financial officer must reimburse the company for (1) any bonus or other incentive- or equity-based compensation received during the 12 months following the first public release of later-restated financials, and (2) any profits from the sale of securities during those 12 months.

     Stock Ownership Policy Guidelines. We established the following policy and recommended guidelines regarding minimum ownership of Bancorp stock by our named executive officers:

Position:	Number of Shares:
Chief Executive Officer	18,000
Chief Financial Officer	7,700
Chief Credit Officer	4,500
Business Banking Manager	4,500
Director of Human Resources	4,500

     Named executive officers are expected to achieve the indicated share ownership within three to five years of becoming an executive. Shares subject to stock options, whether vested or unvested, are considered owned for purposes of our stock ownership policy. During 2012 all named officers were in compliance with the policy.

     Accounting and Tax Treatments. Provisions of the Code limit the deductibility of compensation in excess of $1 million, unless the compensation is "performance-based compensation" or qualifies under certain other exceptions. The Compensation Committee strives to qualify executive compensation for deductibility to the extent consistent with the best interests of our company, but deductibility is not the sole factor used by the Compensation Committee in ascertaining appropriate levels or modes of compensation.

     Bank Holding Company Peer Group. The Consultant's 2011 report provided compensation-related information regarding the bank holding companies listed below (the "peer group"). Data is updated as of or for the period ending September 30, 2012. Nara Bancorp, Inc. (NARA) completed a merger and is no longer available for comparison.

								Tangible
					Total			Equity
					Assets	ROAA	ROAE	Ratio
					MRQ	LTM	LTM	LTM
	Company Name	Ticker	City	State	($000)	(%)	(%)	(%)
1	Glacier Bancorp Inc.	GBCI	Kalispell	MT	7,747,440	0.94	7.93	10.34
2	Western Alliance Bancorp	WAL	Phoenix	AZ	7,622,637	0.69	7.19	9.07
3	CVB Financial Corp.	CVBF	Ontario	CA	6,363,364	1.18	10.43	11.10
4	PacWest Bancorp	PACW	Los Angeles	CA	5,463,658	0.93	9.14	8.98
5	Westamerica Bancorp.	WABC	San Rafael	CA	4,952,193	1.68	15.39	8.75
6	Columbia Banking System Inc.	COLB	Tacoma	WA	4,906,335	0.99	6.24	13.20
7	Banner Corp.	BANR	Walla Walla	WA	4,265,564	1.31	9.98	13.17
8	Wilshire Bancorp Inc.	WIBC	Los Angeles	CA	2,750,863	3.20	28.00	12.31
9	CoBiz Financial Inc.	COBZ	Denver	CO	2,653,641	1.58	17.01	9.69
10	TriCo Bancshares	TCBK	Chico	CA	2,609,269	0.83	9.41	8.43
11	First California Financial Grp	FCAL	Westlake Village	CA	1,990,804	0.64	5.31	8.53
12	Guaranty Bancorp	GBNK	Denver	CO	1,886,938	0.83	8.11	9.59
13	Heritage Commerce Corp	HTBK	San Jose	CA	1,693,312	0.76	5.66	12.33
14	Sierra Bancorp	BSRR	Porterville	CA	1,437,903	0.56	4.47	11.92
15	Bank of Marin Bancorp	BMRC	Novato	CA	1,434,749	1.16	11.76	10.27
16	Pacific Continental Corp.	PCBK	Eugene	OR	1,373,487	0.65	4.65	12.10
17	Pacific Mercantile Bancorp	PMBC	Costa Mesa	CA	1,097,870	1.75	19.87	11.24
	Average				3,544,119	1.16	10.62	10.65
	25th Percentile				1,693,312	0.76	6.24	9.07
	50th Percentile				2,653,641	0.94	9.14	10.34
	75th Percentile				4,952,193	1.31	11.76	12.10
	West Coast Bancorp	WCBO	Lake Oswego	OR	2,488,180	1.47	11.19	13.57
	Percent Rank				43%	79%	72%	Highest

     The Consultant's 2011 report included information regarding base salary, bonus, value of awarded stock options, value of restricted stock awards, and certain other compensation derived from various sources, including the reports, of members of the peer group. The peer group used in the Consultant's 2011 report was jointly selected by the Compensation Committee, management and the Consultant.

     Risk Review of Compensation Plans. The Compensation Committee completed a review of all incentive plans (defined broadly as cash plans, equity plans, employment agreements and executive benefits plans) in place during fiscal year 2011. The assessment of the incentive plans was performed by key members of the Company's human resources team in coordination with the Consultant, and included a rigorous review of each plan's design and operation. The assessment followed the parameters of the FDIC's Guidance on Sound Incentive Compensation Policies finalized in 2010 that apply to all banking organizations. The findings were reviewed by both senior management and the Compensation Committee.

     The purpose of this review was to determine whether the risks related to the design and operation of these plans, if present, are reasonably likely to have a material adverse effect on the Company. The Company utilized a 27 factor evaluation list provided by the Consultant to evaluate its incentive plans. Major categories included compensation program administration, overall compensation structure, general incentive plan design and payout curves, performance metrics, equity compensation, and termination provisions. We believe that our compensation policies and practices do not encourage excessive risk-taking and are not reasonably likely to have a material adverse effect on the Company. Mitigating factors which support this conclusion include but are not limited to:

  Oversight of the executive incentive plan and long-term incentive plan by the Compensation Committee;

  Management oversight of key plans and programs, including approving target level payouts, setting financial and operating goals, and approving payouts;

  Vesting and stock ownership requirements which encourage a long-term perspective among participants;

  A preference for performance measures which result in payments only upon achievement of ultimate financial results; and

  Centralized administration and oversight of plans and programs.

Summary Compensation Table.

     The following table summarizes the various elements of compensation paid to or earned by our chief executive officer, chief financial officer and other three most highly compensated executive officers during 2010, 2011, and 2012.

							Change in
							Pension Value
						Non-Equity	and Nonqualified
						Incentive	Deferred	All Other
Name and Principal				Stock	Option	Plan	Compensation	Compensation
Position	Year	Salary	Bonus	Awards (1)	Awards	Compensation	Earnings (2)	(3)	Total
		($)	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Robert D. Sznewajs,	2012	$450,000	$325,000	$-	$-	$-	$178,644	$4,265	$957,909
President and Chief	2011	420,000	105,000	-	-	-	355,614	4,200	884,814
Executive Officer	2010	360,000	-	503,999	-	-	6,892	-	870,891
Anders Giltvedt,	2012	$235,000	$135,000	$16,916	$-	$-	$52,819	$7,793	$447,528
EVP/Chief Financial	2011	206,000	121,800	20,594	-	-	43,248	2,060	393,702
Officer	2010	200,000	-	132,216	-	-	40,736	-	372,952
Xandra McKeown,	2012	$216,000	$125,000	$15,545	$-	$-	$51,218	$6,515	$414,278
EVP/Business	2011	206,000	101,500	20,594	-	-	46,959	2,060	377,113
Banking	2010	200,000	-	100,000	-	-	44,230	-	344,230
Hadley S. Robbins,	2012	$216,000	$125,000	$15,545	$-	$-	$63,044	$7,740	$427,329
EVP/Chief Credit	2011	206,000	101,500	20,594	-	-	57,945	2,060	388,099
Officer	2010	200,000	-	100,000	-	-	54,578	-	354,578
Cynthia Sparacio,	2012	$200,000	$63,060	$12,002	$-	$-	$-	$6,706	$281,768
EVP/Human	2011	165,000	45,810	16,502	-	-	-	1,600	228,912
resources	2010	140,400	-	60,000	-	-	-	-	200,400

(1)	The dollar amounts in column (e) reflect the grant date fair value using the closing price of the stock on the grant date. Additional details regarding restricted stock awards under the 2012 Plan are described in the tables below under the headings "Grants of Plan-Based Awards for 2012" and "Outstanding Equity Awards at Fiscal Year-End 2012."

(2)	The dollar amounts in column (h) reflect increases in the actuarial present value of each executive's SERP using assumptions consistent with those used in our financial statements, as discussed in the table and related discussion under the subheading "Pension Benefits for 2012" below.

(3)	The dollar amounts in column (i) reflect 401 (k) Plan matching contributions, dividends on restricted stock paid for 2012 and a nonelective employer contribution to the 401 (k) Plan in 2011 equal to 1% of base salary.

Grants of Plan-Based Awards for 2012.

     The following table sets forth certain information concerning individual grants of equity and non-equity awards to the named executive officers during the year ended December 31, 2012. No previously issued stock options were repriced or otherwise modified in 2012.

								All Other	All Other	All Other
								Stock	Option	Stock
								Awards:	Awards:	Awards:
								Number of	Number of	Number of
		Estimated Future Payouts Under			Estimated Future Payouts Under			Shares of	Securities	Shares of
		Non-Equity Incentive Plan Awards			Equity Incentive Plan Awards			Stock or	Underlying	Stock or
Name	Grant Date	Threshold	Target	Maximum	Threshold	Target	Maximum	Units (1)	Options	Units	Total (2)
		($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(j)	(j)
Robert D.
Sznewajs	-	-	-	-	-	-	-	-	-	-	-
Anders
Giltvedt	5/29/2012	-	-	-	-	-	-	888	-	-	$16,916
Xandra
McKeown	5/29/2012	-	-	-	-	-	-	816	-	-	$15,545
Hadley S.
Robbins	5/29/2012	-	-	-	-	-	-	816	-	-	$15,545
Cynthia
Sparacio	5/29/2012	-	-	-	-	-	-	630	-	-	$12,002

(1)	Reflects restricted stock grants in 2012 under the 2012 Plan. Shares vest 25% per year over a four-year vesting schedule for Anders Giltvedt, Xandra McKeown, and Hadley S. Robbins and 33-1/3% per year over a three year vesting schedule due to retirement provisions for Cynthia Sparacio, and vest immediately in the event of retirement, death, disability, or termination of employment within 24 months of a change in control affecting our company. Shares held by employees terminated for cause terminate immediately.

(2)	Reflects a grant date price of $19.05.

Outstanding Equity Awards at Fiscal Year-End 2012

     The following table sets forth certain information concerning outstanding equity awards held by named executive officers at December 31, 2012.

	Option Awards					Stock Awards
									Equity
								Equity	Incentive Plan
			Equity					Incentive Plan	Awards:
			Incentive Plan					Awards:	Market or
			Awards:					Number of	Payout Value
	Number of	Number of	Number of			Number of	Market Value	Unearned	of Unearned
	Securities	Securities	Securities			Shares or	of Shares or	Shares, Units	Shares, Units
	Underlying	Underlying	Underlying			Units of	Units of	or Other	or Other
	Unexercised	Unexercised	Unexercised		Option	Stock That	Stock That	Rights That	Rights That
	Options	Options	Unearned	Option	Expiration	Have Not	Have Not	Have Not	Have Not
Name	Excercisable	Unexcercisable	Options	Exercise Price	Date (1)	Vested (2)	Vested (3)	Vested	Vested
	(#)	(#)	(#)	($)		(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
	1,015	-	-	$81.20	4/22/2013	10,306	$228,278	-	$-
Robert D.	5,819	-	-	103.20	4/26/2015
Sznewajs	4,229	-	-	137.50	4/25/2016
	6,929	-	-	63.75	4/22/2018
	5,990	-	-	11.55	4/28/2019
	2,019	-	-	$81.20	4/22/2013	5,864	$129,888	-	$-
	1,759	-	-	106.60	4/20/2014
Anders	1,800	-	-	103.20	4/26/2015
Giltvedt	700	-	-	137.50	4/25/2016
	1,870	-	-	63.75	4/22/2018
	1,630	-	-	11.55	4/28/2019
	900	-	-	$81.20	4/22/2013	4,804	$106,409	-	$-
	890	-	-	106.60	4/20/2014
Xandra	999	-	-	103.20	4/26/2015
McKeown	580	-	-	137.50	4/25/2016
	1,000	-	-	63.75	4/22/2018
	1,380	-	-	11.55	4/28/2019
	1,680	-	-	$159.60	3/27/2017	4,804	$106,409	-	$-
Hadley S.	1,000	-	-	63.75	4/22/2018
Robbins	1,380	-	-	11.55	4/28/2019
	800	-	-	$81.20	4/22/2013	3,126	$69,241	-	$-
	720	-	-	106.60	4/20/2014
Cynthia	719	-	-	103.20	4/26/2015
Sparacio	310	-	-	137.50	4/25/2016
	510	-	-	63.75	4/22/2018
	1,130	-	-	11.55	4/28/2019

(1)	All stock options expire 10 years after the grant date.

(2)	Unvested awards of restricted stock vest as follows:

Year of Vesting

Name	2013	2014	2015	2016
Robert D. Sznewajs	10,306	-	-	-
Anders Giltvedt	2,557	2,556	529	222
Xandra McKeown	2,045	2,044	511	204
Hadley S. Robbins	2,045	2,044	511	204
Cynthia Sparacio	1,458	1,458	210	-

(3)	Based on the $22.15 closing price per share of our stock on December 31, 2012.

Option Exercises and Stock Vesting for 2012

     The following table sets forth certain information concerning exercises of stock options and vesting of restricted stock by the named executive officers during the year ended December 31, 2012.

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired on	Realized on	Acquired on	Realized on
Name	Exercise	Exercise	Vesting	Vesting (1)
	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)
Robert D. Sznewajs	-	$-	10,907	$219,638
Anders Giltvedt	-	-	2,670	53,334
Xandra McKeown	-	-	2,071	41,288
Hadley S. Robbins	-	-	2,071	41,288
Cynthia Sparacio	-	-	1,460	28,954

(1)	Based on the closing price per share of our stock on the date of vesting.

Pension Benefits for 2012

     The following table sets forth certain information concerning Bancorp's supplemental executive retirement agreements ("SERPs") with named executive officers as of December 31, 2012.

		Number of
		Years	Present Value of	Payments
		Credited	Accumulated	During Last
Name	Plan Name	Service (1)	Benefit (2)	Fiscal Year
		(#)	($)	($)
(a)	(b)	(c)	(d)	(e)
	SERP for Robert
Robert D. Sznewajs	Sznewajs	11	1,816,214	$-
	SERP for Anders
Anders Giltvedt	Giltvedt	11	343,206	-
	SERP for Xandra
Xandra McKeown	McKeown	11	379,602	-
	SERP for Hadley
Hadley S. Robbins	Robbins	5	318,604	-

(1)	Messrs. Sznewajs and Giltvedt and Ms. McKeown are fully vested with respect to voluntary termination benefits under their SERPs.

(2)	SERPs are individual contracts with each of our named executive officers that originally provided for specified benefit payments over a fixed 15-year term. The valuation method used to determine the present value of accumulated benefit in column (d) above and the increase in the present value of the benefit disclosed in column (h) of the Summary Compensation Table is consistent with Accounting Principles Board Opinion No. 12, as amended, and based on the actual terms of each SERP and a discount rate of 6% as specified in the SERPs. The same methods and assumptions were used to derive amounts included in our financial statements.

     We entered into a SERP with Mr. Robbins in April 2007. We entered into SERPs with each of the other listed named executive officers other than Ms. Sparacio in August 2003, which SERPs were amended effective July 1, 2005. Ms. Sparacio does not have a SERP with the Company. All SERPs were amended in 2009 to comply with section 409A of the Internal Revenue Code and to give each named executive officer a one-time opportunity, to be exercised on or before December 31, 2008, to elect to receive some or all SERP payments in a lump sum payment upon reaching retirement or normal retirement age, as the case may be. Mr. Giltvedt elected to receive a lump sum payment in the event of his death prior to normal retirement age. The other executive officers each elected to receive lump sum payments in all payment circumstances. Mr. Sznewajs’ SERP was restated effective January 2011. Each SERP is a non-qualified, unfunded plan that is designed to provide retirement benefits for the participant. Each SERP is further intended to assist in assuring each participant's continued service to our company.

     Benefit amounts payable under each SERP vary based on whether (1) a participant retired at normal retirement age or terminated employment in connection with a termination event under his or her CIC, or (2) terminated employment due to early voluntary termination, early involuntary termination, or disability.

     All SERP benefits are equal to, or the lump sum payment is calculated based on the value of, a 15-year stream of monthly payments equal to 35% of the participant's final base salary, except that, in the event a participant terminates employment in connection with a termination event under his or her CIC, monthly payments or lump sum amounts are based on 35% of base salary as of the participant's normal retirement date. Effective January 1, 2011, Mr. Sznewajs' benefit was increased to 45% of his annual base salary as part of the negotiation of his new employment agreement. In the event a participant terminates employment as a result of an early voluntary termination, early involuntary termination, or disability, his or her monthly payments or lump sum amounts will be based on annual benefit levels determined in accordance with a formula set forth in each participant's SERP that results in benefit amounts that increase over the participant's period of continued service, but not above the normal retirement benefit. No benefits are payable if a participant is terminated for cause (as defined in each participant's CIC).

     Each SERP also includes non-competition and non-solicitation provisions that provide for a loss of future benefits and forfeiture of benefits received after a breach but before discovery if an executive competes with us in the states of Oregon or Washington or solicits our customers or employees (i) in the case of Mr. Sznewajs, within 36 months of any termination which triggers change in control benefits or 24 months of any other termination; and (ii) in the case of other named executives, within 24 months of any termination which triggers change in control benefits or 12 months of any other termination.

     Retirement, change in control, involuntary termination, and disability benefits of each participant are fully vested immediately. Voluntary termination benefits are presently vested as follows: Mr. Sznewajs, 100%; Mr. Giltvedt, 100%; Ms. McKeown, 100%; and Mr. Robbins, 40%. Mr. Robbins' voluntary termination benefits will continue to vest at a rate of 10% for each additional year of completed service. Each SERP may be amended only by mutual agreement, except that we may amend or terminate each SERP if laws or regulations change in a way that would result in benefits being taxable to the executive before receipt or in material financial penalties or other materially detrimental ramifications to our company, provided in any case vested benefits would be preserved.

Nonqualified Deferred Compensation for 2012

     The following table sets forth certain information regarding the accounts of named executive officers under Bancorp's executives' deferred compensation plan.

	Executive	Bancorp	Aggregate	Aggregate	Aggregate
	Contributions in	Contributions in	Earnings in Last	Withdrawals/	Balance at Last
Name	Last FY	Last FY	FY (1)	Distributions	FYE
	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(e)
Robert D. Sznewajs	$-	$-		$-	$-
Anders Giltvedt	-	-	25,672	-	211,220
Xandra McKeown	-		1,303	-	13,451
Hadley S. Robbins	-	-	-	-	-
Cynthia Sparacio	37,781	-	22,658	-	160,726

(1)	No earnings in the current year are reported as compensation in the year's Summary Compensation Table.

     Our executive officers' deferred compensation plan permits each named executive officer (and other senior executives) to defer all or part of his or her base salary, annual incentive bonuses, and commissions on a tax-deferred basis. We have not and do not make contributions to the plan or pay preferential earnings or guaranty interest to participants in the plan.

     Under the plan, an amount equal to deferrals under the plan is placed in a "rabbi" trust that is subject to the claims of our creditors. Participants have a number of investment options upon which to base earnings on deferred amounts, including our stock. The return on contributions enjoyed by each participant depends on the return on the investments that the participant selects.

     The following table shows currently available investment choices and annualized returns earned by those choices in 2012:

Performance
Plan Investment Choice	(annual return for 2012)
American Century Strategic Allocation: Conservative	9.3%
American Century Strategic Allocation: Moderate	12.6%
American Funds EuroPacific Growth Fund R4	19.2%
American Funds Growth Fund of America R4	20.6%
Baron Growth Fund	16.4%
Dodge & Cox Balanced Fund	17.8%
Federated Government Obligations Fund	0.0%
Federated High-Income Bond Fund, Inc. A	14.3%
Federated Total Return Bond Instl	6.6%
Manager's AMG Systematic Value Fund	17.6%
Munder Veracity Small Cap Value Y	14.0%
West Coast Bancorp Stock	42.6%

Potential Payments Upon Termination or Change in Control

     The following five tables set forth certain information concerning payments and other benefits that would have been payable to our named executive officers in the event of a termination of employment on December 31, 2012, under various circumstances described in the tables. The tables assume no changes in benefits or vesting are made by our Board. We have not entered into any agreements or plans that provide benefits to our named executive officers solely as a result of a change in control. All change of control benefits require both a qualifying termination event and a change of control event to occur. Except as noted in the footnotes to the tables, all amounts are payable by Bancorp.

Robert D. Sznewajs, President and Chief Executive Officer

				Involuntary Terminations (Other Than Death
	Voluntary Terminations			and Disability)			Death	Disability
	For Good	For Good	Any Other	Without	Without	Any Other
	Reason	Reason With	Voluntary	Cause and	Cause and	Involuntary
	Without CIC	CIC	Termination	Without CIC	With CIC	Terminations
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Cash Severance (1)	$883,750	$2,006,250	$-	$883,750	$2,006,250	$-	$-	$-
Restricted Stock Vesting (2)	228,278	228,278	228,278	228,278	228,278	-	228,278	228,278
SERP Benefits (3)	-	59,493	-	-	59,493	-	61,256	-
Health Benefits (4)	6,515	9,772	-	6,515	9,772	-	-	-
Life Insurance Proceeds (5)	-	-	-	-	-	-	300,000	-
Outplacement (6)	-	10,000	-	-	10,000	-	-	-
Tax Gross-up (7)	-	897,183	-	-	897,183	-	-	-
Total	$1,118,543	$3,210,976	$228,278	$1,118,543	$3,210,976	$-	$589,534	$228,278

(1)	Dollar amounts in columns (a) and (d) are comprised of amounts that would be due to Mr. Sznewajs under his Employment Agreement as in effect on December 31, 2012, under which, in the event he terminates his employment with us for "good reason" or we terminate his employment without "cause," each as described in his employment agreement and summarized in the discussion that follows these tables, he is entitled to receive a lump sum payment equal to the sum of:

  The product of his base salary in effect on the date of termination multiplied by the number of days from the date of termination through December 31, 2013, divided by 365;

  Annualized bonus earned through the date termination occurs (in this case $325,000 for 2012);

  The product of the average of the bonus paid for the year before the year in which termination occurs and the annualized bonus multiplied by the number of days from January 1 of the year following the year in which termination occurred, through December 31, 2013, divided by 365; and

  His deemed matching and profit sharing contributions under our 401(k) plan.

All payments must be made within six months of termination. Mr. Sznewajs has no obligation to mitigate or offset amounts we pay him if he takes another position following termination.

Dollar amounts in columns (b) and (e) represent amounts that would be due to Mr. Sznewajs under his CIC agreement, under which, if he terminates his employment for "good reason," or if we or our successor terminate his employment other than for "cause," "disability," or death within three years of a change in control (or prior to a change of control but on or after the date a transaction is announced or should have been announced under applicable law), he is entitled to a lump sum payment equal to the sum of:

Three times his adjusted salary and average bonus; and Three times his deemed matching contribution under our 401(k) plan.

Cash payments due under Mr. Sznewajs' CIC agreement must be paid the first day of the seventh month following the date of a termination event, unless applicable regulations permit earlier payments, in which case payment must be made within 30 days of the date of termination.

(2)	All dollar amounts represent the value of the vesting in full of shares of restricted stock that were not vested as of December 31, 2012, calculated by multiplying the number of shares that would vest by the closing price of our stock on December 31, 2012, $22.15 per share (the "Year-End Price"). Mr. Sznewajs is entitled to vesting of all restricted stock and options with respect to various termination events described in the column headings as follows: (i) columns (a) and (d), under the terms of his employment agreement, (ii) columns (b) and (e), under the terms of his CIC agreement and the 2002 Plan, (iii) columns (c) and (f), under the terms of the 2002 Plan and related award agreements that provide for full vesting upon retirement, unless terminated for cause, and (iv) columns (g) and (h), under the terms of both the 2002 Plan and his employment agreement.

(3)	Represents the incremental value of benefits that would become due to Mr. Sznewajs under his SERP upon certain termination events described in the table.

(4)	Dollar amounts in columns (a) and (d) represent total COBRA payments for 12 months that we would be obligated to pay under Mr. Sznewajs' employment agreement, provided that our obligation to make these payments terminates if he qualifies for group health coverage from a subsequent employer. Dollar amounts in columns (b) and (e) represent total COBRA payments for 18 months that we would be obligated to pay under Mr. Sznewajs' CIC agreement, except that our obligation to make these payments will not exceed the maximum period for which COBRA coverage is provided by law.

(5)	The dollar amount in column (g) represents amounts that would be due to Mr. Sznewajs' heirs under our bank-owned life insurance program ($300,000) that provides a benefit to certain executives.

(6)	Represents amounts available for outplacement services under his CIC agreement.

(7)	If severance benefits due to Mr. Sznewajs under his CIC agreement subject him to the federal excise tax imposed on benefits that constitute excess parachute payments under the Internal Revenue Code (the "Code"), he is entitled to be reimbursed for taxes on an after-tax basis.

Anders Giltvedt, Executive Vice President and Chief Financial Officer

				Involuntary Terminations (Other Than Death
	Voluntary Terminations			and Disability)			Death	Disability
	For Good	For Good	Any Other	Without	Without	Any Other
	Reason	Reason With	Voluntary	Cause and	Cause and	Involuntary
	Without CIC	CIC	Termination	Without CIC	With CIC	Terminations
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Cash Severance (1)	$-	$621,800	$-	$-	$621,800	$-	$-	$-
Restricted Stock Vesting (2)	-	129,888	-	-	129,888	-	129,888	129,888
SERP Benefits (3)	-	162,538	-	-	162,538	-	539,092	-
Health Benefits (4)	-	27,257			27,257	-	-	-
Life Insurance Proceeds (5)	-	-	-	-	-	-	200,000	-
Outplacement (6)	-	5 ,000	-	-	5 ,000	-	-	-
Tax Gross-up (7)	-	-	-	-	-	-	-	-
Total	$-	$946,483	$-	$-	$946,483	$-	$868,980	$129,888

(1)	Dollar amounts in columns (b) and (e) represent amounts that would be due to Mr. Giltvedt under his CIC agreement, under which, if he terminates his employment for "good reason," or if we or our successor terminate his employment other than for "cause," "disability," or death within two years of a change in control (or prior to a change of control but on or after the date a transaction is announced or should have been announced under applicable law), he is entitled to a lump sum payment equal to the sum of:
Two times his adjusted salary and average bonus; and Two times his deemed matching contribution under our 401(k) plan.

For purposes of calculating Mr. Giltvedt's severance payment under his CIC agreement, we have used the average of bonuses paid to him in 2012 and 2013 for services to our company in 2011 and 2012. Cash payments due under Mr. Giltvedt's CIC agreement must be paid within 30 days of the date of a termination event.

(2)	All dollar amounts represent the value of the vesting in full of restricted stock that was not vested as of December 31, 2012, calculated by multiplying the number of shares that would vest by the Year-End Price. Mr. Giltvedt is entitled to vesting of all restricted stock and options, (i) with respect to termination events described in columns (b) and (e), under the terms of his CIC agreement and the 2002 and 2012 Plan and (ii) with respect to termination events described in columns (g) and (h), under the terms of the 2002 and 2012 Plan.

(3)	Represents the incremental value of benefits that would become due to Mr. Giltvedt under his SERP upon certain termination events described in the table.

(4)	Dollar amounts in columns (b) and (e) represent total COBRA payments for 18 months that would be due to Mr. Giltvedt under his CIC agreement, except that our obligation to make these payments will end at the maximum period for which COBRA coverage is provided by law.

(5)	The dollar amount in column (g) represents amounts due to Mr. Giltvedt's heirs under our bank-owned life insurance program ($200,000) that provides a benefit to certain executives.

(6)	Represents the amount available to cover outplacement services under his CIC agreement.

(7)	If severance benefits due to Mr. Giltvedt under his CIC agreement subject him to the federal excise tax imposed on benefits that constitute excess parachute payments under the Code, he is also entitled to be reimbursed for taxes on an after-tax basis. Mr. Giltvedt's severance benefits as of December 31, 2012, would not trigger an excise tax under the Code, so no gross-up payment is shown in this illustration.

Xandra McKeown, Executive Vice President of Commercial Banking.

				Involuntary Terminations (Other Than Death
	Voluntary Terminations			and Disability)			Death	Disability
	For Good	For Good	Any Other	Without	Without	Any Other
	Reason	Reason With	Voluntary	Cause and	Cause and	Involuntary
	Without CIC	CIC	Termination	Without CIC	With CIC	Terminations
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Cash Severance (1)	$554,365	$554,365	$-	$554,365	$554,365	$-	$554,365	$554,365
Restricted Stock Vesting (2)	106,409	106,409	-	106,409	106,409	-	106,409	106,409
SERP Benefits (3)	88,360	162,538	-	88,360	88,360	-	478,715	88,360
Health Benefits (4)	9,772	9,772		9,772	9,772	-	9,772	9,772
Life Insurance Proceeds (5)	-	-	-	-	-	-	200,000	-
Outplacement (6)	5 ,000	5 ,000	-	5 ,000	5 ,000	-	-	5 ,000
Tax Gross-up (7)	-	-	-	-	-	-	-	-
Total	$763,906	$763,906	$-	$763,906	$763,906	$-	$1,349,261	$763,906

(1)	The employment agreement entered into by Columbia with Ms. McKeown will become effective upon completion of the Merger and provides for a lump sum cash retention payment equal to $554,365. The retention bonus will vest in two equal installments and the vested amount will be payable upon termination of employment. The vesting of the retention bonus accelerates upon a qualifying termination of employment as described in Part III, Item 11 “Executive Compensations” above under the subheading “Compensation Discussion and Analysis.” The disclosures in the table assume that the agreement with Columbia was in effect as of the termination date used for purposes of this illustration, December 31, 2012.

(2)

All dollar amounts represent the value of the vesting in full of restricted stock and stock options that were not vested as of December 31, 2012, calculated by multiplying the number of shares that would vest by the Year-End Price. Ms. McKeown is entitled to vesting of all restricted stock and options, (i) with respect to termination events described in columns (a) and (d), under the terms of her employment agreement with Columbia, (ii) with respect to termination events described in columns (b) and (e), under the terms of her employment agreement and the 2002 and 2012 Plan and (iii) with respect to termination events described in columns (g) and (h), under the terms of the 2002 and 2012 Plan.

(3)	Represents the incremental value of benefits that would become due to Ms. McKeown under her employment agreement and modified SERP upon certain termination events described in the table.

(4)	Dollar amounts represent total COBRA payments for 18 months that would be due to Ms. McKeown under her employment agreement, except that our obligation to make these payments will end at the maximum period for which COBRA coverage is provided by law.

(5)	The dollar amount in column (g) represents amounts due to Ms. McKeown's heirs under our bank-owned life insurance program ($200,000) that provides a benefit to certain executives.

(6)	Represents the amount available to cover outplacement services under her employment agreement.

(7)

If severance benefits due to Ms. McKeown under her employment agreement subject her to the federal excise tax imposed on benefits that constitute excess parachute payments under the Code, she is also entitled to be reimbursed for taxes on an after-tax basis. Ms. McKeown's severance benefits as of December 31, 2012, would not trigger an excise tax under the Code, so no gross-up payment is shown in this illustration.

Hadley S. Robbins, Executive Vice President and Chief Credit Officer

				Involuntary Terminations (Other Than Death
	Voluntary Terminations			and Disability)			Death	Disability
	For Good	For Good	Any Other	Without	Without	Any Other
	Reason	Reason With	Voluntary	Cause and	Cause and	Involuntary
	Without CIC	CIC	Termination	Without CIC	With CIC	Terminations
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Cash Severance (1)	$554,365	$554,365	$-	$554,365	$554,365	$-	$554,365	$554,365
Restricted Stock Vesting (2)	106,409	106,409	-	106,409	106,409	-	106,409	106,409
SERP Benefits (3)	401,982	401,982	-	401,982	401,982	-	747,106	401,982
Health Benefits (4)	1 ,056	1 ,056		1 ,056	1 ,056	-	1 ,056	1 ,056
Life Insurance Proceeds (5)	-	-	-	-	-	-	200,000	-
Outplacement (6)	5 ,000	5 ,000	-	5 ,000	5 ,000	-	-	5 ,000
Tax Gross-up (Est.) (7)	-	453,110	-	-	453,110	-	-	-
Total	$1 ,068,812	$1,521,922	$-	$1,068,812	$1,521,922	$-	$1,608,936	$1,068,812

(1)	The employment agreement entered into by Columbia with Mr. Robbins will become effective upon completion of the Merger and provides for a lump sum cash retention payment equal to $554,365. The retention bonus will vest in two equal installments and the vested amount will be payable upon termination of employment. The vesting of the retention bonus accelerates upon a qualifying termination of employment as described in Part III, Item 11 “Executive Compensations” above under the subheading “Compensation Discussion and Analysis.” The disclosures in the table assume that the agreement with Columbia was in effect as of the termination date used for purposes of this illustration, December 31, 2012.

(2)

All dollar amounts represent the value of the vesting in full of restricted stock that were not vested as of December 31, 2012, calculated by multiplying the number of shares that would vest by the Year-End Price. Mr. Robbins is entitled to vesting of all restricted stock and options, (i) with respect to termination events described in columns (a) and (d), under the terms of his employment agreement with Columbia, (ii) with respect to termination events described in columns (b) and (e), under the terms of his employment agreement and the 2002 and 2012 Plan, and (ii) with respect to termination events described in columns (g) and (h), under the terms of the 2002 and 2012 Plan.

(3)	Represents the incremental value of benefits that would become due to Mr. Robbins under his employment agreement and modified SERP upon certain termination events described in the table.

(4)	Dollar amounts represent total COBRA payments for 18 months that would be due to Mr. Robbins under his employment agreement, except that our obligation to make these payments will end at the maximum period for which COBRA coverage is provided by law.

(5)	The dollar amount in column (g) represents amounts due to Mr. Robbins's heirs under our bank-owned life insurance program ($200,000) that provides a benefit to certain executives.

(6)	Represents the amount available to cover outplacement services under his CIC agreement.

(7)

If severance benefits due to Mr. Robbins subject him to the federal excise tax imposed on benefits that constitute excess parachute payments under the Code, he is also entitled to be reimbursed for taxes on an after-tax basis. Amount shown represents the estimated gross-up payment that would be due to Mr. Robbins under the terms of his employment agreement to cover excise taxes arising out of severance benefits shown in the table.

Cynthia Sparacio, Executive Vice President

				Involuntary Terminations (Other Than Death
	Voluntary Terminations			and Disability)			Death	Disability
	For Good	For Good	Any Other	Without	Without	Any Other
	Reason	Reason With	Voluntary	Cause and	Cause and	Involuntary
	Without CIC	CIC	Termination	Without CIC	With CIC	Terminations
	(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Cash Severance (1)	$-	$481,324	$-	$-	$481,324	$-	$-	$-
Restricted Stock Vesting (2)	-	69,241	-	-	69,241	-	69,241	69,241
Health Benefits (3)	-	9,772		-	9,772	-	-	-
Life Insurance Proceeds (4)	-	-	-	-	-	-	200,000	-
Outplacement (5)	-	5 ,000	-	-	5 ,000	-	-	-
Tax Gross-up (6)	-	-	-	-	-	-	-	-
Total	$-	$565,337	$-	$-	$565,337	$-	$269,241	$69,241

(1)	Dollar amounts in columns (b) and (e) represent amounts that would be due to Ms. Sparacio under her CIC agreement with us, under which, if she terminates her employment for "good reason," or if we or our successor terminate her employment other than for "cause," "disability," or death within two years of a change in control (or prior to a change of control but on or after the date a transaction is announced or should have been announced under applicable law), she is entitled to a lump sum payment equal to the sum of:
Two times her adjusted salary and average bonus; and Two times her deemed matching contribution under our 401(k) plan.

(2)	All dollar amounts represent the value of the vesting in full of restricted stock that were not vested as of December 31, 2012, calculated by multiplying the number of shares that would vest by the Year-End Price. Ms. Sparacio is entitled to vesting of all restricted stock and options, (i) with respect to termination events described in columns (b) and (e), under the terms of her CIC agreement and the 2002 and 2012 Plan and (ii) with respect to termination events described in columns (g) and (h), under the terms of the 2002 and 2012 Plan.

(3)	Dollar amounts in columns (b) and (e) represent total COBRA payments for 18 months that would be due to Ms. Sparacio under her employment agreement, except that our obligation to make these payments will end at the maximum period for which COBRA coverage is provided by law.

(4)	The dollar amount in column (g) represents amounts due to Ms. Sparacio's heirs under our bank-owned life insurance program ($200,000) that provides a benefit to certain executives.

(5)	Represents the amount available to cover outplacement services under her CIC agreement.

(6)

If severance benefits due to Ms. Sparacio subject her to the federal excise tax imposed on benefits that constitute excess parachute payments under the Code, she is also entitled to be reimbursed for taxes on an after-tax basis. Ms. Sparacio’s severance benefits as of December 31, 2012, would not trigger an excise tax under the Code, so no gross-up payment is shown in this illustration.

Non-Employee Director Compensation for 2012

The following table summarizes compensation paid to non-employee directors for services during the year ended December 31, 2012.

					Change in
					Pension Value
					and
					Nonqualified
				Non-Equity	Deferred
	Fees Earned or	Stock Awards	Option Awards	Incentive Plan	Compensation	All Other
Name	Paid in Cash	(1)	(2)	Compensation	Earnings (3)	Compensation	Total
	($)	($)	($)	($)	($)	($)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)
Lloyd D. Ankeny	$81,100	$20,003	$-	$-	$-	$-	$101,103
David Dietzler	55,333	20,003	-	-	-	-	75,336
Henchy Enden	39,533	20,003	-	-	-	-	59,536
Sam Levinson	44,600	20,003	-	-	-	-	64,603
Steven J. Oliva	44,300	20,003	-	-	-	-	64,303
John T. Pietrzak	44,900	20,003	-	-	-	-	64,903
Steven N. Spence	58,700	20,003	-	-	-	-	78,703
Dr. Nancy A Wilgenbusch	58,700	20,003	-	-	-	-	78,703

(1)	Reflects the grant date fair value of 1,050 shares of restricted stock granted to each director using the closing price of the stock on the grant date, $19.05 per share. Shares vest after one year.

(2)	The following table shows the total number of stock options outstanding as of December 31, 2012, for each non- employee director:

No. of Stock Options
Mr. Ankeny	4,090
Mr. Dietzler	-
Ms. Enden	-
Mr. Levinson	-
Mr. Oliva	4,090
Mr. Pietrzak	-
Mr. Spence	2,610
Dr. Wilgenbusch	4,090

(3)	Non-employee directors are entitled to participate in Bancorp's Directors' Deferred Compensation Plan (the "Directors' DCP"), under which directors may elect to defer payment of some or all of their directors fees. Earnings on contributions by each participant are dependent on the return on investments that the director selects from a list of publicly available mutual funds or Bancorp stock. See "Executive Compensation—Nonqualified Deferred Compensation for 2012" for a list of available investment options, which are the same as those available to our executives under the executives' plan. We do not make additional contributions or provide above-market or preferential earnings on fees deferred by directors under the Directors' DCP.

     In establishing non-employee director compensation, the Compensation Committee and the Board of Directors considered information regarding the compensation paid to directors of the peer group companies listed under the heading "Executive Compensation—Discussion and Analysis of Executive Compensation Programs" below that was provided by McLagan, an Aon Hewitt company, a compensation consultant engaged by the Compensation Committee in 2011, along with director compensation information derived from other sources. Non-employee directors serving on the Board are paid an annual retainer and additional fees for attendance at certain Board and Board committee meetings.

     During 2012, the Board chair received an annual retainer of $64,000, while the Audit Committee, Compensation Committee and Loan Committee chairs received $44,000. The Governance Committee chair, who also serves as the Board chair, waived for 2012 the additional retainer of $6,000 normally received by the Governance Committee chair. All other directors received annual retainers of $32,000. Non-employee directors also received $300 for each regular board meeting attended. In addition, non-employee directors received $600 for each Board committee meeting attended (whether as a member of a committee or at the request of a committee) on the same day as a regular Board meeting. Non-employee directors also received $600 for attending meetings with the Company's independent registered public accountants to analyze, review, and discuss the Company's quarterly earnings releases and Forms 10-Q, Form 10-K, and related matters. Non-employee directors also received $200 per day (or partial day) for attendance at education programs and are reimbursed for travel expenses to attend regular board meetings and education programs. Bancorp directors who also serve on the board of West Coast Trust received $300 for each regular meeting of the West Coast Trust board that they attended. The West Coast Trust board chair received an additional $1,000 for the year.

     Recent practice has been to grant restricted stock awards and/or stock options to non-employee directors on an annual basis. In 2012, the directors were granted a restricted stock award at the May 29, 2012, board meeting as reflected in the preceding table.

Compensation Committee Interlocks and Insider Participation

     Messrs. Ankeny, Oliva, Pietrzak and Levinson, Ms. Enden, and Dr. Wilgenbusch served on the Compensation Committee during 2012. During 2012, none of our executive officers served on the Board of Directors of any entities whose directors or officers serve on our Compensation Committee.

Compensation Committee Report

     The Compensation & Personnel Committee ("Compensation Committee") discharges the responsibilities assigned to it by the Board of Directors with respect to compensation and personnel matters, including those relating to Bancorp's executive officers.

In discharging its responsibilities, the Compensation Committee:

  Reviewed and discussed with management the Compensation Discussion and Analysis included in this report; and

  Based on the review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in the report and furnished in the Company's annual report on Form 10-K for the year ended December 31, 2012, through its incorporation by reference from the report.

Compensation Committee Members

Dr. Wilgenbusch (Chair), Mr. Ankeny, Ms. Enden, Mr. Levinson,
Mr. Oliva, and Mr. Pietrzak.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCK HOLDER MATTERS

Stock Ownership Table

     The following table shows beneficial ownership as of February 1, 2013, of Bancorp common stock beneficially owned by our current directors and nominees for director, the executive officers named in the summary compensation table, shareholders known to us to beneficially own more than 5% of our common stock, and all executive officers and directors of Bancorp as a group. No officer or director beneficially owns any shares of Series B Preferred Stock. Beneficial ownership includes shares currently owned, shares that a person has a right to vote or transfer, and any shares that a person has a right to acquire within 60 days. To our knowledge, none of the listed shares have been pledged as collateral for loans or other indebtedness. Except as noted below, each holder has sole voting and investment power with respect to listed shares. At February 1, 2013, Bancorp had 19,316,843 shares outstanding.

	Number of Common
	Shares Beneficially		Percent of
Name and Address	Owned (1)(2)(3)(4)		Common (5)
5% or Greater Owners of Voting Securities
MFP Partners, L.P.	1,707,000	(6)	8.84%
25th Floor, 667 Madison Avenue
New York, NY 10065
GF Financial, LLC	1,457,000	(7)	7.54%
1271 Avenue of the Americas
New York, NY 10020
The Vanguard Group	1,018,699	(8)	5.28%
100 Vanguard Blvd.
Malvern, PA 19355
Franklin Mutual Advisors, LLC	1,707,000	(9)	8.84%
101 John F. Kennedy Parkway
Short Hills, NJ 07078
AQR Capital Management, LLC	1,328,086	(10)	6.9%
Two Greenwich Plaza, 3rd Floor
Greenwich, CT 06830

	Number of Common		Percent of
	Shares Beneficially		Common Shares
Name	Owned (1)(2)(3)(4)		Outstanding (5)
Officers and Directors
Lloyd D. Ankeny	40,397		*
David A. Dietzler	1,050		*
Henchy R. Enden	1,050		*
Anders Giltvedt	31,847		*
Sam Levinson	2,248		*
Xandra McKeown	15,739		*
Steven J. Oliva	55,815		*
John T. Pietrzak	3,475		*
Hadley S. Robbins	15,236		*
Cynthia J. Sparacio	12,097		*
Steven N. Spence	14,481	(11)	*
Robert D. Sznewajs	82,804	(12)	*
Dr. Nancy Wilgenbusch	10,910		*
All directors and executive officers as a group	313,624		1.62%
(15 persons)

*Represents less than 1% of our outstanding common stock.

(1)	Share amounts include shares subject to stock options currently exercisable or exercisable within 60 days after January 22, 2013, as follows: Lloyd D. Ankeny, 4,090 shares; Anders Giltvedt, 9,778 shares; Xandra McKeown, 5,749 shares; Steven J. Oliva, 4,090 shares; Hadley Robbins, 4,060 shares; Cynthia J. Sparacio, 4,189 shares; Steven N. Spence, 2,610 shares; Robert D. Sznewajs, 23,982 shares; Dr. Nancy Wilgenbusch, 4,090 shares, and by all directors and executive officers as a group, 67,388 shares.

(2)	Share amounts include shares held under deferred compensation plans as to which participants have shared voting and dispositive power as follows: Lloyd D. Ankeny, 346 shares; Xandra McKeown, 29 shares; Steven J. Oliva, 9,125 shares; Steven N. Spence, 276 shares; Cynthia Sparacio, 1,490 shares; and Dr. Nancy Wilgenbusch, 543 shares.

(3)	Share amounts include restricted shares which, although not fully vested, possess full voting rights, as follows: Lloyd Ankeny, 1,050 shares; David A. Dietzler, 1,050 shares; Henchy R. Enden, 1,050 shares; Anders Giltvedt, 5,864 shares; Sam Levinson, 1,050 shares; Steven Oliva, 1,050 shares; Xandra McKeown, 4,804 shares; John T. Pietrzak, 1,050 shares; Hadley Robbins, 4,804 shares; Cynthia J. Sparacio, 3,126 shares; Steven N. Spence, 1,050 shares; and Robert D. Sznewajs, 10,306 shares; Dr. Nancy Wilgenbusch, 1,050 shares; and by all directors and executive officers as a group, 42,283 shares.

(4)	Share amounts include the following shares held in accounts under Bancorp's 401(k) Plan: Anders Giltvedt, 1 share; Xandra McKeown, 285 shares; Robert D. Sznewajs, 298 shares; and by all directors and executive officers as a group, 10,506 shares.

(5)	Calculated in accordance with Rule 13d-3(d)(1) of the Securities Exchange Act of 1934 (the "Exchange Act").

(6)	Based on information contained in the Schedule 13D jointly filed October 5, 2012, by MFP Partners, L.P ("Partners"), MFP Investors LLC, the general partner of Partners ("Investors"), and Michael Price, managing partner of Partners ("Price"). The Schedule 13D indicates Partners, Investors, and Price share voting and dispositive power with respect to the listed shares. Partners also beneficially owns (i) 8,782 shares of Series B Preferred Stock, which is convertible into 87,820 shares of common stock following transfer to third parties in a widely dispersed offering and (ii) a Class C Warrant, which is exercisable to purchase 75,000 shares of Series B Preferred Stock, which are convertible into 750,000 shares of common stock following transfer to third parties in a widely dispersed offering. Since Partners does not have the right to acquire these shares of common stock and will not have voting or dispositive power of such shares of common stock, the underlying shares of common stock are not included in the amount reported.

(7)	Based on information contained in the Schedule 13D jointly filed October 1, 2012, by GF Financial, LLC ("GFF"), Diaco Investments, L.P., 90% owner and manager member of GFF ("Diaco"), Siget, L.L.C., general partner of Diaco ("Siget"), and Simon Glick, managing member of Siget. The Schedule 13D indicates that GFF may be deemed to be the beneficial owner of the shares and that GFF, Diaco, Siget and Mr. Glick may be deemed to share voting and dispositive power with respect to the listed shares. GFF also directly owns: (i) 8,782 shares of Series B Preferred Stock, which is convertible into 87,820 shares of common stock following transfer to unaffiliated third parties in a widely dispersed offering and (ii) Class C Warrants exercisable for 65,000 shares of Series B Preferred Stock that would be convertible into 650,000 shares of common stock following transfer to unaffiliated third parties in a widely dispersed offering. Since GFF does not have the right to acquire these shares of common stock and will have no voting or dispositive power over such common stock, those underlying shares of common stock are not included in the amount reported.

(8)	Based on information contained in the Schedule 13G filed February 12, 2013, by The Vanguard Group, Inc. the Schedule 13G indicates that The Vanguard Group, Inc. has sole voting power with respect to 33,305 shares, sole dispositive power with respect to 986,894 shares, and shared dispositive power with respect to 31,805 shares. The Schedule 13G indicates that Vanguard Fiduciary Trust Company, a wholly-owned subsidiary of the Vanguard Group, Inc., is the beneficial owner of 31,805 shares as a result of its serving as investment manager of collective trust accounts, and that Vanguard Investments Australia, Ltd.), a wholly-owned subsidiary of The Vanguard Group, Inc., is the beneficial owner of 1,500 shares as a result of its serving as investment manager of Australian investment offerings.

(9)	Based on information contained in the Schedule 13G/A filed February 10, 2012, by Franklin Mutual Advisers LLC ("FMA"). The Schedule 13GA indicates that FMA has sole voting and dispositive power with respect to the listed shares. FMA also has beneficial ownership of: (i) 8,782 shares of Series B Preferred Stock, which are convertible into 87,820 shares of common stock, if such shares of Series B Preferred Stock are transferred to unaffiliated third parties in a widely dispersed offering and (ii) Class C Warrants, which are exercisable for 50,000 shares of Series B Preferred Stock that would be convertible into 500,000 shares of common stock if such shares of Series B Preferred Stock are transferred to unaffiliated third parties in a widely dispersed offering. Since FMA does not have the right to acquire such common stock and will have no voting or investment power over such common stock, those underlying shares are not included in the amount reported.

(10)	Based on information contained in the Schedule 13G filed February 13, 2013, by AQR Capital Management LLC (“AQR”). The Schedule 13G indicates that AQR has shared voting and dispositive power over the listed shares. The Schedule 13G indicates that AQR is a beneficial owner of the listed shares as a result of its serving as an investment adviser.

(11)	Share amounts include 1,054 shares owned by Mr. Spence's spouse. Mr. Spence disclaims any beneficial ownership of these shares.

(12)	Share amounts include 4 shares owned by Mr. Sznewajs' spouse. Mr. Sznewajs disclaims any beneficial ownership of these shares.

Equity Compensation Plan Information

     The following table summarizes information regarding shares of Bancorp stock that may be issued upon exercise of options, warrants and rights under Bancorp's existing equity compensation plans and arrangements as of December 31, 2012. All of our plans or arrangements under which equity compensation may be awarded have been approved by shareholders. The information includes the number of shares covered by and the weighted average exercise price of, outstanding options, warrants, and other rights and the number of shares remaining available for future grants, excluding the shares to be issued upon exercise of outstanding options, warrants, and other rights.

C. Number of securities
remaining available for
	A. Number of securities to		future issuance under equity
	be issued upon exercise of	B. Weighted-average	compensation plans
	outstanding options,	exercise price of outstanding	(excluding securities
Plan Category	warrantes, and rights	options, warrants and rights	reflected in column A)

Equity compensation plans
approved by shareholders (1)	198,951	$72.62	372,166
Equity compensation plans
not approved by
shareholders (1)	-	N/A	-
Total	198,951	$72.62	372,166

(1)	Future grants may be made only under the 2012 Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons

     Many of our directors and officers, members of their immediate families, and firms in which they have or had an interest were customers of and had transactions with the Bank or West Coast Trust during 2012 in the ordinary course of business. Similar transactions may be expected to take place in the ordinary course of business in the future. All outstanding loans and commitments were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not, in the opinion of management, involve more than the normal risk of collectability or present other unfavorable features.

     Bancorp has adopted written policies and procedures for the review, approval and ratification of transactions with related persons. Related persons include our directors and named executive officers. The policies require that all transactions with related persons that are required to be publicly disclosed under Item 404 of Regulation S-K of the Securities and Exchange Commission ("SEC") be either approved or ratified by a designated Board committee and reported to the Board of Directors.

     The policies require that all material facts of all transactions that require approval be reviewed and either approved or disapproved:

  Loan Committee Approval. With respect to loans and other extensions of credit, by the Loan Committee, with any members of the committee who are not independent abstaining from discussion and voting; and

  Governance Committee Approval. With respect to other transactions, by the Governance Committee.

     In determining whether to approve or ratify a transaction, the appropriate Board committee will take into account, among other factors determined to be appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third-person under the same or similar circumstances and the extent of the related person's interest in the transaction. If advance approval of a transaction is not feasible, the transaction is considered and, if determined to be appropriate, ratified by the committee as soon as practicable after its occurrence.

     No director may participate in any discussion or approval of a transaction for which he or she is involved, except that the director is required to provide all material information concerning the transaction to the committee. If a transaction will be ongoing, the appropriate committee responsible for approval of the transaction may establish guidelines for management to follow in its ongoing dealings with the related person. The policy does not require pre-approval or ratification of any transaction with another entity in which the related person's only relationship is as an employee (other than an executive officer) of the entity.

     We will provide a complete written copy of the policy upon written request addressed to the Assistant Corporate Secretary at 5335 Meadows Road, Suite 201, Lake Oswego, Oregon 97035.

Director Independence

     The Board of Directors has determined that each of the current directors standing for election, other than Mr. Sznewajs, is an "independent director" under Rule 5605(a)(2) of NASDAQ listing standards applicable to the Company. All members of the Board's compensation, nominating and audit committees are "independent directors" under this standard.

     In the course of determining that each director is an "independent director" under the NASDAQ listing standards, the Board considered various loan transactions and deposit relationships between the Bank and certain directors (or their family members or business interests). These transactions and relationships were entered into on the same terms prevailing at the time for comparable transactions or relationships with other persons, as described further under the heading "Transactions With Related Persons" above.

     The independence of the Audit Committee members is described in Item 10 under the heading "Audit and Compliance Committee" above.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Fees Paid to Independent Registered Public Accountants

     The following table sets forth the aggregate fees paid to Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche"), for the years ended December 31, 2012, and December 31, 2011:

	Year ended December 31, 2012	Year ended December 31, 2011
Description	Amount Paid	Amount Paid
Audit Fees (1)	$747,574	$741,000
Audit-Related Fees (2)	-	21,398
Tax Fees (3)	64,487	72,886
All Other Fees (4)	55,000	-

(1)	Fees for audit services consist of:

Audit of the Company's annual financial statements;
Reviews related to obligations under the Federal Deposit Insurance Corporation Improvement Act;
       Reviews in connection with quarterly reports filed with the SEC; and
Other SEC-related work such as consents and other services.

(2)	Fees for audit-related services consist of benefit plan audits.

(3)	Fees for tax services consist of tax compliance services, including federal, state, and local tax preparation services and advice, and tax planning.

(4)	Fees related to merger with Columbia.

     The Audit Committee has adopted pre-approval policies and procedures for pre-approving work to be performed by Deloitte & Touche. Under Bancorp's pre-approval policy, the Audit Committee must pre-approve all audits and permitted non-audit services to be performed by our independent auditors. All services performed by Deloitte & Touche during 2012 were pre-approved by the Audit Committee.

     The Audit Committee has pre-approved the use of Deloitte & Touche for certain audit services and specific types of services characterized as audit-related and tax services. These categories include with respect to audit services, attestation services, services associated with SEC registration statements, and consultations with management relating to accounting disclosure of transactions or events. With respect to audit-related and tax services, these categories include due diligence and audit services relating to potential mergers and acquisitions, benefit plan audits, internal control reviews, consultations relating to disclosure treatment of transactions, tax preparation services, and tax planning and advice. For each category of services, the Audit Committee has set dollar limits on the amount of services that may be provided and has required that management or the auditor’s report back to the committee from time to time to inform members of services actually provided and costs therefor. The Audit Committee has delegated to the chair of the Audit Committee the authority to consider and pre-approve any management or other request for additional services to be performed by Deloitte & Touche.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 8, 2013.

WEST COAST BANCORP

(Registrant)

By:	/s/ Robert D. Sznewajs
Robert D. Sznewajs President and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2013.

Principal Executive Officer:

/s/ Robert D. Sznewajs	President and CEO and Director
Robert D. Sznewajs

Principal Financial Officer:

/s/ Anders Giltvedt	Executive Vice President and Chief Financial Officer
Anders Giltvedt

Principal Accounting Officer:

/s/ Kevin M. McClung	Senior Vice President and Controller
Kevin M. McClung

Remaining Directors:

*Lloyd D. Ankeny, Chairman

*David A. Dietzler

*Henchy R. Enden

*Shmuel (“Sam”) Levinson

*Steven J. Oliva

*John T. Pietrzak

*Steven N. Spence

*Nancy A. Wilgenbusch, PhD.

*By	/s/ Robert D. Sznewajs
Robert D. Sznewajs Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit No.	Exhibit
2.1	Agreement and Plan of Merger, dated as of September 25, 2012, by and among Columbia Banking System, Inc., West Coast Bancorp (the "Company"), and, from and after its accession, Sub (as defined therein) (the disclosure schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K). Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K dated September 25, 2012, and filed with the Securities and Exchange Commission ("SEC") on October 1, 2012 (the "September 2012 8-K").

3.1	Restated Articles of Incorporation (as amended through January 20, 2010). Incorporated by reference to Exhibit 3.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

3.2	Articles of Amendment of Restated Articles of Incorporation (effective May 19, 2011). Incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K dated May 18, 2011 and filed with the SEC on May 20, 2011.

3.3	Amended and Restated Bylaws of the Company (as amended through February 23, 2012). Incorporated by reference to Exhibit 3.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2012.

3.4	Amendment to the Amended and Restated Bylaws of the Company (effective as of September 25, 2012). Incorporated by reference to Exhibit 3.1 to the September 2012 8-K.

4.1	Form of Class C Warrant. Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K dated October 22, 2009, and filed with the SEC on October 28, 2009 (the "October 2009 8-K").

4.2	Tax Benefit Preservation Plan, dated as of October 23, 2009, between West Coast Bancorp and Wells Fargo Bank, N.A. Incorporated by reference to Exhibit 4.4 to the October 2009 8-K.

4.3	Amendment No. 1 to the Tax Benefit Preservation Plan, dated as of September 25, 2012, between West Coast Bancorp and Wells Fargo Bank, N. A. Incorporated by reference to Exhibit 4.1 to the September 2012 8-K.

4.4	The Company has incurred long-term indebtedness as to which the amount involved is less than ten percent of the total assets of the Company and its subsidiaries on a consolidated basis. The Company agrees to furnish instruments relating to such indebtedness to the SEC upon its request.

10.1	Form of Indemnification Agreement for all directors and executive officers. Incorporated by reference to Exhibit 10.1 to the Company's Annual Report on Form 10-K for the year ended December 31, 2008 (the "2008 10-K").*

10.2	Change in Control Agreement between the Company and Robert D. Sznewajs dated January 1, 2004, and amended and restated December 30, 2008. Incorporated by reference to Exhibit 10.2 to the 2008 10-K.*

10.3	Change in Control Agreement between the Company and Anders Giltvedt dated January 1, 2004, and amended and restated December 30, 2008. Incorporated by reference to Exhibit 10.3 to the 2008 10-K.*

10.4	Change in Control Agreement between the Company and Xandra McKeown dated January 1, 2004, and amended and restated December 30, 2008. Incorporated by reference to Exhibit 10.4 to the 2008 10-K.*

10.5	Change in Control Agreement between the Company and Hadley Robbins dated March 5, 2007 and amended and restated December 30, 2008. Incorporated by reference to Exhibit 10.6 to the 2008 10-K.*

10.6	Change in Control Agreement between the Company and Cynthia J. Sparacio dated March 5, 2007 and amended and restated December 30, 2008. *

10.7	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Robert D. Sznewajs dated August 1, 2003, and amended and restated as of January 1, 2011. Incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K dated January 12, 2011, and filed with the SEC on January 14, 2011 (the "January 2011 8-K").*

10.8	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Anders Giltvedt dated August 1, 2003, and amended and restated as of January 1, 2009. Incorporated by reference to Exhibit 10.8 to the 2008 10-K.*

10.9	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Xandra McKeown dated August 1, 2003, and amended and restated as of January 1, 2009. Incorporated by reference to Exhibit 10.9 to the 2008 10-K.*

10.10	Supplemental Executive Retirement Plan adopted by West Coast Bank, the Company and Hadley Robbins dated April 1, 2007, and amended and restated as of January 1, 2009. Incorporated by reference to Exhibit 10.11 to the 2008 10- K.*

INDEX TO EXHIBITS

Exhibit No.	Exhibit
10.11	401(k) Profit Sharing Plan. Incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 (Reg. No. 333-01649) filed March 12, 1996.*

10.12	Directors’ Deferred Compensation Plan. Incorporated by reference to Exhibit 10.13 to the 2008 10-K.*

10.13	Executives’ Deferred Compensation Plan. Incorporated by reference to Exhibit 10.14 to the 2008 10-K.*

10.14	2002 Stock Incentive Plan, as amended. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.*

10.15	Forms of Option Agreements and Restricted Stock Agreements. Incorporated by reference to Exhibits 10.3 through 10.7 to the Quarterly Report on Form 10-Q for the quarter ended September 30, 2006.*

10.16	2012 Omnibus Incentive Plan. Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.*

10.17	Employment Agreement dated effective as of January 1, 2011, between Robert D. Sznewajs and the Company. Incorporated by reference to Exhibit 10.1 to the January 2011 8-K.*

10.18	Form of Investment Agreement, dated as of October 23, 2009 by and between the Company and the investors party thereto. Incorporated by reference to Exhibit 10.1 to the October 8-K.

21	Subsidiaries of the Company.

23	Consent of Deloitte & Touche LLP.

24	Power of Attorney.

31.1	Certification of CEO under Rule 13a-14(a).

31.2	Certification of CEO under Rule 13a-14(a).

32	Certification of CEO and CFO pursuant to 18 U.S.C. Section 1350.

101.	INS XBRL Instance Document

101.	SCH XBRL Taxonomy Extension Schema

101.	PRE XBRL Taxonomy Extension Presentation Linkbase

101.	LAB XBRL Taxonomy Extension Label Linkbase

101.	CAL XBRL Taxonomy Extension Calculation Linkbase

101.	DEF XBRL Taxonomy Extension Definition Linkbase

       * Indicates a management contract or compensatory plan, contract or arrangement.